Form 10-Q
period 2011-06-30
American Realty Capital Properties, Inc.
filed 2011-08-12
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-172205

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-2482685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No. The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-172205), was declared effective on July 7, 2011. This is the first report required to be filed by the registrant pursuant to Section 13 or 15 (d) of the Securities Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on July 31, 2011 was 1,000 shares.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2
Statements of Operations for the three and six months ended June 30, 2011 and the period from December 2, 2010 (date of inception) to June 30, 2011 (Unaudited)	3
Statement of Stockholders’ Equity (Deficit) the period from December 2, 2010 (date of inception) to June 30, 2011 (Unaudited)	4
Statements of Cash Flows for the six months ended June 30, 2011 and the period from December 2, 2010 (date of inception) to June 30, 2011 (Unaudited)	5
Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Reserved	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash	$10	$10
Prepaid expenses and other assets	166,500	—
Deferred offering costs	1,783,901	278,976
Total assets	$1,950,411	$278,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$1,966,411	$278,976
Common stock, $0.01 par value, 10,000 shares authorized, 1,000 issued and outstanding	10	10
Accumulated deficit during the development stage	(16,010)	—
Total stockholders’ equity (deficit)	(16,000)	10
Total liabilities and stockholders’ equity (deficit)	$1,950,411	$278,986

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	For the Period from December 2, 2010 (date of inception) to June 30, 2011
Revenues	$—	$—	$—

Expenses:
General and administrative	485	16,010	16,010
Total expenses	485	16,010	16,010
Net loss	$(485)	$(16,010)	$(16,010)
Basic and diluted weighted average common shares outstanding	1,000	1,000	1,000
Basic and diluted net loss per share	$(0.05)	$(16.01)	$(16.01)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Accumulated Deficit
	Number of Shares	Par Value	During the Development Stage	Stockholders’ Equity (Deficit)
Balance, December 2, 2010	—	$—	$—	$—
Issuance of common stock	1,000	10	—	10
Balance, December 31, 2010	1,000	10	—	10
Net loss	—	—	(16,010)	(16,010)
Balance, June 30, 2011	1,000	$10	$(16,010)	$(16,000)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2011	For the Period from December 2, 2010 (date of inception) to June 30, 2011
Cash flows from operating activities:
Net loss	$(16,010)	$(16,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and accrued expenses	16,010	16,010
Net cash provided by operating activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	10
Payments of financing costs	(105,500)	(105,500)
Proceeds from affiliates	275,318	275,318
Payments of offering costs	(169,818)	(169,818)
Net cash provided by financing activities	—	10
Net change in cash	—	10
Cash, beginning of period	10	—
Cash, end of period	$10	$10

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 — Organization and Proposed Business Operations

American Realty Capital Properties, Inc. (the “Company”), incorporated on December 2, 2010, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On July 7, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis, offering for sale a minimum of 5.4 million and a maximum of 8.8 million shares of its common stock, $0.01 par value per share, at a price of $12.50 per share (the “Shares”) (subject to certain discounts as described in the prospectus forming a part of the registration statement on Form S-11), through its co-dealer managers, Realty Capital Securities, LLC (“RCS”) and Ladenburg Thalmann & Co. Inc. (the “Dealer Managers”), pursuant to a registration statement on Form S-11 (File No. 333-172205) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The IPO will end no later than September 6, 2011, which is 61 days from the effective date of the IPO, irrespective of whether the Company sells the maximum number of the Shares in the IPO. The Company will deposit subscription payments in an escrow account. In order to close, the Company must sell 5.4 million Shares within 61 days following commencement of the IPO and the Company’s common stock must be listed on The NASDAQ Capital Market at such time, or the Company will terminate the IPO and promptly return subscription payments to subscribers for Shares with their pro rata share of the interest earned on these funds. The Company has been approved to have its common stock listed on The NASDAQ Capital Market under the symbol ARCP pending its sale of the minimum number of shares and the escrow break.

The Company was formed to primarily own and acquire single tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other credit worthy tenants. The Company considers properties that are net leased on a “medium-term basis,” to mean properties originally leased long term (ten years or longer) that are currently subject to net leases with remaining lease terms of generally three to eight years, on average.

Substantially all of the Company’s business will be conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company will be the sole general partner of the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has retained ARC Properties Advisors, LLC (the “Advisor”) and American Realty Capital II, LLC (the “Sponsor”), to manage its affairs on a day to day basis. These related parties, including the Advisor, the Sponsor and RCS will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

At the completion of the IPO, ARC Real Estate Partners, LLC, (“the Contributor”), an affiliate of the Sponsor, will contribute to the OP its indirect ownership interests in ARC Income Properties, LLC and ARC Income Properties III, LLC which include 60 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, a property presently leased to Home Depot U.S.A., Inc., and two vacant properties in exchange for 310,000 OP Units.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements as of December 31, 2010 and for the period from December 2, 2010 to December 31, 2010, which are included in the Registration Statement filed with the SEC on July 5, 2011. There have been no significant changes to these policies during the six months ended June 30, 2011 other than the updates described below.

Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock as discussed in Note 1 — Organization and Proposed Business Operations. These costs principally relate to professional fees and fees paid to various regulatory agencies. As of June 30, 2011 and December 31, 2010, such costs totaled $1,783,901 and $278,976, respectively, and are included in deferred offering costs in the accompanying balance sheets. Simultaneous with selling shares of common stock, the deferred offering costs will be charged to equity upon the completion of the IPO or to expenses if the IPO is not completed.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 3 — Related Party Transactions and Arrangements

The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets.  The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All organizational and offering costs incurred by the Company are reflected in the accompanying balance sheets. The Company reimburses these offering costs and fees to the Advisor, as applicable. All of the Company’s outstanding common stock is held by an entity wholly owned by the Sponsor. As of June 30, 2011, the Company had payables to affiliated entities of $275,318 and payables to the Advisor and affiliated Dealer Manager of $511,914 for services related to the IPO and offering costs paid on behalf of the Company. There were no such payables as of December 31, 2010.

Note 4 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 5 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 6 — Pro Forma Consolidated Statement of Operations

The following unaudited pro forma Consolidated Balance Sheet as of June 30, 2011 and pro forma Consolidated Statements of Operations for the six months ended June 30, 2011 are presented as if the Company had acquired ARC Income Properties, LLC and ARC Income Properties III, LLC as of January 1, 2011. These financial statements should be read in conjunction with the Company’s historical financial statements and notes thereto. The pro forma Consolidated Balance Sheet and pro forma Consolidated Statement of Operations are unaudited and are not necessarily indicative of what the actual results of operations would have been had the Company acquired these entities as of January 1, 2011, nor does it purport to present the future results of operations of the Company (amounts in thousands):

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	ARC Income Properties, LLC(1)	ARC Income Properties III, LLC(2)	American Realty Capital Properties, Inc.(3)	Pro Forma Adjustments (Minimum)(4)		Pro Forma (Minimum)(4)	Pro Forma Adjustments (Maximum)(5)		Pro Forma (Maximum)(5)
Assets
Real estate investments, at cost:
Land	$14,435	$2,911	$—	$—		$17,346	$—		$17,346
Buildings, fixtures and improvements	81,799	15,463	—	—		97,262	—		97,262
Acquired intangible lease assets	2,581	5,024	—	—		7,605	—		7,605
Total real estate investments, at cost	98,815	23,398	—			122,213			122,213
Less: accumulated depreciation and amortization	(11,187)	(1,514)	—	—		(12,701)	—		(12,701)
Total real estate investments, net	87,628	21,884	—			109,512			109,512
Cash and cash equivalents	546	158	—	818	(6)	1,522	39,693	(6)	40,397
Prepaid expenses and other assets	492	643	166	—		1,301	—		1,301
Deferred costs, net	447	978	—	(240	) (7)	1,185	(240	) (7)	1,185
Deferred offering costs	—	—	1,784	(1,784	) (8)	—	(1,784	) (8)	—
Total assets	$89,113	$23,663	$1,950			$113,520			$152,395
Liabilities and Equity
Mortgage notes payable	$82,622	$13,850	$—	(27,622	) (9)	$68,850	(27,622	) (9)	$68,850
Long-term notes payable	19,408	11,218	—	(30,626	) (10)	—	(30,626	) (10)	—
Accounts payable and accrued expenses	453	166	1,966	(1,784	) (11)	801	(1,784	) (11)	801
Deferred rent and other liabilities	516	158	—	—		674	—		674
Total liabilities	102,999	25,392	1,966			70,325			70,325
Member’s deficiency	(13,886)	(1,729)	(16)	15,631	(12)	—	15,631	(12)	—
Preferred stock	—	—	—	—		—	—		—
Common stock	—	—	—	54	(13)	54	88	(13)	88
Additional paid in capital	—	—	—	39,266	(14)	39,266	78,107	(14)	78,107
Total American Realty Capital Properties, Inc. shareholder's equity	(13,886)	(1,729)	(16)	—		39,320	—		78,195
Non-controlling interests	—	—	—	3,875	(15)	3,875	3,875	(15)	3,875
Total liabilities and equity	$89,113	$23,663	$1,950			$113,520			$152,395

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

(1)	Reflects the historical Balance Sheet of ARC Income Properties, LLC for the period indicated.

(2)	Reflects the historical Balance Sheet of ARC Income Properties III, LLC for the period indicated.

(3)	Reflects the historical Balance Sheet of American Realty Capital Properties, Inc. for the period indicated.

(4)	Adjustments and pro forma balances based on the offering of the minimum number of 5,400,000 shares of common stock offered.

(5)	Adjustments and pro forma balances based on the offering of the maximum number of 8,800,000 shares of common stock offered.

(6)	Represents net cash proceeds from the issuance of common stock and equity units after offering costs and acquisition costs from the predecessor companies as shown below:

	Minimum Offering Amount	Maximum Offering Amount
Gross offering proceeds	$67,500,000	$110,000,000
Uses:
Fees and expenses	1,783,901	2,008,901
Selling commissions and dealer manager fees	5,400,000	8,800,000
Repay existing indebtedness	58,248,195	58,248,195
Property transfer, debt origination and transfer expenses	1,250,000	1,250,000
Net cash proceeds	$817,904	$39,692,904

(7)
Represents write-off of $889,731 of deferred financing costs for long-term notes payable which are to be repaid upon the closing of the offering and the ARC Income Properties mortgage note payable which is expected to be refinanced with proceeds from an anticipated new $60,000,000 senior secured revolving acquisition facility, partially offset by estimated offering costs of $650,000 to be incurred in connection with obtaining the facility.

(8)	Represents the reclassification of accumulated deferred offering costs to additional paid in capital which will occur upon the closing of the offering.

(9)
Represents repayment of $82,622,049 mortgage notes payable and refinancing with a $55,000,000 draw on an anticipated new $60,000,000 senior secured revolving acquisition facility with a term of three years at a proposed annualized interest rate of The London Inter-Bank Offered Rate (“LIBOR”) plus 2.45%, or 2.65%. The actual interest rate will depend on the corporate leverage and the LIBOR rate at the time of the closing of the loan.

(10)	Represents repayment of long-term notes with proceeds from the offering.

(11)	Represents reclassification of accrued offering costs to cash to show cash balance after payment of offering costs

(12)	Represents elimination of members' deficiency related to predecessor companies.

(13)	Represents the issuance of a minimum of 5,400,000 and maximum of 8,800,000 shares of common stock at a par value of $0.01 per share.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

(14)
Represents net proceeds after offering costs and par value of common stock based on the minimum offering of 5,400,000 shares of common stock offered or the maximum offering of 8,800,000 shares of common stock offered at an offering price of $12.50 per share and elimination of other balance sheet items as shown below:

	Minimum Offering	Maximum Offering
Gross offering proceeds	$67,500,000	$110,000,000
Less: offering fees and expenses	(1,783,901)	(2,008,901)
Less: selling commissions and dealer manager fees	(5,400,000)	(8,800,000)
Less: property transfer, debt origination and transfer expenses	(1,250,000)	(1,250,000)
Less: common stock par value	(54,000)	(88,000)
Less: write-off of deferred financing costs on retired indebtedness	(240,731)	(240,731)
Less: net reclassification of historic member deficiency	(15,630,645)	(15,630,645)
Less: reclassification of non-controlling interests	(3,875,000)	(3,875,000)
Adjustment to additional paid in capital	$39,265,723	$78,106,723

(15)	Represents the value of 310,000 OP units issued to the owner of the predecessor companies.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Revenues:	ARC Income Properties, LLC(1)	ARC Income Properties III, LLC(2)	American Realty Capital Properties, Inc.(3)	Pro Forma Adjustments (Minimum)(4)		Pro Forma (Minimum)(4)	Pro Forma Adjustments (Maximum)(5)		Pro Forma (Maximum)(5)
Rental income	$3,390	$1,128	$—	$—		$4,518	$—		$4,518
Total revenues	3,390	1,128	—			4,518			4,518
Operating expenses:
Management fee	—	—	—	306	(6)	306	306	(6)	306
General and administrative	77	40	16	—	(7)	133	—	(7)	133
Depreciation and amortization	2,261	454	—	—		2,715	—		2,715
Total operating expenses	2,338	494	16			3,154			3,154
Operating income	1,052	634	(16)			1,364			1,364
Other expense:
Interest expense	(4,197)	(1,048)	—	4,058	(8)	(1,187)	4,058	(8)	(1,187)
Interest income	—	—	—	—		—	—		—
Other income	—	—	—	—		—	—		—
Total other income (expense)	(4,197)	(1,048)	—			(1,187)			(1,187)
Net income (loss)	$(3,145)	$(414)	$(16)			177			177
Net income attributable to non-controlling interest holders						(10)			(6)
Net income attributable to American Realty Capital Properties, Inc.						$167			$171
Per share data:
Weighted average shares outstanding						5,400 (9)			8,800	(10)
Earnings per share basic and fully diluted						$0.03			$0.02

(1)	Reflects the historical Statement of Operations of ARC Income Properties, LLC for the period indicated.

(2)	Reflects the historical Statement of Operations of ARC Income Properties III, LLC for the period indicated.

(3)	Reflects the historical Statement of Operations of American Realty Capital Properties, Inc. for the period indicated.

(4)	Adjustments and pro forma balances based on the offering of the minimum number of shares of 5,400,000 shares of common stock offered.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

(5)	Adjustments and pro forma balances based on the offering of the maximum number of shares of 8,800,000 shares of common stock offered.

(6)
Represents management fee of the maximum of 0.50% of unadjusted book value of assets that may be charged by affiliated Advisor. The determination of payment of fees to the Advisor will be made on a periodic basis based on available cash flow.

(7)
Excludes our estimated general and administrative costs primarily for legal fees, audit fees, board of directors fees, insurance, marketing and investor relations fees related to operation as a public company, which are expected to have an ongoing effect on the results of operations of the Company, to be approximately $545,000 per year, an increase of approximately $279,000 over the annualized historical expenses for the six months ended June 30, 2011.

(8)
Represents reversal of interest expense for long-term notes to be repaid at the closing of the offering and reversal of interest expense on $82,622,049 of mortgage debt which is expected to be refinanced by American Realty Capital Properties, Inc., reversal of related deferred financing costs, amortization, addition of estimated interest expense for $55,000,000 drawn on an anticipated new $60,000,000 senior secured revolving acquisition facility with an estimated annualized interest rate of LIBOR plus 2.45%, or 2.65%, and amortization of deferred financing costs for the anticipated new $60,000,000 facility. The actual interest rate will be based on total corporate leverage and the actual LIBOR rate at the time of the closing of the loan. This proposed annualized interest rate is based on the facts that it was provided to the Company by one of the lenders with which the Company has been discussing the loan as indicative of a market interest rate for this type of loan and an affiliate of the Company’s sponsor recently closed on a loan commitment with similar terms. The detail of these amounts are as follows:

Six Months Ended June 30, 2011
Reversal of interest expense for long-term notes	$1,444,714
Reversal of interest expense for $82,622,049 mortgage note	2,617,053
Reversal of deferred financing cost amortization on long-term notes and mortgage to be refinanced	789,623
Interest expense for anticipated $55,000,000 draw	(738,872)
Deferred financing amortization for new $60,000,000 credit facility	(54,167)
$4,058,351

Every 1/8 of 1% change in the annualized interest rate on the anticipated new $60,000,000 senior secured revolving acquisition facility will result in a change in annualized interest expense of approximately $68,750, assuming an outstanding balance of $55,000,000.

(9)
Excludes the effect of 310,000 of OP units issued to the owner of the predecessor companies exchangeable for 310,000 shares of common stock and 162,000 unvested restricted shares of Advisor’s Stock and 9,000 director unvested restricted shares of common stock to be issued at the closing of the offering as the effect of these shares would be anti-dilutive.

(10)
Excludes the effect of 310,000 of OP units issued to the owner of the predecessor companies exchangeable for 310,000 shares of common stock and 264,000 unvested restricted shares of Advisor’s Stock and 9,000 director unvested restricted shares of common stock to be issued at the closing of the offering as the effect of these shares would be anti-dilutive.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 7 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, to ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. American Realty Capital Properties, Inc. is externally managed by ARC Properties Advisors, LLC (the “Advisor”), a Delaware limited liability company.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.

Following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
each of the properties we intend to acquire in connection with our initial public offering (“IPO”) pursuant to a registration statements on Form S-11 (File No. 333-172205) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (“SEC”) under the securities act of 1933, as amended, are leased to a single tenant and all of the properties we intend to acquire are leased to only two tenants (including for this purpose, all affiliates of such tenants) and, therefore, the financial failure of, or default by, one of these tenants under their leases is likely to cause a complete reduction in the cash flows of the properties subject to those leases;

•
the failure of any of our tenants with leases in multiple locations to make rental payments to us, because of a deterioration in its financial condition, bankruptcy or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on our cash from operations;

•
we may be unable to refinance the $82.6 million of non-recourse mortgage indebtedness secured by the  60 properties we intend to acquire in connection with the IPO leased to Citizens Bank and the two vacant  properties that matures in August 2011, which, if it occurs, could result in the loss of our entire investment in those properties;

•
each of the management agreement with our Advisor and the acquisition and capital services agreement with an affiliate was not negotiated on an arm’s-length basis, including the term of each agreement which exceeds the term of most other externally advised Real Estate Investment Trusts (“ REITs”), and may not be as favorable to us as if each agreement had been negotiated with an unaffiliated third party, and each agreement may be difficult to terminate;

•	there are various conflicts of interest in our relationship with our Advisor, which could result in decisions that are not in the best interest of our stockholders;

•
we will be dependent on our Advisor and its affiliates and its key personnel who provide services to us through the management agreement and the acquisition and capital services agreement, and we may not find a suitable replacement for our Advisor and its affiliates if the management agreement and the acquisition and capital services agreement are terminated, or for our key personnel if they leave our Advisor or its affiliates or otherwise become unavailable to us. Our Advisor is not required to make available any particular individual personnel to us;

•
on behalf of our Advisor or its affiliates, members of our Advisor or its affiliates management team have sponsored eight other real estate companies, of which seven are in the process of either having their offerings registered with the SEC, or have only recently had their offerings declared effective by the SEC, and it is expected that such members of our Advisor’s management team will be required to devote substantial time and attention to these other real estate companies which will divert from the time and attention such management team members can devote to us;

•
our management agreement with our Advisor and its affiliates and the acquisition and capital services agreement with our Advisor and its affiliates is non-cancelable by us for a period of ten years following the offering, except for acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of our Advisor and its affiliates duties, as applicable, and it may therefore be difficult to remove our Advisor and its affiliates;

•
we may fund distributions from unlimited amounts of any source, including borrowing funds, using proceeds from the IPO, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flow from our operations, which distributions may reduce the amount of capital we ultimately invest in our target assets and adversely impact our operations and the market price of our common stock;

•
if we raise more than the minimum offering in the IPO, our estimated cash available for distribution may not be sufficient to cover our proposed dividend and accordingly we may be unable to pay or maintain such proposed dividend without utilizing cash raised from the IPO in order to cover such dividend;

•
our administrative support agreement with an affiliate, which requires the affiliate to pay our general and administrative expenses to the extent the amount of our adjusted funds from operations as defined in the agreement  is less than the amount of distributions declared in respect of our units of limited partner interests in the OP (“OP Units”), expires one year after the date of the closing of the IPO, and, as a result, we may be required to reduce our distributions to stockholders following the expiration of this agreement;

•
our Advisor and its affiliates will be paid substantial fees, most of which are payable regardless of the performance of our portfolio, for services performed for us pursuant to the management agreement and the acquisition and capital services agreement, which reduces the amount of cash available for investment in properties or distribution to stockholders;

•
the incentive fee payable to our Affiliate under the management agreement is paid quarterly and is based on our Core Earnings (as defined in the agreement) and, therefore, may cause our Affiliate to select investments in more risky assets to increase its incentive compensation;

•
our Advisor will be paid acquisition fees and financing fees with respect to properties acquired and financings obtained after the date of the IPO and, may in the future, receive property management fees, and, therefore, our Advisor may attempt to cause us to acquire properties and incur financings in order to earn these fees;

•
the supermajority voting provisions applicable to our board of directors in connection with our consolidation, merger, sale of all or substantially all of our assets or engaging in a share exchange will limit our independent directors’ ability to influence such corporate matters;

•	our operating performance is subject to risks associated with the real estate industry;

•
our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock;

•
we have not previously operated as a REIT or as a public company and, therefore, there can be no assurance that we will successfully and profitably operate our business in compliance with the regulatory requirements applicable to REITs and to public companies;

•
we rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments;

•
our organizational documents have no limitation on the amount of indebtedness that we may incur, and as a result, we may become highly leveraged in the future, which could adversely affect our financial condition;

•	the cash available for distribution to stockholders may not be sufficient to make distributions, nor can we assure you of our ability to make distributions in the future;

•	the price we will pay for the properties to be acquired by us in the formation transactions in connection with the IPO may exceed their aggregate fair market value;

•
we expect to use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable;

•
differences between the book value of the assets to be acquired in the formation transactions in connection with the IPO and the price paid for our common stock in the IPO will result in an immediate and material dilution of the book value of our common stock;

•
we have agreed with ARC Real Estate Partners, LLC (the “Contributor”), which will contribute to us indirect interests in the properties we will acquire in connection with the IPO, to indemnify it against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of these interests, in a taxable transaction, in these properties other than the two vacant properties for a period of 10 years after the IPO. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make up to $25.0 million of debt available for the Contributor to guarantee. As a result, we may be required to incur and maintain more debt than we would otherwise; and

•	there has been no public market for our common stock prior to the IPO.

Overview

We were incorporated on December 2, 2010, as a newly formed Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On July 7, 2011, we commenced the IPO on a “reasonable best efforts” basis, offering for sale a minimum of 5.4 million and a maximum of 8.8 million shares of its common stock, $0.01 par value per share, at a price of $12.50 per share (the “Shares”) (subject to certain discounts as described in the prospectus forming a part of the Registration Statement) through our co-dealer managers, Realty Capital Securities, LLC (“RCS”) and Ladenburg Thalmann & Co. Inc., pursuant to the Registration Statement. The IPO will end no later than September 6, 2011, which is 61 days from the effective date of the IPO, irrespective of whether we sell the maximum number of the Shares in the IPO. We will deposit subscription payments in an escrow account. In order to close, we must sell 5.4 million Shares within 61 days following commencement of the IPO and our common stock must be listed on The NASDAQ Capital Market at such time, or we will terminate the IPO and promptly return subscription payments to subscribers for Shares with their pro rata share of the interest earned on these funds. We have been approved to have our common stock listed on The NASDAQ Capital Market under the symbol ARCP pending our sale of the minimum number of shares and escrow break.

We were formed to primarily own and acquire single tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other credit worthy tenants. We consider properties that are net leased on a “medium-term basis,” to mean properties originally leased long term (ten years or longer) that are currently subject to net leases with remaining lease terms of generally three to eight years, on average.

Substantially all of our business will be conducted through the OP, a Delaware limited partnership. We will be the sole general partner of the OP. After holding OP Units for a period of one year, holders of the OP Units have the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of  our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our affiliates, the Advisor and American Realty Capital II, LLC (the “Sponsor”), which provides certain acquisition and debt capital services to the Company. These related parties, including the Advisor, the Sponsor and RCS, will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

At the completion of the IPO, the Contributor, an affiliate of the Sponsor,  will contribute to the OP its indirect ownership interests in ARC Income Properties, LLC and ARC Income Properties III, LLC which include 60 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, a property presently leased to Home Depot U.S.A., Inc., and two vacant properties, in exchange for 310,000 OP Units.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

 Revenue Recognition

Upon the acquisition of real estate, certain properties may have leases where minimum rent payments increase during the term of the lease. We will record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases will be considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred, as applicable.

Our revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates.

We will review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.

Real Estate Investments

Upon the acquisition of properties, we will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation will be computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, seven years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and tenant and landlord improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values. We utilize independent appraisals and information management obtains on each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, as applicable, to determine the fair values of the tangible assets of an acquired property, amongst other market data.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease intangibles are amortized as an increase to rental income over the remaining term of the lease. In determining the amortization period for below-market lease intangibles, We initially consider, and periodically evaluate on a quarterly basis, the likelihood that a tenant will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on independent appraisals and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to depreciation and amortization, a component of operating expense, over the remaining term of the lease.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of our reported net income. Initial purchase price allocations are subject to change until all information is finalized, which is generally within one year of the acquisition date.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Selected Financial Data

The following selected financial data as of June 30, 2011 and for the period from December 2, 2010 (date of inception) to June 30, 2011 should be read in conjunction with the accompanying financial statements and related notes thereto and “Results of Operations” below:

As of June 30, 2011 and for the Period from December 2, 2010 (date of inception) to June 30, 2011
Balance sheet data:
Cash	$10
Prepaid expenses and other assets	166,500
Deferred offering costs	1,783,901
Total assets	1,950,411
Accounts payable and accrued expenses	1,966,411
Total stockholders’ deficit	(16,000)
Other data:
Net loss	(16,010)
Cash flow provided by financing activities	10

Results of Operations

As of June 30, 2011, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Liquidity and Capital Resources

We expect to use the gross proceeds raised by the IPO at the minimum offering amount primarily to deleverage the portfolio of properties we intend to acquire by refinancing the loan secured by our continuing properties leased to Citizens Bank and our two vacant properties with a loan that has a principal amount of $27.6 million less, as well as to repay $30.6 million of unsecured notes that relate to our properties. We expect to use the gross proceeds raised by the IPO in excess of the minimum offering amount primarily to acquire additional medium-term net leased properties that we believe generate attractive risk-adjusted investment returns and, to a lesser extent, to fund distributions. If we raise the maximum offering amount, we project to have a deficit in annual distributions over cash available for distributions of approximately $3.0 million and net offering proceeds allocated to working capital of $39.7 million. We expect our distributions to be funded by earnings from this working capital balance, or from the working capital balance itself. We expect to leverage our acquisitions by incurring debt financing at a debt to gross asset value ratio of approximately 45-55% at then-current market interest rates. We expect to meet our short-term liquidity requirements, such as near-term debt maturities and operating expenses, generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. During the one year period following the closing of the IPO, we expect to pay approximately $3.1 million in interest expenses, but will not otherwise have any expenses for the payment of debt principal or capital expenditures. We believe that the net cash provided by operations will be adequate to fund our operating requirements, debt service and the payment of dividends required for us to qualify as a REIT for one year after the completion of our IPO. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, public and private offerings of equity and debt securities or, in connection with acquisitions of additional properties, the issuance of OP Units. If we sell only the minimum number of shares in our IPO, we will have a limited amount of cash to meet our near term liquidity needs. Additionally, the recent U.S. and global economic slowdown has resulted in a capital environment characterized by limited availability, increasing costs and significant volatility. The continued persistence of these conditions could limit our ability to raise debt and equity capital on favorable terms or at all which, in turn, could adversely impact our ability to finance future investments and react to changing economic and business conditions.

We will refinance the existing $82.6 million (as of June 30, 2011) mortgage loan secured by the properties we intend to acquire leased to Citizens Bank and the two vacant properties with a $55.0 million draw against our anticipated $60.0 million senior secured revolving acquisition facility. Upon consummation of our acquisition of the 60 properties leased to Citizens Bank, such properties are expected to be included in the portfolio of properties available to secure our senior secured revolving acquisition facility. Our ability to enter into our senior secured revolving acquisition facility is subject to a number of conditions that are outside of our control, including, without limitation, the completion of lender due diligence and the delivery of customary loan documentation. This refinancing will be contingent upon the closing of the IPO since a significant portion of the net proceeds of the IPO will be utilized to satisfy the difference between the draw from this revolving acquisition facility and the existing mortgage debt encumbering these properties. To the extent this facility cannot be obtained at the closing of the IPO, we will continue to seek to refinance this $82.6 million of mortgage indebtedness prior to its maturity in August 2011, including by raising both additional debt or equity, or negotiating for a loan extension with the lender.

As a REIT, we will be required generally to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Therefore, as a general matter, it is unlikely that, after the net proceeds of the IPO are expended, we will have substantial cash balances that could be used to meet liquidity needs. Instead, these needs will likely need to be met from cash generated from operations, proceeds from sales of properties and external sources of capital.

Our primary long-term liquidity requirement is repayment of our debt obligations. We intend generally to manage our debt maturities by refinancing or repaying the related debt at maturity. We expect to utilize a combination of (i) cash on hand, (ii) cash from sales of assets which may include the collateral for the debt, and (iii) cash from future debt or equity capital raises to fund any liquidity needed to satisfy these obligations. These actions, however, may not enable us to generate sufficient liquidity to satisfy our borrowings and, therefore, we cannot provide any assurance we will be able to refinance or repay our debt obligations as they come due. Our ability to refinance debt, sell assets and/or raise capital on favorable terms will be highly dependent upon prevailing market conditions.

As an owner of commercial real estate, we will be required to make capital expenditures to maintain and upgrade our properties. We expect the vast majority of these expenditures will be made as the leases mature and we renew existing leases or find new tenants to occupy the property because most of our leases will be triple-net, requiring that such recurring expenses incurred during the lease term be paid for by the tenant. Any estimates we make of expected capital expenditures are highly subjective and actual amounts we spend may differ materially and will be impacted by a variety of factors, including market conditions which are beyond our control. Our ability to satisfy our long-term liquidity requirements could be materially adversely affected by capital expenditures we make on our properties.

We intend to use the net proceeds of the IPO to payoff property related indebtedness, pay refinancing related fees, prepayment penalties, assumption fees and other related expenses and for general working capital purposes (which if we sell more than the minimum number of shares in the IPO could involve making acquisitions in our target properties). We also intend to invest in properties on a going-forward basis as suitable opportunities arise and adequate sources of financing are available. We are currently reviewing for the potential acquisition of several net leased properties. These potential acquisitions remain preliminary in nature and are not subject to any letter of intent or other agreements and, accordingly there can be no assurance as to whether or when any portion of these acquisitions will be completed. Our ability to complete acquisitions is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our satisfaction with the results of due diligence inquiries related to the acquisition target. We expect that future acquisitions of properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of common stock, issuances of OP units or other securities or borrowings.

Distributions

As of June 30, 2011 we have not commenced active operations.  Therefore, we have not had any income, cash flow provided from operations or funds available for distribution, nor have we issued any shares to the public. We intend to pay regular monthly dividends to holders of our common stock and make regular monthly distributions to holders of OP units in our operating partnership. We intend to pay a pro rata initial dividend in respect of the period from the closing of the IPO through the end of the then-current fiscal month based on $0.0729 per share for a full month. On an annualized basis, this would be $0.875 per share, or an annual dividend rate of approximately 7.0%. We intend to maintain our initial dividend rate for the 12-month period following completion of the IPO unless our actual results of operations, economic conditions or other factors differ materially from the assumptions used in our estimate. Distributions made by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and meeting the distribution requirements necessary to maintain our qualification as a REIT. Actual distributions may be significantly different from the expected distributions.

Dilution

In connection with our ongoing offering of shares of our common stock, we are providing information about our net tangible book value per share. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of June 30, 2011, our net tangible book value per share was not meaningful because we had issued no shares to third party investors nor have we purchased any properties. The offering price per share in the IPO (ignoring purchase price discounts for certain categories of purchasers) at June 30, 2011 was $12.50.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2011.

Inflation

We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, our net leases will require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Note 3 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of the date of this Form 10-Q, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to the Rule 424(b)(3) on July 7, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

Unregistered Sales of Equity Securities

In connection with the formation transactions in connection with the IPO, 310,000 OP units with an aggregate value of $3.9 million, assuming a price per share or unit at the IPO price of $12.50 per share, will be issued by the OP to ARC Real Estate Partners, LLC in consideration of the transfer of its interests in the property subsidiaries to the OP. ARC Real Estate Partners, LLC is an “accredited investor” as defined under Regulation D of the Securities Act. The issuance of such OP units will be effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 thereunder.

On February 2, 2011, we issued 1,000 shares of common stock that we sold to our Sponsor at $0.01 per share in connection with the formation transactions in a private placement. This sale was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(2) of the Securities Act as a transaction not involving any public offering. Those shares will be redeemed for $10.00 prior to or concurrently with the completion of the IPO.

Use of Proceeds

We are offering shares of our common stock at the IPO price of $12.50 per share (subject to certain discounts as described in the prospectus forming a part of the Registration Statement). We estimate that we will receive net proceeds from the IPO of approximately $60.9 million assuming the sale of the minimum number of shares of common stock offered in the IPO or approximately $99.7 million assuming the sale of the maximum number of shares of common stock offered in the IPO, after deducting selling commissions and dealer manager fees, and estimated expenses of the offering. We will contribute the net proceeds of the IPO to our operating partnership in exchange for OP units.

Pending the use of the net proceeds, we intend to invest the net proceeds in interest-bearing, short-term investment-grade securities, money-market accounts or other investments which are consistent with our intention to elect and qualify to be taxed as a REIT.

We do not intend to use any of the net proceeds from the IPO to fund distributions to our stockholders, but to the extent we use the net proceeds to fund distributions, these payments will be treated as a return of capital to our stockholders for U.S. federal income tax purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Realty Capital Properties, Inc.

By:	/s/ Nicholas S. Schorsch

Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).