Form 10-Q
period 2011-09-30
American Realty Capital Properties, Inc.
filed 2011-11-14
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No.

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No
The number of outstanding shares of the registrant’s common stock on November 9, 2011was 7,323,434 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$17,346	$—
Buildings, fixtures and improvements	97,261	—
Acquired intangible lease assets	7,605	—
Total real estate investments, at cost	122,212	—
Less: accumulated depreciation and amortization	(13,822)	—
Total real estate investments, net	108,390	—
Cash	830	—
Prepaid expenses and other assets	1,365	—
Deferred costs, net	2,063	279
Total assets	$112,648	$279

LIABILITIES AND EQUITY
Mortgage note payable	$13,850	$—
Senior secured revolving credit facility	51,500	—
Due to affiliates	278	—
Accounts payable and accrued expenses	929	279
Deferred rent and other liabilities	687	—
Total liabilities	67,244	279

Common stock, $0.01 par value, 240,000,000 and 10,000 shares authorized, 5,751,531 and 1,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	58	—
Additional paid-in capital	42,156	—
Accumulated deficit	(650)	—
Total stockholders’ equity	41,564	—
Non-controlling interests	3,840	—
Total equity	45,404	—
Total liabilities and equity	$112,648	$279

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Rental income	$576	$576

Expenses:
Acquisition and transaction related	604	604
General and administrative	84	100
Depreciation and amortization	372	372
Total operating expenses	1,060	1,076
Operating loss	(484)	(500)

Interest expense	(185)	(185)

Net loss	(669)	(685)
Net loss attributable to non-controlling interests	35	35
Net loss attributable to stockholders	$(634)	$(650)
Basic and diluted weighted average shares outstanding	1,515,710	511,452
Basic and diluted net loss per share	$(0.42)	$(1.27)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity

Balance, December 31, 2010	1,000	$—	$—	$—	$—	$—	$—
Issuance of common stock	5,580,000	56	70,557	—	70,613	—	70,613
Common stock rescissions	(5,869)	—	(3,194)	—	(3,194)	—	(3,194)
Offering costs, commissions and dealer manager fees	—	—	(4,544)	—	(4,544)	—	(4,544)
Share based compensation	—	—	2	—	2	—	2
Issuance of restricted shares	176,400	2	(2)	—	—	—	—
Contribution transaction	—	—	(20,663)	—	(20,663)	3,875	(16,788)
Net loss	—	—	—	(650)	(650)	(35)	(685)
Balance, September 30, 2011	5,751,531	$58	$42,156	$(650)	$41,564	$3,840	$45,404

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	348
Amortization of intangibles	21
Amortization of deferred costs	33
Amortization of restricted shares	2
Changes in assets and liabilities:
Prepaid expenses and other assets	(48)
Accounts payable and accrued expenses	(115)
Deferred rent and other liabilities	687
Net cash provided by operating activities	243
Cash flows from financing activities:
Proceeds from issuance of common stock, in excess of amounts paid at closing of the offering and rescissions	5,237
Payments of offering costs and fees related to stock issuances	(3,912)
Payments of deferred financing costs	(1,016)
Proceeds from affiliates, net	278
Net cash provided by financing activities	587
Net change in cash	830
Cash, beginning of period	—
Cash, end of period	$830

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 — Organization

American Realty Capital Properties, Inc. (the “Company”), incorporated on December 2, 2010, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On July 7, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis, through its co-dealer managers, Realty Capital Securities, LLC (“RCS” or the "affiliated Dealer Manager") and Ladenburg Thalmann & Co. Inc. (collectively, the “Dealer Managers”), pursuant to a registration statement on Form S-11 (File No. 333-172205) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The IPO closed on September 6, 2011. The Company sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011 at the initial price of $12.50 per share.

On September 22, 2011, the Company filed a registration statement on Form S-11 (File No. 333-176952) to register an additional 1.3 million shares of common stock, which was subsequently increased to 1.5 million shares (plus up to an additional 0.2 million shares of common stock that the Company may issue and sell upon the exercise of the underwriters’ over-allotment option) in connection with an underwritten follow-on offering (the "Follow-On Offering"). On November 2, 2011, the Company sold 1.5 million shares for net proceeds of $14.4 million. In addition, the Company granted the underwriters a 30 day option to purchase an additional 0.2 million shares of common stock at the original offering price, less underwriting discounts and commissions. On November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

The Company was formed to primarily own and acquire single tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other credit worthy tenants. The Company considers properties that are net leased on a “medium-term basis,” to mean properties originally leased long-term (ten years or longer) that currently have net leases with remaining lease terms of generally three to eight years, on average.

Substantially all of the Company’s business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner of the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has retained ARC Properties Advisors, LLC (the “Advisor”), a wholly owned subsidiary of American Realty Capital II, LLC (the “Sponsor”), to manage its affairs on a day to day basis. These affiliated parties, as well as RCS, have received compensation for services related to the IPO, and will receive compensation for providing on-going investment oversight and management of the Company.

Formation Transactions

At the completion of the IPO, ARC Real Estate Partners, LLC, (the “Contributor”), an affiliate of the Sponsor, contributed to the OP its indirect ownership interests in certain assets of ARC Income Properties, LLC and ARC Income Properties III, LLC (the "contributed companies"). Assets contributed included (1) 59 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, or collectively, Citizens Bank, one property presently leased to Community Bank, N.A, or Community Bank, and one property leased to Home Depot U.S.A., Inc., or Home Depot, and (2) two vacant properties. Additionally, the OP assumed certain liabilities of the contributed companies, including $30.6 million of unsecured notes payable and $96.2 million of mortgage notes secured by the contributed properties.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Because the contribution was from an affiliate of the Sponsor and deemed to be a transaction between entities under common control, the assets and liabilities were recorded by the Company at the Contributor's carrying amount, or book value, at the time of the contribution. The assets and liabilities of the contributed companies are summarized as follows:

Assets and liabilities of contributed companies, at carryover basis:
Real estate investments, net of accumulated depreciation and amortization	$108,759
Other assets	2,000
Notes payable(1)	(30,626)
Mortgage notes payable(2)	(96,472)
Other liabilities	(449)
Net assets of contributed companies	$(16,788)

(1)     Notes payable were repaid from the proceeds at the IPO concurrently with closing.

(2)
$82.6 million of mortgage notes payable were refinanced with a new $51.5 million revolving credit facility and the remaining balance was repaid from the proceeds of the IPO concurrently with closing of the IPO.

In exchange for the net assets of the contributed companies, the Contributor received 310,000 OP Units. After holding the OP Units for a period of one year, the Contributor has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The OP Units are treated as non-controlling interests, and therefore a percentage of the Company's income or losses are allocated to non-controlling interests based on the the number of OP Units as a percentage of total shares of common stock outstanding. As of September 30, 2011, this non-controlling interest percentage was 5.4% based on the 5.8 million total common shares outstanding. For the three and nine months ended September 30, 2011, losses of approximately $35,000 were allocated to the non-controlling interests.

Concurrently with the completion of the IPO and contribution of the net assets of the contributed companies, the Company closed on a $150.0 million senior secured revolving credit facility (Note 4 -  Senior Secured Revolving Credit Facility). The Company refinanced mortgage notes payable of $82.6 million and repaid the unsecured notes payable of $30.6 million, along with interest and penalties of $0.4 million, owed by the contributed companies directly from net proceeds from the IPO and $51.5 million drawn from the senior secured revolving credit facility.

In addition, the Company has issued restricted stock to the Advisor and non-executive directors in conjunction with share-based compensation plans. See Note 11 — Share-Based Compensation.

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the Unites States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and for the period from December 2, 2010 to December 31, 2010, which are included in the Pre-effective Amendment No. 2 to the Registration Statement on Form S-11 (File No. 333-176952) filed with the SEC on October 26, 2011.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company’s significant accounting policies are described in Note 2 to the financial statements as of December 31, 2010 and for the period from December 2, 2010 to December 31, 2010, which are included in the Pre-effective Amendment No. 2 to Form S-11 filed with the SEC on October 26, 2011. There have been no significant changes to these policies during the nine months ended September 30, 2011 other than the updates described below.

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with U.S. GAAP.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Development Stage Company

The Company commenced operations on September 7, 2011, the date the Company's shares of common stock began trading on the NASDAQ Capital Market and as of such date is no longer considered to be a development stage company.

Formation Transactions

Upon the effectiveness of the IPO, the Company acquired certain properties from affiliated entities of the Company. The contribution of the properties from affiliates in the initial formation of the Company was accounted for as a reorganization of entities under common control and therefore all assets and liabilities related to the contributed properties were accounted for on the carryover basis of accounting whereby the real estate investments were contributed at amortized cost and all assets and liabilities of the predecessor entities became assets and liabilities of the Company.

Deferred Costs, Net

Deferred costs, net consists of deferred financing costs, deferred offering costs, and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2010, deferred offering costs relating to the IPO totaled $0.3 million. On September 6, 2011, the day the Company closed its IPO, the deferred offering costs relating to the IPO were reclassified to stockholders’ equity. As of September 30, 2011, deferred offering costs relating to the Follow-On Offering totaled $0.4 million. These deferred offering costs will be charged to equity upon the completion of the Follow-On Offering.

Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease.

Organization, Offering and Related Costs

Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Managers or their affiliates on behalf of the Company. Such organization and offering costs included in stockholders’

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

equity at September 30, 2011 totaled approximately $4.5 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include, but are not limited to, (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow related fees; and (iii) reimbursement to the Dealer Managers for amounts they may pay to reimburse the bona fide diligence expenses of broker-dealers.

Share-Based Compensation

The Company has a stock-based incentive award plan for its affiliated Advisor, non-executive directors, officers, other employees and independent contractors who are providing services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under the guidance for share-based payments. The guidance on share-based compensation also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statements of cash flows. See Note 11 — Share Based Compensation for additional information on these plans.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of its total consolidated revenues. Although the Company’s investments in real estate are geographically diversified management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") updated its guidance related to goodwill which affected all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance became effective on January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB updated the guidance related to business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment affects any public entity, as defined, that enters into business combinations that are material on an individual or aggregate basis. This guidance became effective on January 1, 2011. The adoption of this guidance did not have a material impact upon the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

Note 3 — Real Estate Investments

The Company owns and operates commercial properties. As of September 30, 2011, the Company owned 63 properties, all of which were contributed in conjunction with the completion of the IPO by the Contributor, an affiliate of the Sponsor, at amortized cost. As of September 30, 2011, the properties were 99.1% occupied on a weighted-average basis.

The Company’s portfolio of real estate properties is comprised of the following properties as of September 30, 2011 (dollar amounts in thousands):

Portfolio	Contribution Date	Number of Properties	Square Feet	Remaining Lease Term(1)	Annualized Rental Income(2)	Base Purchase Price(3)	Capitalization Rate(4)	Annualized Rental Income per Square Foot
Home Depot	September 2011	1	465,600	18.2	$2,258	$23,398	9.7%	$4.85
Citizens Bank	September 2011	59	291,920	6.2	6,729	95,241	7.1%	23.05
Community Bank	September 2011	1	4,410	4.8	36	705	5.1%	8.16
Vacant properties	September 2011	2	6,800	—	—	2,868	—	—
Total Portfolio		63	768,730	8.5	$9,023	$122,212	7.4%	$11.74
_______________________________________________

(1)
Remaining lease term as of September 30, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Annualized rental income on a straight-line basis for the leases in place as of September 30, 2011, which includes the effect of tenant concessions such as free rent, as applicable.

(3)	Original purchase price of properties contributed excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs and closing costs on property.

(4)	Annualized rental income on a straight-line basis divided by cost of properties contributed.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of October 1, 2011.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
October 1, 2011 – December 31, 2011	$2,072
2012	8,384
2013	8,584
2014	8,789
2015	8,999
Thereafter	134,438
$171,266

The following table lists the tenants whose annualized rental income represented greater than 10% of consolidated revenues as of September 30, 2011:

Tenant	September 30, 2011
Citizens Bank	75%
Home Depot	25%

The termination, delinquency or non-renewal of one or more leases by any of the above tenants may have a material effect on revenues. No other tenant represents more than 10% of the rental income for the period presented.

Note 4 — Senior Secured Revolving Credit Facility

On September 7, 2011, the Company closed a $150.0 million senior secured revolving credit facility. The OP is the borrower, and the Company and the OP’s subsidiaries are the guarantors under this facility. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. Up to $10.0 million of the facility is available for letter of credits. The initial term of the credit agreement is 36 months.

Any loan made under the credit facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on the Company's loan to value ratio as specified in the agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount.

As of September 30, 2011, there was $51.5 million outstanding on this facility which bore an interest rate of 3.12%. Availability of additional borrowings under this facility are based upon the availability of sufficient collateral, among other factors. As of September 30, 2011, the maximum amount available to the Company on the facility was drawn, based on the collateral available.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 5 — Mortgage Note Payable

The Company's mortgage note payable of $13.9 million was assumed from an affiliate at the completion of the IPO and is collateralized by the Home Depot property. This non-recourse note bears interest at a fixed interest rate of 5.25%. The Company is required to pay interest only on the note until July 2013, at which point the loan amortizes based on a 30 year schedule. Upon maturity in July 2015, the principal balance will be due in full.

Note 6 — Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated balance sheets are reported below (amounts in thousands):

	Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	September 30, 2011	September 30, 2011	December 31, 2010	December 31, 2010
Mortgage note payable	$13,850	$14,280	$—	$—
Senior secured revolving credit facility	$51,500	$51,500	$—	$—

The fair value of the mortgage note payable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements. The interest rate of the senior secured revolving credit facility is determined by a variable market rate and the Company's leverage ratio; as such the outstanding balance on the facility approximates fair value.

Note 7 — Common Stock

On September 7, 2011, the Company’s IPO became effective. As of September 30, 2011, the Company had a total of 5.8 million shares of common stock outstanding, including unvested restricted shares, with total net proceeds from common stock issuances of $66.0 million, net of $3.2 million of rescissions. At December 31, 2010, the Company had stock from its initial capitalization of 1,000 shares for proceeds of $10.00.

On September 7, 2011, the Company’s board of directors authorized and the Company declared an annual dividend rate of $0.875 per share or an annual dividend rate of 7.0% based on the initial common stock price of $12.50, payable in cash monthly, beginning in October 2011, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month.

Note 8 — Commitments and Contingencies

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 9 — Related Party Transactions and Arrangements

Common Stock Ownership

At the completion of the IPO, certain affiliates of the Company purchased shares of the Company's common stock and, in addition, shares of the Company's common stock were purchased by affiliates on the open market. Approximately 33.7% of the shares of common stock sold in the IPO were purchased affiliates of the Company. See Note 1 — Organization for more information on stock issued in the formation transactions which occurred in conjunction with the Company's IPO.

The Company has issued restricted stock to the Advisor and non-executive directors in conjunction with share-based compensation plans. See Note 11 — Share-Based Compensation.

Fees Paid in Connection with the Offering

The Company’s affiliated Dealer Manager received selling commissions from the sale of the Company’s common stock through the IPO before reallowance of commissions earned by participating broker-dealers. The affiliated Dealer Manager re-allowed 100% of commissions earned to participating broker-dealers. In addition, the affiliated Dealer Manager received dealer manager fees of 3% of the gross offering proceeds before reallowance to participating broker-dealers. The affiliated Dealer Manager was permitted to re-allow all or a portion of its dealer manager fee to participating broker-dealers.

The following table details the results of such activities related to the affiliated Dealer Manager (amounts in thousands):

Three and Nine Months Ended September 30, 2011
Total commissions paid to affiliated Dealer Manager	$3,321
Less:
Commissions to participating broker dealers	(2,393)
Reallowance to participating broker dealers	(9)
Net to affiliated Dealer Manager(1)	$919

(1)	The affiliated Dealer Manager was responsible for commission payments due to its employees as well as its general overhead and various selling related expenses.

The Company will reimburse the Advisor for services relating to the IPO and the Follow-On Offering. The following table details the results of such activities related to organizational and offering costs reimbursed to the Advisor (amounts in thousands):

Three and Nine Months Ended September 30, 2011
Organizational and offering expense reimbursements	$1,223

As of September 30, 2011, the Company had payables to affiliated entities of $0.3 million and payables to the Advisor and affiliated Dealer Manager of $0.1 million for services related to the IPO and Follow-On Offering paid on behalf of the Company. At September 30, 2011, the Company had accrued all organizational and offering costs that the Advisor had incurred on behalf of the Company. There were no such payables as of December 31, 2010.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Fees Paid in Connection With the Operations of the Company

The Company will pay the Sponsor an acquisition fee equal to 1.0% of the contract purchase price (including assumed indebtedness) of each property the Company acquires which is originated by the Sponsor. The acquisition fee is payable in cash at the closing of each acquisition.

The Company will pay the Sponsor a financing fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company obtains and uses for the acquisition of properties that is arranged by the Sponsor. The financing fee is payable in cash at the closing of each financing.

The Company will pay the Advisor an annual base management fee equal to 0.50% of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Our Advisor will waive such portion of its management fee in excess of such thresholds. The management fee is payable in cash.

The Company may be required to pay the Advisor a quarterly incentive fee, calculated based on the Company's annualized earnings, weighted average number of shares and weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash.

The Company is required to reimburse the Sponsor for all out-of-pocket costs actually incurred by the Sponsor, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis following the end of each month. However, the Company will not reimburse the Sponsor for the salaries and other compensation of its personnel. Furthermore, Under an administrative support agreement between the Company and the Sponsor, the Sponsor will pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of director fees, insurance, marketing and investor relation fees, until September 6, 2012, which is one year after the closing of the Company's IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, is less than the amount of the distributions declared by the Company in respect of our OP units during such one year period. To the extent these amounts are paid by the Sponsor, they would not be subject to reimbursement by the Company.

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Sponsor and the Advisor which were forgiven in connection with the operations related services described above (amounts in thousands):

Three and Nine Months Ended September 30, 2011
	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—
Financing coordination fees and related cost reimbursements	—	—
Other expense reimbursements	—	—
On-going fees:
Base asset management fees	—	50
Incentive asset management fees	—	—
Total operational fees and reimbursements	$—	$50

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 10 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue in follow-on offerings, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 11 — Share-Based Compensation

Equity Plan

The Company has adopted the American Realty Capital Properties, Inc. Equity Plan (the "Equity Plan"), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to the Advisor, non-executive directors, officers and other employees and independent contractors, including employees or directors of the Advisor and its affiliates who are providing services to the Company.

Under the Equity Plan, the Company's compensation committee is authorized to approve grants of equity-based awards to the Advisor. Concurrently with the closing of the IPO, the Company granted to the Advisor 167,400 restricted shares, which is equal to 3.0% of the number of shares of common stock sold through the IPO. This award of restricted shares will vest ratably on a quarterly basis over a three-year period beginning on October 1, 2011. The Advisor will be entitled to receive “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders, commencing on the first anniversary of the date of grant. The Advisor will defer any distributions payable to it in connection with the restricted stock that it is granted under the Equity Plan until such time as the Company is covering the payment of distributions to the stockholders based on the criteria in the agreement, for the six immediately preceding months. In addition to the restricted stock that was granted to the Advisor concurrently with the completion of the IPO, the Company may from time to time grant additional equity incentive awards to the Advisor pursuant to the Equity Plan. The Advisor may, in the future, allocate a portion of these awards or ownership or profits interests in it to officers or any other personnel of the Advisor or other personnel of the Advisor or its affiliates in order to provide incentive compensation to them.

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) at any time under the Equity Plan for equity incentive awards other than the initial grant to the Advisor. All such awards of shares will vest ratably on an annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At September 30, 2011, a total of 679,000 shares of common stock are reserved for issuance under the Equity Plan.

Director Stock Plan

Concurrently with the closing of the IPO, the Company granted 3,000 restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director, pursuant to the Director Stock Plan (the "Director Stock Plan"). Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At September 30, 2011, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. For the three and nine months ended September 30, 2011, compensation expense for the vesting of directors' shares was immaterial.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2011 (in thousands, except share and per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Net loss attributable to stockholders	$(634)	$(650)
Weighted average common shares outstanding	1,515,710	511,452
Net loss per share, basic and diluted	$(0.42)	$(1.27)

As of September 30, 2011, the Company had 310,000 OP Units outstanding, which are convertible to common stock, and 176,400 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 13 — Pro Forma Consolidated Statement of Operations

The following pro forma Consolidated Statement of Operations for the nine months ended September 30, 2011 is presented as if the assets and liabilities of ARC Income Properties, LLC and ARC Income Properties III, LLC had been contributed to the Company as of January 1, 2011. This financial statement should be read in conjunction with the Company’s historical financial statements and notes thereto. The pro forma Consolidated Statement of Operations is unaudited and is not necessarily indicative of what the actual results of operations would have been had these entities been contributed to the Company as of January 1, 2011, nor does it purport to present the future results of operations of the Company (in thousands, except share and per share amounts):

	American Realty Capital Properties, Inc.(1)	ARC Income Properties, LLC(2)	ARC Income Properties III, LLC(3)	Pro Forma Adjustments(4)		Pro Forma(4)
Revenues:
Rental income	$576	$4,650	$1,548	$—		$6,774
Total revenues	576	4,650	1,548			6,774

Operating expenses:
Management fee	—	—	—	225	(5)	225
Acquisition and transaction related	604	18	—	(604)	(6)	18
General and administrative	84	102	50	—	(7)	236
Depreciation and amortization	372	2,873	606	—		3,851
Total operating expenses	1,060	2,993	656			4,330

Operating income	(484)	1,657	892			2,444

Interest expense	(185)	(5,826)	(2,115)	5,916	(8)	(2,210)

Net income (loss)	$(669)	$(4,169)	$(1,223)			234
Net income attributable to non-controlling interest holders	35			(47)	(9)	(12)
Net income attributable to American Realty Capital Properties, Inc.	$(634)					$222
Per share data:
Weighted average shares outstanding						5,574
Earnings per share basic						$0.04
Weighted average shares fully diluted						5,752
Earning per share fully diluted						$0.04	(10)

(1)	Reflects the historical Statement of Operations of American Realty Capital Properties, Inc. for the period indicated.

(2)	Reflects the historical Statement of Operations of ARC Income Properties, LLC for the period indicated.

(3)	Reflects the historical Statement of Operations of ARC Income Properties III, LLC for the period indicated.

(4)	Adjustments and pro forma balances based on the 5.6 million shares of common stock sold in the IPO and the 5.8 million shares of common stock outstanding at September 30, 2011.

(5)
Represents management fee of the maximum of 0.50% of unadjusted book value of assets that may be charged by affiliated Advisor. The determination of payment of fees to the Advisor will be made on a periodic basis based on available cash flow.

(6)
Represents the $0.6 million of one-time transaction costs incurred by the Company related to the transfer of ownership interests in the predecessor companies. These costs are mainly comprised of legal costs, settlement costs and other

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

costs related to the contribution of the net assets of the predecessor companies.

(7)
Excludes estimated general and administrative costs primarily for legal fees, audit fees, board of directors fees, insurance, marketing and investor relations fees related to operation as a public company, which are expected to have an ongoing effect on the results of operations of the Company, to be approximately $0.5 million per year, an increase of approximately $0.2 million over the annualized historical expenses for the nine months ended September 30, 2011.

(8)
Represents reversal of interest expense for long-term notes repaid at the closing of the IPO, reversal of interest expense on $82.6 million of mortgage debt which was refinanced by the Company, reversal of related deferred financing costs, amortization, an addition of estimated interest expense for $51.5 million drawn on the new $150.0 million senior secured revolving credit facility (See Note 4 — Senior Secured Revolving Credit Facility), and amortization of deferred financing costs for the new facility. The detail of these amounts are as follows (amounts in thousands):

Nine Months Ended September 30, 2011
Reversal of interest expense for long-term notes	$1,994
Reversal of interest expense for $82.6 million mortgage note	3,739
Reversal of deferred financing cost amortization on long-term notes and mortgage to be refinanced	1,677
Interest expense for $51.5 million draw on new senior secured credit facility	(1,222)
Deferred financing amortization for new $150.0 million senior secured credit facility	(272)
$5,916

(9)	Represents the necessary adjustment to reflect value of 310,000 OP Units issued to the owner of the predecessor companies.

(10)
Includes the effect of the exercise of 167,400 unvested restricted shares of common stock issued to the Advisor and 9,000 unvested restricted shares of common stock issued to non-executive directors at the closing of the IPO.

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Follow-On Offering

In a follow-on offering, the Company sold 1.5 million shares for net proceeds of $14.4 million. In addition, the Company granted the underwriters a 30 day option to purchase an additional 0.2 million shares of common stock at the original offering price, less underwriting discounts and commissions. On November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

 Proposed Property Acquisitions

The Company has entered into letters of intent to acquire 29 properties with an aggregate purchase price of approximately $20.8 million (including estimated closing costs). Each of the proposed property acquisitions is subject to the execution of definitive purchase and sale documentation, completion of due diligence, and execution of tenant estoppels and, therefore, no assurance can be given that these acquisitions will be completed. If the proposed property acquisitions are consummated, the Company will own 92 properties containing approximately 1.0 million leasable square feet.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and our Advisor have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, the affiliated dealer manager of our initial public offering ("IPO"), Realty Capital Securities, LLC ("RCS" or "Dealer Manager") and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
While we are investing the proceeds of our IPO, the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for distribution to our stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•
Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on us.

•	We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We may be unable to make scheduled payments on our debt obligations.

•	We may not generate cash flows sufficient to pay our distributions to stockholders, and as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor, American Realty Capital II, LLC (our "Sponsor") and their affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. Federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview

We were incorporated on December 2, 2010, as a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On July 7, 2011, we commenced the IPO on a “reasonable best efforts” basis, through our co-dealer managers, RCS and Ladenburg Thalmann & Co. Inc. (collectively, the “Dealer Managers”), pursuant to a registration statement on Form S-11 (File No. 333-172205) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The IPO closed on September 6, 2011. We sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011 at the initial price of $12.50 per share.

On September 22, 2011, we filed a registration statement on Form S-11 (File No. 333-176952) to register an additional 1.3 million shares of common stock, which was subsequently increased to 1.5 million shares (plus up to an additional 0.2 million shares of common stock that we may issue and sell upon the exercise of the underwriters’ over-allotment option) in connection with an underwritten follow-on offering (the "Follow-On Offering"). The Follow-On Offering closed on November 2, 2011. We sold 1.5 million shares for net proceeds of $14.4 million. In addition, we granted the underwriters a 30 day option to purchase an additional 0.2 million shares of common stock at the original offering price, less underwriting discounts and commissions. On November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

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

Substantially all of our business is conducted through the OP. We are the sole general partner of the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our affiliates, the Advisor and the Sponsor, which provides certain acquisition and debt capital services to us. These related parties, including the Advisor, the Sponsor and RCS, have received compensation and fees for services related to the IPO, and will receive compensation and fees and for the investment and management of our assets during the operational and liquidation stages.

At the completion of the IPO, ARC Real Estate Partners, LLC, (“the Contributor”), an affiliate of the Sponsor, contributed to the OP its indirect ownership interests in ARC Income Properties, LLC and ARC Income Properties III, LLC which include (1) 59 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, or collectively, Citizens Bank, one property presently leased to Community Bank, N.A, or Community Bank, and one property presently leased to Home Depot U.S.A., Inc., or Home Depot, and (2) two vacant properties, in exchange for 310,000 OP Units. See Note 1 — Organization in the accompanying consolidated financial statements for additional information about our formation transactions.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 2 to our consolidated financial statements.

Results of Operations

We were incorporated on December 2, 2010.  We commenced our real estate operations in September 2011.  Rental income for the three and nine months ended of September 30, 2011 was approximately $0.6 million. As of September 30, 2011, we owned 63 properties with an aggregate original purchase price of approximately $122.2 million, comprised of 0.8 million square feet which were 99.1% occupied on a weighted average basis.  The annualized rental income per square foot of the properties at September 30, 2011 was $11.74 with a weighted average remaining lease term of approximately 8.5 years.

Acquisition and transaction related costs for the three and nine months ended September 30, 2011 were $0.6 million. Acquisition and transaction related costs are mainly comprised of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

General and administrative expenses for the three and nine months ended September 30, 2011 of $0.1 million primarily included board member compensation, insurance expense, audit costs and professional fees.

Depreciation and amortization expense for the three and nine months ended September 30, 2011 was approximately $0.4 million. The properties contributed to us in September 2011 were placed into service upon contribution and are being depreciated for the period held.

Interest expense for the three and nine months ended September 30, 2011 of approximately $0.2 million, primarily related to a mortgage note payable of $13.9 million and a senior secured revolving line of credit of $51.5 million.

 Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2011 was mainly due to net loss adjusted for non-cash items of $0.3 million (net loss of $0.7 million adjusted for depreciation and amortization of tangible and intangible real estate assets and amortization of deferred financing costs of $0.4 million), an increase in prepaid and other assets of $48,000 and an increase in deferred rent and other liabilities of $0.7 million. partially offset by an decrease of $0.1 million in accounts payable and accrued expenses.

Net cash provided by financing activities of $0.6 million during the nine months ended September 30, 2011 related to proceeds, from the issuance of common stock of $5.2 million and $0.3 million of proceeds from affiliated entities. These inflows were partially offset by payments related to offering costs of $3.9 million and payments related to financing costs of $1.0 million.

Liquidity and Capital Resources

In September 2011, we sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million in connection with our IPO. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011. We obtained our first 63 properties from our Contributor and commenced real estate operations in September 2011. As of September 30, 2011, we owned 63 properties with an aggregate original purchase price of approximately $122.2 million.

On September 7, 2011, we closed a $150.0 million senior secured revolving credit facility. The OP is the borrower, and we and the OP’s subsidiaries are the guarantors under this facility. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties. Up to $10.0 million of the facility is available for letter of credits. The initial term of the credit agreement is 36 months.

Any loan made under the credit facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on the our loan to value ratio as specified in the agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount.

As of September 30, 2011, there was $51.5 million outstanding on this facility which bore an interest rate of 3.12%. Availability of additional borrowings under this facility are based upon the availability of sufficient collateral, among other factors. As of September 30, 2011, the maximum amount available to us on the facility was drawn, based on the collateral available.

On September 22, 2011, we filed a registration statement on Form S-11 (File No. 333-176952) to register an additional 1.3 million shares of common stock, which was subsequently increased to 1.5 million shares (plus up to an additional 0.2 million shares of common stock that we may issue and sell upon the exercise of the underwriters’ over-allotment option) in connection with an underwritten follow-on offering (the "Follow-On Offering"). The Follow-On Offering closed on November 2, 2011. We sold 1.5 million shares for net proceeds of $14.4 million. In addition, we granted the underwriters a 30 day option to purchase an additional 0.2 million shares of common stock at the original offering price, less underwriting discounts and commissions. On November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through follow-on offerings and through mortgage financing. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future. The majority of our long-term, triple net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

	Total	October 1, 2011 to December 31, 2011	2012 – 2013	2014 – 2015	Thereafter
Principal payments due on mortgage notes payable	$13,850	$—	$88	$13,762	$—
Interest payments due on mortgage notes payable	2,725	186	1,454	1,085	—
Principal payments due on senior secured revolving lines of credit	51,500	—	—	51,500	—
Interest payments due on senior secured revolving lines of credit	6,057	402	3,214	2,441	—
Total	$74,132	$588	$4,756	$68,788	$—

Distributions

On September 7, 2011, the board of directors approved and we declared an annual dividend rate of $0.875 per share or an annual dividend rate of 7.00% based on the initial common stock price of $12.50, payable in cash monthly, beginning in October 2011, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2011. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. Our charter, subject to certain exceptions, limits ownership to no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Consistent with our charter, our board of directors has increased such ownership limits as they apply to our sponsor and its affiliates to no more than 28.0%, and has further limited the ownership limits as they apply to everyone else to no more than 5.25%, in value of the aggregate of our outstanding shares of stock and in value or in number of shares, whichever is more restrictive, of any class or series of our shares of stock.

We believe that, commencing with the taxable year ending December 31, 2011, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2011.

Inflation

We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, our net leases may require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Note 9 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of September 30, 2011, our debt included fixed-rate debt with a carrying value of $13.9 million and a fair value of $14.3 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $0.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.4 million.

As of September 30, 2011, our debt included variable-rate debt with a carrying value of $51.5 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2011 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.5 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to the Rule 424(b)(4) on October 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

Unregistered Sales of Equity Securities

In connection with the formation transactions in connection with the IPO, 310,000 OP units with an aggregate value of $3.9 million were issued by the OP to ARC Real Estate Partners, LLC in consideration of the transfer of its interests in the property subsidiaries to the OP on September 6, 2011. ARC Real Estate Partners, LLC is an “accredited investor” as defined under Regulation D of the Securities Act. The issuance of such OP units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 thereunder. Except under certain limited circumstances, the OP Units are exchangeable beginning September 6, 2012 for cash or, at the option of the Operating Partnership, shares of the Company's common stock on a one-to-one basis. The right to exchange the OP Units for cash or, at the option of the Operating Partnership, shares of the Company's common stock has no expiration date.

On February 2, 2011, we issued 1,000 shares of common stock that we sold to our Sponsor at $0.01 per share in connection with the formation transactions in a private placement. This sale was consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(2) of the Securities Act as a transaction not involving any public offering. Those shares were redeemed for $10.00 concurrently with the completion of the IPO.

Use of Proceeds

In connection with our IPO, we sold a total of 5.6 million shares of our common stock at the price of $12.50 per share, subject to certain discounts described in the prospectus, for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011. A portion of the net proceeds of the IPO was used to finance the acquisition of properties and a portion was contributed to our operating partnership in exchange for OP units.

We did not use any of the net proceeds from the IPO to fund distributions to our stockholders.

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement of American Realty Capital Properties, Inc.

4.1(1)	Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P.

10.1(2)	Management Agreement among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC

10.2(2)	Acquisition and Capital Services Agreement between American Realty Capital Properties, Inc. and American Realty Capital II, LLC

10.3(2)	American Realty Capital Properties, Inc. Equity Plan

10.4(2)	American Realty Capital Properties, Inc. Director Stock Plan

10.5(2)	Restricted Stock Award Agreement for Non-Executive Directors

10.6(2)	Restricted Stock Award Agreement for ARC Properties Advisors, LLC

10.7(2)	Registration Rights Agreement among American Realty Capital Properties, Inc., ARC Real Estate Partners, LLC and ARC Properties Advisors, LLC

10.9(3)	Assignment and Assumption of Membership Interests between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.

10.10(2)	Right of First Offer Agreement between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.

10.11(2)	Tax Protection Agreement, between American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and ARC Real Estate Partners, LLC

10.12(2)	Form of Indemnification Agreement between American Realty Capital Properties, Inc. and its directors and executive officers

10.20(2)	Administrative Support Agreement between American Realty Capital II, LLC and American Realty Capital Properties, Inc.

10.21(4)	Credit Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and RBS Citizens, N.A.

10.22(4)	Parent Guaranty Agreement, dated as of September 7, 2011, between American Realty Capital Properties, Inc. and RBS Citizens, N.A.

10.23(4)	Subsidiary Guaranty Agreement, dated as of September 7, 2011, among each of the subsidiaries of ARC Properties Operating Partnership, L.P. and RBS Citizens, N.A.

10.24(4)
Environmental Indemnity Agreement, dated as of September 7, 2011, among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.

10.25(4)	Pledge Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.

10.26(4)	Note, dated September 7, 2011, made by ARC Properties Operating Partnership, L.P. for the benefit of RBS Citizens, N.A.

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

(1)
Previously filed with the Pre-effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Company with the Securities and Exchange Commission on July 5, 2011.

(2)
Previously filed with the Pre-effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Company with the Securities and Exchange Commission on June 13, 2011.

(3)
Previously filed with the Pre-effective Amendment No. 3 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Company with the Securities and Exchange Commission on May 27, 2011

(4)	Previously filed with Form S-11 Registration Statement (Registration No. 333-176952) filed by the Company with the Securities and Exchange Commission on September 22, 2011.