Form 10-K
period 2011-12-31
American Realty Capital Properties, Inc.
filed 2012-03-19
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 001-35263

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-2482685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Name of each exchange on which registered:
Common Stock, $0.01 par value per share		NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The registrant completed its initial public offering of its shares of common stock pursuant to its registration statement on Form S-11 (File No. 333-172205) on September 6, 2011. An additional 1.6 million shares were sold in connection with a follow-on offering (File No. 333-176952) on November 2, 2011 and 0.1 million in connection with the exercise of an underwriters option to purchase additional shares were issued on November 7, 2011. No shares were outstanding as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s common stock on March 1, 2012 was 7,323,434 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

FORM 10-K
Year Ended December 31, 2011

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Properties, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including ARC Properties Operating Partnership, L.P., a Delaware limited partnership of which we are the sole general partner, which we refer to in this Annual Report on Form 10-K as our “OP”; “our Manager” refers to ARC Properties Advisors, LLC, a Delaware limited liability company, our external manager; “ARC” or "our Sponsor" refers to AR Capital, LLC (formerly known as American Realty Capital II, LLC) and its affiliated companies, our sponsor; and "the Contributor" refers to ARC Real Estate Partners, LLC, an affiliate of our Sponsor, which contributed its 100% indirect ownership interests in the properties contributed to our OP in the formation transactions related to our initial public offering, or our IPO, described elsewhere in this Annual Report on Form 10-K, or the formation transactions.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We and our Manager have a limited operating history and our Manager has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Manager, the affiliated dealer manager of our IPO, Realty Capital Securities, LLC ("RCS" or the "affiliated Dealer Manager") and other American Realty Capital-affiliated entities. As a result, our executive officers, our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised programs or investors, our Manager and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	The competition for the type of properties we desire to acquire may cause our dividends and the long-term returns of our investors to be lower than they otherwise would be.

•
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations.

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

•	We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to make scheduled payments on our debt obligations.

•
We may not generate cash flows sufficient to pay our dividends to stockholders, and as such we may be forced to borrow at higher rates or depend on our Manager to waive reimbursement of certain expenses and fees to fund our operations.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay substantial fees to our Manager, our Sponsor and their affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the United States' credit markets.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. Federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

We use certain defined terms throughout this 10-K that have the following meanings:

We use the term “net lease” throughout this Form 10-K. Under a net lease, the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and routine maintenance in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for capital expenditures, including the repair or replacement of specific structural and/or bearing components of a property, such as the roof or structure of the building. Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.

We use the term “credit tenant” throughout this 10-K. When we refer to a “credit tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “credit tenant” even though it does not have an investment grade credit rating, we do so based on our Manager's reasonable determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. This reasonable determination in on our Manager's substantial experience closing net lease transactions and is made after evaluating all tenants' due diligence materials that are made available to us, including financial statements and operating data.

We use the term “annualized rental income” throughout this 10-K. When we refer to “annualized rental income,” we mean the rental income under our leases reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by generally accepted accounting principles, or GAAP, which includes the effect of tenant concessions such as free rent, as applicable.

When we refer to properties that are net leased on a “medium-term basis,” we mean properties originally leased long term (10 years or longer) that are currently subject to net leases with remaining lease terms of generally three to eight years, on average.

PART I

Item 1. Business.

Organization

We were incorporated on December 2, 2010, as a Maryland corporation that elected to be qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On July 7, 2011, we commenced an initial public offering ("IPO") on a “reasonable best efforts” basis, through our co-dealer managers, RCS and Ladenburg Thalmann & Co. Inc. (together, the “Dealer Managers”), pursuant to a registration statement on Form S-11 (File No. 333-172205) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The IPO closed on September 6, 2011. We sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011.

On September 22, 2011, we filed a registration statement on Form S-11 (File No. 333-176952) to register an additional 1.3 million shares of common stock, which was subsequently increased to 1.5 million shares (plus up to an additional 0.2 million shares of common stock registered in respect of the underwriters’ over-allotment option) in connection with an underwritten follow-on offering (the "Follow-On Offering"). The Follow-On Offering closed on November 2, 2011. We sold 1.5 million shares for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

We were formed to primarily own and acquire single-tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other creditworthy tenants.

Substantially all of our business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 95.9% of the interest in the OP. The Contributor is the sole limited partner and owner of 4.1% of the interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our affiliates, the Manager and the Sponsor. The Sponsor provides certain acquisition and debt capital services to us. These related parties, including the Manager, the Sponsor and RCS, have received compensation and fees for services provided to us, and will continue to receive compensation and fees and for investing, financing and management services provided to us.

At the completion of the IPO, the Contributor, an affiliate of the Sponsor, contributed to the OP its indirect ownership interests in ARC Income Properties, LLC and ARC Income Properties III, LLC which include (1) 59 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, or collectively, Citizens Bank, one property presently leased to Community Bank, N.A, or Community Bank, and one property presently leased to Home Depot U.S.A., Inc., or Home Depot, and (2) two vacant properties, in exchange for 310,000 OP Units. See Note 1 — Organization in the accompanying consolidated financial statements for additional information about our formation transactions.

As of December 31, 2011, we owned 90 properties, including two vacant properties classified as held for sale, with 1.0 million square feet, 99.3% leased with a weighted average remaining lease term of 8.9 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2011, rental revenues derived from investment grade tenants as rated by a major rating agency approximated 91.0%. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) medium-term lease arrangements.

Investment Policies

Our primary business objective is to generate dependable monthly cash dividends from a consistent and predictable level of funds from operations ("FFO") per share and capital appreciation associated with extending expiring leases or repositioning our properties for lease to new credit tenants upon the expiration of a net lease. We believe that the acquisition of properties that are subject to remaining lease durations of three to eight years, on average, will give us the best opportunity to meet our objectives by achieving recurring income and residual value. We expect to achieve these objectives by acquiring net leased properties that either (a) have in-place rental rates below current average asking rents in the applicable submarket and are located in submarkets with stable or improving market fundamentals or (b) provide an essential location or infrastructure that is essential to the business operations of the tenant, which we believe will incent the existing tenant or a new credit tenant to re-lease the property at a higher rental rate upon the expiration of the existing lease. ARC has observed that the acquisition opportunities available in the net lease market are predominantly long-term leases. Therefore, based on our Manager's experience, we believe that the market for net leased properties that are subject to leases with credit tenants and a medium-term remaining lease duration is both limited and fragmented. We believe this creates a unique buying opportunity for the company given its differentiated strategy to exclusively focus on these types of properties.

Primary Investment Focus

We focus on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment grade or below investment grade ratings and (ii) governmental, quasi-governmental and not-for-profit entities. We intend to invest in properties with tenants that reflect a diversity of industries, geographies, and sizes. A significant majority of our net lease investments have been and will continue to be in properties net leased to investment grade tenants, although at any particular time our portfolio may not reflect this.

Investing in Real Property

We expect to invest in primarily freestanding, single-tenant retail properties net-leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Manager will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Manager will have substantial discretion with respect to the selection of specific investments, subject to approval of our Board of Directors.

The following table lists the tenants whose annualized rental income represented greater than 10% of consolidated revenues as of December 31, 2011:

Tenant
Citizens Bank	62.9%
Home Depot	21.1%

The following table lists the states where the Company has concentrations of properties where annualized rental income represented greater than 10% of consolidated annualized rental income as of December 31, 2011:

State
Michigan	23.4%
South Carolina	23.4%
Ohio	16.8%

We do not have any specific policy as to the amount or percentage of our assets which will be invested in any specific property, other than the requirements under REIT qualification rules. We currently anticipate that our real estate investments will continue to be diversified in multiple net leased single tenant properties and in multiple geographic markets.

Purchase and Sale of Investments

We may deliberately and strategically dispose of properties in the future and redeploy funds into new acquisitions that align with our strategic objectives. Further, on a limited and opportunistic basis, we intend to acquire and promptly resell medium-term net lease assets for immediate gain. To the extent we engage in these activities, to avoid adverse U.S. federal income tax consequences, we generally must do so through a taxable REIT subsidiary ("TRS"). In general, a TRS is treated as a regular “C corporation” and therefore must pay corporate-level taxes on its taxable income. Thus, our yield on such activities will be reduced by such taxes borne by the TRS. Depending on the strategic alternative we ultimately decide to pursue, our two properties held by our TRS may be an example of the execution of this strategy.

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in real estate, we may, at the discretion of our Board of Directors and without a vote of our stockholders, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. We do not presently intend to invest in mortgages or deeds of trust, other than in a manner that is ancillary to an equity investment. Investments in real estate mortgages run the risk that one or more borrowers may default under the mortgages and that the collateral securing those mortgages may not be sufficient to enable us to recoup our full investment. Investments in mortgages are also subject to our policy not to be treated as an “investment company” under the Investment Company Act.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Subject to the asset tests and income tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers (including partnership interests, limited liability company interests, common stock and preferred stock), where such investment would be consistent with our investment objectives, including for the purpose of exercising control over such entities. We have no current plans to invest in entities that are not engaged in real estate activities. There are no limitations on the amount or percentage of our total assets that may be invested in any one issuer, other than those imposed by the gross income and asset tests we must meet in order to qualify as a REIT under the Code. We do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we would generally divest appropriate securities before any such registration would be required.

Joint Ventures

We may enter into joint ventures from time to time, if we determine that doing so would be the most cost-effective and efficient means of raising capital. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have priority over our equity interest in such property.

Financing Policies

We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage levels to decrease over time, as a result of one or more of the following factors: scheduled principal amortization on our debt and lower leverage on new asset acquisitions. We expect to continue to strengthen our balance sheet through debt repayment or repurchase and also opportunistically grow our portfolio through new property acquisitions.

We intend to finance future acquisitions with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of public and private offerings of our equity and debt securities, secured and unsecured corporate-level debt, property-level debt and mortgage financing and other public, private or bank debt. In addition, we may acquire properties in exchange for the issuance of common stock or OP units and in many cases we may acquire properties subject to existing mortgage indebtedness.

We generally seek to finance our properties with or acquire properties subject to long-term, fixed-rate, non-recourse debt, effectively locking in the spread we expect to generate on our properties and isolating the default risk to solely the properties financed. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed. We expect that the leverage available on net leased properties with medium-term remaining lease durations will be approximately 45% to 55% of the property value. At December 31, 2011, our corporate leverage ratio (total mortgage notes payable plus outstanding advances under our senior secured revolving credit facility less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 49.7%.

We also may obtain secured debt to acquire properties, and we expect that our financing sources will include banks and life insurance companies. Although we intend to maintain a conservative capital structure, with limited reliance on debt financing, our charter does not contain a specific limitation on the amount of debt we may incur and our Board of Directors may implement or change target debt levels at any time without the approval of our stockholders.

Lending Policies

We do not have a policy limiting our ability to make loans to other persons, although we may be so limited by applicable law, such as the Sarbanes-Oxley Act. Subject to REIT qualification rules, we may make loans to unaffiliated third parties. For example, we may consider offering purchase money financing in connection with the disposition of properties in instances where the provision of that financing would increase the value to be received by us for the property sold. We have not engaged in any lending activities in the past. We do not expect to engage in any significant lending in the future. We may choose to guarantee debt of certain joint ventures with third parties. Consideration for those guarantees may include, but is not limited to, fees, long-term management contracts, options to acquire additional ownership interests and promoted equity positions. Our Board of Directors may, in the future, adopt a formal lending policy without notice to or consent of our stockholders.

Dividend Policy

We intend to pay regular monthly dividends to holders of our common stock and make regular monthly dividends to holders of OP units in our operating partnership. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Our ability to make dividends may be limited by our senior secured revolving credit facility, pursuant to which our dividends may not exceed the greater of (i) 95.0% of our adjusted funds from operations ("AFFO") or (ii) the amount required for us to qualify and maintain our status as a REIT.

On September 7, 2011, our Board of Directors authorized an annual dividend rate of $0.875 per share, or approximately 7.0% based on the sales price of $12.50 per share at the time of our IPO, which equaled a monthly dividend rate of $0.0729 per share. The dividends are payable monthly, and began in October 2011, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month. On February 27, 2012, our Board of Directors authorized and we declared an annual dividend rate of $0.880 per share. Accordingly, on March 15, 2012, the Company paid a distribution of $0.0733 per share to stockholders of record at the close of business on March 8, 2012. We have the ability to fund dividends from any source, including borrowing funds and using the proceeds of our IPO or future offerings. Dividends made by us will be authorized by our Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements.

We, our Board of Directors and ARC share a similar philosophy with respect to paying our dividend. The dividend should principally be derived from cash flows generated from real estate operations. The management agreement with our Manager provides for payment of the asset management fee only if the full amount of the dividends declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than the amount of our AFFO. Our Manager will waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would increase our AFFO so that it equals the dividends declared by us in respect of our OP units for the prior six months. Our Manager is entitled to receive a base management fee equal to 0.50% of the unadjusted book value of our assets. For the year ended December 31, 2011, $0.2 million in fees were waived by our Manager.

Pursuant to our administrative support agreement with our Sponsor, our Sponsor has agreed to pay or reimburse us for certain of our general and administrative costs to the extent that the amount of our dividends declared during the one-year period following the closing of this offering exceeds the amount of our AFFO in order that such dividends do not exceed the amount of our AFFO, computed without regard to such general and administrative costs paid for, or reimbursed, by our Sponsor. To the extent these amounts are paid by ARC, they would not be subject to reimbursement by us. To the extent general and administrative expenses exceed historical amounts as a result of becoming a public company, these additional amounts would also be subject to payment by our Sponsor as set forth above. For the year ended December 31, 2011, none of our general and administrative expenses were paid or reimbursed to our Sponsor pursuant to our administrative support agreement.

As our real estate portfolio matures and one-time acquisition and transaction expenses are significantly reduced, we expect cash flows from operations to cover a more significant portion of our dividends and over time to cover dividends. As the cash flows from operations become more significant our Manager and ARC may discontinue its past practice of forgiving fees or providing financial support and may charge the entire fee in accordance with our agreements. There can be no assurance that the Manager will continue to waive asset management or that ARC will continue to provide support beyond the agreed upon limits in the future.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2011. We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Pursuant to our charter, our Board of Directors has the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interest. This authority includes the ability to elect not to qualify as a REIT for federal income tax purposes or, after qualifying as a REIT, to revoke or otherwise terminate our status as a REIT. Our Board of Directors has the authority under our charter to make these elections without the necessity of obtaining the approval of our stockholders. In addition, our Board of Directors has the authority to waive any restrictions and limitations contained in our charter that are intended to preserve our status as a REIT during any period in which our Board of Directors has determined not to pursue or preserve our status as a REIT.

Competition

We are subject to competition in the acquisition of properties and intense competition in the leasing of our properties. We compete with a number of developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located, in the leasing of our properties. We also may face new competitors and, due to our focus on single-tenant properties located throughout the United States, and because many of our competitors are locally or regionally focused, we will not encounter the same competitors in each region of the United States.

Many of our competitors have greater financial and other resources and may have other advantages over our company. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the properties that we have targeted for acquisition. We may also incur costs on unsuccessful acquisitions that we will not be able to recover.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental Matters

Under various federal, state and local environmental laws, a current owner of real estate may be required to investigate and clean up contaminated property. Under these laws, courts and government agencies have the authority to impose cleanup responsibility and liability even if the owner did not know of and was not responsible for the contamination. For example, liability can be imposed upon us based on the activities of our tenants or a prior owner. In addition to the cost of the cleanup, environmental contamination on a property may adversely affect the value of the property and our ability to sell, rent or finance the property, and may adversely impact our investment in that property.

Prior to acquisition of a property, we will obtain Phase I environmental reports. These reports will be prepared in accordance with an appropriate level of due diligence based on our standards and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property and nearby or adjoining properties. We may also obtain a Phase II investigation which may include limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures.

Employees

We have no employees and do not expect to have any employees in the future. Our chief executive officer, our president, our executive vice president and chief investment officer and our other executive officer are executives of ARC.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties are aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules included elsewhere in this annual report for more detailed financial information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our registration statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates www.americanrealtycapitalproperties.com or at www.americanrealtycap.com. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors

Risks Related to Our Properties and Operations

Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.

We acquire and intend to continue to acquire primarily freestanding, single tenant retail properties net leased primarily to investment grade and other credit tenants on a medium-term basis. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, including ARC and its affiliates and other REITs and funds sponsored or advised by ARC or its affiliates, and these competitors may have greater financial resources than us and a greater ability to borrow funds and acquire properties. In particular, ARCT, an ARC-sponsored REIT for which Mr. Schorsch is the chairman of the board and Mr. Kahane is the president and chief executive officer, is a publicly traded REIT that also invests in net leased properties (although not primarily our target assets). As of March 1, 2012, ARCT market capitalization was $1.8 billion, more than 22 times our market capitalization as of such date, which means that ARCT is likely to have greater financial resources and significantly greater access to capital than we will have in order to acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, proceeds from equity or debt offerings by us or our OP or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

In addition, our growth strategy includes the disciplined acquisition of properties as opportunities arise. Our ability to acquire properties on satisfactory terms and successfully integrate and operate them is subject to the following significant risks:

•	we may be unable to acquire desired properties because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	competition from other potential acquirers may significantly increase the purchase price of a desired property;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our Manager from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than-expected rental rates; and

•
we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions, including the proposed property acquisitions, on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders could be materially and adversely affected.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for dividend to our stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations.

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend, in large part, on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us, does not renew its lease or we do not re-lease a significant portion of the space made available, our financial condition, results of operations, cash flow, cash available for dividend to our stockholders, per share trading price of our common stock and ability to satisfy our debt service obligations could be materially adversely affected.

We are dependent on single-tenant leases for our revenue and, accordingly, lease terminations or tenant defaults could have a material adverse effect on our results of operations.

We expect to focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues. If a lease is terminated or defaulted on, we may experience difficulty or significant delay in re-leasing such property, or we may be unable to find a new tenant to re-lease the vacated space, which could result in us incurring a loss. The current economic conditions and the credit crisis may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

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

As of December 31, 2011, we had 6 tenants (including for this purpose, all affiliates of such tenants) in our 90 properties, all of which are single-tenant properties. We expect to derive substantially all of our revenue from a limited number of tenants. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. For example, the recent downturn in the global economy already may have adversely affected, or may in the future adversely affect, one or more of our tenants. If any of our tenants' business experience significant adverse changes, they may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

If any of the foregoing were to occur, it could result in the termination of the tenant's leases and the loss of rental income attributable to the terminated leases. If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all, which would have a material adverse effect on our results of operations and our financial condition. Furthermore, the consequences to us would be exacerbated if one of our major tenants were to experience an adverse development in their business that resulted in them being unable to make timely rental payments or to default under their lease. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.

We rely significantly on two major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2011, 84% of our annualized rental income is derived from two major tenants (including for this purpose, all affiliates of such tenants). Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.

Under the terms of all of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of future leases with our tenants, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make dividends to holders of our common stock may be reduced.

Any of our properties that incurs a vacancy could be difficult to sell or re-lease.

One or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties, including our two presently vacant properties. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

As of December 31, 2011, our tenants operate in five industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

Our properties may be subject to impairment charges.

We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations and FFO in the period in which the impairment charge is recorded.

Our real estate investments are relatively illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

The real estate investments made, and to be made, by us are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of a property. In addition, the Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. We may be unable to realize our investment objectives by disposition or refinancing of a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.

Our investments in properties backed by below investment grade credits will have a greater risk of default.

As of December 31, 2011, 9.0% of our annualized rental income come is derived tenants who do not have credit ratings or are rated below investment grade by a major rating agency. We also may invest in other properties in the future where the underlying tenant's credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

Our investments in properties where the underlying tenant does not have a publicly available credit rating will expose us to certain risks.

When we invest in properties where the underlying tenant does not have a publicly available credit rating, we will rely on our own estimates of the tenant's credit rating and usually subsequently obtain a private rating from a reputable credit rating agency to allow us to finance the property as we had planned. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

Operating expenses of our properties will reduce our cash flow and funds available for future dividends.

For certain of our properties, we are responsible for operating costs of the property. In some of these instances, our leases require the tenant to reimburse us for all or a portion of these costs, either in the form of an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.

We have greater exposure to operating costs with respect to properties leased to the United States Government.

Subsequent to December 31, 2011, we acquired a property this is leased to the United States Government, and may acquire more in the future . Any leases with the United States Government generally will be typical Government Services Administration-type leases. These leases do not provide that the United States Government is wholly responsible for operating costs of the property, but include an operating cost component within the rent we receive that increases annually by an agreed upon percentage based upon the Consumer Price Index, or CPI. Thus, we will have greater exposure to operating costs on our properties leased to the United States Government, if any, because if the operating costs of the property increase faster than the CPI, we will bear those excess costs.

We would face potential adverse effects from tenant defaults, bankruptcies or insolvencies.

The bankruptcy of our tenants may adversely affect the income generated by our properties. If our tenant files for bankruptcy, we generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flow and results of operations.

The price we paid for the assets we acquired in the formation transactions, all of which were purchased from the Contributor, an affiliate of our Sponsor, may have exceeded their aggregate fair market value.

The amount of consideration we paid the Contributor, an affiliate of our Sponsor, for the properties we purchased in our initial formation transaction may have been greater than the value of such properties, as determined by a recent independent third-party investment valuation, because the amount of consideration for such properties was not determined as a result of arm's-length negotiations. Further, we have not obtained a recent appraisal of the fair market value of the properties nor solicited third-party bids for the properties for purposes of creating a market check on their value. Conflicts of interest existed in connection with the transaction in which interests in these properties were contributed to our operating partnership. There can be no assurance that the values reflected in the independent third-party investment valuation that we obtained reflect the fair market value of the properties were they to be sold in an arm's-length transaction. As a result, the price paid by us for the acquisition of the assets in the formation transactions may have exceeded the fair market value of those assets. The aggregate historical combined net book value of the real estate assets acquired by us in the formation transactions was $109.5 million.

We assumed liabilities in connection with the formation transactions, including unknown liabilities.

As part of the formation transactions, we assumed existing liabilities of our property subsidiaries, including, but not limited to, liabilities in connection with our properties, some of which may have been unknown or unquantifiable at the time the formation transactions were consummated. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the entities prior to the consummation of the formation transactions, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, they could adversely affect our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders.

We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which would include ARC or any ARC-sponsored program) offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders may be adversely affected.

Our operating performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions such as the recent global economic downturn;

•
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;

•	reductions in the level of demand for commercial space generally, and freestanding net leased properties specifically, and changes in the relative popularity of our properties;

•	increases in the supply of freestanding single-tenant properties;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•
increases in expenses, including, but not limited to, insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, all of which have an adverse impact on the rent a tenant may be willing to pay us in order to lease one or more of our properties; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders could be materially and adversely affected. We cannot assure you that we will achieve our return objectives.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. The final standards are expected to be issued in 2012. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

We will rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we will be required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.

We expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. However, the recent U.S. and global economic slowdown has resulted in a capital environment characterized by limited availability, increasing costs and significant volatility. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature.

Any additional debt we incur will increase our leverage. Our access to capital will depend upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market's perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash dividends; and

•	the market price per share of our common stock.

We may not be in a position to take advantage of attractive investment opportunities for growth if we are unable to access the capital markets on a timely basis on favorable terms.

Our ability to sell equity to expand our business will depend, in part, on the market price of our common stock, and our failure to meet market expectations with respect to our business could negatively affect the market price of our common stock and limit our ability to sell equity.

The availability of equity capital to us will depend, in part, on the market price of our common stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•	the extent of investor interest;

•	our ability to satisfy the dividend requirements applicable to REITs;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	analyst reports about us and the REIT industry;

•
general stock and bond market conditions, including changes in interest rates on fixed-income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future dividends;

•	a failure to maintain or increase our dividend, which is dependent, to a large part, on FFO, which, in turn, depends upon increased revenue from additional acquisitions and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

Our failure to meet market expectations with regard to future earnings and cash dividends would likely adversely affect the market price of our common stock and, as a result, the availability of equity capital to us.

We have substantial amounts of indebtedness outstanding, which may affect our ability to make dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.

As of December 31, 2011, our aggregate indebtedness was approximately $72.7 million. We may incur significant additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to make the dividends currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including as follows:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•
we may be unable to borrow additional funds as needed or on satisfactory terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet needs to fund capital improvements and leasing commissions;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	certain of the property subsidiaries' loan documents may include restrictions on such subsidiary's ability to make dividends to us;

•
we may be unable to hedge floating-rate debt, counterparties may fail to honor their obligations under our hedge agreements, these agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases; and

•	our default under any of our indebtedness with cross-default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders could be materially and adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT dividend requirements imposed by the Code.

Our existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations, which could limit our ability to make dividends to our stockholders.

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our dividend and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, future agreements may contain, and any future company credit facilities likely will contain, financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividends, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Specifically, our ability to make dividends may be limited by our senior secured revolving credit facility, pursuant to which our dividends may not exceed the greater of (i) 95.0% of our AFFO or (ii) the amount required for us to qualify and maintain our status as a REIT. Covenants under any future indebtedness may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would increase the amount of our variable-rate debt payments and could limit our ability to pay dividends to our stockholders.

Indebtedness under our senior secured revolving credit facility is subject to, and we may incur additional indebtedness in the future subject to, floating interest rates, and as a result, increases in interest rates on such indebtedness would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might reduce the realization of the return on such investments.

Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become highly leveraged in the future, which could adversely affect our financial condition.

Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. While we intend to limit our indebtedness to maintain an overall net debt to gross asset value of approximately 45% to 55%, provided that we may exceed this amount for individual properties in select cases where attractive financing is available, our governing documents contain no limitations on the amount of debt that we may incur, and our Board of Directors may change our financing policy at any time without stockholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future, which could result in an increase in our debt service and harm our financial condition.

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize impairment charges or otherwise harm our performance.

Recent market and economic conditions have been challenging, with tighter credit conditions in 2008 through 2011. Continued concerns about the availability and cost of credit, the U.S. mortgage market, inflation, unemployment levels, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy. The commercial real estate sector in particular has been adversely affected by these market and economic conditions. These conditions may result in our tenants requesting rent reductions, declining to extend or renew leases upon expiration or renewing at lower rates. These conditions also have forced tenants, in some cases, to declare bankruptcy or vacate leased premises. We may be unable to re-lease vacated space at attractive rents or at all. We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist. The continuation or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, make dividends and repay debt.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors' and officers' insurance. We have selected policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under our loan agreements. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders may be materially and adversely affected.

If we or one or more of our tenants experiences a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

If any of our insurance carriers becomes insolvent, we could be adversely affected.

We carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Replacing insurance coverage at unfavorable rates and the potential of uncollectible claims due to carrier insolvency could adversely affect our results of operations and cash flows.

Terrorism and other factors affecting demand for our properties could harm our operating results.

The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of terrorism or war could have a negative impact on our operations. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties. In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. The lack of sufficient insurance for these types of acts could expose us to significant losses and could have a negative impact on our operations.

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, causing a decline in operating revenue and reducing cash available for debt service and dividends to stockholders.

If adverse economic conditions continue in the real estate market and demand for freestanding single tenant properties remains low, we expect that, upon expiration of leases at our properties, we will be required to make rent or other concessions to tenants, or accommodate requests for renovations, build-to-suit remodeling and other improvements. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenue from operations and reduce cash available for debt service and dividends to stockholders.

Difficult conditions in the commercial real estate markets may cause us to experience market losses related to our holdings, and these conditions may not improve in the near future.

Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally and may cause commercial real estate values, including the values of our properties, and market rental rates, including rental rates that we are able to charge, to decline significantly. Current economic and credit market conditions have contributed to increased volatility and diminished expectations for real estate markets, as well as adversely impacted inflation, energy costs, geopolitical issues and the availability and cost of credit, and will continue to do so going forward. The further deterioration of the real estate market may cause us to record losses on our assets, reduce the proceeds we receive upon sale or refinance of our assets or adversely impact our ability to lease our properties. Declines in the market values of our properties may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for dividends to our stockholders. Current economic and credit market conditions may also cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our cash flows.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate, such as us, is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or lease our property or to borrow using such property as collateral. In addition, persons exposed to hazardous or toxic substances may sue us for personal injury damages. For example, certain laws impose liability for release of or exposure to asbestos-containing materials and contamination from past operations or from off-site sources. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws.

Although all of our properties were, at the time they were acquired by our predecessor, subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Further, any environmental liabilities that arose since the date the studies were done would not be identified in the assessments. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.

We cannot assure you that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.

As a result of becoming a public company, we implemented additional financial and accounting systems, procedures and controls which are applicable to such companies, which has increased our costs and requires substantial management time and attention.

As a public company, we have incurred, and in the future will continue to incur, significant legal, accounting and other expenses that our predecessor did not incur as a private company, including costs associated with public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As an example, in order to comply with such reporting requirements, we are evaluating our internal control systems in order to allow management to report on, and, when required, our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we fail to implement proper overall business controls, including as required to integrate the property subsidiaries and support our growth, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, if we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive an unqualified report from our independent registered public accounting firm with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and our ability to obtain any necessary equity or debt financing could suffer.

Furthermore, the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. Although management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Payment of fees to our Manager and ARC reduces cash available for investment and dividend.

Our Manager and ARC will perform services for us in connection with the selection, acquisition, financing, leasing and management of us and our properties. Our Manager and ARC will be paid substantial fees for these services, which reduce the amount of cash available for investment in properties or dividend to stockholders. Such fees and reimbursements include: (i) a management fee payable to our Manager equal to 0.50% per annum of our average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the dividends declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than the amount of our AFFO; (ii) incentive fees equal to the difference between (1) the product of (x) 20% and (y) the difference between (I) our Core Earnings (as defined below) for the previous 12-month period, and (II) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings multiplied by the weighted average number of all shares of common stock outstanding (including any restricted shares of common stock and other shares of common stock underlying awards granted under our equity incentive plans) in the previous 12-month period, and (B) 8.00%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters is greater than zero; (iii) an acquisition fee payable to ARC equal to 1.0% of the contract purchase price (including assumed indebtedness) of each property that we acquire which is originated by ARC; (iv) a financing fee payable to ARC equal to 0.75% of the amount available under any secured mortgage financing or refinancing that we obtain and use for the acquisition of properties that is arranged by ARC; and (v) reimbursement for all out of pocket costs actually incurred by ARC in connection with the performance of services under the acquisition and capital services agreement, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. Also, in the future we may contract with ARC to perform property management and leasing services with respect to our properties in respect of which we will pay fees equal to 1.5% of gross revenues from such properties plus certain expense reimbursements.

We used some of the proceeds from future equity offerings to repay indebtedness owed to affiliates or incurred pursuant to affiliated debt programs.

To the extent we borrow money from affiliates or pursuant to affiliated debt programs in the future, we may use proceeds from future equity offerings to repay such indebtedness.

Risks Related to Our Relationship with Our Manager and ARC

We are dependent on ARC and its key personnel, especially Messrs. Schorsch, Budko, Block and Weil, who provide services to us through the management agreement and the acquisition and capital services agreement, and we may not find a suitable replacement for our Manager and ARC if the management agreement and the acquisition and capital services agreement is terminated, or for these key personnel if they leave ARC or otherwise become unavailable to us.

We have no separate facilities and are completely reliant on our Manager and ARC. Our chief executive officer, our president, our executive vice president and chief investment officer and our other executive officer are executives of ARC. We do not have and do not expect to have any employees. Our Manager and ARC have significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and ARC. The officers and key personnel of our Manager and ARC will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance and slow our future growth. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

Neither our Manager nor ARC is obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of our Manager or ARC are obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other investment vehicles currently managed by affiliates of ARC, including as a result of being part of the senior management or key personnel of, including our business as of December 31, 2011, 10 ARC-sponsored investment programs and their advisors including eight REITS and two Registered Investment Companies ("RIC"). One of the ARC-sponsored REITs and one RIC have registration statements that are not yet effective and are in the development phase. As a result, such REITs and RICs will have concurrent or overlapping fundraising, acquisition and operational phases as us, which may cause conflicts of interest to arise throughout the life of our company. Additionally, based on our Sponsor's experience, a significantly greater time commitment is required of senior management during the development stage when entity is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real estate markets or distress in the credit markets, the attention of our Manager's and ARC's personnel and our executive officers and the resources of ARC will also be required by the other investment vehicles managed by affiliates of ARC. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to ARC to provide us with acquisition and capital services following the initial term of the acquisition and capital services agreement. The initial term of our management agreement with our Manager and the acquisition and capital services agreement between us and ARC extends until September 6, 2021, which is the tenth anniversary of the closing of our IPO, with automatic one-year renewals thereafter of our management agreement and our acquisition and capital services agreement, subject to a 180-day prior written notice of termination period. If the management agreement is terminated or the acquisition and capital services agreement is terminated and no suitable replacement is found to provide the services needed by us under those agreements, we may not be able to execute our business plan.

There are various conflicts of interest in our relationship with ARC and our Manager, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ARC and our Manager. Specifically, Mr. Schorsch, our chief executive officer and the chairman of our Board of Directors, Mr. Weil, our president, chief operating officer, secretary and one of our Directors, Mr. Budko, our executive vice president and chief investment officer, and Mr. Block, our executive vice president and chief financial officer, are executives of ARC. Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, ARC and other ARC-sponsored programs. Our ability to make investments in our target assets is governed by an acquisition and capital services agreement with ARC. Our acquisition and capital services agreement with ARC provides that no entity controlled by ARC or its affiliates, including executives of ARC, will sponsor or manage any public or private U.S. investment vehicle that has as its principal investment strategy to invest in net leased properties that are subject to leases that have remaining terms of less than 10 years but not less than three years other than us for so long as either Mr. Schorsch or Mr. William M. Kahane are directly or indirectly affiliated with our Manager and our management agreement is in effect. However, ARC and its affiliates may sponsor or manage another public or private U.S. investment vehicle that invests generally in real estate assets but not primarily in our target assets, including net leased properties.

Our Board of Directors has adopted a policy with respect to any proposed investments by our directors or officers or the officers of our Manager, which we refer to as the covered persons, in our target properties. This policy provides that any proposed investment by a covered person for his or her own account in any of our target properties will be permitted if the capital required for the investment does not exceed the lesser of (i) $5 million, or (ii) 1% of our total stockholders' equity as of the most recent month end, or the personal investment limit. To the extent that a proposed investment exceeds the personal investment limit, our Board of Directors will only permit the covered person to make the investment (i) upon the approval of the disinterested directors, or (ii) if the proposed investment otherwise complies with terms of any other related party transaction policy our Board of Directors may adopt in the future. Subject to compliance with all applicable laws, these individuals may make investments for their own account in our target properties which may present certain conflicts of interest not addressed by our current policies.

We may acquire properties in geographic areas where ARC or other ARC Funds own competing properties. Also, we may acquire properties from, or sell properties to, ARC or other ARC-sponsored programs. If ARC or any one of the other ARC-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.

We will pay our Manager and ARC substantial management fees, incentive fees, acquisition fees and financing fees and may, in the future, pay them property management fees, most of which are payable regardless of the performance of our portfolio. Our Manager's and ARC's entitlement to such fees, which are not based upon performance metrics or goals, might reduce their incentive to devote their time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Additionally, because of the payment of acquisition fees and financing fees to ARC with respect to properties acquired and financings obtained, ARC may attempt to cause us to acquire properties and incur financings in order to earn these fees. This in turn could hurt both our ability to make dividends to our stockholders and the market price of our common stock.

Concurrently with the completion of our IPO, we granted to our Manager 167,400 restricted shares of Manager's Stock, which is equal to 3.0% of the number of shares sold in our IPO. This award will vest ratably in quarterly installments over a three-year period beginning on October 1, 2011. Once vested, to the extent our Manager sells some of the shares, its interests may be less aligned with our interests.

Each of the management agreement with our Manager and the acquisition and capital services agreement with ARC was not negotiated on an arm's-length basis and may not be as favorable to us as if each agreement had been negotiated with an unaffiliated third party and each agreement may be costly and difficult to terminate.

Our executive officers and two of our five directors are executives of ARC. Each of our management agreement with our Manager and the acquisition and capital services agreement with ARC was negotiated between related parties and their terms, including amounts payable under each agreement and the term of each agreement, which exceeds the term of most other externally advised REITs, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager and the acquisition and capital services agreement with ARC without cause is difficult. During the initial term of the management agreement, the management agreement may be terminated by us only for cause. Following the initial ten-year term (which commenced on September 6, 2011), the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager's unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior written notice of any such termination. Additionally, the acquisition and capital services agreement with ARC has a ten-year term (which commenced on September 6, 2011) and then continues on a yearly basis thereafter subject to 180 days prior written notice of any termination. These provisions may adversely affect our ability to terminate our Manager and ARC without cause.

Both our Manager and ARC are only contractually committed to serve us until September 6, 2021, which is the tenth anniversary of the closing of our IPO. Thereafter, the management agreement and the acquisition and capital services agreement are each renewable for one-year terms; provided, however, that (1) our Manager may terminate the management agreement annually upon 180 days prior written notice and (2) ARC may terminate the acquisition and capital services agreement annually upon 180 days prior written notice. If the management agreement is terminated or the acquisition and capital services agreement is terminated and, in each case, no suitable replacement is found to manage us or provide acquisition and capital services to us, we may not be able to execute our business plan.

Pursuant to each of the management agreement and the acquisition and capital services agreement, neither our Manager nor ARC will assume any responsibility other than to render the services called for thereunder and neither will be responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. Each of our Manager and ARC maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement and the acquisition and capital services agreement, none of our Manager, ARC, or any of their respective officers, members or personnel, any person controlling or controlled by our Manager or ARC or any person providing sub-advisory services to our Manager or ARC will be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement or the acquisition and capital services agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement or the acquisition and capital services agreement. In addition, we have agreed to indemnify our Manager, ARC and each of their respective officers, stockholders, members, managers, directors and personnel, any person controlling or controlled by our Manager or ARC and any person providing sub-advisory services to our Manager or ARC with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager or ARC not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement or the acquisition and capital services agreement.

The incentive fee payable to our Manager under the management agreement is payable quarterly and is based on our Core Earnings and therefore, may cause our Manager to select investments in more risky assets to increase its incentive compensation.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

The conflicts of interest policy we have adopted may not adequately address all of the conflicts of interest that may arise with respect to our investment activities and also may limit the allocation of investments to us.

In order to avoid any actual or perceived conflicts of interest with our Manager, ARC or any of the ARC parties, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors will be required to approve (i) any purchase of our assets by any of the ARC parties and (ii) any purchase by us of any assets of any of the ARC parties, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. In addition, as a result of the investment opportunity allocation provisions applicable to us, other ARC Funds may in the future, participate in some of our investments. Participating investments will not be the result of arm's length negotiations and will involve potential conflicts between our interests and those of the other participating ARC Funds in obtaining favorable terms. Since our executives are also executives of ARC, the same personnel may determine the price and terms for the investments for both us and these ARC Funds and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair market value, will prevent the consideration we pay for these investments from exceeding their fair market value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Risks Related to Our Organization and Structure

The supermajority voting requirements applicable to our Board of Directors in connection with our consolidation, merger, sale of all or substantially all of our assets or our engaging in a share exchange will limit our independent directors' ability to influence such corporate matters.

Our charter provides that we may not consolidate, merge, sell all or substantially all of our assets or engage in a share exchange, unless such actions are approved by the affirmative vote of at least two-thirds of our Board of Directors. As a result, at least one of our directors who is also an executive of ARC will have to approve such significant corporate transactions. This concentrated control limits the ability of our independent directors to influence such corporate matters and could delay, deter or prevent a change of control transaction that might otherwise involve a premium for our shares of common stock or otherwise be in the best interests of our stockholders. As a result, our directors who are also executive of ARC may block certain transactions that our independent directors otherwise view as being in the best interests of our stockholders. Additionally, the market price of our common stock could be adversely affected because of the such imbalance of control.

Our Sponsor exercised significant influence with respect to the terms of the formation transactions, including transactions in which it determined the compensation our principals ultimately received.

We did not conduct arm's-length negotiations with our Sponsor with respect to the formation transactions. In the course of structuring the formation transactions, our Sponsor had the ability to influence the type and level of benefits that it, its affiliates (including our principals and our Manager) and our other officers ultimately received from us. In addition, our principals had substantial pre-existing indirect ownership interests in the property subsidiaries that we acquired in the formation transactions and received substantial economic benefits as a result of the formation transactions. In addition, our principals have certain executive management and director positions with us, our Manager and ARC, for which they will receive certain other benefits such as any profits associated with the fees earned by our Manager and ARC and equity-based awards.

Our charter, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay or prevent a change of control transaction.

Our charter contains a 9.8% ownership limit. Our charter, subject to certain exceptions, limits any person to actual or constructive ownership of no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retroactively) from the ownership limits. However, our Board of Directors may not, among other limitations, grant an exemption from the ownership limits to any person whose ownership, direct or indirect, in excess of the 9.8% ownership limit would cause us to fail to qualify as a REIT. Consistent with our charter, our Board of Directors has further limited such ownership of our stock (other than by our Sponsor) to no more than 5.25% in value of the aggregate of our outstanding shares of stock and not more than 5.25% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The ownership limits and the other restrictions on ownership and transfer of our stock contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Tax protection provisions on certain properties could limit our operating flexibility.

We have agreed with the Contributor, an affiliate of our Sponsor, to indemnify it against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the continuing properties acquired by us in the formation transactions, in a taxable transaction. However, we can sell these properties in a taxable transaction if we pay the Contributor cash in the amount of its tax liabilities arising from the transaction and tax payments. These tax protection provisions apply until September 6, 2021, which is the tenth anniversary of the closing of our IPO. Although it may be in our stockholders' best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for the Contributor to guarantee. We agreed to these provisions in order to assist the Contributor in preserving its tax position after its contribution of its interests in the continuing properties. As a result, we may be required to incur and maintain more debt than we would otherwise.

We may pursue less vigorous enforcement of certain agreements because of conflicts of interest with certain of our directors and officers.

Our principals and certain of our other executive officers and employees had indirect interests in all of the property subsidiaries that we acquired in the formation transactions, which property subsidiaries entered into the contribution agreement and other agreements with us in connection with such acquisitions. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements due to our ongoing relationship with our principals and our other executive officers.

Tax consequences to holders of OP units upon a sale or refinancing of our properties may cause the interests of our principals to differ from the interests of our other stockholders.

As a result of the unrealized built-in gain that may be attributable to one or more of the contributed properties at the time of contribution, some holders of OP units, including the Contributor, an affiliate of our Sponsor, may experience different tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all, than those that would be in the best interests of our stockholders taken as a whole.

Our Sponsor, the Contributor and our principals will have significant influence over our affairs.

Our Sponsor and its affiliates hold a substantial percentage of the shares of our common stock. As of December 31, 2011, the Contributor, an affiliate of our Sponsor, owns 310,000 OP units, which are convertible into 310,000 shares of our common stock, our Manager, which is wholly owned by our Sponsor, owns 167,400 shares of Manager's Stock, which will vest ratably in quarterly installments over a three-year period beginning on October 1, 2011, ARCT, an ARC-sponsored REIT whose shares are listed on the NASDAQ Global Select Market for which Mr. Schorsch is the chairman of the board and Mr. Kahane is the president and chief executive officer , owns 282,000 shares of our common stock, and our Sponsor owns 1,629,669 shares of our common stock. As of December 31, 2011, (i) the Contributor owns approximately 4.1% of our outstanding common stock on a fully diluted basis, (ii) our Manager owns approximately 2.2% of our outstanding common stock on a fully diluted basis, (iii) ARCT owns approximately 3.7% of our outstanding common stock on a fully diluted basis and (iv) our Sponsor owns approximately 21.3% of our outstanding common stock on a fully diluted basis. If the Contributor exercises its redemption rights with respect to its OP units and we issue common stock in exchange therefor, and all of the restricted shares granted to our Manager vest, our Sponsor, through its ownership of our common stock, affiliation with the Contributor, ownership and control of our Manager, and together with ARCT, will own collectively approximately 31.3% (for beneficial ownership purposes, but not for purposes of the 28.0% ownership limitation of our Sponsor and its affiliates) of our common stock on a fully diluted basis. In such an instance, our Sponsor and ARCT will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders. In addition, two principals of ARC serve on our Board of Directors. These indicia of control are in addition to the control our Sponsor, our executive officers, who also are members of our Sponsor, and our principals will have over our affairs attributable to their direct and indirect ownership interests in our Manager.

We are a holding company with no direct operations. As a result, we will rely on funds received from our operating partnership to pay liabilities and dividends, our stockholders' claims will be structurally subordinated to all liabilities of our operating partnership and our stockholders will not have any voting rights with respect to our operating partnership's activities, including the issuance of additional OP units.

We are a holding company and will conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we will rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common stock. We will also rely on distributions from our operating partnership to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to the company not equal to the tax on such allocated taxable income).

In addition, because we are a holding company, stockholders' claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership's and its subsidiaries' liabilities and obligations have been paid in full.

As of December 31, 2011, we owned approximately 95.9% of the OP units in our operating partnership. However, our operating partnership may issue additional OP units in the future. Such issuances could reduce our ownership percentage in our operating partnership. Because our common stockholders will not directly own any OP units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

Our Board of Directors may create and issue a class or series of common or preferred stock without stockholder approval.

Our Board of Directors is empowered under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Our Board of Directors may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our common stock. The issuance of any such stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

Certain provisions in the partnership agreement of our operating partnership may delay or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on the OP units;

•	the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners;

•
the right of the limited partners to consent to transfers of the general partnership interest of the general partner and mergers or consolidations of our company under specified limited circumstances; and

•	restrictions relating to our qualification as a REIT under the Code.

Our charter and bylaws and the partnership agreement of our operating partnership also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Certain rights which are reserved to our stockholders may allow third parties to enter into business combinations with us that are not in the best interest of the stockholders, without negotiating with our Board of Directors.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of requiring a third party seeking to acquire us to negotiate with our Board of Directors, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of our company who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and stockholder supermajority voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, our Board of Directors has by resolution exempted business combinations (1) between us and any person, provided that such business combination is first approved by our Board of Directors (including a majority of directors who are not affiliates or associates of such person) and (2) between us and our Sponsor, our Manager, our operating partnership or any of their respective affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to such business combinations. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. This resolution, however, may be altered or repealed in whole or in part at any time by our Board of Directors. If this resolution is repealed, or our Board of Directors does not otherwise approve a business combination with a person other than our Sponsor, our Manager, our operating partnership or any of their respective affiliates, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, we may, by amendment to our bylaws, opt in to the control shares provisions of the MGCL in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third-party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price.

Our fiduciary duties as sole general partner of our operating partnership could create conflicts of interest.

We are the sole general partner of our operating partnership, and, as such, will have fiduciary duties to our operating partnership and the limited partners in the operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partnership agreement of our operating partnership provides that, in the event of a conflict between the duties owed by our directors to our company and the duties that we owe, in our capacity as the sole general partner of our operating partnership, to such limited partners, our directors are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding OP units will have the right to vote on certain amendments to the limited partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of us in our capacity as sole general partner of the operating partnership in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot adversely affect the limited partners' rights to receive distributions, as set forth in the limited partnership agreement, without their consent, even though modifying such rights might be in the best interest of our stockholders generally.

We have never operated as a REIT and have only recently begun operating as a public company and, therefore, we cannot assure you that we will successfully and profitably operate our business in compliance with the regulatory requirements applicable to REITs and to public companies.

We have not previously operated as a REIT and have only operated as a public company beginning the date of the closing of our IPO on September 6, 2011. In addition, certain members of our Board of Directors and certain of our executive officers have no experience in operating a publicly-traded REIT that is traded on a securities exchange. We cannot assure you that we will be able to successfully operate our company as a REIT or a publicly-traded company, including satisfying the requirements to timely meet disclosure requirements and complying with the Sarbanes-Oxley Act, including implementing effective internal controls. Failure to maintain our qualification as a REIT or comply with other regulatory requirements would have an adverse effect on our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders.

Our Board of Directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to other activities, including growth, debt, capitalization and operations, will be determined by our Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, the Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

We are highly dependent on information systems of ARC and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems of ARC. Any failure or interruption of ARC's systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

U.S. Federal Income Tax Risks

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We elected to be qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2011. However, we may terminate our REIT qualification, if our Board of Directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, dividend, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all of the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative change to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or dividends to stockholders because of the additional tax liability. In addition, dividends to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make dividends. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient dividends to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual dividend requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends. Although we intend to make dividends sufficient to meet the annual dividend requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with a prohibited transaction safe harbor available under the Code for properties held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Our two vacant properties will be held in a TRS because we are contemplating various strategies including selling them as a means of maximizing our value from those properties.

Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

If our operating partnership failed to qualify as a partnership or was not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of our operating partnership as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of dividends that our operating partnership could make to us. This also would also result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay dividends and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing dividends to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make dividends in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. In order to satisfy this requirement, we may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years ended on or before December 31, 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such dividends in excess of the cash dividends received. Accordingly, U.S. stockholders receiving a dividend of our shares may be required to sell shares received in such dividend or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such dividend. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such dividend and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years ended on or before December 31, 2011, and it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

The taxation of dividends to our stockholders can be complex; however, dividends that we make to our stockholders generally will be taxable as ordinary income.

Dividends that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends, or, for tax years beginning before January 1, 2013, qualified dividend income) generally will be taxable as ordinary income. However, a portion of our dividends may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us, for taxable years beginning before January 1, 2013, as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates has been reduced to 15% for tax years beginning before January 1, 2013. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for dividends to be counted as satisfying the annual dividend requirements for REITs, and to provide us with a REIT-level tax deduction, the dividends must not be “preferential dividends.” A dividend is not a preferential dividend if the dividend is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS's position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a dividend reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% dividend test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for dividend to our stockholders.

The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce dividends to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be qualified to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of a taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year after December 31, 2011. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our Board of Directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. Consistent with our charter, our Board of Directors has further limited such ownership of our stock (other than by our Sponsor) to no more than 5.25% in value of the aggregate of our outstanding shares of stock and not more than 5.25% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. These restrictions on transferability and ownership will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends received from us and upon the disposition of our shares.

Subject to certain exceptions, dividends received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain dividends attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the dividend is received with respect to a class of stock that is regularly traded on an established securities market located in the United States; and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one year period ending on the date the dividend is received. We anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, although, no assurance can be given that this will be the case.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity, and because our common stock will be publicly traded, no assurance can be given that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. See “Material U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - Sale of Shares.” We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Potential characterization of dividends or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 2. Properties

General

As of December 31, 2011, we owned 90 properties, including two vacant properties classified as held for sale, located in 13 states. 63 of the properties were contributed in conjunction with the completion of the IPO by our Contributor, an affiliate of our Sponsor, at amortized cost. If these properties had been contributed at fair value, the total base purchase price of the portfolio would be $148.6 million at December 31, 2011. All of these properties are free standing, single-tenant properties, 99.3% leased with a weighted average remaining lease term of 8.9 years as of December 31, 2011. In the aggregate, these properties represent 1.0 million rentable square feet.

The following table represents additional information about the properties we own at December 31, 2011 (dollar amounts in thousands):

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income	Annualized Rental Income per Square Foot
Home Depot	Sep. 2011	1	465,600	17.9	$23,398	9.7%	$2,258	$4.85
Citizens Bank	Sep. 2011	59	291,920	6.2	95,241	7.1%	6,729	23.05
Community Bank	Sep. 2011	1	4,410	4.6	705	5.1%	36	8.16
Dollar General	Nov. 2011	20	177,668	7.6	9,981	9.7%	965	5.43
Advance Auto	Nov. & Dec. 2011	6	42,000	7.8	5,122	8.9%	457	10.88
Walgreens	Dec. 2011	1	14,414	9.8	2,425	10.1%	245	17.00
Total Portfolio (4)		88	996,012	8.9	$136,872	7.8%	$10,690	$10.73
_______________________________________________

(1)
Remaining lease term as of December 31, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Original purchase price of properties contributed excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs and closing costs on property.

(3)	Annualized rental income divided by base purchase price.

(4)
Total portfolio excludes two vacant properties contributed in September 2011 which were classified as held for sale at December 31, 2011. The aggregate square footage and base purchase price of these vacant properties was 6,800 and $2.9 million, respectively.

The following table details the industry distribution of our portfolio as of December 31, 2011 (dollars in thousands):

Industry	No. of Buildings	Square Feet	Square Foot %	Annualized Rental Income	Annualized Rental Income %
Auto Retail	6	42,000	4.2%	$457	4.3%
Home Maintenance	1	465,600	46.4%	2,258	21.1%
Pharmacy	1	14,414	1.5%	245	2.3%
Retail Banking	60	296,330	29.5%	6,765	63.3%
Discount Retail	20	177,668	17.7%	965	9.0%
Vacant	2	6,800	0.7%	—	—%
	90	1,002,812	100.0%	$10,690	100.0%

The following table details the geographic distribution of our portfolio as of December 31, 2011 (dollars in thousands):

State	No. of Buildings	Square Feet	Square Foot %	Annualized Rental Income	Annualized Rental Income %
ARKANSAS	3	27,238	2.7%	$128	1.2%
CONNECTICUT	2	5,592	0.6%	124	1.2%
DELAWARE	1	4,610	0.5%	91	0.9%
ILLINOIS	9	53,255	5.3%	929	8.7%
MICHIGAN	21	109,914	11.0%	2,501	23.4%
MISSOURI	15	132,386	13.2%	739	6.9%
NEW HAMPSHIRE	2	6,872	0.7%	112	1.0%
NEW YORK	11	56,375	5.6%	1,059	9.9%
OHIO	16	81,591	8.1%	1,801	16.8%
OKLAHOMA	1	9,030	0.9%	48	0.5%
PENNSYLVANIA	4	23,443	2.3%	418	3.9%
SOUTH CAROLINA	2	480,014	47.9%	2,503	23.4%
VERMONT	3	12,492	1.2%	237	2.2%
	90	1,002,812	100.0%	$10,690	100.0%

Property Financing

On September 7, 2011, we closed on a $150.0 million senior secured revolving credit facility. The OP is the borrower, and the Company and the OP’s subsidiaries are the guarantors under this facility. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letter of credits. The initial term of the credit agreement is 36 months.

Any loan made under the credit facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on our loan to value ratio as specified in the agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount.

As of December 31, 2011, there was $42.4 million outstanding on this facility which bore an interest rate of 3.17%. As of December 31, 2011, this facility was collateralized by 59 properties. Availability of additional borrowings under this facility are based upon the availability of sufficient collateral, among other factors. At December 31, 2011, based on the collateral available, there was $53.0 million of maximum borrowing capacity under this facility, with $10.6 million available and unused.

Our mortgage notes payable consist of the following as of December 31, 2011 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
December 31, 2011	28	$30,260	4.67%	4.32
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.80% to 5.32% at December 31, 2011.

(2)	Weighted average remaining years until maturity as of December 31, 2011.

Future Minimum Lease Payments

The following table presents future minimum base rental cash payments due to us over the next ten years.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2012	$10,200
2013	10,400
2014	10,586
2015	10,717
2016	10,663
2017	8,552
2018	6,377
2019	3,509
2020	3,295
2021	2,996
Thereafter	20,994
$98,289

Future Lease Expirations

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2011 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring(1)	Annualized Rental Income Expiring	Percent of Portfolio Annualized Rental Income Expiring	Leased Square Feet Expiring	Percent of Portfolio Leased Square Feet Expiring
2012	—	$—	—	—	—
2013	—	—	—	—	—
2014	1	24	0.2%	8,169	0.8%
2015	5	193	1.8%	45,392	4.5%
2016	5	280	2.6%	36,504	3.6%
2017	27	2,313	21.6%	138,930	13.9%
2018	22	2,077	19.4%	117,775	11.7%
2019	18	2,691	25.2%	105,000	10.5%
2020	—	—	—	—	—
2021	5	566	2.1%	42,414	4.2%
Total	83	$8,144	72.9%	494,184	49.2%
_______________________________________________

(1)	The 83 leases listed above are with the following tenants: Dollar General, Advance Auto, Community Bank, Citizens Bank, and Walgreens.

Tenant Concentration

The following table lists the tenants whose square footage or annualized rental income is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2011:

Tenant	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio	Annualized Rental Income per Square Foot
Home Depot	1	465,600	46.4%	Nov. 2029	17.9	2 five year options	$2,258	21.1%	$4.85
Citizens Bank	59	291,920	29.1%	Jan. 2017 - Jan. 2019	6.2	1 to 6 two to five year options	$6,729	62.9%	$23.05
Dollar General	20	177,668	17.7%	Mar. 2014 - Aug. 2025	7.6	1 to 5 five year options	$965	9.0%	$5.43
_______________________________________________

(1)	Remaining lease term in years as of December 31, 2011. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

Item 3. Legal Proceedings

As of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the NASDAQ Capital Markets exchange under the symbol “ARCP”. Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the period commencing September 6, 2011, the date of our IPO, and ending December 31, 2011. The graph assumes an investment of $100 on September 6, 2011.

Comparison to Cumulative Total Return

Investor Returns ($)
$125.00
$120.00
$115.00
$110.00
$105.00
$100.00
$95.00
$90.00
$85.00
$80.00
$75.00
Total Investment
9/6/2011
9/13/2011
9/20/2011
9/27/2011
10/4/2011
10/11/2011
10/18/2011
10/25/2011
11/1/2011
11/8/2011
11/15/2011
11/22/2011
11/29/2011
12/6/2011
12/13/2011
12/20/2011
12/27/2011
ARCP
S&P 500
FTSE EPRA/NAREIT Dev (USD)

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the the NASDAQ Capital Markets exchange and the dividends paid per share in each such period.

	Third Quarter 2011	Fourth Quarter 2011
High	$12.75	$12.00
Low	$10.10	$10.05
Close	$11.65	$10.40

Dividends paid per share (1)	$—	$0.875
_______________________________________________

(1)
The dividends paid per share in the fourth quarter of 2011 is an annualized rate. There were no dividends paid prior to the fourth quarter of 2011. The actual dividend paid per share in the fourth quarter of 2011 was $0.219.

Holders

As of March 1, 2012, we had 7,323,434 shares of common stock outstanding held by 212 stockholders.

Dividends

On September 7, 2011, we and the Board of Directors approved declared an annual dividend rate of $0.875 per share or an annual dividend rate of 7.00% based on the initial common stock price of $12.50, payable in cash monthly, beginning in October 2011, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month. On February 27, 2012, our Board of Directors authorized and we declared an annual dividend rate of $0.880 per share. Accordingly, on March 15, 2012, we paid a dividend of $0.0733 per share to stockholders of record at the close of business on March 8, 2012. Distribution payments are dependent on the availability of funds.  Our Board of Directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. There were $1.5 million in dividends declared and $1.4 million in dividends paid in the fourth quarter of 2011. From a tax perspective, 100% of the dividends paid by us during the year ended December 31, 2011 represent a return of capital. Accordingly, such dividends are deferred for the purpose of being subject to income tax.

In January 2012 and February 2012, we paid monthly dividends of $0.5 million or $0.0729 per share of common stock. In March 2012, we paid monthly dividends of $0.5 million or $0.0733 per share of common stock.

Share Based Compensation Plans

Equity Plan

We have adopted the American Realty Capital Properties, Inc. Equity Plan (the "Equity Plan"), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to the Manager, non-executive directors, officers and other employees and independent contractors, including employees or directors of the Manager and its affiliates who are providing services to the Company.

Under the Equity Plan, the Company's compensation committee is authorized to approve grants of equity-based awards to the Manager. Concurrently with the closing of the IPO, the Company granted to the Manager 167,400 restricted shares, which is equal to 3.0% of the number of shares of common stock sold through the IPO. This award of restricted shares will vest ratably on a quarterly basis over a three-year period beginning on October 1, 2011. The Manager is entitled to receive “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders, commencing on the first anniversary of the date of grant. The Manager will defer any distributions payable to it in connection with the restricted stock that it is granted under the Equity Plan until such time as we are able to cover the payment of dividends to the stockholders based on the criteria in the agreement, for the six immediately preceding months. In addition to the restricted stock that was granted to the Manager concurrently with the completion of the IPO, the Company may from time to time grant additional equity incentive awards to the Manager pursuant to the Equity Plan. The Manager may, in the future, allocate a portion of these awards or ownership or profits interests in it to officers or any other personnel of the Manager or other personnel of the Manager or its affiliates in order to provide incentive compensation to them.

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) at any time under the Equity Plan for equity incentive awards other than the initial grant to the Manager. All such awards of shares will vest ratably on an annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.

Director Stock Plan

Concurrently with the closing of the IPO, the Company granted 3,000 restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director, pursuant to the Director Stock Plan (the "Director Stock Plan"). Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20% per annum, subject to the director’s continued service on the Board of Directors of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders. At December 31, 2011, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of December 31, 2011, there were 9,000 restricted shares issued to independent directors under the Director Stock Plan at a fair value of $12.50 per share.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On July 7, 2011, we commenced our IPO pursuant to a registration statement on Form S-11 (File No. 333-172205) filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. Our IPO closed on September 6, 2011. We sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million at the initial price of $12.50 per share.

On September 22, 2011, we filed a registration statement on Form S-11 (File No. 333-176952) for a follow-on offering. We closed on the follow-on offering on November 2, 2011. We sold 1.5 million shares for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011. All of the net proceeds of the IPO and the follow-on offering were contributed to our OP in exchange for OP Units. Our OP utilized such net proceeds to pay down or retire indebtedness and to finance the acquisition of properties. We did not use any of the net proceeds from the IPO to fund dividends to our stockholders.

Our affiliated Dealer Manager received selling commissions from the sale of the Company’s common stock through the IPO before reallowance of commissions earned by participating broker-dealers. The affiliated Dealer Manager re-allowed 100% of commissions earned to participating broker-dealers. In addition, the affiliated Dealer Manager received dealer manager fees of 3% of the gross offering proceeds before reallowance to participating broker-dealers. The affiliated Dealer Manager was permitted to re-allow all or a portion of its dealer manager fee to participating broker-dealers.

The following table details the results of such activities related to the affiliated Dealer Manager for the year ended December 31, 2011. There were no dealer manager commissions paid during the period from December 2, 2010 (date of inception) to December 31, 2010 (amounts in thousands):

Year Ended December 31, 2011
Total commissions paid to affiliated Dealer Manager	$4,002
Less:
Commissions to participating broker dealers	(2,392)
Reallowance to participating broker dealers	(9)
Net to affiliated Dealer Manager(1)	$1,601
_______________________________________________

(1)	The affiliated Dealer Manager was responsible for commission payments due to its employees as well as its general overhead and various selling-related expenses.

In connection with the formation transactions in connection with the IPO, 310,000 OP units with an aggregate value of $3.9 million were issued by the OP to ARC Real Estate Partners, LLC in consideration of the transfer of its interests in the property subsidiaries to the OP on September 6, 2011. ARC Real Estate Partners, LLC is an “accredited investor” as defined under Regulation D of the Securities Act. The issuance of such OP units was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 thereunder. Except under certain limited circumstances, the OP Units are exchangeable beginning September 6, 2012 for cash or, at the option of the OP, shares of the Company's common stock on a one-to-one basis. The right to exchange the OP Units for cash or, at the option of the OP, shares of the Company's common stock has no expiration date.

Item 6. Selected Financial Data.

The following selected financial data as of and for the year ended December 31, 2011, and as of and for the period from December 2, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Balance sheet data (amounts in thousands):

	December 31,
	2011	2010
Total real estate investments, at cost	$136,873	$—
Total assets	131,581	279
Mortgage notes payable	30,260	—
Senior secured revolving credit facility	42,407	—
Total liabilities	74,249	279
Total equity	57,332	—

Operating data (amounts in thousands except share and per share data):

	Year Ended December 31, 2011	Period from December 2, 2010 (Date of Inception) to December 31, 2010
Revenues:
Rental income	$3,022	$—
Operating expense reimbursements	153	—
Total revenues	3,175	—

Operating expenses:
Acquisition and transaction related	1,875	—
Property operating	153	—
General and administrative	440	—
Depreciation and amortization	1,612	—
Total operating expenses	4,080	—
Operating loss	(905)	—
Other income (expenses):
Interest expense	(924)	—
Other income	1	—
Total other expenses	(923)	—
Loss from continuing operations	(1,828)	—
Net loss from continuing operations attributable to non-controlling interest	69	—
Net loss from continuing operations attributable to stockholders	(1,759)	—

Discontinued operations:
Loss from operations of held for sale properties	(37)	—
Loss on held for sale properties	(815)	—
Loss from discontinued operations	(852)	—
Loss from discontinued operations attributable to non-controlling interest	36	—
Loss from discontinued operations attributable to stockholders	(816)	—

Net loss	(2,680)
Net loss attributable to non-controlling interest	105
Net loss attributable to stockholders	$(2,575)	$—

Other data:
Cash flows provided by operations	$920	$—
Cash flows used in investing activities	$(17,528)	$—
Cash flows provided by financing activities	$19,756	$—
Per share data:
Basic and diluted net loss per share from continuing operations attributable to stockholders	$(0.86)	$—
Basic and diluted net loss per share attributable to stockholders	$(1.26)	$—
Annualized distributions declared per common share	$0.875	NA (1)
Weighted-average number of common shares outstanding, basic and diluted	2,045,320	1,000

(1) NA means not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, to ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. American Realty Capital Properties, Inc. is externally managed by ARC Properties Advisors, LLC (the “Manager”), a Delaware limited liability company, a wholly owned subsidiary of AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”).

Overview

We were incorporated on December 2, 2010, as a Maryland corporation that elected to be qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On July 7, 2011, we commenced an initial public offering ("IPO") on a “reasonable best efforts” basis, through our co-dealer managers, RCS and Ladenburg Thalmann & Co. Inc. (together, the “Dealer Managers”), pursuant to a registration statement on Form S-11 (File No. 333-172205) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The IPO closed on September 6, 2011. We sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011.

On September 22, 2011, we filed a registration statement on Form S-11 (File No. 333-176952) to register an additional 1.3 million shares of common stock, which was subsequently increased to 1.5 million shares (plus up to an additional 0.2 million shares of common stock registered in respect of the underwriters’ over-allotment option) in connection with an underwritten follow-on offering (the "Follow-On Offering"). The Follow-On Offering closed on November 2, 2011. We sold 1.5 million shares for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

We were formed to primarily own and acquire single-tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other creditworthy tenants.

Substantially all of our business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 95.9% of the interest in the OP. The Contributor is the sole limited partner and owner of 4.1% of the interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our affiliates, ARC Properties Advisors, LLC (the "Manager") and AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the "Sponsor"). The Sponsor provides certain acquisition and debt capital services to us. These related parties, including the Manager, the Sponsor and RCS, have received compensation and fees for services provided to us, and will continue to receive compensation and fees and for investing, financing and management services provided to us.

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

As of December 31, 2011, we owned 90 properties, including two vacant properties classified as held for sale, with 1.0 million square feet, 99.3% leased with a weighted average remaining lease term of 8.9 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2011, rental revenues derived from investment grade tenants as rated by a major rating agency approximated 91.0%. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) medium-term lease arrangements.

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

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

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

Results of Operations

We commenced operations in September 2011 in conjunction with the closing of our IPO. Prior to that date we did not hold any real estate properties or have any sources of income or any expenses. The only activity of the company was limited to organizational activities.

Year Ended December 31, 2011

As of December 31, 2011, we owned 88 properties with an aggregate original base purchase price of $136.9 million and two additional vacant properties that were classified as held for sale. In total, the properties comprised 1.0 million square feet which were 99.3% leased. The annualized rental income per square foot of the properties at December 31, 2011 was $10.66 with a weighted average remaining lease term of 8.9 years. As of December 31, 2010, we did not own any properties, we were in the developmental state of operations and we had no income or expenses for the period from December 2, 2010 (date of inception) to December 31, 2010.

Rental Income

Rental income for the year ended of December 31, 2011 was approximately $3.0 million. Rental income was driven by our acquisitions during the year ended December 31, 2011.

Operating Expense Reimbursements

Operating expense reimbursements for the year ended of December 31, 2011 were $0.2 million. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective lease agreements.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the year ended December 31, 2011 were $1.9 million. Acquisition and transaction related costs mainly consist of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

Property Expenses

Property expenses for the year ended December 31, 2011 were $0.2 million and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2011 of $0.4 million primarily included board member compensation, insurance expense and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2011 was $1.6 million. The properties acquired were placed into service upon contribution or acquisition and are being depreciated for the period held.

Interest Expense

Interest expense for the year ended December 31, 2011 was $0.9 million, primarily related to mortgage notes payable of $30.3 million and a senior secured revolving line of credit of $42.4 million.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income

Other income for the year ended December 31, 2011 was $1,000. Other income represents interest earnings from short-term investments.

Discontinued Operations

In November 2011, we decided to pursue a strategy to sell two vacant properties. As such, the properties are classified as held for sale on the balance sheet and the results of operations of these two entities are reported in discontinued operations on the statements of operations. Property expenses for the year ended December 31, 2011 were $37,000 and were primarily utilities, landscaping, real estate taxes and other costs to maintain the properties. Unrealized impairments on held for sale properties for the year ended December 31, 2011 were $0.8 million. Unrealized impairments on held for sale properties are the difference between the carrying value of the property at the time the property is classified as held for sale and estimated proceeds from the sale of the properties less estimated selling costs.

 Cash Flows for the Year Ended December 31, 2011

During the year ended December 31, 2011, net cash provided by operating activities was $0.9 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2011 was mainly due to net loss adjusted for non-cash items of $0.1 million, an increase in deferred rent of $0.7 million and an increase of $0.4 million in accounts payable and accrued expenses, partially offset by an increase in prepaid and other assets of $0.3 million.

Net cash used in investing activities for the year ended December 31, 2011 was $17.5 million related to properties acquired during the year.

Net cash provided by financing activities of $19.8 million during the year ended December 31, 2011 related to proceeds, from the issuance of common stock of $21.8 million, $16.4 million of proceeds from mortgage notes payable and $2.1 million of proceeds from our senior secured revolving credit facility. These inflows were partially offset by $11.2 million of payments on our senior secured revolving credit facility, payments of $5.3 million related to offering costs and payments related to financing costs of $2.5 million.

Liquidity and Capital Resources

In September 2011, we sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million in connection with our IPO. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011. We obtained our first 63 properties from our Contributor and commenced real estate operations in September 2011. As of December 31, 2011, we owned 88 properties with an aggregate original base purchase price of $136.9 million and two additional vacant properties that were classified as held for sale.

On September 22, 2011, we filed a registration statement on Form S-11 (File No. 333-176952) to register an additional 1.3 million shares of common stock, which was subsequently increased to 1.5 million shares (plus up to an additional 0.2 million shares of common stock that registered for an underwriters’ over-allotment option) in connection with an underwritten follow-on offering (the "Follow-On Offering"). The Follow-On Offering closed on November 2, 2011. We sold 1.5 million shares for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, dividends to our investors, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through follow-on offerings and through mortgage financing. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

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

Acquisitions

Our Manager evaluates potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock from time to time and through borrowings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

Funds from Operations and Adjusted Funds from Operations

 Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principals generally accepted in the United States of America ("GAAP").

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and adjusted funds from operations ("AFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to GAAP in calculating FFO and AFFO.

We consider funds from operations, or FFO, and FFO, as adjusted to exclude acquisition-related fees and expenses, or AFFO, useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

Additionally, we believe that AFFO, by excluding acquisition-related fees and expenses, provides information consistent with management's analysis of the operating performance of the properties. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies, including exchange-traded and non-traded REITs.

As a result, we believe that the use of FFO and AFFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. FFO and AFFO do not represent cash flows from operations as defined by GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as alternatives to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts, or NAREIT, definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three months ended September 30, 2011 and December 31, 2011 (in thousands). We had no significant property income or expenses in prior periods; therefore, we do not present FFO or AFFO for prior periods. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended
	September 30, 2011	December 31, 2011
Net loss attributable to stockholders (in accordance with GAAP)	$(634)	$(1,925)
Loss from discontinued operations	8	808
Depreciation and amortization	343	1,195
FFO	(283)	78
Acquisition fees and transaction related expenses	570	1,231
Non-cash equity compensation expense	—	182
AFFO	$287	$1,491

Dividends

The amount of dividends payable to our stockholders is determined by our Board of Directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

We, our Board of Directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees including asset management and incentive fees. Our Manager has elected to waive its base asset management fee and incentive asset management fee (if applicable), and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees waived during the year ended December 31, 2011 were $0.2 million; there were no incentive asset management fees for the year ended December 31, 2011. The fees that were waived relating to the activity during 2011 are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been paid to our Manager was available to pay dividends to our stockholders. See Note 9 — Related Party Transactions and Arrangements in the consolidated financial statements elsewhere in this report for further information on fees paid to and forgiven by our Manager.

The management agreement with our Manager provides for payment of the asset management fee only if the full amount of the dividends declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than the amount of our AFFO. Our Manager will waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would increase our AFFO so that it equals the dividends declared by us in respect of our OP units for the prior six months. For purposes of this determination, FFO, as adjusted, is FFO (as defined by National Association of Real Estate Investment Trusts or “NAREIT”), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. Our Manager will determine if such fees will be partially or fully waived in subsequent periods on a quarter-to-quarter basis.

In addition, pursuant to our administrative support agreement with our Sponsor, our Sponsor has agreed to pay or reimburse us for certain of our general and administrative costs to the extent that the amount of our dividends declared during the one year period following the closing of this offering exceed the amount of our AFFO in order that such dividends to not exceed the amount of our AFFO, computed without regard to such general and administrative costs paid for, or reimbursed, by our Sponsor.

As our real estate portfolio matures, we expect cash flows from operations to continue to cover our dividends. As the cash flows from operations become more significant, our Manager may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with the agreements with our Manager. There can be no assurance that our Manager will continue to waive asset management or incentive fees in the future.

The following table shows the sources for the payment of dividends to common stockholders for the three months ended December 31, 2011, the initial quarter that dividends were paid (dollars in thousands):

	Dividends	Percentage of Dividends
Dividends paid in cash	$1,450
Source of dividends:
Cash flows provided by operations (1)	677	46.7%
Proceeds from financing	773	53.3%
Total sources of dividends	1,450	100.0%
Net loss attributable to stockholders (in accordance with GAAP)	$(1,925)

(1)
Dividends paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three months ended December 31, 2011. Such results include $1.0 million in one-time acquisition and transaction related costs.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2011, we were in compliance with the debt covenants under our loan agreements.

As of December 31, 2011, we had non-recourse mortgage indebtedness secured by real estate of $30.3 million. Our mortgage indebtedness bore interest at weighted average rate of 4.67% per annum and had a weighted average maturity of 4.32 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

On September 7, 2011, we closed on a $150.0 million senior secured revolving credit facility. The OP is the borrower, and the Company and the OP’s subsidiaries are the guarantors under this facility. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letters of credit. The initial term of the credit agreement is 36 months.

Any loan made under the credit facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on our loan to value ratio as specified in the agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount.

As of December 31, 2011, there was $42.4 million outstanding on this facility which bore an interest rate of 3.17%. As of December 31, 2011, this facility was collateralized by 59 properties. Availability of additional borrowings under this facility are based upon the availability of sufficient collateral, among other factors. At December 31, 2011, based on the collateral available, there was $53.0 million of maximum borrowing capacity under this facility, with $10.6 million available and unused.

As of December 31, 2011, we had aggregate indebtedness secured by real estate of $72.7 million, which collateralized 87 properties. At December 31, 2011, our corporate leverage ratio (total mortgage notes payable plus outstanding advances under our senior secured revolving credit facility less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 49.7%.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

	Total	2012	2013 – 2014	2015 – 2016	Thereafter
Principal payments due on mortgage notes payable	$30,260	$—	$278	$25,512	$4,470
Interest payments due on mortgage notes payable	5,947	1,417	2,815	1,697	18
Principal payments due on senior secured revolving lines of credit	42,407	—	42,407	—	—
Interest payments due on senior secured revolving lines of credit	3,610	1,344	2,266	—	—
Total	$82,224	$2,761	$47,766	$27,209	$4,488

Election as a REIT

We elected to be qualified to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2011. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. Our charter, subject to certain exceptions, limits ownership to no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Consistent with our charter, our Board of Directors has increased such ownership limits as they apply to our Sponsor and its affiliates to no more than 28.0% (to be verified with legal), and has further limited the ownership limits as they apply to everyone else to no more than 5.25%, in value of the aggregate of our outstanding shares of stock and in value or in number of shares, whichever is more restrictive, of any class or series of our shares of stock.

We believe that, commencing with the taxable year ended December 31, 2011, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2011.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay certain fees or reimbursements to our Manager or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Note 9 — Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

 Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2011, our debt included fixed-rate debt with a carrying value of $30.3 million and a fair value of $30.6 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $1.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.3 million.

As of December 31, 2011, our debt included variable-rate debt with a carrying value of $42.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2011 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.4 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

Management's Annual Reporting on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on its assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to all of our executive officers and directors., including but not limited to our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue, 15th Floor, New York, NY 10022, Attention: Chief Financial Officer.

The other information required by this Item is incorporated by reference to our annual proxy statement for the fiscal year ended December 31, 2011 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our Proxy Statement

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-26 of this report:

Schedule III — Real Estate and Accumulated Depreciation

EXHIBIT INDEX

The following documents are filed as part of this annual report:

Exhibit No.	Description
3.1(5)	Articles of Amendment and Restatement of American Realty Capital Properties, Inc.
3.1(4)	Bylaws of American Realty Capital Properties, Inc.
4.1(5)	Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P.
10.1(4)	Management Agreement among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC
10.2(4)	Acquisition and Capital Services Agreement between American Realty Capital Properties, Inc. and American Realty Capital II, LLC
10.3(4)	American Realty Capital Properties, Inc. Equity Plan
10.4(4)	American Realty Capital Properties, Inc. Director Stock Plan
10.5(4)	Restricted Stock Award Agreement for Non-Executive Directors
10.6(4)	Restricted Stock Award Agreement for ARC Properties Advisors, LLC
10.7(4)	Registration Rights Agreement among American Realty Capital Properties, Inc., ARC Real Estate Partners, LLC and ARC Properties Advisors, LLC
10.8(1)	Contribution Agreement, dated February 4, 2011, between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.9(3)	Assignment and Assumption of Membership Interests between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.10(4)	Right of First Offer Agreement between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.11(4)	Tax Protection Agreement, between American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and ARC Real Estate Partners, LLC
10.12(4)	Form of Indemnification Agreement between American Realty Capital Properties, Inc. and its directors and executive officers
10.13(4)	Right of First Offer Agreement between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.11(4)	Tax Protection Agreement, between American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and ARC Real Estate Partners, LLC
10.12(4)	Form of Indemnification Agreement between American Realty Capital Properties, Inc. and its directors and executive officers
10.13(2)	Triple Net Lease Agreement, dated as of May 15, 2009, by and between US Real Estate Limited Partnership and Home Depot U.S.A., Inc.
10.14(2)	First Amendment to Triple Net Lease Agreement, dated as of March 1, 2010, by and between ARC HDCOLSC001, LLC and Home Depot U.S.A., Inc.
10.15(2)	Assignment and Assumption of Lease, dated November 6, 2009, by and between US Real Estate Limited Partnership and ARC HDCOLSC001, LLC

10.16(2)	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of November 9, 2009, by and between ARC HDCOLSC001, LLC and US Real Estate Limited Partnership
10.17(2)	Promissory Note, dated November 9, 2009, made by ARC HDCOLSC001, LLC for the benefit of US Real Estate Limited Partnership
10.18(2)	Bill of Sale, delivered as of November 6, 2009, by US Real Estate Limited Partnership
10.19(2)	Limited Guaranty, dated as of November 9, 2009, made by American Realty Capital II, LLC for the benefit of US Real Estate Limited Partnership
10.20(2)	Administrative Support Agreement between American Realty Capital II, LLC and American Realty Capital Properties, Inc.
10.21(6)	Credit Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and RBS Citizens, N.A.
10.22(5)	Parent Guaranty Agreement, dated as of September 7, 2011, between American Realty Capital Properties, Inc. and RBS Citizens, N.A.
10.23(6)	Subsidiary Guaranty Agreement, dated as of September 7, 2011, among each of the subsidiaries of ARC Properties Operating Partnership, L.P. and RBS Citizens, N.A.
10.24(6)
Environmental Indemnity Agreement, dated as of September 7, 2011, among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.

10.25(6)	Pledge Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.
10.26(6)	Note, dated September 7, 2011, made by ARC Properties Operating Partnership, L.P. for the benefit of RBS Citizens, N.A.
21(6)	Note, dated September 7, 2011, made by ARC Properties Operating Partnership, L.P. for the benefit of RBS Citizens, N.A.
31.1*
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2*
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*    Filed herewith

(1)	Previously filed with Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on February 11, 2011.

(2)
Previously filed with the Pre-effective Amendment No. 1 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on March 25, 2011.

(3)
Previously filed with the Pre-effective Amendment No. 3 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on May 27, 2011.

(4)
Previously filed with the Pre-effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on June 13, 2011.

(5)
Previously filed with the Pre-effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on July 5, 2011.

(6)	Previously filed with Form S-11 Registration Statement (Registration No. 333-176952) filed by the Registrant with the Securities and Exchange Commission on September 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March, 2012.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By: /s/ NICHOLAS S. SCHORSCH NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	March 19, 2012

/s/ Edward M. Weil, Jr. Edward M. Weil, Jr.	Chief Operating Officer, President and Secretary	March 19, 2012

/s/ Brian S. Block Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	March 19, 2012

/s/ Dr. Walter P. Lomax, Jr. Dr. Walter P. Lomax, Jr.	Independent Director	March 19, 2012

/s/ David Gong David Gong	Independent Director	March 19, 2012

/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 19, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2011 and the Period from December 2, 2010 (date of inception) to December 31, 2010	F-4
Consolidated Statement of Changes in Equity for the Year Ended December 31, 2011 and the Period from December 2, 2010 (date of inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and the Period from December 2, 2010 (date of inception) to December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Properties, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Properties, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2011 and the period from December 2, 2010 (date of inception) to December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and the period from December 2, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 19, 2012

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2011	2010
ASSETS
Real estate investments, at cost:
Land	$18,489	$—
Buildings, fixtures and improvements	107,340	—
Acquired intangible lease assets	11,044	—
Total real estate investments, at cost	136,873	—
Less: accumulated depreciation and amortization	(14,841)	—
Total real estate investments, net	122,032	—
Cash and cash equivalents	3,148	—
Prepaid expenses and other assets	1,798	—
Deferred costs, net	2,785	279
Assets held for sale, net	1,818	—
Total assets	$131,581	$279

LIABILITIES AND EQUITY
Mortgage notes payable	$30,260	$—
Senior secured revolving credit facility	42,407	—
Accounts payable and accrued expenses	858	279
Deferred rent	724	—
Total liabilities	74,249	279

Common stock, $0.01 par value, 240,000,000 and 10,000 shares authorized, 7,323,434 and 1,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	73	—
Additional paid-in capital	57,582	—
Accumulated deficit	(4,025)	—
Total stockholders’ equity	53,630	—
Non-controlling interest	3,702	—
Total equity	57,332	—
Total liabilities and equity	$131,581	$279

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31, 2011	Period from December 2, 2010 (Date of Inception) to December 31, 2010
Revenues:
Rental income	$3,022	$—
Operating expense reimbursements	153	—
Total revenues	3,175	—

Operating expenses:
Acquisition and transaction related	1,875	—
Property operating	153	—
General and administrative	440	—
Depreciation and amortization	1,612	—
Total operating expenses	4,080	—
Operating loss	(905)	—
Other income (expenses):
Interest expense	(924)	—
Other income	1	—
Total other expenses	(923)	—
Loss from continuing operations	(1,828)	—
Net loss from continuing operations attributable to non-controlling interest	69	—
Net loss from continuing operations attributable to stockholders	(1,759)	—

Discontinued operations:
Loss from operations of held for sale properties	(37)	—
Loss on held for sale properties	(815)	—
Loss from discontinued operations	(852)	—
Loss from discontinued operations attributable to non-controlling interest	36	—
Loss from discontinued operations attributable to stockholders	(816)	—

Net loss	(2,680)
Net loss attributable to non-controlling interest	105
Net loss attributable to stockholders	$(2,575)	$—

Basic and diluted net loss per share from continuing operations attributable to stockholders	$(0.86)	$—
Basic and diluted net loss per share attributable to stockholders	$(1.26)	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance, December 2, 2010	—	$—	$—	$—	$—	$—	$—
Issuances of common stock	1,000	—	—	—	—	—	—
Balance, December 31, 2010	1,000	—	—	—	—	—	—
Issuance of common stock, net of recissions	7,146,034	71	83,860	—	83,931	—	83,931
Offering costs, commissions and dealer manager fees	—	—	(5,812)	—	(5,812)	—	(5,812)
Share based compensation	176,400	2	180	—	182	—	182
Distributions declared	—	—	—	(1,450)	(1,450)	—	(1,450)
Contribution transaction	—	—	(16,771)	—	(16,771)	—	(16,771)
Contributions from non-controlling interest holder	—	—	(3,875)	—	(3,875)	3,875	—
Distributions to non-controlling interest holder	—	—	—	—	—	(68)	(68)
Net loss	—	—	—	(2,575)	(2,575)	(105)	(2,680)
Balance, December 31, 2011	7,323,434	$73	$57,582	$(4,025)	$53,630	$3,702	$57,332

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2011	Period from December 2, 2010 (Date of Inception) to December 31, 2010
Cash flows from operating activities:
Net loss	$(2,680)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,465	—
Amortization of intangible lease assets	159	—
Amortization of deferred costs	195	—
Loss on held for sale properties	815	—
Share based compensation	182	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(314)	—
Accounts payable and accrued expenses	374	—
Deferred rent	724	—
Net cash provided by operating activities	920	—
Cash flows from investing activities:
Investments in real estate	(17,528)	—
Net cash used in investing activities	(17,528)	—
Cash flows from financing activities:
Proceeds from mortgage notes payable	16,410	—
Proceeds from senior secured revolving credit facility	2,066	—
Payments on senior secured revolving credit facility	(11,159)	—
Proceeds from issuances of common stock	21,766	—
Payments of offering costs and fees related to stock issuances	(5,346)	—
Payments of deferred financing costs	(2,464)	—
Distributions to non-controlling interest holder	(68)	—
Distributions paid	(1,449)	—
Net cash provided by financing activities	19,756	—
Net change in cash and cash equivalents	3,148	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$3,148	$—

Supplemental Disclosures:
Cash paid for interest	$590	$—
Non-Cash Investing and Financing Activities:
Initial proceeds from senior secured revolving credit facility used to pay down mortgages assumed in Formation Transactions	51,500	—
Mortgage note payable contributed in Formation Transactions	13,850	—
Reclassification of deferred offering costs	—	279

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 1 — Organization

American Realty Capital Properties, Inc. (the “Company”), incorporated on December 2, 2010, is a Maryland corporation that elected to be qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On July 7, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts” basis, through its co-dealer managers, Realty Capital Securities, LLC (“RCS” or the "affiliated Dealer Manager") and Ladenburg Thalmann & Co. Inc. (together, the “Dealer Managers”), pursuant to a registration statement on Form S-11 (File No. 333-172205) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The IPO closed on September 6, 2011. The Company sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011.

On September 22, 2011, the Company filed a registration statement on Form S-11 (File No. 333-176952) to register an additional 1.3 million shares of common stock, which was subsequently increased to 1.5 million (plus up to an additional 0.2 million shares of common stock that the Company could issue and sell upon the exercise of the underwriters’ over-allotment option) in connection with an underwritten follow-on offering (the "Follow-On Offering"). On November 2, 2011, the Company sold 1.5 million shares for net proceeds of $14.4 million. In addition, the Company granted the underwriters a 30 day option to purchase an additional 0.2 million shares of common stock at the original offering price, less underwriting discounts and commissions. On November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

The Company was formed to primarily own and acquire single-tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other creditworthy tenants. The Company considers properties that are net leased on a “medium-term basis,” to mean properties originally leased long-term (ten years or longer) that currently have net leases with remaining lease terms of generally three to eight years, on average.

Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 95.9% of the interest in the OP. ARC Real Estate Partners, LLC (the "Contributor") is the sole limited partner and owner of 4.1% of the interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has retained ARC Properties Advisors, LLC (the "Manager"), a wholly owned subsidiary of AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”), to manage its affairs on a day to day basis. These affiliated parties, as well as RCS, have received compensation for services provided to the Company, and will continue to receive compensation for providing on-going investment oversight and management of the Company.

Formation Transactions

At the completion of the IPO, the Contributor, an affiliate of the Sponsor, contributed to the OP its indirect ownership interests in certain assets of ARC Income Properties, LLC and ARC Income Properties III, LLC (the "Contributed Companies"). Assets contributed included (1) 59 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, or collectively, Citizens Bank, one property presently leased to Community Bank, N.A, or Community Bank, and one property leased to Home Depot U.S.A., Inc., or Home Depot, and (2) two vacant properties. Additionally, the OP assumed certain liabilities of the Contributed Companies, including $30.6 million of unsecured notes payable and $96.2 million of mortgage notes secured by the contributed properties.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Because the contribution was from an affiliate of the Sponsor and deemed to be a transaction between entities under common control, the assets and liabilities were recorded by the Company at the Contributor's carrying amount, or book value, at the time of the contribution. The assets and liabilities of the Contributed Companies are summarized as follows (amounts in thousands):

Assets and liabilities of Contributed Companies, at carryover basis:
Real estate investments, net of accumulated depreciation and amortization of $13,453	$108,759
Other assets	2,402
Notes payable(1)	(30,626)
Mortgage notes payable(2)	(96,472)
Other liabilities	(834)
Net assets (liabilities) of Contributed Companies	$(16,771)

(1)	Notes payable were repaid from the proceeds of the IPO concurrently with closing.

(2)
$82.6 million of mortgage notes payable were refinanced with a new $51.5 million revolving credit facility and the remaining balance was repaid from the proceeds of the IPO concurrently with closing of the IPO.

In exchange for the net assets of the Contributed Companies, the Contributor received 310,000 OP Units, which represents a non-controlling interest in the OP. After holding the OP Units for a period of one year, the Contributor has the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. As of December 31, 2011, the Contributor's 310,000 OP Units represented a 4.1% interest in the OP, based on 310,000 OP Units convertible to common stock as a percentage of the 7.6 million of total common shares outstanding on a fully diluted basis. For the year ended December 31, 2011, losses of approximately $0.1 million were allocated to the Contributor's non-controlling interest.

Concurrently with the completion of the IPO and contribution of the net assets of the Contributed Companies, the Company closed on a $150.0 million senior secured revolving credit facility. See Note 4 —  Senior Secured Revolving Credit Facility. The Company refinanced mortgage notes payable of $82.6 million and repaid the unsecured notes payable of $30.6 million, along with interest and penalties of $0.4 million, owed by the Contributed Companies directly from net proceeds from the IPO and $51.5 million drawn from the senior secured revolving credit facility.

In addition, the Company has issued restricted stock to the Manager and non-executive directors in conjunction with share-based compensation plans. See Note 11 — Share-Based Compensation.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, to record investments in real estate, and derivative financial instruments and hedging activities, as applicable.

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

Real Estate Investments

The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the assets. These assessments have a direct impact on net income because recording an unrealized impairment results in an immediate negative adjustment to net income. At December 31, 2011, the Company had two vacant properties classified as properties held for sale. See Note 13 — Discontinued Operations and Properties Held for Sale. Impairment of $0.8 million was recorded on these properties for the year ended December 31, 2011, to mark the assets to their aggregate fair value of $1.8 million.

Allocation of Purchase Price of Acquired Assets

The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on the Company's analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to ten years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangibles assets related to customer relationship is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the company in determining these values include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from 2 to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

In making estimates of fair values for purposes of allocating purchase price, The Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets are substantially complete; however, there are certain items that the Company will finalize once the Company receives additional information. Accordingly, these allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on the Company's financial position or results of operations.

Intangible assets consist of the following as of December 31, 2011. The Company had no intangible assets at December 31, 2010 (amounts in thousands):

Intangible lease assets:
In-place leases, gross	$11,044
Accumulated amortization on in-place leases	(3,197)
In-place leases, net of accumulated amortization	$7,847

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The following table provides the weighted-average amortization period as of December 31, 2011 for intangible assets and the projected amortization expense for the next five years (amounts in thousands):

	Weighted-Average Amortization Period in Years	2012	2013	2014	2015	2016
In-place leases:
Total to be included in depreciation and amortization expense	10.6	$937	$943	$917	$860	$725

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2011 the company had deposits of $3.1 million of which $2.7 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

Deferred Costs, Net

Deferred costs, net consists of deferred financing costs net of accumulated amortization, deferred leasing costs net of accumulated amortization and deferred offering costs.

Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close. At December 31, 2011, the Company had $2.5 million of deferred financing costs net of accumulated amortization. The Company had no deferred financing costs at December 31, 2010.

Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease. At December 31, 2011, the Company had $0.3 million of deferred leasing costs. The Company had no deferred leasing costs at December 31, 2010.

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2010, deferred offering costs relating to the IPO totaled $0.3 million. On September 6, 2011, the day the Company closed its IPO, the deferred offering costs relating to the IPO were reclassified to stockholders’ equity. As of December 31, 2011, the Company had no deferred offering costs.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

Organization, Offering, and Related Costs

Organization, offering and related costs include costs incurred in connection with the Company's issuance of common stock. These costs include, but are not limited to, (i) legal, accounting, printing, mailing and filing fees; (ii) escrow related fees, and (iii) reimbursement to the Dealer Manager for amount they paid to reimburse the bonified due diligence expenses of broker-dealers.

Share-Based Compensation

The Company has a stock-based incentive award plan for its affiliated Manager, non-executive directors, officers, other employees and independent contractors who are providing services to the company as applicable, and a non-executive director restricted share plan, which are accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 11 — Share-Based Compensation for additional information on these plans.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Income Taxes

The Company elected to be qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. If the Company qualifies for taxation as a REIT as anticipated, it generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) less dividends on unvested restricted stock by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

Reportable Segments

The Company has determined that it has one reportable segment, with activities related to investing in real estate. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of its total consolidated revenues. Although the Company's investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company's properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations but will change the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance which modifies the requirements for testing for goodwill impairment, and gives entities the option to perform a qualitative assessment of goodwill before calculating the fair value of a reporting unit. If the entities determine based on the qualitative assessment that the fair value of a reporting unit is more likely than not less than the carrying value then further impairment tests would be required. Otherwise, further testing would not be needed. The guidance is effective for annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In December 2011, the FASB issued guidance which contains new disclosure requirements regarding the nature of and entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards and will give the financial statement users information about both gross and net exposures. The guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of real estate investment assets acquired by or contributed to the Company during the year ended December 31, 2011. There were no property acquisitions during the period from December 2, 2010 (date of inception) to December 31, 2010 (amounts in thousands):

Real estate investments, at cost:
Land	$18,489
Buildings, fixtures and improvements	107,340
Total tangible assets	125,829
Acquired intangibles:
In-place leases	11,044
Purchase price of acquired real estate investments (1)	$136,873
Number of properties acquired	88
_______________________________________________

(1)
Purchase price includes the properties that were contributed in September 2011 in conjunction with the completion of the IPO by the Contributor, an affiliate of the Sponsor, at amortized cost, as well as $17.5 million of properties acquired by the Company since the IPO.

The Company owns and operates commercial properties. As of December 31, 2011, the Company owned 90 properties, 2 of which are vacant and classified as held for sale at December 31, 2011. 63 of the properties were contributed in September 2011 in conjunction with the completion of the IPO by the Contributor, an affiliate of the Sponsor, at amortized cost.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company’s portfolio of real estate investment properties, which were all 100% leased, is comprised of the following 88 properties as of December 31, 2011 (dollar amounts in thousands):

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income (4)	Annualized Rental Income per Square Foot
Home Depot	Sep. 2011	1	465,600	17.9	$23,398	9.7%	$2,258	$4.85
Citizens Bank	Sep. 2011	59	291,920	6.2	95,241	7.1%	6,729	23.05
Community Bank	Sep. 2011	1	4,410	4.6	705	5.1%	36	8.16
Dollar General	Nov. 2011	20	177,668	7.6	9,981	9.7%	965	5.43
Advance Auto	Nov. & Dec. 2011	6	42,000	7.8	5,122	8.9%	457	10.88
Walgreens	Dec. 2011	1	14,414	9.8	2,425	10.1%	245	17.00
Total Portfolio (5)		88	996,012	8.9	$136,872	7.8%	$10,690	$10.73
_______________________________________________

(1)
Remaining lease term as of December 31, 2011, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Original purchase price of properties contributed excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs and closing costs on property.

(3)	Annualized rental income on a straight-line basis divided by base purchase price.

(4)	Annualized rental income on a straight-line basis for the leases in place as of December 31, 2011, which includes the effect of tenant concessions such as free rent, as applicable.

(5)
Total portfolio excludes 2 vacant properties contributed in September 2011 which were classified as held for sale at December 31, 2011. The aggregate square footage and base purchase price of these vacant properties was 6,800 and $2.9 million, respectively.

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2012	$10,200
2013	10,400
2014	10,586
2015	10,717
2016	10,663
Thereafter	45,723
$98,289

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Tenant Concentration

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2011:

Tenant
Citizens Bank	62.9%
Home Depot	21.1%

The termination, delinquency or non-renewal of one or more leases by any of the above tenants may have a material effect on revenues. No other tenant represents more than 10% of the rental income for the period presented.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2011:

State
Michigan	23.4%
South Carolina	23.4%
Ohio	16.8%

Note 4 — Senior Secured Revolving Credit Facility

On September 7, 2011, the Company closed on a $150.0 million senior secured revolving credit facility. The OP is the borrower, and the Company and the OP’s subsidiaries are the guarantors under this facility. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letter of credits. The initial term of the credit agreement is 36 months.

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

As of December 31, 2011, there was $42.4 million outstanding on this facility which bore an interest rate of 3.17%. As of December 31, 2011, this facility was collateralized by 59 properties. Availability of additional borrowings under this facility are based upon the availability of sufficient collateral, among other factors. At December 31, 2011, based on the collateral available, there was $53.0 million of maximum borrowing capacity under this facility, with $10.6 million available and unused.

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2011, the Company was in compliance with the debt covenants under the senior secured revolving credit facility agreement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following as of December 31, 2011. The Company had no mortgage notes payable at December 31, 2010 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
December 31, 2011	28	$30,260	4.67%	4.32
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.80% to 5.32% at December 31, 2011.

(2)	Weighted average remaining years until maturity as of December 31, 2011.

The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2011 (amounts in thousands):

Year	Total
2012	$—
2013	88
2014	190
2015	13,752
2016	11,760
Thereafter	4,470
Total	$30,260

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2011, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 6 — Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated balance sheets are reported below. There were no financial instruments which require fair value disclosure as of December 31, 2010 (amounts in thousands):

	Carrying Amount at	Fair Value at
	December 31, 2011	December 31, 2011
Mortgage note payable	$30,260	$30,626
Senior secured revolving credit facility	$42,407	$42,407

The fair value of mortgage notes payable is estimated using a discounted cash flow analysis, based on the Manager's experience with similar types of borrowing arrangements. The interest rate of the senior secured revolving credit facility is determined by a variable market rate and the Company's leverage ratio, and has terms commensurate with the market; as such the outstanding balance on the facility approximates fair value.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 7 — Common Stock

On September 7, 2011, the Company’s IPO became effective. As of December 31, 2011, the Company had a total of 7.3 million shares of common stock outstanding, including unvested restricted shares, with total net proceeds from common stock issuances of $78.1 million, which includes the effect of recissions. At December 31, 2010, the Company had stock from its initial capitalization of 1,000 shares for proceeds of $10.00.

On September 7, 2011, the Company’s Board of Directors authorized and the Company declared an annual dividend rate of $0.875 per share or an annual dividend rate of 7.0% based on the initial common stock price of $12.50, payable in cash monthly, beginning in October 2011, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month.

On February 27 2012, the Company’s Board of Directors authorized and the Company declared an annual dividend rate of $0.880 per share. Accordingly, on March 15, 2012, the Company paid a distribution of $0.0733 per share to stockholders of record at the close of business on March 8, 2012.

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

Note 9 — Related Party Transactions and Arrangements

Common Stock Ownership

Certain affiliates of the Company have purchased shares of the Company's common stock. As of December 31, 2011, 31.3% of the shares of common stock outstanding on a fully diluted basis, including the Contributor's 310,000 OP Units that are convertible to common stock and the 167,400 restricted shares granted to the Manager, were purchased by or granted to affiliates of the Company. See Note 1 — Organization for more information on stock issued in the Formation Transactions.

The Company has issued restricted stock to the Manager and non-executive directors in conjunction with share-based compensation plans. See Note 11 — Share-Based Compensation.

Fees Paid in Connection with the Offering

The Company’s affiliated Dealer Manager received selling commissions of 6% of the gross offering proceeds from the sale of the Company’s common stock before reallowance of commissions earned by participating broker-dealers. The affiliated Dealer Manager re-allowed 100% of commissions earned to participating broker-dealers. In addition, the affiliated Dealer Manager received dealer manager fees of 2% of the gross offering proceeds before reallowance to participating broker-dealers. The affiliated Dealer Manager was permitted to re-allow all or a portion of its dealer manager fee to participating broker-dealers. Total commissions paid to the affiliated Dealer Manager for the year ended December 31, 2011 were $4.0 million.

There were no fees paid to the Dealer Manager during the period from December 2, 2010 (date of inception) to December 31, 2010.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

The Company will pay the Manager an annual base management fee equal to 0.50% of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Our Manager will waive such portion of its management fee in excess of such thresholds. The management fee is payable in cash.

The Company may be required to pay the Manager a quarterly incentive fee, calculated based on the Company's annualized earnings, weighted average number of shares and weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No such incentive fees have been paid to the Manager since inception.

The Company is required to reimburse the Sponsor for all out-of-pocket costs actually incurred by the Sponsor, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis following the end of each month. However, the Company will not reimburse the Sponsor for the salaries and other compensation of its personnel. Furthermore, under an administrative support agreement between the Company and the Sponsor, the Sponsor will pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which is one year after the closing of the Company's IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, is less than the amount of the distributions declared by the Company in respect of our OP units during such one year period. To the extent these amounts are paid by the Sponsor, they would not be subject to reimbursement by the Company.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Sponsor and the Manager which were forgiven in connection with the operations related services described above (amounts in thousands):

	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$400	$—
Financing coordination fees and related cost reimbursements	131	—
Other expense reimbursements	135	—
On-going fees:
Base asset management fees (1)	—	202
Incentive asset management fees	—	—
Total related party operation fees and reimbursements	$666	$202
_______________________________________________

(1)	These cash fees have been waived. The Company’s Board of Directors may elect, subject to the Manager’s approval to pay future asset management fees in the form of performance-based restricted shares.

There were no fees or reimbursements paid to the Manager during the period from December 2, 2010 (date of inception) to December 31, 2010.

Note 10 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Manager and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue in follow-on offerings, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Manager, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 11 — Share-Based Compensation

Equity Plan

The Company has adopted the American Realty Capital Properties, Inc. Equity Plan (the "Equity Plan"), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to the Manager, non-executive directors, officers and other employees and independent contractors, including employees or directors of the Manager and its affiliates who are providing services to the Company.

Under the Equity Plan, the Company's compensation committee is authorized to approve grants of equity-based awards to the Manager. Concurrently with the closing of the IPO, the Company granted to the Manager 167,400 restricted shares, which is equal to 3.0% of the number of shares of common stock sold through the IPO. This award of restricted shares will vest ratably on a quarterly basis over a three-year period beginning on October 1, 2011. The Manager is entitled to receive “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders, commencing on the first anniversary of the date of grant. The Manager will defer any distributions payable to it in connection with the restricted stock that it is granted under the Equity Plan until such time as the Company is covering the payment of distributions to the stockholders based on the criteria in the agreement, for the six immediately preceding months. In addition to the restricted stock that was granted to the Manager concurrently with the completion of the IPO, the Company may from time to time grant additional equity incentive awards to the Manager pursuant to the Equity Plan. The Manager may, in the future, allocate a portion of these awards or ownership or profits interests in it to officers or any other personnel of the Manager or other personnel of the Manager or its affiliates in order to provide incentive compensation to them. For the year ended December 31, 2011, compensation expense for restricted shares was $0.2 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) at any time under the Equity Plan for equity incentive awards other than the initial grant to the Manager. All such awards of shares will vest ratably on an annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.

Director Stock Plan

Concurrently with the closing of the IPO, the Company granted 3,000 restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director, pursuant to the Director Stock Plan (the "Director Stock Plan"). Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20% per annum, subject to the director’s continued service on the Board of Directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2011, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of December 31, 2011, there were 9,000 restricted shares issued to independent directors under the Director Stock Plan at a fair value of $12.50 per share. For the year ended December 31, 2011, compensation expense for the vesting of directors' shares was immaterial.

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the year ended December 31, 2011. The Company had no income or loss for the period from December 2, 2010 (date of inception) to December 31, 2010 (dollars in thousands, expect for per share data):

Year Ended December 31, 2011
Net loss from continuing operations attributable to stockholders	$(1,759)
Loss from discontinued operations attributable to stockholders	(816)
Net loss attributable to stockholders	$(2,575)

Weighted average common shares outstanding	2,045,320
Basic and diluted net loss per share from continuing operations attributable to stockholders	$(0.86)
Basic and diluted net loss per share attributable to stockholders	$(1.26)

As of December 31, 2011, the Company had 310,000 OP Units outstanding, which are convertible to common stock, and 176,400 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Note 13 — Discontinued Operations and Properties Held for Sale

The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of December 31, 2011, the Company held two vacant properties which are classified as held for sale on the accompanying balance sheet and are recorded at fair value less costs to sell the properties of $1.8 million. Operating loss for the two properties was $37,000, and impairment loss on the value of the two properties was $0.8 million for the year ended December 31, 2011. The Company paid no consideration for these two vacant properties in connection with the Formation Transactions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 14 — Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2011 and the period from December 2, 2010 (date of inception) to December 31, 2010 (in thousands, except share and per share amounts):

		Quarters Ended
	Period from December 2, 2010 (Date of Inception) to December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$—	$—	$—	$576	$2,599
Net loss from continuing operations attributable to stockholders	$—	$(16)	$—	$(626)	$(1,117)
Loss from discontinued operations attributable to stockholders	$—	$—	$—	$(8)	$(808)
Weighted average shares outstanding	1,000	1,000	1,000	1,515,710	6,596,908
Basic and diluted loss per share from continuing operations attributable to stockholders	$—	$(16.00)	$—	$(0.41)	$(0.17)
Basic and diluted loss per share attributable to stockholders	$—	$(16.00)	$—	$(0.42)	$(0.29)

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Note 15 — Pro Forma Consolidated Statement of Operations (Unaudited)

The following pro forma Consolidated Statement of Operations for the year ended December 31, 2011 is presented as if the assets and liabilities of ARC Income Properties, LLC and ARC Income Properties III, LLC had been contributed to the Company as of January 1, 2011. This financial statement should be read in conjunction with the Company’s historical financial statements and notes thereto. The pro forma Consolidated Statement of Operations is unaudited and is not necessarily indicative of what the actual results of operations would have been had these entities been contributed to the Company as of January 1, 2011, nor does it purport to present the future results of operations of the Company (in thousands, except share and per share amounts):

	American Realty Capital Properties, Inc.(1)	ARC Income Properties, LLC(2)	ARC Income Properties III, LLC(3)	Pro Forma Adjustments(4)		Pro Forma(4)
Revenues:
Rental income	$3,175	$4,650	$1,548	$—		$9,373
Total revenues	3,175	4,650	1,548			9,373

Operating expenses:
Management fee	—	—	—	300	(5)	300
Acquisition and transaction related	1,875	18		(1,893)	(6)	—
General and administrative	593	82	50	—	(7)	725
Depreciation and amortization	1,612	217	606			2,435
Total operating expenses	4,080	317	656			3,460

Operating income	(905)	4,333	892			5,913

Interest expense	(924)	(5,826)	(2,115)	6,082	(8)	(2,783)
Other income	1	—	—			1
Total other expense	(923)	(5,826)	(2,115)			(2,782)

Net income (loss)	(1,828)	(1,493)	(1,223)			3,131
Net income attributable to non-controlling interests from continuing operations	69	—	—	(243)	(9)	(174)
Net loss attributable to stockholders from continuing operations	(1,759)	(1,493)	(1,223)			2,957

Discontinued operations:
Loss from operations of held for sale properties	(37)	(90)	—			(127)
Loss on held for sale properties	(815)	—	—			(815)
Loss from discontinued operations	(852)	(90)	—			(942)
Loss from discontinued operations attributable to non-controlling interest	36	—	—			36
Loss from discontinued operations attributable to stockholders	(816)	(90)	—			(906)

Net income attributable to American Realty Capital Properties, Inc.	(2,575)	(1,583)	(1,223)			2,051

Per share data:
Weighted average shares outstanding						7,323,434
Earnings per share basic						$0.40
Weighted average shares fully diluted						7,809,834
Earning per share fully diluted						$0.38	(10)

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

(1)	Reflects the historical Statement of Operations of American Realty Capital Properties, Inc. for the period indicated.

(2)	Reflects the historical Statement of Operations of ARC Income Properties, LLC for the period indicated.

(3)	Reflects the historical Statement of Operations of ARC Income Properties III, LLC for the period indicated.

(4)	Adjustments and pro forma balances based on the 7.3 million shares of common stock outstanding at December 31, 2011.

(5)
Represents management fee of the maximum of 0.50% of unadjusted book value of assets that may be charged by affiliated Manager. The determination of payment of fees to the Manager will be made on a periodic basis based on available cash flow.

(6)
Represents the $1.9 million of one-time transaction costs incurred by the Company related to the transfer of ownership interests in the predecessor companies and transaction costs related to the purchase of property. These costs are mainly comprised of legal costs, settlement costs and professional fees.

(7)
Excludes estimated general and administrative costs primarily for legal fees, audit fees, board of directors fees, insurance, marketing and investor relations fees related to operation as a public company, which are expected to have an ongoing effect on the results of operations of the Company, to be approximately $0.5 million per year, on an ongoing basis.

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

Period from December 2, 2010 (Date of Inception) to December 31, 2011
Reversal of interest expense for long-term notes	$1,994
Reversal of interest expense for $82.6 million mortgage note	3,739
Reversal of deferred financing cost amortization on long-term notes and mortgage to be refinanced	1,677
Interest expense for $51.5 million draw on new senior secured credit facility	(1,086)
Deferred financing amortization for new $150.0 million senior secured credit facility	(242)
$6,082

(9)	Represents the necessary adjustment to reflect value of 310,000 OP Units issued to the owner of the predecessor companies.

(10)
Includes the effect of the conversion of 310,000 OP Units to common stock, the exercise of 167,400 unvested restricted shares of common stock issued to the Manager and 9,000 unvested restricted shares of common stock issued to non-executive directors at the closing of the IPO.

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Completion of Acquisitions of Assets

The following table presents certain information about the properties that the Company acquired from January 1, 2012 to March 1, 2012 (dollar amounts in thousands):

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – December 31, 2011 (2)	88	996,012	$136,872
Acquisitions	2	27,129	8,628
Total portfolio – March 1, 2012 (2)	90	1,023,141	$145,500
____________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

(2)
Total portfolio excludes 2 vacant properties contributed in September 2011 which were classified as held for sale at December 31, 2011. The aggregate square footage and base purchase price of these vacant properties was 6,800 and $2.9 million, respectively.

The acquisitions made subsequent to December 31, 2011 were made in the normal course of business and none were individually significant to the total portfolio.

Financings

In January 2012, the Company received proceeds of $7.2 million from advances on the senior secured revolving credit facility in order to finance 3 properties. As of March 1, 2012, there was $49.6 million outstanding on this facility.

In March 2012, RBS Citizens approved a request by the Company to add two one-year extensions to the senior secured revolving credit facility. Each extension will be subject to customary requirements, including written notice of intent, no defaults and payment of an extension fee.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(in thousands)

				Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011	Land	Buildings, Fixtures and Improvements	Adjustment to Basis		Accumulated Depreciation
Advance Auto	Caro	MI	(2)	$117	$665	$—	$782	$3
Advance Auto	Charlotte	MI	(2)	123	697	—	820	3
Advance Auto	Flint	MI	(1)	133	533	—	666	3
Advance Auto	Livonia	MI	(2)	210	629	—	839	3
Advance Auto	Sault Sainte Marie	MI	(2)	75	670	—	745	3
Advance Auto	Ypsilanti	MI	(1)	85	483	—	568	2
Citizens Bank	Higganum	CT	(3)	171	971	—	1,142	136
Citizens Bank	New London	CT	(1)	94	534	—	628	75
Citizens Bank	Smyrna	DE	(3)	183	1,036	—	1,219	126
Citizens Bank	Alsip	IL	(1)	226	1,280	—	1,506	179
Citizens Bank	Chicago	IL	(1)	267	1,511	—	1,778	211
Citizens Bank	Chicago	IL	(1)	191	1,082	—	1,273	151
Citizens Bank	Elmwood Park	IL	(1)	431	2,441	—	2,872	271
Citizens Bank	Evergreen Park	IL	(1)	167	944	—	1,111	132
Citizens Bank	Lyons	IL	(1)	214	1,212	—	1,426	170
Citizens Bank	Wilmington	IL	(1)	330	1,872	—	2,202	188
Citizens Bank	Clinton Township	MI	(1)	574	3,250	—	3,824	466
Citizens Bank	Dearborn	MI	(1)	434	2,461	—	2,895	247
Citizens Bank	Dearborn	MI	(1)	385	2,184	—	2,569	219
Citizens Bank	Detroit	MI	(1)	112	636	—	748	94
Citizens Bank	Detroit	MI	(1)	204	1,159	—	1,363	170
Citizens Bank	Grosse Pointe	MI	(1)	410	2,322	—	2,732	308
Citizens Bank	Harper Woods	MI	(1)	207	1,171	—	1,378	172
Citizens Bank	Highland Park	MI	(1)	150	848	—	998	125
Citizens Bank	Lathrup Village	MI	(1)	283	1,602	—	1,885	224
Citizens Bank	Livonia	MI	(1)	261	1,476	—	1,737	217
Citizens Bank	Richmond	MI	(1)	168	951	—	1,119	140
Citizens Bank	Southfield	MI	(1)	283	1,605	—	1,888	230
Citizens Bank	St. Clair Shores	MI	(1)	309	1,748	—	2,057	257
Citizens Bank	Utica	MI	(1)	376	2,133	—	2,509	283
Citizens Bank	Warren	MI	(1)	178	1,009	—	1,187	141
Citizens Bank	Pittsfield	NH	(1)	160	908	—	1,068	127
Citizens Bank	Rollinsford	NH	(1)	78	444	—	522	62
Citizens Bank	Albany	NY	(3)	232	1,315	—	1,547	132
Citizens Bank	Buffalo	NY	(3)	238	1,348	—	1,586	150
Citizens Bank	East Aurora	NY	(3)	162	919	—	1,081	102
Citizens Bank	Greene	NY	(3)	216	1,227	—	1,443	123
Citizens Bank	Johnstown	NY	(3)	163	923	—	1,086	93
Citizens Bank	Port Jervis	NY	(3)	143	811	—	954	99
Citizens Bank	Rochester	NY	(3)	166	943	—	1,109	105
Citizens Bank	Schenectady	NY	(3)	292	1,655	—	1,947	166
Citizens Bank	Vails Gate	NY	(3)	284	1,610	—	1,894	162
Citizens Bank	Whitesboro	NY	(3)	130	739	—	869	74
Citizens Bank	Alliance	OH	(1)	204	1,156	—	1,360	174
Citizens Bank	Boardman	OH	(1)	280	1,589	—	1,869	239

					Initial Costs			Gross Amount Carried at December 31, 2011
Property	City	State	Encumbrances at December 31, 2011		Land	Buildings, Fixtures and Improvements	Adjustment to Basis		Accumulated Depreciation
Citizens Bank	Broadview Heights	OH		(1)	201	1,140	—	1,341	139
Citizens Bank	Brunswick	OH		(1)	187	1,057	—	1,244	159
Citizens Bank	Cleveland	OH		(1)	240	1,357	—	1,597	204
Citizens Bank	Cleveland	OH		(1)	210	1,190	—	1,400	179
Citizens Bank	Cleveland	OH		(1)	182	1,031	—	1,213	155
Citizens Bank	Lakewood	OH		(1)	196	1,111	—	1,307	112
Citizens Bank	Louisville	OH		(1)	191	1,080	—	1,271	163
Citizens Bank	Massillon	OH		(1)	287	1,624	—	1,911	245
Citizens Bank	Massillon	OH		(1)	212	1,202	—	1,414	181
Citizens Bank	Mentor	OH		(1)	178	1,011	—	1,189	141
Citizens Bank	Northfield	OH		(1)	317	1,797	—	2,114	251
Citizens Bank	Rocky River	OH		(1)	283	1,602	—	1,885	161
Citizens Bank	Wadsworth	OH		(1)	158	893	—	1,051	134
Citizens Bank	Willoughby	OH		(1)	395	2,239	—	2,634	313
Citizens Bank	Ambridge	PA		(3)	215	1,217	—	1,432	122
Citizens Bank	Monesson	PA		(3)	198	1,123	—	1,321	113
Citizens Bank	Narberth	PA		(3)	420	2,381	—	2,801	239
Citizens Bank	Poultney	VT		(1)	150	847	—	997	103
Citizens Bank	St. Albans	VT		(1)	141	798	—	939	97
Citizens Bank	White River Junction	VT		(1)	183	1,039	—	1,222	127
Community Bank	Whitehall	NY		(3)	106	600	—	706	60
Dollar General	Bella Vista	AR		(1)	129	301	—	430	3
Dollar General	Carlisle	AR		(1)	13	244	—	257	2
Dollar General	Green Forest	AR		(1)	52	293	—	345	3
Dollar General	Jonesboro	IL		(1)	77	309	—	386	3
Dollar General	Appleton City	MO		(1)	22	124	—	146	1
Dollar General	Ash Grove	MO		(1)	35	315	—	350	3
Dollar General	Ashland	MO		(1)	70	398	—	468	4
Dollar General	Bernie	MO		(1)	35	313	—	348	3
Dollar General	Bloomfield	MO		(1)	23	209	—	232	2
Dollar General	Carterville	MO		(2)	10	192	—	202	2
Dollar General	Clarkton	MO		(1)	19	354	—	373	3
Dollar General	Diamond	MO		(1)	44	175	—	219	2
Dollar General	Ellsinore	MO		(2)	30	580	—	610	5
Dollar General	Hallsville	MO		(2)	29	263	—	292	3
Dollar General	Lawson	MO		(1)	29	162	—	191	2
Dollar General	Lilbourn	MO		(2)	62	554	—	616	5
Dollar General	Qulin	MO		(2)	30	573	—	603	5
Dollar General	Steele	MO		(2)	31	598	—	629	6
Dollar General	Strafford	MO		(2)	51	461	—	512	4
Dollar General	Commerce	OK		(1)	38	341	—	379	3
Home Depot	Columbia	SC	13,850		2,911	15,463	—	18,374	1,429
Walgreens	Myrtle Beach	SC	—		—	2,077	—	2,077	—
Encumbrances allocated based on notes below			58,817
Total			$72,667		$18,489	$107,340	$—	$125,829	$11,648

(1)	These properties collateralize a $150.0 million senior secured revolving credit facility of which $42.4 million was outstanding as of December 31, 2011.

(2)	These properties collateralize a $4.5 million mortgage note payable of which $4.5 million was outstanding as of December 31, 2011.

(3)	These properties collateralize an $11.9 million mortgage note payable of which $11.9 million was outstanding as of December 31, 2011.

Each location is a single tenant, freestanding property. Each of the properties has a depreciable life of 40 years. Acquired intangible lease assets in the amount of $11.0 million allocated to individual properties are not reflected in the table above. The accumulated depreciation column excludes $3.2 million of amortization associated with acquired intangible lease assets. The table above also excludes 2 vacant properties located in Worth, IL and Havertown, PA contributed in September 2011 which were classified as held for sale at December 31, 2011. The aggregate base purchase price of these vacant properties was $2.9 million.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2011 (amounts in thousands):

Year Ended December 31, 2011
Real estate investments, at cost:
Balance at beginning of year	$—
Additions- contributions, acquisitions and improvements	125,829
Balance at end of the year	$125,829
Accumulated depreciation:
Balance at beginning of year	$—
Accumulated depreciation of real estate investments contributed in Formation Transactions	10,183
Depreciation expense	1,465
Balance at end of the year	$11,648

There was no real estate activity for the period from December 2, 2010 (date of inception) to December 31, 2010.