Form 10-Q
period 2012-03-31
American Realty Capital Properties, Inc.
filed 2012-05-09
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of outstanding shares of the registrant’s common stock on April 30, 2012 was 7,323,434 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

FORM 10-Q
Quarter Ended March 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$20,000	$18,489
Buildings, fixtures and improvements	113,383	107,340
Acquired intangible lease assets	12,118	11,044
Total real estate investments, at cost	145,501	136,873
Less: accumulated depreciation and amortization	(16,348)	(14,841)
Total real estate investments, net	129,153	122,032
Cash and cash equivalents	768	3,148
Prepaid expenses and other assets	2,196	1,798
Deferred costs, net	2,780	2,785
Assets held for sale, net	1,495	1,818
Total assets	$136,392	$131,581

LIABILITIES AND EQUITY
Mortgage notes payable	$30,260	$30,260
Senior secured revolving credit facility	49,599	42,407
Accounts payable and accrued expenses	741	858
Deferred rent	603	724
Total liabilities	81,203	74,249

Common stock, $0.01 par value, 240,000,000 shares authorized, 7,323,434 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	73	73
Additional paid-in capital	57,719	57,582
Accumulated deficit	(6,223)	(4,025)
Total stockholders’ equity	51,569	53,630
Non-controlling interest	3,620	3,702
Total equity	55,189	57,332
Total liabilities and equity	$136,392	$131,581

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$2,902	$—
Operating expense reimbursements	42	—
Total revenues	2,944	—

Operating expenses:
Acquisition and transaction related	342	—
Property operating	119	—
General and administrative	418	16
Depreciation and amortization	1,519	—
Total operating expenses	2,398	16
Operating income (loss)	546	(16)
Other expenses:
Interest expense	(854)	—
Loss from continuing operations	(308)	(16)
Net income from continuing operations attributable to non-controlling interest	—	—
Net loss from continuing operations attributable to stockholders	(308)	(16)

Discontinued operations:
Loss from operations of held for sale properties	(13)	—
Loss on held for sale properties	(323)	—
Loss from discontinued operations	(336)	—
Loss from discontinued operations attributable to non-controlling interest	14	—
Loss from discontinued operations attributable to stockholders	(322)	—

Net loss	(644)	(16)
Net loss attributable to non-controlling interest	14	—
Net loss attributable to stockholders	$(630)	$(16)
Comprehensive loss	$(630)	$(16)

Basic and diluted net loss per share from continuing operations attributable to stockholders	$(0.04)	N/M
Basic and diluted net loss per share attributable to stockholders	$(0.09)	N/M

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2011	7,323,434	$73	$57,582	$(4,025)	$53,630	$3,702	$57,332
Share based compensation	—	—	137	—	137	—	137
Distributions declared	—	—	—	(1,568)	(1,568)	—	(1,568)
Distributions to non-controlling interest holder	—	—	—	—	—	(68)	(68)
Net loss	—	—	—	(630)	(630)	(14)	(644)
Balance, March 31, 2012	7,323,434	$73	$57,719	$(6,223)	$51,569	$3,620	$55,189

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(644)	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,289	—
Amortization of intangible lease assets	230	—
Amortization of deferred costs	151	—
Loss on held for sale properties	323	—
Share based compensation	137	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(409)	—
Accounts payable and accrued expenses	(50)	16
Deferred rent	(121)	—
Net cash provided by operating activities	906	—
Cash flows from investing activities:
Investments in real estate	(8,629)	—
Net cash used in investing activities	(8,629)	—
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	7,192	—
Payments of offering costs and fees related to stock issuances	(69)	—
Payments of deferred financing costs	(146)	—
Distributions to non-controlling interest holder	(68)	—
Distributions paid	(1,566)	—
Net cash provided by financing activities	5,343	—
Net change in cash and cash equivalents	(2,380)	—
Cash and cash equivalents, beginning of period	3,148	10
Cash and cash equivalents, end of period	$768	$10

Supplemental Disclosures:
Cash paid for interest	$535	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 1 — Organization

American Realty Capital Properties, Inc. (the “Company”), incorporated on December 2, 2010, is a Maryland corporation that qualifies as a real estate investment trust for U.S. federal income tax purposes. On September 6, 2011, the Company sold in an initial public offering (the "IPO") a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011.

On November 2, 2011, the Company sold in a follow-on offering an additional 1.5 million shares for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

The Company was formed to primarily own and acquire single-tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other creditworthy tenants. The Company considers properties that are net leased on a “medium-term basis” to mean properties originally leased long-term (ten years or longer) that currently have net leases with remaining lease terms of generally three to eight years, on average.

Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 95.9% of the interest in the OP. ARC Real Estate Partners, LLC (the "Contributor") is the sole limited partner and owner of 4.1% of the interest in the OP. After holding units of limited partner interests in the OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company, externally managed with no employees, has retained ARC Properties Advisors, LLC (the "Manager"), a wholly owned subsidiary of AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”), to manage its affairs on a day to day basis. These affiliated parties, as well as Realty Capital Securities, LLC ("RCS"), a broker dealer wholly owned by the Sponsor, have received compensation for services provided to the Company, and will continue to receive compensation for providing on-going investment oversight and management of the Company, as applicable, in accordance with the terms of the agreement entered into by and between the Company and respective affiliated entity.

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2012.

The Company's significant accounting policies are described in Note 2 to the financial statements as of December 31, 2011 and the year then ended, which are included in the Form 10-K filed with the SEC on March 19, 2012. There have been no significant changes to these policies during the three months ended March 31, 2012, other than the updates described below.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations as the guidance relates only to disclosure requirements.

In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual reporting periods ended after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

Note 3 — Real Estate Investments

The following table presents the allocation of real estate investment assets acquired by the Company during the three months ended March 31, 2012 (amounts in thousands):

Real estate investments, at cost:
Land	$1,511
Buildings, fixtures and improvements	6,044
Total tangible assets	7,555
Acquired intangibles:
In-place leases	1,074
Purchase price of acquired real estate investments	$8,629
Number of properties acquired	2

The Company owns and operates commercial properties. As of March 31, 2012, the Company owned 92 properties, two of which are vacant and classified as held for sale at March 31, 2012. The Contributor, an affiliate of the Sponsor, contributed 63 properties (the "Contributed Properties") in September 2011 in conjunction with the completion of the IPO at amortized cost.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

The Company’s portfolio of real estate investment properties (excluding two vacant properties), which were all 100% leased, is comprised of the following 90 properties as of March 31, 2012 (dollar amounts in thousands):

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
Home Depot	Sep. 2011	1	465,600	17.7	$23,398	9.7%	$2,258	$4.85
Citizens Bank	Sep. 2011	59	291,920	5.9	95,241	7.1%	6,729	23.05
Community Bank	Sep. 2011	1	4,410	4.3	705	5.1%	36	8.16
Dollar General	Nov. 2011	20	177,668	7.4	9,981	9.7%	965	5.43
Advance Auto	Nov. & Dec. 2011	6	42,000	7.6	5,122	8.9%	457	10.88
Walgreens	Dec. 2011	1	14,414	9.5	2,425	10.1%	245	17.00
GSA (5)	Jan. 2012	1	12,009	6.9	4,850	8.7%	421	35.06
Walgreens	Jan. 2012	1	15,120	6.8	3,779	9.2%	346	22.88
Total Portfolio (6)		90	1,023,141	8.6	$145,501	7.9%	$11,457	$11.20
_______________________________________________

(1)
Remaining lease term as of March 31, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)
Original purchase price of the Contributed Properties and contract purchase price of all other properties, in each case excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and various other closing costs incurred in connection with acquiring investment properties.

(3)	Annualized rental income on a straight-line basis or annualized net operating income ("NOI") divided by base purchase price.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, amount is rental income on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Lease on property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of March 31, 2012, which includes the effect of tenant concessions such as free rent plus operating expense reimbursement revenue less property operating expenses. Buildings, fixtures and improvements have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third-party specialist.

(6)	Total portfolio excludes two vacant properties contributed in September 2011, which are classified as held for sale.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
April 1, 2012 - December 31, 2012	$11,047
2013	11,276
2014	11,462
2015	11,593
2016	11,539
Thereafter	54,091
$111,008

Tenant Concentration

The following table lists the tenants whose annualized rental income/NOI on a straight-line basis represented greater than 10% of consolidated annualized rental income/NOI on a straight-line basis as of March 31, 2012:

Tenant	Annualized Rental Income
Citizens Bank	58.9%
Home Depot	19.8%

The termination, delinquency or non-renewal of one or more leases by either of the above tenants may have a material effect on revenues. No other tenant represents more than 10% of the rental income/NOI for the period presented.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income/NOI on a straight-line basis represented greater than 10% of consolidated annualized rental income/NOI on a straight-line basis as of March 31, 2012:

State	Annualized Rental Income
Michigan	24.9%
South Carolina	21.9%
Ohio	15.8%
New York	12.7%

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Any loan made under the credit facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on the Company's loan to value ratio as specified in the agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The credit facility requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are 50% or less of the total facility amount.

As of March 31, 2012, there was $49.6 million outstanding on this facility which bore an interest rate of 3.14%. As of March 31, 2012, this facility was collateralized by 62 properties. Additional borrowings may become available under this facility based upon the availability of additional collateral, among other factors.

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2012, the Company was in compliance with the debt covenants under the senior secured revolving credit facility agreement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following as of March 31, 2012 and December 31, 2011 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
March 31, 2012	28	$30,260	4.67%	4.07
December 31, 2011	28	$30,260	4.67%	4.32
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.75% to 4.89% at March 31, 2012 and December 31, 2011, respectively.

(2)	Weighted average remaining years until maturity as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2012 (amounts in thousands):

Year	Total
April 1, 2012 - December 31, 2012	$—
2013	88
2014	190
2015	13,752
2016	11,760
Thereafter	4,470
Total	$30,260

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of March 31, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 6 — Fair Value of Financial Instruments

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated balance sheets are reported below. There were no financial instruments which require fair value disclosure as of March 31, 2011 (amounts in thousands):

		Carrying Amount at	Fair Value at
	Level	March 31, 2012	March 31, 2012
Mortgage notes payable	3	$30,260	$30,536
Senior secured revolving credit facility	3	$49,599	$49,599

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 7 — Common Stock

On September 7, 2011, the Company closed the IPO. On November 2, 2011, the Company sold additional shares in a follow-on offering. In addition, on November 7, 2011, the underwriters exercised their option to purchase shares. As of March 31, 2012 and December 31, 2011, the Company had a total of 7.3 million shares of common stock outstanding, including unvested restricted shares, with total net proceeds from common stock issuances of $78.1 million, which includes the effect of rescissions.

On September 7, 2011, the Company’s Board of Directors authorized and the Company declared an annual dividend rate of $0.875 per share or an annual dividend rate of 7.0% based on the common stock price in the IPO of $12.50, payable in cash monthly, beginning in October 2011, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month.

On February 27, 2012, the Company’s Board of Directors authorized and the Company declared an annual dividend rate of $0.880 per share. Accordingly, on March 15, 2012, the Company paid a distribution of $0.0733 per share to stockholders of record at the close of business on March 8, 2012.

On March 16, 2012, the Company’s Board of Directors authorized and the Company declared an increase to the Company’s annual dividend rate. The Company will increase its annual distribution by $0.005, from $0.880 to $0.885 per annum. The new annual distribution rate will accrue commencing on May 9, 2012. The Company will continue to pay its distributions on the 15th day of each month to stockholders of record at the close of business on the 8th day of such month.

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

Note 9 — Related Party Transactions and Arrangements

Common Stock Ownership

Certain affiliates of the Company have purchased shares of the Company's common stock. As of March 31, 2012 and December 31, 2011, 31.3% of the shares of common stock outstanding on a fully diluted basis, including the Contributor's 310,000 OP Units that are convertible to common stock and the 167,400 restricted shares granted to the Manager, were purchased by or granted to affiliates of the Company.

The Company has issued restricted stock to the Manager and non-executive directors in conjunction with a share-based compensation plan. See Note 11 — Share-Based Compensation.

Fees Paid in Connection with the Offering

RCS received selling commissions of 6% of the gross offering proceeds from the sale of the Company’s common stock before reallowance of commissions earned by participating broker-dealers. RCS re-allowed 100% of commissions earned to participating broker-dealers. In addition, RCS received dealer manager fees of 2% of the gross offering proceeds before reallowance to participating broker-dealers. RCS was permitted to re-allow all or a portion of its dealer manager fee to participating broker-dealers. There were no commissions paid to RCS for the three months ended March 31, 2012.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Fees Paid in Connection With the Operations of the Company

The Company will pay the Sponsor an acquisition fee equal to 1.0% of the contract purchase price (including assumed indebtedness) of each property the Company acquires which is originated by the Sponsor. The acquisition fee is payable in cash at the closing of each acquisition.

The Company will pay the Sponsor a financing fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company obtains and uses for the acquisition of properties that is arranged by the Sponsor. The financing coordination fee is payable in cash at the closing of each financing.

The Company will pay the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Our Manager will waive such portion of its management fee in excess of such thresholds. The management fee is payable in cash. No such management fees have been paid to the Manager since inception.

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

The Company is required to reimburse the Sponsor for all out-of-pocket costs actually incurred by the Sponsor, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis following the end of each month. However, the Company will not reimburse the Sponsor for the salaries and other compensation of its personnel. Furthermore, under an administrative support agreement between the Company and the Sponsor, the Sponsor will pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which is one year after the closing of the IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, is less than the amount of the distributions declared by the Company in respect of our OP units during such one year period. To the extent these amounts are paid by the Sponsor, they would not be subject to reimbursement by the Company.

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Sponsor and the Manager which were forgiven in connections with the operations related services described above (amounts in thousands):

	Three Months Ended
	March 31, 2012
	Paid	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$144	$—
Financing fees and related cost reimbursements	49	—
Other expense reimbursements	15	—
On-going fees:
Base management fees	—	182
Incentive fees	—	—
Total operational fees and reimbursements	$208	$182

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Under the Equity Plan, the Company's compensation committee is authorized to approve grants of equity-based awards to the Manager. Concurrently with the closing of the IPO, the Company granted to the Manager 167,400 restricted shares, which is equal to 3.0% of the number of shares of common stock sold through the IPO. This award of restricted shares will vest ratably on a quarterly basis over a three-year period beginning on October 1, 2011. The Manager is entitled to receive “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders, commencing on the first anniversary of the date of grant. The Manager will defer any distributions payable to it in connection with the restricted stock that it is granted under the Equity Plan until such time as the Company is covering the payment of distributions to the stockholders based on the criteria in the agreement, for the six immediately preceding months. In addition to the restricted stock that was granted to the Manager concurrently with the completion of the IPO, the Company may from time to time grant additional equity incentive awards to the Manager pursuant to the Equity Plan. The Manager may, in the future, allocate a portion of these awards or ownership or profits interests in it to officers or any other personnel of the Manager or other personnel of the Manager or its affiliates in order to provide incentive compensation to them. For the three months ended March 31, 2012, compensation expense for restricted shares was $0.1 million.

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

Director Stock Plan

Concurrently with the closing of the IPO, the Company granted 3,000 restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director, pursuant to the Director Stock Plan (the "Director Stock Plan"). Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20% per annum, subject to the director’s continued service on the Board of Directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At March 31, 2012, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of March 31, 2012, there were 9,000 restricted shares issued to independent directors under the Director Stock Plan. Fair value is at current stock price. For the three months ended March 31, 2012, compensation expense for the vesting of directors' shares was immaterial.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Note 12 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2012 and 2011 (dollars in thousands, expect for per share data):

	Three Months Ended March 31,
	2012	2011
Net loss from continuing operations attributable to stockholders	$(308)	$(16)
Loss from discontinued operations attributable to stockholders	(322)	—
Net loss attributable to stockholders	$(630)	$(16)

Weighted average common shares outstanding	7,174,934	1,000
Basic and diluted net loss per share from continuing operations attributable to stockholders	$(0.04)	N/M
Basic and diluted net loss per share from discontinued operations attributable to stockholders	$(0.05)	N/M
Basic and diluted net loss per share attributable to stockholders	$(0.09)	N/M

As of March 31, 2012, the Company had 310,000 OP Units outstanding, which are convertible to an equal number of shares of the Company's common stock, and 148,500 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Note 13 — Discontinued Operations and Properties Held for Sale

The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of March 31, 2012 and December 31, 2011, the Company held two vacant properties which are classified as held for sale on the accompanying balance sheets and at March 31, 2012, are recorded at fair value less costs to sell the properties of $1.5 million. The operating loss for the two properties was $13,000, and an impairment loss on the value of the two properties was $0.3 million, for the three months ended March 31, 2012.

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

The Company has entered into a purchase and sale agreement to acquire the fee simple interests in six built-to-suit FedEx Freight distribution facilities located in five states (Illinois (two properties), Indiana, Ohio, Pennsylvania and Kentucky) for an aggregate purchase price of approximately $12.2 million, exclusive of closing costs. The properties comprise 92,935 square feet and are net leased for annualized rental income of $1.1 million. In addition, the Company executed a purchase and sale agreement to acquire a fee simple interest in a John Deere distribution facility located in Davenport, Iowa for a purchase price of approximately $26.1 million, exclusive of closing costs.The property is 552,960 square feet and is net leased for annualized rental income of $2.3 million. The Company anticipates that the aggregate contract purchase price of these acquisitions, $38.3 million excluding closing costs, will be funded from gross proceeds of approximately $6.0 million from the issuance of Preferred Shares (as described in further detail below) as well as approximately $6.4 million from the issuance of OP Units (as described in further detail below) of the Company’s operating partnership. In addition, a portion of the aggregate purchase price of these acquisitions will be funded from proceeds from the Company’s senior secured revolving credit facility and available cash on-hand.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Private Placement of Preferred Stock

On May 3, 2012, the Company’s board of directors approved the Company’s entry into a securities purchase agreement (the “Securities Purchase Agreement”) with an unaffiliated third party that is an “accredited investor,” as that term is defined in Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”) (the “Purchaser”), pursuant to which the Company will agree to sell to the Purchaser, and the Purchaser will agree to purchase from the Company, shares of a new series of the Company’s convertible preferred stock designated Series A Convertible Preferred Stock (the “Preferred Shares”), for an aggregate purchase price of $6.0 million. After deducting for fees and expenses, the aggregate net proceeds from the sale of the Preferred Shares is expected to be approximately $5.8 million. The offering is expected to close on or about May 10, 2012, subject to satisfaction of certain customary closing conditions. Although the Company believes that the transaction is probable, there can be no assurance that the transaction will be consummated.

Pursuant to the Articles Supplementary to create the Preferred Shares (the “Articles Supplementary”), at the option of the Purchaser, the Preferred Shares may be converted into shares of the Company’s common stock at a conversion price equal to the market value of the common stock, subject to the terms set forth in the Articles Supplementary, beginning one year after the date of issuance. In addition, the holders of the Preferred Shares will be entitled to receive dividends when, as and if authorized and declared by the Company’s board of directors out of funds legally available for that purpose, at the rate per annum equal to seven percent (7%) payable monthly. The Preferred Shares will be redeemable by the Company at any time. The Company, at its option, may redeem the Preferred Shares, in whole or in part, at $11 per share, subject to the provisions described in the Articles Supplementary.

The Preferred Shares will rank senior to any and all other classes or series of the Company’s capital stock. The Preferred Shares will not be transferable without the prior consent of the Company. The Preferred Shares have anti-dilution protection and are subject to other adjustments, as further described in the Articles Supplementary.

Issuance of OP Units

On May 4, 2012, the Company’s operating partnership, ARC Properties Operating Partnership, L.P. (the “Operating Partnership”) entered into a purchase and sale agreement with Setzer Properties, LLC (the “Seller”), pursuant to which the Company will issue approximately 580,000 operating partnership units (the “OP Units”) as partial consideration for the acquisition of the fee simple interest in the six built-to-suit FedEx Freight distribution facilities.

As a result, the Seller will be admitted as a limited partner of the Operating Partnership. Pursuant to the partnership agreement, the Seller will receive redemption rights as a limited partner, which will enable the Seller to cause the Operating Partnership to redeem its OP Units in exchange for cash or, at the option of the Operating Partnership, shares of the Company’s common stock on a one-for-one basis. The cash redemption amount per OP Unit will be based on the market price of the Company’s common stock at the time of redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” "estimates," "could" or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.

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

Overview

We were incorporated on December 2, 2010, as a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. On September 6, 2011, we sold in an initial public offering (the "IPO") a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market ("NASDAQ") under the symbol “ARCP” on September 7, 2011.

On November 2, 2011, we sold in a follow-on offering 1.5 million shares for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011 for net proceeds of $0.7 million.

We were formed to primarily own and acquire single-tenant, freestanding commercial real estate that is net leased on a medium-term basis, primarily to investment grade credit rated and other creditworthy tenants. We consider properties that are net leased on a “medium-term basis” to mean properties originally leased long-term (ten years or longer) that currently have net leases with remaining lease terms of generally three to eight years, on average.

Substantially all of our business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 95.9% of the interest in the OP. ARC Real Estate Partners, LLC ("the Contributor") is the sole limited partner and owner of 4.1% of the interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our affiliates, ARC Properties Advisors, LLC (the "Manager") and AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the "Sponsor"). The Sponsor provides certain acquisition and debt capital services to us. These related parties, including the Manager, the Sponsor and the Sponsor's wholly owned broker-dealer, Realty Capital Securities, LLC ("RCS"), have received compensation and fees for services provided to us, and will continue to receive compensation and fees and for investing, financing and management services provided to us.

As of March 31, 2012, we owned 92 properties, including two vacant properties classified as held for sale, with 1.0 million square feet, 99.3% leased with a weighted average remaining lease term of 8.6 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of March 31, 2012, rental revenues derived from investment grade tenants as rated by a major rating agency approximated 91.0%. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) medium-term lease arrangements. As of May 1, 2012, the percentage of rental revenues derived from investment grade tenants increased to 100% as a result of a major rating agency's upgrade of one of our tenants.

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

Results of Operations

We commenced operations in September 2011 in conjunction with the closing of our IPO. Prior to that date, we did not hold any real estate properties, have any sources of income or any expenses, and the only activity of the Company was limited to organizational activities.

Three Months Ended March 31, 2012

As of March 31, 2012, we owned 90 properties with an aggregate original base purchase price of $145.5 million and two additional vacant properties that were classified as held for sale. In total, the properties comprised 1.0 million square feet which were 99.3% leased. The annualized rental income per square foot of the properties at March 31, 2012 was $11.20 with a weighted average remaining lease term of 8.6 years. As of March 31, 2011, we did not own any properties, we were in the developmental state of operations and we had $16,000 of expenses for the period from January 1, 2011 to March 31, 2011 related to organizational costs.

Rental Income

Rental income for the three months ended March 31, 2012 was approximately $2.9 million. Rental income was driven by our acquisitions to date as of March 31, 2012.

Operating Expense Reimbursements

Operating expense reimbursements for the three months ended March 31, 2012 were $42,000. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from a tenant per their respective modified gross lease agreement.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended March 31, 2012 were $0.3 million. Acquisition and transaction related costs mainly consist of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

Property Expenses

Property expenses for the three months ended March 31, 2012 were $0.1 million and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses incurred under a modified gross lease agreement.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 of $0.4 million primarily included board member compensation, insurance expense and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2012 was $1.5 million. The properties acquired were placed into service upon contribution or acquisition and are being depreciated for the period held.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $0.9 million, primarily related to outstanding mortgage notes payable of $30.3 million and a senior secured revolving credit facility with $49.6 million outstanding at March 31, 2012.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Discontinued Operations

In November 2011, we decided to pursue a strategy to sell two vacant properties. As such, the properties are classified as held for sale on the balance sheet and the results of operations of these two entities are reported in discontinued operations on the statements of operations. Property expenses for the three months ended March 31, 2012 were $13,000 and were primarily utilities, landscaping, real estate taxes and other costs to maintain the properties. Impairments on held for sale properties for the three months ended March 31, 2012 were $0.3 million. Impairments on held for sale properties are the difference between the carrying value of the property as of December 31, 2011 and estimated proceeds from the sale of the properties less estimated selling costs.

 Cash Flows for the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, net cash provided by operating activities was $0.9 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2012 was mainly due to net loss adjusted for non-cash items of $1.5 million, a decrease in deferred rent of $0.1 million and a decrease in accounts payable and accrued expenses of $0.1 million, partially offset by an increase in prepaid and other assets of $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2012 was $8.6 million related to properties acquired during the quarter.

Net cash provided by financing activities of $5.3 million during the three months ended March 31, 2012 related to $7.2 million of proceeds from our senior secured revolving credit facility. These inflows were partially offset by distributions to common stockholders of $1.6 million, distributions to noncontrolling interest holders of $0.1 million and payments related to financing costs of $0.1 million.

Liquidity and Capital Resources

In September 2011, we sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million in connection with our IPO. The shares began trading on NASDAQ under the symbol “ARCP” on September 7, 2011. We obtained our first 63 properties from the Contributor and commenced real estate operations in September 2011. As of March 31, 2012, we owned 90 properties with an aggregate original base purchase price of $145.5 million and two additional vacant properties that were classified as held for sale.

Our follow-on offering closed on November 2, 2011 and we sold 1.5 million shares of common stock for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares of common stock, which closed on November 7, 2011 for net proceeds of $0.7 million.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, dividends to our investors, and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future. The majority of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from public and private offerings, proceeds from the sale of properties and undistributed funds from operations.

Acquisitions

Generally, cash needs for property acquisitions will be met through proceeds from the sale of common stock through follow-on offerings and financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

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

Funds from Operations and Adjusted Funds from Operations

 Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States of America ("GAAP").

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

We consider FFO and FFO, as adjusted to exclude acquisition-related fees and expenses, or AFFO, useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. FFO and AFFO do not represent cash flows from operations as defined by GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as alternatives to net income, as determined in accordance with GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three months ended March 31, 2012 (in thousands). We had no significant property income or expenses in prior periods; therefore, we do not present FFO or AFFO for prior periods. Amounts are presented net of any non-controlling interest effect where applicable.

Three Months Ended
March 31, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(630)
Impairment on held for sale properties	323
Depreciation and amortization	1,456
FFO	1,149
Acquisition and transaction related expenses	328
Amortization of deferred financing costs	140
Straight-line rent	(171)
Non-cash equity compensation expense	137
AFFO	$1,583

Dividends

The amount of dividends payable to our stockholders is determined by our Board of Directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

We, our Board of Directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees waived during the three months ended March 31, 2012 were $0.2 million; there were no incentive fees for the three months ended March 31, 2012. The fees that were waived relating to the activity during 2012 are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been paid to our Manager was available to pay dividends to our stockholders. See Note 9 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.

The management agreement with our Manager provides for payment of the asset management fee only if the full amount of the dividends declared by us for the six immediately preceding months is equal to or greater than the amount of our AFFO. Our Manager will waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would increase our AFFO so that it equals the dividends declared by us for the prior six months. For purposes of this determination, AFFO is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. Our Manager will determine if such fees will be partially or fully waived in subsequent periods on a quarter-to-quarter basis.

In addition, pursuant to our administrative support agreement with our Sponsor, our Sponsor has agreed to pay or reimburse us for certain of our general and administrative costs to the extent that the amount of our dividends declared until September 6, 2011 which is one year following the closing of our IPO offering exceed the amount of our AFFO in order that such dividends to not exceed the amount of our AFFO, computed without regard to such general and administrative costs paid for, or reimbursed, by our Sponsor.

As our real estate portfolio matures, we expect cash flows from operations to continue to cover our dividends. As the cash flows from operations become more significant, our Manager may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with the agreements with our Manager. There can be no assurance that our Manager will continue to waive earned asset management or incentive fees in the future.

The following table shows the sources for the payment of dividends to common stockholders for the three months ended March 31, 2012 (dollars in thousands):

	Dividends	Percentage of Dividends
Dividends paid in cash	$1,566
Source of dividends:
Cash flows provided by operations (1)	906	57.9%
Proceeds from financings	660	42.1%
Total sources of dividends	$1,566	100.0%
Net loss attributable to stockholders (in accordance with GAAP)	$(630)

(1)	Dividends paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three months ended March 31, 2012.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2012, we were in compliance with the debt covenants under our loan agreements.

As of March 31, 2012, we had non-recourse mortgage indebtedness secured by real estate of $30.3 million. Our mortgage indebtedness bore interest at weighted average rate of 4.67% per annum and had a weighted average maturity of 4.07 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

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

As of March 31, 2012, there was $49.6 million outstanding on this facility which bore an interest rate of 3.14%. As of March 31, 2012, this facility was collateralized by 62 properties. Additional borrowings may become available under this facility based upon the availability of additional collateral, among other factors.

As of March 31, 2012, we had aggregate indebtedness secured by real estate of $79.9 million, which was collateralized by 90 properties. At March 31, 2012, our corporate leverage ratio (total mortgage notes payable plus outstanding advances under our senior secured revolving credit facility less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 54.4%.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

	Total	Remainder of 2012	2013 – 2014	2015 – 2016	Thereafter
Principal payments due on mortgage notes payable	$30,260	$—	$278	$25,512	$4,470
Interest payments due on mortgage notes payable	5,929	1,417	2,815	1,697
Principal payments due on senior secured revolving credit facility	49,599	—	49,599	—	—
Interest payments due on senior secured revolving credit facility	4,153	1,557	2,596	—	—
Total	$89,941	$2,974	$55,288	$27,209	$4,470

Election as a REIT

We are qualified as a REIT under Sections 856 through 860 of the Code. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. Our charter, subject to certain exceptions, limits ownership to no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Consistent with our charter, our Board of Directors has increased such ownership limits as they apply to our Sponsor and its affiliates to no more than 28.0%, and has further limited the ownership limits as they apply to everyone else to no more than 5.25%, in value of the aggregate of our outstanding shares of stock and in value or in number of shares, whichever is more restrictive, of any class or series of our shares of stock.

We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2012.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay certain fees or reimbursements to our Sponsor, our Manager or their affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Note 9 — Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of March 31, 2012, our debt included fixed-rate debt with a carrying value of $30.3 million and a fair value of $30.5 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.5 million.

As of March 31, 2012, our debt included variable-rate debt with a carrying value of $49.6 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.5 million annually.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Annual Report to Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By: /s/ NICHOLAS S. SCHORSCH Nicholas S. Schorsch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ BRIAN S. BLOCK Brian S. Block Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2012

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.