Form 10-Q
period 2012-06-30
American Realty Capital Properties, Inc.
filed 2012-08-01
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of outstanding shares of the registrant’s common stock on July 31, 2012 was 11,163,617 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

FORM 10-Q
June 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$25,831	$18,489
Buildings, fixtures and improvements	163,897	107,340
Acquired intangible lease assets	20,295	11,044
Total real estate investments, at cost	210,023	136,873
Less: accumulated depreciation and amortization	(18,092)	(14,841)
Total real estate investments, net	191,931	122,032
Cash and cash equivalents	2,107	3,148
Prepaid expenses and other assets	2,501	1,798
Deferred costs, net	3,215	2,785
Assets held for sale	1,412	1,818
Total assets	$201,166	$131,581

LIABILITIES AND EQUITY
Mortgage notes payable	$30,260	$30,260
Senior secured revolving credit facility	74,893	42,407
Accounts payable and accrued expenses	1,656	858
Deferred rent	695	724
Total liabilities	107,504	74,249

Series A Convertible Preferred Stock, $0.01 par value, 545,454 and 0 shares (liquidation preference $11.00 per share) authorized, issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 10,676,117 and 7,323,434 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	107	73
Additional paid-in capital	93,703	57,582
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(9,915)	(4,025)
Total stockholders’ equity	83,887	53,630
Non-controlling interests	9,775	3,702
Total equity	93,662	57,332
Total liabilities and equity	$201,166	$131,581

The accompanying notes are an integral part of these statements.
AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$3,304	$—	$6,206	$—
Operating expense reimbursements	44	—	86	—
Total revenues	3,348	—	6,292	—

Operating expenses:
Acquisition and transaction related	2,136	—	2,478	—
Property operating	121	—	240	—
General and administrative	495	—	913	16
Depreciation and amortization	1,755	—	3,274	—
Total operating expenses	4,507	—	6,905	16
Operating loss	(1,159)	—	(613)	(16)
Other expenses:
Interest expense	(883)	—	(1,737)	—
Loss from continuing operations	(2,042)	—	(2,350)	(16)
Net loss from continuing operations attributable to non-controlling interests	79	—	79	—
Net loss from continuing operations attributable to stockholders	(1,963)	—	(2,271)	(16)

Discontinued operations:
Loss from operations of held for sale properties	(2)	—	(15)	—
Loss on held for sale properties	(82)	—	(405)	—
Loss from discontinued operations	(84)	—	(420)	—
Loss from discontinued operations attributable to non-controlling interests	7	—	21	—
Loss from discontinued operations attributable to stockholders	(77)	—	(399)	—

Net loss	(2,126)	—	(2,770)	(16)
Net loss attributable to non-controlling interests	86	—	100	—
Net loss attributable to stockholders	$(2,040)	$—	$(2,670)	$(16)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(13)	—	(13)	—
Comprehensive loss	$(2,053)	$—	$(2,683)	$(16)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.27)	NM	$(0.32)	NM
Basic and diluted net loss per share attributable to common stockholders	$(0.28)	NM	$(0.37)	NM
___________________________
NM — Not Meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2011	—	$—	7,323,434	$73	$57,582	$—	$(4,025)	$53,630	$3,702	$57,332
Issuance of preferred stock	545,454	5	—	—	5,995	—	—	6,000	—	6,000
Issuance of common stock	—	—	3,250,000	33	30,295	—	—	30,328	—	30,328
Offering costs	—	—	—	—	(488)	—	—	(488)	—	(488)
Share-based compensation	—	—	102,683	1	319	—	—	320	—	320
Distributions declared	—	—	—	—	—	—	(3,220)	(3,220)	—	(3,220)
Contribution from non-controlling interest holder	—	—	—	—	—	—	—	—	6,352	6,352
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(179)	(179)
Accumulated other comprehensive loss	—	—	—	—	—	(13)	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(2,670)	(2,670)	(100)	(2,770)
Balance, June 30, 2012	545,454	$5	10,676,117	$107	$93,703	$(13)	$(9,915)	$83,887	$9,775	$93,662

The accompanying notes are an integral part of this statement.
AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,770)	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,745	—
Amortization of intangible lease assets	529	—
Amortization of deferred costs	317	—
Loss on held for sale properties	405	—
Share-based compensation	320	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(726)	—
Accounts payable and accrued expenses	370	16
Deferred rent	(29)	—
Net cash provided by operating activities	1,161	—
Cash flows from investing activities:
Investments in real estate	(66,798)	—
Net cash used in investing activities	(66,798)	—
Cash flows from financing activities:
Proceeds from senior secured revolving credit facility	32,593	—
Payments on senior secured revolving credit facility	(107)	—
Proceeds from issuances of preferred shares	6,000	—
Proceeds from issuances of common stock	30,328	—
Payments of offering costs and fees related to stock issuances	(63)	(170)
Payments of deferred financing costs	(747)	(105)
Advance from affiliate bridge loan	796	—
Payment of affiliate bridge loan	(796)	—
Proceeds from affiliates	—	275
Premium payment on interest rate cap	(13)	—
Distributions to non-controlling interest holders	(179)	—
Distributions paid	(3,216)	—
Net cash provided by financing activities	64,596	—
Net change in cash and cash equivalents	(1,041)	—
Cash and cash equivalents, beginning of period	3,148	10
Cash and cash equivalents, end of period	$2,107	$10

Supplemental Disclosures:
Cash paid for interest	$1,290	$—
Cash paid for income taxes	36	—

Non-cash investing and financing activities:
OP units issued to acquire real estate investments	6,352	—
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1 — Organization

American Realty Capital Properties, Inc. (the “Company”), incorporated on December 2, 2010, as a Maryland corporation has elected to qualify as a real estate investment trust for U.S. federal income tax purposes for the year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”) and sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011.

On November 2, 2011, the Company sold in an underwritten follow-on offering an additional 1.5 million shares of common stock for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters of the follow-on offering exercised their option to purchase an additional 0.1 million shares of common stock, which closed on November 7, 2011, for net proceeds of $0.7 million.

On June 18, 2012, the Company sold in an underwritten follow-on offering a total of 3.25 million shares of common stock for net proceeds of $30.0 million. In July 2012, the underwriters exercised their over-allotment option. See Note 16 — Subsequent Events.

The Company was formed to acquire and own single-tenant, freestanding commercial real estate primarily subject to medium-term net leases with high credit quality tenants. The Company considers properties that are net leased on a “medium-term basis” to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average.

Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 92.3% of the interest in the OP. ARC Real Estate Partners, LLC (the “Contributor”) and an unaffiliated investor are limited partners and owners of 2.7% and 5.0%, respectively, of the interest in the OP. After holding units of limited partner interests in the OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company, which is externally managed with no employees, has retained ARC Properties Advisors, LLC (the "Manager"), a wholly owned subsidiary of AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”), to manage its affairs on a day to day basis. These affiliated parties, including the Manager, the Sponsor and the Sponsor's wholly owned broker-dealer, Realty Capital Securities, LLC ("RCS"), have received compensation and fees for services provided to the Company, and will continue to receive compensation and fees for providing on-going investment oversight, financing and management services to the Company, as applicable, in accordance with the terms of the agreements entered into by and between the Company and respective affiliated entity.

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2012.

The Company's significant accounting policies are described in Note 2 to the financial statements as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the SEC on March 19, 2012. There have been no significant changes to these policies during the six months ended June 30, 2012, other than the updates described below.
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

Note 3 — Real Estate Investments

The following table presents the allocation of real estate investment assets acquired by the Company during the six months ended June 30, 2012 (amounts in thousands):

Real estate investments, at cost:
Land	$7,342
Buildings, fixtures and improvements	56,557
Total tangible assets	63,899
Acquired intangibles:
In-place leases	9,251
Total assets acquired, net	73,150
OP Units issued to acquire real estate investments	(6,352)
Cash paid for acquired real estate investments	$66,798
Number of properties acquired	30

The Company owns and operates commercial properties. As of June 30, 2012, the Company owned 120 properties, two of which are vacant and classified as held for sale at June 30, 2012. The Contributor, an affiliate of the Sponsor, contributed 63 properties (the "Contributed Properties") in September 2011 in conjunction with the completion of the IPO at amortized cost.

The Company’s portfolio of real estate investment properties (excluding two vacant properties), which were all 100% leased, is comprised of the following 118 properties as of June 30, 2012 (dollar amounts in thousands):

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
Home Depot	Sep, 2011	1	465,600	17.4	$23,398	9.7%	$2,258	$4.85
Citizens Bank	Sep, 2011	59	291,920	5.7	95,241	7.1%	6,726	23.04
Community Bank	Sep, 2011	1	4,410	4.1	705	5.1%	36	8.16
Dollar General I	Nov, 2011	20	177,668	7.0	9,981	9.7%	965	5.43
Advance Auto	Nov. & Dec. 2011	6	42,000	7.3	5,122	8.9%	457	10.88
Walgreens I	Dec, 2011	1	14,414	9.3	2,426	10.1%	245	17.00
Portfolio - December 31, 2011		88	996,012	8.5	136,873	7.8%	10,687	10.73
GSA I (5)	Jan, 2012	1	12,009	6.7	4,850	8.2%	396	32.98
Walgreens II	Jan, 2012	1	15,120	6.6	3,778	9.2%	346	22.88
FedEx	May, 2012	6	92,935	4.5	12,207	9.0%	1,099	11.83
John Deere	May, 2012	1	552,960	5.6	26,126	9.0%	2,353	4.26
GSA II (5)	Jun, 2012	1	18,640	6.3	5,835	11.1%	647	34.71
GSA III (5)	Jun, 2012	1	39,468	4.8	6,350	9.5%	604	21.97
Tractor Supply	Jun, 2012	1	38,507	6.3	1,921	9.5%	183	4.75
GSA IV (5)	Jun, 2012	1	22,509	6.3	3,890	11.0%	428	19.01
Dollar General II	Jun, 2012	16	134,102	5.2	5,993	10.7%	642	4.79
GSA V (5)	Jun, 2012	1	11,281	4.7	2,200	9.9%	217	23.67
2012 Acquisitions		30	937,531	5.7	73,150	9.5%	6,915	7.38
Portfolio - June 30, 2012 (6)		118	1,933,543	7.2	$210,023	8.4%	$17,602	$9.10
_______________________________________________

(1)
Remaining lease term as of June 30, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is a weighted average of the remaining lease term of the total portfolio.

(2)
Original purchase price of the Contributed Properties and contract purchase price of all other properties, in each case excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and various other closing costs incurred in connection with acquiring investment properties.

(3)	Annualized rental income or annualized net operating income ("NOI"), on a straight-line basis, divided by base purchase price.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, amount is rental income on a straight-line basis as of June 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Lease on property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of June 30, 2012, which includes the effect of tenant concessions such as free rent plus operating expense reimbursement revenue less property operating expenses. Buildings, fixtures and improvements have been provisionally allocated pending receipt of the cost segregation analysis on such assets being prepared by a third-party specialist.

(6)	Total portfolio excludes two vacant properties contributed in September 2011, which are classified as held for sale as of June 30, 2012.

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
July 1, 2012 - December 31, 2012	$8,708
2013	17,757
2014	17,946
2015	17,847
2016	17,468
Thereafter	60,767
$140,493

Tenant Concentration

The following table lists the tenants whose annualized rental income/NOI on a straight-line basis represented greater than 10% of consolidated annualized rental income/NOI on a straight-line basis as of June 30, 2012:

Tenant	Annualized Rental Income
Citizens Bank	38.2%
John Deere	13.4%
GSA	13.0%
Home Depot	12.8%

The termination, delinquency or non-renewal of one or more leases by either of the above tenants may have a material effect on revenues. No other tenant represents more than 10% of the annualized rental income/NOI for the period presented.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income/NOI on a straight-line basis represented greater than 10% of consolidated annualized rental income/NOI on a straight-line basis as of June 30, 2012:

State	Annualized Rental Income
Michigan	16.2%
South Carolina	14.2%
Iowa	13.4%
New York	11.9%
Ohio	11.0%

Note 4 — Senior Secured Revolving Credit Facility

On September 7, 2011, the Company closed on a $150.0 million senior secured revolving credit facility with RBS Citizens, N.A.. The OP is the borrower, and the Company and the OP’s subsidiaries are the guarantors under this facility. The proceeds of advances made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letter of credits. The initial term of the credit agreement is 36 months.

Any advance made under the credit facility will bear floating interest at per annum rates equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on the Company's loan to value ratio as specified in the agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future advances, and to accelerate the payment on any unpaid principal amounts outstanding. The credit facility requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are less than 50% of the total facility amount.

As of June 30, 2012, there was $74.9 million outstanding on this facility, which bore an interest rate of 2.59%. As of June 30, 2012, this facility was collateralized by 69 properties. Additional borrowings may become available under this facility based upon the availability of additional collateral, among other factors. At June 30, 2012, based on the collateral available, there was $0.1 million available for borrowing. As of December 31, 2011, there was $42.4 million outstanding on this facility with an interest rate of 3.17% and the facility was collateralized by 59 properties.

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, the Company was in compliance with the debt covenants under the senior secured revolving credit facility agreement.

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following as of June 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
June 30, 2012	28	$30,260	4.67%	3.82
December 31, 2011	28	$30,260	4.67%	4.32
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.80% to 5.32% both at June 30, 2012 and December 31, 2011.

(2)	Weighted average remaining years until maturity as of June 30, 2012 and December 31, 2011, respectively.

The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2012 (amounts in thousands):

Year	Total
July 1, 2012 - December 31, 2012	$—
2013	88
2014	190
2015	13,752
2016	11,760
Thereafter	4,470
Total	$30,260

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of June 30, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$30,260	$30,606	$30,260	$30,626
Senior secured revolving credit facility	3	$74,893	$74,893	$42,407	$42,407

The fair value of mortgage notes payable are obtained by calculating the present value at current market rates. The interest rate of the senior secured revolving credit facility is determined by a variable market rate and the Company's leverage ratio, and each have terms commensurate with market; as such the outstanding balance on the facility approximates fair value.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 7 — Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with forecasted variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $13,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2012, the Company had the following outstanding interest rate derivative that was designated as cash flow hedge of interest rate risk (dollar amount in thousands).

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$50,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 30, 2012. The Company had no derivatives as of December 31, 2011.

	Balance Sheet Location	June 30, 2012
Derivatives designated as hedging instruments:
Interest Rate Cap	Derivative, at fair value	$—

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012 (amounts in thousands). The Company had no active derivatives for the three and six months ended June 30, 2011.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(13)	$(13)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amounts excluded from effectiveness testing)	$—	$—

Note 8 — Convertible Preferred Stock
On May 11, 2012, the Company entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which the Company sold 545,454 shares of the Company's Series A Convertible Preferred Stock for gross proceeds of $6.0 million and aggregate net proceeds of $5.8 million after fees and expenses.
The Series A Convertible Preferred Stock has a liquidation preference of $11.00 per share, plus accrued and unpaid dividends, and a redemption premium equal to one percent (1%). Commencing on May 31, 2012, the Company has been paying cumulative dividends on the Series A Convertible Preferred Stock monthly in arrears at the annualized rate of $0.77 per share.
The Series A Convertible Preferred Stock is convertible into the Company's common stock, at the option of the holder of the Series A Preferred Convertible Stock, at a conversion price equal to $11.00 per share, beginning one year after the date of issuance. The Company, at its option, may redeem the Series A Convertible Preferred Stock, in whole or in part, at $11.00 per share.

The Series A Convertible Preferred Stock ranks senior to the Company's common stock on parity with the Company's Series B Convertible Stock, and junior to any other preferred stock the Company may issue other than additional series of the Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

Note 9 — Common Stock

On September 7, 2011, the Company closed its IPO and issued 5.6 million shares of common stock. On November 2, 2011, the Company sold 1.5 million common shares in a follow-on offering. On November 7, 2011, the underwriters exercised their option to purchase additional shares of common stock, which totaled 0.1 million shares.

On June 18, 2012, the Company sold in a follow-on offering a total of 3.25 million shares of common stock for net proceeds of $30.0 million.

As of June 30, 2012 and December 31, 2011, the Company had a total of 10.7 million and 7.3 million shares of common stock outstanding, including unvested restricted shares, with total net proceeds from common stock issuances of $108.1 million and $78.1 million, respectively.

On September 7, 2011, the Company’s Board of Directors authorized and the Company declared an annual dividend rate of $0.875 per share payable monthly in cash beginning in October 2011, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month.

On February 27, 2012, the Company’s Board of Directors authorized and the Company declared an annual dividend rate of $0.880 per share. Accordingly, on March 15, 2012, the Company paid a dividend of $0.0733 per share to stockholders of record at the close of business on March 8, 2012.

On March 16, 2012, the Company’s Board of Directors authorized and the Company declared an increase to the Company’s annual dividend rate. The Company increased its annual dividend from $0.880 to $0.885. Accordingly, on June 15, 2012, the Company paid a distribution of $0.07375 per share to stockholders of record at the close of business on the June 8, 2012.

On June 27, 2012, the Company's Board of Directors authorized and the Company declared an increase to the Company's annual dividend rate. The Company increased its annual dividend from $0.885 to $0.890. The new annual dividend rate will be payable commencing on September 15, 2012 to stockholders of record on September 8, 2012.

Note 10 — Commitments and Contingencies

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

Note 11 — Related Party Transactions and Arrangements

Common Stock Ownership

Certain affiliates of the Company have purchased shares of the Company's common stock. As of June 30, 2012 and December 31, 2011, 21.5% and 31.3%, respectively, of the common stock outstanding on a fully diluted basis, including the Contributor's 310,000 OP Units owned by the Company's Sponsor.

The Company has issued restricted stock to the Manager and non-executive directors in conjunction with a share-based compensation plan. See Note 13 — Share-Based Compensation.

Fees Paid in Connection with the Offering

RCS received selling commissions of 6% of the gross offering proceeds from the sale of the Company’s common stock in the IPO, which were entirely re-allowed to participating broker-dealers. In addition, RCS received dealer manager fees of 2% of the gross offering proceeds before reallowance to participating broker-dealers. RCS was permitted to re-allow all or a portion of its dealer manager fee to participating broker-dealers. There were no commissions paid to RCS for the three and six months ended June 30, 2012.

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

Under an administrative support agreement between the Company and the Sponsor, the Sponsor will pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which is one year after the closing of the IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, is less than the amount of the distributions declared by the Company in respect of our OP units during this one-year period. To the extent these amounts are paid by the Sponsor, they would not be subject to reimbursement by the Company.

The following table details amounts paid and reimbursed to affiliates as well as amounts contractually due to the Sponsor and the Manager which were forgiven in connections with the operations related services described above (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$1,118	$—	$1,262	$—
Financing fees and related cost reimbursements	165	—	214	—
Other expense reimbursements	11	—	26	—
On-going fees:
Base management fees	—	204	—	386
Incentive fees	—	—	—	—
Total operational fees and reimbursements	$1,294	$204	$1,502	$386

Note 12 — Economic Dependency

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

Note 13 — Share-Based Compensation

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

Under the Equity Plan, the Company's compensation committee is authorized to approve grants of equity-based awards to the Manager. Concurrently with the closing of the IPO, the Company granted to the Manager 167,400 restricted shares of Manager's Stock, which was equal to 3.0% of the number of shares of common stock sold through the IPO. This award of restricted shares vests ratably on a quarterly basis over a three-year period beginning on October 1, 2011. The Manager is entitled to receive “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the common stockholders, commencing on the first anniversary of the date of grant. The Manager will defer any distributions payable to it in connection with the restricted stock that it is granted under the Equity Plan until such time as the Company is covering the payment of distributions to the stockholders based on the criteria in the agreement, for the six immediately preceding months. In June 2012, the Company granted to the Manager an additional 93,683 restricted shares of common stock. In June 2012, the Manager granted these 93,683 restricted shares of common stock to key personnel of an affiliate of the Manager. These restricted shares will vest annually over three years beginning in January 2013. In addition to these restricted stock grants, the Company may from time to time grant additional equity incentive awards to the Manager pursuant to the Equity Plan. The Manager may, in the future, allocate a portion of these awards or ownership or profits interests in it to officers or any other personnel of the Manager or other personnel of the Manager or its affiliates in order to provide incentive compensation to them. For the three and six months ended June 30, 2012, compensation expense for restricted shares was $0.2 million and $0.3 million, respectively.

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding the initial grant to the Manager. All such awards of shares will vest ratably on an annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.

Director Stock Plan

Concurrently with the closing of the IPO, the Company granted 3,000 restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director, pursuant to the Director Stock Plan (the "Director Stock Plan"). Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the Board of Directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At June 30, 2012, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of June 30, 2012 there were 18,000 restricted shares (the "Directors' shares") issued to independent directors under the Director Stock Plan. For the three and six months ended June 30, 2012, compensation expense for the vesting of Directors' shares was immaterial.

Note 14 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2012 and 2011 (dollars in thousands, expect for shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss from continuing operations attributable to stockholders	$(1,963)	$—	$(2,271)	$(16)
Less: dividends declared on Preferred shares	(70)	—	(70)	—
Net loss from continuing operations attributable to common stockholders	(2,033)	—	(2,341)	(16)
Loss from discontinued operations attributable to stockholders	(77)	—	(399)	—
Net loss attributable to common stockholders, net of distributions	$(2,110)	$—	$(2,740)	$(16)

Weighted average common shares outstanding	7,653,170	1,000	7,414,052	1,000
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.27)	$—	$(0.32)	NM
Basic and diluted net loss per share from discontinued operations attributable to stockholders	$(0.01)	NM	(0.05)	NM
Basic and diluted net loss per share attributable to common stockholders	$(0.28)	NM	$(0.37)	NM
____________________________________
NM — Not Meaningful

As of June 30, 2012, the Company had 886,376 OP Units outstanding, which are convertible to an equal number of shares of the Company's common stock, 246,233 shares of unvested restricted stock outstanding, and 545,454 shares of the Company's Series A preferred convertible stock, which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Note 15 — Discontinued Operations and Properties Held for Sale

The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of June 30, 2012 and December 31, 2011, the Company held two vacant properties which are classified as held for sale on the accompanying balance sheets and at June 30, 2012, are recorded at fair value less costs to sell the properties of $1.4 million. The operating loss for the two properties was $2,000 and an impairment loss on the value of the two properties was $0.1 million, for the three months ended June 30, 2012. The operating loss for the two properties was $15,000, and an impairment loss on the value of the two properties was $0.4 million for the six months ended June 30, 2012.

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below.

Disposition of a Held for Sale Property

On July 3, 2012, the Company closed on the sale of a vacant property in Havertown, PA, which was previously classified as held for sale. The net proceeds from this sale was approximately $0.6 million. No gain or loss was recognized upon the sale of this property as the carrying value of the property equaled the selling price.

Exercise of Underwriters' Option to Purchase Common Stock

On July 9, 2012, the Company issued 487,500 shares of common stock at a price of $10.00 per share (before underwriting discounts and commissions) pursuant to the exercise by the underwriters of an over-allotment option granted to them in connection with a follow-on offering. The net proceeds to the Company from the exercise of such over-allotment option were approximately $4.6 million, after deducting underwriting discounts and commissions.

Completion of Acquisition of Asset

On July 11, 2012, the Company acquired a fee-simple interest in a Mrs. Baird's distribution facility in Dallas, Texas for a purchase price of $6.2 million. The property has 75,050 of rentable square feet. The acquisition was made in the normal course of business and was not individually significant to the total portfolio.

Issuance of Series B Convertible Preferred Stock

On July 24, 2012, the Company entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which the Company sold 238,010 shares of the Company's Series B Convertible Preferred Stock for proceeds of approximately $3.0 million. After deducting for fees and expenses, the aggregate net proceeds to the Company from the sale of the Series B Convertible Preferred Stock were approximately $2.9 million.

Commencing on July 24, 2012, the Company has been paying cumulative dividends on the Series B Convertible Preferred Stock at a rate per annum equal to 7.0% (or $0.742) of the $10.60 liquidation preference, payable monthly in arrears.

The Series B Convertible Preferred Stock is convertible into the Company's common stock, at the option of the holder of the Series B Preferred Convertible Stock, at a conversion price equal to $10.60 per share, beginning one year after the date of issuance. The Company, at its option, may redeem the Series B Convertible Preferred Stock, in whole or in part, at a redemption price of $10.60 per share, plus accrued and unpaid dividends, and a redemption premium equal to one percent (1%).

The Series B Convertible Preferred Stock ranks senior to the Company's common stock and on parity with the Company's Series A Convertible Stock, and junior to any other preferred stock the Company may issue other than additional series of the Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, to ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. American Realty Capital Properties, Inc. is externally managed by ARC Properties Advisors, LLC (the “Manager”), a Delaware limited liability company, a wholly owned subsidiary of AR Capital, LLC (formerly American Realty Capital II, LLC) (the “Sponsor”).

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Manager, the affiliated dealer manager of our IPO, as defined below, Realty Capital Securities, LLC ("RCS" or the "affiliated Dealer Manager") and other American Realty Capital-affiliated entities. As a result, our executive officers, our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other AR Capital-advised programs or investors, our Manager and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

Overview

We were incorporated on December 2, 2010, as a Maryland corporation has elected to qualify as a REIT for U.S. federal income tax purposes for the year ended December 31, 2011. On September 6, 2011, we sold in an IPO a total of 5.6 million shares of common stock for net proceeds of $66.0 million. The shares began trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “ARCP” on September 7, 2011.

On November 2, 2011, we sold in a follow-on offering 1.5 million shares for net proceeds of $14.4 million. In addition, on November 2, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares, which closed on November 7, 2011, for net proceeds of $0.7 million.

On June 18, 2012, the Company sold in a follow-on offering a total of 3.25 million shares of common stock for net proceeds of $30.0 million. In addition, on July 2, 2012, the underwriters exercised their option to purchase an additional 487,500 shares, which closed on July 9, 2012 for net proceeds of approximately $4.6 million.

We were formed to acquire and own single-tenant, freestanding commercial real estate primarily subject to medium-term net leases with high credit quality tenants. We consider properties that are net leased on a “medium-term basis” to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average.

Substantially all of our business is conducted through the OP. We are the sole general partner and holder of 92.3% of the interest in the OP. ARC Real Estate Partners, LLC (“the Contributor”) and an unaffiliated investor are the limited partners and owners of 2.7% and 5.0%, respectively, of the interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our affiliates, the Manager and Sponsor. The Sponsor provides certain acquisition and debt capital services to us. These related parties, including the Manager, the Sponsor and the Sponsor's wholly owned broker-dealer, RCS, have received compensation and fees for services provided to us, and will continue to receive compensation and fees and for investing, financing and management services provided to us.

As of June 30, 2012, we owned 118 properties, excluding two vacant properties classified as held for sale, with 1.9 million square feet, 100% leased with a weighted average remaining lease term of 7.2 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of June 30, 2012, rental revenues derived from investment grade tenants as determined by a major rating agency approximated 99% (includes a property leased to Home Depot USA, Inc., which is an unrated wholly owned subsidiary of The Home Depot, Inc. We have attributed the rating of the parent company to its wholly owned subsidiary for purposes of this disclosure.). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) medium-term lease arrangements.

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

Three Months Ended June 30, 2012

As of June 30, 2012, we owned 118 properties with an aggregate original base purchase price of $210.0 million and two additional vacant properties that were classified as held for sale. In total, the properties comprised 1.9 million square feet which were 100% leased. The annualized rental income per square foot of the properties at June 30, 2012 was $9.10 with a weighted average remaining lease term of 7.2 years. As of June 30, 2011, we did not own any properties, we were in the developmental state of operations and we had $16,000 of expenses for the period from January 1, 2011 to March 31, 2011 related to organizational costs.

Rental Income

Rental income for the three months ended June 30, 2012 was approximately $3.3 million. Rental income was driven by our acquisitions to date as of June 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements for the three months ended June 30, 2012 were $44,000. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from a tenant per their respective lease agreement.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the three months ended June 30, 2012 were $2.1 million. Acquisition and transaction related costs mainly consist of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

Property Expenses

Property expenses for the three months ended June 30, 2012 were $0.1 million and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses incurred under certain lease agreements.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 of $0.5 million primarily included board member compensation, insurance expense and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2012 was $1.8 million. The properties acquired were placed into service upon contribution or acquisition and are being depreciated for the period held.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $0.9 million, primarily related to outstanding mortgage notes payable of $30.3 million and a senior secured revolving credit facility with $74.9 million outstanding at June 30, 2012.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Discontinued Operations

In November 2011, we decided to pursue a strategy to sell two vacant properties. As such, the properties are classified as held for sale on the balance sheet and the results of operations of these two entities are reported in discontinued operations on the statements of operations. Property expenses for the three months ended June 30, 2012 were $2,000 and were primarily utilities, landscaping, real estate taxes and other costs to maintain the properties. Impairments on held for sale properties for the three months ended June 30, 2012 were $0.1 million. Impairments on held for sale properties are the difference between the carrying value of the property as of December 31, 2011 and estimated proceeds from the sale of the properties less estimated selling costs.

Six Months Ended June 30, 2012

Rental Income

Rental income for the six months ended June 30, 2012 was approximately $6.2 million. Rental income was driven by our acquisitions to date as of June 30, 2012.

Operating Expense Reimbursements

Operating expense reimbursements for the six months ended June 30, 2012 were $0.1 million. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from a tenant per their respective lease agreement.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs for the six months ended June 30, 2012 were $2.5 million. Acquisition and transaction related costs mainly consist of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

Property Expenses

Property expenses for the six months ended June 30, 2012 were $0.2 million and are mainly real estate taxes, ground lease rent, insurance and repairs and maintenance expenses incurred under a modified gross lease agreement.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 of $0.9 million primarily included board member compensation, insurance expense and professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2012 was $3.3 million. The properties acquired were placed into service upon contribution or acquisition and are being depreciated for the period held.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $1.7 million, primarily related to outstanding mortgage notes payable of $30.3 million and a senior secured revolving credit facility with $74.9 million outstanding at June 30, 2012.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Discontinued Operations

In November 2011, we decided to pursue a strategy to sell two vacant properties. As such, the properties are classified as held for sale on the balance sheet and the results of operations of these two entities are reported in discontinued operations on the statements of operations. Property expenses were primarily utilities, landscaping, real estate taxes and other costs to maintain the properties. Impairments on held for sale properties for the six months ended June 30, 2012 were $0.4 million. Impairments on held for sale properties are the difference between the carrying value of the property as of December 31, 2011 and estimated proceeds from the sale of the properties less estimated selling costs.

 Cash Flows for the Six Months Ended June 30, 2012

During the six months ended June 30, 2012, net cash provided by operating activities was $1.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2012 was mainly due to net loss adjusted for non-cash items of $2.1 million, a decrease in deferred rent of $29,000 and a decrease in accounts payable and accrued expenses of $0.4 million, partially offset by an increase in prepaid and other assets of $0.7 million.

Net cash used in investing activities for the six months ended June 30, 2012 was $66.8 million related to properties acquired during the quarter.

Net cash provided by financing activities of $64.6 million during the six months ended June 30, 2012 related to $32.6 million of proceeds from our senior secured revolving credit facility, $30.3 million of proceeds from issuance of 3.25 million shares of common stock and $6.0 million of proceeds from issuance of 545,454 shares of preferred stock. These inflows were partially offset by distributions to common stockholders of $3.2 million, distributions to noncontrolling interest holders of $0.2 million and payments related to financing costs of $0.7 million.

Liquidity and Capital Resources

In September 2011, we sold a total of 5.6 million shares of common stock for net proceeds of $66.0 million in connection with our IPO. The shares began trading on NASDAQ under the symbol “ARCP” on September 7, 2011. We obtained our first 63 properties from the Contributor and commenced real estate operations in September 2011. As of June 30, 2012, we owned 118 properties with an aggregate original base purchase price of $210.0 million and two additional vacant properties that were classified as held for sale.

We closed a follow-on offering on November 2, 2011 and we sold 1.5 million shares of common stock for net proceeds of $14.4 million. In addition, on November 7, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares of common stock, which closed on November 7, 2011 for net proceeds of $0.7 million.

On June 18, 2012, the Company sold in a follow-on offering a total of 3.25 million shares of common stock for net proceeds of $30.3 million. In addition, on July 2, 2012, the underwriters exercised their option to purchase an additional 487,500 shares, which closed on July 9, 2012 for net proceeds of $4.6 million.

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

Acquisitions

Generally, cash needs for property acquisitions will be met through proceeds from the public or private stock offerings and financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

Our Manager evaluates potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors and stockholders should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three and six months ended June 30, 2012 (in thousands). We had no significant property income or expenses in prior periods; therefore, we do not present FFO or AFFO for prior periods. Amounts are presented net of any non-controlling interest effect where applicable.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(2,040)	$(2,670)
Impairment on held for sale properties	82	405
Depreciation and amortization	1,650	3,106
FFO	(308)	841
Acquisition and transaction related expenses	2,025	2,353
Amortization of deferred financing costs	154	294
Straight-line rent	(166)	(337)
Non-cash equity compensation expense	183	320
AFFO	$1,888	$3,471

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

We, our Board of Directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees waived during the six months ended June 30, 2012 were $0.4 million; there were no incentive fees for the six months ended June 30, 2012. The fees that were waived relating to the activity during 2012 are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been paid to our Manager was available to pay dividends to our stockholders. See Note 11 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.

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

In addition, pursuant to our administrative support agreement with our Sponsor, our Sponsor has agreed to pay or reimburse us for certain of our general and administrative costs to the extent that the amount of our dividends declared until September 6, 2012, which is one year following the closing of our IPO exceed the amount of our AFFO in order that such dividends do not exceed the amount of our AFFO, computed without regard to such general and administrative costs paid for, or reimbursed, by our Sponsor.

As our real estate portfolio matures, we expect cash flows from operations to continue to cover our dividends. As the cash flows from operations become more significant, our Manager may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with the agreement with our Manager. There can be no assurance that our Manager will continue to waive earned asset management or incentive fees in the future.

The following table shows the sources for the payment of dividends to common stockholders for the three and six months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Dividends	Percentage of Dividends	Dividends	Percentage of Dividends
Dividends paid in cash	$1,650		$3,216
Source of dividends:
Cash flows provided by operations (1)	255	15.5%	1,161	36.1%
Proceeds from financings	1,395	84.5%	2,055	63.9%
Total sources of dividends	$1,650	100.0%	$3,216	100.0%
Net loss attributable to stockholders (in accordance with GAAP)	$(2,040)		$(2,670)

(1)
Dividends paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the six months ended June 30, 2012. Cash flows provided by operations include $2.5 million of acquisition and transaction related expenses incurred during the respective period.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2012, we were in compliance with the debt covenants under our loan agreements.

As of June 30, 2012, we had non-recourse mortgage indebtedness secured by real estate of $30.3 million. Our mortgage indebtedness bore interest at weighted average rate of 4.67% per annum and had a weighted average maturity of 3.8 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

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

As of June 30, 2012, there was $74.9 million outstanding on this facility which bore an interest rate of 2.59%. As of June 30, 2012, this facility was collateralized by 69 properties. Additional borrowings may become available under this facility based upon the availability of additional collateral, among other factors.

As of June 30, 2012, we had aggregate indebtedness secured by real estate of $105.2 million, which was collateralized by 97 properties. At June 30, 2012, our corporate leverage ratio (total mortgage notes payable plus outstanding advances under our senior secured revolving credit facility less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 49.1%.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

	Total	Remainder of 2012	2013 – 2014	2015 – 2016	Thereafter
Principal payments due on mortgage notes payable	$30,260	$—	$278	$25,512	$4,470
Interest payments due on mortgage notes payable	5,223	711	2,815	1,697
Principal payments due on senior secured revolving credit facility	74,893	—	74,893	—	—
Interest payments due on senior secured revolving credit facility	4,203	970	3,233	—	—
Total	$114,579	$1,681	$81,219	$27,209	$4,470

Election as a REIT

We intend to qualify as a REIT under Sections 856 through 860 of the Code. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. Our charter, subject to certain exceptions, limits ownership to no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Consistent with our charter, our Board of Directors has increased such ownership limits as they apply to our Sponsor and its affiliates to no more than 28.0%, and has further limited the ownership limits as they apply to everyone else to no more than 5.25%, in value of the aggregate of our outstanding shares of stock and in value or in number of shares, whichever is more restrictive, of any class or series of our shares of stock. Consistent with our charter, our Board of Directors has granted an exemption from the ownership limits and established an excepted holder limit with respect to the holders of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as it relates to all outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay certain fees or reimbursements to our Sponsor, our Manager or their affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Note 11 — Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. (OPEN for updated effective interest rates)

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

As of June 30, 2012, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying value of $80.3 million and a fair value of $80.6 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $0.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.6 million.

As of June 30, 2012, our debt included variable-rate debt with a carrying value of $24.9 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.2 million annually.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Amendment No. 1 to Form S-11 filed with the SEC on June 11, 2012, except for the item described below:

Dividends paid from sources other than our cash flow from operations, particularly from proceeds of financings, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future dividends with cash flow from operations and may adversely affect your overall return.

For the three months ended June 30, 2012, our dividends paid of $1.7 million was funded from $0.3 million of cash flow provided by operations and $1.4 million from proceeds of financings. For the six months ended June 30, 2012, our dividends paid of $3.2 million was funded from $1.2 million of cash flow from operations and $2.0 million of proceeds from financings. Additionally, we may in the future pay dividends from sources other than from our cash flow from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay dividends. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Sponsor, and/or our Manager's or our Sponsor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from offerings of securities. Moreover, our board of directors may change our dividend distribution policy, in its sole discretion, at any time. Dividends made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the applicable offering. We have not established any limit on the amount of proceeds from an offering that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.

If we fund dividends from the proceeds of offerings of securities, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of assets or the proceeds of offerings of securities may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of dividends from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the dividends payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By: /s/ NICHOLAS S. SCHORSCH Nicholas S. Schorsch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ BRIAN S. BLOCK Brian S. Block Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 31, 2012

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.3 (1)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of the Company, dated May 10, 2012.
3.3 (2)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of the Company, dated July 24, 2012.
4.2 *	First Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P.
4.3 *	Second Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P.
4.4 *	Third Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P.
10.30 (1)	Securities Purchase Agreement, dated as of May 11, 2012.
10.31 (3)	Agreement for Acquisition and Transfer of Real Property dated as of May 5, 2012 between ARC Properties Operating Partnership, L.P. and Setzer Properties, LLC.
10.32 (3)	Agreement for Purchase and Sale of Real Property dated as of February 8, 2012 between American Realty Capital II, LLC and Davenport 1031, L.L.C. and its 36 joint venture partners.
10.33 (3)
First Amendment to Agreement for Purchase and Sale of Real Property dated as of February 28, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.34 (3)
Second Amendment to Agreement for Purchase and Sale of Real Property dated as of March 12, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.35 (3)
Third Amendment to Agreement for Purchase and Sale of Real Property dated as of May 11, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.36 (3)
Fourth Amendment to Agreement for Purchase and Sale of Real Property dated as of May 30, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.37 (2)	Securities Purchase Agreement, dated as of July 24, 2012.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_______________________________________________
*        Filed herewith

(1)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2012.

(2)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 30, 2012.

(3)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 1, 2012.