Form 10-Q
period 2012-09-30
American Realty Capital Properties, Inc.
filed 2012-10-29
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The number of outstanding shares of the registrant’s common stock on October 29, 2012 was 11,163,617 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$28,717	$18,489
Buildings, fixtures and improvements	182,700	107,340
Acquired intangible lease assets	24,306	11,044
Total real estate investments, at cost	235,723	136,873
Less: accumulated depreciation and amortization	(20,954)	(14,841)
Total real estate investments, net	214,769	122,032
Cash and cash equivalents	3,779	3,148
Prepaid expenses and other assets	3,015	1,798
Deferred costs, net	4,204	2,785
Assets held for sale	812	1,818
Total assets	$226,579	$131,581

LIABILITIES AND EQUITY
Mortgage notes payable	$35,760	$30,260
Senior secured revolving credit facility	91,090	42,407
Accounts payable and accrued expenses	1,276	858
Deferred rent	803	724
Total liabilities	128,929	74,249

Series A convertible preferred stock, $0.01 par value, 545,454 and 0 shares (liquidation preference $11.00 per share) authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5	—
Series B convertible preferred stock, $0.01 par value, 283,018 and 0 shares (liquidation preference $10.60 per share) authorized, issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 11,163,617 and 7,323,434 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	112	73
Additional paid-in capital	101,325	57,582
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(13,295)	(4,025)
Total stockholders’ equity	88,137	53,630
Non-controlling interests	9,513	3,702
Total equity	97,650	57,332
Total liabilities and equity	$226,579	$131,581

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$4,791	$576	$10,997	$576
Operating expense reimbursements	89	—	175	—
Total revenues	4,880	576	11,172	576

Operating expenses:
Acquisition and transaction related	819	604	3,297	604
Property operating	315	—	555	—
General and administrative	617	84	1,530	100
Depreciation and amortization	2,818	363	6,092	363
Total operating expenses	4,569	1,051	11,474	1,067
Operating income (loss)	311	(475)	(302)	(491)

Interest expense	(1,136)	(185)	(2,873)	(185)
Loss from continuing operations	(825)	(660)	(3,175)	(676)
Net loss from continuing operations attributable to non-controlling interests	62	35	141	35
Net loss from continuing operations attributable to stockholders	(763)	(625)	(3,034)	(641)

Discontinued operations:
Income (loss) from operations of held for sale properties	3	(9)	(12)	(9)
Loss on held for sale properties	(47)	—	(452)	—
Net loss from discontinued operations	(44)	(9)	(464)	(9)
Net loss from discontinued operations attributable to non-controlling interests	3	—	24	—
Net loss from discontinued operations attributable to stockholders	(41)	(9)	(440)	(9)

Net loss	(869)	(669)	(3,639)	(685)
Net loss attributable to non-controlling interests	65	35	165	35
Net loss attributable to stockholders	$(804)	$(634)	$(3,474)	$(650)

Other comprehensive loss:
Designated derivatives, fair value adjustment	—	—	(13)	—
Comprehensive loss	$(804)	$(634)	$(3,487)	$(650)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.08)	$(0.41)	$(0.38)	$(1.25)
Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.42)	$(0.43)	$(1.27)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2011	—	$—	7,323,434	$73	$57,582	$—	$(4,025)	$53,630	$3,702	$57,332
Issuance of preferred stock	828,472	8	—	—	8,992	—	—	9,000	—	9,000
Issuance of common stock	—	—	3,737,500	38	34,897	—	—	34,935	—	34,935
Offering costs	—	—	—	—	(937)	—	—	(937)	—	(937)
Share-based compensation	—	—	102,683	1	791	—	—	792	—	792
Distributions declared	—	—	—	—	—	—	(5,796)	(5,796)	—	(5,796)
Contribution from non-controlling interest holder	—	—	—	—	—	—	—	—	6,352	6,352
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(376)	(376)
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(3,474)	(3,474)	(165)	(3,639)
Balance, September 30, 2012	828,472	$8	11,163,617	$112	$101,325	$(13)	$(13,295)	$88,137	$9,513	$97,650

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,639)	$(685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,875	351
Amortization of intangible lease assets	1,217	21
Amortization of deferred costs	530	30
Amortization of above-market lease asset	56	—
Loss on held for sale properties	452	—
Share-based compensation	792	2
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,087)	(48)
Accounts payable and accrued expenses	142	(115)
Deferred rent	79	687
Net cash provided by operating activities	3,417	243
Cash flows from investing activities:
Investments in real estate	(92,498)	—
Proceeds from sale of property held for sale	553	—
Net cash used in investing activities	(91,945)	—
Cash flows from financing activities:
Proceeds from mortgage notes payable	5,500	—
Proceeds from senior secured revolving credit facility	48,793	—
Payments on senior secured revolving credit facility	(110)	—
Proceeds from issuances of preferred shares	9,000	—
Proceeds from issuances of common stock	34,935	5,237
Payments of offering costs and fees related to stock issuances	(672)	(3,912)
Payments of deferred financing costs	(1,949)	(1,016)
Advance from affiliate bridge loan	796	—
Payment of affiliate bridge loan	(796)	—
Due from (to) affiliates	(164)	278
Premium payment on interest rate cap	(13)	—
Distributions to non-controlling interest holders	(376)	—
Distributions paid	(5,785)	—
Net cash provided by financing activities	89,159	587
Net change in cash and cash equivalents	631	830
Cash and cash equivalents, beginning of period	3,148	—
Cash and cash equivalents, end of period	$3,779	$830
Supplemental Disclosures:
Cash paid for interest	$2,301	$—
Cash paid for income taxes	64	—
Non-cash investing and financing activities:
OP units issued to acquire real estate investments	6,352	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization

American Realty Capital Properties, Inc. (the “Company”), is a Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust for U.S. federal income tax purposes for the year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”) and sold a total of 5.6 million shares of common stock. The shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011. As of September 30, 2012, the Company had 11.2 million shares of common stock outstanding, including unvested restricted shares, and had received aggregate gross proceeds from common stock issuances of $118.9 million. In addition, as of September 30, 2012, the Company had received aggregate gross proceeds of $9.0 million from the issuance of convertible preferred stock.

On August 1, 2012, the Company filed a universal shelf registration statement and a resale registration statement with the U.S. Securities and Exchange Commission.  Each registration statement became effective on August 17, 2012.  The $500.0 million universal shelf registration statement, as amended, will enable the Company to grow its capital base over time while providing it flexibility to issue common stock, preferred stock, debt or equity-linked securities. As of September 30, 2012, no common stock, preferred stock, debt or equity-linked security has been issued under the universal shelf registration statement.  The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests. As of September 30, 2012, no common stock has been issued under the resale registration statement.

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

Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 92.5% of the equity interest in the OP as of September 30, 2012. ARC Real Estate Partners, LLC (the “Contributor”) and an unaffiliated investor are limited partners and owners of 2.6% and 4.9%, respectively, of the equity interest in the OP. After holding units of limited partner interests in the OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company, which is externally managed with no employees, has retained ARC Properties Advisors, LLC (the "Manager"), a wholly owned subsidiary of AR Capital, LLC (the “Sponsor”), to manage its affairs on a day to day basis. These affiliated parties, including the Manager, the Sponsor and the Sponsor's wholly owned broker-dealer, Realty Capital Securities, LLC ("RCS" or the "Dealer Manager"), have received compensation and fees for services provided to the Company, and will continue to receive compensation and fees for providing on-going investment oversight, financing and management services to the Company, as applicable, in accordance with the terms of the respective agreements to which such affiliates are party.

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2012. There have been no significant changes to these policies during the nine months ended September 30, 2012, other than the updates described below.

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

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 3 — Real Estate Investments

The following table presents the allocation of real estate investment assets acquired by the Company during the nine months ended September 30, 2012 (dollar amounts in thousands):

Real estate investments, at cost:
Land	$10,228
Buildings, fixtures and improvements	75,360
Total tangible assets	85,588
Acquired intangibles:
In-place leases	13,262
Total assets acquired, net	98,850
OP Units issued to acquire real estate investments	(6,352)
Cash paid to acquire real estate investments	$92,498
Number of properties acquired	36

The Company owns and operates commercial properties. As of September 30, 2012, the Company owned 125 properties, one of which is vacant and classified as held for sale.  Buildings, fixtures and improvements include $8.0 million, comprised of $5.1 million, $1.1 million and $1.8 million, provisionally assigned to buildings, fixtures and improvements, respectively, pending receipt of the final cost segregation analysis on such assets being prepared by a third party specialist. The Contributor, an affiliate of the Sponsor, contributed 63 properties (the "Contributed Properties") in September 2011 in conjunction with the completion of the IPO at amortized cost.

On July 3, 2012, the Company sold a vacant property in Havertown, PA, which was classified as held for sale for net proceeds of $0.6 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company’s portfolio of real estate investment properties (excluding one vacant property), which were all 100% leased, is comprised of the following 124 properties as of September 30, 2012:

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
					(in thousands)		(in thousands)
Home Depot	Sep, 2011	1	465,600	17.2	$23,398	9.7%	$2,258	$4.85
Citizens Bank	Sep, 2011	59	291,920	5.4	95,241	7.1%	6,726	23.04
Community Bank	Sep, 2011	1	4,410	3.8	705	5.1%	36	8.16
Dollar General I	Nov, 2011	20	177,668	6.9	9,981	9.7%	965	5.43
Advance Auto	Nov. & Dec. 2011	6	42,000	7.1	5,122	8.9%	457	10.88
Walgreens I	Dec, 2011	1	14,414	9.0	2,426	10.1%	245	17.00
Portfolio - December 31, 2011		88	996,012	8.2	136,873	7.8%	10,687	10.73
GSA I (5)	Jan, 2012	1	12,009	6.4	4,850	8.2%	396	32.98
Walgreens II	Jan, 2012	1	15,120	6.3	3,778	9.2%	346	22.88
FedEx	May, 2012	6	92,935	4.2	12,207	9.0%	1,099	11.83
John Deere	May, 2012	1	552,960	5.3	26,126	9.0%	2,353	4.26
GSA II (5)	Jun, 2012	1	18,640	6.0	5,835	11.1%	647	34.71
GSA III (5)	Jun, 2012	1	39,468	4.6	6,350	9.5%	604	15.30
Tractor Supply	Jun, 2012	1	38,507	6.1	1,921	9.5%	183	4.75
GSA IV (5)	Jun, 2012	1	22,509	6.0	3,890	11.0%	428	19.01
Dollar General II	Jun, 2012	16	134,102	5.1	5,993	10.7%	642	4.79
GSA V (5)	Jun, 2012	1	11,281	4.4	2,200	9.9%	217	19.24
Mrs Baird's	Jul, 2012	1	75,050	4.7	6,213	10.2%	631	8.40
Reckitt Benckiser	Aug, 2012	1	32,000	5.6	10,000	9.6%	964	30.13
CVS	Sep, 2012	3	31,620	4.7	4,855	9.9%	481	15.21
Iron Mountain	Sep, 2012	1	126,664	5.3	4,632	9.6%	443	3.50
2012 Acquisitions		36	1,202,865	5.2	98,850	9.5%	9,434	7.84
Portfolio - September 30, 2012 (6)		124	2,198,877	6.8	$235,723	8.5%	$20,121	$9.15
_______________________________________________

(1)
Remaining lease term as of September 30, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is a weighted average of the remaining lease term of the total portfolio.

(2)
Original purchase price of the Contributed Properties and base purchase price of all other properties, in each case excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and various other closing costs incurred in connection with acquiring investment properties.

(3)	Annualized rental income or annualized net operating income ("NOI"), on a straight-line basis, divided by base purchase price.

(4)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, NOI is rental income on a straight-line basis as of September 30, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Lease on property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of September 30, 2012, which includes the effect of tenant concessions such as free rent plus operating expense reimbursement revenue less property operating expenses.

(6)	Total portfolio excludes one vacant property contributed in September 2011, which is classified as held for sale as of September 30, 2012.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
October 1, 2012 - December 31, 2012	$4,980
2013	20,228
2014	20,416
2015	20,246
2016	19,858
Thereafter	72,222
$157,950

Tenant Concentration

The following table lists the tenants whose annualized rental income/NOI on a straight-line basis represented greater than 10% of consolidated annualized rental income/NOI on a straight-line basis as of September 30, 2012 and 2011:

Tenant	September 30, 2012	September 30, 2011
Citizens Bank	33.4%	75.0%
John Deere	11.7%	—%
GSA	11.4%	—%
Home Depot	11.2%	25.0%

The termination, delinquency or non-renewal of one or more leases by either of the above tenants may have a material effect on revenues. No other tenant represents more than 10% of the annualized rental income/NOI for the period presented.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income/NOI on a straight-line basis represented greater than 10% of consolidated annualized rental income/NOI on a straight-line basis as of September 30, 2012 and 2011:

State	September 30, 2012	September 30, 2011
Michigan	14.2%	22.7%
South Carolina	12.4%	25.0%
Ohio	11.8%	20.0%
Iowa	11.7%	*
New York	10.4%	11.7%
_______________________________________________
* The state's annualized rental income/NOI was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 4 — Senior Secured Revolving Credit Facility

On September 7, 2011, the Company closed on a senior secured revolving credit facility with RBS Citizens, N.A. Through an "accordion feature," subject to certain conditions, the Company may increase its total commitments under the credit facility to $150.0 million. The proceeds of advances made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade leased properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letter of credits. The credit agreement has a term of 36 months and matures on September 7, 2014, subject to the Company's right to a 24-month extension.

Any advance made under the credit facility will bear floating interest at per annum rates equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on the Company's loan to value ratio as specified in the credit agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future advances, and to accelerate the payment on any unpaid principal amounts outstanding. The credit facility requires a fee of 0.15% on the unused balance if amounts outstanding under the facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the facility are less than 50% of the total facility amount.

As of September 30, 2012, there was $91.1 million outstanding on this facility, which bore an interest rate of 2.7%, collateralized by 95 properties. Additional borrowings may become available under this facility based upon the availability of additional collateral, among other factors. In September 2012, the Company expanded the facility to allow for additional future acquisitions. As a result, there was $18.9 million available for future acquisitions at September 30, 2012. As of December 31, 2011, there was $42.4 million outstanding on this facility with an interest rate of 3.17%, collateralized by 59 properties.

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the debt covenants under the senior secured revolving credit facility agreement.

Note 5 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following as of September 30, 2012 and December 31, 2011 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
September 30, 2012	29	$35,760	4.52%	3.77
December 31, 2011	28	$30,260	4.67%	4.32
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.68% to 5.32% at September 30, 2012 and 3.80% to 5.32% at December 31, 2011.

(2)	Weighted average remaining years until maturity as of September 30, 2012 and December 31, 2011, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2012 (amounts in thousands):

Total
October 1, 2012 - December 31, 2012	$—
2013	74
2014	189
2015	13,767
2016	11,760
Thereafter	9,970
Total	$35,760

The Company’s sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of September 30, 2012, the Company was in compliance with the debt covenants under the mortgage loan agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	September 30, 2012	September 30, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$35,760	$35,794	$30,260	$30,626
Senior secured revolving credit facility	3	$91,090	$91,090	$42,407	$42,407

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with forecasted variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $13,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2012, the Company had the following outstanding interest rate derivative that was designated as cash flow hedge of interest rate risk (dollar amount in thousands).

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$50,000

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2012. The Company had no derivatives as of December 31, 2011.

	Balance Sheet Location	September 30, 2012
Derivatives designated as hedging instruments:
Interest Rate Cap	Derivative, at fair value	$—

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine ended September 30, 2012 (amounts in thousands). The Company had no active derivatives for the three and nine months ended September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$—	$—	$(13)	$—
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—	$—	$—	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amounts excluded from effectiveness testing)	$—	$—	$—	$—

Note 8 — Convertible Preferred Stock
On May 11, 2012, the Company entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which the Company sold 545,454 shares of the Company's Series A convertible preferred stock for gross proceeds of $6.0 million and aggregate net proceeds of $5.8 million after offering-related fees and expenses.
The Series A convertible preferred stock has a liquidation preference of $11.00 per share, plus accrued and unpaid dividends, and a redemption premium equal to one percent (1%). Commencing on May 31, 2012, the Company has been paying cumulative dividends on the Series A convertible preferred stock monthly in arrears at the annualized rate of $0.77 per share.
The Series A convertible preferred stock is convertible into the Company's common stock, at the option of the holder of the Series A convertible preferred stock, at a conversion price equal to $11.00 per share, beginning one year after the date of issuance. The Company, at its option at any time, may redeem the Series A convertible preferred stock, in whole or in part, at $11.00 per share.

On July 24, 2012, the Company entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which the Company sold 283,018 shares of the Company's Series B convertible preferred stock for gross proceeds of approximately $3.0 million. After deducting offering-related fees and expenses, the aggregate net proceeds to the Company from the sale of the Series B convertible preferred stock were approximately $3.0 million.

The Series B convertible preferred stock has a liquidation preference of $10.60 per share, plus accrued and unpaid dividends, and a redemption premium equal to one percent (1%). Commencing on August 15, 2012, the Company has been paying cumulative dividends on the Series B convertible preferred stock monthly in arrears at an annualized rate of $0.74 per share.

The Series B convertible preferred stock is convertible into the Company's common stock, at the option of the holder of the Series B convertible preferred stock, at a conversion price equal to $10.60 per share, beginning one year after the date of issuance. The Company, at its option at any time, may redeem the Series B convertible preferred stock, in whole or in part, at $10.60 per share.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Series A convertible preferred stock and the Series B convertible preferred stock each ranks senior to the Company's common stock and on parity with each other, and junior to any other preferred stock the Company may issue other than additional series of the Series A convertible preferred stock or Series B convertible preferred stock.

Note 9 — Common Stock

On September 7, 2011, the Company closed its IPO and issued 5.6 million shares of common stock. On November 2, 2011, the Company sold 1.5 million common shares in a follow-on offering. On November 7, 2011, the underwriters exercised their option to purchase additional shares of common stock, which totaled 0.1 million shares. On June 18, 2012, the Company sold in a follow-on offering a total of 3.25 million shares of common stock. On July 2, 2012, the underwriters of the follow-on offering exercised their option to purchase an additional 0.5 million shares of common stock, which closed on July 9, 2012.

As of September 30, 2012 and December 31, 2011, the Company had a total of 11.2 million and 7.3 million shares of common stock outstanding, including unvested restricted shares, and had received aggregate proceeds from common stock issuances of $118.9 million and $78.1 million, respectively.

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

On March 16, 2012, the Company’s Board of Directors authorized and the Company declared an increase to the Company’s annual dividend rate to $0.885, beginning May 9, 2012. Accordingly, on June 15, 2012, the Company paid a dividend of $0.07375 per share to stockholders of record at the close of business on the June 8, 2012.

On June 27, 2012, the Company's Board of Directors authorized and the Company declared an increase to the Company's annual dividend rate to $0.890, beginning August 9, 2012. Accordingly, on September 15, 2012, the Company paid a dividend of $0.07417 per share to stockholders of record at the close of business on September 8, 2012.

On September 30, 2012, the Company's Board of Directors authorized and the Company declared an increase to the Company's annual dividend rate to $0.895 per share, beginning November 9, 2012. On November 15, 2012, the Company will pay a monthly dividend of $0.07458 per share to stockholders of record at the close of business on November 8, 2012.

Note 10 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties subject to environmental-related issues, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 11 — Related Party Transactions and Arrangements

Common Stock Ownership

Certain affiliates of the Company have purchased shares of the Company's common stock. As of September 30, 2012 and December 31, 2011, certain affiliates owned 19.4% and 31.3%, respectively, of the Company's common stock outstanding on a fully diluted basis, including the Contributor's 310,000 OP Units owned by the Company's Sponsor.

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

The following table details the results of such activities related to RCS (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total commissions paid to affiliated Dealer Manager	$—	$919	$—	$919

The Company will reimburse the Manager for services relating to the IPO and the follow-on offerings. The following table details the results of such activities related to organizational and offering costs reimbursed to the Manager (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Offering expense reimbursements	$59	$—	$109	$—

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

The Company will pay the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions declared by the Company for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Our Manager will waive such portion of its management fee in excess of such thresholds. The management fee is payable in cash. No such management fees have been incurred or paid to the Manager since inception.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company may be required to pay the Manager a quarterly incentive fee, calculated based on the Company's annualized earnings, weighted average number of shares and weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No such incentive fees have been incurred or paid to the Manager since inception.

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

The following table details amounts incurred by the Company and contractually due to the Sponsor and the Manager and forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$441	$—	$—	$—
Financing fees and related cost reimbursements	369	—	—	—
Other expense reimbursements	45	—	—	—
On-going fees:
Base management fees	—	278	—	50
Incentive fees	—	—	—	—
Total operational fees and reimbursements	$855	$278	$—	$50

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$1,703	$—	$—	$—
Financing fees and related cost reimbursements	583	—	—	—
Other expense reimbursements	71	—	—	—
On-going fees:
Base management fees	—	664	—	50
Incentive fees	—	—	—	—
Total operational fees and reimbursements	$2,357	$664	$—	$50

Under an administrative support agreement between the Company and the Sponsor, the Sponsor will pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which was one year after the closing of the IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, is less than the amount of the distributions declared by the Company during this one-year period. To the extent these amounts are paid by the Sponsor, they would not be subject to reimbursement by the Company. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table details general and administrative expenses absorbed by the Sponsor during the three and nine months ended September 30, 2012 (amounts in thousands).

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
General and administrative expenses absorbed	$—	$164
The Company had a receivable from affiliates of $0.2 million at September 30, 2012, related to absorbed general and administrative expenses.

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

Under the Equity Plan, the Company's compensation committee is authorized to approve grants of equity-based awards to the Manager. Concurrently with the closing of the IPO, the Company granted to the Manager 167,400 restricted shares of common stock, which was equal to 3.0% of the number of shares of common stock sold through the IPO. This award of restricted shares vests ratably on a quarterly basis over a three-year period beginning on October 1, 2011. The Manager is entitled to receive “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the common stockholders, commencing on the first anniversary of the date of grant. The Manager will defer any distributions payable to it in connection with the restricted stock that it is granted under the Equity Plan until such time as the Company is covering the payment of distributions to the stockholders based on the criteria in the agreement, for the six immediately preceding months. In June 2012, the Company granted to the Manager an additional 93,683 restricted shares of common stock. In June 2012, the Manager distributed these 93,683 restricted shares of common stock to key personnel of an affiliate of the Manager. These restricted shares will vest annually over three years beginning in January 2013. In addition to these restricted stock grants, the Company may from time to time grant additional equity incentive awards to the Manager pursuant to the Equity Plan. The Manager may, in the future, allocate a portion of these awards or ownership or profits interests in it to officers or any other personnel of the Manager or other personnel of the Manager or its affiliates in order to provide incentive compensation to them. For the three and nine months ended September 30, 2012, compensation expense for restricted shares was $0.4 million and $0.7 million, respectively.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Director Stock Plan

Concurrently with the closing of the IPO, the Company granted 3,000 restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director, pursuant to the Director Stock Plan. Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the Board of Directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At September 30, 2012, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of September 30, 2012 and 2011, there were 16,200 and 9,000 unvested restricted shares (the "Directors' shares"), respectively, issued to independent directors under the Director Stock Plan. For the three and nine months ended September 30, 2012 and 2011, respectively, compensation expense for the vesting of Directors' shares was immaterial.

The following table details the restricted shares activity within the Equity Plan and Director Stock Plan during the nine months ended September 30, 2012:

	Equity Plan		Director Stock Plan
	Number of Common Shares	Weighted-Average Issue Price	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	167,400	$12.50	9,000	$12.50
Granted	93,683	10.65	9,000	10.65
Vested	(59,556)	12.41	(1,800)	12.50

Unvested, September 30, 2012	201,527	$12.50	16,200	$11.47

Note 14 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands, expect for shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss from continuing operations attributable to stockholders	$(763)	$(625)	$(3,034)	$(641)
Less: dividends declared on preferred shares	(140)	—	(210)
Net loss from continuing operations attributable to common stockholders	(903)	(625)	(3,244)	(641)
Net loss from discontinued operations attributable to stockholders	(41)	(9)	(440)	(9)
Net loss attributable to common stockholders, net of dividends on preferred shares	$(944)	$(634)	$(3,684)	$(650)

Weighted average common shares outstanding	10,846,432	1,515,710	8,543,365	511,452
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.08)	$(0.41)	$(0.38)	$(1.25)
Basic and diluted net loss per share from discontinued operations attributable to stockholders	$—	$(0.01)	$(0.05)	$(0.02)
Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$(0.42)	$(0.43)	$(1.27)

As of September 30, 2012, the Company had 886,376 OP Units issued, which are convertible to an equal number of shares of the Company's common stock, 217,727 shares of unvested restricted stock outstanding, 545,454 shares of the Company's Series A preferred convertible stock outstanding and 283,018 shares of the Company's Series B preferred convertible stock outstanding, which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 15 — Discontinued Operations and Properties Held for Sale

The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and operating results for those properties as discontinued operations in the accompanying consolidated statements of operations. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of September 30, 2012 and December 31, 2011, the Company held one and two vacant properties, respectively, which were classified as held for sale on the accompanying respective balance sheets.

The Company sold one held for sale property during the three months ended September 30, 2012. See Note 3 — Real Estate Investments.

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

Completion of Acquisition of Assets

The following table presents certain information about the properties that the Company acquired from October 1, 2012 to October 26, 2012 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – September 30, 2012 (2)	124	2,198,877	$235,723
Acquisitions	2	14,985	2,258
Total portfolio – October 26, 2012 (2)	126	2,213,862	$237,981
____________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

(2)
Total portfolio excludes one vacant property contributed in September 2011 which was classified as held for sale at September 30, 2012. The aggregate square footage and original base purchase price of this contributed vacant property was 3,200 and $1.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, to ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. American Realty Capital Properties, Inc. is externally managed by ARC Properties Advisors, LLC (the “Manager”), a Delaware limited liability company, a wholly owned subsidiary of AR Capital, LLC (the “Sponsor”).

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Manager, the affiliated dealer manager of our IPO, as defined below, Realty Capital Securities, LLC ("RCS" or the "Dealer Manager") and other entities affiliated with the Sponsor. As a result, our executive officers, our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us and other investors advised by the Sponsor's affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other programs advised by the Sponsor or such programs' investors, our Manager and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

Overview

We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes for the year ended December 31, 2011. On September 6, 2011, we sold in an IPO a total of 5.6 million shares of common stock. The shares began trading on the NASDAQ Capital Market (“NASDAQ”) under the symbol “ARCP” on September 7, 2011. As of September 30, 2012, we had 11.2 million shares of common stock outstanding, including unvested restricted shares and received aggregate proceeds from common stock issuances of $118.9 million. In addition, as of September 30, 2012, we had received aggregate proceeds of $9.0 million for the issuance of convertible preferred stock.

On August 1, 2012, we filed a universal shelf registration statement and a resale registration statement with the U.S. Securities and Exchange Commission (the "SEC").  Each registration statement became effective on August 17, 2012. The $500.0 million universal shelf registration statement, as amended, will enable us to grow our capital base over time while providing the flexibility to issue common stock, preferred stock, debt or equity-linked securities.  The universal shelf was sized to reflect our current expectation of growth over the next three years.  To date, no common stock, preferred stock, debt or equity-linked security has been issued under the universal shelf registration statement.  The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests. To date, no common stock has been issued under the resale registration statement.

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

Substantially all of our business is conducted through the OP. We are the sole general partner and holder of 92.5% of the equity interest in the OP. ARC Real Estate Partners, LLC (“the Contributor”) and an unaffiliated investor are the limited partners and owners of 2.6% and 4.9%, respectively, of the equity interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

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

As of September 30, 2012, excluding one vacant property classified as held for sale, we owned 124 properties consisting of 2.2 million square feet, 100% leased with a weighted average remaining lease term of 6.8 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of September 30, 2012, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 99% (We have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure.). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) medium-term lease arrangements.

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

We review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.

Real Estate Investments

Upon the acquisition of properties, we will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation will be computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five to seven years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, land improvements, buildings, fixtures and tenant improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values. We utilize independent appraisals and information management obtains on each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, as applicable, to determine the fair values of the tangible assets of an acquired property, amongst other market data.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease intangibles are amortized as an increase to rental income over the remaining term of the lease and any fixed rate renewal periods. In determining the amortization period for below-market lease intangibles, we initially consider, and periodically evaluate on a quarterly basis, the likelihood that a tenant will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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

Results of Operations

We commenced operations in September 2011 in conjunction with the closing of our IPO. As of September 30, 2011, we owned 61 properties with an aggregate original base purchase price of $119.3 million, comprised of 0.8 million square feet, excluding two vacant properties. As of September 30, 2012, we owned 124 properties with an aggregate original base purchase price of $235.7 million, excluding one vacant property that was classified as held for sale. As of September 30, 2012, in total, the properties comprised 2.2 million square feet and were 100% leased. Prior to our IPO closing date, we did not hold any real estate properties, or have any sources of income. Accordingly, our results of operations for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011 reflect significant increases in most categories.

Comparison of the Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Rental Income

Rental income increased by $4.2 million for the three months ended September 30, 2012 to $4.8 million compared to $0.6 million for the three months ended September 30, 2011. Rental income was driven by our acquisition of 63 properties since September 30, 2011 for an aggregate purchase price of $116.4 million as well as revenue for a full three months from the 61 properties contributed in September 2011. The annualized rental income per square foot of the properties at September 30, 2012 was $9.15 with a weighted average remaining lease term of 6.8 years.

Operating Expense Reimbursements

Operating expense reimbursements for the three months ended September 30, 2012 were $0.1 million. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. There was no operating expense reimbursement revenue for the three months ended September 30, 2011, as the tenants in the properties we owned as of September 30, 2011 were directly responsible for all operating costs.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs were $0.8 million for the three months ended September 30, 2012. These costs related to the acquisition of six properties with an aggregate purchase price of $25.7 million. Acquisition and transaction related costs of $0.6 million for the three months ended September 30, 2011, related to the 61 properties that were contributed with an aggregate original base purchase price of $119.3 million.

Property Expenses

Property expenses for the three months ended September 30, 2012 were $0.3 million. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the three months ended September 30, 2011, as the tenants in the properties we owned as of September 30, 2011 were directly responsible for all operating costs.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million to $0.6 million for the three months ended September 30, 2012 compared to $0.1 million for the three months ended September 30, 2011. General and administrative expenses primarily included the amortization of restricted stock, board member compensation and insurance expense, which increased to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2012 was $2.8 million compared to $0.4 million for the three months ended September 30, 2011. The increase in depreciation and amortization expense was driven by our acquisition of 63 properties since September 30, 2011 for an aggregate purchase price of $116.4 million as well as depreciation and amortization expense for a full three months from the 61 properties contributed in September 2011.

Interest Expense

Interest expense for the three months ended September 30, 2012 of $1.1 million, primarily related to outstanding mortgage notes payable of $35.8 million and a weighted average effective interest rate of 4.5% as of September 30, 2012. Interest expense also related to our senior secured revolving credit facility with $91.1 million outstanding and an interest rate of 2.7% at September 30, 2012. Interest expense for the three months ended September 30, 2011 of $0.2 million, primarily related to a mortgage note payable of $13.9 million and $51.5 million outstanding under the senior secured revolving credit facility as of September 30, 2011, both of which were outstanding as of the closing of our formation transaction in connection with the IPO, which occurred in September 2011.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Discontinued Operations

During the three months ended September 30, 2012 and September 30, 2011, we had two vacant properties classified as held for sale on the balance sheet and reported in discontinued operations on the statements of operations. On July 3, 2012, one of these properties was sold for $0.6 million of net proceeds. During the three months ended September 30, 2012 we had net income related to discontinued operations of $3,000, primarily due to refunded utility deposits. During the three months ended September 30, 2011, we had $9,000 of net loss related to discontinued operations, primarily due to depreciation expense. Impairments on held for sale properties for the three months ended September 30, 2012 of $47,000, represents the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs.

Comparison of the Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Rental Income

Rental income for the nine months ended September 30, 2012 increased $10.4 million to $11.0 million, compared to $0.6 million for the nine months ended September 30, 2011. Rental income was driven by our acquisition of 63 properties since September 30, 2011 for an aggregate purchase price of $116.4 million as well as revenue for a full nine months from the 61 properties contributed in September 2011.

Operating Expense Reimbursements

Operating expense reimbursements for the nine months ended September 30, 2012 were $0.2 million. Pursuant to certain of our lease agreements, tenants are required to reimburse us for certain property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. There was no operating expense reimbursement revenue for the nine months ended September 30, 2011, as the tenants in the properties we owned as of September 30, 2011 were directly responsible for all operating costs.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs were $3.3 million for the nine months ended September 30, 2012. These costs related to the acquisition of 36 properties with an aggregate purchase price of $98.9 million. Acquisition and transaction related costs of $0.6 million for the nine months ended September 30, 2011, related to the 61 properties that were contributed with an aggregate original base purchase price of $119.3 million.

Property Expenses

Property expenses for the nine months ended September 30, 2012 were $0.6 million. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. There were no property expenses for the nine months ended September 30, 2011, as the tenants in the properties we owned as of September 30, 2011 were directly responsible for all operating costs.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million to $1.5 million for the nine months ended September 30, 2012 from $0.1 million for the nine months ended September 30, 2011. General and administrative expenses primarily included the amortization of restricted stock, board member compensation, insurance expense and professional fees, which increased to support our larger real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.7 million to $6.1 million for the nine months ended September 30, 2012 from $0.4 million for the nine months ended September 30, 2011. The increase in depreciation and amortization expense was driven by our acquisition of 63 properties since September 30, 2011 for an aggregate purchase price of $116.4 million as well as depreciation and amortization expense for a full three months from the 61 properties contributed in September 2011.

Interest Expense

Interest expense for the nine months ended September 30, 2012 of $2.9 million, primarily related to outstanding mortgage notes payable of $35.8 million and a senior secured revolving credit facility with $91.1 million outstanding as of September 30, 2012. Interest expense for the nine months ended September 30, 2011 of $0.2 million primarily related to a mortgage note payable of $13.9 million and $51.5 million outstanding under the senior secured revolving credit facility as of September 30, 2011, both of which were only outstanding as of the closing of our formation transaction in connection with our IPO, which occurred in September 2011.

Discontinued Operations

During the nine months ended September 30, 2012 and September 30, 2011, we had two vacant properties classified as held for sale on the balance sheet and reported in discontinued operations on the statements of operations. On July 3, 2012, one of these properties was sold for $0.6 million of net proceeds. During the nine months ended September 30, 2012 and 2011, we had a net loss related to discontinued operations of $12,000 and $9,000, respectively. Impairments on held for sale properties for the nine months ended September 30, 2012 of $0.5 million represents the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs.

Cash Flows for the Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, net cash provided by operating activities was $3.4 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities for the nine months ended September 30, 2012 included $3.3 million in acquisition and transaction related costs. Cash flows provided by operating activities during the nine months ended September 30, 2012 was mainly due to net income of $4.3 million (net loss of $3.6 million adjusted for non-cash items including depreciation and amortization, amortization of deferred financing costs, share based compensation and loss on held for sale properties of $7.9 million), an increase in deferred rent of $0.1 million and an increase in accounts payable and accrued expenses of $0.1 million, partially offset by an increase in prepaid and other assets of $1.1 million, primarily due to an increase in unbilled rent receivables in accordance with straight-line basis accounting.

Net cash used in investing activities for the nine months ended September 30, 2012 of $91.9 million, primarily related to the acquisition of 36 properties with an aggregate purchase price of $98.9 million, paid for with cash of $92.5 million and the issuance of OP units of $6.4 million. This cash outflow for acquisitions was partially offset by the sale of one vacant property for net proceeds of $0.6 million.
Net cash provided by financing activities of $89.2 million during the nine months ended September 30, 2012 related to $48.7 million of proceeds, net of repayments, from our senior secured revolving credit facility, $43.3 million of proceeds, net of offering-related costs, from the issuance of common and preferred stock and proceeds from mortgage notes payable of $5.5 million. These inflows were partially offset by distributions to common stockholders of $5.8 million, payments related to financing costs of $1.9 million, distributions to non-controlling interest holders of $0.4 million, and $0.2 million due from affiliated entities.

Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities for the nine months ended September 30, 2011 included $0.6 million in acquisition and transaction related costs. Cash flows provided by operating activities during the nine months ended September 30, 2011 was mainly due to an increase in deferred rent of $0.7 million, which was partially offset by a net loss adjusted for non-cash items of $0.3 million (net loss of $0.7 million adjusted for depreciation and amortization of tangible and intangible real estate assets and amortization of deferred financing costs of $0.4 million), a decrease of $0.1 million in accounts payable and accrued expenses and an increase in prepaid and other assets of $48,000.

Net cash provided by financing activities of $0.6 million during the nine months ended September 30, 2011 related to proceeds from the issuance of common stock of $5.2 million and $0.3 million of proceeds from affiliated entities. These inflows were partially offset by payments related to offering costs of $3.9 million and payments related to financing costs of $1.0 million.
Liquidity and Capital Resources

In September 2011, we sold a total of 5.6 million shares of common stock in connection with our IPO. The shares began trading on NASDAQ under the symbol “ARCP” on September 7, 2011. We obtained our first 63 properties from the Contributor and commenced real estate operations in September 2011. As of September 30, 2012, we owned 124 properties with an aggregate original base purchase price of $235.7 million and one additional vacant property that was classified as held for sale.

We closed a follow-on offering on November 2, 2011 and sold 1.5 million shares of common stock. In addition, on November 7, 2011, the underwriters exercised their option to purchase an additional 0.1 million shares of common stock, which closed on November 7, 2011. On June 18, 2012, the Company sold in a follow-on offering a total of 3.25 million shares of common stock. In addition, on July 2, 2012, the underwriters exercised their option to purchase an additional 0.5 million shares, which closed on July 9, 2012. Through September 30, 2012, we have received net proceeds from the IPO and follow-on offerings of $118.9 million.
On May 11, 2012, we entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which we sold 0.5 million shares of our Series A convertible preferred stock for gross proceeds of $6.0 million and aggregate net proceeds of $5.8 million after offering-related fees and expenses.

On July 24, 2012, we entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which we sold 0.3 million shares of our Series B convertible preferred stock for proceeds of approximately $3.0 million. After deducting for offering-related fees and expenses, our aggregate net proceeds from the sale of our Series B convertible preferred stock were approximately $3.0 million.

On August 1, 2012, we filed a universal shelf registration statement and a resale registration statement with the SEC.  Each registration statement became effective on August 17, 2012. The $500.0 million universal shelf registration statement, as amended, will enable us to grow our capital base over time while providing the flexibility to issue common stock, preferred stock, debt or equity-linked securities.  The universal shelf was sized to reflect our current expectation of growth over the next three years.  To date, no common stock, preferred stock, debt or equity-linked security has been issued under the universal shelf registration statement.  The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests. To date, no common stock has been issued under the resale registration statement.

On September 7, 2011, we closed on a senior secured revolving credit facility with RBS Citizens, N.A. Through an "accordion feature," subject to certain conditions, we may increase the total commitments under the credit facility to $150.0 million. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letters of credit. The credit agreement has a term of 36 months and matures on September 7, 2014, subject to our right to a 24-month extension. As of September 30, 2012, we had $91.1 million outstanding under this facility, which bore an interest rate of 2.7%. As of September 30, 2012, this facility was collateralized by 95 properties. Additional borrowings may become available under this facility based upon the availability of additional collateral, among other factors. As of September 30, 2012, based on the collateral available, this facility was fully utilized. However, as of September 30, 2012, we have $18.9 million available to fund future acquisitions of properties, which may be placed under this facility as collateral when acquired.

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

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three and nine months ended September 30, 2012 (in thousands). Amounts are presented net of any non-controlling interest effect where applicable.

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net loss attributable to stockholders (in accordance with GAAP)	$(804)	$(3,474)
Loss on held for sale properties	44	428
Depreciation and amortization	2,611	5,717
FFO	1,851	2,671
Acquisition and transaction related costs	707	3,060
Amortization of above-market lease asset	52	52
Amortization of deferred financing costs	202	495
Straight-line rent	(218)	(555)
Non-cash equity compensation expense	472	792
AFFO	$3,066	$6,515

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

We, our Board of Directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees waived during the nine months ended September 30, 2012 were $0.3 million; there were no incentive fees earned for the nine months ended September 30, 2012. The fees that were waived relating to the activity during 2012 are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Manager was available to pay dividends to our stockholders. See Note 11 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.

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

In addition, pursuant to our administrative support agreement with our Sponsor, our Sponsor had agreed to pay or reimburse us for certain of our general and administrative costs to the extent that the amount of our dividends declared until September 6, 2012, which was one year following the closing of our IPO exceed the amount of our AFFO in order that such dividends do not exceed the amount of our AFFO, computed without regard to such general and administrative costs paid for, or reimbursed, by our Sponsor.

As our real estate portfolio matures, we expect cash flows from operations to cover our dividends. As the cash flows from operations become more significant, our Manager may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with the agreement with our Manager. There can be no assurance that our Manager will continue to waive earned asset management or incentive fees in the future.

The following table shows the sources for the payment of dividends to common stockholders for the three and nine months ended September 30, 2012 (dollars in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Dividends	Percentage of Dividends	Dividends	Percentage of Dividends
Dividends paid in cash	$2,413		$5,554
Source of dividends:
Cash flows provided by operations (1)	2,256	93.5%	3,417	61.5%
Proceeds from financing activities	157	6.5%	2,137	38.5%
Total sources of dividends	$2,413	100.0%	$5,554	100.0%
Net loss attributable to stockholders (in accordance with GAAP)	$(804)		$(3,474)
____________________________________

(1)
Dividends paid from cash provided by operations are derived from cash flows from operations (GAAP basis) for the three and nine months ended September 30, 2012. Cash flows provided by operations include $0.8 million and $3.3 million of acquisition and transaction related expenses incurred during the three and nine months ended September 30, 2012.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2012, we were in compliance with the debt covenants under our loan agreements.

As of September 30, 2012, we had non-recourse mortgage indebtedness secured by real estate of $35.8 million. Our mortgage indebtedness bore interest at weighted average rate of 4.52% per annum and had a weighted average maturity of 3.8 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

On September 7, 2011, we closed on a senior secured revolving credit facility with RBS Citizens, N.A. Through an "accordion feature," subject to certain conditions, we may increase the total commitments under the credit facility to $150.0 million. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letters of credit. The credit agreement has a term of 36 months and matures on September 7, 2014, subject to our right to a 24-month extension.

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

As of September 30, 2012, there was $91.1 million outstanding on this facility, which bore an interest rate of 2.7%, collateralized by 95 properties. Additional borrowings may become available under this facility based upon the availability of additional collateral, among other factors. In September 2012, we expanded the facility to allow for additional future acquisitions. As a result, we had $18.9 million available for future acquisitions as of September 30, 2012.

As of September 30, 2012, we had aggregate indebtedness secured by real estate of $126.9 million, which was collateralized by 124 properties. At September 30, 2012, our corporate leverage ratio (total mortgage notes payable plus outstanding advances under our senior secured revolving credit facility less cash and cash equivalents divided by base purchase price of acquired properties) was 52.2%.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

	Total	Remainder of 2012	2013 – 2014	2015 – 2016	Thereafter
Principal payments due on mortgage notes payable	$35,760	$—	$263	$25,527	$9,970
Interest payments due on mortgage notes payable	5,941	403	3,220	2,163	155
Principal payments due on senior secured revolving credit facility	91,090	—	91,090	—	—
Interest payments due on senior secured revolving credit facility	4,761	615	4,146	—	—
Total	$137,552	$1,018	$98,719	$27,690	$10,125

Election as a REIT

We qualified as a REIT under Sections 856 through 860 of the Code for U.S. federal income tax purposes for the year ended December 31, 2011. Shares of our common stock are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. Our charter, subject to certain exceptions, limits ownership to no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Consistent with our charter, our Board of Directors has increased such ownership limits as they apply to our Sponsor and its affiliates to no more than 28.0%, and has further limited the ownership limits as they apply to everyone else to no more than 5.25%, in value of the aggregate of our outstanding shares of stock and in value or in number of shares, whichever is more restrictive, of any class or series of our shares of stock. Consistent with our charter, our Board of Directors has granted an exemption from the ownership limits and established an excepted holder limit with respect to the holders of our Series A convertible preferred stock and Series B convertible preferred stock as it relates to all outstanding Series A convertible preferred stock and Series B convertible preferred stock, respectively.

We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to continue to qualify to be taxed as a REIT for the taxable year ending December 31, 2012.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay certain fees or reimbursements to our Sponsor, our Manager or their affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 11 — Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

As of September 30, 2012, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying value of $85.8 million and a fair value of $85.8 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $0.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.6 million.

As of September 30, 2012, our debt included variable-rate debt with a carrying value of $41.1 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.4 million annually.

As the information presented above includes only those exposures that existed as of September 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For the three months ended September 30, 2012, our dividends paid of $2.4 million was funded from $2.3 million of cash flow provided by operations and $0.1 million from proceeds of financings. For the nine months ended September 30, 2012, our dividends paid of $5.6 million was funded from $3.4 million of cash flow from operations and $2.2 million of proceeds from financings. Additionally, we may in the future pay dividends from sources other than from our cash flow from operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 11, 2012, we entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which we sold 0.5 million shares of our Series A convertible preferred stock for gross proceeds of $6.0 million and aggregate net proceeds of $5.8 million after offering-related fees and expenses.
On May 31, 2012, through our operating partnership, we issued 576,376 OP Units valued at approximately $6.4 million as partial consideration for the acquisition of the FedEx Freight distribution facilities. The OP Units were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder, to an “accredited investor,” as that term is defined in Rule 501 of Regulation D, for transactions not involving a public offering.
On July 24, 2012, we entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended) pursuant to which we sold 0.3 million shares of our Series B convertible preferred stock for proceeds of approximately $3.0 million. After deducting for offering-related fees and expenses, our aggregate net proceeds from the sale of our Series B convertible preferred stock were approximately $3.0 million.

We have primarily used the net proceeds from the issuance of common and preferred stock to acquire single-tenant, freestanding commercial real estate primarily subject to medium-term net leases with high credit quality tenants. As of September 30, 2012, we have used the net proceeds from the issuance of common and preferred stock, revolving credit facility, and debt financings to purchase 124 properties with an aggregate purchase price of $235.7 million.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By: /s/ NICHOLAS S. SCHORSCH Nicholas S. Schorsch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ BRIAN S. BLOCK Brian S. Block Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2012

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.38 *	Second Amendment to Credit Agreement dated May 21, 2012
10.39 *	Third Amendment to Credit Agreement dated August 16, 2012
10.40 *	Fourth Amendment to Credit Agreement dated September 28, 2012
14 (1)	Code of Ethics
21 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_______________________________________________
*        Filed herewith
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2012.