Form 10-K
period 2012-12-31
American Realty Capital Properties, Inc.
filed 2013-02-28
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 001-35263

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-2482685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Name of each exchange on which registered:
Common Stock, $0.01 par value per share		NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012 was $88.2 million.

The number of outstanding shares of the registrant’s common stock on February 15, 2013 was 13,134,966 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Properties, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. As used herein, the terms “ARCP,” “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including ARC Properties Operating Partnership, L.P., a Delaware limited partnership of which we are the sole general partner, which we refer to in this Annual Report on Form 10-K as our “OP”; “our Manager” refers to ARC Properties Advisors, LLC, a Delaware limited liability company, our external manager; “ARC” or “our Sponsor” refers to AR Capital, LLC (formerly known as American Realty Capital II, LLC) and its affiliated companies, our sponsor; and “the Contributor” refers to ARC Real Estate Partners, LLC, an affiliate of our Sponsor, which contributed its 100% indirect ownership interests in the properties contributed to our OP in the formation transactions related to our initial public offering, or our IPO, described elsewhere in this Annual Report on Form 10-K, or the formation transactions.

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Manager, the affiliated dealer manager of our IPO, Realty Capital Securities, LLC (“RCS” or the “affiliated Dealer Manager”) and other American Realty Capital-affiliated entities. As a result, our executive officers, our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay substantial fees to our Manager.

•	We may not derive the expected benefits of the Merger with American Realty Capital Trust III, Inc. and Internalization (each as defined herein) or may not derive them in the expected amount of time.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes certain unaudited pro forma consolidated financial information. We use the terms “on a combined basis”, “pro forma” and “on a pro forma basis” throughout this Annual Report on Form 10-K. The pro forma consolidated financial information combines the historical financial statements of ARCP and American Realty Capital Trust III, Inc. (“ARCT III”) after giving effect to the Merger, as described in further detail below, using the carryover basis of accounting as ARCP and ARCT III are considered to be entities under common control under United States generally accepted accounting principles (“U.S. GAAP”). The unaudited pro forma consolidated financial information should be read in conjunction with ARCP’s historical consolidated financial statements including the notes thereto, and the notes to the unaudited pro forma consolidated financial statements contained elsewhere in this report.
The unaudited pro forma consolidated financial information is presented for illustrative purposes only and does not purport to be indicative of the results that would actually have occurred if the Merger between ARCP and ARCT III had occurred as presented in such statements or that may be obtained in the future. In addition, future results may vary significantly from the results reflected in such statements.
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:

We use the term “net lease” throughout this Annual Report on Form 10-K. Under a net lease, the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and routine maintenance in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for capital expenditures, including the repair or replacement of specific structural and/or bearing components of a property, such as the roof or structure of the building. Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.

We use the term “modified gross lease” throughout this Annual Report on Form 10-K. Under a modified gross lease, the commercial enterprises occupying the leased property pay base rent plus a proportional share of some of the other costs associated with the property, such as property taxes, utilities, insurance and maintenance.

We use the term “credit tenant” throughout this Annual Report on Form10-K. When we refer to a “credit tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “credit tenant” even though it does not have an investment grade credit rating, we do so based on our Manager's reasonable determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. This reasonable determination in on our Manager's substantial experience closing net lease transactions and is made after evaluating all tenants' due diligence materials that are made available to us, including financial statements and operating data.

We use the term “annualized rental income” throughout this Annual Report on Form 10-K. When we refer to “annualized rental income,” we mean the rental income under our leases reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by U.S. GAAP, which includes the effect of tenant concessions such as free rent, as applicable. We also use the term annualized rental income/net operating income (“NOI”) throughout this Annual Report on Form 10-K. When we refer to “annualized rental income/NOI” for net leases, we mean rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent as applicable. For modified gross leased properties, NOI is rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property expenses.

When we refer to properties that are net leased on a “medium-term basis,” we mean properties originally leased long term (10 years or longer) that are currently subject to net leases with remaining primary lease terms of generally three to eight years, on average.

PART I

Item 1. Business.

Overview

We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Stock Market (“NASDAQ”) under the symbol “ARCP” on September 7, 2011.

We were formed to acquire and own single-tenant, freestanding commercial real estate primarily subject to medium-term net leases with high credit quality tenants. Following the Merger discussed below, our long-term business plan will be to acquire a portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to develop growth potential from below market leases.  Additionally, following the Merger, we will own a portfolio that uniquely combines ARCT III's portfolio of properties with stable income from high credit quality tenants, with our portfolio, which has substantial growth opportunities.

Substantially all of our business is conducted through the OP. As of December 31, 2012, we are the sole general partner and holder of 92.5% of the equity interest in the OP. The Contributor and an unaffiliated investor are the limited partners and owners of 2.6% and 4.9%, respectively, of the equity interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our Manager. The Sponsor provides certain acquisition and debt capital services to us. These related parties, including the Manager, the Sponsor and the Sponsor's wholly owned broker-dealer, RCS, have received compensation and fees for services provided to us, and will continue to receive compensation and fees and for investing, financing and management services provided to us.

As of December 31, 2012, excluding one vacant property classified as held for sale, we owned 146 properties consisting of 2.4 million square feet, 100% leased with a weighted average remaining lease term of 6.7 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2012, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 97% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) medium-term lease arrangements.

As of December 31, 2012, ARCP and ARCT III on a combined basis, excluding one vacant property classified as held for sale, owned 653 properties consisting of 15.4 million square feet, 100% leased with a weighted average remaining lease term of 11.4 years. As of December 31, 2012, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 78% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure).

Merger Agreement

On December 14, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARCT III, and certain subsidiaries of each company. The Merger Agreement provides for the Merger of ARCT III with and into a subsidiary of ours (the “Merger”). The independent members of the boards of directors of both companies have, by unanimous vote, approved the Merger and the other transactions contemplated by the Merger Agreement.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of ARCT III will be converted into the right to receive (i) 0.95 of a share of our common stock or (ii) $12.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 30% of the shares of ARCT III's common stock issued and outstanding as of immediately prior to the closing of the Merger. In addition, each outstanding unit of equity ownership of the ARCT III operating partnership (“ARCT III OP”) will be converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.

Upon the consummation of the Merger with ARCT III, ARCT III's advisor, an affiliate of our Sponsor and Manager, will be entitled to subordinated distributions of net sales proceeds from the ARCT III OP estimated to be valued at approximately $59.0 million, assuming an implied price of ARCT III common stock of $12.26 (closing stock price on December 14, 2012) per share in the Merger (which assumes that 70% of the Merger consideration is ARCP common stock based on a per share price of $12.90 and 30% of the Merger consideration is cash). Such subordinated distributions of net sales proceeds, which will be payable in the form of units of equity ownership of the ARCT III OP, which we refer to as ARCT III OP Units, will automatically convert into units of equity ownership of the ARCP OP. The parties have agreed that such ARCP OP Units will be subject to a minimum one-year holding period before being exchangeable into our common stock.
Upon consummation of the Merger, the vesting of the shares of our outstanding restricted stock will be accelerated.
In connection with the Merger, we also have entered into an agreement with ARC and its affiliates to internalize, upon consummation of the Merger, certain functions currently performed by them including acquisition, accounting and portfolio management services (the “Internalization”). In connection with the Internalization, (i) we and our Sponsor have agreed to terminate the acquisition and capital services agreement dated September 6, 2011, between us which will eliminate acquisition and financing fees payable by us (except with respect to certain enumerated properties that were in our pipeline at the time we entered into the Merger Agreement) and (ii) our Manager agreed to reduce asset management fees from an annualized 0.50% of the unadjusted book value of all our assets to 0.50% for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. In addition, we agreed to pay $5.8 million for certain furniture, fixtures, equipment and other assets as well as certain costs related to the Merger.
We and ARCT III have made certain customary representations and warranties to each other in the Merger Agreement. Each of the companies has agreed, among other things, not to solicit, initiate, knowingly encourage or knowingly facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire us or ARCT III, as applicable, and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding us or ARCT III, as applicable. Each of the companies has also agreed to certain other restrictions on their ability to respond to any such proposals. The Merger Agreement also includes certain termination rights for both us and ARCT III and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we or ARCT III, as applicable, may be required to pay to the other party reasonable out-of-pocket transaction expenses up to an amount equal to $10.0 million. Note that the Merger Agreement does not provide for the payment of a customary break-up fee by any party thereto in the event of a termination of the Merger Agreement without a closing of the Merger.
The completion of the Merger is subject to certain conditions and is expected to be consummated on February 28, 2013. Complete information on the Merger, including the Merger background, reasons for the Merger, who may vote, how to vote and the time and place of the Company stockholder meeting was included in a definitive joint proxy statement/prospectus filed by ARCP and ARCT III with the SEC on January 18, 2013.

Credit Facility

On February 14, 2013, ARCT III entered into a $875.0 million unsecured credit facility with Wells Fargo Bank, National Association acting as administrative agent (the “New Credit Facility”), which we will assume as of the consummation of the Merger. Capital One, N.A. and JP Morgan Chase Bank, N.A. will participate as documentation agents and RBS Citizens, N.A. and Regions Bank will act as syndication agents for the credit facility. The credit facility provides financing to ARCT III which can be increased, subject to certain conditions and through an additional commitment, to up to $1.0 billion.

The $875.0 million unsecured credit facility includes a $525.0 million term loan facility and a $350.0 million revolving credit facility. Loans under the credit facility will be priced at their applicable rate plus 160 to 220 basis points, based upon ARCT III's current leverage. To the extent that ARCT III or, upon the consummation of the Merger, we receive an investment grade credit rating from a major credit rating agency, borrowings under the facility will be priced at the applicable rate plus 115 to 200 basis points. We or ARCT III will have the ability to make fixed rate borrowings under this facility as well.

Additionally, upon consummation of the Merger, our senior secured revolving credit facility with RBS Citizens, N.A. of up to $150.0 million (the “RBS Facility”) will be paid off in full and terminated. As of December 31, 2012, there was $124.6 million outstanding under this facility.

Additionally, upon consummation of the Merger, we expect to enter into a bridge facility, subject to entering into definitive agreements and customary conditions thereunder, with a lender for up to $200.0 million (which may be reduced by up to $125.0 million  on a dollar for dollar basis to the extent such lender provides a commitment under the New Credit Facility described above). Assuming no such reduction under the bridge facility and an additional commitment to the New Credit Facility, we may have access to up to $1.2 billion in financing through the New Credit Facility and the bridge facility.

Accounting Treatment of the Merger

We and ARCT III are considered to be entities under common control. Both entities’ advisors are wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have significant ownership interests in us and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities are contractually eligible to charge significant fees for their services to both of the companies including asset management fees, incentive fees and other fees. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the Merger on the same basis as they were carried by the companies on the Merger date.

Merger Status

On February 26, 2013, our stockholders approved the issuance of our common stock in connection with the Merger at a Special Meeting of our stockholders. More than 97 percent of the shares voting at the Special Meeting voted in favor of the issuance of our common stock in connection with the Merger, representing more than 55 percent of all outstanding shares.

On February 26, 2013, ARCT III's stockholders approved the Merger with us and the other transactions contemplated by the Merger Agreement at the Special Meeting of ARCT III's Stockholders. More than 98 percent of the shares voting at the Special Meeting voted in favor of the Merger and the other transactions contemplated by the Merger Agreement, representing more than 68 percent of all outstanding shares.

As a result, the Merger is expected to close on or about February 28, 2013.

Formation Transactions

At the completion of the IPO, the Contributor, an affiliate of the Sponsor, contributed to the OP its indirect ownership interests in certain assets of ARC Income Properties, LLC and ARC Income Properties III, LLC (the “Contributed Companies”). Assets contributed included (1) 59 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, or collectively, Citizens Bank, one property presently leased to Community Bank, N.A, or Community Bank, and one property leased to Home Depot U.S.A., Inc., or Home Depot, and (2) two vacant properties. Additionally, the OP assumed certain liabilities of the Contributed Companies, including $30.6 million of unsecured notes payable and $96.2 million of mortgage notes secured by the contributed properties.

Investment Policies

Our primary business objective is to generate dependable monthly cash dividends from a consistent and predictable level of funds from operations (“FFO”) per share and capital appreciation associated with extending expiring leases or repositioning our properties for lease to new credit tenants upon the expiration of a net lease. Upon consummation of the Merger, we will own a portfolio that uniquely combines ARCT III's portfolio of properties with stable income from high credit quality tenants, with our portfolio, which has substantial growth opportunities. The long-term business plan for the combined company contemplates the combined portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. The combined portfolio is additionally expected to develop growth potential from below market leases. We expect to achieve these objectives by acquiring net leased properties that either (a) have in-place rental rates below current average asking rents in the applicable submarket and are located in submarkets with stable or improving market fundamentals or (b) provide an essential location or infrastructure that is essential to the business operations of the tenant, which we believe will incent the existing tenant or a new credit tenant to re-lease the property at a higher rental rate upon the expiration of the existing lease. We have also observed that the acquisition opportunities available in the net lease market are predominantly long-term leases.

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

Investing in Real Property

We invest, and expect to continue to invest, in primarily freestanding, single-tenant retail properties net-leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Manager will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Manager will have substantial discretion with respect to the selection of specific investments, subject to approval of our board of directors.

The following table lists the tenants whose annualized rental income, on a straight-line basis, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2012 and 2011:

Tenant	2012	2011
Citizens Bank	28.7%	62.9%
GSA	11.6%	*
John Deere	10.0%	*
Home Depot	*	21.1%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The following table lists the states where we have concentrations of properties where annual rental income, on a straight-line basis, represented greater than 10% of consolidated annualized rental income, on a straight-line basis, as of December 31, 2012 and 2011:

State	2012	2011
Michigan	15.2%	23.4%
Ohio	10.8%	16.8%
South Carolina	10.6%	23.4%
Iowa	10.0%	*
_______________________________________________
* The state's annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The following pro forma table lists the tenants whose annualized rental income, on a straight-line basis, represented greater than 10% of pro forma ARCP and ARCT III annualized rental income on a straight-line basis as of December 31, 2012:

Tenant	2012
Dollar General	12.3%
Citizens Bank	11.8%
FedEx	10.2%

The following table lists the states where ARCP and ARCT III have concentrations of properties where annual rental income, on a straight-line basis, represented greater than 10% of pro forma annualized rental income, on a straight-line basis, as of December 31, 2012:

State	2012
Illinois	11.2%

We do not have any specific policy as to the amount or percentage of our assets which will be invested in any specific property, other than the requirements under REIT qualification rules. We currently anticipate that our real estate investments will continue to be diversified in multiple net leased single tenant properties and in multiple geographic markets.

Purchase and Sale of Investments

We may deliberately and strategically dispose of properties in the future and redeploy funds into new acquisitions that align with our strategic objectives. Further, on a limited and opportunistic basis, we intend to acquire and promptly resell medium-term net lease assets for immediate gain. To the extent we engage in these activities, to avoid adverse U.S. federal income tax consequences, we generally must do so through a taxable REIT subsidiary (“TRS”). In general, a TRS is treated as a regular “C corporation” and therefore must pay corporate-level taxes on its taxable income. Thus, our yield on such activities will be reduced by such taxes borne by the TRS. Depending on the strategic alternative we ultimately decide to pursue, our two properties held by our TRS may be an example of the execution of this strategy.

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

We generally seek to finance our properties with or acquire properties subject to long-term, fixed-rate, non-recourse debt, effectively locking in the spread we expect to generate on our properties and isolating the default risk to solely the properties financed. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed. We expect that over time the leverage on net leased properties with medium-term remaining lease durations will be approximately 45% to 55% of the property value. At December 31, 2012, our corporate leverage ratio (total mortgage notes payable plus outstanding advances under the RBS Facility less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 58.7%. On a pro forma basis for ARCP and ARCT III combined, our corporate leverage ratio is expected to be approximately 46.8% .

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

Dividend Policy

We intend to pay regular monthly dividends to holders of our common stock, Series A convertible preferred stock, Series B convertible preferred stock and OP units. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Our ability to make dividends may be limited by the New Credit Facility, pursuant to which our dividends may not exceed the greater of (i) 95.0% of our adjusted funds from operations (“AFFO”) or (ii) the amount required for us to qualify and maintain our status as a REIT.

In September 2011, our board of directors authorized, and we began paying dividends in October 2011, on the fifteenth day of each month to common stockholders of record at the close of business on the eighth day of such month. Since October 2011, the board of directors has authorized the following increases in our common stock dividends:

Dividend increase declaration date	Annualized dividend per share	Effective date
September 7, 2011	$0.8750	10/9/2011
February 27, 2012	$0.8800	3/9/2012
March 16, 2012	$0.8850	6/9/2012
June 27, 2012	$0.8900	9/9/2012
September 30, 2012	$0.8950	11/9/2012
November 29, 2012	$0.9000	2/9/2013

Commencing on May 31, 2012, we have been paying cumulative dividends on the Series A convertible preferred stock monthly in arrears at the annualized rate of $0.77 per share. Commencing on August 15, 2012, we have been paying cumulative dividends on the Series B convertible preferred stock monthly in arrears at an annualized rate of $0.74 per share.

We have the ability to fund dividends from any source, including borrowing funds and using the proceeds of equity and debt offerings. Dividends made by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements.

We, our board of directors and our Manager share a similar philosophy with respect to paying our dividend. The dividend should principally be derived from cash flows generated from real estate operations. The management agreement with our Manager, prior to the amendment thereof in connection with the Merger, provided for payment of the asset management fee only if the full amount of the dividends declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than the amount of our AFFO. This condition has been satisfied. Prior to when it was satisfied, our Manager waived such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, increased our AFFO so that it equaled the dividends declared by us in respect of our OP units for the prior six months. For the year ended December 31, 2012, approximately $1.0 million in fees were waived by our Manager.

Pursuant to our administrative support agreement with our Sponsor, which terminated in accordance with its terms on September 6, 2012, our Sponsor had agreed to pay or reimburse us for certain of our general and administrative costs to the extent that the amount of our dividends declared during the one-year period following the closing of this offering exceeded the amount of our AFFO in order that such dividends do not exceed the amount of our AFFO, computed without regard to such general and administrative costs paid for, or reimbursed, by our Sponsor. To the extent these amounts are paid by ARC, they would not be subject to reimbursement by us. For the year ended December 31, 2012, $0.2 million of our general and administrative expenses were paid or reimbursed to our Sponsor pursuant to our administrative support agreement. For the year ended December 31, 2011, none of our general and administrative expenses were absorbed by our Sponsor.

As our real estate portfolio matures and one-time acquisition and transaction expenses are significantly reduced, we expect cash flows from operations to cover a more significant portion of our dividends and over time to cover dividends. As the cash flows from operations become more significant our Manager may discontinue its past practice of forgiving fees and may charge the entire fee in accordance with our management agreements. There can be no assurance that the Manager will continue to waive asset management fees beyond the agreed upon limits in the future.

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

Employees

We currently have no employees. Our chief executive officer, our president, our executive vice president and chief investment officer and our other executive officer are executives of ARC. Once our Merger with ARCT III occurs, we plan to internalize certain accounting and property acquisition and management functions and will have our own staff to perform these functions.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our registration statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates www.americanrealtycapitalproperties.com or at www.americanrealtycap.com. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A. Risk Factors

This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.”  Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock.

Risks Related to Our Properties and Operations

Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.

We acquire and intend to continue to acquire primarily freestanding, single tenant retail properties net leased primarily to investment grade and other credit tenants The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds, including ARC and its affiliates and other REITs and funds sponsored or advised by ARC or its affiliates, and these competitors may have greater financial resources than us and a greater ability to borrow funds and acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders could be materially and adversely affected.

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

We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues. If a lease is terminated or defaulted on, we may experience difficulty or significant delay in re-leasing such property, or we may be unable to find a new tenant to re-lease the vacated space, which could result in us incurring a loss. The current economic conditions may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

The failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on us.

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

We rely significantly on eight major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2012, the following eight major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

•	Citizens Bank represented 28.7% of total annualized rental income;
•	U.S. General Services Administration ("GSA") represented 11.6% of total annualized rental income;
•	John Deere represented 10.0% of total annualized rental income;
•	Home Depot represented 9.6% of total annualized rental income;
•	Advance Auto represented 7.2% of total annualized rental income;
•	Dollar General represented 6.8% of total annualized rental income;
•	FedEx represented 5.9% of total annualized rental income; and
•	Walgreens represented 5.1% of total annualized rental income.

On a pro forma basis, as of December 31, 2012, the following five major tenants had annualized rental income on a straight-line basis, which represented 5% or more of pro forma total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants:

•	Dollar General represented 12.3% of total annualized rental income;
•	Citizens Bank represented 11.8% of total annualized rental income;
•	FedEx represented 10.2% of total annualized rental income;
•	AON Corporation represented 7.5% of total annualized rental income; and
•	Walgreens represented 6.2% of total annualized rental income.

Therefore, the financial failure of a major tenant is likely to have a material adverse effect on the results of operations and financial condition. In addition, the value of the investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of the investments and have a material adverse effect on the results from operations.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2012:

•	approximately $3.6 million, or 15.2%, of our annualized rental income came from properties located in Michigan;
•	approximately $2.5 million, or 10.8%, of our annualized rental income came from properties located in Ohio;
•	approximately $2.5 million, or 10.6%, of our annualized rental income came from properties located in South Carolina;
•	approximately $2.4 million, or 10.0%, of our annualized rental income came from properties located in Iowa;
•	approximately $2.2 million, or 9.5%, of our annualized rental income came from properties located in New York;
•	approximately $1.2 million, or 5.2%, of our annualized rental income came from properties located in Missouri; and
•	approximately $1.2 million, or 5.1%, of our annualized rental income came from properties located in Illinois.

As of December 31, 2012, our tenants operated in 26 states. Any downturn in one or more of these states, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company.

On a pro forma basis, we and ARCT III combined are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We and ARCT III combined are subject to geographic concentrations, the most significant of which are the following as of December 31, 2012:

•	approximately $16.3 million, or 11.2%, of our annualized rental income came from properties located in Illinois;
•	approximately $8.8 million, or 6.0%, of our annualized rental income came from properties located in Missouri;
•	approximately $7.9 million, or 5.4%, of our annualized rental income came from properties located in Ohio;
•	approximately $7.7 million, or 5.3%, of our annualized rental income came from properties located in Michigan; and
•	approximately $7.5 million, or 5.2%, of our annualized rental income came from properties located in North Carolina.

As of December 31, 2012, our combined tenants operated in 44 states. Any downturn in one or more of these states, or in any other state in which we and ARCT III may have a significant credit concentration in the future, could result in a material reduction of our combined cash flows or material losses to the Company on a combined basis.

Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.

Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain leases and leases we may have in the future with our tenants, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make dividends to holders of our capital stock may be reduced.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to you.
The vast majority of our rental income comes from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
Long-term leases with tenants may not result in fair value over time.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

Any of our properties that incurs a vacancy could be difficult to sell or re-lease.

One or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties, including our presently vacant property. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

As of December 31, 2012, our tenants operate in eleven industries and on a pro forma basis will operate in 19 industries. Any downturn in one or more of these industries, or in any other industry in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to our company.

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

As of December 31, 2012, 3% of our annualized rental income come and on a pro forma basis 22% of our annualized rental income is derived from tenants who do not have credit ratings or are rated below investment grade by a major rating agency. We also may invest in other properties in the future where the underlying tenant's credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

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

Our cash flows provided by operations were $6.1 million for the year ended December 31, 2012. For the year ended December 31, 2012, our dividends paid of $8.4 million was funded from $6.1 million of cash flow provided by operations and $2.5 million from proceeds of financings. Additionally, we may in the future pay dividends from sources other than from our cash flow from operations.

Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay dividends. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Sponsor, and/or our Manager's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from offerings of securities. Moreover, our board of directors may change our dividend distribution policy, in its sole discretion, at any time. Dividends made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the applicable offering. We have not established any limit on the amount of proceeds from an offering that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.

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

We disclose adjusted funds from operations ("AFFO"), a non-GAAP financial measure, including in documents filed with the SEC; however, AFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors AFFO, which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Adjusted Funds from Operations.'' AFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. AFFO and GAAP net income differ because AFFO excludes gains and losses from the sale of property, plus depreciation and amortization, merger related costs, acquisition-related fees and expenses and other non cash charges.
Because of the differences between AFFO and GAAP net income or loss, AFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, AFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider AFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate AFFO. Also, because not all companies calculate AFFO the same way, comparisons with other companies may not be meaningful.

Operating expenses of our properties will reduce our cash flow and funds available for future distributions.

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

We have greater exposure to operating costs when we invest in properties leased to the GSA.
We invest in properties leased to the GSA. As of December 31, 2012, 11.6% of our total annualized rental income was attributable to leases with the GSA. Such leases with the GSA are typical GSA-type leases. These leases do not provide that the GSA is wholly responsible for operating costs of the property, but include an operating cost component within the rent we receive that increases annually by an agreed-upon percentage based upon the Consumer Price Index (the "CPI"). Thus, we will have greater exposure to operating costs on our properties leased to the GSA because if the operating costs of the property increase faster than the CPI, we will bear those excess costs.

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

The amount of consideration we paid the Contributor, an affiliate of our Sponsor, for the 63 properties we acquired in our formation transactions, as determined by an independent third-party investment valuation, may have been greater than the value of such properties, because the amount of consideration for such properties was not determined as a result of arm’s-length negotiations. Further, we have not obtained a recent appraisal of the fair market value of the properties nor solicited third-party bids for the properties for purposes of creating a market check on their value. Conflicts of interest existed in connection with the transaction in which interests in these properties were contributed to our operating partnership. There can be no assurance that the values reflected in the independent third-party investment valuation that we obtained reflect the fair market value of the properties were they to be sold in an arm’s-length transaction. As a result, the price paid by us for the acquisition of the assets in the formation transactions may have exceeded the fair market value of those assets. The aggregate historical combined net book value of the real estate assets acquired by us in the formation transactions was $109.5 million.

We have assumed, and expect in the future to continue to assume, liabilities in connection with our property acquisitions, including unknown liabilities.

As part of the formation transactions, we assumed existing liabilities of our initial property subsidiaries, including, but not limited to, liabilities in connection with our initial properties, some of which may have been unknown or unquantifiable at the time the formation transactions were consummated. In addition, we have assumed existing liabilities related to our subsequent property acquisitions, and expect in the future to continue to assume existing liabilities related to our property acquisitions. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, they could adversely affect our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which would include ARC or any ARC-sponsored program ("ARC Fund")) offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders may be adversely affected.

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

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or the IASB, conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Based on comments received, it was announced in January 2013 that a revised Exposure is expected to be released in the second quarter of 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.

We will rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.

In order to qualify as a REIT under the Code, we will be required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.

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

As of December 31, 2012, our aggregate indebtedness was approximately $160.4 million and on a pro forma basis is expected to be approximately $1.0 billion. We may incur significant additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property.

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

Our existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our dividend and operating policies and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, future agreements may contain, and any future company credit facilities likely will contain, financial covenants, including certain coverage ratios and limitations on our ability to incur secured and unsecured debt, make dividends, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Specifically, our ability to make dividends may be limited by the New Credit Facility, pursuant to which our dividends may not exceed the greater of (i) 95.0% of our AFFO or (ii) the amount required for us to qualify and maintain our status as a REIT. Covenants under any future indebtedness may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

Increases in interest rates would increase the amount of our variable-rate debt payments and could limit our ability to pay dividends to our stockholders.

Indebtedness under the new credit facility is subject to, and we may incur additional indebtedness in the future subject to, floating interest rates, and as a result, increases in interest rates on such indebtedness would reduce our cash flows and our ability to pay dividends to our stockholders. In addition, if we are required to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which might reduce the realization of the return on such investments.

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

The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth, which if significantly slower than expected could have a negative impact on the performance of our investment portfolio.
The U.S. economy is in its third year of recovery from a severe global recession and the commercial real estate markets stabilized and began to recover in 2011. Based on moderate economic growth in the future, and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors over the next two years. Nevertheless, this ongoing economic recovery remains fragile, and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected as a result of reduced tenant demand. A severe weakening of the economy or a renewed recession could also lead to higher tenancy default and vacancy rates, which could create an oversupply of rentable space, increased property concessions and tenant improvement expenditures and reduced rental rates to maintain occupancies. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact  our portfolio, and decrease the value of your investment.

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

We may be required to make significant capital expenditures to improve our properties in order to retain and attract tenants, causing a decline in operating revenue and reducing cash available for debt service and distributions to stockholders.

Upon expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, build-to-suit remodeling and other improvements. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which would result in declines in revenue from operations and reduce cash available for debt service and dividends to stockholders.

Difficult conditions in the commercial real estate markets may cause us to experience market losses related to our holdings, and these conditions may not improve in the near future.

Our results of operations are materially affected by conditions in the real estate markets, the financial markets and the economy generally and may cause commercial real estate values, including the values of our properties, and market rental rates, including rental rates that we are able to charge, to decline significantly. Recent economic and credit market conditions have contributed to increased volatility and diminished expectations for real estate markets, as well as adversely impacted inflation, energy costs, geopolitical issues and the availability and cost of credit, and may continue to do so going forward. The further deterioration of the real estate market may cause us to record losses on our assets, reduce the proceeds we receive upon sale or refinance of our assets or adversely impact our ability to lease our properties. Declines in the market values of our properties may adversely affect our results of operations and credit availability, which may reduce earnings and, in turn, cash available for dividends to our stockholders. Economic and credit market conditions may also cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our cash flows.

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

As a public company, we have incurred, and in the future will continue to incur, significant legal, accounting and other expenses that our predecessor did not incur as a private company, including costs associated with public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As an example, in order to comply with such reporting requirements, we are evaluating our internal control systems in order to allow management to report on, and, when required, our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we fail to implement proper overall business controls, including as required to integrate the property subsidiaries and support our growth, our results of operations could be harmed or we could fail to meet our reporting obligations. In addition, if we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive an unqualified report from our independent registered public accounting firm with respect to our internal control over financial reporting when required, investors and others may lose confidence in the reliability of our financial statements and the trading price of our common stock and our ability to obtain any necessary equity or debt financing could suffer.

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

Payment of fees to the Manager reduces cash available for investment and distribution.

Our Manager manages our day to day business and properties. Our Manager is paid substantial fees for these services, which reduce the amount of cash available for investment in properties or distribution to stockholders. Such fees and reimbursements include: (i) a management fee payable equal to 0.50% per annum of our average unadjusted book value of our real estate assets up to $3.0 billion and 0.40% per annum of such average unadjusted book value in excess of $3.0 billion, calculated and payable monthly in advance; (ii) incentive fees equal to the difference between (1) the product of (x) 20% and (y) the difference between (I) our Core Earnings (as defined below) for the previous 12-month period, and (II) the product of (A) the weighted average of the issue price per share of our common stock of all of our public offerings of common stock multiplied by the weighted average number of all shares of our common stock outstanding (including any restricted shares of common stock and other shares of common stock underlying awards granted under one or more of our equity incentive plans) in the previous 12-month period, and (B) 8.00%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless Core Earnings for the 12 most recently completed calendar quarters is greater than zero; and (iii) reimbursement for all out-of-pocket costs actually incurred by our Manager in connection with the performance of services under the management agreement, including, without limitation, legal fees and expenses, travel and communications expenses, brokerage fees, costs of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses, title insurance premiums and the costs of performing due diligence. For the purpose of calculating incentive fees, “Core Earnings” means the net income (loss), computed in accordance with GAAP, excluding (i) non-cash equity compensation expense, (ii) incentive compensation, (iii) acquisition fees, (iv) financing fees, (v) depreciation and amortization, (vi) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, and (vii) one-time events pursuant to changes in U.S. GAAP and certain non-cash charges, in each case after discussions between our Manager and the independent members of our board of directors and approved by a majority of such independent members of the board of directors.

We may use some of the proceeds from future equity offerings to repay indebtedness owed to affiliates or incurred pursuant to affiliated debt programs.

To the extent we borrow money from affiliates or pursuant to affiliated debt programs in the future, we may use proceeds from future equity offerings to repay such indebtedness.

Risks Related to Our Relationship with Our Manager and ARC

We are dependent on ARC and its key personnel, especially Messrs. Schorsch, Budko, Block and Weil, who provide services to us through the management agreement, and we may not find a suitable replacement for our Manager if the management agreement is terminated, or for these key personnel if they leave ARC or otherwise become unavailable to us.

We have no separate facilities and are completely reliant on our Manager and ARC. Our chief executive officer, our president, our executive vice president and chief investment officer and our executive vice president and chief financial officer are executives of ARC. Our Manager and ARC have significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and ARC. The officers and key personnel of our Manager and ARC will evaluate, negotiate, close and monitor our investments; therefore, our success will depend on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our performance and slow our future growth. We have not obtained and do not expect to obtain “key person” life insurance on any of our key personnel.

Neither our Manager nor ARC is obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the officers of our Manager or ARC are obligated to dedicate any specific portion of their time to our business.

In addition, we offer no assurance that our Manager will remain our investment manager or that we will continue to have access to ARC to provide us with acquisition and capital services. The initial term of our management agreement with our Manager extends until September 6, 2021, which is the tenth anniversary of the closing of our IPO, with automatic one-year renewals thereafter, subject to a 180-day prior written notice of termination period. The acquisition and capital services agreement with ARC will be terminated concurrently with the consummation of the Merger.If the management agreement is terminated and no suitable replacement is found to provide the services needed by us under such agreement, or our new employees hired in connection with the Internalization are ineffective, we may not be able to execute our business plan.

There are various conflicts of interest in our relationship with ARC and our Manager, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with ARC and our Manager. Specifically, Mr. Schorsch, our chief executive officer and the chairman of our board of directors, Mr. Weil, our president, chief operating officer, secretary and one of our Directors, Mr. Budko, our executive vice president and chief investment officer, and Mr. Block, our executive vice president and chief financial officer, are executives of ARC. Our Manager and executive officers may have conflicts between their duties to us and their duties to, and interests in, ARC and other ARC Funds. ARC and its affiliates sponsor and manage numerous other public REITs that invest in real estate assets, including REITs focused on net leased properties.

Our board of directors has adopted a policy with respect to any proposed investments by our directors or officers or the officers of our Manager, which we refer to as the covered persons, in our target properties. This policy provides that any proposed investment by a covered person for his or her own account in any of our target properties will be permitted if the capital required for the investment does not exceed the lesser of (i) $5 million, or (ii)1% of our total stockholders' equity as of the most recent month end, or the personal investment limit. To the extent that a proposed investment exceeds the personal investment limit, our board of directors will only permit the covered person to make the investment (i) upon the approval of the disinterested directors, or (ii) if the proposed investment otherwise complies with terms of any other related party transaction policy our board of directors may adopt in the future. Subject to compliance with all applicable laws, these individuals may make investments for their own account in our target properties which may present certain conflicts of interest not addressed by our current policies.

We may acquire properties in geographic areas where ARC or other ARC Funds own competing properties. Also, we may acquire properties from, or sell properties to, ARC or other ARC Funds. If ARC or any one of the other ARC-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.

We will pay our Manager substantial management fees, and incentive fees, some of which are payable regardless of the performance of our portfolio. Our Manager's and ARC's entitlement to such fees, which are not based upon performance metrics or goals, might reduce their incentive to devote their time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make dividends to our stockholders and the market price of our common stock.

Concurrently with the completion of our IPO, we granted to our Manager 167,400 restricted shares of Manager's Stock, which is equal to 3.0% of the number of shares sold in our IPO. Such shares of Manager's Stock were converted into shares of our common stock, the vesting of which will accelerate upon the consummation of the Merger. To the extent our Manager sells some of the shares, its interests may be less aligned with our interests.

The management agreement with our Manager was not negotiated on an arm's-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

Our executive officers and certain of our directors are executives of ARC. Our management agreement with our Manager was negotiated between related parties and its terms, including amounts payable thereunder and its term, which exceeds the term of most other externally advised REITs, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Termination of the management agreement with our Manager without cause is difficult. During the initial term of the management agreement, the management agreement may be terminated by us only for cause. Following the initial ten-year term (which commenced on September 6, 2011), the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (1) our Manager's unsatisfactory performance that is materially detrimental to us, or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager will be provided 180 days prior written notice of any such termination. These provisions may adversely affect our ability to terminate our Manager without cause.

Our Manager is only contractually committed to serve us until September 6, 2021, which is the tenth anniversary of the closing of our IPO. Thereafter, the management agreement will be renewable for one-year terms; provided, however, that our Manager may terminate the management agreement annually upon 180 days prior written notice. If the management agreement is terminated and, no suitable replacement is found to manage us, we may not be able to execute our business plan.

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, none of our Manager, ARC, or any of their respective officers, members or personnel, any person controlling or controlled by our Manager or ARC or any person providing sub-advisory services to our Manager or ARC will be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, ARC and each of their respective officers, stockholders, members, managers, directors and personnel, any person controlling or controlled by our Manager or ARC and any person providing sub-advisory services to our Manager or ARC with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager or ARC not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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

In order to avoid any actual or perceived conflicts of interest with our Manager, ARC or any affiliates thereof, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our investment opportunities. Although under this policy the approval of a majority of our independent directors will be required to approve (i) any purchase of our assets by affiliates of ARC and (ii) any purchase by us of any assets of any affiliates of ARC, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. In addition, as a result of the investment opportunity allocation provisions applicable to us, other ARC Funds may in the future, participate in some of our investments. Participating investments will not be the result of arm's length negotiations and will involve potential conflicts between our interests and those of the other participating ARC Funds in obtaining favorable terms. Since our executives are also executives of ARC, the same personnel may determine the price and terms for the investments for both us and these ARC Funds and there can be no assurance that any procedural protections, such as obtaining market prices or other reliable indicators of fair market value, will prevent the consideration we pay for these investments from exceeding their fair market value or ensure that we receive terms for a particular investment opportunity that are as favorable as those available from an independent third party.

Risks Related to Our Organization and Structure

The supermajority voting requirements applicable to our board of directors in connection with our consolidation, merger, sale of all or substantially all of our assets or our engaging in a share exchange will limit our independent directors' ability to influence such corporate matters.

Our charter provides that we may not consolidate, merge, sell all or substantially all of our assets or engage in a share exchange, unless such actions are approved by the affirmative vote of at least two-thirds of our board of directors. As a result, at least one of our directors who is also an executive of ARC will have to approve such significant corporate transactions. This concentrated control limits the ability of our independent directors to influence such corporate matters and could delay, deter or prevent a change of control transaction that might otherwise involve a premium for our shares of common stock or otherwise be in the best interests of our stockholders. As a result, our directors who are also executive of ARC may block certain transactions that our independent directors otherwise view as being in the best interests of our stockholders. Additionally, the market price of our common stock could be adversely affected because of the imbalance of control.

Our Sponsor exercised significant influence with respect to the terms of the formation transactions, including transactions in which it determined the compensation our principals ultimately received.

We did not conduct arm's length negotiations with our Sponsor with respect to the formation transactions. In the course of structuring the formation transactions, our Sponsor had the ability to influence the type and level of benefits that it, its affiliates (including our principals and our Manager) and our other officers ultimately received from us. In addition, our principals had substantial pre-existing indirect ownership interests in the property subsidiaries that we acquired in the formation transactions and received substantial economic benefits as a result of the formation transactions. In addition, our principals have certain executive management and director positions with us, our Manager and ARC, for which they will receive certain other benefits such as any profits associated with the fees earned by our Manager and ARC and equity based awards.

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

We have agreed with the Contributor, an affiliate of our Sponsor, to indemnify it against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the continuing properties acquired by us in the formation transactions, in a taxable transaction. However, we can sell these properties in a taxable transaction if we pay the Contributor cash in the amount of its tax liabilities arising from the transaction and tax payments. These tax protection provisions apply until September 6, 2021, which is the tenth anniversary of the closing of our IPO. Although it may be in our stockholders' best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for the Contributor to guarantee. We agreed to these provisions in order to assist the Contributor in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.

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

As a result of the unrealized built-in gain that may be attributable to one or more of the contributed properties at the time of contribution in connection with the formation transactions, some holders of OP units, including the Contributor, an affiliate of our Sponsor, may experience different tax consequences than holders of our capital stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all, than those that would be in the best interests of our stockholders taken as a whole.

Our Sponsor, the Contributor and our principals will have significant influence over our affairs.

Our Sponsor and its affiliates hold a substantial percentage of the shares of our common stock. As of December 31, 2012, the Contributor, an affiliate of our Sponsor, owns 310,000 OP units, which are convertible into 310,000 shares of our common stock; our Manager, which is wholly owned by our Sponsor, owns 167,400 shares of common stock; and, our Sponsor owns 1,630,369 shares of our common stock. As a result, (i) the Contributor owns approximately 2.4% of our outstanding common stock on a fully diluted basis; (ii) our Manager owns approximately 1.3% of our outstanding common stock on a fully diluted basis; and (iii) our Sponsor owns approximately 12.7% of our outstanding common stock on a fully diluted basis. In addition, upon the consummation of the Merger, our Sponsor, as the sole owner of the sponsor of ARCT III, will indirectly receive additional OP units, which could be converted to shares of our common stock upon our Sponsor's exercise of their redemption rights with respect to such OP units. Our Sponsor will have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders. In addition, our principals serve on our board of directors. These indicia of control are in addition to the control our Sponsor, our executive officers, who also are members of our Sponsor, and our principals will have over our affairs attributable to their direct and indirect ownership interests in our Manager.

We are a holding company with no direct operations. As a result, we rely on funds received from our operating partnership to pay liabilities and dividends, our stockholders' claims will be structurally subordinated to all liabilities of our operating partnership and our stockholders do not have any voting rights with respect to our operating partnership's activities, including the issuance of additional OP units.

We are a holding company and conduct all of our operations through our operating partnership. We do not have, apart from our ownership of our operating partnership, any independent operations. As a result, we rely on distributions from our operating partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from our operating partnership to meet any of our obligations, including tax liability on taxable income allocated to us from our operating partnership (which might make distributions to the company not equal to the tax on such allocated taxable income).

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

As of December 31, 2012, we owned approximately 92.5% of the OP units in our operating partnership. However, our operating partnership may issue additional OP units in the future. Such issuances could reduce our ownership percentage in our operating partnership. Because our stockholders will not directly own any OP units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

Our board of directors may create and issue a class or series of common or preferred stock without stockholder approval.

Our board of directors is empowered under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. Our board of directors may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our capital stock. The issuance of any such stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third-party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price.

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
We had never operated as a REIT prior to making our initial REIT election on March 15, 2012 for the year ended December 31, 2011 and have only recently begun operating as a public company and, therefore, we cannot assure you that we will successfully and profitably operate our business in compliance with the regulatory requirements applicable to REITs and to public companies.

We had never operated as a REIT prior to making our initial REIT election on March 15, 2012 for the year ended December 31, 2011. Also, we have only operated as a public company beginning the date of the closing of our IPO on September 6, 2011. In addition, certain members of our board of directors and certain of our executive officers have no experience in operating a publicly traded REIT that is traded on a securities exchange other than in connection with our operations. We cannot assure you that we will be able to successfully operate our company as a REIT or a publicly traded company, including satisfying the requirements to timely meet disclosure requirements and complying with the Sarbanes-Oxley Act, including implementing effective internal controls. Failure to maintain our qualification as a REIT or comply with other regulatory requirements would have an adverse effect on our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

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

Risks Related to the Merger

The Merger of us and ARCT III presents certain risks to our business and operations.

We anticipate closing the Merger on February 28, 2013 in a transaction valued at approximately $2.2 billion, based on the ARCP stock price on December 31, 2012.  Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of ARCT III will be converted into the right to receive (i) 0.95 of a share of our common stock or (ii) $12.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 30% of the shares of ARCT III's common stock issued and outstanding as of immediately prior to the closing of the Merger. In addition, each outstanding unit of equity ownership of the ARCT III OP will be converted into the right to receive 0.95 of the same class of unit of equity ownership in our operating partnership. In connection with the Merger, we will add 507 properties to our portfolio and incur indebtedness of approximately $1.0 billion.

The Merger presents certain risks to our business and operations, including, among other things, the following:

•
We may encounter difficulties and incur substantial expenses in integrating ARCT III's properties and systems into our operations and systems which may result in the disruption of our ongoing business or inconsistencies in the combined company's operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, vendors and employees or to fully achieve the anticipated benefits of the Merger, and, in any event, the integration may require a substantial amount of time on the part of our Manager and our management and employees and therefore divert their attention from other aspects of our business;

•
ARCT III's real estate portfolio includes a number of industries which are new to us, including tenants in the Auto Services, Consumer Products, Restaurant, Supermarket, Gas/Convenience, Medical Office, Aerospace and Insurance businesses;

•	We may not be able to realize the anticipated benefits of the Merger with ARCT III or those benefits may be less than we had anticipated;

•
The market price of our common stock may decline, particularly if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by securities or industry analysts or if the effect of the Merger on our results of operations and financial condition is not consistent with the expectations of these analysts;

•	Our level of indebtedness will increase substantially in conjunction with the Merger;

•	Our future results will suffer if we do not effectively manage our expanded portfolio;

•	We cannot assure you that we will be able to continue paying dividends on our common stock or preferred stock at the current rates;

•
If ARCT III failed to qualify as a REIT for U.S. federal income tax purposes, we may inherit significant tax liabilities, and we could lose our REIT status should disqualifying activities continue after the Merger;

•	We may incur unanticipated capital expenditures to maintain or improve the properties and businesses of ARCT III;

•	We may encounter difficulties in managing a substantially larger and more complex business with properties in new geographic areas;

•	Many of ARCT III's tenants operated in industries where we did not have any prior exposure, and the Merger increased our tenant concentration in certain industries;

•	We may need to implement or improve internal controls, procedures, policies and systems with respect to ARCT III's properties and businesses, which may require substantial time and expenditure;

•	We may continue to incur substantial expenses related to the Merger, including legal, accounting and financial advisory expenses;

•
The transaction and integration expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Merger;

•	We may be required to recognize write-offs, impairment charges or amortization charges resulting from the Merger; and

•	We may encounter unanticipated or unknown liabilities relating to the acquired businesses and properties.

In addition, a lawsuit was filed in conjunction with the Merger.  The action names as defendants ARCT III, the ARCT III operating partnership, the members of the ARCT III board of directors (the “ARCT III Board”), ARCP, our operating partnership and Tiger Acquisition, LLC (“Merger Sub”). The plaintiff alleges, among other things, that the ARCT III Board breached its fiduciary duties in connection with the transactions contemplated under the Merger Agreement by agreeing to an inadequate price and employing a flawed process. The complaint further alleges that ARCP and Merger Sub aided and abetted those alleged breaches of fiduciary duty. The plaintiff further alleges that the definitive joint proxy statement/prospectus filed with the SEC on January 22, 2013 was inadequate and failed to provide ARCT III's stockholders with certain material information in connection with the Merger. The plaintiff seeks injunctive relief, including enjoining or rescinding the Merger, and an award of other unspecified attorneys' and other fees and costs, in addition to other relief.
In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the Merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
Our anticipated level of indebtedness will increase upon completion of the Merger and will increase the related risks we now face.

In connection with the Merger, we will incur additional indebtedness and will assume certain indebtedness of ARCT III, as a result of which will be subject to increased risks associated with such debt financing, including an increased risk that the combined company's cash flow could be insufficient to meet required payments on its debt. As of February 15, 2013, we had indebtedness of $160.4 million. Taking into account our existing indebtedness, the incurrence of additional indebtedness in connection with the Merger, and the assumption of indebtedness in the Merger, our pro forma consolidated indebtedness as of February 28, 2013 would be approximately $1.0 billion.

Our increased indebtedness could have important consequences to holders of our common stock and preferred stock, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•
requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate operating requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	putting us at a disadvantage compared to our competitors with less indebtedness.

If we default under a loan, we may automatically be in default under any other loan that has cross-default provisions, and we may lose the properties securing these loans as a result.

Your ownership position will be diluted by the Merger of us and ARCT III.

The Merger of us and ARCT III will dilute the ownership position of our stockholders. Following the issuance of shares of our common stock to ARCT III stockholders pursuant to the Merger Agreement, assuming 70% of the Merger consideration is paid in the form of shares of our common stock, our stockholders and the former ARCT III stockholders are expected to hold approximately 9% and 91%, respectively, of the combined company's common stock outstanding immediately after the Merger, based on the number of shares of common stock of each of us and ARCT III currently outstanding and various assumptions regarding share issuances by each of us and ARCT III prior to the effective time of the Merger (provided, however, such dilution could be greater than described herein depending on the number of shares of ARCT III common stock with respect to which ARCT III stockholders make stock elections). Consequently, our stockholders, as a general matter, will have less influence over our management and policies after the Merger than they exercise over our management and policies immediately prior to the Merger.

American Realty Capital Advisors III, LLC, or the ARCT III Advisor, will only provide support for a limited period of time under the Second Amended and Restated Advisory Agreement, dated as of November 13, 2012, by and among ARCT III, the ARCT III Advisor and the ARCT III operating partnership, or the ARCT III Advisory Agreement.

The ARCT III Advisory Agreement, which requires the ARCT III Advisor to provide certain services to ARCT III, including asset management, advisory services, and other essential services, has been terminated and will expire 60 days following the consummation of the Merger. To the extent our employees and infrastructure following the Merger and the Internalization cannot adequately provide any such services to us following the Merger after the expiration of the ARCT III Advisory Agreement, our operations and the market price of our common stock would be adversely affected.

U.S. Federal Income Tax Risks

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We have qualified to be taxed as a REIT commencing with the taxable year ended December 31, 2011 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to continue to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to you.

Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient dividends to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

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

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements have been held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Our two vacant properties will be held in a TRS because we are contemplating various strategies including selling them as a means of maximizing our value from those properties.

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

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

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

We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

The taxation of distributions to our stockholders can be complex; however, dividends that we make to our stockholders generally will be taxable as ordinary income.

Dividends that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our dividends may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder's investment in our common stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for dividend to our stockholders.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce dividends to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be qualified to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

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

In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.

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

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2012, we owned 146 properties with an aggregate base purchase price of $268.6 million, comprised of 2.4 million square feet and located in 26 states, excluding one vacant property classified as held for sale. All of these properties are freestanding, single-tenant properties, 100% leased with a weighted average remaining lease term of 6.7 years as of December 31, 2012.

As of December 31, 2012, ARCP and ARCT III on a combined basis owned 653 properties with an aggregate base purchase price of $1.8 billion, comprised of 15.4 million square feet and located in 44 states, excluding one vacant property classified as held for sale. All of these properties are freestanding, single-tenant properties, 100% leased with a weighted average remaining lease term of 11.4 years as of December 31, 2012.

The following table represents additional information about the properties we own at December 31, 2012 (dollar amounts in thousands):

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
Home Depot	Sept 2011	1	465,600	16.9	$23,398	9.7%	$2,258	$4.85
Citizens Bank	Sept 2011	59	291,920	5.2	95,241	7.1%	6,726	23.04
Community Bank	Sept 2011	1	4,410	3.6	705	5.1%	36	8.16
Dollar General	Nov 2011	20	177,668	6.6	9,981	9.7%	965	5.43
Advance Auto	Nov & Dec 2011	6	42,000	6.8	5,122	8.9%	457	10.88
Walgreens	Dec 2011	1	14,414	8.8	2,426	10.1%	245	17.00
Portfolio - December 31, 2011		88	996,012	7.9	136,873	7.8%	10,687	10.73
GSA (5)	Jan 2012	1	12,009	6.2	4,850	8.2%	396	32.98
Walgreens II	Jan 2012	1	15,120	6.1	3,778	9.2%	346	22.88
FedEx	May 2012	6	93,497	4.0	12,207	9.0%	1,099	11.75
John Deere	May 2012	1	552,960	5.1	26,126	9.0%	2,354	4.26
GSA II (5)	Jun 2012	1	18,640	5.8	5,835	8.6%	499	26.77
GSA III (5)	Jun 2012	1	39,468	4.3	6,350	9.5%	604	15.30
Tractor Supply	Jun 2012	1	38,507	5.8	1,921	9.5%	183	4.75
GSA IV (5)	Jun 2012	1	22,509	5.8	3,890	9.2%	356	15.82
Dollar General II	Jun 2012	16	134,102	4.8	5,993	10.7%	642	4.79
GSA V (5)	Jun 2012	1	11,281	4.2	2,200	9.9%	217	19.24
Mrs Baird's	Jul 2012	1	75,050	4.4	6,213	10.2%	631	8.41
Reckitt Benckiser	Aug 2012	1	32,000	5.3	10,000	9.6%	964	30.13
CVS	Sept 2012	3	31,619	4.4	4,855	9.9%	481	15.21
Iron Mountain	Sept 2012	1	126,664	5.0	4,632	9.6%	443	3.50
Family Dollar	Oct 2012	1	8,085	9.8	982	8.9%	87	10.76
Advance Auto II	Oct 2012	1	6,900	8.4	1,276	8.7%	111	16.09
Family Dollar II	Nov 2012	1	8,000	9.5	1,041	8.7%	91	11.38
FedEx II	Nov 2012	1	41,868	5.4	3,462	8.3%	288	6.88
Fresenius	Nov 2012	1	6,402	5.6	1,854	9.1%	168	26.24
Walgreens III	Nov 2012	1	13,905	6.8	4,202	9.0%	379	27.26
Family Dollar III	Nov 2012	1	9,180	9.1	1,498	8.8%	132	14.38
Advance Auto III	Dec 2012	4	28,000	8.0	4,814	8.7%	420	15.00
Walgreens IV	Dec 2012	1	13,905	7.3	2,205	10.2%	225	16.18
Advance Auto IV	Dec 2012	8	60,861	7.1	6,182	9.0%	557	9.15
Synovus Bank	Dec 2012	1	3,744	8.5	3,629	9.2%	335	89.48
Advance Auto V	Dec 2012	1	11,816	8.4	1,757	8.8%	154	13.03
2012 Acquisitions		58	1,416,092	5.6	131,752	9.2%	12,162	8.59
Portfolio - December 31, 2012 (6)		146	2,412,104	6.7	$268,625	8.5%	$22,849	$9.47

The following table represents additional information about the properties ARCT III owns at December 31, 2012 (dollar amounts in thousands):

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
FedEx	Sept 2011	1	45,832	13.7	$8,939	7.8%	$697	$15.21
Advance Auto	Sept 2011	2	13,471	8.8	3,144	8.0%	252	18.71
Walgreens	Oct 2011 & Nov 2011	2	23,527	22.6	12,803	7.0%	895	38.04
Walgreens II	Oct 2011	1	14,820	20.4	4,603	7.1%	327	22.06
Dollar General	Oct 2011	11	109,349	12.7	12,451	8.2%	1,024	9.36
Dollar General II	Nov 2011	5	45,156	13.0	4,503	8.4%	380	8.42

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
Walgreens III	Nov 2011	1	14,820	19.9	$4,932	7.4%	$365	$24.63
Dollar General III	Dec 2011	1	10,714	13.9	1,311	8.2%	108	10.08
GSA (5)	Dec 2011	1	6,255	7.2	1,973	9.6%	190	30.38
Dollar General IV	Dec 2011	1	9,014	14.0	929	8.3%	77	8.54
FedEx II	Dec 2011	1	11,403	10.3	2,972	7.6%	226	19.82
Family Dollar	Dec 2011	2	16,100	7.9	1,784	9.1%	162	10.06
Dollar General V	Dec 2011	8	74,601	13.3	7,846	8.3%	649	8.70
Dollar General VI	Dec 2011	3	27,439	13.9	2,692	8.6%	231	8.42
GSA II (5)	Dec 2011	1	4,328	7.9	1,570	10.4%	164	37.89
Portfolio - December 31, 2011		41	426,829	13.3	72,452	7.9%	5,747	13.46
Dollar General IV	Feb 2012 & Mar 2012	2	18,049	14.1	2,372.172	8.2%	195	10.80
FedEx II	Feb 2012 & Mar 2012	2	210,434	10.7	42,874.47	7.4%	3,183	15.13
Family Dollar	Jan 2012	5	43,860	7.8	5,105.18	9.1%	464	10.58
Dollar General V	Feb 2012	1	10,765	14.1	1,294.26	8.3%	107	9.94
Express Scripts	Jan 2012	1	227,467	9.0	42,642	7.8%	3,347	14.71
Tractor Supply	Jan 2012	1	19,097	13.3	5,313	8.3%	442	23.14
Dollar General VII	Feb 2012 & Mar 2012	12	109,750	13.6	12,922	8.3%	1,075	9.79
Dollar General VIII	Feb 2012	4	37,870	14.1	4,020	8.3%	335	8.85
Walgreens IV	Feb 2012	6	87,659	18.5	27,990	7.0%	1,959	22.35
FedEx III	Feb 2012	2	227,962	8.8	18,369	7.8%	1,431	6.28
GSA III (5)	Mar 2012	1	35,311	9.8	7,300	8.0%	581	16.45
Family Dollar II	Feb 2012	1	8,000	9.1	860	9.2%	79	9.88
Dollar General IX	Feb 2012	2	19,592	13.8	2,237	8.3%	186	9.49
GSA IV (5)	Mar 2012	1	18,712	8.2	5,214	8.3%	431	23.03
Dollar General X	Mar 2012	2	19,740	14.4	2,297	8.5%	195	9.88
Advance Auto II	Mar 2012	1	8,075	9.0	970	8.2%	80	9.91
Dollar General XI	Mar 2012	4	36,154	14.1	4,205	8.3%	350	9.68
FedEx IV	Mar 2012	1	63,092	9.1	4,175	7.9%	331	5.25
CVS	Mar 2012	1	10,125	7.1	3,414	7.6%	261	25.78
Advance Auto III	Mar 2012	1	7,000	9.3	1,890	8.1%	153	21.86
Family Dollar III	Mar 2012	4	32,960	9.9	3,967	9.0%	359	10.89
Family Dollar IV	Mar 2012 & Apr 2012	8	66,398	8.9	7,505	9.0%	675	10.17
Dollar General XII	Mar 2012	1	10,566	14.3	988	8.3%	82	7.76
FedEx V	Apr 2012	1	142,139	14.1	46,525	7.9%	3,669	25.81
Dollar General XIII	Apr 2012	4	36,567	13.4	3,649	8.4%	306	8.37
Dollar General XIV	Apr 2012	2	18,052	14.3	1,815	8.8%	159	8.81
Dollar General XV	Apr 2012	22	215,905	14.3	27,461	8.2%	2,240	10.37
Dollar General XVI	Apr 2012	3	27,226	14.3	3,123	8.3%	260	9.55
Advanced Auto IV	Apr 2012	1	7,000	9.0	955	8.3%	79	11.29
Shaw's Supermarkets	Apr 2012	1	59,766	8.2	5,750	8.9%	513	8.58
Rubbermaid	Apr 2012	1	660,820	10.0	23,125	7.7%	1,787	2.70
Citizens Bank	Apr 2012	30	83,642	9.5	27,389	7.5%	2,061	24.64
Tire Kingdom	Apr 2012	1	6,656	10.7	1,691	9.2%	155	23.29
Circle K	May 2012	1	2,680	11.3	1,911	7.7%	147	54.85
Family Dollar V	May 2012	4	32,306	8.8	3,934	9.1%	358	11.08
GSA V (5)	May 2012	1	15,915	8.1	5,500	8.0%	442	27.77
GSA VI (5)	May 2012	1	12,187	8.8	3,125	8.2%	257	21.09
General Mills	May 2012	1	359,499	10.8	33,108	7.7%	2,558	7.12

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
Walgreens V	May 2012	1	14,736	21.5	$8,667	7.2%	$625	$42.41
NTW & Big O Tires	Jun 2012	2	17,159	11.1	4,025	7.8%	312	18.18
Fresenius Medical	Jun 2012	4	27,307	10.4	7,920	9.0%	713	26.11
Tractor Supply II	Jun 2012	1	15,097	12.3	2,789	8.5%	238	15.76
Dollar General XVII	Jun 2012	1	9,234	14.4	978	8.6%	84	9.10
FedEx VI	Jun 2012	5	307,887	12.7	33,491	7.6%	2,538	8.24
Advance Auto V	Jun 2012	2	14,000	9.9	3,995	7.8%	310	22.14
Walgreens VI	Jun 2012	4	58,410	19.7	20,900	6.6%	1,379	23.61
Advance Auto VI	Jun 2012	1	5,000	10.4	997	8.1%	81	16.20
GSA VII (5)	Jul 2012	1	21,000	13.6	3,520	7.4%	261	12.43
Dollar General XVIII	Jul 2012	3	27,530	13.5	2,703	8.2%	222	8.06
Advance Auto VII	Jul 2012	1	6,759	10.3	1,724	8.0%	138	20.42
Dollar General XIX	Jul 2012	3	27,078	14.4	3,043	8.4%	257	9.49
FedEx VII	Jul 2012	1	74,707	9.6	5,327	7.8%	415	5.56
Dollar General XX	Jul 2012	3	27,355	14.5	2,721	8.3%	227	8.30
Fresenius Medical II	Jul 2012	1	9,304	11.4	3,247	8.2%	265	28.48
Family Dollar VI	Jul 2012	2	16,000	8.8	2,237	9.1%	203	12.69
Dollar General XXI	Jul 2012	7	63,134	14.7	7,966	8.3%	662	10.49
Dollar General XXII	Jul 2012	2	18,114	14.6	1,961	8.3%	162	8.94
Bojangles	Jul 2012	9	33,111	12.6	15,712	8.0%	1,264	38.17
Scotts Company	Jul 2012	3	551,249	10.0	19,050	7.9%	1,512	2.74
Walgreens VII	Jul 2012	1	14,820	19.9	7,848	6.8%	534	36.03
Walgreens VIII	Jul 2012	1	14,490	14.0	4,529	7.0%	317	21.88
West Marine	Jul 2012	1	15,404	9.5	3,210	8.6%	277	17.98
Fresenius Medical III	Jul 2012	2	14,792	10.9	4,811	8.4%	405	27.38
O'Reilly Auto	Aug 2012	1	5,084	14.3	623	7.9%	49	9.64
Tractor Supply III	Aug 2012	1	19,097	13.5	3,123	8.1%	253	13.25
CVS II	Aug 2012	1	8,193	25.1	1,459	7.7%	113	13.79
Advance Auto B	Aug 2012	5	32,155	11.9	8,481	7.4%	626	19.47
Williams Sonoma	Aug 2012	1	1,106,876	10.0	52,424	8.0%	4,179	3.78
Dollar General XXIII	Aug 2012	2	18,126	14.6	2,142	8.1%	174	9.60
Bed Bath & Beyond	Aug 2012	1	1,035,840	11.7	63,000	7.5%	4,717	4.55
Advance Auto VIII	Aug 2012	1	6,779	10.2	1,712	7.8%	134	19.77
CVS III	Aug 2012	1	12,941	11.7	5,072	6.9%	349	26.97
Dollar General XXIV	Aug 2012	38	350,756	14.6	42,479	7.8%	3,324	9.48
Circle K II	Aug 2012	1	3,745	10.3	1,297	8.4%	109	29.11
Dollar General XXV	Aug 2012	5	45,994	14.5	5,055	8.3%	421	9.15
Dollar General XXVI	Aug 2012	24	220,490	12.1	25,195	7.7%	1,940	8.80
Dollar General XXVII	Aug 2012	3	28,618	14.6	3,413	8.5%	290	10.13
Family Dollar VII	Sept 2012	3	25,500	9.9	4,397	9.0%	396	15.53
Dollar General XXVIII	Sept 2012	3	27,078	13.5	3,098	8.0%	247	9.12
Family Dollar VIII	Sept 2012	2	16,033	9.4	2,056	9.0%	185	11.54
FedEx VIII	Sept 2012	1	13,334	14.6	4,326	7.6%	329	24.67
Family Dollar IX	Sept 2012	2	16,640	10.5	2,053	9.1%	186	11.18
Krystal	Sept 2012	22	47,874	19.8	27,613	9.0%	2,492	52.05
Mattress Firm I	Sept 2012	1	24,000	10.9	1,852	8.6%	160	6.67
Price Rite I	Sept 2012	1	42,100	15.2	4,555	7.8%	354	8.41
Circle K III	Sept 2012	1	3,035	11.3	2,131	7.6%	161	53.05
FedEx IX	Sept 2012	3	53,263	9.5	7,576	8.0%	606	11.38
Citizens Bank II	Sept 2012	34	150,854	10.9	55,114	8.0%	4,402	29.18

Portfolio	Contribution or Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
Kum & Go	Sept 2012	3	14,867	19.8	$9,600	7.9%	$757	$50.92
Mattress Firm II	Sept 2012	1	7,295	9.6	2,439	8.5%	207	28.38
Mattress Firm III	Sept 2012	1	4,200	9.5	1,194	8.5%	102	24.29
Walgreens IX	Oct 2012	1	14,092	15.1	4,030	6.7%	272	19.30
O'Reilly Auto II	Oct 2012	1	7,000	14.8	1,633	7.2%	117	16.71
General Mills II	Oct 2012	1	1,512,613	9.8	55,775	7.4%	4,112	2.72
Family Dollar X	Oct 2012	1	8,000	9.5	937	9.1%	85	10.63
Krystal II	Oct 2012	1	2,573	19.9	1,025	9.0%	92	35.76
NTB I	Oct 2012	1	12,244	10.9	1,911	7.6%	146	11.92
Rite Aid I	Oct 2012	1	14,564	16.1	4,507	9.9%	446	30.62
Mattress Firm IV	Nov 2012	1	4,446	9.7	1,180	8.2%	97	21.82
CVS IV	Nov 2012	1	10,153	10.1	2,409	7.3%	175	17.24
Walgreens X	Nov 2012	1	14,418	14.5	3,757	7.0%	263	18.24
Cracker Barrel I	Nov 2012	5	50,479	16.6	18,772	8.5%	1,605	31.80
Rite Aid II	Nov 2012	1	14,564	14.1	3,943	9.3%	365	25.06
Rite Aid III	Nov 2012	1	14,564	14.3	3,370	9.3%	312	21.42
Walgreens XI	Nov 2012	1	15,120	9.1	5,457	8.2%	448	29.63
Family Dollar XI	Nov 2012	1	8,320	10.5	889	8.8%	78	9.38
AON Corporation	Nov 2012	1	818,686	12.0	148,000	7.3%	10,820	13.22
7-Eleven I	Nov 2012	1	3,179	2.0	2,825	7.9%	224	70.46
Kum & Go II	Nov 2012	4	15,760	15.9	9,344	8.1%	754	47.84
DaVita Dialysis I	Nov 2012	1	187,612	10.9	27,673	8.8%	2,448	13.05
GE Aviation	Nov 2012	1	303,035	11.9	35,874	7.0%	2,511	8.29
Dollar General XXIX	Nov 2012	1	9,026	14.8	1,031	8.2%	85	9.42
Rubbermaid II	Nov 2012	1	500,000	9.8	18,199	7.4%	1,348	2.70
Advance Auto IX	Nov 2012	2	13,124	10.8	2,904	7.3%	212	16.15
Bojangles II	Nov 2012	3	10,921	12.4	5,253	7.8%	409	37.45
Tractor Supply IV	Nov 2012	1	19,097	13.8	3,258	7.9%	258	13.51
CVS V	Nov 2012	1	13,225	21.1	5,300	7.0%	370	27.98
Rite Aid IV	Nov 2012	7	98,541	15.4	23,857	10.0%	2,381	24.16
Dollar General XXX	Dec 2012	2	18,126	13.6	1,706	7.9%	134	7.39
Mattress Firm V	Dec 2012	1	4,000	11.1	1,491	8.7%	130	32.50
Family Dollar XII	Dec 2012	1	8,000	10.8	1,157	9.1%	105	13.13
Family Dollar XIII	Dec 2012	1	8,000	9.5	844	9.0%	76	9.50
Citizens Bank III	Dec 2012	30	160,672	9.0	44,398	8.8%	3,898	24.26
Hanesbrands I	Dec 2012	1	758,463	11.7	28,500	8.3%	2,366	3.12
Walgreens XII	Dec 2012	1	13,650	23.4	5,152	6.6%	340	24.91
Kum & Go III	Dec 2012	3	14,874	20.0	9,300	7.9%	733	49.28
7-Eleven II	Dec 2012	3	7,347	11.8	2,459	7.6%	188	25.59
Advance Auto X	Dec 2012	1	7,000	10.1	1,615	7.6%	123	17.57
Advance Auto XI	Dec 2012	1	7,000	10.0	1,394	7.7%	107	15.29
Kum & Go IV	Dec 2012	1	4,598	20.0	3,000	7.9%	236	51.33
Academy Sports I	Dec 2012	1	71,680	15.1	10,877	7.8%	847	11.82
DaVita Dialysis II	Dec 2012	1	9,310	11.8	2,390	8.3%	198	21.27
Pantry G&C I	Dec 2012	11	32,393	9.3	33,896	8.1%	2,745	84.74
DaVita Dialysis III	Dec 2012	1	8,621	10.0	2,231	8.4%	187	21.69
2012 Acquisitions		466	12,582,532	12.4	1,457,358	7.9%	114,801	9.12
Portfolio - December 31, 2012 (6)		507	13,009,361	12.4	$1,529,810	7.9%	$120,548	$9.27

The following table represents information about the pro forma properties of ARCP and ARCT III as of December 31, 2012 (dollar amounts in thousands):

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/ NOI (4)	Annualized Rental Income/NOI per Square Foot
Pro forma ARCP & ARCT III properties at December 31, 2012 (5)	653	15,424,665	11.4	$1,798,434	8.0%	$143,397	$9.39
_______________________________________________

(1)
Remaining lease term as of December 31, 2012, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is an average of the remaining lease term of the total portfolio.

(2)	Original purchase price of properties contributed excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal costs and closing costs on property.

(3)	Annualized rental income/NOI divided by base purchase price.
(4)    Annualized rental income/NOI for net leases is rental income on a straight-line basis as of December 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties, NOI is rental income on a straight-line basis as of December 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(5)
Lease on property is a modified gross lease. As such, annualized rental income/NOI for this property is rental income on a straight-line basis as of December 31, 2012, which includes the effect of tenant concessions such as free rent plus operating expense reimbursement revenue less property operating expenses.

(6)
Total portfolio excludes one vacant property contributed in September 2011 which was classified as held for sale at December 31, 2012. The aggregate square footage and base purchase price of this vacant property was 3,200 and $1.19 million, respectively.

The following table details the industry distribution of our portfolio as of December 31, 2012 (dollars in thousands):

Industry	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income	Annualized Rental Income %
Auto Retail	20	149,577	6.2%	$1,699	7.2%
Freight	7	135,365	5.6%	1,387	5.9%
Healthcare	1	6,402	0.3%	168	0.7%
Home Maintenance	1	465,600	19.3%	2,258	9.6%
Pharmacy	7	88,963	3.7%	1,676	7.1%
Retail Banking	61	300,074	12.4%	7,097	30.2%
Specialty Retail	2	591,467	24.5%	2,536	10.8%
Discount Retail	39	337,035	14.0%	1,917	8.2%
Government Services	5	103,907	4.3%	2,736	11.6%
Consumer Goods	2	107,050	4.4%	1,595	6.8%
Storage Facility	1	126,664	5.3%	443	1.9%
	146	2,412,104	100.0%	$23,512	100.0%

The following table details the industry distribution of the pro forma portfolio of ARCP and ARCT III as of December 31, 2012 (dollars in thousands):

Industry	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income	Annualized Rental Income %
Auto Retail	41	289,024	1.9%	$4,161	2.9%
Auto Services	4	36,059	0.2%	613	0.4%
Consumer Products	11	6,517,360	42.3%	23,543	16.3%
Freight	25	1,285,418	8.3%	14,813	10.2%
Healthcare	4	433,010	2.8%	6,181	4.3%
Home Maintenance	1	465,600	3.0%	2,258	1.6%
Pharmacy	43	586,395	3.8%	14,169	9.8%
Restaurant	40	144,958	0.9%	5,862	4.0%
Retail Banking	155	695,242	4.5%	17,459	12.1%
Specialty Retail	13	794,880	5.2%	5,547	3.9%
Discount Retail	261	2,370,320	15.4%	21,515	14.9%
Supermarket	2	101,866	0.7%	867	0.6%
Gas/Convenience	29	102,478	0.7%	6,053	4.2%
Medical Office	8	57,805	0.4%	1,551	1.1%
Government Services	12	217,615	1.4%	5,833	4.0%
Consumer Goods	1	75,050	0.5%	631	0.4%
Aerospace	1	303,035	2.0%	2,511	1.7%
Insurance	1	818,686	5.3%	10,821	7.4%
Storage Facility	1	126,664	0.7%	443	0.2%
	653	15,421,465	100.0%	$144,831	100.0%

The following table details the geographic distribution of our portfolio as of December 31, 2012 (dollars in thousands):

State	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income	Annualized Rental Income %
Alabama	3	54,104	2.2%	$1,007	4.3%
Arkansas	5	43,786	1.8%	181	0.8%
California	1	41,868	1.7%	288	1.3%
Connecticut	2	5,592	0.2%	124	0.5%
Delaware	1	4,610	0.2%	91	0.4%
Florida	2	12,644	0.5%	392	1.7%
Georgia	9	75,122	3.1%	838	3.6%
Illinois	10	77,777	3.4%	1,209	5.1%
Indiana	2	28,285	1.2%	426	1.9%
Iowa	1	552,960	22.9%	2,353	10.0%
Kansas	1	7,517	0.3%	30	0.1%
Kentucky	5	40,625	1.7%	543	2.3%
Michigan	25	162,024	6.7%	3,581	15.2%
Missouri	26	224,509	9.3%	1,215	5.2%
New Hampshire	2	6,872	0.3%	112	0.5%
New Jersey	1	32,000	1.3%	964	4.1%
New York	13	87,024	3.6%	2,237	9.5%
North Carolina	1	6,402	0.3%	168	0.7%
Ohio	19	232,691	9.6%	2,533	10.8%
Oklahoma	2	18,044	0.7%	76	0.3%
Pennsylvania	5	62,682	2.6%	1,065	4.5%
South Carolina	2	480,014	19.9%	2,503	10.6%
Tennessee	1	10,722	0.5%	150	0.6%
Texas	3	120,457	5.0%	925	3.9%
Vermont	3	12,492	0.5%	237	1.0%
Virginia	1	11,281	0.5%	264	1.1%
	146	2,412,104	100.0%	$23,512	100.0%

The following table details the geographic distribution of the pro forma portfolio of ARCP and ARCT III as of December 31, 2012 (dollars in thousands):

State	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income	Annualized Rental Income %
Alabama	18	459,078	3.0%	$5,309	3.7%
Arizona	3	38,020	0.2%	722	0.5%
Arkansas	14	164,308	1.1%	2,292	1.6%
California	3	1,092,528	7.0%	5,332	3.7%
Colorado	5	199,711	1.3%	3,454	2.4%
Connecticut	10	37,126	0.2%	1,184	0.8%
Delaware	3	8,891	0.1%	202	0.1%
Florida	12	74,454	0.5%	2,077	1.4%
Georgia	23	133,239	0.9%	2,912	2.0%
Idaho	2	43,311	0.3%	822	0.6%
Illinois	25	1,377,196	8.8%	16,291	11.2%
Indiana	11	1,670,464	10.8%	6,281	4.3%

State	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income	Annualized Rental Income %
Iowa	8	610,065	4.0%	$3,215	2.2%
Kansas	15	1,276,763	8.3%	4,096	2.8%
Kentucky	14	185,034	1.2%	3,128	2.2%
Louisiana	19	190,646	1.2%	2,167	1.5%
Massachusetts	15	115,996	0.8%	2,148	1.5%
Michigan	46	430,397	2.8%	7,695	5.3%
Minnesota	5	167,582	1.1%	1,150	0.8%
Mississippa	29	1,335,566	8.6%	7,104	4.9%
Missouri	69	852,021	5.5%	8,760	6.0%
Montana	1	45,832	0.3%	697	0.5%
Nebraska	1	8,050	0.1%	82	0.1%
Nevada	6	59,903	0.4%	1,366	0.9%
New Hampshire	10	65,328	0.4%	1,349	0.9%
New Jersey	6	79,719	0.5%	2,475	1.7%
New Mexico	3	22,506	0.1%	325	0.2%
New York	17	292,768	1.9%	6,766	4.7%
North Carolina	28	980,732	6.4%	7,549	5.2%
North Dakota	4	31,318	0.2%	572	0.4%
Ohio	46	1,004,986	6.4%	7,872	5.4%
Oklahoma	12	233,639	1.5%	1,663	1.1%
Pennsylvania	57	293,139	1.9%	6,775	4.7%
Rhode Island	5	23,488	0.2%	636	0.4%
South Carolina	15	579,067	3.8%	5,180	3.6%
South Dakota	1	9,180	0.1%	90	0.1%
Tennessee	12	194,719	1.3%	2,167	1.5%
Texas	53	634,743	4.1%	6,547	4.5%
Vermont	4	15,432	0.1%	335	0.2%
Virginia	12	100,591	0.7%	1,833	1.3%
Washington	3	212,756	1.4%	2,834	2.0%
West Virginia	3	31,491	0.2%	790	0.5%
Wisconsin	3	27,724	0.2%	226	0.2%
Wyoming	2	11,958	0.1%	361	0.4%
	653	15,421,465	100.0%	$144,831	100.0%

Property Financing

On September 7, 2011, we closed the RBS Facility. The OP is the borrower, and the Company and the OP’s subsidiaries are the guarantors under the RBS Facility. The proceeds of loans made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the RBS Facility is available for letter of credits. The initial term of the credit agreement is 36 months.

Any loan made under the RBS Facility shall bear floating interest at per annum rates equal to the one month London Interbank Offered Rate (“LIBOR”) plus 2.15% to 2.90% depending on our loan to value ratio as specified in the agreement. In the event of a default, the lender has the right to terminate its obligations under the credit agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The line of credit requires a fee of 0.15% on the unused balance if amounts outstanding under the RBS Facility are 50% or more of the total facility amount and 0.25% on the unused balance if amounts outstanding under the RBS Facility are 50% or less of the total facility amount.

As of December 31, 2012, there was $124.6 million outstanding on the RBS Facility, which bore an interest rate of 3.11%, collateralized by 114 properties. At December 31, 2012, there was $20.4 million available to the Company for future borrowings. As of December 31, 2011, there was $42.4 million outstanding on this facility with an interest rate of 3.17%, collateralized by 59 properties. Upon consummation of the Merger, the RBS Facility will be paid off in full and terminated.

Our mortgage notes payable consist of the following as of December 31, 2012 and 2011 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate(1)	Weighted Average Maturity(2)
December 31, 2012	29	$35,758	4.52%	3.52
December 31, 2011	28	$30,260	4.67%	4.32
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.68% to 5.32% at December 31, 2012 and 3.80% to 5.32% at December 31, 2011.

(2)	Weighted average remaining years until maturity as of December 31, 2012 and 2011, respectively.

After the Merger on a pro forma basis, we will have mortgage notes payable of $265.1 million encumbering 164 properties with effective interest rates ranging from 3.32% to 6.13%.

Future Minimum Lease Payments

The following table presents future minimum base rental cash payments due to us over the next ten years. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2013	$23,113
2014	23,309
2015	23,153
2016	22,808
2017	18,761
2018	11,963
2019	6,115
2020	5,108
2021	5,273
2022	3,037
Thereafter	18,535
$161,175

The following table presents future minimum base rental cash payments due to the pro forma portfolio of ARCP and ARCT III over the next ten years. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2013	$140,200
2014	140,941
2015	141,292
2016	141,579
2017	138,411
2018	132,652
2019	125,867
2020	124,637
2021	120,655
2022	105,885
Thereafter	345,861
$1,657,980

Future Lease Expirations

The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2012 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring(1)	Annualized Rental Income Expiring	Percent of Portfolio Annualized Rental Income Expiring	Leased Square Feet Expiring	Percent of Portfolio Leased Square Feet Expiring
2012	—	$—	—	—	—
2013	—	—	—	—	—
2014	3	91	0.4%	23,778	1.0%
2015	14	823	3.5%	130,726	5.4%
2016	8	680	2.9%	74,926	3.1%
2017	38	5,182	22.0%	470,392	19.5%
2018	35	7,605	32.3%	881,510	36.5%
2019	21	3,946	16.8%	146,034	6.0%
2020	6	804	3.4%	54,044	2.2%
2021	8	1,167	5.0%	64,874	2.7%
2022	6	522	2.2%	46,340	1.9%
Total	139	$20,820	88.5%	1,892,624	78.3%
_______________________________________________

(1)
The 139 leases listed above are with the following tenants: Dollar General, Advance Auto, Community Bank, Citizens Bank, GSA, FedEx, John Deere, Tractor Supply, Reckitt Benckiser, Mrs. Baird's, CVS, Iron Mountain, Fresenius , Synovus Bank and Walgreens.

The following is a summary of lease expirations for the next ten years at the pro forma properties we and ARCT III own as of December 31, 2012 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring(1)	Annualized Rental Income Expiring	Percent of Portfolio Annualized Rental Income Expiring	Leased Square Feet Expiring	Percent of Portfolio Leased Square Feet Expiring
2012	—	$—	—	—	—
2013	—	—	—	—	—
2014	4	314	0.2%	26,957	0.2%
2015	14	823	0.6%	130,726	0.9%
2016	8	680	0.5%	74,926	0.5%
2017	38	5,182	3.6%	470,392	3.1%
2018	49	9,349	6.5%	955,089	6.2%
2019	24	4,226	2.9%	169,299	1.1%
2020	25	3,390	2.4%	153,003	1%
2021	31	9,540	6.6%	798,418	5.2%
2022	93	20,294	14.1%	3,901,523	25.3%
Total	286	$53,798	37.4%	6,680,333	43.5%
_______________________________________________

(1)
The 286 leases listed above are with the following tenants: Advanced Auto, Bojangles, Citizens Bank, Community Bank, CVS, DaVita Dialysis, Dollar General, Express Scripts, Family Dollar, FedEx, Fresenius, General Mills, GSA, Iron Mountain, John Deere, Mattress Firm, Mrs. Baird's, NTW & Big O Tires, Pantry G&C I, Reckitt Benckiser, Rubbermaid, Scotts Company, Shaw's Supermarkets, Synovus Bank, Walgreens, and West Marine.

Tenant Concentration

The following table lists the tenants whose square footage or annualized rental income is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2012:

Tenant	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio	Annualized Rental Income per Square Foot
Citizens Bank	59	291,920	12.1%	Jan. 2017 - Jan. 2019	5.2	3 five year options	$6,726	28.7%	$23.04
GSA	5	103,907	4.3%	March 2017 - Feb. 2019	5.3	None for 3 properties; 2 five-year options for one property; tenant has option to terminate after 5 years for one property	$2,072	11.6%	$26.33
John Deere	1	552,960	22.9%	Jan. 2018	5.1	2 five year options	$2,354	10.0%	$4.26
_______________________________________________

(1)	Remaining lease term in years as of December 31, 2012. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

The following table lists the tenants whose square footage or annualized rental income is greater than 10% of the total pro forma portfolio square footage or annualized rental income of ARCP and ARCT III as of December 31, 2012:

Tenant	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio	Annualized Rental Income per Square Foot
Citizens Bank	153	687,088	4.5%	Jan 2017 - Jun 2025	8.7	Various	$17,087	11.8%	$24.87
Dollar General	221	2,038,938	13.2%	Nov 202 - Oct 2027	13.5	Various	$17,795	12.3%	$8.73
FedEx	25	1,285,418	8.3%	Feb 2021 - Sept 2027	10.1	Various	$14,814	10.2%	$11.52
General Mills	2	1,872,112	12.1%	September 2022 & 2023	10.3	None for one property; 3 five year options for one property.	$6,670	4.6%	$3.56
_______________________________________________

(1)	Remaining lease term in years as of December 31, 2012. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

Item 3. Legal Proceedings

The information contained in Note 12 — Commitments and Contingencies — "Litigation" of our notes to consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
On December 14, 2012, we entered into a merger agreement with ARCT III, and certain subsidiaries of each company. The merger agreement provides for the Merger of ARCT III with and into one of our subsidiaries. Upon the effectiveness of the Merger, each outstanding share of common stock of ARCT III will be converted into the right to receive (i) 0.95 of a share of our common stock or (ii) $12.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 30% of the shares of ARCT III's common stock issued and outstanding as of immediately prior to the closing of the Merger. In addition, each outstanding unit of equity ownership of the ARCT III Operating Partnership will be converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP. As of December 31, 2012, ARCT III had 177.6 million shares of common stock outstanding.
Our common stock is currently traded on the NASDAQ under the symbol “ARCP”. Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the period commencing September 6, 2011, the date of our IPO, and ending December 31, 2012. The graph assumes an investment of $100 on September 6, 2011.

Comparison to Cumulative Total Return

Investor Returns ($)
Total Investment
$135.00
$125.00
$115.00
$105.00
$95.00
$85.00
$75.00
8/31/2011
9/30/2011
10/31/2011
11/30/2011
12/31/2011
1/31/2012
2/29/2012
3/31/2012
4/30/2012
5/31/2012
6/30/2012
7/31/2012
8/31/2012
9/30/2012
10/31/2012
11/30/2012
12/31/2012
ARCP
S&P 500
FTSE EPRA/NAREIT Dev (USD)

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by NASDAQ and the dividends paid per share in each such period:

	Third Quarter 2011	Fourth Quarter 2011	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
High	$12.75	$12.00	$11.65	$11.34	$12.50	$13.48
Low	$10.10	$10.05	$10.39	$10.00	$10.43	$11.94
Close	$11.65	$10.40	$11.34	$10.40	$12.50	$13.24

Dividends paid per share	$—	$0.219	$0.219	$0.220	$0.222	$0.223

Holders

As of February 15, 2013, we had 13,134,966 shares of common stock outstanding held by 116 stockholders. As of February 15, 2013, ARCT III had 178,117,733 shares of common stock held by 38,055 stockholders.

Dividends

We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Our distributions are paid on a monthly basis as directed by our board of directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders' equity. From a tax perspective, 54.5% and 100% of the amounts distributed by us during the years ended December 31, 2012, and 2011, respectively, represented a return of capital, and 45.5% and zero of our dividends represented ordinary income for the years ended December 31, 2012 and 2011, respectively. On a per share basis, dividends of $0.482 and $0.402 were a return of capital and ordinary income, respectively, for the year ended December 31, 2012. Dividends of $0.219 per share were a return of capital for the year ended December 31, 2011. Distributions that are a return of capital are deferred for the purpose of being subject to income tax. During the years ended December 31, 2012 and 2011, monthly distributions totaled $8.0 million and $1.4 million, respectively. As of December 31, 2012, cash used to pay our distributions is generated from cash received from operating activities (as reported on a U.S. GAAP basis). The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

The following is a chart of quarterly distributions declared and paid in respect of our common stock during the years ended December 31, 2012 and 2011 through the date of this Annual Report of Form 10-K (in thousands):

Total Distributions Paid
2013:
January and February	$1,792

2012:
1st Quarter	$1,566
2nd Quarter	1,575
3rd Quarter	2,413
4th Quarter	2,428
Total 2012	$7,982

2011:
1st Quarter	$—
2nd Quarter	—
3rd Quarter	—
4th Quarter	1,448
Total 2011	$1,448

We, our board of directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees and incentive fees waived during the year ended December 31, 2012 were $1.0 million and $0.8 million, respectively. The fees that were waived relating to the activity during 2012 are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Manager was available to pay dividends to our stockholders. See Note 13 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.

The management agreement with our Manager provides for payment of the asset management fee only if the full amount of the dividends declared by us for the six immediately preceding months is equal to or greater than the amount of our AFFO. Our Manager will waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would increase our AFFO so that it equals the dividends declared by us for the prior six months. For purposes of this determination, AFFO is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. Our Manager will determine if such fees will be partially or fully waived in subsequent periods on a quarter-to-quarter basis. In connection with the consummation of the Merger, we intend to enter into an amended management agreement with our Manager by which the AFFO hurdle for the calculation of our asset management fee will be eliminated and our Manager will be paid an asset management fee in the amount of  0.50% of the average unadjusted book value of our real estate assets for up to $3.0 billion and 0.40% of the average unadjusted book value of our real assets greater than $3.0 billion.

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

Our board of directors authorized and we declared the following annualized dividends per share payable monthly, in cash, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month.

Declaration date	Annualized dividend per share	Distribution date	Record date
September 7, 2011	$0.8750	10/15/11	10/8/2011
February 27, 2012	$0.8800	3/15/12	3/8/2012
March 16, 2012	$0.8850	6/15/2012	6/8/2012
June 27, 2012	$0.8900	9/15/2012	9/8/2012
September 30, 2012	$0.8950	11/15/2012	11/8/2012
November 29, 2012	$0.9000	2/15/2013	2/8/2013

Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. The dividends declared and paid in respect of our common stock for the year ended December 31, 2012 were $8.0 million.

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

We authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares of Manager's Stock to the Manager in connection with our IPO. All such awards of shares will vest ratably on a quarterly or annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.

In February 2013, we granted an aggregate of 325,000 shares of our common stock to the Manager and certain employees. These shares will not vest upon the consummation of the Merger but will vest ratably over a three-year period and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to our common stockholders.

Director Stock Plan

We have adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the "Director Stock Plan", which provides for the grant of restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2012, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.

The following tables detail the restricted shares activity within the Equity Plan and Director Stock Plan during the years ended December 31, 2012 and 2011:

Restricted Share Awards

	Equity Plan		Director Stock Plan
	Number of Common Shares	Weighted-Average Issue Price	Number of Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	9,000	12.50
Awarded December 31, 2011	167,400	12.50	9,000	12.50
Granted	93,683	10.65	9,000	12.21
Forfeited	(1,174)	10.65	(4,800)	12.50
Awarded December 31, 2012	259,909	$11.84	13,200	$12.30

Unvested Restricted Shares

	Equity Plan		Director Stock Plan
	Number of Common Shares	Weighted-Average Issue Price	Number of Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	9,000	12.50
Vested	(13,950)	12.50	—	—
Unvested, December 31, 2011	153,450	12.50	9,000	12.50
Granted	93,683	10.65	9,000	12.21
Vested	(59,556)	12.42	(1,800)	12.50
Forfeited	(1,174)	10.65	(4,800)	12.50
Unvested, December 31, 2012	186,403	$11.62	11,400	$12.27

In conjunction with our Merger with ARCT III, in accordance with the terms of the Equity Plan, the Director Stock Plan and the restricted stock award agreements thereunder, all unvested restricted shares will vest upon the consummation of the Merger.

Multi-Year Performance Plan
Upon consummation of the Merger, we intend to enter into a 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the OP and Manager. Under the final OPP, the  Manager will be granted a certain number of target long term incentive plan units (“LTIP Units”) of the OP which will be earned or forfeited based on the level of achievement of the performance metrics under the OPP.  The performance period under the OPP commenced on December 11, 2012 and will end on December 31, 2015, with interim measurement periods ending on December 31, 2013 and 2014.  Any LTIP Units earned under the OPP will vest .333 on each of December 31, 2015, 2016 and 2017 and within 30 days following each vesting date, the  Manager will be entitled to convert an LTIP Unit into a common unit of equity ownership of the OP.  In addition, the final OPP provides for accelerated earning and vesting of LTIP Units if the Manager is terminated or if we experience a change in control.  The Manager will be entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constitute “parachute payments” as defined in Section 280G of the Code.

Use of Proceeds from Sales of Registered Securities; Unregistered Sales of Equity Securities

The shares of our common stock began trading on the NASDAQ under the symbol “ARCP” on September 7, 2011. We did not use any of the net proceeds from the IPO to fund dividends to our stockholders.

On May 11, 2012, we entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to which we sold 0.5 million shares of our Series A convertible preferred stock for gross proceeds of $6.0 million and aggregate net proceeds of $5.8 million after offering-related fees and expenses.

On May 31, 2012, through our operating partnership, we issued 576,376 OP Units valued at approximately $6.4 million as partial consideration for the acquisition of the FedEx Freight distribution facilities. The OP Units were issued without registration in reliance on the exemption in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, to an “accredited investor,” as that term is defined in Rule 501 of Regulation D, for transactions not involving a public offering.

On July 24, 2012, we entered into a securities purchase agreement with an unaffiliated third party that is an “accredited investor” (as defined in Rule 501 of Regulation D as promulgated under the Securities Act pursuant to which we sold 0.3 million shares of our Series B convertible preferred stock for proceeds of approximately $3.0 million. After deducting for offering-related fees and expenses, our aggregate net proceeds from the sale of our Series B convertible preferred stock were approximately $3.0 million.

All the net proceeds from our equity offerings were contributed to our OP in exchange for OP units. Our operating partnership has primarily used the net proceeds from our issuance of common and preferred stock to acquire single-tenant, freestanding commercial real estate primarily subject to net leases with high credit quality tenants. As of December 31, 2012, we have used the net proceeds from the issuance of common and preferred stock, revolving credit facility, and debt financings to purchase 146 properties with an aggregate purchase price of $268.6 million.

Item 6. Selected Financial Data.

The following selected financial data as of and for the years ended December 31, 2012 and 2011, and for the period from December 2, 2010 (date of inception) to December 31, 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The pro forma consolidated financial information combines the historical financial statements of ARCP and ARCT III after giving effect to the Merger using the carryover basis of accounting as ARCP and ARCT III are considered to be entities under common control under U.S. GAAP and ARCP’s preliminary estimates, assumptions and pro forma adjustments as described below and in the accompanying notes to the unaudited pro forma consolidated financial information elseware in this report.

Balance sheet data (amounts in thousands):

	Pro Forma ARCP	Historical ARCP
	December 31,
	2012	2012	2011	2010
Total real estate investments, at cost	$2,239,190	$268,679	$136,873	$—
Total assets	2,290,452	256,069	131,581	279
Mortgage notes payable	265,118	35,758	30,260	—
Senior secured revolving credit facility	—	124,604	42,407	—
Unsecured credit facility	780,068	—	—	—
Total liabilities	1,072,758	164,907	74,249	279
Total equity	908,705	91,162	57,332	—

Operating data (amounts in thousands except share and per share data):

	Pro Forma ARCP	Historical ARCP		Period from December 2, 2010 (Date of Inception) to December 31, 2010
	Year Ended December 31,
	2012	2012	2011
Revenues:
Rental income	$178,999	$16,334	$3,022	$—
Operating expense reimbursements	2,002	488	153	—
Total revenues	181,001	16,822	3,175	—

Operating expenses:
Acquisition related	13,631	3,988	1,875	—
Merger and other transaction related	—	2,603	—	—
Property operating	3,484	1,098	153	—
Operating fees to affiliates	11,196	—	—	—
General and administrative	5,092	2,261	440	—
Depreciation and amortization	111,245	9,322	1,612	—
Total operating expenses	144,648	19,272	4,080	—
Operating loss	36,353	(2,450)	(905)	—
Other income (expenses):
Interest expense	(30,579)	(4,356)	(924)	—
Other income	960	2	1	—
Total other expenses	(29,619)	(4,354)	(923)	—
Loss from continuing operations	6,734	(6,804)	(1,828)	—

Loss from discontinued operations attributable to stockholders	(745)	(745)	(852)	—

Net loss	5,989	(7,549)	(2,680)	—
Net loss attributable to non-controlling interest	(585)	271	105	—
Net loss attributable to stockholders	$5,404	$(7,278)	$(2,575)	$—

Other data:
Cash flows provided by operations		$6,055	$920	$—
Cash flows used in investing activities		$(124,901)	$(17,528)	$—
Cash flows provided by financing activities		$118,433	$19,756	$—
Per share data:
Basic and diluted net loss per share from continuing operations attributable to stockholders	$0.04	$(0.76)	$(0.86)	$—
Basic and diluted net loss per share attributable to stockholders	$0.03	$(0.84)	$(1.26)	$—
Annualized distributions declared per common share	$0.900	$0.884	$0.875	NA (1)
Weighted-average number of common shares outstanding, basic	151,733,529	9,150,785	2,045,320	1,000
Weighted-average number of common shares outstanding, fully diluted (2)	159,443,180	9,150,785	2,045,320	1,000
______________________________
(1) NA means not applicable.
(2)For the years ended December 31, 2011, 2010 and the period ended December 31, 2009 the effect of dilutive shares was excluded from the weighted-average share calculation as the effect would be anti-dilutive

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Stock Market (“NASDAQ”) under the symbol “ARCP” on September 7, 2011.

We were formed to acquire and own single-tenant, freestanding commercial real estate primarily subject to medium-term net leases with high credit quality tenants. Following the Merger discussed below, our long-term business plan will be to acquire a portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to develop growth potential from below market leases.  Additionally, following the Merger, we will own a portfolio that uniquely combines American Realty Capital Trust III, Inc.'s (“ARCT III”) portfolio of properties with stable income from high credit quality tenants, with our portfolio, which has substantial growth opportunities.

Substantially all of our business is conducted through the OP. As of December 31, 2012, we are the sole general partner and holder of 92.5% of the equity interest in the OP. ARC Real Estate Partners, LLC (“the Contributor”) and an unaffiliated investor are the limited partners and owners of 2.6% and 4.9%, respectively, of the equity interest in the OP. After holding units of limited partner interests (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We are managed by our Manager. The Sponsor provides certain acquisition and debt capital services to us. These related parties, including the Manager, the Sponsor and the Sponsor's wholly owned broker-dealer, RCS, have received compensation and fees for services provided to us, and will continue to receive compensation and fees and for investing, financing and management services provided to us.

As of December 31, 2012, excluding one vacant property classified as held for sale, we owned 146 properties consisting of 2.4 million square feet, 100% leased with a weighted average remaining lease term of 6.7 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2012, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 97% (We have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) medium-term lease arrangements.

As of December 31, 2012, ARCP and ARCT III on a combined basis, excluding one vacant property classified as held for sale, owned 653 properties consisting of 15.4 million square feet, 100% leased with a weighted average remaining lease term of 11.4 years. As of December 31, 2012, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 78% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure).

Merger Agreement

On December 14, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARCT III, and certain subsidiaries of each company. The Merger Agreement provides for the merger of ARCT III with and into a subsidiary of ours (the “Merger”). The independent members of the boards of directors of both companies have, by unanimous vote, approved the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of ARCT III will be converted into the right to receive (i) 0.95 of a share of our common stock or (ii) $12.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 30% of the shares of ARCT III's common stock issued and outstanding as of immediately prior to the closing of the Merger. In addition, each outstanding unit of equity ownership of the ARCT III operating partnership (“ARCT III OP”) will be converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.
Upon the consummation of the Merger with ARCT III, ARCT III's advisor, an affiliate of our Sponsor and Manager, will be entitled to subordinated distributions of net sales proceeds from the ARCT III OP estimated to be valued at approximately $59.0 million, assuming an implied price of ARCT III common stock of $12.26 (closing stock price on December 14, 2012) per share in the merger (which assumes that 70% of the merger consideration is ARCP common stock based on a per share price of $12.90 and 30% of the merger consideration is cash). Such subordinated distributions of net sales proceeds, which will be payable in the form of units of equity ownership of the ARCT III OP, which we refer to as ARCT III OP Units, will automatically convert into units of equity ownership of the ARCP OP. The parties have agreed that such ARCP OP Units will be subject to a minimum one-year holding period before being exchangeable into our common stock.
Upon consummation of the Merger, the vesting of the shares of our outstanding restricted stock will be accelerated.
In connection with the Merger, we also have entered into an agreement with ARC and its affiliates to internalize certain functions currently performed by them including acquisition, accounting and portfolio management services (the “Internalization”). In connection with the Internalization, (i) we and our Sponsor have agreed to terminate the acquisition and capital services agreement dated September 6, 2011, between us which will eliminate acquisition and financing fees payable by us (except with respect to certain enumerated properties that were in our pipeline at the time we entered into the Merger Agreement) and (ii) our Manager agreed to reduce asset management fees from an annualized 0.50% of the unadjusted book value of all our assets to 0.50% for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. In addition, we agreed to pay $5.8 million for certain furniture, fixtures, equipment and other assets as well as certain costs related to the Merger.
We and ARCT III have made certain customary representations and warranties to each other in the Merger Agreement. Each of the companies has agreed, among other things, not to solicit, initiate, knowingly encourage or knowingly facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire us or ARCT III, as applicable, and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding us or ARCT III, as applicable. Each of the companies has also agreed to certain other restrictions on their ability to respond to any such proposals. The Merger Agreement also includes certain termination rights for both us and ARCT III and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we or ARCT III, as applicable, may be required to pay to the other party reasonable out-of-pocket transaction expenses up to an amount equal to $10.0 million. Note that the Merger Agreement does not provide for the payment of a customary break-up fee by any party thereto in the event of a termination of the Merger Agreement without a closing of the Merger.
The completion of the Merger is subject to certain conditions and is expected to be consummated on February 28, 2013. Complete information on the Merger, including the Merger background, reasons for the Merger, who may vote, how to vote and the time and place of the Company stockholder meeting was included in a definitive proxy statement/prospectus filed by ARCP and ARCT III with the SEC on January 18, 2013.

Credit Facility

On February 14, 2013, ARCT III entered into a $875.0 million unsecured credit facility with Wells Fargo Bank, National Association acting as administrative agent (the “New Credit Facility”), which we will assume as of the consummation of the Merger. Capital One, N.A. and JP Morgan Chase Bank, N.A. will participate as documentation agents and RBS Citizens, N.A. and Regions Bank will act as syndication agents for the credit facility. The credit facility provides financing to ARCT III which can be increased, subject to certain conditions and through an additional commitment, to up to $1.0 billion.

The $875.0 million unsecured credit facility includes a $525.0 million term loan facility and a $350.0 million revolving credit facility. Loans under the credit facility will be priced at their applicable rate plus 160 to 220 basis points, based upon ARCT III's current leverage. To the extent that ARCT III or, upon the consummation of the Merger, we receive an investment grade credit rating from a major credit rating agency, borrowings under the facility will be priced at the applicable rate plus 115 to 200 basis points. We or ARCT III will have the ability to make fixed rate borrowings under this facility as well.

Additionally, upon consummation of the Merger, our senior secured revolving credit facility with RBS Citizens, N.A. of up to $150.0 million (the “RBS Facility”) will be paid off in full and terminated. As of December 31, 2012, there was $124.6 million outstanding under this facility.

Additionally, upon consummation of the Merger, we expect to enter into a bridge facility, subject to entering into definitive agreements and customary conditions thereunder, with a lender for up to $200.0 million (which may be reduced by up to $125.0 million  on a dollar for dollar basis to the extent such lender provides a commitment under the New Credit Facility described above). Assuming no such reduction under the bridge facility and an additional commitment to the New Credit Facility, we may have access to up to $1.2 billion in financing through the New Credit Facility and the bridge facility.

Accounting Treatment of the Merger

We and ARCT III are considered to be entities under common control. Both entities’ advisors are wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have significant ownership interests in us and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities are contractually eligible to charge significant fees for their services to both of the companies including asset management fees, incentive fees and other fees. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date.

Merger Status

On February 26, 2013, our stockholders approved the issuance of our common stock in connection with the Merger at a Special Meeting of our stockholders. More than 97 percent of the shares voting at the Special Meeting voted in favor of the issuance of our common stock in connection with the Merger, representing more than 55 percent of all outstanding shares.

On February 26, 2013, ARCT III's stockholders approved the Merger with us and the other transactions contemplated by the Merger Agreement at the Special Meeting of ARCT III's Stockholders. More than 98 percent of the shares voting at the Special Meeting voted in favor of the Merger and the other transactions contemplated by the Merger Agreement, representing more than 68 percent of all outstanding shares.

As a result, the Merger is expected to close on or about February 28, 2013.

Formation Transactions

At the completion of the IPO, an affiliate of the Sponsor (the "Contributor"), contributed to the OP its indirect ownership interests in certain assets of ARC Income Properties, LLC and ARC Income Properties III, LLC (the "Contributed Companies"). Assets contributed included (1) 59 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, or collectively, Citizens Bank, one property presently leased to Community Bank, N.A, or Community Bank, and one property leased to Home Depot U.S.A., Inc., or Home Depot, and (2) two vacant properties. Additionally, the OP assumed certain liabilities of the Contributed Companies, including $30.6 million of unsecured notes payable and $96.2 million of mortgage notes secured by the contributed properties.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 3 to our consolidated financial statements.

Results of Operations

We commenced operations in September 2011 in conjunction with the closing of our IPO. As of December 31, 2011, we owned 61 properties with an aggregate original base purchase price of $119.3 million, comprised of 0.8 million square feet, excluding two vacant properties. As of December 31, 2012, we owned 146 properties with an aggregate original base purchase price of $268.6 million, excluding one vacant property that was classified as held for sale. As of December 31, 2012, in total, the properties comprised 2.4 million square feet and were 100% leased. Prior to our IPO closing date, we did not hold any real estate properties or have any sources of income. Accordingly, our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 reflect significant increases in most categories, and a comparison of the year ended December 31, 2011 to the period from December 2, 2010 (date of inception) to December 31, 2010 is not presented.

Comparison of the Year Ended December 31, 2012 to Year Ended December 31, 2011

Rental Income

Rental income increased by $13.3 million to $16.3 million for the year ended December 31, 2012 compared to $3.0 million for the year ended December 31, 2011. Rental income was driven by our acquisition of 58 properties since December 31, 2011 for an aggregate purchase price of $131.8 million as well as revenue for a full year from the 88 properties held as of December 31, 2011. The annualized rental income per square foot of the properties at December 31, 2012 was $9.50 with a weighted average remaining lease term of 6.7 years.

Operating Expense Reimbursements

Operating expense reimbursements increased by approximately $0.3 million to $0.5 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 58 properties since December 31, 2011 as well as reimbursements for a full year from the 88 properties held as of December 31, 2011.

Acquisition Related Costs

Acquisition related costs increased by approximately $2.1 million to $4.0 million for the year ended December 31, 2012 compared to $1.9 million for the year ended December 31, 2011. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

Merger and Other Transaction Related Costs

During the year ended December 31, 2012 costs related to the Merger with ARCT III announced in December 2012 and other transaction costs were $2.6 million. These costs primarily consisted of legal fees, accountants fees and other costs associated with entering into the Merger Agreement.

Property Expenses

Property expenses increased by approximately $0.9 million to $1.1 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases in 2012.

Asset management and Incentive fees to affiliates

We will pay the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Our Manager will waive such portion of its management fee in excess of such thresholds. For the years ended December 31, 2012 and 2011, the Manager waived all base management fees earned of $1.0 million and $0.2 million, respectively.

We may be required to pay the Manager a quarterly incentive fee, calculated based on 20 percent of the excess our annualized core earnings (as defined in the management agreement with the Manager) over the weighted average number of shares multiplied by the weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. For the year ended December 31, 2012, the Manager waived all incentive fees earned of $0.8 million. No incentive fees were earned for the year ended December 31, 2011.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million to $2.3 million for the year ended December 31, 2012 compared to $0.4 million for the year ended December 31, 2011. General and administrative expenses primarily included the amortization of restricted stock, which increased primarily due to the issuance of additional restricted stock in July 2012, board member compensation, professional fees such as legal fees, accountant fees and financial printer services fees, and insurance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $7.7 million to $9.3 million for the year ended December 31, 2012 compared to $1.6 million for the year ended December 31, 2011. The increase in depreciation and amortization expense was driven by our acquisition of 58 properties since December 31, 2011 for an aggregate purchase price of $131.8 million as well as depreciation and amortization expense for a full year from the 88 properties held as of December 31, 2011.

Interest Expense

Interest expense increased by approximately $3.5 million to $4.4 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011. The increase primarily related to the RBS Facility with an average monthly balance of $76.2 million and an interest rate of 3.11% at December 31, 2012. Interest expense also related to outstanding mortgage notes payable with an average monthly balance of $32.6 million and a weighted average effective interest rate of 4.52% as of December 31, 2012. Interest expense for the year ended December 31, 2011 of $0.9 million, primarily related to $42.4 million outstanding under the RBS Facility as of December 31, 2011 and a mortgage note payable of $30.3 million, both of which were outstanding as of the closing of our formation transaction in connection with the IPO, which occurred in September 2011.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Discontinued Operations

Net loss from discontinued operations decreased by approximately $0.2 million to $0.7 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011. As of the year ended December 31, 2012 and 2011, we had one and two vacant properties, respectively, classified as held for sale on the balance sheet and reported in discontinued operations on the statements of operations. The net losses from discontinued operations during each year were primarily due to impairments on the held for sale properties representing the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs. On July 3, 2012, one of the properties was sold for $0.6 million of net proceeds.

Cash Flows for the Year Ended December 31, 2012

During the year ended December 31, 2012, net cash provided by operating activities was $6.1 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities for the year ended December 31, 2012 included $4.1 million in acquisition related costs. Cash flows provided by operating activities during the year ended December 31, 2012 was mainly due to net income of $4.3 million (net loss of $7.6 million adjusted for non-cash items including depreciation and amortization, amortization of deferred financing costs, share based compensation and loss on held for sale properties of $11.9 million), an increase in accounts payable and accrued expenses of $3.0 million, partially offset by an increase in prepaid and other assets of $1.5 million, primarily due to an increase in unbilled rent receivables in accordance with straight-line basis of accounting .

Net cash used in investing activities for the year ended December 31, 2012 of $124.9 million, primarily related to the acquisition of 58 properties with an aggregate purchase price of $131.8 million, paid for with cash of approximately $125.4 million and the issuance of OP units of $6.4 million. This cash outflow for acquisitions was partially offset by the sale of one vacant property for net proceeds of $0.6 million.

Net cash provided by financing activities of $118.4 million during the year ended December 31, 2012 related to $82.2 million of proceeds net of repayments from our senior secured revolving credit facility, $42.7 million of proceeds net of offering-related costs from the issuance of common and preferred stock, and proceeds from mortgage notes payable of $5.5 million. These inflows were partially offset by distributions paid of $8.4 million, payments related to deferred financing costs of $3.0 million, and distributions to non-controlling interest holders of $0.6 million.

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

American Realty Capital Properties, Inc.
Pro Forma Consolidated Balance Sheet

The following unaudited pro forma Consolidated Balance Sheet is presented as if ARCT III and ARCP had merged in a stock/cash exchange transaction as of December 31, 2012.

ARCT III and ARCP are considered to be entities under common control. Both entities’ advisors are wholly owned subsidiaries of AR Capital, LLC. The sponsor of ARCP and ARCT III and its related parties have significant ownership interests in ARCP through the ownership of shares of common stock and other equity interests. In addition, the advisors of both companies are contractually eligible to charge significant fees for their services to both of the companies including asset management fees, fees for the arrangement of financing and incentive fees and other fees. Due to the significance of these fees, the advisors and ultimately the sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory agreement, which qualifies them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date.

The Merger is expected to be consummated on February 28, 2012, shortly after the filing of this Annual Report on Form 10-K. We believe it is important to provide pro forma financial information in this Annual Report do to the significance of the Merger to ARCP's financial statements and in order to present detailed portfolio information on the combined companies.

This financial statement should be read in conjunction with the unaudited Pro Forma Consolidated Statement of Operations and the Company’s historical financial statements and notes thereto in this Annual Report on Form 10-K. The Pro Forma Condensed Consolidated Balance Sheet is unaudited and is not necessarily indicative of what the actual financial position would have been had ARCT III and ARCP merged as of December 31, 2012, nor does it purport to present the future financial position of the Company.

American Realty Capital Properties, Inc.
Unaudited Pro Forma Condensed Consolidated Balance Sheet
December 31, 2012

(In thousands)	ARCT III Historical (Unaudited) (1)	ARCP Historical (2)	Pro Forma Future Acquisition Adjustments (3)		Pro Forma	Pro Forma Merger Adjustments (4)		ARCP Pro Forma
Assets
Real estate investments, at cost:
Land	$215,196	$34,345	$64,203		$313,744	$—		$313,744
Buildings, fixtures and improvements	1,130,796	205,930	324,416		1,661,142	—		1,661,142
Acquired intangible lease assets	183,819	28,404	52,081		264,304	—		264,304
Total real estate investments, at cost	1,529,811	268,679	440,700		2,239,190	—		2,239,190
Less: accumulated depreciation and amortization	(31,877)	(24,233)	—		(56,110)	—		(56,110)
Total real estate investments, net	1,497,934	244,446	440,700		2,183,080	—		2,183,080
Cash and cash equivalents	154,125	2,748	(115,700)		41,173	(2,085)	(6)	39,088
Investment securities, at fair value	41,654	—	—		41,654	—		41,654
Restricted cash	1,108	—	—		1,108	—		1,108
Prepaid expenses and other assets	4,197	3,219	—		7,416	2,085	(6)	9,501
Deferred costs, net	10,365	4,991	—		15,356	—		15,356
Assets held for sale	—	665	—		665	—		665
Total Assets	$1,709,383	$256,069	$325,000		$2,290,452	$—		$2,290,452

Liabilities and Equity
Mortgage notes payable	$229,360	$35,758	$—		$265,118	$—		$265,118
Derivatives, at fair value	3,830	—	—		3,830	—		3,830
Senior secured revolving credit facility	—	124,604	—		124,604	(124,604)	(7)	—
Unsecured credit facility	—	—	325,000	(5)	325,000	455,068	(8)	780,068
Accounts payable and accrued expenses	5,677	3,782	—		9,459	—		9,459
Deferred rent	3,574	763	—		4,337	—		4,337
Distributions payable	9,946	—	—		9,946	—		9,946
Total liabilities	252,387	164,907	325,000		742,294	330,464		1,072,758

Series A convertible preferred stock	—	5	—		5	—		5
Series B convertible preferred stock	—	3	—		3	—		3
Convertible equity units	—	—	—		—	—		—
Preferred stock	—	—	—		—	—		—
Common stock	1,776	112	—		1,888	(350)	(9)	1,538
Additional paid-in capital	1,552,255	101,548	—		1,653,803	(427,817)	(10)	1,225,986
Accumulated other comprehensive loss	(3,923)	(11)	—		(3,934)	—		(3,934)
Accumulated deficit	(100,367)	(19,705)	—		(120,072)	—		(120,072)
Total stockholders equity	1,449,741	81,952	—		1,531,693	(428,167)		1,103,526
Non-controlling interests	7,255	9,210	—		16,465	97,703	(11)	114,168
Total equity	1,456,996	91,162	—		1,548,158	(330,464)		1,217,694
Total liabilities and equity	$1,709,383	$256,069	$325,000		$2,290,452	$—		$2,290,452

American Realty Capital Properties, Inc.
Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet
as of December 31, 2012:

(1)	Reflects the unaudited historical Balance Sheet of ARCT III for the period indicated.

(2)	Reflects the historical Balance Sheet of ARCP for the period indicated.

(3)
Adjustments and pro forma balances represent amounts for properties probable to be acquired by ARCP and ARCT III as if they had been acquired as of the beginning of the period with related financing thereon. All properties probable to be acquired are net leased properties whereby the tenant is responsible for all operating expenses of the property. Allocations of the purchase price of the property between asset categories is based on allocations of similar types of assets acquired previously by the companies.

(4)
Adjustments and pro forma balances based on the offering of 0.95 shares of the Company’s common stock for every share of ARCT III’s common stock in addition to other arrangements made with the Company’s advisor in conjunction with the merger.

(5)
Property acquisitions will be partially financed with proceeds from the Company’s line of credit. The Company has obtained a facility that permits borrowing of up to $875 million with an expansion feature through additional commitments of up to $1.0 billion for the funding of such purchases.

(6)
In conjunction with the merger and internalization of certain functions now performed by the advisor, the Company agreed to acquire certain corporate furniture, fixtures, equipment and other assets for $2.0 million. An additional $3.8 million will be paid for transaction and offering related costs in conjunction with the merger.

(7)	Adjustment represents repayment of ARCP's existing secured line of credit with borrowings on the new credit facility obtained prior to the merger.

(8)
Adjustment represents repayment of ARCP's existing secured line of credit with borrowings on the new credit facility obtained prior to the merger and borrowings to fund the purchase of ARCT III common stock from shareholders. The merger agreement provides for the purchase of up to 30% of the outstanding shares of ARCT III’s common stock at $12.00 per share. As of the date of the special shareholders meeting of February 26, 2013, which was the deadline for shareholders to elect to redeem shares for cash, shareholders elected to redeem $27.5 million shares. The costs of redeeming these shares will be $330.5 million. The Company has obtained a facility that permits borrowing of up to $875 million with an expansion feature through additional commitments of up to $1.0 billion for the funding of such share re-purchases.

(9)	Represents the exchange of 150.1 million shares of ARCT III shares of common stock at an exchange rate of 0.95 to 142.6 million shares of ARCP common stock.

(10)	Purchase of 27.5 million shares of ARCT III at $12.00 per share	$330,464
	Issuance of OP units to sponsor of ARCT III (a)	97,703
	Less: par value of exchanged shares of ARCT III common stock net of ARCP shares issued	(350)
		$427,817
	(a) See note (11) regarding the issuance of OP units to the sponsor of ARCT III.

(11)
The sponsor of ARCT III is entitled a fee based on the achievement of certain total return to the ARCT III stockholders. This estimated calculation is based on the number of shares of ARCT III outstanding and the closing common stock price of ARCP shares on February 25, 2013 of $14.23 per share. The actual amount to be paid will not be known until the merger date. The fee will be paid in OP units which represent equity interests in the operations of the Company.

American Realty Capital Properties, Inc.
Unaudited Pro Forma Condensed Consolidated Statement of Operations
for the Year Ended December 31, 2012

	ARCT III Historical (Unaudited) (1)	ARCP Historical (2)	Pro Forma Acquisition Adjustments (3)		Pro Forma Future Acquisition Adjustments (4)		Pro Forma	Pro Forma Merger Adjustments (5)		ARCP Pro Forma
Revenues:
Rental income	$48,457	$16,334	$79,458	(7)	$34,750	(7)	$178,999	$—		$178,999
Operating expense reimbursements	1,514	488	—		—		2,002	—		2,002
Total revenues	49,971	16,822	79,458		34,750		181,001	—		181,001
Operating expenses:
Acquisition related	36,781	3,988	—		—		40,769	(27,138)	(11)	13,631
Merger and transaction related	1,992	2,603	—		—		4,595	(4,595)	(12)	—
Property operating	2,386	1,098	—		—		3,484	—		3,484
Operating fees to affiliates	212	—	—		1,653		1,865	9,331	(13)	11,196
General and administrative	2,831	2,261	—		—		5,092	—	(14)	5,092
Depreciation and amortization	31,378	9,322	56,160	(8)	14,385	(8)	111,245	—		111,245
Total operating expenses	75,580	19,272	56,160		16,038		167,050	(22,402)		144,648
Operating income (loss)	(25,609)	(2,450)	23,298		18,712		13,951	22,402		36,353

Other income (expenses):
Interest expense	(7,500)	(4,356)	(2,491)	(9)	(7,963)	(9)	(22,310)	(8,269)	(15)	(30,579)
Other income, net	958	2	—		—		960	—		960
Total other expenses	(6,542)	(4,354)	(2,491)		(7,963)		(21,350)	(8,269)		(29,619)
Income (loss) from continuing operations	(32,151)	(6,804)	20,807		10,749		(7,399)	14,133		6,734
Net income (loss) from continuing operations attributable to non-controlling interests	30	225	(1,951)	(10)		(10)	(1,696)	2,073	(10)	377
Net income (loss) from continuing operations attributable to stockholders	(32,121)	(6,579)	18,856		10,749		(9,095)	16,206		7,111

Discontinued operations:
Income (loss) from operations of held for sale properties	—	(145)	—		—		(145)	—		(145)
Loss on held for sale properties	—	(600)	—		—		(600)	—		(600)
Net loss from discontinued operations	—	(745)	—		—		(745)	—		(745)
Net from discontinued operations attributable to non-controlling interests	—	46	—		—		46	—		46
Net from discontinued operations attributable to stockholders	—	(699)	—		—		(699)	—		(699)

	ARCT III Historical (1)		ARCP Historical (2)	Pro Forma Acquisition Adjustments (3)	Pro Forma Future Acquisition Adjustments (4)	Pro Forma	Pro Forma Merger Adjustments (5)	ARCP Pro Forma
Net income (loss)	$(32,151)	—	$(7,549)	$20,807	$10,749	$(8,144)	$14,133	$5,989
Net income (loss) attributable to non-controlling interests	30		271	(1,951)	(1,008)	(2,658)	2,073	(585)
Net income (loss) attributable to stockholders	$(32,121)		$(7,278)	$18,856	$9,741	$(10,802)	$16,206	$5,404

Earnings per share:
Basic	$(0.33)		$(0.84)					$0.04
Fully Diluted	$(0.33)		$(0.84)					$0.03

Weighted average common shares:
Basic	98,238,281		9,150,785					151,733,529
Fully Diluted	98,238,281		9,150,785					159,443,180

American Realty Capital Properties, Inc.
Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations
as of December 31, 2012:

(1)	Reflects the unaudited historical Statement of Operations of ARCT III for the period indicated.
(2)	Reflects the historical Statement of Operations of ARCP for the period indicated.
(3)	Adjustments reflect the annualization of certain income and expense items for property acquisitions made in 2011 and up to December 31, 2012 as if they were made at the beginning of each period.
(4)
Adjustments and pro forma balances reflect income and expenses related to properties intended to be acquired by ARCP and ARCT as if they had been acquired as of the beginning of the period with related financing thereon. All properties intended to be acquired are net leased properties whereby the tenant is responsible for all operating expenses of the property.

(5)
Adjustments and pro forma balances based on the offering of 0.95 shares of the Company's common stock for every share of ARCT III's common stock in addition to other arrangements made with the Company's advisor in conjunction with the merger.

(7)
Rental income, operating expense reimbursements and property operating expense adjustments reflect income and expenses for properties as if all properties were acquired during the periods by the Company and ARCT III were acquired at the beginning of each period.

(8)
Depreciation and amortization expense adjustment reflects the expense that would have been recorded if all properties acquired by the Company and ARCT III during each period had been acquired as of the beginning of each period.

(9)
Interest expense adjustment reflects the expense that would have been recognized had the properties for which the funding was used been acquired by the Company and ARCT III during each period had been acquired as of the beginning of each period. Amounts were calculated based on ending period debt balances and average interest rates for lines of credit and mortgage loans.

(10)	Non-controlling interest adjustment reflects interests of operating partnership unit holders including those issued to the sponsor of ARCT III in conjunction with the merger.
(11)
Acquisition and transaction related adjustment relates to contractual charges from the advisor for property acquisitions which will no longer be charged in accordance with the revised advisor agreement. Adjustment does not include approximately $97.7 million of fees to be paid to the sponsor in conjunction with the merger, which are to be paid in operating partnership units and $22.7 million of estimated merger related costs mainly related to investment banker, legal and accounting fees.

(12)
Fees to affiliate adjustment related to contractual asset management fee of 0.50% of real estate held up to total real estate held of $3.0 billion when the fee decreases to 0.40% of real estate held for real estate held of more than $3.0 billion.

(13)
General and administrative expenses exclude certain costs such as salary and benefits for certain property acquisition, accounting and property management personnel which will be borne by ARCP after the merger as well as certain additional costs that may be incurred to manage a larger public company such as legal, accounting, insurance and other costs. Total general and administrative expenses are expected to increase approximately $1.0 million annually.

(14)
Interest expense adjustment reflects interest on an additional $455.1 million borrowing on ARCP's committed line of credit at the expected interest rate of 2.45% reflecting the repurchase of 27.5 million shares of ARCT III's common stock at $12.00 per share as provided for in the merger agreement. The Company has obtained a facility that permits borrowing of up to $875 million with an expansion feature through additional commitments of up to $1.0 billion for the funding of such share purchases and other fundings. This amount is partially offset by a reduction of interest expense for the refinancing of $124.6 million of secured revolving debt at an average interest rate of 3.11% with funds from the committed line of credit.

Liquidity and Capital Resources

Merger Agreement

On December 14, 2012, we entered into a Merger Agreement with ARCT III and certain subsidiaries of each company. The Merger Agreement provides for the merger of ARCT III with and into a subsidiary of ours. Upon the effectiveness of the merger, each outstanding share of common stock of ARCT III will be converted into the right to receive (i) 0.95 of a share of our common stock or (ii) $12.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 30% of the shares of ARCT III's common stock issued and outstanding as of immediately prior to the closing of the Merger. In addition, each outstanding unit of equity ownership of the ARCT III Operating Partnership will be converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP. As of December 31, 2012, ARCT III had 177.6 million shares of common stock outstanding. We intend to fund the cash portion of the stock/cash exchange with financing, consisting of a credit facility under which ARCT III has obtained a commitment for $875.0 million, including a $525.0 million term loan facility and a $350.0 million revolving credit facility. The credit facility provides financing to ARCT III which can be increased, through an additional commitment, to up to $1.0 billion.

Additionally, upon consummation of the Merger, we expect to enter into a bridge facility, subject to entering into definitive agreements and customary conditions thereunder, with a lender for up to $200.0 million (which may be reduced by up to $125.0 million  on a dollar for dollar basis to the extent such lender provides a commitment under the New Credit Facility described above). Assuming no such reduction under the bridge facility and an additional commitment to the New Credit Facility, we may have access to up to $1.2 billion in financing through the New Credit Facility and the bridge facility.

After the Merger and in the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our long-term, net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, proceeds from the sale of properties and undistributed funds from operations. With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods. Such increased cash flow will positively impact the amount of funds available for dividends.

As of December 31, 2012, we had $2.7 million of cash and cash equivalents on hand.

Sources of Funds

Funds from Operations and Adjusted Funds from Operations

 Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of U.S. GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in U.S. GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We also add back to net income deriving FFO certain costs associated with our Merger and other transactions as these expenses and transactions do not reflect our operations in the current period. However, FFO and adjusted funds from operations ("AFFO"), as described below, should not be construed to be more relevant or accurate than the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to U.S. GAAP in calculating FFO and AFFO.

We consider FFO and FFO, as adjusted to exclude acquisition-related fees and expenses, or AFFO, useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

As a result, we believe that the use of FFO and AFFO, together with the required U.S. GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

FFO and AFFO are non-GAAP financial measures and do not represent net income as defined by U.S. GAAP. FFO and AFFO do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as alternatives to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the year ended December 31, 2012 and on a pro forma basis year ended December 31, 2012 (in thousands). Amounts are presented net of any non-controlling interest effect where applicable.

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total	ARCP Pro Forma
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(630)	$(2,039)	$(805)	$(3,804)	$(7,278)	$5,404
Merger & other transaction costs	—	20	—	2,583	2,603	—
Loss on held for sale properties	323	83	47	147	600	600
Depreciation and amortization	1,519	1,756	2,817	3,230	9,322	111,245
FFO	1,212	(180)	2,059	2,156	5,247	117,249

Acquisition and transaction related costs	342	2,115	820	711	3,988	13,631
Amortization of above-market lease	—	—	56	61	117	202
Amortization of deferred financing costs	141	153	201	276	771	1,523
Straight-line rent	(179)	(175)	(236)	(207)	(797)	(7,597)
Non-cash equity compensation expense	137	183	473	378	1,170	1,191
AFFO	$1,653	$2,096	$3,373	$3,375	$10,496	$126,199

Capital Markets

The following are our public equity offerings of common stock since inceptions (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares	Gross Proceeds
IPO	September 7, 2011	5,574,131	$67.4
Follow on offering	November 2, 2011	1,497,924	15.8
Underwriters' over allotment	November 7, 2011	74,979	0.8
Follow on offering	June 18, 2012	3,250,000	30.3
Underwriters' over allotment	July 9, 2012	487,500	4.6
Follow on offering	January 29, 2013	2,070,000	26.5
Total		12,954,534	$145.4

On August 1, 2012, we filed a universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. The $500.0 million universal shelf registration statement, as amended, will enable us to grow our capital base over time while providing the flexibility to issue common stock, preferred stock, debt or equity-linked securities. The universal shelf was sized to reflect our current expectation of growth over the next three years. As of December 31, 2012, no common stock, preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. In January 2013, we commenced an at the market program (“ATM”) to issue shares of common stock as needed in smaller quantities than in a traditional underwritten offering in order to take advantage of favorable stock market conditions as well as providing flexibility in funding property acquisitions. As of February 28, 2013, we had issued 61,000 shares of common stock pursuant to the ATM at a weighted average price per share of $13.48 for net proceeds of $0.8 million. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or OP units, in each case for the benefit of selling stockholders. To date, no common stock has been issued under the resale registration statement.

Availability of Funds from Revolving Credit Facilities

On September 7, 2011, the Company obtained a senior secured revolving credit facility with RBS Citizens, N.A. of up to $150.0 million subject to providing qualified collateral, among other conditions. The proceeds of advances made under the RBS Facility agreement may be used to finance the acquisition of net leased, investment or non-investment grade leased properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letters of credit. The credit agreement has a term of 36 months and matures on September 7, 2014, and can be extended at our option for an additional 24 months.

As of December 31, 2012, there was $124.6 million outstanding on the RBS Facility, which bore an interest rate of 3.11%, collateralized by 114 properties. At December 31, 2012, there was $20.4 million available to us for future borrowings. At December 31, 2011, there was $42.4 million outstanding on the RBS Facility with an interest rate of 3.17%, collateralized by 59 properties. Upon consummation of the Merger, the RBS Facility will be paid off in full and terminated.

On February 14, 2013, ARCT III entered into a $875.0 million unsecured credit facility with Wells Fargo Bank, National Association acting as administrative agent (the “ARCT III Facility”), which we will assume as of the consummation of the Merger. Capital One, N.A. and JP Morgan Chase Bank, N.A. will participate as documentation agents and RBS Citizens, N.A. and Regions Bank will act as syndication agents for the credit facility. The credit facility provides financing to ARCT III which can be increased, through an additional commitment, to up to $1.0 billion.

The $875.0 million unsecured credit facility includes a $525.0 million term loan facility and a $350.0 million revolving credit facility. Loans under the credit facility will be priced at their applicable rate plus 160 to 220 basis points, based upon ARCT III's current leverage. To the extent that ARCT III or, upon the consummation of the Merger, we receive an investment grade credit rating from a major credit rating agency, borrowings under the facility will be priced at the applicable rate plus 115 to 200 basis points. We or ARCT III will have the ability to make fixed rate borrowings under this facility as well.

Additionally, upon consummation of the Merger, we expect to enter into a bridge facility, subject to entering into definitive agreements and customary conditions thereunder, with a lender for up to $200.0 million (which may be reduced by up to $125.0 million  on a dollar for dollar basis to the extent such lender provides a commitment under the New Credit Facility described above). Assuming no such reduction under the bridge facility and an additional commitment to the New Credit Facility, we may have access to up to $1.2 billion in financing through the New Credit Facility and the bridge facility.

Principal Use of Funds

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

We, our board of directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees and incentive fees waived during the year ended December 31, 2012 were $1.0 million and $0.8 million, respectively. The fees that were waived relating to the activity during 2012 are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Manager was available to pay dividends to our stockholders. See Note 13 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.

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

The following table shows the sources for the payment of dividends to common stockholders for the year ended December 31, 2012 (dollars in thousands):

	Three Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012		Total
	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends
Dividends paid in cash	$1,566		$1,575		$2,413		$2,427		$7,981
Source of dividends:
Cash flows provided by operations (1)	906	57.9%	255	16.2%	2,256	93.5%	2,427	100.0%	5,844	73.2%
Proceeds from financing activities	660	42.1%	1,320	83.8%	157	6.5%	—	—%	2,137	26.8%
Total sources of dividends	$1,566	100.0%	$1,575	100.0%	$2,413	100.0%	$2,427	100.0%	$7,981	100.0%
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(630)		$(2,040)		$(804)		$(4,142)		$(7,616)
____________________________________

(1)
Dividends paid from cash provided by operations are derived from cash flows from operations (U.S. GAAP basis) for the year ended December 31, 2012. Cash flows provided by operations include $6.9 million of acquisition and transaction related expenses incurred during the year ended December 31, 2012.

Loan Obligations

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2012, we were in compliance with the debt covenants under our loan agreements.

As of December 31, 2012, we had non-recourse mortgage indebtedness secured by real estate of $35.8 million. Our mortgage indebtedness bore interest at weighted average rate of 4.52% per annum and had a weighted average maturity of 3.4 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

On September 7, 2011, we obtained a senior secured revolving credit facility with RBS Citizens, N.A. of up to $150.0 million. The proceeds of advances made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade occupied properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letters of credit. The credit agreement has a term of 36 months and matures on September 7, 2014, and can be extended at our option for an additional 24 months.

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

As of December 31, 2012, there was $124.6 million outstanding on this facility, which bore an interest rate of 3.11%, collateralized by 114 properties. At December 31, 2012, there was $20.4 million available to the Company for future borrowings.

As of December 31, 2012, we had aggregate indebtedness secured by real estate of $160.4 million, which was collateralized by 143 properties. At December 31, 2012, our corporate leverage ratio (total mortgage notes payable plus outstanding advances under our senior secured revolving credit facility less cash and cash equivalents divided by base purchase price of acquired properties) was 58.7%.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2012 (in thousands):

	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Principal payments due on mortgage notes payable	$35,758	$74	$13,956	$21,728	$—
Interest payments due on mortgage notes payable	5,538	1,614	2,899	1,025	—
Principal payments due on senior secured revolving credit facility	124,604	—	124,604	—	—
Interest payments due on senior secured revolving credit facility	6,533	3,875	2,658	—	—
Total	$172,433	$5,563	$144,117	$22,753	$—

The following is a summary of combined companies of ARCP and ARCT III's contractual obligations as of December 31, 2012 (in thousands):

	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Principal payments due on mortgage notes payable	$265,118	$74	$13,956	$181,788	$69,300
Interest payments due on mortgage notes payable	67,164	11,380	22,339	16,396	17,049
Principal payments due on senior secured revolving credit facility	124,604	—	124,604	—	—
Interest payments due on senior secured revolving credit facility	6,533	3,875	2,658	—	—
Total	$463,419	$15,329	$163,557	$198,184	$86,349

Contractual Lease Obligations

The Company entered into a ground lease agreement related to the acquisition of Walgreens Pharmacy - 300 Kings Highway South, Myrtle Beach, South Carolina 29577. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter under this arrangement. These amounts exclude contingent rent payments, as applicable, that may be payable based on provisions related to increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2013	$160
2014	160
2015	160
2016	160
2017	160
Thereafter	600
Total	$1,400

Election as a REIT

We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2012.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay certain fees or reimbursements to our Sponsor, our Manager or their affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 13 — Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

In addition, the Partnership Agreement was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to ARC Real Estate Partners, LLC, a limited partner of the OP.  In connection with this special allocation, ARC Real Estate Partners, LLC has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP.  ARC Real Estate Partners, LLC is directly or indirectly controlled by certain officers and directors of ARCP.

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

As of December 31, 2012, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying value of $85.8 million and a fair value of $85.8 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $0.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $1.0 million.

As of December 31, 2012, our debt included variable-rate debt with a carrying value of $74.6 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $0.7 million annually.

As the information presented above includes only those exposures that existed as of December 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Realty Capital Properties, Inc.

We have audited the internal control over financial reporting of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 28, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue, 15th Floor, New York, NY 10022, Attention: Chief Financial Officer.

The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at page F-31 of this report:

Schedule III -- Real Estate and Accumulated Depreciation

EXHIBIT INDEX

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
1.1 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated January 22, 2013.
1.2 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and JMP Securities LLC, dated January 22, 2013.
1.3 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Ladenburg Thalmann & Co. Inc., dated January 22, 2013.
1.4 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and RBS Securities Inc., dated January 22, 2013.
1.5 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Robert W. Baird & Co. Incorporated, dated January 22, 2013.
2.1 (2)
Agreement and Plan of Merger by and among Registrant, ARC Properties Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P.

3.1 (3)	Articles of Amendment and Restatement of Registrant.
3.2 (4)	Bylaws of Registrant.
3.3 (5)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of the Registrant, dated May 10, 2012.
3.4 (6)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of the Registrant, dated July 24, 2012.
4.1 (3)	Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P.
4.2 (7)	First Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated May 11, 2012.
4.3 (7)	Second Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated May 31, 2012.
4.4 (7)	Third Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated July 24, 2012.
4.5*	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated December 28, 2012.
10.1 (4)	Management Agreement among Registrant, ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.
10.2 (4)	Acquisition and Capital Services Agreement between Registrant and American Realty Capital II, LLC.
10.3 (4)	Registrant Equity Plan.
10.4 (4)	Registrant Director Stock Plan.
10.5 (4)	Form of Restricted Stock Award Agreement for Non-Executive Directors.
10.6 (4)	Form of Restricted Stock Award Agreement for ARC Properties Advisors, LLC.
10.7 (4)	Registration Rights Agreement among Registrant, ARC Real Estate Partners, LLC and ARC Properties Advisors, LLC.
10.8 (8)	Contribution Agreement, dated February 4, 2011, between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.

Exhibit No.	Description
10.9 (9)	Assignment and Assumption of Membership Interests between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.10 (4)	Right of First Offer Agreement between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.11 (4)	Tax Protection Agreement, between Registrant, ARC Properties Operating Partnership, L.P. and ARC Real Estate Partners, LLC.
10.12 (4)	Form of Indemnification Agreement between Registrant and its directors and executive officers.
10.13 (10)	Triple Net Lease Agreement, dated as of May 15, 2009, by and between US Real Estate Limited Partnership and Home Depot U.S.A., Inc.
10.14 (10)	First Amendment to Triple Net Lease Agreement, dated as of March 1, 2010, by and between ARC HDCOLSC001, LLC and Home Depot U.S.A., Inc.
10.15 (10)	Assignment and Assumption of Lease, dated November 6, 2009, by and between US Real Estate Limited Partnership and ARC HDCOLSC001, LLC.
10.16 (10)	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of November 9, 2009, by and between ARC HDCOLSC001, LLC and US Real Estate Limited Partnership.
10.17 (10)	Promissory Note, dated November 9, 2009, made by ARC HDCOLSC001, LLC for the benefit of US Real Estate Limited Partnership.
10.18 (10)	Bill of Sale, delivered as of November 6, 2009, by US Real Estate Limited Partnership.
10.19 (10)	Limited Guaranty, dated as of November 9, 2009, made by American Realty Capital II, LLC for the benefit of US Real Estate Limited Partnership.
10.20 (10)	Administrative Support Agreement between American Realty Capital II, LLC and American Realty Capital Properties, Inc.
10.21 (11)	Credit Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P., Registrant and RBS Citizens, N.A.
10.22 (3)	Parent Guaranty Agreement, dated as of September 7, 2011, between Registrant and RBS Citizens, N.A.
10.23 (11)	Subsidiary Guaranty Agreement, dated as of September 7, 2011, among each of the subsidiaries of ARC Properties Operating Partnership, L.P. and RBS Citizens, N.A.
10.24 (11)	Environmental Indemnity Agreement, dated as of September 7, 2011, among Registrant, ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.
10.25 (11)	Pledge Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.
10.26 (11)	Note, dated September 7, 2011, made by ARC Properties Operating Partnership, L.P. for the benefit of RBS Citizens, N.A.
10.27 (5)	Securities Purchase Agreement, dated as of May 11, 2012.
10.28 (12)	Agreement for Acquisition and Transfer of Real Property dated as of May 5, 2012 between ARC Properties Operating Partnership, L.P. and Setzer Properties, LLC.
10.29 (12)	Agreement for Purchase and Sale of Real Property dated as of February 8, 2012 between American Realty Capital II, LLC and Davenport 1031, L.L.C. and its 36 joint venture partners.
10.30 (12)
First Amendment to Agreement for Purchase and Sale of Real Property dated as of February 28, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.31 (12)
Second Amendment to Agreement for Purchase and Sale of Real Property dated as of March 12, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.32 (12)
Third Amendment to Agreement for Purchase and Sale of Real Property dated as of May 11, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.33 (12)
Fourth Amendment to Agreement for Purchase and Sale of Real Property dated as of May 30, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.

10.34(6)	Securities Purchase Agreement, dated as of July 24, 2012.
10.35(13)	Second Amendment to Credit Agreement dated May 21, 2012.
10.36(13)	Third Amendment to Credit Agreement dated August 16, 2012.

Exhibit No.	Description
10.37(13)	Fourth Amendment to Credit Agreement dated September 28, 2012.
10.38(2)
Acquisition and Capital Services Agreement and Management Agreement by and between AR Capital, LLC, ARC Properties Advisors, LLC, Registrant and American Realty Capital Trust III, Inc., dated December 14, 2012.

10.39(2)
Side Letter by and between American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P., American Realty Capital Advisors III, LLC, American Realty Capital Trust III Special Limited Partner, LLC, American Realty Capital Properties III, LLC and Registrant, dated December 14, 2012.

10.40(2)	Asset Purchase and Sale Agreement, by and between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors III, LLC, dated December 14, 2012.
10.41*	Indemnity Agreement, by ARC Real Estate Partners, LLC, in favor of Registrant, dated December 28, 2012.
10.42*	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.
10.43*
Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., and Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

12.1*	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
14(14)	Code of Ethics.
21*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
31.1*
Certification of the Principal Executive Officer of the Registrant pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Principal Financial Officer of the Registrant pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_______________________________________________
*        Filed herewith

(1)	Previously filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.

(2)	Previously filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2012.

(3)
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

(5)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2012.

(6)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.

(7)	Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission on July 31, 2012.

(8)	Previously filed with Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on February 11, 2011.

(9)
Previously filed with the Pre-Effective Amendment No. 3 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on May 27, 2011.

(10)
Previously filed with the Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on March 25, 2011.

(11)	Previously filed with Form S-11 Registration Statement (Registration No. 333-176952) filed by the Registrant with the Securities and Exchange Commission on September 22, 2011.

(12)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2012.

(13)	Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Securities and Exchange Commission on October 29, 2012.

(14)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of February, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By: /s/ NICHOLAS S. SCHORSCH NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and	February 28, 2013
Nicholas S. Schorsch	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Edward M. Weil, Jr.	Chief Operating Officer, President, Secretary,	February 28, 2013
Edward M. Weil, Jr.	Treasurer and Director

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President	February 28, 2013
Brian S. Block	(and Principal Financial Officer and Principal Accounting Officer)

/s/ Leslie D. Michelson	Lead Independent Director	February 28, 2013
Leslie D. Michelson

/s/ Dr. Walter P. Lomax, Jr.	Independent Director	February 28, 2013
Dr. Walter P. Lomax, Jr.

/s/ Robin A. Ferracone	Independent Director	February 28, 2013
Robin A. Ferracone

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011 and the Period from December 2, 2010 (Date of Inception) to December 31, 2010	F-4
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2012 and 2011 and the Period from December 2, 2010 (Date of Inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the Period from December 2, 2010 (Date of Inception) to December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Properties, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2012 and for the period from December 2, 2010 (date of inception) to December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and for the period from December 2, 2010 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 28, 2013

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2012	2011
ASSETS
Real estate investments, at cost:
Land	$34,345	$18,489
Buildings, fixtures and improvements	205,930	107,340
Acquired intangible lease assets	28,404	11,044
Total real estate investments, at cost	268,679	136,873
Less: accumulated depreciation and amortization	(24,233)	(14,841)
Total real estate investments, net	244,446	122,032
Cash and cash equivalents	2,748	3,148
Prepaid expenses and other assets	3,219	1,798
Deferred costs, net	4,991	2,785
Assets held for sale	665	1,818
Total assets	$256,069	$131,581

LIABILITIES AND EQUITY
Mortgage notes payable	$35,758	$30,260
Senior secured revolving credit facility	124,604	42,407
Accounts payable and accrued expenses	3,782	858
Deferred rent	763	724
Total liabilities	164,907	74,249

Series A convertible preferred stock, $0.01 par value, 545,454 and 0 shares (liquidation preference $11.00 per share) authorized, issued and outstanding at December 31, 2012 and 2011, respectively	5	—
Series B convertible preferred stock, $0.01 par value, 283,018 and 0 shares (liquidation preference $10.60 per share) authorized, issued and outstanding at December 31, 2012 and 2011, respectively	3	—
Common stock, $0.01 par value, 240,000,000 shares authorized, 11,157,643 and 7,323,434 issued and outstanding at December 31, 2012 and 2011, respectively	112	73
Additional paid-in capital	101,548	57,582
Accumulated other comprehensive loss	(11)	—
Accumulated deficit	(19,705)	(4,025)
Total stockholders’ equity	81,952	53,630
Non-controlling interests	9,210	3,702
Total equity	91,162	57,332
Total liabilities and equity	$256,069	$131,581

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)

	Year Ended December 31,		Period from December 2, 2010 (Date of Inception) to December 31, 2010
	2012	2011
Revenues:
Rental income	$16,334	$3,022	$—
Operating expense reimbursements	488	153	—
Total revenues	16,822	3,175	—

Operating expenses:
Acquisition related	3,988	1,875	—
Merger and other transaction related	2,603	—	—
Property operating	1,098	153	—
General and administrative	2,261	440	—
Depreciation and amortization	9,322	1,612	—
Total operating expenses	19,272	4,080	—
Operating loss	(2,450)	(905)	—
Other income (expenses):
Interest expense	(4,356)	(924)	—
Other income	2	1	—
Total other expenses, net	(4,354)	(923)	—
Loss from continuing operations	(6,804)	(1,828)	—
Net loss from continuing operations attributable to non-controlling interests	225	69	—
Net loss from continuing operations attributable to stockholders	(6,579)	(1,759)	—

Discontinued operations:
Loss from operations of held for sale properties	(145)	(37)	—
Loss on held for sale properties	(600)	(815)	—
Net loss from discontinued operations	(745)	(852)	—
Net loss from discontinued operations attributable to non-controlling interests	46	36	—
Net loss from discontinued operations attributable to stockholders	(699)	(816)	—

Net loss	(7,549)	(2,680)	—
Net loss attributable to non-controlling interests	271	105	—
Net loss attributable to stockholders	(7,278)	(2,575)	—

Other comprehensive loss:
Designated derivative, fair value adjustment	(11)	—	—
Comprehensive loss	$(7,289)	$(2,575)	$—

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.76)	$(0.86)	$—
Basic and diluted net loss per share attributable to common stockholders	$(0.84)	$(1.26)	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance, December 2, 2010	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	1,000	—	—	—	—	—	—	—
Balance, December 31, 2010	—	—	1,000	—	—	—	—	—	—	—
Issuance of common stock, net of rescissions	—	—	7,146,034	71	83,860	—	—	83,931	—	83,931
Offering costs, commissions and dealer manager fees	—	—	—	—	(5,812)	—	—	(5,812)	—	(5,812)
Share-based compensation	—	—	176,400	2	180	—	—	182	—	182
Distributions declared	—	—	—	—	—	—	(1,450)	(1,450)	—	(1,450)
Contribution transaction	—	—	—	—	(16,771)	—	—	(16,771)	—	(16,771)
Contributions from non-controlling interest holder	—	—	—	—	(3,875)	—	—	(3,875)	3,875	—
Distributions to non-controlling interest holder	—	—	—	—	—	—	—	—	(68)	(68)
Net loss	—	—	—	—	—	—	(2,575)	(2,575)	(105)	(2,680)
Balance, December 31, 2011	—	—	7,323,434	73	57,582	—	(4,025)	53,630	3,702	57,332
Issuance of preferred stock	828,472	8	—	—	8,992	—	—	9,000	—	9,000
Issuance of common stock	—	—	3,737,500	38	34,897	—	—	34,935	—	34,935
Offering costs	—	—	—	—	(1,092)	—	—	(1,092)	—	(1,092)
Share-based compensation	—	—	96,709	1	1,169	—	—	1,170	—	1,170
Distributions declared	—	—	—	—	—	—	(8,402)	(8,402)	—	(8,402)
OP units issued to acquire real estate investment	—	—	—	—	—	—	—	—	6,352	6,352
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(573)	(573)
Designated derivative, fair value adjustment	—	—	—	—	—	(11)	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(7,278)	(7,278)	(271)	(7,549)
Balance, December 31, 2012	828,472	$8	11,157,643	$112	$101,548	$(11)	$(19,705)	$81,952	$9,210	$91,162

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		Period from December 2, 2010 (Date of Inception) to December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(7,549)	$(2,680)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,275	1,465	—
Amortization of intangible lease assets	2,047	159	—
Amortization of deferred costs	817	195	—
Amortization of above-market lease asset	116	—	—
Loss on held for sale properties	600	815	—
Share-based compensation	1,170	182	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,467)	(314)	—
Accounts payable and accrued expenses	3,020	374	—
Deferred rent	39	724	—
Net cash provided by operating activities	6,068	920	—
Cash flows from investing activities:
Investments in real estate	(125,400)	(17,528)	—
Capital expenditures	(54)	—	—
Proceeds from sale of property held for sale	553	—	—
Net cash used in investing activities	(124,901)	(17,528)	—
Cash flows from financing activities:
Proceeds from mortgage notes payable	5,498	16,410	—
Proceeds from senior secured revolving credit facility	82,319	2,066	—
Payments on senior secured revolving credit facility	(122)	(11,159)	—
Payments of deferred financing costs	(3,034)	(2,464)	—
Proceeds from issuances of preferred shares	9,000	—	—
Proceeds from issuances of common stock	34,935	21,766	—
Payments of offering costs and fees related to stock issuances	(1,194)	(5,346)	—
Distributions to non-controlling interest holders	(573)	(68)	—
Distributions paid	(8,396)	(1,449)	—
Net cash provided by financing activities	118,433	19,756	—
Net change in cash and cash equivalents	(400)	3,148	—
Cash and cash equivalents, beginning of period	3,148	—	—
Cash and cash equivalents, end of period	$2,748	$3,148	$—

Supplemental Disclosures:
Cash paid for interest	$3,413	$590	$—
Cash paid for income taxes	104	—	—
Non-cash investing and financing activities:
OP units issued to acquire real estate investment	6,352	—	—
Initial proceeds from senior secured revolving credit facility used to pay down mortgages assumed in Formation Transactions	—	51,500	—
Mortgage note payable contributed in Formation Transactions	—	13,850	—
Reclassification of deferred offering costs	—	—	279

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 — Organization

American Realty Capital Properties, Inc. (the “Company”), is a Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”) and the shares began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011.

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

Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 92.5% of the equity interest in the OP as of December 31, 2012. ARC Real Estate Partners, LLC (the “Contributor”) and an unaffiliated investor are limited partners and owners of 2.6% and 4.9%, respectively, of the equity interest in the OP. After holding units of limited partner interests in the OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company, which is externally managed with no employees, has retained ARC Properties Advisors, LLC (the “Manager”), a wholly owned subsidiary of AR Capital, LLC (the “Sponsor”), to manage its affairs on a day to day basis. These affiliated parties, including the Manager, the Sponsor and the Sponsor's wholly owned broker-dealer, Realty Capital Securities, LLC (“RCS” or the “Dealer Manager”), have received compensation and fees for services provided to the Company, and will continue to receive compensation and fees for providing on-going investment oversight, financing and management services to the Company, as applicable, in accordance with the terms of the respective agreements to which such affiliates are party.

Formation Transactions

At the completion of the IPO, the Contributor , an affiliate of the Sponsor, contributed to the OP its indirect ownership interests in certain assets of ARC Income Properties, LLC and ARC Income Properties III, LLC (the "Contributed Companies"). Assets contributed included (1) 59 properties that are presently leased to RBS Citizens Bank, N.A. and Citizens Bank of Pennsylvania, or collectively, Citizens Bank, one property presently leased to Community Bank, N.A, or Community Bank, and one property leased to Home Depot U.S.A., Inc., or Home Depot, and (2) two vacant properties. Additionally, the OP assumed certain liabilities of the Contributed Companies, including $30.6 million of unsecured notes payable and $96.2 million of mortgage notes secured by the contributed properties.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
_______________________________________________
(1)     Notes payable were repaid from the proceeds of the IPO concurrently with closing.

(2)
$82.6 million of mortgage notes payable were refinanced with a new $51.5 million revolving credit facility and the remaining balance was repaid from the proceeds of the IPO concurrently with closing of the IPO.

Note 2 — Merger Agreement

On December 14, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Trust III, Inc., a Maryland corporation (“ARCT III”), and certain subsidiaries of each company. The Merger Agreement provides for the merger of ARCT III with and into a subsidiary of the Company (the “Merger”). The independent members of the boards of directors of both Companies have, by unanimous vote, approved the Merger and the other transactions contemplated by the Merger Agreement.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of ARCT III will be converted into the right to receive (i) 0.95 of a share of the Company's common stock or (ii) $12.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 30% of the shares of ARCT III's common stock issued and outstanding as of immediately prior to the closing of the Merger. In addition, each outstanding unit of equity ownership of the ARCT III operating partnership ("ARCT III OP") will be converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.
Upon the consummation of the Merger with ARCT III, ARCT III's advisor, an affiliate of the Company's Sponsor and Manager, will be entitled to subordinated distributions of net sales proceeds from the ARCT III OP estimated to be valued at approximately $59.0 million, assuming an implied price of ARCT III common stock of $12.26 (closing stock price on December 14, 2012) per share in the merger (which assumes that 70% of the merger consideration is ARCP common stock based on a per share price of $12.90 and 30% of the merger consideration is cash). Such subordinated distributions of net sales proceeds, which will be payable in the form of units of equity ownership of the ARCT III OP, which the Company refers to as ARCT III OP Units, will automatically convert into units of equity ownership of the ARCP OP. The parties have agreed that such ARCP OP Units will be subject to a minimum one-year holding period before being exchangeable into the Company's common stock.
Upon consummation of the Merger, the vesting of the shares of the Company's outstanding restricted stock will be accelerated.
In connection with the Merger, the Company also has entered into an agreement with the Sponsor and its affiliates to internalize certain functions currently performed by them including acquisition, accounting and portfolio management services (the "Internalization"). In connection with the Internalization, (i) the Company and its Sponsor have agreed to terminate the acquisition and capital services agreement dated September 6, 2011, between the two parties, which will eliminate acquisition and financing fees payable by the Company (except with respect to certain enumerated properties that were in the Company's pipeline at the time it entered the Merger Agreement) and (ii) the Manager agreed to reduce asset management fees from an annualized 0.50% of the unadjusted book value of all of the Company's assets to 0.50% for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. In addition, the Company agreed to pay $5.8 million for certain furniture, fixtures, equipment, other assets and certain costs associated with the Merger.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company and ARCT III have made certain customary representations and warranties to each other in the Merger Agreement. Each of the companies has agreed, among other things, not to solicit, initiate, knowingly encourage or knowingly facilitate any inquiry, discussion, offer or request from third parties regarding other proposals to acquire the Company or ARCT III, as applicable, and not to engage in any discussions or negotiations regarding any such proposal, or furnish to any third party non-public information regarding the Company or ARCT III, as applicable. Each of the companies has also agreed to certain other restrictions on their ability to respond to any such proposals. The Merger Agreement also includes certain termination rights for both the Company and ARCT III and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company or ARCT III, as applicable, may be required to pay to the other party reasonable out-of-pocket transaction expenses up to an amount equal to $10.0 million. The Merger Agreement does not provide for the payment of a customary break-up fee by any party thereto in the event of a termination of the Merger Agreement without a closing of the Merger.
The completion of the Merger is subject to certain conditions. Complete information on the Merger, including the Merger background, reasons for the Merger, who may vote, how to vote and the time and place of the Company stockholder meeting was included in a definitive proxy statement/prospectus.

Credit Facility

On February 14, 2013, ARCT III entered into an $875.0 million unsecured credit facility with Wells Fargo Bank, National Association acting as administrative agent (the "New Credit Facility"), which the Company will assume as of the consummation of the Merger. Capital One, N.A. and JP Morgan Chase Bank, N.A. will participate as documentation agents and RBS Citizens, N.A. and Regions Bank will act as syndication agents for the credit facility. The unsecured credit facility provides financing to ARCT III which can be increased, subject to certain conditions and through an additional commitment, to up to $1.0 billion.

The $875.0 million unsecured credit facility includes a $525.0 million term loan facility and a $350.0 million revolving credit facility. Loans under the credit facility will be priced at their applicable rate plus 160 to 220 basis points, based upon ARCT III's current leverage. To the extent that ARCT III or, upon the consummation of the Merger, the Company receives an investment grade credit rating from a major credit rating agency, borrowings under the facility will be priced at the applicable rate plus 115 to 200 basis points. The Company or ARCT III will have the ability to make fixed rate borrowings under this facility as well.

Additionally, upon consummation of the Merger, the Company's senior secured revolving credit facility with RBS Citizens, N.A. of up to $150.0 million will be paid off in full and terminated. As of December 31, 2012, there was $124.6 million outstanding under this facility.

Accounting Treatment for the Merger

The Company and ARCT III are considered to be entities under common control. Both entities’ advisors are wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities are contractually eligible to charge significant fees for their services to both of the companies including asset management fees, incentive fees and other fees. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory agreement, which qualifies them as affiliated companies under common control in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date.

Merger Status

On February 26, 2013, the Company's stockholders approved the issuance of its common stock in connection with the Merger at a Special Meeting of its stockholders. More than 97 percent of the shares voting at the Special Meeting voted in favor of the issuance the Company's common stock in connection with the Merger, representing more than 55 percent of all outstanding shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

On February 26, 2013, ARCT III's stockholders approved its Merger with the Company and the other transactions contemplated by the Merger Agreement at the Special Meeting of ARCT III's Stockholders. More than 98 percent of the shares voting at the Special Meeting voted in favor of the merger and the other transactions contemplated by the Merger Agreement, representing more than 68 percent of all outstanding shares.

As a result, the merger is expected to close on or about February 28, 2013.

Note 3 — Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, to record investments in real estate, real estate taxes, and derivative financial instruments and hedging activities, as applicable.

Formation Transactions

Upon the effectiveness of the IPO, the Company acquired certain properties from affiliated entities of the Company, as such, the Company was no longer considered to be in the development stage. The contribution of the properties from affiliates in the initial formation of the Company was accounted for as a reorganization of entities under common control and therefore all assets and liabilities related to the contributed properties were accounted for on the carryover basis of accounting whereby the real estate investments were contributed at amortized cost and all assets and liabilities of the predecessor entities became assets and liabilities of the Company.

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

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used.

For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. At December 31, 2012, and 2011, the Company had one and two, respectively, vacant properties classified as properties held for sale. See Note 16 — Discontinued Operations and Properties Held for Sale.

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

The aggregate value of intangibles assets related to customer relationships is measured based on the Company's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the tenant. Characteristics considered by the company in determining these values include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Intangible lease assets consist of the following as of December 31, 2012 and 2011 (amounts in thousands):

	December 31,
	2012	2011
In-place leases, gross	$27,140	$11,044
Accumulated amortization on in-place leases	(5,244)	(3,197)
In-place leases, net of accumulated amortization	21,896	7,847

Above market leases, gross	1,264	—
Accumulated amortization on above market leases	(116)	—
Above market leases, net of accumulated amortization	1,148	—
Total intangible lease assets, net	$23,044	$7,847

The following table provides the weighted-average amortization period as of December 31, 2012 for intangible lease assets and the projected amortization expense and adjustments of rental income for the next five years (amounts in thousands):

	Weighted-Average Amortization Period in Years	2013	2014	2015	2016	2017
In-place leases:
Total to be included in amortization expense	7.3	$3,688	$3,619	$3,336	$3,067	$2,531
Above market leases:
Total to be included in rental income	5.0	$252	$252	$252	$252	$122
Total intangible lease assets	7.2

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2012 and 2011, the Company had deposits of $2.7 million and $3.1 million, respectively, of which $2.2 million and $2.7 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Deferred Costs, Net

Deferred costs, net consists of deferred financing costs net of accumulated amortization, deferred leasing costs net of accumulated amortization and deferred offering costs.

Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close. At December 31, 2012 and 2011, the Company had $4.7 million and $2.5 million, respectively, of deferred financing costs net of accumulated amortization.

Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease. At December 31, 2012 and 2011, the Company had $0.2 million and $0.3 million, respectively, of deferred leasing costs, net of accumulated amortization.

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2012, the Company had $0.1 million of deferred offering costs related to its $500.0 million universal shelf and resale registration statements filed with the SEC in August 2012. As of December 31, 2011, the Company had no deferred offering costs.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of December 31, 2012 and 2011, the Company determined that there was no allowance for uncollectible accounts necessary.

Offering and Related Costs

Offering and related costs include costs incurred in connection with the Company's issuance of common stock. These costs include, but are not limited to, (i) legal, accounting, printing, mailing and filing fees; (ii) escrow related fees, and (iii) reimbursement to the Dealer Manager for amount they paid to reimburse the bonified due diligence expenses of broker-dealers.

Share-Based Compensation

The Company has a stock-based incentive award plan for its affiliated Manager, non-executive directors, officers, other employees and independent contractors who are providing services to the company as applicable, and a non-executive director restricted share plan, which are accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 11 — Share-Based Compensation for additional information on these plans.

Income Taxes

The Company qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with the taxable year ended December 31, 2011. Being qualified for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. The Company may still be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) less dividends on unvested restricted stock and dividends on preferred shares by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4 — Real Estate Investments

The following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (amounts in thousands):

	Year Ended December 31,
	2012	2011
Real estate investments, at cost:
Land	15,856	$18,489
Buildings, fixtures and improvements	98,536	107,340
Total tangible assets	114,392	125,829
Acquired intangibles:
In-place leases	16,096	11,044
Above market leases	1,264	—
Total real estate investments acquired	131,752	136,873
OP Units issued to acquire real estate investments	(6,352)	—
Cash paid to acquire real estate investments (1)	$125,400	$136,873
Number of properties acquired	58	88
______________________________________________

(1)
For the year ended December 31, 2011, the amount includes the properties that were contributed in September 2011 in conjunction with the completion of the IPO by the Contributor at amortized cost as well as $17.5 million of properties acquired by the Company following the IPO.

The Company owns and operates commercial properties. As of December 31, 2012, the Company owned 147 properties, one of which was vacant and classified as held for sale. As of December 31, 2011, the Company owned 90 properties, two of which were vacant and classified as held for sale. The Contributor, an affiliate of the Sponsor, contributed 63 properties (the "Contributed Properties") in September 2011 in conjunction with the completion of the IPO at amortized cost.

The following table reflects the number and related purchase prices of properties acquired during the years ended December 31, 2012 and 2011 (amounts in thousands):

	Number of Properties	Base Purchase Price
Year ended December 31, 2011	88	$136,873
Year ended December 31, 2012	58	131,752
Total portfolio as of December 31, 2012	146	$268,625

The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2012, had been consummated on December 2, 2010 (date of inception). Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to reclass acquisition and transaction related expenses of $4.0 million from the year ended December 31, 2012 to the period from December 2, 2010 (date of inception) to December 31, 2010.

	Year Ended December 31,		Period from December 2, 2010 (date of inception) to December 31, 2010
(Amounts in thousands)	2012	2011
Pro forma revenues	$23,512	$23,512	$1,932
Pro forma net income (loss) attributable to stockholders	$(824)	$724	$(3,776)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2013	$23,113
2014	23,309
2015	23,153
2016	22,808
2017	18,761
Thereafter	50,031
Total	$161,175

The Company entered into a ground lease agreement related to the acquisition of a Walgreens Pharmacy. The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter under this arrangement (amounts in thousands):

Future Minimum Base Rent Payments
2013	$160
2014	160
2015	160
2016	160
2017	160
Thereafter	600
Total	$1,400

Tenant Concentration

The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2012 and 2011. Annualized rental income for net leases is rental income on a straight-line basis as of December 31, 2012, which includes the effect of tenant concessions such as free rent, as applicable. The Company did not own any properties as of December 31, 2010.

Tenant	2012	2011
Citizens Bank	28.7%	62.9%
GSA	11.6%	*
John Deere	10.0%	*
Home Depot	*	21.1%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The termination, delinquency or non-renewal of one or more leases by any of the above tenants may have a material effect on revenues. No other tenant represents more than 10% of the annualized rental income for the periods presented.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2012 and 2011:

State	2012	2011
Michigan	15.2%	23.4%
Ohio	10.8%	16.8%
South Carolina	10.6%	23.4%
Iowa	10.0%	*
_______________________________________________
* The state's annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

Note 5 — Senior Secured Revolving Credit Facility

On September 7, 2011, the Company obtained a senior secured revolving credit facility with RBS Citizens, N.A. of up to $150.0 million subject to providing qualified collateral, among other conditions. The proceeds of advances made under the credit agreement may be used to finance the acquisition of net leased, investment or non-investment grade leased properties and for other permitted corporate purposes. Up to $10.0 million of the facility is available for letters of credit. The credit agreement has a term of 36 months and matures on September 7, 2014, and can be extended at the Company's option for an additional 24 months.

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

As of December 31, 2012, there was $124.6 million outstanding on this facility, which bore an interest rate of 3.11%, collateralized by 114 properties. At December 31, 2012, there was $20.4 million available to the Company for future borrowings. At December 31, 2011, there was $42.4 million outstanding on this facility with an interest rate of 3.17%, collateralized by 59 properties.

The Company’s sources of recourse financing generally require financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At December 31, 2012 and 2011, the Company was in compliance with the debt covenants under the senior secured revolving credit facility agreement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 6 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following as of December 31, 2012 and 2011 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
December 31, 2012	29	$35,758	4.52%	3.52
December 31, 2011	28	$30,260	4.67%	4.32
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.68% to 5.32% at December 31, 2012 and 3.80% to 5.32% at December 31, 2011.

(2)	Weighted average remaining years until maturity as of December 31, 2012 and 2011, respectively.

The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2012 (amounts in thousands):

Year	Total
2013	$74
2014	189
2015	13,767
2016	11,760
2017	9,968
Thereafter	—
Total	$35,758

The Company’s sources of recourse financing generally require financial covenants as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2012 and 2011, the Company was in compliance with the debt covenants under the mortgage loan agreements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 7 — Fair Value of Financial Instruments

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company’s interest rate cap derivative measured at fair value on a recurring basis as of December 31, 2012 was zero and was classified in Level 2 of the fair value hierarchy.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature.

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
Mortgage notes payable	3	$35,758	$35,793	$30,260	$30,626
Senior secured revolving credit facility	3	$124,604	$124,604	$42,407	$42,407

The fair value of mortgage notes payable are obtained by calculating the present value at current market rates. The terms of the senior secured revolving credit facility and the Company's level ratio are considered commensurate with the market, as such the outstanding balance on the facility approximates fair value.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 8 — Derivatives and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2012, such derivatives were used to hedge the variable cash flows associated with forecasted variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2012, the Company recorded no hedge ineffectiveness in earnings. The Company had no derivative instruments prior to the year ended December 31, 2012.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $11,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of December 31, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollar amount in thousands):

Interest Rate Derivative:	Number of Instruments	Notional Amount
Interest rate cap	1	$50,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2012:

	Balance Sheet Location	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate cap	Derivative, at fair value	$—

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2012 (amounts in thousands):

Year Ended December 31, 2012
Amount of loss recognized in accumulated other comprehensive loss on interest rate derivatives (effective portion)	$(12)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(1)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amounts excluded from effectiveness testing)	$—

Note 9 — Convertible Preferred Stock

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 10 — Common Stock

The following are the Company's public equity offerings of common stock (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares	Gross Proceeds
IPO	September 7, 2011	5,574,131	$67.4
Follow on offering	November 2, 2011	1,497,924	15.8
Underwriters' over allotment	November 7, 2011	74,979	0.8
Follow on offering	June 18, 2012	3,250,000	30.3
Underwriters' over allotment	July 9, 2012	487,500	4.6
Total		10,884,534	$118.9

The common stock issued and outstanding of 11,157,643 at December 31, 2012 includes restricted shares of 273,109.

The Company's board of directors has authorized, and the Company began paying, dividends since October 2011 on the fifteenth day of each month to stockholders of record on the eight day of such month. Since October 2011, the board of directors of the Company has authorized the following increases in dividend.

Dividend increase declaration date	Annualized dividend per share	Effective date
September 7, 2011	$0.8750	10/9/2011
February 27, 2012	$0.8800	3/9/2012
March 16, 2012	$0.8850	6/9/2012
June 27, 2012	$0.8900	9/9/2012
September 30, 2012	$0.8950	11/9/2012
November 29, 2012	$0.9000	2/9/2013

On August 1, 2012, the Company filed a universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of December 31, 2012, no common stock, preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests. As of December 31, 2012, no common stock had been issued under the resale registration statement.

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

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to the Manager at the IPO. All such awards of shares will vest ratably on a quarterly or annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

In February 2013, the Company granted 325,000 restricted shares of common stock to the Manager and certain employees. These shares will not vest upon the consummation of the merger but will vest ratably over a three-year period and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.

Director Stock Plan

The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the Director Stock Plan), which provides for the grant of restricted shares of common stock to each of the Company's three independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2012, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.

The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock under the Equity Plan is updated at the end of each quarter based on the quarter end closing stock price through the final vesting date.

    For the years ended December 31, 2012 and 2011, compensation expense for restricted shares was $1.2 million and $0.2 million, respectively. There was $0.1 million compensation expense for restricted shares for the year ended December 31, 2010.

The following tables detail the restricted shares activity within the Equity Plan and Director Stock Plan during the years ended December 31, 2012 and 2011:
Restricted Share Awards

	Equity Plan		Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	9,000	12.50
Awarded December 31, 2011	167,400	12.50	9,000	12.50
Granted	93,683	10.65	9,000	12.21
Forfeited	(1,174)	10.65	(4,800)	12.50
Awarded December 31, 2012	259,909	$11.84	13,200	$12.30

Unvested Restricted Shares

	Equity Plan		Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	9,000	12.50
Vested	(13,950)	12.50	—	—
Unvested, December 31, 2011	153,450	12.50	9,000	12.50
Granted	93,683	10.65	9,000	12.21
Vested	(59,556)	12.42	(1,800)	12.50
Forfeited	(1,174)	10.65	(4,800)	12.50
Unvested, December 31, 2012	186,403	$11.62	11,400	$12.27

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Pursuant to, and as further described in the Merger agreement, each share of restricted stock outstanding as of immediately prior to the effective date of the Merger will become fully vested.

Note 12 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except for the following:
Since the announcement of the Merger Agreement on December 17, 2012, one putative class action lawsuit had been filed against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court for the State of New York. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
The Company maintains directors and officers liability insurance which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuit.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect on the results of operations.

Note 13 — Related Party Transactions and Arrangements

Common Stock Ownership

Certain affiliates of the Company have purchased shares of the Company's common stock. As of December 31, 2012 and 2011, certain affiliates owned 20.7% and 31.3%, respectively, of the Company's common stock outstanding on a fully diluted basis, including the Contributor's 310,000 OP Units owned by the Company's Sponsor.

The Company has issued restricted stock to the Manager and non-executive directors in conjunction with a share-based compensation plan. See Note 11 — Share-Based Compensation.

Fees Paid in Connection with Common Stock Offerings

RCS received selling commissions of 6% of the gross offering proceeds from the sale of the Company’s common stock in the IPO. In addition, RCS received dealer manager fees of 2% of the gross offering proceeds before reallowance to participating broker-dealers in the IPO. RCS was permitted to re-allow all or a portion of its dealer manager fee to participating broker-dealers.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table details the results of such activities related to RCS (amounts in thousands):

	Year Ended December 31,
	2012		2011
Total commissions and fees paid to affiliated Dealer Manager	$14	(1)	$1,601
_______________________________________________

(1)	In connection with the Company's follow-on offering in June 2012, the underwriters paid RCS a fee of $13,500 for providing advisory services to the Company.

The Company reimbursed the Manager for services relating to the IPO and the follow-on offerings. The following table details the results of such activities related to offering costs reimbursed to the Manager (amounts in thousands):

	Year Ended December 31,
	2012	2011
Offering expense reimbursements	$183	$—

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

The Company may be required to pay the Manager a quarterly incentive fee, calculated based on 20 percent of the excess Company annualized core earnings (as defined in the management agreement with the Manager) over the weighted average number of shares multiplied by the weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No such incentive fees have been paid to the Manager since inception.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table details amounts incurred by the Company and contractually due to the Sponsor and the Manager and forgiven in connection with the operations related services described above (amounts in thousands):

	Year Ended December 31,				Payable as of
	2012		2011		December 31,
	Incurred	Forgiven	Incurred	Forgiven	2012	2011
One-time fees:
Acquisition fees and related cost reimbursements	$2,353	$—	$400	$—	$364	$—
Financing fees and related cost reimbursements	845	—	131	—	—	—
Other expense reimbursements	132	—	135	—	18	—
On-going fees:
Base management fees	975	975	202	202	—	—
Incentive fees	771	771	—	—	—	—
Total operational fees and reimbursements	$5,076	$1,746	$868	$202	$382	$—

Under an administrative support agreement between the Company and the Sponsor, the Sponsor was to pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which was one year after the closing of the IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, were less than the amount of the distributions declared by the Company during this one-year period. To the extent these amounts were paid by the Sponsor, they would not be subject to reimbursement by the Company. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.

The following table details general and administrative expenses absorbed by the Sponsor and paid to the Company during the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,		Receivable as of December 31,
	2012	2011	2012	2011
General and administrative expenses absorbed	$164	$—	$—	$—

Note 14 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Manager and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Manager, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services. As a result of the pending merger with ARCT III, the Company will internalize certain accounting and property acquisition services currently performed by the Manager and its affiliates. The Company may from time to time engage the former Advisor for legal, information technology or other support services for which it will pay market rates.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 15 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2012 and 2011. The Company had no income or loss for the period from December 2, 2010 (date of inception) to December 31, 2010 (dollars in thousands, expect for shares and per share data):

	Year Ended December 31,
	2012	2011
Net loss from continuing operations attributable to stockholders	$(6,579)	$(1,759)
Less: dividends declared on preferred shares	(368)	—
Net loss from continuing operations attributable to common stockholders	(6,947)	(1,759)
Net loss from discontinued operations attributable to common stockholders	(699)	(816)
Net loss attributable to common stockholders	$(7,646)	$(2,575)

Weighted average common shares outstanding	9,150,785	2,045,320
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.76)	$(0.86)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$(0.07)	$(0.40)
Basic and diluted net loss per share attributable to common stockholders	$(0.84)	$(1.26)

As of December 31, 2012, the Company had 886,376 OP Units issued, which are convertible to an equal number of shares of the Company's common stock, 197,803 shares of unvested restricted stock outstanding, 545,454 shares of the Company's Series A preferred convertible stock outstanding and 283,018 shares of the Company's Series B preferred convertible stock outstanding, which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

Note 16 — Discontinued Operations and Properties Held for Sale

The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and operating results for those properties as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of December 31, 2012 and 2011, the Company held one and two vacant properties, respectively, which were classified as held for sale on the accompanying respective balance sheets.

On July 1, 2012, the Company sold one of the vacant properties, which was located in Havertown, PA, for net proceeds of $0.6 million and recorded a loss on held for sale properties of $0.5 million. Additionally, in 2012, the Company recorded an impairment on assets held for sale of $0.1 million on its remaining property classified as held for sale.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 17 — Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$2,944	$3,348	$4,880	$5,650
Net loss from continuing operations attributable to stockholders	$(308)	$(1,963)	$(763)	$(3,545)
Less: dividends declared on preferred shares	$—	$(70)	$(140)	$(158)
Net loss from continuing operations attributable to common stockholders	$(308)	$(2,033)	$(903)	$(3,703)
Net loss from discontinued operations attributable to stockholders	$(322)	$(77)	$(41)	$(259)
Net loss attributable to common stockholders, net of dividends on preferred shares	$(630)	$(2,110)	$(944)	$(3,962)
Weighted average shares outstanding	7,174,934	7,653,170	10,846,432	10,959,840
Basic and diluted loss per share from continuing operations attributable to common stockholders	$(0.04)	$(0.27)	$(0.08)	$(0.34)
Basic and diluted loss per share from discontinued operations attributable to common stockholders	$(0.05)	$(0.01)	$—	$(0.02)
Basic and diluted loss per share attributable to common stockholders	$(0.09)	$(0.28)	$(0.09)	$(0.36)

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$—	$—	$576	$2,599
Net loss from continuing operations attributable to common stockholders	$(16)	$—	$(626)	$(1,117)
Net loss from discontinued operations attributable to stockholders	$—	$—	$(8)	$(808)
Net loss attributable to common stockholders	$(16)	$—	$(634)	$(1,925)
Weighted average shares outstanding	1,000	1,000	1,515,710	6,596,908
Basic and diluted loss per share from continuing operations attributable to stockholders	NM	$—	$(0.41)	$(0.17)
Basic and diluted loss per share from discontinued operations attributable to common stockholders	NM	$—	$(0.01)	$(0.12)
Basic and diluted loss per share attributable to stockholders	NM	$—	$(0.42)	$(0.29)
______________________________
NM - Not meaningful.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 18 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:

Public Equity Offering
On January 24, 2013, the Company priced an underwritten public follow-on offering of 1,800,000 shares of its common stock, par value $0.01 per share. The offering price to the public in the offering was $13.47 per share (before underwriting discounts and commissions). The underwriters fully exercised their option to purchase an additional 270,000 shares of common stock at the public offering price, less underwriting discounts and commissions. The offering closed on January 29, 2013 for a total of 2,070,000 shares of common stock. As a result, the Company received total net proceeds of approximately $26.5 million, after deducting underwriting discounts, commissions and related expenses.

ATM Program

In January 2013, the Company commenced its "at the market" equity offering ("ATM") program in which it may from time to time offer and sell shares of its common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the Company's $500.0 million universal shelf registration statement. As of February 27, 2013, the Company had issued 61,000 shares at a weighted average price per share of $13.48 for net proceeds of $0.8 million. As of February 27, 2013, $59.2 million of shares of common stock remained available for issuance under the ATM program.

Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from January 1, 2013 to February 22, 2013 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – December 31, 2012 (2)	146	2,412,104	$268,625
Acquisitions	5	59,034	21,910
Total portfolio – February 22, 2013 (2)	151	2,471,138	$290,535
____________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.

(2)	Total portfolio excludes one vacant property contributed in September 2011 which was classified as held for sale at December 31, 2012.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(in thousands)

				Initial Costs			Gross Amount Carried at December 31, 2012
Property	City	State	Encumbrances at December 31, 2012	Land	Buildings, Fixtures and Improvements	Adjustment to Basis		Accumulated Depreciation
Advance Auto	Caro	MI	(2)	$117	$665	$—	$782	$40
Advance Auto	Charlotte	MI	(2)	123	697	—	820	42
Advance Auto	Flint	MI	(1)	133	534	—	667	32
Advance Auto	Livonia	MI	(2)	210	629	—	839	38
Advance Auto	SS Marie	MI	(2)	75	671	—	746	41
Advance Auto	Ypsilanti	MI	(1)	85	483	—	568	29
Advance Auto II	Alton	TX	(1)	169	958	—	1,127	9
Advance Auto III	Bardstown	KY	(1)	272	1,090	—	1,362	5
Advance Auto III	Brandenburg	KY	(1)	186	742	—	928	3
Advance Auto III	Hardinsburg	KY	(1)	94	845	—	939	4
Advance Auto III	Leitchfield	KY	(1)	104	939	—	1,043	4
Advance Auto IV	Albany	GA	(1)	210	629	—	839	—
Advance Auto IV	Hazlehurst	GA	(1)	113	451	—	564	—
Advance Auto IV	Hinesville	GA	(1)	352	430	—	782	—
Advance Auto IV	Thomasville	GA	(1)	251	377	—	628	—
Advance Auto IV	Dothan	AL	(1)	326	326	—	652	—
Advance Auto IV	Enterprise	AL	(1)	280	420	—	700	—
Advance Auto IV	Perry	GA	(1)	209	487	—	696	—
Advance Auto IV	Cairo	GA	(1)	140	325	—	465	—
Advance Auto V	Springfield	OH		460	1,074	—	1,534	—
Citizens I	Higganum	CT	(3)	171	971	—	1,142	178
Citizens I	New London	CT	(1)	94	534	—	628	98
Citizens I	Smyrna	DE	(3)	183	1,036	—	1,219	171
Citizens I	Wilmington	IL	(1)	330	1,872	—	2,202	268
Citizens I	Chicago	IL	(1)	267	1,511	—	1,778	276
Citizens I	Chicago	IL	(1)	191	1,082	—	1,273	198
Citizens I	Lyons	IL	(1)	214	1,212	—	1,426	222
Citizens I	Elmwood Park	IL	(1)	431	2,441	—	2,872	376
Citizens I	Alsip	IL	(1)	226	1,280	—	1,506	234
Citizens I	Evergreen Park	IL	(1)	167	944	—	1,111	173
Citizens I	Clinton Township	MI	(1)	574	3,250	—	3,824	606
Citizens I	Southfield	MI	(1)	283	1,605	—	1,888	299
Citizens I	Richmond	MI	(1)	168	951	—	1,119	181
Citizens I	St. Clair Shores	MI	(1)	309	1,748	—	2,057	332
Citizens I	Lathrup Village	MI	(1)	283	1,602	—	1,885	293
Citizens I	Warren	MI	(1)	178	1,009	—	1,187	184
Citizens I	Dearborn	MI	(1)	434	2,461	—	2,895	353
Citizens I	Dearborn	MI	(1)	385	2,184	—	2,569	313
Citizens I	Detroit	MI	(1)	112	636	—	748	121
Citizens I	Highland Park	MI	(1)	150	848	—	998	161

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(in thousands)

				Initial Costs			Gross Amount Carried at December 31, 2012
Property	City	State	Encumbrances at December 31, 2012	Land	Buildings, Fixtures and Improvements	Adjustment to Basis		Accumulated Depreciation
Citizens I	Livonia	MI	(1)	261	1,476	—	1,737	281
Citizens I	Detroit	MI	(1)	204	1,159	—	1,363	220
Citizens I	Harper Woods	MI	(1)	207	1,171	—	1,378	222
Citizens I	Grosse Pointe	MI	(1)	410	2,322	—	2,732	408
Citizens I	Utica	MI	(1)	376	2,133	—	2,509	375
Citizens I	Pittsfield	NH	(1)	160	908	—	1,068	166
Citizens I	Rollinsford	NH	(1)	78	444	—	522	81
Citizens I	Albany	NY	(3)	232	1,315	—	1,547	189
Citizens I	Johnstown	NY	(3)	163	923	—	1,086	132
Citizens I	Schenectady	NY	(3)	292	1,655	—	1,947	237
Citizens I	Vails Gate	NY	(3)	284	1,610	—	1,894	231
Citizens I	Whitehall	NY	(3)	106	600	—	706	86
Citizens I	Greene	NY	(3)	216	1,227	—	1,443	176
Citizens I	Whitesboro	NY	(3)	130	739	—	869	106
Citizens I	Amherst (Buffalo)	NY	(3)	238	1,348	—	1,586	208
Citizens I	East Aurora	NY	(3)	162	919	—	1,081	142
Citizens I	Rochester	NY	(3)	166	943	—	1,109	145
Citizens I	Port Jervis	NY	(3)	143	811	—	954	134
Citizens I	Mentor	OH	(1)	178	1,011	—	1,189	185
Citizens I	Northfield	OH	(1)	317	1,797	—	2,114	329
Citizens I	Willoughby	OH	(1)	395	2,239	—	2,634	409
Citizens I	Cleveland	OH	(1)	239	1,357	—	1,596	263
Citizens I	Cleveland	OH	(1)	210	1,190	—	1,400	230
Citizens I	Cleveland	OH	(1)	182	1,031	—	1,213	200
Citizens I	Lakewood	OH	(1)	196	1,111	—	1,307	159
Citizens I	Rocky River	OH	(1)	283	1,602	—	1,885	230
Citizens I	Broadview Heights	OH	(1)	201	1,140	—	1,341	188
Citizens I	Boardman	OH	(1)	280	1,589	—	1,869	308
Citizens I	Brunswick	OH	(1)	186	1,057	—	1,243	205
Citizens I	Wadsworth	OH	(1)	158	893	—	1,051	173
Citizens I	Alliance	OH	(1)	204	1,156	—	1,360	224
Citizens I	Louisville	OH	(1)	191	1,080	—	1,271	209
Citizens I	Massillon	OH	(1)	287	1,624	—	1,911	314
Citizens I	Massillon	OH	(1)	212	1,202	—	1,414	233
Citizens I	Ambridge	PA	(3)	215	1,217	—	1,432	175
Citizens I	Monesson	PA	(3)	198	1,123	—	1,321	161
Citizens I	Narberth	PA	(3)	420	2,381	—	2,801	341
Citizens I	Poultney	VT	(1)	149	847	—	996	140
Citizens I	St. Albans	VT	(1)	141	798	—	939	132
Citizens I	White River Junction	VT	(1)	183	1,039	—	1,222	171

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(in thousands)

				Initial Costs			Gross Amount Carried at December 31, 2012
Property	City	State	Encumbrances at December 31, 2012	Land	Buildings, Fixtures and Improvements	Adjustment to Basis		Accumulated Depreciation
CVS	Alpharetta	GA	(1)	572	858	—	1,430	13
CVS	Vidalia	GA	(1)	368	1,105	—	1,473	17
CVS	Nashville	TN	(1)	203	1,148	—	1,351	17
Dollar General	Bella Vista	AR	(1)	129	302	—	431	20
Dollar General	Carlisle	AR	(1)	13	245	—	258	16
Dollar General	Green Forest	AR	(1)	52	293	—	345	19
Dollar General	Jonesboro	IL	(1)	77	309	—	386	20
Dollar General	Appleton City	MO	(1)	22	124	—	146	8
Dollar General	Ash Grove	MO	(1)	35	315	—	350	21
Dollar General	Ashland	MO	(1)	70	398	—	468	26
Dollar General	Bernie	MO	(1)	35	314	—	349	21
Dollar General	Bloomfield	MO	(1)	23	209	—	232	14
Dollar General	Carterville	MO	(2)	10	192	—	202	13
Dollar General	Clarkton	MO	(1)	19	354	—	373	23
Dollar General	Diamond	MO	(1)	44	175	—	219	11
Dollar General	Ellsinore	MO	(2)	30	579	—	609	38
Dollar General	Hallsville	MO	(2)	29	263	—	292	17
Dollar General	Lawson	MO	(1)	29	162	—	191	11
Dollar General	Lilbourne	MO	(2)	62	554	—	616	36
Dollar General	Qulin	MO	(2)	30	573	—	603	38
Dollar General	Steele	MO	(2)	31	598	—	629	39
Dollar General	Strafford	MO	(2)	51	461	—	512	30
Dollar General	Commerce	OK	(1)	38	341	—	379	22
Dollar General II	Ash Flat	AR	(1)	44	132	—	176	4
Dollar General II	Flippin	AR	(1)	53	64	—	117	2
Dollar General II	Panama City	FL	(1)	139	258	—	397	7
Dollar General II	Caney	KS	(1)	31	178	—	209	5
Dollar General II	Clever	MO	(1)	136	542	—	678	15
Dollar General II	Concordia	MO	(1)	40	161	—	201	5
Dollar General II	Greenfield	MO	(1)	42	378	—	420	11
Dollar General II	Humansville	MO	(1)	69	277	—	346	8
Dollar General II	Oak Grove	MO	(1)	27	106	—	133	3
Dollar General II	Palmyra	MO	(1)	40	225	—	265	6
Dollar General II	Senath	MO	(1)	61	552	—	613	16
Dollar General II	Seneca	MO	(1)	47	189	—	236	5
Dollar General II	St James	MO	(1)	81	244	—	325	7
Dollar General II	Willow Springs	MO	(1)	24	213	—	237	6
Dollar General II	Winona	MO	(1)	52	155	—	207	4
Dollar General II	Nowata	OK	(1)	43	128	—	171	4
Family Dollar	Brookston	IN	(1)	126	715	—	841	10

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(in thousands)

					Initial Costs			Gross Amount Carried at December 31, 2012
Property	City	State	Encumbrances at December 31, 2012		Land	Buildings, Fixtures and Improvements	Adjustment to Basis		Accumulated Depreciation
Family Dollar II	Lenox	GA		(1)	90	809	—	899	8
Family Dollar III	Detroit	MI			130	1,169	—	1,299	5
FedEx I	Chillicothe	OH		(1)	143	1,284	—	1,427	46
FedEx I	Evansville	IN		(1)	665	2,661	—	3,326	95
FedEx I	Kankakee	IL		(1)	195	1,103	—	1,298	39
FedEx I	London	KY		(1)	191	1,081	—	1,272	38
FedEx I	Mt. Vernon	IL		(1)	222	1,259	—	1,481	45
FedEx I	Mt. Pleasant	PA		(1)	454	1,814	—	2,268	65
FedEx II	Chico	CA		(1)	308	2,776	—	3,084	28
Fresenius	Warsaw	NC		(1)	75	1,428	—	1,503	11
GSA I	Freeport	NY		(1)	843	3,372	—	4,215	185
GSA II	Plattsburg	NY		(1)	508	4,572	—	5,080	126
GSA III	Mobile	AL		(1)	268	5,095	—	5,363	140
GSA IV	Warren	PA		(1)	341	3,066	—	3,407	84
GSA V	Gloucester	VA		(1)	287	1,628	—	1,915	45
Home Depot	Columbia	SC	13,850		2,911	15,463	—	18,374	2,088
Iron Mountain	Columbus	OH		(1)	405	3,642	—	4,047	56
John Deere	Davenport	IA		(1)	1,161	22,052	—	23,213	785
Mrs. Baird's	Dallas	TX		(1)	453	4,077	—	4,530	124
Reckitt Benckiser	Chester	NJ	5,500		886	7,972	—	8,858	128
Synovus Bank	Tampa	FL		(1)	985	2,297	—	3,282	—
Tractor Supply	Rio Grande City	TX		(1)	469	1,095	—	1,564	26
Walgreens	Myrtle Beach	SC		(1)	—	2,077	—	2,077	125
Walgreens II	Eastpointe	MI		(1)	668	2,672	—	3,340	147
Walgreens III	Warren	MI		(1)	748	2,991	—	3,739	15
Walgreens IV	Troy	MI			—	1,896	—	1,896	9
Encumbrances allocated based on notes below			141,012
Total			$160,362		$34,345	$205,876	$—	$240,221	$18,873
_______________________________________________

(1)	These properties collateralize a senior secured revolving credit facility of up to $150.0 million, which had $124.6 million outstanding as of December 31, 2012.

(2)	These properties collateralize a $4.5 million mortgage note payable of which $4.5 million was outstanding as of December 31, 2012.

(3)	These properties collateralize an $11.9 million mortgage note payable of which $11.9 million was outstanding as of December 31, 2012.

Each location is a single-tenant, freestanding property. Each of the properties has a depreciable life of 40 years. Acquired intangible lease assets in the amount of $17.4 million allocated to individual properties are not reflected in the table above. The accumulated depreciation column excludes $5.4 million of amortization associated with acquired intangible lease assets. The table above also excludes one vacant property located in Worth, IL contributed in September 2011, which was classified as held for sale at December 31, 2012. The aggregate base purchase price of this vacant properties was $1.2 million.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(in thousands)

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2012 (amounts in thousands):

Year Ended December 31, 2012
Real estate investments, at cost:
Balance at beginning of year	$125,829
Additions - acquisitions and improvements	114,392
Balance at end of the year	$240,221
Accumulated depreciation:
Balance at beginning of year	$11,648
Depreciation expense	7,225
Balance at end of the year	$18,873