Form 10-Q
period 2013-03-31
American Realty Capital Properties, Inc.
filed 2013-05-06
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s common stock on April 30, 2013 was 154,609,679 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$298,280	$249,541
Buildings, fixtures and improvements	1,521,505	1,336,726
Acquired intangible lease assets	241,501	212,223
Total real estate investments, at cost	2,061,286	1,798,490
Less: accumulated depreciation and amortization	(81,207)	(56,110)
Total real estate investments, net	1,980,079	1,742,380
Cash and cash equivalents	52,412	156,873
Investment securities, at fair value	4	41,654
Restricted cash	1,287	1,108
Prepaid expenses and other assets	15,397	7,416
Deferred costs, net	38,244	15,356
Assets held for sale	679	665
Total assets	$2,088,102	$1,965,452

LIABILITIES AND EQUITY
Mortgage notes payable	$265,118	$265,118
Senior secured revolving credit facility	—	124,604
Unsecured credit facility	640,000	—
Derivatives, at fair value	5,012	3,830
Accounts payable and accrued expenses	6,589	9,459
Deferred rent and other liabilities	5,270	4,336
Distributions payable	92	9,946
Total liabilities	922,081	417,293

Series A convertible preferred stock, $0.01 par value, 545,454 shares (liquidation preference $11.00 per share) authorized, issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5	5
Series B convertible preferred stock, $0.01 par value, 283,018 shares (liquidation preference $10.60 per share) authorized, issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Common stock, $0.01 par value, 240,000,000 shares authorized, 154,322,183 and 179,167,112 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,543	1,792
Additional paid-in capital	1,335,863	1,653,900
Accumulated other comprehensive loss	(5,018)	(3,934)
Accumulated deficit	(290,484)	(120,072)
Total stockholders’ equity	1,041,912	1,531,694
Non-controlling interests	124,109	16,465
Total equity	1,166,021	1,548,159
Total liabilities and equity	$2,088,102	$1,965,452

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$38,378	$6,083
Operating expense reimbursements	1,822	157
Total revenues	40,200	6,240
Operating expenses:
Acquisition related	5,582	4,785
Merger and other transaction related	137,769	—
Property operating	2,404	292
General and administrative	1,307	525
Equity-based compensation	876	146
Depreciation and amortization	25,109	3,535
Operating fees to affiliates	—	212
Total operating expenses	173,047	9,495
Operating loss	(132,847)	(3,255)
Other income (expenses):
Interest expense	(6,202)	(1,456)
Income from investment securities	218	—
Gain on sale of investment securities	451	—
Loss on derivative instruments	(5)	—
Other income	35	5
Total other expenses, net	(5,503)	(1,451)
Loss from continuing operations	(138,350)	(4,706)
Net loss from continuing operations attributable to non-controlling interests	432	—
Net loss from continuing operations attributable to stockholders	(137,918)	(4,706)
Discontinued operations:
Loss from operations of held for sale properties	(16)	(13)
Gain (loss) on held for sale properties	14	(323)
Net loss from discontinued operations	(2)	(336)
Net loss from discontinued operations attributable to non-controlling interests	—	14
Net loss from discontinued operations attributable to stockholders	(2)	(322)
Net loss	(138,352)	(5,042)
Net loss attributable to non-controlling interests	432	14
Net loss attributable to stockholders	$(137,920)	$(5,028)
Other comprehensive gain (loss):
Designated derivatives, fair value adjustment	(1,177)	(603)
Reclassification of realized loss on investment securities, net	93	—
Comprehensive loss	$(139,004)	$(5,631)
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.90)	$(0.20)
Basic and diluted net loss per share attributable to common stockholders	$(0.90)	$(0.21)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance December 31, 2012	828,472	$8	179,167,112	$1,792	$1,653,900	$(3,934)	$(120,072)	$1,531,694	$16,465	$1,548,159
Issuance of common stock	—	—	2,084,764	21	27,522	—	—	27,543	—	27,543
Common stock repurchases	—	—	(27,749,693)	(278)	(350,244)	—	—	(350,522)		(350,522)
Offering costs, commissions and dealer manager fees	—	—	—	—	(422)	—	—	(422)	—	(422)
Common stock issued through distribution reinvestment plan	—	—	489,000	5	4,890	—	—	4,895	—	4,895
Equity-based compensation	—	—	331,000	3	612	—	—	615	—	615
Amortization of restricted shares	—	—	—	—	2,640	—	—	2,640	—	2,640
Consideration paid for assets of Advisor in excess of carryover basis	—	—	—	—	(3,035)	—	—	(3,035)	—	(3,035)
Distributions declared	—	—	—	—	—	—	(32,492)	(32,492)	—	(32,492)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	108,247	108,247
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	750	750
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(921)	(921)
Net loss	—	—	—	—	—	—	(137,920)	(137,920)	(432)	(138,352)
Other comprehensive loss	—	—	—	—	—	(1,084)	—	(1,084)	—	(1,084)
Balance March 31, 2013	828,472	$8	154,322,183	$1,543	$1,335,863	$(5,018)	$(290,484)	$1,041,912	$124,109	$1,166,021

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(138,352)	$(5,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of operating partnership units	108,247	—
Depreciation	20,157	2,927
Amortization of intangible lease assets	4,952	608
Amortization of deferred costs	1,222	222
Amortization of above-market lease asset	63	—
Loss (gain) on held for sale properties	(14)	323
Equity-based compensation	3,255	146
Loss on derivative instruments	5	—
Gain on sale of investments	(451)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,614)	(2,099)
Accounts payable and accrued expenses	(3,178)	191
Deferred rent and other liabilities	934	115
Net cash used in operating activities	(6,774)	(2,609)
Cash flows from investing activities:
Investments in real estate and other assets	(262,296)	(204,419)
Investments in other assets	(1,041)	—
Deposits for real estate investments	(3,036)	—
Payments for purchase of investment securities	(2,004)	—
Proceeds from sale of investment securities	44,198	—
Net cash used in investing activities	(224,179)	(204,419)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	76,106
Proceeds from senior secured revolving credit facility	—	7,192
Payments on senior secured revolving credit facility	(124,604)	—
Proceeds from unsecured credit facility	675,000	—
Payments on unsecured credit facility	(35,000)	—
Payments of deferred financing costs	(24,582)	(9,828)
Common stock repurchases	(350,522)	(25)
Proceeds from issuances of common stock	27,543	184,811
Payments of offering costs and fees related to stock issuances	(507)	(69)
Consideration paid for assets of Advisor in excess of carryover basis	(3,035)	—
Contributions from non-controlling interest holders	750	—
Distributions to non-controlling interest holders	(921)	(68)
Distributions paid	(37,451)	(2,640)
Restricted cash	(179)	(463)
Net cash provided by financing activities	126,492	255,016
Net change in cash and cash equivalents	(104,461)	47,988
Cash and cash equivalents, beginning of period	156,873	19,331
Cash and cash equivalents, end of period	$52,412	$67,319
Supplemental Disclosures:
Cash paid for interest	$1,363	$784
Cash paid for income taxes	201	15
Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	4,895	922
Reclassification of deferred offering costs	—	5,875
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Properties, Inc. (the “Company”), is a Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”) and its shares of common stock began trading on the NASDAQ Capital Market ("NASDAQ") under the symbol “ARCP” on September 7, 2011.
The Company acquires, owns and operates single-tenant, freestanding commercial real estate properties. The Company has acquired a combination of long-term and medium-term leases and intends to continue to acquire properties with approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company expects this investment strategy to develop growth potential from below market leases. Additionally, the Company owns a portfolio that uniquely combines a portfolio of properties with stable income from high credit quality tenants, with properties that have substantial growth opportunities.
On February 28, 2013, the Company merged with American Realty Capital Trust III, Inc., a Maryland Corporation ("ARCT III"), (see Note 2 — Merger Agreement).
Prior to the Merger (as defined below) and continuing following the consummation of the Merger, substantially all of the Company's business was and continues to be conducted through ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holder of 94.1% of the equity interest in the OP as of March 31, 2013. Certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 5.1% and 0.8%, respectively, of the equity interest in the OP. After holding units of limited partner interests in the OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. All holders of units of equity ownership in the ARCT III operating partnership converted such units into the same class of equity ownership in the OP immediately upon consummation of the Merger. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has retained ARC Properties Advisors, LLC (the “Manager”), a wholly owned subsidiary of AR Capital, LLC (the "Sponsor"), to manage its affairs on a day to day basis and, as a result, is generally externally managed. Prior to the Merger, the Company had no employees. In connection with the Merger, the Company internalized certain functions performed for it by the Sponsor and its affiliates prior to the Merger, including acquisition, accounting and portfolio management services and, as a result, the Company currently employs eight individuals performing such functions. ARCT III was externally managed by American Realty Capital Advisors III, LLC (the “ARCT III Advisor”). These affiliated parties, including the Manager, the Sponsor and Realty Capital Securities, LLC (“RCS” or the “Dealer Manager”), an entity which is under common ownership with the Sponsor, have performed services for the Company and ARCT III, in exchange for which they have received compensation, fees and expense reimbursements, and will continue to receive compensation, fees and expense reimbursements for providing on-going investment oversight and management services to the Company.
Note 2 — Merger Agreement
On December 14, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ARCT III and certain subsidiaries of each company. The Merger Agreement provided for the merger of ARCT III with and into a subsidiary of the Company (the “Merger”). The Merger was consummated on February 28, 2013.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of common stock of ARCT III was converted into the right to receive (i) 0.95 of a share of the Company's common stock, (the "Exchange Ratio") or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III OP was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Upon the closing of the Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III's common stock were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company's common stock based on the Exchange Ratio. In addition, 148.1 million shares of ARCT III's common stock were converted to shares of the Company's common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of the Company's common stock outstanding after the exchange.
Upon the consummation of the Merger, American Realty Capital III Special Limited Partnership, LLC, the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the Exchange Ratio, resulting in the issuance of an additional 7.3 million OP Units. The parties have agreed that such OP Units will be subject to a minimum one-year holding period before being exchangeable into the Company's common stock.
Upon consummation of the Merger, the vesting of the shares of the Company's and ARCT III's outstanding restricted stock was accelerated.
In connection with the Merger, the Company also had entered into an agreement with the Sponsor and its affiliates to internalize certain functions performed by them prior to the Merger, at no cost to the Company, including acquisition, accounting and portfolio management services (the “Internalization”). In connection with the Internalization, (i) the Company and its Sponsor terminated the acquisition and capital services agreement dated September 6, 2011, between the parties, which eliminated acquisition and financing fees payable by the Company and (ii) the Manager reduced asset management fees from an annualized 0.50% of the unadjusted book value of all of the Company's assets to 0.50% for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. In addition, the Company paid $4.1 million for certain furniture, fixtures, equipment, and $1.7 million for other assets and certain costs associated with the Merger. The Company and the Advisor are considered entities under common control, as such, the assets acquired from the Advisor were recorded by the Company at their carryover basis.
Accounting Treatment of the Merger
The Company and ARCT III, to the Merger date, were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have significant ownership interests in the Company and had significant ownership of ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge fees to the Company. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with generally accepted accounting principals in the United States ("U.S. GAAP"). The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the Merger date. In addition, U.S. GAAP requires that we present historical financial information as if the entities were combined for each period presented, therefore all financial statements including the notes thereto are presented combining ARCP and ARCT III historical financial information.
New Credit Facility
On February 14, 2013, ARCT III, through ARCT III OP, its operating partnership, entered into an unsecured credit facility (the "New Credit Facility"), with Wells Fargo Bank, National Association, as administrative agent, RBS Citizens, N.A. and Regions Bank, as syndication agents, and Capital One, N.A. and JP Morgan Chase Bank, N.A.,as documentation agents.
Additionally, upon consummation of the Merger, two senior secured revolving credit facilities of up to $150.0 million were paid in full and terminated.
See Note 5 — Credit Facilities for further description of the New Credit Facility and repayments and terminations of facilities upon the consummation of the Merger.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 3 — Summary of Significant Accounting Policies
The consolidated financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. There have been no significant changes to these policies during the three months ended March 31, 2013, other than the updates described below.
Reclassification
Certain reclassifications have been made to the previously issued historical financial statements of the Company and ARCT III to conform to this presentation.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 9 — Derivatives and Hedging Activities for the Company's disclosure of information about offsetting and related arrangements.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
 In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 9 — Derivatives and Hedging Activities for the Company's disclosure of the information about the amounts reclassified out of accumulated other comprehensive income by component.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 4 — Real Estate Investments
The following table presents the allocation of the assets acquired during the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Real estate investments, at cost:
Land	$48,739	$27,107
Buildings, fixtures and improvements	184,279	153,064
Total tangible assets	233,018	180,171
Acquired intangibles:
In-place leases	29,278	24,248
Purchase price of acquired real estate investments (1)	$262,296	$204,419
Number of properties acquired	48	54
_______________________________________________
(1) Excludes $0.5 million of tenant improvement allowance for a property acquired during the three months ended March 31, 2013, which was recorded in accrued expenses.
The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net income attributable to stockholders was adjusted to exclude acquisition related expenses of $5.6 million and $4.8 million from the three months ended March 31, 2013 and 2012, respectively, and merger and other transaction expenses of $137.8 million from the three months ended March 31, 2013.

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Pro forma revenues	$41,352	$11,384
Pro forma net income attributable to stockholders	$4,490	$1,674

Tenant Concentration
The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of March 31, 2013 and 2012. Annualized rental income for net leases is rental income on a straight-line basis as of March 31, 2013, which includes the effect of tenant concessions such as free rent, as applicable.

	March 31,
Tenant	2013	2012
Dollar General	11.1%	17.3%
Citizens Bank	10.4%	20.4%
FedEx	*	17.8%
Walgreens	*	12.6%
Express Scripts	*	10.2%
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Geographic Concentration
The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of March 31, 2013 and 2012:

	March 31,
State	2013	2012
Illinois	10.3%	*
Michigan	*	10.3%
Missouri	*	15.2%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

Note 5 — Credit Facilities
On February14, 2013, ARCT III, entered into the New Credit Facility with Wells Fargo Bank, National Association, as administrative agent, RBS Citizens, N.A. and Regions Bank, as syndication agents, and Capital One, N.A. and JP Morgan Chase Bank, N.A., as documentation agents. Since that date the facility has been augmented to increase the commitments of certain lenders and add Bank of America N.A., Barclays Bank PLC, TD Bank N.A., U.S. Bank N.A., Union Bank N.A., UBS AG, Comerica Bank and First Tennessee Bank, as lenders.
These additional commitments increased the facility to $1.45 billion. The New Credit Facility has an accordian feature, which if exercised in full, the aggregate commitments (comprised of revolving, term loan and delayed draw commitments) under the credit agreement would be $2.5 billion, subject to borrowing base availability.
The New Credit Facility contains a $810.0 million term loan facility and a $640.0 million revolving credit facility. Loans under the New Credit Facility are priced at a floating interest rate of LIBOR plus 1.60% to 2.20%, based upon the Company’s current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company's election, advances under the New Credit Facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the New Credit Facility.
The New Credit Facility provides for monthly interest payments. In the event of a default, each lender has the right to terminate its obligations under the credit facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the credit facility. The revolving credit facility will terminate on February 14, 2017, unless extended, to which the term loan facility will terminate on February 14, 2018. The Company may prepay borrowings under the New Credit Facility and, to the extent that borrowings are unused under the revolving credit facility and the term loan facility, the Company incurs an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. The New Credit Facility also requires the Company to maintain certain property available for collateral as a condition to funding.
As of March 31, 2013, there was $640.0 million outstanding on the New Credit Facility, which bore a floating interest rate, which on March 31, 2013 was 1.96%. $515.0 million of the New Credit Facility's interest rate is fixed at 2.81% through the use of derivative instruments, used to hedge against interest rate volatility. At March 31, 2013, there was up to $1.9 billion available to the Company for future borrowings, subject to borrowing availability.
On February 28, 2013, the Company repaid all of the outstanding borrowings under the senior revolving credit facility in the amount of $124.6 million, and the credit agreement was terminated. The average interest rate on the borrowings during the period the balance was outstanding was 3.11%. On February 14, 2013, simultaneous with ARCT III entering into the New Credit Facility, ARCT III terminated its secured credit facility agreement, which had been unused.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The New Credit Facility requires the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At March 31, 2013 and 2012, the Company was in compliance with the debt covenants under the New Credit Facility.
Note 6 — Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
March 31, 2013	164	$265,118	4.28%	5.27
December 31, 2012	164	$265,118	4.28%	5.51
_______________________________________________

(1)	Mortgage notes payable have fixed rates. Effective interest rates range from 3.32% to 6.13% at March 31, 2013 and 3.32% to 6.13% at December 31, 2012.

(2)	Weighted average remaining years until maturity as of March 31, 2013 and December 31, 2012, respectively.
The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2013 (amounts in thousands):

Year	Total
April 1, 2013 - December 31, 2013	$74
2014	189
2015	13,767
2016	16,820
2017	164,968
Thereafter	69,300
Total	$265,118
The Company’s mortgage loan agreements generally require financial covenants as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of March 31, 2013, the Company was in compliance with the debt covenants under the mortgage loan agreements.
Note 7 — Investment Securities
The following table details the unrealized gains and losses on investment securities as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities as of March 31, 2013	$4	$—	$—	$4
Preferred securities as of December 31, 2012	$41,747	$223	$(316)	$41,654
At December 31, 2012, the Company had investments in redeemable preferred stock and senior notes, accounted for as debt securities, with a fair value of $41.7 million. These investment securities were sold during the three months ended March 31, 2013, resulting in a gain on sale of investments of $0.5 million.
Investments were considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be permanently impaired at which time the losses are reclassified to expense.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 8 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company’s interest rate cap derivative measured at fair value on a recurring basis as of March 31, 2013 was zero and was classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
The Company's investments in preferred units, senior note investments, and common stock trade in active markets and therefore, due to the availability of quoted market prices in active markets are classified these investments as Level 1 in the fair value hierarchy.
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2013
Investment securities	$4	$—	$—	$4
Interest rate swaps	$—	$(5,012)	$—	$(5,012)

December 31, 2012
Investment securities	$41,654	$—	$—	$41,654
Interest rate swaps	$—	$(3,830)	$—	$(3,830)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during three months ended March 31, 2013.
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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$265,118	$273,766	$265,118	$271,056
Senior secured revolving credit facility	3	$—	$—	$124,604	$124,604
Unsecured credit facility	3	$640,000	$640,000	$—	$—
The fair value of mortgage notes payable are obtained by calculating the present value at current market rates. The terms of the senior secured revolving credit facility, the unsecured credit facility and the Company's level ratio are considered commensurate with the market, as such the outstanding balance on the facility approximates fair value.
Note 9 — Derivatives and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives are used to hedge the variable cash flows associated with forecasted variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $4.7 million will be reclassified from other comprehensive income as an increase to interest expense.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

As of March 31, 2013 , the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	9	$667,590
Interest Rate Cap	1	50,000
	10	$717,590
As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	7	$152,590
Interest rate cap	1	50,000
Total	8	$202,590
Derivatives Designated as Hedging Instruments
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate swaps	Derivatives, at fair value	(5,012)	$(3,830)
Interest rate cap	Derivatives, at fair value	—	—
Total		(5,012)	$(3,830)
The table below details the location in the consolidated financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(1,859)	$(689)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense (effective portion)	$(682)	$(86)
Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$—	$—
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities as of March 31, 2013 and December 31, 2012. The Company had no derivative assets (amounts in thousands):

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013	$5,012	$—	$5,012	$—	$—	$5,012
December 31, 2012	$3,830	$—	$3,830	$—	$—	$3,830
The net amounts of derivative liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative liabilities are presented on the consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2013, the fair value of the derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $5.1 million. As of March 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $5.1 million at March 31, 2013.
Reclassifications out of Accumulated Other Comprehensive Income ("AOCI")
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income for the three months ended March 31, 2013 (amount in thousands):

AOCI Component	Amount Reclassified from AOCI	Affected line item in the Consolidated Statements of Operations and Comprehensive Loss

Unrealized loss on investment securities, net	$93	Gain on sale of investment securities
Designated derivatives, fair value adjustment	$682	Interest Expense
Note 10 — Convertible Preferred Stock
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 11 — Common Stock
On August 1, 2012, the Company filed a $500 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of March 31, 2013, we had issued 2.1 million shares of common stock through a follow on offering and an ATM offering under the $500 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of March 31, 2013, no common stock had been issued under the resale registration statement.
On March 14, 2013, the Company filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. The Company intends to maintain both the $500.0 million universal shelf registration statement and the WKSI universal automatic shelf registration statement.
In January 2013, the Company commenced its “at the market” equity offering program (“ATM”) in which it may from time to time offer and sell shares of its common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the Company's $500.0 million universal shelf registration statement.
The following are the Company's public equity offerings during the three months ended March 31, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares	Gross Proceeds
Follow on offering	January 29, 2013	2,070,000	$26.7
ATM	January 1 - March 31, 2013	61,000	0.8
Total		2,131,000	$27.5
The table above excludes 140.7 million shares of common stock that was issued to the share holders of ARCT III's common stock in conjunction with the Merger.
Upon the closing of the Merger, 29.2 million shares of the then outstanding shares of ARCT III's common stock were paid in cash at $12.00 per share, which equals 27.7 million shares of the Company's common stock after the application of the Exchange Ratio. In addition, upon closing of the Merger, 148.1 million shares of ARCT III's common stock were converted to shares of Company's common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of the Company's common stock outstanding after the exchange.
The Company's board of directors has authorized, and the Company began paying, dividends since October 2011 on the fifteenth day of each month to stockholders of record on the eight day of such month. Since October 2011, the board of directors of the Company has authorized the following increases in the Company's dividend. The annualized dividend rate at March 31, 2013 was $0.900 per share.

Dividend increase declaration date	Annualized dividend per share	Effective date
March 17, 2013	$0.9100	June 8, 2013
Note 12 — Share-Based Compensation
Equity Plan
The Company has adopted the American Realty Capital Properties, Inc. Equity Plan (the “Equity Plan”), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to the Manager, non-executive directors, officers and other employees and independent contractors, including employees or directors of the Manager and its affiliates who are providing services to the Company.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to the Manager in connection with the IPO. All such awards of shares will vest ratably on a quarterly or annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.
In February 2013, the Company granted 325,000 restricted shares of common stock to the Manager and certain employees. These shares did not vest upon the consummation of the Merger but will vest ratably over a three-year period and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.
Director Stock Plan
The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the "Director Stock Plan"), which provides for the grant of restricted shares of common stock to each of the Company's independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At March 31, 2013, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.
The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock under the Equity Plan and Director Stock Plan is updated at the end of each quarter based on the quarter end closing stock price through the final vesting date.
Restricted Share Plan
ARCT III had an employee and director incentive restricted share plan (the “RSP”), which provided for the automatic grant of 3,000 restricted shares of common stock to each of its independent directors, without any further action by ARCT III’s board of directors or its stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors vested over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provided ARCT III with the ability to grant awards of restricted shares to its directors, officers and employees (if ARCT III ever had employees), employees of ARCT III's Advisor and its affiliates, employees of entities that provided services to ARCT III, directors of the ARCT III Advisor or of entities that provided services to ARCT III, certain consultants to ARCT III and the ARCT III Advisor and its affiliates or to entities that provided services to ARCT III.
Immediately prior to the effective time of the Merger, each then-outstanding share of ARCT III restricted stock fully vested. All shares of ARCT III common stock then-outstanding as a result of the full vesting of shares of ARCT III restricted stock, and the satisfaction of any applicable withholding taxes, had the right to receive a number of shares of the Company's common stock based on the Exchange Ratio.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following tables detail the restricted shares activity within the Equity Plan, Director Stock Plan and RSP during the three months ended March 31, 2013:
Restricted Share Awards

	Restricted Share Plan		Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded December 31, 2012	259,909	$11.84	30,300	$10.68
Granted	325,000	13.83	6,000	13.23
Forfeited	—	—	—	—
Awarded March 31, 2013	584,909	$—	36,300	$—
Unvested Restricted Shares

	Restricted Share Plan		RPS & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	186,403	$11.62	27,930	$10.58
Granted	325,000	13.83	6,000	13.23
Vested	(186,403)	(11.62)	(27,930)	(10.58)
Forfeited	—	—	—	—
Unvested, March 31, 2013	325,000	$13.83	6,000	$13.23
In connection with the Merger, each share of the Company's and ARCT III's restricted stock outstanding as of immediately prior to the effective date of the Merger became fully vested.
For the three months ended March 31, 2013 and 2012, compensation expense for restricted shares was $2.6 million and $1.2 million, respectively. Compensation expense for restricted shares includes $2.2 million recognized for the accelerated vesting of restricted shares in conjunction with the Merger.
Stock Option Plan
ARCT III had a stock option plan (the “Stock Option Plan”) which authorized the grant of nonqualified stock options to its independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of its board of directors and the applicable limitations of the Stock Option Plan. The exercise price for all stock options granted under the Stock Option Plan were fixed at $10.00 per share until the initial public offering of ARCT III ("ARCT III IPO") terminated, and thereafter the exercise price for stock options granted to the independent directors were equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 0.5 million shares had been authorized and reserved for issuance under the Stock Option Plan, none of which were issued. The Stock Option Plan was terminated in February 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Multi-Year Performance Plan
Upon consummation of the Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Manager, whereby the Manager will be able to potentially earn compensation upon the attainment of stockholder value creation targets.
Under the OPP, the manager was granted 8,241,101 long term incentive plan units ("LTIP Units") of the OP, which will be earned or forfeited based on the Company's total return to stockholders (including both share price appreciation and common stock distributions) ("Total Return"), for the three year period consisting of:

•
Absolute Component: 4.0% of any excess Total Return attained above an absolute hurdle of 7.0% for each annual measurement period, non-compounded, 14.0% for the interim measurement period and 21.0% for the full performance period; and

•
Relative Component: 4.0% of any excess Total Return attained above the Total Return for the performance period of a peer group comprised of the following companies: CapLease, Inc.; EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; and Realty Income Corporation.

The award will be funded ("OPP Pool") up to a maximum award opportunity equal to 5% of the Company's equity market capitalization at the Merger date of $2.1 billion (the "OPP Cap"). Awards under the OPP are dependent on achieving an annual hurdle, that commenced December 11, 2012, an interim (two-year) hurdle and then the aforementioned three-year hurdle ending on December 31, 2015.
In order to further ensure that the interests of the Manager are aligned with the Company's investors, the Relative Component is subject to a ratable sliding scale factor as follows:

•
100.0% will be earned if the Company attains a median Total Return of at least 6.0% for each annual measurement period, non-compounded, at least 12% for the interim measurement period, and at least 18.0% for the full performance period;

•	50.0% will be earned if the Company attains a median Total Return of at least 0.0% for each measurement period;

•	0.0% will be earned if the Company attains a median Total Return of less than 0.0% for each measurement period; and

•	A percentage from 50.0% to 100.0% calculated by linear interpolation will be earned if the Company's median Total Return is between 0.0% and th percentage set for each measurement period.
For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.25% of the Company's equity market capitalization of $2.1 billion will be “locked-in” based upon the attainment of the performance hurdles set forth above for each annual measurement period. In addition, a portion of the OPP Cap equal to a maximum of up to 3.0% of the Company's equity market capitalization will be “locked-in” based upon the attainment of the performance hurdles set forth above for the interim measurement period, which if achieved, will supersede and negate any prior “locked-in” portion based upon annual performance through December 31, 2013 and 2014 (i.e., a maximum award opportunity equal to a maximum of up to 3.0% of the Company's equity market capitalization may be “locked-in” through December 31. 2014).
Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate award earned under the OPP, which will be the lesser of the sum of the two components and the OPP Cap. The OPP Pool will be used to determine the number of LTIP units that vest. Any unvested LTIP units will be immediately forfeited on December 31, 2015. At March 31, 2013, 100% of the pool has been allocated.
The Manager will be entitled to convert 33.3% of the LTIP units earned into OP Units on each of December 31, 2015, 2016 and 2017 and within 30 days following such date. In addition, the OPP provides for accelerated earning and vesting of LTIP Units and redemption of vested LTIP Units for cash if the Manager is terminated or if the Company experiences a change in control. The Manager will be entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constitute “parachute payments” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code").
The fair value of the LTIP Units granted are being amortized over the performance period. During the three months ended March 31, 2013, the Company has recorded expense of $0.6 million for the OPP.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Other Share-Based Compensation
ARCT III was permitted to issue common stock in lieu of cash to pay fees earned by its directors, at the respective director's election. There were no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2013 or 2012.
Note 13 — Commitments and Contingencies

Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
April 1, 2013 - December 31, 2013	$119,924
2014	160,617
2015	161,354
2016	161,723
2017	158,408
Thereafter	1,078,421
Total	$1,840,447
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except as follows:
Since the announcement of the Merger Agreement on December 17, 2012, Randell Quaal filed a putative class action lawsuit filed on January 19, 2013 against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court of the State of New York. The lawsuit alleges, among other things, that the board of ARCT III breached its fiduciary duties in connection with the transactions contemplated under the Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the Merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 14 — Related Party Transactions and Arrangements
Common Stock Ownership
Certain affiliates of the Company have purchased shares of the Company's common stock. As of March 31, 2013 and December 31, 2012, certain affiliates owned 1.39% of the Company's common stock outstanding on a fully diluted basis, including OP Units and Class B Units in the OP.
The Company has issued restricted stock to the Manager and non-executive directors in conjunction with a share-based compensation plan. See Note 12 — Share-Based Compensation .
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
In addition, RCS, served as the dealer manager of the ARCT III IPO. RCS received fees and compensation in connection with the sale of ARCT III’s common stock in the ARCT III IPO. RCS received a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers in the ARCT III IPO. In addition, RCS received up to 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee in the ARCT III IPO. RCS was permitted to reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers.
The following table details the results of such activities related to RCS, which are recorded as offering costs on the consolidated statement of changes in equity (amounts in thousands):

	Three Months Ended March 31,		Payable as of
	2013	2012	March 31, 2013	December 31, 2012
Total commissions and fees paid to RCS	$—	$21,877	$—	$—
The Company reimbursed the Manager, the ARCT III Advisor and RCS for services relating to the IPO, the Company's follow-on offerings, the ARCT III IPO, and other significant transactions such as the Merger, for which the Manager provided assistance. The following table details the results of such activities related to offering and other significant transactions costs reimbursed to the Manager, the ARCT III Advisor and RCS (amounts in thousands):

	Three Months Ended March 31,		Payable as of
	2013	2012	March 31, 2013	December 31, 2012
Offering expense and other significant transactions reimbursements	$728	$7,362	$—	$—
Fees Paid in Connection With the Operations of the Company
Each of the Company and ARCT III paid the Manager and the ARCT III Advisor, as applicable, an acquisition fee equal to 1.0% of the contract purchase price (including assumed indebtedness) of each property the Company or ARCT III, as applicable, acquired. The acquisition fee was payable in cash at the closing of each acquisition. In conjunction with the Merger, it was agreed that these fees would no longer be paid to either party.
Each of the Company and ARCT III paid the Manager and the ARCT III Advisor, as applicable, a financing fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company or ARCT III, as applicable, obtained and used for the acquisition of properties that was arranged by the Manager or ARCT III Advisor, as applicable. The financing coordination fee was payable in cash at the closing of each financing. In conjunction with the Merger, it was agreed that these fees would no longer be paid to either party. Acquisition fees are recorded in Acquisition related costs in the consolidated statement of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions declared by the Company for the six immediately preceding months was equal to or greater than certain net income thresholds related to our operations. Our Manager waived such portion of its management fee in excess of such thresholds. The management fee is payable in cash. In conjunction with the Merger, the base management fee was reduced to 0.40% per annum for the unadjusted book value of assets over $3.0 billion. Management fees, if accrued are recorded in Operating fees to affiliates in the consolidated statements of operations.
Until July 1, 2012, ARCT III paid the ARCT III Advisor an asset management fee of 0.75% per annum of the cost of its assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the ARCT III Advisor in providing asset management services; provided, however, that the asset management fee was reduced by any amounts payable to ARCT III's property manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of the cost of ARCT III's assets plus costs and expenses incurred by the ARCT III Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments at the discretion of ARCT III's board of directors in cash, common stock or restricted stock grants, or any combination thereof. Asset management fees, if accrued are recorded in Operating fees to affiliates in the consolidated statements of operations.
Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the ARCT III Advisor was eliminated. Instead, ARCT III issued (subject to periodic approval by its board of directors) to the ARCT III Advisor performance-based restricted partnership units of the ARCT III OP designated as “Class B units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT III OP’s assets plus all distributions made equal or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); and among other potential events, a liquidity event accrued.
The ARCT III Advisor received distributions on unvested Class B units equal to the distribution rate received on ARCT III common stock. Such distributions on issued Class B units were included as general and administrative expense in the consolidated statement of operations until the performance condition is considered probable to occur. 145,022 Class B units were approved by ARCT III's board of directors as of December 31, 2012. During January and February 2013, ARCT III's board of directors approved, and ARCT III issued, 603,599 Class B units to the ARCT III Advisor for its asset management services provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the Merger, which would allow vesting of these Class B Units, was not completed. The performance condition related to these Class B units was satisfied upon the completion of the Merger and expense of $9.9 million was recorded at that time. The Class B units then converted to ARCT III OP units which converted to 711,190 OP Units after the application of the Exchange Ratio. These expenses were recorded in Merger and other transaction related in the consolidated statement of operations.
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
ARCT III paid an affiliate of the Sponsor, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III's stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property.  ARCT III also reimbursed the affiliate for property level expenses.  If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager, an oversight fee of up to 1.0% of the gross revenues of the property managed. Property management fees are recorded in Operating fees to affiliates in the consolidated statement of operations.
In order to facilitate the smooth transition of property management services following the consummation of the Merger, the Company, the OP and the Sponsor agreed that the Property Management and Leasing Agreement will be extended for a 60 day period following the consummation of the Merger for which the Company paid the Sponsor $2.3 million. These fees were recorded in Merger and transaction related in the consolidated statement of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company is required to reimburse the Manager for all out-of-pocket costs actually incurred by the Manager, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis following the end of each month. However, the Company will not reimburse the Manager for the salaries and other compensation of its personnel. Reimbursements are recorded based on the related activity to which the expense relates.
The following table details amounts incurred by the Company or ARCT III and contractually due to the Sponsor, ARCT III Advisor or the Manager and forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended March 31,				Payable as of
	2013		2012		March 31,	December 31,
	Incurred	Forgiven	Incurred	Forgiven	2013	2012
One-time fees:
Acquisition fees and related cost reimbursements	$4,312	$—	$3,385	$—	$—	$364
Financing fees and related cost reimbursements	7,500	—	658	—	—	—
Other expense reimbursements	54	—	177	—	—	18
On-going fees:
Base management fees (1)	2,654	370	481	269	—	—
Property management and leasing fees (1)	799	—	63	63	—	—
Total operational fees and reimbursements	$15,319	$370	$4,764	$332	$—	$382
_______________________________________________
(1) Amounts incurred and paid were recognized in Merger and other transaction related costs during the three months ended March 31, 2013.
Under an administrative support agreement between the Company and the Sponsor, the Sponsor was to pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which was one after the closing of the IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, were less than the amount of the distributions declared by the Company during this one-year period. To the extent these amounts were paid by the Sponsor, they would not be subject to reimbursement by the Company. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
The ARCT III Advisor provided expense support to ARCT III from time to time to assist ARCT III with operating cash flow, distributions or other operational purposes.
The following table details general and administrative expenses absorbed by the Sponsor and the ARCT III Advisor and paid to the Company or ARCT III during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31,		Receivable as of
	2013	2012	March 31, 2013	December 31, 2012
General and administrative expenses absorbed	$—	$84	$—	$—
Fees Paid in Connection with the Merger
ARCT III entered into an agreement with an affiliate, ARC Advisory Services, LLC, to provide legal support services up to the date that ARCT III entered into the Merger Agreement and until the Merger was consummated for $0.5 million. This amount was fully accrued as of December 31, 2012 and was paid in February 2013 in conjunction with the consummation of the merger.
ARCT III entered into an agreement with an affiliate, ARC Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the Merger closing date or one year for $0.2 million pursuant to this contract. This amount was fully accrued as of December 31, 2012 and was paid in February 2013 in conjunction with the consummation of the merger.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

ARCT III entered into an agreement with affiliates RCS and ARC Advisory Services, LLC, to provide financial advisory and information agent services related to the proxy solicitation seeking approval of the Merger by ARCT III's stockholders for $0.6 million. Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the Merger. The company recorded $0.5 million for the three months ended March 31, 2013 in addition to the $0.1 million that was accrued in the prior year and paid the full $0.6 million in conjunction with the consummation of the merger.
The Company entered into an Asset Purchase and Sale Agreement with the Sponsor pursuant to which, concurrently with the closing of the Merger and in connection with the internalization by the Company of certain property level management and accounting activities, the Sponsor sold to the OP certain furniture, fixtures, equipment and other assets used by the Sponsor in connection with managing the property level business and operations and accounting functions of the Company and the OP, and included at the cost of such assets, for an aggregate price of $5.8 million, which includes the reimbursement of certain costs and expenses incurred by the Sponsor in connection with the Merger.
On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the "Contribution and Exchange Agreement") with the ARCT III OP and American Realty Capital III Special Limited Partnership, LLC, the holder of the special limited partner interest in the ARCT III OP (the "Special Limited Partner"). The Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including the subordinated distribution of net sales proceeds resulting from an "investment liquidity event" (as defined in the agreement of limited partnership of the ARCT III OP). The Merger constituted an "investment liquidity event," as a result of which the Special Limited Partner, in connection with management's successful attainment of the 6.0% performance hurdle and the return to ARCT III's stockholders of approximately $557.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT III OP equal to approximately $98.4 million. Pursuant to the Contribution and Exchange Agreement, the Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the Merger, these ARCT III OP Units were immediately converted to 7.3 million OP Units after application of the Exchange Ratio. In conjunction with the Merger Agreement, the Special Limited Partner agreed to a minimum one year holding period for these OP units before converting them to shares of Company common stock.
Fees paid in connection with the Merger were recorded in Merger and transaction related in the consolidated statement of income with the exception of $1.0 million of fixed asset purchases which were recorded in prepaid and other assets.
Investment by Affiliate
In connection with the Merger, the Special Limited Partner invested $0.8 million in exchange for 56,797 ARCP OP Units after the effect of the Exchange Ratio.
Note 15 — Economic Dependency
Under various agreements, the Company has engaged or may engage the Manager and its affiliates to provide certain services that are essential to the Company, including asset management services and supervision of the management and leasing of properties owned by the Company, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including information technology, legal services and investor relations.
As a result of these relationships, the Company is dependent upon the Manager, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services. As a result of the Merger, the Company internalized certain accounting and property acquisition services previously performed by the Manager and its affiliates. The Company may from time to time engage the Manager for legal, information technology or other support services for which it will pay a fee.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 16 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2013 and 2012 (amounts in thousands, expect for shares and per share data):

	Three Months Ended March 31,
	2013	2012
Net loss from continuing operations attributable to stockholders	$(137,918)	$(4,706)
Less: dividends declared on preferred shares	(158)	—
Net loss from continuing operations attributable to common stockholders	(138,076)	(4,706)
Net loss from discontinued operations attributable to common stockholders	(2)	(322)
Net loss attributable to common stockholders	$(138,078)	$(5,028)

Weighted average common shares outstanding (1)	153,339,174	23,609,509
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.90)	$(0.20)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$—	$(0.01)
Basic and diluted net loss per share attributable to common stockholders	$(0.90)	$(0.21)
(1) Weighted average shares are adjusted on a pro forma basis as if the purchase of 27.7 million shares of ARCT III common stock for cash, purchased in conjunction with the Merger, had been completed at the beginning of the period. Weighted average shares excluding this pro forma adjustment was 171,049,690 and net loss per share was $(0.81) per share, basic and diluted.
As of March 31, 2013, the Company had 9,650,894 OP Units outstanding, which are convertible to an equal number of shares of the Company's common stock, 331,000 shares of unvested restricted stock outstanding, 545,454 shares of the Company's Series A preferred convertible stock outstanding and 283,018 shares of the Company's Series B preferred convertible stock outstanding, which were excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 17 — Discontinued Operations and Properties Held for Sale
The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and operating results for those properties as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. In the normal course of business, changes in the market may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of March 31, 2013 and December 31, 2012, the Company held one vacant property which was classified as held for sale on the accompanying respective consolidated balance sheets.
Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Current Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:
Public Equity Offering
ATM Program
Since March 31, 2013, the Company has issued 492,300 shares at a weighted average price per share of $16.29 for net proceeds of $7.9 million. As of April 30, 2013, $51.1 million of shares of common stock remained available for issuance under the ATM program.
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from March 31, 2013 to May 3, 2013 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – March 31, 2013 (2)	701	16,721,207	$2,060,731
Acquisitions	20	233,816	51,392
Total portfolio – May 3, 2013 (2)	721	16,955,023	$2,112,123
____________________________
(1)Contract purchase price, excluding acquisition and transaction related costs.

(2)	Total portfolio excludes one vacant property contributed in September 2011 which was classified as held for sale at March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, including its operating partnership and its subsidiaries. American Realty Capital Properties, Inc. is externally managed by ARC Properties Advisors, LLC (the “Manager”), a Delaware limited liability company, a wholly owned subsidiary of AR Capital, LLC (the “Sponsor”).
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, to ARC Properties Operating Partnership, L.P. (the "OP"), a Delaware limited partnership and its subsidiaries. American Realty Capital Properties, Inc. is externally managed by ARC Properties Advisors, LLC, a Delaware limited liability company, a wholly owned subsidiary of AR Capital, LLC.
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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Manager, the affiliated dealer manager of our initial public offering (our "IPO"), Realty Capital Securities, LLC (“RCS” or the “affiliated Dealer Manager”) and other American Realty Capital-affiliated entities. As a result, our executive officers, our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay substantial fees to our Manager.

•	We may not derive the expected benefits of the merger with American Realty Capital Trust III, Inc. and Internalization or may not derive them in the expected amount of time.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Stock Market under the symbol “ARCP” on September 7, 2011.
We acquire, own and operate single-tenant, freestanding commercial real estate properties. We have acquired a combination of long-term and medium-term leases and intend to continue to acquire properties with approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. we consider properties that are leased on a “medium-term basis” to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. We expect this investment strategy to develop growth potential from below market leases. Additionally, we own a portfolio that uniquely combines a portfolio of properties with stable income from high credit quality tenants, with the properties that have substantial growth opportunities.
On February 28, 2013, we merged with ARCT III. We and ARCT III were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of AR Capital, LLC. The Sponsor and its related parties had significant ownership interests in us and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge significant fees for their services to both of the companies including asset management fees, incentive fees and other fees. Due to the significance of these fees, the advisors, and ultimately the Sponsor, was determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with accounting principles generally accepted in the United States of America. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. In addition, historical balances are for each period presented for financial reporting purposes. These consolidated financial statements include our balances and ARCT III's as if the companies were reported on a basis for each period presented.
Prior to the Merger and continuing following the consummation of the Merger, substantially all of our business was and continues to be conducted through the OP. ARCT III's business was conducted through the ARCT III OP. We are the sole general partner and holder of 94.1% of the equity interest in the OP as of March 31, 2013. Certain affiliates of ours and certain unaffiliated investors are limited partners and owners of 5.1% and 0.8%, respectively, of the equity interest in the OP. After holding OP Units for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the our common stock or, at the option of the OP, a corresponding number of shares of the our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We had retained the Manager to manage our affairs on a day to day basis and, as a result, were generally externally managed. Prior to the Merger, we had no employees. In connection with the Merger, we internalized certain functions performed for us by the Sponsor and its affiliates prior to the Merger, including acquisition, accounting and portfolio management services and, as a result, we currently employ eight individuals performing such functions. ARCT III was externally managed by the ARCT III Advisor. These affiliated parties, including the Manager and RCS, which performed services for us and ARCT III, have received compensation,fees and expense reimbursments, and will continue to receive compensation, fees and expense reimbursements for providing on-going investment oversight and management services to us.
As of March 31, 2013, excluding one vacant property classified as held for sale, we owned 701 properties consisting of 16.7 million square feet, 100% leased with a weighted average remaining lease term of 11.1 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of March 31, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 79% (We have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.
Merger Agreement
On December 14, 2012, we entered into a Merger Agreement with ARCT III and certain subsidiaries of each company. The Merger Agreement provided for the Merger of ARCT III with and into a subsidiary of ours. The Merger was closed on February 28, 2013.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of common stock of ARCT III was converted into the right to receive (i) 0.95 of a share of our common stock (the "Exchange Ratio") or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III OP was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.
Upon the closing of the Merger, on February 28, 2013, 29.2 million shares or 16.5% of the then outstanding shares of ARCT III's common stock elected to be paid in cash at $12.00 per share, which is equivalent to 27.7 million shares based on the Exchange Ratio. In addition 148.1 million shares of ARCT III common stock were converted to shares of our common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of our common stock outstanding after the exchange.
Upon the consummation of the Merger with ARCT III, the ARCT III Advisor, American Realty Capital III Special Limited Partnership, LLC, the holder of the special limited partner interest in the ARCT III OP, were entitled to subordinated distributions of net sales proceeds from ARCT III OP which resulted in the issuance of OP Units in the ARCT III OP when after applying the Exchange Ratio, resulted in the issuance of an additional 7.3 million OP Units. The parties have agreed that such OP Units will be subject to a minimum one-year holding period before being exchangeable into our common stock.
Upon consummation of the Merger, the vesting of the shares of us and ARCT III's outstanding restricted stock was accelerated.
In connection with the Merger, we also had entered into an agreement with the Sponsor and its affiliates to internalize certain functions performed by them prior to the Merger, at no cost to us, including acquisition, accounting and portfolio management services. In connection with the Internalization, (i) we and our Sponsor terminated the acquisition and capital services agreement dated September 6, 2011, between the two parties, which eliminated acquisition and financing fees payable by us and (ii) the Manager reduced asset management fees from an annualized 0.50% of the unadjusted book value of all of our assets to 0.50% for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. In addition, we paid $4.1 million for certain furniture, fixtures, equipment, and $1.7 million for other assets and certain costs associated with the Merger.
Accounting Treatment of the Merger
We and ARCT III were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties had significant ownership interests in us and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge significant fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge us fees. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the Merger date.

New Credit Facility
On February 14, 2013, ARCT III, through ARCT III OP, its operating partnership, entered into an unsecured credit facility (the "New Credit Facility"), with Wells Fargo Bank, National Association, as administrative agent, RBS Citizens, N.A. and Regions Bank, as syndication agents, and Capital One, N.A. and JP Morgan Chase Bank, N.A.,as documentation agents.
Additionally, upon consummation of the Merger, two senior secured revolving credit facilities of up to $150.0 million were paid in full and terminated.
See Note 5 — Credit Facilities in the consolidated financial statements contained else ware in this report for further description of the New Credit Facility and repayments and terminations of facilities upon the consummation of the Merger.
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
Revenue Recognition
Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease. We will record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of March 31, 2013 and December 31, 2012, we determined that there was no allowance for uncollectible accounts necessary.
Real Estate Investments
We record acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.
Allocation of Purchase Price of Acquired Assets
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.
Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in its portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to ten years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. We also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangibles assets related to customer relationships is measured based on the our evaluation of the specific characteristics of each tenant's lease and the our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
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
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 3 to our consolidated financial statements.
Results of Operations
Our portfolio of real estate investments (excluding one vacant property), which were all 100% leased, is comprised of the following 701 properties as of March 31, 2013 (dollar amounts in thousands):

Portfolio	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)	Annualized Rental Income/NOI per Square Foot
Portfolio as of December 31, 2012		653	15,421,465	11.4	$1,798,435	7.97%	$143,397	$9.30
Acquisitions for the three months ended March 31, 2013:
Fresenius II	Jan. 2013	1	5,100	5.3	908	9.69%	88	17.25
Walgreens V	Jan. 2013	1	12,154	7.3	4,521	8.21%	371	30.52
Family Dollar IV	Jan. 2013	1	9,180	6.8	919	9.03%	83	9.04
Walgreens VI	Jan. 2013	1	15,120	8.9	5,212	8.25%	430	28.44
Pilot Flying J	Jan. 2013	1	17,480	5.7	10,350	9.37%	970	55.49
Walgreens XIII	Jan. 2013	1	14,490	20.2	4,900	6.71%	329	22.71
AMCOR	Jan. 2013	1	221,035	10.3	17,540	8.44%	1,480	6.70
Walgreens XIV	Jan. 2013	1	15,120	9.0	5,020	7.57%	380	25.13
Ameriprise	Jan. 2013	1	145,003	11.8	17,233	7.36%	1,269	8.75
Family Dollar IX	Jan. 2013	1	8,320	10.25	1,040	9.04%	94	11.30
Citizens Bank III	Jan. 2013	1	3,478	9.25	1,134	7.41%	84	24.15
Dollar General XXIV	Feb. 2013	6	54,651	15.04	6,684	7.72%	516	9.44
CVS VI	Feb. 2013	1	10,880	11.9	2,670	7.53%	201	18.47
Academy Sports II	Feb. 2013	1	62,033	16.9	7,785	7.81%	608	9.80
Kaiser Foundation	Feb. 2013	1	100,352	9.9	62,501	6.77%	4,233	42.18
BJ's Warehouse	Feb. 2013	1	108,532	10.6	10,772	8.20%	883	8.14
Mattress Firm VI	Feb. 2013	1	3,971	10.8	1,872	8.44%	158	39.79
FedEx X	Feb. 2013	2	14,208	9.4	3,974	7.50%	298	20.97
Advance Auto XII	Feb. 2013	5	34,695	9.3	4,832	7.49%	362	10.43
Bojangles III	Feb. 2013	1	3,792	13.3	1,951	6.87%	134	35.34
Family Dollar VIII	Feb. 2013	1	8,000	9.51	1,044	9.10%	95	11.88
Family Dollar VII	Feb. 2013	1	9,180	10.01	1,412	8.99%	127	13.83
Walgreens VII	Feb. 2013	1	14,420	3.9	3,118	9.11%	284	19.69
CVS II	Feb. 2013	1	12,160	6.2	3,718	8.71%	324	26.64
CVS III	Feb. 2013	1	10,880	6.8	3,049	9.54%	291	26.75
CVS IV	Feb. 2013	1	10,722	5.3	2,389	9.00%	215	20.05
CVS V	Feb. 2013	1	10,125	4.8	1,900	9.00%	171	16.89
Fresenius III	Feb. 2013	1	14,000	6.2	1,762	9.99%	176	12.57
Walgreens XV	Mar.-2013	1	15,660	24.6	8,476	6.75%	572	36.53
Advance Auto XIII	Mar.-2013	1	7,000	6.9	1,171	8.71%	102	14.57
FedEx XI	Mar.-2013	1	68,425	6.3	8,772	8.99%	789	11.53
TD Bank	Mar.-2013	1	143,030	11.8	31,000	8.87%	2,750	19.23
Walgreens XVI	Mar.-2013	1	13,905	6.1	3,318	8.26%	274	19.71
DaVita Dialysis IV	Mar.-2013	1	4,275	15.0	1,553	8.89%	138	32.28
Kohl's	Mar.-2013	1	88,408	10.8	12,441	6.90%	858	9.71
Kum & Go V	Mar.-2013	1	4,958	20.0	2,901	7.82%	227	45.78
Qdoba	Mar.-2013	2	5,000	10.0	2,454	8.52%	209	41.80
Sub-total		48	1,299,742	10.6	262,296	7.84%	20,573	15.83
Portfolio as of March 31, 2013(5)		701	16,721,207	11.1	$2,060,731	7.96%	$163,970	$9.81

______________________________________________
(1) Remaining lease term as of March 31, 2013, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is a weighted-average of the remaining lease term of the total portfolio.
(2) Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other closing costs on property.
(3) Annualized rental income or annualized net operating income ("NOI"), on a straight-line basis, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.
(4) Annualized rental income/NOI for net leases is rental income on a straight-line basis as of March 31, 2013, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties NOI is rental income on a straight-line basis as of March 31, 2013, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.
(5) Total portfolio excludes one vacant property contributed in September 2011, which is classified as held for sale as of March 31, 2013.
Comparison of the Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Rental Income
Rental income increased $32.3 million to $38.4 million for the three months ended March 31, 2013 compared to $6.1 million for the three months ended March 31, 2012. Rental income was driven by our acquisition of 518 properties subsequent to March 31, 2012 for an aggregate purchase price of $1.6 billion. The annualized rental income per square foot of the properties at March 31, 2013 was $9.81 with a weighted average remaining lease term of 11.1 years.
Our properties are primarily leased from 5 to 25 years to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods, with the exception of one and two vacant properties classified as held for sale at March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, we experienced no property vacancies, tenant turnover, lease renegotiation or capital expenditures. Cash same store rents on the 129 properties held for the full period in both of the three months ended March 31, 2013 and 2012 increased $0.1 million to $7.7 million compared to $7.6 million for the three months ended March 31, 2013 and 2012, respectively. Annualized average rental income per square foot was $22.61 at March 31, 2013 compared to $22.28 at March 31, 2012.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $1.6 million to $1.8 million for the three months ended March 31, 2013 compared to $0.2 million for the three months ended March 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 518 properties since March 31, 2012.
Acquisition Related Costs
Acquisition related costs increased by approximately $0.8 million to $5.6 million for the three months ended March 31, 2013 compared to $4.8 million for the three months ended March 31, 2012. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the increase in acquisition related costs was primarily a result of real estate investments with a purchase price of $262.3 million in the three months ended March 31, 2013 compared to $204.4 million in the three months ended March 31, 2012.
Merger and Other Transaction Related Costs
During the three months ended March 31, 2013, costs related to the Merger with ARCT III, which was consummated in February 2013, and other transaction costs were $137.8 million. Upon the consumation of the merger an affiliate of ARCT III recieved a subordinated incentive fee upon the attainment of certain performance hurdles. For the three months ended March 31, 2013, $98.4 million was recorded for this fee. We issued 7.3 million of OP Units to the affiliate as compensation for this fee. In addition, these costs consisted of professional fees, printing fees, proxy services and other costs associated with entering into and completing the Merger.
Property Expenses
Property expenses increased by approximately $2.1 million to $2.4 million for the three months ended March 31, 2013 compared to $0.3 million for the three months ended March 31, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases subsequent to March 31, 2012.

General and Administrative Expenses
General and administrative expenses increased by $0.8 million to $1.3 million for the three months ended March 31, 2013 compared to $0.5 million for the three months ended March 31, 2012. General and administrative expenses primarily included board member compensation, professional fees such as legal fees, accountant fees and financial printer services fees, and insurance expense. Accountants fees included the 2012 audit engagement fees and fees paid for preparation of the 2012 tax returns.
Equity-Based Compensation Expenses
Equity-based compensation expenses increased by approximately $0.8 million to $0.9 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012. Equity-based compensation expenses primarily included expense for the the multi-year performance program agreement, which was entered into upon consummation of the Merger, as well as the amortization of restricted stock.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $21.6 million to $25.1 million for the three months ended March 31, 2013 compared to $3.5 million for the three months ended March 31, 2012. The increase in depreciation and amortization expense was driven by our acquisition of 518 properties since March 31, 2012 for an aggregate purchase price of $1.6 billion.
Asset Management and Incentive Fees to Affiliates
Prior to the consummation of the Merger, we paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Subsequent to the consummation of the Merger, we will pay the Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. Our Manager will waive such portion of its management fee in excess of such thresholds. For the three months ended March 31, 2013 and 2012, the Manager waived base management fees earned of $0.4 million and $0.3 million, respectively.
We may be required to pay the Manager a quarterly incentive fee, calculated based on 20% of the excess our annualized core earnings (as defined in the management agreement with the Manager) over the weighted average number of shares multiplied by the weighted average issuance price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No incentive fees were earned for the three months ended March 31, 2013 and 2012, respectively.
Interest Expense
Interest expense increased by approximately $4.7 million to $6.2 million for the three months ended March 31, 2013 compared to $1.5 million for the three months ended March 31, 2012. The increase primarily related to $640.0 million outstanding on the New Credit Facility as of March 31, 2013, as well as interest expense incurred on the senior secured revolving credit facility. During January and February, the average monthly balance of the senior secured revolving credit facility was $124.6 million bearing an interest rate of 3.11%. On February 28, 2013, in connection with the Merger, we terminated this facility and began borrowing under the New Credit Facility. The average monthly balance of the New Credit Facility was $571.6 million which bore a floating interest rate of 1.96% on March 31, 2013. Through the use of derivative instruments, $515.0 million of the New Credit Facility bears a fixed interest rate of 2.812%. Interest expense for the three months ended March 31, 2012 of $1.5 million, primarily related to $49.6 million outstanding under the senior secured revolving credit facility and a mortgage note payable of $30.3 million as of March 31, 2012. Interest expense also related to financing a portion of the properties ARCT III acquired since commencement of operation in September 2011.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Investment Securities
There was no income from investment securities for the three months ended March 31, 2012, compared to income of $0.2 million for the three months ended March 31, 2013 that resulted from investment income earned by our preferred debt and equity securities. We did not own any investment securities during three months ended March 31,2012.
Gain on Sale of Investment Securities
There was no gain or loss on the sale of investment securities for the three months ended March 31, 2012, compared to a gain of $0.5 million for the three months ended March 31, 2013 that resulted from selling the preferred debt and equity securities that we held. We did not own, nor did we sell any investment securities during three months ended March 31,2012.

Loss on Derivative Instruments
There was no gain or loss on the fair value of derivative instruments for the three months ended March 31, 2012, compared to a loss of five thousand for the three months ended March 31, 2013 that resulted from marking our derivative instruments to fair value. The loss was primarily a result of a higher notional balance of derivatives held in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Discontinued Operations
Net loss from discontinued operations decreased by approximately $0.3 million to $0.0 million for the three months ended March 31, 2013 compared to $0.3 million for the three months ended March 31, 2012. As of the three months ended March 31, 2013 and 2012, we had one and two vacant properties, respectively, classified as held for sale on the balance sheet and reported in discontinued operations on the statements of operations. The net losses from discontinued operations during the three months ended March 31, 2012 were primarily due to impairments on the held for sale properties representing the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash provided by operating activities was $6.8 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities for three months ended March 31, 2013 included $5.6 million in acquisition related costs. Cash flows provided by operating activities during the three months ended March 31, 2013 was mainly due to net loss of $3.7 million (net loss of $138.4 million adjusted for non-cash items including the issuance of operating partnership units, depreciation and amortization, amortization of deferred financing costs, share based compensation, loss on held for sale properties, loss on derivative instruments, and gain on sale on investments of $139.2 million, in the aggregate), a decrease in prepaid and other assets of $7.3 million (net prepaid and other asset increase of $11.0 million comprised of $18.4 million used for deferred financing costs offset by $7.3 million in prepaid and other assets and $0.1 in depreciation), and an increase in deferred rent and other liabilities of $0.9 million. Theses outflows were partially offset by a decrease in accounts payable and accrued expenses of $2.6 million.
Net cash used in investing activities for the three months ended March 31, 2013 of $224.2 million, primarily related to the acquisition of 48 properties with an aggregate purchase price of $262.3 million, and the purchase of investment securities of $2.0 million, partially offset by the proceeds from the sales of investment securities.
Net cash provided by financing activities of $126.5 million during the three months ended March 31, 2013 related to proceeds net of repayments from our unsecured credit facility of $640.0 million, $27.0 million of proceeds net of offering-related costs from the issuance of common stock, and $0.8 million from contributions from our affiliate. These inflows were partially offset by redemptions paid of $350.5 million, payments on our senior secured revolving credit facility of $124.6 million, $24.6 million deferred financing cost payments, distributions paid of $37.5 million, and distributions to non-controlling interest holders of $0.9 million.
Cash Flows for the Three Months Ended March 31, 2012
During the three months ended March 31, 2012, net cash used in operating activities was $2.6 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2012 was mainly due to net loss of $0.8 million (net loss of $5.0 million adjusted for non-cash items including depreciation and amortization, amortization of deferred financing costs, share based compensation, and loss on held for sale properties of $4.2 million, in the aggregate), an increase in prepaid expenses of $2.1 million, partially offset by an increase of $0.2 million in accounts payable and accrued expenses and an increase in deferred rent and other liabilities of $0.1 million.
Net cash used in investing activities for the three months ended March 31, 2012 was $204.4 million related to properties acquired during the year.
Net cash provided by financing activities of $255.0 million during the three months ended March 31, 2012 related to proceeds from the issuance of common stock of $184.8 million, $76.1 million of proceeds from mortgage notes payable and $7.2 million of proceeds from our senior secured revolving credit facility. These inflows were partially offset by distributions paid of $2.6 million and payments of deferred financing costs of $9.8 million.

Liquidity and Capital Resources
Merger Agreement
On December 14, 2012, we entered into a Merger Agreement with ARCT III and certain operating subsidiaries. The Merger Agreement provides for the merger of ARCT III with and into a subsidiary of ours. Upon the effectiveness of the merger, each outstanding share of common stock of ARCT III was converted into the right to receive (i) 0.95 of a share of our common stock or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III Operating Partnership was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.
Upon the consummation of the Merger, on February 28, 2013, 29.2 million shares or 16.5% of the then outstanding shares of ARCT III's common stock elected to be paid in cash at $12.00 per share. In addition, 148.1 million shares of ARCT III common stock were converted to shares of our common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of our common stock outstanding after the exchange.
After the Merger and in the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including out ATM program, proceeds from the sale of properties and undistributed funds from operations. With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods. Such increased cash flow will positively impact the amount of funds available for dividends.
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
The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three months ended March 31, 2013 and 2012 (amounts in thousands). Amounts are presented net of any non-controlling interest effect where applicable.

	Three Months Ended March 31,
	2013	2012
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(137,920)	$(5,028)
Merger and other transaction costs	137,769	—
Gain on held for sale properties	(14)	323
Realized gains on investment securities	(451)	—
Depreciation and amortization	25,109	3,535
FFO	24,493	(1,170)

Acquisition and transaction related costs	5,582	4,785
Amortization of above-market lease	63	—
Amortization of deferred financing costs	1,108	211
Straight-line rent	(1,370)	(221)
Non-cash equity compensation expense	876	146
AFFO	$30,752	$3,751
Capital Markets
The following are our public equity offerings and awards of common stock during the three months ended March 31, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares	Gross Proceeds
Follow on offering	January 29, 2013	2,070,000	$26.7
ATM offerings	January 1 - March 31, 2013	61,000	0.8
Total		2,131,000	$27.5

Upon the consummation of the Merger, 29.2 million shares of the then outstanding shares of ARCT III's common stock holders elected to be paid in cash at $12.00 per share. In addition, upon the consummation of the Merger, 148.1 million shares of ARCT III's common stock were converted to shares of our common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of our common stock outstanding after the exchange.
On August 1, 2012, we filed a $500 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of March 31, 2013, we had issued 2.1 million shares of common stock through a follow on offering and an ATM offering under the $500 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of March 31, 2013, no common stock had been issued under the resale registration statement.
On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. The Company intends to maintain both the $500.0 million universal shelf registration statement and the WKSI universal automatic shelf registration statement.
Availability of Funds from Revolving Credit Facilities
On February 14, 2013, ARCT III, entered into the New Credit Facility with Wells Fargo Bank, National Association, as administrative agent, RBS Citizens, N.A. and Regions Bank, as syndication agents, and Capital One, N.A. and JP Morgan Chase Bank, N.A., as documentation agents. Since that date the facility has been augmented to increase the commitments of certain lenders and add Bank of America N.A., Barclays Bank PLC, TD Bank N.A., U.S. Bank N.A., Union Bank N.A., UBS AG, Comerica Bank and First Tennessee Bank, as lenders.
These additional commitments increased the facility to $1.45 billion. The New Credit Facility has an accordian feature, which if exercised in full, the aggregate commitments (comprised of revolving, term loan and delayed draw commitments) under the credit agreement would be $2.5 billion, subject to borrowing base availability.
The New Credit Facility contains a $810.0 million term loan facility and a $640.0 million revolving credit facility. Loans under the New Credit Facility are priced at a floating interest rate of LIBOR plus 1.60% to 2.20%, based upon our current leverage. To the extent that we receive an investment grade credit rating as determined by a major credit rating agency, at the our election, advances under the New Credit Facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon our then current investment grade credit rating. We may also make fixed rate borrowings under the New Credit Facility.
The New Credit Facility provides for monthly interest payments. In the event of a default, each lender has the right to terminate its obligations under the credit facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. We have guaranteed the obligations under the credit facility. The revolving credit facility will terminate on February 14, 2017, unless extended, and the term loan facility will terminate on February 14, 2018. We may prepay borrowings under the New Credit Facility and, to the extent that borrowings are unused under the revolving credit facility and the term loan facility, we incur an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. The New Credit Facility also requires us to maintain certain property available for collateral as a condition to funding.
As of March 31, 2013, there was $640.0 million outstanding on the New Credit Facility, which bore a floating interest rate, which on March 31, 2013 was 1.96%. $515.0 million of the New Credit Facility's interest rate is fixed at 2.81% through the use of derivative instruments, used to hedge against interest rate volatility. At March 31, 2013, there was up to $1.9 billion available to us for future borrowings, subject to borrowing availability.
On February 28, 2013, we repaid all of the outstanding borrowings under the senior revolving credit facility in the amount of $124.6 million, and the credit agreement was terminated. The average interest rate on the borrowings during the period the balance was outstanding was 3.11%. On February 14, 2013, simultaneous with ARCT III entering into the New Credit Facility, ARCT III terminated its secured credit facility agreement, which had been unused.
Principal Use of Funds
Acquisitions
Generally, cash needs for property acquisitions will be met through proceeds from the public or private stock offerings and financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

Our Manager evaluates potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers on our behalf. Investors and stockholders should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from equity offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
We, our board of directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees waived during the three months ended March 31, 2013 were $0.4 million. No incentive fees were waived during the period. The fees that were waived relating to the activity are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Manager was available to pay dividends to our stockholders. See Note 14 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.
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

The following table shows the sources for the payment of dividends to common stockholders for the three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2013
	Dividends	% of Dividends
Dividends:
Distributions paid in cash	$37,451
Distributions reinvested	4,895
	$42,346
Source of dividends:
Proceeds from financing activities	37,451	100.0%
Total sources of dividends	$37,451
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(142,485)
Loan Obligations
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2013 we were in compliance with the debt covenants under our loan agreements.
As of March 31, 2013, we had non-recourse mortgage indebtedness of $265.1 million which was collateralized by 164 properties. Our mortgage indebtedness bore interest at weighted average rate of 4.28% per annum and had a weighted average maturity of 5.3 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of March 31, 2013, there was $640.0 million outstanding on the New Credit Facility, which bore a floating interest rate of 1.96%. $515.0 million of the New Credit Facility's interest rate is fixed at 2.812% through the use of derivative instruments. At March 31, 2013, there was up to $1.9 billion available to us for future borrowings, subject to certain conditions including borrowing base availability.
At March 31, 2013, our leverage ratio (total enterprise value divided by base purchase price of acquired properties) was 25.9%.
On February 28, 2013, we repaid all of the outstanding borrowings under our senior revolving credit facility, and the credit agreement was terminated.
On February 14, 2013, simultaneous with ARCT III entering into the New Credit Facility, ARCT III terminated its secured credit facility agreement, which had been unused.
Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At March 31, 2013 and 2012, the Company was in compliance with the debt covenants under all of our loan obligations.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2013 (in thousands):

	Total	April 1, 2013 - December 31, 2013	2014 – 2015	2016 – 2017	Thereafter
Principal payments due on mortgage notes payable	$265,118	$74	$13,956	$181,788	$69,300
Interest payments due on mortgage notes payable	63,654	8,531	22,323	16,378	16,422
Principal payments due on unsecured credit facility	640,000	—	—	—	640,000
Interest payments due on unsecured credit facility	6,838	—	—	274	6,564
Total	$975,610	$8,605	$36,279	$198,440	$732,286

Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for ground lease arrangements (amounts in thousands):

Future Minimum Base Rent Payments
April 1, 2013 - December 31, 2013	$288
2014	331
2015	332
2016	335
2017	346
Thereafter	1,621
Total	$3,253
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2013.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates, whereby we pay or have paid in the past certain fees or reimbursements to our Sponsor, our Manager or their affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 14 — Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.
In addition, the partnership agreement of the OP provides for the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to ARC Real Estate Partners, LLC, a limited partner of the OP.  In connection with this special allocation, ARC Real Estate Partners, LLC has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP.  ARC Real Estate Partners, LLC is directly or indirectly controlled by certain officers and directors of ARCP.
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

As of March 31, 2013, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying value of $265.1 million and a fair value of $273.8 million. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $4.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $23.4 million.
As of March 31, 2013, our debt included variable-rate debt with a carrying value of $125.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $1.3 million annually.
As the information presented above includes only those exposures that existed as of March 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
The information contained in Note 13 — Commitments and Contingencies— "Litigation" of our notes to consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report to Form 10-K for the year ended December 31, 2012.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By: /s/ NICHOLAS S. SCHORSCH Nicholas S. Schorsch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ BRIAN S. BLOCK Brian S. Block Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 6, 2013

EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
4.1(1)	Second Amended and Restated Agreement of Limited Partnership of the ARC Properties Operating Partnership, L.P., dated as of February 28, 2013
10.44 (1)	Amended and Restated Management Agreement, dated as of February 28, 2013, between the Company and the Manager
10.45 (1)
Contribution and Exchange Agreement, dated as of February 28, 2013, among American Realty Capital Operating Partnership III, P., American Realty Capital Trust III Special Limited Partner, LLC and the ARC Properties Operating Partnership, L.P.

10.46 (1)	2013 Advisor Multi-Year Outperformance Agreement, made as of February 28, 2013, among the Company, ARC Properties Operating Partnership, L.P. and the Manager
10.47*
First Amendment to Credit Agreement, dated as of March 18, 2013, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Company, the Lenders party thereto and Wells Fargo Bank, National Association

10.48*
Fourth Amended and Restated Investment Opportunity Allocation Agreement, dated April 4, 2013, by and among the Company, American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Trust IV, Inc. and American Realty Capital Trust V, Inc.

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_______________________________________________
*    Filed herewith
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2013.