Form 10-Q
period 2013-06-30
American Realty Capital Properties, Inc.
filed 2013-08-06
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The number of outstanding shares of the registrant’s common stock on July 31, 2013 was 184,893,886 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q
June 30, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$504,562	$249,541
Buildings, fixtures and improvements	2,043,270	1,336,726
Acquired intangible lease assets	318,488	212,223
Total real estate investments, at cost	2,866,320	1,798,490
Less: accumulated depreciation and amortization	(108,765)	(56,110)
Total real estate investments, net	2,757,555	1,742,380
Cash and cash equivalents	10,958	156,873
Investment in direct financing leases, net	67,518	—
Other investments, at fair value	9,920	41,654
Derivatives, at fair value	10,161	—
Restricted cash	1,576	1,108
Prepaid expenses and other assets	14,626	7,416
Deferred costs, net	38,443	15,356
Assets held for sale	6,028	665
Total assets	$2,916,785	$1,965,452

LIABILITIES AND EQUITY
Mortgage notes payable	$269,918	$265,118
Senior secured revolving credit facility	—	124,604
Senior corporate credit facility	600,000	—
Convertible obligation to Series C Convertible Preferred stockholders	445,000	—
Contingent value rights obligation to preferred and common investors, at fair value	31,134	—
Derivatives, at fair value	1,186	3,830
Accounts payable and accrued expenses	12,060	9,459
Deferred rent and other liabilities	5,274	4,336
Distributions payable	1	9,946
Total liabilities	1,364,573	417,293

Convertible preferred stock, $0.01 par value, 100,000,000 shares authorized, 828,472 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	8	8
Common stock, $0.01 par value, 240,000,000 shares authorized, 184,893,886 and 179,167,112 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,846	1,792
Additional paid-in capital	1,801,460	1,653,900
Accumulated other comprehensive income (loss)	8,919	(3,934)
Accumulated deficit	(379,502)	(120,072)
Total stockholders’ equity	1,432,731	1,531,694
Non-controlling interests	119,481	16,465
Total equity	1,552,212	1,548,159
Total liabilities and equity	$2,916,785	$1,965,452
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$43,130	$11,329	$81,379	$17,412
Operating expense reimbursements	1,830	101	3,652	258
Total revenues	44,960	11,430	85,031	17,670
Operating expenses:
Acquisition related	15,144	7,814	20,726	12,599
Merger and other transaction related	4,680	20	142,449	20
Property operating	2,465	288	4,869	580
General and administrative	1,125	502	2,432	1,027
Equity-based compensation	3,454	178	4,330	324
Depreciation and amortization	27,806	6,994	52,829	10,529
Operating fees to affiliates	—	—	—	212
Total operating expenses	54,674	15,796	227,635	25,291
Operating loss	(9,714)	(4,366)	(142,604)	(7,621)
Other income (expenses):
Interest expense	(11,238)	(2,686)	(17,454)	(4,142)
Unrealized loss on contingent value rights	(31,134)	—	(31,134)	—
Income from investment securities	—	—	218	—
Gain on sale of investment securities	—	—	451	—
Unrealized loss on derivative instruments	(40)	—	(45)	—
Other income (expenses)	91	62	126	67
Total other expenses, net	(42,321)	(2,624)	(47,838)	(4,075)
Loss from continuing operations	(52,035)	(6,990)	(190,442)	(11,696)
Net loss from continuing operations attributable to non-controlling interests	322	72	756	72
Net loss from continuing operations attributable to stockholders	(51,713)	(6,918)	(189,686)	(11,624)
Discontinued operations:
Net income (loss) from operations of held for sale properties	36	(84)	63	(97)
Gain (loss) on held for sale properties	—	(82)	14	(405)
Net income (loss) from discontinued operations	36	(166)	77	(502)
Net income (loss) from discontinued operations attributable to non-controlling interests	(2)	14	(4)	28
Net income (loss) from discontinued operations attributable to stockholders	34	(152)	73	(474)
Net loss	(51,999)	(7,156)	(190,365)	(12,198)
Net loss attributable to non-controlling interests	320	86	752	100
Net loss attributable to stockholders	$(51,679)	$(7,070)	$(189,613)	$(12,098)
Other comprehensive gain (loss):
Designated derivatives, fair value adjustments	14,017	(2,236)	12,840	(2,839)
Unrealized gain (loss) on investment securities, net	(80)	—	13	—
Comprehensive loss	$(37,742)	$(9,306)	$(176,760)	$(14,937)
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.32)	$(0.10)	$(1.20)	$(0.25)
Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(0.10)	$(1.20)	$(0.26)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance December 31, 2012	828,472	$8	179,167,112	$1,792	$1,653,900	$(3,934)	$(120,072)	$1,531,694	$16,465	$1,548,159
Issuance of common stock			32,035,064	320	490,264	—	—	490,584	—	490,584
Conversion of OP Units to common stock	—	—	599,233	6	5,794	—	—	5,800	(5,800)	—
Common stock issued through distribution reinvestment plan	—	—	489,000	5	4,890	—	—	4,895	—	4,895
Common stock repurchases	—	—	(27,739,523)	(277)	(350,119)	—	—	(350,396)	—	(350,396)
Offering costs, commissions and dealer manager fees	—	—	—	—	(3,260)	—	—	(3,260)	—	(3,260)
Equity-based compensation	—	—	343,000	—	—	—	—	—	3,682	3,682
Amortization of restricted shares	—	—	—	—	3,026	—	—	3,026	—	3,026
Consideration paid for assets of Manager in excess of carryover basis	—	—	—	—	(3,035)	—	—	(3,035)	—	(3,035)
Distributions declared	—	—	—	—	—	—	(69,817)	(69,817)	—	(69,817)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	108,247	108,247
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	750	750
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,111)	(3,111)
Net loss	—	—	—	—	—	—	(189,613)	(189,613)	(752)	(190,365)
Other comprehensive income	—	—	—	—	—	12,853	—	12,853	—	12,853
Balance June 30, 2013	828,472	$8	184,893,886	$1,846	$1,801,460	$8,919	$(379,502)	$1,432,731	$119,481	$1,552,212

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(190,365)	$(12,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of operating partnership units for ARCT III Merger and other transaction related expenses	108,247	—
Depreciation	42,491	8,676
Amortization of intangible lease assets	10,511	1,910
Amortization of deferred costs	3,409	619
Amortization of above-market lease asset	126	—
Loss (gain) on held for sale properties	(14)	405
Equity-based compensation	6,708	330
Unrealized loss on derivative instruments	45	—
Unrealized loss on contingent value rights obligations	31,134	—
Gain on sale of investments	(451)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,754)	(1,819)
Accounts payable and accrued expenses	(351)	1,721
Deferred rent and other liabilities	938	814
Net cash provided by operating activities	5,674	458
Cash flows from investing activities:
Investments in real estate and other assets	(1,073,050)	(512,024)
Investment in direct financing leases	(67,518)	—
Capital expenditures	(30)	—
Investments in other assets	(1,041)	—
Deposits for real estate investments	(665)	(600)
Payments for purchases of other investments	(12,000)	—
Proceeds from sale of investment securities	44,188	—
Net cash used in investing activities	(1,110,116)	(512,624)
Cash flows from financing activities:
Proceeds from mortgage notes payable	4,800	139,400
Proceeds from senior secured revolving credit facility	—	32,593
Payments on senior secured revolving credit facility	(124,604)	(107)
Proceeds from senior corporate credit facility	825,000	—
Payments on senior corporate credit facility	(225,000)	—
Payments of deferred financing costs	(25,318)	(9,334)
Advance from affiliate bridge loan	—	796
Payment of affiliate bridge loan	—	(796)
Common stock repurchases	(350,396)	(116)
Proceeds from issuances of preferred shares	—	6,000
Proceeds from issuance of convertible obligations to Series C Convertible Preferred stockholders	445,000	—
Proceeds from issuances of common stock	490,584	825,246
Payments of offering costs and fees related to stock issuances	(808)	(96,209)
Consideration paid for assets of Manager in excess of carryover basis	(3,035)	—
Contributions from non-controlling interest holders	750	—
Distributions to non-controlling interest holders	(3,111)	(179)
Distributions paid	(74,867)	(8,343)
Advances from affiliates, net	—	(708)
Premium payment on interest rate cap	—	(13)
Restricted cash	(468)	(1,547)
Net cash provided by financing activities	958,527	886,683
Net change in cash and cash equivalents	(145,915)	374,517
Cash and cash equivalents, beginning of period	156,873	19,331
Cash and cash equivalents, end of period	$10,958	$393,848
Supplemental Disclosures:
Cash paid for interest	$10,995	$2,895
Cash paid for income taxes	354	59
Non-cash investing and financing activities:
OP units issued to acquire real estate investment	—	6,352
Common stock issued through distribution reinvestment plan	4,895	4,257
Reclassification of deferred offering costs	—	5,875
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1—  Organization
American Realty Capital Properties, Inc. (the “Company”), is a Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”) and its shares of common stock began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011. On February 28, 2013, the Company's common stock was transferred to the NASDAQ Global Select Market (“NASDAQ”) in connection with the closing of the Company's acquisition of ARCT III (as defined below).
The Company acquires, owns and operates single-tenant, freestanding commercial real estate properties. The Company has acquired a combination of long-term and medium-term leases and intends to continue to acquire properties with approximately 70% long-term leases and 30% medium-term leases, with an average portfolio remaining lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company expects this investment strategy to develop growth potential from below market leases. Additionally, the Company owns a portfolio that uniquely combines properties with stable income from high credit quality tenants, and properties that have substantial future growth potential.
The Company advanced its investment objectives by growing its net lease portfolio through key mergers and acquisitions. On February 28, 2013, the Company merged with American Realty Capital Trust III, Inc., a Maryland Corporation (“ARCT III”). On May 28, 2013, the Company entered into an agreement and plan of merger with CapLease, Inc. (NYSE: LSE). On June 27, 2013, the Company closed the acquisition of 447 properties from certain affiliates of GE Capital Corp. Additionally, on July 1, 2013, the Company entered into an agreement and plan of merger with American Reality Capital Trust IV, Inc. See Note 2 — Mergers and Acquisitions.
Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 95.3% of the equity interest in the OP as of June 30, 2013. Certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 4.3% and 0.4%, respectively, of the equity interest in the OP. After holding units of limited partner interests in the OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has retained ARC Properties Advisors, LLC (the “Manager”), a wholly owned subsidiary of AR Capital, LLC, (the “Sponsor”), to manage its affairs on a day to day basis and, as a result, is generally externally managed. Prior to the ARCT III Merger (as defined below), the Company had no employees. In connection with the ARCT III Merger, the Company internalized certain functions performed for it by the Sponsor and its affiliates prior to the ARCT III Merger, including selected acquisition, accounting and portfolio management services and, as a result, the Company currently employs eight individuals performing such functions. ARCT III was previously externally managed by American Realty Capital Advisors III, LLC (the “ARCT III Advisor”). These affiliated parties, including the Manager, RCS Advisory Services, LLC, ARC Advisory Services, LLC, American National Stock Transfer, LLC, RCS Capital, the investment income and capital markets division of Realty Capital Securities, LLC, and Realty Capital Securities, LLC, in its capacity as dealer manager (“RCS” or the “Dealer Manager”), entities which are under common ownership with the Sponsor, have performed services for the Company and ARCT III, in exchange for which they have received compensation, fees and expense reimbursements, and will continue to receive compensation, fees and expense reimbursements for providing on-going investment oversight and management services to the Company.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 2 — Mergers and Acquisitions
Completed Mergers and Significant Acquisitions
American Realty Capital Trust III Merger
On December 14, 2012, the Company entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with ARCT III and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of the Company (the “ARCT III Merger”). The ARCT III Merger was consummated on February 28, 2013.
Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III was converted into the right to receive (i) 0.95 of a share of the Company's common stock, (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III OP was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.
Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III's common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company's common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III's common stock were converted to shares of the Company's common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of the Company's common stock outstanding after the exchange.
Upon the consummation of the ARCT III Merger, American Realty Capital III Special Limited Partnership, LLC, the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the ARCT III Exchange Ratio, resulting in the issuance of an additional 7.3 million OP Units. The parties have agreed that such OP Units will be subject to a minimum one-year holding period from the date of issuance before being exchangeable into the Company's common stock.
Upon consummation of the ARCT III Merger, the vesting of the shares of the Company's and ARCT III's outstanding restricted stock was accelerated.
In connection with the ARCT III Merger, the Company also had entered into an agreement with the Sponsor and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, at no cost to the Company, including selected acquisition, accounting and portfolio management services (the “Internalization”). In connection with the Internalization, (i) the Company and its Sponsor terminated the acquisition and capital services agreement dated September 6, 2011, between the parties, which eliminated acquisition and financing fees payable by the Company and (ii) the Manager reduced asset management fees from an annualized 0.50% of the unadjusted book value of all of the Company's assets to (a) 0.50% for up to $3.0 billion of unadjusted book value of assets and (b) 0.40% of unadjusted book value of assets greater than $3.0 billion. In addition, the Company paid $4.1 million for certain furniture, fixtures, equipment, and $1.7 million for certain costs associated with the ARCT III Merger. The Company, the Sponsor and their affiliates are considered entities under common control, as such, the assets acquired from the Advisor were recorded by the Company at their carryover basis of $1.0 million.
Accounting Treatment of the ARCT III Merger
The Company and ARCT III, to the ARCT III Merger date, were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have significant ownership interests in the Company and had significant ownership of ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge fees to the Company. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the entities were combined for each period presented, therefore all financial statements including the notes thereto are presented combining ARCP and ARCT III historical financial information.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Credit Facility
The Company and the OP are parties to a credit agreement, dated February 14, 2013, for a senior corporate credit facility (as amended, supplemented or otherwise modified from time to time, the (“Credit Facility”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Company and the OP succeeded to the Credit Facility upon the consummation of the ARCT III Merger.
Additionally, upon consummation of the ARCT III Merger, two senior secured revolving credit facilities of up to $150.0 million in the aggregate were paid in full and terminated.
See Note 5 — Credit Facility for further description of the Credit Facility and repayments and terminations of facilities upon the consummation of the ARCT III Merger.
GE Capital Portfolio Acquisition
On June 27, 2013, the Company, through its OP, acquired from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties, which include three other revenue generating assets (the “GE Capital Portfolio”) for consideration of $774.0 million exclusive of closing costs; no liabilities were assumed. The 447 properties are subject to 400 property operating leases, which will be accounted for on the straight-line rent basis of accounting, and 47 direct financing leases, which are accounted for as a receivable at a discount to the remaining lease payments and estimated residual values of the related properties. Income on the direct financing leases are recorded using the effective interest method. In addition, the Company has recorded the fair value of the expected residual value of the property for property under direct financing leases, which will be periodically reevaluated.
Pending Mergers
CapLease, Inc. Merger
On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provides for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”).
Pursuant to the terms and subject to the conditions set forth in the CapLease Merger Agreement, at the effective time of the CapLease Merger, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, will be converted into the right to receive $8.50 in cash without interest. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, will be converted into the right to receive an amount in cash, without interest, equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP (the “CapLease Partnership Merger”), each outstanding unit of equity ownership of the CapLease's operating partnership other than units owned by CapLease or any wholly owned subsidiary of CapLease will be converted into the right to receive $8.50 in cash, without interest.
Upon consummation of the CapLease Merger, the vesting of the shares of the CapLease's outstanding restricted stock will be accelerated and become fully vested, and restricted stock and any outstanding performance shares will be fully earned and have the right to receive $8.50 per share.
The CapLease Merger is expected to close in the third or fourth quarter of 2013. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the CapLease Merger has not yet occurred and, although the Company believes that the completion of the CapLease Merger is probable, the closing of the CapLease Merger is subject to a vote by the CapLease common stockholders and other customary conditions, and therefore there can be no assurance that the CapLease Merger will be consummated. Accordingly, the Company cannot assure that the CapLease Merger will be completed based on the terms of the CapLease Merger Agreement or at all.
American Realty Capital Trust IV Merger
On July 1, 2013, the Company entered into an Agreement and Plan of Merger (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provides for the merger of ARCT IV with and into a subsidiary of the Company (the “ARCT IV Merger”).

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Pursuant to the terms and subject to the conditions set forth in the ARCT IV Merger Agreement, at the effective time of the ARCT IV Merger, each outstanding share of common stock of ARCT IV will be converted into the right to receive (i) $30.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 25% of the shares of ARCT IV's common stock issued and outstanding as of immediately prior to the closing of the ARCT IV Merger or, in the Company’s discretion, (ii) either (A) a number of shares of the Company common stock equal to the ARCT IV Exchange Ratio (as defined below) or (B) only if the Market Price (as defined below) is less than $14.94, 2.05 shares of the Company common stock and an amount in cash equal to the product obtained by multiplying the excess of the ARCT IV Exchange Ratio over 2.05 by the Market Price. “ARCT IV Exchange Ratio” means (1) if the volume weighted average closing sale price of a share of the Company common stock over the five (5) consecutive trading days on the NASDAQ Global Select Market ending on the trading day immediately prior to the closing date of the ARCT IV Merger, as reported in The Wall Street Journal (the “Market Price”), is equal to or greater than $14.94, then 2.05, and (2) if the Market Price is less than $14.94, then the quotient (rounded to the nearest one-hundredth) obtained by dividing $30.62 by the Market Price. If the aggregate elections for payment in cash exceed 25% of the number of shares of ARCT IV's common stock issued and outstanding as of immediately prior to the closing of the ARCT IV Merger, then the amount of cash consideration paid on cash elections will be reduced on a pro rata basis with the remaining consideration paid in Company common stock and cash, if applicable. In addition, each outstanding unit of equity ownership of the ARCT IV will be converted into the right to receive a number of OP Units equal to the ARCT IV Exchange Ratio. In addition, on the date of the ARCT IV Merger, all outstanding restricted common stock of ARCT IV date will become fully vested and exchanged for shares of Company common stock based on the ARCT IV Exchange Ratio.
In connection with the ARCT IV Merger, ARCT IV's external advisor has agreed to waive a portion of the real estate commissions contractually due to it from the Company upon the sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. ARCT IV's external advisor and ARCT IV agreed that ARCT IV's external advisor will be entitled to a reduced real estate commission of $8.4 million.
The Company has also entered into an agreement to purchase certain assets from ARCT IV's external advisor and reimburse ARCT IV's external advisor for certain expenses related to the ARCT IV Merger totaling $5.8 million.
ARCT IV's external advisor will be entitled to subordinated distributions of net sales proceeds in an amount estimated to be approximately $65.2 million, assuming an implied price of ARCT IV's common stock of $30.47 per share in the ARCT IV Merger (which assumes that 75% of the ARCT IV's common stock is exchanged for shares of ARCP common stock, based on a per share price of $30.62 (representing the floor for stock consideration) and 25% of the ARCT IV's common stock is exchanged for cash). Such subordinated distributions of net sales proceeds will be payable in the form of equity units of ARCT IV that will automatically convert into OP Units upon consummation of the ARCT IV Merger and will be subject to a minimum one-year holding period from the date of issuance before being exchangeable into Company common stock. The actual amount of consideration to be paid for subordinated distributions of net sales proceeds will be based, in part, on the market price of Company common stock on the date of the ARCT IV Merger and will not be known until the ARCT IV Merger Agreement date.
Accounting Treatment for the ARCT IV Merger
The Company and ARCT IV are considered to be entities under common control. Both entities' advisors are wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have ownership interests in the Company and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities are contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and will continue to charge fees to the Company following the ARCT IV Merger. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the entities were combined for each period presented once the ARCT IV Merger is consummated.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The ARCT IV Merger is expected to close in the third or fourth quarter of 2013. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the ARCT IV Merger has not yet occurred and, although the Company believes that the completion of the ARCT IV Merger is probable, the closing of the ARCT IV Merger is subject to a vote by the common stockholders of both ARCT IV and the Company and other customary conditions, and therefore there can be no assurance that the ARCT IV Merger will be consummated. Accordingly, the Company cannot assure that the ARCT IV Merger will be completed based on the terms of the ARCT IV Merger or at all.
Note 3 — Summary of Significant Accounting Policies
The consolidated financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2012 of the Company, which are included on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on May 8, 2013. There have been no significant changes to these policies during the six months ended June 30, 2013, other than the updates described below.
Reclassification
Certain reclassifications have been made to the previously issued historical financial statements of the Company to conform to this presentation.
Investment in Direct Financing Leases
The Company has acquired certain properties that are subject to leases that qualify as direct financing leases in accordance with U.S. GAAP due to the significance of the lease payments from the inception of the leases compared to the fair value of the property. Investments in direct financing leases represent the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term. The fair value of the remaining lease payments is estimated using a discounted cash flow based on interest rates that would represent the Company's incremental borrowing rate for similar types of debt. The expected residual property value at the end of the lease term is estimated using market data and assessments of the remaining useful lives of the properties at the end of the lease terms, among other factors. Income from direct financing leases is calculated using the effective interest method over the remaining term of the lease.
Convertible Obligation to Series C Convertible Preferred Stockholders
On June 7, 2013, the Company issued 28.4 million shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”) for gross proceeds of $445.0 million. Due to an unconditional obligation to either redeem or convert the Series C Convertible Preferred Stock into a variable number of shares of common stock predominantly based on a fixed monetary amount, the preferred securities are classified as an obligation under U.S. GAAP and are presented on the consolidated balance sheet as a liability. In addition, without the approval of the holders of the Company's common stock and Series C Convertible Preferred Stock, to amend the Company's articles supplementary designating the Series C Convertible Preferred Stock (the “Series C Articles Supplementary”) and to permit the issuance of additional shares of common stock, the sum of the number of shares issued pursuant to the June 7, 2013 private placement of common stock and the conversion of Series C Convertible Preferred Stock may not exceed 19.9% of the number of shares of Company common stock outstanding immediately prior to the closing of the June 7, 2013 private placement. As a result the Company is limited, after consideration of the previously issued 29.4 million shares of common stock in the June 7, 2013 private placement, to the issuance of an additional 3.3 million shares of its common stock, with the balance of the Series C Convertible Preferred Stock to be cancelled in exchange for cash in lieu of such common stock in an amount equal to the greater of the product of such number of excess shares into which the shares of Series C Convertible Preferred Stock would have been convertible and (i) 102% of the liquidation preference, which is $15.67, as may be adjusted from time to time (the “Conversion Price”), and (ii) the Conversion Price valued at the one-day volume-weighted average trading price (“VWAP”) of the common stock on the applicable date. Therefore upon conversion, absent a shareholder vote permitting the issuance of common stock for the conversion, a portion of the shares can be converted to common stock and the remaining shares will be cancelled for cash at a premium as specified in the Series C Articles Supplementary. The preferred shares liability is recorded at fair value at June 30, 2013, which is considered to approximate the gross proceeds received. The preferred shares liability will be carried at fair value and adjusted on a quarterly basis.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Contingent Valuation Rights
In connection with the private placement transactions described above, on June 7, 2013, the Company issued to the common stock investors 29.4 million contingent value rights (“Common Stock CVR's”), and to the Series C Convertible Preferred Stock investors 28.4 million contingent value rights (“Preferred Stock CVR's”), which may entitle the holders of Common Stock CVR's to a cash payment of up to $1.50, equal to the difference of the $15.47 purchase price and the CVR Period VWAP, per Common Stock CVR and the holders of Preferred Stock CVR's to a cash payment of up to $2.00, equal to the difference between the Conversion Price of $15.67 and the CVR Period VWAP, per Preferred Stock CVR in the future depending on the future performance of the Company's common stock, subject to certain limits. Payments to the common and Series C Convertible Preferred contingent value rights holders will be based on a comparison of the issuance price of each class of security to the VWAP of the Company's common stock for 30 trading days beginning on thirtieth trading day after the issuance of the common stock on June 7, 2013 for the common stockholder, and for the Series C Convertible Preferred stockholders, the payment will be based on the VWAP of the Company's common stock for 30 trading days beginning on ninetieth trading day after the earliest to occur of: (i) the closing of the CapLease Merger; (ii) the trading day after (a) the date of an announcement that CapLease, Inc. has accepted a competing offer (which did not occur) or (b) the CapLease Merger is otherwise terminated; and (iii) December 31, 2013. Depending on the VWAP during the respective measurement periods described above, the amount to be paid out for the contingent value rights, if any, will not be known until the end of the measurement periods. The Company has recorded a liability for its obligations to settle the contingent value rights, at fair value. The Company has estimated the fair value of the contingent value rights at June 30, 2013, using the input of third-party valuation specialists and management's own judgment, based primarily on the volatility of the Company's historical stock prices, the effect of certain economic scenarios and the Company's stock price as of June 30, 2013. Changes in the fair value of the contingent valuation rights are recorded in the consolidated statement of operations and comprehensive loss as an unrealized gain or loss in the period incurred.
Contingent Rental Income
The Company owns certain properties that have associated leases that require the tenant to pay contingent rental income based on a percentage of the tenant's sales after the achievement of certain sales thresholds, which may be monthly, quarterly or annual targets. As a lessor, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known.
Non-Controlling Interests
As described in Note 1— Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as an addition to equity on the consolidated balance sheet. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentage. Furthermore, upon conversion of OP Units to common stock, any gain or loss attributable to the OP Unit Holders is recorded as a component of equity.
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
June 30, 2013
(Unaudited)

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
Note 4 — Real Estate Investments
The following table presents the allocation of the assets acquired during the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012	2013(1)	2012
Real estate investments, at cost:
Land	$206,282	$57,161	$256,463	$84,268
Buildings, fixtures and improvements	521,765	219,869	709,374	372,933
Total tangible assets	728,047	277,030	965,837	457,201
Acquired intangibles:
In-place leases	76,986	36,927	107,213	61,175
Total assets acquired, net	805,033	313,957	1,073,050	518,376
OP Units issued to acquire real estate investments	—	(6,352)	—	(6,352)
Cash paid for acquired real estate investments	$805,033	$307,605	$1,073,050	$512,024
Number of properties acquired	433	116	481	170
_______________________________________________
(1) Excludes 47 properties comprised of $67.5 million of net investments subject to direct financing leases.
Land, buildings, fixtures and improvements, in-place lease intangibles and investments in direct financing leases include $774.0 million, comprised of $193.1 million, $450.5 million, $62.9 million and $67.5 million, respectively, provisionally assigned to each class of asset, pending receipt of the final appraisals and other information being prepared by a third-party specialist.
During the three months ended June 30, 2013, the Company classified a Shaw's Supermarket in Plymouth, MA, as a held for sale property. As of June 30, 2013, the Company owned two properties which were classified as held for sale, including one vacant property.
The following table presents unaudited pro forma information as if the acquisitions during the three and six months ended June 30, 2013 had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $15.1 million and $7.8 million for the three months ended June 30, 2013 and 2012, respectively, and merger and other transaction expenses of $4.7 million for the three months ended June 30, 2013. The unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $20.7 million and $12.6 million for the six months ended June 30, 2013 and 2012, respectively, and merger and other transaction expenses of $142.4 million for the six months ended June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Pro forma revenues	$56,941	$27,019	$113,882	$59,136
Pro forma net loss attributable to stockholders	$(30,458)	$(2,393)	$(18,929)	$(2,782)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

	Future Minimum Base Rent Payments	Future Minimum Direct Financing Lease Payments(1)
July 1, 2013 - December 31, 2013	$106,624	$2,508
2014	210,551	5,105
2015	207,318	5,019
2016	202,300	4,971
2017	192,725	4,603
Thereafter	1,262,001	15,241
Total	$2,181,519	$37,447
_______________________________________________
(1) 47 properties are subject to direct financing leases and, therefore, for accounting purposes, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
Net Investment in Direct Financing Leases
The components of the Company's net investment in direct financing leases are as follows (in thousands):

June 30, 2013
Future minimum lease payments receivable	$37,447
Unguaranteed residual value of property	48,751
Unearned income	(18,680)
Net investment in direct financing leases	$67,518
Tenant Concentration
The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2013 and 2012. Annualized rental income for net leases is rental income on a straight-line basis as of June 30, 2013, which includes the effect of tenant concessions such as free rent, as applicable.

	June 30,
Tenant	2013	2012
FedEx	*	19.9%
Citizens Bank	*	14.8%
Dollar General	*	14.4%
Walgreens	*	10.4%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.
No other tenant represents more than 10% of total consolidated annualized rental income for the periods presented.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Geographic Concentration
The following table lists the states where the Company has concentrations of properties where annual rental income for properties in that state, on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of June 30, 2013 and 2012:

	June 30,
State	2013	2012
Missouri	*	10.7%
New York	*	10.5%
_______________________________________________
* The annualized rental income from the state was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.
Note 5 — Credit Facility
Credit Facility
The Company and the OP are parties to the Credit Facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto. The Company and the OP succeeded to the Credit Facility upon the consummation of the ARCT III Merger.
At June 30, 2013, the Credit Facility has commitments of $1.45 billion. The Credit Facility has an accordion feature, which, if exercised in full, would allow the Company to increase borrowings under the Credit Facility to $2.5 billion, subject to additional lender commitments and borrowing base availability.
At June 30, 2013, the Credit Facility contains an $810.0 million term loan facility and a $640.0 million revolving credit facility. Loans under the Credit Facility are priced at the applicable rate (at the Company's election, either a floating interest rate based on one month LIBOR, determined on a daily basis) plus 1.60% to 2.20%, or a prime-based interest rate, based upon the Company’s current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company's election, advances under the Credit Facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility.
As of August 6, 2013, additional commitments from lenders increased available borrowing under the Credit Facility to $1.7 billion, comprised of a $940.0 million term loan facility and a $760.0 million revolving credit facility.
The Credit Facility provides for monthly interest payments. In the event of a default, each lender has the right to terminate its obligations under the Credit Facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017, unless extended, to which the term loan facility will terminate on February 14, 2018. The Company may prepay borrowings under the Credit Facility and, to the extent that borrowings are unused under the revolving credit facility and the term loan facility, the Company incurs an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. The Credit Facility also requires the Company to maintain certain property available for collateral as a condition to funding.
As of June 30, 2013, there was $600.0 million outstanding on the Credit Facility, of which $85.0 million bore a floating interest rate of 1.95%, and $515.0 million was fixed at 2.80% through the use of derivative instruments, which are used to hedge against interest rate volatility. At June 30, 2013, there was up to $1.9 billion available to the Company for future borrowings, subject to borrowing availability.
The Credit Facility requires the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At June 30, 2013, the Company was in compliance with the debt covenants under the Credit Facility.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Repayment of Previous Credit Facilities
On February 28, 2013, the Company repaid all of the outstanding borrowings under its previous senior secured revolving credit facility in the amount of $124.6 million, and the credit agreement for such facility was terminated. The average interest rate on the borrowings during the period the balance was outstanding was 3.11%. On February 14, 2013, simultaneous with entering into the Credit Facility, the Company terminated its secured credit facility agreement, which had been unused.
Note 6 — Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
June 30, 2013	165	$269,918	4.25%	4.99
December 31, 2012	164	$265,118	4.28%	5.51
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 2.73% to 6.13% at June 30, 2013 and 3.32% to 6.13% at December 31, 2012.

(2)	Weighted average remaining years until maturity as of June 30, 2013 and December 31, 2012, respectively.
The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2013 (amounts in thousands):

Year	Total
July 1, 2013 - December 31, 2013	$74
2014	189
2015	13,767
2016	16,820
2017	169,768
Thereafter	69,300
Total	$269,918
The Company’s mortgage loan agreements generally require the maintenance of financial covenants, as well as restrictions on corporate guarantees, and the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of June 30, 2013, the Company was in compliance with the debt covenants under the mortgage loan agreements.
Note 7 — Other Investments
The following table details the unrealized gains and losses on investment securities as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund as of June 30, 2013	$10,000	$—	$(80)	$9,920
Preferred securities as of December 31, 2012	$41,747	$223	$(316)	$41,654
At June 30, 2013, the Company had investments in a real estate fund, which was invested primarily in equity securities of other publicly traded REITS.
At December 31, 2012, the Company had investments in redeemable preferred stock and senior notes, accounted for as debt securities, with a fair value of $41.7 million. These investment securities were sold during the six months ended June 30, 2013, resulting in a gain on sale of investments of $0.5 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Investments are considered available-for-sale securities and therefore increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income as a component of equity on the consolidated balance sheets unless the securities are considered to be permanently impaired at which time the losses are reclassified to expense.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company’s interest rate cap derivative measured at fair value on a recurring basis as of June 30, 2013 was zero and was classified in Level 2 of the fair value hierarchy.
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
The Company's investments in funds and preferred units trade in active markets or are comprised of securities that trade in active markets and therefore, due to the availability of quoted market prices in active markets are classified these investments as Level 2 in the fair value hierarchy.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013:
Fund investments	$—	$9,920	$—	$9,920
Interest rate swap assets	—	10,161	—	10,161
Interest rate swap liabilities	—	(1,186)	—	(1,186)
Convertible obligation to Series C Convertible Preferred stockholders	—	—	(445,000)	(445,000)
Contingent value rights obligation to preferred and common investors	—	—	(31,134)	(31,134)

December 31, 2012:
Preferred securities	$41,654	$—	$—	$41,654
Interest rate swaps	—	(3,830)	—	(3,830)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2013.
The following is a reconciliation of the beginning and ending balance for the changes in instruments with level 3 inputs in the fair value hierarchy for the three and six months ended June 30, 2013:

	Contingent value rights obligation to preferred and common investors	Convertible obligation to Series C Convertible Preferred stockholders	Total
Beginning balance	$—	$—	$—
Fair value at issuance	—	(445,000)	(445,000)
Fair value adjustment	(31,134)	—	(31,134)
Ending balance	$(31,134)	$(445,000)	$(476,134)
The fair value of the contingent value rights obligations were estimated by a third party using a Monte Carlo simulation technique to estimate the future value of the Company's common stock price based partially upon observable inputs such as historical volatility and risk free interest rates. The fair value of the convertible obligation to the Series C Convertible Preferred stockholders was based primarily upon the results of the valuation of the contingent value rights estimate of the future value of the Company's common stock and managements intention of obtaining a shareholder vote permitting the conversion of the Series C Convertible Preferred Stock to shares of common stock.
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
June 30, 2013
(Unaudited)

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$269,918	$271,645	$265,118	$271,056
Senior secured revolving credit facility	3	—	—	124,604	124,604
Senior corporate credit facility	3	600,000	600,000	—	—
Total		$869,918	$871,645	$389,722	$395,660
The fair value of mortgage notes payable are obtained by calculating the present value at current market rates. The terms of the senior secured revolving credit facility, the terms of the senior corporate credit facility, and the Company's level ratio are considered commensurate with the market, as such the outstanding balance on the facility approximates fair value.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $4.3 million will be reclassified from other comprehensive income as an increase to interest expense. During the three and six months ended June 30, 2013, the Company accelerated the reclassification of approximately $27,000 in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	10	$667,590
As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	7	$152,590
Interest rate cap	1	50,000
Total	8	$202,590
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate products	Derivative assets, at fair value	$10,161	$—
Interest rate products	Derivative liabilities, at fair value	$(1,186)	$(3,830)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012, respectively (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$12,748	$(2,485)	$10,889	$(3,174)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(1,269)	$(249)	$(1,951)	$(335)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(23)	$—	$(23)	$—
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of June 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013	$10,161	$(1,186)	$—	$10,161	$(1,186)	$—	$—	$8,975
December 31, 2012	$—	$(3,830)	$—	$—	$(3,830)	$—	$—	$(3,830)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

As of June 30, 2013, the fair value of the derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1.3 million. As of June 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.3 million at June 30, 2013.
Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income for the three and six months ended June 30, 2013 and 2012 (amount in thousands):

AOCI Component	Amount Reclassified from AOCI				Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized loss on investment securities, net	$—	$—	$93	$—	Gain on sale of investment securities
Designated derivatives, fair value adjustment	(1,269)	(249)	(1,951)	(335)	Interest expense
Note 10 Convertible Preferred Stock
The Company has the following classes of convertible preferred stock outstanding at June 30, 2013:

Issue	Date Issued	Units	Gross Proceeds (In thousands)	Liquidation Preference	Dividend/Interest Rate

Shares classified as Equity:
Series A Convertible Preferred Stock(1)	May 11, 2012	545,454	$6,000	$11.00	$0.77
Series B Convertible Preferred Stock(2)	July 24, 2012	283,018	3,000	10.60	0.74

Shares classified as Liabilities:
Series C Convertible Preferred Stock (3)	June 7, 2013	28,398,213	$445,000	$15.67	5.81%
_______________________________________________
(1)The Series A Convertible Preferred Stock may be redeemed at the option of the Company in whole or in part after the issuance date at $11.00 per share.
(2)The Series B Convertible Preferred Stock may be redeemed at the option of the Company in whole or in part after the issuance date at $10.60 per share.
(3)The Series C Convertible Preferred Stock is mandatorily redeemable or exchangeable for shares of common stock at the option of the Company within three business days following the earliest to occur of (A) the closing of the CapLease Merger (B) the first trading day following (a) an announcement that CapLease has accepted a competing offer (which did not occur within the time specified in the CapLease Merger Agreement) or (b) the CapLease Merger Agreement is otherwise terminated, and (C) December 31, 2013, the Company will have the option to: (I) convert all shares of Series C Convertible Preferred Stock into such number of shares of the Company’s common stock equal to the par value of the Series C Convertible Preferred Stock divided by the lowest of (i) a 2% discount to the VWAP of the Company’s common stock for the 10 prior trading days, (ii) a 2% discount to the closing price on such date and (iii) $15.67, as adjusted from time to time or (II) redeem all shares of the Company’s Series C Convertible Preferred Stock in cash at 120% of its par value. As of June 30, 2013, the Company is limited, without the approval of holders of the Company's common stock and Series C Convertible Preferred Stock to amend the Series C Articles Supplementary, to issuing no more than 3.3 million shares of common stock upon conversion of shares of Series C Convertible Preferred Stock due to limitations imposed by the articles supplementary for the Series C Convertible Preferred Stock. Therefore, upon the required conversion the Company will cancel any remaining Series C Convertible Preferred Stock in exchange for cash in lieu of common stock in an amount equal to the greater of the product of such number of excess shares into which the shares of Series C stock would have been convertible and (i) 120% of the liquidation preference, which is $15.67, as may be adjusted from time to time, and (ii) the Conversion Price valued at the one-day VWAP of the common stock on the applicable date.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 11 — Common Stock
Increases in Authorized Common Stock
On July 2, 2013, the Company filed articles of amendment to its charter to increase the number of authorized shares of common stock to 750,000,000 shares.
Offerings
On August 1, 2012, the Company filed a $500 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of June 30, 2013, the Company had issued 2.1 million shares of common stock under the $500 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under this $500 million universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP.
On March 13, 2013, the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer (“WKSI”) status. The Company intends to maintain both the $500 million universal shelf registration statement and the WKSI universal automatic shelf registration statement.
In January 2013, the Company commenced its “at the market” equity offering program (“ATM”) in which it may from time to time offer and sell shares of its common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the Company's $500.0 million universal shelf registration statement.
The following are the Company's equity offerings of common stock during the six months ended June 30, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares(1)	Gross Proceeds
Registered follow on offering	January 29, 2013	2,070,000	$26.7
ATM	January 1 - June 30, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Total		32,035,064	$490.6
_______________________________________________
(1) Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III's common stock in conjunction with the ARCT III Merger.
Upon the closing of the ARCT III Merger, 29.2 million shares of the then outstanding shares of ARCT III's common stock were paid in cash at $12.00 per share, which equals 27.7 million shares of the Company's common stock after the application of the ARCT III Exchange Ratio. In addition, upon closing of the ARCT III Merger, 148.1 million shares of ARCT III's common stock were converted to shares of Company's common stock at the ARCT III Exchange Ratio, resulting in an additional 140.7 million shares of the Company's common stock outstanding after the exchange.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Dividends
The Company's board of directors has authorized, and the Company began paying, dividends since October 2011 on the fifteenth day of each month to stockholders of record on the eight day of such month. During the six months ended June 30, 2013, the board of directors of the Company has authorized the following increases in the Company's dividend.

Dividend increase declaration date	Annualized dividend per share	Effective date
March 17, 2013	$0.91	June 8, 2013
May 28, 2013	$0.94	*
_______________________________________________
* The dividend increase is contingent upon, and effective with, the earlier of the close of the ARCT IV Merger or the close of the CapLease Merger.
The annualized dividend rate at June 30, 2013 was $0.910 per share.
Note 12— Share-Based Compensation
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
In February 2013, the Company granted 325,000 restricted shares of common stock to the Manager and certain employees. These shares did not vest upon the consummation of the ARCT III Merger but will vest ratably over a three-year period and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.
Director Stock Plan
The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company's independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At June 30, 2013, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.
The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock under the Equity Plan is updated at the end of each quarter based on quarter end closing stock price through the final vesting date.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

ARCT III Restricted Share Plan
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
Immediately prior to the effective time of the ARCT III Merger, each then-outstanding share of ARCT III restricted stock fully vested. All shares of ARCT III common stock then-outstanding as a result of the full vesting of shares of ARCT III restricted stock, and the satisfaction of any applicable withholding taxes, had the right to receive a number of shares of the Company's common stock based on the ARCT III Exchange Ratio.
The following tables detail the restricted shares activity within the Equity Plan, Director Stock Plan and RSP during the three and six months ended June 30, 2013:
Restricted Share Awards

	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded December 31, 2012	259,909	$11.84	30,300	$10.68
Granted	325,000	13.88	18,000	14.58
Forfeited	—	—	—	—
Awarded June 30, 2013	584,909	$12.95	48,300	$12.13
Unvested Restricted Shares

	Equity Share Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	186,403	$11.62	27,930	$10.58
Granted	325,000	13.83	18,000	14.58
Vested	(186,403)	(11.62)	(27,930)	(10.58)
Forfeited	—	—	—	—
Unvested, June 30, 2013	325,000	$13.83	18,000	$14.58
In connection with the ARCT III Merger, each share of the Company's and ARCT III's restricted stock outstanding as of immediately prior to the effective date of the ARCT III Merger became fully vested.
For the three months ended June 30, 2013 and 2012, compensation expense for restricted shares was $0.2 million, respectively. For the six months ended June 30, 2013 and 2012, compensation expense for restricted shares was $0.6 million and $0.4 million, respectively. Compensation expense for the accelerated vesting of restricted shares in conjunction with the ARCT III Merger restricted shares of $2.2 million during the three and six months ended June 30, 2013 was recorded as Merger costs.
In July 2013, the Company granted 300,000 restricted shares of common stock to the Manager and certain employees at a grant date price of $14.80 per share. These shares will vest ratably over a three-year period and shall provide for “distribution equivalents” with respect to these restricted shares, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Multi-Year Performance Plan
Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Manager, whereby the Manager will be able to potentially earn compensation upon the attainment of stockholder value creation targets.
Under the OPP, the manager was granted 8,241,101 long term incentive plan units (“LTIP Units”) of the OP, which will be earned or forfeited based on the Company's total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three year period consisting of:

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

The award will be funded (“OPP Pool”) up to a maximum award opportunity equal to 5% of the Company's equity market capitalization at the ARCT III Merger date of $2.1 billion (the “OPP Cap”). Awards under the OPP are dependent on achieving an annual hurdle that commenced December 11, 2012, an interim (two-year) hurdle and then the aforementioned three-year hurdle ending on December 31, 2015.
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

•	50.0% will be earned if the Company attains a median Total Return of at least 0.0% for each measurement period;

•	0.0% will be earned if the Company attains a median Total Return of less than 0.0% for each measurement period; and

•	A percentage from 50.0% to 100.0% calculated by linear interpolation will be earned if the Company's median Total Return is between 0.0% and the percentage set for each measurement period.
For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.25% of the Company's equity market capitalization of $2.1 billion will be “locked-in” based upon the attainment of the performance hurdles set forth above for each annual measurement period. In addition, a portion of the OPP Cap equal to a maximum of up to 3.0% of the Company's equity market capitalization will be “locked-in” based upon the attainment of the performance hurdles set forth above for the interim measurement period, which if achieved, will supersede and negate any prior “locked-in” portion based upon annual performance through December 31, 2013 and 2014 (i.e., a maximum award opportunity equal to a maximum of up to 3.0% of the Company's equity market capitalization may be “locked-in” through December 31, 2014).
Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate award earned under the OPP, which will be the lesser of the sum of the two components and the OPP Cap. The OPP Pool will be used to determine the number of LTIP units that vest. Any unvested LTIP units will be immediately forfeited on December 31, 2015. At June 30, 2013, 100% of the pool has been allocated.
The Manager will be entitled to convert 33.3% of the LTIP units earned into OP Units on each of December 31, 2015, 2016 and 2017 and within 30 days following such date. In addition, the OPP provides for accelerated earning and vesting of LTIP Units and redemption of vested LTIP Units for cash if the Manager is terminated or if the Company experiences a change in control. The Manager will be entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constitute “parachute payments” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”).
The fair value of the LTIP Units granted are being amortized over the performance period. During the three and six months ended June 30, 2013, the Company has recorded expense of $3.1 million and $3.7 million, respectively, for the OPP.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 13 — Commitments and Contingencies
Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for ground lease arrangements (amounts in thousands):

Future Minimum Base Rent Payments
July 1, 2013 - December 31, 2013	$174
2014	348
2015	349
2016	349
2017	353
Thereafter	2,477
Total	$4,050
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except as follows:
Since the announcement of the CapLease Merger Agreement on May 28, 2013, the following lawsuits have been filed:
CapLease, its directors, and its affiliates, CapLease's operating partnership and the general partner of the operating partnership, as well as the Company, the OP and a CapLease Merger related subsidiary, have been named as defendants in a putative class action lawsuit in connection with the proposed merger, styled Mizani v. CapLease, Inc., No. 651986/2013, in the Supreme Court of the State of New York, New York County. The complaint alleges, among other things, that the CapLease Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the CapLease Merger does not provide for full and fair value for the CapLease’s stockholders, the CapLease Merger was not the result of a competitive bidding process, the CapLease Merger Agreement contains coercive deal protection measures, and the CapLease Merger Agreement and the CapLease Merger were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the CapLease Merger Agreement. The complaint also alleges that CapLease, the Company, the OP and a CapLease Merger related subsidiary, aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the CapLease Merger. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.
Separately, CapLease, its directors and its affiliates, the CapLease's operating partnership and the general partner of the CapLease's operating partnership, as well as the Company, the OP and a CapLease Merger related subsidiary, have been named as defendants in a putative class action and derivative lawsuit in connection with the proposed merger, styled Tarver v. CapLease, Inc., No. 24C13004176, in the Circuit Court of the State of Maryland, Baltimore City. The complaint alleges, among other things, that the CapLease Merger Agreement was the product of breaches of fiduciary duty by CapLease’s directors because the CapLease Merger does not provide for full and fair value for the CapLease’s stockholders, the CapLease Merger Agreement contains coercive deal protection measures, the CapLease Merger was not the result of a competitive bidding process, and the CapLease Merger Agreement and the CapLease Merger were approved as a result of improper self-dealing. The complaint also alleges that CapLease, CapLease's operating partnership, the general partner of the CapLease's operating partnership, the Company, the OP and a CapLease Merger related subsidiary aided and abetted the directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the CapLease Merger. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Separately, CapLease, its directors and its affiliates, the CapLease's operating partnership and the general partner of the CapLease's operating partnership, as well as the Company, the OP and a CapLease Merger related subsidiary, have been named as defendants in a putative class action and derivative lawsuit in connection with the proposed CapLease Merger, styled Carach v. CapLease, Inc., No. 651986/2013, in the Supreme Court of the State of New York, New York County. The complaint alleges, among other things, that the CapLease Merger Agreement was the product of breaches of fiduciary duty by the CapLease’s directors because the CapLease Merger does not provide for full and fair value for the CapLease’s stockholders, the CapLease directors failed to take steps to maximize the value of CapLease or properly value CapLease, failed to protect against various alleged conflicts of interest, and failed to fully disclose material information concerning the process that led to the CapLease Merger. The complaint also alleges that CapLease's operating partnership, the general partner of CapLease's operating partnership, the Company, the OP and a CapLease Merger related subsidiary aided and abetted the CapLease directors’ alleged breaches of fiduciary duty. The plaintiff seeks, among other things, to enjoin completion of the CapLease Merger. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.
Since the announcement of the ARCT III Merger Agreement on December 17, 2012, Randell Quaal filed a putative class action lawsuit filed on January 19, 2013 against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court of the State of New York. The lawsuit alleges, among other things, that the board of ARCT III breached its fiduciary duties in connection with the transactions contemplated under the ARCT III Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the ARCT III Merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
The Company maintains directors and officers liability insurance which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuits.
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
Note 14 — Related Party Transactions and Arrangements
Ownership by Affiliates
Certain affiliates of the Company have ownership in the Company through ownership of shares of the Company's common stock, shares of unvested restricted common stock or OP units. As of June 30, 2013 and December 31, 2012, 4.82% and 1.39%, respectively, of the total equity units issued by the Company were owned by affiliates.
The Company has issued restricted stock to the Manager and non-executive directors in conjunction with a share-based compensation plan. See Note 12— Share-Based Compensation .
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
June 30, 2013
(Unaudited)

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
The following table details the results of such activities related to RCS, which are recorded as offering costs on the consolidated statement of changes in equity (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Total commissions and fees paid to RCS	$—	$57,914	$—	$79,791	$—	$—
The Company reimbursed the Manager, the ARCT III Advisor and RCS for services relating to the IPO, the Company's follow-on offerings, the ARCT III IPO, and other significant transactions such as the ARCT III Merger, for which the Manager provided assistance. The following table details the results of such activities related to offering and other significant transactions costs reimbursed to the Manager, the ARCT III Advisor and RCS (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Offering expense and other significant transactions reimbursements	$499	$12,869	$1,114	$20,231	$100	$—
Fees Paid in Connection with the Operations of the Company
Each of the Company and ARCT III paid the Manager and the ARCT III Advisor, as applicable, an acquisition fee equal to 1.0% of the contract purchase price (including assumed indebtedness) of each property the Company or ARCT III, as applicable, acquired. The acquisition fee was payable in cash at the closing of each acquisition. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid to either party. Acquisition fees are recorded in Acquisition related costs in the consolidated statements of operations and comprehensive loss.
Each of the Company and ARCT III paid the Manager and the ARCT III Advisor, as applicable, a financing fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company or ARCT III, as applicable, obtained and used for the acquisition of properties that was arranged by the Manager or ARCT III Advisor, as applicable. The financing coordination fee was payable in cash at the closing of each financing. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid to either party.
The Company paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance. The Company's Manager waived such portion of its management fee in excess of certain net income thresholds related to our operations. The management fee is payable in cash. In conjunction with the ARCT III Merger, the base management fee was reduced to 0.40% per annum for the unadjusted book value of assets over $3.0 billion. Management fees, if accrued are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss.
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
Prior to July 1, 2012, this fee was payable in monthly installments at the discretion of ARCT III's board of directors in cash, common stock or restricted stock grants, or any combination thereof. Asset management fees, if accrued are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss. The Company also pays fees for transfer agent services to an affiliate, American National Stock Transfer, LLC.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
The ARCT III Advisor received distributions on unvested Class B units equal to the distribution rate received on ARCT III common stock. Such distributions on issued Class B units were included as general and administrative expense in the consolidated statement of operations until the performance condition is considered probable to occur. 145,022 Class B units were approved by ARCT III's board of directors as of December 31, 2012. During January and February 2013, ARCT III's board of directors approved, and ARCT III issued, 603,599 Class B units to the ARCT III Advisor for its asset management services provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these Class B Units, was not completed. The performance condition related to these Class B units was satisfied upon the completion of the ARCT III Merger and expense of $9.9 million was recorded at that time. The Class B units then converted to ARCT III OP units which converted to 711,190 OP Units after the application of the ARCT III Exchange Ratio. These expenses were recorded in ARCT III Merger and other transaction related in the consolidated statements of operations and comprehensive loss.
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
ARCT III paid an affiliate of the Sponsor, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III's stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager, an oversight fee of up to 1.0% of the gross revenues of the property managed. Property management fees are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss.
In order to facilitate the smooth transition of property management services following the consummation of the ARCT III Merger, the Company, the OP and the Sponsor agreed that the Property Management and Leasing Agreement will be extended for a 60 day period following the consummation of the ARCT III Merger for which the Company paid the Sponsor $2.3 million. These fees were recorded in merger and transaction related in the consolidated statements of operations and comprehensive loss.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table details amounts incurred by the Company or ARCT III and contractually due to the Sponsor, ARCT III Advisor or the Manager and forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2013		2012		2013		2012		June 30, 2013	December 31, 2012
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees (1)	$510	$—	$3,138	$—	$3,104	$—	$5,183	$—	$—	$364
Financing fees and related cost reimbursements	—	—	601	—	7,500	—	1,259	—	—	—
Other expense reimbursements	6,545	—	2,396	—	8,317	—	3,913	—	—	18
On-going fees:
Base management fees (2)	2,000	2,000	966	966	4,654	2,370	1,447	1,235	—	—
Transfer agent fees	77	—	—	—	190	—	—	—	23	—
Property management and leasing fees (2)	—	—	148	148	799	799	211	211	—	—
Total operational fees and reimbursements	$9,132	$2,000	$7,249	$1,114	$24,564	$3,169	$12,013	$1,446	$23	$382
_______________________________________________
(1) In conjunction with the ARCT III Merger, the payment of acquisition fees was terminated, however for properties that were in ARCP's or ARCT III's pipeline at the ARCT III Merger date, the fees were paid as the Manager had sourced and negotiated the purchase price prior to the ARCT III Merger.
(2) Amounts incurred and paid were recognized in merger and other transaction related costs during the six months ended June 30, 2013.
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
The following table details general and administrative expenses absorbed by the Sponsor and the ARCT III Advisor and paid to the Company or ARCT III during the three and six months ended June 30, 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Receivable as of
	2013	2012	2013	2012	June 30, 2013	December 31, 2012
General and administrative expenses absorbed	$—	$80	$—	$164	$—	$—
Fees Paid in Connection with the ARCT III Merger
ARCT III entered into an agreement with an affiliate, ARC Advisory Services, LLC, to provide legal support services up to the date that ARCT III entered into the ARCT III Merger Agreement and until the ARCT III Merger was consummated for $0.5 million. This amount was fully accrued as of December 31, 2012 and was paid in February 2013 in conjunction with the consummation of the ARCT III Merger.
ARCT III entered into an agreement with an affiliate, ARC Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year for $0.2 million pursuant to this contract. This amount was fully accrued as of December 31, 2012 and was paid in February 2013 in conjunction with the consummation of the ARCT III Merger.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

ARCT III entered into an agreement with affiliates RCS and ARC Advisory Services, LLC, to provide financial advisory and information agent services related to the proxy solicitation seeking approval of the ARCT III Merger by ARCT III's stockholders for $0.6 million. Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT III Merger. The company recorded $0.5 million for the six months ended June 30, 2013 in addition to the $0.1 million that was accrued in the prior year and paid the full $0.6 million in conjunction with the consummation of the ARCT III Merger.
The Company entered into an Asset Purchase and Sale Agreement with the Sponsor pursuant to which, concurrently with the closing of the ARCT III Merger and in connection with the internalization by the Company of certain property level management and accounting activities, the Sponsor sold to the OP certain furniture, fixtures, equipment and other assets used by the Sponsor in connection with managing the property level business and operations and accounting functions of the Company and the OP, and included at the cost of such assets, for an aggregate price of $5.8 million, which includes the reimbursement of certain costs and expenses incurred by the Sponsor in connection with the ARCT III Merger.
On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”) with the ARCT III OP and American Realty Capital III Special Limited Partnership, LLC, the holder of the special limited partner interest in the ARCT III OP (the “Special Limited Partner”). The Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” as a result of which the Special Limited Partner, in connection with management's successful attainment of the 6.0% performance hurdle and the return to ARCT III's stockholders of approximately $557.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT III OP equal to approximately $98.4 million. Pursuant to the Contribution and Exchange Agreement, the Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted to 7.3 million OP Units after application of the ARCT III Exchange Ratio. In conjunction with the ARCT III Merger Agreement, the Special Limited Partner agreed to a minimum one year holding period for these OP units before converting them to shares of Company common stock.
Fees paid in connection with the ARCT III Merger were recorded in merger and transaction related in the consolidated statements of operations and comprehensive loss. Additionally, the Company acquired fixed assets with a carryover basis of $1.0 million from the Advisor; the consideration paid to the Advisor in excess of the carryover basis was $3.0 million.
Investment by Affiliate
In connection with the ARCT III Merger, the Special Limited Partner invested $0.8 million in exchange for 56,797 OP Units after the effect of the ARCT III Exchange Ratio.
Investment in Affiliate
During the three months ended June 30, 2013, the Company invested $10.0 million in an affiliated real estate fund, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITS. The fair value of the investment at June 30, 2013 was $9.9 million.
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
As a result of these relationships, the Company is dependent upon the Manager, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by the Manager and its affiliates. The Company may from time to time engage the Manager for legal, information technology or other support services for which it will pay a fee.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 16 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, expect for shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss from continuing operations attributable to stockholders	$(51,713)	$(6,918)	$(189,686)	$(11,624)
Less: dividends declared on preferred shares	(158)	(70)	(315)	(70)
Net loss from continuing operations attributable to common stockholders	(51,871)	(6,988)	(190,001)	(11,694)
Net income (loss) from discontinued operations attributable to common stockholders	34	(152)	73	(474)
Net loss attributable to common stockholders	$(51,837)	$(7,140)	$(189,928)	$(12,168)

Weighted average common shares outstanding (1)	162,368,538	68,312,582	157,904,082	45,961,046
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.32)	$(0.10)	$(1.20)	$(0.25)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$—	$—	$—	$(0.01)
Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(0.10)	$(1.20)	$(0.26)
_______________________________________________
(1) Weighted average shares for the six months ended June 30, 2013 are adjusted on a pro forma basis as if the purchase of 27.7 million shares of ARCT III common stock for cash, purchased in conjunction with the ARCT III Merger, had been completed at the beginning of the period. Weighted average shares for the six months ended June 30, 2013, excluding this pro forma adjustment, were 166,694,122 and net loss per share was $1.14 per share, basic and diluted.
As of June 30, 2013, the Company had 9,051,661 OP Units outstanding, which are convertible to an equal number of shares of the Company's common stock, 343,000 shares of unvested restricted stock outstanding, 545,454 shares of the Company's Series A Convertible Preferred Stock outstanding, 283,018 shares of the Company's Series B Convertible Preferred Stock outstanding, and 28,398,213 shares of the Company's Series C Convertible Preferred Stock outstanding, which were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.
Note 17 — Discontinued Operations and Properties Held for Sale
The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and operating results for those properties as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. In the normal course of business, changes in the market or changes in credit risk of certain tenants, among other factors, may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of June 30, 2013 and December 31, 2012, the Company held two properties (one vacant and one occupied) and one vacant property, respectively, classified as held for sale on the accompanying respective consolidated balance sheets. The occupied property classified as held for sale generated approximately $0.5 million of cash flow from rental income for the twelve months ended June 30, 2013.
Disposition of Asset Held for Sale
On March 5, 2013, the Company executed a purchase and sale agreement to sell a Citizens Bank branch in Worth, IL classified as held for sale as of June 30, 2013. The sale price of the asset is $0.7 million in cash, which approximates the carrying value of the property.
On July 17, 2013, the Company executed a letter of intent to sell a Shaw's Supermarket in Plymouth, MA classified as held for sale as of June 30, 2013. The sale price of the asset is $6.3 million in cash, which is $0.9 million greater than the carrying value of the property.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:
Convertible Senior Note Offering
On July 29, 2013, the Company issued $300.0 million of 3.00% Convertible Senior Notes (“Notes”) due 2018 in an underwritten public offering. The Notes will mature on August 1, 2018. The Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018. Additionally, the underwriters were granted a 30-day option to purchase up to an additional $30.0 million of Notes to cover over allotments. The over-allotment was exercised in part and the Company issued an additional $10.0 million of Notes pursuant to such over-allotment option on August 1, 2013. The Company intends to use the net proceeds of the offering (a) to repay outstanding indebtedness under its existing senior secured revolving credit facility (which will increase the availability of funds under such credit facility) and (b) for other general corporate purposes which includes investing in properties in accordance with its investment objectives.
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from July 1, 2013 to August 2, 2013 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – June 30, 2013 (2)	1,181	19,404,596	$2,939,004
Acquisitions	26	218,590	25,317
Total portfolio – August 2, 2013 (2)	1,207	19,623,186	$2,964,321
____________________________
(1)Contract purchase price, excluding acquisition and transaction related costs.

(2)	Total portfolio excludes one vacant property contributed in September 2011 which was classified as held for sale at June 30, 2013.

Pending Portfolio Acquisitions
The Company has entered into various definitive agreements for portfolio purchases, one of which is to acquire 121 properties for an aggregate purchase price of approximately $604.1 million, exclusive of closing costs. The portfolio is entirely free standing single tenant net leased properties aggregating 6.2 million square feet, 100% leased to 16 tenants, 35.4% of which are investment grade rated, with average remaining lease terms of 13.8 years . The properties are geographically diverse, located in 30 states.

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Manager, the affiliated dealer manager of our initial public offering (our “IPO”), Realty Capital Securities, LLC (“RCS” or the “affiliated Dealer Manager”) and other American Realty Capital-affiliated entities. As a result, our executive officers, our Manager and its affiliates face conflicts of interest, including significant conflicts created by our Manager's compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•
We may not be able to realize fully, or at all, the anticipated benefits of the ARCT III Merger, which was consummated on February 28, 2013, and may encounter substantial difficulties and expenses in integrating ARCT III's properties and systems into our operations and systems, resulting in disruption to our ongoing business and the business of the combined company;

•	We may not be able to consummate the CapLease Merger, or the ARCT IV Merger;

•
We may be unable to integrate into our existing portfolio the portfolio of 447 properties we purchased from certain affiliates of GE Capital Corp., or the GE Capital Portfolio, on June 27, 2013, which could negatively impact our future business and financial results;

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
Overview
We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Capital Market under the symbol “ARCP” on September 7, 2011. On February 28, 2013, our common stock was transferred to the NASDAQ Global Select Market (“NASDAQ”).
We acquire, own and operate single-tenant, freestanding commercial real estate properties. We have acquired a combination of long-term and medium-term leases and intend to continue to acquire properties with approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of approximately 10 to 12 years. We consider properties that are leased on a “medium-term” basis to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. We expect this investment strategy to develop growth potential from below market leases. Additionally, we own a portfolio that uniquely combines properties with stable income from high credit quality tenants, and properties that have substantial future growth potential.
We advanced our investment objectives by growing our net lease portfolio through key mergers and acquisitions. On February 28, 2013, we merged with American Realty Capital Trust III, Inc. (“ARCT III”). On May 28, 2013, we entered into an agreement and plan of merger with CapLease. On June 27, 2013, we closed the acquisition of 447 properties from certain affiliates of GE Capital Corp. Additionally, on July 1, 2013, we entered into an agreement and plan of merger with American Realty Capital Trust IV, Inc. (“ARCT IV”).
Substantially all of our business is conducted through our ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 95.3% of the equity interest in the OP as of June 30, 2013. Certain affiliates of ours and certain unaffiliated investors are limited partners and owners of 4.3% and 0.4%, respectively, of the equity interest in our OP. After holding units of limited partner interests in our OP for a period of one year, holders of OP Units have the right to convert limited partner interest in the OP (“OP Units”) for the cash value of a corresponding number of shares of our common stock or, at the option of our OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of our OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of our OP’s assets.

We have retained the Manager to manage our affairs on a day to day basis and, as a result, we are generally externally managed. Prior to the ARCT III Merger (as defined below), we had no employees. In connection with the ARCT III Merger, we internalized certain functions performed for us by the Sponsor and its affiliates prior to the ARCT III Merger, including selected acquisition, accounting and portfolio management services and, as a result, we currently employ eight individuals performing such functions. ARCT III was previously externally managed by American Realty Capital Advisors III, LLC (the “ARCT III Advisor”). These affiliated parties, including the Manager, the Sponsor, RS Capital Corporation and RCS, which performed services for us and ARCT III, have received compensation, fees and expense reimbursements, and will continue to receive compensation, fees and expense reimbursements for providing on-going investment oversight and management services to us.
As of June 30, 2013, excluding one vacant property classified as held for sale, we owned 1,181 properties consisting of 19.4 million square feet, 100% leased with a weighted average remaining lease term of 9.9 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of June 30, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 69.3% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.
Completed Mergers and Major Acquisitions
American Realty Capital Trust III Merger
On December 14, 2012, we entered into an Agreement and Plan of Merger with ARCT III (the “ARCT III Merger Agreement”) and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III (the "ARCT Merger") with and into a subsidiary of ours. The ARCT III Merger was consummated on February 28, 2013.
Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III was converted into the right to receive (i) 0.95 of a share of our common stock, or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III OP was converted into the right to receive 0.95 of the same class of unit of equity ownership in our OP.
Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III's common stock were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of our common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III's common stock were converted to shares of our common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of our common stock outstanding after the exchange.
Upon the consummation of the ARCT III Merger, American Realty Capital III Special Limited Partnership, LLC, the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the Exchange Ratio, resulted in the issuance of an additional 7.3 million OP Units. The parties have agreed that such OP Units will be subject to a minimum one-year holding period before being exchangeable into our common stock.
Upon consummation of the ARCT III Merger, the vesting of the shares of our outstanding restricted stock and ARCT III's outstanding restricted stock was accelerated.
In connection with the ARCT III Merger, we also had entered into an agreement with the Sponsor and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, at no cost to us, including selected acquisition, accounting and portfolio management services. In connection with the Internalization, (i) we and our Sponsor terminated the acquisition and capital services agreement dated September 6, 2011, between the two parties, which eliminated acquisition and financing fees payable by us and (ii) the Manager reduced asset management fees from an annualized 0.50% of the unadjusted book value of all of our assets to 0.50% for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. In addition, we paid $4.1 million for certain furniture, fixtures, equipment, and $1.7 million for other assets and certain costs associated with the ARCT III Merger. We and our Advisor are considered entities under common control, as such, the assets acquired from our Advisor were recorded by us on a carryover basis.

Accounting Treatment of the ARCT III Merger
We and ARCT III were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties had significant ownership interests in us and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge significant fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge us fees. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the Merger date.
Credit Facility
We and the OP are parties to a credit agreement, dated February 14, 2013, for a senior corporate credit facility (as amended, supplemented or otherwise modified from time to time, the (“Credit Facility”), with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. We and the OP succeeded to the Credit Facility upon the consummation of the ARCT III Merger.
Additionally, upon consummation of the ARCT III Merger, two senior secured revolving credit facilities of up to $150.0 million were paid in full and terminated.
See Note 5 — Credit Facility in the consolidated financial statements for further description of the Credit Facility and repayments and terminations of facilities upon the consummation of the ARCT III Merger.
GE Capital Portfolio Acquisition
On June 27, 2013, we, through our operating partnership, acquired the equity interests in the entities that own a real estate portfolio comprised of 447 properties, which include three other revenue generating assets (the “GE Capital Portfolio”) for consideration of $774.0 million exclusive of closing costs. The 447 properties are subject to 400 property operating leases, which will be accounted for on the straight-line rent basis of accounting and 47 direct financing leases, which are accounted for as a receivable at a discount to the remaining lease payments and estimated residual values of the related properties. Income on these leases is recorded on using the effective interest method. In addition, we have recorded the fair value of the expected residual value of the property for property under direct financing leases, which will be periodically reevaluated.
Pending Mergers
CapLease, Inc. Merger
On May 28, 2013, we entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of ours (the “CapLease Merger”).
Pursuant to the terms and subject to the conditions set forth in the CapLease Merger Agreement, at the effective time of the CapLease Merger each outstanding share of common stock of CapLease, other than shares owned by ARCP, CapLease or any of their respective wholly owned subsidiaries, will be converted into the right to receive $8.50 in cash without interest. Each outstanding share of preferred stock of CapLease, other than shares owned by ARCP, CapLease or any of their respective wholly owned subsidiaries, will be converted into the right to receive an amount in cash, without interest, equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the CapLease Partnership Merger, each outstanding unit of equity ownership of the CapLease's operating partnership other than units owned by CapLease or any wholly owned subsidiary of CapLease will be converted into the right to receive $8.50 in cash, without interest.
Upon consummation of the CapLease Merger, the vesting of the shares of the CapLease's outstanding restricted stock will be accelerated and become fully vested, and restricted stock and any outstanding performance shares will be fully earned and have the right to receive $8.50 per share.
The CapLease Merger is expected to close in the third or fourth quarter of 2013. However, as of the date of this report, the consummation of the CapLease Merger has not yet occurred and, although we believe that the completion of the CapLease Merger is probable, the closing of the CapLease Merger is subject to a vote by the CapLease common stockholders and other customary conditions, and therefore there can be no assurance that the CapLease Merger will be consummated. Accordingly, we cannot assure that the CapLease Merger will be completed based on the terms of the CapLease Merger Agreement or at all.

American Realty Capital Trust IV Merger
On July 1, 2013, we entered into an Agreement and Plan of Merger (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the Company (the “ARCT IV Merger”).
Pursuant to the terms and subject to the conditions set forth in the ARCT IV Merger Agreement, at the effective time of the ARCT IV Merger each outstanding share of common stock of ARCT IV will be converted into the right to receive (i) $30.00 in cash, but in no event will the aggregate consideration paid in cash be paid on more than 25% of the shares of ARCT IV's issued and outstanding as of immediately prior to the closing of the ARCT IV Merger or, in our discretion, (ii) either (A) a number of shares of the ARCP common stock equal to the Exchange Ratio (as defined below) or (B) only if the Market Price (as defined below) is less than $14.94, 2.05 shares of the ARCP common stock and an amount in cash equal to the product obtained by multiplying the excess of the Exchange Ratio over 2.05 by the Market Price. “ARCT IV Exchange Ratio” means (1) if the volume weighted average closing sale price of a share of the ARCP common stock over the five (5) consecutive trading days on the NASDAQ Global Select Market ending on the trading day immediately prior to the closing date of the ARCT IV Merger, as reported in The Wall Street Journal (the “Market Price”), is equal to or greater than $14.94, then 2.05, and (2) if the Market Price is less than $14.94, then the quotient (rounded to the nearest one-hundredth) obtained by dividing $30.62 by the Market Price. If the aggregate elections for payment in cash exceed 25% of the number of shares of ARCT IV's common stock issued and outstanding as of immediately prior to the closing of the ARCT IV Merger, then the amount of cash consideration paid on cash elections will be reduced on a pro rata basis with the remaining consideration paid in ARCP common stock and cash, if applicable. In addition, each outstanding unit of equity ownership of the ARCT IV will be converted into the right to receive a number of OP Units equal to the ARCT IV Exchange Ratio. In addition, on the date of the ARCT IV Merger, all outstanding restricted common stock of ARCT IV date will become fully vested and exchanged for shares of ARCT common stock based on the exchange ratio above.
In connection with the ARCT IV Merger ARCT IV's external advisor has agreed to waive a portion of the real estate commissions contractually due and will collect property disposition fees upon the sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. ARCT IV's external advisor will be entitled to a reduced real estate commission of $8.4 million.
We have entered into an agreement to purchase certain assets of ARCT IV's external advisor and reimburse the external advisor for certain expenses related to the ARCT IV Merger totaling $5.8 million.
ARCT IV's external advisor will be entitled to subordinated distributions of net sales proceeds in an amount estimated to be equal to approximately $65.2 million, assuming an implied price of ARCT IV's common stock of $30.47 per share in the ARCT IV Merger (which assumes that 75% of the ARCT IV's common stock is exchanged for shares of ARCP common stock, based on a per share price of $30.62 (representing the floor for stock consideration) and 25% of the ARCT IV's common stock is exchanged for cash). Such subordinated distributions of net sales proceeds will be payable in the form of equity units of ARCT IV that will automatically convert into our OP Units upon consummation of the ARCT IV Merger and will be subject to a minimum one-year holding period before being exchangeable into ARCP common stock. The actual amount of consideration to be paid for subordinated distributions, net of sales proceeds, will be based, in part, on the market price of ARCP's common stock on the date of the ARCT IV Merger and will not be known until the ARCT IV Merger date.
Accounting Treatment of the ARCT IV Merger
We and ARCT IV, are considered to be entities under common control. Both entities' advisors are wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have ownership interests in us and have ownership of ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities are contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge fees to us. Due to the significance of these fees, the advisors and ultimately the Sponsor are determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires that we present historical financial information as if the entities were combined for each period presented once the ARCT IV Merger is consummated.
The ARCT IV Merger is expected to close in the third or fourth quarter of 2013. However, as of the date of this report, the consummation of the ARCT IV Merger has not yet occurred and, although we believe that the completion of the ARCT IV Merger is probable, the closing of the ARCT IV Merger is subject to a vote by both of the company's common stockholders and other customary conditions, and therefore there can be no assurance that the ARCT IV Merger will be consummated. Accordingly, we cannot assure that the ARCT IV Merger will be completed based on the terms of the ARCT IV Merger Agreement or at all.

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
We continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of June 30, 2013 and December 31, 2012, we determined that there was no allowance for uncollectible accounts necessary.
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
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

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
The aggregate value of intangible assets related to customer relationships is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
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

Results of Operations
Our portfolio of real estate investments (excluding one vacant property), which were all 100% leased, is comprised of the following 1,181 properties as of June 30, 2013 (dollar amounts in thousands):

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)(6)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)	Annualized Rental Income/NOI per Square Foot
Portfolio as of December 31, 2012	653	15,421,465	11.4	$1,798,435	7.97%	$143,397	$9.30
Acquisitions for the three months ended March 31, 2013:
Academy Sports	1	62,033	16.9	7,785	7.81%	608	9.80
Advance Auto	6	41,695	8.1	6,003	7.73%	464	11.13
AMCOR	1	221,035	10.3	17,540	8.44%	1,480	6.70
Ameriprise	1	145,003	11.8	17,233	7.36%	1,269	8.75
BJ's Warehouse	1	108,532	10.6	10,772	8.20%	883	8.14
Bojangles	1	3,792	13.3	1,951	6.87%	134	35.34
Citizens Bank	1	3,478	9.3	1,134	7.41%	84	24.15
CVS	5	54,767	7.0	13,726	8.76%	1,202	21.95
DaVita Dialysis	1	4,275	15.0	1,553	8.89%	138	32.28
Dollar General	6	54,651	15.0	6,684	7.72%	516	9.44
Family Dollar	4	34,680	9.1	4,415	9.04%	399	11.51
FedEx	3	82,633	7.9	12,746	8.53%	1,087	13.15
Fresenius	2	19,100	5.8	2,670	9.89%	264	13.82
Kaiser Foundation	1	100,352	9.9	62,501	6.77%	4,233	42.18
Kohl's	1	88,408	10.8	12,441	6.90%	858	9.71
Kum & Go	1	4,958	20.0	2,901	7.82%	227	45.78
Mattress Firm	1	3,971	10.8	1,872	8.44%	158	39.79
Pilot Flying	1	17,480	5.7	10,350	9.37%	970	55.49
Qdoba	2	5,000	10.0	2,454	8.52%	209	41.80
TD Bank	1	143,030	11.8	31,000	8.87%	2,750	19.23
Walgreens	7	100,869	11.4	34,565	7.64%	2,640	26.17
Total acquisitions for the three months ended March 31, 2013	48	1,299,742	10.6	262,296	7.84%	20,573	15.83
Acquisitions for the three months ended June 30, 2013:
3432, LLC	1	4,283	14.2	949	9.38%	89	20.78
ADF Companies Group	1	2,626	2.0	911	7.24%	66	25.13
Advance Auto	9	61,536	7.0	9,845	8.15%	802	13.03
Advanced Dental Implant and Denture Center, LLC	1	2,775	11.0	342	11.70%	40	14.41
AFC Enterprises	1	1,564	0.7	481	6.24%	30	19.18
Ale House Management	3	18,807	4.8	12,790	4.97%	636	33.82
AM-PM Enterprises III, Inc.	1	3,530	19.1	593	7.08%	42	11.90
Ann Ching Chen	1	6,948	1.3	792	11.62%	92	13.24
Arbed Tosa 100	1	5,712	11.9	1,585	10.85%	172	30.11
Arby's Restaurant Group, Inc.	35	104,229	5.1	51,614	7.27%	3,753	36.01
Auto Zone	1	6,782	15.5	2,000	7.60%	152	22.41
Baxters Steakhouse	1	5,186	3.0	419	10.02%	42	8.10
Bee Mac Enterprises	2	4,232	4.6	2,188	6.86%	150	35.44
Bighorn Associates	1	3,600	3.5	1,211	9.99%	121	33.61
Black Angus Steakhouse, LLC	1	6,552	5.9	3,434	8.59%	295	45.02
Bloomin Apple	1	4,234	5.5	2,815	7.10%	200	47.24
Boston Market Corporation	4	13,713	5.4	6,418	5.75%	369	26.91
Brinker International	2	10,640	3.5	5,178	7.49%	388	36.47
Bruegger's Enterprises	2	5,265	6.0	1,418	7.97%	113	21.46

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)(6)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)	Annualized Rental Income/NOI per Square Foot
Buca	2	14,885	5.0	3,307	11.61%	384	25.80
Bullard Restaurants	1	2,693	4.4	1,715	6.30%	108	40.10
Bullitt Ventures, Inc.	1	5,325	10.2	1,023	8.31%	85	15.96
Burger King	1	2,800	11.2	997	8.53%	85	30.36
Burgerbusters, LLC	6	12,903	5.7	9,563	6.04%	578	44.80
Caribou Coffee	1	1,625	1.9	1,186	7.67%	91	56.00
Carlos O'Kelly's	9	47,349	4.5	16,213	8.64%	1,401	29.59
Carrols	18	61,000	7.6	32,878	6.03%	1,982	32.49
Charlestons	1	6,874	1.7	3,448	3.54%	122	17.75
Checkers Drive-In Restaurants	12	9,540	12.0	19,033	5.98%	1,139	119.39
Cherryden	1	7,213	6.7	3,081	7.24%	223	30.92
Chi-Co., Inc.	1	2,751	4.5	965	7.67%	74	26.90
Citizens Bank	2	7,800	9.5	2,960	8.75%	259	33.21
CKE Restaurants	7	24,841	6.9	8,672	6.55%	568	22.87
Corral Group	1	2,968	8.0	985	6.40%	63	21.23
CVS	1	10,880	11.6	3,797	7.24%	275	25.28
Darrin Cobb	1	5,180	8.4	852	8.10%	69	13.32
Davco Restaurants	1	3,471	12.5	1,843	7.22%	133	38.32
Den Columbia	1	2,730	3.6	1,736	7.72%	134	49.08
Denny's Corporation	7	30,193	3.6	9,826	7.08%	696	23.05
Den-Tex Centra	4	21,098	6.9	6,441	7.84%	505	23.94
DineEquity Inc.	38	183,400	6.6	75,816	7.12%	5,397	29.43
Dunkin' Brands	1	2,880	11.2	1,185	7.76%	92	31.94
Dynamic Management LLC	1	3,263	5.2	784	7.78%	61	18.69
Einstein/Noah Bagel	1	3,875	8.8	1,016	7.58%	77	19.87
Enterprises, LLC	1	2,759	9.7	174	25.86%	45	16.31
Fal Co L.L.C	3	6,240	9.2	562	8.36%	47	7.53
Family Dollar	5	45,860	7.9	6,805	9.46%	644	14.04
FedEx	1	17,517	4.6	1,388	9.15%	127	7.25
Frandeli Group	11	237,898	3.6	21,257	6.91%	1,469	6.17
Fresenius	4	39,321	11.8	8,283	8.04%	666	16.94
Fresh Creations, LLC	2	11,315	9.9	1,835	12.64%	232	20.50
Garden Fresh Restaurant	1	7,411	10.8	2,652	6.79%	180	24.29
GBM, LLC	2	5,700	6.1	1,781	6.68%	119	20.88
GDK Development	1	3,682	3.3	1,387	4.04%	56	15.21
Geko	1	5,012	16.8	1,212	8.83%	107	21.35
Georgetowne Affiliates	1	3,102	7.1	1,149	5.92%	68	21.92
Globamax Restaurants	1	3,600	13.4	785	9.04%	71	19.72
GMRI, Inc.	2	12,190	2.8	5,199	7.35%	382	31.34
Golden Corral	18	175,150	1.6	52,152	6.12%	3,191	18.22
Grandys	5	20,584	3.5	3,473	9.07%	315	15.30
H & K Partners	1	2,000	13.9	1,353	7.32%	99	49.50
HB Boys	1	2,437	23.9	1,426	7.64%	109	44.73
Heartland	2	6,139	2.8	3,656	7.74%	283	46.10
Hometown Folks	2	6,252	19.2	4,995	4.08%	204	32.63
Houlihan's Restaurant Group	1	10,089	3.9	3,215	8.49%	273	27.06
Hy-Vee	1	40,461	10.5	4,721	6.91%	326	8.06
Interfoods of America	3	6,440	4.7	2,960	7.84%	232	36.02
J.C. Corral, Inc.	1	9,952	6.1	2,962	5.47%	162	16.28
Jack In The Box, Inc.	45	120,417	3.6	89,622	5.80%	5,202	43.20

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)(6)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)	Annualized Rental Income/NOI per Square Foot
JCS Holdings, Inc.	3	16,718	6.1	6,637	7.55%	501	29.97
John C. Brown	1	6,002	—	445	9.44%	42	7.00
Ker Management Services, LLC	2	14,105	9.3	2,429	9.72%	236	16.73
Key Bank	1	3,575	9.51	1,307	7.50%	98	27.41
K-MAC Holdings Corp	1	2,121	1.1	1,729	6.65%	115	54.22
Koning Restaurants International	2	5,860	7.3	1,636	6.48%	106	18.09
Krystal	4	8,926	4.9	5,823	7.37%	429	48.06
Leeann Chin	3	9,051	7.9	3,570	7.37%	263	29.06
Little General Store, Inc.	1	1,940	9.4	1,470	3.33%	49	25.26
Logan's Roadhouse	6	48,406	13.4	31,922	5.70%	1,821	37.62
Meritage Group	1	2,606	2.7	1,636	6.48%	106	40.68
Metro Corral Partners	1	12,260	10.9	5,371	7.32%	393	32.06
Michael Callahan	1	3,206	1.2	1,376	6.10%	84	26.20
Michigan Mult-King	1	2,036	2.8	991	8.88%	88	43.22
Midwest BBQ Ventures, LLC	1	5,803	—	1,167	17.31%	202	34.81
Mountain Range Restaurants	1	5,985	6.6	1,425	6.39%	91	15.20
MrEats Corral, LLC	1	9,952	0.8	4,421	5.00%	221	22.21
NBI Food Services	1	2,900	11.9	1,693	5.73%	97	33.45
NEA-BBQ, LLC	3	16,920	4.9	5,368	7.75%	416	24.59
North Country Management	1	3,400	5.5	1,302	5.30%	69	20.29
Ohio Valley Bistros	1	8,242	5.0	4,788	6.95%	333	40.40
Ok Apple, Inc.	1	4,761	11.0	3,034	7.35%	223	46.84
Pacific Bells	3	6,594	10.7	5,541	7.65%	424	64.30
Pennant Foods Corp.	10	29,417	4.6	13,043	7.11%	928	31.55
Platinum Corral, LLC	2	22,382	2.1	6,538	6.59%	431	19.26
Prometheus Partners	11	27,601	8.4	18,470	7.27%	1,342	48.62
Quality Dining	4	19,573	6.6	4,880	7.64%	373	19.06
Razzoos	1	6,607	2.7	2,490	8.07%	201	30.42
Real Mex Restaurants	2	15,563	9.5	5,754	7.25%	417	26.79
Restaurant Management Co.	6	14,536	3.2	3,897	7.36%	287	19.74
Roger K Osborne	1	2,850	7.1	1,726	5.50%	95	33.33
Royal Capital	5	27,418	9.6	6,374	10.46%	667	24.33
Rubio's Restaurants	1	2,379	1.2	1,241	9.67%	120	50.44
Ruby Tuesday, Inc.	6	30,851	5.6	11,385	7.37%	839	27.20
Run Restaurants	1	6,356	11.7	2,097	7.77%	163	25.65
Saulat Enterprises	10	36,844	6.0	6,595	6.82%	450	12.21
Shoney's	6	31,939	9.6	4,403	8.52%	375	11.74
Shoot the Moon	1	5,208	3.5	1,291	9.91%	128	24.58
Shorest, LLC	5	26,512	10.2	4,383	10.47%	459	17.31
Sonfish	2	6,737	10.4	1,543	13.22%	204	30.28
Southeast New Mexico Foods	2	4,346	19.2	1,885	6.47%	122	28.07
Southern Boys Restaurant Group	2	10,283	2.3	2,058	8.31%	171	16.63
Southern Rock Restaurants, LLC	1	3,389	4.6	1,126	5.86%	66	19.47
Southern Star Management Group	1	2,763	5.3	737	8.14%	60	21.72
Subhash Gupta	1	2,591	3.8	1,339	4.93%	66	25.47
Subway Restaurants	1	2,485	9.4	556	6.29%	35	14.08
Tacala	2	4,220	5.8	3,400	5.85%	199	47.16
Talbots	1	313,000	19.9	37,500	10.14%	3,803	12.15
Tally Ho Partners	1	2,608	6.9	1,716	3.55%	61	23.39
TCF National Bank	1	5,654	17.1	1,414	7.28%	103	18.22

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)(6)	Base Purchase Price (2)	Capitalization Rate (3)	Annualized Rental Income/NOI (4)	Annualized Rental Income/NOI per Square Foot
Texas Roadhouse, Inc.	9	59,852	2.5	24,118	6.78%	1,635	27.32
The Bailey Company	1	3,477	3.2	1,784	7.34%	131	37.68
Top Line Restaurants	1	7,025	16.4	1,641	7.62%	125	17.79
Tractor Supply	1	19,080	14.3	2,078	8.33%	173	9.07
Tripoli	1	4,558	2.7	2,597	6.31%	164	35.98
Twin Dragon LLC	1	6,400	3.5	1,126	9.41%	106	16.56
United States Beef	5	14,725	5.4	4,748	6.72%	319	21.66
Valenti Management	1	2,535	8.3	1,745	8.48%	148	58.38
Vitamin Shoppe	1	3,500	9.4	2,100	7.90%	166	47.43
Vsgh Partners	2	4,802	0.5	1,344	4.69%	63	13.12
Walgreens	5	71,820	12.5	21,517	7.91%	1,702	23.70
Wendab Associates	4	11,831	12.7	7,336	8.15%	598	50.55
Wendy's Company	1	3,199	8.5	1,789	6.04%	108	33.76
Woodland Group	9	43,623	5.2	17,751	7.39%	1,311	30.05
Yum! Brands	1	2,900	6.8	2,124	5.27%	112	38.62
Z & H Foods, Inc.	3	5,295	1.6	1,943	7.05%	137	25.87
Zee&Son, LLC	1	2,007	19.2	301	8.97%	27	13.45
Total acquisitions for the three months ended June 30, 2013	480	2,683,389	7.3	878,273	7.10%	62,359	23.24
Total acquisitions for the six months ended June 30, 2013	528	3,983,131	8.1	1,140,569	7.27%	82,932	20.82
Portfolio as of June 30, 2013(5)	1,181	19,404,596	9.9	$2,939,004	7.70%	$226,329	$11.66
______________________________________________
(1) Remaining lease term as of June 30, 2013, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is a weighted-average of the remaining lease term of the total portfolio.
(2) Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other closing costs on property.
(3) Annualized rental income or annualized net operating income (“NOI”) on a straight-line basis, divided by base purchase price. Total capitalization rate is an average of the capitalization rate of the total portfolio.
(4) Annualized rental income/NOI for net leases is rental income on a straight-line basis as of June 30, 2013, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties NOI is rental income on a straight-line basis as of June 30, 2013, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses. 47 properties are subject to direct financing leases and therefore for accounting purposes, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amount reflected is the annualized cash rents on these properties.
(5) Total portfolio excludes one vacant property contributed in September 2011, which is classified as held for sale as of June 30, 2013.
Comparison of the Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Rental Income
Rental income increased $31.8 million to $43.1 million for the three months ended June 30, 2013 compared to $11.3 million for the three months ended June 30, 2012. Rental income was driven by our acquisition of 882 properties subsequent to June 30, 2012 for an aggregate purchase price of $2.2 billion. The annualized rental income per square foot of the properties at June 30, 2013 was $11.66 with a weighted average remaining lease term of 9.9 years.
Our properties are primarily leased from 5 to 25 years to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods, with the exception of one and two vacant properties classified as held for sale at June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013 and 2012, we experienced no property vacancies, tenant turnover, lease renegotiation or significant capital expenditures. Cash same store rents on the 183 properties held for the full period in both of the three months ended June 30, 2013 and 2012 increased $0.1 million, or 0.7%, to $8.2 million compared to $8.1 million for the three months ended June 30, 2013 and 2012, respectively. Annualized average rental income per square foot was $3.07 at June 30, 2013 compared to $3.04 at June 30, 2012.

Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $1.7 million to $1.8 million for the three months ended June 30, 2013 compared to $0.1 million for the three months ended June 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 882 properties since June 30, 2012.
Acquisition Related Costs
Acquisition related costs increased by approximately $7.3 million to $15.1 million for the three months ended June 30, 2013 compared to $7.8 million for the three months ended June 30, 2012. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the increase in acquisition related costs was primarily a result of real estate investments with a purchase price of $878.5 million in the three months ended June 30, 2013 compared to $307.6 million in the three months ended June 30, 2012. Increases primarily related to the acquisition of the 447 property GE Capital Portfolio.
Merger and Other Transaction Related Costs
During the three months ended June 30, 2013, costs related to the pending ARCT IV Merger, as well as other transaction costs were $4.7 million.
Property Expenses
Property expenses increased by approximately $2.2 million to $2.5 million for the three months ended June 30, 2013 compared to $0.3 million for the three months ended June 30, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases subsequent to June 30, 2012, and an increased number of properties for which the Company pays expenses, which are reimbursed by the tenant.
General and Administrative Expenses
General and administrative expenses increased by $0.6 million to $1.1 million for the three months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012. General and administrative expenses primarily included board member compensation, professional fees such as legal fees, accountant fees and financial printer services fees, and insurance expense.
Equity-Based Compensation Expenses
Equity-based compensation expenses increased by approximately $3.2 million to $3.5 million for the three months ended June 30, 2013 compared to $0.2 million for the three months ended June 30, 2012. Equity-based compensation expenses primarily included expense for the OPP, which was entered into upon consummation of the ARCT III Merger, as well as the amortization of restricted stock.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $20.8 million to $27.8 million for the three months ended June 30, 2013 compared to $7.0 million for the three months ended June 30, 2012. The increase in depreciation and amortization expense was driven by our acquisition of 882 properties since June 30, 2012 for an aggregate purchase price of $2.2 billion.
Asset Management and Incentive Fees to Affiliates
Prior to the consummation of the ARCT III Merger, we paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance. Subsequent to the consummation of the ARCT III Merger, we are contractually obligated to pay the Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. For the three months ended June 30, 2013 and 2012, the Manager waived base management fees earned of $2.0 million and $1.0 million, respectively.
We may be required to pay the Manager a quarterly incentive fee, equal to the difference between (1) the product of (a) 20% and (b) the excess our annualized core earnings (as defined in the management agreement with the Manager) over the product of (i) the weighted average number of shares multiplied by the weighted average issuance price per share of common stock (ii) 8% and (2) the sum of any incentive compensation paid to the manager with respect to the first three calendar quarters of the previous 12-month period. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No incentive fees were earned for the three months ended June 30, 2013 and 2012, respectively.

Interest Expense
Interest expense increased by approximately $8.5 million to $11.2 million for the three months ended June 30, 2013 compared to $2.7 million for the three months ended June 30, 2012. The increase in interest expense was due to increases in debt balances used to fund portfolio acquisitions, partially offset by a decrease in the average annualized interest rate on borrowings. The average debt balances for the three months ended June 30, 2013 and 2012 were $1.0 billion and $201.4 million, respectively. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended June 30, 2013 and 2012 was 3.48% and 4.19%, respectively.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Loss on Contingent Value Rights
Loss on contingent value rights was $31.1 million for the three months ended June 30, 2013. The loss pertains to the fair value of our obligation to pay certain holders of Common Stock CVR's and Preferred Stock CVR's for the difference between the value of our shares on certain measurement dates and the value of the shares at the time of issuance as set forth in the respective contingent value rights agreements. We did not have any contingent value rights obligations during the three months ended June 30, 2012.
Loss on Derivative Instruments
There was no gain or loss on the fair value of derivative instruments for the three months ended June 30, 2012, compared to a loss of $40,000 for the three months ended June 30, 2013 that resulted from marking our derivative instruments to fair value. The loss was primarily a result of a higher notional balance of derivatives held in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.
Gain (Loss) on Properties Held for Sale
Net loss from discontinued operations decreased by approximately $0.2 million to a gain of $0.04 million for the three months ended June 30, 2013 compared to $0.2 million for the three months ended June 30, 2012. As of the three months ended June 30, 2013 and 2012, we held two properties (one vacant and one occupied) and two vacant properties, respectively, classified as held for sale on the balance sheets and reported in discontinued operations on the statements of operations and comprehensive loss. The net losses from discontinued operations during the three months ended June 30, 2012 were primarily due to impairments on the held for sale properties representing the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs.
Comparison of the Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
Rental Income
Rental income increased $64.0 million to $81.4 million for the six months ended June 30, 2013 compared to $17.4 million for the six months ended June 30, 2012. Rental income was driven by our acquisition of 882 properties subsequent to June 30, 2012 for an aggregate purchase price of $2.2 billion. The annualized rental income per square foot of the properties at June 30, 2013 was $11.66 with a weighted average remaining lease term of 9.9 years.
Our properties are primarily leased from 5 to 25 years to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods, with the exception of one and two vacant properties classified as held for sale at June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, we experienced no property vacancies, tenant turnover, lease renegotiation or capital expenditures. Cash same store rents on the 129 properties held for the full period in each of the six months ended June 30, 2013 and 2012 increased $0.1 million, or 1.5%, to $8.7 million compared to $8.6 million for the six months ended June 30, 2013 and 2012, respectively. Annualized average rental income per square foot was $6.20 at June 30, 2013 compared to $6.11 at June 30, 2012.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $3.4 million to $3.7 million for the six months ended June 30, 2013 compared to $0.3 million for the six months ended June 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 882 properties since June 30, 2012.

Acquisition Related Costs
Acquisition related costs increased by approximately $8.1 million to $20.7 million for the six months ended June 30, 2013 compared to $12.6 million for the six months ended June 30, 2012. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the increase in acquisition related costs was primarily a result of real estate investments with a purchase price of $1.1 billion in the six months ended June 30, 2013 compared to $518.4 million in the six months ended June 30, 2012. In conjunction with the ARCT III Merger, it was agreed that our Manager would no longer charge acquisition fees.
Merger and Other Transaction Related Costs
During the six months ended June 30, 2013, costs related to the Merger with ARCT III, which was consummated in February 2013, costs related to the pending ARCT IV Merger, as well as other transaction costs were $142.4 million. Upon the consummation of the ARCT III Merger an affiliate of ARCT III received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the six months ended June 30, 2013, $98.4 million was recorded for this fee. We issued 7.3 million of OP Units to the affiliate as compensation for this fee. In addition, these costs consisted of professional fees, printing fees, proxy services and other costs associated with entering into and completing the ARCT III Merger.
Property Expenses
Property expenses increased by approximately $4.3 million to $4.9 million for the six months ended June 30, 2013 compared to $0.6 million for the six months ended June 30, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases subsequent to June 30, 2012, and an increased number of properties for which the Company pays expenses, which are reimbursed by the tenant.
General and Administrative Expenses
General and administrative expenses increased by $1.4 million to $2.4 million for the six months ended June 30, 2013 compared to $1.0 million for the six months ended June 30, 2012. General and administrative expenses primarily included board member compensation, professional fees such as legal fees, accountant fees and financial printer services fees, and insurance expense.
Equity-Based Compensation Expenses
Equity-based compensation expenses increased by approximately $4.0 million to $4.3 million for the six months ended June 30, 2013 compared to $0.3 million for the six months ended June 30, 2012. Equity-based compensation expenses primarily included expense for the OPP, which was entered into upon consummation of the ARCT III Merger, as well as the amortization of restricted stock.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $42.3 million to $52.8 million for the six months ended June 30, 2013 compared to $10.5 million for the six months ended June 30, 2012. The increase in depreciation and amortization expense was driven by our acquisition of 882 properties since June 30, 2012 for an aggregate purchase price of $2.2 billion.
Asset Management and Incentive Fees to Affiliates
Prior to the consummation of the ARCT III Merger, we paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Subsequent to the consummation of the ARCT III Merger, we will pay the Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. For the six months ended June 30, 2013 and 2012, the Manager waived base management fees earned of $2.4 million and $1.2 million, respectively.
We may be required to pay the Manager a quarterly incentive fee, equal to the difference between (1) the product of (a) 20% and (b) the excess our annualized core earnings (as defined in the management agreement with the Manager) over the product of (i) the weighted average number of shares multiplied by the weighted average issuance price per share of common stock (ii) 8% and (2) the sum of any incentive compensation paid to the manager with respect to the first three calendar quarters of the previous 12-month period. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No incentive fees were earned for the three months ended June 30, 2013 and 2012, respectively.

Interest Expense
Interest expense increased by approximately $13.3 million to $17.5 million for the six months ended June 30, 2013 compared to $4.1 million for the six months ended June 30, 2012. The increase in interest expense was due to increases in debt balances used to fund portfolio acquisitions, partially offset by a decrease in the average annualized interest rate on borrowings. The average debt balances for the six months ended June 30, 2013 and 2012 were $797.2 million and $175.6 million, respectively. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the six months ended June 30, 2013 and 2012 was 3.51% and 4.04%, respectively.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Income from Investment Securities
There was no income from investment securities for the six months ended June 30, 2012, compared to income of $0.2 million for the six months ended June 30, 2013 that resulted from investment income earned by our preferred debt and equity securities.
Gain on Sale of Investment Securities
There was no gain or loss on the sale of investment securities for the six months ended June 30, 2012, compared to a gain of $0.5 million for the six months ended June 30, 2013 that resulted from selling the preferred debt and equity securities that we held.
Loss on Contingent Value Rights
Loss on contingent value rights was $31.1 million for the six months ended June 30, 2013. The loss pertains to the fair value of our obligation to pay certain preferred and common shareholders for the difference between the value of our shares on certain measurement dates and the value of the shares at the time of issuance as set forth by the contingent value rights agreement. We did not have any contingent value rights obligations during the six months ended June 30, 2012.
Loss on Derivative Instruments
There was no gain or loss on the fair value of derivative instruments for the six months ended June 30, 2012, compared to a loss of $45,000 for the six months ended June 30, 2013 that resulted from marking our derivative instruments to fair value.
Gain (Loss) on Properties Held for Sale
Net loss from discontinued operations decreased by approximately $0.6 million to net gain of $0.1 million for the six months ended June 30, 2013 compared to net loss of $0.5 million for the six months ended June 30, 2012. As of the six months ended June 30, 2013 and 2012, we held two properties (one vacant and one occupied) and two vacant properties, respectively, classified as held for sale on the balance sheet and reported in discontinued operations on the statements of operations. The net losses from discontinued operations during the six months ended June 30, 2012 were primarily due to impairments on the held for sale properties representing the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash provided by operating activities was $5.7 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2013 was mainly due to adjusted net income of $11.9 million (net loss of $190.4 million adjusted for non-cash items including the issuance of operating partnership units, depreciation and amortization, amortization of deferred financing costs, gain on held for sale properties, equity-based compensation, loss on derivative instruments, loss on contingent value right obligations and gain on sale on investments summing to $202.2 million, in the aggregate), and an increase in deferred rent and other liabilities of $0.9 million. Theses inflows were partially offset by a decrease in prepaid and other assets of $6.8 million, and a decrease in accounts payable and accrued expenses of $0.4 million.
Net cash used in investing activities for the six months ended June 30, 2013 of $1.1 billion, primarily related to the acquisition of 528 properties with an aggregate purchase price of $1.1 billion, investments in direct financing leases of $67.5 million, investments in other assets and deposits for real estate investments of $1.7 million, and the purchase of investment securities of $12.0 million, partially offset by the proceeds from the sales of investment securities of $44.2 million.

Net cash provided by financing activities of $958.5 million during the six months ended June 30, 2013 related to proceeds net of repayments from our senior corporate credit facility of $600.0 million, $489.8 million of proceeds net of offering-related costs from the issuance of common stock, proceeds from issuance of convertible obligations to Series C Convertible Preferred stockholders of $445.0 million, proceeds from mortgage notes payable of $4.8 million and $0.8 million from contributions from non-controlling interest holders. These inflows were partially offset by common stock repurchases of $350.4 million, payments on our senior secured revolving credit facility of $124.6 million, $25.3 million deferred financing cost payments, distributions paid of $74.9 million, distributions to non-controlling interest holders of $3.1 million, consideration paid for assets of Manager in excess of carryover basis of $3.0 million, and a reduction in restricted cash of $0.5 million.
Cash Flows for the Six Months Ended June 30, 2012
During the six months ended June 30, 2012, net cash provided by operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2012 was mainly due to adjusted net loss of $0.3 million (net loss of $12.2 million adjusted for non-cash items including depreciation and amortization, amortization of deferred financing costs, equity-based compensation, and loss on held for sale properties, summing to $11.9 million, in the aggregate), a decrease of $1.7 million in accounts payable and accrued expenses, an increase in deferred rent and other liabilities of $0.8 million, partially offset by a decrease in prepaid expenses of $1.8 million.
Net cash used in investing activities for the six months ended June 30, 2012 of $512.6 million related to properties acquired and deposits for real estate investments made during the year.
Net cash provided by financing activities of $886.7 million during the six months ended June 30, 2012 related to proceeds net of offering-related costs from the issuance of common and preferred stock of $735.0 million, $139.4 million of proceeds from mortgage notes payable and $32.5 million of proceeds, net of repayments, from our senior secured revolving credit facility. These inflows were partially offset by distributions paid of $8.3 million, payments of deferred financing costs of $9.3 million, a reduction in restricted cash of $1.5 million, advances to affiliates of $0.7 million, and common stock repurchases of $0.1 million.
Liquidity and Capital Resources
In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including our ATM program, proceeds from the sale of properties and undistributed funds from operations. With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods. Such increased cash flow will positively impact the amount of funds available for dividends.
Sources of Funds
Funds from Operations and Adjusted Funds from Operations
 Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper“). The White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of U.S. GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in U.S. GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. We also add back to net income deriving FFO certain costs associated with mergers and other transactions as these expenses and transactions do not reflect our operations in the current period. However, FFO and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and AFFO measures and the adjustments to U.S. GAAP in calculating FFO and AFFO.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three months ended June 30, 2013 and 2012 (amounts in thousands). Amounts are presented net of any non-controlling interest effect where applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(51,679)	$(7,070)	$(189,613)	$(12,098)
Merger and other transaction costs	4,680	20	142,449	20
Loss on contingent valuation rights	31,134	—	31,134	—
(Gain) loss on held for sale properties	—	82	(14)	405
Gain on sale of investment securities	—	—	(451)	—
Loss on derivative instruments	40	—	45	—
Interest on convertible obligation to preferred investors	1,630	—	1,630	—
Depreciation and amortization	27,806	6,994	52,829	10,529
FFO	13,611	26	38,009	(1,144)

Acquisition and transaction related costs	15,144	7,814	20,726	12,599
Amortization of above-market lease	63	—	126	—
Amortization of deferred financing costs	2,166	385	3,274	596
Straight-line rent	(1,605)	(352)	(2,975)	(565)
Non-cash equity compensation expense	3,454	178	4,330	324
AFFO	$32,833	$8,051	$63,490	$11,810
Capital Markets
The following are our equity offerings and awards of common stock during the six months ended June 30, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares	Gross Proceeds
Registered follow on offering	January 29, 2013	2,070,000	$26.7
ATM	January 1 - June 30, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Total		32,035,064	$490.6
Upon the consummation of the ARCT III Merger, 29.2 million shares of the then outstanding shares of ARCT III's common stock holders elected to be paid in cash at $12.00 per share. In addition, upon the consummation of the ARCT III Merger, 148.1 million shares of ARCT III's common stock were converted to shares of our common stock at the ARCT III Exchange Ratio, resulting in an additional 140.7 million shares of our common stock outstanding after the exchange.
On August 1, 2012, we filed a $500 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of June 30, 2013, we had issued 2.1 million shares of common stock through a registered follow on offering and an ATM offering under the $500 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of June 30, 2013, no common stock had been issued under the resale registration statement.
On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. The Company intends to maintain both the $500.0 million universal shelf registration statement and the WKSI universal automatic shelf registration statement.
In January 2013, we commenced an “at the market” equity offering program (“ATM”) in which we may from time to time offer and sell shares of our common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to our $500.0 million universal shelf registration statement.
In addition to our common stock offerings, on June 7, 2013, the Company issued 28.4 million shares convertible preferred stock (the “Series C Convertible Preferred Stock”) for gross proceeds of $445.0 million. See Note 10 Convertible Preferred Stock in the consolidated financial statements for a description of the conversion features of the Series C Convertible Preferred Stock.

Availability of Funds from Revolving Credit Facilities
On February 14, 2013, ARCT III, entered into the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, RBS Citizens, N.A. and Regions Bank, as syndication agents, and Capital One, N.A. and JP Morgan Chase Bank, N.A., as documentation agents. Since that date the facility has been augmented to increase the commitments of certain lenders and add Bank of America N.A., Barclays Bank PLC, TD Bank N.A., U.S. Bank N.A., Union Bank N.A., UBS AG, Comerica Bank and First Tennessee Bank, as lenders.
These additional commitments increased the facility to $1.45 billion. The Credit Facility has an accordion feature, which if exercised in full, the aggregate commitments (comprised of revolving, term loan and delayed draw commitments) under the credit agreement would be $2.5 billion, subject to borrowing base availability.
The Credit Facility contains an $810.0 million term loan facility and a $640.0 million revolving credit facility. Loans under the Credit Facility are priced at a floating interest rate of LIBOR plus 1.60% to 2.20%, based upon our current leverage. To the extent that we receive an investment grade credit rating as determined by a major credit rating agency, at the our election, advances under the Credit Facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon our then current investment grade credit rating. We may also make fixed rate borrowings under the Credit Facility.
As of August 5, 2013, additional commitments from lenders increased the facility to $1.7 billion.
The Credit Facility provides for monthly interest payments. In the event of a default, each lender has the right to terminate its obligations under the credit facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. We have guaranteed the obligations under the credit facility. The revolving credit facility will terminate on February 14, 2017, unless extended, and the term loan facility will terminate on February 14, 2018. We may prepay borrowings under the Credit Facility and, to the extent that borrowings are unused under the revolving credit facility and the term loan facility, we incur an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. The Credit Facility also requires us to maintain certain property available for collateral as a condition to funding.
As of June 30, 2013, there was $600.0 million outstanding on the Credit Facility, which bore a floating interest rate, which on June 30, 2013 was 1.95%. $515.0 million of the Credit Facility's interest rate is fixed at 2.80% through the use of derivative instruments, used to hedge against interest rate volatility. At June 30, 2013, there was up to $1.9 billion available to us for future borrowings, subject to borrowing availability.
On February 28, 2013, we repaid all of the outstanding borrowings under the senior revolving credit facility in the amount of $124.6 million, and the credit agreement was terminated. The average interest rate on the borrowings during the period the balance was outstanding was 3.11%. On February 14, 2013, simultaneous with ARCT III entering into the Credit Facility, ARCT III terminated its secured credit facility agreement, which had been unused.
Convertible Senior Note Offering
On July 29, 2013, the Company issued $300.0 million of 3.00 % Convertible Senior Notes (“Notes”) due in 2018 in an underwritten public offering. The Notes will mature on August 1, 2018. The Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted at any time into such consideration on or after February 1, 2018. Additionally, the underwriters have a 30-day option to purchase up to an additional $30.0 million of Notes. To date, $10.0 million of the over allotment option has been exercised. The Company intends to use the net proceeds of the offering (a) to repay outstanding indebtedness under its existing senior secured revolving credit facility (which will increase the availability of funds under such credit facility) and (b) for other general corporate purposes which includes investing in properties in accordance with its investment objectives.
Principal Use of Funds
Acquisitions
Generally, cash needs for property acquisitions will be met through proceeds from the public or private offerings of debt and equity and other financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.
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
To date, in addition to the CapLease Merger and ARCT IV merger discussed in Note 2 — Mergers and Acquisitions in the consolidated financial statements, we have identified various portfolio opportunities and have entered into various definitive agreements for property purchases, one of which is to acquire 121 properties for an aggregate purchase price of approximately $604.1 million, exclusive of closing costs. The portfolio is entirely free standing single tenant net leased properties aggregating 6.2 million square feet, 100% leased to 16 tenants, 35.4% of which are investment grade rated, with average remaining lease terms of 13.8 years. The properties are geographically diverse, located in 30 states.
The Company expects to finance the aggregate purchase price of the previously announced mergers and acquisitions described above in part through the assumption of outstanding indebtedness, and expects to finance the balance of the aggregate purchase price through a combination of (i) available cash on hand and (iii) any funds available and not otherwise allocated to previously announced acquisitions from (a) a portion of the $896.0 million in net proceeds from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $289.2 million in net proceeds (or $318.2 million if the underwriters exercise their over allotment option in full) from the sale of the Notes; (c) an expected issuance of approximately $500 million of ARCP common stock; (d) funds available from the issuance of common stock through the Company's current at-the-market program or any successor program thereto; (e) financing available under the Company's credit facility, where the company has commitments (including revolving and term loans) for total borrowing of up to $1.7 billion with an accordion feature of up to $2.5 billion, subject to borrowing base availability among other conditions; and (f) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.
Dividends
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.
We, our board of directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager has in the past agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees waived during the three and six months ended June 30, 2013 were $2.0 million and $2.4 million, respectively. Property management and leasing fees of $0.8 million were waived during the six months ended June 30, 2013; there were no property management and leasing fees during the three months ended June 30, 2013. The fees that were waived relating to the activity are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Manager was available to pay dividends to our stockholders. See Note 14 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.
The management agreement with our Manager provides for payment of the asset management fee. Our Manager will waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would increase our AFFO so that it equals the dividends declared by us for the prior six months. For purposes of this determination, AFFO is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. Our Manager will determine if such fees will be partially or fully waived in subsequent periods on a quarter-to-quarter basis.
In addition, pursuant to our administrative support agreement with our Sponsor, our Sponsor had agreed to pay or reimburse us for certain of our general and administrative costs to the extent that the amount of our dividends declared until September 6, 2012, which was one year following the closing of our IPO, exceeded the amount of our AFFO in order that such dividends do not exceed the amount of our AFFO, computed without regard to such general and administrative costs paid for, or reimbursed, by our Sponsor.
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

The following table shows the sources for the payment of dividends to common stockholders for the three and six months ended June 30, 2013 (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2013		June 30, 2013		June 30, 2013
	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends
Dividends:
Distributions paid in cash	$27,409		$37,088		$64,497
Distributions reinvested	4,895		—		4,895
	$32,304		$37,088		$69,392
Source of dividends:
Cash flows provided by operations	$—	0.0%	$5,674	15.3%	$5,674	8.2%
Proceeds from financing activities	27,409	84.8%	31,414	84.7%	58,823	84.8%
Common stock issued under the DRIP	4,895	15.2%	—	0.0%	4,895	7.0%
Total sources of dividends	$32,304	100.0%	$37,088	100.0%	$69,392	100.0%
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(137,934)		$(51,679)		$(189,613)
Loan Obligations
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2013 we were in compliance with the debt covenants under our loan agreements.
As of June 30, 2013, we had non-recourse mortgage indebtedness of $269.9 million which was collateralized by 165 properties. Our mortgage indebtedness bore interest at weighted average rate of 4.25% per annum and had a weighted average maturity of 4.99 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of June 30, 2013, there was $600.0 million outstanding on the Credit Facility, which bore a floating interest rate of 1.95%. $515.0 million of the Credit Facility's interest rate is fixed at 2.802% through the use of derivative instruments. At June 30, 2013, there was up to $1.9 billion available to us for future borrowings, subject to certain conditions including borrowing base availability.
At June 30, 2013, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 20.8%.
On February 28, 2013, we repaid all of the outstanding borrowings under our senior revolving credit facility, and the credit agreement was terminated.
On February 14, 2013, simultaneous with ARCT III entering into the Credit Facility, ARCT III terminated its secured credit facility agreement, which had been unused.
Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At June 30, 2013 and 2012, the Company was in compliance with the debt covenants under all of our loan obligations.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

	Total	July 1, 2013 - December 31, 2013	2014 – 2015	2016 – 2017	Thereafter
Principal payments due on mortgage notes payable	$269,918	$74	$13,956	$186,588	$69,300
Interest payments due on mortgage notes payable	61,498	5,795	22,689	16,592	16,422
Principal payments due on senior corporate credit facility	600,000	—	—	—	600,000
Interest payments due on senior corporate credit facility	74,406	8,044	32,176	32,176	2,010
Principal obligation to Series C Convertible Preferred stockholders, at fair value	445,000	445,000	—	—	—
Interest payments due on obligation to Series C Convertible Preferred Stock	13,038	13,038	—	—	—
Contingent value rights obligation to preferred and common investors, at fair value	31,134	31,134	—	—	—
Payments due on ground lease obligations	4,050	174	697	702	2,477
Total	$1,499,044	$503,259	$69,518	$236,058	$690,209
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
As of June 30, 2013, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying value of $1.2 billion and a fair value of $1.2 billion. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $16.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $21.0 million.
As of June 30, 2013, our debt included variable-rate debt with a carrying value of $85.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $0.9 million annually.
As the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in “Note 13 — Commitments and Contingencies — Litigation” of our notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, as amended and supplemented by subsequent Quarterly Reports on Form 10-Q and by subsequent Current Reports on Form 8-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 19, 2013, we issued approximately 38,300 shares of our common stock upon the conversion of limited partner interests in the OP (the “OP Unit Conversion”) at a purchase price of $16.23, for an aggregate purchase price of approximately $0.6 million.
On June 11, 2013, we issued approximately 560,900 shares of our common stock upon the conversion of limited partner interests in the OP at a purchase price of $14.56, for an aggregate purchase price of approximately $5.4 million.
On June 7, 2013, we closed on a private placement transaction for the sale and issuance of approximately 29.4 million shares of our common stock, par value $0.01 per share, at a purchase price of $15.47 per share, for an aggregate purchase price of $455.0 million (the “Common Stock Transaction”).
Concurrently with the closing of the Common Stock Transaction, we closed on a private placement transaction for the sale of approximately 28.4 million shares of a 5.81% convertible preferred stock designated as Series C Convertible Preferred Stock, at a purchase price of $15.67 per share, for an aggregate purchase price of $445.0 million (the “Preferred Stock Transaction”). After deducting for fees and expenses, the aggregate net proceeds from (i) the Common Stock Transaction were approximately $453.0 million and (ii) the Preferred Stock Transaction were approximately $443.0 million, for aggregate net proceeds from both transactions of approximately $896.0 million.
The shares of common stock and Series C Convertible Preferred Stock offered and sold pursuant to the OP Unit Conversion, the Common Stock Transaction and the Preferred Stock Transaction were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
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

By: /s/ BRIAN S. BLOCK
Brian S. Block
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2013

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (7)
Underwriting Agreement, dated July 23, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several underwriters listed therein.

2.1 (1)
Agreement and Plan of Merger, dated as of May 28, 2013, among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., Caplease, LP,  and CLF OP General Partner LLC

2.2 (5)
Agreement and Plan of Merger, dated as of July 1, 2013, among American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, ARC Properties Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.

3.5 (4)	Articles Supplementary for the Series C Convertible Preferred Stock of American Realty Capital Properties, Inc., dated June 6, 2013
3.6 (6)	Articles of Amendment to Articles of Amendment and Restatement of American Realty Capital Properties, Inc., effective July 2, 2013
4.1 (7)	Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee
4.2 (7)	First Supplemental Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee
4.3 (7)	Form of 3.00% Convertible Senior Notes due 2018 (included in Exhibit 4.2)
10.49 (1)	Voting Agreement, dated as of May 28, 2013, by and among American Realty Capital Properties, Inc., Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Paul C. Hughes
10.50 (1)
Management Letter Agreement, dated as of May 28, 2013, among American Realty Capital Properties, Inc., Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz, Michael J. Heneghan and Paul C. Hughes

10.51 (2)	Securities Purchase Agreement, dated as of June 4, 2013, between American Realty Capital Properties, Inc. and investors party thereto
10.52(2)	Convertible Preferred Stock Purchase Agreement, dated as of June 4, 2013, between American Realty Capital Properties, Inc. and investors party thereto
10.53(3)
Purchase and Sale Agreement, dated as of May 31, 2013, among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., CNL APF Partners, LP, USRP (SFGP), LLC, CNL Funding 2000-A, LLC, Net Lease Funding 2005, LLC and CNL Restaurant Capital Corp.

10.54(4)	Form of Common Stock CVR Agreement
10.55(4)	Form of Convertible Preferred Stock CVR Agreement
10.56(5)
Letter Agreement, dated as of July 1, 2013, among American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, American Realty Capital Advisors IV, LLC and American Realty Capital Properties IV, LLC

10.57(5)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC
10.58*
Augmenting Lender and Increasing Lender Supplement and Incremental Amendment, dated as of March 28, 2013, to the Credit Agreement, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association

10.59*
Third Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of May 28, 2013

10.60*
Fourth Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of July 22, 2013

10.61*
Augmenting Lender and Increasing Lender Supplement and Incremental Amendment to the Credit Agreement, dated as of August 1, 2013, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto and Wells Fargo Bank, National Association

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

EXHIBITS

Exhibit No.	Description
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_______________________________________________
*    Filed herewith
(1)    Filed as an exhibit to American Realty Capital Properties, Inc.'s Current Report on Form 8-K filed with the SEC on May 28, 2013.
(2) Filed as an exhibit to American Realty Capital Properties, Inc.'s Current Report on Form 8-K filed with the SEC on June 5, 2013.
(3) Filed as an exhibit to American Realty Capital Properties, Inc.'s Amended Current Report on Form 8-K/A filed with the SEC on June 7, 2013.
(4) Filed as an exhibit to American Realty Capital Properties, Inc.'s Current Report on Form 8-K filed with the SEC on June 12, 2013.
(5) Filed as an exhibit to American Realty Capital Properties, Inc.'s Current Report on Form 8-K filed with the SEC on July 2, 2013.
(6) Filed as an exhibit to American Realty Capital Properties, Inc.'s Current Report on Form 8-K filed with the SEC on July 9, 2013.
(7) Filed as an exhibit to American Realty Capital Properties, Inc.'s Current Report on Form 8-K filed with the SEC on July 29, 2013.