Form 10-K/A
period 2012-12-31
American Realty Capital Properties, Inc.
filed 2013-10-07
CIK 1507385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-35263

AMERICAN REALTY CAPITAL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-2482685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012 was $88.2 million.

The number of outstanding shares of the registrant’s common stock on September 30, 2013 was 185,448,022 shares.

		Page

EXPLANATORY NOTE		3
PART IV
Item 15.	Exhibits and Financial Statement Schedules	4
Signatures		7

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that was filed with the Securities and Exchange Commission on February 28, 2013 (the “Original Filing”). We are filing this Amendment to include certain information required by Regulation S-X that was not included in the Original Filing.

Except as set forth in Part IV below, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

3

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following financial statements are being presented pursuant to section 2340 of the Securities and Exchange Commission — Division of Corporation Finance’s Financial Reporting Manual because RBS Citizens, N.A. is a significant lessee of American Realty Capital Properties, Inc. as of December 31, 2012. The following financial statements are unaudited and the information contained therein is derived entirely from information that is publicly available at www.fdic.gov/bank/statistical/.

RBS CITIZENS, N.A.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands)	2013	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Assets
Cash and due from depository institutions	$7,959,863	$6,955,817	$6,221,372	$3,959,295
US Government securities	9,179,694	8,010,077	11,871,642	10,844,294
Securities issued by state & political subdivisions	-	8,468	78,800	87,735
Other investment securities	954,731	1,176,154	1,560,308	2,912,008
Federal funds sold & reverse repurchase agreements	-	1,100,000	-	-
Trading account assets	610,993	918,009	1,042,168	875,937
Loans and leases	71,727,591	73,761,030	73,654,413	76,431,666
Less: Allowances for loan loss	(1,006,256)	(1,035,634)	(1,448,900)	(1,730,326)
Goodwill	9,344,053	9,344,053	9,344,053	9,344,052
Other Intangibles	181,869	145,728	157,557	212,774
Bank premises and fixed assets	528,489	1,150,796	1,057,840	925,752
Other real estate owned	59,074	84,347	106,547	109,925
All other assets	3,488,419	3,205,149	3,294,791	3,862,585
Total Assets	103,028,520	104,823,994	106,940,591	107,835,697
Liabilities and equity capital
Liabilities
Deposits	76,635,624	80,349,888	75,690,155	70,580,808
Federal funds purchased & repurchase agreement	4,497,135	2,371,002	4,715,542	4,307,315
Trading liabilities	535,787	862,056	957,906	58,286
Other borrowed funds	246,356	750,855	5,429,621	12,919,170
Subordinated debt	260,000	260,000	661,182	1,365,907
All other liabilites	2,063,705	1,455,435	1,375,121	1,688,951
Total Liabilities	84,238,607	86,049,236	88,829,527	90,920,437
Stockholders equity
Perpetual preferred stock	75	75	75	75
Common stock	1	1	1	1
Surplus	16,360,719	16,360,719	16,350,198	15,641,229
Undivided profits	2,429,118	2,413,963	1,760,790	1,273,955
Noncontrolling interests in consolidated subsidiaries	-	-	-	-
Total Equity capital	18,789,913	18,774,758	18,111,064	16,915,260
Total liabilities and equity capital	$103,028,520	$104,823,994	$106,940,591	$107,835,697

4

RBS CITIZENS, N.A.

CONSOLIDATED INCOME STATEMENTS

(In thousands)

	Six Months
	Ended June 30,	Year Ended December 31,
	2013	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Domestic office loans	$1,244,335	$2,644,125	$2,855,201	$3,238,883
Foreign office loans	-	-	-	-
Lease financing receivables	53,461	111,776	113,015	111,089
Balances due from depository institutions	5,596	9,517	8,329	11,456
Securities	126,561	360,442	473,815	612,401
Trading accounts	-	-	-	1
Federal funds sold	4,156	3,150	70	14
Other interest income	15,697	33,833	33,889	33,911
Total Interest Income	1,449,806	3,162,843	3,484,319	4,007,755
Interest Expense
Domestic office deposits	(84,483)	(288,458)	(390,060)	(554,396)
Foreign office deposits	(856)	(1,664)	(1,556)	(1,226)
Federal funds purchased	(110,900)	(99,772)	(167,282)	(115,205)
Trading liabilities and other borrowed money	(3,033)	(87,556)	(206,861)	(550,333)
Subordinated notes and debentures	(4,045)	(16,137)	(29,205)	(29,424)
Total interest expense	(203,317)	(493,587)	(794,964)	(1,250,584)
Net interest income	1,246,489	2,669,256	2,689,355	2,757,171
Provision for loan and lease losses	(190,733)	(380,494)	(815,736)	(1,468,340)
Net Interest Income after provisions for losses	1,055,756	2,288,762	1,873,619	1,288,831
Noninterest Income
Fiduciary activities	11,410	23,164	24,012	23,889
Service charges on deposit accounts	188,746	415,025	450,868	471,745
Trading account gains and fees	29,255	5,085	24,668	16,346
Investment banking, advisory, brokerage, and underwriting fees and commissions	57,388	101,154	91,420	82,497
Venture capital revenue	-	-	21	(27)
Net servicing fees	58,833	8,398	(11,951)	35,659
Net securitization income	-	-	-	-
Insurance commission fees and income	1,891	8,180	6,511	7,835
Net gains (losses) on sales of loans	64,970	65,086	17,964	65,949
Net gains (losses) on sales of other real estate owned	1,721	595	(1,849)	(1,573)
Net gains (losses) on sales of other assets (excluding securities)	187	3,809	(2,351)	(17,737)
Other non-interest income	231,631	611,323	630,449	300,959
Total Non-interest income	646,032	1,241,819	1,229,762	985,542
Noninterest Expense
Salaries and employee benefits	(717,787)	(1,448,306)	(1,338,947)	(1,342,839)
Premises and equipment expense	(246,023)	(555,685)	(594,302)	(557,162)
Amortization and goodwill impairment losses	(68)	(137)	(18,651)	(42,334)
Other noninterest expense	(317,728)	(742,249)	(672,539)	(774,237)
Total Noninterest Expense	(1,281,606)	(2,746,377)	(2,624,439)	(2,716,572)
Pre-tax net operating Income	420,182	784,204	478,942	(442,199)
Securities gains (losses)	41,952	112,606	79,747	328,226
Applicable income tax	(159,075)	(336,375)	(213,555)	74,798
Income before extraordinary items	303,059	560,435	345,134	(39,175)
Extraordinary gains - net	-	-	-	-
Net income attributable to banks	303,059	560,435	345,134	(39,170)
Net Income attributable to non-controlling interest	-	-	-	(5)
Net Income attributable to bank and non-controlling interest	$303,059	$560,435	$345,134	$(39,175)

5

RBS CITIZENS, N.A.

CONSOLIDATED CHANGES IN BANK EQUITY CAPITAL

(In thousands)

	As of June 30,	As of December 31,
	2013	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Bank equity capital, balance at beginning of period	$18,774,758	$18,111,064	$16,915,260	$16,599,741
Net income (loss)	303,059	560,435	345,134	(39,170)
Sale, conversion, retirement of capital stock, net	-	-	702,990	-
Cash dividends declared on common stock	(75,000)	(75,000)	-	-
Other comprehensive income (loss)	(212,904)	167,738	141,701	354,689
Other transactions with parent holding company	-	10,521	5,979	-
Total bank equity capital, balance at end of period	$18,789,913	$18,774,758	$18,111,064	$16,915,260

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of October, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ NICHOLAS S. SCHORSCH

NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and	October 7, 2013
Nicholas S. Schorsch	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Edward M. Weil, Jr.	President, Secretary, Treasurer and	October 7, 2013
Edward M. Weil, Jr.	Director

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President	October 7, 2013
Brian S. Block	(Principal Financial Officer and Principal Accounting Officer)

/s/ Leslie D. Michelson	Lead Independent Director	October 7, 2013
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	October 7, 2013
Edward G. Rendell

/s/ Dr. Walter P. Lomax, Jr.	Independent Director	October 7, 2013
Dr. Walter P. Lomax, Jr.

/s/ Scott J. Bowman	Independent Director	October 7, 2013
Scott J. Bowman

7