Form 10-K/A
period 2012-12-31
American Realty Capital Properties, Inc.
filed 2013-11-01
CIK 1507385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒   No ☐

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2013 (the “Original Filing”) and Amendment No. 1 to our Annual Report on a Form 10-K/A, that was filed with the SEC on October 7, 2013 (“Amendment No. 1”). We are filing this Amendment No. 2 to include certain information required by Regulation S-X that was not included in the Original Filing and to update Item 15 of the Original Filing accordingly.

Except as set forth in Part IV below and in any exhibits attached hereto, no other changes are made to the Original Filing and Amendment No. 1. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment No. 2 does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements at page F-1 of the Original Filing.

The following financial statement schedule is included herein at page F-31 of the Original Filing:

Schedule III -- Real Estate and Accumulated Depreciation

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

RBS CITIZENS, N.A.

CONSOLIDATED INCOME STATEMENTS

(In thousands)

	Six Months
	Ended June 30,	Year Ended December 31,
	2013	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest Income
Domestic office loans	$1,244,335	$2,644,125	$2,855,201	$3,238,883
Foreign office loans	-	-	-	-
Lease financing receivables	53,461	111,776	113,015	111,089
Balances due from depository institutions	5,596	9,517	8,329	11,456
Securities	126,561	360,442	473,815	612,401
Trading accounts	-	-	-	1
Federal funds sold	4,156	3,150	70	14
Other interest income	15,697	33,833	33,889	33,911
Total Interest Income	1,449,806	3,162,843	3,484,319	4,007,755
Interest Expense
Domestic office deposits	(84,483)	(288,458)	(390,060)	(554,396)
Foreign office deposits	(856)	(1,664)	(1,556)	(1,226)
Federal funds purchased	(110,900)	(99,772)	(167,282)	(115,205)
Trading liabilities and other borrowed money	(3,033)	(87,556)	(206,861)	(550,333)
Subordinated notes and debentures	(4,045)	(16,137)	(29,205)	(29,424)
Total interest expense	(203,317)	(493,587)	(794,964)	(1,250,584)
Net interest income	1,246,489	2,669,256	2,689,355	2,757,171
Provision for loan and lease losses	(190,733)	(380,494)	(815,736)	(1,468,340)
Net Interest Income after provisions for losses	1,055,756	2,288,762	1,873,619	1,288,831
Noninterest Income
Fiduciary activities	11,410	23,164	24,012	23,889
Service charges on deposit accounts	188,746	415,025	450,868	471,745
Trading account gains and fees	29,255	5,085	24,668	16,346
Investment banking, advisory, brokerage, and underwriting fees and commissions	57,388	101,154	91,420	82,497
Venture capital revenue	-	-	21	(27)
Net servicing fees	58,833	8,398	(11,951)	35,659
Net securitization income	-	-	-	-
Insurance commission fees and income	1,891	8,180	6,511	7,835
Net gains (losses) on sales of loans	64,970	65,086	17,964	65,949
Net gains (losses) on sales of other real estate owned	1,721	595	(1,849)	(1,573)
Net gains (losses) on sales of other assets (excluding securities)	187	3,809	(2,351)	(17,737)
Other non-interest income	231,631	611,323	630,449	300,959
Total Non-interest income	646,032	1,241,819	1,229,762	985,542
Noninterest Expense
Salaries and employee benefits	(717,787)	(1,448,306)	(1,338,947)	(1,342,839)
Premises and equipment expense	(246,023)	(555,685)	(594,302)	(557,162)
Amortization and goodwill impairment losses	(68)	(137)	(18,651)	(42,334)
Other noninterest expense	(317,728)	(742,249)	(672,539)	(774,237)
Total Noninterest Expense	(1,281,606)	(2,746,377)	(2,624,439)	(2,716,572)
Pre-tax net operating Income	420,182	784,204	478,942	(442,199)
Securities gains (losses)	41,952	112,606	79,747	328,226
Applicable income tax	(159,075)	(336,375)	(213,555)	74,798
Income before extraordinary items	303,059	560,435	345,134	(39,175)
Extraordinary gains - net	-	-	-	-
Net income attributable to banks	303,059	560,435	345,134	(39,170)
Net Income attributable to non-controlling interest	-	-	-	(5)
Net Income attributable to bank and non-controlling interest	$303,059	$560,435	$345,134	$(39,175)

RBS CITIZENS, N.A.

CONSOLIDATED CHANGES IN BANK EQUITY CAPITAL

(In thousands)

	As of June 30,	As of December 31,
	2013	2012	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Bank equity capital, balance at beginning of period	$18,774,758	$18,111,064	$16,915,260	$16,599,741
Net income (loss)	303,059	560,435	345,134	(39,170)
Sale, conversion, retirement of capital stock, net	-	-	702,990	-
Cash dividends declared on common stock	(75,000)	(75,000)	-	-
Other comprehensive income (loss)	(212,904)	167,738	141,701	354,689
Other transactions with parent holding company	-	10,521	5,979	-
Total bank equity capital, balance at end of period	$18,789,913	$18,774,758	$18,111,064	$16,915,260

(b) Exhibits

EXHIBIT INDEX

The following documents are filed as part of this Amendment No. 2 to our Annual Report on Form 10-K/A:

Exhibit No.	Description
1.1 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated January 22, 2013.
1.2 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and JMP Securities LLC, dated January 22, 2013.
1.3 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Ladenburg Thalmann & Co. Inc., dated January 22, 2013.
1.4 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and RBS Securities Inc., dated January 22, 2013.
1.5 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Robert W. Baird & Co. Incorporated, dated January 22, 2013.
2.1 (2)	Agreement and Plan of Merger by and among Registrant, ARC Properties Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P.
3.1 (3)	Articles of Amendment and Restatement of Registrant.
3.2 (4)	Bylaws of Registrant.
3.3 (5)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of the Registrant, dated May 10, 2012.
3.4 (6)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of the Registrant, dated July 24, 2012.
4.1 (3)	Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P.
4.2 (7)	First Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated May 11, 2012.
4.3 (7)	Second Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated May 31, 2012.
4.4 (7)	Third Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated July 24, 2012.
4.5(15)	Fourth Amendment to Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., dated December 28, 2012.
10.1 (4)	Management Agreement among Registrant, ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.
10.2 (4)	Acquisition and Capital Services Agreement between Registrant and American Realty Capital II, LLC.
10.3 (4)	Registrant Equity Plan.
10.4 (4)	Registrant Director Stock Plan.
10.5 (4)	Form of Restricted Stock Award Agreement for Non-Executive Directors.
10.6 (4)	Form of Restricted Stock Award Agreement for ARC Properties Advisors, LLC.
10.7 (4)	Registration Rights Agreement among Registrant, ARC Real Estate Partners, LLC and ARC Properties Advisors, LLC.
10.8 (8)	Contribution Agreement, dated February 4, 2011, between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.

Exhibit No.	Description
10.9 (9)	Assignment and Assumption of Membership Interests between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.10 (4)	Right of First Offer Agreement between ARC Real Estate Partners, LLC and ARC Properties Operating Partnership, L.P.
10.11 (4)	Tax Protection Agreement, between Registrant, ARC Properties Operating Partnership, L.P. and ARC Real Estate Partners, LLC.
10.12 (4)	Form of Indemnification Agreement between Registrant and its directors and executive officers.
10.13 (10)	Triple Net Lease Agreement, dated as of May 15, 2009, by and between US Real Estate Limited Partnership and Home Depot U.S.A., Inc.
10.14 (10)	First Amendment to Triple Net Lease Agreement, dated as of March 1, 2010, by and between ARC HDCOLSC001, LLC and Home Depot U.S.A., Inc.
10.15 (10)	Assignment and Assumption of Lease, dated November 6, 2009, by and between US Real Estate Limited Partnership and ARC HDCOLSC001, LLC.
10.16 (10)	Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of November 9, 2009, by and between ARC HDCOLSC001, LLC and US Real Estate Limited Partnership.
10.17 (10)	Promissory Note, dated November 9, 2009, made by ARC HDCOLSC001, LLC for the benefit of US Real Estate Limited Partnership.
10.18 (10)	Bill of Sale, delivered as of November 6, 2009, by US Real Estate Limited Partnership.
10.19 (10)	Limited Guaranty, dated as of November 9, 2009, made by American Realty Capital II, LLC for the benefit of US Real Estate Limited Partnership.
10.20 (10)	Administrative Support Agreement between American Realty Capital II, LLC and American Realty Capital Properties, Inc.
10.21 (11)	Credit Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P., Registrant and RBS Citizens, N.A.
10.22 (3)	Parent Guaranty Agreement, dated as of September 7, 2011, between Registrant and RBS Citizens, N.A.
10.23 (11)	Subsidiary Guaranty Agreement, dated as of September 7, 2011, among each of the subsidiaries of ARC Properties Operating Partnership, L.P. and RBS Citizens, N.A.
10.24 (11)	Environmental Indemnity Agreement, dated as of September 7, 2011, among Registrant, ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.
10.25 (11)	Pledge Agreement, dated as of September 7, 2011, among ARC Properties Operating Partnership, L.P. and each of its subsidiaries and RBS Citizens, N.A.
10.26 (11)	Note, dated September 7, 2011, made by ARC Properties Operating Partnership, L.P. for the benefit of RBS Citizens, N.A.
10.27 (5)	Securities Purchase Agreement, dated as of May 11, 2012.
10.28 (12)	Agreement for Acquisition and Transfer of Real Property dated as of May 5, 2012 between ARC Properties Operating Partnership, L.P. and Setzer Properties, LLC.
10.29 (12)	Agreement for Purchase and Sale of Real Property dated as of February 8, 2012 between American Realty Capital II, LLC and Davenport 1031, L.L.C. and its 36 joint venture partners.
10.30 (12)	First Amendment to Agreement for Purchase and Sale of Real Property dated as of February 28, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.
10.31 (12)	Second Amendment to Agreement for Purchase and Sale of Real Property dated as of March 12, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.
10.32 (12)	Third Amendment to Agreement for Purchase and Sale of Real Property dated as of May 11, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.
10.33 (12)	Fourth Amendment to Agreement for Purchase and Sale of Real Property dated as of May 30, 2012 between AR Capital, LLC (f/k/a American Realty Capital II, LLC) and Davenport 1031, L.L.C and its 36 joint venture partners.
10.34(6)	Securities Purchase Agreement, dated as of July 24, 2012.
10.35(13)	Second Amendment to Credit Agreement dated May 21, 2012.
10.36(13)	Third Amendment to Credit Agreement dated August 16, 2012.

Exhibit No.	Description
10.37(13)	Fourth Amendment to Credit Agreement dated September 28, 2012.
10.38(2)	Acquisition and Capital Services Agreement and Management Agreement by and between AR Capital, LLC, ARC Properties Advisors, LLC, Registrant and American Realty Capital Trust III, Inc., dated December 14, 2012.
10.39(2)	Side Letter by and between American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P., American Realty Capital Advisors III, LLC, American Realty Capital Trust III Special Limited Partner, LLC, American Realty Capital Properties III, LLC and Registrant, dated December 14, 2012.
10.40(2)	Asset Purchase and Sale Agreement, by and between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors III, LLC, dated December 14, 2012.
10.41(15)	Indemnity Agreement, by ARC Real Estate Partners, LLC, in favor of Registrant, dated December 28, 2012.
10.42(15)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.
10.43(15)

Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., and Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

12.1(15)	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
14(14)	Code of Ethics.
21(15)	List of Subsidiaries.
23.1(15)	Consent of Grant Thornton LLP.
31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Written statements of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(15)	XBRL (eXtensible Business Reporting Language). The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_______________________________________________

* Filed herewith

(1)	Previously filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.

(2)	Previously filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2012.

(3)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on July 5, 2011.

(4)	Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on June 13, 2011.

(5)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2012.

(6)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.

(7)	Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission on July 31, 2012.

(8)	Previously filed with Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on February 11, 2011.

(9)	Previously filed with the Pre-Effective Amendment No. 3 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on May 27, 2011.

(10)	Previously filed with the Pre-Effective Amendment No. 1 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on March 25, 2011.

(11)	Previously filed with Form S-11 Registration Statement (Registration No. 333-176952) filed by the Registrant with the Securities and Exchange Commission on September 22, 2011.

(12)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2012.

(13)	Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Securities and Exchange Commission on October 29, 2012.

(14)	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012.

(15)	Previously filed with the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of November, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ NICHOLAS S. SCHORSCH

NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 to its Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and	November 1, 2013
Nicholas S. Schorsch	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Edward M. Weil, Jr.	President, Secretary, Treasurer and	November 1, 2013
Edward M. Weil, Jr.	Director

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President	November 1, 2013
Brian S. Block	(Principal Financial Officer and Principal Accounting Officer)

/s/ Leslie D. Michelson	Lead Independent Director	November 1, 2013
Leslie D. Michelson

/s/ Edward G. Rendell	Independent Director	November 1, 2013
Edward G. Rendell

/s/ Scott J. Bowman	Independent Director	November 1, 2013
Scott J. Bowman

