Form 10-Q
period 2013-09-30
American Realty Capital Properties, Inc.
filed 2013-11-07
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock on October 31, 2013 was 185,448,022 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q
September 30, 2013

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$521,139	$249,541
Buildings, fixtures and improvements	2,121,178	1,336,726
Acquired intangible lease assets	328,733	212,223
Total real estate investments, at cost	2,971,050	1,798,490
Less: accumulated depreciation and amortization	(148,162)	(56,110)
Total real estate investments, net	2,822,888	1,742,380
Cash and cash equivalents	150,481	156,873
Investment in direct financing leases, net	57,449	—
Investment securities, at fair value	9,480	41,654
Derivatives assets, at fair value	7,088	—
Restricted cash	1,680	1,108
Prepaid expenses and other assets	48,165	7,416
Deferred costs, net	47,754	15,356
Assets held for sale	6,028	665
Total assets	$3,151,013	$1,965,452

LIABILITIES AND EQUITY
Mortgage notes payable	$269,891	$265,118
Convertible debt	300,975	—
Senior secured revolving credit facility	—	124,604
Senior corporate credit facility	600,000	—
Convertible obligation to Series C Convertible Preferred stockholders, at fair value	449,827	—
Contingent value rights obligation to preferred and common investors, at fair value	49,314	—
Below-market lease liabilities, net	4,200	—
Derivatives liabilities, at fair value	1,785	3,830
Accounts payable and accrued expenses	14,740	9,459
Deferred rent and other liabilities	7,404	4,336
Distributions payable	72	9,946
Total liabilities	1,698,208	417,293

Convertible preferred stock, $0.01 par value, 100,000,000 shares authorized, zero and 828,472 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	8
Common stock, $0.01 par value, 750,000,000 and 240,000,000 shares authorized and 185,448,022 and 179,167,112 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,848	1,792
Additional paid-in capital	1,803,315	1,653,900
Accumulated other comprehensive income (loss)	4,857	(3,934)
Accumulated deficit	(480,817)	(120,072)
Total stockholders’ equity	1,329,203	1,531,694
Non-controlling interests	123,602	16,465
Total equity	1,452,805	1,548,159
Total liabilities and equity	$3,151,013	$1,965,452
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$56,681	$18,301	$138,060	$35,713
Direct financing lease income	977	—	977	—
Operating expense reimbursements	3,226	515	6,878	773
Total revenues	60,884	18,816	145,915	36,486
Operating expenses:
Acquisition related	1,235	14,636	21,961	27,235
Merger and other transaction related	3,791	—	146,240	20
Property operating	4,103	1,076	8,972	1,656
General and administrative	1,586	496	4,018	1,523
Equity-based compensation	7,180	480	11,510	804
Depreciation and amortization	39,382	11,632	92,211	22,161
Operating fees to affiliates	—	—	—	212
Total operating expenses	57,277	28,320	284,912	53,611
Operating income (loss)	3,607	(9,504)	(138,997)	(17,125)
Other income (expenses):
Interest expense	(24,135)	(3,454)	(41,589)	(7,596)
Loss on contingent value rights	(38,542)	—	(69,676)	—
Income from investment securities	—	—	218	—
Gain on sale of investment securities	—	—	451	—
Loss on derivative instruments	(99)	—	(144)	—
Other income, net	45	206	171	273
Total other expenses, net	(62,731)	(3,248)	(110,569)	(7,323)
Loss from continuing operations	(59,124)	(12,752)	(249,566)	(24,448)
Net (gain) loss from continuing operations attributable to non-controlling interests	(30)	65	726	138
Net loss from continuing operations attributable to stockholders	(59,154)	(12,687)	(248,840)	(24,310)
Discontinued operations:
Net income (loss) from operations of held for sale properties	96	44	159	(53)
(Loss) gain on held for sale properties	—	(47)	14	(452)
Net income (loss) from discontinued operations	96	(3)	173	(505)
Net (loss) income from discontinued operations attributable to non-controlling interests	(5)	—	(9)	27
Net income (loss) from discontinued operations attributable to stockholders	91	(3)	164	(478)
Net loss	(59,028)	(12,755)	(249,393)	(24,953)
Net (income) loss attributable to non-controlling interests	(35)	65	717	165
Net loss attributable to stockholders	$(59,063)	$(12,690)	$(248,676)	$(24,788)
Other comprehensive income (loss):
Designated derivatives, fair value adjustments	(3,622)	(1,198)	9,218	(4,037)
Unrealized (loss) gain on investment securities, net	(440)	34	(427)	34
Comprehensive loss	$(63,125)	$(13,854)	$(239,885)	$(28,791)
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.32)	$(0.09)	$(1.49)	$(0.31)
Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(0.09)	$(1.49)	$(0.32)
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance December 31, 2012	828,472	$8	179,167,112	$1,792	$1,653,900	$(3,934)	$(120,072)	$1,531,694	$16,465	$1,548,159
Issuance of common stock			32,036,221	320	490,258	—	—	490,578	—	490,578
Conversion of Convertible Preferred Stock Series A and B to common stock	(828,472)	(8)	828,472	8	—	—	—	—	—	—
Conversion of OP Units to common stock	—	—	599,233	6	5,794	—	—	5,800	(5,800)	—
Common stock issued through distribution reinvestment plan	—	—	489,000	5	4,890	—	—	4,895	—	4,895
Common stock repurchases	—	—	(28,315,016)	(283)	(357,634)	—	—	(357,917)	—	(357,917)
Offering costs, commissions and dealer manager fees	—	—	—	—	(4,298)	—	—	(4,298)	—	(4,298)
Equity-based compensation	—	—	643,000	—	—	—	—	—	9,827	9,827
Amortization of restricted shares	—	—	—	—	4,068	—	—	4,068	—	4,068
Consideration paid for assets of Manager in excess of carryover basis	—	—	—	—	(3,035)	—	—	(3,035)	—	(3,035)
Equity component of convertible debt	—	—	—	—	9,372	—	—	9,372	—	9,372
Distributions declared	—	—	—	—	—	—	(112,069)	(112,069)	—	(112,069)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	108,247	108,247
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	750	750
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(5,170)	(5,170)
Net loss	—	—	—	—	—	—	(248,676)	(248,676)	(717)	(249,393)
Other comprehensive income	—	—	—	—	—	8,791	—	8,791	—	8,791
Balance September 30, 2013	—	$—	185,448,022	$1,848	$1,803,315	$4,857	$(480,817)	$1,329,203	$123,602	$1,452,805

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(249,393)	$(24,953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of operating partnership units for ARCT III Merger and other transaction related expenses	108,247	—
Depreciation	73,493	18,046
Amortization of intangible lease assets	18,889	4,259
Amortization of deferred costs	6,914	1,226
Amortization of above-market lease asset	189	56
Amortization of discount on convertible debt	347	—
(Gain) loss on held for sale properties	(14)	452
Equity-based compensation	13,895	837
Loss on derivative instruments	144	—
Unrealized loss on investments	14	—
Unrealized loss on contingent value rights obligations, net of settlement payments	49,314	—
Convertible obligations to Series C Convertible Preferred stockholders, fair value adjustment	4,827	—
Gain on sale of investments	(451)	—
Changes in assets and liabilities:
Investment in direct financing leases	102	—
Prepaid expenses and other assets	(12,081)	(3,284)
Accounts payable and accrued expenses	4,464	1,559
Deferred rent and other liabilities	3,068	1,914
Net cash provided by operating activities	21,968	112
Cash flows from investing activities:
Investments in real estate and other assets	(1,173,497)	(965,383)
Investment in direct financing leases	(57,551)	—
Capital expenditures	(113)	—
Purchase of assets from Manager	(1,041)	—
Proceeds from sale of property held for sale	—	553
Deposits for real estate investments	(28,836)	(4,914)
Purchases of investment securities	(12,004)	(8,055)
Proceeds from sale of investment securities	44,188	—
Net cash used in investing activities	(1,228,854)	(977,799)
Cash flows from financing activities:
Proceeds from mortgage notes payable	4,773	157,170
Proceeds from senior secured revolving credit facility	—	48,793
Payments on senior secured revolving credit facility	(124,604)	(110)
Proceeds from senior corporate credit facility	860,000	—
Payments on senior corporate credit facility	(260,000)	—
Payments of deferred financing costs	(38,221)	(13,650)
Advance from affiliate bridge loan	—	796
Payment of affiliate bridge loan	—	(796)
Proceeds from issuance of convertible debt	310,000	—
Common stock repurchases	(357,916)	(896)
Proceeds from issuances of preferred shares	—	9,000
Proceeds from issuance of convertible obligations to Series C Convertible Preferred stockholders	445,000	—
Proceeds from issuances of common stock	490,577	1,653,988
Payments of offering costs and fees related to stock issuances	(4,041)	(181,037)
Consideration paid for assets of Manager in excess of carryover basis	(3,035)	—
Contributions from non-controlling interest holders	750	3,000
Distributions to non-controlling interest holders	(5,170)	(376)
Distributions paid	(117,047)	(20,225)
Advances from affiliates, net	—	(623)
Premium payment on interest rate cap	—	(13)
Restricted cash	(572)	(1,212)
Net cash provided by financing activities	1,200,494	1,653,809
Net change in cash and cash equivalents	(6,392)	676,122
Cash and cash equivalents, beginning of period	156,873	19,331
Cash and cash equivalents, end of period	$150,481	$695,453
Supplemental Disclosures:
Cash paid for interest	$16,468	$5,749
Cash paid for income taxes	354	88
Non-cash investing and financing activities:
OP units issued to acquire real estate investment	—	6,352
Common stock issued through distribution reinvestment plan	4,895	12,613
Reclassification of deferred offering costs	—	900
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Properties, Inc. (the “Company” or “ARCP”), is a Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”). The Company's common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol "ARCP".
The Company acquires, owns and operates single-tenant, freestanding commercial real estate properties. The Company has acquired properties with a combination of long-term and medium-term leases and intends to continue to acquire properties with approximately 70% long-term leases and 30% medium-term leases, with an average portfolio remaining lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company expects this investment strategy to develop growth potential from below market leases. Additionally, the Company owns a portfolio that uniquely combines properties with stable income from high credit quality tenants, and properties that have substantial future growth potential.
The Company has advanced its investment objectives by growing its net lease portfolio through key mergers and acquisitions. Since January 1, 2013, the Company has completed or has definitive agreements to complete various mergers and portfolio acquisitions totaling approximately $18.0 billion of assets. See Note 2 — Mergers and Acquisitions.
Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 95.3% of the equity interests in the OP as of September 30, 2013. Certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 4.3% and 0.4%, respectively, of the equity interests in the OP. After holding units of limited partner interests in the OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert the OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has retained ARC Properties Advisors, LLC (the “Manager”), a wholly owned subsidiary of AR Capital LLC, (the "Sponsor"), to manage its affairs on a day to day basis and, as a result, is generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. The Company's board of directors determined that it is in the best interests of the Company and its stockholders to become self-managed prior to the pending closing of its merger with Cole Real Estate Investments, Inc. In connection with becoming self-managed, the Company expects to terminate the existing management agreement with the Manager, enter into appropriate employment and incentive compensation arrangements with its executives and acquire from the Manager certain assets necessary for its operations.
Note 2 — Mergers and Acquisitions
Completed Mergers and Significant Acquisitions
American Realty Capital Trust III Merger
On December 14, 2012, the Company entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with American Realty Capital Trust III, Inc. ("ARCT III") and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of the Company (the “ARCT III Merger”). The ARCT III Merger was consummated on February 28, 2013.
Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares which became vested, was converted into the right to receive (i) 0.95 of a share of the Company's common stock, (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III OP was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III's common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company's common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III's common stock were converted to shares of the Company's common stock at the ARCT III Exchange Ratio, resulting in an additional 140.7 million shares of the Company's common stock outstanding after the exchange.
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
Also in connection with the ARCT III Merger, the Company entered into an agreement with the Sponsor and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 14 — Related Party Transactions and Arrangements.
Accounting Treatment of the ARCT III Merger
The Company and ARCT III, from inception to the ARCT III Merger date, were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties have significant ownership interests in the Company and had significant ownership of ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge fees to the Company. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the merger had occurred as of the beginning of the earliest period presented, therefore the accompanying financial statements including the notes thereto are presented as if the ARCT III Merger had occurred on January 1, 2012.
GE Capital Portfolio Acquisition
On June 27, 2013, the Company, through its OP, acquired from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties (the “GE Capital Portfolio”) for consideration of $826.3 million exclusive of closing costs; no liabilities were assumed. The 447 properties are subject to 409 property operating leases, which are accounted for on the straight-line rent basis of accounting, and 38 direct financing leases, which are accounted for as a receivable at a discount to the remaining lease payments and estimated residual values of the related properties. Income on the direct financing leases is recorded using the effective interest method. In addition, the Company has recorded the fair value of the expected residual value of the property for property under direct financing leases.
CapLease, Inc. Merger
On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”).

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Pursuant to the terms and subject to the conditions set forth in the CapLease Merger Agreement, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, were converted into the right to receive $8.50 in cash without interest. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, were converted into the right to receive an amount in cash, without interest, equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP (the “CapLease Partnership Merger”), each outstanding unit of equity ownership of the CapLease's operating partnership other than units owned by CapLease or any wholly owned subsidiary of CapLease were converted into the right to receive $8.50 in cash, without interest. Shares of the CapLease's outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and had the right to receive $8.50 per share.
On November 5, 2013, the Company completed the merger with CapLease based on the terms of the CapLease Merger Agreement and total cash consideration of $920.7 million was paid to the common and preferred shareholders. The merger will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Results of operations for CapLease will be included in the Company’s consolidated financial statements from the date of acquisition.
Pending Mergers and Significant Acquisitions
American Realty Capital Trust IV Merger
On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013, (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provides for the merger of ARCT IV with and into a subsidiary of the Company (the “ARCT IV Merger”).
Pursuant to the terms and subject to the conditions set forth in the ARCT IV Merger Agreement, at the effective time of the ARCT IV Merger, each outstanding share of common stock of ARCT IV will be exchanged for (i) $9.00 to be paid in cash, plus (ii) 0.5190 shares of the Company’s common stock, par value $0.01, and (iii) 0.5937 shares of a new series of preferred stock to be designated as Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”), par value $0.01.
The Series F Preferred Stock will not be redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the Company’s status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they become convertible and are converted into common stock (or, if applicable, alternative consideration).
In addition, each outstanding Class B unit of equity ownership of the ARCT IV will be converted into the right to receive 2.3591 Class B OP Units of the Company and other equity units of ARCT IV will receive 2.3961 OP Units of the Company. In addition, on the date of the ARCT IV Merger, all outstanding restricted common stock of ARCT IV date will become fully vested and exchanged for shares of Company common stock based on the ARCT IV Exchange Ratio.
In connection with the ARCT IV Merger, ARCT IV's external advisor has agreed to waive a portion of the real estate commissions contractually due to it from ARCT IV upon the sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. ARCT IV's external advisor and ARCT IV agreed that ARCT IV's external advisor will be entitled to a reduced real estate commission of $8.4 million.
The Company has also entered into an agreement to purchase certain assets from ARCT IV's external advisor and reimburse ARCT IV's external advisor for certain expenses related to the ARCT IV Merger for total cash consideration of $5.8 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

ARCT IV's external advisor will be entitled to subordinated distributions of net sales proceeds in an amount estimated to be approximately $68.3 million, assuming an implied price of the Company's common stock of $13.50 per share upon the ARCT IV Merger. Such subordinated distributions of net sales proceeds will be payable in the form of equity units of ARCT IV that will automatically convert into OP Units of the Company upon consummation of the ARCT IV Merger and will be subject to a minimum one-year holding period from the date of issuance before being exchangeable into the Company's common stock. The actual amount of consideration to be paid for subordinated distributions of net sales proceeds will be based, in part, on the market price of the Company's common stock on the date of the ARCT IV Merger and will not be known until the ARCT IV Merger date.
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
The ARCT IV Merger is expected to close in the fourth quarter of 2013. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the ARCT IV Merger has not yet occurred and, although the Company believes that the completion of the ARCT IV Merger is probable, the closing of the ARCT IV Merger is subject to a vote by the common stockholders of ARCT IV and other customary conditions, and therefore there can be no assurance that the ARCT IV Merger will be consummated. Accordingly, the Company cannot assure that the ARCT IV Merger will be completed based on the terms of the ARCT IV Merger or at all.
Fortress Portfolio Acquisition
On July 24, 2013, AR Capital, LLC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by AR Capital, LLC, entered into a purchase and sale agreement with subsidiaries of Fortress Investment Group LLC ("Fortress") for the purchase and sale of 196 properties owned by Fortress for an aggregate contract purchase price of approximately $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties are expected to be acquired by the Company from Fortress for a purchase price of approximately $601.2 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs.The remaining properties are expected to close in the fourth quarter of 2013.
Inland Portfolio Acquisition
On August 8, 2013 the Company's Sponsor entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. ("Inland") for the purchase and sale of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the "Inland Portfolio") will be acquired by the Company from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired by the Company and other entities sponsored directly or indirectly by the Company's Sponsor from Inland. The Inland Portfolio is comprised of 33 properties. As of September 30, 2013, the Company has closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. The remaining properties are expected to close in the fourth quarter of 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Cole Real Estate Investments, Inc. Merger
On October 22, 2013, the Company entered into an Agreement and Plan of Merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc., a Maryland corporation (“Cole”), and certain subsidiaries of each company. The Cole Merger Agreement provides for the merger of Cole with and into a subsidiary of the Company (the “Cole Merger”).
Pursuant to the terms and subject to the conditions set forth in the Cole Merger Agreement, at the effective time of the Cole Merger, each outstanding share of common stock of Cole will be exchanged for (i) 1.0929 shares of common stock of ARCP, par value $0.01 per share, or (ii) $13.82 in cash. In no event will the cash consideration be paid with respect to more than 20% of the shares of Cole common stock issued and outstanding as of immediately prior to the consummation of the merger. If the aggregate elections for payment in cash exceed 20% of the number of shares of Cole common stock issued and outstanding as of immediately prior to the consummation of the merger, then the amount of cash consideration paid will be reduced on a pro rata basis to 20% with the remaining consideration paid in ARCP common stock. Cash will be paid in lieu of any fractional shares. In addition, upon the consummation of the Cole Merger all of Cole's restricted stock units and restricted performance units outstanding on that date will become vested and exchanged based on the same exchange provisions as for common stock. The merger is expected to close in the first half of 2014. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Cole Merger has not yet occurred and, although the Company believes that the completion of the Cole Merger is probable, the closing of the Cole Merger is subject to a vote by the common stockholders of both Cole and the Company and other customary conditions, and therefore there can be no assurance that the Cole Merger will be consummated. Accordingly, the Company cannot assure that the Cole Merger will be completed based on the terms of the Cole Merger or at all.
Note 3 — Summary of Significant Accounting Policies
The consolidated financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2012 of the Company, which are included on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on May 8, 2013. There have been no significant changes to these policies during the nine months ended September 30, 2013, other than the updates described below.
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
As part of the update to the provisional allocation of the purchase price for the GE Capital portfolio, the Company reclassified approximately $9.9 million from investment in direct financing leases receivables to investments in real estate, at cost.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Convertible Obligation to Series C Convertible Preferred Stockholders
On June 7, 2013, the Company issued, through a private placement, 28.4 million shares of Series C Convertible Preferred Stock (the “Series C Stock”) for gross proceeds of $445.0 million. Due to an unconditional obligation to either redeem or convert the Series C Stock into a variable number of shares of common stock that is predominantly based on a fixed monetary amount, the preferred securities are classified as an obligation under U.S. GAAP and are presented in the consolidated balance sheet as a liability. In September 2013, the Company entered into an agreement with the investors in the Series C Stock whereby, promptly following the closing of the CapLease Merger, the Series C Stock will be converted, in accordance with the terms of the original agreement, into 1.4 million shares of common stock representing an estimated $18.3 million of value, with the remaining balance of Series C Stock settled in cash. Total consideration to be paid in cash is estimated to be $435.6 million. The conversion and redemption of Series C Stock is expected to close promptly following the Company's merger with CapLease, which, as discussed in Note 2 — Mergers and Acquisitions, consummated on November 5, 2013. Certain holders of the Series C Stock have agreed to reinvest their cash proceeds into a new Series D Cumulative Convertible Preferred stock (“Series D Stock”) representing $249.6 million or 18.8 million shares. The remaining Series C stock holders have agreed to reinvest their cash proceeds from the redemption of the Series C Stock into common stock representing $186.0 million or 15.1 million shares. The convertible obligation to Series C convertible preferred stockholders is recorded at fair value at September 30, 2013, which approximates the estimated settlement value. The preferred shares liability will be carried at fair value and adjusted on a quarterly basis.
Convertible Debt
On July 29, 2013 the Company issued $300.0 million of Convertible Senior Notes and issued an additional $10.0 million of Convertible Senior Notes on August 1, 2013. The notes mature August 1, 2018 and are convertible to cash or shares of the Company's common stock at the Company's option in accordance with the agreement. In accordance with U.S GAAP, the notes are accounted for as a liability with a separate equity component recorded for the conversion option. The liability was recorded on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the expected life of the Convertible Senior Notes.
Contingent Valuation Rights
On June 7, 2013, the Company issued to certain common stock investors 29.4 million contingent value rights (“Common Stock CVR's”) and to the Series C Convertible Preferred Stock investors 28.4 million contingent value rights (“Preferred Stock CVR's”). In September 2013, certain investors holding the Common Stock CVR's received $20.4 million representing the maximum payment of $1.50 per share as defined in the agreement. The remaining Common Stock CVR holders have deferred settlement of the amount owed to them of $23.7 million and will reinvest those proceeds in Series D Stock, which reinvestment is expected to occur, as discussed above, promptly following the CapLease Merger, which consummated on November 5, 2013.
In accordance with an agreement with the Preferred Stock CVR holders dated September 15, 2013, the Preferred Stock CVR's will be settled for $0.90 per Preferred CVR or a total of $25.6 million.
The holders of certain of the Preferred Stock CVR's have agreed to reinvest their payment into Series D Stock representing $14.6 million or 1.1 million shares with the remaining $11.0 million paid in cash. The settlement of the Preferred Stock CVR will occur promptly following the CapLease Merger, which consummated on November 5, 2013.
Changes in the fair value of the contingent valuation rights obligation is recorded in the consolidated statement of operations and comprehensive loss as an unrealized gain or loss in the period incurred.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Non-Controlling Interests
As described in Note 1 — Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Furthermore, upon conversion of OP Units to common stock, any difference between the fair value of common shares gives and the carrying value of the OP Units converted is recorded as a component of equity. As of September 30, 2013 and December 31, 2012, there were 9,051,661 and 1,621,349 OP Units outstanding, respectively.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 6 — Derivatives and Hedging Activities for the Company's disclosure of information about offsetting and related arrangements.
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
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 6 — Derivatives and Hedging Activities for the Company's disclosure of the information about the amounts reclassified out of accumulated other comprehensive income by component.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 4 — Real Estate Investments
The following table presents the allocation of the assets acquired during the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013(1)	2012
Real estate investments, at cost:
Land	$13,620	$62,171	$273,047	$146,439
Buildings, fixtures and improvements	71,046	334,566	787,192	707,499
Total tangible assets	84,666	396,737	1,060,239	853,938
Acquired intangibles:
In-place leases	10,014	56,622	117,458	117,797
Below market leases	(4,200)	—	(4,200)	—
Total assets acquired, net	90,480	453,359	1,173,497	971,735
OP Units issued to acquire real estate investments	—	—	—	(6,352)
Cash paid for acquired real estate investments	$90,480	$453,359	$1,173,497	$965,383
Number of properties acquired	38	207	528	377
_______________________________________________
(1) Excludes 38 properties comprised of $57.4 million of net investments subject to direct financing leases.
Land, buildings, fixtures and improvements, in-place lease intangibles, investments in direct financing leases and below market leases amounting to $826.3 million, are comprised of $202.3 million, $502.5 million, $68.3 million, $57.4 million and $(4.2) million, respectively, which have been provisionally assigned to each class of asset, pending receipt of the final appraisals and other information being prepared by a third-party specialist.
As part of the update to the preliminary allocation of the purchase prices for the GE Capital portfolio, the Company reclassified approximately $9.9 million from direct financing lease receivables to investments in real estate at cost.
During the second quarter of 2013, the Company classified a Shaw's Supermarket in Plymouth, MA, as a held for sale property. As of September 30, 2013, the Company owned two properties which were classified as held for sale, including one vacant property.
The following table presents unaudited pro forma information as if the acquisitions during the three and nine months ended September 30, 2013 had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $1.2 million and $14.6 million for the three months ended September 30, 2013 and 2012, respectively, and merger and other transaction related expenses of $3.8 million for the three months ended September 30, 2013. The unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $22.0 million and $27.2 million for the nine months ended September 30, 2013 and 2012, respectively, and merger and other transaction related expenses of $146.2 million and $20 thousand for the nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2013	2012	2013	2012
Pro forma revenues	$59,074	$20,949	$177,222	$160,534
Pro forma net income (loss) attributable to stockholders	$(53,842)	$864	$(68,300)	$71,352

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

	Future Minimum Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2013 - December 31, 2013	$54,638	$1,083
2014	217,104	4,410
2015	213,758	4,324
2016	209,300	4,279
2017	198,779	3,975
Thereafter	1,298,718	12,258
Total	$2,192,297	$30,329
_______________________________________________
(1) 38 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
Net Investment in Direct Financing Leases
The components of the Company's net investment in direct financing leases are as follows (in thousands):

September 30, 2013
Future minimum lease payments receivable	$30,329
Unguaranteed residual value of property	41,859
Unearned income	(14,739)
Net investment in direct financing leases	$57,449
Tenant Concentration
The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2012. Annualized rental income for net leases is rental income on a straight-line basis as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable. There were no tenants exceeding 10% of consolidated annualized rental income on a straight-line basis at September 30, 2013.

	September 30,
Tenant	2013	2012
Dollar General	*	16.9%
FedEx	*	14.1%
Citizens Bank	*	13.6%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.
No other tenant represents more than 10% of total consolidated annualized rental income on a straight-line basis for the periods presented.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Geographic Concentration
The Company had no concentrations of properties where annual rental income for properties in any state, on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of September 30, 2013 or 2012.
Note 5 — Investment Securities
Investment securities are considered available-for-sale and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses are reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund as of September 30, 2013	$10,000	$—	$(520)	$9,480
Preferred securities as of December 31, 2012	$41,747	$223	$(316)	$41,654
At September 30, 2013, the Company had investments in a real estate fund, which was invested primarily in equity securities of other publicly traded REITS.
At December 31, 2012, the Company had investments in redeemable preferred stock and senior notes, accounted for as debt securities, with a fair value of $41.7 million. These investment securities were sold during the nine months ended September 30, 2013, resulting in a gain on sale of investments of $0.5 million.
Note 6 — Derivatives and Hedging Activities
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $4.8 million will be reclassified from other comprehensive income as an increase to interest expense. During the three and nine months ended September 30, 2013, the Company accelerated the reclassification of approximately $27,000 from other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate products	Derivative assets, at fair value	$7,088	$—
Interest rate products	Derivative liabilities, at fair value	$(1,785)	$(3,830)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012, respectively (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(4,880)	$(1,541)	$6,009	$(4,715)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(1,258)	$(343)	$(3,209)	$(678)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(56)	$(91)	$(79)	$(91)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of September 30, 2013 and December 31, 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2013	$7,088	$(1,785)	$—	$7,088	$(1,785)	$—	$—	$5,303
December 31, 2012	$—	$(3,830)	$—	$—	$(3,830)	$—	$—	$(3,830)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2013, the fair value of the derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $2.0 million. As of September 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.0 million at September 30, 2013.
Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

AOCI Component	Amount Reclassified from AOCI				Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized loss on investment securities, net	$—	$—	$93	$—	Gain on sale of investment securities
Designated derivatives, fair value adjustment	(1,258)	(343)	(3,209)	(678)	Interest expense
Note 7 — Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of September 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
September 30, 2013	165	$269,891	4.25%	4.68
December 31, 2012	164	$265,118	4.28%	5.51
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 2.73% to 6.13% at September 30, 2013 and 3.32% to 6.13% at December 31, 2012.

(2)	Weighted average remaining years until maturity as of September 30, 2013 and December 31, 2012, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2013 (amounts in thousands):

Year	Total
October 1, 2013 - December 31, 2013	$47
2014	189
2015	13,767
2016	16,820
2017	169,768
Thereafter	69,300
Total	$269,891
The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of September 30, 2013, the Company was in compliance with the debt covenants under the mortgage loan agreements.
Note 8 — Other Long Term Debt
The Company has the following class of convertible preferred stock outstanding at September 30, 2013:

Issue	Date Issued	Units	Gross Proceeds (In thousands)	Liquidation Preference	Dividend/Interest Rate

Shares classified as Liabilities:
Series C Convertible Preferred Stock	June 7, 2013	28,398,213	$445,000	$15.67	5.81%
Convertible Obligation to Series C Convertible Preferred Stockholders
The fair value of the convertible obligation to Series C convertible preferred stockholders (“Series C Stock”) was determined to approximate the proceeds received at issuance of $445.0 million. Pursuant to the terms of Series C Stock purchase agreements, the Series C Stock is expected to be settled promptly following the Company’s merger with CapLease or December 31, 2013, in a combination of common shares of the Company and cash consideration at the election of the Company. At September 30, 2013, the fair value of the obligation was remeasured and determined to be $449.8, which is based predominately on the estimated settlement value. The change in fair value is recorded as interest expense in the consolidated statement of operations and comprehensive loss. The settlement is expected to close promptly following the CapLease Merger, which, as discussed in Note 2 — Mergers and Acquisitions, consummated on November 5, 2013.
On September 15, 2013, the Company entered into definitive purchase agreements pursuant to which it will issue Series D Preferred, par value $0.01 per share, at a 5.81% coupon and common stock, par value $0.01 per share, to institutional holders of Series C Convertible Preferred Stock promptly following the close of the Company's merger with CapLease, which consummated on November 5, 2013, via a private placement. In accordance with the terms of the purchase agreement relating to the Company’s previously issued Series C Preferred, Series C Preferred will be redeemed for cash or common stock. Pursuant to the new definitive purchase agreements, the Company will issue approximately 21.7 million shares of Series D Preferred and 15.1 million shares of common stock to the holders of Series C Preferred. The shares of Series D Preferred will be convertible, in certain circumstances, into common stock or Series E Cumulative Preferred Stock or redeemable into cash, at the discretion of the Company.
Convertible Senior Note Offering
On July 29, 2013, the Company issued $300.0 million of Convertible Senior Notes and issued an additional $10.0 million of Convertible Senior Notes on August 1, 2013. The notes mature August 1, 2018 and are convertible to cash or shares of the Company’s common stock at the Company's option in accordance with the agreement. The fair value of the notes was determined at issuance to be $300.6 million, resulting in a debt discount of $9.4 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the notes. As of September 30, 2013, the carrying value of the notes was $301.0 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 9 — Credit Facility
Senior Corporate Credit Facility
The Company and the OP are parties to a credit facility with Wells Fargo, National Association (the "Credit Facility"), as administrative agent and other lenders party thereto.
At September 30, 2013, the Credit Facility has commitments of $1.7 billion. The Credit Facility has an accordion feature, which, if exercised in full, would allow the Company to increase borrowings under the Credit Facility to $2.5 billion, subject to additional lender commitments, borrowing base availability and other conditions.
At September 30, 2013, the Credit Facility contains an $940.0 million term loan facility and a $760.0 million revolving credit facility. Loans under the Credit Facility are priced at the applicable rate (at the Company's election, either a floating interest rate based on one month LIBOR, determined on a daily basis) plus 1.60% to 2.20%, or a prime-based interest rate, based upon the Company’s current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company's election, advances under the revolving credit facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility.
The Credit Facility provides for monthly interest payments. In the event of a default, each lender has the right to terminate its obligations under the Credit Facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017, unless extended, to which the term loan facility will terminate on February 14, 2018. The Company may prepay borrowings under the Credit Facility and the Company incurs an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. The Credit Facility also requires the Company to maintain certain property available for collateral as a condition to funding.
As of September 30, 2013, there was $600.0 million outstanding on the Credit Facility, of which $85.0 million bore a floating interest rate of 1.93%, and for $515.0 million of the Credit Facility's floating base interest rate is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our leverage, interest on this portion was 2.78% at September 30, 2013. At September 30, 2013, there was up to $1.9 billion available to the Company for future borrowings, subject to additional lender commitments and borrowing availability.
The Credit Facility requires restrictions on corporate guarantees as well as the maintenance of financial covenants including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. At September 30, 2013, the Company was in compliance with the debt covenants under the Credit Facility.
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
Note 10 — Fair Value of Financial Instruments
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company’s interest rate cap derivative measured at fair value on a recurring basis as of September 30, 2013 was zero and was classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2013:
Investment in real estate fund	$—	$9,480	$—	$9,480
Interest rate swap assets	—	7,088	—	7,088
Interest rate swap liabilities	—	(1,785)	—	(1,785)
Convertible obligation to Series C Convertible Preferred stockholders	—	(449,827)	—	(449,827)
Contingent value rights obligation to investors	—	(49,314)	—	(49,314)

December 31, 2012:
Investment in preferred securities	$41,654	$—	$—	$41,654
Interest rate swap liabilities	—	(3,830)	—	(3,830)
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2013, except for the transfer of the contingent value rights obligation to preferred shareholders and convertible obligations to Series C Convertible preferred shareholders from Level 3 to Level 2 of $49.3 million and $449.8 million, respectively, as the obligations are now based on observable inputs.
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2013:

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

	Contingent value rights obligation to investors	Convertible obligation to Series C Convertible Preferred stockholders	Total
Beginning balance	$—	$—	$—
Fair value at issuance	—	(445,000)	(445,000)
Settlement of the CVR obligation to common investors	20,362	—	20,362
Fair value adjustment	(69,676)	(4,827)	(74,503)
Transfers to Level 2	49,314	449,827	499,141
Ending balance	$—	$—	$—
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
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	September 30, 2013	September 30, 2013	December 31, 2012	December 31, 2012
Convertible debt	3	$300,975	$300,628	$—	$—
Mortgage notes payable	3	269,891	273,536	265,118	271,056
Senior secured revolving credit facility	3	—	—	124,604	124,604
Senior corporate credit facility	3	600,000	600,000	—	—
		$1,170,866	$1,174,164	$389,722	$395,660
The fair value of mortgage notes payable and convertible debt are obtained by calculating the present value at current market rates. The terms of the senior corporate credit facility, which take into account the Company's leverage ratio are considered commensurate with the market, as such, the outstanding balance on the facility approximates fair value.
Note 11 — Preferred and Common Stock
Convertible Preferred Stock
During the three months ended September 30, 2013, the Company converted all 545,454 outstanding shares of its Series A Convertible Preferred Stock and all 283,018 outstanding shares of Series B Convertible Preferred Stock into 829,629 shares of the Company's common stock, which included dividends on the preferred stock.
Preferred Stock
On September 16, 2013, the Board of Directors unanimously approved the issuance of Series D Preferred Stock and the issuance of Series E Preferred Stock. As of September 30, 2013, there were no shares issued or outstanding under the Series D Preferred Stock plan or the Series E Preferred Stock plan. On October 6, 2013, in connection with the modification to the ARCT IV Merger, the Board of Directors unanimously approved the issuance of Series F Preferred Stock.
Increases in Authorized Common Stock
On July 2, 2013, the Company filed articles of amendment to its charter to increase the number of authorized shares of common stock to 750,000,000 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Offerings
On August 1, 2012, the Company filed a $500 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of September 30, 2013, the Company had issued 2.1 million shares of common stock under the $500 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under this $500 million universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following are the Company's equity offerings of common stock during the nine months ended September 30, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares(1)	Gross Proceeds
Registered follow on offering	January 29, 2013	2,070,000	$26.7
ATM	January 1 - September 30, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Dividends paid in common stock (2)	August 5, 2013	1,157	—
Total		32,036,221	$490.6
_______________________________________________
(1) Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III's common stock in conjunction with the ARCT III Merger.
(2) Represents common shares issued to holders of the Series A Preferred Stock in lieu of unpaid dividends.

Dividends
The Company's board of directors has authorized, and the Company began paying, dividends since October 2011 on the fifteenth day of each month to stockholders of record on the eighth day of such month. During the nine months ended September 30, 2013, the board of directors of the Company has authorized the following increases in the Company's dividend.

Dividend increase declaration date	Annualized dividend per share	Effective date
March 17, 2013	$0.91	June 8, 2013
May 28, 2013	$0.94	December 8, 2013*
October 23, 2013	$1.00	**
_______________________________________________
* The dividend increase became effective at the close of the CapLease Merger, which consummated on November 5, 2013.
** The dividend increase is contingent upon, and effective with, the close of the Cole Merger.
The annualized dividend rate at September 30, 2013 was $0.910 per share.
Common Stock Repurchases
On August 20, 2013, the Company's board of directors reauthorized its $250 million share repurchase program which was originally authorized in February 2013. During the three and nine months ended September 30, 2013, the Company repurchased approximately 0.6 million shares at an average price of $13.06 per share or $7.5 million in total.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to the Manager in connection with the IPO, all of which vested during the nine months ended September 30, 2013. All such awards of shares will vest ratably on a quarterly or annual basis over a three-year period beginning on the first anniversary of the date of grant and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as dividends are paid to the stockholders.
Director Stock Plan
The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company's independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At September 30, 2013, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.
The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock awarded to the Manager under the Equity Plan is updated at the end of each quarter based on quarter end closing stock price through the final vesting date.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following tables detail the restricted shares activity within the Equity Plan, Director Stock Plan and RSP during the nine months ended September 30, 2013:
Restricted Share Awards

	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded December 31, 2012	259,909	$11.84	30,300	$10.68
Granted	625,000	14.30	18,000	14.58
Forfeited	—	—	—	—
Awarded September 30, 2013	884,909	$13.57	48,300	$12.13
Unvested Restricted Shares

	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	186,403	$11.62	27,930	$10.58
Granted	625,000	14.30	18,000	14.58
Vested	(186,403)	(11.62)	(27,930)	(10.58)
Forfeited	—	—	—	—
Unvested, September 30, 2013	625,000	$14.30	18,000	$14.58
For the three months ended September 30, 2013 and 2012, compensation expense for restricted shares was $1.1 million and $0.4 million, respectively. For the nine months ended September 30, 2013 and 2012, compensation expense for restricted shares was $1.7 million and $0.7 million, respectively. Compensation expense of $2.2 million for the accelerated vesting of restricted shares in conjunction with the ARCT III Merger was recorded as merger and other transaction related costs, during the nine months ended September 30, 2013.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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
For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.25% of the Company's equity market capitalization of $2.1 billion will be “locked-in” based upon the attainment of the performance hurdles set forth above for each annual measurement period. In addition, a portion of the OPP Cap equal to a maximum of up to 3.0% of the Company's equity market capitalization will be “locked-in” based upon the attainment of the performance hurdles set forth above for the interim measurement period, which if achieved, will supersede and negate any prior “locked-in” portion based upon annual performance through December 31, 2013 and 2014 (i.e., a maximum award opportunity equal to a maximum of up to 3.0% of the Company's equity market capitalization may be “locked-in” through December 31, 2014). Since certain awards under the OPP plan are dependent on the comparison of the Company's current market capitalization to the the Company's market capitalization at the inception of plan, the issuance of additional common shares by the Company may result in higher awards.
Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate award earned under the OPP, which will be the lesser of the sum of the two components and the OPP Cap. The OPP Pool will be used to determine the number of LTIP units that vest. Any unvested LTIP units will be immediately forfeited on December 31, 2015. At September 30, 2013, 100% of the OPP Pool has been allocated.
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
The fair value of the LTIP Units granted is measured at each reporting date and is being amortized over the performance period. During the three and nine months ended September 30, 2013, the Company has recorded expense of $6.1 million and $9.8 million, respectively, for the OPP.
Note 13 — Commitments and Contingencies
Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (amounts in thousands):

Future Minimum Base Rent Payments
October 1, 2013 - December 31, 2013	$261
2014	731
2015	732
2016	733
2017	737
Thereafter	6,754
Total	$9,948

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except as follows:
ARCT III Litigation Matters
Since the announcement of the ARCT III Merger Agreement on December 17, 2012, Randell Quaal filed a putative class action lawsuit filed on January 30, 2013 against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court of the State of New York. The plaintiff alleges, among other things, that the board of ARCT III breached its fiduciary duties in connection with the transactions contemplated under the ARCT III Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the ARCT III Merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
CapLease Litigation Matters
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
September 30, 2013
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
Counsel who filed each of these three cases reached an agreement with each other as to who will serve as lead plaintiff and lead plaintiffs' counsel in the cases and where they will be prosecuted. Thus, on August 9, 2013, counsel in the Tarver Action filed a motion for stay in the Baltimore Court, information the court they had agreed to join and participate in the prosecution of the Mizani and Carach Actions in the New York Court. The defendants consented to the stay of the Tarver Action in Baltimore Court, and on September 5, 2013, Judge Pamela J. White issued an order granting to stay. Consequently, there has been no subsequent activity in the Baltimore Court in the Tarver Action. Also on August 9, 2013, all counsel involved in the Mizani and Carach Actions filed a joint stipulation in the New York Court, reflecting agreement among all parties in the Mizani and Carach Actions should be consolidated and setting out a schedule for early motion practice in response to the complaints filed. All defendants filed a motion to dismiss all claims on September 23, 2013. Plaintiffs' response to those motions is due on or before November 7, 2013. To date, no injunctive filings have been made by or on behalf of the plaintiffs. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.
On October 8, 2013, John Poling filed a punitive class action lawsuit in the Circuit Court of Baltimore City against ARCP, ARC Operating Partnership, L.P., Safari Acquisition LLC, CapLease, CapLease LP, CFL OP General Partner, LLC and members of the CapLease, Inc. board of directions. The complaint alleges, that the merger agreement breaches terms of the CapLease' 8.375% Series B Cumulative Redeemable Preferred Stock and the terms of the 7.25% Series C Cumulative Redeemable Preferred Stock and is in violation of the Series B Articles Supplementary and the Series C Articles Supplementary. The complaint alleges breach of contract and breach of fiduciary duty. The plaintiff seeks, among other things, declaratory relief, damages and an injunction to halt the redemption of the Series B and Series C Preferred Stock. The Company believes that the allegations of the complaint are without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.
Cole Litigation Matters
To date, five lawsuits have been filed in connection with the Cole Merger. The first, Wunsch v. Cole Real Estate Investments, Inc., et al (“Wunsch”), No. 13-CV-2186, is a putative class action that was filed on October 25, 2013 in the U.S. District Court for the District of Arizona. On October 30, 2013, October 31, 2013 and November 1, 2013, four other putative stockholder class action lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i)Operman v. Cole Real Estate Investments, Inc., et al; (ii) Branham v. Cole Real Estate Investments, Inc., et al; (iii) Wilfong v. Cole Real Estate Investments, Inc., et al. and (iv) Polage v. Cole Real Estate Investments, Inc., et al. All of these lawsuits name the Company, Cole and Cole’s board of directors as defendants; Wunsch, Branham, Wilfong and Polage also name Merger Sub as a defendant. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of the Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of Cole, and that certain entity defendants aided and abetted those breaches. In addition, the Operman lawsuit claims that the individual defendants breached their duty of candor to shareholders and the Branham and Polage lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. Among other remedies, the complaints seek injunctive relief prohibiting the defendants from completing the proposed merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys’ fees.

The Company believes that the lawsuits in connection with the Cole Merger are without merit and that it has substantial meritorious defenses to the claims set forth in the complaints.
The Company maintains directors and officers liability insurance, which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuits.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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
Note 14 — Related Party Transactions and Arrangements
Ownership by Affiliates
Certain affiliates of the Company have ownership in the Company through ownership of shares of the Company's common stock, shares of unvested restricted common stock and OP units. As of September 30, 2013 and December 31, 2012, 5.09% and 1.39%, respectively, of the total equity units issued by the Company were owned by affiliates.
Fees Paid in Connection with Common Stock Offerings
RCS served as the dealer manager of the ARCT III IPO. RCS received fees and compensation in connection with the sale of ARCT III’s common stock in the ARCT III IPO. RCS received a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers in the ARCT III IPO. In addition, RCS received up to 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee in the ARCT III IPO. RCS was permitted to reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. RCS has also received compensation for various other Company equity transactions.
The following table details the results of such activities related to RCS, which are recorded as offering costs on the consolidated statement of changes in equity (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Total commissions and fees paid to RCS	$—	$80,739	$—	$160,530	$—	$—
The Company reimbursed the Manager, the ARCT III Advisor and RCS for services relating to the ARCT III IPO, and other significant transactions such as the ARCT III Merger, for which the Manager provided assistance. The following table details the results of such activities related to offering and other significant transactions costs reimbursed to the Manager, the ARCT III Advisor and RCS (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Offering expense and other significant transactions reimbursements	$814	$(3,473)	$1,951	$16,808	$—	$—
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance. The Company's Manager waived such portion of its management fee in excess of certain net income thresholds related to the Company's operations. The management fee is payable in cash. In conjunction with the ARCT III Merger, the base management fee was reduced to 0.40% per annum for the unadjusted book value of assets over $3.0 billion. Management fees, if accrued are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss.
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
Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the ARCT III Advisor was eliminated. Instead, ARCT III issued (subject to periodic approval by its board of directors) to the ARCT III Advisor performance-based restricted partnership units of the ARCT III OP designated as “Class B units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT III OP’s assets plus all distributions made equal or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); and (y) a liquidity event has occurred.
The ARCT III Advisor received distributions on unvested Class B units equal to the distribution rate received on ARCT III common stock. Such distributions on issued Class B units were included as general and administrative expense in the consolidated statement of operations until the performance condition is considered probable to occur. 145,022 Class B units were approved by ARCT III's board of directors as of December 31, 2012. During January and February 2013, ARCT III's board of directors approved, and ARCT III issued, 603,599 Class B units to the ARCT III Advisor for its asset management services provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these Class B Units, was not completed. The performance condition related to these Class B units was satisfied upon the completion of the ARCT III Merger and expense of $9.9 million was recorded at that time. The Class B units then converted to ARCT III OP units which converted to 711,190 OP Units after the application of the ARCT III Exchange Ratio. These expenses were recorded in merger and other transaction related in the consolidated statements of operations and comprehensive loss.
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
September 30, 2013
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
The following table details amounts incurred by the Company or ARCT III and contractually due to the Sponsor, ARCT III Advisor or the Manager and forgiven in connection with the operations related services described above (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
	2013		2012		2013		2012		September 30, 2013	December 31, 2012
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees (1)	$86	$—	$4,529	$—	$3,190	$—	$9,712	$—	$—	$364
Financing fees and related cost reimbursements	—	—	1,424	—	7,500	—	2,683	—	—	—
Other expense reimbursements	42	—	3,614	—	8,359	—	7,527	—	—	18
On-going fees:
Base management fees (2)	3,739	3,739	278	278	8,393	6,109	1,725	1,513	—	—
Transfer agent fees	103	—	—	—	270	—	—	—	23	—
Property management and leasing fees (2)	—	—	250	250	799	799	456	456	—	—
Total operational fees and reimbursements	$3,970	$3,739	$10,095	$528	$28,511	$6,908	$22,103	$1,969	$23	$382
_______________________________________________
(1) In conjunction with the ARCT III Merger, the payment of acquisition fees was terminated, however for properties that were in ARCP's or ARCT III's pipeline at the ARCT III Merger date, the fees were paid as the Manager had sourced and negotiated the purchase price prior to the ARCT III Merger.
(2) The amounts incurred and paid were recognized in merger and other transaction related costs during the nine months ended September 30, 2013 as they relate to the ARCT III Merger.
Under an administrative support agreement between the Company and the Sponsor, the Sponsor was to pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which was one year after the closing of the IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, were less than the amount of the distributions declared by the Company during this one-year period. To the extent these amounts were paid by the Sponsor, they would not be subject to reimbursement by the Company. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. In addition, the ARCT III Advisor provided expense support to ARCT III from time to time to assist ARCT III with operating cash flow, distributions or other operational purposes.
The following table details general and administrative expenses absorbed by the Sponsor and the ARCT III Advisor and paid to the Company or ARCT III during the three and nine months ended September 30, 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Receivable as of
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
General and administrative expenses absorbed	$—	$—	$—	$234	$—	$—
Fees Paid in Connection with the ARCT III Merger
ARCT III entered into agreements with affiliates to provide legal and other support services prior to the ARCT III Merger totaling $1.3 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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
Fees paid in connection with the ARCT III Merger were recorded in merger and transaction related in the consolidated statements of operations and comprehensive loss. Additionally, the Company acquired fixed assets with a carryover basis of $1.0 million from the Advisor; the consideration paid to the Advisor in excess of the carryover basis was approximately $3.0 million.
Investment by Affiliate
In connection with the ARCT III Merger, the Special Limited Partner invested $0.8 million in exchange for 56,797 OP Units after the effect of the ARCT III Exchange Ratio.
Investment in Affiliate
During the nine months ended September 30, 2013, the Company invested $10.0 million in an affiliated real estate fund, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITS. The fair value of the investment at September 30, 2013 was $9.5 million.
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
As a result of these relationships, the Company is dependent upon the Manager, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by the Manager and its affiliates and has announced that it will internalize executive management and certain other administrative functions after the ARCT IV and Cole Mergers are completed. The Company may from time to time engage the Manager for legal, information technology or other support services for which it will pay a fee.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 16 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, expect for shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss from continuing operations attributable to stockholders	$(59,154)	$(12,687)	$(248,840)	$(24,310)
Less: dividends declared on preferred shares	(53)	(140)	(368)	(210)
Net loss from continuing operations attributable to common stockholders	(59,207)	(12,827)	(249,208)	(24,520)
Net income (loss) from discontinued operations attributable to common stockholders	91	(3)	164	(478)
Net loss attributable to common stockholders	$(59,116)	$(12,830)	$(249,044)	$(24,998)

Weighted average common shares outstanding (1)	184,807,219	138,323,562	166,970,341	76,950,157
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.32)	$(0.09)	$(1.49)	$(0.31)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$—	$—	$—	$(0.01)
Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(0.09)	$(1.49)	$(0.32)
_______________________________________________
(1) Weighted average shares for the nine months ended September 30, 2013 are adjusted on a pro forma basis as if the purchase of 27.7 million shares of ARCT III common stock for cash, purchased in conjunction with the ARCT III Merger, had been completed at the beginning of the period. Weighted average shares for the nine months ended September 30, 2013, excluding this pro forma adjustment, were 172,798,170 and net loss per share was $1.44 per share, basic and diluted.
As of September 30, 2013, the Company excluded 9,051,661 OP Units outstanding, which are convertible to an equal number of shares of the Company's common stock, 643,000 shares of unvested restricted stock outstanding, 28,398,213 shares of the Company's Series C Convertible Preferred Stock outstanding, and 18,539,550 of potentially dilutive shares of common stock attributable to the Convertible Senior Notes calculated based on the principle outstanding as of September 30, 2013 from the calculation of diluted net loss per share as the effect would have been antidilutive.
Note 17 — Discontinued Operations and Properties Held for Sale
The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and operating results for those properties as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. In the normal course of business, changes in the market or changes in credit risk of certain tenants, among other factors, may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of September 30, 2013 and December 31, 2012, the Company held two properties (one vacant and one occupied) and one vacant property, respectively, classified as held for sale on the accompanying respective consolidated balance sheets. The occupied property classified as held for sale generated approximately $0.4 million of cash flow from rental income for the nine months ended September 30, 2013.
Disposition of Asset Held for Sale
On March 5, 2013, the Company executed a purchase and sale agreement to sell a Citizens Bank branch in Worth, IL classified as held for sale as of September 30, 2013. The sale price of the asset is $0.7 million in cash, which approximates the carrying value of the property.
On July 17, 2013, the Company executed a letter of intent to sell a Shaw's Supermarket in Plymouth, MA classified as held for sale as of September 30, 2013. The sale price of the asset is $6.3 million in cash, which is approximately $0.9 million greater than the carrying value of the property.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 18 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:
Commitment for Senior Secured Term Loan Facility
On October 22, 2013, Barclays Bank PLC provided its commitment to the Company for a $2.175 billion senior secured term loan facility. The proceeds will be used (a) to fund the cash component of the consideration for the Cole Merger, (b) to refinance Cole's existing credit facilities and (c) to pay transaction costs. All amounts outstanding under the facility will bear interest, at the Company's option, at a rate per annum equal to a base rate plus 2.00% per annum or the reserve adjusted Eurodollar Rate plus 3.00% per annum. The facility will be available for drawings on or before April 22, 2014 subject to the Company's shareholder approval.
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from October 1, 2013 to November 6, 2013 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – September 30, 2013 (2)	1,219	20,399,857	$3,033,684
Acquisitions	109	13,624,593	2,126,441
Total portfolio – November 6, 2013 (2)	1,328	34,024,450	$5,160,125
____________________________
(1)Contract purchase price, excluding acquisition and transaction related costs.

(2)	Total portfolio excludes one vacant property contributed in September 2011, which was classified as held for sale at September 30, 2013.

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

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We are obligated to pay substantial fees to our Manager.

•	We may not be able to realize fully, or at all, the anticipated benefits of the ARCT III Merger, which consummated on February 28, 2013 or the CapLease Merger, which consummated on November 5, 2013.

•	We may not be able to consummate the ARCT IV Merger or the Cole Merger.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol "ARCP".
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
We advanced our investment objectives by growing our net lease portfolio through key mergers and acquisitions. Since January 1, 2013, we have completed or have definitive agreements to complete various mergers and portfolio acquisitions totaling approximately $18.0 billion of assets. See Note 2 — Mergers and Acquisitions.
Substantially all of our business is conducted through our ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and holder of 95.3% of the equity interest in the OP as of September 30, 2013. Certain affiliates of ours and certain unaffiliated investors are limited partners and owners of 4.3% and 0.4%, respectively, of the equity interest in our OP. After holding units of limited partner interests in our OP for a period of one year, holders of OP Units have the right to convert limited partner interest in the OP (“OP Units”) for the cash value of a corresponding number of shares of our common stock or, at the option of our OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of our OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of our OP’s assets.
We have retained the Manager to manage our affairs on a day to day basis and, as a result, we are generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by employees of ours. Our board of directors determined that it is in the best interests of us and our stockholders to become self-managed prior to the pending mergers with Cole Real Estate Investments, Inc. In connection with becoming self-managed, we expect to terminate the existing management agreement with our Manager, enter into appropriate employment and incentive compensation arrangements with our executives and acquire certain assets from the Manager necessary for our operation.
As of September 30, 2013, excluding one vacant property classified as held for sale, we owned 1,219 properties consisting of 20.4 million square feet, 100% leased with a weighted average remaining lease term of 9.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of September 30, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 69.4% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.

Completed Mergers and Major Acquisitions
American Realty Capital Trust III Merger
On December 14, 2012, we entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with American Realty Capital Trust III, Inc. ("ARCT III") and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III (the "ARCT Merger") with and into a subsidiary of ours. The ARCT III Merger was consummated on February 28, 2013.
Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares which became vested, was converted into the right to receive (i) 0.95 of a share of our common stock, or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III OP was converted into the right to receive 0.95 of the same class of unit of equity ownership in our OP.
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
Also in connection with the ARCT III Merger, we entered into an agreement with the Sponsor and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 14 — Related Party Transactions and Arrangements.
Accounting Treatment of the ARCT III Merger
We and ARCT III were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of the Sponsor. The Sponsor and its related parties had ownership interests in us and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge significant fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge us fees. Due to the significance of these fees, the advisors and ultimately the Sponsor is determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualifies them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the Merger date.
GE Capital Portfolio Acquisition
On June 27, 2013, we, through our operating partnership, acquired the equity interests in the entities that own a real estate portfolio comprised of 447 properties, (the “GE Capital Portfolio”) for consideration of $774.0 million exclusive of closing costs. The 447 properties are subject to 409 property operating leases, which will be accounted for on the straight-line rent basis of accounting and 38 direct financing leases, which are accounted for as a receivable at a discount to the remaining lease payments and estimated residual values of the related properties. Income on these leases is recorded on using the effective interest method. In addition, we have recorded the fair value of the expected residual value of the property for property under direct financing leases, which will be periodically reevaluated.
CapLease, Inc. Merger
On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”).

Pursuant to the terms and subject to the conditions set forth in the CapLease Merger Agreement, at the effective time of the CapLease Merger, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, were converted into the right to receive $8.50 in cash without interest. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, were converted into the right to receive an amount in cash, without interest, equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP (the “CapLease Partnership Merger”), each outstanding unit of equity ownership of the CapLease's operating partnership other than units owned by CapLease or any wholly owned subsidiary of CapLease were converted into the right to receive $8.50 in cash, without interest.
Upon consummation of the CapLease Merger, the vesting of the shares of the CapLease's outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and had the right to receive $8.50 per share.
On November 5, 2013, the Company completed the merger with CapLease based on the terms of the CapLease Merger Agreement and total cash consideration of $920.7 million was paid to the common and preferred shareholders. The merger will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Results of operations for CapLease will be included in the Company’s consolidated financial statements from the date of acquisition.
Pending Mergers
American Realty Capital Trust IV Merger
On July 1, 2013, we entered into an Agreement and Plan of Merger (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provides for the merger of ARCT IV with and into a subsidiary of ours (the “ARCT IV Merger”).
Pursuant to the terms and subject to the conditions set forth in the ARCT IV Merger Agreement, at the effective time of the ARCT IV Merger, each outstanding share of common stock of ARCT IV will be exchanged for (i) $9.00 to be paid in cash, plus (ii) 0.5190 shares of our common stock, par value $0.01, and (iii) 0.5937 share of Series F Preferred Stock (“Series F Preferred Stock”), par value $0.01.
The Series F Preferred Stock is not redeemable by us before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve our status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, we may, at our option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they become convertible and are converted into common stock (or, if applicable, alternative consideration).
In addition, each outstanding class B unit of equity ownership of the ARCT IV will be converted into the right to receive 2.3591 Class B OP Units of us and other equity units of ARCT IV will receive 2.3961 OP Units of us. In addition, on the date of the ARCT IV Merger, all outstanding restricted common stock of ARCT IV date will become fully vested and exchanged for shares of our common stock based on the ARCT IV Exchange Ratio.
In connection with the ARCT IV Merger, ARCT IV's external advisor has agreed to waive a portion of the real estate commissions contractually due to it from us upon the sale of properties in an amount equal to the lesser of (i) 2.0% of the sales price of the properties and (ii) one-half of the competitive real estate commissions if a third party broker is also involved. ARCT IV's external advisor and ARCT IV agreed that ARCT IV's external advisor will be entitled to a reduced real estate commission of $8.4 million.
We have also entered into an agreement to purchase certain assets from ARCT IV's external advisor and reimburse ARCT IV's external advisor for certain expenses related to the ARCT IV Merger totaling $5.8 million.
ARCT IV's external advisor will be entitled to subordinated distributions of net sales proceeds in an amount estimated to be approximately $68.3 million, assuming an implied price of our common stock of $13.50 per share upon the ARCT IV Merger. Such subordinated distributions of net sales proceeds will be payable in the form of equity units of ARCT IV that will automatically convert into OP Units upon consummation of the ARCT IV Merger and will be subject to a minimum one-year holding period from the date of issuance before being exchangeable into our common stock. The actual amount of consideration to be paid for subordinated distributions of net sales proceeds will be based, in part, on the market price of our common stock on the date of the ARCT IV Merger and will not be known until the ARCT IV Merger date.

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
The ARCT IV Merger is expected to close in the fourth quarter of 2013. However, as of the date of this report, the consummation of the ARCT IV Merger has not yet occurred and, although we believe that the completion of the ARCT IV Merger is probable, the closing of the ARCT IV Merger is subject to a vote by the ARCT IV common stockholders and other customary conditions, and therefore there can be no assurance that the ARCT IV Merger will be consummated. Accordingly, we cannot assure that the ARCT IV Merger will be completed based on the terms of the ARCT IV Merger Agreement or at all.
Fortress Portfolio Acquisition
On July 24, 2013, AR Capital, LLC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by AR Capital, LLC, entered into a purchase and sale agreement with subsidiaries of Fortress Investment Group LLC ("Fortress") for the purchase and sale of 196 properties owned by Fortress for an aggregate contract purchase price of approximately $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties are expected to be acquired by the Company from Fortress for a purchase price of approximately $601.2 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs.The remaining properties are expected to close in the fourth quarter of 2013.
Inland Portfolio Acquisition
On August 8, 2013 the Company's Sponsor entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. ("Inland") for the purchase and sale of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the "Inland Portfolio") will be acquired by the Company from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro-rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired by the Company and other entities sponsored directly or indirectly by the Company's Sponsor from Inland. The Inland Portfolio is comprised of 33 properties. As of September 30, 2013, the Company has closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. The remaining properties are expected to close in the fourth quarter of 2013.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, we entered into an Agreement and Plan of Merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc., a Maryland corporation (“Cole”), and certain subsidiaries of each company. The Cole Merger Agreement provides for the merger of Cole with and into a subsidiary of ours (the “Cole Merger”).

Pursuant to the terms and subject to the conditions set forth in the Cole Merger Agreement, at the effective time of the Cole Merger, each outstanding share of common stock of Cole will be exchanged for (i) 1.0929 shares of common stock of ARCP, par value $0.01 per share, or (ii) $13.82 in cash. In no event will the cash consideration be paid with respect to more than 20% of the shares of Cole common stock issued and outstanding as of immediately prior to the consummation of the merger. If the aggregate elections for payment in cash exceed 20% of the number of shares of Cole common stock issued and outstanding as of immediately prior to the consummation of the merger, then the amount of cash consideration paid will be reduced on a pro rata basis to 20% with the remaining consideration paid in ARCP common stock. Cash will be paid in lieu of any fractional shares. In addition, upon the consummation of the Cole Merger all of Cole's restricted stock units and restricted performance units outstanding on that date will become vested and exchanged based on the same exchange provisions as for common stock. The merger is expected to close in the first half of 2014. However, as of the filing of this Quarterly Report on Form 10-Q, the consummation of the Cole Merger has not yet occurred and, although the Company believes that the completion of the Cole Merger is probable, the closing of the Cole Merger is subject to a vote by the common stockholders of both Cole and the Company and other customary conditions, and therefore there can be no assurance that the Cole Merger will be consummated. Accordingly, the Company cannot assure that the Cole Merger will be completed based on the terms of the Cole Merger or at all.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of September 30, 2013 and December 31, 2012, we determined that there was no allowance for uncollectible accounts necessary.
Real Estate Investments
We record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.
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
Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, five to ten years for building equipment and fixtures, and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
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
Results of Operations
Our portfolio of real estate investments (excluding one vacant property), which were all 100% leased, is comprised of the following 1,219 properties as of September 30, 2013 (dollar amounts in thousands):

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Annualized Rental Income on a Straight-Line Basis (3)	Annualized Rental Income on a Straight-Line Basis per Square Foot
Portfolio as of December 31, 2012	653	15,421,465	10.7	$1,798,435	$144,832	$9.39
Acquisitions for the three months ended March 31, 2013:
Academy Sports	1	62,033	16.9	7,785	608	9.80
Advance Auto	6	41,695	8.1	6,003	464	11.13
AMCOR	1	221,035	10.3	17,540	1,480	6.70
Ameriprise	1	145,003	11.8	17,233	1,269	8.75
BJ's Warehouse	1	108,532	10.6	10,772	883	8.14
Bojangles	1	3,792	13.3	1,951	134	35.34
Citizens Bank	1	3,478	9.3	1,134	84	24.15
CVS	5	54,767	7.0	13,726	1,202	21.95
DaVita Dialysis	1	4,275	15.0	1,553	138	32.28
Dollar General	6	54,651	15.0	6,684	516	9.44
Family Dollar	4	34,680	9.1	4,415	399	11.51
FedEx	3	82,633	7.9	12,746	1,087	13.15
Fresenius	2	19,100	5.8	2,670	264	13.82
Kaiser Foundation	1	100,352	9.9	62,501	4,233	42.18
Kohl's	1	88,408	10.8	12,441	858	9.71
Kum & Go	1	4,958	20.0	2,901	227	45.78
Mattress Firm	1	3,971	10.8	1,872	158	39.79
Pilot Flying	1	17,480	5.7	10,350	970	55.49
Qdoba	2	5,000	10.0	2,454	209	41.80
TD Bank	1	143,030	11.8	31,000	2,750	19.23
Walgreens	7	100,869	11.4	34,565	2,640	26.17
Total acquisitions for the three months ended March 31, 2013	48	1,299,742	10.6	262,296	20,573	15.83
Acquisitions for the three months ended June 30, 2013:
3432, LLC	1	4,283	14.2	949	89	20.78
ADF Companies Group	1	2,626	2.0	911	66	25.13
Advance Auto	9	61,536	7.0	9,845	802	13.03
Advanced Dental Implant and Denture Center, LLC	1	2,775	11.0	342	40	14.41
AFC Enterprises	1	1,564	0.7	481	30	19.18
Ale House Management	3	18,807	4.8	12,790	636	33.82
AM-PM Enterprises III, Inc.	1	3,530	19.1	593	42	11.90
Ann Ching Chen	1	6,948	1.3	792	92	13.24
Arbed Tosa 100	1	5,712	11.9	1,585	172	30.11
Arby's Restaurant Group, Inc.	35	104,229	5.1	51,614	3,753	36.01
Auto Zone	1	6,782	15.5	2,000	152	22.41
Baxters Steakhouse	1	5,186	3.0	419	42	8.10
Bee Mac Enterprises	2	4,232	4.6	2,188	150	35.44
Bighorn Associates	1	3,600	3.5	1,211	121	33.61
Black Angus Steakhouse, LLC	1	6,552	5.9	3,434	295	45.02
Bloomin Apple	1	4,234	5.5	2,815	200	47.24

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Annualized Rental Income on a Straight-Line Basis (3)	Annualized Rental Income on a Straight-Line Basis per Square Foot
Boston Market Corporation	4	13,713	5.4	6,418	369	26.91
Brinker International	2	10,640	3.5	5,178	388	36.47
Bruegger's Enterprises	2	5,265	6.0	1,418	113	21.46
Buca	2	14,885	5.0	3,307	384	25.80
Bullard Restaurants	1	2,693	4.4	1,715	108	40.10
Bullitt Ventures, Inc.	1	5,325	10.2	1,023	85	15.96
Burger King	1	2,800	11.2	997	85	30.36
Burgerbusters, LLC	6	12,903	5.7	9,563	578	44.80
Caribou Coffee	1	1,625	1.9	1,186	91	56.00
Carlos O'Kelly's	9	47,349	4.5	16,213	1,401	29.59
Carrols	18	61,000	7.6	32,878	1,982	32.49
Charlestons	1	6,874	1.7	3,448	122	17.75
Checkers Drive-In Restaurants	12	9,540	12.0	19,033	1,139	119.39
Cherryden	1	7,213	6.7	3,081	223	30.92
Chi-Co., Inc.	1	2,751	4.5	965	74	26.90
Citizens Bank	2	7,800	9.5	2,960	259	33.21
CKE Restaurants	7	24,841	6.9	8,672	568	22.87
Corral Group	1	2,968	8.0	985	63	21.23
CVS	1	10,880	11.6	3,797	275	25.28
Darrin Cobb	1	5,180	8.4	852	69	13.32
Davco Restaurants	1	3,471	12.5	1,843	133	38.32
Den Columbia	1	2,730	3.6	1,736	134	49.08
Denny's Corporation	7	30,193	3.6	9,826	696	23.05
Den-Tex Centra	4	21,098	6.9	6,441	505	23.94
DineEquity Inc.	38	183,400	6.6	75,816	5,397	29.43
Dunkin' Brands	1	2,880	11.2	1,185	92	31.94
Dynamic Management LLC	1	3,263	5.2	784	61	18.69
Einstein/Noah Bagel	1	3,875	8.8	1,016	77	19.87
Enterprises, LLC	1	2,759	9.7	174	45	16.31
Fal Co L.L.C	3	6,240	9.2	562	47	7.53
Family Dollar	5	45,860	7.9	6,805	644	14.04
FedEx	1	17,517	4.6	1,388	127	7.25
Frandeli Group	11	237,898	3.6	21,257	1,469	6.17
Fresenius	4	39,321	11.8	8,283	666	16.94
Fresh Creations, LLC	2	11,315	9.9	1,835	232	20.50
Garden Fresh Restaurant	1	7,411	10.8	2,652	180	24.29
GBM, LLC	2	5,700	6.1	1,781	119	20.88
GDK Development	1	3,682	3.3	1,387	56	15.21
Geko	1	5,012	16.8	1,212	107	21.35
Georgetowne Affiliates	1	3,102	7.1	1,149	68	21.92
Globamax Restaurants	1	3,600	13.4	785	71	19.72
GMRI, Inc.	2	12,190	2.8	5,199	382	31.34
Golden Corral	18	175,150	1.6	52,152	3,191	18.22
Grandys	5	20,584	3.5	3,473	315	15.30
H & K Partners	1	2,000	13.9	1,353	99	49.50
HB Boys	1	2,437	23.9	1,426	109	44.73
Heartland	2	6,139	2.8	3,656	283	46.10
Hometown Folks	2	6,252	19.2	4,995	204	32.63
Houlihan's Restaurant Group	1	10,089	3.9	3,215	273	27.06
Hy-Vee	1	40,461	10.5	4,721	326	8.06

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Annualized Rental Income on a Straight-Line Basis (3)	Annualized Rental Income on a Straight-Line Basis per Square Foot
Interfoods of America	3	6,440	4.7	2,960	232	36.02
J.C. Corral, Inc.	1	9,952	6.1	2,962	162	16.28
Jack In The Box, Inc.	45	120,417	3.6	89,622	5,202	43.20
JCS Holdings, Inc.	3	16,718	5.9	6,637	501	29.97
John C. Brown	1	6,002	—	445	42	7.00
Ker Management Services, LLC	2	14,105	9.3	2,429	236	16.73
Key Bank	1	3,575	9.5	1,307	98	27.41
K-MAC Holdings Corp	1	2,121	1.1	1,729	115	54.22
Koning Restaurants International	2	5,860	7.3	1,636	106	18.09
Krystal	4	8,926	4.9	5,823	429	48.06
Leeann Chin	3	9,051	7.9	3,570	263	29.06
Little General Store, Inc.	1	1,940	9.4	1,470	49	25.26
Logan's Roadhouse	6	48,406	13.4	31,922	1,821	37.62
Meritage Group	1	2,606	2.7	1,636	106	40.68
Metro Corral Partners	1	12,260	10.9	5,371	393	32.06
Michael Callahan	1	3,206	1.2	1,376	84	26.20
Michigan Mult-King	1	2,036	2.8	991	88	43.22
Midwest BBQ Ventures, LLC	1	5,803	—	1,167	202	34.81
Mountain Range Restaurants	1	5,985	6.6	1,425	91	15.20
MrEats Corral, LLC	1	9,952	0.8	4,421	221	22.21
NBI Food Services	1	2,900	11.9	1,693	97	33.45
NEA-BBQ, LLC	3	16,920	4.9	5,368	416	24.59
North Country Management	1	3,400	5.5	1,302	69	20.29
Ohio Valley Bistros	1	8,242	5.0	4,788	333	40.40
Ok Apple, Inc.	1	4,761	11.0	3,034	223	46.84
Pacific Bells	3	6,594	10.7	5,541	424	64.30
Pennant Foods Corp.	10	29,417	4.6	13,043	928	31.55
Platinum Corral, LLC	2	22,382	2.1	6,538	431	19.26
Prometheus Partners	11	27,601	8.4	18,470	1,342	48.62
Quality Dining	4	19,573	6.6	4,880	373	19.06
Razzoos	1	6,607	2.7	2,490	201	30.42
Real Mex Restaurants	2	15,563	9.5	5,754	417	26.79
Restaurant Management Co.	6	14,536	3.2	3,897	287	19.74
Roger K Osborne	1	2,850	7.1	1,726	95	33.33
Royal Capital	5	27,418	9.6	6,374	667	24.33
Rubio's Restaurants	1	2,379	1.2	1,241	120	50.44
Ruby Tuesday, Inc.	6	30,851	5.6	11,385	839	27.20
Run Restaurants	1	6,356	11.7	2,097	163	25.65
Saulat Enterprises	10	36,844	6.0	6,595	450	12.21
Shoney's	6	31,939	9.6	4,403	375	11.74
Shoot the Moon	1	5,208	3.5	1,291	128	24.58
Shorest, LLC	5	26,512	10.2	4,383	459	17.31
Sonfish	2	6,737	10.4	1,543	204	30.28
Southeast New Mexico Foods	2	4,346	19.2	1,885	122	28.07
Southern Boys Restaurant Group	2	10,283	2.3	2,058	171	16.63
Southern Rock Restaurants, LLC	1	3,389	4.6	1,126	66	19.47
Southern Star Management Group	1	2,763	5.3	737	60	21.72
Subhash Gupta	1	2,591	3.8	1,339	66	25.47
Subway Restaurants	1	2,485	9.4	556	35	14.08
Tacala	2	4,220	5.8	3,400	199	47.16

Portfolio	Number of Properties	Square Feet	Remaining Lease Term (1)	Base Purchase Price (2)	Annualized Rental Income on a Straight-Line Basis (3)	Annualized Rental Income on a Straight-Line Basis per Square Foot
Talbots	1	313,000	19.9	37,500	3,803	12.15
Tally Ho Partners	1	2,608	6.9	1,716	61	23.39
TCF National Bank	1	5,654	17.1	1,414	103	18.22
Texas Roadhouse, Inc.	9	59,852	2.5	24,118	1,635	27.32
The Bailey Company	1	3,477	3.2	1,784	131	37.68
Top Line Restaurants	1	7,025	16.4	1,641	125	17.79
Tractor Supply	1	19,080	14.3	2,078	173	9.07
Tripoli	1	4,558	2.7	2,597	164	35.98
Twin Dragon LLC	1	6,400	3.5	1,126	106	16.56
United States Beef	5	14,725	5.4	4,748	319	21.66
Valenti Management	1	2,535	8.3	1,745	148	58.38
Vitamin Shoppe	1	3,500	9.4	2,100	166	47.43
Vsgh Partners	2	4,802	0.5	1,344	63	13.12
Walgreens	5	71,820	12.5	21,517	1,702	23.70
Wendab Associates	4	11,831	12.7	7,336	598	50.55
Wendy's Company	1	3,199	8.5	1,789	108	33.76
Woodland Group	9	43,623	5.2	17,751	1,311	30.05
Yum! Brands	1	2,900	6.8	2,124	112	38.62
Z & H Foods, Inc.	3	5,295	1.6	1,943	137	25.87
Zee&Son, LLC	1	2,007	19.2	301	27	13.45
Total acquisitions for the three months ended June 30, 2013	480	2,683,389	7.3	878,273	62,359	23.24
Acquisitions for the three months ended September 30, 2013:
24 Hour Fitness	1	45,906	15.0	12,740	1,102	24.01
Advance Auto	2	13,791	6.3	2,525	221	16.02
Citizens Bank	3	117,510	1.4	20,072	1,888	16.07
DaVita Dialysis	1	6,530	8.2	1,565	136	20.83
Dollar General	17	136,012	7.3	8,195	742	5.46
Family Dollar	5	42,730	8.1	4,672	428	10.02
FedEx	1	23,181	7.3	1,771	153	6.60
Kum & Go	1	4,958	19.8	2,400	188	37.92
Mattress Firm	1	6,000	7.3	1,450	136	22.67
Monro Muffler	1	3,688	9.0	1,037	102	27.66
Thermo Process Systems	1	150,000	2.2	11,188	1,056	7.04
UPS	1	400,000	1.9	13,830	1,300	3.25
Walgreens	3	44,955	6.9	13,235	1,080	24.02
Total acquisitions for the three months ended September 30, 2013	38	995,261	5.8	94,680	8,532	8.57
Total acquisitions for the nine months ended September 30, 2013	566	4,978,392	7.7	1,235,249	91,464	18.37
Portfolio as of September 30, 2013(4)	1,219	20,399,857	9.5	$3,033,684	$236,296	$11.58
______________________________________________
(1) Remaining lease term as of September 30, 2013, in years. If the portfolio has multiple locations with varying lease expirations, remaining lease term is calculated on a weighted-average basis. Total remaining lease term is a weighted-average of the remaining lease term of the total portfolio.
(2) Contract purchase price, excluding acquisition and transaction-related costs. Acquisition and transaction-related costs include legal and other closing costs on property.
(3) Annualized rental income on a straight-line basis as of September 30, 2013, which includes the effect of tenant concessions such as free rent, as applicable. 38 properties are subject to direct financing leases and therefore for accounting purposes, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amount reflected is the annualized cash rents on these properties.
(4) Total portfolio excludes one vacant property contributed in September 2011, which is classified as held for sale as of September 30, 2013.

Comparison of the Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Rental Income
Rental income increased $38.4 million to $56.7 million for the three months ended September 30, 2013 compared to $18.3 million for the three months ended September 30, 2012. Rental income was driven by our acquisition of 713 properties subsequent to September 30, 2012 for an aggregate purchase price of $1.9 billion. The annualized rental income per square foot of the properties at September 30, 2013 was $11.58 with a weighted average remaining lease term of 9.5 years.
Our properties are primarily leased from 5 to 25 years to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods, with the exception of one vacant property classified as held for sale at September 30, 2013 and 2012. During the three months ended September 30, 2013 and 2012, we experienced no property vacancies or significant capital expenditures. Cash same store rents on the 300 properties held for the full period in both of the three months ended September 30, 2013 and 2012 increased $0.1 million, or 1.0%, to $14.6 million compared to $14.5 million for the three months ended September 30, 2013 and 2012, respectively. Annualized average rental income per square foot was $2.66 at September 30, 2013 compared to $2.64 at September 30, 2012.
Direct Financing Lease Income
Direct financing lease income of $1.0 million was recognized for the three months ended September 30, 2013. Direct financing lease income was driven by our acquisition of 38 properties comprised of $57.4 million of net investments subject to direct financing leases during the second quarter of 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $2.7 million to $3.2 million for the three months ended September 30, 2013 compared to $0.5 million for the three months ended September 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 713 properties since September 30, 2012.
Acquisition Related Costs
Acquisition related costs decreased by approximately $13.4 million to $1.2 million for the three months ended September 30, 2013 compared to $14.6 million for the three months ended September 30, 2012. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the decrease in acquisition related costs was primarily a result of real estate investments with a purchase price of $90.5 million in the three months ended September 30, 2013 compared to $453.4 million in the three months ended September 30, 2012. The decrease in acquisition costs was also due to the agreement with our Manager in conjunction with the ARCT III Merger, where it was agreed that our Manager would no longer charge acquisition fees.
Merger and Other Transaction Related Costs
During the three months ended September 30, 2013, costs related to various mergers, as well as other transaction costs were $3.8 million. These costs consisted of professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the mergers. There were no such costs during the three months ended September 30, 2012.
Property Expenses
Property expenses increased by approximately $3.0 million to $4.1 million for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases subsequent to September 30, 2012, and an increased number of properties for which the Company pays expenses, which are reimbursed by the tenant.
General and Administrative Expenses
General and administrative expenses increased by $1.1 million to $1.6 million for the three months ended September 30, 2013 compared to $0.5 million for the three months ended September 30, 2012. General and administrative expenses primarily included board member compensation, professional fees such as legal fees, accountant fees, financial printer services fees, and insurance expense.

Equity-Based Compensation Expenses
Equity-based compensation expenses increased by approximately $6.7 million to $7.2 million for the three months ended September 30, 2013 compared to $0.5 million for the three months ended September 30, 2012. Equity-based compensation expenses primarily included expenses for the OPP, which was entered into upon consummation of the ARCT III Merger, as well as the amortization of restricted stock.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $27.8 million to $39.4 million for the three months ended September 30, 2013 compared to $11.6 million for the three months ended September 30, 2012. The increase in depreciation and amortization expense was driven by our acquisition of 713 properties since September 30, 2012 for an aggregate purchase price of $1.9 billion.
Asset Management and Incentive Fees to Affiliates
Prior to the consummation of the ARCT III Merger, we paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance. Subsequent to the consummation of the ARCT III Merger, we are contractually obligated to pay the Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. For the three months ended September 30, 2013 and 2012, the Manager waived base management fees earned of $2.0 million and $1.0 million, respectively.
We may be required to pay the Manager a quarterly incentive fee, equal to the difference between (1) the product of (a) 20% and (b) the excess our annualized core earnings (as defined in the management agreement with the Manager) over the product of (i) the weighted average number of shares multiplied by the weighted average issuance price per share of common stock (ii) 8% and (2) the sum of any incentive compensation paid to the manager with respect to the first three calendar quarters of the previous 12-month period. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No incentive fees were earned for the three months ended September 30, 2013 and 2012, respectively.
Interest Expense
Interest expense increased by approximately $20.6 million to $24.1 million for the three months ended September 30, 2013 compared to $3.5 million for the three months ended September 30, 2012. The increase in interest expense was due to increases in debt balances used to fund portfolio acquisitions, in addition to an increase in the average annualized interest rate on borrowings. The average debt balances for the three months ended September 30, 2013 and 2012 were $1.5 billion and $263.1 million, respectively. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended September 30, 2013 and 2012 was 4.08% and 3.49%, respectively.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Loss on Contingent Value Rights
Loss on contingent value rights was $38.5 million for the three months ended September 30, 2013. The loss pertains to the fair value of our obligation to pay certain holders of Common Stock CVR's and Preferred Stock CVR's for the difference between the value of our shares on certain measurement dates and the value of the shares at the time of issuance as set forth in the respective contingent value rights agreements. We did not have any contingent value rights obligations during the three months ended September 30, 2012.
Loss on Derivative Instruments
There was no gain or loss on the fair value of derivative instruments for the three months ended September 30, 2012, compared to a loss of $0.1 million for the three months ended September 30, 2013 that resulted from marking our derivative instruments to fair value. The loss was primarily a result of a higher notional balance of derivatives held in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Net Income (Loss) from Discontinued Operations
Net loss from discontinued operations decreased by approximately $0.1 million to a gain of $0.1 million for the three months ended September 30, 2013 compared to net loss of $3,000 for the three months ended September 30, 2012. As of the three months ended September 30, 2013 and 2012, we held two properties (one vacant and one occupied) and one vacant property, respectively, classified as held for sale on the balance sheets and reported in discontinued operations on the statements of operations and comprehensive loss.

Comparison of the Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Rental Income
Rental income increased $102.3 million to $138.1 million for the nine months ended September 30, 2013 compared to $35.7 million for the nine months ended September 30, 2012. Rental income was driven by our acquisition of 713 properties subsequent to September 30, 2012 for an aggregate purchase price of $1.9 billion. The annualized rental income per square foot of the properties at September 30, 2013 was $11.58 with a weighted average remaining lease term of 9.5 years.
Our properties are primarily leased from 5 to 25 years to investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods, with the exception of one vacant property classified as held for sale at September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, we experienced no property vacancies, tenant turnover or lease renegotiation. Cash same store rents on the 129 properties held for the full period in each of the nine months ended September 30, 2013 and 2012 increased $0.1 million, or 1.2%, to $12.1 million compared to $12.0 million for the nine months ended September 30, 2013 and 2012, respectively. Annualized average rental income per square foot was $8.64 at September 30, 2013 compared to $8.53 at September 30, 2012.
Direct Financing Lease Income
Direct financing lease income of $1.0 million was recognized for the nine months ended September 30, 2013. Direct financing lease income was driven by our acquisition of 38 properties comprised of $57.4 million of net investments subject to direct financing leases during the second quarter of 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $6.1 million to $6.9 million for the nine months ended September 30, 2013 compared to $0.8 million for the nine months ended September 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 713 properties since September 30, 2012.
Acquisition Related Costs
Acquisition related costs decreased by approximately $5.3 million to $22.0 million for the nine months ended September 30, 2013 compared to $27.2 million for the nine months ended September 30, 2012. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. The decrease in acquisition costs was mainly due to the agreement with our Manager in conjunction with the ARCT III Merger, where it was agreed that our Manager would no longer charge acquisition fees.
Merger and Other Transaction Related Costs
During the nine months ended September 30, 2013, costs related to various mergers, as well as other transaction costs were $146.2 million. Upon the consummation of the ARCT III Merger an affiliate of ARCT III received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the nine months ended September 30, 2013, $98.4 million was recorded for this fee. We issued 7.3 million OP Units to the affiliate as compensation for this fee. In addition, these costs consisted of professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the mergers.
Property Expenses
Property expenses increased by approximately $7.3 million to $9.0 million for the nine months ended September 30, 2013 compared to $1.7 million for the nine months ended September 30, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases subsequent to September 30, 2012, and an increased number of properties for which the Company pays expenses, which are reimbursed by the tenant.
General and Administrative Expenses
General and administrative expenses increased by $2.5 million to $4.0 million for the nine months ended September 30, 2013 compared to $1.5 million for the nine months ended September 30, 2012. General and administrative expenses primarily included board member compensation, professional fees such as legal fees, accountant fees,financial printer services fees, and insurance expense.

Equity-Based Compensation Expenses
Equity-based compensation expenses increased by approximately $10.7 million to $11.5 million for the nine months ended September 30, 2013 compared to $0.8 million for the nine months ended September 30, 2012. Equity-based compensation expenses primarily included expenses for the OPP, which was entered into upon consummation of the ARCT III Merger, as well as the amortization of restricted stock.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $70.0 million to $92.2 million for the nine months ended September 30, 2013 compared to $22.2 million for the nine months ended September 30, 2012. The increase in depreciation and amortization expense was driven by our acquisition of 713 properties since September 30, 2012 for an aggregate purchase price of $1.9 billion.
Asset Management and Incentive Fees to Affiliates
Prior to the consummation of the ARCT III Merger, we paid the Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Subsequent to the consummation of the ARCT III Merger, we will pay the Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. For the nine months ended September 30, 2013 and 2012, the Manager waived base management fees earned of $6.1 million and $1.5 million, respectively.
We may be required to pay the Manager a quarterly incentive fee, equal to the difference between (1) the product of (a) 20% and (b) the excess our annualized core earnings (as defined in the management agreement with the Manager) over the product of (i) the weighted average number of shares multiplied by the weighted average issuance price per share of common stock (ii) 8% and (2) the sum of any incentive compensation paid to the manager with respect to the first three calendar quarters of the previous 12-month period. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No incentive fees were earned for the three months ended September 30, 2013 and 2012, respectively.
Interest Expense
Interest expense increased by approximately $34.0 million to $41.6 million for the nine months ended September 30, 2013 compared to $7.6 million for the nine months ended September 30, 2012. The increase in interest expense was due to increases in debt balances used to fund portfolio acquisitions, partially offset by a decrease in the average annualized interest rate on borrowings. The average debt balances for the nine months ended September 30, 2013 and 2012 were $1.0 billion and $205.1 million, respectively. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the nine months ended September 30, 2013 and 2012 was 3.79% and 4.16%, respectively.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Loss on Contingent Value Rights
Loss on contingent value rights was $69.7 million for the nine months ended September 30, 2013. The loss pertains to the fair value of our obligation to pay certain preferred and common shareholders for the difference between the value of our shares on certain measurement dates and the value of the shares at the time of issuance as set forth by the contingent value rights agreement. We did not have any contingent value rights obligations during the nine months ended September 30, 2012.
Income from Investment Securities
Income from investment securities for the nine months ended September 30, 2013 was $0.2 million resulting from investment income earned by our preferred debt and equity securities.
Gain on Sale of Investment Securities
Gain on the sale of investment securities for the nine months ended September 30, 2013, was $0.5 million resulting from selling the preferred debt and equity securities that we held.
Loss on Derivative Instruments
Loss on the fair value of derivative instruments for the nine months ended September 30, 2013, was $0.1 million resulting from marking our derivative instruments to fair value.

Net Income (Loss) from Discontinued Operations
Net loss from discontinued operations decreased by approximately $0.7 million to net gain of $0.2 million for the nine months ended September 30, 2013 compared to net loss of $0.5 million for the nine months ended September 30, 2012. As of the September 30, 2013 and 2012, we held two properties (one vacant and one occupied) and two vacant properties, respectively, classified as held for sale on the balance sheet and reported in discontinued operations on the statements of operations.
Cash Flows for the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, net cash provided by operating activities was $22.0 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2013 was mainly due to adjusted net income of $21.6 million (net loss of $249.4 million adjusted for non-cash items including the issuance of operating partnership units, depreciation and amortization, amortization of deferred financing costs, amortization of discount on convertible debt, gain on held for sale properties, equity-based compensation, loss on derivative instruments, unrealized loss on investments, loss on contingent value right obligations, net of settlement payments and gain on sale of investments summing to $271.0 million, in the aggregate), an increase in deferred rent and other liabilities of $3.1 million, an increase in accounts payable and accrued expenses of $4.5 million, an increase in convertible obligations to Series C Convertible Preferred stockholders of $4.8 million as well as the investment in direct financing leases of $0.1 million. These inflows were partially offset by a decrease in prepaid and other assets of $12.1 million.
Net cash used in investing activities for the nine months ended September 30, 2013 of $1.2 billion, primarily related to the acquisition of 566 properties with an aggregate purchase price of $1.2 billion, investments in direct financing leases of $57.6 million, investments in other assets and deposits for real estate investments of $29.9 million, and the purchase of investment securities of $12.0 million, partially offset by the proceeds from the sales of investment securities of $44.2 million.
Net cash provided by financing activities of $1.2 billion during the nine months ended September 30, 2013 related to proceeds net of repayments from our senior corporate credit facility of $600.0 million, $486.5 million of proceeds net of offering-related costs from the issuance of common stock, proceeds from issuance of convertible obligations to Series C Convertible Preferred stockholders of $445.0 million, proceeds from issuance of convertible debt of $310.0 million, proceeds from mortgage notes payable of $4.8 million and $0.8 million from contributions from non-controlling interest holders. These inflows were partially offset by common stock repurchases of $357.9 million, payments on our senior secured revolving credit facility of $124.6 million, $38.2 million deferred financing cost payments, distributions paid of $117.0 million, payments of contingent value rights obligation of $0.0 million, distributions to non-controlling interest holders of $5.2 million, consideration paid for assets of the Manager in excess of carryover basis of $3.0 million, and a reduction in restricted cash of $0.6 million.
Cash Flows for the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2012, net cash provided by operating activities was $0.1 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2012 was mainly due to adjusted net loss of $0.1 million (net loss of $25.0 million adjusted for non-cash items including depreciation and amortization, amortization of deferred financing costs, equity-based compensation, and loss on held for sale properties, summing to $24.9 million, in the aggregate), an increase of $1.6 million in accounts payable and accrued expenses, an increase in deferred rent and other liabilities of $1.9 million, partially offset by a decrease in prepaid expenses of $3.3 million.
Net cash used in investing activities for the nine months ended September 30, 2012 of $977.8 million related to properties acquired, purchases of investments and deposits for real estate investments made during the year.
Net cash provided by financing activities of approximately $1.7 billion during the nine months ended September 30, 2012 related to proceeds net of offering-related costs from the issuance of common and preferred stock of $1.5 billion, $157.2 million of proceeds from mortgage notes payable and $48.7 million of proceeds, net of repayments, from our senior secured revolving credit facility. These inflows were partially offset by distributions paid of $20.2 million, payments of deferred financing costs of $13.7 million, a reduction in restricted cash of $1.2 million, advances to affiliates of $0.6 million, and common stock repurchases of $0.9 million.

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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
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
We consider FFO and AFFO useful indicators of the performance of a REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs in our peer group. Accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT's definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. While certain companies may experience significant acquisition activity, other companies may not have significant acquisition activity and management believes that excluding costs such as merger and transaction costs and acquisition related costs from property operating results provides useful information to investors and provides information that improves the comparability of operating results with other companies who do not have significant merger or acquisition activities. AFFO is not equivalent to our net income or loss as determined under GAAP, and AFFO may not be a useful measure of the impact of long-term operating performance if we continue to have such activities in the future.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and non-cash equity compensation from AFFO we believe we provide useful information regarding income and expense items which have no cash impact and do not provide liquidity to the company or require capital resources of the company. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In addition, we exclude certain interest expenses related to securities that are convertible to common stock as the shares are assumed to have converted to common stock in our calculation of weighted average common shares-fully diluted.
In calculating AFFO, we exclude expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expense are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
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
The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands). Amounts are presented net of any non-controlling interest effect where applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(59,063)	$(12,690)	$(248,676)	$(24,788)
(Gain) loss on held for sale properties	—	47	(14)	452
Depreciation and amortization	39,382	11,632	92,211	22,161
FFO	(19,681)	(1,011)	(156,479)	(2,175)

Acquisition related	1,235	14,636	21,961	27,235
Merger and other transaction costs	3,791	—	146,240	20
Loss on contingent valuation rights	38,542	—	69,676	—
Gain on sale of investment securities	—	—	(451)	—
Loss on derivative instruments	99	—	144	—
Interest on convertible obligation to preferred investors	7,266	—	8,896	—
Interest on convertible debt	1,554	—	1,554	—
Interest premium on settlement of convertible obligation to preferred investors and convertible debt	5,174	—	5,174	—
Amortization of above-market lease	63	—	189	56
Amortization of deferred financing costs	3,505	385	6,914	1,226
Straight-line rent	(2,063)	(581)	(5,038)	(1,147)
Non-cash equity compensation expense	7,180	480	11,510	804
AFFO	$46,665	$13,909	$110,290	$26,019
Capital Markets
The following are our equity offerings and awards of common stock during the nine months ended September 30, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares (1)	Gross Proceeds
Registered follow on offering	January 29, 2013	2,070,000	$26.7
ATM	January 1 - September 30, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Conversion of Series A Preferred Stock (2)	August 5, 2013	1,157	—
Total		32,036,221	$490.6
_______________________________________________
(1) Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III's common stock in conjunction with the ARCT III Merger.
(2) Represents common shares issued to holders of the Series A Preferred Stock in lieu of unpaid dividends.

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
In addition to our common stock offerings, on June 7, 2013, the Company issued 28.4 million shares convertible preferred stock (the “Series C Convertible Preferred Stock”) for gross proceeds of $445.0 million. See Note 8 Other Long Term Debt in the consolidated financial statements for a description of the conversion features of the Series C Convertible Preferred Stock.
Availability of Funds from Revolving Credit Facilities
We and our OP are parties to a credit facility with Wells Fargo, National Association (the "Credit Facility"), as administrative agent and other lenders party thereto.
At September 30, 2013, the Credit Facility has commitments of $1.7 billion. The Credit Facility has an accordion feature, which, if exercised in full, would allow the us to increase borrowings under the Credit Facility to $2.5 billion, subject to additional lender commitments and borrowing base availability.
At September 30, 2013, the Credit Facility contains a $940.0 million term loan facility and a $760.0 million revolving credit facility. Loans under the Credit Facility are priced at the applicable rate (at the our election, either a floating interest rate based on one month LIBOR, determined on a daily basis) plus 1.60% to 2.20%, or a prime-based interest rate, based upon our current leverage. To the extent that we receive an investment grade credit rating as determined by a major credit rating agency, at our election, advances under the Credit Facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the our then current investment grade credit rating. We may also make fixed rate borrowings under the Credit Facility.
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

We expect to finance the aggregate purchase prices of the previously announced mergers and acquisitions discussed in Note 2 — Mergers and Acquisitions in part through the assumption of outstanding indebtedness, and expect to finance the balance of the aggregate purchase prices through a combination of (i) available cash on hand from (a) a portion of the $896.0 million in net proceeds from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $310.0 million in net proceeds from the sale of the Notes (c) funds available from the issuance of common stock through the Company's current at-the-market program or any successor program thereto; (d) financing available under the Company's credit facility, where the company has commitments (including revolving and term loans) for total borrowing of up to $1.7 billion with an accordion feature of up to $2.5 billion, subject to borrowing base availability among other conditions; (e) financing available under the Barclays commitment to the Company for $2.175 billion, subject to conditions of the agreement; and (f) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings; and (ii) any funds available and not otherwise allocated to previously announced acquisitions
Dividends
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
We, our board of directors and Manager share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager has in the past agreed to waive certain fees including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees waived during the three and nine months ended September 30, 2013 were $2.0 million and $6.1 million, respectively. Property management and leasing fees of $0.8 million were waived during the nine months ended September 30, 2013; there were no property management and leasing fees during the three months ended September 30, 2013. The fees that were waived relating to the activity are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Manager was available to pay dividends to our stockholders. See Note 14 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.
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

The following table shows the sources for the payment of dividends to common stockholders for the three and nine months ended September 30, 2013 (dollars in thousands):

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		September 30, 2013
	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends
Dividends:
Distributions paid in cash	$27,409		$37,088		$42,054		$106,551
Distributions reinvested	4,895		—		—		4,895
	$32,304		$37,088		$42,054		$111,446
Source of dividends:
Cash flows provided by operations	$—	0.0%	$5,674	15.3%	$16,294	38.7%	$21,968	19.7%
Proceeds from financing activities	27,409	84.8%	31,414	84.7%	25,760	61.3%	$84,583	75.9%
Common stock issued under the DRIP	4,895	15.2%	—	0.0%	—	0.0%	$4,895	4.4%
Total sources of dividends	$32,304	100.0%	$37,088	100.0%	$42,054	100.0%	$111,446	100.0%
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(137,934)		$(51,679)		$(59,063)		$(248,676)
Loan Obligations
At September 30, 2013, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 25.4%.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2013 we were in compliance with the debt covenants under our loan agreements.
As of September 30, 2013, we had non-recourse mortgage indebtedness of $269.9 million which was collateralized by 165 properties. Our mortgage indebtedness bore interest at weighted average rate of 4.25% per annum and had a weighted average maturity of 4.68 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of September 30, 2013, there was $600.0 million outstanding on the Credit Facility, which bore a floating interest rate of 1.93%. $515.0 million of the Credit Facility's floating base interest rate is fixed through the use of derivative instruments. Including the spread, which can vary based on our leverage, interest on this portion was 2.782% at September 30, 2013. At September 30, 2013, there was up to $1.9 billion available to us for future borrowings, subject to certain conditions including borrowing base availability.
On July 29, 2013, we issued $300.0 million of 3.00% Convertible Senior Notes (“Notes”) due 2018 in an underwritten public offering and issued an additional $10.0 million of Notes on August 1, 2013. The Notes will mature on August 1, 2018. The Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018.
Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At September 30, 2013 and 2012, the Company was in compliance with the debt covenants under all of our loan obligations.

Convertible Senior Note Offering
On July 29, 2013, the Company issued $300.0 million of 3.00% Convertible Senior Notes (“Notes”) due in 2018 in an underwritten public offering. The Notes will mature on August 1, 2018. The Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted at any time into such consideration on or after February 1, 2018. Additionally, the underwriters have a 30-day option to purchase up to an additional $30.0 million of Notes. To date, $10.0 million of the over allotment option has been exercised. The Company intends to use the net proceeds of the offering (a) to repay outstanding indebtedness under its existing senior secured revolving credit facility (which will increase the availability of funds under such credit facility) and (b) for other general corporate purposes which includes investing in properties in accordance with its investment objectives.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2013 (in thousands):

	Total	October 1, 2013 - December 31, 2013	2014 – 2015	2016 – 2017	Thereafter
Principal payments due on mortgage notes payable	$269,891	$47	$13,956	$186,588	$69,300
Interest payments due on mortgage notes payable	59,552	3,849	22,689	16,592	16,422
Principal payments due on senior corporate credit facility	600,000	—	—	—	600,000
Interest payments due on senior corporate credit facility	70,384	4,022	32,176	32,176	2,010
Principal payments due on convertible debt	310,000	—	—	—	310,000
Interest payments due on convertible debt	40,384	2,344	18,600	18,625	815
Principal obligation to Series C Convertible Preferred stockholders	445,000	445,000	—	—	—
Interest payments due on obligation to Series C Convertible Preferred Stock	8,149	8,149	—	—	—
Contingent value rights obligation to preferred and common investors, at fair value	49,314	49,314	—	—	—
Payments due on lease obligations	9,948	261	1,463	1,470	6,754
Total	$1,862,622	$512,986	$88,884	$255,451	$1,005,301
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
As of September 30, 2013, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying value of $1.5 billion and a fair value of $1.5 billion. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $30.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $32.8 million.
As of September 30, 2013, our debt included variable-rate debt with a carrying value of $85.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $0.9 million annually.
As the information presented above includes only those exposures that existed as of September 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On August 5, 2013, we issued 546,611 shares of our common stock upon the conversion of 545,454 shares of Series A Preferred Stock. An additional 1,157 shares of common stock were issued in lieu of unpaid dividends.
On August 13, 2013, we issued 283,018 shares of our common stock upon the conversion of 283,018 shares of Series B Preferred Stock.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2013:

2013 Period	Total Number of Shares Purchased	Average Price Paid Per Share
July	—	$—
August	445,593	$13.15
September	129,900	$12.76
Total	575,493
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

By: /s/ BRIAN S. BLOCK
Brian S. Block
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 7, 2013

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.3(2)	Equity Interest Purchase Agreement, dated as of August 8, 2013, by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC
2.4(3)
Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.5(5)	Agreement and Plan of Merger, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Clark Acquisition, LLC
10.62(4)	Purchase and Sale Agreement, dated as of July 24, 2013, by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on the schedules thereto
10.63(1)	Convertible Preferred Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between the Company and certain investors party thereto
10.64(1)	Common Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between the Company and certain investors party thereto
10.65(5)	Voting Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc., Christopher H. Cole and Marc T. Nemer
10.66(5)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Christopher H. Cole
10.67(5)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Marc T. Nemer
10.68(6)	Letter Agreement, dated as of October 22, 2013, between American Realty Capital Properties, Inc. and Kirk McAllaster
10.69(6)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc. and Stephan Keller
10.70(6)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc. and Jeffery Holland
10.71*
First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.72*
Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.73*
Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto

10.74*
Sixth Amendment to the Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of November 4, 2013**

10.75*	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Nicholas S. Schorsch
10.76*	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Brian S. Block
10.77*	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and Lisa Beeson
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 19 of the Securities Exchange Act of 1934

_______________________________________________
* Filed herewith
** Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
(1) Filed as an exhibit to American Realty Capital Properties, Inc.’s Current Report on Form 8-K/A filed with the SEC on September 19, 2013.
(2) Filed as an exhibit to American Realty Capital Properties, Inc.’s Current Report on Form 8-K/A filed with the SEC on September 25, 2013.

EXHIBITS

(3) Filed as an exhibit to American Realty Capital Properties, Inc.’s Current Report on Form 8-K relating to American Realty Capital Trust IV, Inc. filed with the SEC on October 7, 2013.
(4) Filed as an exhibit to American Realty Capital Properties, Inc.’s Current Report on Form 8-K relating to Fortress Investment Group LLC filed with the SEC on October 7, 2013.
(5) Filed as an exhibit to American Realty Capital Properties, Inc.’s Current Report on Form 8-K filed with the SEC on October 23, 2013.
(6) Filed as an exhibit to American Realty Capital Properties, Inc.’s Current Report on Form 8-K/A filed with the SEC on October 25, 2013.