Form 10-K
period 2013-12-31
American Realty Capital Properties, Inc.
filed 2014-02-27
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 001-35263

AMERICAN REALTY CAPITAL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-2482685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 12th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Name of each exchange on which registered:
Common Stock, $0.01 par value per share		NASDAQ Stock Market
Series F Preferred Stock, $0.01 par value per share		NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013 was $2.78 billion.

The number of outstanding shares of the registrant’s common stock on February 25, 2014 was 766,128,817 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Properties, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. As used herein, the terms “ARCP,” “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including ARC Properties Operating Partnership, L.P., a Delaware limited partnership of which we are the sole general partner, which we refer to in this Annual Report on Form 10-K as our “OP”; “our Former Manager” refers to ARC Properties Advisors, LLC, a Delaware limited liability company, our former external manager; “ARC” refers to AR Capital, LLC (formerly known as American Realty Capital II, LLC) and its affiliated companies, which was our sponsor; and “the Contributor” refers to ARC Real Estate Partners, LLC, an affiliate of ARC, which contributed its 100% indirect ownership interests in the properties contributed to our OP in the formation transactions related to our initial public offering, or our IPO, described elsewhere in this Annual Report on Form 10-K, or the formation transactions. During the year ended December 31, 2013, we retained our Former Manager to manage our affairs on a day to day basis and, as a result, were generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. Our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed and since the beginning of the third quarter of 2013, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives and acquired from our Former Manager certain assets necessary for its operations.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•	The competition for the type of properties we desire to acquire may cause our dividends and the long-term returns of our investors to be lower than they otherwise would be.

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

•	We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to make scheduled payments on our debt obligations.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and as such we may be forced to borrow at higher rates to fund our operations.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We may be affected by the incurrence of additional secured or unsecured debt;

•	We may be adversely affected by increases in interest rates or a failure to maintain our OP’s credit rating.

•
We may not be able to integrate the assets and businesses acquired in Recent Acquisitions into our existing portfolio or with our business successfully, or may not realize the anticipated benefits within the expected timeframe or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with our Recent Acquisitions that do not fit within our target assets.

•	We may not be able to effectively manage our expanded portfolio and operations following our Recent Acquisitions completed acquisitions.

•	We may be affected by risks associated with current and future litigation.

•	We may not be able to successfully acquire future properties on advantageous terms and the performance of such properties.

•	We may not be able to achieve and maintain profitability.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and tenant credit, geographic and industry concentrations.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from our Recent Acquisitions.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•
Certain of our executive officers and the executive officers of the non-traded REITs advised by our private capital management business acquired in the Cole Merger (our "PCM business") have obligations to, and financial interests in non-traded REITs and businesses sponsored by AR Capital, LLC and owned by RCS Capital Corporation, which may compete with our businesses; therefore, such individuals will be subject to conflicts of interest and may owe their time and attention to such competing businesses.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.
This Annual Report on Form 10-K includes certain unaudited pro forma consolidated financial information. We use the terms “on a combined basis”, “pro forma” and “on a pro forma basis” throughout this Annual Report on Form 10-K. The pro forma consolidated financial information combines the historical financial statements of ARCP, American Realty Capital Trust IV, Inc. (“ARCT IV”), after giving effect to the ARCT IV Merger, as described and defined below, using the carryover basis of accounting as ARCP and ARCT IV are considered to be entities under common control under United States generally accepted accounting principles (“U.S. GAAP”). The pro forma consolidated financial information also combines Cole, Fortress and Inland, after giving effect to the Cole Merger and the acquisitions of the Fortress Portfolio and the Inland Portfolio (each as defined herein), as described in further detail below, using the acquisition method of accounting under U.S. GAAP. The unaudited pro forma consolidated financial information should be read in conjunction with ARCP’s historical consolidated financial statements including the notes thereto, and the notes to the unaudited pro forma consolidated financial statements contained elsewhere in this report.
The unaudited pro forma consolidated financial information is presented for illustrative purposes only and does not purport to be indicative of the results that would actually have occurred if the merger between ARCP, ARCT IV and Cole, and the acquisition of the Fortress and Inland Portfolios had occurred as presented in such statements or that may be obtained in the future. In addition, future results may vary significantly from the results reflected in such statements.
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

We use the term “credit tenant” throughout this Annual Report on Form 10-K. When we refer to a “credit tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “credit tenant” even though it does not have an investment grade credit rating, we do so based on our management's determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. This determination is based on our management's substantial experience closing net lease transactions and is made after evaluating all tenants' due diligence materials that are made available to us, including financial statements and operating data.
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
When we refer to properties that are net leased on a “medium-term basis,” we mean properties originally leased long term (10 years or longer) that are currently subject to net leases with remaining primary lease terms of generally three to eight years, on average. When we refer to properties that are net leased on a “long-term basis,” we mean properties with remaining primary lease terms of generally 10 years or longer on average.

PART I

Item 1. Business.

Overview

We were incorporated on December 2, 2010 as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our initial public offering (our "IPO") and our shares of common stock began trading on the NASDAQ Stock Market (“NASDAQ”) under the symbol “ARCP” on September 7, 2011.
We are a self-managed and self-administered real estate company that acquires, owns and operates single-tenant, free-standing commercial real estate properties primarily subject to net leases with high credit quality tenants. We focus on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants and (ii) governmental, quasi-governmental and not-for-profit entities. Our long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases.
Substantially all of our business is conducted through the OP. We are the sole general partner and holder of 95.8% of the equity interests in the OP as of December 31, 2013. As of December 31, 2013, certain affiliates of ours and certain unaffiliated investors are limited partners and owners of 3.9% and 0.3%, respectively, of the equity interests in the OP. Under the limited partnership agreement of the OP, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by us, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of our common stock or, at our option, as general partner of the OP, a corresponding number of shares of our common stock. The remaining rights of the holders of OP Units are limited, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have advanced our investment objectives by growing our net lease portfolio through self-origination of property acquisitions and strategic mergers and acquisitions. Since January 1, 2013, we have completed mergers and portfolio acquisitions that have provided assets totaling approximately $20.0 billion. See Note 2 to the consolidated financial statements.
As of December 31, 2013, excluding one vacant property classified as held for sale, we owned 1,329 properties consisting of 34.2 million square feet, which properties were 98.1% leased with a weighted average remaining lease term of 8.5 years. In constructing our portfolio, we are committed to diversification (by industry, tenant and geography). As of December 31, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 54% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.
As of December 31, 2013, ARCP, after giving effect to properties acquired from ARCT IV, Cole, Fortress and Inland after December 31, 2013, excluding one vacant property classified as held for sale, owned 3,710 properties consisting of 101.5 million square feet, which properties were 98.8% leased with a weighted average remaining lease term of 10.2 years as of December 31, 2013. As of December 31, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 49% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure).
Completed Mergers and Major Acquisitions
The following summarizes mergers and portfolio acquisitions that have been consummated since January 1, 2013 (the “Recent Acquisitions”):
American Realty Capital Trust III Merger
On December 14, 2012, we entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with American Realty Capital Trust III, Inc. (“ARCT III”) and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III (the “ARCT III Merger”) with and into a subsidiary of ours. The ARCT III Merger was consummated on February 28, 2013. See Note 2 —Mergers and Acquisitions for further discussion of the ARCT III Merger.
Also in connection with the ARCT III Merger, we entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 18 — Related Party Transactions and Arrangements for further discussion.

GE Capital Portfolio Acquisition
On June 27, 2013, we acquired, through subsidiaries of the OP, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties, (the “GE Capital Portfolio”) for a purchase price of $826.3 million, exclusive of closing costs, with no liabilities assumed. See Note 2 —Mergers and Acquisitions for further discussion of the GE Capital Portfolio acquisition.
CapLease, Inc. Merger
On May 28, 2013, we entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of ours (the “CapLease Merger”). On November 5, 2013, we completed the merger with CapLease based on the terms of the CapLease Merger Agreement. See Note 2 —Mergers and Acquisitions for further discussion of the CapLease Merger.
American Realty Capital Trust IV Merger
On July 1, 2013, we entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The Company consummated the ARCT IV Merger on January 3, 2014. See Note 2 —Mergers and Acquisitions for further discussion of the ARCP IV Merger.
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on our behalf and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC ("Fortress") for the purchase and sale of 196 properties owned by Fortress for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to us (the "Fortress Portfolio"). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. The Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio on January 8, 2014, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs. See Note 2 —Mergers and Acquisitions for further discussion of Fortress Portfolio acquisition.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, we entered into an Agreement and Plan of Merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a Maryland corporation, and a wholly owned subsidiary of ours. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of ours (the “Cole Merger”). We consummated the Cole Merger on February 7, 2014 (the "Cole Acquisition Date"). See Note 2 —Mergers and Acquisitions for further discussion of the Cole Merger.
Inland Portfolio Acquisition
On August 8, 2013, ARC entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. ("Inland") for the purchase and sale of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of ten companies (the "Inland Portfolio") will be acquired, in total, by the Company from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by the Company and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of December 31, 2013, the Company has closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. The Company closed the acquisition of the 23 additional properties in the Inland Portfolio on February 21, 2014, for an aggregate contract purchase price of $211.0 million, exclusive of closing costs. The remaining five properties are expected to close in the first half of 2014. During the year ended December 31, 2013, the Company deposited $28.6 million into escrow in relation to the Inland Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheets.

Transition to Self-Management
During the year ended December 31, 2013, we retained our Former Manager, a wholly owned subsidiary of ARC, to manage our affairs on a day-to-day basis and, as a result, were generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives and acquired from the Former Manager certain assets necessary for our operations.
Under the termination agreement, the Former Manager will continue to provide services previously provided under the Management Agreement, to the extent required by ARCP, for a tail period of 60 days following January 8, 2014 and will receive a payment in the amount of $10.0 million for providing such services. In addition, pursuant to a separate transition services agreement, affiliates of the Former Manager agreed to provide certain transition services, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, treasury, insurance and risk management, information technology, telecommunications and internet and services relating to office supplies for a 60 day term, which may be extended by ARCP. If ARCP requests any services, it will pay a fee at an hourly rate or flat rate to be agreed on, not to exceed a market rate. An affiliate of the Former Manager also transferred to us furniture, fixtures and equipment used by the Former Manager in connection with the business of the Company, and we paid the Former Manager $10.0 million for the furniture, fixtures and equipment and certain unreimbursed expenses. See Note 23 — Subsequent Events for further discussion.
Investment Policies

Our primary business objective is to generate dependable monthly cash dividends from a consistent and predictable level of funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) per share and capital appreciation associated with extending expiring leases or repositioning our properties for lease to new credit tenants upon the expiration of a net lease. Upon consummation of the mergers and acquisitions discussed above, we will own a portfolio that uniquely combines all entities' portfolio of properties with stable income from high credit quality tenants, with our portfolio, which has substantial growth opportunities. Our long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from the re-leasing of properties that are currently subject to below market leases. We intend to pursue an investment strategy that maximizes current cash flow and achieves sustainable long-term growth. We expect to achieve these objectives by acquiring net leased properties that either (a) have in-place rental rates below current average asking rents in the applicable submarket and are located in submarkets with stable or improving market fundamentals or (b) provide an essential location or infrastructure that is essential to the business operations of the tenant, which we believe will incent the existing tenant or a new credit tenant to re-lease the property at a higher rental rate upon the expiration of the existing lease.

Primary Investment Focus

We focus on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment grade or below investment grade ratings and (ii) governmental, quasi-governmental and not-for-profit entities. We intend to invest in properties with tenants that reflect a diversity of industries, geographies and sizes. A significant majority of our net lease investments have been and will continue to be in properties net leased to investment grade tenants, although at any particular time our portfolio may not reflect this. Our properties are primarily located in ‘‘Main & Main’’ locations in markets that we believe exhibit demographic trends that will support growth. We believe the diversification of our portfolio reduces the risks associated with potential adverse events that may impact any one tenant, industry, asset type or location. We believe our scale will enable us to continue to make significant acquisitions without exposing ourselves to excessive concentration risk. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.

Under net lease arrangements, tenants enter into long-term leases and pay most of the costs associated with the property and limited day-to-day property management by us is required. As a result, net lease companies are generally able to increase their size and scale with minimal incremental expense. This enables us to take advantage of economies of scale resulting in significant operational efficiencies as we grow. We believe that our focus on net leases has also enabled us to achieve greater tenant and geographic diversification, more stable cash flows, increased liquidity and lower cost of capital .

Investing in Real Property

We invest, and expect to continue to invest, in primarily freestanding, single-tenant retail properties net-leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our management will have substantial discretion with respect to the selection of specific investments, subject to approval of our board of directors.

As of December 31, 2013, after giving effect to the Cole and ARCT IV Mergers and the acquisition of the Fortress and Inland Portfolios acquired after December 31, 2013, we owned nearly 3,710 double and triple-net lease assets across property types. As a percentage of rental income, on a pro forma basis, after giving effect to the Cole and ARCT IV Mergers and acquisition of the Fortress and Inland Portfolios acquired after December 31, 2013, as of December 31, 2013, single-tenant retail properties represented 48%, office properties represented 24% and industrial properties represented 15% of our total portfolio. In addition, approximately 13% of our portfolio is comprised of multi-tenant retail assets acquired pursuant to the Cole Merger. Our portfolio is located across 48 states, the District of Columbia and Puerto Rico. On a pro forma basis as of December 31, 2013, after giving effect to the Cole and ARCT IV Mergers and the acquisition of the Fortress and Inland Portfolios acquired after December 31, 2013, our tenant base is comprised of approximately 1,100 tenants, which include well-known national as well as regional companies across 67 industries.

The following table lists the tenants whose annualized rental income, on a straight-line basis, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2013 and 2012:

Tenant	2013	2012
Dollar General	*	12.3%
Citizens Bank	*	11.8%
FedEx	*	10.2%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

As of December 31, 2013, no tenants had annualized rental income, on a straight-line basis, that represented greater than 10% of ARCP's annualized rental income, on a straight-line basis, after giving effect to the properties acquired from ARCT IV, Cole, Fortress and Inland after December 31, 2013.

The following table lists the states where we have concentrations of properties where annual rental income, on a straight-line basis, represented greater than 10% of consolidated annualized rental income, on a straight-line basis, as of December 31, 2013 and 2012:

State	2013	2012
Texas	10.8%	*
Illinois	*	11.2%
_______________________________________________
* The state's annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The following table lists the states where ARCP, after giving effect to properties acquired from ARCT IV, Cole, Fortress and Inland after December 31, 2013, have concentrations of properties where annual rental income, on a straight-line basis, represented greater than 10% of pro forma annualized rental income, on a straight-line basis, as of December 31, 2013:

State	2013
Texas	12.3%

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

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in real estate, we may, at the discretion of our board of directors and without a vote of our stockholders, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. We acquired approximately $97.5 million of mortgage loans and approximately$211.9 million of collateralized mortgage backed securities, or CMBS, pursuant to the Cole merger and the CapLease merger Investments in real estate mortgages run the risk that one or more borrowers may default under the mortgages and that the collateral securing those mortgages may not be sufficient to enable us to recoup our full investment. Investments in mortgages are also subject to our policy not to be treated as an “investment company” under the Investment Company Act.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Subject to the asset tests and income tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers (including partnership interests, limited liability company interests, common stock and preferred stock), where such investment would be consistent with our investment objectives, including for the purpose of exercising control over such entities. There are no limitations on the amount or percentage of our total assets that may be invested in any one issuer, other than those imposed by the gross asset tests we must meet in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). We do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we would generally divest appropriate securities before any such registration would be required.

Build-to-Suit and Properties under Development

We are also expanding our investment activities beyond the traditional investment in completed properties with tenants in occupancy and paying rents by continuing the build-to-suit program and acquisition of properties under the development of Cole and CapLease. These programs involve acquisition of properties that are not yet developed or are under development. Through the build-to-suit program and acquisition of properties under development or that require substantial refurbishment or renovation, we seek to source investments at higher rates of return relative to completed projects. We believe that by entering into projects with established developer partners, we can provide the capital needed to get projects built, while at the same time, securing long-term investment assets for our company at yields significantly higher than those available for completed properties.

PCM Business
We are also engaged in the PCM business, which we acquired from Cole. The PCM business sponsors and manages direct investment programs, which primarily includes five publicly registered, non-traded REITs. Our PCM business is responsible for managing the day-to-day affairs of the non-traded REITs, identifying and making acquisitions and investments on behalf of the non-traded REITs, and recommending to each of the respective board of directors of the non-traded REITs an approach for providing investors with liquidity. Our PCM business also develops new non-traded REIT offerings, distributes the shares of common stock for the non-traded REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings.

Joint Ventures

We may acquire or enter into joint ventures from time to time, if we determine that doing so would be the most cost-effective and efficient means of raising capital. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have priority over our equity interest in such property.

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

In February 2014, we, through our OP, raised $2.55 billion in unsecured senior notes, and simultaneously with that financing, our credit agreement, which previously had been secured by pledges of interests in property-owning entities was modified to eliminate these pledges. We intend to continue to emphasize unsecured corporate- or OP-level debt in our financing and seek to reduce the percentage of our assets which are secured by mortgage loans.

When we use mortgage financing, we generally seek to finance our properties with, or acquire properties subject to, long-term, fixed-rate, non-recourse debt, effectively locking in the spread we expect to generate on our properties and isolating the default risk to solely the properties financed. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed. We expect that over time the leverage on net leased properties with medium-term remaining lease durations will be approximately 45% to 55% of the property value. At December 31, 2013, our corporate leverage ratio (total debt outstanding less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 67.9%. On a pro forma basis for ARCP, ARCT IV, Cole, Fortress and Inland combined, our corporate leverage ratio is expected to be approximately 58.3%.

We also may obtain secured or unsecured debt to acquire properties, and we expect that our financing sources will include banks, institutional investment firms, including asset managers, and life insurance companies. Although we intend to maintain a conservative capital structure, with limited reliance on debt financing, our charter does not contain a specific limitation on the amount of debt we may incur and our board of directors may implement or change target debt levels at any time without the approval of our stockholders.

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

Dividend Policy

We intend to pay regular monthly dividends to holders of our common stock, Series D cumulative convertible preferred stock, Series F cumulative redeemable preferred stock and the units of ownership in the OP. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.

In September 2011, our board of directors authorized, and we began paying dividends in October 2011, on the fifteenth day of each month to common stockholders of record at the close of business on the eighth day of such month. Since October 2011, the board of directors has authorized the following increases in our common stock dividends:

Declaration date	Annualized dividend per share	Distribution date	Record date
September 7, 2011	$0.875	10/15/2011	10/8/2011
February 27, 2012	$0.880	3/15/2012	3/8/2012
March 16, 2012	$0.885	6/15/2012	6/8/2012
June 27, 2012	$0.890	9/15/2012	9/8/2012
September 30, 2012	$0.895	11/15/2012	11/8/2012
November 29, 2012	$0.900	2/15/2013	2/8/2013
March 17, 2013	$0.910	6/15/2013	6/8/2013
May 28, 2013	$0.940	12/13/2013	12/6/2013
October 23, 2013*	$1.000	2/15/2014	2/7/2014
_______________________________________________
* The dividend increase was contingent upon, and became effective with, the close of the Cole merger, which was consummated on February 7, 2014.

Commencing on May 31, 2012, we had been paying cumulative dividends on the Series A convertible preferred stock monthly in arrears at the annualized rate of $0.77 per share. Commencing on August 15, 2012, we had been paying cumulative dividends on the Series B convertible preferred stock monthly in arrears at an annualized rate of $0.74 per share. These dividends were discontinued when the Series A and B convertible preferred stock were converted to common stock in August 2013. Commencing in June 2013, we have been paying cumulative dividends on the Series C cumulative convertible preferred stock monthly in arrears at the annualized rate of $0.9104 per share. These dividends were discontinued when the Series C cumulative convertible preferred stock was converted to common stock and cash in November 2013. Commencing in November 2013, we have been paying cumulative dividends on the Series D cumulative preferred stock monthly in arrears at the annualized rate of $0.7896 per share.

We have the ability to fund dividends from any source, including borrowing funds and using the proceeds of equity and debt offerings. Dividends made by us will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements.

We and our board of directors share a similar philosophy with respect to paying our dividend. The dividend should principally be derived from cash flows generated from real estate operations. The management agreement with our Former Manager, prior to the amendment thereof in connection with the ARCT III Merger, provided for payment of the asset management fee only if the full amount of the dividends declared by us in respect of our OP units for the six immediately preceding months is equal to or greater than the amount of our AFFO. This condition has been satisfied. Prior to when it was satisfied, our Former Manager waived such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, increased our AFFO so that it equaled the dividends declared by us in respect of our OP units for the prior six months. For the year ended December 31, 2013, approximately $14.0 million in asset management fees were incurred while $6.1 million of these fees were waived by our Former Manager. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management. See Note 23 — Subsequent Events for further discussion.

As our real estate portfolio matures and one-time acquisition and transaction expenses are significantly reduced, we expect cash flows from operations to cover a more significant portion of our dividends and over time to cover dividends.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2011. We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Pursuant to our charter, our board of directors has the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interest. This authority includes the ability to elect not to qualify as a REIT for U.S. federal income tax purposes or, after qualifying as a REIT, to revoke or otherwise terminate our status as a REIT. Our board of directors has the authority under our charter to make these elections without the necessity of obtaining the approval of our stockholders. In addition, our board of directors has the authority to waive any restrictions and limitations contained in our charter that are intended to preserve our status as a REIT during any period in which our board of directors has determined not to pursue or preserve our status as a REIT.

Competition

We are subject to competition in the acquisition of properties and intense competition in the leasing of our properties. We compete with a number of developers, owners and operators of retail, restaurant, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located, in the leasing of our properties. We also may face new competitors and, due to our focus on single-tenant properties located throughout the United States, and because many of our competitors are locally or regionally focused, we will not encounter the same competitors in each region of the United States.

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

Prior to acquisition of a property, we will obtain Phase I environmental reports, or will rely on recent Phase I environmental reports. These reports will be prepared in accordance with an appropriate level of due diligence based on our standards and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property and nearby or adjoining properties. We may also obtain a Phase II investigation which may include limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures.

Employees

As of December 31, 2013, we had 12 employees. On January 8, 2014, we successfully completed our transition to self-management. In connection with becoming self-managed, ARCP terminated its management agreement with its external manager and certain former executives and employees of our Former Manager became our employees. As of February 26, 2014, including employees from the consummation of the Cole Merger, we had approximately 400 employees.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and accordingly, all of our properties are aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules included elsewhere in this annual report for more detailed financial information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.arcpreit.com. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

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

Risks Related to Our Properties and Operations

Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.

We acquire and intend to continue to acquire primarily freestanding, single tenant retail properties net leased primarily to investment grade and other credit tenants. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds including REITs and funds sponsored by the PCM business and these competitors may have greater financial resources than us and a greater ability to borrow funds and acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures, which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

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

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than-expected rental rates; and

•
we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations and cash flow; the per share trading price of our common stock; and our ability to satisfy our debt service obligations and to make dividends to our stockholders could be materially and adversely affected.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations.

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend, in large part, on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us, does not renew its lease or we do not re-lease a significant portion of the space made available due to vacancy, our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected.

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

Our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. For example, the downturn in the global economy that commenced in 2008 may have adversely affected, or may in the future adversely affect, one or more of our tenants. If any of our tenants' business experience significant adverse changes, they may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We have entered and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant of which, as of December 31, 2013, on a pro forma basis (including the properties acquired in the ARCT IV Merger, the Cole Merger and the acquisitions of the Fortress Portfolio and Inland Portfolio after December 31, 2013), are the following:

•approximately $62.2 million, or 10.6%, of our annualized rental income came from properties located in Texas;
•approximately $40.6 million, or 6.9%, of our annualized rental income came from properties located in Pennsylvania;
•approximately $38.7 million, or 6.6%, of our annualized rental income came from properties located in Illinois;
•approximately $32.7 million, or 5.6%, of our annualized rental income came from properties located in Florida; and
•approximately $32.0 million, or 5.5%, of our annualized rental income came from properties located in California.

Any downturn of the economies in one or more of these states, or in any other state in which we, may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to us.

Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.

Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain leases and leases that we may enter into in the future with our tenants, including leases of multi-tenant properties acquired in the Cole Merger, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make dividends to holders of our capital stock may be reduced.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to stockholders.

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

Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases could result in us receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution to our stockholders.

Any of our properties that incurs a vacancy could be difficult to sell or re-lease.

One or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties, including our presently vacant property. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

Our real estate investments are relatively illiquid and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

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

As of December 31, 2013, on a pro forma basis (including the properties acquired in the ARCT IV Merger, the Cole Merger and the acquisitions of the Fortress Portfolio and the Inland Portfolio after December 31, 2013), 51%of our annualized rental income is derived from tenants who do not have investment grade credit ratings from a major ratings agency or are not affiliates of companies having an investment grade credit rating. We also may invest in other properties in the future where the tenant is not rated or the tenant's credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

Our investments in properties where the underlying tenant does not have a publicly available credit rating will expose us to certain risks.

When we invest in properties where the underlying tenant does not have a publicly available credit rating, we will rely on our own estimates of the tenant's credit rating. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

Dividends paid from sources other than our cash flow from operations, particularly from proceeds of financings, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute stockholders' interests in us, which may adversely affect our ability to fund future dividends with cash flow from operations and may adversely affect stockholders' overall return.

Our cash flows used in operations were $7.1 million for the year ended December 31, 2013. For the year ended December 31, 2013, our dividends paid of $151.6 million were partially funded from cash flows from operations and through $2.3 billion from proceeds of financing activities. Additionally, we may in the future pay dividends from sources other than from our cash flow from operations.

Even after our acquisition of properties during 2013 and the ARCT IV Merger, the Cole Merger and the acquisitions of the Fortress Portfolio and the Inland Portfolio, we may not generate sufficient cash flow from operations to pay dividends. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, and/or the sale of additional securities, , to fund distributions, we may use the proceeds from offerings of securities. Moreover, our board of directors may change our dividend distribution policy, in its sole discretion, at any time. Dividends made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the applicable offering. We have not established any limit on the amount of proceeds from an offering that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.

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

We disclose FFO and adjusted funds from operations ("AFFO"), a non-GAAP financial measure, including in documents filed with the SEC; however, AFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and AFFO, which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Adjusted Funds from Operations.'' FFO and AFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and AFFO and GAAP net income differ because one or both FFO and AFFO exclude gains and losses from the sale of property, plus depreciation and amortization, merger related costs, acquisition-related fees and expenses and other non cash charges.

Because of the differences between FFO and AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, AFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

Operating expenses of our properties will reduce our cash flow and funds available for future distributions.

For certain of our properties, including multi-tenant properties acquired in the Cole Merger, we are responsible for some or all of the operating costs of the property. In some of these instances, our leases require the tenant to reimburse us for all or a portion of these costs, either in the form of an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.

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

We have assumed existing liabilities some of which may have been unknown or unquantifiable at the time of the transaction related to our formation transactions, our Recent Acquisitions and certain other property acquisitions, and expect in the future to continue to assume existing liabilities related to our property acquisitions. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, they could adversely affect our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which would include funds sponsored by us) offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders may be adversely affected.

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

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, market price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be materially and adversely affected. We cannot assure you that we will achieve our return objectives.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant's balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board (the "IASB"), conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Based on comments received, a revised Exposure was released in May 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.

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

We expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. However, the U.S. and global economic slowdown that commenced in 2008 has resulted in a capital environment characterized by limited availability, increasing costs and significant volatility. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature.

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

As of December 31, 2013, our aggregate indebtedness was approximately $3.6 billion. Subsequent to December 31, 2013, we incurred $2.6 billion of indebtedness pursuant to an offering of senior notes in February 2014. After giving effect to the financing and the use of proceeds therefrom, on a pro forma basis (including the properties acquired in the ARCT IV Merger, the Cole Merger and the acquisitions of the Fortress Portfolio and Inland Portfolio after December 31, 2013), our aggregate indebtedness was approximately $10.3 billion. We may incur significant additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property.

We intend to incur additional indebtedness in the future, including borrowings under our existing $2.72 billion credit facility (under which we have undrawn commitments of $980.2 million at February 26, 2014 and which contains an “accordion” feature to allow us, under certain circumstances, to increase the commitments thereunder by $280 million). At February 26, 2014, we had approximately $1.7 billion of outstanding borrowings under this credit facility.

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

•
requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•putting us at a disadvantage compared to our competitors with less indebtedness.

If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in our credit facility), we may automatically be in default under any other loan or indenture that has cross-default provisions (including our credit facility), and further borrowings under our credit facility will be prohibited, outstanding indebtedness under our credit facility, our indenture or such other loans may be accelerated, and to the extent our credit facility, our indenture or such other loans are secured, directly or indirectly by any properties or assets, lenders or trustees under our credit facility, our indenture or such other loans may foreclose on the collateral securing such indebtedness as a result. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements or indentures, could adversely affect our financial condition and operating results.

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

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our dividend and operating policies and our ability to incur additional debt. Indentures and loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to further incur indebtedness or discontinue insurance coverage. In addition, future agreements may contain, and any future company credit facilities and indentures likely will contain, financial covenants, including certain coverage ratios, and negative covenants, including limitations on our ability to incur secured and unsecured debt, make dividends, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Specifically, our ability to make distributions may be limited by our credit facility, pursuant to which our distributions may not exceed the greater of (i) 105% of our FFO, as adjusted for certain items, the most significant of which are acquisition and merger related expenses, in 2013, and 95% thereafter or (ii) the amount required for us to qualify and maintain our status as a REIT. Covenants under any future indebtedness may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us.

The indenture governing our senior notes and the credit agreement governing our credit facility contain restrictive covenants that limit our operating flexibility.

The indenture governing our senior notes and the agreement governing our credit facility require us to meet specified financial and operating covenants, including financial maintenance covenants with respect to maximum consolidated leverage ratio, maximum secured recourse indebtedness, minimum fixed charge coverage, minimum borrowing base interest coverage, maximum secured leverage, minimum tangible net worth and maximum variable rate indebtedness and borrowing base asset value ratio. In addition, our credit facility contains certain customary negative covenants that restrict the ability of our OP to incur secured and unsecured indebtedness. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing our senior notes and the credit agreement governing our credit facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. Any failure to comply with these financial maintenance covenants and negative covenants would constitute a default under our credit facility and/or senior note indenture, as applicable and would prevent further borrowings under our credit facility, and could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

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

Increases in interest rates would increase our debt service costs, may adversely affect any future refinancing of our debt and our ability to incur additional debt, and could adversely affect our financial condition, cash flow and results of operations.

Certain of our borrowings bear interest at variable rates, and we may incur additional variable-rate debt in the future. Increases in interest rates would result in higher interest expenses on our existing unhedged variable rate debt, and increase the costs of refinancing existing debt or incurring new debt. Additionally, increases in interest rates may result in a decrease in the value of our real estate and decrease the market price of ARCP’s common stock and could accordingly adversely affect our financial condition, cash flow and results of operations.

A downgrade in our credit ratings could materially adversely affect our business and financial condition.

We received credit ratings for our senior notes from Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. We plan to manage our operations to maintain these credit ratings with a capital structure consistent with or better than our current profile, but there can be no assurance that we will be able to maintain the current credit ratings. Any downgrades in terms of ratings or outlook by any of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity and the trading price of the notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.

The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth which, if significantly slower than expected, could have a negative impact on the performance of our investment portfolio.

The U.S. economy is in its fourth year of recovery from a severe global recession and the commercial real estate markets stabilized and began to recover in 2011. Based on moderate economic growth in the future, and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors over the next two years. Nevertheless, this ongoing economic recovery remains fragile, and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected as a result of reduced tenant demand. A severe weakening of the economy or a renewed recession could also lead to higher tenancy default and vacancy rates, which could create an oversupply of rentable space, increased property concessions and tenant improvement expenditures and reduced rental rates to maintain occupancies. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of your investment.

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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

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

Our PCM business, which was acquired from Cole are subject to risks that are particular to their role as sponsors and dealer managers for direct investment program offerings.

Our PCM business, including Cole Capital Corporation, which was Cole’s broker-dealer subsidiary and is a wholesale broker-dealer registered with the SEC and a member firm of FINRA, is subject to various risk and uncertainties that are common in the securities industry. Such risks and uncertainties include:

•	the volatility of financial markets;

•	extensive governmental regulation;

•	litigation; and

•	intense competition.

Our PCM business, which involves sponsoring and distributing interests in direct investment programs, will depend on a number of factors including our ability to enter into agreements with broker-dealers and independent investment advisors who will sell interests to their clients, our success in investing the proceeds of our offering, managing the properties acquired and generating cash flow to make distributions to investors in our direct investment programs and our success in entering into liquidity event for the direct investment programs. We are subject to competition from other sponsors and dealer-managers of direct investment programs and other investments, and there can be no assurance that this business will be successful.

Sponsorship of non-traded REITs also involves risks relating to the possibility that such programs will not receive capital at the levels and timing that are anticipated and that sufficient capital will not be raised to repay investments of cash in, and loans to, such non-traded REITs needed to meet up-front costs, the initial breaking of escrow and the acquisition of properties will not be made, as well as risks relating to competition from other sponsors of other similar programs.

In addition, our PCM business is subject to risks that are particular to its function as a wholesale broker-dealer and sponsoring non-traded REITs. For example, the broker-dealer provides substantial promotional support to broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other mass forms of communication. Due to our PCM business acting as a sponsor of non-traded REITs and the volume of materials that Cole Capital Corporation may provide throughout the course of an offering, much of which may be scrutinized by regulators. We and Cole Capital Corporation may be exposed to significant liability under federal and state securities laws. Additionally, Cole Capital Corporation may be subject to fines and suspension from the SEC and FINRA.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Our broker-dealer subsidiary is required to maintain certain levels of minimum net capital subject to the SEC’s net capital rule. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all the activities of a broker-dealer. Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and it may be subject to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our broker-dealer's ability to expand or even maintain its present levels of business, which could have a material adverse effect on its business of sponsoring and distributing interests in direct investment programs. In addition, our broker-dealer subsidiary may become subject to net capital requirements in other foreign jurisdictions in which it operates. We cannot predict its future capital needs or its ability to obtain additional financing.

Broker-dealers and other financial services firms are subject to extensive regulations and increased scrutiny.

The financial services industry is subject to extensive regulation by U.S. federal, state and international government agencies, as well as various self-regulatory agencies. Recent turmoil in the financial markets has contributed to significant rule changes, heightened scrutiny of the conduct of financial services firms and increasing penalties for rule violations. Our broker-dealer subsidiary may be adversely affected by new laws or rules or changes in the interpretation of existing rules or more rigorous enforcement. Significant new rules are developing under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Some of these rules could impact our broker-dealer subsidiary's business, including through the potential implementation of a more stringent fiduciary standard for brokers and enhanced regulatory oversight over incentive compensation.

Our broker-dealer subsidiary also may be adversely affected by other evolving regulatory standards, such as those relating to suitability and supervision. Legal claims or regulatory actions against our broker-dealer subsidiary also could have adverse financial effects on us or harm our reputation, which could harm our business prospects.

Our broker-dealer subsidiary, which is registered as a broker-dealer under the Exchange Act and is a member of FINRA, is subject to regulation, examination and supervision by the SEC, FINRA, other self-regulatory organizations and state securities regulators. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities’ capital adequacy, record-keeping and the conduct and qualification of officers, employees and independent contractors. Failure by our broker-dealers to comply with applicable laws or regulations could result in censures, penalties or fines, the issuance of cease and desist orders, the suspension or expulsion from the securities industry of any such broker-dealer, or its officers, employees or independent contractors or other similar adverse consequences. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 mandates that financial institutions, including broker-dealers and investment advisors, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. Our broker-dealer subsidiary has established AML programs but there can be no assurance of the effectiveness of these programs. Failure to comply with AML requirements could subject our broker-dealer subsidiary to disciplinary sanctions and other penalties. Financial services firms must also comply with applicable privacy and data protection laws and regulations, including SEC Regulation S-P and applicable provisions of the 1999 Gramm-Leach-Bliley Act, the Fair Credit Reporting Act of 1970 and the 2003 Fair and Accurate Credit Transactions Act. Any violations of laws and regulations relating to the safeguarding of private information could subject our broker-dealer subsidiary to fines and penalties, as well as to civil action by affected parties.

We are subject to risks relating to mortgage loans, bridge loans, mezzanine loans, CMBS and real estate-related securities.

In connection with the Cole and Caplease Mergers, we acquired interests in mortgage loans, bridge loans, mezzanine loans, CMBS and other types of real estate-related securities. In addition, we may continue to make similar investments, which will subject us to risks relating to these types of loans and securities.

Risks relating to mortgage, bridge or mezzanine loans.

Investing in mortgage, bridge or mezzanine loans involves risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.

Risks Relating to Real Estate-Related Securities in General.

Investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If we determine that it is advantageous to us to make the types of investments in which we do not have experience, we intend to employ persons, engage consultants or partner with third parties that have, in our opinion, the relevant expertise necessary to assist us in evaluating, making and administering such investments.

Risks relating to CMBS.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. CMBS are issued by investment banks, not financial institutions, and are not insured or guaranteed by the U.S. government.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

The value of CMBS can be negatively impacted by any dislocation in the mortgage-backed securities market in general. Currently, the mortgage-backed securities market is suffering from a severe dislocation created by mortgage pools that include sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time, and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.

Our build-to-suit program is subject to additional risks related to properties under development

The businesses we acquired in each of the Cole and CapLease Mergers engage in build-to-suit programs and acquisition of properties under development. In connection with these businesses, we enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may continue this business.

As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs~~,~~ and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property~~,~~ and our return on our investment could suffer. If we contract with a development company for newly developed properties, we anticipate that it will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that it will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit, the development company typically will not have acquired title to any real property~~,~~ and there is a risk that its earnest money deposit made to the development company may not be fully refunded.

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

We have agreed with the Contributor, an affiliate of ARC, to indemnify it against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the continuing properties acquired by us in the formation transactions, in a taxable transaction. However, we can sell these properties in a taxable transaction if we pay the Contributor cash in the amount of its tax liabilities arising from the transaction and tax payments. These tax protection provisions apply until September 6, 2021, which is the tenth anniversary of the closing of our IPO. Although it may be in our stockholders' best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for the Contributor to guarantee. We agreed to these provisions in order to assist the Contributor in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.

Tax consequences to holders of OP units upon a sale or refinancing of our properties may cause the interests of our principals to differ from the interests of our other stockholders.

As a result of the unrealized built-in gain that may be attributable to one or more of the contributed properties at the time of contribution in connection with the formation transactions, some holders of OP units, including the Contributor, an affiliate of ARC, may experience different tax consequences than holders of our capital stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all, than those that would be in the best interests of our stockholders taken as a whole.

We continue to rely on services provided by our Former Manager for certain administrative services.
While we have terminated our management agreement with our Former Manager our Former Manager continues to provide us with certain administrative services, including transaction management services, under agreements which continue in effect following our transition to self-management. Affiliates of our Former Manager have not agreed to dedicate specific personnel to providing these services. Accordingly, we continue to rely on affiliates of the Former Manager for services required to execute our business plan.

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

As of December 31, 2013, we owned approximately 95.8% of the OP units in our operating partnership. However, our operating partnership may issue additional OP units in the future. Such issuances could reduce our ownership percentage in our operating partnership. Because our stockholders will not directly own any OP units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

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

Certain provisions of the Maryland General Corporation Law (the "MGCL"), may have the effect of requiring a third party seeking to acquire us to negotiate with our board of directors, including:

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

As permitted by the MGCL, our board of directors has by resolution exempted business combinations (1) between us and any person, provided that such business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such person) and (2) between us and ARC, our Former Manager, our operating partnership or any of their respective affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to such business combinations. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. This resolution, however, may be altered or repealed in whole or in part at any time by our board of directors. If this resolution is repealed, or our board of directors does not otherwise approve a business combination with a person other than ARC, our Former Manager, our operating partnership or any of their respective affiliates, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

We had never operated as a REIT prior to making our initial REIT election for the year ended December 31, 2011 and have only recently begun operating as a public company and, therefore, we cannot assure you that we will successfully and profitably operate our business in compliance with the regulatory requirements applicable to REITs and to public companies.

We had never operated as a REIT prior to making our initial REIT election for the year ended December 31, 2011. Also, we have only operated as a public company beginning the date of the closing of our IPO on September 6, 2011. In addition, certain members of our board of directors and certain of our executive officers have no experience in operating a publicly traded REIT that is traded on a securities exchange other than in connection with our operations. We cannot assure you that we will be able to successfully operate our company as a REIT or a publicly traded company, including satisfying the requirements to timely meet disclosure requirements and complying with the Sarbanes-Oxley Act, including implementing effective internal controls. Failure to maintain our qualification as a REIT or comply with other regulatory requirements would have an adverse effect on our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

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

ARCP may incur adverse tax consequences if ARCT III , CapLease, ARCT IV or Cole has failed qualify as a REIT for U.S. federal income tax purposes.

If ARCT III , CapLease, ARCT IV or Cole has failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to the ARCT III Merger, the CapLease Merger, the ARCT IV Merger and the Cole Merger, respectively, ARCP may inherit significant tax liabilities and could lose ARCP’s REIT status should disqualifying activities continue after the mergers.

We could incur liability as a result of a lawsuit to which Cole is subject in connection with the merger between Cole and Cole Holdings Corporation ("Cole Holdings"), pursuant to which Cole became a self-managed REIT.

Three outstanding putative class action and/or derivative lawsuits, which were filed earlier this year, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings, pursuant to which Cole became a self-managed REIT. The Court in one of the lawsuits has granted defendants’ motion to dismiss with prejudice, but the plaintiffs have filed a notice of appeal of this dismissal. The other two lawsuits, which also purport to assert claims under the Securities Act, are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014.

Whether or not any plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect our operations.

We could incur liability as a result of an adverse judgment in litigation challenging one or more of our Recent Acquisitions, including the Cole Merger and the Caplease Merger and the ARCT III Merger.
Stockholders of Cole have filed lawsuits and may file additional lawsuits challenging the Cole Merger, which name and may name ARCP as a defendant. To date, eleven such lawsuits have been filed. Two putative class actions have been filed in in the U.S. District Court of Arizona, captioned as: (i) Wunsch v. Cole Real Estate Investment, Inc., et al.; and (ii) Sobon v. Cole Real Estate Investments, Inc., et al. Eight other putative stockholder class action lawsuits have been filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole Real Estate Investments, Inc., et al.; (ii) Branham v. Cole Real Estate Investments, Inc., et al.; (iii) Wilfong v. Cole Real Estate Investments, Inc., et al.; (iv) Polage v. Cole Real Estate Investments, Inc., et al.; (v) Flynn v. Cole Real Estate Investments, Inc., et al.; (vi) Corwin v. Cole Real Estate Investments, Inc., et al.; (vii) Green v. Cole Real Estate Investments, Inc., et al.; and (viii) Morgan v. Cole Real Estate Investments, Inc., et al. (collectively, the ‘‘Baltimore Actions’’). All of these lawsuits name ARCP, Cole and the Cole board of directors as defendants. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff, the other public stockholders of Cole and to Cole, and that certain entity defendants aided and abetted those breaches. In addition, certain lawsuits claim that the individual defendants breached their duty of candor to our stockholders and the Branham, Polage and Flynn lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The eight Baltimore Actions were consolidated on December 12, 2013. The Wunsch and Sobon lawsuits, which were consolidated by court order on January 17, 2014, also allege that the joint proxy statement filed in relation to the Cole Merger contains materially incomplete and misleading disclosures in violation of Sections 14(a) and 20(a) of the Exchange Act. Among other remedies, the complaints seek money damages, costs and attorneys’ fees.

On January 10, 2014, solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing, ARCP, Cole and the other named defendants in the Baltimore Actions entered into a memorandum of understanding with the plaintiffs in the Baltimore Actions to settle the cases. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to ARCP’s and Cole’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled by the court to consider the fairness, reasonableness, and adequacy of the settlement. In the event the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Cole Merger, the Cole Merger Agreement and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel in the Baltimore Actions will file a petition in the court for an award of attorneys’ fees and expenses to be paid by ARCP, which the defendants may oppose. ARCP will pay or cause to be paid any attorneys’ fees and expenses awarded by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

One additional putative class action has been filed in the Supreme Court of New York, captioned as: Realistic Partners v. Schorsch et al. (the ‘‘Realistic Partners Action’’). This lawsuit names ARCP, the ARCP board of directors and Cole as defendants. The named plaintiff claims to be an ARCP stockholder and purports to represent all holders of ARCP’s stock. The complaint generally alleges that ARCP and the individual defendants breached a fiduciary duty of candor allegedly owed to plaintiff and to the other public stockholders of ARCP, and that Cole aided and abetted those breaches. On January 17, 2014, solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing, ARCP, Cole and the other named defendants in the Realistic Partners Action entered into a memorandum of understanding with the plaintiff in the Realistic Partners Action to settle the case. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to ARCP’s and Cole’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled by the court to consider the fairness, reasonableness, and adequacy of the settlement. In the event the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Cole Merger, the Cole Merger Agreement, and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel in the Realistic Partners Action will file a petition in the court for an award of attorneys’ fees and expenses to be paid by ARCP, which the defendants may oppose. ARCP will pay or cause to be paid any attorneys’ fees and expenses awarded by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

A number of lawsuits by CapLease’s stockholders have been challenging the CapLease Merger, some of which name ARCP and the OP as defendants. Additionally, a lawsuit was commenced on behalf of holders of a series of CapLease’s preferred stock in connection with the CapLease Merger alleging that the conversion of such preferred stock pursuant to the terms of the CapLease Merger Agreement was prohibited by the Articles Supplementary classifying and designating such preferred stock.

After the announcement of the ARCT III Merger Agreement, Randell Quaal filed a putative class action lawsuit on January 30, 2013 against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court of the State of New York. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by the memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.

We cannot assure you as to the outcome of these lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Whether or not any plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.

Our future results will suffer if we do not effectively manage our expanded portfolio and operations following the Recent Acquisitions.

Following the Recent Acquisitions, we have an expanded portfolio and operations and likely will continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges.Our future success will depend, in part, upon -our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

ARCP has a history of operating losses and cannot assure you that it will achieve profitability.

Since ARCP’s inception in 2010, ARCP has experienced net losses (calculated in accordance with GAAP) each fiscal year and, as of December 31, 2013, had an accumulated deficit of $692.4 million. The extent of ARCP’s future operating losses and the timing of when ARCP will achieve profitability are uncertain, and depends on the demand for, and value of, ARCP’s portfolio of properties and ARCP may never achieve or sustain profitability.

ARCP may be unable to integrate the recently acquired GE Capital, Fortress and Inland Portfolios into ARCP’s existing portfolio or CapLease’s, ARCT IV’s and Cole’s businesses with ARCP’s business successfully and realize the anticipated synergies and related benefits of the Mergers, and acquisition of the GE Capital Portfolio and other pending acquisitions or do so within the anticipated timeframe.

ARCP’s consummation of the CapLease Merger, the ARCT IV Merger and the Cole Merger, involves the combination of companies that, prior to the consummation thereof, operated as independent companies. Additionally, ARCP recently acquired the GE Capital, Fortress and Inland Portfolios. ARCP may be required to devote significant management attention and resources to integrating ARCP’s business practices and operations with those of CapLease, ARCT IV and Cole and the acquired GE Capital, Inland and Fortress Portfolios as well as the Inland Portfolio. Potential difficulties ARCP may encounter in the integration process include the following:

•
the inability to successfully combine ARCP’s business with CapLease’s, ARCT IV’s or Cole’s business or the GE Capital, Inland and Fortress Portfolios into ARCP’s portfolio, in each case in a manner that permits the combined company to achieve the anticipated cost savings, which would result in the anticipated benefits of the mergers and the acquisition of the Inland and Fortress Portfolios not being realized in the timeframe anticipated or at all;

•	the complexities associated with managing the combined business out of several different locations and integrating personnel from the two companies;
•	the additional complexities of combining companies with different histories, cultures, potential regulatory restrictions, markets and tenant bases;
•	the failure to retain ARCP’s key employees or those of any of ARCT IV, CapLease or Cole;
•	the inability to divest certain CapLease or Cole assets not fundamental to ARCP’s business;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the combinations; and
•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and acquisition of the Inland and Fortress Portfolios and integrating operations.

For all these reasons, our stockholders should be aware that it is possible that the integration process following the Recent Acquisitions could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of such transactions, or could otherwise adversely affect the business and our financial results.

ARCP cannot assure our stockholders that it will be able to continue paying distributions at the current rate.

ARCP plans to continue its current monthly distribution practices. However, ARCP’s stockholders may not receive the same distributions for various reasons, including the following:

•
as a result of the mergers and the issuance of shares of ARCP’s common and preferred stock in connection with the mergers, the total amount of cash required for ARCP to pay distributions at its current rate will increase;

•	ARCP may not have enough cash to pay such distributions due to changes in ARCP’s cash requirements, capital spending plans, cash flow or financial position;
•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the ARCP Board, which reserves the right to change ARCP’s dividend practices at any time and for any reason;

•	ARCP may desire to retain cash to maintain or improve its credit ratings; and
•
the amount of distributions that ARCP’s subsidiaries may distribute to ARCP may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

ARCP’s stockholders have no contractual or other legal right to distributions or dividends that have not been declared.

Our net income per share and FFO per share in the near term may decrease as a result of us becoming self-managed.

We completed our transition to self-management in January 2014. While we will no longer bear the external costs of the various fees and expenses paid to our Former Manager, subsequent to becoming self-managed, net income per share and FFO per share in the near term may decrease as a result of us becoming self-managed, due to increased expenses related to being self-managed, including expenses for compensation and benefits of our officers and other employees, which previously were paid by our Former Manager. Therefore, the exact amount of savings to us, if any, from becoming self-managed cannot reasonably be estimated. If the expenses we assume as a result of us becoming self-managed are higher than we anticipate, our net income per share and FFO per share may be lower as a result of us becoming self-managed than we otherwise would have been, potentially causing our net income per share and FFO per share to decrease.

In connection with us becoming self-managed, we may become exposed to risks to which we have not historically been exposed.

In connection with us becoming self-managed, we may be exposed to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management and other fees previously paid to our Former Manager and its affiliates, our direct overhead, on a consolidated basis, will increase as a result of us becoming self-managed. Prior to us becoming self-managed, the responsibility for such overhead was borne by our Former Manager.

Prior to us becoming self-managed, we did not have separate facilities, communications and information systems nor did we directly employ very many employees; our Former Manager formerly provided such amenities. As a result of us becoming self-managed, we now will lease office space, have our own communications and information systems and directly employ a staff. Any failure of our employees or infrastructure to provide these services after self-management could adversely affect our operations. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could have a material adverse effect on our financial condition and operating results. Additionally, as a direct employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

Furthermore, pursuant to our Recent Acquisitions, we will also be combining the facilities and personnel of the companies acquired pursuant to our Recent Acquisitions. In particular, as a result of the Cole Merger, we will significantly increase the number of our employees, including the addition of employees who will become our senior officers, and significantly increase the facilities at which our business operates. We will face potential difficulties in effecting our self-management and integrating these businesses, including those described under “ —ARCP may be unable to integrate the recently acquired GE Capital, Fortress and Inland Portfolios into ARCP’s existing portfolio or CapLease’s, ARCT IV’s and Cole’s businesses with ARCP’s business successfully and realize the anticipated synergies and related benefits of the Mergers, and acquisition of the GE Capital Portfolio and other pending acquisitions or do so within the anticipated timeframe.”

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

Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient dividends to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To qualify as a REIT we must meet annual dividend requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders overall return.

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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders' investments.

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

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the TRS rules limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

If our operating partnership failed to qualify as a partnership or was not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of dividends that our operating partnership could make to us. This would also result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay dividends and the yield on our stockholders' investments. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing dividends to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make distributions in our own stock, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends stockholders receive.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders should also note that our counsel's tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

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

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity, and because our common stock will be publicly traded, no assurance can be given that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are non-U.S. stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2013, we owned 1,329 properties with an aggregate base purchase price of $5.2 billion, comprised of 34.2 million square feet and located in 48 states and Puerto Rico, excluding one vacant property classified as held for sale. Our properties were 98.1% occupied with a weighted average remaining lease term of 8.5 years as of December 31, 2013.

As of December 31, 2013, ARCT IV owned 1,231 properties with an aggregate base purchase price of $2.2 billion, comprised of 9.7 million square feet and located in 46 states and the District of Columbia. ARCT IV's properties were 99.9% occupied with a weighted average remaining lease term of 11.5 years as of December 31, 2013.

As of December 31, 2013, Cole owned 1,043 properties with an aggregate base purchase price of $7.3 billion, comprised of 45.7 million square feet and located in 48 states. Cole's properties were 99.0% occupied with a weighted average remaining lease term of 11.5 years as of December 31, 2013.

As of December 31, 2013, the Fortress Portfolio consisted of 79 properties with an aggregate base purchase price of $400.8 million, comprised of 5.6 million square feet and located in 23 states. The Fortress Portfolio of properties have a 100% occupancy rate with a weighted average remaining lease term of 8.5 years as of December 31, 2013.

As of December 31, 2013, the Inland Portfolio of properties consisted of 28 properties with an aggregate base purchase price of $456.6 million, comprised of 6.3 million square feet and located in 14 states. The Inland Portfolio of properties have a 94.0% occupancy rate with a weighted average remaining lease term of 4.5 years as of December 31, 2013.

As of December 31, 2013, ARCP, giving effect to the properties acquired in the ARCT IV Merger, the Cole Merger and the acquisitions of the Fortress and Inland Portfolio, owned 3,710 properties with an aggregate base purchase price of $15.6 billion, comprised of 101.5 million square feet and located in 48 states, the District of Columbia, and Puerto Rico, excluding one vacant property classified as held for sale. Such properties have an approximately 98.8% occupancy rate with a weighted average remaining lease term of approximately 10.2 years as of December 31, 2013.

Industry Distribution

The following table details the industry distribution of our portfolio as of December 31, 2013 (dollars in thousands):

Industry	Number of Leases	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Advertising	1	—	—%	$2	—%
Aerospace	1	303,035	0.9%	2,528	0.6%
Agricultural Products & Services	3	551,249	1.6%	1,512	0.4%
Auto Manufacturer	1	246,060	0.7%	3,491	0.9%
Auto Retail	61	1,369,870	4.0%	9,627	2.4%
Auto Services	5	39,747	0.1%	714	0.2%
Casual Dining	103	750,074	2.2%	16,407	4.2%
Consulting	1	227,486	0.7%	2,058	0.5%
Consumer Goods	1	75,050	0.2%	631	0.2%
Consumer Products	13	8,675,937	25.4%	35,817	9.1%
Discount Retail	298	2,684,256	7.9%	24,239	6.1%
Distribution	1	140,361	0.4%	2,424	0.6%
Diversified Industrial	5	858,897	2.5%	10,931	2.8%
Education	2	35,224	0.1%	936	0.2%
Family Dining	112	682,157	2.0%	14,972	3.8%
Financial Services	3	504,038	1.5%	8,643	2.2%
Fitness	1	45,906	0.1%	1,319	0.3%

Industry	Number of Leases	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Freight	31	1,809,019	5.3%	17,491	4.4%
Gas/Convenience	31	112,754	0.3%	6,467	1.6%
Government Services	22	670,161	2.0%	18,611	4.7%
Healthcare	29	1,159,904	3.4%	19,546	5.0%
Heavy Equipment	1	552,960	1.6%	2,353	0.6%
Home Maintenance	3	743,645	2.2%	7,777	2.0%
Information and Communications	1	115,583	0.3%	2,649	0.7%
Insurance	8	2,109,360	6.2%	31,565	8.0%
Jewelry	1	367,740	1.1%	5,497	1.4%
Manufacturing	2	34,359	0.1%	747	0.2%
Marine Products	1	15,404	0.1%	277	0.1%
Media	2	216,285	0.6%	2,817	0.7%
Oil/Gas	1	308,586	0.9%	5,338	1.4%
Packaging	1	221,035	0.7%	1,480	0.4%
Pharmacy	99	1,341,418	3.9%	33,109	8.4%
Professional Services	20	500,246	1.5%	7,013	1.8%
Publishing	2	210,776	0.6%	2,054	0.5%
Quick Service Restaurant	279	792,438	2.3%	27,827	7.0%
Retail - Department Stores	3	1,416,908	4.1%	10,876	2.8%
Retail - Discount	1	7,992	0.0%	96	0.0%
Retail - Hobby/books/music	1	25,050	0.1%	579	0.2%
Retail - Home furnishings	1	131,930	0.4%	1,337	0.3%
Retail - Sporting Goods	2	133,713	0.4%	1,455	0.4%
Retail - Wholesale	1	108,532	0.3%	883	0.2%
Retail Banking	168	1,149,997	3.4%	25,648	6.5%
Specialty Retail	16	500,017	1.5%	4,463	1.1%
Storage Facility	1	126,664	0.4%	443	0.1%
Supermarket	16	897,482	2.6%	7,729	2.0%
Technology	5	267,071	0.8%	7,442	1.9%
Telecommunications	2	272,526	0.8%	3,958	1.0%
Transportation	1	18,214	0.1%	242	0.1%
Travel Centers	1	17,480	0.1%	970	0.3%
Vacant	—	640,458	1.9%	—	—%
	1,365	34,185,054	100.0%	$394,990	100.0%

The following table details the industry distribution of the pro forma portfolio of ARCP, after giving effect to ARCT IV, Cole and the Fortress and Inland Portfolios, as of December 31, 2013 (dollars in thousands):

Industry	Number of Leases	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
3rd Party Logistics	2	550,130	0.5%	$1,559	0.1%
Advertising	6	—	—%	48	—%
Aerospace	2	707,798	0.7%	8,568	0.7%
Agricultural Products & Services	4	581,249	0.6%	1,970	0.2%
Alcohol Distribution	1	134,210	0.1%	501	—%
Animal Supplies	49	1,436,157	1.4%	25,884	2.1%
Auto Manufacturer	1	246,060	0.2%	3,491	0.3%
Auto Retail	144	6,728,023	6.6%	38,408	3.1%
Auto Services	9	70,186	0.1%	1,395	0.1%
Bolts, Nuts, Screws, & Washers	1	137,607	0.1%	816	0.1%
Casual Dining	457	2,765,951	2.7%	75,767	6.2%
Childcare and development	4	21,000	0.0%	281	0.0%
Consulting	1	227,486	0.2%	2,058	0.2%
Consumer Goods	1	75,050	0.1%	631	0.1%
Consumer Products	32	12,100,137	11.9%	50,284	4.1%
Discount Retail	595	5,321,103	5.2%	51,660	4.2%
Distribution	2	200,013	0.2%	2,931	0.2%
Diversified Industrial	9	1,188,585	1.2%	15,739	1.3%
Education	17	1,917,765	1.9%	21,723	1.8%
Entertainment and recreation	1	3,000	—%	—	—%
Family Dining	364	2,070,533	2.0%	50,149	4.1%
Financial Services	22	1,080,944	1.1%	22,446	1.8%
Fitness	35	1,071,984	1.1%	20,471	1.7%
Freight	53	2,859,312	2.8%	27,749	2.3%
Furniture Rental & Leasing	40	655,000	0.7%	4,912	0.4%
Gas/Convenience	102	441,370	0.4%	24,068	2.0%
Government Services	28	747,161	0.7%	23,346	1.9%
Haircare Services	13	20,802	—%	474	—%
Healthcare	120	2,607,559	2.6%	50,281	4.1%
Heavy Equipment	1	552,960	0.6%	2,353	0.2%
Home Maintenance	30	3,940,954	3.9%	28,485	2.3%
Information and communications	4	119,583	0.1%	2,788	0.2%
Insurance	15	2,714,121	2.7%	44,199	3.6%
Jewelry	1	367,740	0.4%	5,497	0.5%
Manufacturing	14	3,152,600	3.1%	15,910	1.3%
Marine Products	3	81,404	0.1%	1,622	0.1%
Media	3	220,006	0.2%	2,862	0.2%
Movie Theater	2	85,136	0.1%	1,249	0.1%
Office Products	20	389,419	0.4%	5,572	0.5%
Oil/Gas	18	675,586	0.7%	14,226	1.2%
Packaging	1	221,035	0.2%	1,480	0.1%
Parking	1	8,400	—%	1	—%

Industry	Number of Leases	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Personal services	136	355,411	0.4%	8,226	0.7%
Pharmacy	248	3,513,095	3.5%	86,058	7.0%
Professional Services	61	1,234,044	1.2%	20,573	1.7%
Publishing	2	210,776	0.2%	2,054	0.2%
Quick Service Restaurant	1,036	2,870,296	2.8%	91,950	7.5%
Retail - Department Stores	144	5,221,706	5.2%	43,807	3.6%
Retail - Discount	65	1,373,484	1.4%	14,307	1.2%
Retail - Electronics and appliances	6	32,000	—%	402	—%
Retail - Grocery	10	432,000	0.4%	5,232	0.4%
Retail - Hobby/books/music	42	531,705	0.5%	6,816	0.6%
Retail - Home furnishings	22	348,287	0.3%	4,489	0.4%
Retail - Internet	3	3,048,000	3.0%	13,922	1.1%
Retail - Office supply stores	5	72,000	0.1%	1,104	0.1%
Retail - Pet supply stores	3	17,685	—%	228	—%
Retail - Sporting Goods	34	1,702,481	1.7%	18,259	1.5%
Retail - Variety	13	2,101,000	2.1%	17,618	1.4%
Retail - Wholesale	19	3,000,516	3.0%	26,747	2.2%
Retail Banking	298	2,031,641	2.0%	45,638	3.7%
Specialty Retail	207	3,811,345	3.8%	47,911	3.9%
Storage Facility	1	126,664	0.1%	443	—%
Supermarket	88	5,788,157	5.7%	65,389	5.3%
Technology	7	644,123	0.6%	9,763	0.8%
Telecommunications	40	2,813,675	2.8%	42,366	3.5%
Transportation	2	211,414	0.2%	1,015	0.1%
Travel Centers	1	17,480	—%	970	0.1%
	4,857	101,454,758	100.0%	$1,229,141	100.0%

Geographical Distribution

The following table details the geographic distribution of our portfolio as of December 31, 2013 (dollars in thousands):

State/Possession	Number of Properties	Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Alabama	45	710,845	2.1%	$12,340	3.1%
Arizona	10	101,443	0.3%	2,309	0.6%
Arkansas	35	386,630	1.1%	4,403	1.1%
California	24	2,881,421	8.4%	27,099	6.9%
Colorado	16	659,357	1.9%	12,727	3.2%
Connecticut	11	50,086	0.2%	1,729	0.4%
Delaware	4	12,369	—%	286	0.1%
Florida	42	556,757	1.6%	8,847	2.2%
Georgia	68	667,694	2.0%	10,735	2.7%
Idaho	8	71,565	0.2%	1,590	0.4%
Illinois	44	2,030,931	5.9%	28,777	7.3%
Indiana	31	3,456,136	10.1%	14,481	3.7%

State/Possession	Number of Properties	Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Iowa	19	671,434	2.0%	4,610	1.2%
Kansas	26	1,594,889	4.7%	10,089	2.6%
Kentucky	34	1,109,534	3.3%	8,815	2.2%
Louisiana	33	407,287	1.2%	6,650	1.7%
Maine	2	146,430	0.4%	2,828	0.7%
Maryland	5	468,423	1.4%	1,893	0.5%
Massachusetts	21	548,804	1.6%	7,149	1.8%
Michigan	80	875,049	2.6%	15,899	4.0%
Minnesota	11	200,487	0.6%	1,675	0.4%
Mississippi	36	1,380,764	4.0%	8,250	2.1%
Missouri	87	956,240	2.8%	11,209	2.8%
Montana	5	55,377	0.2%	795	0.2%
Nebraska	5	622,690	1.8%	5,958	1.5%
Nevada	12	100,660	0.3%	2,425	0.6%
New Hampshire	10	65,328	0.2%	1,350	0.3%
New Jersey	11	607,746	1.8%	12,345	3.1%
New Mexico	13	97,812	0.3%	2,012	0.5%
New York	26	424,645	1.2%	9,367	2.4%
North Carolina	59	1,351,397	4.0%	13,675	3.5%
North Dakota	4	31,318	0.1%	572	0.1%
Ohio	67	1,325,121	3.9%	12,030	3.1%
Oklahoma	25	697,064	2.0%	8,634	2.2%
Oregon	6	25,143	0.1%	679	0.2%
Pennsylvania	75	2,708,439	7.9%	26,832	6.8%
Puerto Rico	3	87,550	0.3%	2,429	0.6%
Rhode Island	7	136,188	0.4%	2,431	0.6%
South Carolina	32	654,929	1.9%	7,226	1.8%
South Dakota	2	49,641	0.2%	416	0.1%
Tennessee	54	593,151	1.7%	9,697	2.5%
Texas	150	2,891,271	8.5%	42,825	10.8%
Utah	3	14,009	0.0%	417	0.1%
Vermont	4	15,432	0.1%	336	0.1%
Virginia	34	874,155	2.6%	15,580	3.9%
Washington	6	374,900	1.1%	6,276	1.6%
West Virginia	10	59,979	0.2%	1,486	0.4%
Wisconsin	10	352,976	1.0%	4,230	1.1%
Wyoming	4	23,558	0.1%	577	0.2%
	1,329	34,185,054	100.0%	$394,990	100.0%

The following table details the geographic distribution of the pro forma portfolio of ARCP, after giving effect to ARCT IV, Cole and the Fortress and Inland Portfolios, as of December 31, 2013 (dollars in thousands):

State/Possession	Number of Properties	Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Alabama	132	2,322,096	2.3%	$37,892	3.1%
Alaska	3	94,805	0.1%	1,736	0.1%
Arizona	73	3,214,727	3.2%	54,609	4.4%
Arkansas	90	894,581	0.9%	9,578	0.8%
California	78	6,097,340	6.0%	74,509	6.1%
Colorado	49	2,252,681	2.2%	33,943	2.8%
Connecticut	17	359,023	0.4%	7,928	0.7%
Delaware	9	249,928	0.3%	4,406	0.4%
District of Columbia	1	3,210	0.0%	44	0.0%
Florida	234	5,511,166	5.4%	72,392	5.9%
Georgia	181	5,669,822	5.6%	70,443	5.7%
Idaho	16	125,853	0.1%	3,927	0.3%
Illinois	161	5,968,344	5.9%	77,162	6.3%
Indiana	115	5,620,538	5.5%	39,042	3.2%
Iowa	47	1,426,616	1.4%	11,329	0.9%
Kansas	41	1,859,772	1.8%	13,696	1.1%
Kentucky	74	1,531,552	1.5%	16,174	1.3%
Louisiana	91	1,358,457	1.3%	18,539	1.5%
Maine	23	624,834	0.6%	7,932	0.7%
Maryland	23	998,889	1.0%	13,548	1.1%
Massachusetts	39	2,370,866	2.3%	26,054	2.1%
Michigan	166	3,223,511	3.2%	42,963	3.5%
Minnesota	32	458,372	0.5%	5,566	0.5%
Mississippi	63	1,683,935	1.7%	12,920	1.1%
Missouri	143	3,028,379	3.0%	36,692	3.0%
Montana	6	71,377	0.1%	1,056	0.1%
Nebraska	17	875,154	0.9%	10,233	0.8%
Nevada	31	815,743	0.8%	10,056	0.8%
New Hampshire	19	242,597	0.2%	4,218	0.3%
New Jersey	31	1,533,452	1.5%	33,768	2.8%
New Mexico	44	846,456	0.8%	12,034	1.0%
New York	63	1,206,634	1.2%	22,598	1.8%
North Carolina	150	3,697,242	3.6%	35,298	2.9%
North Dakota	6	109,248	0.1%	1,978	0.2%
Ohio	225	5,611,566	5.5%	45,749	3.7%
Oklahoma	58	1,215,462	1.2%	17,603	1.4%
Oregon	15	303,884	0.3%	3,794	0.3%
Pennsylvania	140	5,446,815	5.4%	49,201	4.0%
Puerto Rico	3	87,550	0.1%	2,429	0.2%
Rhode Island	14	213,642	0.2%	4,270	0.4%
South Carolina	107	2,980,383	2.9%	28,010	2.3%
South Dakota	7	106,414	0.1%	1,272	0.1%

State/Possession	Number of Properties	Square Feet	Leased Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Tennessee	114	3,463,940	3.4%	29,996	2.4%
Texas	501	10,919,217	10.8%	151,344	12.3%
Utah	8	86,527	0.1%	1,188	0.1%
Vermont	7	22,432	0.0%	470	0.0%
Virginia	97	2,353,808	2.3%	37,288	3.0%
Washington	20	455,633	0.5%	9,787	0.8%
West Virginia	36	199,528	0.2%	4,118	0.3%
Wisconsin	81	1,582,593	1.6%	17,209	1.4%
Wyoming	9	58,164	0.1%	1,151	0.1%
	3,710	101,454,758	100.0%	$1,229,142	100.0%

Property Type

The following table details the property type of our portfolio as of December 31, 2013 (dollars in thousands):

Property Type	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Retail	1,189	9,556,554	28.0%	$172,800	43.8%
Office	81	8,837,119	25.9%	141,462	35.8%
Distribution	58	15,683,861	45.9%	79,956	20.2%
Industrial	1	107,520	0.3%	770	0.2%
	1,329	34,185,054	100.0%	$394,988	100.0%

The following table details the property type of the pro forma portfolio of ARCP, after giving effect to ARCT IV, Cole and the Fortress and Inland Portfolios, as of December 31, 2013 (dollars in thousands):

Property Type	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Retail	3,358	34,546,007	34.1%	$592,225	48.2%
Office	146	16,843,455	16.6%	291,247	23.7%
Distribution	90	28,152,569	27.8%	139,381	11.3%
Parking Lot	1	8,400	—%	1	—%
Billboard	5	—	—%	48	—%
Industrial	22	9,449,165	9.3%	44,281	3.6%
Multi-Tenant Retail	83	12,096,088	11.9%	161,959	13.2%
	3,710	101,454,758	100.0%	$1,229,142	100.0%

Property Financing

Our mortgage notes payable consist of the following as of December 31, 2013 and 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
2013	175	$1,256,537	3.42%	3.41
2012	164	$265,118	4.28%	5.51
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 1.83% to 6.28% at December 31, 2013 and 3.32% to 6.13% at December 31, 2012.

(2)	Weighted average remaining years until maturity as of December 31, 2013 and 2012, respectively.

On a pro forma basis after giving effect to the ARCT IV and Cole Mergers, and the Fortress and Inland Portfolio acquisitions, we will have mortgage notes payable of $5.06 billion encumbering approximately 800 properties with effective interest rates ranging from 1.83% to 6.93%.
As part of the CapLease Merger, we assumed a secured credit facility with Wells Fargo, National Association (the "Secured Credit Facility"), which had commitments of up to $150.0 million at December 31, 2013. The Secured Credit Facility was fully drawn with $150.0 million outstanding at December 31, 2013.
The borrowings under the Secured Credit Facility bear interest at an annual rate of one-month LIBOR or LIBOR based on an interest period of one, three or six months, at our election, plus an applicable margin of 2.75%, payable quarterly in arrears. The Secured Credit Facility matures on December 31, 2014 and may be prepaid, in whole or in part, without premium or penalty, at our option, at any time.
In addition, we have financing, which is not secured by interests in real property, which is described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Future Minimum Lease Payments

The following table presents future minimum base rental cash payments due to us over the next 10 years. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2014	$379,480
2015	371,122
2016	355,606
2017	321,111
2018	294,307
2019	267,564
2020	249,443
2021	220,217
2022	192,957
2023	149,356
Thereafter	545,455
$3,346,618

The following table presents future minimum base rental cash payments due to the pro forma portfolio of ARCP, after giving effect to ARCT IV, Cole and the Fortress and Inland Portfolios, over the next 10 years. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2014	$1,139,228
2015	1,132,275
2016	1,108,071
2017	1,062,010
2018	1,007,436
2019	948,217
2020	908,454
2021	859,816
2022	776,870
2023	688,338
Thereafter	2,980,261
$12,610,976

Future Lease Expirations

The following is a summary of lease expirations for the next 10 years at the properties we own as of December 31, 2013 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2014	41	1,121,087	3.28%	$9,361	2.37%
2015	66	1,737,342	5.08%	19,642	4.97%
2016	68	1,619,685	4.74%	24,189	6.12%
2017	114	3,863,382	11.30%	39,593	10.02%
2018	126	1,626,057	4.76%	24,848	6.29%
2019	79	834,205	2.44%	20,795	5.26%
2020	86	1,352,566	3.96%	23,333	5.91%
2021	71	3,099,701	9.07%	27,761	7.03%
2022	144	5,336,129	15.61%	40,465	10.24%
2023	78	3,009,662	8.80%	33,227	8.41%
	873	23,599,816	69.04%	$263,214	66.62%

The following is a summary of lease expirations for the next 10 years at the pro forma properties the pro forma portfolio of ARCP, after giving effect to ARCT IV, Cole and the Fortress and Inland Portfolios, owns as of December 31, 2013 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2014	177	1,660,887	1.58%	$19,442	1.64%
2015	238	3,209,252	2.76%	33,893	3.16%
2016	268	4,433,363	4.06%	49,883	4.37%
2017	374	7,300,831	7%	86,049	7.2%
2018	386	4,291,647	4.94%	60,759	4.23%
2019	246	3,736,763	4.7%	58,112	3.68%
2020	189	2,829,754	3.54%	43,476	2.8%
2021	202	11,614,463	7.14%	87,776	11.45%
2022	285	10,455,037	6.76%	83,137	10.31%
2023	238	7,116,588	7.22%	88,800	7.01%
	2,603	56,648,585	49.73%	$611,327	55.84%

Item 3. Legal Proceedings

The information contained in Note 15— Commitments and Contingencies — "Litigation" of our notes to consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is currently traded on the NASDAQ under the symbol “ARCP”. Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the period commencing September 6, 2011, the date of our IPO, and ending December 31, 2013. The graph assumes an investment of $100 on September 6, 2011.

Comparison to Cumulative Total Return

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by NASDAQ and the dividends paid per share in each such period:

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
High	$11.65	$11.34	$12.50	$13.48	$14.92	$18.05	$15.36	$13.94
Low	$10.39	$10.00	$10.43	$11.94	$12.45	$13.99	$12.13	$12.16
Close	$11.34	$10.40	$12.50	$13.24	$14.67	$15.26	$12.20	$12.85

Dividends paid per share	$0.219	$0.220	$0.222	$0.223	$0.225	$0.226	$0.228	$0.230
Holders

As of February 25, 2014, we had 766,128,817 shares of common stock outstanding held by 9,449 stockholders of record.

Dividends

We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually, computed without regard to the dividends paid deduction and excluding net capital gain. Our distributions are paid on a monthly basis as directed by our board of directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning no more than a month from the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders' equity. From a tax perspective, 22.3% and 54.5% of the amounts distributed by us during the years ended December 31, 2013, and 2012, respectively, represented a return of capital, and 77.7% and 45.5% of our dividends represented ordinary income for the years ended December 31, 2013 and 2012, respectively. On a per share basis, dividends of $0.704 and $0.202 were a return of capital and ordinary income, respectively, for the year ended December 31, 2013. Dividends of $0.482 and $0.402 were a return of capital and ordinary income, respectively, for the year ended December 31, 2012. Distributions that are a return of capital are deferred for the purpose of being subject to income tax. During the years ended December 31, 2013 and 2012, monthly distributions totaled $156.5 million and $73.0 million, respectively. As of December 31, 2013, cash used to pay our distributions is generated from cash received from operating activities and financing activities (as reported on a U.S. GAAP basis). The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.
The following is a chart of quarterly distributions declared and paid in respect of our common stock during the years ended December 31, 2013 and 2012 and through the date of this Annual Report on Form 10-K (in thousands):

Total Distributions Paid
2014:
January and February (1)	$101,450

2013:
1st Quarter	32,304
2nd Quarter	37,088
3rd Quarter	42,054
4th Quarter	45,057
Total 2013	$156,503

2012:
1st Quarter	4,427
2nd Quarter	12,110
3rd Quarter	24,807
4th Quarter	31,681
Total 2012	$73,025
_______________________________________________

(1)
Pursuant to the Cole Merger Agreement, we paid a stub period dividend to our stockholders who were record holders on February 6, 2014 for the period since their most recent record date through the last business day prior to the closing of the Cole Merger. The amount paid for such stub period was $0.08113 per share and totaled $19.7 million, and is included above.

Our board of directors' philosophy is that dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our agreed to waive certain fees including asset management and incentive fees prior to our transition to self-management. Base asset management fees incurred during the year ended December 31, 2013 were $14.0 million, of which $6.1 million was waived during the year ended December 31, 2013. No incentive fees have been incurred or paid to our Former Manager since inception. The fees that were waived relating to the activity during 2013 are not deferrals and accordingly, will not be paid. Because our Former Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Former Manager was available to pay dividends to our stockholders. See Note 18 — Related Party Transactions and Arrangements for further information on fees paid to and forgiven by our Former Manager. Subsequent to December 31, 2013, we completed our transition to self-management and will no longer pay such fees to our Former Manager. See Note 23 — Subsequent Events for further discussion. The Management Agreement was terminated effective January 8, 2014.

As our real estate portfolio matures, we expect cash flows from operations to cover our dividends.

Our board of directors authorized and we declared the following annualized dividends per share payable monthly, in cash, on the fifteenth day of each month to stockholders of record at the close of business on the eighth day of such month.

Declaration date	Annualized dividend per share	Distribution date	Record date
September 7, 2011	$0.875	10/15/2011	10/8/2011
February 27, 2012	$0.880	3/15/2012	3/8/2012
March 16, 2012	$0.885	6/15/2012	6/8/2012
June 27, 2012	$0.890	9/15/2012	9/8/2012
September 30, 2012	$0.895	11/15/2012	11/8/2012
November 29, 2012	$0.900	2/15/2013	2/8/2013
March 17, 2013	$0.910	6/15/2013	6/8/2013
May 28, 2013	$0.940	12/13/2013	12/6/2013
October 23, 2013*	$1.000	2/15/2014	2/7/2014
_______________________________________________
* The dividend increase was contingent upon, and became effective with, the close of the Cole merger, which was consummated on February 7, 2014.

Our existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants that could limit our ability to make distributions to our stockholders. Specifically, our ability to make distributions may be limited by our Credit Facility, pursuant to which our distributions may not exceed the greater of (i) 105% of our FFO, as adjusted for certain items, the most significant of which are acquisition and merger related expenses, in 2013, and 95% thereafter (ii) the amount required for us to qualify and maintain our status as a REIT.

Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. The dividends paid in respect of our common stock for the year ended December 31, 2013 were $161.4 million.

Share Based Compensation Plans

Equity Plan

We have adopted the American Realty Capital Properties, Inc. Equity Plan (the "Equity Plan"), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to our and our affiliates' non-executive directors, officers and other employees and advisors and consultants who are providing services to us or our affiliates.

We authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards.

Director Stock Plan

We have adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the "Director Stock Plan"), which provides for the grant of restricted shares of common stock to each of our independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2013, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.

The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock awarded to the non-employees under the Equity Plan is updated at the end of each quarter based on quarter end closing stock price through the final vesting date.

ARCT III Restricted Share Plan

ARCT III had an employee and director incentive restricted share plan (the “RSP”), which provided for the automatic grant of 3,000 restricted shares of common stock to each of its independent directors, without any further action by ARCT III’s board of directors or its stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors vested over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provided ARCT III with the ability to grant awards of restricted shares to its directors, officers and employees (if ARCT III ever had employees), employees of ARCT III's Advisor and its affiliates, employees of entities that provided services to ARCT III, directors of the ARCT III Advisor or of entities that provided services to ARCT III, certain consultants to ARCT III and the ARCT III Advisor and its affiliates or to entities that provided services to ARCT III.
Immediately prior to the effective time of the ARCT III Merger, each then-outstanding share of ARCT III restricted stock fully vested. All shares of ARCT III common stock then-outstanding as a result of the full vesting of shares of ARCT III restricted stock, and the satisfaction of any applicable withholding taxes, had the right to receive a number of shares of our common stock based on the ARCT III Exchange Ratio.
The following tables detail the restricted shares activity within the Equity Plan, Director Stock Plan and RSP during the years ended December 31, 2013, 2012 and 2011:

Restricted Share Awards

	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50
Awarded December 31, 2011	167,400	12.50	14,700	11.50
Granted	93,683	10.65	23,250	10.45
Forfeited	(1,174)	10.65	(7,650)	11.54
Awarded December 31, 2012	259,909	$11.84	30,300	$10.68
Granted	932,527	13.82	18,000	14.58
Forfeited	(1,085)	12.85	—	—
Awarded December 31, 2013	1,191,351	$13.39	48,300	$12.13

Unvested Restricted Shares

	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50
Vested	(13,950)	12.50	—	—
Unvested, December 31, 2011	153,450	12.50	14,700	11.50
Granted	93,683	10.65	23,250	10.45
Vested	(59,556)	12.42	(2,370)	11.88
Forfeited	(1,174)	10.65	(7,650)	11.54
Unvested, December 31, 2012	186,403	$11.62	27,930	$10.58
Granted	932,527	13.82	18,000	14.58
Vested	(186,403)	11.62	(30,930)	11.03
Forfeited	(1,085)	12.85	—	—
Unvested, December 31, 2013	931,442	$13.82	15,000	$14.45
For the years ended December 31, 2013, 2012 and 2011, compensation expense for restricted shares was $2.0 million, $1.2 million and $0.2 million, respectively. For the year ended December 31, 2013, merger and other transaction related costs includes compensation expense of $2.7 million resulting from our consummation of the Cole Merger; compensation expense of $2.2 million for the accelerated vesting of restricted shares in conjunction with the ARCT III Merger; and compensation expense of $0.7 million from the issuance of 52.5 thousand fully vested shares to certain employees of our Former Manager. In addition, we recognized $2.7 million as a distribution to our Former Manager, which is included in consideration to Former Manager for internalization in the accompanying consolidated statements of changes in equity.
Multi-Year Performance Plan
Upon consummation of the ARCT III Merger, we entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with our Former Manager, whereby our Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets.
Under the OPP, our Former Manager was granted 8,241,101 long term incentive plan units (“LTIP Units”) of the OP, which will be earned or forfeited based on our total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three-year period consisting of:

•
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle of 7% for each annual measurement period, non-compounded, 14% for the interim measurement period and 21% for the full performance period; and

•
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of a peer group comprised of the following companies: CapLease, Inc.; EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; and Realty Income Corporation.

The award will be funded (“OPP Pool”) up to a maximum award opportunity equal to 5% of our equity market capitalization at the ARCT III Merger date of $2.1 billion (the “OPP Cap”). Awards under the OPP are dependent on achieving an annual hurdle that commenced December 11, 2012, an interim (two-year) hurdle and then the aforementioned three-year hurdle ending on December 31, 2015.

In order to further ensure that the interests of our Former Manager are aligned with our investors, the Relative Component is subject to a ratable sliding scale factor as follows:

•
100% will be earned if we attain a median Total Return of at least 6% for each annual measurement period, non-compounded, at least 12% for the interim measurement period, and at least 18% for the full performance period;

•	50% will be earned if we attain a median Total Return of at least 0% for each measurement period;

•	0% will be earned if we attain a median Total Return of less than 0% for each measurement period; and

•	A percentage from 50% to 100% calculated by linear interpolation will be earned if the our median Total Return is between 0% and the percentage set for each measurement period.
For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.25% of our equity market capitalization of $2.1 billion will be “locked-in” based upon the attainment of the performance hurdles set forth above for each annual measurement period. In addition, a portion of the OPP Cap equal to a maximum of up to 3% of our equity market capitalization will be “locked-in” based upon the attainment of the performance hurdles set forth above for the interim measurement period, which if achieved, will supersede and negate any prior “locked-in” portion based upon annual performance through the first and second valuation dates on December 31, 2013 and 2014, respectively (i.e., a maximum award opportunity equal to a maximum of up to 3% of our equity market capitalization may be “locked-in” through December 31, 2014). Since certain awards under the OPP plan are dependent on the comparison of our current market capitalization to our market capitalization at the inception of plan, the issuance of additional common shares by us may result in higher awards.
Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate award earned under the OPP, which in no event may exceed the OPP Cap. The OPP Pool will be used to determine the number of LTIP Units that vest. Any unvested LTIP Units will be immediately forfeited on December 31, 2015. At December 31, 2013, 100% of the OPP Pool has been allocated.
Pursuant to previous authorization of our board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units vested upon the consummation of our transition to self-management on January 8, 2014. However, such LTIP Units are earned as of each respective valuation date according to the terms of the OPP and a portion of such vested LTIP Units may not be convertible to OP Units if not earned.
Our Former Manager is generally entitled to convert any of the LTIP Units earned on a valuation date into OP Units within 30 days following the date on which the calculations are performed following the applicable valuation date. In addition, the OPP provides for accelerated earning and vesting of LTIP Units and redemption of vested LTIP Units for cash if our Former Manager is terminated or if we experience a change in control. Our Former Manager is entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constitute “parachute payments” as defined in Section 280G of the Code.
During the year ended December 31, 2013, we recorded expenses of $92.3 million for the OPP, of which $32.9 million and $59.4 million is recorded in restricted equity based compensation and merger and other transaction expense on the consolidated statements of operations and comprehensive loss. As of December 31, 2013, 2.3 million LTIP Units were earned and $32.9 million of the expense was locked-in and has been included in non-controlling interest on the consolidated balance sheets. The remaining $59.4 million is included in accounts payable and accrued expenses.

New Multi-Year Outperformance Plan
On October 21, 2013, we approved a multi-year outperformance plan (the “New OPP”), to be effective as of our transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements will be entered into between us and the participants selected by the our board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units subject to the award (“OPP Agreements”). Under the OPP Agreements, the Participants will be eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that will be funded up to a maximum award opportunity (the “New OPP Cap”) of $222.1 million, which is equal to approximately 5% of our equity market capitalization (“the Initial Market Cap”). Subject to the New OPP Cap, the pool will equal an amount to be determined based on our achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), for a three-year performance period (the “Performance Period”); each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the median Total Return for the performance period of the Peer Group(1), subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if a cumulative Total Return achieved is:	0%	0%	0%
•	0% will be earned if cumulative Total Return achieved is less than:	0%	0%	0%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if cumulative Total Return achieved is if between:	0% - 18%	0% - 6%	0%- 12%
(1) The “Peer Group” is comprised of the following companies: EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; Realty Income Corporation; and Spirit Realty Capital, Inc.

The New OPP provides for early calculation and vesting of the award in the event of a change in our control of prior to the end of the Performance Period. Under the New OPP, treatment of a Participant’s award upon a termination of service will be governed by the terms of the Participants’ OPP Agreement or service agreement with us. In the event a Participant’s OPP Agreement or service agreement does not provide for treatment of the award upon the Participant’s termination, then the award will be forfeited upon such termination. The Participant’s will be entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, 1/3 of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of January 8, 2014. The Participant will be entitled to receive distributions on their LTIP Units to the extent provided for in the limited partnership agreement of the OP, as amended from time to time.

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
On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease, via a private placement. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 8, 2013. The Series D Preferred Stock has a 5.81% coupon on its liquidation preference of $13.59 per share (equivalent to $0.79 per share on an annualized basis).
All the net proceeds from our equity offerings were contributed to our OP in exchange for OP units. Our operating partnership has primarily used the net proceeds from our issuance of common and preferred stock to acquire single-tenant, freestanding commercial real estate primarily subject to net leases with high credit quality tenants. As of December 31, 2013, we have used the net proceeds from the issuance of common and preferred stock, revolving credit facility, and debt financings to purchase 1,329 properties with an aggregate purchase price of $5.2 billion. We did not use any proceeds from any registered offering during the fourth quarter of 2013.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The pro forma consolidated financial balance sheet information is presented as if we had acquired the following on December 31, 2013: (i) ARCT IV; (ii) the 79 properties included in the Fortress Portfolio that were acquired on January 8, 2014; (ii) the remaining 28 properties included in the Inland Portfolio that were not acquired as of December 31, 2013; and (iv) Cole. The pro forma operating data is presented for the year ended December 31, 2013 as if these acquisitions had been acquired at the beginning of the period presented.

Balance sheet data (amounts in thousands):

	Pro Forma ARCP	Historical ARCP
	December 31,	December 31,
	2013	2013	2012	2011	2010
Total real estate investments, at cost	$17,229,479	$5,226,163	$1,798,490	$209,326	$—
Total assets	20,520,919	5,578,281	1,965,452	221,578	279
Mortgage notes payable, net	5,064,694	1,298,990	265,118	35,320	—
Senior secured revolving credit facility	—	—	124,604	42,407	—
Senior corporate credit facility	1,389,063	1,059,800	—	—
Convertible debt, net	972,490	972,490	—	—	—
Other debt	2,889,561	254,804	—	—	—
Total liabilities	10,867,020	3,816,816	417,293	80,790	279
Total equity	9,384,600	1,492,166	1,548,159	140,788	—

Operating data (amounts in thousands except share and per share data):

	Pro Forma ARCP Year ended December 31,	Historical ARCP			Period from December 2, 2010 (Date of Inception) to December 31, 2010
		Year ended December 31,
	2013	2013	2012	2011
Revenues:
Rental income	$1,221,499	$223,701	$64,791	$3,762	$—
Direct financing lease income	5,520	1,700	—	—	—
Operating expense reimbursements	77,522	15,095	2,002	208	—
Private capital management revenue	587,293	—	—	—	—
Other revenues	30,397	—	—	—	—
Total revenues	1,922,231	240,496	66,793	3,970	—

Operating expenses:
Acquisition related	—	23,295	42,761	3,898	—
Merger and other transaction related	—	256,662	2,603	—	—
Reallowed fees and commissions	254,413	—	—	—	—
Property operating	94,789	19,890	3,484	220	—
Operating fees to affiliates	63,002	5,654	212	—	—
General and administrative	210,775	6,658	3,901	735	—
Equity-based compensation	34,935	34,935	1,191	—	—
Depreciation and amortization	604,479	156,971	40,700	2,111	—
Total operating expenses	1,262,393	504,065	94,852	6,964	—
Operating income (loss)	659,838	(263,569)	(28,059)	(2,994)	—
Other (expense) income:
Interest expense	(404,380)	(80,800)	(11,856)	(960)	—
Loss on derivative instruments, net	(69,111)	(67,937)	—	—	—
Other (expense) income, net	(13,844)	609	960	2	—
Total other expenses, net	(487,335)	(148,128)	(10,896)	(958)	—
Income (loss) from continuing operations	172,503	(411,697)	(38,955)	(3,952)	—
Income (loss) from discontinued operations attributable to stockholders	59,889	(20)	(745)	(852)	—
Net loss	(239,214)	(411,717)	(39,700)	(4,804)	—
Net loss (income) attributable to non-controlling interest	(3,760)	5,212	301	105	—
Net loss attributable to stockholders	$(242,974)	$(406,505)	$(39,399)	$(4,699)	$—

Other data:
Cash flows (used in) provided by operating activities		$(7,133)	$11,610	$(257)	$—
Cash flows used in investing activities		$(2,385,333)	$(1,624,506)	$(89,981)	$—
Cash flows provided by financing activities		$2,272,331	$1,750,438	$109,569	$—
Per share data:
Basic net income (loss) per share from continuing operations attributable to stockholders	$0.30	$(2.35)	$(0.38)	$(1.04)	$—
Diluted net income (loss) per share attributable to stockholders	$0.29	$(2.35)	$(0.38)	$(1.04)	$—
Annualized distributions declared per common share	$1.000	$0.910	$0.884	$0.875	$—
Weighted-average number of common shares outstanding, basic	768,152,000	174,052,650	102,513,974	3,720,351	$—
Weighted-average number of common shares outstanding, fully diluted (1)	798,819,000	174,052,650	102,513,974	3,720,351	$—
______________________________
(1) For the years ended December 31, 2013, 2012, 2011 and the period ended December 31, 2010, the effect of dilutive shares were excluded from the weighted-average share calculation as the effect would be anti-dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, to ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. As of December 31, 2013, American Realty Capital Properties, Inc. was still externally managed by ARC Properties Advisors, LLC (our “Former Manager”), a Delaware limited liability company and a wholly owned subsidiary of AR Capital, LLC (“ARC”).

Overview
We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP”.
We acquire, own and operate single-tenant, freestanding commercial real estate properties, primarily subject to net leases with high credit quality tenants. We focus on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants and (ii) governmental, quasi-governmental and not-for-profit entities. Our long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases.
We have advanced our investment objectives by growing our net lease portfolio through strategic mergers and acquisitions. Since January 1, 2013, we have completed mergers and portfolio acquisitions that have provided assets totaling approximately $20.0 billion. See Note 2 to the consolidated financial statements.
Substantially all of our business is conducted through our OP. We are the sole general partner and holder of 95.8% of the equity interest in the OP as of December 31, 2013. Certain affiliates of ours and certain unaffiliated investors are limited partners and owners of 3.9% and 0.3%, respectively, of the equity interest in our OP. After holding units of limited partner interests in our OP for a period of one year, holders of OP Units have the right to convert limited partner interest in the OP (“OP Units”) for the cash value of a corresponding number of shares of our common stock or, at the option of our OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of our OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of our OP’s assets.
During the year ended December 31, 2013, we retained our Former Manager to manage our affairs on a day to day basis and, as a result, was generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives and acquired from our Former Manager certain assets necessary for our operations. See Note 23 — Subsequent Events for further discussion.
As of December 31, 2013, excluding one vacant property classified as held for sale, we owned 1,329 properties consisting of 34.2 million square feet, which properties were 98.1% leased with a weighted average remaining lease term of 8.5 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 54% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.
As of December 31, 2013, ARCP, ARCT IV, Cole and the Fortress and Inland Portfolios, on a combined basis, excluding one vacant property classified as held for sale, owned 3,710 properties consisting of 101.5 million square feet, which properties were 98.8% leased with a weighted average remaining lease term of 10.2 years as of December 31, 2013. As of December 31, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 49% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure).

The operating results for the year ended December 31, 2013 do not address the impact of the Cole and ARCT IV Mergers and the acquisitions of the Fortress and Inland Portfolios, which closed after December 31, 2013, and do not include the other recent acquisitions for the year ended December 31, 2013. Accordingly, the operating results in 2013 are not indicative of our future operating results.
Completed Mergers and Major Acquisitions
American Realty Capital Trust III Merger
On December 14, 2012, we entered into the ARCT III Merger Agreement with ARCT III and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of ours. The ARCT III Merger was consummated on February 28, 2013.
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
Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III’s common stock were received in cash consideration at $12.00 per share, which is equivalent to 27.7 million shares of our common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III’s common stock were converted to shares of our common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of our common stock outstanding after the exchange.
Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC, the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the Exchange Ratio, resulted in the issuance of an additional 7.3 million OP Units to affiliates of our Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period before being exchangeable into our common stock.
Also in connection with the ARCT III Merger, we entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 18 — Related Party Transactions and Arrangements.
Accounting Treatment of the ARCT III Merger
We and ARCT III, from inception to the ARCT III Merger date, were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in us and had significant ownership of ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge fees to us. Due to the significance of these fees, the advisors and ultimately ARC was determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires us to present historical financial information as if the merger had occurred as of the beginning of the earliest period presented. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT III Merger had occurred on January 1, 2012.
GE Capital Portfolio Acquisition
On June 27, 2013, we, through subsidiaries of the OP, acquired, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties, (the “GE Capital Portfolio”) for a purchase price of $826.3 million exclusive of closing costs. The 447 properties are subject to 409 property operating leases, as well as 38 direct financing leases.
CapLease, Inc. Merger
On May 28, 2013, we entered into the CapLease Merger Agreement with CapLease and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of ours.

On November 5, 2013, we completed the merger with CapLease based on the terms of the CapLease Merger Agreement. Pursuant to the terms set forth in the CapLease Merger Agreement, at the effective time of the CapLease Merger, each outstanding share of common stock of CapLease, other than shares owned by us, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by us, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash, equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP (the “CapLease Partnership Merger”), each outstanding unit of equity ownership of CapLease’s operating partnership other than units owned by CapLease or any wholly owned subsidiary of CapLease was converted into the right to receive $8.50. Shares of CapLease's outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to the common and preferred stockholders of CapLease.
Accounting Treatment for the CapLease Merger
The CapLease Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Results of operations for CapLease will be included in our consolidated financial statements from the date of acquisition. See Note 5 — CapLease Acquisition.
American Realty Capital Trust IV Merger
On July 1, 2013, we entered into ARCT IV Merger Agreement with ARCT IV and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP. We consummated the ARCT IV Merger on January 3, 2014.
Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV was exchanged for (i) $9.00 in cash, plus (ii) 0.5190 of a share of our common stock, par value $0.01 per share, and (iii) 0.5937 of a share of a new series of our preferred stock designated as 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”), par value $0.01 per share. In total, we paid $650.9 million in cash and issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock (as defined in Note 16 — Preferred and Common Stock) to the former ARCT IV stockholders in connection with the consummation of the ARCT IV Merger.
In addition, each outstanding Class B unit of equity ownership of the operating partnership of ARCT IV was converted into 2.3961 of our Class B OP Units and other equity units of ARCT IV received 2.3961 of our OP Units. In addition, on the date of the ARCT IV Merger, all outstanding restricted common stock of ARCT IV date will become fully vested and exchanged for shares of our common stock based on the ARCT IV Exchange Ratio.
In connection with the ARCT IV Merger and pursuant to the terms of the agreement of limited partnership of ARCT IV’s operating partnership, ARCT IV's external advisor received subordinated distributions of net sales proceeds in an approximate amount of $63.2 million. Such subordinated distributions of net sales proceeds were paid in the form of equity units of ARCT IV's operating partnership that were automatically converted into 6.7 million OP Units upon the consummation of the ARCT IV Merger and are subject to a minimum two-year holding period from the date of issuance before being exchangeable into our common stock.
Accounting Treatment of the ARCT IV Merger
We and ARCT IV were considered to be entities under common control. Both entities' advisors are wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in us and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and will continue to charge fees to us following the ARCT IV Merger. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires us to present historical financial information as if the entities were combined for each period presented. However, as the ARCT IV Merger was not consummated as of December 31, 2013, the assets and liabilities and historical financial information of ARCT IV Merger are not included in the accompanying financial statements including the notes thereto in accordance with U.S. GAAP.

Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on our behalf and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC ("Fortress") for the purchase and sale of 196 properties owned by Fortress for an aggregate contract purchase price of approximately $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to us (the "Fortress Portfolio"). On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. We closed the acquisition of the remaining 79 properties in the Fortress Portfolio on January 8, 2014, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs. During the year ended December 31, 2013, we deposited $72.2 million into escrow in relation to the Fortress Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheets.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, we entered into the Cole Merger Agreement with Cole and a wholly owned subsidiaries of ours. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of ours. We consummated the Cole Merger on February 7, 2014.
Pursuant to the terms of the Cole Merger Agreement, each share of common stock, par value $0.01 per share, of Cole issued and outstanding on February 7, 2014, other than shares owned by us, any subsidiary of ours or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of our common stock, par value $0.01 per share (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole holders received Stock Consideration and approximately 2% of outstanding Cole shares made valid elections to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement.
In addition, as provided by the Cole Merger Agreement, all outstanding restricted stock units and performance share units held immediately prior to the consummation of the Cole Merger became fully vested and were entitled to receive the Merger Consideration, in each case, in accordance with the cash or stock elections made by the holders thereof.
Excluding stock and cash consideration issued to certain Cole executives, we issued approximately 508.0 million shares of our common stock as Stock Consideration and and paid $147.9 million as cash consideration to holders of Cole shares based on their elections.
In addition, we issued approximately 15.9 million shares of our common stock, in the aggregate, and $33.9 million in cash, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between us and such individuals concurrently with the execution of the Cole Merger Agreement, as previously disclosed.
On the Cole Acquisition Date, the fair value of the considerations transferred totaled $7.5 billion, which consisted of the following:

Fair value of consideration transferred:
Cash	$147,867
Common stock	7,107,270
Executive consideration - cash	33,907
Executive consideration - common stock	222,287
Total	$7,511,331
The fair value of the 523.9 million common shares issued, including those transferred for executive considerations, was determined based on the closing market price of our common stock on the Cole Acquisition Date.
Accounting Treatment for the Cole Merger
The Cole Merger will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Cole will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Results of operations for Cole will be included in our consolidated financial statements from the date of acquisition. The initial accounting for the business combination has not been completed on the date this annual report on Form 10-K has been issued due to the significant judgments and the time necessary to complete third-party valuation of real estate and other assets.

Inland Portfolio Acquisition
On August 8, 2013, ARC entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. ("Inland") for the purchase and sale of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the "Inland Portfolio") will be acquired, in total, by the Company from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by the Company and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of December 31, 2013, the Company has closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. The Company closed the acquisition of the 23 additional properties in the Inland Portfolio on February 21, 2014, for an aggregate contract purchase price of $211.0 million, exclusive of closing costs. The remaining five properties are expected to close in the first half of 2014. During the year ended December 31, 2013, the Company deposited $28.6 million into escrow in relation to the Inland Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheets.
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
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of December 31, 2013 and 2012, we determined that no allowance for uncollectible accounts was necessary.
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
Allocation of Purchase Price of Business Combinations and Acquired Assets
In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, we determine if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, we recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity. In addition, we evaluate the existence of goodwill or a gain from a bargain purchase. We will immediately expense acquisition-related costs and fees associated with business combinations and asset acquisitions.

We allocate the purchase price of acquired properties and business combinations accounted for under the acquisition method of accounting to tangible and identifiable intangible assets acquired based on their respective fair values to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.
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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 9 — Fair Value of Financial Instruments, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities based on the best information available.
The aggregate value of intangibles assets related to customer relationships is measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 3 — Summary of Significant Accounting Policies.
Results of Operations
As of December 31, 2013, we owned 1,329 properties with an aggregate original base purchase price of $5.2 billion, excluding one vacant property classified as held for sale. As of December 31, 2013, the properties comprised 34.2 million square feet and were 98.1% leased. As of December 31, 2012, we owned 653 properties with an aggregate original base purchase price of $1.8 billion, excluding one vacant property that was classified as held for sale. As of December 31, 2012, the properties comprised 15.4 million square feet and were 100% leased. Accordingly, our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflect significant increases in most categories.
Comparison of the year ended December 31, 2013 to year ended December 31, 2012
Rental Income
Rental income increased $158.9 million to $223.7 million for the year ended December 31, 2013 compared to $64.8 million for the year ended December 31, 2012. Rental income was driven by our acquisition of 638 properties, which excludes 38 properties that are accounted for as direct financing leases, acquired during the year ended December 31, 2013 for an aggregate purchase price of $3.4 billion. The annualized rental income per square foot of the properties at December 31, 2013 was $11,554.46 with a weighted average remaining lease term of 8.5 years, compared to $9.4 per square foot at December 31, 2012.
Our properties are generally leased from two to 20 years and 54% are leased to investment grade tenants and affiliates of investment grade tenants, as determined by major credit rating agencies. All properties were 100% leased in both periods, with the exception of one vacant property classified as held for sale at December 31, 2013 and 2012. During the years ended December 31, 2013 and 2012, we experienced no property vacancies, tenant turnover or lease renegotiations. Cash same store rents on the 129 properties held for the full period in each of the years ended December 31, 2013 and 2012 increased $0.2 million, or 1.3%, to $16.2 million compared to $16.0 million for the years ended December 31, 2013 and 2012, respectively. Same store annualized average rental income per square foot was $11.37 at December 31, 2013 compared to $11.23 at December 31, 2012.
Direct Financing Lease Income
Direct financing lease income of $1.7 million was recognized for the year ended December 31, 2013. Direct financing lease income was primarily driven by our 2013 acquisition of 38 properties comprised of $55.1 million of net investments subject to direct financing leases during the second quarter of 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $13.1 million to $15.1 million for the year ended December 31, 2013 compared to $2.0 million for the year ended December 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 714 properties since December 31, 2012.

Acquisition Related Costs
Acquisition related costs decreased by approximately $19.5 million to $23.3 million for the year ended December 31, 2013 compared to $42.8 million for the year ended December 31, 2012. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. The decrease in acquisition costs was mainly due to the agreement with our Former Manager in conjunction with the ARCT III Merger, where it was agreed that our Former Manager would no longer charge acquisition fees. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management. See Note 23 — Subsequent Events for further discussion.
Merger and Other Transaction Related Costs
Costs related to various mergers, as well as other transaction costs increased by approximately $254.1 million to $256.7 million for the year ended December 31, 2013 compared to $2.6 million for the year ended December 31, 2012. Upon the consummation of the ARCT III Merger, an affiliate of ARCT III received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the year ended December 31, 2013, $98.4 million was recorded for this fee. We issued 7.3 million OP Units to the affiliate as compensation for this fee. In addition, these costs consisted of professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the mergers. During the year ended December 31, 2013, we recorded one-time equity-based compensation totaling $64.3 million relating to accelerating vesting of equity units for merger and other transactions.
Property Operating Expenses
Property expenses increased by approximately $16.4 million to $19.9 million for the year ended December 31, 2013 compared to $3.5 million for the year ended December 31, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases subsequent to December 31, 2012, and an increased number of properties for which we pay expenses, which are reimbursed by the tenant.
Operating Fees to Affiliate
Prior to the consummation of the ARCT III Merger, we paid our Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Subsequent to the consummation of the ARCT III Merger, we paid our Former Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. For the years ended December 31, 2013 and 2012, our Former Manager waived base management fees earned of $6.1 million and $1.8 million, respectively.
We may have been required to pay our Former Manager a quarterly incentive fee, equal to the difference between (1) the product of (a) 20% and (b) the excess our annualized core earnings (as defined in the management agreement with our Former Manager) over the product of (i) the weighted average number of shares multiplied by the weighted average issuance price per share of common stock (ii) 8% and (2) the sum of any incentive compensation paid to the our Former Manager with respect to the first three calendar quarters of the previous 12-month period. One half of each quarterly installment of the incentive fee may have been payable in shares of common stock. The remainder of the incentive fee may have been payable in cash. No incentive fees were earned for the years ended December 31, 2013 and 2012, respectively. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management. See Note 23 — Subsequent Events for further discussion.
Operating fees to affiliate increased by $5.5 million to $5.7 million for the year ended December 31, 2013 compared to $0.2 million for the year ended December 31, 2012. The increase was the result of decisions by the Former Manager to not waive base management fees of $5.7 million million in 2012, whereas the Former Manager waived all but $0.2 million in 2012.
General and Administrative Expenses
General and administrative expenses increased by $2.8 million to $6.7 million for the year ended December 31, 2013 compared to $3.9 million for the year ended December 31, 2012. General and administrative expenses primarily included board member compensation, professional fees such as legal fees, accountant fees, financial printer services fees and insurance expense and salary-related expenses.
Equity-Based Compensation Expenses
Equity-based compensation expense was $34.9 million for the year ended December 31, 2013. Equity-based compensation expenses primarily included expenses for the OPP, which was entered into upon consummation of the ARCT III Merger, as well as the amortization of restricted stock. Equity-based compensation expense was $1.2 million for the year ended December 31, 2012, which related to the amortization of restricted stock.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by $116.3 million to $157.0 million for the year ended December 31, 2013 compared to $40.7 million for the year ended December 31, 2012. The increase in depreciation and amortization expense was driven by our acquisition of 714 properties since December 31, 2012 for an aggregate purchase price of $3.4 billion.
Interest Expense
Interest expense increased by approximately $68.9 million to $80.8 million for the year ended December 31, 2013 compared to $11.9 million for the year ended December 31, 2012. The increase in interest expense was due to increases in debt balances used to fund portfolio acquisitions, partially offset by a decrease in the average annualized interest rate on borrowings. The average debt balances for the years ended December 31, 2013 and 2012 were $1.0 billion and $205.1 million, respectively. Additionally, the we recorded $24.6 million in interest related expenses for Series C Preferred Stock during the year ended December 31, 2013. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the years ended December 31, 2013 and 2012 was 3.79% and 4.16%, respectively.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, our credit rating, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Other Income, Net
Other income increased by approximately $0.1 million to $0.6 million for the year ended December 31, 2013 compared to other income of $0.4 million for the year ended December 31, 2012. The increase is primarily due to investment income on certain assets acquired from CapLease during the fourth quarter of the year ended December 31, 2013.
Loss on Derivative Instruments, Net
Loss on the fair value of derivative instruments for the year ended December 31, 2013 was $67.9 million, which primarily consisted of a loss on contingent value rights. The loss pertains to the fair value of our obligation to pay certain preferred and common stockholders for the difference between the value of our shares on certain measurement dates and the value of the shares at the time of issuance as set forth by the contingent value rights agreement. The obligations were settled in full on during the year ended December 31, 2013. The loss was partially offset by a gain on derivative instruments resulting from marking our derivative instruments to fair value. No gain or loss on derivative instruments was recorded during the year ended December 31, 2012.
Loss on Sale of Investment in Affiliates
Loss on sale of investment in affiliates for the year ended December 31, 2013 was $0.4 million resulting from the sale of our investment in real estate funds sponsored by AR Capital purchased during the year ended December 31, 2013. No loss on the sale of investment in such funds was recorded during the year ended December 31, 2012.
Gain on Sale of Investments
Gain on the sale of investment securities for the year ended December 31, 2013 was $0.5 million resulting from the sale of all outstanding debt and equity securities held. Gain on the sale of investment securities for the year ended December 31, 2012 was $0.5 million, resulting from the sale of preferred debt and equity securities held.
Net Loss from Discontinued Operations
Net loss from discontinued operations decreased by approximately $0.7 million to a net loss of $20.0 thousand for the year ended December 31, 2013 compared to net loss of $0.7 million for the year ended December 31, 2012. As of the years ended December 31, 2013 and 2012, we classified one and two properties, respectively, as held for sale on the consolidated balance sheets and reported in discontinued operations on the consolidated statements of operations and comprehensive loss. The property held as of December 31, 2013 was vacant and was not encumbered, resulting in a decreased net loss for the year ended December 31, 2013.
Comparison of the Year Ended December 31, 2012 to Year Ended December 31, 2011
Rental Income
Rental income increased by $61.0 million to $64.8 million for the year ended December 31, 2012 compared to $3.8 million for the year ended December 31, 2011. Rental income was driven by our acquisition of 524 properties during the year ended December 31, 2012 for an aggregate purchase price of $1.6 billion, as well as revenue for a full year from the 129 properties held as of December 31, 2011. The annualized rental income per square foot of the properties at December 31, 2012 was $9.4 with a weighted average remaining lease term of 10.7 years, compared to $11.59 per square foot at December 31, 2011. There were no properties held for for the full period in each of the years ended December 31, 2012 and 2011.

Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $1.8 million to $2.0 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of 524 properties during the year ended December 31, 2012 as well as reimbursements for a full year from the 129 properties held as of December 31, 2011.
Acquisition Related Costs
Acquisition related costs increased by approximately $38.9 million to $42.8 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions.
Merger and Other Transaction Related Costs
During the year ended December 31, 2012, costs related to the merger with ARCT III announced in December 2012 and other transaction costs were $2.6 million. These costs primarily consisted of legal fees, accountants fees and other costs associated with entering into the Merger Agreement.
Property Expenses
Property expenses increased by approximately $3.3 million to $3.5 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties with modified gross leases during the year ended December 31, 2012 and an increased number of properties for which we pay expenses, which are reimbursed by the tenant.
Operating Fees to Affiliate
We paid our Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Our Former Manager waived such portion of its management fee in excess of such thresholds. For the years ended December 31, 2012 and 2011, our Former Manager waived base management fees earned of $1.8 million and $0.3 million, respectively.
We were required to pay our Former Manager a quarterly incentive fee, calculated based on 20% of the excess our annualized core earnings (as defined in the management agreement with our Former Manager) over the weighted average number of shares multiplied by the weighted average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were earned for the years ended December 31, 2012 and 2011, respectively.
Operating fees to affiliate were $0.2 million for the year ended December 31, 2012, compared to no such fees for the year ended December 31, 2011, which was the result of decisions by the Former Manager to not waive base management fees of $0.2 million in 2012 whereas the Former Manager waived all fees in 2011.
General and Administrative Expenses
General and administrative expenses increased by $3.2 million to $3.9 million for the year ended December 31, 2012 compared to $0.7 million for the year ended December 31, 2011. General and administrative expenses primarily included board member compensation, professional fees such as legal fees, accountant fees and financial printer services fees, and insurance expense.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $38.6 million to $40.7 million for the year ended December 31, 2012 compared to $2.1 million for the year ended December 31, 2011. The increase in depreciation and amortization expense was driven by our acquisition of 524 properties during the year ended December 31, 2012 for an aggregate purchase price of $1.6 billion as well as depreciation and amortization expense for a full year from the 129 properties held as of December 31, 2011.

Interest Expense
Interest expense increased by approximately $10.9 million to $11.9 million for the year ended December 31, 2012 compared to $1.0 million for the year ended December 31, 2011. The increase primarily related to the increase in debt balances used to fund portfolio acquisitions as our our credit facility increased by $82.2 million during the year ended December 31, 2012. Interest expense also related to outstanding mortgage notes payable, which increased $229.8 million during the year ended December 31, 2012, offset by a slightly lower interest rate during 2012 as compared to 2011.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, our credit ratings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Other Income, Net
Other income increased by approximately $0.4 million to $0.4 million for the year ended December 31, 2012 compared to $2,000 for the year ended December 31, 2011. The increase was primarily due to interest income on investment securities purchased during the year ended December 31, 2012.
Net Loss from Discontinued Operations
Net loss from discontinued operations decreased by approximately $0.2 million to $0.7 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011. As of the year ended December 31, 2012 and 2011, we had one and two vacant properties, respectively, classified as held for sale on the consolidated balance sheets and reported in discontinued operations on the consolidated statements of operations and comprehensive loss. The net losses from discontinued operations during each year were primarily due to impairments on the held for sale properties representing the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs. On July 3, 2012, one of the properties was sold for $0.6 million of net proceeds.
Cash Flows for the year ended December 31, 2013
During the year ended December 31, 2013, net cash used in operating activities was $7.1 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2013 was mainly due to adjusted net income of $95.7 million (net loss of $411.7 million adjusted for non-cash items, the most significant of which were the issuance of operating partnership units, depreciation and amortization expense, amortization of deferred financing costs and premiums and discounts on debt, equity-based compensation, and the loss on derivative instruments, which totaled to $316.1 million, in the aggregate). In addition, we incurred a one-time expense related to the loss in the extinguishment of Series C Convertible Preferred Stock ("Series C Stock") of $13.7 million. Other significant adjustments related to changes in assets and liabilities including an increase in accounts payable and accrued expenses of $77.5 million, an increase in deferred rent and other liabilities of $3.7 million as well as a increase in prepaid and other assets of $8.9 million.
Net cash used in investing activities for the year ended December 31, 2013 of $2.4 billion, primarily related to the investment in real estate assets and the CapLease Merger of $2.3 billion, investments in direct financing leases of $57.6 million, deposits for real estate investments of $101.1 million, and the purchase of investment securities of $12.1 million, partially offset by the proceeds from the sales of investment securities of $52.3 million.
Net cash provided by financing activities of $2.3 billion during the year ended December 31, 2013. This was primarily driven by the issuance of stock and debt during the year most notably proceeds net of repayments from our credit facilities of $1.0 billion, $672.2 million of proceeds net of offering-related costs from the issuance of common stock, proceeds from issuance of convertible obligations to Series C Stock, net of cash payment on the settlement of Series C Stock of $3.6 million, proceeds from the issuance of Series D Preferred Stock of $288.0 million and proceeds from issuance of convertible debt of $967.8 million. These inflows were partially offset by cash outflows, the most significant of which were common stock repurchases of $359.0 million, total distributions paid of $172.3 million, payments on mortgage notes and other debt of $15.1 million and consideration paid for assets of our Former Manager in excess of carryover basis of $5.7 million.

Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $11.6 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 was primarily due to an increase in adjusted net income of $5.0 million (net loss of $39.7 million adjusted for non-cash items, the most significant of which were depreciation and amortization expense, amortization of deferred financing costs, share based compensation, which totaled $44.7 million, in the aggregate). Other significant adjustments related to changes in assets and liabilities including an increase in deferred rent and other liabilities of $3.4 million and an increase in accounts payable and accrued expenses of $8.1 million, partially offset by an increase in prepaid and other assets of $4.9 million.
Net cash used in investing activities for the year ended December 31, 2012 of $1.6 billion, primarily related to an increase in investment in real estate assets paid for with cash of approximately $1.6 billion and the purchase of investment securities of $41.7 million.
Net cash provided by financing activities of $1.8 billion during the year ended December 31, 2012 primarily related cash inflows from the issuances of stock and debt, most notably $1.5 billion of proceeds net of offering-related costs from the issuance of common and preferred stock, proceeds from mortgage notes payable of $229.8 million and $82.2 million of proceeds from our credit facility. These inflows were partially offset by cash outflows, most notably by total distributions paid of $37.9 million and payments related to deferred financing costs of $14.0 million.

American Realty Capital Properties, Inc.
Unaudited Pro Forma Consolidated Balance Sheet

The following unaudited pro forma consolidated balance sheet is presented as if we had acquired the following on December 31, 2013: (i) ARCT IV; (ii) the 79 properties including in the Fortress Portfolio that were acquired on January 8, 2014; (ii) the remaining 28 properties included in the Inland Portfolio that were not acquired as of December 31, 2013; 23 of which were acquired on February 21, 2014; and (iv) Cole.

Until self-management, ARCP and ARCT IV were considered to be variable interest entities under common control. Both companies’ advisors were wholly owned subsidiaries of the companies' former sponsor, AR Capital, LLC. The sponsor and its related parties have ownership interests in ARCP through the ownership of shares of common stock and other equity interests. In addition, the former advisors of both companies was contractually eligible to charge significant fees for their services to both of the companies including asset management fees, fees for the arrangement of financing and incentive fees and other fees. Due to the significance of these fees, the advisors and ultimately the former sponsor are determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through the advisory agreements, which qualifies them as variable interest entities under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. The ACRT IV Merger consummated on January 3, 2014.

ARCP will account for the Cole Merger using the acquisition method of accounting with ARCP treated as the acquirer of Cole for accounting purposes. Under acquisition accounting, the assets acquired and liabilities assumed will be recorded as of the acquisition date, at their respective fair value, and added to those of ARCP. Any excess of purchase price over the fair values will be recorded as goodwill. Consolidated financial statements of ARCP issued after the merger would reflect Cole’s such fair values after the completion of the merger, but will not be restated retroactively to reflect the historical consolidated financial position or results of operations of Cole. The Cole Merger consummated on February 7, 2014.

As of the date of this report, five of the Inland Portfolio properties had not been acquired by the Company. The Inland Portfolio is comprised of 33 properties. As of December 31, 2013, the Company has closed on five of the 33 properties. The Company closed the acquisition of the 23 additional properties in the Inland Portfolio on February 21, 2014. The remaining five properties are expected to close in the first half of 2014. The purchase and sale agreement includes provisions that allow us to exclude certain properties based on criteria related to issues with obtaining clear title to the property and obtaining satisfactory environmental reports among other provisions. Therefore, no assurance can be given that all 28 properties in the Inland Portfolio presented in the accompanying unaudited pro forma consolidated balance sheet or the unaudited pro forma consolidated statement of operations will be included in the final purchased portfolio. Although the closing of the remainder of the acquisition is subject to certain conditions, including the completion of due diligence, there can be no assurance that we will acquire any or all of the remaining five properties, however, we believe that the completion of such acquisitions is probable. The five properties that were part of the Inland Portfolio, and which were acquired on September 24, 2013, are included in the ARCP consolidated balance sheets as of December 31, 2013.

The mergers with ARCT IV and Cole and the acquisitions of Fortress Portfolio and Inland Portfolio are presented in the unaudited pro forma consolidated statements of operations for the year ended December 31, 2013 as if the properties had been acquired at the beginning of the period presented. In addition other significant mergers and acquisitions during the year ended December 31, 2013, including the ARCT III Merger, the CapLease Merger, and the acquisition of the GE Capital Portfolio, as well as other organic acquisitions, are presented in the unaudited pro forma Consolidated Statement of Operation for the year ended December 31, 2013 as if the properties had been acquired at the beginning of the period presented.

This financial statement should be read in conjunction with the unaudited pro forma consolidated statement of operations and our historical financial statements and notes thereto in this Annual Report on Form 10-K. The pro forma consolidated balance sheet is unaudited and is not necessarily indicative of what the actual financial position would have been had we acquired CapLease, ARCT IV, the Fortress Portfolio, the Inland Portfolio or Cole as of December 31, 2013, nor does it purport to present our future financial position.

American Realty Capital Properties, Inc.
Unaudited Pro Forma Consolidated Balance Sheet
December 31, 2013

(In thousands)	ARCP Historical (1)	ARCT IV Historical (2)	ARCT IV Merger Related Adjustments (3)		ARCP with ARCT IV Pro Forma	Fortress Portfolio (4)		Inland Portfolio (5)		ARCP, ARCT IV, Fortress and Inland Pro Forma	Cole Historical (6)	Cole Merger Related Adjustments (7)		ARCP Pro Forma
Assets
Real estate investments, at cost:
Land	$786,542	$554,377	$—		$1,340,919	$59,415	(14)	$72,612	(14)	$1,472,946	$1,577,262	$307,571	(14)	$3,357,779
Buildings, fixtures and improvements	3,881,532	1,449,790	—		5,331,322	278,109	(14)	324,082	(14)	5,933,513	4,846,991	945,179	(14)	11,725,683
Construction in progress	21,839	—	—		21,839	—		—		21,839	—	—		21,839
Acquired intangible lease assets	536,250	220,499	—		756,749	67,565	(14)	59,933	(14)	884,247	1,037,596	202,335	(14)	2,124,178
Total real estate investments, at cost	5,226,163	2,224,666	—		7,450,829	405,089		456,627		8,312,545	7,461,849	1,455,085		17,229,479
Less: accumulated depreciation and amortization	(213,186)	(56,497)	—		(269,683)	—		—		(269,683)	(500,648)	500,648		(269,683)
Total real estate investments, net	5,012,977	2,168,169	—		7,181,146	405,089		456,627		8,042,862	6,961,201	1,955,733		16,959,796
Cash and cash equivalents	36,738	22,425	—		59,163	—		—		59,163	206,672	—		265,835
Investment in direct financing leases, net	55,079	14,527	—		69,606	—		—		69,606	—	—		69,606
Investment securities, at fair value	62,067	—	—		62,067	—		—		62,067	279,063	—		341,130
Investments in unconsolidated entities	—	—	—		—	—		—		—	91,242	—		91,242
Derivatives, at fair value	9,152	37	—		9,189	—		—		9,189	2,116	—		11,305
Loans held for investment, net	26,279	—	—		26,279	—		—		26,279	65,169	6,834	(17)	98,282
Restricted cash	29,483	—	—		29,483	—		—		29,483	18,810	—		48,293
Leasehold improvements and property and equipment, net	—	—	—		—	—		—		—	20,674	—		20,674
Prepaid expenses and other assets	175,327	12,603	949	(8)	188,879	—		—		188,879	168,950	(92,880)	(18)	264,949
Deferred costs, net	80,625	686	9,920	(9)	91,231	—		—		91,231	55,451	(55,451)	(19)	91,231
Assets held for sale	679	—	—		679	—		—		679	—	—		679
Goodwill and other intangible assets	89,875	—	—		89,875	—		—		89,875	328,729	1,839,293	(20)	2,257,897
Total Assets	$5,578,281	$2,218,447	$10,869		$7,807,597	$405,089		$456,627		$8,669,313	$8,198,077	$3,653,529		$20,520,919

(In thousands)	ARCP Historical (1)	ARCT IV Historical (2)	ARCT IV Merger Related Adjustments (3)		ARCP with ARCT IV Pro Forma	Fortress Portfolio (4)		Inland Portfolio (5)		ARCP, ARCT IV, Fortress and Inland Pro Forma	Cole Historical (6)	Cole Merger Related Adjustments (7)		ARCP Pro Forma
Liabilities and Equity
Mortgage notes payable	$1,298,990	$2,124	$669,336	(9)	$1,970,450	$111,603	(15)	319,676	(15)	2,401,729	2,637,691	25,274	(19)	5,064,694
Convertible debt	972,490	—	—		972,490	—		—		972,490	—	—		972,490
Secured credit agreements	150,000	760,000	(760,000)	(10)	150,000	—		—		150,000	—	—		150,000
Senior corporate credit facility	1,059,800	—	806,388	(10)	1,866,188	300,185	(16)	145,744	(16)	2,312,117	—	(923,054)	(21)	1,389,063
Credit facilities of acquired companies	—	—	—		—	—		—		—	1,272,000	(1,272,000)	(21)	—
Other long-term debt	104,804	—	—		104,804	—		—		104,804	100,057	2,534,700	(21)	2,739,561
Contingent considerations	—	—	—		—	—		—		—	283,606	(283,606)	(22)	—
Below-market lease liability, net	60,729	9,245	—		69,974	—		—		69,974	117,292	—		187,266
Derivatives, at fair value	18,387	68	—		18,455	—		—		18,455	16,451	—		34,906
Accounts payable, accrued expenses and other liabilities	134,601	24,294	—		158,895	—		—		158,895	75,101	—		233,996
Deferred rent and other liabilities	16,874	3,532	—		20,406	—		—		20,406	34,814	—		55,220
Distributions payable	141	10,137	—		10,278	—		—		10,278	29,546	—		39,824
Total liabilities	3,816,816	809,400	715,724		5,341,940	411,788		465,420		6,219,148	4,566,558	81,314		10,867,020

Series D preferred stock	269,299	—	—		269,299	—		—		269,299	—	—		269,299

Preferred stock	—	—	429	(11)	429	—		—		429	—	—		429
Common stock	2,023	711	(336)	(11)	2,398	—		—		2,398	4,693	562	(23)	7,653
Additional paid-in capital	2,034,301	1,555,964	(651,047)	(11)	2,939,218	—		—		2,939,218	4,196,952	3,148,983	(24)	10,285,153
Accumulated other comprehensive income (loss)	7,697	(31)	—		7,666	—		—		7,666	28,287	(28,287)	(25)	7,666
Accumulated deficit	(692,449)	(186,069)	(155,841)	(12)	(1,034,359)	(6,699)	(12)	(8,793)	(12)	(1,049,851)	(614,725)	450,957	(26)	(1,213,619)
Total stockholders equity	1,351,572	1,370,575	(806,795)		1,915,352	(6,699)		(8,793)		1,899,860	3,615,207	3,572,215		9,087,282
Non-controlling interests	140,594	38,472	101,940	(13)	281,006	—		—		281,006	16,312	—		297,318
Total equity	1,492,166	1,409,047	(704,855)		2,196,358	(6,699)		(8,793)		2,180,866	3,631,519	3,572,215		9,384,600
Total liabilities and equity	$5,578,281	$2,218,447	$10,869		$7,807,597	$405,089		$456,627		$8,669,313	$8,198,077	$3,653,529		$20,520,919

American Realty Capital Properties, Inc.
Notes to Unaudited Pro Forma Consolidated Balance Sheet
December 31, 2013

(1)	Reflects the historical consolidated balance sheet of American Realty Capital Properties, Inc. for the period indicated.

(2)	Reflects the unaudited historical consolidated balance sheet of ARCT IV.

(3)
Adjustments and pro forma balance based on the purchase of all of the outstanding shares of ARCT IV’s common stock for (i) $9.00 to be paid in cash plus (ii) 0.5190 shares of our common stock, par value $0.01 per share and (iii) 0.5937 share of Series F Preferred Stock par value $0.01 per share, which occurred on January 3, 2014. As the acquisition of ARCT IV will be accounted for on the carryover basis, no adjustments have been made to the fair value of its assets and liabilities. Cash payments include ARCT IV Merger related costs of $44.9 million incurred in the ARCT IV Merger transaction including professional fees for investment banking, legal services and accounting and printing fees. These amounts were funded through a borrowing, which is further described in Note 10 to this unaudited pro forma consolidated balance sheet and through available cash.

(4)	Reflects the unaudited pro forma balance sheet of 79 properties from the Fortress Portfolio acquired on January 8, 2014.

(5)	Reflects the unaudited pro forma balance sheet of 28 properties from the Inland Portfolio, 23 of which were acquired on February 21, 2014.

(6)	Reflects the unaudited historical consolidated balance sheet of Cole.

(7)
Reflects pro forma adjustments to record the assets and liabilities of Cole at their fair values and the purchase of all outstanding Cole common stock as well as certain restricted stock units and performance share units outstanding and certain shares held in escrow for (i) $13.82 to be paid in cash, up to a maximum of 20% of Cole common stock outstanding or (ii) 1.0929 shares of our common stock, par value $0.01 per share. The pro forma adjustments reflect the stockholder election, which resulted in holders of approximately 2.24% of outstanding shares electing to receive cash and the remainder of the stockholders receiving stock. Cash payments include Cole Merger related costs of $163.8 million incurred in the Cole Merger transaction including professional fees for investment banking, legal services and accounting and printing fees. These amounts were funded through a borrowing, which is further described in Note 21 to this unaudited pro forma consolidated balance sheet and through available cash.

(8)	Reflects the purchase of assets with a cost basis of $0.9 million from the former external advisor.

(9)
Reflects the issuance of $669.4 million of mortgage notes at an average interest rate of 4.90% to partially fund the cash payment for the ARCT IV Merger. We deferred $9.9 million in financing costs related to the issuance of the mortgage notes.

(10)
Reflects the draw on our unsecured credit facility to partially fund the cash considerations of the ARCT IV Merger and the repayment the outstanding balance on the ARCT IV credit facility which was $760.0 million at December 31, 2013. We have commitments on our unsecured credit facility (including revolving and term loans) of $2.7 billion with an accordion feature of up to $3.0 billion, subject to borrowing base availability among other conditions.

(11)
Reflects the elimination of ARCT IV’s common stock capital balance of $0.7 million partially offset by the issuance of 37.5 million shares of common stock and the issuance of 42.9 million shares of Series F Preferred stock. Refer to Note 3 to this unaudited pro forma consolidated balance sheet for a description of the exchange of ARCT IV common stock for cash and our equity shares.

Cash of $9.00 per share for each outstanding share of ARCT IV	$(650,954)
Par value of ARCP shares exchanged for ARCT IV shares	(804)
Elimination of ARCT IV common stock par value	711
$(651,047)

(12)
Reflects estimated costs of the respective merger or acquisition including professional fees for investment banking, legal services and accounting fees and, printing fees. For the ARCT IV Merger, amount includes costs of the issuance of operating partnership units described in Note 13 to this unaudited pro forma consolidated balance sheet.

(13)
Reflects the fair value of 0.5 million operating partnership units of ARCT IV that converted to 1.2 million operating partnership units of ARCP upon consummation of the ARCT IV Merger and the issuance of 6.8 million operating partnership units of ARCP in connection with the ARCT IV Merger and the portion of a $10.0 million payment to our formal external advisor relating to the reimbursement of certain expenses in relation to the ARCT IV Merger based on our asset purchase agreement.

(14)
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings, fixtures, and tenant improvements are based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in its portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates and the value of in-place leases. Depreciation is computed using the straight-line method over the estimated lives of forty years for buildings, fifteen years for land improvements, five years for fixtures and the shorter of the useful life or the remaining lease term for tenant improvements.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered in the analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which is estimated to be nine months. Estimates of costs to execute similar leases including leasing commissions, legal and other related expenses are also utilized. The value of in-place leases is amortized to expense over the initial term of the respective lease, which generally ranges from two to 25 years. If a tenant terminates its lease, the unamortized portion of the in-place lease value and intangible is charged to expense.
Above-market and below-market in-place lease values, if any, are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying pro forma consolidated balance sheet are in progress. Certain items will be finalized once additional information is received. Accordingly, these allocations are subject to revision when final information is available, although we do not expect future revisions to have a significant impact on our financial position or results of operations.

(15)
Reflects the fair value of mortgage notes payable which we assumed upon the closing of the respective portfolio. For the Fortress Portfolio and the Inland Portfolio, the mortgage notes payable bare an annualized interest rate of 5.55% and between 5.90% and 6.34%, respectively.

(16)
Reflects the draw on our unsecured line of credit of $300.2 million and $145.8 million to fund the acquisition of the Fortress Portfolio’s assets and closing costs and the Inland Portfolio’s assets and closing costs, respectively.

(17)	Reflects an adjustment to the fair value for loans held for investment by Cole based upon discounted cash flows and estimates of current interest rates for loans with similar terms.

(18)	Reflects the elimination of the Cole’s existing straight-line rent adjustments.

(19)
Reflects an adjustment to the fair value of debt assumed from Cole based on discounted cash flows and estimates of current interest rates for similar debt instruments, and the write-off of the related unamortized balance of deferred financing costs incurred by Cole on the assumed debt.

(20)
Reflects preliminary adjustment to record $1.8 billion adjustment to goodwill and other intangible assets including intangibles for customer relationships. The new goodwill and intangible assets include intangibles related to the acquisition of Cole’s private capital management business that includes broker dealer activities, relationships and existing broker dealer contracts as well as asset management activities including contracts to manage other REITs day to day activities for fees. Amounts are preliminary and will be finalized once the purchase price allocation to the assets acquired and liabilities assumed is finalized.

(21)
Reflects the issuance of $2.55 billion in term debt at a weighted average interest rate of 2.84% net of deferred financing costs and issuance discounts to fund the cash payment for the Cole Merger, contingent considerations, and closing costs and to repay the outstanding balance on Cole’s existing credit facility which was $1.3 billion as of September 30, 2013. In addition, the funds will be used to paydown $0.9 million of our existing senior corporate credit facility at an assumed rate of 3.39%.

(22)
Reflects the required payout of certain obligations related to the merger of Cole Holding Corporation into Cole. Total payout of $280.0 million (excluding fair value adjustment of $3.6 million) will be paid to certain executive officers of Cole for certain obligations related to the merger of Cole Holdings Corporation into Cole as well as amounts due to executives related to the Cole Merger. The pro forma adjustment reflects the actual elections of the executives to receive $33.9 million of the considerations in cash and the remaining consideration paid through issuance of 16.2 million shares of our common stock.

(23)	Reflects the elimination of Cole’s common stock capital balance of $4.7 million, offset by an increase of $7.3 million for the par value of our common stock to be issued.

(24)
Reflects the elimination of Cole’s additional paid-in capital balance of $4.2 billion, offset by additional paid-in capital of $7.3 billion resulting from the issuance of 525.3 million shares of our common stock.

(25)	Reflects the elimination of Cole’s accumulated other comprehensive loss balance.

(26)
Reflects the elimination of Cole’s accumulated deficit of $614.7 million offset by $163.4 million of costs for the Cole Merger including professional fees for investment banking, legal services and accounting and printing fees.

American Realty Capital Properties, Inc.
Unaudited Pro Forma Consolidated Statement of Operations
for the Year Ended December 31, 2013

(In thousands)	ARCP Historical (1)	Pro Forma Adjustments(2)		ARCP as Adjusted	ARCT IV Historical (3)	ARCT IV Pro Forma Adjustments(4)		ARCP as Adjusted with ARCT IV Pro Forma	Fortress Portfolio (5)		Inland Portfolio (6)		ARCP as Adjusted with ARCT IV, Fortress and Inland Pro Forma	Cole Historical (7)	Cole Merger Related Adjustments(8)		ARCP Pro Forma
Revenues:
Rental income	$223,701	$164,199	(9)	$387,900	$86,138	$72,773	(9)	$546,811	$30,215	(9)	$39,576	(9)	$616,602	$565,337	$39,560	(9)	$1,221,499
Direct financing lease income	1,700	2,631	(9)	4,331	544	645	(9)	5,520	—		—		5,520	—	—		5,520
Operating expense reimbursements	15,095	—		15,095	2,700	—		17,795	—		2,933		20,728	56,794	—		77,522
Private capital management revenue	—	—		—	—	—		—	—		—		—	440,470	146,823		587,293
Other revenues	—	—		—	—	—		—	—		144		144	30,253	—		30,397
Total revenues	240,496	166,830		407,326	89,382	73,418		570,126	30,215		42,653		642,994	1,092,854	186,383		1,922,231
Operating expenses:
Acquisition related	23,295	(23,295)	(10)	—	32,740	(32,740)	(10)	—	—		—		—	4,655	(4,655)	(10)	—
Merger and other transaction related	256,662	(256,662)	(10)	—	53,429	(53,429)	(10)	—	—		—		—	91,553	(91,553)	(10)	—
Reallowed fees and commissions	—	—		—	—	—		—	—		—		—	254,413	—		254,413
Property operating	19,890	—		19,890	3,726	—		23,616	—		3,700		27,316	67,473	—		94,789
General and administrative	6,658	—		6,658	4,014	—		10,672	—		—		10,672	150,077	50,026		210,775
Equity-based compensation	34,935	—		34,935	—	—		34,935	—		—		34,935	36,792	(36,792)	(11)	34,935
Depreciation and amortization	156,971	23,157	(12)	180,128	56,732	12,792	(12)	249,652	17,292	(12)	19,884	(12)	286,828	211,868	105,783	(12)	604,479
Operating fees to affiliates	5,654	18,251	(13)	23,905	—	8,899	(13)	32,804	1,620	(13)	1,827	(13)	36,251	15,334	11,417	(13)	63,002
Total operating expenses	504,065	(238,549)		265,516	150,641	(64,478)		351,679	18,912		25,411		396,002	832,165	34,226		1,262,393
Operating income (loss)	(263,569)	405,379		141,810	(61,259)	137,896		218,447	11,303		17,242		246,992	260,689	152,157		659,838
Other income (expenses):
Interest expense	(80,800)	(64,312)	(14)	(145,112)	(21,505)	(35,362)	(14)	(201,979)	(16,370)	(14)	(18,926)	(14)	(237,275)	(167,143)	38	(14)	(404,380)
Other income, net	569
Income from investment securities	—	—		—	1,798	—		1,798	—		—		1,798	1,131	—		2,929
Loss on derivative instruments, net	(67,937)	—		(67,937)	—	—		(67,937)	—		—		(67,937)	(1,174)	—		(69,111)
Loss on sale of investments in affiliates	(411)	—		(411)	—	—		(411)	—		—		(411)	—	—		(411)
Gain (loss) on sale of investments	451	—		451	(2,246)	—		(1,795)	—		—		(1,795)	(1,331)	—		(3,126)
Total other expenses, net	(148,128)	(64,312)		(212,440)	(21,482)	(35,362)		(269,284)	(16,370)		(18,926)		(304,580)	(182,793)	38		(487,335)
(Loss) income from continuing operations	(411,697)	341,067		(70,630)	(82,741)	102,534		(50,837)	(5,067)		(1,684)		(57,588)	77,896	152,195		172,503

(In thousands)	ARCP Historical (1)	Pro Forma Adjustments(2)		ARCP as Adjusted	ARCT IV Historical (3)	ARCT IV Pro Forma Adjustments(4)		ARCP as Adjusted with ARCT IV Pro Forma	Fortress Portfolio (5)		Inland Portfolio (6)		ARCP as Adjusted with ARCT IV, Fortress and Inland Pro Forma	Cole Historical (7)	Cole Merger Related Adjustments(8)		ARCP Pro Forma
Net loss (income) from continuing operations attributable to non-controlling interests	5,211	(14,463)	(15)	(9,252)	504	12,206	(15)	3,458	345	(15)	115	(15)	3,918	(815)	(6,864)	(15)	(3,761)
Net (loss) income from continuing operations attributable to stockholders	(406,486)	326,604		(79,882)	(82,237)	114,740		(47,379)	(4,722)		(1,569)		(53,670)	77,081	145,331		168,742
Discontinued operations:
(Loss) income from operations of held for sale properties	(34)	—		(34)	—	—		(34)	—		—		(34)	4,882	—		4,848
Gain on held for sale properties	14	—		14	—	—		14	—		—		14	55,027	—		55,041
Net (loss) income from discontinued operations	(20)	—		(20)	—	—		(20)	—		—		(20)	59,909	—		59,889
Net income from discontinued operations attributable to non-controlling interests	1	—		1	—	—		1	—		—		1	—	—		1
Net (loss) income from discontinued operations attributable to stockholders	(19)	—		(19)	—	—		(19)	—		—		(19)	59,909	—		59,890

Net (loss )income	(411,717)	341,067		(70,650)	(82,741)	102,534		(50,857)	(5,067)		(1,684)		(57,608)	137,805	152,195		232,392
Net loss (income) attributable to non-controlling interests	5,212	(14,463)	(15)	(9,251)	504	12,206	(15)	3,459	345	(15)	115	(15)	3,919	(815)	(6,864)	(15)	(3,760)
Net (loss) income attributable to stockholders	$(406,505)	$326,604		$(79,901)	$(82,237)	$114,740		$(47,398)	$(4,722)		$(1,569)		$(53,689)	$136,990	$145,331		$228,632

Earnings per share:
Basic	$(2.35)			$(0.39)				$(0.20)					$(0.22)				$0.30
Fully diluted (16)	$(2.35)			$(0.39)				$(0.20)					$(0.22)				$0.29

Weighted average common shares:
Basic (17)	178,412	26,742		205,154	37,538			242,692					242,692		525,460		768,152
Diluted (17)	202,619	33,202		235,821	37,538			273,359					273,359		525,460		798,819

American Realty Capital Properties, Inc.
Notes to Unaudited Pro Forma Consolidated Statement of Operations
December 31, 2013

(1)	Reflects the historical consolidated statements of operations of the Company for the period indicated.

(2)
Adjustments reflect the annualization of certain ARCP lease rental income, lease asset depreciation and amortization and interest expense on additional financing used for ARCP property acquisitions made in 2013 as if they were made at the beginning of the fiscal year presented and carried through the period presented.

(3)	Reflects the unaudited historical consolidated statements of operations of ARCT IV for the period indicated.

(4)
Adjustments reflect the annualization of certain ARCT IV lease rental income, depreciation and amortization expense and interest expense on additional financing used for ARCT IV’s property acquisitions made in 2013 as if they were made at the beginning the fiscal year presented and carried through the period presented.

(5)
Reflects the unaudited pro forma unaudited consolidated statements of operations of the Fortress Portfolio for the period indicated. Adjustments reflect the annualization of certain Fortress Portfolio lease rental income, depreciation and amortization and interest expense on financing arrangements as if the properties had been acquired as of the beginning of the fiscal year presented and carried through the period presented.

(6)
Reflects the unaudited pro forma unaudited consolidated statements of operations of the Inland Portfolio for the period indicated. Adjustments reflect the annualization of certain Inland Portfolio lease rental income, depreciation and amortization and interest expense on financing arrangements as if the properties had been acquired as of the beginning of the fiscal year presented and carried through the period presented.

(7)	Reflects the unaudited historical consolidated statements of operations of Cole for the period indicated.

(8)
Adjustments and pro forma balances reflect adjustments related our acquisition of Cole. Excludes closing costs of $163.4 million incurred for the Cole Merger, including professional fees for investment banking, legal services and accounting and printing fees.

(9)	Reflects an adjustment to rental income and direct financing lease income for each portfolio of properties as if the properties had been acquired at the beginning of each period.

(10)
Adjustment reflects the elimination of costs recorded for the acquisition and merger related costs incurred during the year ended December 31, 2013, as these costs are not ongoing costs of ours and are specifically related to the transactions presented in these pro forma financial statements.

(11)
Adjustment represents the elimination of the shares-based compensation for Cole’s equity compensation plan for outstanding restricted shares. As part of the Cole Merger agreement, all unamortized restricted shares will become fully vested and therefore this expense will no longer be recognized.

(12)
Adjustment reflects the depreciation and amortization expense that would have been recorded if each portfolio of properties had been acquired as of the beginning of each period based on the estimated fair values assigned to each asset class.

(13)
Adjustment reflects recognition of full contractual asset management fees due to our former affiliated external manager, as if we had owned the properties and the former external manager had charged these fees for the entirety of each period. Fees are 0.50% annually for average unadjusted book value of real estate assets up to $3.0 billion and 0.40% annually for assets in excess of $3.0 billion.

(14)
Adjustment reflects interest expense related to borrowings expected to be incurred on our unsecured credit facility at a 3.39% annual interest rate above and interest expense for any assumed mortgage notes on other long term debt assumed for each transaction. In the case of Cole, increases in interest expense are offset by the reduction in interest for the write-off of deferred financing costs of $10.1 million. The interest rate on our existing senior corporate credit facility is partially dependent on corporate leverage ratios and credit ratings.

(15)
Adjustment represents the allocation to ARCP’s non-controlling interests for the net effect of each respective merger and acquisition as well as adjustments related thereto based on the percentage of non-controlling interests ownership after each transaction.

(16)	When applicable, the diluted earnings per shares excludes shares that would be antidilutive.

(17)	Weighted average shares include the pro forma effect of certain transactions which occurred during the year-ended December 31, 2013 as if they occurred at the beginning of the year presented.

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
As of December 31, 2013, we had $36.7 million of cash and cash equivalents.
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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. While certain companies may experience significant acquisition activity, other companies may not have significant acquisition activity and management believes that excluding costs such as merger and transaction costs and acquisition related costs from property operating results provides useful information to investors and provides information that improves the comparability of operating results with other companies who do not have significant merger or acquisition activities. AFFO is not equivalent to our net income or loss as determined under GAAP, and AFFO may not be a useful measure of the impact of long-term operating performance if we continue to have such activities in the future.
We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and non-cash equity compensation from AFFO we believe we provide useful information regarding income and expense items which have no cash impact and do not provide us liquidity or require our capital resources. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In addition, we exclude certain interest expenses related to securities that are convertible to common stock as the shares are assumed to have converted to common stock in our calculation of weighted average common shares-fully diluted. As the Company’s convertible notes have a cash or stock settlement option and the Company has the ability and intent to settle its convertible notes in cash, the interest expense related to our convertible notes have not been excluded from AFFO, and accordingly, the shares are not assumed to have converted to common stock in our calculation of weighted average common shares-fully diluted.
In calculating AFFO, we exclude expenses, which under GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expenses are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
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
The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the years ended December 31, 2013, 2012 and 2011 and on a pro forma basis for the year ended December 31, 2013 (amounts in thousands). Amounts are presented net of any non-controlling interest effect, where applicable.

	Year Ended December 31,			ARCP Pro
	2013	2012	2011	Forma
Net loss attributable to stockholders	$(406,505)	$(39,399)	$(4,699)	$228,632
(Gain) loss on held for sale properties	(14)	600	815	(55,041)
Depreciation and amortization	156,971	40,700	2,111	604,479
FFO	(249,548)	1,901	(1,773)	778,070
Acquisition related	23,295	42,761	3,898	—
Merger and other transaction related	256,662	2,603	—	—
(Gain) loss on investment securities	(40)	(534)	—	3,537
Loss on derivative instruments, net	67,937	—	2	69,111
Interest on convertible obligation to preferred investors	10,802	—	—	—
Interest premiums and discounts on debt, net and settlement of convertible obligation to preferred investors	12,072	—	—	11,843
Amortization of above- and below-market lease assets and liabilities	(246)	108	—	2,744
Amortization of deferred financing costs	11,183	1,985	186	16,473
Straight-line rent	(8,791)	(2,145)	(229)	(65,947)
Non-cash equity compensation expense	34,935	1,191	191	34,935
Operating fees to affiliate	5,654	212	—	$63,002
AFFO	$163,915	$48,082	$2,275	$913,768
Capital Markets
The following are our equity offerings of common stock during the year ended December 31, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares (1)	Gross Proceeds
Registered follow-on offering	January 29, 2013	2,070,000	$26.7
ATM	January 1 - September 30, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Private placement offering	November 11, 2013	15,126,498	186.0
Total - Year end December 31, 2013		47,161,562	$676.6
_______________________________________________
(1) Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III's common stock in conjunction with the ARCT III Merger.
On August 1, 2012, we filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of December 31, 2013, we had issued 2.1 million shares of common stock through a registered follow on offering and an ATM offering under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of December 31, 2013, no common stock had been issued under the resale registration statement.
On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. We intend to maintain both the $500.0 million universal shelf registration statement and the WKSI universal automatic shelf registration statement.

In January 2013, we commenced an “at the market” equity offering program (“ATM”) in which we may from time to time offer and sell shares of our common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to our $500.0 million universal shelf registration statement.
In addition to our common stock offerings, on June 7, 2013, we issued 28.4 million shares convertible preferred stock (the “Series C Shares”) for gross proceeds of $445.0 million. On November 8, 2013, we elected to convert all outstanding Series C Shares into our common stock. Pursuant to the Series C Articles Supplementary, the number of shares of common stock that could be issued upon conversion of Series C Shares was limited to an exchange cap. Therefore, we converted 1.1 million Series C Shares into 1.4 million shares of our common stock. With respect to the 27.3 million Series C Shares for which we could not issue shares of our common stock upon conversion due to the exchange cap, we paid holders of Series C Shares an aggregate cash amount equal to approximately $441.4 million in exchange for such Series C Shares. Based on our share price on the conversion date, the total settlement value was $458.8 million. See Note 11 — Other Debt in the consolidated financial statements for a description of the conversion features of the Series C Convertible Preferred Stock.
On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 8, 2013.
Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV stockholders There were no shares issued and outstanding of Series F Preferred Stock as of December 31, 2013. See Note 16 — Preferred and Common Stock in the consolidated financial statements for a description of the Series D and Series F Preferred Stock.
Availability of Funds from Credit Facilities
We and our OP are parties to a credit facility with Wells Fargo, National Association , as administrative agent and other lenders party thereto (the “Credit Facility”).
At December 31, 2013, the Credit Facility has commitments of $2.42 billion. The Credit Facility has an accordion feature, which, if exercised in full, would allow us to increase borrowings under the Credit Facility to $3.0 billion, subject to additional lender commitments and borrowing base availability.
At December 31, 2013, the Credit Facility contains a $940.0 million term loan facility and a $1.5 billion revolving credit facility, of which $940.0 million and $1.48 billion was outstanding, respectively. Loans under the Credit Facility are priced at the applicable rate (at our election, either a floating interest rate based on one month LIBOR, determined on a daily basis, or LIBOR for a period of one, three or six months), plus 2.25% to 3.00%, decreasing to 1.60% to 2.20% upon the satisfaction of certain conditions set forth in the credit agreement relating to the credit facility), based upon our current leverage. To the extent that we receive an investment grade credit rating as determined by a major credit rating agency, and upon the satisfaction of certain other conditions set forth in the credit agreement relating to the Credit Facility, at our election, advances under the revolving credit facility will be priced at the applicable rate plus 0.90% to 1.75% and term loans will be priced at the applicable rate plus 1.15% to 2.00%, in each case, based upon our then current investment grade credit rating
The Credit Facility provides for monthly interest payments. Upon the occurrence of an event of default, the agent acting at the request or with the consent of lenders holding a majority of the loans and commitments under the Credit Facility, may declare the Credit Facility commitments to be terminated, and may accelerate the payment on any unpaid principal amount of all outstanding loans. We have guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017 and the term loan facility will terminate on February 14, 2018, in each case, unless extended in accordance with the terms of the credit facility. At any time, upon timely notice by us, we may prepay borrowings under the credit facility. We incur an unused fee of 0.25% to 0.50% per annum on the unused amount of the revolving credit commitments, based on our usage of the revolving credit facility, which unused fee will decrease 0.12% to 0.35% per annum, based upon our then current investment grade credit rating, to the extent we have elected for the interest rate margin applicable to the outstanding advances under the credit facility to be governed by our credit rating as set forth above. To the extent that any delayed draw commitments remain undrawn, we will incur an unused fee of 0.25% per annum on the unused amount of such commitments. The Credit Facility also required us to maintain certain property available for collateral as a condition to funding, but this requirement was eliminated pursuant to an amendment effective February 7, 2014.

Principal Use of Funds
Acquisitions
Generally, cash needs for property acquisitions will be met through proceeds from the public or private offerings of debt and equity and other financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.
We evaluate potential acquisitions of real estate and real estate-related assets and engages in negotiations with sellers and borrowers. Investors and stockholders should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from equity offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 2 —Mergers and Acquisitions in part through the assumption of outstanding indebtedness, and expect to finance the balance of the aggregate purchase prices through a combination of: (i) available cash on hand from (a) a portion of the $896.0 million in net proceeds from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $967.8 million in net proceeds from the sale of the Notes; (c) funds available from the issuance of common stock through our current at-the-market program or any successor program thereto; (d) financing available under our credit facility, and (e) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.
Dividends
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.
We and our board of directors share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Former Manager has in the past agreed to waive certain fees including asset management and incentive fees. Base asset management fees waived during the year ended December 31, 2013 were $6.1 million. Property management and leasing fees of $0.8 million were waived during the year ended December 31, 2013; there were no property management and leasing fees during the year ended December 31, 2013. The fees that were waived relating to the activity are not deferrals and accordingly, will not be paid. Because our Former Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Former Manager was available to pay dividends to our stockholders. See Note 18 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Former Manager. Subsequent to December 31, 2013, we completed our transition to self-management and will no longer pay such fees to our Former Manager. See Note 23 — Subsequent Events for further discussion.
As of December 31, 2013, the management agreement with our Former Manager provided for payment of the asset management fee. Our management would waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would have increase our AFFO so that it equals the dividends declared by us for the prior six months. For purposes of this determination, AFFO is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. Our Former Manager determined if such fees were partially or fully waived in subsequent periods on a quarter-to-quarter basis. In connection with the consummation of the ARCT III Merger, we entered into an amended management agreement with our Former Manager by which the AFFO hurdle for the calculation of our asset management fee was eliminated and our management was paid an asset management fee in the amount of 0.50% of the average unadjusted book value of our real estate assets for up to $3.0 billion and 0.40% of the average unadjusted book value of our real assets greater than $3.0 billion. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management. See Note 23 — Subsequent Events for further discussion.
As our real estate portfolio matures, we expect cash flows from operations to cover our dividends.

The following table shows the sources for the payment of dividends to common stockholders for the year ended December 31, 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013
	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends
Dividends:
Distributions paid in cash	$27,409		$37,088		$42,054		$45,057
Distributions reinvested	4,895		—		—		—
	$32,304		$37,088		$42,054		$45,057
Sources of dividends:
Cash flows provided by operations (1)	$—	—%	$5,674	15.3%	$16,294	38.7%	$—	—%
Proceeds from financing activities	27,409	84.8%	31,414	84.7%	25,760	61.3%	45,057	100.0%
Common stock issued under the DRIP	4,895	15.2%	—	—%	—	—%	—	—%
Total sources of dividends	$32,304	100.0%	$37,088	100.0%	$42,054	100.0%	$45,057	100.0%
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(137,934)		$(51,679)		$(59,063)		$(162,324)
____________________________________

(1)
Dividends paid from cash provided by operations are derived from cash flows from operations (U.S. GAAP basis) for the year ended December 31, 2013. Cash flows provided by operations include $23.3 million of acquisition related expenses and $256.7 million of merger and other transaction related expenses incurred during the year ended December 31, 2013. If we had not incurred such acquisition and merger related costs, our cash flows from operations would have sourced all dividend payments during the year ended December 31, 2013.

Loan Obligations
At December 31, 2013, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 57.7%.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2013 we were in compliance with the debt covenants under our loan agreements.
As of December 31, 2013, we had non-recourse mortgage indebtedness of $1.3 billion which was collateralized by 175 properties. Our mortgage indebtedness bore interest at weighted average rate of 3.42% per annum and had a weighted average maturity of 3.41 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of December 31, 2013, there was $1.1 billion outstanding on the Credit Facility, of which $544.8 million bore a floating interest rate of 3.17%, and for $515.0 million of the Credit Facility's floating base interest rate is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our leverage, interest on this portion was 4.02% at December 31, 2013. At December 31, 2013, there was up to $1.9 billion available to us for future borrowings, subject to additional lender commitments and borrowing availability.
Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At December 31, 2013 and 2012, we were in compliance with the debt covenants under all of our loan obligations.
Convertible Senior Note Offering
On July 29, 2013, we issued $300.0 million of 3.00% Convertible Senior Notes (“Notes”) due in 2018 in an underwritten public offering. The Notes will mature on August 1, 2018. The Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted at any time into such consideration on or after February 1, 2018. Additionally, the underwriters have a 30-day option to purchase up to an additional $30.0 million of Notes. To date, $10.0 million of the over allotment option has been exercised. We intend to use the net proceeds of the offering (a) to repay outstanding indebtedness under its existing senior secured revolving credit facility (which will increase the availability of funds under such credit facility) and (b) for other general corporate purposes which includes investing in properties in accordance with its investment objectives.

Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the "2017 Notes"), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the "2019 Notes") and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the "2024 Notes", and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The Company used a portion of the net proceeds to partially fund the cash consideration, fees and expenses relating to Cole Merger and repayment of Cole’s credit facility. The Company used the remaining portion of the net proceeds from the offering to repay $900.0 million outstanding under the OP’s senior credit facility and for other general corporate purposes.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Principal payments due on mortgage notes payable	$1,256,536	$86,933	$677,200	$291,744	$200,659
Interest payments due on mortgage notes payable	204,666	63,508	82,520	24,967	33,671
Principal payments due on senior corporate credit facility	1,059,800	—	—	1,059,800	—
Interest payments due on senior corporate credit facility	134,691	33,596	67,191	33,904	—
Principal payments due on secured credit facility	150,000	150,000	—	—	—
Interest payments due on secured credit facility	4,410	4,410	—	—	—
Principal payments due on convertible debt	1,000,000	—	—	597,500	402,500
Interest payments due on convertible debt	187,235	33,019	66,038	58,619	29,559
Principal payments due on other debt	108,316	12,851	24,378	40,157	30,930
Interest payments due on other debt	65,659	6,808	11,469	6,802	40,580
Payments due on lease obligations	12,674	261	1,485	1,493	9,435
Total	$4,183,987	$391,386	$930,281	$2,114,986	$747,334

The following is a summary of ARCP's, after giving effect to ARCT IV, Cole and the Fortress and Inland Portfolios, contractual obligations as of December 31, 2013 (in thousands):

	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Principal payments due on mortgage notes payable	$4,980,667	$171,168	$1,027,676	$989,260	$2,792,563
Interest payments due on mortgage notes payable	1,535,527	284,859	477,074	333,950	439,644
Principal payments due on senior corporate credit facility	1,000,000	—	—	597,500	402,500
Interest payments due on senior corporate credit facility	172,169	30,000	60,000	57,013	25,156
Principal payments due on secured credit facility	1,389,063	—	—	1,389,063	—
Interest payments due on secured credit facility	140,643	41,672	83,344	15,627	—
Principal payments due on convertible debt	150,000	150,000	—	—	—
Interest payments due on convertible debt	4,500	4,500	—	—	—
Principal payments due on other debt	2,758,372	112,908	1,324,377	790,157	530,930
Interest payments due on other debt	486,318	78,468	154,469	97,801	155,580
Payments due on lease obligations	12,674	261	1,485	1,493	9,435
Total	$12,629,933	$873,836	$3,128,425	$4,271,864	$4,355,808
Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (amounts in thousands):

Future Minimum Lease Payments
2014	$2,967
2015	2,855
2016	2,658
2017	2,668
2018	1,605
Thereafter	9,435
$22,188
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2013.
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

Related-Party Transactions and Agreements
We have entered into agreements with affiliates, whereby we pay or have paid in the past certain fees or reimbursements to ARC, our Former Manager or their affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 18 — Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager (subject to the Former Manager’s agreement to continue to provide services, as requested, for a 60 day tail period for a payment of $10.0 million and continuing to provide certain transition services for an hourly charge), enter into appropriate employment and incentive compensation arrangements with our executives and acquired from our Former Manager certain assets necessary for our operations. See Note 23 — Subsequent Events for further discussion.
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
As of December 31, 2013, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying and fair value of $1.5 billion. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $30.7 million A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $32.8 million.
As of December 31, 2013, our debt included variable-rate debt with a carrying value of $85.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $0.9 million annually.
As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework.

We excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of the CapLease, Inc., which was acquired on November 5, 2013, as permitted by the rules and regulations of the Securities and Exchange Commission. Expressed as a percentage of our total asset and total revenues as of and for the year ended December 31, 2013, CapLease, Inc. represented 40% and 12%, respectively, of our consolidated financial statements.

Based on our assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
American Realty Capital Properties, Inc.

We have audited the internal control over financial reporting of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, American Realty Capital Properties, Inc.'s internal control over financial reporting does not include internal control over financial reporting of CapLease, Inc. a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 40% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management's Report, CapLease, Inc. was acquired during 2013 and therefore, management's assertion of the effectiveness of American Realty Capital Properties, Inc.'s internal control over financial reporting excluded internal control over financial reporting of CapLease, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 27, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office - 405 Park Avenue, 12th Floor, New York, NY 10022, Attention: Chief Financial Officer.

The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders (the “Proxy Statement”).

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
1.6 (14)
Underwriting Agreement, dated July 23, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein.

1.7 (25)
Equity Distribution Agreement, dated November 25, 2013, between the Registrant, Inc., ARC Properties Operating Partnership, L.P., Barclays Capital Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Capital One Securities, Inc., Ladenburg Thalmann & Co. Inc. and JMP Securities, LLC.

1.8(27)
Underwriting Agreement, dated December 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein, with respect to the Registrant’s 3.00% Convertible Senior Notes due 2018.

1.9(27)
Underwriting Agreement, dated December 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein, with respect to the Registrant’s 3.75% Convertible Senior Notes due 2020.

2.1(2)
Agreement and Plan of Merger by and among Registrant, ARC Properties Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P.**

2.2(10)
Agreement and Plan of Merger, by and among, the Registrant, ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., Caplease, LP and CLF OP General Partner LLC, dated as of May 28, 2013.**

2.3(11)	Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and ARC Properties Operating Partnership, L.P., as Purchaser, dated May 31, 2013.**
2.4(13)
Agreement and Plan of Merger, dated as of July 1, 2013, among the Registrant, American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, ARC Properties Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.**

2.4.1(18)
Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.4.2(26)
Second Amendment dated as of October 11, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.5(17)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013. **
2.6(19)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013. **
2.7(20)	Agreement and Plan of Merger, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Clark Acquisition, LLC.**
3.1 (3)	Articles of Amendment and Restatement of the Registrant.
3.2 (4)	Bylaws of the Registrant.
3.3 (5)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of the Registrant, dated May 10, 2012.

Exhibit No.	Description
3.4 (6)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of the Registrant, dated July 24, 2012.
3.5(12)	Articles Supplementary for the Series C Convertible Preferred Stock of the Registrant, dated June 6, 2013.
3.6(14)	Articles of Amendment to Articles of Amendment and Restatement of the Registrant, effective July 2, 2013.
3.7(24)	Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of the Registrant, filed November 8, 2013.
3.8(28)	Articles of Amendment to Articles of Amendment and Restatement of the Registrant, filed with the SDAT on December 9, 2013.
3.9(29)	Articles Supplementary to the Articles of Incorporation of the Registrant classifying and designating the 6.70% Series F Cumulative Redeemable Preferred Stock, dated January 2, 2014.
3.10(31)	Amendment to the Registrant’s bylaws, effective as of February 7, 2014.
4.1 *	Third Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., effective January 3, 2014.
4.2 (14)	Indenture, dated as of July 29, 2013, between the Registrant and U.S. Bank National Association, as trustee.
4.3(14)	First Supplemental Indenture, dated as of July 29, 2013, between the Registrant and U.S. Bank National Association, as trustee.
4.4 (23)	Form of 3.00% Convertible Senior Notes due 2018 (included in Exhibit 4.3).
4.5(22)
Indenture, dated as of October 9, 2007, by and among CapLease, Inc., Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC and Deutsche Bank Trust Company Americas, as trustee.

4.6(22)
Supplemental Indenture, dated as of November 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., CapLease, Inc., Caplease, LP and Deutsche Bank Trust Company Americas, as trustee.

4.7(22)
Junior Subordinated Indenture, dated as of December 13, 2005, by and between Caplease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.8(22)
Supplemental Indenture, dated November 5, 2013, by and among ARC Properties Operating Partnership, L.P., Caplease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.9(27)	Second Supplemental Indenture, dated as of December 10, 2013, between the Registrant and U.S. Bank National Association, as trustee.
4.10(27)	Form of 3.75% Convertible Senior Notes due 2020.
4.11(31)	Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.
4.12(31)	Officers’ Certificate, dated as of February 6, 2014.
4.13(31)
Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc.

10.1*	Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement, entered into as of January 8, 2014, by and among the Registrant and ARC Properties Advisors, LLC.
10.2 (4)	Registrant’s Equity Plan.
10.3 (4)	Registrant’s Director Stock Plan.
10.4 (4)	Form of Restricted Stock Award Agreement for Non-Executive Directors.
10.5 (4)	Form of Restricted Stock Award Agreement for ARC Properties Advisors, LLC.
10.6(2)
Letter by and between American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P., American Realty Capital Advisors III, LLC, American Realty Capital Trust III Special Limited Partner, LLC, American Realty Capital Properties III, LLC and Registrant, dated December 14, 2012.

10.7(2)	Asset Purchase and Sale Agreement, by and between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors III, LLC, dated December 14, 2012.
10.8(32)	Indemnity Agreement, by ARC Real Estate Partners, LLC, in favor of Registrant, dated December 28, 2012.
10.9(32)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.
10.10(32)
Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., and Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

Exhibit No.	Description
10.11(8)
Contribution and Exchange Agreement, dated February 28, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III Special Limited Partner, LLC and ARC Properties Operating Partnership, L.P.

10.12(8)	2013 Advisor Multi-Year Outperformance Agreement, made as of February 28, 2013, the Registrant, ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.
10.13(9)
First Amendment to Credit Agreement, dated as of March 18, 2013, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto and Wells Fargo Bank, National Association.

10.14(10)	Voting Agreement, dated as of May 28, 2013, by and among the Registrant, Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Paul C. Hughes.
10.15(10)	Management Letter Agreement, dated as of May 28, 2013, among the Registrant, Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz, Michael J. Heneghan and Paul C. Hughes.
10.16(13)
Letter Agreement, dated as of July 1, 2013, among the Registrant, American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, American Realty Capital Advisors IV, LLC and American Realty Capital Properties IV, LLC.

10.17(13)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC.
10.18(15)
Augmenting Lender and Increasing Lender Supplement and Incremental Amendment, dated as of March 28, 2013, to the Credit Agreement, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association.

10.19(15)
Third Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of May 28, 2013.

10.20(15)
Fourth Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of July 22, 2013.

10.21(15)
Augmenting Lender and Increasing Lender Supplement and Incremental Amendment to the Credit Agreement, dated as of August 1, 2013, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto and Wells Fargo Bank, National Association.

10.22(16)	Convertible Preferred Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between the Registrant and certain investors party thereto.
10.23(16)	Common Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between the Registrant and certain investors party thereto.
10.24(22)
Credit Agreement, dated June 29, 2012, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.25(22)
First Amendment to Credit Agreement, dated April 16, 2013, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.26(22)
Second Amendment to Credit Agreement, dated June 21, 2013, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.27(22)
Third Amendment to Credit Agreement, dated November 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, certain subsidiaries of Safari Acquisition, LLC party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.28(20)	Voting Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc., Christopher H. Cole and Marc T. Nemer.
10.29(20)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Christopher H. Cole.
10.30(20)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Marc T. Nemer.
10.31(21)	Letter Agreement, dated as of October 22, 2013, between the Registrant and Kirk McAllaster.
10.32(21)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant and Stephan Keller.
10.33(21)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant and Jeffery Holland.

Exhibit No.	Description
10.34(23)
First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.35(23)
Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.36(23)
Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.37(23)
Sixth Amendment to the Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of November 4, 2013.**

10.38(23)	Employment Agreement, dated as of October 21, 2013, by and between the Registrant and Nicholas S. Schorsch.
10.39(23)	Employment Agreement, dated as of October 21, 2013, by and between the Registrant and Brian S. Block.
10.40(23)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and Lisa Beeson.
10.41(30)	Contribution and Exchange Agreement, dated as of January 3, 2014, among ARC Properties Operating Partnership, L.P., the Special Limited Partner, AREP and ARCT IV Operating Partnership.
10.42*	Asset Purchase and Sale Agreement, entered into as of January 8, 2014, by and among ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.
10.43*	Employment Agreement, dated as of November 22, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and David S. Kay.
10.44*	Registrant’s 2014 Multi-Year Outperformance Plan.
10.45*	Form of Award Agreement Under the Registrant’s 2014 Multi-Year Outperformance Plan.
10.46*
Seventh Amendment to Credit Agreement, dated December 4, 2013, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.47*
Augmenting Lender and Increasing Lender Supplement, dated as of December 20, 2013, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.**

10.48*
Augmenting Lender Supplement, dated as of January 17, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.**

10.49*
Tenth Amendment to Credit Agreement, dated February 4, 2014, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.50*	Assignment and Assumption Agreement, dated January 8, 2014, by and between AR Capital, LLC and American Realty Capital Properties, Inc.
12.1(33)	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
14(7)	Code of Ethics.
21*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101*
XBRL (eXtensible Business Reporting Language). The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

_____________________________
* Filed herewith
** Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

1.	Previously filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.

2.	Previously filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2012.

3.
Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on July 5, 2011.

4.
Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on June 13, 2011.

5.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2012.

6.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.

7.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012.

8.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2013.

9.	Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 6, 2013.

10.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.

11.	Previously filed with the Registrant's Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 7, 2013.

12.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2013.

13.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013.

14.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2013.

15.	Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the Securities and Exchange Commission on August 6, 2013.

16.	Previously filed with the Registrant's Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 19, 2013.

17.	Previously filed with the Registrant's Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 25, 2013.

18.	Previously filed with the Registrant's First Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2013.

19.	Previously filed with the Registrant's Second Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2013.

20.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2013.

21.	Previously filed with the Registrant's Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 25, 2013.

22.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.

23.	Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013.

24.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.

25.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2013.

26.	Previously filed as Annex E with the Registrant's Final Prospectus Filed Pursuant to Rule 424(b)(3) with the Securities and Exchange Commission on December 4 2013.

27.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013.

28.	Previously filed with the Registrant's Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 19, 2013.

29.	Previously filed with the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 3, 2014.

30.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2014.

31.	Previously filed with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014.

32.	Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013.

33.	Previously filed with Pre-Effective Amendment No. 7 to the Registrant's Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on December 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of February, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By: /s/ NICHOLAS S. SCHORSCH NICHOLAS S. SCHORSCH CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and	February 27, 2014
Nicholas S. Schorsch	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Lisa Beeson	Executive Vice President and Chief Operating Officer	February 27, 2014
Lisa Beeson

/s/ Brian S. Block	Executive Vice President, Chief Financial Officer, Treasurer	February 27, 2014
Brian S. Block	and Secretary (Principal Financial Officer)

/s/ David S. Kay	President	February 27, 2014
David S. Kay

/s/ Lisa P. McAlister	Senior Vice President and	February 27, 2014
Lisa P. McAlister	Chief Accounting Officer

/s/ Leslie D. Michelson	Lead Independent Director	February 27, 2014
Leslie D. Michelson

/s/ William G. Stanley	Independent Director	February 27, 2014
William G. Stanley

/s/ Scott J. Bowman	Independent Director	February 27, 2014
Scott J. Bowman

/s/ Edward G. Rendell	Independent Director	February 27, 2014
Edward G. Rendell

/s/ Thomas A. Andruskevich	Independent Director	February 27, 2014
Thomas A. Andruskevich

/s/ Scott P. Sealy, Sr.	Independent Director	February 27, 2014
Scott P. Sealy, Sr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Properties, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 27, 2014

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2013	2012
ASSETS
Real estate investments, at cost:
Land	$786,542	$249,541
Buildings, fixtures and improvements	3,881,532	1,336,726
Land and construction in progress	21,839	—
Acquired intangible lease assets	536,250	212,223
Total real estate investments, at cost	5,226,163	1,798,490
Less: accumulated depreciation and amortization	(213,186)	(56,110)
Total real estate investments, net	5,012,977	1,742,380
Cash and cash equivalents	36,738	156,873
Investment in direct financing leases, net	55,079	—
Investment securities, at fair value	62,067	41,654
Loans held for investment, net	26,279	—
Derivative assets, at fair value	9,152	—
Restricted cash	29,483	1,108
Prepaid expenses and other assets	175,327	7,416
Goodwill	89,875	—
Deferred costs, net	80,625	15,356
Assets held for sale	679	665
Total assets	$5,578,281	$1,965,452

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,298,990	$265,118
Convertible debt, net	972,490	—
Senior secured revolving credit facility	—	124,604
Senior corporate credit facility	1,059,800	—
Secured credit facility	150,000	—
Other debt	104,804	—
Below-market lease liabilities, net	60,729	—
Derivative liabilities, at fair value	18,387	3,830
Accounts payable and accrued expenses	134,601	9,459
Deferred rent and other liabilities	16,874	4,336
Distributions payable	141	9,946
Total liabilities	3,816,816	417,293

Series D Preferred Stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) and zero shares authorized and 21,735,008 and zero shares issued and outstanding at December 31, 2013 and 2012, respectively	269,299	—

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 and 100,000,000 shares authorized and zero and 828,472 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	8
Common stock, $0.01 par value, 750,000,000 and 240,000,000 shares authorized and 202,344,455 and 179,167,112 issued and outstanding at December 31, 2013 and 2012, respectively	2,023	1,792
Additional paid-in capital	2,034,301	1,653,900
Accumulated other comprehensive income (loss)	7,697	(3,934)
Accumulated deficit	(692,449)	(120,072)
Total stockholders’ equity	1,351,572	1,531,694
Non-controlling interests	140,594	16,465
Total equity	1,492,166	1,548,159
Total liabilities and equity	$5,578,281	$1,965,452

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$223,701	$64,791	$3,762
Direct financing lease income	1,700	—	—
Operating expense reimbursements	15,095	2,002	208
Total revenues	240,496	66,793	3,970
Operating expenses:
Acquisition related	23,295	42,761	3,898
Merger and other transaction related	256,662	2,603	—
Property operating	19,890	3,484	220
Operating fees to affiliate	5,654	212	—
General and administrative	6,658	3,901	735
Equity based compensation	34,935	1,191	—
Depreciation and amortization	156,971	40,700	2,111
Total operating expenses	504,065	94,852	6,964
Operating loss	(263,569)	(28,059)	(2,994)
Other (expense) income:
Interest expense	(80,800)	(11,856)	(960)
Other income, net	569	426	2
Loss on derivative instruments, net	(67,937)	—	—
Loss on sale of investments in affiliates	(411)	—	—
Gain on sale of investments	451	534	—
Total other expenses, net	(148,128)	(10,896)	(958)
Loss from continuing operations	(411,697)	(38,955)	(3,952)
Net loss from continuing operations attributable to non-controlling interests	5,211	255	69
Net loss from continuing operations attributable to stockholders	(406,486)	(38,700)	(3,883)
Discontinued operations:
Loss from operations of held for sale properties	(34)	(145)	(37)
Gain (loss) on held for sale properties	14	(600)	(815)
Net loss from discontinued operations	(20)	(745)	(852)
Net loss from discontinued operations attributable to non-controlling interest	1	46	36
Net loss from discontinued operations attributable to stockholders	(19)	(699)	(816)
Net loss	(411,717)	(39,700)	(4,804)
Net loss attributable to non-controlling interests	5,212	301	105
Net loss attributable to stockholders	(406,505)	(39,399)	(4,699)
Other comprehensive loss:
Designated derivatives, fair value adjustments	11,511	(3,743)	(98)
Unrealized gain (loss) on investment securities, net	119	(93)	—
Comprehensive loss	$(394,875)	$(43,235)	$(4,797)
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(2.35)	$(0.38)	$(1.04)
Basic and diluted net loss per share attributable to common stockholders	$(2.36)	$(0.39)	$(1.26)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2010	—	—	20,000	—	200	—	—	200	—	200
Issuance of common stock	—	—	16,929,184	170	185,957	—	—	186,127	—	186,127
Offering costs, commissions and dealer manager fees	—	—	—	—	(21,752)	—	—	(21,752)	—	(21,752)
Common stock issued through distribution reinvestment plan	—	—	27,169	—	271	—	—	271	—	271
Equity-based compensation	—	—	185,663	2	223	—	—	225	—	225
Distributions declared	—	—	—	—	—	—	(2,519)	(2,519)	—	(2,519)
Common stock repurchases	—	—	—	—	(25)	—	—	(25)	—	(25)
Contribution transactions	—	—	—	—	(16,769)	—	—	(16,769)	—	(16,769)
Contributions from non-controlling interest holders	—	—	—	—	(3,875)	—	—	(3,875)	3,875	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(68)	(68)
Net loss	—	—	—	—	—	—	(4,699)	(4,699)	(105)	(4,804)
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)	—	(98)
Balance, December 31, 2011	—	—	17,162,016	172	144,230	(98)	(7,218)	137,086	3,702	140,788
Issuance of preferred stock	828,472	8	—	—	8,992	—	—	9,000	—	9,000
Issuance of common stock	—	—	159,396,558	1,594	1,656,213	—	—	1,657,807	—	1,657,807
Offering costs, commissions and dealer manager fees	—	—	—	—	(181,643)	—	—	(181,643)	—	(181,643)
Common stock issued through distribution reinvestment plan	—	—	2,678,451	27	26,757	—	—	26,784	—	26,784
Equity based compensation	—	—	111,566	1	1,223	—	—	1,224	—	1,224
Distributions declared	—	—	—	—	—	—	(73,455)	(73,455)	—	(73,455)
Common stock repurchases	—	—	(181,479)	(2)	(1,872)	—	—	(1,874)	—	(1,874)
OP Units issued to acquire real estate investment	—	—	—	—	—	—	—	—	6,352	6,352
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	7,375	7,375
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(663)	(663)
Designated derivatives, fair value adjustment	—	—	—	—	—	(3,743)		(3,743)	—	(3,743)
Net loss	—	—	—	—	—	—	(39,399)	(39,399)	(301)	(39,700)
Other comprehensive loss	—	—	—	—	—	(93)	—	(93)	—	(93)
Balance, December 31, 2012	828,472	8	179,167,112	1,792	1,653,900	(3,934)	(120,072)	1,531,694	16,465	1,548,159

	Convertible Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders' Equity	Non-Controlling Interests	Total Equity
Issuances of common stock	—	—	47,161,562	471	675,917	—	—	676,388	—	676,388
Offering costs, commissions and dealer manager fees	—	—	—	—	(5,102)	—	—	(5,102)	—	(5,102)
Common stock issued through dividend reinvestment plan	—	—	489,000	5	4,890	—	—	4,895	—	4,895
Common stock repurchases	—	—	(28,315,016)	(283)	(357,520)	—	—	(357,803)	—	(357,803)
Conversion of Convertible Preferred Stock Series A and B to common stock	(828,472)	(8)	829,629	8	—	—	—	—	—	—
Issuance of common stock in conversion of Convertible Preferred Stock Series C	—	—	1,411,030	14	17,382	—	—	17,396	—	17,396
Conversion of OP Units to common stock	—	—	599,233	6	5,794	—	—	5,800	(5,800)	—
Equity based compensation	—	—	1,001,905	10	661	—	—	671	32,900	33,571
Amortization of restricted shares	—	—	—	—	7,116	—	—	7,116	—	7,116
Equity component of convertible debt	—	—	—	—	28,559	—	—	28,559	—	28,559
Consideration to Former Manager for internalization	—	—	—	—	2,704	—	(5,738)	(3,034)	—	(3,034)
Distributions declared	—	—	—	—	—	—	(160,134)	(160,134)	—	(160,134)
Issuance of OP Units to affiliate	—	—	—	—	—	—	—	—	108,247	108,247
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	1,831	1,831
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(7,252)	(7,252)
Non-controlling interests retained in CapLease Merger	—	—	—	—	—	—	—	—	567	567
Redemption of OP Units	—	—	—	—	—	—	—	—	(1,152)	(1,152)
Net loss	—	—	—	—	—		(406,505)	(406,505)	(5,212)	(411,717)
Other comprehensive income	—	—	—	—	—	11,631	—	11,631	—	11,631
Balance, December 31, 2013	—	$—	202,344,455	$2,023	$2,034,301	$7,697	$(692,449)	$1,351,572	$140,594	$1,492,166

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2013	2012		2011
Cash flows from operating activities:
Net loss	$(411,717)	$(39,700)		$(4,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Issuance of OP Units for ARCT III Merger	108,247	—		—
Depreciation	120,095	32,799		1,879
Amortization of intangible lease assets	36,876	7,901		244
Amortization of deferred costs	11,183	2,031		200
Amortization of above- and below-market lease asset	(245)	116		—
Amortization of discounts and premiums	(1,700)	—		—
(Gain) loss on held for sale properties	(14)	600		815
Equity based compensation	43,391	1,224		225
Unrealized gain on derivative instruments	(1,739)	—		—
Gain on sale of investments, net	(40)	—		—
Loss in extinguishment of Series C Stock	13,749	—		—
Changes in assets and liabilities:
Investment in direct financing leases	2,472	—		—
Prepaid expenses and other assets	(8,878)	(4,932)		(546)
Accounts payable and accrued expenses	77,516	8,122		843
Deferred rent and other liabilities	3,671	3,449		887
Net cash (used in) provided by operating activities	(7,133)	11,610		(257)
Cash flows from investing activities:
Investments in real estate and other assets	(1,377,078)	(1,582,758)		(89,981)
Acquisition of a real estate business, net of cash acquired of $41,779	(878,898)	—		—
Investment in direct financing leases	(57,551)	—		—
Capital expenditures	(9,755)	(54)		—
Principal repayments received from borrowers	442	—		—
Purchase of assets from Manager	(1,584)	—		—
Proceeds from sale of property held for sale	—	553		—
Deposits for real estate investments	(101,107)	(500)		—
Purchases of investment securities	(12,130)	(41,747)		—
Proceeds from sale of investment securities	52,328	—		—
Net cash used in investing activities	(2,385,333)	(1,624,506)		(89,981)
Cash flows from financing activities:
Proceeds from mortgage notes payable	4,800	229,798		21,470
Payments on mortgage notes payable	(5,711)	—		—
Payments on other debt	(9,368)	—		—
Proceeds from senior secured revolving credit facility	—	82,319		2,066
Payments on senior secured revolving credit facility	(124,604)	(122)		(11,159)
Proceeds from senior corporate credit facility	1,889,800	—		—
Payments on senior corporate credit facility	(830,000)	—		—
Proceeds from secured credit facility	29,000	—		—
Payments of deferred financing costs	(78,870)	(13,974)		(3,108)
Proceeds from issuance of convertible debt	967,786	—		—
Common stock repurchases	(358,955)	(1,534)		—
Proceeds from issuances of preferred shares	—	9,000		—
Proceeds from issuance of Series C Stock	445,000	—		—
Cash payment on settlement of Series C Stock	(441,353)	—		—
Proceeds from issuance of Series D Preferred Stock	287,991	—	—	—
Proceeds from issuances of common stock	676,388	1,658,776		122,993
Payments of offering costs and fees related to stock issuances	(4,154)	(182,226)		(20,884)
Consideration to Former Manager for internalization	(5,738)	—		—
Contributions from affiliate	—	—		2
Contributions from non-controlling interest holders	1,831	7,375		—
Distributions to non-controlling interest holders	(7,252)	(663)		(68)
Distributions paid	(165,044)	(37,223)		(1,743)
Advances from affiliates, net	—	20		—
Change in restricted cash	784	(1,108)		—
Net cash provided by financing activities	2,272,331	1,750,438		109,569
Net change in cash and cash equivalents	(120,135)	137,542		19,331
Cash and cash equivalents, beginning of period	156,873	19,331		—
Cash and cash equivalents, end of period	$36,738	$156,873		$19,331
Supplemental Disclosures:
Cash paid for interest	$44,280	$8,983		$622
Cash paid for income taxes	$1,355	$129		$—
Non-cash investing and financing activities:
OP units issued to acquire real estate investments	$—	$6,352		$—
Common stock issued through distribution reinvestment plan	4,895	26,784		271
Initial proceeds from credit facility used to pay down mortgages assumed at formation	—	—		51,500
Mortgage note payable contributed in formation	—	—		13,850
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 — Organization
American Realty Capital Properties, Inc. (the “Company” or “ARCP”) is a Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”). The Company's common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP”.
The Company is primarily in the business of acquiring, owning and operating single-tenant, freestanding commercial real estate properties. The Company focuses on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants and (ii) governmental, quasi-governmental and not-for-profit entities. The Company's long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average portfolio remaining lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company expects this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases.
The Company has advanced its investment objectives by growing its net lease portfolio through strategic mergers and acquisitions. Since January 1, 2013, the Company has completed mergers and portfolio acquisitions that have provided assets totaling approximately $20.0 billion as of the date of this annual report on Form 10-K. See Note 2 —Mergers and Acquisitions.
Substantially all of the Company's business is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 95.8% of the equity interests in the OP as of December 31, 2013. As of December 31, 2013, certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 3.9% and 0.3%, respectively, of the equity interests in the OP. Under the limited partnership agreement of the OP, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by the Company, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the Company, as general partner of the OP, a corresponding number of shares of the Company's common stock. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
During the year ended December 31, 2013, ARC Properties Advisors, LLC (the Company’s “Former Manager”), a wholly owned subsidiary of AR Capital LLC (“ARC”), managed the Company's affairs on a day to day basis and, as a result, the Company was generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company's board of directors determined that it was in the best interests of the Company and its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014 (see Note 23 — Subsequent Events). In connection with becoming self-managed, the Company terminated the management agreement with its Former Manager, entered into employment and incentive compensation arrangements with its executives and acquired from its Former Manager certain assets necessary for its operations.
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
Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares which became vested, was converted into the right to receive (i) 0.95 of a share of the Company's common stock, (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III Operating Partnership ("ARCT III OP") was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Upon the closing of the ARCT III Merger on February 28, 2013, the Company paid an aggregate of $350 million in cash for the 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III's common stock (which is equivalent to 27.7 million shares of the Company's common stock based on the ARCT III Exchange Ratio). In addition, 140.7 million shares of the Company's common stock were issued in exchange for 148.1 million shares of ARCT III's common stock adjusted for the ARCT III Exchange Ratio.
Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC, the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the ARCT III Exchange Ratio, resulting in the issuance of an additional 7.3 million OP Units to affiliates of the the Company’s Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period from the date of issuance before being exchangeable into the Company's common stock.
Also in connection with the ARCT III Merger, the Company entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 18 — Related Party Transactions and Arrangements.
Accounting Treatment for the ARCT III Merger
The Company and ARCT III, from inception to the ARCT III Merger date, were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continued to receive fees from the Company prior to the Company's transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the merger had occurred as of the beginning of the earliest period presented. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT III Merger had occurred on January 1, 2011.
GE Capital Portfolio Acquisition
On June 27, 2013, the Company acquired, through subsidiaries of the OP, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties (the “GE Capital Portfolio”) for a purchase price of $773.9 million, exclusive of closing costs, with no liabilities assumed. The 447 properties are subject to 409 property operating leases, as well as 38 direct financing leases.
CapLease, Inc. Merger
On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”).
On November 5, 2013, the Company completed the merger with CapLease pursuant to the CapLease Merger Agreement. Pursuant to the terms of the CapLease Merger Agreement, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP (the “CapLease Partnership Merger”), each outstanding unit of equity ownership of CapLease's operating partnership, other than units owned by CapLease or any wholly owned subsidiary of CapLease, was converted into the right to receive $8.50. Shares of CapLease's outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to the common and preferred shareholders.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Accounting Treatment for the CapLease Merger
The CapLease Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values is recorded as goodwill. Results of operations for CapLease are included in the Company’s consolidated financial statements from the date of acquisition. See Note 5 — CapLease Acquisition.
American Realty Capital Trust IV Merger
On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The Company consummated the ARCT IV Merger on January 3, 2014.
Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of the Company’s common stock, ("the ARCT IV Exchange Ratio") and (iii) 0.5937 of a share of a new series of preferred stock of the Company designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”). In total, the Company paid $650.9 million in cash and issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock to the former ARCT IV shareholders in connection with the consummation of the ARCT IV Merger.
In addition, each outstanding Class B unit of equity ownership of the operating partnership of ARCT IV was converted into 2.3961 Class B OP Units of the Company and other equity units of ARCT IV received 2.3961 OP Units of the Company. In addition, on the date of the ARCT IV Merger, all outstanding restricted common stock of ARCT IV become fully vested and exchanged for shares of Company common stock based on the ARCT IV Exchange Ratio.
In connection with the ARCT IV Merger and pursuant to the terms of the agreement of limited partnership of ARCT IV’s operating partnership, ARCT IV's external advisor received subordinated distributions of net sales proceeds in an approximate amount of $63.2 million. Such subordinated distributions of net sales proceeds were paid in the form of equity units of ARCT IV's operating partnership that were automatically converted into 6.7 million OP Units upon the consummation of the ARCT IV Merger and are subject to a minimum two-year holding period from the date of issuance before being exchangeable into the Company's common stock.
Accounting Treatment for the ARCT IV Merger
The Company and ARCT IV, from inception to the ARCT IV Merger date, were considered to be entities under common control. Both entities' advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and had continued to receive fees from the Company prior to the Company's transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the entities were combined for each period presented. However, as the ARCT IV Merger was not consummated as of December 31, 2013, the assets and liabilities and historical financial information of ARCT IV Merger are not included in the accompanying financial statements including the notes thereto in accordance with U.S. GAAP.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC ("Fortress") for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to the Company (the "Fortress Portfolio"). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. The Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio on January 8, 2014, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs. During the year ended December 31, 2013, the Company deposited $72.2 million into escrow in relation to the Fortress Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheets.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, the Company entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a Maryland corporation, and a wholly owned subsidiary of the Company. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of the Company (the “Cole Merger”). The Company consummated the Cole Merger on February 7, 2014 (the "Cole Acquisition Date").
Pursuant to the terms of the Cole Merger Agreement, each share of common stock, par value $0.01 per share, of Cole issued and outstanding on February 7, 2014, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of common stock, par value $0.01 per share, of the Company (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole holders received Stock Consideration and approximately 2% of outstanding Cole shares elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement.
In addition, as provided by the Cole Merger Agreement, all outstanding restricted stock units and performance share units held immediately prior to the consummation of the Cole became fully vested and were entitled to receive the Merger Consideration, in each case, in accordance with the cash or stock elections made by the holders thereof.
Excluding stock and cash consideration issued to certain Cole executives, the Company issued approximately 508.0 million shares of Company common stock as Stock Consideration and paid $147.9 million as Cash Consideration to holders of Cole shares based on their elections.
In addition, the Company issued approximately 15.9 million shares of Company common stock, in the aggregate, and $33.9 million in cash, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between the Company and such individuals concurrently with the execution of the Cole Merger Agreement, as previously disclosed by the Company.
On the Cole Acquisition Date, the fair value of the considerations transferred totaled $7.5 billion, which consisted of the following (amounts in thousands):

Fair value of consideration transferred:
Cash	$147,867
Common stock	7,107,270
Executive consideration - cash	33,907
Executive consideration - common stock	222,287
$7,511,331
The fair value of the 523.9 million common shares issued, including those transferred for executive considerations, was determined based on the closing market price of the Company's common stock on the Cole Acquisition Date.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Accounting Treatment for the Cole Merger
The Cole Merger will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Cole will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Results of operations for Cole will be included in the Company’s consolidated financial statements subsequent to the Cole Acquisition Date. The initial accounting for the business combination has not been completed due to the significant judgments and time necessary to complete third-party valuation of real estate and other assets.
Pending Significant Acquisition
Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. ("Inland") for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the "Inland Portfolio") will be acquired, in total, by the Company from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by the Company and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of December 31, 2013, the Company has closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. The Company closed the acquisition of the 23 additional properties in the Inland Portfolio on February 7, 2014, for an aggregate contract purchase price of $211.0 million, exclusive of closing costs. The remaining five properties are expected to close in the first half of 2014. During the year ended December 31, 2013, the Company deposited $28.6 million into escrow in relation to the Inland Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheets.
Note 3 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, consolidated joint venture arrangement and its subsidiaries. The portions of the consolidated joint venture arrangement not owned by the Company are presented as noncontrolling interests. In addition, as described in Note 1 — Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Furthermore, upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of December 31, 2013 and 2012, there were 8,960,485 and 1,621,349 OP Units outstanding, respectively. In addition, as discussed in Note 2 — Mergers and Acquisitions, the historical information of ARCT III has been presented as if the merger had occurred as of the beginning of the earliest period presented.
All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity of which the Company is the primary beneficiary.
Reclassification
Certain reclassifications have been made to the previously issued historical financial statements of the Company to conform to this presentation.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, investments in real estate, business combinations, and derivative financial instruments and hedging activities, as applicable.
Real Estate Investments
The Company records acquired real estate at costs and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for acquired intangible lease assets.
Assets Held for Sale
The Company classifies real estate investments as held for sale when the Company has entered into a contract to sell the property, all material due diligence requirements have been satisfied, and the Company believes it is probable that the disposition will occur, or the Company is actively marketing the property and management has the intent to sell the property, among other conditions. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to dispose of the asset. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented. At December 31, 2013 and 2012, the Company had one and two properties, respectively, that were classified as properties held for sale. See Note 21 — Discontinued Operations and Properties Held for Sale.
If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify the property as held and used. The Company measures and records a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.
Development Activities
Project costs and expenses, which include interest expense, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements. As required by U.S. GAAP, the Company computes interest expense on the full amount it has invested in the project, whether or not such investment is externally financed.
Impairment of Long Lived Assets
Periodically, or when circumstances indicate the carrying value of a property may not be recoverable, the Company assesses real estate investments for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company has determined that the significant inputs used to estimate the fair value of the property full within Level 2 or Level 3 of fair value hierarchy. The Company did not record any impairment charges on real estate investments from continuing operations during the years ended December 31, 2013, 2012 and 2011. The Company did not record any impairment charges on real estate investments from discontinued operations during the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, the Company recorded $0.6 million and $0.8 million as impairment charges from discontinued operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The Company reviews its direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The Company has determined that the significant inputs used to value these investments fall within Level 3 for fair value accounting. The residual value is an estimate of what the Company could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, the Company recognizes an impairment charge equal to the difference between the fair value and carrying value, which is discounted at the internal rate of return of the direct financing lease. The Company did not record any impairment charges on direct financing leases during the years ended December 31, 2013, 2012 and 2011.
Allocation of Purchase Price of Business Combinations including Acquired Properties
In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, the Company recognizes the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity. In addition, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company will immediately expense acquisition-related costs and fees associated with business combinations and asset acquisitions.
The Company allocates the purchase price of acquired properties and businesses accounted for under the acquisition method of accounting to tangible and identifiable intangible assets acquired based on their respective fair values to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships.
Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third parties or on the Company's analysis of comparable properties in its portfolio.
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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term of the lease and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 9 — Fair Value of Financial Instruments, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities based on the best information available.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Intangible lease assets and liabilities of the Company consist of the following as of December 31, 2013 and 2012 (amounts in thousands):

	December 31,
Intangible Lease Assets:	2013	2012
In-place leases, gross	$532,683	$210,959
Accumulated amortization on in-place leases	(48,059)	(11,183)
In-place leases, net of accumulated amortization	484,624	199,776
Above market leases, gross	3,567	1,264
Accumulated amortization on above market leases	(400)	(116)
Above market leases, net of accumulated amortization	3,167	1,148
Total intangible lease assets, net	$487,791	$200,924

Intangible Lease Liabilities:
Below market leases, gross	$(61,258)	$—
Accumulated amortization on below market leases	529	—
Below market leases, net of accumulated amortization	(60,729)	—
Total intangible lease liabilities, net	$(60,729)	$—
The following table provides the remaining weighted-average amortization period as of December 31, 2013 for intangible assets and liabilities and the projected amortization expense and adjustments to rental income for the next five years (amounts in thousands):

	Remaining Weighted-Average Amortization Period in Years	2014	2015	2016	2017	2018
In-place leases:
Total to be included in amortization expense	9.4	$81,977	$75,933	$70,613	$65,434	$63,259
Above market lease assets:
Total to be included in rental income	4.7	$433	$433	$433	$340	$323
Below market lease liabilities:
Total to be deducted from rental income	23.1	$(2,744)	$(2,744)	$(2,744)	$(2,837)	$(2,854)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Goodwill
For business combinations accounted for under the acquisition method, after identifying all tangible assets and intangible assets and liabilities, the excess consideration paid for the fair value of the assets acquired and liabilities assumed represents goodwill. The Company allocates goodwill to the respective reporting units in which such goodwill arose. Goodwill acquired in the CapLease Merger comprises one reporting unit.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less.
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2013 and 2012, the Company had deposits of $36.7 million and $156.9 million, respectively, of which $28.8 million and $154.8 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the high quality of the institutions.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves.
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
As part of the update to the provisional allocation of the purchase price for the GE Capital Portfolio during the measurement period, the Company reclassified approximately $9.9 million from investment in direct financing leases receivables to investments in real estate, at cost.
Loans Held for Investments
The Company classifies its loans as long-term investments, as the Company intends to hold the loans for the foreseeable future or until maturity. Loan investments are carried on the Company's consolidated balance sheets at amortized cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees), net of any allowance for loan losses. Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.
From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at lower of cost or estimated fair value. From the period the Company acquired the loan investments through December 31, 2013, the Company has not sold or reclassified any loans as held for sale.
The Company evaluates its loan investments for possible impairment on a quarterly basis. Refer to Note 6 — Investment Securities, at Fair Value.
Commercial Mortgage-Backed Securities
The Company classifies all of its commercial mortgage-backed securities ("CMBS") as available for sale for financial accounting purposes. Under U.S. GAAP, securities classified as available for sale are carried on the consolidated balance sheet at fair value with the net unrealized gains or losses included in Accumulated Other Comprehensive Income (Loss), a component of Stockholders’ Equity.
Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The Company estimates fair value on all securities investments quarterly based on a variety of inputs. Under applicable accounting guidance, securities where the fair value is less than the Company’s cost are deemed impaired, and, therefore, must be measured for other-than-temporary impairment. If an impaired security (i.e., fair value below cost) is intended to be sold or required to be sold prior to expected recovery of the impairment loss, the full amount of the loss must be charged to earnings as other-than-temporary impairment. Otherwise, temporary impairment losses are charged to other comprehensive income (loss).
In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. From the period the Company acquired the CMBS through December 31, 2013, the Company had no other-than-temporary impairment losses.
Deferred Costs, Net
Deferred costs, net consists of deferred financing costs net of accumulated amortization, deferred leasing costs net of accumulated amortization and deferred offering costs.
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close. At December 31, 2013 and 2012, the Company had $80.4 million and $15.1 million, respectively, of deferred financing costs net of accumulated amortization.
Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease. At December 31, 2013 and 2012, the Company had $0.2 million and $0.2 million, respectively, of deferred leasing costs, net of accumulated amortization.
Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company's common stock. As of December 31, 2013, the Company had no deferred offering costs. As of December 31, 2012, the Company had $0.1 million of deferred offering costs related to the Company's $500.0 million universal shelf and resale registration statements filed with the SEC in August 2012.
Convertible Obligation to Series C Convertible Preferred Stockholders
On June 7, 2013, the Company issued, through a private placement, 28.4 million shares of Series C Convertible Preferred Stock (the “Series C Stock”) for gross proceeds of $445.0 million. Due to an unconditional obligation to either redeem or convert the Series C Stock into a variable number of shares of common stock that is predominantly based on a fixed monetary amount, the preferred securities were classified as an obligation under U.S. GAAP and were presented in the consolidated balance sheets as a liability prior to their settlement in November 2013. Promptly following the closing of the CapLease Merger, which, as discussed in Note 2 — Mergers and Acquisitions, was consummated on November 5, 2013, the Company converted the Series C Stock. In accordance with the terms of the original agreement, the Series C Stock was converted into 1.4 million shares of common stock with the remaining balance of Series C Stock settled in cash consideration of $441.4 million.
Contingent Valuation Rights
On June 7, 2013, the Company issued to certain common stock investors 29.4 million contingent value rights (“Common Stock CVRs”) and to the Series C Stock investors 28.4 million contingent value rights (“Preferred Stock CVRs”). In September 2013, certain investors holding the Common Stock CVRs received $20.4 million representing the maximum payment of $1.50 per share as defined in the agreement. The remaining Common Stock CVR holders received settlement of the amount owed to them of $23.7 million promptly following the CapLease Merger, which consummated on November 5, 2013, representing the maximum payment of $1.50 per share.
The Company elected to settle the Preferred Stock CVRs promptly following the closing of the CapLease Merger on November 5, 2013. The Company settled the Preferred Stock CVRs for $0.90 per Preferred Stock CVR for total cash consideration of $25.6 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Changes in the fair value of the contingent valuation rights obligation subsequent to issuance date were recorded in the consolidated statements of operations and comprehensive loss within gain/loss on derivatives, net in the period incurred. For the year-ended December 31, 2013, the Company recorded a loss on the CVRs of $69.7 million, representing the settled value.
Convertible Debt
On July 29, 2013, the Company issued $300.0 million of Convertible Senior Notes (the "2018 Notes") and, pursuant to an over-allotment exercise by the underwriters of such 2018 Notes offering, issued an additional $10.0 million of its 2018 Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Notes through a reopening of the 2018 Notes indenture agreement. Also on December 10, 2013, the Company issued $402.5 million of Convertible Senior Notes (the "2020 Notes", collectively with the 2018 Notes, the "Convertible Notes"). The 2018 Notes mature August 1, 2018 and the 2020 Notes mature on December 15, 2020. The Convertible Notes are convertible to cash or shares of the Company's common stock at the Company's option. In accordance with U.S GAAP, the notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the expected lives of the Convertible Notes.
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
The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Share Repurchase Program
ARCT III's board of directors had adopted a Share Repurchase Program (“SRP”) that enabled stockholders to sell their shares to ARCT III in limited circumstances. The SRP permitted investors to sell their shares back to ARCT III after they had held them for at least one year, subject to the significant conditions and limitations described below.
The purchase price per share depended on the length of time investors had held such shares as follows: after one year from the purchase date — the lower of $9.25 and 92.5% of the amount they actually paid for each share; after two years from the purchase date —the lower of $9.50 and 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 and 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 and 100% of the amount they actually paid for each share.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

ARCT III was only authorized to repurchase shares pursuant to the SRP up to the value of shares issued under the DRIP (as defined below) and limited the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter.
When a stockholder requested repurchases and the repurchases were approved by ARCT III’s board of directors, it reclassified such obligation from equity to a liability based on the settlement value of the obligation. The following table reflects the number of shares repurchased for the years ended December 31, 2013, 2012 and 2011.

	Number of Requests	Number of Shares	Average Price per Share
2011	1	2,375	$10.00
2012	73	179,104	9.93
2013	—	—	—
Cumulative repurchase requests as of December 31, 2013	74	181,479	$9.93
Upon the ARCT III Merger, the SRP was terminated.
Upon the closing of the ARCT III Merger on February 28, 2013, pursuant to the terms of the ARCT III Merger Agreement, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III's common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company's common stock based on the ARCT III Exchange Ratio. See Note 2 —Mergers and Acquisitions.
On August 20, 2013, the Company's board of directors reauthorized its $250 million share repurchase program which was originally authorized in February 2013. During the year ended December 31, 2013, the Company repurchased approximately 0.6 million shares at an average price of $13.06 per share or $7.5 million in total.
Distribution Reinvestment Plan
Pursuant to the ARCT III distribution reinvestment plan or ("DRIP"), stockholders could have elected to reinvest distributions by purchasing shares of ARCT III common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP had the same rights and were treated in the same manner as if such shares were issued pursuant to ARCT III's initial public offering (the "ARCT III IPO"). Shares issued under the DRIP were recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period distributions were declared. During the years ended December 31, 2013, 2012 and 2011, ARCT III issued 0.5 million, 2.7 million and 27,169 shares of common stock, respectively, with a value of $4.9 million, $26.8 million and $0.3 million, respectively, in each case with a par value per share of $0.01, pursuant to the DRIP. Upon the closing of the ARCT III Merger, the DRIP was terminated.
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
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in prepaid expenses and other assets on the consolidated balance sheets. See Note 7 — Prepaid Expenses and Other Assets. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2013 and 2012, the Company had $16.8 million and $4.3 million, respectively, of deferred rental income, which is included in deferred rent and other liabilities on the consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of December 31, 2013 and 2012, the Company determined that no allowance for uncollectible accounts was necessary.
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
Offering and Related Costs
Offering and related costs include costs incurred in connection with the Company's issuance of common stock. These costs include, but are not limited to, (i) legal, accounting, printing, mailing and filing fees; (ii) escrow related fees, and (iii) reimbursement to the dealer manager for amounts they paid to reimburse the bonified due diligence expenses of broker-dealers.
Acquisition Related Expenses and Merger and Other Transaction Related Expenses
Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions including purchases of portfolios. Merger and other transaction related expenses include the following costs (amounts in thousands):

	Year Ended December 31,
	2013	2012
Incentive fee paid to a subsidiary of the Former Sponsor in connection with the ARCT III Merger	$98,360	$—
Legal and other transaction related costs incurred in connection with mergers	87,771	2,603
Accelerated vesting of operating partnership units due to internalization	59,400	—
Acceleration of restricted share amortization resulting from our consummation of the Cole Merger	2,657	—
Other internalization costs	8,474	—
Total	$256,662	$2,603
Equity Based Compensation
The Company has an equity based incentive award plan for its affiliated Manager, non-executive directors, officers, other employees and independent contractors who are providing services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under the guidance for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 17 — Equity Based Compensation for additional information on these plans.
Per Share Data
Income (loss) per basic share of common stock is calculated by dividing net income (loss) less dividends on unvested restricted stock and dividends on preferred shares by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period. As the Company has the ability and intent to settle all outstanding convertible debt in cash, the Company has excluded the if-converted shares from its calculation of diluted shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Income Taxes
Each of the Company and ARCT III qualified as REITs under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with the taxable year ended December 31, 2011. Being qualified for taxation as a REIT, each of the Company and ARCT III generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Each of the Company and ARCT III may still be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
As of December 31, 2013, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Reportable Segments
The Company has determined that it has one reportable segment with activities related to investing in real estate and real estate-related assets. The Company's investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of its total consolidated revenues. Although the Company's investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company's properties have been aggregated into one reportable segment.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 6 — Derivatives and Hedging Activities for the Company's disclosure of information about offsetting and related arrangements.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 6 — Derivatives and Hedging Activities for the Company's disclosure of the information about the amounts reclassified out of accumulated other comprehensive income by component.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Note 4 — Real Estate Investments
Excluding the CapLease Merger, the following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2013(1)	2012
Real estate investments, at cost:
Land	$301,167	$223,917
Buildings, fixtures and improvements	948,048	1,174,747
Total tangible assets	1,249,215	1,398,664
Acquired intangible assets:
In-place leases	132,063	189,182
Above market leases	—	1,264
Total assets acquired, net	1,381,278	1,589,110
Assumed intangible liabilities:
Below market leases	(4,200)	—
Total liabilities acquired, net	(4,200)	—
OP Units issued to acquire real estate investments	—	(6,352)
Cash paid for acquired real estate investments	$1,377,078	$1,582,758
Number of properties acquired	569	524
_______________________________________________
(1) Excludes 38 properties comprised of $55.1 million of net investments subject to direct financing leases.
The following table presents unaudited pro forma information as if the acquisitions, including the CapLease Merger discussed in Note 5 — CapLease Acquisition, during the year ended December 31, 2013 had been consummated on January 1, 2012. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $23.3 million and $42.8 million for the years ended December 31, 2013 and 2012, respectively, and merger and other transaction related expenses of $256.7 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,
(Amounts in thousands)	2013	2012
Pro forma revenues	$407,326	$394,233
Pro forma net income (loss) attributable to stockholders	$(79,901)	$33,695

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
2014	$375,070	$4,410
2015	366,798	4,324
2016	351,326	4,280
2017	317,136	3,975
2018	291,292	3,015
Thereafter	1,615,750	9,242
Total	$3,317,372	$29,246
_______________________________________________
(1) 38 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
Net Investment in Direct Financing Leases
The components of the Company's net investment in direct financing leases as of December 31, 2013 are as follows (amounts in thousands):

December 31, 2013
Future minimum lease payments receivable	$29,247
Unguaranteed residual value of property	37,674
Unearned income	(11,842)
Net investment in direct financing leases	$55,079
The Company had no investments in direct financing leases as of December 31, 2012.
Development Activities
Prior to the CapLease Acquisition Date (as defined below), Caplease entered into an agreement to construct a distribution warehouse in Columbia, South Carolina on a build-to-suit basis for a large private company tenant. The new build-to-suit project has an estimated total investment of $22.0 million. Construction activity and funding of the project commenced during June 2013.
Also prior to the CapLease Acquisition Date, CapLease entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, Texas, adjacent to and part of the same development as an existing office building owned by CapLease and purchased in 2012. Costs of the project which are budgeted to be $34.0 million are scheduled to be funded by equity contributions from the Company and its developer partner, and $17.0 million of advances during the construction period under a development loan entered into with Amegy Bank. All equity contributions are scheduled to be borne as follows: the Company, 90%; and the developer, 10%; except for cost overruns, which will be borne 50% by each. Because the Company has a controlling financial interest in the investment, it consolidates the investment for financial accounting purposes. The Company has an option to purchase, and the developer the option to sell to the Company, in each case at fair market value, the developer’s interest in the project upon (i) substantial completion of the project and (ii) leases being entered into for 95% of the square footage of the project. Construction activity and funding of the project commenced during the quarter ended September 30, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The table below details the Company’s investment in its pending development projects as of December 31, 2013. The information included in the table below represents management’s estimates and expectations at December 31, 2013 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results (dollar amounts in thousands).

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)	Percent Owned	Investment through 12/31/13	Estimated Remaining Investment	Estimated Total Investment	Estimated Completion Date
Columbia, South Carolina	Large private company	Warehouse	450,000	10.5(1)	100%	$14,745	$7,325	$22,033	Q1 2014
The Woodlands, Texas	N/A - speculative development	Office building	150,000	N/A	90%	$7,257	$26,775	$33,987	Q3 2014
_______________________________________________
(1) The lease is in force and the 10.5 year lease term will commence upon substantial completion of the building.
The amount of the “Investment” as of December 31, 2013 includes capitalized interest of $37,000 for the Columbia, South Carolina project and $45,000 for The Woodlands, Texas project. The amount of capitalized interest subsequent to the CapLease Acquisition Date through December 31, 2013 was not significant.
Tenant Concentration
The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2013. Annualized rental income for net leases is rental income on a straight-line basis as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable. There were no tenants exceeding 10% of consolidated annualized rental income on a straight-line basis at December 31, 2013.

	Year Ended December 31,
	2013	2012
Dollar General	*	12.3%
Citizens Bank	*	11.8%
FedEx	*	10.2%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.
No other tenant represents more than 10% of total consolidated annualized rental income on a straight-line basis for the periods presented.
Geographic Concentration
The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Texas	10.8%	*
Illinois	*	11.2%
_______________________________________________
* The tenants' annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Note 5 — CapLease Acquisition
On November 5, 2013 (the "CapLease Acquisition Date"), the Company completed its acquisition of CapLease, a real estate investment trust that primarily owned and managed a diversified portfolio of single tenant commercial real estate properties subject to long-term leases, the majority of which were net leases, to high credit quality tenants, by acquiring 100% of the outstanding common shares and voting interests of CapLease. The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company's consolidated financial statements include the results of operations of CapLease subsequent to the CapLease Acquisition Date.
The purchase price includes a cash payment of $920.7 million, which was funded by the Company through additional borrowings under its revolving credit facility and the credit facility assumed from CapLease, see Note 11 — Other Debt and Note 12 — Credit Facilities.
The purchase price allocation for the CapLease Merger is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with U.S. GAAP. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including a final valuation of the assets purchased and liabilities assumed.
The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair value. The following table presents the preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the CapLease Acquisition Date (in thousands):

Fair value of consideration given	$920,697

Assets purchased, at fair value:
Land	$235,843
Buildings, fixtures and improvements	1,596,481
Land and construction in process	12,352
Acquired intangible lease assets	191,964
Total real estate investments	2,036,640
Cash and cash equivalents	41,799
Investment securities	60,730
Loans held for investment	26,457
Restricted cash	29,159
Prepaid expenses and other assets	21,564
Deferred costs	325
Total identifiable assets purchased	2,216,674
Liabilities assumed, at fair value:
Mortgage notes payable	1,037,510
Secured credit facility	121,000
Other debt	114,208
Below-market leases	57,058
Derivative liabilities	158
Accounts payable and accrued expenses	46,484
Deferred rent and other liabilities	8,867
Total liabilities assumed	1,385,285
Non-controlling interest retained by third party	567
Net identifiable assets acquired by Company	830,822
Goodwill	$89,875

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Management is in the process of evaluating the purchase price accounting. The fair value of real estate investments and below-market leases have been estimated by the Company with the assistance of third-party valuation firms. Based on a preliminary analyses received to date, the estimated fair value of these assets and liabilities total $2.0 billion and $57.1 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analyses, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.
The fair value of the noncontrolling interest has been estimated based on the fair value of the percentage ownership of The Woodlands, Texas development activity not held by the Company. Refer to Note 4 — Real Estate Investments.
The fair value of the remaining CapLease assets and liabilities have been calculated in accordance with the Company's policy on purchase price allocation, as disclosed in Note 3 — Summary of Significant Accounting Policies.
The $89.9 million of goodwill is expected to be assigned to the real estate segment upon completion of the external valuation. The goodwill recognized is attributed to the enhancement of the Company's year-round rental revenue stream, expected synergies, and the assembled work force at CapLease.
The amounts of revenue and net loss of CapLease included in the Company’s consolidated statements of operations and comprehensive loss from the CapLease Acquisition Date to the period ended December 31, 2013 was $28.5 million and $5.8 million, respectively.
The pro forma consolidated statement of operation as if CapLease had been included in the consolidated results of the Company for the entire years ended December 31, 2013 and 2012 have been reflected in Note 4 — Real Estate Investments.

Note 6 — Investment Securities, at Fair Value
Investment securities are considered available-for-sale and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other than temporarily impaired at which time the losses are reclassified to expense.
The following table details the unrealized gains and losses on investment securities as of December 31, 2013 and 2012 (amounts in thousands):

As of December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,589	$—	$(105)	$1,484
CMBS	60,452	498	(367)	60,583
	$62,041	$498	$(472)	$62,067

As of December 31, 2012
Preferred securities	$41,747	$223	$(316)	$41,654
Investment in Real Estate Fund
On June 4, 2013, the Company invested $10.0 million in a real estate fund that is sponsored by an affiliate of the Former Manager of the Company and which invests primarily in equity securities of other publicly traded REITs. During the year-ended December 31, 2013, the Company reinvested distributions totaling $0.1 million into the real estate fund. During the fourth quarter of 2013, the Company sold investments with an original cost of $8.5 million for total proceeds of $8.1 million. The realized loss of $0.4 million has been recorded to losses on investments in affiliates within the consolidated statements of operations and comprehensive loss. Refer to Note 18 — Related Party Transactions and Arrangements.
Commercial Mortgage-Backed Securities ("CMBS")
In connection with the CapLease Merger, the Company acquired 10 commercial mortgage-backed securities, with a fair value of $60.7 million. At December 31, 2013, the commercial mortgage-backed securities had a carrying value of $60.5 million and carried interest rates ranging from 5.88% to 8.95%. The Company had no commercial mortgage-backed securities as of December 31, 2012.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

As of December 31, 2013, the fair value of four commercial mortgage-backed securities was below its carrying value. The Company evaluated each of its securities for other-than-temporary impairment at December 31, 2013, and determined that no other-than-temporary impairment charges on its securities were appropriate. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of December 31, 2013.
Redeemable Preferred Stock
At December 31, 2012, the Company had investments in redeemable preferred stock, accounted for as debt securities, with a fair value of $41.7 million. These investment securities were sold during the year ended December 31, 2013, resulting in a gain on sale of investments of $0.5 million.
Note 7 — Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013	2012
Restricted escrow deposits	$101,034	$—
Accounts receivable	11,628	2,422
Straight line rent receivable	12,636	3,718
Prepaid expenses	43,114	856
Other assets	6,915	420
	$175,327	$7,416

Note 8 — Loans Held for Investment
Loans Held for Investment
In connection with the CapLease Merger, the Company acquired 12 loans held for investment, which consist predominantly of mortgage loans on properties subject to leases to investment grade tenants, with a fair value of $26.5 million at the CapLease Merger Date. At December 31, 2013, the loans held for investment had a carrying value of $26.3 million and carried interest rates ranging from 5.28% to 7.24%. The fair value adjustment is being amortized to to interest expense in the consolidated statements of operations and comprehensive loss over the life of the Secured Term. The Company had no loans held for investment as of December 31, 2012.
The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant. Payments of debt service on the Company’s loans is, in substantially all cases, funded directly by rent payments paid into a lockbox account by the underlying tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions, and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value ("LTV") ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of December 31, 2013, the Company did not record a reserve for loan loss.

Note 9 — Fair Value of Financial Instruments
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2013, the Company’s interest rate cap derivative measured at fair value on a recurring basis was zero and was classified in Level 2 of the fair value hierarchy.
The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2013
Investments in real estate fund	$—	1,484	$—	$1,484
CMBS	—	—	60,583	60,583
Interest rate swap assets	—	9,152	—	9,152
Interest rate swap liabilities	—	(1,651)	—	(1,651)
Series D Preferred Stock embedded derivative	—	—	(16,736)	(16,736)
Total	$—	$8,985	$43,847	$52,832

December 31, 2012
Investment securities	$41,654	$—	$—	$41,654
Interest rate swaps	—	(3,830)	—	(3,830)
Total	$41,654	$(3,830)	$—	$37,824

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Investment in real estate fund — The fair value of the Company’s investments in real estate fund are based published pricing.
Commercial mortgage-backed securities — The fair values of the Company's CMBS are valued using broker quotations, collateral values, subordination levels, and liquidity of the individual securities.
Derivatives — The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Series D Preferred Stock embedded derivative — The valuation of this derivative instrument is determined using a binomial option pricing model. Key inputs in the model include the expected term, risk-free interest rate, volatility, and dividend yield.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2013.
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2013:

	CMBS	Series D Preferred Stock embedded derivative	Total
Beginning balance	$—	$—	$—
Fair value at purchase/issuance	60,730	(18,692)	42,038
Sales of CMBS	(278)	—	(278)
Fair value adjustment(1)	131	1,956	2,087
Ending balance	$60,583	$(16,736)	$43,847
(1) The change in fair value in the CMBS and Series D Preferred Stock embedded derivative is recorded in unrealized gain (loss) on investment securities, net and loss on derivative instruments, net, respectively, on the consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Assets:
Loans held for investment	3	$26,279	$26,435	$—	$—

Liabilities:
Convertible debt	3	$972,490	$976,629	$—	$—
Mortgage notes payable	3	1,298,990	1,303,742	265,118	271,056
Senior secured revolving credit facility	3	—	—	124,604	124,604
Senior corporate credit facility	3	1,059,800	1,059,800	—	—
Secured credit facility	3	150,000	150,000	—	—
Trust preferred notes	3	26,548	23,345	—	—
Secured term loan	3	58,979	59,049	—	—
Other debt	3	19,278	19,350	—	—
Total liabilities		$3,586,085	$3,591,915	$389,722	$395,660
Loans held for investment — The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.
Credit facilities — Management believes that the stated interest rates (which float based on short-term interest rates) approximates market rates. As such, the fair values of these obligations is estimated to be equal to the outstanding principal amounts.
Convertible notes, mortgage notes payable and secured term loan — The fair value of mortgages payable on real estate investments and the secured term loan is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where the Company has an early prepayment right, management also considers the prepayment amount to evaluate the fair value.
Trust preferred notes — The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

Note 10 — Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of December 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
2013	175	$1,256,537	3.42%	3.41
2012	164	$265,118	4.28%	5.51
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 1.83% to 6.28% at December 31, 2013 and 3.32% to 6.13% at December 31, 2012.

(2)	Weighted average remaining years until maturity as of December 31, 2013 and December 31, 2012, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

In conjunction with the CapLease Merger, aggregate net premiums totaling $45.2 million were recorded upon assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages using a method that approximates the effective-interest method. As of December 31, 2013, there was $42.5 million in unamortized net premiums included in mortgage notes payable, net on the consolidated balance sheets.
The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2013 (amounts in thousands):

Principal Repayment
2014	$86,933
2015	381,574
2016	295,627
2017	257,658
2018	34,086
Thereafter	200,659
$1,256,537
The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of December 31, 2013, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 11 — Other Debt
Convertible Obligation to Series C Convertible Preferred Stockholders
On June 7, 2013, the Company issued 28.4 million shares of Series C Stock through a private placement for gross proceeds of $445.0 million. Due to an unconditional obligation to either redeem or convert the Series C Stock into a variable number of shares of common stock that is predominantly based on a fixed monetary amount, the preferred securities were classified as an obligation under U.S. GAAP and were presented in the consolidated balance sheets as a liability prior to their conversion on November 8, 2013. On November 8, 2013, the Company converted all outstanding Series C Stock into common shares of the Company. Pursuant to the Series C Articles Supplementary, the number of common shares that could be issued upon conversion of Series C Stock was limited by the exchange cap. Therefore, the Company converted 1.1 million shares of Series C Stock into 1.4 million common shares of the Company. With respect to the 27.3 million shares of Series C Stock for which Common Shares could not be issued upon conversion due to the exchange cap, the Company paid holders of Series C Stock an aggregate cash amount equal to approximately $441.4 million in exchange for such Series C Stock. Based on the Company's share price on the conversion date, the total settlement value was $458.8 million. Settlement of the Series C Stock resulted in a loss of $13.8 million, which is recorded as interest expense in the consolidated statements of operations and comprehensive loss.
Convertible Senior Note Offering
On July 29, 2013, the Company issued $300.0 million of the 2018 Notes and, pursuant to an over-allotment exercise by the underwriters of such 2018 Notes offering, issued an additional $10.0 million of its 2018 Notes on August 1, 2013 (collectively, the "Original 2018 Notes"). On December 10, 2013, the Company issued an additional $287.5 million through a reopening of the 2018 Notes indenture agreement (the "Reopened 2018 Notes," together with the Original 2018 Notes, the "2018 Notes"). The 2018 Notes mature on August 1, 2018. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of December 31, 2013, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $300.5 million and $282.2 million, respectively. The holders may elect to convert the 2018 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate is 59.805 shares of the Company's common stock per $1,000 principal amount of 2018 Notes.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

On December 10, 2013, the Company issued $402.5 million of 3.75% Convertible Senior Notes (the "2020 Notes"). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of December 31, 2013, the carrying value of the 2020 Notes was $389.8 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of ARCP’s common stock per $1,000 principal amount of 2020 Notes.
In connection with the 2018 Notes and 2020 Notes, the remaining unamortized discount totaled $27.5 million.
Trust Preferred Notes
As part of the CapLease Merger, the Company assumed $30.9 million in aggregate principal amount of fixed/floating rate preferred notes with a fair value of $26.5 million at the CapLease Merger Date. The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The notes must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, at any time. The discount recorded on the notes is being amortized to interest expense on the consolidated statements of operations and comprehensive loss over the life of the preferred notes. As of December 31, 2013, the carrying value of the preferred securities was $26.5 million.
Secured Term Loan
As part of the CapLease Merger, the Company assumed a secured term loan with KBC Bank, N.V. with a principal balance of $59.8 million and a fair value of $60.7 million at the CapLease Merger Date. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The loan is non-recourse to the Company, subject to limited non-recourse exceptions. During the period between the CapLease Acquisition Date and December 31, 2013, the Company made principal payments of $1.7 million. The premium is being amortized to interest expense on the consolidated statements of operations and comprehensive loss over the life of the secured term loan. As of December 31, 2013, the carrying value of the secured term loan was $58.2 million.
Amounts related to the secured term loan as of December 31, 2013 were as follows (amounts in thousands):

	Borrowings	Collateral Carrying Value
Loans held for investment	$14,065	$22,496
Intercompany mortgage loans on CapLease properties	9,195	21,114
Commercial mortgage-backed securities	34,915	46,054
	$58,175	$89,664
Other Debt
As part of the CapLease Merger, the Company assumed $19.2 million of senior notes (the "Senior Notes") that bear interest at an annual interest rate of 7.50%, payable semi-annually on April 1 and October 1, with a fair value of $19.3 million at the CapLease Merger Date. The Senior Notes mature on October 1, 2027. The Company has the right to redeem the Senior Notes in whole or in part for cash at any time or from time to time at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus any accrued and unpaid interest. Holders of the Senior Notes may require the Company to repurchase their Senior Notes, in whole or in part, on October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the Senior Notes to be repurchased, plus any accrued and unpaid interest. The discount is being amortized to interest expense on the consolidated statements of operations and comprehensive loss over the life of the Senior Notes. As of December 31, 2013, the carrying value of the Senior Notes was $19.3 million.
In conjunction with the CapLease Merger, aggregate net discounts totaling $3.5 million were recorded upon assumption of the trust preferred notes, secured term loan and senior notes. As of December 31, 2013, unamortized net discounts were $3.5 million in unamortized net discounts included in other debt on the consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Future Minimum Repayments
The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2013 (amounts in thousands):

Principal Repayment
2014	$12,851
2015	11,862
2016	12,516
2017	26,890
2018	610,767
Thereafter	433,430
$1,108,316
Barclay's Facility
As of December 31, 2013, the Company had available commitments from Barclays Bank PLC, and other committed parties, for up to $2.1 billion in senior secured term loans (the "Barclays Facility") in order to fund cash amounts payable in connection with the Cole Merger, which were subject to certain conditions, including the absence of a material adverse effect in respect of Cole, the negotiation of definitive documentation and pro forma compliance with financial covenants. Any other long-term debt obtained by the Company would have reduced the commitments under the Barclays Facility. The Barclays Facility contained an accordion feature to allow the Company, under certain circumstances, to increase commitments thereunder by up to $350.0 million.
The Company could have elected to use the Barclays Facility to fund a portion of the consideration to be paid pursuant to the Cole Merger, to refinance existing indebtedness of Cole and to pay related fees and expenses. The commitments received in the Barclays Facility were schedule to terminate upon the occurrence of certain customary events, and in any event on April 22, 2014, which date may be extended by an additional three months under certain circumstances. The Barclays Facility was terminated upon the issuance of the senior unsecured notes in February 2014, as discussed below.
Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the "2017 Notes", $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the "2019 Notes") and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the "2024 Notes", and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The OP may redeem all or a part of any series of the Notes at any time at its option at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest on the principal amount of the Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Notes and the 2024 Notes, if such Notes are redeemed on or after January 6, 2019, with respect to the 2019 Notes, or November 6, 2023, with respect to the 2024 Notes, the redemption price will equal 100% of the principal amount of the Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date.

Note 12 — Credit Facilities
Senior Corporate Credit Facility
The Company and the OP are parties to a credit facility with Wells Fargo, National Association (the "Credit Facility"), as administrative agent and other lenders party thereto.
At December 31, 2013, the Credit Facility had commitments of $2.4 billion. The Credit Facility has an accordion feature, which, if exercised in full, would allow the Company to increase borrowings under the Credit Facility to $3.0 billion, subject to additional lender commitments, borrowing base availability and other conditions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

At December 31, 2013, the Credit Facility contained a $940.0 million term loan facility and a $1.5 billion revolving credit facility, of which $940.0 million and $119.8 million was outstanding, respectively. In November 2013, the Credit Facility was amended and certain modifications were made to the terms of the agreement. Loans under the Credit Facility are priced at the applicable rate (at the Company's election, either a floating interest rate based on one month LIBOR, determined on a daily basis) plus 2.25% to 3.00%, or a prime-based interest rate, based upon the Company’s current leverage. From the amendment date until the first completed fiscal quarter, the applicable LIBOR rate is increased by 3.00%. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company's election, advances under the revolving credit facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility. At December 31, 2013, the Company had undrawn commitments of $1.4 billion under the Credit Facility.
The Credit Facility provides for monthly interest payments. In event of a default, each lender has the right to terminate its obligations under the Credit Facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017, unless extended for an additional year pursuant to the terms of the agreement. The Company may prepay borrowings under the Credit Facility and the Company may incur an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. As of December 31, 2013, the Credit Facility also required the Company to maintain certain property available for collateral as a condition to funding.
As of December 31, 2013, the outstanding balance on the Credit Facility was $1.1 billion, of which $544.8 million bore interest at a floating rate of 3.17%. $515.0 million outstanding on the Credit Facility is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the Company's leverage, interest on this portion was 4.02% at December 31, 2013. At December 31, 2013, there was up to $1.9 billion available to the Company for future borrowings, subject to additional lender commitments and borrowing availability.
The Credit Facility requires restrictions on corporate guarantees as well as the maintenance of financial covenants including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. At December 31, 2013, the Company was in compliance with the debt covenants under the Credit Facility.
Secured Credit Facility
As part of the CapLease Merger, the Company assumed a secured credit facility with Wells Fargo, National Association (the "Secured Credit Facility"), which had commitments of up to $150.0 million at December 31, 2013. The Secured Credit Facility was fully drawn with $150.0 million outstanding at December 31, 2013.
The borrowings under the Secured Credit Facility bear interest at an annual rate of one-month LIBOR or LIBOR based on an interest period of one, three or six months, at the Company’s election, plus an applicable margin of 2.75%, payable quarterly in arrears. The Secured Credit Facility matures on December 31, 2014 and may be prepaid, in whole or in part, without premium or penalty, at the Company’s option, at any time.
The obligations under the Secured Credit Facility are secured by mortgages on certain real property assets acquired from CapLease comprising the borrowing base. The Secured Credit Facility includes affirmative and negative covenants and financial performance covenants. At December 31, 2013, the Company was in compliance with the debt covenants under the Secured Credit Facility.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Note 13 — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013	2012
Accounts payable	$7,363	$2,266
Accrued interest	13,665	1,032
Accrued real estate taxes	13,445	873
Accrued OPP obligation	59,400	—
Accrued merger costs	23,092	—
Accrued other	17,636	5,288
	$134,601	$9,459

Note 14 — Derivatives and Hedging Activities
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
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $5.6 million will be reclassified from other comprehensive income as an increase to interest expense. During the year ended December 31, 2013, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of less than $27.0 thousand.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	13	$698,266
The table below presents the fair value of the company's derivative financial instruments as well as their classification on the consolidated balance sheets as of the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

		Year Ended December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Interest rate products	Derivative assets, at fair value	$9,152	$—
Interest rate products	Derivative liabilities, at fair value	$(1,651)	$(3,830)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2013 and 2012, respectively (amounts in thousands):

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$6,989	$(4,684)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(4,523)	$(941)
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(79)	$(1)
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately $10,000 for the year ended December 31, 2013. The company did not have any derivatives that were not designated as of December 31, 2012.
As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were not designated as hedges of in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$500,000
The table below presents the fair value of the Company's derivate financial instruments not designated as hedges as well as their classification as liabilities on the consolidated balance sheets as of December 31, 2013 and 2012. There were no derivatives classified as not hedging instruments as assets as of December 31, 2013 and 2012:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Series D Preferred Stock embedded derivative	Derivative liabilities, at fair value	$(16,736)	$—
Refer to Note 16 — Preferred and Common Stock for additional information for the Series D Preferred Stock embedded derivative.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Tabular Disclosure Offsetting Derivatives
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivatives as of December 31, 2013 and 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013	$9,152	$(18,387)	$—	$9,152	$(18,387)	$—	$—	$(9,235)
December 31, 2012	$—	$(3,830)	$—	$—	$(3,830)	$—	$—	$(3,830)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2013, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $1.6 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.6 million at December 31, 2013.
Note 15— Commitments and Contingencies
Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (amounts in thousands):

Future Minimum Lease Payments
2014	$2,967
2015	2,855
2016	2,658
2017	2,668
2018	1,605
Thereafter	9,435
$22,188
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except as follows:

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

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
CapLease Litigation Matters
Since the announcement of the CapLease Merger Agreement on May 28, 2013, the following lawsuits have been filed:
On May 28, 2013, Jacquelyn Mizani filed a putative class action lawsuit in the Supreme Court for the State of New York against ARCP, ARC Operating Partnership, L.P., Safari Acquisition LLC, CapLease, Inc. (“CapLease”), CapLease LP, CLF OP General Partner, LLC and the members of the CapLease, Inc. board of directors (the “Mizani Action”). The complaint alleges, among other things, that the merger agreement at issue was the product of breaches of fiduciary duty by the CapLease directors because the proposed merger transaction (the “CapLease Transaction”) purportedly does not provide for full and fair value for the CapLease shareholders, the CapLease Transaction allegedly was not the result of a competitive bidding process, the merger agreement allegedly contains coercive deal protection measures, and the merger agreement and the CapLease Transaction purportedly were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleges that CapLease, ARCP, ARC Operating Partnership, L.P. and Safari Acquisition LLC aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
On July 3, 2013, Fred Carach filed a putative class action and derivative lawsuit in the Supreme Court for the State of New York against ARCP, ARC Properties Operating Partnership, L.P., Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease, Inc. board of directors (the “Carach Action”). The complaint alleges, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the merger purportedly does not provide for full and fair value for the CapLease shareholders, the CapLease Transaction allegedly was not the result of a competitive bidding process, the merger agreement allegedly contains coercive deal protection measures, and the merger agreement and the CapLease Transaction purportedly were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleges that with respect to the Registration Statement and draft joint proxy statement issued in connection with the proposed CapLease Transaction on July 2, 2013 that disclosures made therein were insufficient or otherwise improper. The complaint also alleges that CapLease, ARCP, ARC Properties Operating Partnership, L.P. and Safari Acquisition LLC aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
On June 25, 2013, Dewey Tarver filed a putative class action and derivative lawsuit in the Circuit Court for Baltimore City against ARCP, ARC Properties Operating Partnership, L.P., Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease, Inc. board of directors (the “Tarver Action”). The complaint alleges, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the CapLease Transaction purportedly does not provide for full and fair value for the CapLease shareholders, the CapLease Transaction allegedly was not the result of a competitive bidding process, the merger agreement allegedly contains coercive deal protection measures, and the merger agreement and the CapLease Transaction purportedly were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleges that CapLease, ARCP, ARC Properties Operating Partnership, L.P. and Safari Acquisition LLC aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Counsel who filed each of these three cases reached an agreement with each other as to who will serve as lead plaintiff and lead plaintiffs’ counsel in the cases and where they will be prosecuted. Thus, on August 9, 2013, counsel in the Tarver Action filed a motion for stay in the Baltimore Court, informing the court that they had agreed to join and participate in the prosecution of the Mizani and Carach Actions in the New York Court. The Defendants consented to the stay of the Tarver Action in the Baltimore Court, and on September 5, 2013, Judge Pamela J. White issued an order granting that stay. Consequently, there has been no subsequent activity in the Baltimore Court in the Tarver Action. Also on August 9, 2013, all counsel involved in the Mizani and Carach Actions filed a joint stipulation in the New York Court, reflecting agreement among all parties that the Mizani and Carach Actions should be consolidated (jointly, “the Consolidated Actions”) and setting out a schedule for early motion practice in response to the complaints filed (the “Consolidation Stipulation”). Pursuant to the Consolidation Stipulation, an amended complaint was also filed in the New York court on August 9, 2013 and was designated as the operative complaint in the Consolidated Actions (“Operative Complaint”). Pursuant to the Consolidation Stipulation, all Defendants filed a motion to dismiss all claims asserted in the Operative Complaint on September 23, 2013. Plaintiffs’ response was due on or before November 7, 2013. On November 7, 2013, Plaintiffs filed a motion seeking leave to file a second amended complaint, which the Defendants have opposed. A hearing has been scheduled on these motions for March 25, 2014. Pursuant to the Consolidation Stipulation, certain discovery has been conducted in the Consolidated Actions.
On October 8, 2013, John Poling filed a putative class action lawsuit in the Circuit Court for Baltimore City against ARCP, ARC Operating Partnership, L.P., Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease, Inc. board of directors (the “Poling Action”). The complaint alleges, that the merger agreement breaches the terms of the CapLease’ 8.375% Series B Cumulative Redeemable Preferred Stock and the terms of the 7.25% Series C Cumulative Redeemable Preferred Stock and is in violation of the Series B Articles Supplementary and the Series C Articles Supplementary. The Complaint alleges theories of breach of contract and breach of fiduciary duty against the CapLease entities and the CapLease, Inc. board of directors. The complaint also alleges that ARCP, ARC Operating Partnership, L.P. and Safari Acquisition LLC aided and abetted CapLease and the CapLease directors’ alleged breach of contract and breach of fiduciary duty.
On November 13, 2013, all counsel involved in the Poling Action filed a joint stipulation, reflecting agreement among all parties concerning a schedule for early motion practice in response to the complaint filed (the “Scheduling Stipulation”). Pursuant to the Scheduling Stipulation, all Defendants filed a motion to dismiss all claims asserted in the Operative Complaint on December 20, 2013. Plaintiffs’ counsel timely filed an opposition to the motion to dismiss, and Defendants will complete briefing on the motion via a reply memorandum due to be around February 21, 2014. A hearing on the motion to dismiss has been requested, but no such hearing is currently scheduled.
Cole Litigation Matters
Three outstanding putative class action and/or derivative lawsuits, which were filed earlier this year, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings, pursuant to which Cole became a self-managed REIT. The Court in one of the lawsuits has granted defendants’ motion to dismiss with prejudice, but the plaintiffs have filed a notice of appeal of this dismissal. The other two lawsuits, which also purport to assert claims under the Securities Act, are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

To date, eleven lawsuits have been filed in connection with the Cole Merger. Two of these suits - Wunsch v. Cole Real Estate Investments, Inc., et al (“Wunsch”), No. 13-CV-2186, and Sobon v. Cole Real Estate Investments, Inc. et al (“Sobon”), were filed as putative class actions on October 25, 2013 and November 18, 2013, respectively, in the U.S. District Court for the District of Arizona. Between October 30, 2013 and November 14, 2013, eight other putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole Real Estate Investments, Inc., et al; (ii) Branham v. Cole Real Estate Investments, Inc., et al; (iii) Wilfong v. Cole Real Estate Investments, Inc., et al.; (iv) Polage v. Cole Real Estate Investments, Inc., et al.; (v) Corwin v. Cole Real Estate Investments, Inc., et al; (vi) Green v. Cole Real Estate Investments, Inc., et al; (vii) Flynn v. Cole Real Estate Investments, Inc., et al and (viii) Morgan v. Cole Real Estate Investments, Inc., et al. All of these lawsuits name the Company, Cole and Cole’s board of directors as defendants; Wunsch, Sobon, Branham, Wilfong, Flynn, Green, Morgan and Polage also name Merger Sub as a defendant. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted include claims that the Cole Merger does not provide for full and fair value for the Cole shareholders, that the Cole Merger was the produce of an “inadequate sale process,” that the Cole Merger Agreement contains coercive deal protection measures, and the Cole Merger Agreement and that the Cole Merger were approved as a result of or in a manner which facilitates improper self-dealing by certain defendants. In addition, the Operman, Flynn, Corwin, Green and Branham lawsuits claim that the individual defendants breached their duty of candor to shareholders and the Branham and Polage lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The Wunsch and Sobon lawsuits also assert claims against Cole and the individual defendants under Section 14(a) of the Exchange Act based on allegations that the proxy materials omitted to disclose allegedly material information, and a claim against the individual defendants under Section 20(a) of the Exchange Act based on the same allegations. Among other remedies, the complaints seek unspecified money damages, costs and attorneys’ fees.
In January 2014, the parties to the eight lawsuits filed in the Circuit Court for Baltimore City, Maryland entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of Cole stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required Cole to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by Cole with the SEC on January 14, 2014. The memorandum of understanding also contemplated that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to Cole’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
The Sobon lawsuit was voluntarily dismissed on February 3, 2014. The Company believes that the Wunsch lawsuit in connection with the Cole Merger is without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.
On December 27, 2013, Realistic Partners filed a putative class action lawsuit against the Company and the members of its board of directors in the Supreme Court for the State of New York. Cole was later added as a defendant also. The plaintiff alleges, among other things, that the board of ARCP breached its fiduciary duties in connection with the transactions contemplated under the Cole Merger Agreement and that Cole aided and abetted those breaches. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCP stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCP to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by ARCP with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCP’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

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

Note 16 — Preferred and Common Stock
Series A and Series B Convertible Preferred Stock
During the year ended December 31, 2013, the Company converted all 545,454 outstanding shares of its Series A Convertible Preferred Stock and all 283,018 outstanding shares of Series B Convertible Preferred Stock into 829,629 shares of the Company's common stock, which included dividends on the Series A Convertible Preferred Stock.
Series D and Series E Preferred Stock
On September 16, 2013, the Company's board of directors unanimously approved the issuance of Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock") and the issuance of Series E Cumulative Preferred Stock ("Series E Preferred Stock").
On September 15, 2013, the Company entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of the Company's merger with CapLease, via a private placement. Pursuant to the definitive purchase agreements, the Company issued approximately 21.7 million shares of Series D Preferred and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 8, 2013. The Series D Preferred Stock will pay dividends at the rate of 5.81% per annum on its face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Series D Preferred Stock is redeemable by the Company on August 31, 2014 (the "Redemption Date"). Subsequent to that date, or in certain other circumstances, the Series D Preferred Stock is convertible into common stock or Series E Preferred Stock or redeemable into cash, at the discretion of the Company upon such request for conversion by the holders of Series D Preferred Stock.
In the event of a liquidation, the holders of Series D Preferred Stock are entitled to receive the greater of (a) $13.59 per share plus accrued and unpaid dividends (the "Liquidation Preference") plus a 20% premium and (b) an amount the Preferred Shares holders would have received had they converted into shares of common stock immediately prior to the liquidation event.
If the Company elects to redeem the Series D Preferred Stock on the Redemption Date, the Company shall pay the greater of (a) the product of the number of Series D Preferred Stock and the 102% of the Liquidation Preference and (b) product of the number of common shares that would be issued if the Series D Preferred Stock converted immediately prior to the Redemption Date and 102% of the one-day VWAP.
At any time after the Redemption Date, the holders of Series D Preferred Stock may convert some or all of their outstanding Series D Preferred Stock into shares of common stock. Upon such an election to convert, the Company may elect the following settlement options (1) convert the shares of Series D Preferred Stock into the number of fully paid and non-assessable Common Shares obtained by dividing the aggregate Liquidation Preference of such Series D Preferred Stock by the Conversion Price, as defined below, (2) convert the shares of Series D Preferred Stock into an equal number shares of Series E Preferred Stock, additional shares of Seres E Preferred Stock may be issued under certain circumstances, or (3) an amount equal to the product of the number of shares of Series D Preferred Stock and the Cash Conversion Price, as defined below.
The Conversion Price shall be the lowest of (i) a 2% discount to the VWAP of the common stock for the 10 Trading Days prior to the Conversion Election Date, (ii) a 2% discount to the closing price on the Conversion Election Date, and (iii) $13.59. The Cash Conversion Price shall be the greater of (i) 102% of the Liquidation Preference and (ii) the one day VWAP of the Common Shares on the date of the election.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The Company has concluded that the conversion option qualifies as a derivative and should be bifurcated from the host instrument. At issuance, the conversion option had a fair value of $18.7 million. As of December 31, 2013, the fair value of the conversion option had a fair value of $16.7 million. The Company recorded the change in fair value of $2.0 million in gain (loss) on derivative instruments in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.
As the holders of Series D Preferred Stock are entitled to receive liquidation preferences that other equity holders are not entitled to, the Company determined the Series D Preferred Stock meets the definition of a deemed liquidation event and therefore should be classified as temporary equity under U.S. GAAP. At the date of issuance, the fair value of the Series D Preferred Stock was $269.3 million. As of December 31, 2013, the Company has determined that a liquidation event is not probable; therefore, the Company has concluded that the Series D Preferred Stock is not currently redeemable or likely to become redeemable. As such, the Company has not accreted the initial value of the Series D Preferred Stock.
As of December 31, 2013, there were 21,735,008 authorized and issued shares of Series D Preferred Stock and no authorized and issued shares of Series E Preferred Stock, respectively.
Series F Preferred Stock
On October 6, 2013, in connection with the modification to the ARCT IV Merger, the Company's board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders. There were no shares issued and outstanding of Series F Preferred Stock as of December 31, 2013.
The Series F Preferred Stock will pay cumulative cash dividends at the rate of 6.70% per annum on its liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock will not be redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the Company’s status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they become convertible and are converted into common stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NASDAQ under the symbol "ARCPP".
Increases in Authorized Common Stock
On July 2, 2013, the Company filed articles of amendment to its charter to increase the number of authorized shares of common stock to 750,000,000 shares.
Offerings
On August 1, 2012, the Company filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of December 31, 2013, the Company had issued 2.1 million shares of common stock under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under this $500.0 million universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The following are the Company's equity offerings of common stock and the gross proceeds of the equity offering for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares(1)	Gross Proceeds
IPO	September 7, 2011	5,574,131	$67.4
Follow-on offering	November 2, 2011	1,497,924	15.8
Underwriters' over allotment	November 7, 2011	74,979	0.8
Total - Year end December 31, 2011(2)		7,147,034	84.0

Follow on offering	June 18, 2012	3,250,000	30.3
Underwriters' over allotment	July 9, 2012	487,500	4.6
Total - Year end December 31, 2012(3)		3,737,500	34.9

Registered follow-on offering	January 29, 2013	2,070,000	26.7
ATM	January 1 - September 30, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Private placement offering	November 11, 2013	15,126,498	186.0
Total - Year end December 31, 2013		47,161,562	$676.6
_______________________________________________
(1) Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III's common stock in conjunction with the ARCT III Merger.
(2) Excludes 9.8 million shares of common stock that were issued by ARCT III for gross proceeds of $102.2 million.
(3) Excludes 155.7 million shares of common stock that were issued by ARCT III for gross proceeds of $1.6 billion.
Dividends
In October 2011, the Company began paying dividends on the fifteenth day of each month to stockholders of record on the eighth day of such month. Since inception, the board of directors of the Company has authorized the following increases in the Company's dividend.

Dividend increase declaration date	Annualized dividend per share	Effective date
September 7, 2011	$0.875	October 9, 2011
February 27, 2012	$0.880	March 9, 2012
March 16, 2012	$0.885	June 9, 2012
June 27, 2012	$0.890	September 9, 2012
September 30, 2012	$0.895	November 9, 2012
November 29, 2012	$0.900	February 9, 2013
March 17, 2013	$0.910	June 8, 2013
May 28, 2013	$0.940	December 8, 2013*
October 23, 2013	$1.000	February 10, 2014**
_______________________________________________
* The dividend increase became effective at the close of the CapLease Merger, which was consummated on November 5, 2013.
** The dividend increase was contingent upon, and became effective with, the close of the Cole Merger, which was consummated on February 7, 2014.
The annualized dividend rate at December 31, 2013 was $0.940 per share.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Common Stock Repurchases
On August 20, 2013, the Company's board of directors reauthorized its $250 million share repurchase program which was originally authorized in February 2013. During the year ended December 31, 2013, the Company repurchased approximately 0.6 million shares at an average price of $13.06 per share or $7.5 million in total.
Upon the closing of the ARCT III Merger, on February 28, 2013, $29.2 million shares, or 16.5% of the then outstanding shares of ARCT III's common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company's common stock based on the Exchange Ratio. In addition, 148.1 million shares of ARCT III's common stock were converted to shares of the Company's common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of the Company's common stock outstanding after the exchange.
Note 17 — Equity Based Compensation
Equity Plan
The Company has adopted the American Realty Capital Properties, Inc. Equity Plan (the “Equity Plan”), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to the Company's and its affiliates' non-executive directors, officers and other employees and advisors and consultants who are providing services to the Company or its affiliates.
The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to its Former Manager in connection with the IPO, all of which were vested as of December 31, 2013.
Director Stock Plan
The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company's independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2013, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.
The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock awarded to the non-employees under the Equity Plan is remeasured at the end of each quarter based on the current quarter end closing stock price through the final vesting date.
ARCT III Restricted Share Plan
ARCT III had an employee and director incentive restricted share plan (the “RSP”), which provided for the automatic grant of 3,000 restricted shares of common stock to each of its independent directors, without any further action by ARCT III’s board of directors or its stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors vested over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provided ARCT III with the ability to grant awards of restricted shares to its directors, officers and employees (if ARCT III ever had employees), employees of ARCT III's advisor and its affiliates, employees of entities that provided services to ARCT III, directors of the ARCT III Advisor or of entities that provided services to ARCT III, certain consultants to ARCT III and the ARCT III Advisor and its affiliates or to entities that provided services to ARCT III.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The following tables detail the restricted shares activity within the Equity Plan, Director Stock Plan and RSP during the years ended December 31, 2013, 2012 and 2011:

Restricted Share Awards	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50
Awarded December 31, 2011	167,400	12.50	14,700	11.50
Granted	93,683	10.65	23,250	10.45
Forfeited	(1,174)	10.65	(7,650)	11.54
Awarded December 31, 2012	259,909	11.84	30,300	10.68
Granted	932,527	13.82	18,000	14.58
Forfeited	(1,085)	12.85	—	—
Awarded December 31, 2013	1,191,351	$13.39	48,300	$12.13

Unvested Restricted Shares	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50
Vested	(13,950)	12.50	—	—
Unvested, December 31, 2011	153,450	12.50	14,700	11.50
Granted	93,683	10.65	23,250	10.45
Vested	(59,556)	12.42	(2,370)	11.88
Forfeited	(1,174)	10.65	(7,650)	11.54
Unvested, December 31, 2012	186,403	11.62	27,930	10.58
Granted	932,527	13.82	18,000	14.58
Vested	(186,403)	11.62	(30,930)	11.03
Forfeited	(1,085)	12.85	—	—
Unvested, December 31, 2013	931,442	$13.82	15,000	$14.45
For the years ended December 31, 2013, 2012 and 2011, compensation expense for restricted shares was $2.0 million, $1.2 million and $0.2 million, respectively. For the year ended December 31, 2013, merger and other transaction related costs includes compensation expense of $2.7 million due to the Company's pending Cole Merger; compensation expense of $2.2 million for the accelerated vesting of restricted shares in conjunction with the ARCT III Merger; and compensation expense of $0.7 million from the issuance of 52.5 thousand fully vested shares to certain employees of the Company's Former Manager. In addition, the Company recognized $2.7 million as a distribution to its Former Manager, which is included in consideration to Former Manager for internalization in the accompanying consolidated statements of changes in equity.
Multi-Year Performance Plan
Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with its Former Manager, whereby its Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Under the OPP, the Company's Former Manager was granted 8,241,101 long term incentive plan units (“LTIP Units”) of the OP, which are earned or forfeited based on the Company's total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three-year period consisting of:

•
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle of 7% for each annual measurement period, non-compounded, 14% for the interim measurement period and 21% for the full performance period; and

•
Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of a peer group comprised of the following companies: EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; and Realty Income Corporation.

The award was funded (“OPP Pool”) up to a maximum award opportunity equal to 5% of the Company's equity market capitalization at the ARCT III Merger date of $2.1 billion (the “OPP Cap”). Awards under the OPP are dependent on achieving an annual hurdle that commenced December 11, 2012, an interim (two-year) hurdle and then the aforementioned three-year hurdle ending on December 31, 2015, the final valuation date.
In order to further ensure that the interests of the Company's Former Manager are aligned with its investors, the Relative Component is subject to a ratable sliding scale factor as follows:

•
100% will be earned if the Company attains a median Total Return of at least 6% for each annual measurement period, non-compounded, at least 12% for the interim measurement period and at least 18% for the full performance period;

•	50% will be earned if the Company attains a median Total Return of at least 0% for each measurement period;

•	0% will be earned if the Company attains a median Total Return of less than 0% for each measurement period; and

•	A percentage from 50% to 100% calculated by linear interpolation will be earned if the Company's median Total Return is between 0% and the percentage set for each measurement period.
For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.25% of the Company's equity market capitalization of $2.1 billion will be “locked-in” based upon the attainment of the performance hurdles set forth above for each annual measurement period. In addition, a portion of the OPP Cap equal to a maximum of up to 3% of the Company's equity market capitalization will be “locked-in” based upon the attainment of the performance hurdles set forth above for the interim measurement period, which if achieved, will supersede and negate any prior “locked-in” portion based upon annual performance through the first and second valuation dates on December 31, 2013 and 2014, respectively (i.e., a maximum award opportunity equal to a maximum of up to 3% of the Company's equity market capitalization may be “locked-in” through December 31, 2014). Since certain awards under the OPP plan are dependent on the comparison of the Company's current market capitalization to the Company's market capitalization at the inception of plan, the issuance of additional common shares by the Company may result in higher awards.
Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate award earned under the OPP, which in no event may exceed the OPP Cap. The OPP Pool will be used to determine the number of LTIP Units that vest. Any unvested LTIP Units will be immediately forfeited on December 31, 2015. At December 31, 2013, 100% of the OPP Pool has been allocated.
Pursuant to previous authorization of the Company's board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units vested upon the consummation of the Company’s transition to self-management on January 8, 2014. However, such LTIP Units are earned as of each respective valuation date according to the terms of the OPP and shall be forfeited if not earned through December 31, 2015.
The Company's Former Manager is generally entitled to convert any of the LTIP Units earned on a valuation date into OP Units within 30 days following the date on which the calculations are performed following the applicable valuation date. In addition, the OPP provides for accelerated earning and vesting of LTIP Units and redemption of vested LTIP Units for cash if the Company's Former Manager is terminated or if the Company experiences a change in control. The Company's Former Manager is entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constitute “parachute payments” as defined in Section 280G of the Code.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

During the year ended December 31, 2013, the Company has recorded expenses of $92.3 million for the OPP, of which $32.9 million and $59.4 million is recorded in restricted equity based compensation and merger and other transaction expense on the consolidated statements of operations and comprehensive loss. As of December 31, 2013, 2.3 million LTIP Units were earned and $32.9 million of the expense was locked-in and has been included in non-controlling interest on the consolidated balance sheets. The remaining $59.4 million is included in accounts payable and accrued expenses.
New Multi-Year Outperformance Plan
On October 21, 2013, the Company approved a multi-year outperformance plan (the “New OPP”), to be effective as of the Company’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements will be entered into between the Company and the participants selected by the Company's board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units subject to the award (“OPP Agreements”). Under the OPP Agreements, the Participants will be eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that will be funded up to a maximum award opportunity (the “New OPP Cap”) of $222.1 million, which is equal to approximately 5% of the Company's equity market capitalization (“the Initial Market Cap”). Subject to the New OPP Cap, the pool will equal an amount to be determined based on the Company's achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), for a three-year performance period (the “Performance Period”); each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the median Total Return for the performance period of the Peer Group(1), subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if a cumulative Total Return achieved is:	—%	—%	—%
•	0% will be earned if cumulative Total Return achieved is less than:	—%	—%	—%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if cumulative Total Return achieved is if between:	0% - 18%	0% - 6%	0%- 12%
(1) The “Peer Group” is comprised of the following companies: EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; Realty Income Corporation; and Spirit Realty Capital, Inc.

The New OPP provides for early calculation and vesting of the award in the event of a change in control of the Company, prior to the end of the Performance Period. Under the New OPP, treatment of a Participant’s award upon a termination of service will be governed by the terms of the Participants’ OPP Agreement or service agreement with the Company. In the event a Participant’s OPP Agreement or service agreement does not provide for treatment of the award upon the Participant’s termination, then the award will be forfeited upon such termination. The Participant’s will be entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, 1/3 of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of January 8, 2014. The Participant will be entitled to receive distributions on their LTIP Units to the extent provided for in the limited partnership agreement of the OP, as amended from time to time.

Note 18 — Related Party Transactions and Arrangements
Ownership by Affiliates
Certain affiliates of the Company have ownership in the Company through ownership of shares of the Company's common stock, shares of unvested restricted common stock and OP units. As of December 31, 2013 and 2012, 5.12% and 1.39%, respectively, of the total equity units issued by the Company were owned by affiliates.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

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
The following table details the results of such activities related to RCS, which are recorded as offering costs on the consolidated statement of changes in equity (amounts in thousands):

	Year Ended December 31,			Payable as of December 31,
	2013	2012	2011	2013	2012	2011
Total commissions and fees paid to RCS	$475	$160,614	$11,434	$—	$—	$92
The Company reimbursed its Former Manager, the ARCT III Advisor and RCS for services relating to the ARCT III IPO, and other significant transactions such as the ARCT III Merger, for which its Former Manager provided assistance. The following table details the results of such activities related to offering and other significant transactions costs reimbursed to the Company's Former Manager, the ARCT III Advisor and RCS, which are recorded in general and administrative, and merger and other transaction related costs in the consolidated statements of operations and comprehensive loss (amounts in thousands):

	Year Ended December 31,			Payable as of December 31,
	2013	2012	2011	2013	2012	2011
Offering expense and other significant transactions reimbursements	$2,080	$16,264	$4,383	$—	$—	$220
Fees Paid in Connection with the Operations of the Company
Each of the Company and ARCT III paid the Company's Former Manager and the ARCT III Advisor, as applicable, an acquisition fee equal to 1.0% of the contract purchase price (including assumed indebtedness) of each property the Company or ARCT III, as applicable, acquired. The acquisition fee was payable in cash at the closing of each acquisition. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid to either party. Acquisition fees are recorded in Acquisition related costs in the consolidated statements of operations and comprehensive loss.
Each of the Company and ARCT III paid the Company's former Manager and the ARCT III Advisor, as applicable, a financing fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company or ARCT III, as applicable, obtained and used for the acquisition of properties that was arranged by the Company's Former Manager or ARCT III Advisor, as applicable. The financing coordination fee was payable in cash at the closing of each financing. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid to either party.
The Company paid its Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company's real estate assets, calculated and payable monthly in advance. The management fee was payable in cash. In conjunction with the ARCT III Merger, the base management fee was reduced to 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The Company's Former Manager waived such portion of its management fee in excess of certain net income thresholds related to the Company's operations during the first three fiscal quarters of 2013. Management fees, if accrued, are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Prior to July 1, 2012, this fee was payable in monthly installments at the discretion of ARCT III's board of directors in cash, common stock or restricted stock grants, or any combination thereof. Asset management fees, if accrued, are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss. The Company also pays fees for transfer agent services to an affiliate, American National Stock Transfer, LLC.
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
The ARCT III Advisor received distributions on unvested Class B units equal to the distribution rate received on ARCT III common stock. Such distributions on issued Class B units were included as general and administrative expense in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. 145,022 Class B units were approved by ARCT III's board of directors as of December 31, 2012. During January and February 2013, ARCT III's board of directors approved, and ARCT III issued, 603,599 Class B units to the ARCT III Advisor for its asset management services provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these Class B Units, was not completed. The performance condition related to these Class B units was satisfied upon the completion of the ARCT III Merger and expense of $9.9 million was recorded at that time. The Class B units then converted to ARCT III OP units which converted to 711,190 OP Units after the application of the ARCT III Exchange Ratio. These expenses were recorded in merger and other transaction related in the consolidated statements of operations and comprehensive loss.
At December 31, 2013, the Company was required to pay its Former Manager a quarterly incentive fee, calculated based on 20% of the excess Company annualized core earnings (as defined in the management agreement with its Former Manager) over the weighted average number of shares multiplied by the weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No such incentive fees have been incurred or paid to the Company's Former Manager since inception.
ARCT III paid an affiliate of ARC, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III's stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager, an oversight fee of up to 1% of the gross revenues of the property managed. Property management fees are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss.
In order to facilitate the smooth transition of property management services following the consummation of the ARCT III Merger, the Company, the OP and ARC agreed that the Property Management and Leasing Agreement will be extended for a 60-day period following the consummation of the ARCT III Merger for which the Company paid ARC $2.3 million. These fees were recorded in merger and transaction related in the consolidated statements of operations and comprehensive loss.
The Company was required to reimburse its Former Manager for all out-of-pocket costs actually incurred by its Former Manager, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. The Company's reimbursement obligation is not subject to any dollar limitation. Expenses will be reimbursed in cash on a monthly basis following the end of each month. However, the Company will not reimburse its Former Manager for the salaries and other compensation of its personnel. Reimbursements are recorded based on the related activity to which the expense relates.
The Company receives financial advisory and strategic services prior to the consummation of certain of its mergers and acquisitions pursuant to an investment banking services agreement, to which the Company and RCS are parties. Under this agreement, during the year ended December 31, 2013, the Company has incurred $17.8 million for the various mergers and transactions that were completed.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

The following table details amounts incurred by the Company or ARCT III and contractually due to ARC, ARCT III Advisor or the Company's Former Manager and forgiven in connection with the operations related services described above (amounts in thousands):

	Year Ended December 31,						Payable as of December 31,
	2013		2012		2011		2013	2012	2011
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees (1)	$3,190	$—	$27,138	$—	$1,692	$—	$—	$364	$37
Financing fees and related cost reimbursements	7,500	—	3,350	—	182	—	—	—	—
Other expense reimbursements	16,215	—	592	—	148	—	—	18	—
On-going fees:
Base management fees (2)	13,978	6,109	2,035	1,823	274	274	5,654	—	—
Transfer agent fees	314	—	—	—	—	—	57	—	—
Property management and leasing fees (2)	799	799	918	918	15	15	—	—	—
Total operational fees and reimbursements	$41,996	$6,908	$34,033	$2,741	$2,311	$289	$5,711	$382	$37
_______________________________________________
(1) In conjunction with the ARCT III Merger, the payment of acquisition fees was terminated, however for properties that were in ARCP's or ARCT III's pipeline at the ARCT III Merger date, the fees were paid as the Company's Former Manager had sourced and negotiated the purchase price prior to the ARCT III Merger.
(2) The amounts incurred and paid were recognized in merger and other transaction related costs during the year ended December 31, 2013 as they relate to the ARCT III Merger. The amounts incurred during the quarter ended December 31, 2013 and payable as of December 31, 2013 were accrued through January 7, 2014, the date prior to transition to self management.
Under an administrative support agreement between the Company and ARC, ARC was to pay or reimburse the Company for its general administrative expenses, including, without limitation, legal fees, audit fees, board of directors fees, insurance, marketing and investor relation fees, until September 6, 2012, which was one year after the closing of the IPO, to the extent the amount of certain net earnings from operations thresholds, as specified in the agreement, were less than the amount of the distributions declared by the Company during this one-year period. To the extent these amounts were paid by ARC, they would not be subject to reimbursement by the Company. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. In addition, the ARCT III Advisor provided expense support to ARCT III from time to time to assist ARCT III with operating cash flow, distributions or other operational purposes.
The following table details general and administrative expenses absorbed by ARC and the ARCT III Advisor and paid to the Company or ARCT III during the years ended December 31, 2013, 2012 and 2011(amounts in thousands):

	Year Ended December 31,			Receivable as of December 31,
	2013	2012	2011	2013	2012	2011
General and administrative expenses absorbed	$—	$234	$20	$—	$—	$—
Upon consummation of the ARCT III Merger, the Company entered into the OPP with its Former Manager, whereby its Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets. Pursuant to previous authorization of the Company's board of directors, as a result of the termination of the Management Agreement, all LTIP Units vested upon the consummation of the Company’s transition to self-management on January 8, 2014. On October 21, 2013, the Company approved the New OPP, to be effective as of the Company’s transition to self-management. Under the New OPP, individual agreements will be entered into between the Company and the participants selected by the Participants that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units subject to the award. Under the OPP Agreements, the Participants will be eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that will be funded up to a maximum award opportunity. See Note 17 — Equity Based Compensation for a more detailed description of these plans.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

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
ARCT III entered into an agreement with an affiliate, ARC Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year for $2.0 million pursuant to this contract. As of December 31, 2012, $0.3 million was accrued and the remaining $1.7 million was paid in February 2013 in conjunction with the consummation of the ARCT III Merger.
ARCT III entered into an agreement with affiliates RCS and ARC Advisory Services, LLC, to provide financial advisory and information agent services related to the proxy solicitation seeking approval of the ARCT III Merger by ARCT III's stockholders for $0.6 million. Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT III Merger. The Company recorded $0.5 million for the year ended December 31, 2013 in addition to the $0.1 million that was accrued in the prior year and paid the full amount in conjunction with the consummation of the ARCT III Merger.
The Company entered into an Asset Purchase and Sale Agreement with ARC pursuant to which, concurrently with the closing of the ARCT III Merger and in connection with the internalization by the Company of certain property level management and accounting activities, ARC sold to the OP certain furniture, fixtures, equipment and other assets used by ARC in connection with managing the property level business and operations and accounting functions of the Company and the OP, and included at the cost of such assets, for an aggregate price of $5.8 million, which includes the reimbursement of certain costs and expenses incurred by ARC in connection with the ARCT III Merger. Fees paid in connection with the ARCT III Merger were recorded in merger and transaction related in the consolidated statements of operations and comprehensive loss. Additionally, the Company acquired fixed assets with a carryover basis of $1.0 million from the Advisor; the consideration paid to the Advisor in excess of the carryover basis was approximately $3.0 million .
On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”) with the ARCT III OP and American Realty Capital Trust III Special Limited Partner, LLC, the holder of the special limited partner interest in the ARCT III OP . The Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” as a result of which the Special Limited Partner, in connection with management's successful attainment of the 6.0% performance hurdle and the return to ARCT III's stockholders of approximately $557.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT III OP equal to approximately $98.4 million. Pursuant to the Contribution and Exchange Agreement, the Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted to 7.3 million OP Units after application of the ARCT III Exchange Ratio. In conjunction with the ARCT III Merger Agreement, the Special Limited Partner agreed to a minimum one year holding period for these OP units before converting them to shares of Company common stock.
Fees Paid in Connection with the ARCT IV Merger
The Company entered into an agreement with affiliates RCS and ARC Advisory Services, LLC, to provide financial advisory and information agent services related to the proxy solicitation seeking approval of the ARCT IV Merger by ARCT IV's stockholders for $0.6 million . Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger.
Pursuant to an agreement with an affiliate, ARC Advisory Services, LLC, to provide legal support services up to the date that ARCT IV entered into the ARCT IV Merger Agreement, and until the ARCT IV Merger was consummated, for $0.5 million, the Company recorded approximately $0.3 million of these expenses during the year ended December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Investment by Affiliate
In connection with the ARCT III Merger, the Special Limited Partner invested $0.8 million in exchange for 56,797 OP Units after the effect of the ARCT III Exchange Ratio.
Investment in Affiliate
During the year ended December 31, 2013, the Company invested $10.0 million in an affiliated real estate fund, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs, and subsequently reinvested dividends totaling $0.1 million. During the fourth quarter of 2013, the Company sold investments with an original cost of $8.5 million. The fair value of the investment at December 31, 2013 was $1.5 million.

Note 19 — Economic Dependency
Prior to transitioning to self-management on January 8, 2014, the Company engaged, under various agreements, its Former Manager and its affiliates to provide certain services that are essential to the Company, including asset management services and supervision of the management and leasing of properties owned by the Company, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including information technology, legal services and investor relations. See Note 23 — Subsequent Events for additional information on the Company's transition to self-management.
As a result of these relationships, the Company was dependent upon its Former Manager, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would have been required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by its Former Manager and its affiliates. The Company may from time to time engage its Former Manager for legal, information technology or other support services for which it will pay a fee.

Note 20 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, expect for shares and per share data):

	Year Ended December 31,
	2013	2012	2011
Net loss from continuing operations attributable to stockholders	$(406,486)	$(38,700)	$(3,883)
Less: dividends declared on preferred shares and RSUs	(3,631)	(368)	—
Net loss from continuing operations attributable to common stockholders	(410,117)	(39,068)	(3,883)
Net income (loss) from discontinued operations attributable to common stockholders	(19)	(699)	(816)
Net loss attributable to common stockholders	$(410,136)	$(39,767)	$(4,699)

Weighted average common shares outstanding (1)	174,052,650	102,513,974	3,720,351
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(2.35)	$(0.38)	$(1.04)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$(0.00)	$(0.01)	$(0.22)
Basic and diluted net loss per share attributable to common stockholders	$(2.36)	$(0.39)	$(1.26)
_______________________________________________
(1) Weighted average shares for the year ended December 31, 2013 are adjusted on a pro forma basis as if the purchase of 27.7 million shares of ARCT III common stock for cash, purchased in conjunction with the ARCT III Merger, had been completed at the beginning of the period. Weighted average shares for the year ended December 31, 2013, excluding this pro forma adjustment, were 178,411,547 and net loss was $2.30 per share, basic and diluted.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

For the year ended December 31, 2013, the Company excluded 8,960,485 OP Units outstanding, which are convertible to an equal number of shares of the Company's common stock, 946,442 shares of unvested restricted stock outstanding and 21,735,008 shares of the Company's Series D Convertible Preferred Stock outstanding as of December 31, 2013 from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 21 — Discontinued Operations and Properties Held for Sale
The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and operating results for those properties as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. In the normal course of business, changes in the market or changes in credit risk of certain tenants, among other factors, may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of December 31, 2013 and 2012, the Company held one and two properties, respectively, classified as held for sale on the accompanying respective consolidated balance sheets.
On March 5, 2013, the Company executed a purchase and sale agreement to sell a Citizens Bank branch in Worth, IL classified as held for sale as of December 31, 2013. The sale price of the asset is $0.7 million in cash, which approximates the carrying value of the property.
Note 22 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except share and per share amounts):

	Quarters Ended(1)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$40,200	$45,170	$61,012	$94,114
Net loss from continuing operations attributable to stockholders	(137,933)	(51,678)	(59,030)	(157,845)
Less: dividends declared on preferred shares and RSUs	(193)	(233)	(199)	(3,007)
Net loss from continuing operations attributable to common stockholders	(138,126)	(51,911)	(59,229)	(160,852)
Net loss from discontinued operations attributable to stockholders	(2)	—	(30)	13
Net loss attributable to common stockholders, net of dividends on preferred shares	$(138,128)	$(51,911)	$(59,259)	$(160,839)

Weighted average shares outstanding	153,339,174	162,368,538	184,807,219	195,068,633

Basic and diluted loss per share from continuing operations attributable to common stockholders	$(0.90)	$(0.32)	$(0.32)	$(0.82)
Basic and diluted loss per share from discontinued operations attributable to common stockholders	$—	$—	$—	$—
Basic and diluted loss per share attributable to common stockholders	$(0.90)	$(0.32)	$(0.32)	$(0.82)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

	Quarters Ended(1)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$6,240	$11,534	$18,944	$30,075
Net loss from continuing operations attributable to stockholders	(4,706)	(6,993)	(12,650)	(14,351)
Less: dividends declared on preferred shares and RSUs	—	(70)	(140)	(158)
Net loss from continuing operations attributable to common stockholders	(4,706)	(7,063)	(12,790)	(14,509)
Net loss from discontinued operations attributable to stockholders	(322)	(77)	(41)	(259)
Net loss attributable to common stockholders, net of dividends on preferred shares	$(5,028)	$(7,140)	$(12,831)	$(14,768)

Weighted average shares outstanding	23,609,509	68,312,582	138,323,562	178,480,894

Basic and diluted loss per share from continuing operations attributable to common stockholders	$(0.21)	$(0.10)	$(0.09)	$(0.08)
Basic and diluted loss per share from discontinued operations attributable to common stockholders	$0.01	$—	$—	$—
Basic and diluted loss per share attributable to common stockholders	$(0.20)	$(0.10)	$(0.09)	$(0.08)
(1) Certain historical balances have been restated for discontinue operations.
Note 23 — Subsequent Events
In addition to those items discussed in Note 2 —Mergers and Acquisitions, Note 11 — Other Debt and Note 17 — Equity Based Compensation and the following events occurred subsequent to December 31, 2013 that require adjustments to the disclosures in the consolidated financial statements:
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from January 1, 2014 to February 26, 2014 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – December 31, 2013 (2)	1,329	34,185,054	$5,162,688
Acquisitions	1,390	22,194,026	2,999,222
Cole Merger	1,052	46,416,973	*
Total Portfolio – February 26, 2014 (2)	3,771	102,796,053	*
____________________________
(1)Contract purchase price, excluding acquisition and transaction related costs.

(2)	Total portfolio excludes one vacant property contributed in September 2011, which was classified as held for sale as of December 31, 2013.
* As discussed in Note 2 — Mergers and Acquisitions, the Company has not completed its premium purchase price allocation. As such the Company has yet to determine the base purchase price that will be assigned to the real estate investments acquired in the Cole Merger.
Transition to Self-Management
On January 8, 2014, the Company completed its transition to self-management. In connection with becoming self-managed, ARCP terminated its management agreement with its Former Manager and certain former executives and employees of its Former Manager became employees of the Company.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2013

Termination of Management Agreement
In connection with the transition by the Company to self-management, on January 8, 2014, the Company and its Former Manager entered into an Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement (the “Termination Agreement”), dated January 8, 2014. The Termination Agreement provided for termination of the Amended and Restated Management Agreement, dated February 28, 2013, between the Company and its Former Manager, effective January 8, 2014. Pursuant to the Termination Agreement, the Company's Former Manager agreed to continue to provide services previously provided under the Management Agreement, to the extent required by the Company, for a period of 60 days following January 8, 2014 and received a payment in the amount of $10.0 million for providing such services.
Pursuant to an Assignment and Assumption Agreement (the “Assignment”) dated January 8, 2014 between AR Capital, LLC, an affiliate of the Company's Former Manager (“AR Capital”) and RCS Advisory Services, LLC, AR Capital assigned to the Company, and the Company assumed, certain of the rights and obligations under that certain Services Agreement dated as of June 10, 2013 between AR Capital and RCS Advisory Services, LLC (the “Services Agreement”). Under the Services Agreement, RCS Advisory Services, LLC and its affiliates had been providing to the Company certain transaction management services and other services, employees and other resources. The Assignment enables the Company to continue to receive the services and resources contemplated under the Services Agreement, at the Company’s discretion.
In addition, pursuant to a separate Transition Services Agreement (the “Transition Services Agreement”), dated October 21, 2013, affiliates of the Company's Former Manager agreed to provide certain transition services, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, insurance and risk management, information technology, telecommunications and internet and services relating to office supplies. The Transition Services Agreement will be in effect for a 60-day term beginning on the date the Company became self-managed, and may be extended by the Company at its discretion. Should the Company request any services, the Company will pay a fee at an hourly rate or flat rate to be agreed on, not to exceed a market rate for the services to be provided pursuant to the Transition Services Agreement.
Purchase of Furniture, Fixtures and Equipment
On January 8, 2014, the OP entered into the Asset Purchase and Sale Agreement with the Company's Former Manager (the “Purchase Agreement”), pursuant to which the Former Manager transferred to the OP furniture, fixtures and equipment used by the Former Manager in connection with the business of the Company. Under the Purchase Agreement, the OP paid the Company's Former Manager $10.0 million for the furniture, fixtures and equipment and certain unreimbursed expenses.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
24 Hour Fitness	Woodlands	TX	—	(1)	2,690	8,312	—	11,002	146	9/24/2013	2001
7-Eleven	Sarasota	FL	—	(1)	1,312	1,312	—	2,624	80	11/19/2012	2000
7-Eleven	Gloucester	VA	—	(1)	144	578	—	722	32	12/24/2012	1985
7-Eleven	Hampton	VA	—	(1)	69	624	—	693	35	12/24/2012	1986
7-Eleven	Hampton	VA	—	(1)	161	644	—	805	36	12/24/2012	1959
Abbott Laboratories	Waukegan	IL	13,649		4,734	20,465	—	25,199	156	11/5/2013	2000
Abbott Laboratories	Columbus	OH	—	(2)	800	10,658	—	11,458	81	11/5/2013	2004
Academy Sports	Fayetteville	AR	—		1,900	7,601	—	9,501	534	12/28/2012	2012
Academy Sports	Dalton	GA	—		998	5,656	—	6,654	331	2/20/2013	2012
Advance Auto	Birmingham	AL	—	(1)	330	494	—	824	23	2/28/2013	1999
Advance Auto	Birmingham	AL	—	(1)	455	373	—	828	17	2/28/2013	1997
Advance Auto	Calera	AL	—	(1)	723	723	—	1,446	41	12/27/2012	2008
Advance Auto	Dothan	AL	—	(1)	326	326	—	652	18	12/31/2012	1997
Advance Auto	Enterprise	AL	—	(1)	280	420	—	700	24	12/31/2012	1995
Advance Auto	Albany	GA	—	(1)	210	629	—	839	35	12/31/2012	1995
Advance Auto	Cairo	GA	—	(1)	140	326	—	466	18	12/31/2012	1993
Advance Auto	Hazlehurst	GA	—	(1)	113	451	—	564	25	12/31/2012	1998
Advance Auto	Hinesville	GA	—	(1)	352	430	—	782	24	12/31/2012	1994
Advance Auto	Perry	GA	—	(1)	209	487	—	696	27	12/31/2012	1994
Advance Auto	Thomasville	GA	—	(1)	251	377	—	628	21	12/31/2012	1997
Advance Auto	Auburn	IN	—		337	1,347	—	1,684	132	3/29/2012	2007
Advance Auto	Clinton	IN	—	(1)	182	729	—	911	24	6/5/2013	2004
Advance Auto	Fort Wayne	IN	—	(1)	193	450	—	643	21	2/28/2013	1998
Advance Auto	Fort Wayne	IN	—	(1)	200	371	—	571	17	2/28/2013	1998
Advance Auto	Salina	KS	—	(1)	195	782	—	977	29	4/30/2013	2006
Advance Auto	Barbournville	KY	—	(1)	194	1,098	—	1,292	46	4/15/2013	2006
Advance Auto	Bardstown	KY	—	(1)	272	1,090	—	1,362	66	12/10/2012	2005
Advance Auto	Brandenburg	KY	—	(1)	186	742	—	928	45	12/10/2012	2005

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Advance Auto	Hardinsburg	KY	—	(1)	94	845	—	939	51	12/10/2012	2007
Advance Auto	Inez	KY	—	(1)	130	1,174	—	1,304	88	8/22/2012	2010
Advance Auto	Leitchfield	KY	—	(1)	104	939	—	1,043	57	12/10/2012	2005
Advance Auto	West Liberty	KY	—	(1)	249	996	—	1,245	42	4/15/2013	2006
Advance Auto	Rayne	LA	—	(1)	122	490	—	612	16	5/21/2013	2000
Advance Auto	Caro	MI	—	(8)	117	665	—	782	78	11/23/2011	2002
Advance Auto	Charlotte	MI	—	(8)	123	697	—	820	82	11/23/2011	2002
Advance Auto	Flint	MI	—	(1)	133	534	—	667	62	11/23/2011	2002
Advance Auto	Livonia	MI	—	(8)	210	629	14	853	74	12/12/2011	2003
Advance Auto	Manistee	MI	—	(1)	348	1,043	—	1,391	44	4/15/2013	2007
Advance Auto	Sault Ste. Marie	MI	—	(8)	75	671	—	746	78	11/23/2011	2003
Advance Auto	Ypsilanti	MI	—	(1)	85	483	—	568	57	11/23/2011	2002
Advance Auto	Eden	NC	—	(1)	320	746	—	1,066	17	7/16/2013	2004
Advance Auto	Granite Falls	NC	—	(1)	251	1,005	—	1,256	80	8/9/2012	2010
Advance Auto	Lakewood	NJ	—	(1)	750	1,750	—	2,500	131	8/22/2012	2010
Advance Auto	Woodbury	NJ	—	(1)	446	1,784	—	2,230	150	6/20/2012	2007
Advance Auto	Eaton	OH	—	(1)	157	471	—	628	15	6/13/2013	1987
Advance Auto	Franklin	OH	—	(1)	218	873	—	1,091	69	8/9/2012	1984
Advance Auto	Springfield	OH	—	(1)	461	1,075	—	1,536	60	12/31/2012	2005
Advance Auto	Van Wert	OH	—	(1)	33	630	—	663	21	6/13/2013	1998
Advance Auto	Warren	OH	—		83	745	—	828	73	4/12/2012	2003
Advance Auto	Oklahoma City	OK	—	(1)	208	1,178	—	1,386	94	8/9/2012	2007
Advance Auto	Chambersburg	PA	—	(1)	553	830	—	1,383	39	2/28/2013	1997
Advance Auto	Selinsgrove	PA	—	(1)	99	891	—	990	29	6/3/2013	2003
Advance Auto	Titusville	PA	—	(1)	207	1,172	—	1,379	71	12/12/2012	2010
Advance Auto	Chapin	SC	—	(1)	395	922	—	1,317	78	6/20/2012	2007
Advance Auto	Chesterfield	SC	—	(1)	131	745	—	876	63	6/27/2012	2008
Advance Auto	Greenwood	SC	—		210	630	—	840	65	3/9/2012	1995
Advance Auto	Sweetwater	TN	—	(1)	360	839	—	1,199	51	11/29/2012	2006
Advance Auto	Alton	TX	—	(1)	169	958	—	1,127	63	10/18/2012	2006
Advance Auto	Houston	TX	—	(3)	248	991	—	1,239	125	9/30/2011	2006
Advance Auto	Houston	TX	—	(3)	343	1,029	—	1,372	130	9/30/2011	2006

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Advance Auto	Houston	TX	—	(1)	837	685	—	1,522	51	8/21/2012	2007
Advance Auto	Pasadena	TX	—	(1)	382	1,146	—	1,528	97	7/6/2012	2008
Advance Auto	Fort Atkinson	WI	—	(1)	353	824	—	1,177	15	8/26/2013	2004
Advance Auto	Kenosha	WI	—	(1)	569	465	—	1,034	22	3/13/2013	2004
Advance Auto	St. Marys	WY	—	(1)	309	928	—	1,237	52	12/28/2012	2007
Aetna Life Insurance Company	Fresno	CA	16,043		3,405	21,546	—	24,951	164	11/5/2013	2008
Ale House	Orlando	FL	—	(1)	290	3,647	—	3,937	105	6/27/2013	1994
Ale House	Orlando	FL	—	(1)	270	3,668	—	3,938	105	6/27/2013	1993
Ale House	Saint Petersburg	FL	—		930	3,116	—	4,046	89	6/27/2013	1998
Allstate Insurance Company	Charlotte	NC	18,846		8,320	22,163	—	30,483	169	11/5/2013	1990
Allstate Insurance Company	Roanoke	VA	20,064		6,176	26,007	—	32,183	198	11/5/2013	1981
AMCOR	Alhambra	MI	—	(1)	7,143	8,730	—	15,873	488	1/24/2013	1966
AMEC plc	Houston	TX	15,765		2,524	28,919	—	31,443	221	11/5/2013	2003
Ameriprise	Ashwaubenon	WI	—		751	14,260	—	15,011	631	1/25/2013	2000
AON Corporation	Lincolnshire	IL	—		5,336	101,378	—	106,714	5,125	11/16/2012	1998
Applebee's	Clinton	IA	—	(1)	490	1,184	—	1,674	34	6/27/2013	1997
Applebee's	Fort Dodge	IA	—	(1)	—	1,363	—	1,363	39	6/27/2013	1997
Applebee's	Marshalltown	IA	—	(1)	660	1,175	—	1,835	34	6/27/2013	1997
Applebee's	Mason City	IA	—	(1)	340	1,495	—	1,835	43	6/27/2013	1997
Applebee's	Muscatine	IA	—	(1)	330	1,266	—	1,596	36	6/27/2013	1996
Applebee's	Sterling	IL	—	(1)	390	1,291	—	1,681	37	6/27/2013	1996
Applebee's	Hopkinsville	KY	—	(1)	460	1,265	—	1,725	36	6/27/2013	1997
Applebee's	Greenville	SC	—	(1)	600	2,166	—	2,766	62	6/27/2013	1999
Applebee's	Antioch	TN	—	(1)	470	878	—	1,348	25	6/27/2013	1991
Applebee's	Clarksville	TN	—	(1)	570	1,729	—	2,299	50	6/27/2013	1995
Applebee's	Columbia	TN	—	(1)	590	1,823	—	2,413	52	6/27/2013	1996
Applebee's	Cookeville	TN	—	(1)	410	1,128	—	1,538	32	6/27/2013	1993
Applebee's	Hermitage	TN	—	(1)	530	1,491	—	2,021	43	6/27/2013	1992
Applebee's	Lebanon	TN	—	(1)	460	1,120	—	1,580	32	6/27/2013	1998
Applebee's	Madison	TN	—	(1)	460	772	—	1,232	22	6/27/2013	1995

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Arby's	Arab	AL	—	(1)	40	887	—	927	25	6/27/2013	1988
Arby's	Hampton Cove	AL	—	(1)	310	986	—	1,296	27	6/27/2013	2007
Arby's	Sacramento	CA	—	(1)	520	195	—	715	5	6/27/2013	1981
Arby's	Arvada	CO	—	(1)	190	1,465	—	1,655	41	6/27/2013	1994
Arby's	Orange Park	FL	—	(1)	420	1,256	—	1,676	35	6/27/2013	1998
Arby's	Canton	GA	—	(1)	370	1,200	—	1,570	33	6/27/2013	1998
Arby's	Douglasville	GA	—	(1)	370	1,692	—	2,062	47	6/27/2013	1999
Arby's	Suwanee	GA	—	(1)	370	1,561	—	1,931	43	6/27/2013	1998
Arby's	Avon	IN	—	(1)	500	812	—	1,312	22	6/27/2013	1996
Arby's	Indianapolis	IN	—	(1)	530	1,236	—	1,766	34	6/27/2013	2000
Arby's	Indianapolis	IN	—	(1)	370	1,130	—	1,500	31	6/27/2013	1978
Arby's	Kansas City	KS	—	(1)	280	364	—	644	10	6/27/2013	1970
Arby's	Salina	KS	—	(1)	540	300	—	840	8	6/27/2013	1980
Arby's	Topeka	KS	—	(1)	240	291	—	531	8	6/27/2013	1979
Arby's	Topeka	KS	—	(1)	270	433	—	703	12	6/27/2013	1979
Arby's	Alma	MI	—	(1)	380	408	—	788	11	6/27/2013	1994
Arby's	Chesterfield	MI	—	(1)	210	841	—	1,051	23	6/27/2013	1990
Arby's	Davison	MI	—	(1)	420	631	—	1,051	17	6/27/2013	1980
Arby's	Flint	MI	—	(1)	110	1,422	—	1,532	39	6/27/2013	1979
Arby's	Flint	MI	—	(1)	230	1,428	—	1,658	40	6/27/2013	1962
Arby's	Midland	MI	—	(1)	340	753	—	1,093	21	6/27/2013	1994
Arby's	Pontiac	MI	—	(1)	180	962	—	1,142	27	6/27/2013	1968
Arby's	Port Huron	MI	—	(1)	210	868	—	1,078	24	6/27/2013	1975
Arby's	Saginaw	MI	—	(1)	310	1,110	—	1,420	31	6/27/2013	1970
Arby's	South Haven	MI	—	(1)	260	573	—	833	16	6/27/2013	1988
Arby's	Walker	MI	—	(1)	360	1,002	—	1,362	28	6/27/2013	1999
Arby's	Fayetteville	NC	—	(1)	420	2,001	—	2,421	55	6/27/2013	2006
Arby's	Greensboro	NC	—	(1)	300	906	—	1,206	25	6/27/2013	1990
Arby's	Greenville	NC	—	(1)	310	681	—	991	19	6/27/2013	1995
Arby's	Jonesville	NC	—	(1)	350	908	—	1,258	25	6/27/2013	1995
Arby's	Kernersville	NC	—	(1)	280	774	—	1,054	21	6/27/2013	1994
Arby's	Kinston	NC	—	(1)	350	832	—	1,182	23	6/27/2013	1995

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Arby's	Lexington	NC	—	(1)	360	873	—	1,233	24	6/27/2013	1992
Arby's	Columbus	OH	—	(1)	400	1,155	—	1,555	32	6/27/2013	1999
Arby's	Reynoldsburg	OH	—	(1)	370	945	—	1,315	26	6/27/2013	1998
Arby's	Willard	OH	—	(1)	230	599	—	829	17	6/27/2013	2005
Arby's	Allentown	PA	—	(1)	600	1,652	—	2,252	46	6/27/2013	1978
Arby's	Carlisle	PA	—	(1)	200	472	—	672	13	6/27/2013	1992
Arby's	Hanover	PA	—	(1)	400	921	—	1,321	26	6/27/2013	1994
Arby's	Myrtle Beach	SC	—	(1)	370	1,132	—	1,502	31	6/27/2013	1999
Arby's	Amarillo	TX	—	(1)	260	627	—	887	17	6/27/2013	1992
AT&T	Richardson	TX	20,224		1,891	29,797	—	31,688	227	11/5/2013	1987
Auto Zone	Chicago	IL	—	(1)	698	1,047	—	1,745	39	4/30/2013	2007
Bandana's Bar-B-Q Restaurant	Collinsville	IL	—	(1)	340	627	—	967	18	6/27/2013	1987
Bandana's Bar-B-Q Restaurant	Arnold	MO	—	(1)	460	433	—	893	12	6/27/2013	1999
Baxter International, Inc.	Bloomington	IN	—	(2)	1,310	8,216	—	9,526	84	11/5/2013	2004
Bed Bath & Beyond	Stockton	CA	—		2,761	52,454	—	55,215	4,266	8/17/2012	2003
Big O Tires	Los Lunas	NM	—	(1)	316	1,265	—	1,581	116	6/1/2012	2006
BJ's Wholesale Club	Canton	OH	—		456	8,668	—	9,124	507	2/20/2013	1998
Black Angus	Dublin	CA	—	(1)	620	2,467	—	3,087	71	6/27/2013	1999
Bojangles	Winder	GA	—	(1)	645	1,198	—	1,843	120	7/30/2012	2011
Bojangles	Biscoe	NC	—	(1)	247	986	—	1,233	75	11/29/2012	2010
Bojangles	Boone	NC	—	(1)	278	833	—	1,111	83	7/27/2012	1980
Bojangles	Dobson	NC	—	(1)	251	1,004	—	1,255	100	7/30/2012	2010
Bojangles	Indian Trail	NC	—	(1)	655	1,217	—	1,872	121	7/27/2012	2011
Bojangles	Morganton	NC	—		566	1,321	—	1,887	132	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	(1)	442	1,032	—	1,474	103	7/27/2012	2011
Bojangles	Southport	NC	—	(1)	505	1,179	—	1,684	118	7/30/2012	2011
Bojangles	Chapin	SC	—	(1)	577	1,071	—	1,648	107	8/9/2012	2009
Bojangles	Clinton	SC	—	(1)	397	926	—	1,323	92	7/27/2012	2009
Bojangles	Greenwood	SC	—	(1)	440	1,320	—	1,760	77	2/28/2013	2011
Bojangles	Moncks Corner	SC	—	(1)	505	1,179	—	1,684	90	11/29/2012	2010
Bojangles	Walterboro	SC	—	(1)	454	1,363	—	1,817	104	11/29/2012	2010

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Boston Market	Indianapolis	IN	—	(1)	930	—	—	930	—	6/27/2013	1997
Boston Market	Indianapolis	IN	—	(1)	410	1,070	—	1,480	30	6/27/2013	1997
Boston Market	Fayetteville	NC	—	(1)	460	1,520	—	1,980	42	6/27/2013	1996
Boston Market	Raleigh	NC	—	(1)	280	1,015	—	1,295	28	6/27/2013	1994
Brangus Steakhouse	Jasper	AL	—	(1)	140	219	—	359	6	6/27/2013	1986
Bruegger's Bagels	Iowa City	IA	—	(1)	40	379	—	419	10	6/27/2013	2013
Bruegger's Bagels	Raleigh	NC	—	(1)	230	654	—	884	18	6/27/2013	1997
Buca di Beppo Italian	Wheeling	IL	—	(1)	450	1,272	—	1,722	36	6/27/2013	1975
Buca di Beppo Italian	Westlake	OH	—	(1)	370	887	—	1,257	25	6/27/2013	1900
Bunge North America, Inc.	Fort Worth	TX	6,262		1,100	7,734	—	8,834	67	11/5/2013	2005
Burger King	Tucson	AZ	—	(1)	300	1,307	—	1,607	36	6/27/2013	1980
Burger King	Atlanta	GA	—	(1)	380	499	—	879	14	6/27/2013	1984
Burger King	Fort Oglethorpe	GA	—	(1)	170	2,175	—	2,345	60	6/27/2013	1979
Burger King	Marietta	GA	—	(1)	350	916	—	1,266	25	6/27/2013	1983
Burger King	Chicago	IL	—	(1)	580	1,413	—	1,993	39	6/27/2013	1996
Burger King	Highland	IN	—	(1)	410	992	—	1,402	27	6/27/2013	1996
Burger King	Madisonville	KY	—	(1)	550	1,067	—	1,617	30	6/27/2013	1980
Burger King	Caribou	ME	—	(1)	770	440	—	1,210	12	6/27/2013	1978
Burger King	Grand Rapids	MI	—	(1)	490	545	—	1,035	15	6/27/2013	1968
Burger King	Grand Rapids	MI	—	(1)	260	780	—	1,040	22	6/27/2013	1993
Burger King	Holland	MI	—	(1)	420	707	—	1,127	20	6/27/2013	1978
Burger King	Sparta	MI	—	(1)	640	570	—	1,210	16	6/27/2013	1992
Burger King	Walled Lake	MI	—	(1)	470	433	—	903	12	6/27/2013	1982
Burger King	Durham	NC	—	(1)	170	352	—	522	10	6/27/2013	1990

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Burger King	Rockingham	NC	—		430	1,171	—	1,601	32	6/27/2013	1980
Burger King	Edison	NJ	—	(1)	480	1,075	—	1,555	30	6/27/2013	1985
Burger King	Manahawkin	NJ	—	(1)	310	748	—	1,058	21	6/27/2013	1980
Burger King	Elko	NV	—	(1)	260	1,001	—	1,261	28	6/27/2013	1982
Burger King	Albany	NY	—	(1)	330	850	—	1,180	24	6/27/2013	1980
Burger King	Central Square	NY	—	(1)	500	1,189	—	1,689	33	6/27/2013	1992
Burger King	Cohoes	NY	—	(1)	270	563	—	833	16	6/27/2013	1989
Burger King	Montgomery	NY	—	(1)	480	1,042	—	1,522	29	6/27/2013	1981
Burger King	Schenectady	NY	—	(1)	380	936	—	1,316	26	6/27/2013	1984
Burger King	Willoughby	OH	—	(1)	410	1,005	—	1,415	28	6/27/2013	1980
Burger King	Ardmore	OK	—	(1)	270	1,023	—	1,293	28	6/27/2013	1979
Burger King	Corvallis	OR	—	(1)	170	195	—	365	5	6/27/2013	1977
Burger King	Roseburg	OR	—	(1)	350	886	—	1,236	25	6/27/2013	1981
Burger King	Old Forge	PA	—	(1)	390	905	—	1,295	25	6/27/2013	1977
Burger King	Gaffney	SC	—	(1)	370	880	—	1,250	24	6/27/2013	1979
Burger King	Greenville	SC	—	(1)	420	571	—	991	16	6/27/2013	1982
Burger King	Chattanooga	TN	—	(1)	740	1,591	—	2,331	44	6/27/2013	1997
Burger King	Cleburne	TX	—	(1)	300	603	—	903	17	6/27/2013	1985
Burger King	Bluefield	WV	—	(1)	210	1,163	—	1,373	32	6/27/2013	1982
Cadbury Holdings Limited	Whippany	NJ	31,793		2,767	37,046	—	39,813	282	11/5/2013	2005
Capital One Financial Corporation	Plano	TX	—	(2)	8,440	22,179	191	30,810	169	11/5/2013	2005
Captain D's	Statesboro	GA	—	(1)	350	401	—	751	11	6/27/2013	1974
Captain D's	Southaven	MS	—	(1)	270	564	—	834	16	6/27/2013	1992
Captain D's	Memphis	TN	—	(1)	230	338	—	568	9	6/27/2013	2000
Captain D's	Dallas	TX	—	(1)	160	535	—	695	15	6/27/2013	1979
Captain D's	Grand Prairie	TX	—	(1)	260	338	—	598	9	6/27/2013	1987
Caribou Coffee	Grosse Pointe Woods	MI	—	(1)	140	1,046	—	1,186	29	6/27/2013	1982
Carlos O'Kelly's	Mason City	IA	—	(1)	290	1,255	—	1,545	36	6/27/2013	1955
Carlos O'Kelly's	Bloomington	IL	—	(1)	270	1,375	—	1,645	39	6/27/2013	1990
Carlos O'Kelly's	Springfield	MO	—	(1)	840	730	—	1,570	21	6/27/2013	1992
Charleston's	Carmel	IN	—	(1)	140	3,016	—	3,156	86	6/27/2013	1999

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Check City	Taylorsville	UT	—	(1)	180	953	—	1,133	27	6/27/2013	1997
Checkers	Huntsville	AL	—	(1)	689	—	—	689	—	6/27/2013	1993
Checkers	Hollywood	FL	—	(1)	160	2,220	—	2,380	64	6/27/2013	1993
Checkers	Lauderhill	FL	—	(1)	280	1,951	—	2,231	56	6/27/2013	1996
Checkers	Plantation	FL	—	(1)	220	1,461	—	1,681	42	6/27/2013	1994
Checkers	Fayetteville	GA	—	(1)	681	—	—	681	—	6/27/2013	1992
Chevys	Greenbelt	MD	—	(1)	530	2,399	—	2,929	69	6/27/2013	1994
Chevys	Lake Oswego	OR	—	(1)	590	1,693	—	2,283	49	6/27/2013	1995
Chili's	Fayetteville	AR	—	(1)	1,370	1,714	—	3,084	49	6/27/2013	1991
Chili's	Boise	ID	—	(1)	400	751	—	1,151	22	6/27/2013	1992
Chili's	Riverdale	UT	—	(1)	800	899	—	1,699	26	6/27/2013	1993
Chili's	Cheyenne	WY	—	(1)	270	815	—	1,085	23	6/27/2013	1994
Chipper's Grill	Streator	IL	—	(1)	190	255	—	445	7	6/27/2013	1988
Cimarex Energy Company	Tulsa	OK	30,676		2,801	66,590	—	69,391	508	11/5/2013	In process
Circle K	Phoenix	AZ	—	(1)	344	1,377	—	1,721	129	5/4/2012	1986
Circle K	Martinez	GA	—	(1)	348	813	—	1,161	61	8/28/2012	2003
Circle K	Akron	OH	—	(1)	675	1,254	—	1,929	88	9/27/2012	1996
Citizens Bank	Colchester	CT	—	(1)	185	1,049	—	1,234	70	9/26/2012	1981
Citizens Bank	Deep River	CT	—	(1)	453	1,812	—	2,265	121	9/26/2012	1851
Citizens Bank	East Hampton	CT	—	(7)	312	935	—	1,247	84	4/26/2012	1984
Citizens Bank	East Lyme	CT	—	(1)	258	1,032	—	1,290	69	9/26/2012	1972
Citizens Bank	Hamden	CT	—	(1)	581	475	—	1,056	32	9/26/2012	1893
Citizens Bank	Higganum	CT	—	(9)	171	971	—	1,142	219	10/1/2008	1983
Citizens Bank	Montville	CT	—	(1)	413	2,342	—	2,755	157	9/26/2012	1984
Citizens Bank	New London	CT	—	(1)	94	534	—	628	121	10/1/2008	1900
Citizens Bank	Stonington	CT	—	(1)	104	937	—	1,041	54	12/14/2012	1982
Citizens Bank	Stonington	CT	—	(1)	190	1,079	—	1,269	72	9/26/2012	1960
Citizens Bank	Lewes	DE	—	(1)	102	916	—	1,018	41	2/22/2013	1968
Citizens Bank	Smyrna	DE	—	(9)	183	1,036	—	1,219	215	3/1/2009	1940
Citizens Bank	Wilmington	DE	—	(7)	250	464	—	714	41	4/26/2012	1950
Citizens Bank	Wilmington	DE	—	(7)	299	299	—	598	27	4/26/2012	1981
Citizens Bank	Alsip	IL	—	(1)	226	1,280	—	1,506	289	10/1/2008	1981

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Calumet City	IL	—	(7)	168	393	—	561	35	4/26/2012	1975
Citizens Bank	Chicago	IL	—	(7)	189	81	—	270	7	4/26/2012	1990
Citizens Bank	Chicago	IL	—	(1)	267	1,511	—	1,778	341	10/1/2008	1923
Citizens Bank	Chicago	IL	—	(1)	191	1,082	—	1,273	244	10/1/2008	1979
Citizens Bank	Elmwood Park	IL	—	(1)	431	2,441	—	2,872	481	6/1/2009	1977
Citizens Bank	Evergreen Park	IL	—	(1)	167	944	—	1,111	213	10/1/2008	1982
Citizens Bank	Lyons	IL	—	(1)	214	1,212	—	1,426	274	10/1/2008	1957
Citizens Bank	Olympia Fields	IL	—	(7)	426	1,704	—	2,130	152	4/26/2012	1974
Citizens Bank	Wilmington	IL	—	(1)	330	1,872	—	2,202	349	9/1/2009	1964
Citizens Bank	Dorchester	MA	—		386	386	—	772	34	4/26/2012	1960
Citizens Bank	Ludlow	MA	—	(1)	810	540	—	1,350	36	9/26/2012	1948
Citizens Bank	Malden	MA	—	(1)	488	596	—	1,084	40	9/26/2012	1920
Citizens Bank	Malden	MA	—		484	1,935	—	2,419	130	9/26/2012	1988
Citizens Bank	Medford	MA	—		589	1,094	—	1,683	73	9/26/2012	1938
Citizens Bank	New Bedford	MA	—	(1)	297	694	—	991	46	9/26/2012	1983
Citizens Bank	Randolph	MA	—		480	1,439	—	1,919	96	9/26/2012	1979
Citizens Bank	Somerville	MA	—	(1)	561	561	—	1,122	38	9/26/2012	1940
Citizens Bank	South Dennis	MA	—	(1)	—	1,294	—	1,294	75	12/14/2012	1986
Citizens Bank	Springfield	MA	—	(1)	187	747	—	934	27	5/10/2013	1975
Citizens Bank	Tewksbury	MA	—	(7)	266	1,063	—	1,329	95	4/26/2012	1998
Citizens Bank	Watertown	MA	—	(1)	443	542	—	985	36	9/26/2012	1950
Citizens Bank	Wilbraham	MA	—	(7)	148	591	—	739	53	4/26/2012	1967
Citizens Bank	Winthrop	MA	—	(1)	390	724	—	1,114	48	9/26/2012	1974
Citizens Bank	Woburn	MA	—	(1)	350	816	—	1,166	47	12/14/2012	1991

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Clinton Township	MI	—	(1)	574	3,250	—	3,824	746	9/1/2008	1970
Citizens Bank	Dearborn	MI	—	(1)	434	2,461	—	2,895	459	9/1/2009	1977
Citizens Bank	Dearborn	MI	—	(1)	385	2,184	—	2,569	407	9/1/2009	1974
Citizens Bank	Detroit	MI	—	(1)	112	636	—	748	148	8/1/2008	1958
Citizens Bank	Detroit	MI	—	(1)	204	1,159	—	1,363	270	8/1/2008	1956
Citizens Bank	Grosse Pointe	MI	—	(1)	410	2,322	—	2,732	508	12/1/2008	1975
Citizens Bank	Harper Woods	MI	—	(1)	207	1,171	—	1,378	273	8/1/2008	1983
Citizens Bank	Highland Park	MI	—	(1)	150	848	—	998	198	8/1/2008	1967
Citizens Bank	Lathrup Village	MI	—	(1)	283	1,602	—	1,885	362	10/1/2008	1980
Citizens Bank	Livonia	MI	—	(1)	261	1,476	—	1,737	344	8/1/2008	1959
Citizens Bank	Richmond	MI	—	(1)	168	951	—	1,119	222	8/1/2008	1980
Citizens Bank	Southfield	MI	—	(1)	283	1,605	—	1,888	368	9/1/2008	1975
Citizens Bank	St. Clair Shores	MI	—	(1)	309	1,748	—	2,057	407	8/1/2008	1961
Citizens Bank	Utica	MI	—	(1)	376	2,133	—	2,509	466	12/1/2008	1982
Citizens Bank	Warren	MI	—	(1)	178	1,009	—	1,187	228	10/1/2008	1963
Citizens Bank	Keene	NH	—		132	2,511	—	2,643	146	12/14/2012	1900
Citizens Bank	Manchester	NH	—	(1)	—	1,568	—	1,568	91	12/14/2012	1985
Citizens Bank	Manchester	NH	—	(1)	640	782	—	1,422	52	9/26/2012	1941
Citizens Bank	Ossipee	NH	—	(7)	176	264	—	440	24	4/26/2012	1980
Citizens Bank	Pelham	NH	—	(7)	113	340	—	453	30	4/26/2012	1983
Citizens Bank	Pittsfield	NH	—	(1)	160	908	—	1,068	205	10/1/2008	1976
Citizens Bank	Rollinsford	NH	—	(1)	78	444	—	522	100	10/1/2008	1977
Citizens Bank	Salem	NH	—	(1)	328	1,312	—	1,640	76	12/14/2012	1980
Citizens Bank	Haddon Heights	NJ	—	(1)	316	948	—	1,264	21	7/23/2013	1960
Citizens Bank	Marlton	NJ	—	(7)	444	825	—	1,269	74	4/26/2012	1988
Citizens Bank	Albany	NY	—	(9)	232	1,315	—	1,547	245	9/1/2009	1994
Citizens Bank	Amherst (Buffalo)	NY	—	(9)	238	1,348	—	1,586	266	6/1/2009	1995
Citizens Bank	East Aurora	NY	—	(9)	162	919	—	1,081	181	6/1/2009	1996
Citizens Bank	Greene	NY	—	(9)	216	1,227	—	1,443	229	9/1/2009	1994
Citizens Bank	Johnstown	NY	—	(9)	163	923	—	1,086	172	9/1/2009	1994
Citizens Bank	Port Jervis	NY	—	(9)	143	811	—	954	169	3/1/2009	1964
Citizens Bank	Rochester	NY	—	(9)	166	943	—	1,109	186	6/1/2009	1962

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Schenectady	NY	—	(9)	292	1,655	—	1,947	309	9/1/2009	1994
Citizens Bank	Vails Gate	NY	—	(9)	284	1,610	—	1,894	300	9/1/2009	1968
Citizens Bank	Whitesboro	NY	—	(9)	130	739	—	869	138	9/1/2009	1994
Citizens Bank	Alliance	OH	—	(1)	204	1,156	—	1,360	274	7/1/2008	1972
Citizens Bank	Bedford	OH	—	(7)	175	699	—	874	62	4/26/2012	2005
Citizens Bank	Boardman	OH	—	(1)	280	1,589	—	1,869	376	7/1/2008	1984
Citizens Bank	Broadview Heights	OH	—	(1)	201	1,140	—	1,341	237	3/1/2009	2000
Citizens Bank	Brunswick	OH	—	(1)	186	1,057	—	1,243	250	7/1/2008	2004
Citizens Bank	Cleveland	OH	—	(1)	239	1,357	—	1,596	321	7/1/2008	2003
Citizens Bank	Cleveland	OH	—	(1)	210	1,190	—	1,400	282	7/1/2008	1950
Citizens Bank	Cleveland	OH	—	(1)	182	1,031	—	1,213	244	7/1/2008	1960
Citizens Bank	Fairlawn	OH	—		511	2,045	—	2,556	119	12/14/2012	1979
Citizens Bank	Lakewood	OH	—	(1)	196	1,111	—	1,307	207	9/1/2009	1965
Citizens Bank	Louisville	OH	—	(1)	191	1,080	—	1,271	255	7/1/2008	1960
Citizens Bank	Massillon	OH	—	(1)	287	1,624	—	1,911	384	7/1/2008	1976
Citizens Bank	Massillon	OH	—	(1)	212	1,202	—	1,414	284	7/1/2008	1958
Citizens Bank	Mentor	OH	—	(1)	178	1,011	—	1,189	228	10/1/2008	1976
Citizens Bank	Northfield	OH	—	(1)	317	1,797	—	2,114	406	10/1/2008	1960
Citizens Bank	Parma	OH	—	(7)	248	744	—	992	66	4/26/2012	1972
Citizens Bank	Parma	OH	—	(1)	475	581	—	1,056	34	12/14/2012	1971
Citizens Bank	Rocky River	OH	—	(1)	283	1,602	—	1,885	299	9/1/2009	1965
Citizens Bank	South Russell	OH	—	(1)	106	957	—	1,063	56	12/14/2012	1981
Citizens Bank	Wadsworth	OH	—	(1)	158	893	—	1,051	211	7/1/2008	1994
Citizens Bank	Willoughby	OH	—	(1)	395	2,239	—	2,634	506	10/1/2008	1920
Citizens Bank	Allison Park	PA	—	(1)	314	733	—	1,047	49	9/26/2012	1972
Citizens Bank	Altoona	PA	—	(1)	153	459	—	612	27	12/14/2012	1971
Citizens Bank	Ambridge	PA	—	(9)	215	1,217	—	1,432	227	9/1/2009	1925
Citizens Bank	Ashley	PA	—	(1)	225	675	—	900	39	12/14/2012	1928
Citizens Bank	Beaver Falls	PA	—	(1)	138	553	—	691	37	9/26/2012	1968
Citizens Bank	Carlisle	PA	—	(7)	234	546	—	780	49	4/26/2012	1960+
Citizens Bank	Dallas	PA	—	(1)	213	1,205	—	1,418	81	9/26/2012	1949
Citizens Bank	Dillsburg	PA	—	(1)	232	926	—	1,158	54	12/14/2012	1935

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Drexel Hill	PA	—	(1)	266	1,064	—	1,330	62	12/14/2012	1950
Citizens Bank	Erie	PA	—	(1)	168	671	—	839	39	12/14/2012	1954
Citizens Bank	Glenside	PA	—		343	1,370	—	1,713	43	5/22/2013	1958
Citizens Bank	Grove City	PA	—	(7)	292	239	—	531	21	4/26/2012	1977
Citizens Bank	Grove City	PA	—	(7)	41	782	—	823	70	4/26/2012	1920
Citizens Bank	Harrisburg	PA	—	(7)	512	419	—	931	37	4/26/2012	1967
Citizens Bank	Havertown	PA	—	(1)	219	875	—	1,094	59	9/26/2012	2003
Citizens Bank	Homestead	PA	—	(1)	202	807	—	1,009	54	9/26/2012	1960
Citizens Bank	Kingston	PA	—	(1)	404	943	—	1,347	55	12/14/2012	1977
Citizens Bank	Kutztown	PA	—	(7)	81	725	—	806	65	5/11/2012	1974
Citizens Bank	Lancaster	PA	—	(7)	368	552	—	920	49	4/26/2012	1965
Citizens Bank	Lancaster	PA	—	(1)	383	468	—	851	31	9/26/2012	1967
Citizens Bank	Latrobe	PA	—	(1)	148	591	—	739	34	12/14/2012	1969
Citizens Bank	Lititz	PA	—	(7)	37	708	—	745	63	4/26/2012	1964
Citizens Bank	Lower Burrell	PA	—	(1)	180	722	—	902	42	12/14/2012	1980
Citizens Bank	Mechanicsburg	PA	—		288	2,590	—	2,878	174	9/26/2012	1900
Citizens Bank	Mercer	PA	—	(1)	105	314	—	419	18	12/14/2012	1964
Citizens Bank	Metamoras	PA	—	(1)	509	946	—	1,455	55	12/14/2012	1920
Citizens Bank	Milford	PA	—	(1)	513	769	—	1,282	45	12/14/2012	1981
Citizens Bank	Monesson	PA	—	(9)	198	1,123	—	1,321	209	9/1/2009	1930
Citizens Bank	Mount Lebanon	PA	—		215	1,939	—	2,154	130	9/26/2012	1960
Citizens Bank	Mountain Top	PA	—	(1)	111	631	—	742	37	12/14/2012	1980
Citizens Bank	Munhall	PA	—	(7)	191	191	—	382	17	4/26/2012	1973
Citizens Bank	Narberth	PA	—	(9)	420	2,381	—	2,801	444	9/1/2009	1935
Citizens Bank	New Stanton	PA	—	(7)	330	612	—	942	55	4/26/2012	1975
Citizens Bank	Oakmont	PA	—	(1)	199	1,127	—	1,326	65	12/14/2012	1967
Citizens Bank	Philadelphia	PA	—	(7)	184	735	—	919	66	4/26/2012	1904

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Philadelphia	PA	—	(1)	127	722	—	849	42	12/14/2012	1920
Citizens Bank	Pittsburgh	PA	—	(1)	185	1,051	—	1,236	61	12/14/2012	1960
Citizens Bank	Pittsburgh	PA	—	(1)	389	1,168	—	1,557	68	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	(1)	146	2,770	—	2,916	161	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	—		470	2,661	—	3,131	154	12/14/2012	1980
Citizens Bank	Pittsburgh	PA	—	(1)	215	1,219	—	1,434	82	9/26/2012	1970
Citizens Bank	Pittsburgh	PA	—	(1)	256	767	—	1,023	51	9/26/2012	1970
Citizens Bank	Shippensburg	PA	—	(7)	143	429	—	572	38	4/26/2012	1985
Citizens Bank	Slovan	PA	—	(7)	217	117	—	334	10	4/26/2012	1975
Citizens Bank	State College	PA	—	(7)	256	475	—	731	42	4/26/2012	1966
Citizens Bank	Temple	PA	—	(1)	268	626	—	894	42	9/26/2012	1936
Citizens Bank	Turtle Creek	PA	—	(1)	308	923	—	1,231	62	9/26/2012	1970
Citizens Bank	Tyrone	PA	—	(1)	146	583	—	729	34	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	(1)	411	617	—	1,028	36	12/14/2012	1966
Citizens Bank	Verona	PA	—	(7)	264	616	—	880	55	4/26/2012	1972
Citizens Bank	West Grove	PA	—	(7)	181	725	—	906	65	4/26/2012	1980
Citizens Bank	West Hazelton	PA	—	(1)	279	2,509	—	2,788	168	9/26/2012	1900
Citizens Bank	York	PA	—	(7)	337	626	—	963	56	4/26/2012	1955
Citizens Bank	Coventry	RI	—	(1)	559	559	—	1,118	37	9/26/2012	1968
Citizens Bank	Johnston	RI	—	(1)	343	1,030	—	1,373	69	9/26/2012	1972
Citizens Bank	North Providence	RI	—		200	1,800	—	2,000	96	12/31/2012	1971
Citizens Bank	Wakefield	RI	—	(1)	517	959	—	1,476	64	9/26/2012	1976
Citizens Bank	Warren	RI	—	(1)	328	609	—	937	41	9/26/2012	1980
Citizens Bank	Warwick	RI	—	(1)	1,570	5,544	—	7,114	67	9/24/2013	1996
Citizens Bank	Warwick	RI	—	(1)	1,870	9,662	—	11,532	117	9/24/2013	1995
Citizens Bank	Middlebury	VT	—	(1)	363	544	—	907	32	12/14/2012	1969
Citizens Bank	Poultney	VT	—	(1)	149	847	—	996	176	3/1/2009	1860
Citizens Bank	St. Albans	VT	—	(1)	141	798	—	939	166	3/1/2009	1989
Citizens Bank	White River Junction	VT	—	(1)	183	1,039	—	1,222	216	3/1/2009	1975
Comcast Corporation	Englewood	CO	—		1,490	4,661	—	6,151	36	11/5/2013	2011
Community Bank	Whitehall	NY	—	(9)	106	600	—	706	112	9/1/2009	1950
Community National Bank	Lake Mary	FL	—		1,230	1,504	—	2,734	20	10/1/2013	1990

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Cooper Tire & Rubber Company	Franklin	IN	16.998		4,438	33,994	—	38,432	346	11/5/2013	2009
County of Yolo, California	Woodland	CA	10.332		2,640	13,271	—	15,911	101	11/5/2013	2001
Cracker Barrel	Braselton	GA	—		1,294	2,403	—	3,697	197	11/13/2012	2005
Cracker Barrel	Bremen	GA	—		1,012	2,361	—	3,373	194	11/13/2012	2006
Cracker Barrel	Mebane	NC	—		1,106	2,054	—	3,160	169	11/13/2012	2004
Cracker Barrel	Emporia	VA	—		972	2,267	—	3,239	186	11/13/2012	2004
Cracker Barrel	Woodstock	VA	—		928	2,164	—	3,092	178	11/13/2012	2005
Crozer-Keystone Health System	Ridley Park	PA	2.332		—	5,966	—	5,966	46	11/5/2013	2004
CVS	Phoenix	AZ	—		1,511	4,533	—	6,044	68	10/1/2013	2012
CVS	Phoenix	AZ	—		901	2,704	—	3,605	41	10/1/2013	2012
CVS	Fresno	CA	—		1,890	4,409	—	6,299	66	10/1/2013	2012
CVS	Palmdale	CA	—		2,493	4,630	—	7,123	69	10/1/2013	2012
CVS	Sacramento	CA	—		2,163	4,016	—	6,179	60	10/1/2013	2012
CVS	Norwich	CT	—		1,998	5,995	—	7,993	90	10/1/2013	2011
CVS	Lakeland	FL	—		587	2,347	—	2,934	35	10/1/2013	2012
CVS	St. Cloud	FL	—		1,534	1,875	—	3,409	84	4/12/2013	2002
CVS	Alpharetta	GA	—	(1)	572	858	—	1,430	64	9/28/2012	1994
CVS	Stockbridge	GA	—	(1)	855	1,283	—	2,138	64	2/28/2013	1998
CVS	Vidalia	GA	—	(1)	368	1,105	—	1,473	83	9/28/2012	2000
CVS	Franklin	IN	—	(1)	310	2,787	—	3,097	293	3/29/2012	1999
CVS	Mandeville	LA	—		2,385	2,915	—	5,300	44	10/1/2013	2012
CVS	Metairie	LA	—		1,895	3,519	—	5,414	53	10/1/2013	2012
CVS	New Orleans	LA	—		2,439	2,439	—	4,878	37	10/1/2013	2012
CVS	Slidell	LA	—		1,142	4,568	—	5,710	69	10/1/2013	2012
CVS	Hingham	MA	—		1,873	5,619	—	7,492	84	10/1/2013	2012
CVS	Malden	MA	—		1,757	5,271	—	7,028	79	10/1/2013	2012
CVS	Detroit	MI	—	(1)	270	2,427	—	2,697	121	2/28/2013	1999
CVS	Harper Woods	MI	—	(1)	499	2,829	—	3,328	141	2/28/2013	1999
CVS	St. Joseph	MO	—		1,022	3,067	—	4,089	46	10/1/2013	2012
CVS	Beaufort	NC	—		378	3,404	—	3,782	51	10/1/2013	2011
CVS	Albuquerque	NM	—		975	3,899	—	4,874	58	10/1/2013	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
CVS	Albuquerque	NM	—		1,029	4,118	—	5,147	62	10/1/2013	2011
CVS	Las Cruces	NM	—		1,295	5,178	—	6,473	78	10/1/2013	2012
CVS	Las Vegas	NV	—		1,374	3,207	—	4,581	257	8/22/2012	2004
CVS	Rochester	NY	—	(1)	965	1,180	—	2,145	83	11/8/2012	1997
CVS	Tulsa	OK	—		950	2,216	—	3,166	33	10/1/2013	2010
CVS	Freeland	PA	—		122	1,096	—	1,218	93	8/8/2012	2004
CVS	Mechanicsburg	PA	—		1,155	3,465	—	4,620	225	11/29/2012	2008
CVS	Shippensburg	PA	—		351	1,988	—	2,339	109	2/8/2013	2002
CVS	Greenville	SC	—	(1)	169	1,520	—	1,689	76	2/28/2013	1997
CVS	Jackson	TN	—		1,209	2,822	—	4,031	42	10/1/2013	2012
CVS	Knoxville	TN	—		1,190	2,210	—	3,400	33	10/1/2013	2011
CVS	Nashville	TN	—	(1)	203	1,148	—	1,351	86	9/28/2012	1996
CVS	Converse	TX	—		1,390	3,243	—	4,633	49	10/1/2013	2011
CVS	Dumas	TX	—		846	2,537	—	3,383	38	10/1/2013	2011
CVS	Elsa	TX	—		915	2,744	—	3,659	41	10/1/2013	2011
CVS	Fort Worth	TX	—		2,453	3,679	—	6,132	55	10/1/2013	2011
CVS	San Antonio	TX	—		1,996	2,993	—	4,989	45	10/1/2013	2011
CVS	San Antonio	TX	—		2,034	3,778	—	5,812	57	10/1/2013	2011
CVS	San Antonio	TX	—		868	2,605	—	3,473	39	10/1/2013	2012
CVS	San Juan	TX	—		610	2,441	—	3,051	37	10/1/2013	2012
CVS	Norfolk	VA	—		697	2,789	—	3,486	42	10/1/2013	2011
CVS	Portsmouth	VA	—		1,230	3,690	—	4,920	55	10/1/2013	2012
CVS	Roanoke	VA	—		825	2,474	—	3,299	37	10/1/2013	2011
CVS	Virginia Beach	VA	—		683	3,868	—	4,551	58	10/1/2013	2012
CVS	Williamsburg	VA	—		907	5,137	—	6,044	77	10/1/2013	2011
Dairy Queen	Mauldin	SC	—	(1)	133	—	—	133	—	6/27/2013	1979
Dairy Queen	Alto	TX	—	(1)	50	110	—	160	3	6/27/2013	1972

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dairy Queen	Pineland	TX	—	(1)	40	120	—	160	3	6/27/2013	1989
Dairy Queen	Silsbee	TX	—	(1)	60	100	—	160	3	6/27/2013	1988
DaVita Dialysis	Osceola	AR	—	(1)	137	1,232	—	1,369	43	3/28/2013	2009
DaVita Dialysis	Allen Park	MI	—	(1)	209	1,885	—	2,094	102	12/31/2012	1955
DaVita Dialysis	St. Pauls	NC	—	(1)	138	1,246	—	1,384	24	8/2/2013	2006
DaVita Dialysis	Beeville	TX	—	(1)	99	1,879	—	1,978	102	12/31/2012	2002
DaVita Dialysis	Federal Way	WA	—		1,929	17,357	—	19,286	1,017	11/21/2012	2000
DC Sports Bar & Steakhouse	Eunice	LA	—	(1)	500	262	—	762	8	6/27/2013	1987
Del Monte Corporation	Lathrop	CA	32,694		—	41,318	—	41,318	420	11/5/2013	1994
Denny's	Winter Springs	FL	—	(1)	550	1,668	—	2,218	48	6/27/2013	1994
Denny's	Merriam	KS	—	(1)	390	1,150	—	1,540	33	6/27/2013	1981
Denny's	Topeka	KS	—	(1)	630	446	—	1,076	13	6/27/2013	1989
Denny's	Branson	MO	—	(1)	620	2,209	—	2,829	63	6/27/2013	1995
Denny's	Kansas City	MO	—	(1)	750	686	—	1,436	20	6/27/2013	1997
Denny's	North Kansas City	MO	—	(1)	630	937	—	1,567	27	6/27/2013	1979
Denny's	Sedalia	MO	—	(1)	500	783	—	1,283	22	6/27/2013	1985
Denny's	Black Mountain	NC	—	(1)	210	505	—	715	14	6/27/2013	1992
Denny's	Mooresville	NC	—	(1)	250	841	—	1,091	24	6/27/2013	1992
Denny's	Watertown	NY	—	(1)	330	1,107	—	1,437	32	6/27/2013	1987
Denny's	Fremont	OH	—	(1)	320	975	—	1,295	28	6/27/2013	1992
Denny's	Ontario	OR	—	(1)	240	1,067	—	1,307	31	6/27/2013	1978
Denny's	Columbia	SC	—	(1)	490	1,115	—	1,605	32	6/27/2013	1998
Denny's	Greenville	SC	—	(1)	570	554	—	1,124	16	6/27/2013	1985
Denny's	Pasadena	TX	—	(1)	500	1,316	—	1,816	38	6/27/2013	1981
Dollar General	Birmingham	AL	—	(1)	156	882	—	1,038	78	6/6/2012	2012
Dollar General	Chunchula	AL	—	(1)	174	697	—	871	65	4/25/2012	2012
Dollar General	Moulton	AL	—	(1)	517	1,207	—	1,724	113	4/26/2012	2012
Dollar General	Gardendale	AL	—	(1)	142	805	—	947	64	8/9/2012	2012
Dollar General	Red Level	AL	—		120	680	—	800	83	10/31/2011	2010
Dollar General	Tarrant	AL	—	(5)	217	869	—	1,086	102	12/12/2011	2011
Dollar General	Tuscaloosa	AL	—		133	756	—	889	85	12/30/2011	2011
Dollar General	Ash Flat	AR	—	(1)	44	132	—	176	11	6/19/2012	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	Batesville	AR	—	(1)	32	285	—	317	7	7/25/2013	1998
Dollar General	Batesville	AR	—	(1)	42	374	—	416	9	7/25/2013	1999
Dollar General	Beebe	AR	—	(1)	51	458	—	509	11	7/25/2013	1999
Dollar General	Bella Vista	AR	—	(1)	129	302	—	431	37	11/10/2011	2005
Dollar General	Bergman	AR	—	(1)	113	639	—	752	54	7/2/2012	2011
Dollar General	Blytheville	AR	—	(1)	30	274	—	304	6	7/25/2013	2000
Dollar General	Carlisle	AR	—	(1)	13	245	—	258	30	11/10/2011	2005
Dollar General	Des Arc	AR	—	(1)	56	508	—	564	12	7/25/2013	1999
Dollar General	Dumas	AR	—	(1)	46	412	—	458	10	7/25/2013	1998
Dollar General	Flippin	AR	—	(1)	53	64	—	117	5	6/19/2012	1994
Dollar General	Gassville	AR	—	(1)	54	305	—	359	7	7/25/2013	1999
Dollar General	Green Forest	AR	—	(1)	52	293	—	345	36	11/10/2011	2005
Dollar General	Higdon	AR	—	(1)	52	469	—	521	11	7/25/2013	1999
Dollar General	Lake Village	AR	—	(1)	64	362	—	426	8	7/25/2013	1998
Dollar General	Lepanto	AR	—	(1)	43	389	—	432	9	7/25/2013	1998
Dollar General	Little Rock	AR	—	(1)	73	412	—	485	10	7/25/2013	1999
Dollar General	Marvell	AR	—	(1)	40	358	—	398	8	7/25/2013	1999
Dollar General	Maynard	AR	—	(1)	73	654	—	727	40	12/4/2012	2011
Dollar General	McGehee	AR	—	(1)	25	228	—	253	5	7/25/2013	1998
Dollar General	Quitman	AR	—	(1)	45	405	—	450	9	7/25/2013	2001
Dollar General	Searcy	AR	—	(1)	29	263	—	292	6	7/25/2013	1998
Dollar General	Tuckerman	AR	—	(1)	49	280	—	329	7	7/25/2013	1999
Dollar General	Whitehall	AR	—	(1)	43	388	—	431	9	7/25/2013	1999
Dollar General	Wooster	AR	—	(1)	74	664	—	738	40	12/4/2012	2011
Dollar General	Grand Ridge	FL	—		76	684	—	760	77	12/30/2011	2010
Dollar General	Molina	FL	—		178	1,007	—	1,185	123	10/31/2011	2010
Dollar General	Panama City	FL	—	(1)	139	258	—	397	22	6/19/2012	1987
Dollar General	Chariton	IA	—	(1)	165	934	—	1,099	70	8/31/2012	2012
Dollar General	Estherville	IA	—	(1)	226	903	—	1,129	59	10/25/2012	2012
Dollar General	Hampton	IA	—	(5)	188	751	—	939	81	2/1/2012	2012
Dollar General	Lake Milles	IA	—	(5)	81	728	—	809	78	2/1/2012	2012
Dollar General	Nashua	IA	—	(1)	136	768	—	904	58	9/6/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	Ottumwa	IA	—	(1)	143	812	—	955	42	1/31/2013	2012
Dollar General	Altamont	IL	—	(6)	211	844	—	1,055	87	3/9/2012	2012
Dollar General	Carthage	IL	—	(1)	48	908	—	956	68	8/31/2012	2012
Dollar General	Jacksonville	IL	—	(1)	145	823	—	968	62	8/31/2012	2012
Dollar General	Jonesboro	IL	—	(1)	77	309	—	386	38	11/10/2011	2007
Dollar General	Lexington	IL	—	(1)	100	899	—	999	63	9/21/2012	2012
Dollar General	Marion	IL	—	(1)	153	867	—	1,020	61	9/24/2012	2012
Dollar General	Mt Morris	IL	—	(1)	97	877	—	974	49	12/17/2012	2012
Dollar General	Monroeville	IN	—	(5)	112	636	—	748	71	12/22/2011	2011
Dollar General	Auburn	KS	—	(1)	42	801	—	843	60	8/31/2012	2009
Dollar General	Caney	KS	—	(1)	31	178	—	209	15	6/19/2012	2002
Dollar General	Cottonwood Falls	KS	—	(1)	89	802	—	891	60	8/31/2012	2009
Dollar General	Erie	KS	—	(1)	42	790	—	832	59	8/31/2012	2009
Dollar General	Garden City	KS	—	(1)	136	771	—	907	58	8/31/2012	2010
Dollar General	Harper	KS	—	(1)	91	818	—	909	61	8/31/2012	2009
Dollar General	Humboldt	KS	—	(1)	44	828	—	872	62	8/31/2012	2009
Dollar General	Kingman	KS	—	(1)	142	804	—	946	60	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	(1)	40	765	—	805	57	8/31/2012	2010
Dollar General	Minneapolis	KS	—	(1)	43	816	—	859	61	8/31/2012	2010
Dollar General	Pomona	KS	—	(1)	42	796	—	838	60	8/31/2012	2009
Dollar General	Sedan	KS	—	(1)	42	792	—	834	59	8/31/2012	2009
Dollar General	Syracuse	KS	—	(1)	43	817	—	860	61	8/31/2012	2010
Dollar General	Nancy	KY	—	(1)	81	733	—	814	69	4/26/2012	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	Choudrant	LA	—		83	745	—	828	80	2/6/2012	2011
Dollar General	Converse	LA	—	(1)	84	756	—	840	53	9/26/2012	2012
Dollar General	Doyline	LA	—	(1)	88	793	—	881	48	11/27/2012	2012
Dollar General	Gardner	LA	—	(6)	138	784	—	922	81	3/8/2012	2012
Dollar General	Jonesville	LA	—	(1)	103	929	—	1,032	65	9/27/2012	2012
Dollar General	Keithville	LA	—	(1)	83	750	—	833	60	7/26/2012	2012
Dollar General	Lake Charles	LA	—		102	919	—	1,021	95	2/29/2012	2012
Dollar General	Mangham	LA	—		40	759	—	799	82	2/6/2012	2011
Dollar General	Mt. Hermon	LA	—	(1)	94	842	—	936	91	2/6/2012	2011
Dollar General	New Iberia	LA	—	(1)	315	736	—	1,051	69	4/26/2012	2011
Dollar General	Patterson	LA	—		259	1,035	—	1,294	97	4/26/2012	2011
Dollar General	Richwood	LA	—	(1)	97	869	—	966	94	2/6/2012	2011
Dollar General	Sarepta	LA	—	(1)	131	743	—	874	59	8/9/2012	2011
Dollar General	West Monroe	LA	—	(1)	153	869	—	1,022	89	3/9/2012	2012
Dollar General	Zachary	LA	—	(1)	248	743	—	991	70	4/26/2012	2011
Dollar General	Bangor	MI	—	(1)	173	691	—	864	58	7/10/2012	2012
Dollar General	Cadillac	MI	—	(6)	187	747	—	934	73	3/16/2012	2012
Dollar General	Carleton	MI	—	(6)	222	666	—	888	65	3/16/2012	2011
Dollar General	Covert	MI	—	(1)	37	704	—	741	53	8/30/2012	2012
Dollar General	Durand	MI	—	(1)	181	726	—	907	65	5/18/2012	2012
Dollar General	East Jordan	MI	—	(1)	125	709	—	834	60	7/10/2012	2012
Dollar General	Flint	MI	—	(6)	83	743	—	826	66	5/18/2012	2012
Dollar General	Flint	MI	—	(1)	91	820	—	911	54	10/31/2012	2012
Dollar General	Gaylord	MI	—	(1)	172	687	—	859	58	7/10/2012	2012
Dollar General	Iron River	MI	—	(1)	86	777	—	863	58	8/30/2012	2012
Dollar General	Melvindale	MI	—	(1)	242	967	—	1,209	81	6/26/2012	2012
Dollar General	Negaunee	MI	—	(1)	87	779	—	866	58	8/30/2012	2012
Dollar General	Roscommon	MI	—	(1)	87	781	—	868	58	8/30/2012	2012
Dollar General	Melrose	MN	—	(1)	96	863	—	959	48	12/17/2012	2012
Dollar General	Montgomery	MN	—	(1)	87	783	—	870	44	12/17/2012	2012
Dollar General	Olivia	MN	—	(1)	98	884	—	982	46	1/31/2013	2012
Dollar General	Rush City	MN	—	(1)	126	716	—	842	57	7/25/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	Springfield	MN	—	(1)	88	795	—	883	45	12/26/2012	2012
Dollar General	Virginia	MN	—	(1)	147	831	—	978	47	1/14/2013	2012
Dollar General	Appleton City	MO	—	(1)	22	124	—	146	15	11/10/2011	2004
Dollar General	Ash Grove	MO	—	(1)	35	315	—	350	38	11/10/2011	2006
Dollar General	Ashland	MO	—	(1)	70	398	—	468	48	11/10/2011	2006
Dollar General	Auxvasse	MO	—	(2)	72	650	—	722	76	11/22/2011	2011
Dollar General	Belton	MO	—	(1)	105	948	—	1,053	75	8/3/2012	2012
Dollar General	Berkeley	MO	—	(1)	132	748	—	880	53	10/9/2012	2012
Dollar General	Bernie	MO	—	(1)	35	314	—	349	38	11/10/2011	2007
Dollar General	Bloomfield	MO	—	(1)	23	209	—	232	25	11/10/2011	2005
Dollar General	Cardwell	MO	—	(1)	89	805	—	894	60	8/24/2012	2012
Dollar General	Carterville	MO	—	(8)	10	192	—	202	23	11/10/2011	2004
Dollar General	Caruthersville	MO	—	(1)	98	878	—	976	62	9/27/2012	2012
Dollar General	Clarkton	MO	—	(1)	19	354	—	373	43	11/10/2011	2007
Dollar General	Clever	MO	—	(1)	136	542	—	678	46	6/19/2012	2010
Dollar General	Concordia	MO	—	(1)	40	161	—	201	14	6/19/2012	1998
Dollar General	Conway	MO	—	(2)	37	694	—	731	81	11/22/2011	2011
Dollar General	Diamond	MO	—	(1)	44	175	—	219	21	11/10/2011	2005
Dollar General	Edina	MO	—	(1)	127	722	—	849	54	9/13/2012	2012
Dollar General	Ellsinore	MO	—	(8)	30	579	—	609	70	11/10/2011	2010
Dollar General	Gower	MO	—	(1)	118	668	—	786	50	8/31/2012	2012
Dollar General	Greenfield	MO	—	(1)	42	378	—	420	32	6/19/2012	2000
Dollar General	Hallsville	MO	—	(8)	29	263	—	292	32	11/10/2011	2004
Dollar General	Hawk Point	MO	—	(1)	177	709	—	886	53	8/24/2012	2012
Dollar General	Humansville	MO	—	(1)	69	277	—	346	23	6/19/2012	2007
Dollar General	Jennings	MO	—	(1)	445	826	—	1,271	70	7/13/2012	2012
Dollar General	Kansas City	MO	—	(1)	313	731	—	1,044	51	9/21/2012	2012
Dollar General	King City	MO	—	(2)	33	625	—	658	73	11/22/2011	2010
Dollar General	Lawson	MO	—	(1)	29	162	—	191	20	11/10/2011	2003
Dollar General	Lebanon	MO	—	(1)	278	835	—	1,113	59	9/26/2012	2012
Dollar General	Lebanon	MO	—	(1)	177	708	—	885	50	9/24/2012	2012
Dollar General	Licking	MO	—	(2)	76	688	—	764	80	11/22/2011	2010

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	Lilbourne	MO	—	(8)	62	554	—	616	67	11/10/2011	2010
Dollar General	Marble Hill	MO	—	(1)	104	935	—	1,039	70	9/11/2012	2012
Dollar General	Marionville	MO	—	(1)	89	797	—	886	52	10/31/2012	2012
Dollar General	Marthasville	MO	—		41	782	—	823	84	2/1/2012	2011
Dollar General	Maysville	MO	—	(2)	107	607	—	714	74	10/31/2011	2010
Dollar General	Morehouse	MO	—	(1)	87	783	—	870	59	9/7/2012	2012
Dollar General	New Haven	MO	—	(1)	176	702	—	878	66	4/27/2012	2012
Dollar General	Oak Grove	MO	—	(1)	27	106	—	133	9	6/19/2012	1999
Dollar General	Oran	MO	—	(6)	83	747	—	830	73	3/30/2012	2012
Dollar General	Osceola	MO	—	(1)	93	835	—	928	39	2/19/2013	2012
Dollar General	Ozark	MO	—	(6)	190	758	—	948	71	4/27/2012	2012
Dollar General	Ozark	MO	—	(1)	149	842	—	991	59	9/24/2012	2012
Dollar General	Pacific	MO	—	(1)	151	853	—	1,004	76	6/6/2012	2012
Dollar General	Palmyra	MO	—	(1)	40	225	—	265	19	6/19/2012	2003
Dollar General	Plattsburg	MO	—	(1)	44	843	—	887	67	8/9/2012	2012
Dollar General	Qulin	MO	—	(8)	30	573	—	603	70	11/10/2011	2009
Dollar General	Robertsville	MO	—	(1)	131	744	—	875	56	8/24/2012	2011
Dollar General	Rocky Mount	MO	—	(1)	88	789	—	877	59	8/31/2012	2012
Dollar General	Sedalia	MO	—	(1)	273	637	—	910	48	9/7/2012	2012
Dollar General	Senath	MO	—	(1)	61	552	—	613	47	6/19/2012	2010
Dollar General	Seneca	MO	—	(1)	47	189	—	236	16	6/19/2012	1962
Dollar General	Sikeston	MO	—	(6)	56	1,056	—	1,112	109	2/24/2012	2011
Dollar General	Sikeston	MO	—	(1)	144	819	—	963	61	8/24/2012	2012
Dollar General	Springfield	MO	—	(1)	378	702	—	1,080	62	6/14/2012	2012
Dollar General	St James	MO	—	(1)	81	244	—	325	21	6/19/2012	1999
Dollar General	St. Clair	MO	—		220	879	—	1,099	99	12/30/2011	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	St. Louis	MO	—	(1)	372	692	—	1,064	52	8/31/2012	2012
Dollar General	St. Louis	MO	—	(1)	260	606	—	866	43	9/26/2012	2012
Dollar General	Stanberry	MO	—	(3)	111	629	—	740	74	11/22/2011	2010
Dollar General	Steele	MO	—	(8)	31	598	—	629	73	11/10/2011	2009
Dollar General	Strafford	MO	—	(8)	51	461	10	522	56	11/10/2011	2009
Dollar General	Vienna	MO	—	(6)	78	704	—	782	72	2/24/2012	2011
Dollar General	Willow Springs	MO	—	(1)	24	213	—	237	18	6/19/2012	2002
Dollar General	Winona	MO	—	(1)	52	155	—	207	13	6/19/2012	2001
Dollar General	Edwards	MS	—		75	671	—	746	75	12/30/2011	2011
Dollar General	Greensville	MS	—		82	739	—	821	83	12/30/2011	2011
Dollar General	Hickory	MS	—	(1)	77	692	—	769	58	7/2/2012	2011
Dollar General	Jackson	MS	—	(1)	198	793	—	991	56	9/27/2012	2011
Dollar General	Meridian	MS	—	(1)	178	713	—	891	53	9/13/2012	2011
Dollar General	Meridian	MS	—	(1)	40	754	—	794	56	9/13/2012	2011
Dollar General	Moorhead	MS	—	(6)	107	606	—	713	57	5/1/2012	2011
Dollar General	Natchez	MS	—	(1)	166	664	—	830	59	6/11/2012	2012
Dollar General	Soso	MS	—	(6)	116	658	—	774	65	4/12/2012	2011
Dollar General	Stonewall	MS	—	(1)	116	655	—	771	55	7/2/2012	2011
Dollar General	Stringer	MS	—	(1)	116	655	—	771	55	7/2/2012	2011
Dollar General	Walmut Grove	MS	—		71	641	—	712	72	12/30/2011	2011
Dollar General	Fayetteville	NC	—		216	647	—	863	70	2/6/2012	2011
Dollar General	Hickory	NC	—	(1)	89	804	—	893	64	8/13/2012	2012
Dollar General	Ocean Isle Beach	NC	—		341	633	—	974	68	2/6/2012	2011
Dollar General	Tryon	NC	—	(1)	139	789	—	928	63	8/13/2012	2012
Dollar General	Vass	NC	—		226	528	—	754	57	2/6/2012	2011
Dollar General	Farmington	NM	—	(1)	269	807	—	1,076	60	9/6/2012	2012
Dollar General	Forest	OH	—		76	681	—	757	83	10/31/2011	2010
Dollar General	Greenfield	OH	—		110	986	—	1,096	102	2/23/2012	2011
Dollar General	Loudonville	OH	—	(1)	236	945	—	1,181	84	6/6/2012	2012
Dollar General	Lucasville	OH	—	(1)	223	893	—	1,116	79	5/16/2012	2012
Dollar General	New Carlisle	OH	—	(1)	215	860	—	1,075	72	7/10/2012	2012
Dollar General	New Matamoras	OH	—		123	696	—	819	85	10/31/2011	2010

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	Payne	OH	—	(3)	81	729	—	810	89	10/31/2011	2010
Dollar General	Pleasant City	OH	—	(3)	131	740	—	871	90	10/31/2011	2010
Dollar General	Calera	OK	—	(1)	136	770	—	906	58	8/31/2012	2010
Dollar General	Commerce	OK	—	(1)	38	341	—	379	41	11/10/2011	2006
Dollar General	Hartshorne	OK	—	(1)	100	898	—	998	67	8/31/2012	2010
Dollar General	Lexington	OK	—	(1)	85	761	—	846	57	8/31/2012	2010
Dollar General	Maud	OK	—	(1)	76	688	—	764	51	8/31/2012	2010
Dollar General	Maysville	OK	—	(1)	41	785	—	826	59	8/31/2012	2010
Dollar General	Nowata	OK	—	(1)	43	128	—	171	11	6/19/2012	1998
Dollar General	Rush Spring	OK	—	(1)	87	779	—	866	58	8/31/2012	2010
Dollar General	Doyle	TN	—	(1)	75	679	—	754	51	8/22/2012	2012
Dollar General	Manchester	TN	—	(1)	114	646	—	760	51	7/26/2012	2012
Dollar General	McMinnville	TN	—	(1)	120	679	—	799	57	7/12/2012	2012
Dollar General	Pleasant Hill	TN	—		39	747	—	786	84	12/30/2011	2011
Dollar General	Academy	TX	—	(1)	122	693	—	815	65	4/27/2012	2012
Dollar General	Alto Bonito	TX	—	(5)	163	652	—	815	70	2/1/2012	2011
Dollar General	Blessing	TX	—	(1)	83	745	—	828	42	12/18/2012	2012
Dollar General	Bryan	TX	—	(1)	148	840	—	988	63	9/14/2012	2012
Dollar General	Bryan	TX	—	(1)	193	772	—	965	58	9/14/2012	2012
Dollar General	Bryan	TX	—	(1)	185	740	—	925	55	8/31/2012	2009
Dollar General	Canyon Lake	TX	—	(1)	149	843	—	992	59	10/12/2012	2012
Dollar General	Como	TX	—	(6)	76	683	—	759	64	4/20/2012	2012
Dollar General	Corpus Christi	TX	—	(1)	270	809	—	1,079	45	12/26/2012	2012
Dollar General	Dickinson	TX	—	(1)	87	786	—	873	55	9/25/2012	2012
Dollar General	Donna	TX	—	(1)	136	768	—	904	58	9/11/2012	2012
Dollar General	Donna	TX	—	(1)	200	799	—	999	56	10/12/2012	2012
Dollar General	Donna	TX	—	(1)	145	820	—	965	42	1/31/2013	2012
Dollar General	Edinburg	TX	—	(1)	136	769	—	905	58	9/7/2012	2012
Dollar General	Elemdorf	TX	—	(1)	94	847	—	941	56	10/23/2012	2012
Dollar General	Gladewater	TX	—	(1)	184	736	—	920	55	8/31/2012	2009
Dollar General	Gordonville	TX	—	(6)	38	717	—	755	67	4/20/2012	2012
Dollar General	Kyle	TX	—	(1)	132	747	—	879	52	9/26/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	LaMarque	TX	—	(1)	102	917	—	1,019	69	8/31/2012	2010
Dollar General	Laredo	TX	—	(1)	253	758	—	1,011	60	7/31/2012	2012
Dollar General	Lubbock	TX	—	(1)	267	801	—	1,068	60	8/31/2012	2010
Dollar General	Lyford	TX	—		80	724	—	804	81	12/30/2011	2010
Dollar General	Morgans Point	TX	—	(1)	145	821	—	966	61	9/13/2012	2012
Dollar General	Mount Pleasant	TX	—	(1)	214	858	—	1,072	64	8/31/2012	2010
Dollar General	New Braunfels	TX	—	(1)	205	818	—	1,023	61	8/31/2012	2012
Dollar General	Poteet	TX	—	(3)	96	864	—	960	105	10/31/2011	2010
Dollar General	Progreso	TX	—	(3)	169	957	—	1,126	116	10/31/2011	2009
Dollar General	Rio Grande City	TX	—	(3)	137	779	—	916	95	10/31/2011	2010
Dollar General	Roma	TX	—	(3)	253	1,010	—	1,263	123	10/31/2011	2010
Dollar General	San Antonio	TX	—	(1)	252	756	—	1,008	50	10/22/2012	2012
Dollar General	San Antonio	TX	—	(1)	222	888	—	1,110	58	10/22/2012	2012
Dollar General	Silsbee	TX	—	(1)	43	810	—	853	68	7/6/2012	2012
Dollar General	Troy	TX	—	(1)	93	841	—	934	63	9/12/2012	2012
Dollar General	Tyler	TX	—	(1)	219	875	—	1,094	66	8/31/2012	2010
Dollar General	Victoria	TX	—	(1)	91	817	—	908	42	1/31/2013	2013
Dollar General	Waco	TX	—	(1)	192	767	—	959	57	8/31/2012	2012
Dollar General	Weslaco	TX	—	(1)	215	862	—	1,077	61	9/24/2012	2012
Dollar General	Burkeville	VA	—	(1)	160	906	—	1,066	85	5/8/2012	2012
Dollar General	Chesterfield	VA	—		242	726	—	968	78	2/6/2012	2011
Dollar General	Danville	VA	—		155	621	—	776	67	2/6/2012	2011
Dollar General	Hopewell	VA	—		584	713	—	1,297	77	2/6/2012	2011
Dollar General	Hot Springs	VA	—		283	661	—	944	71	2/6/2012	2011
Dollar General	Mellen	WI	—		79	711	—	790	80	12/30/2011	2011
Dollar General	Minong	WI	—		38	727	—	765	82	12/30/2011	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Dollar General	Solon Springs	WI	—		76	685	—	761	77	12/30/2011	2011
Dunkin' Donuts/Baskin-Robbins	Dearborn Heights	MI	—	(1)	230	846	—	1,076	23	6/27/2013	1998
Einstein Bros. Bagels	Dearborn	MI	—	(1)	190	724	—	914	20	6/27/2013	1997
Exelis	Herndon	VA	39,519		1,384	52,497	—	53,881	400	11/5/2013	2006
Express Scripts	St. Louis	MO	—	(4)	5,706	32,333	—	38,039	3,661	1/25/2012	2011
Family Dollar	Rangeley	CO	—	(6)	66	593	—	659	56	5/4/2012	2010
Family Dollar	Middleburg	FL	—	(1)	274	822	—	1,096	27	6/4/2013	2008
Family Dollar	Ormond Beach	FL	—		573	860	—	1,433	28	6/4/2013	2008
Family Dollar	Lenox	GA	—	(1)	90	809	—	899	53	11/9/2012	2012
Family Dollar	Arco	ID	—	(1)	76	684	—	760	48	9/18/2012	2012
Family Dollar	Kimberly	ID	—	(1)	219	657	—	876	28	4/10/2013	2013
Family Dollar	Brookston	IN	—	(1)	126	715	—	841	50	10/1/2012	2012
Family Dollar	Greensburg	KS	—	(1)	80	718	—	798	13	9/9/2013	2012
Family Dollar	Chalmette	LA	—	(1)	751	615	—	1,366	58	5/3/2012	2011
Family Dollar	Tickfaw	LA	—	(1)	181	543	—	724	53	3/30/2012	2011
Family Dollar	Detroit	MI	—	(1)	130	1,169	—	1,299	71	11/27/2012	2011
Family Dollar	Detroit	MI	—	(1)	106	956	—	1,062	36	5/2/2013	1964
Family Dollar	Jackson	MI	—	(1)	93	525	—	618	10	9/12/2013	2007
Family Dollar	St Louis	MO	—	(1)	445	1,039	—	1,484	63	12/14/2012	2012
Family Dollar	St. Louis	MO	—	(1)	168	671	—	839	66	4/2/2012	2006
Family Dollar	St. Louis	MO	—	(1)	445	1,038	—	1,483	68	10/23/2012	2012
Family Dollar	St. Louis	MO	—	(1)	215	1,219	—	1,434	46	4/30/2013	2013
Family Dollar	Biloxi	MS	—	(6)	310	575	—	885	57	3/30/2012	2012
Family Dollar	Carriere	MS	—	(6)	200	599	—	799	59	3/30/2012	2012
Family Dollar	D'Iberville	MS	—	(1)	241	561	—	802	50	5/21/2012	2011
Family Dollar	Gulfport	MS	—	(6)	209	626	—	835	56	5/21/2012	2012
Family Dollar	Gulfport	MS	—	(1)	270	629	—	899	44	9/20/2012	2012
Family Dollar	Gulfport	MS	—	(1)	218	654	—	872	43	11/15/2012	2012
Family Dollar	Hattiesburg	MS	—	(1)	225	674	—	899	35	1/30/2013	2012
Family Dollar	Horn Lake	MS	—	(1)	225	676	—	901	51	8/22/2012	2012
Family Dollar	Kiln	MS	—	(1)	106	650	—	756	43	11/14/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Family Dollar	Okolona	MS	—	(1)	64	578	—	642	46	7/31/2012	2012
Family Dollar	Winona	MS	—	(1)	146	585	—	731	47	7/31/2012	2012
Family Dollar	Fairmont	NC	—		151	603	—	754	11	9/11/2013	2006
Family Dollar	Fort Yates	ND	—	(5)	126	715	—	841	77	1/31/2012	2010
Family Dollar	New Town	ND	—	(5)	105	942	—	1,047	101	1/31/2012	2011
Family Dollar	Rolla	ND	—	(5)	83	525	—	608	25	1/31/2012	2010
Family Dollar	Madison	NE	—	(5)	37	703	—	740	79	12/30/2011	2011
Family Dollar	Chimayo	NM	—	(1)	158	632	—	790	33	1/30/2013	2009
Family Dollar	Mountainair	NM	—	(1)	84	752	—	836	63	7/6/2012	2011
Family Dollar	Hawthorne	NV	—	(6)	191	764	—	955	68	6/1/2012	2012
Family Dollar	Lovelock	NV	—	(6)	185	742	—	927	69	5/4/2012	2012
Family Dollar	Silver Spring	NV	—	(1)	202	808	—	1,010	57	9/21/2012	2012
Family Dollar	Wells	NV	—	(6)	84	755	—	839	71	5/11/2012	2011
Family Dollar	Toledo	OH	—	(1)	306	917	—	1,223	43	2/25/2013	2012
Family Dollar	Warren	OH	—	(1)	170	681	—	851	51	9/11/2012	2012
Family Dollar	Stillwell	OK	—	(5)	40	768	—	808	86	1/6/2012	2011
Family Dollar	Tulsa	OK	—	(6)	220	878	—	1,098	70	7/30/2012	2012
Family Dollar	Martin	SD	—	(5)	85	764	—	849	82	1/31/2012	2009
Family Dollar	Harrison	TN	—	(1)	74	420	—	494	10	7/23/2013	2006
Family Dollar	Avinger	TX	—	(1)	40	761	—	801	50	10/22/2012	2012
Family Dollar	Caldwell	TX	—	(1)	138	552	—	690	49	5/29/2012	2012
Family Dollar	Chireno	TX	—	(1)	50	943	—	993	57	12/10/2012	2012
Family Dollar	Eagle Lake	TX	—	(1)	100	566	—	666	48	7/6/2012	2012
Family Dollar	Floydada	TX	—	(5)	36	681	—	717	77	12/30/2011	2010
Family Dollar	Kerens	TX	—	(6)	73	658	—	731	68	2/29/2012	2011
Family Dollar	Oakhurst	TX	—	(1)	36	683	—	719	42	12/12/2012	2012
Family Dollar	Plano	TX	—	(1)	468	869	—	1,337	20	8/1/2013	2013
Family Dollar	Kemmerer	WY	—	(1)	45	853	—	898	40	2/22/2013	2013
Famous Dave's	Independence	MO	—	(1)	620	422	—	1,042	12	6/27/2013	1999
Farmers Group, Inc.	Simi Valley	CA	25,620		11,849	29,334	—	41,183	224	11/5/2013	1982
Farmers New World Life Insurance Company	Mercer Island	WA	29,161		24,285	27,201	—	51,486	207	11/5/2013	1982

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
FedEx	Lowell	AR	—	(1)	396	7,521	—	7,917	382	3/15/2013	2012
FedEx	Yuma	AZ	—		—	2,076	—	2,076	148	10/17/2012	2011
FedEx	Chico	CA	—	(1)	308	2,776	—	3,084	198	11/9/2012	2006
FedEx	Commerce City	CO	—	(4)	6,556	26,224	—	32,780	2,799	3/20/2012	2007
FedEx	Melbourne	FL	—	(1)	159	1,433	—	1,592	36	7/26/2013	1989
FedEx	Kankakee	IL	—	(1)	195	1,103	—	1,298	107	5/31/2012	2003
FedEx	Mt. Vernon	IL	—	(1)	222	1,259	—	1,481	122	5/31/2012	2009
FedEx	Quincy	IL	—		371	2,101	—	2,472	160	9/28/2012	2012
FedEx	Evansville	IN	—	(1)	665	2,661	—	3,326	257	5/31/2012	2003
FedEx	Kokomo	IN	—		186	3,541	—	3,727	378	3/16/2012	2012
FedEx	Hazard	KY	—		215	4,085	—	4,300	312	9/28/2012	2012
FedEx	London	KY	—	(1)	191	1,081	—	1,272	104	5/31/2012	2000
FedEx	Grand Rapids	MI	4,800		1,797	7,189	—	8,986	694	6/14/2012	2012
FedEx	Port Huron	MI	—	(1)	125	1,121	—	1,246	40	5/31/2013	2003
FedEx	Roseville	MN	—		1,462	8,282	—	9,744	547	11/30/2012	2012
FedEx	Butte	MT	5,060		403	7,653	—	8,056	1,050	9/27/2011	2011
FedEx	Belmont	NH	—	(4)	265	2,386	—	2,651	291	12/29/2011	2011
FedEx	Wendover	NV	—	(1)	262	1,483	—	1,745	75	2/25/2013	2012
FedEx	Winnemucca	NV	—	(1)	280	1,585	—	1,865	81	2/25/2013	2012
FedEx	Blauvelt	NY	—		14,420	26,779	—	41,199	2,859	4/5/2012	2012
FedEx	Chillicothe	OH	—	(1)	143	1,284	—	1,427	124	5/31/2012	2000
FedEx	Mt. Pleasant	PA	—	(1)	454	1,814	98	2,366	175	5/31/2012	2001
FedEx	Blountville	TN	—	(4)	562	5,056	—	5,618	591	2/3/2012	2009
FedEx	Humboldt	TN	—		239	4,543	—	4,782	416	7/11/2012	2008
FedEx	Bryan	TX	—	(1)	1,422	3,318	—	4,740	320	6/15/2012	2011
FedEx	Omak	WA	—		252	1,425	—	1,677	109	9/27/2012	2012
FedEx	Wenatchee	WA	—		266	2,393	—	2,659	183	9/28/2012	2012
FedEx	Parkersburg	WV	—		193	3,671	—	3,864	280	9/20/2012	2012
FedEx Ground	Greenville	NC	—	(5)	363	6,903	—	7,266	772	2/22/2012	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
FedEx Ground	Tulsa	OK	—	(5)	458	8,695	—	9,153	972	2/22/2012	2011
First Bank	Pinellas Park	FL	—		630	1,470	—	2,100	20	10/1/2013	1981
Fresenius	Aurora	IL	—		287	2,584	—	2,871	182	7/13/2012	2009
Fresenius	Chicago	IL	—		588	1,764	—	2,352	117	7/31/2012	2009
Fresenius	Waukegan	IL	—		94	1,792	—	1,886	119	7/31/2012	2011
Fresenius	Peru	IN	—		69	1,305	—	1,374	92	6/27/2012	1982
Fresenius	Bossier City	LA	—	(1)	120	682	—	802	29	1/30/2013	2008
Fresenius	Caro	MI	—	(1)	92	1,744	—	1,836	130	6/5/2012	2009
Fresenius	Jackson	MI	—		137	2,603	—	2,740	194	6/5/2012	2008
Fresenius	Albermarle	NC	—	(1)	139	1,253	—	1,392	39	4/30/2013	2008
Fresenius	Angier	NC	—	(1)	203	1,152	—	1,355	36	4/30/2013	2012
Fresenius	Asheboro	NC	—		323	2,903	—	3,226	91	4/30/2013	2012
Fresenius	Taylorsville	NC	—	(1)	275	1,099	—	1,374	34	4/30/2013	2011
Fresenius	Warsaw	NC	—	(1)	75	1,428	—	1,503	78	11/13/2012	2003
Fresenius	Kings Mills	OH	—	(1)	399	598	—	997	45	6/5/2012	2007
Fresenius	Dallas	TX	—	(1)	377	1,132	—	1,509	44	2/28/2013	1958
GE Aviation	Auburn	AL	—		1,627	30,920	—	32,547	1,767	11/21/2012	2012
General Mills	Geneva	IL	16,555		7,457	22,371	—	29,828	2,161	5/23/2012	1998
General Mills	Fort Wayne	IN	—	(1)	2,533	48,130	—	50,663	3,425	10/18/2012	2012
General Motors Financial Company, Inc.	Arlington	TX	25,552		7,901	33,954	—	41,855	259	11/5/2013	1999
Golden Corral	Albany	GA	—	(1)	460	1,863	—	2,323	53	6/27/2013	1998
Golden Corral	Brunswick	GA	—	(1)	390	2,093	—	2,483	60	6/27/2013	1998
Golden Corral	McDonough	GA	—	(1)	930	3,936	—	4,866	113	6/27/2013	2004
Golden Corral	Council Bluffs	IA	—	(1)	1,140	1,460	—	2,600	42	6/27/2013	1998
Golden Corral	Evansville	IN	—	(1)	670	2,707	—	3,377	78	6/27/2013	1999
Golden Corral	Evansville	IN	—	(1)	640	944	—	1,584	27	6/27/2013	1999
Golden Corral	Fort Wayne	IN	—	(1)	820	1,935	—	2,755	55	6/27/2013	1999
Golden Corral	Kokomo	IN	—	(1)	780	2,107	—	2,887	60	6/27/2013	2000
Golden Corral	Elizabethtown	KY	—	(1)	760	2,753	—	3,513	79	6/27/2013	1997
Golden Corral	Henderson	KY	—	(1)	600	1,586	—	2,186	45	6/27/2013	1999
Golden Corral	Blue Springs	MO	—	(1)	810	1,346	—	2,156	39	6/27/2013	2000

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Golden Corral	Flowood	MS	—	(1)	680	2,730	—	3,410	78	6/27/2013	1999
Golden Corral	Aberdeen	NC	—	(1)	690	1,566	—	2,256	45	6/27/2013	1994
Golden Corral	Burlington	NC	—	(1)	840	2,319	—	3,159	66	6/27/2013	1993
Golden Corral	Hickory	NC	—	(1)	260	2,658	—	2,918	76	6/27/2013	1994
Golden Corral	Bellevue	NE	—	(1)	520	1,433	—	1,953	41	6/27/2013	1999
Golden Corral	Lincoln	NE	—	(1)	300	2,930	—	3,230	84	6/27/2013	2000
Golden Corral	Farmington	NM	—	(1)	270	3,174	—	3,444	91	6/27/2013	1996
Golden Corral	Columbus	OH	—	(1)	770	2,476	—	3,246	71	6/27/2013	1995
Golden Corral	Tulsa	OK	—	(1)	280	3,890	—	4,170	112	6/27/2013	1999
Golden Corral	Rock Hill	SC	—	(1)	320	2,130	—	2,450	61	6/27/2013	1999
Golden Corral	Cookeville	TN	—	(1)	800	1,937	—	2,737	56	6/27/2013	1999
Golden Corral	Bristol	VA	—	(1)	750	2,276	—	3,026	65	6/27/2013	2000
Goodfire BBQ	San Antonio	TX	—	(1)	350	341	—	691	10	6/27/2013	1983
Grandy's	Hobbs	NM	—	(1)	815	—	—	815	—	6/27/2013	1984
Grandy's	Ardmore	OK	—	(1)	454	—	—	454	—	6/27/2013	1983
Grandy's	Moore	OK	—	(1)	320	428	—	748	12	6/27/2013	1987
Grandy's	Oklahoma City	OK	—	(1)	260	380	—	640	11	6/27/2013	1985
Grandy's	Oklahoma City	OK	—	(1)	320	289	—	609	8	6/27/2013	1984
GSA	Birmingham	AL	10,568		1,400	8,598	—	9,998	79	11/5/2013	2005
GSA	Mobile	AL	—	(1)	268	5,095	—	5,363	420	6/19/2012	1995
GSA	Birmingham	AL	17,640		2,982	19,356	—	22,338	177	11/5/2013	2007
GSA	Springerville	AZ	—	(1)	148	2,810	—	2,958	232	7/2/2012	2006
GSA	Craig	CO	—	(5)	129	1,159	—	1,288	128	12/30/2011	2011
GSA	Cocoa	FL	—		253	1,435	—	1,688	164	12/13/2011	2009
GSA	Stuart	FL	—	(1)	900	3,600	—	4,500	363	3/5/2012	2011
GSA	Grangeville	ID	—		317	6,023	—	6,340	607	3/5/2012	2007
GSA	Kansas City	KS	16,872		4,264	29,210	—	33,474	268	11/5/2013	2003
GSA	Springfield	MO	—	(1)	131	2,489	—	2,620	228	5/15/2012	2011
GSA	Albany	NY	10,137		—	—	—	—	—	11/5/2013	2008
GSA	Freeport	NY	—	(1)	843	3,372	—	4,215	371	1/10/2012	1960
GSA	Plattsburg	NY	—	(1)	508	4,572	—	5,080	377	6/19/2012	2008
GSA	Warren	PA	—	(1)	341	3,066	—	3,407	253	6/19/2012	2008

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
GSA	Ponce	PR	—		1,780	8,930	—	10,710	82	11/5/2013	2000
GSA	Austin	TX	5,046		1,570	2,906	—	4,476	27	11/5/2013	2005
GSA	Fort Worth	TX	—	(1)	477	4,290	—	4,767	393	5/9/2012	2010
GSA	Gloucester	VA	—	(1)	287	1,628	—	1,915	134	6/19/2012	1997
Habanero's Mexican Grill	Hueytown	AL	—	(1)	60	639	—	699	18	6/27/2013	1987
Hanesbrands	Rural Hall	NC	—		1,082	20,563	—	21,645	1,254	12/21/2012	1989
Hardee's	Alma	GA	—	(1)	80	502	—	582	14	6/27/2013	1992
Hardee's	Brunswick	GA	—	(1)	200	494	—	694	14	6/27/2013	1992
Hardee's	Claxton	GA	—	(1)	170	469	—	639	13	6/27/2013	1986
Hardee's	Glennville	GA	—	(1)	170	450	—	620	12	6/27/2013	1986
Hardee's	Hazlehurst	GA	—	(1)	300	263	—	563	7	6/27/2013	1982
Hardee's	Metter	GA	—	(1)	230	369	—	599	10	6/27/2013	1984
Hardee's	Richmond Hill	GA	—	(1)	390	149	—	539	4	6/27/2013	1990
Hardee's	Savannah	GA	—	(1)	130	456	—	586	13	6/27/2013	1987
Hardee's	Swainsboro	GA	—	(1)	470	107	—	577	3	6/27/2013	1992
Hardee's	Vidalia	GA	—	(1)	220	377	—	597	10	6/27/2013	1990
Hardee's	Old Fort	NC	—	(1)	300	904	—	1,204	25	6/27/2013	1992
Hardee's	Aiken	SC	—	(1)	220	450	—	670	12	6/27/2013	1977
Hardee's	Chapin	SC	—	(1)	380	741	—	1,121	21	6/27/2013	1993
Hardee's	Bloomingdale	TN	—	(1)	270	844	—	1,114	23	6/27/2013	1992
Hardee's	Clinton	TN	—	(1)	390	893	—	1,283	25	6/27/2013	1992
Hardee's	Crossville	TN	—	(1)	300	689	—	989	19	6/27/2013	1992
Hardee's Red Burrito	Attalla	AL	—	(1)	220	896	—	1,116	25	6/27/2013	1993
Hash House A-Go-Go Restaurant	Las Vegas	NV	—	(1)	580	1,347	—	1,927	39	6/27/2013	1997
Home Depot	Columbia	SC	13,776		2,911	15,463	—	18,374	2,748	11/1/2009	2009
Houlihan's	Plymouth Meeting	PA	—	(1)	870	2,015	—	2,885	58	6/27/2013	1974
Huntington National Bank	Conneaut	OH	—		205	477	—	682	6	10/1/2013	1971
Huntington National Bank	Jefferson	OH	—		255	765	—	1,020	10	10/1/2013	1963

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Hy-Vee	Vermillion	SD	—		409	3,684	—	4,093	194	4/8/2013	2003
IHOP	Homewood	AL	—	(1)	610	1,762	—	2,372	50	6/27/2013	1996
IHOP	Castle Rock	CO	—	(1)	320	2,334	—	2,654	67	6/27/2013	1999
IHOP	Greeley	CO	—	(1)	120	1,538	—	1,658	44	6/27/2013	1998
IHOP	Pueblo	CO	—	(1)	330	1,589	—	1,919	46	6/27/2013	1997
IHOP	Stockbridge	GA	—	(1)	580	2,091	—	2,671	60	6/27/2013	1997
IHOP	Natchitoches	LA	—		750	89	—	839	3	6/27/2013	1990
IHOP	Roseville	MI	—	(1)	340	1,071	—	1,411	31	6/27/2013	1997
IHOP	Kansas City	MO	—	(1)	630	1,002	—	1,632	29	6/27/2013	1998
IHOP	Southaven	MS	—	(1)	350	2,108	—	2,458	60	6/27/2013	1997
IHOP	Poughkeepsie	NY	—	(1)	430	1,129	—	1,559	32	6/27/2013	1996
IHOP	Greenville	SC	—	(1)	610	1,551	—	2,161	44	6/27/2013	1998
IHOP	Clarksville	TN	—	(1)	530	1,346	—	1,876	39	6/27/2013	1997
IHOP	Memphis	TN	—	(1)	750	2,009	—	2,759	58	6/27/2013	1997
IHOP	Murfreesboro	TN	—	(1)	600	1,687	—	2,287	48	6/27/2013	1998
IHOP	Fort Worth	TX	—	(1)	560	1,879	—	2,439	54	6/27/2013	1994
IHOP	Houston	TX	—	(1)	760	2,462	—	3,222	71	6/27/2013	1996
IHOP	Killeen	TX	—	(1)	380	1,028	—	1,408	29	6/27/2013	1997
IHOP	Lake Jackson	TX	—	(1)	370	2,018	—	2,388	58	6/27/2013	1997
IHOP	Leon Valley	TX	—	(1)	650	2,055	—	2,705	59	6/27/2013	1997
IHOP	Auburn	WA	—	(1)	780	1,878	—	2,658	54	6/27/2013	1997
Invesco Holding Co. Ltd.	Denver	CO	43,700		12,648	64,288	—	76,936	490	11/5/2013	2008
Iron Mountain	Columbus	OH	—	(1)	405	3,642	—	4,047	278	9/28/2012	1954
Jack in the Box	Avondale	AZ	—	(1)	110	2,237	—	2,347	62	6/27/2013	1998
Jack in the Box	Chandler	AZ	—	(1)	450	1,447	—	1,897	40	6/27/2013	1998
Jack in the Box	Folsom	CA	—	(1)	280	2,423	—	2,703	67	6/27/2013	1997
Jack in the Box	Fresno	CA	—	(1)	190	1,810	—	2,000	50	6/27/2013	1997
Jack in the Box	West Sacramento	CA	—	(1)	590	1,710	—	2,300	47	6/27/2013	1997
Jack in the Box	Burley	ID	—	(1)	240	1,430	—	1,670	40	6/27/2013	2000
Jack in the Box	Moscow	ID	—	(1)	350	1,110	—	1,460	31	6/27/2013	1992
Jack in the Box	Belleville	IL	—	(1)	200	966	—	1,166	27	6/27/2013	1987
Jack in the Box	Florissant	MO	—	(1)	530	1,515	—	2,045	42	6/27/2013	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Jack in the Box	St. Louis	MO	—	(1)	420	1,494	—	1,914	41	6/27/2013	1998
Jack in the Box	Las Vegas	NV	—	(1)	680	1,533	—	2,213	42	6/27/2013	1997
Jack in the Box	Salem	OR	—	(1)	580	1,301	—	1,881	36	6/27/2013	1999
Jack in the Box	Tigard	OR	—	(1)	620	1,361	—	1,981	38	6/27/2013	1999
Jack in the Box	Arlington	TX	—	(1)	420	1,325	—	1,745	37	6/27/2013	1993
Jack in the Box	Arlington	TX	—	(1)	420	1,365	—	1,785	38	6/27/2013	1995
Jack in the Box	Corinth	TX	—	(1)	400	1,416	—	1,816	39	6/27/2013	1997
Jack in the Box	Farmers Branch	TX	—	(1)	460	1,640	—	2,100	45	6/27/2013	1988
Jack in the Box	Fort Worth	TX	—	(1)	490	1,702	—	2,192	47	6/27/2013	1991
Jack in the Box	Georgetown	TX	—	(1)	600	1,508	—	2,108	42	6/27/2013	1999
Jack in the Box	Granbury	TX	—	(1)	380	1,449	—	1,829	40	6/27/2013	1999
Jack in the Box	Grand Prairie	TX	—	(1)	600	1,856	—	2,456	51	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	(1)	470	1,344	—	1,814	37	6/27/2013	1992
Jack in the Box	Gun Barrel City	TX	—	(1)	300	961	—	1,261	27	6/27/2013	1998
Jack in the Box	Houston	TX	—	(1)	460	1,437	—	1,897	40	6/27/2013	1993
Jack in the Box	Houston	TX	—	(1)	390	1,172	—	1,562	32	6/27/2013	1993
Jack in the Box	Houston	TX	—	(1)	330	1,845	—	2,175	51	6/27/2013	1996
Jack in the Box	Houston	TX	—	(1)	410	1,621	—	2,031	45	6/27/2013	1992
Jack in the Box	Houston	TX	—	(1)	450	1,396	—	1,846	39	6/27/2013	1992
Jack in the Box	Hutchins	TX	—	(1)	330	1,363	—	1,693	38	6/27/2013	1998
Jack in the Box	Kingswood	TX	—	(1)	430	955	—	1,385	26	6/27/2013	1992
Jack in the Box	Lufkin	TX	—	(1)	440	1,544	—	1,984	43	6/27/2013	1999
Jack in the Box	Lufkin	TX	—	(1)	450	1,563	—	2,013	43	6/27/2013	1998
Jack in the Box	Mesquite	TX	—	(1)	560	1,652	—	2,212	46	6/27/2013	1992
Jack in the Box	Nacogdoches	TX	—	(1)	340	1,320	—	1,660	37	6/27/2013	1998
Jack in the Box	Orange	TX	—	(1)	270	1,661	—	1,931	46	6/27/2013	1999
Jack in the Box	Port Arthur	TX	—	(1)	460	1,405	—	1,865	39	6/27/2013	1994
Jack in the Box	Rockwall	TX	—	(1)	450	1,275	—	1,725	35	6/27/2013	1992
Jack in the Box	San Antonio	TX	—	(1)	400	1,244	—	1,644	34	6/27/2013	1999
Jack in the Box	San Antonio	TX	—	(1)	470	1,256	—	1,726	35	6/27/2013	1999
Jack in the Box	San Antonio	TX	—	(1)	350	1,249	—	1,599	35	6/27/2013	1992
Jack in the Box	Spring	TX	—	(1)	450	1,487	—	1,937	41	6/27/2013	1993

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Jack in the Box	Spring	TX	—	(1)	570	1,340	—	1,910	37	6/27/2013	1999
Jack in the Box	Tyler	TX	—	(1)	450	1,025	—	1,475	28	6/27/2013	1999
Jack in the Box	Weatherford	TX	—	(1)	480	1,329	—	1,809	37	6/27/2013	1999
Jack in the Box	Enumclaw	WA	—	(1)	380	1,238	—	1,618	34	6/27/2013	1997
Joe's Crab Shack	Lilburn	GA	—	(1)	800	1,917	—	2,717	55	6/27/2013	1999
Joe's Crab Shack	Houston	TX	—	(1)	900	1,749	—	2,649	50	6/27/2013	1994
John Deere	Davenport	IA	—	(1)	1,161	22,052	—	23,213	2,130	5/31/2012	2003
Johnson Controls, Inc.	Pinellas Park	FL	16,200		4,538	23,842	—	28,380	242	11/5/2013	2001
Kaiser Foundation	Cupertino	CA	—	(1)	14,236	42,708	—	56,944	1,848	2/20/2013	2005
Ker's WingHouse Bar and Grill	Brandon	FL	—	(1)	340	654	—	994	19	6/27/2013	1999
Ker's WingHouse Bar and Grill	Clearwater	FL	—	(1)	550	627	—	1,177	18	6/27/2013	1979
Key Bank	Spencerport	NY	—	(1)	59	1,112	—	1,171	35	6/5/2013	1960
Key Bank	Berea	OH	—		234	1,326	—	1,560	18	10/1/2013	1958
KFC	Deming	NM	—	(1)	220	691	—	911	19	6/27/2013	1992
KFC	Las Cruces	NM	—	(1)	270	498	—	768	14	6/27/2013	1990
KFC	Appleton	WI	—	(1)	350	874	—	1,224	24	6/27/2013	1988
Kohl's	Howell	MI	—		547	10,399	—	10,946	548	3/28/2013	2003
Koninklijke Ahold, N.V.	Levittown	PA	13,340		4,716	9,955	—	14,671	83	11/5/2013	2006
Krystal	Greenville	AL	—	(1)	220	1,147	—	1,367	32	6/27/2013	2000
Krystal	Montgomery	AL	—	(1)	259	1,036	—	1,295	91	9/21/2012	1964
Krystal	Montgomery	AL	—	(1)	560	829	—	1,389	23	6/27/2013	2000
Krystal	Phoenix City	AL	—	(1)	366	1,465	—	1,831	129	9/21/2012	1980
Krystal	Scottsboro	AL	—	(1)	20	1,157	—	1,177	32	6/27/2013	1999
Krystal	Tuscaloosa	AL	—	(1)	206	1,165	—	1,371	103	9/21/2012	1976
Krystal	Jacksonville	FL	—	(1)	574	574	—	1,148	51	9/21/2012	1990
Krystal	Orlando	FL	—	(1)	372	372	—	744	33	9/21/2012	1994

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Krystal	Orlando	FL	—	(1)	669	446	—	1,115	39	9/21/2012	1995
Krystal	Plant City	FL	—	(1)	355	533	—	888	47	9/21/2012	2012
Krystal	St. Augustine	FL	—	(1)	411	411	—	822	36	9/21/2012	2012
Krystal	Albany	GA	—	(1)	309	721	—	1,030	63	9/21/2012	1962
Krystal	Atlanta	GA	—	(1)	166	664	—	830	58	9/21/2012	1973
Krystal	Augusta	GA	—	(1)	365	851	—	1,216	75	9/21/2012	1979
Krystal	Columbus	GA	—	(1)	622	934	—	1,556	82	9/21/2012	1977
Krystal	Decatur	GA	—	(1)	94	533	—	627	47	9/21/2012	1965
Krystal	East Point	GA	—	(1)	221	664	—	885	55	10/26/2012	1984
Krystal	Macon	GA	—	(1)	325	759	—	1,084	67	9/21/2012	1962
Krystal	Milledgeville	GA	—	(1)	261	609	—	870	54	9/21/2012	2011
Krystal	Snellville	GA	—	(1)	466	466	—	932	41	9/21/2012	1981
Krystal	Gulfport	MS	—	(1)	215	861	—	1,076	76	9/21/2012	2011
Krystal	Jackson	MS	—	(1)	285	1,140	—	1,425	100	9/21/2012	1978
Krystal	Jackson	MS	—	(1)	198	1,120	—	1,318	99	9/21/2012	1983
Krystal	Pearl	MS	—	(1)	426	638	—	1,064	56	9/21/2012	1976
Krystal	Chattanooga	TN	—	(1)	336	784	—	1,120	69	9/21/2012	2010
Krystal	Chattanooga	TN	—	(1)	500	947	—	1,447	26	6/27/2013	1994
Krystal	Knoxville	TN	—	(1)	369	246	—	615	22	9/21/2012	1970
Kum & Go	Bentonville	AR	—	(1)	587	1,370	—	1,957	83	11/20/2012	2009
Kum & Go	Lowell	AR	—	(1)	774	1,437	—	2,211	87	11/20/2012	2009
Kum & Go	Paragould	AR	—	(1)	708	2,123	—	2,831	149	9/28/2012	2012
Kum & Go	Rogers	AR	—	(1)	668	1,559	—	2,227	95	11/20/2012	2008
Kum & Go	Sherwood	AR	—	(1)	866	1,609	—	2,475	113	9/28/2012	2012
Kum & Go	Fountain	CO	—	(1)	1,131	1,696	—	2,827	95	12/24/2012	2012
Kum & Go	Monument	CO	—	(1)	1,192	1,457	—	2,649	82	12/24/2012	2012
Kum & Go	Muscatine	IA	—	(1)	794	1,853	—	2,647	104	12/31/2012	2012
Kum & Go	Ottumwa	IA	—	(1)	586	1,368	—	1,954	83	11/20/2012	1998
Kum & Go	Waukee	IA	—	(1)	1,280	1,280	—	2,560	54	3/28/2013	2012
Kum & Go	Tioga	ND	—	(1)	318	2,863	—	3,181	188	11/8/2012	2012
Kum & Go	Muskogee	OK	—	(1)	423	1,691	—	2,114	40	7/22/2013	2013
Kum & Go	Cheyenne	WY	—	(1)	411	2,327	—	2,738	131	12/27/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Leeann Chin	Blaine	MN	—	(1)	480	528	—	1,008	15	6/27/2013	1996
Leeann Chin	Chanhassen	MN	—	(1)	450	763	—	1,213	21	6/27/2013	1995
Leeann Chin	Golden Valley	MN	—	(1)	270	776	—	1,046	21	6/27/2013	1996
Logan's Roadhouse	Huntsville	AL	—	(1)	520	4,797	—	5,317	138	6/27/2013	2003
Logan's Roadhouse	Fayetteville	AR	—	(1)	1,570	2,182	—	3,752	63	6/27/2013	2004
Logan's Roadhouse	Hattiesburg	MS	—	(1)	890	4,012	—	4,902	115	6/27/2013	2006
Logan's Roadhouse	Clarksville	TN	—	(1)	1,010	4,424	—	5,434	127	6/27/2013	1994
Logan's Roadhouse	Cleveland	TN	—	(1)	890	3,902	—	4,792	112	6/27/2013	2003
Logan's Roadhouse	El Paso	TX	—	(1)	320	4,731	—	5,051	136	6/27/2013	1999
Long John Silver's	Alamogordo	NM	—	(1)	160	574	—	734	16	6/27/2013	1977
LongHorn Steakhouse	Tampa	FL	—	(1)	370	1,852	—	2,222	53	6/27/2013	1999
Lowe's	New Orleans	LA	15,643		10,315	20,728	—	31,043	172	11/5/2013	2005
Mattress Firm	Boise	ID	—	(1)	335	1,339	—	1,674	63	2/22/2013	2013
Mattress Firm	Columbus	IN	—	(1)	157	891	—	1,048	58	11/6/2012	2012
Mattress Firm	Raleigh	NC	—	(1)	1,091	1,091	—	2,182	77	9/28/2012	2012
Mattress Firm	Wilson	NC	—	(1)	373	692	—	1,065	49	9/28/2012	2012
Mattress Firm	Florence	SC	—	(1)	398	929	—	1,327	57	12/7/2012	2012
Mattress Firm	Rock Hill	SC	—	(1)	385	898	—	1,283	17	8/21/2013	2008
Mattress Firm	Nederland	TX	—	(1)	311	1,245	—	1,556	87	9/26/2012	2012
McAlister's	Murfreesboro	TN	—	(1)	310	720	—	1,030	—	6/27/2013	1985
MetroPCS Wireless	Richardson	TX	—		1,292	18,855	—	20,147	144	11/5/2013	1987
Michelin North America	Louisville	KY	—	(2)	1,120	7,763	—	8,883	79	11/5/2013	2011
Monro Muffler	Waukesha	WI	—	(1)	228	684	—	912	17	7/23/2013	2002
Morgan's Food's	Pittsburgh	PA	—		180	269	—	449	4	10/1/2013	1985
Morgan's Food's	Benwood	WV	—		123	287	—	410	4	10/1/2013	2006
Mo's Irish Pub Restaurant	Wauwatosa	WI	—	(1)	550	818	—	1,368	23	6/27/2013	1977
Mrs Baird's	Dallas	TX	—	(1)	453	4,077	—	4,530	373	7/11/2012	2002
Multi tenant (1000 Milwaukee Avenue)	Glenview	IL	55,523		14,014	70,411	—	84,425	537	11/5/2013	2001
Multi tenant (15721 Park Row Boulevard)	Houston	TX	19,525		2,356	35,412	—	37,768	270	11/5/2013	2009
Multi tenant (1585 Sawdust Road)	The Woodlands	TX	22,440		4,724	39,195	—	43,919	299	11/5/2013	2009

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Multi tenant (2211 Old Earhart Road)	AnnArbor	MI	29,356		3,520	38,319	—	41,839	292	11/5/2013	2013
Multi tenant (26501 Aliso Creek Road)	Aliso Viejo	CA	40,024		18,724	31,970	—	50,694	266	11/5/2013	2005
Multi tenant (5859 Farinon Drive)	San Antonio	TX	10,000		1,666	18,469	—	20,135	141	11/5/2013	2008
Multi tenant (Columbia Pike)	Silver Spring	MD	—		2,190	26,635	766	29,591	203	11/5/2013	1986
Multi tenant (Dodge Building)	Omaha	NE	—	(2)	—	6,489	—	6,489	49	11/5/2013	2011
Multi tenant (Landmark Building)	Omaha	NE	—	(2)	—	8,253	4	8,257	63	11/5/2013	1991
My Dentist	Chickasha	OK	—	(1)	100	186	—	286	6	6/27/2013	2001
National Tire & Battery	Morrow	GA	—	(1)	397	1,586	—	1,983	146	6/5/2012	1992
National Tire & Battery	St. Louis	MO	—	(1)	756	924	—	1,680	63	10/31/2012	1998
Nestle Holdings	Breinigsville	PA	46,494		—	66,948	—	66,948	681	11/5/2013	1994
O'Reilly Auto Parts	Oneonta	AL	—	(1)	81	460	—	541	37	8/2/2012	2000
O'Reilly Auto Parts	Laramie	WY	—	(1)	144	1,297	—	1,441	91	10/12/2012	1999
Pearson	Lawrence	KS	15,177		2,548	16,792	—	19,340	128	11/5/2013	1997
Pilot Flying J	Carnesville	GA	—	(1)	1,867	7,466	—	9,333	494	1/31/2013	2000
Pizza Hut	Cooper City	FL	—	(1)	320	466	—	786	13	6/27/2013	1998
Pizza Hut	Marathon	FL	—	(1)	530	187	—	717	5	6/27/2013	1980
Pizza Hut	Bozeman	MT	—	(1)	150	343	—	493	10	6/27/2013	1976
Pizza Hut	Glasgow	MT	—	(1)	120	217	—	337	6	6/27/2013	1985
Pizza Hut	Laurel	MT	—	(1)	170	621	—	791	18	6/27/2013	1985
Pizza Hut	Livingston	MT	—	(1)	130	245	—	375	7	6/27/2013	1979
Pizza Hut	Knoxville	TN	—	(1)	300	546	—	846	16	6/27/2013	1992
Pollo Tropical	Davie	FL	—	(1)	280	1,490	—	1,770	41	6/27/2013	1993
Pollo Tropical	Fort Lauderdale	FL	—	(1)	190	1,242	—	1,432	34	6/27/2013	1996
Pollo Tropical	Lake Worth	FL	—	(1)	280	1,182	—	1,462	33	6/27/2013	1994
Popeyes	Starke	FL	—	(1)	380	—	—	380	—	6/27/2013	1997
Popeyes	Thomasville	GA	—	(1)	110	705	—	815	20	6/27/2013	1998
Popeyes	Valdosta	GA	—	(1)	240	599	—	839	17	6/27/2013	1998
Popeyes	New Orleans	LA	—	(1)	60	390	—	450	11	6/27/2013	1975

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Popeyes	Channelview	TX	—	(1)	220	401	—	621	11	6/27/2013	1980
Popeyes	Houston	TX	—	(1)	300	244	—	544	7	6/27/2013	1978
Popeyes	Houston	TX	—	(1)	190	452	—	642	13	6/27/2013	1978
PriceRite	Rochester	NY	—		569	3,222	—	3,791	283	9/27/2012	2007
Pulte Mortgage LLC	Englewood	CO	—		2,563	21,121	—	23,684	161	11/5/2013	2009
Qdoba	Flint	MI	—	(1)	110	990	—	1,100	52	3/29/2013	2006
Qdoba	Grand Blanc	MI	—	(1)	165	935	—	1,100	49	3/29/2013	2006
Rally's	Indianapolis	IN	—	(1)	210	1,514	—	1,724	42	6/27/2013	1990
Rally's	Kokomo	IN	—	(1)	290	548	—	838	15	6/27/2013	1989
Rally's	Muncie	IN	—	(1)	310	1,196	—	1,506	33	6/27/2013	1989
Rally's	Harvey	LA	—	(1)	420	870	—	1,290	24	6/27/2013	2004
Rally's	New Orleans	LA	—	(1)	450	1,691	—	2,141	47	6/27/2013	1990
Rally's	New Orleans	LA	—	(1)	220	1,018	—	1,238	28	6/27/2013	2004
Rally's	Hamtramck	MI	—	(1)	230	1,020	—	1,250	28	6/27/2013	1993
Razzoos	Lewisville	TX	—	(1)	780	1,503	—	2,283	43	6/27/2013	1997
Reckitt Benckiser	Chester	NJ	5,500		886	7,972	—	8,858	513	8/16/2012	2006
Rite Aid	Jeffersonville	IN	—	(1)	824	2,472	—	3,296	161	11/30/2012	2008
Rite Aid	Lawrenceburg	KY	—	(1)	567	2,267	—	2,834	147	11/30/2012	2008
Rite Aid	Lexington	KY	—	(1)	—	1,943	—	1,943	126	11/30/2012	2007
Rite Aid	Paris	KY	—	(1)	743	2,228	—	2,971	145	11/30/2012	2008
Rite Aid	Scottsville	KY	—	(1)	153	2,904	—	3,057	189	11/30/2012	2007
Rite Aid	Stanford	KY	—	(1)	152	2,886	—	3,038	188	11/30/2012	2009
Rite Aid	Lima	OH	—	(1)	576	2,304	—	2,880	161	11/13/2012	2006
Rite Aid	Louisville	OH	—	(1)	576	3,266	—	3,842	229	10/31/2012	2008
Rite Aid	Marion	OH	—	(1)	508	2,877	—	3,385	201	11/13/2012	2006
Rite Aid	Huntington	WV	—	(1)	964	2,250	—	3,214	146	11/30/2012	2008
Rubbermaid	Winfield	KS	12,725		1,056	20,060	—	21,116	2,039	4/25/2012	2008
Rubbermaid	Winfield	KS	—	(1)	819	15,555	—	16,374	1,028	11/28/2012	2012
Ruby Tuesday	Colorado Springs	CO	—	(1)	480	809	—	1,289	23	6/27/2013	1999
Ruby Tuesday	Dillon	CO	—	(1)	400	1,628	—	2,028	47	6/27/2013	1999
Ruby Tuesday	Bartow	FL	—	(1)	270	1,916	—	2,186	55	6/27/2013	1999
Ruby Tuesday	London	KY	—	(1)	370	1,493	—	1,863	43	6/27/2013	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Ruby Tuesday	Somerset	KY	—	(1)	480	1,120	—	1,600	32	6/27/2013	1998
Sakura Tepanyaki Steakhouse	Orem	UT	—	(1)	340	658	—	998	19	6/27/2013	1999
Sam's Southern Eatery	Kennesaw	GA	—	(1)	210	46	—	256	1	6/27/2013	1976
Scotts Company	Orrville	OH	—	(1)	611	1,134	—	1,745	98	7/30/2012	2008
Scotts Company	Orrville	OH	—	(1)	609	11,576	—	12,185	1,000	7/30/2012	2008
Scotts Company	Orrville	OH	—	(1)	278	2,502	—	2,780	191	9/28/2012	2008
Shaw's Supermarkets	Plymouth	MA	—	(1)	1,440	3,361	—	4,801	572	4/18/2012	2000
Shoney's	Athens	AL	—		560	110	—	670	3	6/27/2013	1982
Shoney's	Florence	AL	—		100	484	—	584	14	6/27/2013	1966
Shoney's	Gadsden	AL	—	(1)	220	707	—	927	20	6/27/2013	1982
Shoney's	Oxford	AL	—	(1)	670	25	—	695	1	6/27/2013	1977
Shoney's	Valdosta	GA	—		420	440	—	860	13	6/27/2013	2000
Shoney's	Elizabethtown	KY	—	(1)	450	465	—	915	13	6/27/2013	1986
Shoney's	Grayson	KY	—	(1)	420	406	—	826	12	6/27/2013	1994
Shoney's	Owensboro	KY	—		390	129	—	519	4	6/27/2013	1988
Shoney's	Lafayette	LA	—		530	138	—	668	4	6/27/2013	1989
Shoney's	Osage Beach	MO	—		453	113	—	566	3	6/27/2013	1992
Shoney's	Hattiesburg	MS	—	(1)	730	618	—	1,348	18	6/27/2013	1989
Shoney's	Jackson	MS	—	(1)	360	572	—	932	16	6/27/2013	1989
Shoney's	Summerville	SC	—	(1)	350	800	—	1,150	23	6/27/2013	1995
Shoney's	Cookeville	TN	—	(1)	510	760	—	1,270	22	6/27/2013	1995
Shoney's	Lawrenceburg	TN	—	(1)	330	873	—	1,203	25	6/27/2013	1983
Shoney's	Charleston	WV	—	(1)	190	543	—	733	16	6/27/2013	1981
Shoney's	Lewisburg	WV	—	(1)	110	642	—	752	18	6/27/2013	1981
Shoney's	Princeton	WV	—	(1)	90	593	—	683	17	6/27/2013	1975
Shoney's	Ripley	WV	—	(1)	200	599	—	799	17	6/27/2013	1981
Smokey Bones BBQ	Morrow	GA	—		390	2,184	—	2,574	63	6/27/2013	1999
Sonny's Real Pit Bar-B-Q	Athens	GA	—	(1)	460	1,280	—	1,740	37	6/27/2013	1981
Sonny's Real Pit Bar-B-Q	Conyers	GA	—	(1)	450	663	—	1,113	19	6/27/2013	1994
Sonny's Real Pit Bar-B-Q	Marietta	GA	—	(1)	290	1,772	—	2,062	51	6/27/2013	1988
Spaghetti Warehouse	Marietta	GA	—	(1)	800	276	—	1,076	8	6/27/2013	1986

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Spaghetti Warehouse	Aurora	IL	—	(1)	480	805	—	1,285	23	6/27/2013	1993
Spaghetti Warehouse	Elk Grove Village	IL	—	(1)	550	299	—	849	9	6/27/2013	1995
Spaghetti Warehouse	Oklahoma City	OK	—	(1)	570	1,193	—	1,763	34	6/27/2013	1905
Spaghetti Warehouse	Tulsa	OK	—	(1)	530	1,174	—	1,704	34	6/27/2013	1917
Spaghetti Warehouse	Memphis	TN	—	(1)	100	283	—	383	8	6/27/2013	1905
Spaghetti Warehouse	Arlington	TX	—	(1)	630	1,400	—	2,030	40	6/27/2013	1994
Spaghetti Warehouse	Dallas	TX	—	(1)	810	1,656	—	2,466	47	6/27/2013	1990
Spaghetti Warehouse	Houston	TX	—	(1)	980	2,284	—	3,264	65	6/27/2013	1906
Spaghetti Warehouse	Plano	TX	—	(1)	540	1,060	—	1,600	30	6/27/2013	1993
Spaghetti Warehouse	San Antonio	TX	—	(1)	1,140	1,434	—	2,574	41	6/27/2013	1907
Subway	Knoxville	TN	—	(1)	160	349	—	509	10	6/27/2013	1990
Sweet Tomatoes	Coral Springs	FL	—	(1)	790	1,625	—	2,415	47	6/27/2013	1997
Synovus Bank	Tampa	FL	—	(1)	985	2,298	—	3,283	123	12/31/2012	1959
T.G.I. Friday's	Homestead	PA	—	(1)	970	3,455	—	4,425	99	6/27/2013	2000
Taco Bell	Daphne	AL	—	(1)	180	1,278	—	1,458	35	6/27/2013	1984
Taco Bell	Foley	AL	—	(1)	360	1,460	—	1,820	40	6/27/2013	1992
Taco Bell	Mobile	AL	—	(1)	160	1,973	—	2,133	55	6/27/2013	1994
Taco Bell	SaraLand	AL	—	(1)	150	1,063	—	1,213	29	6/27/2013	1991
Taco Bell	Jacksonville	FL	—	(1)	440	1,167	—	1,607	32	6/27/2013	1985
Taco Bell	Jacksonville	FL	—	(1)	340	1,383	—	1,723	38	6/27/2013	1991
Taco Bell	Pensacola	FL	—	(1)	140	1,897	—	2,037	53	6/27/2013	1986
Taco Bell	Augusta	GA	—	(1)	220	1,292	—	1,512	36	6/27/2013	1979
Taco Bell	Hephzibah	GA	—	(1)	330	930	—	1,260	26	6/27/2013	1998
Taco Bell	Jesup	GA	—	(1)	230	715	—	945	20	6/27/2013	1998
Taco Bell	Waycross	GA	—	(1)	170	1,115	—	1,285	31	6/27/2013	1994
Taco Bell	St. Louis	MO	—	(1)	190	1,351	—	1,541	37	6/27/2013	1991
Taco Bell	Wentzville	MO	—	(1)	410	1,168	—	1,578	32	6/27/2013	2000

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Taco Bell	Brunswick	OH	—	(1)	400	1,267	—	1,667	35	6/27/2013	1992
Taco Bell	North Olmstead	OH	—	(1)	390	904	—	1,294	25	6/27/2013	1979
Taco Bell	Kingston	TN	—	(1)	280	714	—	994	20	6/27/2013	1997
Taco Bell	Dallas	TX	—	(1)	400	1,225	—	1,625	34	6/27/2013	1997
Taco Bell	Colonial Heights	VA	—	(1)	450	1,144	—	1,594	32	6/27/2013	1994
Taco Bell	Hayes	VA	—	(1)	350	—	—	350	—	6/27/2013	1994
Taco Bell	Portsmouth	VA	—		350	—	—	350	—	6/27/2013	1997
Taco Bell	Richmond	VA	—	(1)	500	1,061	—	1,561	29	6/27/2013	1994
Taco Bell	Richmond	VA	—	(1)	510	1,321	—	1,831	37	6/27/2013	1994
Taco Bell/Long John Silvers	Ashtabula	OH	—	(1)	440	1,640	—	2,080	45	6/27/2013	2004
Taco Bell/Pizza Hut	Dallas	TX	—	(1)	420	1,582	—	2,002	44	6/27/2013	2000
Taco Cabana	Austin	TX	—	(1)	700	2,105	—	2,805	58	6/27/2013	1980
Taco Cabana	Pasadena	TX	—	(1)	420	1,420	—	1,840	39	6/27/2013	1994
Taco Cabana	San Antonio	TX	—	(1)	600	1,955	—	2,555	54	6/27/2013	1994
Taco Cabana	San Antonio	TX	—	(1)	500	1,740	—	2,240	48	6/27/2013	1985
Taco Cabana	San Antonio	TX	—	(1)	280	1,695	—	1,975	47	6/27/2013	1986
Taco Cabana	San Antonio	TX	—	(1)	500	1,766	—	2,266	49	6/27/2013	1984
Taco Cabana	Schertz	TX	—	(1)	520	1,408	—	1,928	39	6/27/2013	1998
Talbots HQ	Hingham	MA	—		3,009	27,080	—	30,089	762	5/24/2013	1980
TCF National Bank	Crystal	MN	—	(1)	640	642	—	1,282	17	6/27/2013	1981
TD Bank	Falmouth	ME	—		4,057	22,989	—	27,046	832	3/18/2013	2002
Teva Pharmaceuticals Industries Limited	Malvern	PA	—	(2)	2,666	39,761	—	42,427	303	11/5/2013	2013
Texas Roadhouse	Cedar Rapids	IA	—	(1)	430	2,194	—	2,624	63	6/27/2013	2000
Texas Roadhouse	Ammon	ID	—	(1)	490	1,206	—	1,696	35	6/27/2013	1999
Texas Roadhouse	Shively	KY	—	(1)	540	2,055	—	2,595	59	6/27/2013	1998
Texas Roadhouse	Concord	NC	—	(1)	650	2,130	—	2,780	61	6/27/2013	2000
Texas Roadhouse	Gastonia	NC	—	(1)	570	1,544	—	2,114	44	6/27/2013	1999
Texas Roadhouse	Hickory	NC	—	(1)	580	1,831	—	2,411	53	6/27/2013	1999
Texas Roadhouse	Dickson City	PA	—	(1)	640	1,897	—	2,537	54	6/27/2013	2000
Texas Roadhouse	College Station	TX	—	(1)	670	2,299	—	2,969	66	6/27/2013	2000
Texas Roadhouse	Grand Prairie	TX	—	(1)	780	1,867	—	2,647	54	6/27/2013	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
The Kroger Co.	Calhoun	GA	—	(2)	—	6,279	—	6,279	52	11/5/2013	1996
The Kroger Co.	Lithonia	GA	—	(2)	—	6,250	—	6,250	52	11/5/2013	1996
The Kroger Co.	Suwanee	GA	—	(2)	—	7,574	—	7,574	63	11/5/2013	1996
The Kroger Co.	Suwanee	GA	—	(2)	—	7,691	—	7,691	64	11/5/2013	1996
The Kroger Co.	Frankfort	KY	—	(2)	—	5,794	—	5,794	48	11/5/2013	1996
The Kroger Co.	Georgetown	KY	—	(2)	—	6,742	—	6,742	56	11/5/2013	1996
The Kroger Co.	Madisonville	KY	—	(2)	—	5,715	—	5,715	48	11/5/2013	1996
The Kroger Co.	Murray	KY	—	(2)	—	6,165	—	6,165	51	11/5/2013	1996
The Kroger Co.	Owensboro	KY	—	(2)	—	6,073	—	6,073	51	11/5/2013	1996
The Kroger Co.	Franklin	TN	—	(2)	—	7,782	—	7,782	65	11/5/2013	1996
The Kroger Co.	Knoxville	TN	—	(2)	—	7,642	—	7,642	64	11/5/2013	1996
The Pantry, Inc.	Montgomery	AL	—	(1)	526	1,228	—	1,754	69	12/31/2012	1998
The Pantry, Inc.	Charlotte	NC	—	(1)	1,332	1,332	—	2,664	75	12/31/2012	2004
The Pantry, Inc.	Charlotte	NC	—	(1)	1,667	417	—	2,084	23	12/31/2012	1982
The Pantry, Inc.	Charlotte	NC	—	(1)	1,191	1,787	—	2,978	100	12/31/2012	1987
The Pantry, Inc.	Charlotte	NC	—	(1)	1,070	1,308	—	2,378	73	12/31/2012	1997
The Pantry, Inc.	Conover	NC	—	(1)	1,144	936	—	2,080	53	12/31/2012	1998
The Pantry, Inc.	Cornelius	NC	—	(1)	1,847	2,258	—	4,105	127	12/31/2012	1999
The Pantry, Inc.	Lincolnton	NC	—	(1)	1,766	2,159	—	3,925	121	12/31/2012	2000
The Pantry, Inc.	Matthews	NC	—	(1)	980	1,819	—	2,799	102	12/31/2012	1987
The Pantry, Inc.	Thomasville	NC	—	(1)	1,175	1,436	—	2,611	81	12/31/2012	2000
The Pantry, Inc.	Fort Mill	SC	—	(1)	1,311	1,967	—	3,278	110	12/31/2012	1988
The Procter & Gamble Co.	FortWayne	IN	25,904		—	26,400	—	26,400	268	11/5/2013	1994
Thermo Process Systems	Sugarland	TX	—	(1)	1,680	7,778	—	9,458	94	9/24/2013	2005
Tiffany & Co.	Parsippany	NJ	55,773		2,248	81,081	—	83,329	824	11/5/2013	2002
Tilted Kilt	Hendersonville	TN	—	(1)	310	763	—	1,073	22	6/27/2013	1994
Time Warner Cable	Milwaukee	WI	20,570		3,081	21,505	—	24,586	164	11/5/2013	2001
Tire Kingdom	Dublin	OH	—	(6)	373	1,119	—	1,492	108	4/27/2012	2003
TJX Companies, Inc.	Philadelphia	PA	67,334		9,889	84,953	—	94,842	864	11/5/2013	2001
T-Mobile USA, Inc.	Nashville	TN	10,295		1,190	15,396	—	16,586	117	11/5/2013	2002
Tractor Supply	Oneonta	AL	—	(1)	359	1,438	—	1,797	46	4/18/2013	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Tractor Supply	Gray	LA	—		550	2,202	—	2,752	149	8/7/2012	2011
Tractor Supply	Negaunee	MI	—	(1)	488	1,953	—	2,441	147	6/12/2012	2010
Tractor Supply	Plymouth	NH	—		424	2,402	—	2,826	124	11/29/2012	2011
Tractor Supply	Allentown	NJ	—	(5)	697	3,949	—	4,646	361	1/27/2012	2011
Tractor Supply	Rio Grande City	TX	—	(1)	469	1,095	—	1,564	78	6/19/2012	2008
UPS e-Logistics	Elizabethtown	KY	—	(1)	1,460	10,923	—	12,383	167	9/24/2013	2001
Vacant	Randolph	MA	6,929		2,840	6,826	—	9,666	68	11/5/2013	1993
Vacant	Bethesda	MD	54,554		8,536	31,879	—	40,415	292	11/5/2013	2012
Vacant	Irving	TX	—		2,610	4,470	—	7,080	34	11/5/2013	1997
Vacant (Development property)	Columbia	SC	—		—	6,941	7,006	13,947	—	11/5/2013	in progress
Vacant (Development property)	The Woodlands	TX	—		—	5,411	1,521	6,932	—	11/5/2013	in progress
Vitamin Shoppe	Evergreen Park	IL	—	(1)	476	1,427	—	1,903	53	4/19/2013	2012
Vitamin Shoppe	Ashland	VA	—		2,399	19,663	—	22,062	200	11/5/2013	2013
Walgreens	Wetumpka	AL	—	(5)	547	3,102	—	3,649	341	2/22/2012	2007
Walgreens	Peoria	AZ	—	(1)	837	1,953	—	2,790	98	2/28/2013	1996
Walgreens	Phoenix	AZ	—	(1)	1,037	1,927	—	2,964	87	3/26/2013	1999
Walgreens	Coalings	CA	—	(3)	396	3,568	—	3,964	482	10/11/2011	2008
Walgreens	Acworth	GA	—	(1)	1,583	2,940	—	4,523	162	1/25/2013	2012
Walgreens	Chicago	IL	—	(1)	1,212	2,829	—	4,041	156	1/30/2013	1999
Walgreens	Chicago	IL	—	(1)	1,617	3,003	—	4,620	165	1/30/2013	2007
Walgreens	Anderson	IN	—		807	3,227	—	4,034	274	7/31/2012	2001
Walgreens	Greensburg	KS	—	(1)	1,007	1,869	—	2,876	28	9/30/2013	1996
Walgreens	Olathe	KS	—	(1)	1,258	3,774	—	5,032	94	7/25/2013	2002
Walgreens	Frankfort	KY	—	(5)	911	3,643	—	4,554	419	2/8/2012	2006
Walgreens	Shreveport	LA	—	(5)	619	3,509	—	4,128	386	2/22/2012	2003
Walgreens	Baltimore	MD	—	(1)	1,185	2,764	—	3,949	69	8/6/2013	2000
Walgreens	Clinton	MI	—	(1)	1,463	3,413	—	4,876	239	11/13/2012	2002
Walgreens	Dearborn	MI	—	(1)	190	3,605	—	3,795	162	4/1/2013	1998

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Walgreens	Eastpointe	MI	—	(1)	668	2,672	—	3,340	307	1/19/2012	1998
Walgreens	Lincoln Park	MI	—		1,041	5,896	—	6,937	501	7/31/2012	2007
Walgreens	Livonia	MI	—	(1)	261	2,350	—	2,611	106	4/1/2013	1998
Walgreens	Stevensville	MI	—	(3)	855	3,420	—	4,275	428	11/28/2011	2007
Walgreens	Troy	MI	—	(1)	—	1,896	—	1,896	123	12/12/2012	2000
Walgreens	Warren	MI	—	(1)	748	2,991	—	3,739	194	11/21/2012	1999
Walgreens	Columbia	MS	—		452	4,072	—	4,524	244	12/21/2012	2011
Walgreens	Greenwood	MS	—	(5)	561	3,181	—	3,742	350	2/22/2012	2007
Walgreens	Maplewood	NJ	—	(3)	1,071	6,071	—	7,142	759	11/18/2011	2011
Walgreens	Las Vegas	NV	—		1,528	6,114	—	7,642	581	5/30/2012	2009
Walgreens	Las Vegas	NV	—	(1)	700	2,801	—	3,501	112	4/30/2013	2001
Walgreens	Staten Island	NY	—		—	3,984	—	3,984	538	10/5/2011	2007
Walgreens	Akron	OH	—		664	1,548	—	2,212	54	5/31/2013	1994
Walgreens	Bryan	OH	—	(5)	219	4,154	—	4,373	457	2/22/2012	2007
Walgreens	Eaton	OH	—		398	3,586	—	3,984	323	6/27/2012	2008
Walgreens	Tahlequah	OK	—		647	3,664	—	4,311	220	1/2/2013	2008
Walgreens	Aibonito Pueblo	PR	—		1,855	5,566	—	7,421	278	3/5/2013	2012
Walgreens	Las Piedras	PR	—		1,726	5,179	—	6,905	233	4/3/2013	2012
Walgreens	Anderson	SC	—	(5)	835	3,342	—	4,177	384	2/8/2012	2006
Walgreens	Easley	SC	—		1,206	3,617	—	4,823	326	6/27/2012	2007
Walgreens	Greenville	SC	—		1,313	3,940	—	5,253	355	6/27/2012	2006
Walgreens	Myrtle Beach	SC	—	(1)	—	2,077	—	2,077	249	12/29/2011	2001
Walgreens	North Charleston	SC	—		1,320	3,081	—	4,401	277	6/27/2012	2008
Walgreens	Cordova	TN	—		1,005	2,345	—	3,350	164	11/9/2012	2002
Walgreens	Memphis	TN	—		896	2,687	—	3,583	201	10/2/2012	2003
Walgreens	Portsmouth	VA	2,118		730	3,311	—	4,041	33	11/5/2013	1998
Wendy's	Atascadero	CA	—	(1)	230	1,009	—	1,239	28	6/27/2013	2000
Wendy's	Camarillo	CA	—	(1)	320	2,253	—	2,573	62	6/27/2013	1996
Wendy's	Paso Robles	CA	—	(1)	150	1,603	—	1,753	44	6/27/2013	1999
Wendy's	Worcester	MA	—	(1)	370	1,288	—	1,658	36	6/27/2013	1996
Wendy's	Salisbury	MD	—	(1)	370	1,299	—	1,669	36	6/27/2013	1993
Wendy's	Swanton	OH	—	(1)	430	1,233	—	1,663	34	6/27/2013	1999
Wendy's	Sylvania	OH	—	(1)	300	799	—	1,099	22	6/27/2013	1999
Wendy's	Knoxville	TN	—	(1)	330	1,161	—	1,491	32	6/27/2013	1998
Wendy's	Knoxville	TN	—	(1)	330	1,132	—	1,462	31	6/27/2013	1996
Wendy's	Millington	TN	—	(1)	380	1,208	—	1,588	33	6/27/2013	1976
Wendy's	Bluefield	VA	—	(1)	450	1,927	—	2,377	53	6/27/2013	1992
Wendy's	Midlothian	VA	—	(1)	230	1,300	—	1,530	36	6/27/2013	1991
Wendy's	Beaver	WV	—	(1)	290	1,156	—	1,446	32	6/27/2013	1982
West Marine	Deltaville	VA	—	(1)	425	2,409	—	2,834	192	7/31/2012	2012
Williams Sonoma	Olive Branch	MS	28,350		2,330	44,266	—	46,596	8,397	8/10/2012	2001
Encumbrances allocated based on notes below			1,392,878
Total			2,466,337		786,542	3,893,761	9,610	4,689,913	164,728

__________________________________

(1)	These properties collateralize a senior corporate credit facility of up to $2.42 billion, which had $1.06 billion outstanding as of December 31, 2013.

(2)	These properties collateralize a $150.0 million secured credit facility, which had $150.0 million outstanding as of December 31, 2013.

(3)	These properties collateralize a $54.3 million mortgage note payable of which $54.3 million was outstanding as of December 31, 2013.

(4)	These properties collateralize a $48.5 million mortgage note payable of which $48.5 million was outstanding as of December 31, 2013.

(5)	These properties collateralize a $36.6 million mortgage note payable of which $36.6 million was outstanding as of December 31, 2013.

(6)	These properties collateralize a $12.3 million mortgage note payable of which $12.3 million was outstanding as of December 31, 2013.

(7)	These properties collateralize a $15.0 million mortgage note payable of which $15.0 million was outstanding as of December 31, 2013.

(8)	These properties collateralize a $4.5 million mortgage note payable of which $4.5 million was outstanding as of December 31, 2013.

(9)	These properties collateralize a $11.9 million mortgage note payable of which $11.9 million was outstanding as of December 31, 2013.

(10)	Acquired intangible lease assets allocated to individual properties in the amount of $536.3 million are not reflected in the table above.

(11)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 was $5.1 million.

(12)	The accumulated depreciation column excludes $48.1 million of amortization associated with acquired intangible lease assets.

(13)	Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings, five to fifteen years for building fixtures and improvements.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2013 (amounts in thousands):

Year ended December 31, 2013
Real estate investments, at cost:
Balance at beginning of year	$1,586,267
Additions - acquisitions and improvements	3,103,646
Balance at end of the year	$4,689,913
Accumulated depreciation:
Balance at beginning of year	$44,811
Depreciation expense	119,917
Balance at end of the year	$164,728

AMERICAN REALTY CAPITAL PROPERTIES, INC.
LOANS HELD FOR INVESTMENT
SCHEDULE IV
December 31, 2013
(In thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and interest are payable monthly at a varying amount over the life to maturity		$2,973	$3,329	—
CVS Caremark Corporation	Evansville, IN	6.22%	Jan 2033	Principal and interest are payable monthly at a level amount over the life to maturity		2,932	3,268	—
CVS Caremark Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and interest are payable monthly at a level amount over the life to maturity		1,133	1,289	—
CVS Caremark Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and interest are payable monthly at a varying amount over the life to maturity		2,237	2,443	—
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and interest are payable monthly at a varying amount over the life to maturity		2,083	2,384	—
Lowes Companies, Inc.	Framingham, MA	N/A	Sep 2031	Principal and interest are payable monthly at a varying amount over the life to maturity		5,692	1,399	—
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity		2,851	3,231	—
Walgreen Co.	Nacogdoches, TX	6.8%	Sep 2030	Principal and interest are payable monthly at a level amount over the life to maturity		3,084	3,561	—
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity		4,369	4,888	—
						$27,354	$25,792	—

Corporate Credit Notes
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and interest are payable monthly at a level amount over the life to maturity		$81	$83	—
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and interest are payable monthly at a level amount over the life to maturity		256	261	—
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and interest are payable monthly at a level amount over the life to maturity		140	143	—
						$477	$487	—

Total						$27,831	$26,279	—

AMERICAN REALTY CAPITAL PROPERTIES, INC.
LOANS HELD FOR INVESTMENT
SCHEDULE IV - CONTINUED
December 31, 2013
(In thousands)

Balance - November 5, 2013		$26,457
Additions during the year:
New Loan Investments	—
Deductions during the year:
Principal received	(164)
Allowance for loan losses	—
Amortization of unearned discounts and premiums	(14)
Balance - December 31, 2013		$26,279