Form 10-Q
period 2014-03-31
American Realty Capital Properties, Inc.
filed 2014-05-08
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s common stock on May 7, 2014 was 769,995,602 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q
March 31, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Real estate investments, at cost:
Land	$3,226,615	$1,378,865
Buildings, fixtures and improvements	11,841,722	5,291,031
Land and construction in progress	40,459	21,839
Acquired intangible lease assets	2,209,747	758,376
Total real estate investments, at cost	17,318,543	7,450,111
Less: accumulated depreciation and amortization	(422,355)	(269,684)
Total real estate investments, net	16,896,188	7,180,427
Investment in unconsolidated entities	105,775	—
Investment in direct financing leases, net	65,723	66,112
Investment securities, at fair value	213,803	62,067
Loans held for investment, net	98,185	26,279
Cash and cash equivalents	83,067	52,725
Restricted cash	55,559	35,921
Intangible assets, net	371,634	—
Deferred costs and other assets, net	294,694	279,109
Goodwill	2,287,122	102,419
Due from affiliates	8,550	—
Total assets	$20,480,300	$7,805,059

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,234,668	$1,301,114
Corporate bonds, net	2,545,884	—
Convertible debt, net	973,737	972,490
Credit facilities	2,415,800	1,969,800
Other debt, net	148,809	104,804
Below-market lease liabilities, net	287,199	77,789
Accounts payable and accrued expenses	143,860	808,900
Deferred rent, derivative and other liabilities	195,826	40,271
Distributions payable	4,414	10,278
Due to affiliates	217	—
Total liabilities	10,950,414	5,285,446

Series D preferred stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at March 31, 2014 and December 31, 2013, respectively	269,299	269,299

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,654,919 and 42,199,547 shares issued and outstanding at March 31, 2014 and December 31, 2013	427	422
Common stock, $0.01 par value, 1,500,000,000 and 750,000,000 shares authorized and 769,931,938 and 239,234,725 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,699	2,392
Additional paid-in capital	10,305,815	2,939,287
Accumulated other comprehensive income	13,397	7,666
Accumulated deficit	(1,365,467)	(867,436)
Total stockholders’ equity	8,961,871	2,082,331
Non-controlling interests	298,716	167,983
Total equity	9,260,587	2,250,314
Total liabilities and equity	$20,480,300	$7,805,059

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$244,445	$40,987
Direct financing lease income	1,006	—
Operating expense reimbursements	21,096	1,910
Cole Capital revenue	54,067	—
Total revenues	320,614	42,897
Operating expenses:
Cole Capital reallowed fees and commissions	34,436	—
Acquisition related	11,884	10,327
Merger and other transaction related	222,192	137,769
Property operating	29,627	2,549
General and administrative	26,839	1,454
Equity based compensation	22,510	881
Depreciation and amortization	165,363	26,753
Total operating expenses	512,851	179,733
Operating loss	(192,237)	(136,836)
Other (expense) income:
Interest expense, net	(116,712)	(6,056)
Other income, net	5,512	853
Loss on derivative instruments, net	(20,197)	(5)
Gain on disposition of properties, net	2,979	—
Gain on sale of investments	—	451
Total other expenses, net	(128,418)	(4,757)
Net loss from continuing operations	(320,655)	(141,593)
Discontinued operations:
Loss from operations of held for sale properties	—	(16)
Gain on held for sale properties	—	14
Net loss from discontinued operations	—	(2)
Net loss	(320,655)	(141,595)
Net loss attributable to non-controlling interests	11,974	432
Net loss attributable to the Company	(308,681)	(141,163)
Less: Dividends attributable to preferred shares	(22,427)	—
Less: Dividends attributable to participating securities	(1,205)	—
Net loss attributable to common stockholders	$(332,313)	$(141,163)

Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.84)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common stockholders	$(332,313)	$(141,163)

Other comprehensive income (loss):
Designated derivatives, fair value adjustments	2,636	(1,177)
Unrealized gain on investment securities, net	3,095	428
Total other comprehensive income (loss)	5,731	(749)

Total comprehensive loss	$(326,582)	$(141,912)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2013	42,199,547	$422	239,234,725	$2,392	$2,939,287	$7,666	$(867,436)	$2,082,331	$167,983	$2,250,314
Issuance of common stock	—	—	524,305,318	5,243	7,324,217	—	—	7,329,460	—	7,329,460
Offering costs	—	—	—	—	(1,715)	—	—	(1,715)	—	(1,715)
Conversion of Common OP Units to common stock	—	—	951,708	10	13,444	—	—	13,454	(13,454)	—
Conversion of Preferred OP Units to Series F Preferred Stock	455,372	5	—	—	9,404	—	—	9,409	(9,409)	—
Issuance of RSUs, net	—	—	5,440,187	54	(1,332)	—	—	(1,278)	—	(1,278)
Amortization of restricted shares and LTIPs	—	—	—	—	22,510	—	—	22,510	—	22,510
Distributions declared on common stock	—	—	—	—	—	—	(165,718)	(165,718)	—	(165,718)
Issuance of OP Units	—	—	—	—	—	—	—	—	153,884	153,884
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,589)	(9,589)
Distributions to participating securities	—	—	—	—	—	—	(1,205)	(1,205)	—	(1,205)
Distributions to preferred shareholders	—	—	—	—	—	—	(22,427)	(22,427)	—	(22,427)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	279	279
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	20,996	20,996
Net loss	—	—	—	—	—	—	(308,681)	(308,681)	(11,974)	(320,655)
Other comprehensive income	—	—	—	—	—	5,731	—	5,731	—	5,731
Balance, March 31, 2014	42,654,919	$427	769,931,938	$7,699	$10,305,815	$13,397	$(1,365,467)	$8,961,871	$298,716	$9,260,587

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(320,655)	$(141,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of OP Units	153,884	108,247
Depreciation	111,015	21,474
Amortization of intangible lease assets	40,159	5,279
Amortization of deferred costs	38,064	1,222
Amortization of above- and below-market leases, net	358	68
Amortization of intangible assets	13,992	—
Amortization of discounts and premiums	(18,411)	—
Gain on disposition of properties	(2,979)	(14)
Equity based compensation	22,510	3,260
Equity in income of unconsolidated entities	(251)	—
Loss on derivative instruments	8,048	5
Gain on sale of investments, net	—	(451)
Loss on extinguishment of debt	15,681	—
Changes in assets and liabilities:
Investment in direct financing leases	(3,104)	—
Deferred costs and other assets, net	3,348	(4,710)
Due from affiliates	(8,349)	—
Accounts payable and accrued expenses	(148,052)	(1,960)
Deferred rent, derivative and other liabilities	(12,365)	1,024
Due to affiliates	981	—
Net cash used in operating activities	(106,126)	(8,151)
Cash flows from investing activities:
Investments in real estate and other assets	(672,856)	(412,628)
Acquisition of a real estate business, net of cash acquired	(681,510)	—
Capital expenditures	(4,796)	—
Principal repayments received from borrowers	3,062	—
Investments in unconsolidated entities	(2,500)	—
Return of investment from unconsolidated entities	941	—
Proceeds from disposition of properties	60,036	—
Investment in intangible assets	(258)	—
Deposits for real estate investments	(55,029)	(7,769)
Uses and refunds of deposits for real estate investments	137,688	—
Purchases of investment securities	—	(63,269)
Line of credit advances to affiliates	(36,000)	—
Line of credit repayments from affiliates	39,100	—
Proceeds from sale of investment securities	—	44,198
Net cash used in investing activities	(1,212,122)	(439,468)
Cash flows from financing activities:
Proceeds from mortgage notes payable	669,336	—
Payments on mortgage notes payable	(739,087)	—
Payments on other debt	(4,938)	—
Proceeds from credit facilities	2,131,000	675,000
Payments on credit facilities	(2,994,000)	(159,604)
Proceeds from corporate bonds	2,545,760	—
Payments of deferred financing costs	(43,037)	(24,587)
Common stock repurchases	—	(350,522)
Proceeds from issuances of common stock	—	1,317,389
Payments of offering costs and fees related to stock issuances	(1,715)	(138,578)
Consideration to Former Manager for internalization	—	(3,035)
Contributions from non-controlling interest holders	279	750
Distributions to non-controlling interest holders	(9,589)	(921)
Distributions paid	(201,485)	(40,636)
Payments to affiliates, net	—	(526)
Change in restricted cash	(3,934)	(179)
Net cash provided by financing activities	1,348,590	1,274,551
Net change in cash and cash equivalents	30,342	826,932
Cash and cash equivalents, beginning of period	52,725	292,575
Cash and cash equivalents, end of period	$83,067	$1,119,507
Supplemental Disclosures:
Cash paid for interest	$52,518	$1,363
Cash paid for income taxes	—	222
Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	—	7,498
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Properties, Inc. (the “Company” or “ARCP”) is a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”). The Company’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP”.
The Company operates through two business segments, Real Estate Investment (“REI”) and its private capital management business, Cole Capital (“Cole Capital”), as further discussed in Note 5 — Segment Reporting. Substantially all of the Company’s REI segment is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 96.9% of the equity interests in the OP as of March 31, 2014. As of March 31, 2014, certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 2.5% and 0.6%, respectively, of the equity interests in the OP. Under the limited partnership agreement of the OP, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by the Company, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Prior to January 8, 2014, ARC Properties Advisors, LLC (the Company’s “Former Manager”), a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in the best interests of the Company and its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014. In connection with becoming self-managed, the Company terminated the management agreement with its Former Manager at no internalization cost to the Company, entered into employment and incentive compensation arrangements with its executives and acquired from its Former Manager certain assets necessary for its operations. See Note 19 — Related Party Transactions and Arrangements for further discussion.
The Company has advanced its investment objectives by not only growing its net lease portfolio through organic acquisitions but also through strategic mergers and acquisitions. See Note 2 — Mergers and Acquisitions for further discussion.
On March 13, 2014, the Company announced a plan to spin off substantially all of its multi-tenant shopping center properties into a newly formed publicly traded entity expected to qualify as a REIT, American Realty Capital Centers, Inc., that will operate under the name “ARCenters” and that is expected to trade on The NASDAQ Global Market under the symbol “ARCM”. The OP is expected to retain a 25% ownership stake of ARCM’s outstanding shares of common stock. The spin-off will be effected through a pro rata taxable special distribution of one share of ARCenters common stock for every 10 shares of the Company’s common stock and every 10 OP Units. The initial Form 10 registration statement relating to the spin-off was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 5, 2014 and the distribution is expected to be completed in the second quarter of 2014. The Company’s board of directors has unanimously approved a plan to pursue the spin-off. The transaction is subject to certain conditions, including declaration by the SEC that ARCenters’ registration statement is effective, filing and approval of ARCenters’ listing application with The NASDAQ Global Market, customary third-party consents, and formal approval and declaration of the specified distribution by the Company’s board of directors. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 2 — Mergers and Acquisitions
Completed Mergers and Significant Acquisitions
American Realty Capital Trust III, Inc. Merger
On December 14, 2012, the Company entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with American Realty Capital Trust III, Inc. (“ARCT III”) and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of the Company (the “ARCT III Merger”). The ARCT III Merger was consummated on February 28, 2013.
Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares which became vested, was converted into the right to receive (i) 0.95 of a share of the Company’s common stock (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of ARCT III’s operating partnership (“ARCT III OP”) was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.
Upon the closing of the ARCT III Merger on February 28, 2013, the Company paid an aggregate of $350 million in cash for 29.2 million shares that elected cash consideration, or 16.5% of the then outstanding shares of ARCT III’s common stock (which is equivalent to 27.7 million shares of the Company’s common stock based on the ARCT III Exchange Ratio). In addition, 140.7 million shares of the Company’s common stock were issued in exchange for 148.1 million shares of ARCT III’s common stock adjusted for the ARCT III Exchange Ratio.
Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC (the “ARCT III Special Limited Partner”), the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from the ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the ARCT III Exchange Ratio, resulting in the issuance of an additional 7.3 million OP Units to affiliates of the Company’s Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period from the date of issuance before being exchangeable into the Company’s common stock.
Also in connection with the ARCT III Merger, the Company entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 19 — Related Party Transactions and Arrangements.
Accounting Treatment for the ARCT III Merger
The Company and ARCT III, from inception to the ARCT III Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continued to receive fees from the Company prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the merger had occurred as of the beginning of the earliest period presented. Therefore, the accompanying consolidated financial statements including the notes thereto are presented as if the ARCT III Merger had occurred on January 1, 2013.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

On November 5, 2013, the Company completed the CapLease Merger. Pursuant to the terms of the CapLease Merger Agreement, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP, each outstanding unit of equity ownership of CapLease’s operating partnership, other than units owned by CapLease or any wholly owned subsidiary of CapLease, was converted into the right to receive $8.50. Vesting of CapLease’s outstanding restricted stock was accelerated and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to CapLease’s common and preferred shareholders.
Accounting Treatment for the CapLease Merger
The CapLease Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values is recorded as goodwill. Results of operations for CapLease are included in the Company’s consolidated financial statements from the date of acquisition.
American Realty Capital Trust IV, Inc. Merger
On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The Company consummated the ARCT IV Merger on January 3, 2014.
Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of the Company’s common stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock of the Company designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (“ARCT IV OP Unit”), other than ARCT IV OP Units held by the American Realty Capital Trust IV Special Limited Partner, LLC, (the “ARCT IV Special Limited Partner”) and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor") was exchanged for (i) $9.00 in cash, (ii) 0.5190 of an OP Unit and (iii) 0.5937 of a OP Unit designated as Series F Preferred Units (“Series F OP Units”). In total, the Company paid $650.9 million in cash, issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock, and issued 0.7 million units of Series F OP units and 0.6 million OP Units to the former ARCT IV shareholders and ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 OP Units, resulting in the Company issuing 1.2 million OP Units.
On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, ARCT IV Special Limited Partner and ARC Real Estate Partner, LLC, an entity under common ownership with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT IV OP equal to approximately $63.2 million. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on agreed upon price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other transaction costs in the accompanying consolidated statement of operations for the three months ended March 31, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million OP Units after application of the exchange ratio of 2.3961 per share. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these OP units before converting them to shares of Company common stock.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

In addition, as part of the ARCT IV Contribution and Exchange Agreement, ARC Real Estate Partners, LLC, contributed $750,000 in cash to the ARCT IV OP, effective prior to the consummation of the ARCT IV Merger, in exchange for ARCT IV OP Units. Upon the consummation of the ARCT IV Merger, these equity units converted at an exchange ratio of 2.3961 OP Units per ARCT IV OP Unit, resulting in the Company issuing 0.1 million OP Units.
Accounting Treatment for the ARCT IV Merger
The Company and ARCT IV, from inception to the ARCT IV Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and had continued to receive fees from the Company prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the entities were combined for each period presented. Therefore, the accompanying consolidated financial statements including the notes thereto are presented as if the ARCT IV Merger, including the impact of the equity transactions entered to consummate the merger, had occurred on January 1, 2013.
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to and assigned by the Company (the “Fortress Portfolio”). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During the three months ended March 31, 2014, the Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, the Company entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a Maryland corporation, and a wholly owned subsidiary of the Company. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of the Company (the “Cole Merger”). The Company consummated the Cole Merger on February 7, 2014 (the “Cole Acquisition Date”).
Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units (“RSUs”) and performance stock units that vested in conjunction with the Cole Merger, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of common stock, par value $0.01 per share, of the Company (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole holders received Stock Consideration and approximately 2% of outstanding Cole shares elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in the Company issuing approximately 520.8 million shares of Company common stock and paying $181.8 million to holders of Cole shares based on their elections.
In addition, the Company issued approximately 2.8 million shares of Company common stock, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between the Company and such individuals concurrently with the execution of the Cole Merger Agreement, as previously disclosed by the Company. Additionally, effective as of the Cole Acquisition Date, the Company issued, but has not yet allocated, 0.4 million shares with dividend equivalent rights commensurate with the Company’s common stock.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Accounting Treatment for the Cole Merger
The Cole Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Cole have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values is recorded as goodwill. Results of operations for Cole are included in the Company’s consolidated financial statements subsequent to the Cole Acquisition Date.
Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the “Inland Portfolio”) were allocated to the Company for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by the Company and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of March 31, 2014, the Company had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company does not consider it probable to close on the remaining one property.
Note 3 — Summary of Significant Accounting Policies
The consolidated financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 of the Company, which are included on Form 10-K filed with the SEC on February 27, 2014. There have been no significant changes to these policies during the three months ended March 31, 2014, other than the updates described below.
Reclassification
Certain reclassifications have been made to the previously issued historical financial statements of the Company to conform to this presentation.
Investment in Unconsolidated Entities
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of March 31, 2014 consisted of the Company’s interest in six joint ventures that owned six properties (the “Unconsolidated Joint Ventures”). As of March 31, 2014, the Company owned aggregate equity investments of $100.7 million in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Investment in Managed REITs
As of March 31, 2014, the Company owned aggregate equity investments of $5.1 million in the following publicly registered, non-traded REITs: Cole Credit Property Trust, Inc. (“CCPT”); Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Corporate Income Trust, Inc. (“CCIT”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT, CCPT IV, CCIT INAV and CCIT II the “Managed REITs”). The Company accounts for these investments using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through its advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions.
Leasehold Improvements and Property and Equipment
The Company leases its office facilities under operating leases. Leasehold improvements related to these are recorded at cost less accumulated amortization. Leasehold improvements are amortized over the lesser of the estimated useful life or remaining lease term.
Property and equipment, which primarily include office furniture, fixtures and equipment and computer hardware and software, are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, which range from five to seven years. The Company reassesses the useful lives of its property and equipment and adjusts the future monthly depreciation expense based on the new useful life, as applicable. If the Company disposes of an asset, the asset and related accumulated depreciation are written off upon disposal.
Impairments
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified, and no impairment losses were recorded related to the Company’s unconsolidated entities for the period from the Cole Acquisition Date to March 31, 2014.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. No impairments of leasehold improvements or property or equipment were identified during the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Program Development Costs
The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Managed REITs.  The reimbursement of these expenses by the Managed REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreement and charter. Such expenses paid by the Company on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offering and reserves for any balances considered not collectible. No reserves were recorded as of March 31, 2014, as the Company expects to be reimbursed for all of the program development costs by the Managed REITs as additional proceeds from their respective offerings are raised. Program development costs are included in deferred costs and other assets, net in the accompanying consolidated balance sheets.
Due from Affiliates
The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 19 — Related Party Transaction and Arrangements for further explanation.
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, Real Estate Investment and Cole Capital. The identification and aggregation of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 5 — Segment Reporting for further information.
Revenue Recognition - Cole Capital
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets, in accordance with the respective advisory and dealer manager agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and advisory, asset and property management fees as services are performed. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commission and dealer manager reimbursements are recorded as revenue as the expenses are incurred. Other reimbursements are recorded as revenue when reimbursements are reasonably assured.
Income Taxes
The Company currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, the Company generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
The Company conducts substantially all of its Cole Capital business operations through a taxable REIT subsidiary (“TRS”). A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, and as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company provides for income taxes in accordance with current authoritative accounting and tax guidance. The tax expense or benefit related to significant, unusual or extraordinary items is recognized in the quarter in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the quarter in which the change occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.
Repurchase Agreements
In certain circumstances the Company may obtain financing through a repurchase agreement. The Company evaluates the initial transfer of a financial instrument and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing, and accordingly, both the securities and related repurchase agreement payable are recorded separately in the accompanying consolidated balance sheets in investment securities, at fair value and other debt, net, respectively. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting yet the pronouncement also requires expanded disclosures for discontinued operations. The Company adopted ASU 2014-08 effective January 1, 2014. Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 will be presented within income from continuing operations on the accompanying consolidated statements of income.
Note 4 — Acquisitions of CapLease and Cole
CapLease Acquisition
On November 5, 2013 (the “CapLease Acquisition Date”), the Company completed the CapLease Merger, an acquisition of a real estate investment trust that primarily owned and managed a diversified portfolio of single tenant commercial real estate properties subject to long-term leases, the majority of which were net leases, to high credit quality tenants, by acquiring 100% of the outstanding common stock and voting interests of CapLease. The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company’s consolidated financial statements include the results of operations of CapLease subsequent to the CapLease Acquisition Date.
The purchase price includes a cash payment of $920.7 million, which was funded by the Company through additional borrowings under its revolving credit facility and the credit facility assumed from CapLease. See Note 12 — Other Debt and Note 13 — Credit Facilities.
The purchase price allocation for the CapLease Merger is considered preliminary, and additional adjustments may be recorded during the measurement period in accordance with U.S. GAAP. The purchase price allocation will be finalized as the Company receives additional information relevant to the acquisition, including a final valuation of the assets purchased and liabilities assumed.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the CapLease Acquisition Date initially recorded, as well as measurement period adjustments made and the revised estimated fair values of the assets acquired and liabilities assumed at the CapLease Acquisition Date (in thousands):

	Preliminary
	Amounts Previously Recognized as of the CapLease Acquisition Date (1)	Measurement Period Adjustments	Adjusted Amounts Recognized as of the CapLease Acquisition Date
Fair value of consideration given	$920,697	$—	$920,697

Assets purchased, at fair value:
Land	235,843	(2,778)	233,065
Buildings, fixtures and improvements	1,596,481	(8,147)	1,588,334
Land and construction in process	12,352	—	12,352
Acquired intangible lease assets	191,964	(1,102)	190,862
Total real estate investments	2,036,640	(12,027)	2,024,613
Cash and cash equivalents	41,799	—	41,799
Investment securities	60,730	—	60,730
Loans held for investment	26,457	—	26,457
Restricted cash	29,159	—	29,159
Deferred costs and other assets, net	21,564	—	21,564
Deferred costs	325	—	325
Total identifiable assets purchased	2,216,674	(12,027)	2,204,647

Liabilities assumed, at fair value:
Mortgage notes payable	1,037,510	—	1,037,510
Secured credit facility	121,000	—	121,000
Other debt	114,208	—	114,208
Below-market leases	57,058	—	57,058
Derivative liabilities	158	—	158
Accounts payable and accrued expenses	46,484	517	47,001
Deferred rent, derivative and other liabilities	8,867	—	8,867
Total liabilities assumed	1,385,285	517	1,385,802

Non-controlling interest retained by third party	567	—	567

Net identifiable assets acquired by Company	830,822	(12,544)	818,278
Goodwill	$89,875	$12,544	$102,419
____________________________________

(1)	As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

After the December 31, 2013 financial statements were issued, the Company received final purchase and sale agreements for two properties that were sold to third parties during the first quarter of 2014.  After giving consideration to the sales price of these properties, the Company has estimated that the fair value of these properties originally acquired as part of the CapLease Merger to be $12.0 million.  As a result of the sale, the carrying amount of real estate investments was retrospectively decreased by $12.0 million as of the CapLease Acquisition Date, with a corresponding increase to goodwill in the accompanying consolidated balance sheet as of December 31, 2013.  The impact to depreciation expense recognized during the year ended December 31, 2013 was not significant, and, therefore, the Company has not retrospectively adjusted its consolidated statements of operations. In addition to the adjustment above, the Company identified $0.5 million of additional accrued expenses that were outstanding as of the CapLease Acquisition Date.
Management is in the process of further evaluating the purchase price accounting. The fair value of real estate investments and below-market leases have been estimated by the Company with the assistance of third-party valuation firms. Based on a preliminary analysis received to date, the estimated fair value of these assets and liabilities total $2.0 billion and $57.1 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result. Such post-closing adjustments are customary in nature in accordance with ASC 805, Business Combinations.
The ascribed value of the noncontrolling interest has been estimated based on the fair value of the percentage ownership of The Woodlands, Texas development activity not held by the Company. See to Note 6 — Real Estate Investments.
The fair value of the remaining CapLease assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Goodwill of approximately $102.4 million is expected to be assigned to the REI segment upon completion of the valuation. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, expected synergies and the assembled work force at CapLease.
The pro forma consolidated statements of operations in Note 6 — Real Estate Investments are presented as if CapLease had been included in the consolidated results of the Company for the entire periods ended March 31, 2014 and 2013.
Cole Acquisition
On February 7, 2014, the Company completed its acquisition of Cole, as discussed in Note 2 — Mergers and Acquisitions. The Company accounted for the Cole Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of Cole subsequent to the Cole Acquisition Date.
Fair Value of Consideration Transferred
The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of the consideration transferred; thus, the fair values of currently recorded assets and liabilities are subject to change. The estimated fair value of the consideration transferred at the Cole Acquisition Date totaled approximately $7.5 billion and consisted of the following (in thousands):

As of Cole Acquisition Date (Preliminary)
Estimated Fair Value of Consideration Transferred:
Cash	$181,775
Common stock	7,285,868
Total consideration transferred	$7,467,643
The fair value of the 520.8 million shares of common stock issued, excluding those common shares transferred to former Cole executives, was determined based on the closing market price of the Company’s common stock on the Cole Acquisition Date.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Allocation of Consideration
The consideration transferred pursuant to the Cole Merger Agreement was allocated to the assets acquired and liabilities assumed for the REI segment and Cole Capital, based upon their preliminary estimated fair values as of the Cole Acquisition Date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. Such post-closing adjustments are customary in nature in accordance with ASC 805, Business Combinations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by segment at the Cole Acquisition Date (in thousands):

	Preliminary
	REI Segment	Cole Capital	Total as of Cole Acquisition Date
Identifiable Assets Acquired at Fair Value:
Land	$1,737,390	$—	$1,737,390
Buildings, fixtures and improvements	5,898,895	—	5,898,895
Land and construction in process	—	—	—
Acquired intangible lease assets	1,323,614	—	1,323,614
Total real estate investments	8,959,899	—	8,959,899
Investment in unconsolidated entities	100,659	3,307	103,965
Investment securities, at fair value	151,197	—	151,197
Loans held for investment, net	72,326	—	72,326
Cash and cash equivalents	130,747	20,413	151,160
Restricted cash	15,704	—	15,704
Intangible assets	—	385,368	385,368
Deferred costs and other assets	45,081	50,893	95,974
Due from affiliates	—	3,301	3,301
Total identifiable assets acquired	9,475,613	463,282	9,938,894

Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable, net	2,719,072	—	2,719,072
Credit facilities	1,309,000	—	1,309,000
Other debt	49,013	—	49,013
Below-market lease liabilities	212,377	—	212,377
Accounts payable and accrued expenses	73,441	60,468	133,909
Deferred rent, derivative and other liabilities	42,764	110,529	153,293
Dividends payable	6,271	—	6,271
Contingent consideration	3,606	48,373	51,979
Due to affiliates	—	44	44
Total liabilities assumed	4,415,544	219,414	4,634,958

Noncontrolling interests	20,996	—	20,996

Net identifiable assets acquired	5,039,073	243,868	5,282,940
Goodwill	1,628,571	556,132	2,184,703
Net assets acquired	$6,667,644	$800,000	$7,467,643

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The fair value of real estate investments and below-market lease liabilities allocated to the REI segment have been estimated by the Company with the assistance of a third-party valuation firm. Based on a preliminary analysis received to date, the estimated fair value of these assets and liabilities total $9.0 billion and $212.4 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.
The intangible assets acquired primarily consist of management and advisory contracts that the Company has with the Managed REITs and are subject to an estimated useful life of approximately four years. The Company recorded $14.0 million of amortization expense for the period from the Cole Acquisition Date to March 31, 2014. The estimated amortization expense for the remainder of the year ending December 31, 2014 is $72.6 million. The estimated amortization expense for each of the years ending December 31, 2015, 2016 and 2017 is $96.3 million and the estimated amortization expense for the year ending December 31, 2018 is $9.8 million.
Goodwill of approximately $1.6 billion is expected to be assigned to the REI segment upon completion of the external valuation. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, realized and expected synergies, the impact of the merger on lowering the Company’s cost of capital, as well as the benefits of critical mass, improved portfolio diversification, and enhanced access to capital markets. Goodwill of approximately $556.1 million is expected to be assigned to Cole Capital upon completion of the external valuation. The goodwill is primarily supported by management’s belief that Cole Capital brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes.
The fair value of the remaining Cole assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The amounts of revenue and net income related to Cole property acquisitions and Cole Capital included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended March 31, 2014 was $162.6 million and $0.7 million respectively.
The pro forma consolidated statements of operations in Note 6 — Real Estate Investments are presented as if Cole had been included in the consolidated results of the Company for the entire periods ended March 31, 2014 and 2013.
Note 5 — Segment Reporting
The Company operates under two segments, REI and Cole Capital.
REI - Through its REI segment, the Company acquires, owns and operates a diverse portfolio of core commercial real estate investments primarily consisting of single-tenant, freestanding commercial real estate properties. The Company focuses on investing in properties that are net leased to credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants. The Company’s long-term business strategy is to acquire a diverse portfolio consisting of approximately 70.0% long-term leases and 30.0% medium-term, with an average portfolio remaining primary lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (ten years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company expects this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases. As of March 31, 2014, the Company owned 3,809 properties comprising 101.8 million square feet of single and multi-tenant retail and commercial space located in 49 states, which include properties owned through consolidated joint ventures. As of March 31, 2014, the rentable space at these properties was 98.9% leased with a weighted average remaining lease term of 10.2 years. As of March 31, 2014, the Company also owned 25 commercial mortgage-backed securities (“CMBS”), 14 loans held for investment and, through the Unconsolidated Joint Ventures, had interests in six properties comprising 1.6 million rentable square feet of commercial and retail space.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Cole Capital - Cole Capital is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various jurisdictions for such offerings.
The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its two segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended March 31,
	2014	2013
REI:
Rental income	$244,445	$40,987
Direct financing lease income	1,006	—
Operating expense reimbursements	21,096	1,910
Total real estate investment revenues	266,547	42,897
Acquisition related	11,884	10,327
Merger and other transaction related	222,192	137,769
Property operating expenses	29,627	2,549
General and administrative expenses	7,750	1,454
Equity based compensation	22,510	881
Depreciation and amortization	151,004	26,753
Total operating expenses	444,967	179,733
Operating loss	(178,420)	(136,836)
Interest expense, net	(116,717)	(6,056)
Other income, net	322	853
Loss on derivative instruments, net	(20,197)	(5)
Gain on disposition of properties, net	2,979	—
Gain on sale of investments	—	451
Total other expenses, net	(133,613)	(4,757)
Net loss from continuing operations	(312,033)	(141,593)
Discontinued operations:
Loss from operations of held for sale properties	—	(16)
Gain on held for sale properties	—	14
Net loss from discontinued operations	—	(2)
Net loss	$(312,033)	$(141,595)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cole Capital:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$42,453	$—
Transaction service fees	4,559	—
Management fees and reimbursements	7,055	—
Total Cole Capital revenues	54,067	—
Cole Capital reallowed fees and commissions	34,436	—
General and administrative expenses	19,089	—
Depreciation and amortization	14,359	—
Total operating expenses	67,884	—
Total other income	5,195	—
Net loss	$(8,622)	$—

Total Company:
Total revenues	$320,614	$42,897
Total operating expenses	512,851	179,733
Total other expense	(128,418)	(4,757)
Loss from continuing operations	(320,655)	(141,593)
Loss from discontinued operations	—	(2)
Net loss	$(320,655)	$(141,595)

	Total Assets
	March 31, 2014	December 31, 2013
Real Estate Investment	$19,480,029	$7,805,059
Cole Capital	1,000,271	—
Total Company	$20,480,300	$7,805,059

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 6 — Real Estate Investments
Excluding the Cole Merger and the ARCT IV Merger, the Company acquired interests in 215 commercial properties, including five land parcels, for an aggregate purchase price of $936.1 million during the three months ended March 31, 2014 (the “2014 Acquisitions”). The Company is in the process of obtaining and reviewing the final third-party appraisals for the 2014 Acquisitions, as such, the fair value of the related asset acquired and liabilities assumed during the three months ended March 31, 2014 are provisionally allocated. The following table presents the allocation of the fair value of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Real estate investments, at cost:
Land	$133,903	$74,700
Buildings, fixtures and improvements	694,935	291,664
Total tangible assets	828,838	366,364
Acquired intangible assets:
In-place leases	120,421	45,223
Above-market leases	11,559	—
Assumed intangible liabilities:
Below-market leases	(1,156)	—
Fair value adjustment of assumed notes payable	(23,589)	—
Total purchase price of assets acquired, net	936,073	411,587
Notes payable assumed	263,217	—
Cash paid for acquired real estate investments	$672,856	$411,587
Number of properties acquired	215	112
The following table presents unaudited pro forma information as if all of the 2014 Acquisitions and the Cole Merger and ARCT IV Merger, as discussed in Note 2 — Mergers and Acquisitions, were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $11.9 million and $10.3 million for the three months ended March 31, 2014 and 2013, respectively and merger and other transaction related expenses of $222.2 million and $137.8 million for the three months ended March 31, 2014 and 2013, respectively. These costs were recognized in the pro forma information for the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Pro forma revenues	$413,780	$44,330
Pro forma net income (loss) attributable to stockholders	$(20,374)	$6,056

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

ARCT IV GE Capital Portfolio
After the ARCT IV December 31, 2013 financial statements were issued, ARCT IV completed its review of the final appraisals received from third party firms for certain properties included in the ARCT IV GE Capital Portfolio. After giving consideration to the appraisals of these properties, the Company has estimated that the fair value of the land, building, fixtures and improvements, acquired leases assets and acquired lease liabilities to be $183.2 million, $300.4 million, $47.0 million, and $7.8 million, respectively. Additionally, as part of ARCT IV’s review of the final appraisals, assets that were classified as direct financing leases were reclassified into real estate investments. As a result of these adjustments, the carrying amount land, acquired leases assets and acquired lease liabilities was retrospectively increased by $40.7 million, $2.7 million, and $7.8 million, respectively, as of the date ARCT IV acquired the ARCT IV GE Capital Portfolio. In addition, the carrying amount of buildings, fixtures and improvements and investments in direct financing leases was decreased by $32.1 million and $3.5 million, respectively as of the same date. These adjustments to carrying value are reflected in the accompanying consolidated balance sheet as of December 31, 2013.  The impact to depreciation expense recognized during the year ended December 31, 2013 was not significant, and therefore, the Company has not retrospectively adjusted its consolidated statements of operations.
Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2014 - December 31, 2014	$921,815	$3,802
2015	1,152,446	4,757
2016	1,127,440	4,674
2017	1,075,967	4,273
2018	1,021,150	3,183
Thereafter	7,251,560	10,052
Total	$12,550,378	$30,741
____________________________________
(1) 47 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
Net Investment in Direct Financing Leases
The components of the Company’s net investment in direct financing leases as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Future minimum lease payments receivable	$31,001	$33,729
Unguaranteed residual value of property	47,089	46,172
Unearned income	(12,367)	(13,789)
Net investment in direct financing leases	$65,723	$66,112

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Development Activities
During the three months ended March 31, 2014, the Company acquired five land parcels, upon which single tenant commercial properties will be developed. Based on budgeted construction costs, the remaining costs to complete the buildings is estimated to be $7.9 million in aggregate. The land acquired for an aggregate amount of $4.6 million is included in land in the accompanying consolidated balance sheet. In addition, during the three months ended March 31, 2014, the Company substantially completed the development of a 450,000 square foot distribution warehouse in Columbia, South Carolina. The build-to-suit project has an estimated total investment of $22.0 million. As of March 31, 2014, the Company had a total investment of $20.1 million, including capitalized interest of $37,000, and estimated remaining investment of $1.9 million related to the development project.
Prior to the CapLease Acquisition Date, CapLease entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, Texas, adjacent to and part of the same development as an existing office building owned by CapLease since 2012. Costs of the project, which are budgeted to be $34.0 million, are scheduled to be funded by equity contributions from the Company and its developer partner, and $17.0 million of advances during the construction period under a development loan entered into with Amegy Bank. All equity contributions are scheduled to be borne as follows: the Company, 90%; and the developer, 10%; except for cost overruns, which will be borne 50% by each. Because the Company has a controlling financial interest in the investment, it consolidates the investment for financial accounting purposes. The Company has an option to purchase, and the developer the option to sell to the Company, in each case at fair market value, the developer’s interest in the project upon (i) substantial completion of the project and (ii) leases being entered into for 95% of the square footage of the project. Construction activity and funding of the project commenced during the quarter ended September 30, 2013 and is expected to be completed during the second half of 2014. As of March 31, 2014, the Company had a total investment of $12.3 million, including capitalized interest of $45,000, and estimated remaining investment of $21.7 million related to the development project.
Tenant Concentration
The following table lists the tenants of the Company whose annualized rental income, determined on a straight-line basis, represented greater than 10% of consolidated annualized rental income as of March 31, 2013. Annualized rental income for net leases is rental income as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable. There were no tenants exceeding 10% of consolidated annualized rental income March 31, 2014.

	March 31,
Tenant	2014	2013
Dollar General	*	12.0%
Citizens Bank	*	12.0%
____________________________________
* The tenants’ annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.
No other tenant represents more than 10% of total consolidated annualized rental income for the periods presented.
Geographic Concentration
As of March 31, 2014, properties located in Texas represented 12.2% of consolidated annualized rental income determined on a straight-line basis. There were no geographic concentrations exceeding 10% of consolidated annualized rental income at March 31, 2013.
Note 7 — Investment Securities, at Fair Value
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following tables detail the unrealized gains and losses on investment securities as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,605	$43	$—	$1,648
CMBS	209,076	3,546	(467)	212,155
Total	$210,681	$3,589	$(467)	$213,803

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,589	$—	$(105)	$1,484
CMBS	60,452	498	(367)	60,583
Total	$62,041	$498	$(472)	$62,067
CMBS
In connection with the Cole Merger, the Company acquired 15 CMBS with an estimated aggregate fair value of $151.2 million as of the Cole Acquisition Date. As of March 31, 2014, the Company owned 25 CMBS with an estimated aggregate fair value of $212.2 million. As of March 31, 2014, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 12 — Other Debt. As of December 31, 2013, the Company owned 10 CMBS with an estimated aggregate fair value of $60.6 million.
As of March 31, 2014, the fair value of six CMBS was below its amortized cost. The Company evaluated each of the securities for other-than-temporary impairment at March 31, 2014, and determined that no other-than-temporary impairment charges on its securities were appropriate. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of March 31, 2014.
The scheduled maturity of the Company’s CMBS as of March 31, 2014 is as follows (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	1,325	1,348
Due after five years through ten years	178,885	181,055
Due after ten years	28,866	29,752
	$209,076	$212,155
Investment in Real Estate Fund
As of March 31, 2014, the Company had investments in a real estate fund that is sponsored by an affiliate of the Former Manager of the Company and which invests primarily in equity securities of other publicly traded REITs.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 8 — Loans Held for Investment
Loans Held for Investment
During the three months ended March 31, 2014, in connection with the Cole Merger, the Company acquired two mortgage notes receivable, each of which is secured by an office building. The mortgage notes had a fair value of $72.3 million as of the Cole Acquisition Date. As of December 31, 2013, the Company owned 12 loans held for investment, which were acquired in connection with the CapLease Merger and consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. The loans had a fair value of $26.5 million at the CapLease Merger Date. At March 31, 2014, the Company owned 14 loans held for investment, which had a carrying value of $98.2 million and carried interest rates ranging from 5.28% to 7.24%. As of December 31, 2013, the loans held for investment had a carrying value of $26.3 million and carried interest rates ranging from 5.28% to 7.24%. The fair value adjustment is being amortized to interest expense in the consolidated statements of operations over the lives of the secured terms.
The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant. Payments of debt service on the Company’s loans is, in substantially all cases, funded directly by rent payments paid into a lockbox account by the underlying tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions, and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (“LTV”) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of March 31, 2014 and December 31, 2013, the Company had no reserve for loan loss.
Note 9 — Deferred Costs and Other Assets, Net
Deferred costs and other assets, net consisted of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Deferred costs, net	$116,094	$119,731
Accounts receivable, net (2)	54,684	16,538
Straight-line rent receivable	28,995	19,009
Prepaid expenses	21,247	5,379
Leasehold improvements, property and equipment, net (1)	19,979	1,451
Restricted escrow deposits	19,154	101,814
Derivative assets, at fair value	9,829	9,189
Other assets	24,712	5,998
	$294,694	$279,109
____________________________________
(1) Amortization expense for leasehold improvements totaled $197,000 for the three months ended March 31, 2014. Accumulated amortization was $250,000 and $53,000 as of March 31, 2014 and December 31, 2013, respectively. Depreciation expense for property and equipment totaled $275,000 for the three months ended March 31, 2014. Accumulated depreciation was $355,000 and $80,000 as of March 31, 2014 and December 31, 2013, respectively.
(2) Allowance for doubtful accounts was $908,000 and $187,000 as of March 31, 2014 and December 31, 2013, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be infrequent.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2014, the Company’s interest rate cap derivative measured at fair value on a recurring basis was zero and was classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of March 31, 2014
Assets:
Investments in real estate fund	$—	$1,648	$—	$1,648
CMBS	—	—	212,155	212,155
Interest rate swap assets	—	9,829	—	9,829
Total assets	$—	$11,477	$212,155	$223,632
Liabilities:
Interest rate swap liabilities	$—	$(8,737)	$—	$(8,737)
Series D Preferred Stock embedded derivative	—	—	(26,734)	(26,734)
Contingent consideration arrangements	—	—	(4,903)	(4,903)
Total liabilities	$—	$(8,737)	$(31,637)	$(40,374)

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of December 31, 2013
Assets:
Investments in real estate fund	$—	$1,484	$—	$1,484
CMBS	—	—	60,583	60,583
Interest rate swap assets	—	9,189	—	9,189
Total assets	$—	$10,673	$60,583	$71,256
Liabilities:
Interest rate swap liabilities	$—	$(1,719)	$—	$(1,719)
Series D Preferred Stock embedded derivative	—	—	(16,736)	(16,736)
Total liabilities	$—	$(1,719)	$(16,736)	$(18,455)
Investments in real estate fund — The fair value of the Company’s investments in real estate fund are based published pricing.
CMBS — The fair values of the Company’s CMBS are valued using broker quotations, collateral values, subordination levels and liquidity of the individual securities.
Derivatives — The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Series D Preferred Stock embedded derivative — The valuation of this derivative instrument is determined using a binomial option pricing model. Key inputs in the model include the expected term, risk-free interest rate, volatility and dividend yield.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Contingent Consideration Arrangements — The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the contingent payments related to property acquisitions is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. The estimated fair value of the property-related contingent consideration arrangements totaled $4.9 million as of March 31, 2014 and is included in the accompanying consolidated balance sheet in deferred rent, derivative and other liabilities. There were no property related contingent consideration arrangements as of December 31, 2013.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2014.
The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2014 (in thousands):

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Beginning Balance as of December 31, 2013	$60,583	$(16,736)	$—	$43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	2,948	—	—	2,948
Changes in fair value included in net income, net	—	(9,998)	(1,297)	(11,295)
Purchases, issuances, settlements and amortization:
Purchases/issuances	151,197	—	(3,606)	147,591
Amortization included in net income, net	(2,573)	$—	—	(2,573)
Ending balance as of March 31, 2014	$212,155	$(26,734)	$(4,903)	$180,518

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (dollar amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Assets:
Loans held for investment	3	$98,185	$98,652	$26,279	$26,435

Liabilities:
Mortgage notes payable, net	3	$4,234,668	$4,265,230	$1,301,114	$1,305,823
Corporate bonds, net	3	$2,545,884	$2,545,884	$—	$—
Convertible debt, net	3	$973,737	$976,629	$972,490	$976,629
Senior corporate credit facility	3	2,265,800	2,265,800	1,819,800	1,819,800
Secured term loan	3	53,958	54,035	58,979	59,049
Trust preferred notes	3	26,563	23,485	26,548	23,345
Unsecured credit facility	3	150,000	150,000	150,000	150,000
Other debt	3	68,288	68,414	19,278	19,350
Total liabilities		$10,318,898	$10,349,477	$4,348,209	$4,353,996
Loans held for investment — The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.
Credit facilities — Management believes that the stated interest rates (which float based on short-term interest rates) approximates market rates. As such, the fair values of these obligations is estimated to be equal to the outstanding principal amounts.
Convertible notes, mortgage notes payable and secured term loan — The fair value of mortgages payable on real estate investments and the secured term loan is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates.
Trust preferred notes — The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.
Note 11 — Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of March 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
March 31, 2014	697	$4,128,384	4.83%	6.23
December 31, 2013	177	$1,258,661	3.42%	3.41
____________________________________

(1)
Mortgage notes payable primarily have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 2.41% to 7.20% at March 31, 2014 and 1.83% to 6.28% at December 31, 2013.

(2)	Weighted average remaining years until maturity as of March 31, 2014 and December 31, 2013, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

In conjunction with the various mergers and portfolio acquisitions, as described in Note 2 — Mergers and Acquisitions, aggregate net premiums totaling $137.4 million were recorded upon the assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages using a method that approximates the effective-interest method. As of March 31, 2014, there was $106.3 million in unamortized net premiums included in mortgage notes payable, net on the consolidated balance sheets.
The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2014 (in thousands):

Year	Total
April 1, 2014 - December 31, 2014	$134,152
2015	202,578
2016	242,769
2017	567,950
2018	252,923
Thereafter	2,728,012
Total	$4,128,384
The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of March 31, 2014, the Company was in compliance with the debt covenants under the mortgage loan agreements.
During the three months ended March 31, 2014, the Company defeased $721.7 million of mortgage notes payable, including notes that were subject to interest rate swap agreements. In connection with the debt defeasances, the Company paid prepayment fees totaling $29.8 million. In addition, the Company paid $9.9 million for the settlement of interest rate swaps that were associated with certain of the mortgage notes, which approximated the fair value of the interest rate swaps. In addition, the Company wrote off the deferred financing costs and premiums and discounts associated with these mortgages, which resulted in a reduction to interest expense of $22.0 million. The recently paid off mortgages had a weighted average remaining interest rate of 5.16% and a weighted average remaining term of 2.2 years.
Note 12 — Other Debt
Corporate Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes,” and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The OP may redeem all or a part of any series of the Notes at any time at its option at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest on the principal amount of the Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Notes and the 2024 Notes, if such Notes are redeemed on or after January 6, 2019, with respect to the 2019 Notes, or November 6, 2023, with respect to the 2024 Notes, the redemption price will equal 100% of the principal amount of the Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. In conjunction with this corporate bond offering, aggregate discounts totaling $4.2 million were recorded. As of March 31, 2014, the unamortized net discount totaled $4.1 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Convertible Senior Note Offering
On July 29, 2013, the Company issued $300.0 million of the Convertible Senior Notes and, pursuant to an over-allotment exercise by the underwriters of such offering, issued an additional $10.0 million of its Convertible Senior Notes on August 1, 2013 (collectively, the “Original 2018 Notes”). On December 10, 2013, the Company issued an additional $287.5 million through a reopening of the Original 2018 Notes indenture agreement (the “Reopened 2018 Notes,” together with the Original 2018 Notes, the “2018 Notes”). The 2018 Notes mature on August 1, 2018. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of March 31, 2014, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $301.0 million and $282.5 million, respectively. The holders may elect to convert the 2018 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate is 59.805 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes.
On December 10, 2013, the Company issued $402.5 million of 3.75% Convertible Senior Notes (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of March 31, 2014, the carrying value of the 2020 Notes was $390.2 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of the Company’s common stock per $1,000 principal amount of 2020 Notes.
In connection with the 2018 Notes and 2020 Notes, the remaining unamortized discount totaled $26.3 million as of March 31, 2014.
Trust Preferred Notes
As part of the CapLease Merger, the Company assumed $30.9 million in aggregate principal amount of fixed/floating rate preferred notes with a fair value of $26.5 million at the CapLease Acquisition Date. The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The notes must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, at any time. The discount recorded on the notes is being amortized to interest expense on the consolidated statements of operations over the life of the preferred notes. As of March 31, 2014, the carrying value of the preferred securities was $26.6 million, which is included in other debt in the accompanying consolidated balance sheets.
Secured Term Loan
As part of the CapLease Merger, the Company assumed a secured term loan with KBC Bank, N.V. with a principal balance of $59.8 million and a fair value of $60.7 million at the CapLease Acquisition Date. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The loan is non-recourse to the Company, subject to limited non-recourse exceptions. During the three months ended March 31, 2014, the Company made principal payments of $4.9 million. The premium is being amortized to interest expense on the consolidated statements of operations over the life of the secured term loan. As of March 31, 2014, the carrying value of the secured term loan was $54.0 million, which is included in other debt in the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Amounts related to the secured term loan as of March 31, 2014 were as follows (in thousands):

	Borrowings	Collateral Carrying Value
Loans held for investment	$13,802	$22,197
Intercompany mortgage loans on CapLease properties	7,291	19,117
Commercial mortgage-backed securities	32,144	44,506
	$53,237	$85,820
Other Debt
As part of the CapLease Merger, the Company assumed $19.2 million of senior notes (the “Senior Notes”) that bear interest at an annual interest rate of 7.50%, payable semi-annually on April 1 and October 1, with a fair value of $19.3 million at the CapLease Acquisition Date. The Senior Notes mature on October 1, 2027. The Company has the right to redeem the Senior Notes in whole or in part for cash at any time or from time to time at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus any accrued and unpaid interest. Holders of the Senior Notes may require the Company to repurchase their Senior Notes, in whole or in part, on October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the Senior Notes to be repurchased, plus any accrued and unpaid interest. The discount is being amortized to interest expense on the consolidated statements of operations over the life of the Senior Notes. As of March 31, 2014, the carrying value of the Senior Notes was $19.3 million, which is included in other debt in the accompanying consolidated balance sheets.
In conjunction with the CapLease Merger, aggregate net discounts totaling $3.5 million were recorded upon assumption of the trust preferred notes, secured term loan and Senior Notes. As of March 31, 2014, unamortized net discounts were $3.6 million in unamortized net discounts included in other debt on the consolidated balance sheets.
Future Minimum Repayments
The following table summarizes the scheduled aggregate principal repayments subsequent to March 31, 2014 (in thousands):

Principal Repayment
April 1, 2014 - December 31, 2014	$56,925
2015	11,862
2016	12,516
2017	26,890
2018	13,267
Thereafter	30,930
$152,390

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Barclay’s Facility
As of December 31, 2013, the Company had available commitments from Barclays Bank PLC, and other committed parties, for up to $2.1 billion in senior secured term loans (the “Barclays Facility”) in order to fund cash amounts payable in connection with the Cole Merger, which were subject to certain conditions, including the absence of a material adverse effect in respect of Cole, the negotiation of definitive documentation and pro forma compliance with financial covenants. Any other long-term debt obtained by the Company would have reduced the commitments under the Barclays Facility. The Barclays Facility contained an accordion feature to allow the Company, under certain circumstances, to increase commitments thereunder by up to $350.0 million.
The Company could have elected to use the Barclays Facility to fund a portion of the consideration to be paid pursuant to the Cole Merger, to refinance existing indebtedness of Cole and to pay related fees and expenses. The commitments received in the Barclays Facility were schedule to terminate upon the occurrence of certain customary events, and in any event on April 22, 2014, which date may be extended by an additional three months under certain circumstances. The Barclays Facility was terminated upon the issuance of the senior unsecured notes in February 2014, as discussed above. In connection with the termination, the Company recorded $32.6 million as amortization of deferred financing costs associated with the Barclays Facility, which is included in interest expense, net in the accompanying consolidated statement of operations.
Repurchase Agreements
As part of the Cole Merger, the Company assumed $49.0 million of repurchase agreements secured by a portion of the Company’s CMBS portfolio. The Repurchase Agreements have interest rates ranging from LIBOR plus 1.35% to 1.75% and mature on various dates from May 2014 through June 2014. Upon maturity, the Company may elect to renew the Repurchase Agreements for 90 day periods until the CMBS mature. The CMBS have a weighted average remaining term of 7.93 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of March 31, 2014, the securities held as collateral had a fair value of $140.9 million and an amortized cost of $139.3 million. There was no cash collateral held by the counterparty as of March 31, 2014. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and the OP and are included in other debt in the accompanying consolidated balance sheet.
Note 13 — Credit Facilities
Senior Corporate Credit Facility
The Company and the OP are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).
On March 31, 2014, the Company entered into an augmenting lender supplemental to the Credit Facility to raise the commitments to $3.0 billion. At March 31, 2014, the Credit Facility contained a $940.0 million term loan facility and a $2.0 billion revolving credit facility, of which $940.0 million and $1.3 billion were outstanding, respectively. In February 2014, the Credit Facility was amended and certain modifications were made to the terms of the agreement. Loans under the Credit Facility are priced at the applicable rate, at the Company’s election, either a floating interest rate based on one month LIBOR, determined on a daily basis, plus 2.25% to 3.00%; or a prime-based interest rate, based upon the Company’s current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company’s election, advances under the revolving credit facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility. At March 31, 2014, the Company had undrawn commitments of $684.2 million under the Credit Facility.
The Credit Facility provides for monthly interest payments. In the event of a default, each lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017, unless extended for an additional year pursuant to the terms of the agreement. The Company may prepay borrowings under the Credit Facility and the Company may incur an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. As of March 31, 2014, the Credit Facility also required the Company to maintain certain property available for collateral as a condition to funding.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

As of March 31, 2014, there was $2.3 billion outstanding on the Credit Facility, of which $1.3 billion bore a floating interest rate of 3.15%. There is $940.0 million outstanding on the Credit Facility which is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the Company’s leverage, interest on this portion was 2.54% at March 31, 2014. At March 31, 2014, there was up to $684.2 million available to the Company for future borrowings, subject to borrowing availability.
The Credit Facility requires restrictions on corporate guarantees as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. At March 31, 2014, the Company was in compliance with the debt covenants under the Credit Facility.
ARCT IV Credit Facility
As part of the ARCT IV Merger, the Company assumed a $800.0 million senior unsecured credit facility with various lenders, with Regions Bank acting as the administrative agent (the “ARCT IV Credit Facility”). As of the date of the ARCT IV Merger, there was $760.0 million outstanding under the ARCT IV Credit Facility, which consisted of a $300.0 million term loan facility and $460.0 million under the revolving credit facility. In connection with the ARCT IV Merger, the Company prepaid all of its loans pursuant to, and terminated all commitments available under, the ARCT IV Credit Facility.
Unsecured Credit Facility
As part of the CapLease Merger, the Company assumed an unsecured credit facility with Wells Fargo, National Association, which had commitments of up to $150.0 million at March 31, 2014. In February 2014, such credit facility was amended and certain modifications were made to the terms of the agreement (the “Unsecured Credit Facility”). The Unsecured Credit Facility was fully drawn with $150.0 million outstanding at March 31, 2014.
The borrowings under the Unsecured Credit Facility bear interest at an annual rate of one-month LIBOR or LIBOR based on an interest period of one, three or six months, at the Company’s election, plus an applicable margin of 2.75%, payable quarterly in arrears. The Unsecured Credit Facility matures on December 31, 2014 and may be prepaid, in whole or in part, without premium or penalty, at the Company’s option, at any time.
The obligations under the Unsecured Credit Facility are secured by mortgages on certain real property assets acquired from CapLease comprising the borrowing base. The Unsecured Credit Facility includes affirmative and negative covenants and financial performance covenants. At March 31, 2014, the Company was in compliance with the debt covenants under the Unsecured Credit Facility.
Repayment of Previous Credit Facilities
On February 28, 2013, the Company repaid all of the outstanding borrowings under its previous senior secured revolving credit facility in the amount of $124.6 million and the credit agreement for such facility was terminated. The average interest rate on the borrowings during the period the balance was outstanding was 3.11%. On February 14, 2013, simultaneous with entering into the Credit Facility, the Company terminated its then effective unsecured credit facility agreement, which had been unused.
Note 14 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $10.3 million will be reclassified from other comprehensive income as an increase to interest expense. During the three months ended March 31, 2014, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	17	$1,174,544
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate products	Deferred costs and other assets, net	$8,301	$9,189
Interest rate products	Deferred rent, derivative and other liabilities	$(5,946)	$(1,719)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$2,636	$(1,859)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—	$682
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately $8.0 million for the three months ended March 31, 2014. The Company did not have any derivatives that were not designated during the three months ended March 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate cap	1	$500,000
Interest rate swaps	5	234,800
Total	6	$734,800
The table below presents the fair value of the Company’s derivate financial instruments not designated as hedges as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Series D Preferred Stock embedded derivative	Deferred rent, derivative and other liabilities	$(26,734)	$(16,736)
Interest rate products	Deferred rent, derivative and other liabilities	$(2,791)	$—
Interest rate products	Deferred costs and other assets, net	$1,528	$—
Refer to Note 17 — Preferred and Common Stock for additional information for the Series D Preferred Stock embedded derivative.
Tabular Disclosure Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014	$9,829	$(35,471)	$—	$9,829	$(35,471)	$—	$—	$(25,642)
December 31, 2013	$9,189	$(18,455)	$—	$9,189	$(18,455)	$—	$—	$(9,266)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2014, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $10.3 million. As of March 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $10.3 million at March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 15 — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2014 and 2013 (in thousands):

	March 31, 2014	December 31, 2013
Accrued other	$51,077	$38,028
Accrued interest	41,516	14,189
Accrued real estate taxes	38,208	15,727
Accounts payable	13,059	7,566
Accrued merger costs	—	673,990
Accrued Outperformance Plan (OPP) obligation	—	59,400
	$143,860	$808,900
Note 16 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except as follows:
ARCT III Litigation Matters
After the announcement of the ARCT III Merger Agreement on December 17, 2012, Randell Quaal filed a putative class action lawsuit filed on January 30, 2013 against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court of the State of New York. The plaintiff alleges, among other things, that the board of ARCT III breached its fiduciary duties in connection with the transactions contemplated under the ARCT III Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the ARCT III Merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

CapLease Litigation Matters
Since the announcement of the CapLease Merger Agreement on May 28, 2013, the following lawsuits have been filed:
On May 28, 2013, Jacquelyn Mizani filed a putative class action lawsuit in the Supreme Court for the State of New York against the Company, the OP, Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease board of directors (the “Mizani Action”). The complaint alleges, among other things, that the merger agreement at issue was the product of breaches of fiduciary duty by the CapLease directors because the proposed merger transaction (the “CapLease Transaction”) purportedly does not provide for full and fair value for the CapLease shareholders, the CapLease Transaction allegedly was not the result of a competitive bidding process, the merger agreement allegedly contains coercive deal protection measures and the merger agreement and the CapLease Transaction purportedly were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleges that CapLease, the Company, the OP and Safari Acquisition LLC aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
On July 3, 2013, Fred Carach filed a putative class action and derivative lawsuit in the Supreme Court for the State of New York against the Company, the OP, Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease board of directors (the “Carach Action”). The complaint alleges, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the merger purportedly does not provide for full and fair value for the CapLease shareholders, the CapLease Transaction allegedly was not the result of a competitive bidding process, the merger agreement allegedly contains coercive deal protection measures and the merger agreement and the CapLease Transaction purportedly were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleges that with respect to the Registration Statement and draft joint proxy statement issued in connection with the proposed CapLease Transaction on July 2, 2013, that disclosures made therein were insufficient or otherwise improper. The complaint also alleges that CapLease, the Company, the OP and Safari Acquisition LLC aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
On June 25, 2013, Dewey Tarver filed a putative class action and derivative lawsuit in the Circuit Court for Baltimore City against the Company, the OP, Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease board of directors (the “Tarver Action”). The complaint alleges, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the CapLease Transaction purportedly does not provide for full and fair value for the CapLease shareholders, the CapLease Transaction allegedly was not the result of a competitive bidding process, the merger agreement allegedly contains coercive deal protection measures and the merger agreement and the CapLease Transaction purportedly were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleges that CapLease, CapLease LP, CLF OP General Partner, LLC, the Company, the OP and Safari Acquisition, LLC aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
Counsel who filed each of these three cases reached an agreement with each other as to who will serve as lead plaintiff and lead plaintiffs’ counsel in the cases and where they will be prosecuted. Thus, on August 9, 2013, counsel in the Tarver Action filed a motion for stay in the Baltimore Court, informing the court that they had agreed to join and participate in the prosecution of the Mizani and Carach Actions in the New York Court. The Defendants consented to the stay of the Tarver Action in the Baltimore Court, and on September 5, 2013, Judge Pamela J. White issued an order granting that stay. Consequently, there has been no subsequent activity in the Baltimore Court in the Tarver Action. Also on August 9, 2013, all counsel involved in the Mizani and Carach Actions filed a joint stipulation in the New York Court, reflecting agreement among all parties that the Mizani and Carach Actions should be consolidated (jointly, “the Consolidated Actions”) and setting out a schedule for early motion practice in response to the complaints filed (the “Consolidation Stipulation”). Pursuant to the Consolidation Stipulation, an amended complaint was also filed in the New York court on August 9, 2013 and was designated as the operative complaint in the Consolidated Actions (“Operative Complaint”). Pursuant to the Consolidation Stipulation, all Defendants filed a motion to dismiss all claims asserted in the Operative Complaint on September 23, 2013. Plaintiffs’ response was due on or before November 7, 2013. On November 7, 2013, Plaintiffs filed a motion seeking leave to file a second amended complaint, which the Defendants have opposed. On March 24, 2014, Plaintiffs’ counsel in the Consolidated Actions dismissed those claims without prejudice. Consequently, only the Tarver Action currently remains pending among these cases, although it remains stayed.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

On October 8, 2013, John Poling filed a putative class action lawsuit in the Circuit Court for Baltimore City against the Company, the OP, Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease board of directors (the “Poling Action”). The complaint alleges that the merger agreement breaches the terms of the CapLease’ 8.375% Series B Cumulative Redeemable Preferred Stock (“Series B”) and the terms of the 7.25% Series C Cumulative Redeemable Preferred Stock (“Series C”) and is in violation of the Series B Articles Supplementary and the Series C Articles Supplementary. The Complaint alleges claims for breach of contract and breach of fiduciary duty against the CapLease entities and the CapLease board of directors. The complaint also alleges that the Company, the OP and Safari Acquisition, LLC aided and abetted CapLease and the CapLease directors’ alleged breach of contract and breach of fiduciary duty.
On November 13, 2013, all counsel involved in the Poling Action filed a joint stipulation, reflecting agreement among all parties concerning a schedule for early motion practice in response to the complaint filed (the “Scheduling Stipulation”). Pursuant to the Scheduling Stipulation, all Defendants filed a motion to dismiss all claims asserted in the Operative Complaint on December 20, 2013. Plaintiffs’ counsel has opposed that the motion to dismiss, and a hearing on the motion tis currently scheduled for May 15, 2014.
Cole Litigation Matters
Three putative class action and/or derivative lawsuits, which were filed earlier this year, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation, pursuant to which Cole became a self-managed REIT. On October 22, 2013, the Circuit Court for Baltimore City granted all defendants’ motion to dismiss with prejudice the action pending before the court, but the plaintiffs have appealed that dismissal. The other two lawsuits, which also purport to assert shareholder class action claims under the Securities Act of 1933, as amended (the “Securities Act”), are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014. Subsequently, both of those lawsuits have been stayed by the Court pursuant to a joint request made by all parties pending final approval of the consolidated Baltimore Cole Merger Actions described below.
To date, eleven lawsuits have been filed in connection with the Cole Merger. Two of these suits - Wunsch v. Cole, et al (“Wunsch”), No. 13-CV-2186, and Sobon v. Cole, et al (“Sobon”) - were filed as putative class actions on October 25, 2013 and November 18, 2013, respectively, in the U.S. District Court for the District of Arizona. Between October 30, 2013 and November 14, 2013, eight other putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole, et al (“Operman”); (ii) Branham v. Cole, et al (“Branham”); (iii) Wilfong v. Cole, et al. (“Wilfong”); (iv) Polage v. Cole, et al. (“Polage”); (v) Corwin v. Cole, et al (“Corwin”); (vi) Green v. Cole, et al (“Green”); (vii) Flynn v. Cole, et al (“Flynn”) and (viii) Morgan v. Cole, et al. (“Morgan”). All of these lawsuits name the Company, Cole and Cole’s board of directors as defendants; Wunsch, Sobon, Branham, Wilfong, Flynn, Green, Morgan and Polage also name CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Cole, as a defendant. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted include claims that the Cole Merger does not provide for full and fair value for the Cole shareholders, that the Cole Merger was the product of an “inadequate sale process,” that the Cole Merger Agreement contains coercive deal protection measures and the Cole Merger Agreement and that the Cole Merger were approved as a result of or in a manner which facilitates improper self-dealing by certain defendants. In addition, the Flynn, Corwin, Green, Wilfong, Polage and Branham lawsuits claim that the individual defendants breached their duty of candor to shareholders and the Branham and Polage lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The Wunsch and Sobon lawsuits also assert claims against Cole and the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that the proxy materials omitted to disclose allegedly material information, and a claim against the individual defendants under Section 20(a) of the Exchange Act based on the same allegations. Among other remedies, the complaints seek unspecified money damages, costs and attorneys’ fees.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

In January 2014, the parties to the eight lawsuits filed in the Circuit Court for Baltimore City, Maryland (“the consolidated Baltimore Cole Merger Actions") entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of Cole stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required Cole to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by Cole with the SEC on January 14, 2014. The memorandum of understanding also contemplated that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to Cole’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
The Sobon lawsuit was voluntarily dismissed on February 3, 2014. The Company believes that the Wunsch lawsuit in connection with the Cole Merger is without merit and that it has substantial meritorious defenses to the claims set forth in the complaint.
On December 27, 2013, Realistic Partners filed a putative class action lawsuit against the Company and the members of its board of directors in the Supreme Court for the State of New York. Cole was later added as a defendant also. The plaintiff alleges, among other things, that the board of the Company breached its fiduciary duties in connection with the transactions contemplated under the Cole Merger Agreement and that Cole aided and abetted those breaches. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of the Company’s stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required the Company to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by the Company with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to the Company’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
The Company maintains directors and officers liability insurance, which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the lawsuits.
Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (in thousands):

Future Minimum Base Rent Payments
April 1, 2014 - December 31, 2014	$10,264
2015	12,922
2016	11,575
2017	10,248
2018	7,918
Thereafter	83,734
Total	$136,661
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of such acquisitions, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

of March 31, 2014, the Company was a party to 41 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 157 properties, subject to meeting certain criteria, for an aggregate purchase price of $520.7 million, exclusive of closing costs.  As of March 31, 2014, the Company had $10.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. The Company will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property.
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
Note 17 — Preferred and Common Stock
Series D and Series E Preferred Stock
On September 16, 2013, the Company’s board of directors unanimously approved the issuance of Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) and the issuance of Series E Cumulative Preferred Stock (“Series E Preferred Stock”).
On September 15, 2013, the Company entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of the Company’s merger with CapLease, via a private placement. Pursuant to the definitive purchase agreements, the Company issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 8, 2013. The Series D Preferred Stock will pay dividends at the rate of 5.81% per annum on its face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Series D Preferred Stock is redeemable by the Company on August 31, 2014 (the “Redemption Date”). Subsequent to that date, or in certain other circumstances, the Series D Preferred Stock is convertible into common stock or Series E Preferred Stock or redeemable into cash, at the discretion of the Company upon such request for conversion by the holders of Series D Preferred Stock.
In the event of a liquidation, the holders of Series D Preferred Stock are entitled to receive the greater of (a) $13.59 per share plus accrued and unpaid dividends (the “Liquidation Preference”) plus a 20% premium and (b) an amount the Series D Preferred Stock holders would have received had they converted into shares of common stock immediately prior to the liquidation event.
If the Company elects to redeem the Series D Preferred Stock on the Redemption Date, the Company shall pay the greater of (a) the product of the number of Series D Preferred Stock and the 102% of the Liquidation Preference and (b) the product of the shares of common stock that would be issued if the Series D Preferred Stock converted immediately prior to the Redemption Date and 102% of the one-day value-weighted average price (“VWAP”) of the common stock.
At any time after the Redemption Date, the holders of Series D Preferred Stock may convert some or all of their outstanding Series D Preferred Stock into shares of common stock. Upon such an election to convert, the Company may elect the following settlement options (1) convert the shares of Series D Preferred Stock into the number of fully paid and non-assessable common stock obtained by dividing the aggregate Liquidation Preference of such Series D Preferred Stock by the Conversion Price, as defined below, (2) convert the shares of Series D Preferred Stock into an equal number of shares of Series E Preferred Stock, additional shares of Series E Preferred Stock may be issued under certain circumstances, or (3) an amount equal to the product of the number of shares of Series D Preferred Stock and the Cash Conversion Price, as defined below.
The Conversion Price shall be the lowest of (i) a 2% discount to the VWAP of the common stock for the 10 Trading Days prior to the Conversion Election Date, (ii) a 2% discount to the closing price on the Conversion Election Date and (iii) $13.59. The Cash Conversion Price shall be the greater of (i) 102% of the Liquidation Preference and (ii) the one day VWAP of the common stock on the date of the election.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company has concluded that the conversion option qualifies as a derivative and should be bifurcated from the host instrument. At issuance, the conversion option had a fair value of $18.7 million. As of March 31, 2014, the fair value of the conversion option had a fair value of $26.7 million, compared to a fair value of $16.7 million as of December 31, 2013. The Company recorded the change in fair value of $10.0 million in loss on derivative instruments, net in the consolidated statements of operations for the three months ended March 31, 2014.
As the holders of Series D Preferred Stock are entitled to receive liquidation preferences that other equity holders are not entitled to, the Company determined the Series D Preferred Stock meets the definition of a deemed liquidation event and therefore should be classified as temporary equity under U.S. GAAP. At the date of issuance, the fair value of the Series D Preferred Stock was $269.3 million. As of March 31, 2014, the Company has determined that a liquidation event is not probable; therefore, the Company has concluded that the Series D Preferred Stock is not currently redeemable or likely to become redeemable. As such, the Company has not accreted the initial value of the Series D Preferred Stock.
As of March 31, 2014, there were 21,735,008 authorized and issued shares of Series D Preferred Stock and no authorized and issued shares of Series E Preferred Stock, respectively.
Series F Preferred Stock
On October 6, 2013, in connection with the modification to the ARCT IV Merger, the Company’s board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders and issued 0.7 million units of Series F OP Units to the ARCT IV OP Unit holders. Subsequent to original issuance and through March 31, 2014, 455,372 Series F OP Unit were converted to an equivalent number of Series F Preferred Stock. As of March 31, 2014, there were 42,654,919 shares of Series F Preferred Stock and 266,093 Series F OP Units issued and outstanding.
The Series F Preferred Stock will pay cumulative cash dividends at the rate of 6.70% per annum on its liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock will not be redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the Company’s status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they become convertible and are converted into common stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NASDAQ under the symbol “ARCPP”.
Increases in Authorized Common Stock
On December 9, 2013, the Company filed articles of amendment to its charter to increase the number of authorized shares of common stock to 1.5 billion shares.
Offerings
On August 1, 2012, the Company filed a $500 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of March 31, 2014, the Company had issued 2.1 million shares of common stock under the $500 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under this $500 million universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP.
In January 2013, the Company commenced its “at the market” equity offering program (“ATM”) in which it may from time to time offer and sell shares of its common stock having aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the Company’s $500.0 million universal shelf registration statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

On March 14, 2013, the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer (“WKSI”) status. The Company intends to maintain both the $500 million universal shelf registration statement and the WKSI universal automatic shelf registration statement.
Dividends
In October 2011, the Company began paying dividends on the fifteenth day of each month to stockholders of record on the eighth day of such month. On October 23, 2013, the board of directors of the Company authorized an annualized dividend per share of $1.00, effective February 10, 2014. The per share annualized dividend of $1.00 reflects an increase of $0.06 per share from an annualized dividend of $0.94 per share. The annualized dividend rate at March 31, 2014 was $1.00 per share.
Common Stock Repurchases
On August 20, 2013, the Company’s board of directors reauthorized its $250.0 million share repurchase program, which was originally authorized in February 2013. During the three months ended March 31, 2014, the Company did not repurchase any shares of common stock under the share repurchase program.
Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then-outstanding shares of ARCT III’s common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company’s common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III’s common stock were converted to shares of the Company’s common stock at the ARCT III Exchange Ratio, resulting in an additional 140.7 million shares of the Company’s common stock outstanding after the exchange.
Note 18 — Equity Based Compensation
Equity Plan
The Company has adopted the American Realty Capital Properties, Inc. Equity Plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, dividend equivalent rights and other stock-based awards to the Company’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who are providing services to the Company or its affiliates.
The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to its Former Manager in connection with the IPO, all of which were vested as of March 31, 2014. As of March 31, 2014, the Company has awarded 6,715,197 shares under the Equity Plan.
The fair value of restricted common stock awards under the Equity Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock awarded to the non-employees under the Equity Plan is expensed in full at the date of grant based on the closing stock price on NASDAQ that day.
Director Stock Plan
The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company’s independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a three-year period following the date of grant in increments of 34%, 33% and 33%, respectively, per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At March 31, 2014, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of March 31, 2014, the Company has awarded 60,854 shares under the Director Stock Plan.
The fair value of restricted common stock awards under the Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

ARCT IV Restricted Share Plan
ARCT IV had an employee and director incentive restricted share plan (the “RSP”), which provided for the automatic grant of 1,333 restricted shares of common stock to each of its independent directors without any further action by ARCT IV’s board of directors or its stockholders on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors vested over a five-year period following the date of grant in increments of 20% per annum. The RSP provided ARCT IV with the ability to grant awards of restricted shares to its directors, officers and employees (if ARCT IV ever had employees), employees of the ARCT IV Advisor and its affiliates, employees of entities that provided services to ARCT IV, directors of the ARCT IV Advisor or of entities that provided services to ARCT IV, certain consultants to ARCT IV and the ARCT IV Advisor and its affiliates or to entities that provided services to ARCT IV.
Immediately prior to the effective time of the ARCT IV Merger, each then-outstanding share of ARCT IV restricted stock fully vested. All shares of ARCT IV common stock then-outstanding as a result of the full vesting of shares of ARCT IV restricted stock, and the satisfaction of any applicable withholding taxes, received shares of the Company’s common stock based on the ARCT IV Exchange Ratio.
The following table details the restricted shares activity within the Equity Plan and Director Stock Plan during the three months ended March 31, 2014:

	Equity Plan		Director Stock Plan
	Shares of Restricted Common Stock	Weighted-Average Issue Price	Shares of Restricted Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	931,442	$13.82	15,000	$14.45
Granted	5,523,846	13.20	42,854	13.99
Vested	(676,066)	12.79	—	—
Forfeited	—	—	—	—
Unvested, March 31, 2014	5,779,222	$13.35	57,854	$14.11
For the three months ended March 31, 2014 and 2013, compensation expense for restricted shares was $18.1 million, which includes the $11.4 million of compensation expense recorded for 0.8 million restricted shares granted to affiliates during the three months ended March 31, 2014, and $0.9 million, respectively. For the three months ended March 31, 2014, merger and other transaction related costs includes compensation expense of $0.5 million due to the Cole Merger.
Multi-Year Performance Plan
Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with its Former Manager, whereby its Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets.
Under the OPP, the Company’s Former Manager was granted 8,241,101 long-term incentive plan units of the OP (“LTIP Units”), which could be earned or forfeited based on the Company’s total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three-year period that commenced on December 11, 2012.
Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units became fully earned, vested and convertible into OP units upon the consummation of the Company’s transition to self-management on January 8, 2014. During the three months ended March 31, 2014, the Company recorded expenses of $1.6 million for the LTIP Units under the OPP, which is recorded in merger and other transaction related expenses in the accompanying consolidated statements of operations. As of March 31, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense has been included in non-controlling interest on the consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

New Multi-Year Outperformance Plan
On October 21, 2013, the Company approved a multi-year outperformance plan (the “New OPP”), which became effective upon the Company’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements were entered into between the Company and the participants selected by the Company’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the New OPP and the OPP Agreements, the Participants are eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that is funded up to a maximum award opportunity (the “New OPP Cap”) of $218.1 million, which is equal to approximately 5% of the Company’s equity market capitalization at the time of the approval of the New OPP (“the Initial Market Cap”). Subject to the New OPP Cap, the pool will equal an amount to be determined based on the Company’s level of achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), as measured against an absolute hurdle and against a peer group of companies for a three-year performance period that commenced on October 1, 2013 (the “Performance Period”); with valuation dates on which a portion of the LTIP Units up to a specified amount of the New OPP Cap could be earned on the last day of each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%
Relative Component: 4% of any excess Total Return attained above the median Total Return for the performance period of the Peer Group(1), subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if a cumulative Total Return achieved is:	0%	0%	0%
•	0% will be earned if cumulative Total Return achieved is less than:	0%	0%	0%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if cumulative Total Return achieved is if between:	0% - 18%	0% - 6%	0%- 12%
____________________________________
(1) The “Peer Group” is comprised of the following companies: EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; Realty Income Corporation; and Spirit Realty Capital, Inc.
The New OPP provides for early calculation and vesting of the award in the event of a change in control of the Company, prior to the end of the Performance Period. Under the New OPP, treatment of a Participant’s award upon a termination of service will be governed by the terms of the Participant’s OPP Agreement or service agreement with the Company. In the event a Participant’s OPP Agreement or service agreement does not provide for treatment of the award upon the Participant’s termination, then the award will be forfeited upon such termination. The Participants are entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the New OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, one-third of any earned LTIP Units will vest on October 1, 2016, October 1, 2017 and October 1, 2018, respectively. The Participants are entitled to receive distributions on their LTIP Units to the extent provided for in the limited partnership agreement of the OP, as amended from time to time. During the three months ended March 31, 2014, the Company recorded expenses of $4.4 million for the New OPP, which is recorded in equity based compensation on the consolidated statement of operations. As of March 31, 2014, the Company recorded $0.3 million of distributions payable for dividends related to the LTIP Units.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 19 — Related Party Transactions and Arrangements
REI Segment
Ownership by Affiliates
Certain affiliates and executives of the Company have ownership in the Company through ownership of shares of the Company’s common stock, shares of unvested restricted common stock and OP units. As of March 31, 2014 and December 31, 2013, 3.05% and 4.37%, respectively, of the total equity units issued by the Company were owned by affiliates.
Transition to Self-Management
In its transition toward self-management, the Company discontinued certain relationships with affiliates and entities under common ownership with the Company’s Former Manager, an entity wholly owned by ARC, of which certain current officers and/or directors of the Company, are members.
Termination of Management Agreement
In connection with its transition to self-management, on January 8, 2014, the Company terminated the amended and restated management agreement with its Former Manager, pursuant to which the Former Manager managed the Company’s day-to-day operations until such date.
Assumption of RCS Advisory Services, LLC Services Agreement
Pursuant to an Assignment and Assumption Agreement, dated January 8, 2014, between ARC, the parent of our Former Manager, and RCS Advisory Services, LLC, an entity under common ownership with our Former Manager, ARC assigned to the Company, and the Company assumed, the rights and obligation under a Services Agreement (the “Services Agreement”), dated as of June 10, 2013, between ARC and RCS Advisory Services, LLC. Under the Services Agreement, RCS Advisory Services, LLC and its affiliates may provide certain transaction management services to the Company (including, without limitation, offering registration, regulatory advice with respect to the SEC and FINRA registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events training and education and conference management) and other services, employees and other resources. Such services are charged hourly. During the three months ended March 31, 2014, the Company incurred and paid $0.1 million of fees in respect of the Services Agreement, which were included in merger and other transaction related costs in the consolidated statement of operations.
Transition Services Agreement
Pursuant to a Transition Services Agreement, dated October 21, 2013 (the “Transition Services Agreement”), affiliates of the Company’s Former Manager agreed to provide certain transition services to the Company, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, insurance and risk management, information technology, telecommunications and Internet and services relating to office supplies. The Transition Services Agreement was in effect for a 60-day term beginning on January 8, 2014. Fees under the Transition Services Agreement were charged at an hourly rate and, during the 60-day tail period, the Company incurred and paid $10.0 million of fees under the Transition Services Agreement. These fees were included in merger and other transaction related costs in the consolidated statement of operations.
Purchase of Furniture, Fixtures and Equipment
On January 8, 2014, the Company, through the OP, entered into the Asset Purchase and Sale Agreement with its Former Manager (the “Purchase Agreement”), pursuant to which our Former Manager transferred to the Company furniture, fixtures and equipment used by the Company’s Former Manager in connection with the business of the Company, as well as reimbursed the Former Manager for certain unreimbursed expenses. During the three months ended March 31, 2014, pursuant to the Purchase Agreement, the Company paid the Former Manager $10.0 million for the furniture, fixtures and equipment and for certain unreimbursed expenses. The Company paid the full amount under the Purchase Agreement, which substantially related to employee-related expenses, during the three months ended March 31, 2014. These fees were included in merger and other transaction related costs in the consolidated statement of operations.
Fees Paid in Connection with the ARCT IV Merger
The Company entered into an agreement with an entity under common ownership with the Former Manager, Realty Capital Securities, LLC (“RCS”), to provide strategic and financial advisory services to the Company in connection with the ARCT IV

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company accrued $7.7 million of such fees and $0.6 million of such expense reimbursements as of December 31, 2013 and paid the outstanding balance in January of 2014. No fees were incurred under this agreement during the three months ended March 31, 2014 or 2013.
The Company entered into an agreement with entities under common ownership with the Former Manager, RCS, RCS Advisory Services, LLC, and American National Stock Transfer, LLC (“ANST”), to provide financial advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval of such merger by the Company’s stockholders. Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. The Company agreed to pay $0.6 million in fees and reimburse out of pocket expenses pursuant to this agreement. This amount was fully accrued as of December 31, 2013 and paid in January 2014. No fees were incurred under this agreement during the three months ended March 31, 2014 or 2013.
In addition, during the three months ended March 31, 2014, the Company reimbursed out of pocket expenses of $0.6 million to ARC Advisory Services, LLC, an affiliate of the Former Manager, in connection with services provided for the ARCT IV Merger.
ARCT IV entered into an agreement with an entity under common ownership with the Former Manager, RCS, to provide strategic and financial advisory services to assist ARCT IV with its alternatives for a potential liquidity event. ARCT IV agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction, but not less than $2.5 million, and reimburse out of pocket expenses. ARCT IV accrued $7.7 million of such fees and $0.6 million of such expense reimbursements as of December 31, 2013 and paid the outstanding balance in January 2014. No fees were incurred under this agreement during the three months ended March 31, 2014 or 2013.
The Company and ARCT IV entered into agreements with entities under common ownership with the Former Manager, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide legal support services, up to the date that ARCT IV entered into the ARCT IV Merger Agreement. In total the Company and ARCT IV agreed to pay $0.5 million pursuant to this agreement. This amount was fully accrued as of December 31, 2013 and paid in January of 2014. No fees were incurred under this agreement during the three months ended March 31, 2014 or 2013.
ARCT IV entered into an agreement with entities under common ownership with the Former Manager, RCS, RCS Advisory Services, LLC, and ANST, to provide advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval of such merger by ARCT IV’s stockholders. Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. ARCT IV agreed to pay $0.8 million in fees and reimburse out of pocket expenses pursuant to this agreement. As of December 31, 2013, $0.8 million of such fees and $0.2 million of such expense reimbursements were accrued and were paid in January of 2014. No fees were incurred under this agreement during the three months ended March 31, 2014 or 2013.
ARCT IV entered into an agreement with with entities under common ownership with the Former Manager, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the potential merger closing date or one year from the effective date of the agreement of July 1, 2013. ARCT IV agreed to pay $2.0 million in fees and reimburse out of pocket expenses pursuant to this agreement. As of December 31, 2013, $2.0 million of such fees and $0.4 million of such expense reimbursements were accrued and were paid in January of 2014. No fees were incurred under this agreement during the three months ended March 31, 2014 or 2013.
ARCT IV entered into the Asset Purchase and Sale Agreement with the ARCT IV Advisor, pursuant to which the ARCT IV Advisor transferred to the Company furniture, fixtures and equipment used by the ARCT IV Advisor and ARCT IV reimbursed the ARCT IV Advisor for certain unreimbursed expenses. In connection with the agreement, during the three months ended March 31, 2014, the Company paid $2.1 million for furniture, fixtures and equipment and other capitalized costs, $1.7 million for offering costs, which were recorded as a reduction to additional paid-in capital on the consolidated balance sheet and $2.0 million for certain unreimbursed expenses, which were recorded in merger and other transaction related costs on the consolidated statement of operations.
Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV Merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with such agreement. These commissions were included in

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

merger and other transaction related costs in the consolidated statement of operations. No fees were incurred under this agreement during the three months ended March 31, 2013.
Fees Paid in Connection with the Cole Merger
The Company entered into an agreement with an entity under common ownership with the Former Manager, RCS, to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. During the three months ended March 31, 2014, the Company incurred and paid $28.4 million of such fees. These fees were included in merger and other transaction related costs in the consolidated statement of operations. No fees were incurred under this agreement during the three months ended March 31, 2013.
The Company entered into an agreement with entities under common ownership with the Former Manager, RCS, RCS Advisory Services, LLC and ANST, to provide advisory and information agent services in connection with the proposed merger and the related proxy solicitation seeking approval of such merger by the Company’s stockholders. The Company agreed to pay $0.8 million in fees and reimburse out of pocket expenses pursuant to this agreement. During the three months ended March 31, 2014, the Company incurred and paid $0.8 million of such fees and $0.4 million of such expense reimbursements were incurred. These fees were included in merger and other transaction related costs in the consolidated statement of operations. No fees were incurred under this agreement during the three months ended March 31, 2013.
The Company entered into an agreement with an entity under common ownership with the Former Manager, RCS Advisory Services, LLC, to provide support services, including legal, accounting, marketing, human resources and information technology. The Company agreed to pay $2.9 million in fees and reimburse out of pocket expenses pursuant to this agreement. During the three months ended March 31, 2014, the Company incurred and paid $2.9 million of such fees and $1.3 million of such expense reimbursements were incurred. These fees were included in merger and other transaction related costs in the consolidated statement of operations. No fees were incurred under this agreement during the three months ended March 31, 2013.
Also in connection with the Cole Merger, during the three months ended March 31, 2014, the Company reimbursed an entity under common ownership with the Former Manager, ARC Advisory Services, LLC, $0.7 million for services and out of pocket expenses incurred in relation to the Cole Merger. These fees were included in merger and other transaction related costs in the consolidated statement of operations. No fees were incurred under this agreement during the three months ended March 31, 2013.
Fees Paid in Connection with the ARCT III Merger
ARCT III entered into an agreement with an entity under common ownership with the Former Manager, ARC Advisory Services, LLC, to provide legal support services up to the date that ARCT III entered into the ARCT III Merger Agreement and until the ARCT III Merger was consummated for $0.5 million. This amount was fully accrued as of December 31, 2012 and was paid in February 2013 in conjunction with the consummation of the ARCT III Merger.
ARCT III entered into an agreement with an entity under common ownership with the Former Manager, ARC Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year from the date of the agreement for $2.0 million. The Company recorded $1.7 million in expense for the three months ended March 31, 2013, in addition to the $0.3 million that was accrued as of December 31, 2012, and paid the full amount in conjunction with the consummation of the ARCT III Merger in February 2013.
ARCT III entered into an agreement with entities under common ownership with the Former Manager, RCS and ARC Advisory Services, LLC, to provide financial advisory and information agent services related to the proxy solicitation seeking approval of the ARCT III Merger by ARCT III’s stockholders for $0.6 million. Services provided included facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT III Merger. The Company recorded $0.5 million in expense for the three months ended March 31, 2013 in addition to the $0.1 million that was accrued as of December 31, 2012 and paid the full amount in conjunction with the consummation of the ARCT III Merger in February of 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company, through the OP, entered into an Asset Purchase and Sale Agreement with American Realty Capital Advisors III, LLC (“the ARCT III Advisor") pursuant to which, concurrently with the closing of the ARCT III Merger and in connection with the internalization by the Company of certain property level management and accounting activities, the ARCT III Advisor sold to the OP certain furniture, fixtures, equipment and other assets used by the ARCT III Advisor in connection with managing the property level business and operations and accounting functions of the Company and the OP, included at the cost of such assets, for an aggregate price of $5.8 million, which included the reimbursement of certain costs and expenses incurred by the ARCT III Advisor in connection with the ARCT III Merger. The Company paid the total full amount of the agreement during the three months ended March 31, 2013. In relation to the agreement, the Company acquired fixed assets with a carryover basis of $1.0 million from the the ARCT III Advisor; the consideration paid to the ARCT III Advisor in excess of the carryover basis was approximately $3.0 million.
On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “ARCT III Contribution and Exchange Agreement”) with the ARCT III OP and ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” as a result of which the ARCT III Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders of approximately $557.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT III OP equal to approximately $98.4 million. Pursuant to the ARCT III Contribution and Exchange Agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger on February 28, 2013, these ARCT III OP Units were immediately converted to 7.3 million OP Units after application of the ARCT III Exchange Ratio. In conjunction with the ARCT III Merger Agreement, the Special Limited Partner agreed to a minimum one year holding period for these OP Units before converting them to shares of Company common stock.
Fees Paid in Connection with the ARCenters spin-off
The Company entered into an agreement with an entity under common ownership with the Former Manager, RCS, to provide strategic and financial advisory services to the Company in connection with the ARCenters spin-off. During the three months ended March 31, 2014, the Company incurred $1.8 million of such fees, which are included in accounts payable and accrued expenses in the accompanying balance sheet as of March 31, 2014. No fees were incurred under this agreement during the three months ended March 31, 2013.
Fees Paid in Connection with the Operations of the Company
Each of the Company, ARCT III and ARCT IV paid the Company’s Former Manager, the ARCT III Advisor and the ARCT IV Advisor, as applicable, an acquisition fee equal to 1.0% of the contract purchase price, inclusive of assumed indebtedness, of each property the Company, ARCT III or ARCT IV, as applicable, acquired. The acquisition fee was payable in cash at the closing of each acquisition. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid by either the Company or ARCT III. In conjunction with the ARCT IV Merger, it was agreed that these fees would no longer be paid by ARCT IV. Acquisition fees are recorded in Acquisition related costs in the accompanying consolidated statements of operations.
Each of the Company, ARCT III and ARCT IV paid the Company’s Former Manager, the ARCT III Advisor and the ARCT IV Advisor, as applicable, a financing consideration fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company, ARCT III or ARCT IV, as applicable, obtained and used for the acquisition of properties that was arranged by the Company’s Former Manager, ARCT III Advisor or ARCT IV Advisor, as applicable. The financing coordination fee was payable in cash at the closing of each financing. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid to either the Company or ARCT III. In conjunction with the ARCT IV Merger, it was agreed that these fees would no longer be paid by ARCT IV.
Prior to the termination of the amended and restated management agreement, the Company was required to pay its Former Manager a quarterly incentive fee, calculated based on 20% of the excess Company annualized core earnings (as defined in the management agreement with its Former Manager) over the weighted average number of shares multiplied by the weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee will be payable in cash. No such incentive fees were incurred or paid to the Company’s Former Manager since inception through January 8, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Prior to January 8, 2014, the Company paid its Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance. The management fee was payable in cash. In conjunction with the ARCT III Merger, the base management fee was reduced to 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The amount of base management fee incurred by the Company during the period ended March 31, 2014 prior to the terminating the amended and restated management agreement was not significant. In addition, as of December 31, 2013, the Company had accrued $5.0 million in base management fees. In lieu of cash, on January 21, 2014, the Company’s Former Manager agreed to settle all outstanding balances in stock, resulting in the Company issuing 388,461 shares of common stock to our Former Manager. The fair value of the shares issued approximated the amount of accrued asset management fees at the date of settlement.
The Company also pays fees for transfer agent services to an entity under common ownership with the Former Manager, ANST. During the three months ended March 31, 2014, the Company incurred and paid $0.3 million in relation to transfer agent services.
Until July 1, 2012, ARCT III paid the ARCT III Advisor an asset management fee of 0.75% per annum of the cost of its assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the ARCT III Advisor in providing asset management services; provided, however, that the asset management fee was reduced by any amounts payable to ARCT III’s property manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of the cost of ARCT III’s assets plus costs and expenses incurred by the ARCT III Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments at the discretion of ARCT III’s board of directors in cash, common stock or restricted stock grants, or any combination thereof. Asset management fees, if accrued, are recorded in Operating fees to affiliates in the consolidated statements of operations and comprehensive loss.
Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the ARCT III Advisor was eliminated. Instead, ARCT III issued (subject to periodic approval by its board of directors) to the ARCT III Advisor performance-based restricted partnership units of the ARCT III OP designated as “ARCT III Class B units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT III OP’s assets plus all distributions made equal or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); and (y) a liquidity event has occurred.
The ARCT III Advisor received distributions on unvested ARCT III Class B units equal to the distribution rate received on ARCT III common stock. Such distributions on issued ARCT III Class B units were included as general and administrative expense in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. 145,022 ARCT III Class B units were approved by ARCT III’s board of directors as of December 31, 2012. During January and February 2013, ARCT III’s board of directors approved, and ARCT III issued, 603,599 ARCT III Class B units to the ARCT III Advisor for its asset management services provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these ARCT III Class B Units, was not completed. The performance condition related to these ARCT III Class B units was satisfied upon the completion of the ARCT III Merger and expense of $9.9 million was recorded at that time. The ARCT III Class B units then converted to ARCT III OP units which converted to 711,190 OP Units after the application of the ARCT III Exchange Ratio. These expenses were recorded in merger and other transaction related in the consolidated statements of operations and comprehensive loss.
In connection with the asset management services provided by the ARCT IV Advisor, ARCT IV issued (subject to periodic approval by the board of directors) to the ARCT IV Advisor performance-based restricted partnership units of the ARCT IV OP designated as “ARCT IV Class B Units,” which were intended to be profit interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT IV OP’s assets plus all distributions made equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the ARCT IV Advisor was still providing advisory services to ARCT IV.
The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

During the year ended December 31, 2013, the board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. Such distributions on ARCT IV Class B Units were included in general and administrative expense in the consolidated statements of operations until the performance condition was considered probable to occur. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio discussed in Note 2 — Mergers and Acquisitions and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units at that time.
ARCT III paid an affiliate of ARC, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III’s stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager, an oversight fee of up to 1% of the gross revenues of the property managed. Property management fees are recorded in Operating fees to affiliates in the accompanying consolidated statements of operations.
Effective March 1, 2013, ARCT IV entered into an agreement with RCS to provide strategic advisory services and investment banking services required in the ordinary course of ARCT IV’s business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the term of the ARCT IV IPO and included in acquisition and transaction related expense on the consolidated statements of operations. RCS and its affiliates also provide transfer agent services, as well as transaction management and other professional services. Those fees are included in general and administrative expenses on the consolidated statement of operations during the period the service was provided.
The Company reimburses certain affiliates for out-of-pocket costs actually incurred by its those affiliates, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. The Company’s reimbursement obligation is not subject to any dollar limitation. Expenses are typically reimbursed in cash on a monthly basis following the end of each month. Reimbursements are recorded based on the related activity to which the expense relates. Other than those reimbursements incurred and discussed above, the Company did not incur any reimbursement expenses during the three month period ended March 31, 2014.
In order to facilitate the smooth transition of property management services following the consummation of the ARCT III Merger, the Company, the OP and ARC agreed that the Property Management and Leasing Agreement would be extended for a 60-day period following the consummation of the ARCT III Merger for which the Company paid ARC $2.3 million. These fees were recorded in merger and transaction related in the consolidated statements of operations and comprehensive loss.
In connection with providing strategic advisory services related to certain portfolio acquisitions, from time to time, ARCT IV entered into arrangements in which the investment banking division of RCS receives a transaction fee of 0.25% of the transaction value for such portfolio acquisition transactions. No such arrangements were entered during the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table details amounts incurred by the Company, ARCT III or ARCT IV, other than those incurred for the ARCT IV Merger, the Cole Merger, the ARCT III Merger and the ARCenters spin-off, and contractually due to ARC, the ARCT III Advisor, the ARCT IV Advisor or the Company’s Former Manager and forgiven in connection with the operations related services described above (in thousands):

	Three Months Ended March 31,				Payable as of
	2014		2013		March 31,	December 31,
	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees:
Acquisition fees (1)	$—	$—	$7,054	$—	$—	$—
Financing fees and related cost reimbursements	—	—	7,500	—	—	—
Other expense reimbursements	—	—	54	—	—	—
Transaction fees	—	—	—	—	—	3,455
On-going fees:
Base management fees (2)	—	—	2,654	370	—	5,654
Transfer agent fees	344	—	799	—	—	57
Property management and leasing fees (2)	—	—	—	—	—	217
Strategic advisory fees	—	—	920	—	—	—
Distributions on Class B Units	—	—	2	—	—	—
Total operational fees and reimbursements	$344	$—	$18,983	$370	$—	$9,383
____________________________________
(1) In conjunction with the ARCT III Merger, the payment of acquisition fees was terminated, except with respect to properties that were in ARCP’s or ARCT III’s pipeline at the ARCT III Merger date; any fees that were paid because the Company’s Former Manager or the ARCT III Advisor had sourced and negotiated the purchase price prior to the ARCT III Merger.
(2) The amounts incurred and paid were recognized in merger and other transaction related costs during the three months ended March 31, 2013 as they relate to the ARCT III Merger. The amounts incurred during the quarter ended March 31, 2013 and payable as of March 31, 2013 were accrued through January 7, 2014, the date prior to transition to self-management.
Upon consummation of the ARCT III Merger, the Company entered into the OPP with its Former Manager, whereby its Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets. Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the Management Agreement, all LTIP Units issued to the Former Manager under the OPP became fully earned and vested and were earned upon the consummation of the Company’s transition to self-management on January 8, 2014. On October 21, 2013, the Company approved the New OPP, to be effective as of the Company’s transition to self-management. Under the New OPP, individual agreements are entered into between the Company and selected participants that set forth the participant’s participation percentage in the New OPP and the number of LTIP Units subject to the participant’s award. Under the OPP Agreements, the participants will be eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that will be funded up to a maximum award opportunity. See Note 18 — Equity Based Compensation for a more detailed description of these plans.
Fees Paid in Connection with Common Stock Offerings
RCS served as the dealer manager of the ARCT III and ARCT IV IPOs. RCS received fees and compensation in connection with the sale of ARCT III’s and ARCT IV’s common stock in the respective IPOs. RCS received a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers in each of the IPOs. In addition, RCS received up to 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee in each of the IPOs. RCS was permitted to reallow its dealer-manager fee to such participating broker-dealers, based on such factors as the volume of shares sold by respective participating broker-dealers and marketing support incurred as compared to those of other participating broker-dealers. RCS has also received compensation for various other Company equity transactions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table details the results of such activities related to RCS, which are recorded as offering costs on the consolidated statement of changes in equity (amounts in thousands):

	Three Months Ended March 31,		Payable as of
	2014	2013	March 31, 2014	December 31, 2013
Total commissions and fees paid to RCS	$—	$139,961	$—	$—
The Company, ARCT III and ARCT IV reimbursed its Former Manager, the ARCT III Advisor, the ARCT IV Advisor and RCS, as applicable, for services relating to the ARCT III IPO, the ARCT IV IPO and other significant transactions such as the Company’s at-the-market equity program. The following table details the results of such activities related to offering and other significant transactions costs reimbursed to the Company’s Former Manager, the ARCT III Advisor, the ARCT IV Advisor and RCS (amounts in thousands):

	Three Months Ended March 31,		Payable as of
	2014	2013	March 31, 2014	December 31, 2013
Offering expense and other significant transactions reimbursements	$1,865	$12,077	$—	$—
Cole Capital
Cole Capital is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, the Company distributes the shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. The Company receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
Offerings
The Company generally receives a selling commission of up to 7.0% of gross offering proceeds related to the sale of shares of CCPT IV, CCIT II and CCPT V common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, the Company generally receives 2.0% of gross offering proceeds in the primary offerings, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the sale of CCPT IV, CCIT II and CCPT V shares of common stock. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares sold under the respective Managed REIT’s distribution reinvestment plans, under which the stockholders may elect to have distributions reinvested in additional shares.
In connection with the sale of INAV shares of common stock, the Company receives an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to (i) 1/365th of 0.55% of the net asset value (“NAV”) for Wrap Class shares of common stock (“W Shares”) for such day, (ii) 1/365th of 0.55% of the NAV for Advisor Class shares of common stock (“A Shares”) for such day and (iii) 1/365th of 0.25% of the NAV for Institutional Class shares of common stock (“I Shares”) for such day. The Company, in its sole discretion, may reallow a portion of its dealer manager fee received on W Shares, A Shares and I Shares to participating broker-dealers. In addition, the Company receives a selling commission on A Shares sold in the primary offering of up to 3.75% of the offering price per share for A Shares. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. The Company also receives an asset-based distribution fee for A Shares that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.50% of the NAV for A Shares for such day. The Company, in its sole discretion, may reallow a portion of the distribution fee to participating broker-dealers. No selling commissions are paid to the Company or other broker-dealers with respect to W Shares or I Shares or on shares of any class of INAV common stock sold pursuant to INAV’s distribution reinvestment plan, under which the stockholders may

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

elect to have distributions reinvested in additional shares, and no distribution fees are paid to the Company or other broker-dealers with respect to W Shares or I Shares.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer manager fees, selling commissions and offering reimbursements in the financial results for Cole Capital in Note 5 — Segment Reporting. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of March 31, 2014, the Company had $3.6 million of organization and offering costs paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering. The program development costs are included in deferred costs and other assets, net in the accompanying consolidated unaudited balance sheets. Subsequent to March 31, 2014, the Company had incurred $28.7 thousand of additional organization and offering costs and no costs had been reimbursed from the Managed REITs.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided to the Managed REITs (as described above) during the period from the Cole Acquisition Date to March 31, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the three months ended March 31, 2013.

	Period from the Cole Acquisition Date to March 31, 2014
	CCPT IV	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,125	$—	$371	$21	$29,517
Selling commissions reallowance expense	$29,125	$—	$371	$21	$29,517
Dealer manager and distribution fee revenue	$8,773	$—	$114	$65	$8,952
Dealer manager fees reallowance expense	$4,864	$—	$53	$2	$4,919
Other expense reimbursement revenue	$3,767	$50	$114	$53	$3,984
Operations
The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT. Acquisition and disposition fees and reimbursements, as applicable, are included in transaction service fees in the financial results for Cole Capital in Note 5 — Segment Reporting.
The Company earns advisory and asset and property management fees from certain Managed REITs and other affiliates. In addition, the Company may be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In connection with services provided by the Company related to the origination or refinancing of any debt financing obtained by certain Managed REITs that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company is reimbursed for financing expenses incurred, subject to certain limitations. Advisory fees, asset and property management fees and reimbursements of expenses are included in management fees and reimbursements in the financial results for Cole Capital in Note 5 — Segment Reporting.
The Company recorded fees and expense reimbursements as shown in the table below for services provided primarily to the Managed REITs (as described above) during the period from the Cole Acquisition Date to March 31, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the three months ended March 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

	Period from the Cole Acquisition Date to March 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other	Total
Operations:
Acquisition fee revenue	$3,998	$66	$495	$—	$—	$—	$4,559
Asset management fee revenue	$—	$—	$—	$—	$—	$151	$151
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$100	$100
Operating expense reimbursement revenue	$1,065	$17	$429	$—	$—	$—	$1,511
Advisory and performance fee revenue	$2,564	$—	$2,595	$26	$108	$—	$5,293
Investment in the Managed REITs
As of March 31, 2014, the Company owned aggregate equity investments of $5.1 million in the Managed REITs, which is included in investment in unconsolidated entities in the accompanying consolidated balance sheet. The table below presents certain information related to the Company’s investments in the Managed REITs as of March 31, 2014 (carrying amount in thousands):

	March 31, 2014
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT	0.01%	$5
CCPT IV	0.01%	140
CCPT V	100.00%	2,517
CCIT	0.01%	97
CCIT II	33.14%	2,139
INAV	0.28%	163
		$5,061
Due from Affiliates
As of March 31, 2014, $5.4 million was expected to be collected from the Managed REITs for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying consolidated balance sheet. In connection with the Cole Merger, the Company acquired two secured revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings to CCPT, and a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCIT II. In addition, during the three months ended March 31, 2014, the Company entered into a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCPT V. The CCPT line of credit agreements each bear a fixed interest rate of 5.75%, mature in March 2015 and are secured by a single retail property. The CCIT II and CCPT V line of credit agreements each bear an interest rate equal to the one-month LIBOR plus 2.20% and mature in January 2015 and March 2015, respectively. During the three months ended March 31, 2014, CCPT borrowed $300,000 on one of the lines of credit, and CCIT II and CCPT V borrowed $1.9 million and $1.0 million, respectively, on their lines of credit. These borrowings are included in due from affiliates in the accompanying consolidated balance sheet.
Note 20 — Economic Dependency
Prior to transitioning to self-management on January 8, 2014, the Company engaged, under various agreements, its Former Manager, and entities under common ownership with the Former Manager to provide certain services that are essential to the Company, including asset management services and supervision of the management and leasing of properties owned by the Company, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including information technology, legal services and investor relations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

As a result of these relationships, the Company was dependent upon its Former Manager its affiliates and entities under common ownership with the Former Manager. In the event that these companies were unable to provide the Company with the respective services, the Company would have been required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by its Former Manager and its affiliates. The Company may from time to time engage entities under common control with the Former Manager for legal, information technology or other support services for which it will pay a fee, subject to approval by the Company’s independent directors. No such engagements are in place between the Company and its Former Manager and its affiliates.
Note 21 — Net Loss Per Share
The Company’s unvested restricted stock and LTIPs contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore, are included in the computation of earnings per share under the two-class method. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested restricted stock and LTIPS are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.
The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to the Company	$(308,681)	$(141,163)
Less: dividends declared on preferred shares and participating securities	(23,632)	(158)
Net loss attributable to common stockholders	(332,313)	(141,321)

Weighted average shares of common stock outstanding	547,781,932	167,847,516
Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(0.84)
As of March 31, 2014, the Company excluded 24,797,256 OP Units outstanding, which are convertible to an equal number of shares of the Company’s common stock, 5,837,076 shares of unvested restricted stock outstanding, 10,744,697 LTIP Units and 21,735,008 shares of the Company’s Series D Convertible Preferred Stock outstanding from the calculation of diluted net loss per share as the effect would have been antidilutive.
Note 22 — Property Dispositions
During the three months ended March 31, 2014, the Company disposed of 16 single-tenant properties and one multi-tenant property for an aggregate gross sales price of $60.3 million (the “2014 Property Dispositions”). There were no properties disposed of during the three months ended March 31, 2013. No disposition fees were paid in connection with the sale of the 2014 Property Dispositions and the Company has no continuing involvement with these properties.
As of March 31, 2014, there were no properties classified as held for sale. As of December 31, 2013, the Company classified one property as held for sale, which has been presented as discontinued operations on the Company’s consolidated statements of operations.
Note 23 — Income Taxes
As a REIT, the Company generally is not subject to federal income tax, with the exception of its TRS. However, the Company, including its TRS, is still subject to certain state and local income taxes in the various jurisdictions in which it operates.
Based on the above, Cole Capital, substantially all of which is conducted through a TRS, recognized a benefit from federal and state income taxes of $5.0 million for the three months ended March 31, 2014, which is included in other income, net in the accompanying consolidated statement of operations. No provision for income taxes was recognized for the three months ended March 31, 2013 as the Company did not commence operations for Cole Capital until the Cole Acquisition Date. The difference

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

in the benefit from income taxes reflected in the consolidated statements of operations as compared to the provision calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.
The REI segment recognized state income and franchise taxes of $1.1 million during the three months ended March 31, 2014 and $0.2 million during the three months ended March 31, 2013, which are included in general and administrative expenses in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the three months ended March 31, 2014 and 2013. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2010.
Note 24 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the following:
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from April 1, 2014 to May 8, 2014 (dollar amounts in millions):

	No. of Buildings	Square Feet (in millions)	Base Purchase Price (1)
Total Portfolio – March 31, 2014	3,809	101.8	$17,961
Acquisitions	25	1.0	111
Total portfolio – May 8, 2014	3,834	102.8	$18,072
____________________________________
(1)Contract purchase price, excluding acquisition and transaction related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, including its operating partnership and its subsidiaries. Prior to becoming self-managed as of January 8, 2014, the Company was externally managed by ARC Properties Advisors, LLC (the “Former Manager”), a Delaware limited liability company and wholly owned subsidiary of AR Capital, LLC (“ARC”). Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I - Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.
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
We have a limited operating history and limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•	We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to make scheduled payments on our debt obligations.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and as such we may be forced to borrow at higher rates to fund our operations.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may be adversely affected by increases in interest rates or a failure to maintain our OP’s credit rating.

•
We may not be able to integrate the assets and businesses acquired in Recent Acquisitions into our existing portfolio or with our business successfully, or may not realize the anticipated benefits within the expected timeframe or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with our Recent Acquisitions that do not fit within our target assets.

•	We may not be able to effectively manage our expanded portfolio and operations following our Recent Acquisitions completed acquisitions.

•	We may be affected by risks associated with current and future litigation.

•	We may not be able to successfully acquire future properties on advantageous terms and the performance of such properties.

•	We may not be able to achieve and maintain profitability.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and tenant credit, geographic and industry concentrations.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from our Recent Acquisitions.

•	We may fail to qualify to be treated as a REIT for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•
Certain of our executive officers and the executive officers of the non-traded REITs advised by Cole Capital have obligations to, and financial interests in non-traded REITs and businesses sponsored by ARC and owned by RCS Capital Corporation, which may compete with our businesses; therefore, such individuals will be subject to conflicts of interest and may owe their time and attention to such competing businesses.

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Overview
We were incorporated on December 2, 2010 as a Maryland corporation that qualified as a real estate investment trust for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”
Our business operates in two business segments, Real Estate Investment (“REI”) and its private capital management business, Cole Capital (“Cole Capital”). Through our REI segment, we acquire, own and operate single-tenant, freestanding commercial real estate properties, primarily subject to net leases with high credit quality tenants. We focus on investing in properties that are net leased to credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants. Our long-term business strategy is to continue to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases. We have advanced our investment objectives by growing our net lease portfolio through strategic mergers and acquisitions.
As a result of the Cole Merger, in addition to operating a diverse portfolio of core commercial real estate investments, we are responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Furthermore, we, through a wholly owned subsidiary, wholly own Cole Capital Advisors, Inc. (“CCA”), which we and CCA jointly elected to treat as a TRS for federal income tax purposes. In order to avoid a potential adverse impact on our status as a REIT, we conduct substantially all of our investment management business through the TRS.
Prior to January 8, 2014, we retained our Former Manager to manage our affairs on a day-to-day basis with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives and acquired from our Former Manager certain assets necessary for our operations.

On March 13, 2014, we announced a plan to spin off substantially all of our multi-tenant shopping center properties into a newly formed publicly traded entity expected to qualify as a REIT, American Realty Capital Centers, Inc., that will operate under the name “ARCenters” and that is expected to trade on The NASDAQ Global Market under the symbol “ARCM.” Our OP is expected to retain 25% ownership stake of ARCM’s outstanding shares of common stock. The spin-off will be effected through a pro rata taxable special distribution of one share of ARCenters common stock for every 10 shares of our common stock and every 10 OP Units. The initial Form 10 registration statement relating to the spin-off was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 4, 2014 and the distribution is expected to be completed in the second quarter of 2014. Our board of directors have unanimously approved a plan to pursue the spin-off. The transaction is subject to certain conditions, including declaration by the SEC that ARCenters’ registration statement is effective, filing and approval of ARCenters’ listing application with The NASDAQ Global Market, customary third-party consents, and formal approval and declaration of the specified distribution by our board of directors. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.
As of March 31, 2014, we owned 3,809 properties consisting of 101.8 million square feet, which were 98.9% leased with a weighted average remaining lease term of 10.2 years. In constructing our portfolio, we are committed to diversification by industry, tenant and geography. As of March 31, 2014, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 49% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our REI revenue from investment grade tenants as we further acquire properties and enter into, or assume, lease arrangements.
Completed Mergers and Major Acquisitions
American Realty Capital Trust III, Inc. Merger
On December 14, 2012, we entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement") with American Realty Capital Trust III, Inc. (“ARCT III") and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of ours (the “ARCT III Merger"). The ARCT III Merger was consummated on February 28, 2013.
Also in connection with the ARCT III Merger, we entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 19 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
CapLease, Inc. Merger
On May 28, 2013, we entered into the CapLease Merger Agreement with CapLease and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company. On November 5, 2013, the Company completed the merger with CapLease pursuant to the CapLease Merger Agreement.
American Realty Capital Trust IV Merger
On July 1, 2013, we entered into the ARCT IV Merger Agreement with ARCT IV and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP. The Company consummated the ARCT IV Merger on January 3, 2014.
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of us and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to and assigned by us. On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During the three months ended March 31, 2014, we closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.

Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of us and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies were acquired, in total, by us from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to us based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by us and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of March 31, 2014, we had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company does not consider it probable that it will close on the remaining one property.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, we entered into the Cole Merger Agreement with Cole. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of ours. We consummated the Cole Merger on February 7, 2014.
Results of Operations
As a result of the Cole Merger, we evaluate our operating results by our two business segments, REI and Cole Capital.
REI Segment
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including consolidated joint ventures, as of March 31, 2014 and 2013:

	March 31,
	2014	2013
Number of commercial properties (1)	3,809	814
Approximate rentable square feet (in millions) (2)	101.8	17.5
Percentage of rentable square feet leased	98.9%	100%
____________________________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
Total Real Estate Investment Revenue
REI revenue increased approximately $223.6 million to $266.5 million for the three months ended March 31, 2014, compared to $42.9 million for the three months ended March 31, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 92% and 96% of total REI revenue during the three months ended March 31, 2014 and 2013, respectively.
Rental Income
Rental income increased approximately $203.4 million to $244.4 million for the three months ended March 31, 2014, compared to $41.0 million for the three months ended March 31, 2013. The increase was primarily due to our acquisition of 2,948 properties (which excludes 47 properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to March 31, 2013.
Direct Financing Lease Income
Direct financing lease income of $1.0 million was recognized for the three months ended March 31, 2014. Direct financing lease income was primarily driven by our 2013 acquisition of 47 properties comprised of $65.7 million of net investments subject to direct financing leases during the second quarter of 2013. We did not own any properties subject to direct financing leases during the three months ended March 31, 2013.

Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $19.2 million to $21.1 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements increases were driven by our acquisition of 2,948 properties subsequent to March 31, 2013.
We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” Cash same store rents on the 701 properties held for the full period in each of the three months ended March 31, 2014 and 2013 increased $233.7 thousand, or 0.6%, to $36.7 million compared to $36.4 million for the three months ended March 31, 2014 and 2013, respectively. Same store annualized average rental income per square foot was $9.58 at March 31, 2014 compared to $9.57 at March 31, 2013.
Acquisition Related Expenses
Acquisition related expenses increased approximately $1.6 million to $11.9 million for the three months ended March 31, 2014, compared to $10.3 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, acquisition costs consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. In addition to the costs above, during the three months ended March 31, 2013, we paid acquisition fees to our Former Manager. In conjunction with the ARCT III Merger, it was agreed that our Former Manager would no longer charge acquisition fees. The increase in acquisition costs was primarily due to an increase in acquisition activity during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Merger and Other Transaction Related Expenses
Costs related to various mergers, as well as other transaction costs increased approximately $84.4 million to $222.2 million for the three months ended March 31, 2014, compared to $137.8 million for the three months ended March 31, 2013. Upon the consummation of the ARCT IV Merger, an affiliate of ARCT IV received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the three months ended March 31, 2014, $78.2 million was recorded for this fee. We issued 6.7 million OP Units to the affiliate as compensation for this fee. In addition, merger and other transaction related expenses consisted of expenses related to the corporate bond issuance and internalization as well as professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the Cole Merger as well as expenses related to the corporate bond issuance and internalization.
Property Operating Expenses
Property operating expenses increased approximately $27.1 million to $29.6 million for the three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the acquisition of 2,948 rental income-producing properties subsequent to March 31, 2013. In addition, the increase was due to the ownership of more properties during the three months ended March 31, 2014 than in the three months ended March 31, 2013, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes and repairs and maintenance.
General and Administrative Expenses
General and administrative expenses increased approximately $6.3 million to $7.8 million for the three months ended March 31, 2014, compared to $1.5 million for the three months ended March 31, 2013. General and administrative expenses primarily included the REI segment’s share of employee compensation and benefits, including legal, accounting and professional fees, state and franchise and state income taxes and escrow and trustee fees.
Equity Based Compensation Expense
Equity based compensation increased approximately $21.6 million to $22.5 million for the three months ended March 31, 2014, compared to $0.9 million for the three months ended March 31, 2013. The increase was primarily due to equity based compensation expenses related to the New OPP, which was entered into upon the Company’s transition to self-management on January 8, 2014, as well as an increase in the amortization of restricted stock for the awards granted subsequent to March 31, 2013.

Depreciation and Amortization Expense
Depreciation and amortization expenses increased approximately $124.2 million to $151.0 million for the three months ended March 31, 2014, compared to $26.8 million for the three months ended March 31, 2013. The increase in depreciation and amortization was driven by our acquisition 2,948 properties subsequent to March 31, 2013.
Interest Expense, Net
Interest expense increased approximately $110.6 million to $116.7 million for the three months ended March 31, 2014, compared to $6.1 million during the three months ended March 31, 2013. The increase in interest expense was due to an increase in the average debt balance of $7.3 billion for the three months ended March 31, 2014 compared to $647.4 million for the three months ended March 31, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions and the issuance of the corporate bonds. Additionally, we recorded $32.6 million in interest expense as amortization of deferred financing costs associated with the termination of the Barclays Facility and recorded prepayment fees in connection with the defeasance of mortgage notes payable of $29.8 million during the three months ended March 31, 2014. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended March 31, 2014 and 2013 was 3.79% and 3.11%, respectively.
Other Income, Net
Other income decreased approximately $0.6 million to $0.3 million for the three months ended March 31, 2014, compared to $0.9 million for the three months ended March 31, 2013. Other income primarily consisted of equity in income of unconsolidated entities of $0.2 million for the three months ended March 31, 2014. We did not have any equity in income of unconsolidated entities during the three months ended March 31, 2013.
Loss on Derivative Instruments, Net
Loss on derivative instruments for the three months ended March 31, 2014 was $20.2 million, which primarily related to the defeasance of mortgage notes payable that were subject to interest rate swap agreements. See Note 11 — Mortgage Notes Payable to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. The loss was partially offset by a gain on derivative instruments resulting from marking our derivative instruments to fair value. We recorded a loss on derivative instruments of $5,000 during the three months ended March 31, 2013 that resulted from marking our derivate instruments to fair value.
Gain on Disposition of Property, Net
During the three months ended March 31, 2014, we recorded a gain on the sale of 17 properties of $3.0 million. We did not sell any properties during the three months ended March 31, 2013.
Gain on Sale of Investment Securities
We recorded a gain on the sale of investment securities of $0.5 million for the three months ended March 31, 2013, which resulted from selling the preferred debt and equity securities that we held. We did not own any investment securities during the three months ended March 31, 2014.
Cole Capital
Effective February 7, 2014, we consummated the Cole Merger and acquired Cole Capital. As we did not commence operations for Cole Capital until February 7, 2014, comparative financial data is not presented for the three months ended March 31, 2013.

Three Months Ended March 31, 2014
Cole Capital Revenue
Cole Capital revenue for the three months ended March 31, 2014 was $54.1 million. Cole Capital revenue primarily consisted of dealer manager and distribution fees, selling commissions and offering reimbursements of $42.5 million, of which $34.4 million was reallowed to participating broker-dealers as discussed below and $4.0 million related to organization and offering expense reimbursements from the Managed REITs. In addition, we recorded transaction services revenue of $4.6 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $7.1 million, which consisted of advisory fees and asset and property management fees of $5.5 million from certain Managed REITs and other programs sponsored by us and reimbursements of $1.5 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.
Cole Capital Reallowed Fees and Commissions
Cole Capital reallowed fees and commissions totaled $34.4 million for the three months ended March 31, 2014. We reallowed $29.5 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the three months ended March 31, 2014 and $4.9 million, or 54.9%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
General and Administrative Expenses
General and administrative expenses were $19.1 million for the three months ended March 31, 2014, which primarily consisted of employee compensation and benefits expense. Other general and administrative expenses included insurance, legal, accounting and professional fees and other operating costs (including rent, supplies and facility maintenance).
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $14.4 million for the three months ended March 31, 2014, which primarily consisted of amortization related to the intangible assets acquired in connection with the Cole Merger of $14.0 million. Depreciation and amortization expenses also includes depreciation and amortization related to leasehold improvements and property and equipment.
Other Income
Other income for the three months ended March 31, 2014 was $5.2 million, which primarily consisted of a benefit from income taxes recorded of $5.0 million related to our TRS. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.
Liquidity and Capital Resources
In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. A significant portion of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including our ATM program, proceeds from the sale of properties and undistributed funds from operations. With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods. Such increased cash flow will positively impact the amount of funds available for dividends.
As of March 31, 2014, we had $83.1 million of cash and cash equivalents.

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
We define FFO, a non-U.S. GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of U.S. GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in U.S. GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and adjusted funds from operations (“AFFO”), as described below, should not be construed to be more relevant or accurate than the current U.S. GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under U.S. GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-U.S. GAAP FFO and AFFO measures and the adjustments to U.S. GAAP in calculating FFO and AFFO.
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
Changes in the accounting and reporting promulgations under U.S. GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to U.S. GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under U.S. GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. While certain companies may experience significant acquisition activity, other companies may not have significant acquisition activity and management believes that excluding costs such as merger and transaction costs and acquisition related costs from property operating results provides useful information to investors and provides information that improves the comparability of operating results with other companies who do not have significant merger or acquisition activities. AFFO is not equivalent to our net income or loss as determined under U.S. GAAP, and AFFO may not be a useful measure of the impact of long-term operating performance if we continue to have such activities in the future.

We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains or losses on contingent valuation rights, gains and losses on investments and early extinguishment of debt. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent and non-cash equity compensation from AFFO we believe we provide useful information regarding income and expense items which have no cash impact and do not provide us liquidity or require our capital resources. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.
In addition, we exclude certain interest expenses related to securities that are convertible to common stock as the shares are assumed to have converted to common stock in our calculation of weighted average shares of common stock-fully diluted. As the Company’s convertible notes have a cash or stock settlement option and the Company has the ability and intent to settle its convertible notes in cash, the interest expense related to our convertible notes have not been excluded from AFFO, and accordingly, the shares are not assumed to have converted to common stock in our calculation of weighted average shares of common stock-fully diluted.
In calculating AFFO, we exclude expenses, which under U.S. GAAP are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued merger and acquisition fees and certain other expenses negatively impact our operating performance during the period in which expenses are incurred or properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property and certain other expenses. Therefore, AFFO may not be an accurate indicator of our operating performance, especially during periods in which mergers are being consummated or properties are being acquired or certain other expenses are being incurred. AFFO that excludes such costs and expenses would only be comparable to companies that did not have such activities. Further, under U.S. GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments as items which are unrealized and may not ultimately be realized. We view both gains and losses from fair value adjustments as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. Excluding income and expense items detailed above from our calculation of AFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe AFFO provides useful supplemental information.
As a result, we believe that the use of FFO and AFFO, together with the required U.S. GAAP presentations, provide a more complete understanding of our performance relative to our peers and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

FFO and AFFO are non-U.S. GAAP financial measures and do not represent net income as defined by U.S. GAAP. FFO and AFFO do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund all cash flow needs and liquidity, including our ability to pay distributions and should not be considered as alternatives to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. Other REITs may not define FFO in accordance with the current NAREIT definition (as we do) or may interpret the current NAREIT definition differently than we do and/or calculate AFFO differently than we do. Consequently, our presentation of FFO and AFFO may not be comparable to other similarly titled measures presented by other REITs.
The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three months ended March 31, 2014 and 2013 (in thousands). Amounts are presented net of any non-controlling interest effect where applicable.

	Three Months Ended March 31,
	2014	2013
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(332,313)	$(141,163)
Gain on disposition of property	(2,979)	—
Depreciation and amortization of real estate assets	150,899	26,731
Depreciation and amortization of real estate assets in unconsolidated joint ventures	602	—
FFO	(183,791)	(114,432)

Acquisition related	11,884	10,327
Merger and other transaction related	222,192	137,769
Gain on investment securities	—	(451)
Loss on derivative instruments, net	20,197	5
Amortization of premiums and discounts on debt and investments	(18,325)	—
Dividends attributable to convertible preferred shares	5,053	—
Dividends attributable to participating securities	936	—
Amortization of above- and below-market lease assets and liabilities, net	358	68
Amortization of deferred financing costs	37,940	1,243
Other amortization and depreciation	14,374	22
Loss on early extinguishment of debt	20,819	—
Straight-line rent	(7,520)	(1,510)
Non-cash equity compensation expense	22,510	881
Proportionate share of adjustments for unconsolidated joint ventures	762	—
AFFO	$147,389	$33,922
Capital Markets
On August 1, 2012, we filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of March 31, 2014, we had issued 2.1 million shares of common stock through a registered follow on offering and an ATM offering under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of March 31, 2014, no common stock had been issued under the resale registration statement.
On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. We intend to maintain both the $500.0 million universal shelf registration statement and the WKSI universal automatic shelf registration statement.
In January 2013, we commenced an “at the market” equity offering program (“ATM”) in which we may from time to time offer and sell shares of our common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to our $500.0 million universal shelf registration statement.

In addition to our common stock offerings, on June 7, 2013, we issued 28.4 million shares convertible preferred stock (the “Series C Shares”) for gross proceeds of $445.0 million. On November 8, 2013, we elected to convert all outstanding Series C Shares into our common stock. Pursuant to the Series C Shares’ Articles Supplementary, the number of shares of common stock that could be issued upon conversion of Series C Shares was limited to an exchange cap. Therefore, we converted 1.1 million Series C Shares into 1.4 million shares of our common stock. With respect to the 27.3 million Series C Shares for which we could not issue shares of our common stock upon conversion due to the exchange cap, we paid holders of Series C Shares an aggregate cash amount equal to approximately $441.4 million in exchange for such Series C Shares. Based on our share price on the conversion date, the total settlement value was $458.8 million.
On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 8, 2013.
Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV stockholders. As of March 31, 2014 there were 42,654,919 shares issued and outstanding of Series F Preferred Stock. See Note 17 — Preferred and Common Stock to our consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the Series D and Series F Preferred Stock.
Availability of Funds from Credit Facilities
We and our OP are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).
On March 31, 2014, the Company entered into an augmenting lender supplemental to the Credit Facility to raise the commitments under our Credit Facility to $3.0 billion. At March 31, 2014, the Credit Facility contained a $940.0 million term loan facility and a $2.0 billion revolving credit facility, of which $940.0 million and $1.3 billion were outstanding, respectively. In February 2014, the Credit Facility was amended and certain modifications were made to the terms of the agreement. Loans under the Credit Facility are priced at the applicable rate, at the Company’s election, either a floating interest rate based on one month LIBOR, determined on a daily basis, plus 2.25% to 3.00%; or a prime-based interest rate, based upon the Company’s current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company’s election, advances under the revolving credit facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility. At March 31, 2014, the Company had undrawn commitments of $684.2 million under the Credit Facility.
The Credit Facility provides for monthly interest payments. In the event of a default, each lender has the right to terminate its obligations under the Credit Facility and to accelerate the payment on any unpaid principal amount of all outstanding loans. We have guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017 and the term loan facility will terminate on February 14, 2018, in each case, unless extended in accordance with the terms of the credit facility. At any time, upon timely notice by us, we may prepay borrowings under the credit facility. We incur an unused fee of 0.25% to 0.50% per annum on the unused amount of the revolving credit commitments, based on our usage of the revolving credit facility, which unused fee will decrease 0.12% to 0.35% per annum, based upon our then current investment grade credit rating, to the extent we have elected for the interest rate margin applicable to the outstanding advances under the credit facility to be governed by our credit rating as set forth above. To the extent that any delayed draw commitments remain undrawn, we will incur an unused fee of 0.25% per annum on the unused amount of such commitments. The Credit Facility also required us to maintain certain property available for collateral as a condition to funding, but this requirement was eliminated pursuant to an amendment effective February 7, 2014.
Principal Use of Funds
Acquisitions
Cash needs for property acquisitions will generally be met through proceeds from the public or private offerings of debt and equity and other financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.
We evaluate potential acquisitions of real estate and real estate-related assets and engage in negotiations with sellers and borrowers. Investors and stockholders should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from equity offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 2 — Mergers and Acquisitions to our consolidated financial statements in this Quarterly Report on Form 10-Q in part through the assumption of outstanding indebtedness, and through a combination of available cash on hand from (a) a portion of the $896.0 million in net proceeds from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $967.8 million in net proceeds from the sale of the Notes (c) funds available from the issuance of common stock through our current at-the-market program or any successor program thereto; (d) a portion of the $2,545.8 million in net proceeds from the corporate bond offering (e) financing available under our credit facility and additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.
Dividends
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.
We and our board of directors share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from operations. Effective January 8, 2014, we completed our transition to self-management and therefore are now focused on generating cash flows by expanding our real estate portfolio consistent with our investment strategy, while keeping the internal costs of running our business low. Prior to January 8, 2014, when we had retained our Former Manager to manage our portfolio and provide other services, our Former Manager had waived certain fees in order to improve our cash flow, lowering our external costs. See Note 19 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for a further discussion of our relationship with our Former Manager.
The management agreement with our Former Manager provided for payment of the asset management fee. Our Former Manager would waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would have increased our AFFO so that it equals the dividends declared by us for the prior six months. For purposes of this determination, AFFO is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. Our Former Manager determined if such fees were partially or fully waived in subsequent periods on a quarter-to-quarter basis. In connection with the consummation of the ARCT III Merger, we entered into an amended management agreement with our Former Manager by which the AFFO hurdle for the calculation of our asset management fee was eliminated and our management was paid an asset management fee in the amount of 0.50% of the average unadjusted book value of our real estate assets for up to $3.0 billion and 0.40% of the average unadjusted book value of our real assets greater than $3.0 billion. On January 8, 2014, the management agreement was terminated as a result of our transition to self-management. See Note 19 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
As our real estate portfolio matures, we expect cash flows from operations to fully cover our dividends.

The following table shows the sources for the payment of dividends to common stockholders for the three months ended March 31, 2014 (dollar amounts in thousands):

	Three Months Ended
	March 31, 2014
	Dividends	% of Dividends
Dividends:
Distributions paid in cash	$181,637

Source of dividends:
Cash flows provided by operations (1)	$—	0.0%
Proceeds from financing activities	181,637	100.0%
Total sources of dividends	$181,637	100.0%
Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(332,313)
____________________________________

(1)
Dividends paid from cash provided by operations are derived from cash flows from operations (U.S. GAAP basis) for the three months ended March 31, 2014. Cash flows provided by operations include $11.9 million of acquisition related expenses and $222.2 million of merger and other transaction related expenses incurred during the three months ended March 31, 2014. If we had not incurred such acquisition and merger related costs, our cash flows from operations would have sourced all dividend payments during the year ended March 31, 2014.

Loan Obligations
At March 31, 2014, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 48.7%.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2014 we were in compliance with the debt covenants under our loan agreements.
As of March 31, 2014, we had non-recourse mortgage indebtedness of $4.1 billion, which was collateralized by 697 properties. Our mortgage indebtedness bore interest at the weighted average rate of 4.83% per annum and had a weighted average maturity of 6.23 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of March 31, 2014, there was $2.3 billion outstanding on the Credit Facility, of which $1.3 billion bore a floating interest rate of 3.15%. $940.0 million of the Credit Facility’s floating base interest rate is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our leverage, interest on this portion was 2.54% at March 31, 2014. At March 31, 2014, there was up to $684.2 million available to us for future borrowings, subject to borrowing availability.
Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. At March 31, 2014 and December 31, 2013, the Company was in compliance with the debt covenants under all of our loan obligations.

Convertible Senior Notes Offering
On July 29, 2013, we issued $300.0 million of 3.00% Convertible Senior Notes (the “2018 Notes”) due in 2018 in an underwritten public offering. The 2018 Notes will mature on August 1, 2018. The 2018 Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted at any time into such consideration on or after February 1, 2018. $10.0 million of the $30.0 million over-allotment option available for such offering was exercised. We intend to use the net proceeds of the offering (a) to repay outstanding indebtedness under its existing senior secured revolving credit facility (which will increase the availability of funds under such credit facility) and (b) for other general corporate purposes which includes investing in properties in accordance with its investment objectives.
On December 10, 2013, we issued $402.5 million of 3.75% Convertible Senior Notes (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of March 31, 2014, the carrying value of the 2020 Notes was $390.2 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at our option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of our common stock per $1,000 principal amount of 2020 Notes.
In connection with the 2018 Notes and 2020 Notes, the remaining unamortized discount totaled $26.3 million.
Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes”, and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The Company used a portion of the net proceeds to partially fund the cash consideration, fees and expenses relating to Cole Merger and repayment of Cole’s credit facility. The Company used the remaining portion of the net proceeds from the offering to repay $900.0 million outstanding under the OP’s senior credit facility and for other general corporate purposes.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

	Total	April 1, - December 31, 2014	2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$4,128,384	$134,152	$445,347	$820,873	$2,728,012
Interest payments due on mortgage notes payable	1,221,839	150,984	369,240	285,833	415,782
Principal payments due on credit facilities	2,415,800	—	150,000	2,265,800	—
Interest payments due on credit facilities	266,733	53,772	165,760	47,201	—
Principal payments due on corporate bonds	2,550,000	—	—	1,300,000	1,250,000
Interest payments due on corporate bonds	409,577	53,625	143,000	93,528	119,424
Principal payments due on convertible debt	1,000,000	—	—	597,500	402,500
Interest payments due on convertible debt	457,349	6,975	18,600	14,725	417,049
Principal payments due on other debt	152,390	56,925	24,378	40,157	30,930
Interest payments due on other debt	178,888	24,764	66,038	58,569	29,517
Payments due on lease obligations	126,397	12,922	21,823	7,918	83,734
Total	$12,907,357	$494,119	$1,404,186	$5,532,104	$5,476,948

Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash used in operating activities was $106.1 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2014 was mainly due to adjusted net income of $61.4 million (net loss of $320.7 million adjusted for non-cash items including depreciation and amortization, gain on sale of properties, equity-based compensation, gain on derivative instruments and unrealized loss on investments totaling $382.1 million, in the aggregate), a decrease in accounts payable and accrued expenses of $148.1 million, an increase in prepaid and other assets of $3.3 million, a decrease in deferred rent, derivative and other liabilities of $12.4 million as well as the investment in direct financing leases of $3.1 million.
Net cash used in investing activities for the three months ended March 31, 2014 was $1.2 billion, primarily related to the cash considerations of $681.5 million for the ARCT IV Merger and Cole Merger and acquisition of 215 properties for total cash considerations of $672.9 million. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $60.0 million.
Net cash provided by financing activities was $1.3 billion during the three months ended March 31, 2014 related to proceeds from the issuance of corporate bonds of $2.5 billion and proceeds from mortgage notes payable of $669.3 million. These inflows were partially offset by repayments net of borrowings from our credit facilities of $863.0 million, payments on mortgage notes payable of $739.1 million, total distributions paid of $201.5 million and $43.0 million of deferred financing cost payments.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash used in operating activities was $8.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities for three months ended March 31, 2013 included $5.6 million in acquisition related costs. Cash flows used in operating activities during the three months ended March 31, 2013 was mainly due to an adjusted net loss of $2.5 million (net loss of $141.6 million adjusted for non-cash items, including the issuance of operating partnership units, depreciation and amortization, amortization of deferred financing costs, share based compensation, loss on held for sale properties, loss on derivative instruments, and gain on sale on investments of $139.1 million, in the aggregate), a decrease in prepaid and other assets of $4.7 million and an increase in accounts payable and accrued expenses of $2.0 million. Theses outflows were partially offset by a decrease in deferred rent, derivative and other liabilities of $1.0 million.
Net cash used in investing activities for the three months ended March 31, 2013 of $439.5 million, primarily related to the acquisition of 112 properties with an aggregate purchase price of $411.6 million, and the purchase of investment securities of $63.3 million, partially offset by the proceeds from the sales of investment securities.
Net cash provided by financing activities of $1.3 billion during the three months ended March 31, 2013 related to proceeds net of offering-related costs from the issuance of common stock of $1.2 billion, proceeds net of repayments from our credit facilities of $515.4 million and $0.8 million from contributions from our affiliate. These inflows were partially offset by common stock repurchases of $350.5 million, $24.6 million deferred financing cost payments, distributions paid of $40.6 million, and distributions to non-controlling interest holders of $0.9 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2014.

Significant Accounting Estimates and Critical Accounting Policies
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Cole Capital revenue recognition was not considered a critical accounting policies for the year ended December 31, 2013 because such transactions had not occurred at the time. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.
Revenue Recognition - Cole Capital
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets, in accordance with the respective advisory and dealer manager agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and advisory, asset and property management fees as services are performed. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commission and dealer manager reimbursements are recorded as revenue as the expenses are incurred. Other reimbursements are recorded as revenue when reimbursements are reasonably assured.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 3 — Summary of Significant Accounting Policies to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, our net leases may require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related Party Transactions and Agreements
We have entered into agreements with affiliates, whereby we pay or have paid in the past certain fees or reimbursements to ARC, our Former Manager or their affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 19 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager (subject to the Former Manager’s agreement to continue to provide services, as requested, for a 60-day tail period for a payment of $10.0 million and continuing to provide certain transition services for an hourly charge), enter into appropriate employment and incentive compensation arrangements with our executives and acquired from our Former Manager certain assets necessary for our operations. See Note 19 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.
We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 19 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related-party transactions, agreements and fees.

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
As of March 31, 2014, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying and fair value of $8.7 billion. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $243.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $251.6 million.
As of March 31, 2014, our debt included variable-rate debt with an aggregate face value and a carrying value of $1.6 billion. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $16.1 million annually.
As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in Note 16 — Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, as amended and supplemented by subsequent Quarterly Reports on Form 10-Q and by subsequent Current Reports on Form 8-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By: /s/ NICHOLAS S. SCHORSCH
Nicholas S. Schorsch
Chief Executive Officer and Executive Chairman of the Board of Directors
(Principal Executive Officer)

By: /s/ BRIAN S. BLOCK
Brian S. Block
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2014

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.51*
Augmenting Lender Supplement, dated as of March 31, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 19 of the Securities Exchange Act of 1934

_______________________________________________
* Filed herewith