Form 10-Q
period 2014-06-30
American Realty Capital Properties, Inc.
filed 2014-07-29
CIK 1507385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock on July 28, 2014 was 907,924,095 shares.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q
June 30, 2014

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Real estate investments, at cost:
Land	$3,361,195	$1,379,453
Buildings, fixtures and improvements	12,445,972	5,294,342
Land and construction in progress	62,594	22,230
Acquired intangible lease assets	2,231,675	759,786
Total real estate investments, at cost	18,101,436	7,455,811
Less: accumulated depreciation and amortization	(661,005)	(267,352)
Total real estate investments, net	17,440,431	7,188,459
Investment in unconsolidated entities	102,047	—
Investment in direct financing leases, net	62,094	66,112
Investment securities, at fair value	219,204	62,067
Loans held for investment, net	97,587	26,279
Cash and cash equivalents	193,690	52,725
Restricted cash	69,544	35,881
Intangible assets, net	347,618	—
Deferred costs and other assets, net	405,056	279,261
Goodwill	2,304,880	96,720
Due from affiliates	73,336	—
Total assets	$21,315,487	$7,807,504

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,227,494	$1,301,114
Corporate bonds, net	2,546,089	—
Convertible debt, net	975,003	972,490
Credit facilities	1,896,000	1,969,800
Other debt, net	146,158	104,804
Below-market lease liabilities, net	283,518	77,789
Accounts payable and accrued expenses	154,741	808,489
Deferred rent, derivative and other liabilities	218,023	40,207
Distributions payable	3,837	10,278
Due to affiliates	835	—
Total liabilities	10,451,698	5,284,971

Series D preferred stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at June 30, 2014 and December 31, 2013, respectively	269,299	269,299

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,730,013 and 42,199,547 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	427	422
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 907,920,494 and 239,234,725 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9,079	2,392
Additional paid-in capital	11,904,537	2,939,287
Accumulated other comprehensive income	12,392	7,666
Accumulated deficit	(1,628,354)	(864,516)
Total stockholders’ equity	10,298,081	2,085,251
Non-controlling interests	296,409	167,983
Total equity	10,594,490	2,253,234
Total liabilities and equity	$21,315,487	$7,807,504

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$314,843	$52,664	$559,288	$93,651
Direct financing lease income	1,181	—	2,187	—
Operating expense reimbursements	28,545	2,281	49,641	4,191
Cole Capital revenue	37,412	—	91,479	—
Total revenues	381,981	54,945	702,595	97,842
Operating expenses:
Cole Capital reallowed fees and commissions	7,068	—	41,504	—
Acquisition related	8,453	37,289	20,337	47,616
Merger and other transaction related	13,286	6,393	235,478	144,162
Property operating	39,372	3,086	69,030	5,635
General and administrative	19,063	2,361	44,748	3,815
Equity based compensation	9,338	3,458	31,848	4,339
Depreciation and amortization	258,993	33,752	424,356	60,505
Total operating expenses	355,573	86,339	867,301	266,072
Operating income (loss)	26,408	(31,394)	(164,706)	(168,230)
Other (expense) income:
Interest expense, net	(99,635)	(11,068)	(216,347)	(17,124)
Other income, net	6,526	1,167	10,915	2,020
Gain (loss) on derivative instruments, net	21,926	(40)	1,729	(45)
Loss on contingent value rights	—	(31,134)	—	(31,134)
Gain on disposition of properties, net	1,510	—	4,489	—
Gain on sale of investments	—	—	—	451
Total other expenses, net	(69,673)	(41,075)	(199,214)	(45,832)
Net loss from continuing operations	(43,265)	(72,469)	(363,920)	(214,062)
Discontinued operations:
Income from operations of held for sale properties	—	36	—	20
Gain on held for sale properties	—	—	—	14
Net income from discontinued operations	—	36	—	34
Net loss	(43,265)	(72,433)	(363,920)	(214,028)
Net loss attributable to non-controlling interests	2,937	475	14,911	907
Net loss attributable to the Company	(40,328)	(71,958)	(349,009)	(213,121)
Less: Dividends attributable to preferred shares	22,016	158	44,443	315
Less: Dividends attributable to participating securities	1,075	75	2,280	110
Net loss attributable to common stockholders	$(63,419)	$(72,191)	$(395,732)	$(213,546)

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.36)	$(0.58)	$(1.11)
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to the Company	$(40,328)	$(71,958)	$(349,009)	$(213,121)

Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(6,883)	14,058	(4,247)	12,881
Unrealized gain (loss) on investment securities, net	5,878	(1,793)	8,973	(1,365)
Total other comprehensive (loss) income	(1,005)	12,265	4,726	11,516
Total comprehensive loss attributable to the Company	$(41,333)	$(59,693)	$(344,283)	$(201,605)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2013	42,199,547	$422	239,234,725	$2,392	$2,939,287	$7,666	$(864,516)	$2,085,251	$167,983	$2,253,234
Issuance of common stock, net	—	—	662,305,318	6,623	8,918,584	—	—	8,925,207	—	8,925,207
Conversion of Common OP Units to common stock	—	—	1,017,355	10	14,715	—	—	14,725	(14,725)	—
Conversion of Preferred OP Units to Series F Preferred Stock	530,466	5	—	—	10,800	—	—	10,805	(10,805)	—
Issuance of restricted share awards, net	—	—	5,363,096	54	(1,336)	—	—	(1,282)	—	(1,282)
Equity-based compensation	—	—	—	—	22,487	—	—	22,487	9,361	31,848
Distributions declared on common stock	—	—	—	—	—	—	(368,106)	(368,106)	—	(368,106)
Issuance of OP Units	—	—	—	—	—	—	—	—	153,885	153,885
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(16,418)	(16,418)
Distributions to participating securities	—	—	—	—	—	—	(2,280)	(2,280)	—	(2,280)
Distributions to preferred shareholders	—	—	—	—	—	—	(44,443)	(44,443)	—	(44,443)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	1,043	1,043
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	20,996	20,996
Net loss	—	—	—	—	—	—	(349,009)	(349,009)	(14,911)	(363,920)
Other comprehensive income	—	—	—	—	—	4,726	—	4,726	—	4,726
Balance, June 30, 2014	42,730,013	$427	907,920,494	$9,079	$11,904,537	$12,392	$(1,628,354)	$10,298,081	$296,409	$10,594,490

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(363,920)	$(214,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of OP Units	153,885	108,247
Depreciation and amortization	452,446	64,243
Gain on disposition of properties	(4,489)	(14)
Equity based compensation	31,848	6,717
Equity in income of unconsolidated entities	385	—
Loss on derivative instruments	8,048	45
Gain on sale of investments, net	—	(451)
Unrealized loss on contingent value rights obligations, net of settlement payments	—	31,134
Gain on extinguishment of debt	(8,398)	—
Changes in assets and liabilities:
Investment in direct financing leases	525	—
Deferred costs and other assets, net	(62,175)	(10,300)
Due from affiliates	(5,335)	—
Accounts payable and accrued expenses	(133,960)	4,554
Deferred rent, derivative and other liabilities	(35,298)	2,676
Due to affiliates	223	—
Net cash provided by (used in) operating activities	33,785	(7,177)
Cash flows from investing activities:
Investments in real estate and other assets	(1,246,588)	(2,129,677)
Acquisition of a real estate business, net of cash acquired	(755,701)	—
Investment in direct financing leases	—	(76,410)
Capital expenditures	(46,649)	(30)
Principal repayments received from borrowers	4,155	—
Investments in unconsolidated entities	(2,500)	—
Return of investment from unconsolidated entities	4,033	—
Proceeds from disposition of properties	95,321	—
Investment in intangible assets	(266)	—
Investment in other assets	—	(1,041)
Deposits for real estate investments	(129,602)	(47,086)
Uses and refunds of deposits for real estate investments	196,075	—
Purchases of investment securities	—	(81,460)
Line of credit advances to affiliates	(80,300)	—
Line of credit repayments from affiliates	15,600	—
Proceeds from sale of investment securities	—	44,188
Net cash used in investing activities	(1,946,422)	(2,291,516)
Cash flows from financing activities:
Proceeds from mortgage notes payable	718,275	6,924
Payments on mortgage notes payable	(876,874)	—
Payments on other debt	(7,524)	—
Proceeds from credit facilities	3,246,000	825,000
Payments on credit facilities	(4,628,800)	(349,604)
Proceeds from corporate bonds	2,545,760	—
Payments of deferred financing costs	(80,515)	(40,488)
Common stock repurchases	—	(350,396)
Proceeds from issuances of preferred shares	—	445,000
Proceeds from issuances of common stock, net offering costs	1,595,735	1,810,116
Consideration to Former Manager for internalization	—	(3,035)
Contributions from non-controlling interest holders	1,043	29,758
Distributions to non-controlling interest holders	(16,418)	(3,111)
Distributions paid	(427,541)	(90,740)
Change in restricted cash	(15,539)	(844)
Net cash provided by financing activities	2,053,602	2,278,580
Net change in cash and cash equivalents	140,965	(20,113)
Cash and cash equivalents, beginning of period	52,725	292,575
Cash and cash equivalents, end of period	$193,690	$272,462
Supplemental Disclosures:
Cash paid for interest	$139,478	$11,004
Cash paid for income taxes	7,622	382
Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$—	$20,619
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Properties, Inc. (the “Company” or “ARCP”) is a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”). The Company’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”
The Company operates through two business segments, Real Estate Investment (“REI”) and private capital management, Cole Capital (“Cole Capital”), as further discussed in Note 5 — Segment Reporting. Substantially all of the Company’s REI segment is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 97.3% of the common equity interests in the OP as of June 30, 2014. As of June 30, 2014, certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 1.7% and 1.0%, respectively, of the common equity interests in the OP. Under the limited partnership agreement of the OP, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by the Company, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the Company, a corresponding number of shares of the Company’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Prior to January 8, 2014, ARC Properties Advisors, LLC (the “Former Manager”), a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in the best interests of the Company and its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014. In connection with becoming self-managed, the Company terminated the management agreement with its Former Manager and entered into employment and incentive compensation arrangements with its executives and acquired from its Former Manager certain assets necessary for its operations. See Note 19 — Related Party Transactions and Arrangements for further discussion.
The Company has advanced its investment objectives by not only growing its net lease portfolio through granular, self-originated acquisitions, but also through strategic mergers and acquisitions. See Note 2 — Mergers and Acquisitions for further discussion.
On June 11, 2014, the OP, through indirect subsidiaries (the “Sellers”), entered into an agreement of purchase and sale with BRE DDR Retail Holdings III LLC (the “Purchaser”), an entity indirectly jointly owned by affiliates of Blackstone Real Estate Partners VII L.P. and DDR Corp., by which the Sellers have agreed to sell to the Purchaser and the Purchaser has agreed to purchase from the Sellers 67 multi-tenant properties and nine single-tenant properties and the adjacent land and related property (the “Multi-Tenant Portfolio”). The purchase price of the Multi-Tenant Portfolio is $1.975 billion, subject to customary real estate adjustments. Properties may be excluded from the transaction in certain circumstances, in which case the purchase price will be reduced by the portion of the purchase price allocated to the excluded properties.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC (the “ARCT III Special Limited Partner”), the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from the ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the ARCT III Exchange Ratio, resulting in the issuance of an additional 7.3 million OP Units to affiliates of the Company’s Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period from the date of issuance before being redeemable by the holder for cash or, at the option of the Company, the Company’s common stock.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
American Realty Capital Trust IV, Inc. Merger
On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The Company consummated the ARCT IV Merger on January 3, 2014 (the "ARCT IV Merger Date").
Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of the Company’s common stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock of the Company designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (“ARCT IV OP Unit”), other than ARCT IV OP Units held by American Realty Capital Trust IV Special Limited Partner, LLC, (the “ARCT IV Special Limited Partner”) and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”) was exchanged for (i) $9.00 in cash, (ii) 0.5190 of an OP Unit and (iii) 0.5937 of a OP Unit designated as Series F Preferred Units (“Series F OP Units”). In total, the Company paid $650.9 million in cash, issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock, and issued 0.6 million OP Units and 0.7 million Series F OP Units to the former ARCT IV shareholders and ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 OP Units, resulting in the Company issuing 1.2 million OP Units.
On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, the ARCT IV Special Limited Partner and ARC Real Estate Partner, LLC, an entity under common ownership with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT IV OP equal to approximately $63.2 million. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on an agreed upon price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other transaction costs in the accompanying consolidated statement of operations for the six months ended June 30, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million OP Units after application of the exchange ratio of 2.3961 per share. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these OP units before being redeemable by the holder for cash or, at the option of the Company, the Company's common stock.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to and assigned by the Company (the “Fortress Portfolio”). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During the six months ended June 30, 2014, the Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.
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
Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units and performance stock units that vested in conjunction with the Cole Merger, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of common stock of the Company (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole shareholders received Stock Consideration and approximately 2% of outstanding Cole shareholders elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in the Company issuing approximately 520.8 million shares of the Company's common stock and paying $181.8 million in cash to Cole's shareholders based on their elections.
In addition, the Company issued approximately 2.8 million shares of the Company's common stock, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between the Company and such individuals concurrently with the execution of the Cole Merger Agreement, as previously disclosed by the Company. Additionally, effective as of the Cole Acquisition Date, the Company issued, but has not yet allocated, 0.4 million shares with dividend equivalent rights commensurate with the Company’s common stock.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the “Inland Portfolio”) were allocated to the Company for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by the Company and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of June 30, 2014, the Company had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company will not close on the remaining one property.
Cole Credit Property Trust, Inc. Merger
On March 17, 2014, the Company and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “CCPT Merger Agreement”) with Cole Credit Property Trust, Inc., a Maryland corporation (“CCPT”). The CCPT Merger Agreement provided for the merger of CCPT with and into a subsidiary of the OP (the “CCPT Merger”). The Company consummated the CCPT Merger on May 19, 2014 (the “CCPT Acquisition Date”). The estimated fair value of the consideration transferred at the CCPT Acquisition Date totaled approximately $73.2 million, which was paid in cash.
Pursuant to the CCPT Merger Agreement, the Company commenced a cash tender offer to purchase all of the outstanding shares of common stock of CCPT (the “CCPT Common Stock”) (other than shares owned by CCPT, the Company or any subsidiary of the Company), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated March 31, 2014, and the related Letter of Transmittal (together with any amendments or supplements to the foregoing, the “Offer”), at a price of $7.25 per share (the “Offer Price”), net to the seller in cash, without interest, less any applicable withholding tax. On May 19, 2014, the Company accepted for payment and paid for all shares of CCPT Common Stock that were validly tendered in the Offer. As of the expiration of the Offer, a total of 7,735,069 shares of CCPT Common Stock were validly tendered and not withdrawn, representing approximately 77% of the shares of CCPT Common Stock outstanding.
Immediately following the acceptance for payment and payment for the shares of CCPT Common Stock that were validly tendered in the Offer, the Company exercised its option (the “Top-Up Option”), granted pursuant to the CCPT Merger Agreement, to purchase, at a price per share equal to the Offer Price, 13,457,874 newly issued shares of CCPT Common Stock (collectively, the “Top-Up Shares”). The Top-Up Shares, taken together with the shares of CCPT Common Stock owned, directly or indirectly, by the Company immediately following the acceptance for payment and payment for the shares of CCPT Common Stock that were validly tendered in the Offer, constituted one share more than 90% of the outstanding shares of CCPT Common Stock (after giving effect to the issuance of all shares subject to the Top-Up Option), the applicable threshold required to effect a short-form merger under applicable Maryland law without stockholder approval.
Following the consummation of the Offer and the exercise of the Top-Up Option, in accordance with the CCPT Merger Agreement, the Company completed its acquisition of CCPT by effecting of a short-form merger under Maryland law, pursuant to which CCPT was merged with and into a subsidiary of the OP, with the subsidiary surviving the merger as a wholly owned subsidiary of the Company. The CCPT Merger became effective following the filing of the Articles of Merger with the State Department of Assessments and Taxation of Maryland and the filing of the Certificate of Merger with the Secretary of State of the State of Delaware with an effective date of May 19, 2014 (the “Effective Time”).
At the Effective Time, each share of CCPT Common Stock not purchased in the Offer (other than shares held by the CCPT, the Company or any subsidiary of the Company, which were automatically canceled and retired and ceased to exist) was converted into the right to receive an amount, in cash and without interest, equal to the Offer Price.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Accounting Treatment for the CCPT Merger
The CCPT Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CCPT have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values is recorded as goodwill. Results of operations for CCPT are included in the Company’s consolidated financial statements subsequent to the CCPT Acquisition Date.
Pending Significant Acquisition
Purchase Agreement for Red Lobster Portfolio
On May 16, 2014, the Company, through a wholly owned subsidiary, entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants (the “Red Lobster Portfolio”) from a third party. The transaction is structured as a sale-leaseback in which the Company will purchase the Red Lobster Portfolio and will immediately lease the portfolio back to the third party pursuant to the terms of multiple master leases (the “Master Leases”). The overall sale-leaseback transaction consists of 521 Red Lobster® restaurants for a purchase price of $1.59 billion. The fee-simple assets have a weighted average lease term of approximately 25 years and represent approximately 95% of the overall portfolio transaction value. The overall weighted average lease term of the portfolio is in excess of 24 years. On July 28, 2014, the Company closed on 492 of the properties and expects to close on the remaining 29 properties early in the third quarter of 2014.
Note 3 — Summary of Significant Accounting Policies
The consolidated financial statements of the Company included herein were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 of the Company, which are included on Form 10-K filed with the SEC on February 27, 2014 and Form 8-K filed with the SEC on May 20, 2014. There have been no significant changes to these policies during the six months ended June 30, 2014, other than the updates described below.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, consolidated joint venture arrangements and its subsidiaries. The portions of the unconsolidated joint venture arrangements not owned by the Company are presented as noncontrolling interests. In addition, as described in Note 1 — Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of June 30, 2014 and December 31, 2013, there were 24,771,215 and 9,591,173 OP Units outstanding, respectively. In addition, as discussed in Note 2 — Mergers and Acquisitions, the historical information of ARCT III and ARCT IV has been presented as if the mergers had occurred as of the beginning of the earliest period presented.
Reclassification
Certain reclassifications have been made to the previously issued historical financial statements of the Company to conform to this presentation. Refer to Note 4 — Acquisitions of CapLease, Cole and CCPT and Note 6 — Real Estate Investments.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Investment in Unconsolidated Entities
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of June 30, 2014 consisted of the Company’s interest in six joint ventures that owned six properties (the “Unconsolidated Joint Ventures”). As of June 30, 2014, the Company owned aggregate equity investments of $98.1 million in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions.
Investment in Managed REITs
As of June 30, 2014, the Company owned aggregate equity investments of $3.9 million in the following publicly registered, non-traded REITs: Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Corporate Income Trust, Inc. (“CCIT”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, CCIT, INAV and CCIT II, the “Managed REITs”). Prior to the CCPT Acquisition Date, CCPT was a Managed REIT and accounted for using the equity method. As of the CCPT Acquisition Date, the Company had an approximately $5,000 equity investment in CCPT. The Company accounts for these investments using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over the Managed REITs’ operating and financial policies through its advisory and property management agreements with the respective Managed REITs. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions.
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
Impairments
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified, and no impairment losses were recorded related to the Company’s unconsolidated entities for the period from the Cole Acquisition Date to June 30, 2014.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. No impairments of leasehold improvements or property or equipment were identified during the six months ended June 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Program Development Costs
The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Managed REITs.  The reimbursement of these expenses by the Managed REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreements and charters. Such expenses paid by the Company on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offering and reserves for any balances considered not collectible. No reserves were recorded as of June 30, 2014, as the Company expects to be reimbursed for all of the program development costs by the Managed REITs as additional proceeds from their respective offerings are raised. Program development costs are included in deferred costs and other assets, net in the accompanying consolidated balance sheets.
Due from Affiliates
The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 19 — Related Party Transactions and Arrangements for further explanation.
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital. The identification and aggregation of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 5 — Segment Reporting for further information.
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
The Company conducts substantially all of its Cole Capital business operations through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, and as a result, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Repurchase Agreements
In certain circumstances, the Company may obtain financing through a repurchase agreement. The Company evaluates the initial transfer of a financial instrument and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing, and accordingly, both the securities and related repurchase agreement payable are recorded separately in the accompanying consolidated balance sheets in investment securities, at fair value and other debt, net, respectively. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.
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
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of the new standard on its financial statements.
Note 4 — Acquisitions of CapLease, Cole and CCPT
CapLease Acquisition
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
June 30, 2014
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

	Preliminary
	Amounts Previously Recognized as of the CapLease Acquisition Date (1)	Measurement Period Adjustments	Adjusted Amounts Recognized as of the CapLease Acquisition Date
Fair value of consideration given	$920,697	$—	$920,697

Assets purchased, at fair value:
Land	235,843	(2,778)	233,065
Buildings, fixtures and improvements	1,596,481	(4,836)	1,591,645
Land and construction in process	12,352	391	12,743
Acquired intangible lease assets	191,964	308	192,272
Total real estate investments	2,036,640	(6,915)	2,029,725
Cash and cash equivalents	41,799	—	41,799
Investment securities	60,730	—	60,730
Loans held for investment	26,457	—	26,457
Restricted cash	29,159	(40)	29,119
Deferred costs and other assets, net	21,564	152	21,716
Deferred costs	325	—	325
Total identifiable assets purchased	2,216,674	(6,803)	2,209,871

Liabilities assumed, at fair value:
Mortgage notes payable	1,037,510	—	1,037,510
Secured credit facility	121,000	—	121,000
Other debt	114,208	—	114,208
Below-market leases	57,058	—	57,058
Derivative liabilities	158	—	158
Accounts payable and accrued expenses	46,484	106	46,590
Deferred rent, derivative and other liabilities	8,867	(64)	8,803
Total liabilities assumed	1,385,285	42	1,385,327

Non-controlling interest retained by third party	567	—	567

Net identifiable assets acquired by Company	830,822	(6,845)	823,977
Goodwill	$89,875	$6,845	$96,720
____________________________________

(1)	As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

After the December 31, 2013 financial statements were issued, the Company received final purchase and sale agreements for three properties that were sold to third parties during the six months ended June 30, 2014.  After giving consideration to the sales price of these properties, the Company has estimated that the fair value of these properties originally acquired as part of the CapLease Merger to be $6.9 million lower than originally valued.  As a result of the sale, the carrying amount of real estate investments was retrospectively decreased by $6.9 million as of the CapLease Acquisition Date, with a corresponding increase to goodwill in the accompanying consolidated balance sheet as of December 31, 2013.  The impact to depreciation expense recognized during the year ended December 31, 2013 was not significant, and, therefore, the Company has not retrospectively adjusted its consolidated statements of operations. In addition to the adjustment above, the Company identified other minor adjustments primarily relating to additional accounts receivables and accrued expenses as of the CapLease Acquisition Date.
Management is in the process of further evaluating the purchase price accounting. The fair value of real estate investments and below-market leases have been estimated by the Company with the assistance of third-party valuation firms. Based on a preliminary analysis received to-date, the estimated fair value of these assets and liabilities total $2.0 billion and $57.1 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result. Such post-closing adjustments are customary in nature in accordance with ASC 805, Business Combinations.
The ascribed value of the noncontrolling interest has been estimated based on the fair value of the percentage ownership of The Woodlands, Texas development activity not held by the Company. See Note 6 — Real Estate Investments for further information on this development project.
The fair value of the remaining CapLease assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Goodwill of approximately $96.7 million is expected to be assigned to the REI segment upon completion of the valuation. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, expected synergies and the assembled work force at CapLease.
The pro forma consolidated statements of operations in Note 6 — Real Estate Investments are presented as if CapLease had been included in the consolidated results of the Company for the entire periods ended June 30, 2014 and 2013.
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

As of Cole Acquisition Date (Preliminary)
Estimated Fair Value of Consideration Transferred:
Cash	$181,775
Common stock	7,302,480
Total consideration transferred	$7,484,255
The fair value of the 520.8 million shares of common stock issued, excluding those common shares transferred to former Cole executives, was determined based on the closing market price of the Company’s common stock on the Cole Acquisition Date.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Allocation of Consideration
The consideration transferred pursuant to the Cole Merger Agreement was allocated to the assets acquired and liabilities assumed for the REI segment and Cole Capital, based upon their preliminary estimated fair values as of the Cole Acquisition Date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. Such post-closing adjustments are customary in nature in accordance with ASC 805, Business Combinations. The measurement periods recorded for the period from the Cole Acquisition Date to June 30, 2014 are presented consolidated and by segments in the tables below.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including all measurement period adjustments, at the Cole Acquisition Date (in thousands):

	Preliminary
	Amount Previously Recorded as of the Cole Acquisition Date	Measurement Period Adjustments	Adjusted Total as of Cole Acquisition Date
Identifiable Assets Acquired at Fair Value:
Land	$1,737,390	$(609)	$1,736,781
Buildings, fixtures and improvements	5,898,895	(1,609)	5,897,286
Acquired intangible lease assets	1,323,614	(315)	1,323,299
Total real estate investments	8,959,899	(2,533)	8,957,366
Investment in unconsolidated entities	103,966	—	103,966
Investment securities, at fair value	151,197	—	151,197
Loans held for investment, net	72,326	—	72,326
Cash and cash equivalents	151,160	(1,195)	149,965
Restricted cash	15,704	—	15,704
Intangible assets	385,368	—	385,368
Deferred costs and other assets	95,974	1,615	97,589
Due from affiliates	3,301	—	3,301
Total identifiable assets acquired	9,938,895	(2,113)	9,936,782

Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable, net	2,719,072	(12,487)	2,706,585
Credit facilities	1,309,000	—	1,309,000
Other debt	49,013	—	49,013
Below-market lease liabilities	212,377	14	212,391
Accounts payable and accrued expenses	133,909	(3,243)	130,666
Deferred rent, derivative and other liabilities	153,293	20,449	173,742
Dividends payable	6,271	—	6,271
Contingent consideration	51,979	—	51,979
Due to affiliates	44	—	44
Total liabilities assumed	4,634,958	4,733	4,639,691

Noncontrolling interests	20,996	—	20,996

Net identifiable assets acquired	5,282,941	(6,846)	5,276,095
Goodwill	2,184,703	23,457	2,208,160
Net assets acquired	$7,467,644	$16,611	$7,484,255

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for the REI segment as initially recorded at the Cole Acquisition Date, as well as measurement period adjustments made and the revised estimated fair values of the assets acquired and liabilities assumed at the Cole Acquisition Date (in thousands):

	Preliminary
	REI Segment (As initially recorded)	Measurement Period Adjustments	REI Segment (Adjusted)
Identifiable Assets Acquired at Fair Value:
Land	$1,737,390	$(609)	$1,736,781
Buildings, fixtures and improvements	5,898,895	(1,609)	5,897,286
Acquired intangible lease assets	1,323,614	(315)	1,323,299
Total real estate investments	8,959,899	(2,533)	8,957,366
Investment in unconsolidated entities	100,659	—	100,659
Investment securities, at fair value	151,197	—	151,197
Loans held for investment, net	72,326	—	72,326
Cash and cash equivalents	130,747	(1,195)	129,552
Restricted cash	15,704	—	15,704
Deferred costs and other assets	45,081	1,615	46,696
Total identifiable assets acquired	9,475,613	(2,113)	9,473,500

Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable, net	2,719,072	(12,487)	2,706,585
Credit facilities	1,309,000	—	1,309,000
Other debt	49,013	—	49,013
Below-market lease liabilities	212,377	14	212,391
Accounts payable and accrued expenses	73,441	13,059	86,500
Deferred rent, derivative and other liabilities	42,764	12,164	54,928
Dividends payable	6,271	—	6,271
Contingent consideration	3,606	—	3,606
Total liabilities assumed	4,415,544	12,750	4,428,294

Noncontrolling interests	20,996	—	20,996

Net identifiable assets acquired	5,039,073	(14,863)	5,024,210
Goodwill	1,628,571	31,474	1,660,045
Net assets acquired	$6,667,644	$16,611	$6,684,255

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Cole Capital as initially recorded at the Cole Acquisition Date, as well as measurement period adjustments made and the revised estimated fair values of the assets acquired and liabilities assumed at the Cole Acquisition Date (in thousands):

	Preliminary
	Cole Capital (As initially recorded)	Measurement Period Adjustments	Cole Capital (Adjusted)
Identifiable Assets Acquired at Fair Value:
Investment in unconsolidated entities	$3,307	$—	$3,307
Cash and cash equivalents	20,413	—	20,413
Intangible assets	385,368	—	385,368
Deferred costs and other assets	50,893	—	50,893
Due from affiliates	3,301	—	3,301
Total identifiable assets acquired	463,282	—	463,282

Identifiable Liabilities Assumed at Fair Value:
Accounts payable and accrued expenses	60,468	(16,302)	44,166
Deferred rent, derivative and other liabilities	110,529	8,285	118,814
Contingent consideration	48,373	—	48,373
Due to affiliates	44	—	44
Total liabilities assumed	219,414	(8,017)	211,397

Net identifiable assets acquired	243,868	8,017	251,885
Goodwill	556,132	(8,017)	548,115
Net assets acquired	$800,000	$—	$800,000

The fair value of real estate investments, including acquired lease intangibles, and below-market lease liabilities allocated to the REI segment have been estimated by the Company with the assistance of a third-party valuation firm. Based on a preliminary analysis received to date, the estimated fair value of these assets and liabilities total $9.0 billion and $212.4 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.
The intangible assets acquired primarily consist of management and advisory contracts that the Company has with the Managed REITs and are subject to an estimated useful life of approximately four years. The Company recorded $38.0 million of amortization expense for the period from the Cole Acquisition Date to June 30, 2014. The estimated amortization expense for the remainder of the year ending December 31, 2014 is $48.6 million. The estimated amortization expense for each of the years ending December 31, 2015, 2016 and 2017 is $96.3 million and the estimated amortization expense for the year ending December 31, 2018 is $9.8 million.
Goodwill of approximately $1.7 billion is expected to be assigned to the REI segment upon completion of the external valuation. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, realized and expected synergies, the impact of the merger on lowering the Company’s cost of capital, as well as the benefits of critical mass, improved portfolio diversification, and enhanced access to capital markets. Goodwill of approximately $548.1 million is expected to be assigned to Cole Capital upon completion of the external valuation. The goodwill is primarily supported by management’s belief that Cole Capital brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes.
The fair value of the remaining Cole assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Company’s Annual Report on Form 10-K and related financial statements in its Current Report Form 8-K filed with the SEC on May 20, 2014 for the year ended December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The amounts of revenue and net income related to Cole property acquisitions and Cole Capital included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended June 30, 2014 was $366.2 million and $32.0 million respectively.
The pro forma consolidated statements of operations in Note 6 — Real Estate Investments are presented as if Cole had been included in the consolidated results of the Company for the entire periods ended June 30, 2014 and 2013.
CCPT Acquisition
On May 19, 2014, the Company completed its acquisition of CCPT, as discussed in Note 2 — Mergers and Acquisitions. The Company accounted for the CCPT Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of CCPT subsequent to the CCPT Acquisition Date.
Fair Value of Consideration Transferred
The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of the consideration transferred; thus, the fair values of currently recorded assets and liabilities are subject to change. The estimated fair value of the consideration transferred at the CCPT Acquisition Date totaled approximately $73.2 million, which was paid in cash. The acquisition was funded by the Company through additional borrowings under its revolving credit facility.
Allocation of Consideration
The consideration transferred pursuant to the CCPT Merger Agreement was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values as of the CCPT Acquisition Date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. Such post-closing adjustments are customary in nature in accordance with ASC 805, Business Combinations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by segment at the CCPT Acquisition Date (in thousands):

Preliminary
May 19, 2014
Identifiable Assets Acquired at Fair Value:
Land	$28,258
Buildings, fixtures and improvements	113,296
Acquired intangible lease assets	17,960
Total real estate investments	159,514
Cash and cash equivalents	167
Restricted cash	2,420
Prepaid expenses and other assets	297
Total identifiable assets acquired	162,398
Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable	85,286
Unsecured credit facility	800
Accounts payable and accrued expenses	443
Below-market lease liability	1,752
Due to affiliates	568
Deferred rent and other liabilities	390
Total liabilities assumed	89,239

Net identifiable assets acquired	$73,159

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The fair value of real estate investments, including acquired lease intangibles, and below-market lease liabilities have been estimated by the Company with the assistance of a third-party valuation firm. Based on a preliminary analysis received to date, the estimated fair value of these assets and liabilities total $159.5 million and $1.8 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.
The fair value of the remaining CCPT assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Company’s Annual Report on Form 10-K and related financial statements in its Current Report Form 8-K filed with the SEC on May 20, 2014 for the year ended December 31, 2013.
The amounts of revenue and net loss related to CCPT property acquisitions included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended June 30, 2014 was $1.5 million and $0.3 million respectively.
Note 5 — Segment Reporting
The Company operates under two segments, REI and Cole Capital.
REI - Through its REI segment, the Company acquires, owns and operates primarily single-tenant, freestanding commercial real estate properties primarily subject to net leases with high credit quality tenants. The Company focuses on investing in properties that are net leased to credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants. The Company’s long-term business strategy is to continue to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining primary lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (10 years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company seeks to acquire granular, self-originated single-tenant net lease assets, which may be purchased through sale-leaseback transactions, small portfolio acquisitions and in connection with build-to-suit opportunities, to the extent they are appropriate in terms of capitalization rate and scale. The Company expects this investment strategy to provide for stable income from credit tenants and for growth opportunities from re-leasing of current below market leases. As of June 30, 2014, the Company owned 3,966 properties comprising 106.8 million square feet of single and multi-tenant retail and commercial space located in 49 states, which include properties owned through consolidated joint ventures. As of June 30, 2014, the rentable space at these properties was 98.8% leased with a weighted average remaining lease term of 9.95 years. As of June 30, 2014, the Company also owned 25 commercial mortgage-backed securities (“CMBS”), 14 loans held for investment and, through the Unconsolidated Joint Ventures, had interests in six properties comprising 1.6 million rentable square feet of commercial and retail space.
Cole Capital - Cole Capital is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various blue sky jurisdictions for such offerings.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its two segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REI:
Rental income	$314,843	$52,664	$559,288	$93,651
Direct financing lease income	1,181	—	2,187	—
Operating expense reimbursements	28,545	2,281	49,641	4,191
Total real estate investment revenues	344,569	54,945	611,116	97,842
Acquisition related	8,453	37,289	20,337	47,616
Merger and other transaction related	13,286	6,393	235,478	144,162
Property operating expenses	39,372	3,086	69,030	5,635
General and administrative expenses	7,033	2,361	13,629	3,815
Equity based compensation	9,338	3,458	31,848	4,339
Depreciation and amortization	234,219	33,752	385,223	60,505
Total operating expenses	311,701	86,339	755,545	266,072
Operating income (loss)	32,868	(31,394)	(144,429)	(168,230)
Interest expense, net	(99,661)	(11,068)	(216,378)	(17,124)
Other (expense) income, net	(3,057)	1,167	(3,858)	2,020
Gain (loss) on derivative instruments, net	21,926	(40)	1,729	(45)
Loss on contingent value rights	—	(31,134)	—	(31,134)
Gain on disposition of properties, net	1,510	—	4,489	—
Gain on sale of investments	—	—	—	451
Total other expenses, net	(79,282)	(41,075)	(214,018)	(45,832)
Net loss from continuing operations	(46,414)	(72,469)	(358,447)	(214,062)
Discontinued operations:
Income from operations of held for sale properties	—	36	—	20
Gain on held for sale properties	—	—	—	14
Net income from discontinued operations	—	36	—	34
Net loss	$(46,414)	$(72,433)	$(358,447)	$(214,028)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cole Capital:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$9,969	$—	$52,422	$—
Transaction service fees	14,411	—	18,970	—
Management fees and reimbursements	13,032	—	20,087	—
Total Cole Capital revenues	37,412	—	91,479	—
Cole Capital reallowed fees and commissions	7,068	—	41,504	—
General and administrative expenses	12,030	—	31,119	—
Depreciation and amortization	24,774	—	39,133	—
Total operating expenses	43,872	—	111,756	—
Total other income	9,609	—	14,804	—
Net income (loss)	$3,149	$—	$(5,473)	$—

Total Company:
Total revenues	$381,981	$54,945	$702,595	$97,842
Total operating expenses	$355,573	$86,339	$867,301	$266,072
Total other expense	$(69,673)	$(41,075)	$(199,214)	$(45,832)
Loss from continuing operations	$(43,265)	$(72,469)	$(363,920)	$(214,062)
Income from discontinued operations	$—	$36	$—	$34
Net loss	$(43,265)	$(72,433)	$(363,920)	$(214,028)

	Total Assets
	June 30, 2014	December 31, 2013
REI	$20,197,707	$7,807,504
Cole Capital	1,117,780	—
Total Company	$21,315,487	$7,807,504

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 6 — Real Estate Investments
Excluding the Cole Merger, the ARCT IV Merger and the CCPT Merger, the Company acquired interests in 337 commercial properties, including 18 land parcels, for an aggregate purchase price of $1.5 billion during the six months ended June 30, 2014 (the “2014 Acquisitions”). The Company is in the process of obtaining and reviewing the final third-party appraisals for some of the 2014 Acquisitions, and as such, the fair value of the related asset acquired and liabilities assumed during the six months ended June 30, 2014 are provisionally allocated. The following table presents the allocation of the fair value of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real estate investments, at cost:
Land	$109,075	$416,887	$239,663	$493,029
Buildings, fixtures and improvements	482,074	1,129,906	1,185,641	1,424,900
Total tangible assets	591,149	1,546,793	1,425,304	1,917,929
Acquired intangible assets:
In-place leases	30,801	165,576	128,581	211,748
Above-market leases	5,511	—	21,145	—
Assumed intangible liabilities:
Below-market leases	(1,869)	—	(3,321)	—
Fair value adjustment of assumed notes payable	—	—	(23,589)	—
Total purchase price of assets acquired, net	625,592	1,712,369	1,548,120	2,129,677
Notes payable assumed	—	—	301,532	—
Cash paid for acquired real estate investments	$625,592	$1,712,369	$1,246,588	$2,129,677
Number of properties acquired	122	899	337	1,011
The following table presents unaudited pro forma information as if all of the 2014 Acquisitions and the Cole Merger, ARCT IV Merger and CCPT Merger, as discussed in Note 2 — Mergers and Acquisitions, were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $20.3 million and $47.6 million for the six months ended June 30, 2014 and 2013, respectively and merger and other transaction related expenses of $235.5 million and $144.2 million for the six months ended June 30, 2014 and 2013, respectively (in thousands).

	Six Months Ended June 30,
	2014	2013
Pro forma revenues	$827,562	$155,269
Pro forma net income (loss) attributable to stockholders	$(67,207)	$2,386

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

ARCT IV GE Capital Portfolio
After the ARCT IV December 31, 2013 financial statements were issued, ARCT IV completed its review of the final appraisals received from third party firms for certain properties included in the ARCT IV GE Capital Portfolio. After giving consideration to the appraisals of these properties, the Company has estimated that the fair value of the land, building, fixtures and improvements, acquired leases assets and acquired lease liabilities to be $183.2 million, $300.4 million, $47.0 million, and $7.8 million, respectively. Additionally, as part of the review of the final appraisals, assets that were classified as direct financing leases were reclassified into real estate investments. As a result of these adjustments, the carrying amount of land, acquired lease assets and acquired lease liabilities were retrospectively increased by $40.7 million, $2.7 million, and $7.8 million, respectively, as of the date ARCT IV acquired the ARCT IV GE Capital Portfolio. In addition, the carrying amount of buildings, fixtures and improvements and investments in direct financing leases was decreased by $32.1 million and $3.5 million, respectively as of the same date. These adjustments to carrying value are reflected in the accompanying consolidated balance sheet as of December 31, 2013.  The impact to depreciation expense recognized during the year ended December 31, 2013 was not significant, and therefore, the Company has not retrospectively adjusted its consolidated statements of operations.
Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments(1)
July 1, 2014 - December 31, 2014	$677,188	$2,485
2015	1,214,297	4,757
2016	1,191,214	4,674
2017	1,142,109	4,273
2018	1,087,444	3,183
Thereafter	7,706,549	10,052
Total	$13,018,801	$29,424
____________________________________
(1) 47 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Future minimum lease payments receivable	$29,685	$33,729
Unguaranteed residual value of property	43,884	46,172
Unearned income	(11,475)	(13,789)
Net investment in direct financing leases	$62,094	$66,112

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Development Activities
During the six months ended June 30, 2014, the Company acquired 18 land parcels, upon which single tenant commercial properties will be developed. Based on budgeted construction costs, the remaining costs to complete the buildings is estimated to be $15.3 million in aggregate. The land acquired for an aggregate amount of $8.2 million is included in land in the accompanying consolidated balance sheet. In addition, during the six months ended June 30, 2014, the Company substantially completed the development of a 450,000 square foot distribution warehouse in Columbia, South Carolina. The build-to-suit project has an estimated total investment of $22.0 million. As of June 30, 2014, the Company had a total investment of $20.4 million, including capitalized interest of $37,000, and an estimated remaining investment of $1.7 million related to the development project.
Prior to the CapLease Acquisition Date, CapLease entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, Texas, adjacent to and part of the same development as an existing office building owned by CapLease since 2012. Costs of the project, which are budgeted to be $34.0 million, are scheduled to be funded by equity contributions from the Company and its developer partner, and $17.0 million of advances during the construction period under a development loan entered into with Amegy Bank. All equity contributions are scheduled to be borne as follows: the Company, 90%; and the developer, 10%; except for cost overruns, which will be borne 50% by each. Because the Company has a controlling financial interest in the investment, the Company consolidates the investment for financial accounting purposes. The Company has an option to purchase, and the developer the option to sell to the Company, in each case at fair market value, the developer’s interest in the project upon (i) substantial completion of the project and (ii) leases being entered into for 95% of the square footage of the project. Construction activity and funding of the project commenced during the quarter ended September 30, 2013 and is expected to be completed during the second half of 2014. As of June 30, 2014, the Company had a total investment of $20.0 million, including capitalized interest of $68,000, and estimated remaining investment of $14.0 million related to the development project.
Tenant Concentration
As of June 30, 2014 and June 30, 2013, there were no tenants exceeding 10% of consolidated annualized rental income. Annualized rental income for net leases is rental income as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable.
Geographic Concentration
As of June 30, 2014, properties located in Texas represented 12.9% of consolidated annualized rental income determined on a straight-line basis. There were no geographic concentrations exceeding 10% of consolidated annualized rental income at June 30, 2013.
Note 7 — Investment Securities, at Fair Value
Investment securities are considered available-for-sale and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other-than-temporarily impaired at which time the losses are reclassified to expense.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following tables detail the unrealized gains and losses on investment securities as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,621	$270	$—	$1,891
CMBS	208,584	8,775	(46)	217,313
Total	$210,205	$9,045	$(46)	$219,204

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,589	$—	$(105)	$1,484
CMBS	60,452	498	(367)	60,583
Total	$62,041	$498	$(472)	$62,067
CMBS
In connection with the Cole Merger, the Company acquired 15 CMBS with an estimated aggregate fair value of $151.2 million as of the Cole Acquisition Date. As of June 30, 2014, the Company owned 25 CMBS with an estimated aggregate fair value of $217.3 million. As of June 30, 2014, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 12 — Other Debt. As of December 31, 2013, the Company owned 10 CMBS with an estimated aggregate fair value of $60.6 million.
As of June 30, 2014, the fair value of one CMBS was below its amortized cost by approximately $46,000. The Company evaluated each of the securities for other-than-temporary impairment at June 30, 2014, and determined that no other-than-temporary impairment charges on its securities were appropriate. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company is not required, and does not intend, to sell these securities.
The scheduled maturity of the Company’s CMBS as of June 30, 2014 is as follows (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	1,202	1,237
Due after five years through ten years	178,922	186,042
Due after ten years	28,460	30,034
	$208,584	$217,313
Investment in Real Estate Fund
As of June 30, 2014, the Company had investments in a real estate fund that is sponsored by an affiliate of the Former Manager of the Company and which invests primarily in equity securities of other publicly traded REITs. This investment is accounted for under the equity method of accounting because the Company has significant influence but not control.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 8 — Loans Held for Investment
Loans Held for Investment
During the six months ended June 30, 2014, in connection with the Cole Merger, the Company acquired two mortgage notes receivable, each of which is secured by an office building. The mortgage notes had a fair value of $72.3 million as of the Cole Acquisition Date. As of December 31, 2013, the Company owned 12 loans held for investment, which were acquired in connection with the CapLease Merger and consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. The loans had a fair value of $26.5 million at the CapLease Merger Date. At June 30, 2014, the Company owned 14 loans held for investment, which had a carrying value of $97.6 million and carried interest rates ranging from 5.28% to 7.24%. As of December 31, 2013, the loans held for investment had a carrying value of $26.3 million and carried interest rates ranging from 5.28% to 7.24%. The fair value adjustment is being amortized to interest expense in the consolidated statements of operations over the term of the loan, using the effective interest method.
The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions, and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (“LTV”) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of June 30, 2014 and December 31, 2013, the Company had no reserve for loan loss.
Note 9 — Deferred Costs and Other Assets, Net
Deferred costs and other assets, net consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Deferred costs, net	$145,305	$119,731
Accounts receivable, net (1)	64,791	16,690
Straight-line rent receivable	43,892	19,009
Prepaid expenses	17,369	5,379
Leasehold improvements, property and equipment, net (2)	19,923	1,451
Restricted escrow deposits	49,656	101,814
Derivative assets, at fair value	5,522	9,189
Other assets	58,598	5,998
	$405,056	$279,261
____________________________________

(1)	Allowance for doubtful accounts was $1.8 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively.

(2)
Amortization expense for leasehold improvements totaled $0.2 million and $0.6 million for the three and six months ended June 30, 2014, respectively. Accumulated amortization was $0.6 million and $0.1 million as of June 30, 2014 and December 31, 2013, respectively. Depreciation expense for property and equipment totaled $0.3 million and $0.8 million for the three and six months ended June 30, 2014, respectively. Accumulated depreciation was $0.9 million and $0.1 million as of June 30, 2014 and December 31, 2013, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following tables present information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2014
Assets:
Investments in real estate fund	$—	$1,891	$—	$1,891
CMBS	—	—	217,313	217,313
Interest rate swap assets	—	5,522	—	5,522
Total assets	$—	$7,413	$217,313	$224,726
Liabilities:
Interest rate swap liabilities	$—	$(12,811)	$—	$(12,811)
Series D Preferred Stock embedded derivative	—	—	(11,520)	(11,520)
Contingent consideration arrangements	—	—	(4,818)	(4,818)
Total liabilities	$—	$(12,811)	$(16,338)	$(29,149)

	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets:
Investments in real estate fund	$—	$1,484	$—	$1,484
CMBS	—	—	60,583	60,583
Interest rate swap assets	—	9,189	—	9,189
Total assets	$—	$10,673	$60,583	$71,256
Liabilities:
Interest rate swap liabilities	$—	$(1,719)	$—	$(1,719)
Series D Preferred Stock embedded derivative	—	—	(16,736)	(16,736)
Total liabilities	$—	$(1,719)	$(16,736)	$(18,455)
Investments in real estate fund — The fair value of the Company’s investments in real estate fund is based on published pricing.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Contingent consideration arrangements — The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the contingent payments related to property acquisitions is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. The estimated fair value of the property-related contingent consideration arrangements totaled $4.8 million as of June 30, 2014 and is included in the accompanying consolidated balance sheet in deferred rent, derivative and other liabilities. There were no property related contingent consideration arrangements as of December 31, 2013.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2014.
The following is a reconciliation of the changes in instruments with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2014 (in thousands):

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Beginning balance as of December 31, 2013	$60,583	$(16,736)	$—	$43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	8,598	—	—	8,598
Changes in fair value included in net income, net	—	5,216	(1,212)	4,004
Purchases, issuances, settlements and amortization:
Purchases/issuances	151,197	—	(3,606)	147,591
Amortization included in net income, net	(3,065)	—	—	(3,065)
Ending balance as of June 30, 2014	$217,313	$(11,520)	$(4,818)	$200,975
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (dollar amounts in thousands):

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
	Level	June 30, 2014	June 30, 2014	December 31, 2013	December 31, 2013
Assets:
Loans held for investment	3	$97,587	$98,902	$26,279	$26,435

Liabilities:
Mortgage notes payable, net	3	$4,227,494	$4,328,230	$1,301,114	$1,305,823
Corporate bonds, net	3	2,546,089	2,568,117	—	—
Convertible debt, net	3	975,003	1,035,581	972,490	976,629
Credit facilities	3	1,896,000	1,896,000	1,819,800	1,819,800
Secured term loan	3	51,296	51,411	58,979	59,049
Trust preferred notes	3	26,579	23,485	26,548	23,345
Other debt	3	68,283	68,414	19,278	19,350
Total liabilities		$9,790,744	$9,971,238	$4,198,209	$4,203,996

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
Convertible notes and Corporate bonds — The fair value of the convertible notes and corporate bonds is estimated by an independent third party using market comps from regularly traded bonds with similar terms.
Mortgage notes payable, Trust preferred notes, Other debt and Secured term loan — The fair value of mortgages payable on real estate investments and the secured term loan is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates.
Note 11 — Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of June 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
June 30, 2014	757	$4,125,621	4.90%	6.00
December 31, 2013	177	$1,258,661	3.42%	3.41
____________________________________

(1)
Mortgage notes payable primarily have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 2.40% to 7.20% at June 30, 2014 and 1.83% to 6.28% at December 31, 2013.

(2)	Weighted average remaining years until maturity as of June 30, 2014 and December 31, 2013, respectively.
In conjunction with the various mergers and portfolio acquisitions, as described in Note 2 — Mergers and Acquisitions, aggregate net premiums totaling $137.4 million were recorded upon the assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages using the effective-interest method. As of June 30, 2014, there was $101.9 million in unamortized net premiums included in mortgage notes payable, net on the consolidated balance sheet.
The following table summarizes the scheduled aggregate principal repayments subsequent to June 30, 2014 (in thousands):

Year	Total
July 1, 2014 - December 31, 2014	$104,043
2015	270,843
2016	250,881
2017	522,655
2018	252,292
Thereafter	2,724,907
Total	$4,125,621
The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of June 30, 2014, the Company was in compliance with the debt covenants under the mortgage loan agreements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

During the three and six months ended June 30, 2014, the Company paid off $132.8 million and $854.5 million, respectively, of mortgage notes payable, including notes that were subject to interest rate swap agreements. In connection with the debt repayments, the Company paid prepayment fees totaling $3.7 million and $33.5 million for the three and six months ended June 30, 2014, respectively. In addition, the Company paid $9.9 million during the six months ended June 30, 2014 for the settlement of interest rate swaps that were associated with certain of the mortgage notes, which approximated the fair value of the interest rate swaps. Both the prepayment fees and interest rate swap settlements are included in interest expense, net in the accompanying consolidated statements of operations. No such swap settlements were paid during the three months ended June 30, 2014. In addition, the Company wrote off the deferred financing costs and premiums and discounts associated with these mortgages, which resulted in a reduction to interest expense of $1.6 million and $23.6 million during the three and six months ended June 30, 2014, respectively. The recently paid off mortgages had a weighted average remaining interest rate of 4.86% and a weighted average remaining term of 2.5 years.
Note 12 — Other Debt
Corporate Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes,” and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The OP may redeem all or a part of any series of the Notes at any time at its option at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest on the principal amount of the Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Notes and the 2024 Notes, if such Notes are redeemed on or after January 6, 2019 with respect to the 2019 Notes, or November 6, 2023 with respect to the 2024 Notes, the redemption price will equal 100% of the principal amount of the Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. In conjunction with this corporate bond offering, aggregate discounts totaling $4.2 million were recorded. As of June 30, 2014, the unamortized net discount totaled $3.9 million.
Convertible Senior Note Offering
On July 29, 2013, the Company issued $300.0 million of the Convertible Senior Notes and, pursuant to an over-allotment exercise by the underwriters of such offering, issued an additional $10.0 million of its Convertible Senior Notes on August 1, 2013 (collectively, the “Original 2018 Notes”). On December 10, 2013, the Company issued an additional $287.5 million through a reopening of the Original 2018 Notes indenture agreement (the “Reopened 2018 Notes,” together with the Original 2018 Notes, the “2018 Notes”). The 2018 Notes mature on August 1, 2018. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of June 30, 2014, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $301.5 million and $282.7 million, respectively. The holders may elect to convert the 2018 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate is 59.805 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes.
On December 10, 2013, the Company issued $402.5 million of 3.75% Convertible Senior Notes (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of June 30, 2014, the carrying value of the 2020 Notes was $390.7 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of the Company’s common stock per $1,000 principal amount of 2020 Notes.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company funds interest payments on the 2018 Notes and the 2020 Notes from the OP in accordance with the terms of of intercompany notes that have substantially the same terms as the 2018 Notes and the 2020 Notes. The remaining unamortized discount on the 2018 Notes and 2020 Notes totaled $25.0 million as of June 30, 2014.
Trust Preferred Notes
As part of the CapLease Merger, the Company assumed $30.9 million in aggregate principal amount of fixed/floating rate preferred notes with a fair value of $26.5 million at the CapLease Acquisition Date. The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The notes must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, at any time. The discount recorded on the notes is being amortized to interest expense on the consolidated statements of operations over the life of the preferred notes. As of June 30, 2014, the carrying value of the preferred securities was $26.6 million, which is included in other debt, net in the accompanying consolidated balance sheets.
Secured Term Loan
As part of the CapLease Merger, the Company assumed a secured term loan with KBC Bank, N.V. with a principal balance of $59.8 million and a fair value of $60.7 million at the CapLease Acquisition Date. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The loan is non-recourse to the Company, subject to limited non-recourse exceptions. During the six months ended June 30, 2014, the Company made principal payments of $7.5 million. The premium is being amortized to interest expense on the consolidated statements of operations over the life of the secured term loan. As of June 30, 2014, the carrying value of the secured term loan was $51.3 million, which is included in other debt, net in the accompanying consolidated balance sheets.
Amounts related to the secured term loan as of June 30, 2014 were as follows (in thousands):

	Borrowings	Collateral Carrying Value
Loans held for investment	$31,597	$44,670
Intercompany mortgage loans on CapLease properties	5,525	17,124
CMBS	13,529	21,900
	$50,651	$83,694
Other Debt
As part of the CapLease Merger, the Company assumed $19.2 million of senior notes (the “Senior Notes”) that bear interest at an annual interest rate of 7.50%, payable semi-annually on April 1 and October 1, with a fair value of $19.3 million at the CapLease Acquisition Date. The Senior Notes mature on October 1, 2027. The Company has the right to redeem the Senior Notes in whole or in part for cash at any time or from time to time at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus any accrued and unpaid interest. Holders of the Senior Notes may require the Company to repurchase their Senior Notes, in whole or in part, on October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the Senior Notes to be repurchased, plus any accrued and unpaid interest. The discount is being amortized to interest expense on the consolidated statements of operations over the life of the Senior Notes. As of June 30, 2014, the carrying value of the Senior Notes was $19.3 million, which is included in other debt, net in the accompanying consolidated balance sheets.
In conjunction with the CapLease Merger, aggregate net discounts totaling $3.5 million were recorded upon assumption of the trust preferred notes, secured term loan and Senior Notes. As of June 30, 2014, unamortized net discounts were $3.6 million in unamortized net discounts included in other debt, net on the consolidated balance sheets.
Subsequent to June 30, 2014, the Company repaid the $19.2 million outstanding on the Senior Notes at par.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Future Minimum Repayments
The following table summarizes the scheduled aggregate principal repayments on Other Debt subsequent to June 30, 2014 (in thousands):

Principal Repayment
July 1, 2014 - December 31, 2014	$54,339
2015	11,862
2016	12,516
2017	7,680
2018	13,267
Thereafter	50,140
$149,804
Barclay’s Facility
As of December 31, 2013, the Company had available commitments from Barclays Bank PLC, and other committed parties, for up to $2.1 billion in senior secured term loans (the “Barclays Facility”) which, if funded, would have been available to fund cash amounts payable in connection with the Cole Merger. The Barclays Facility was terminated upon the issuance of the senior unsecured notes in February 2014. In connection with the termination, the Company recorded $32.6 million as amortization of deferred financing costs associated with the Barclays Facility, which is included in interest expense, net in the accompanying consolidated statements of operations.
Repurchase Agreements
As part of the Cole Merger, the Company assumed $49.0 million of repurchase agreements secured by a portion of the Company’s CMBS portfolio. The Repurchase Agreements have interest rates ranging from LIBOR plus 1.35% to 1.75% and mature on various dates from July 2014 through September 2014. Upon maturity, the Company may elect to renew the Repurchase Agreements for 90 days periods until the CMBS mature. The CMBS have a weighted average remaining term of 7.72 years. Under the Repurchase Agreements, the lender retains the right to mark the underlying collateral to fair value. A reduction in the value of the pledged assets would require the Company to provide additional collateral to fund margin calls. As of June 30, 2014, the securities held as collateral had a fair value of $144.8 million and an amortized cost of $139.3 million. There was no cash collateral held by the counterparty as of June 30, 2014. The Repurchase Agreements are being accounted for as secured borrowings because the Company maintains effective control of the financed assets. The Repurchase Agreements are non-recourse to the Company and the OP and are included in other debt, net in the accompanying consolidated balance sheets.
Note 13 — Credit Facilities
Senior Unsecured Credit Facility
The Company, as guarantor, and the OP, as borrower, are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).
On June 30, 2014, the Company, as guarantor, and the OP, as borrower, entered into an amended and restated credit agreement (the “Agreement”), which increased the available borrowings, extended the term and decreased the interest rates associated with the prior Credit Facility. The Company and the OP accepted commitments from 20 financial institutions totaling $4.6 billion for the Facility in advance of the execution of the Agreement. The Facility is comprised of a $1.2 billion term loan facility (with a delayed draw component equal to $200.0 million), a $3.15 billion dollar-denominated revolving credit facility and a $250.0 million multi-currency revolving facility (all of which can be borrowed in dollars, at the Company’s discretion). The Credit Facility includes an accordion feature, which, if exercised in full, allows the Company to increase the aggregate commitments under the Credit Facility to $6.0 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the Company’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the Company’s then current credit rating). The Loans will initially be priced with an applicable margin of 1.35% in the case of LIBOR revolving loans and 1.60% in the case of LIBOR term loans. In addition, the Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.

The Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the Company), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Agreement. The Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the Company’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. The OP incurs an unused fee of 0.25% per annum on the unused amount of the delayed draw term loan commitments. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.

The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. At June 30, 2014, the OP was in compliance with the debt covenants under the Credit Facility.

In connection with the Agreement, the Company expensed $3.9 million of unamortized deferred financing costs incurred in connection with the original Credit Facility, which is included in interest expense, net in the accompanying consolidated unaudited statements of operations.
As of June 30, 2014, the outstanding balance on the Credit Facility was $1.9 billion, of which $881.0 million bore a floating interest rate of 1.50%. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the Company’s credit rating, the interest rate on this portion was 2.84% at June 30, 2014. At June 30, 2014, a maximum of $2.7 billion was available to the OP for future borrowings, subject to borrowing availability.
Repayment of Previous Credit Facilities
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
As part of the CapLease Merger, the Company assumed an unsecured credit facility with Wells Fargo, National Association, which had commitments of up to $150.0 million. In February 2014, such credit facility was amended and certain modifications were made to the terms of the agreement (the “CapLease Credit Facility”). On June 6, 2014, the Company repaid the outstanding balance of $150.0 million and terminated the credit facility agreement. No prepayment premium or penalty was paid in connection with the termination of the CapLease Credit Facility.
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
June 30, 2014
(Unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $10.5 million will be reclassified from other comprehensive income as an increase to interest expense. During the three and six months ended ended June 30, 2014, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.
As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	17	$1,174,367
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate products	Deferred costs and other assets, net	$4,665	$9,189
Interest rate products	Deferred rent, derivative and other liabilities	$(9,190)	$(1,719)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(6,883)	$14,058	$(4,247)	$12,881
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—	$(1,272)	$—	$(1,955)
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately a gain of $13.7 million and a gain of $5.7 million for the three and six months ended June 30, 2014, respectively. The Company did not have any derivatives that were not designated during the six months ended June 30, 2013.
As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	6	$234,316
The table below presents the fair value of the Company’s derivate financial instruments not designated as hedges as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Series D Preferred Stock embedded derivative	Deferred rent, derivative and other liabilities	$(11,520)	$(16,736)
Interest rate products	Deferred rent, derivative and other liabilities	$(3,621)	$—
Interest rate products	Deferred costs and other assets, net	$857	$—
Refer to Note 17 — Preferred and Common Stock for additional information for the Series D Preferred Stock embedded derivative.
Tabular Disclosure Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014	$5,522	$(24,331)	$—	$5,522	$(24,331)	$—	$—	$(18,809)
December 31, 2013	$9,189	$(18,455)	$—	$9,189	$(18,455)	$—	$—	$(9,266)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2014, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $14.6 million. As of June 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $14.6 million at June 30, 2014.
Note 15 — Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Accrued other	$52,317	$38,028
Accrued interest	53,353	14,189
Accrued real estate taxes	43,830	15,727
Accounts payable	5,241	7,155
Accrued merger costs	—	673,990
Accrued Outperformance Plan (OPP) obligation	—	59,400
	$154,741	$808,489
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
June 30, 2014
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
On July 3, 2013, Fred Carach filed a putative class action and derivative lawsuit in the Supreme Court for the State of New York against the Company, the OP, Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease board of directors (the “Carach Action”). The complaint alleges, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the merger purportedly does not provide for full and fair value for the CapLease shareholders, the CapLease Transaction allegedly was not the result of a competitive bidding process, the merger agreement allegedly contains coercive deal protection measures and the merger agreement and the CapLease Transaction purportedly were approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleges that with respect to the Registration Statement and draft joint proxy statement issued in connection with the proposed CapLease Transaction on July 2, 2013, that disclosures made therein were insufficient or otherwise improper. The complaint also alleges that CapLease LP, CLF OP General Partner, LLC, the Company, the OP and Safari Acquisition LLC aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
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
June 30, 2014
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
On November 13, 2013, all counsel involved in the Poling Action filed a joint stipulation, reflecting agreement among all parties concerning a schedule for early motion practice in response to the complaint filed (the “Scheduling Stipulation”). Pursuant to the Scheduling Stipulation, all Defendants filed a motion to dismiss all claims asserted in the Operative Complaint on December 20, 2013. Plaintiff has filed an opposition to that motion, which remains pending.
Cole Litigation Matters
Three putative class action and/or derivative lawsuits, which were filed in March and April 2013, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation, pursuant to which Cole became a self-managed REIT. On October 22, 2013, the Circuit Court for Baltimore City granted all defendants’ motion to dismiss with prejudice the action pending before the court, but the plaintiffs have appealed that dismissal. The other two lawsuits, which also purport to assert shareholder class action claims under the Securities Act of 1933, as amended (the “Securities Act”), are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014. Subsequently, both of those lawsuits have been stayed by the Court pursuant to a joint request made by all parties pending final approval of the consolidated Baltimore Cole Merger Actions described below.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

In January 2014, the parties to the eight lawsuits filed in the Circuit Court for Baltimore City, Maryland (“the consolidated Baltimore Cole Merger Actions”) entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of Cole stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required Cole to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by Cole with the SEC on January 14, 2014. The memorandum of understanding also contemplated that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to Cole’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
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
The Company maintains directors and officers liability insurance, which the Company believes should provide coverage to the Company and its officers and directors for most or all of any costs, settlements or judgments resulting from the above mentioned lawsuits.
Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (in thousands):

Future Minimum Base Rent Payments
July 1, 2014 - December 31, 2014	$6,845
2015	12,922
2016	11,575
2017	10,248
2018	7,918
Thereafter	83,734
Total	$133,242

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of such acquisitions, some of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of June 30, 2014, the Company was a party to 70 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 416 properties, subject to meeting certain criteria, for an aggregate purchase price of $1.5 billion, exclusive of closing costs.  As of June 30, 2014, the Company had $41.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. The Company will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property.
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
On September 15, 2013, the Company entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock and common stock to certain institutional holders promptly following the close of the Company’s merger with CapLease, via a private placement. Pursuant to the definitive purchase agreements, the Company issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 8, 2013. The Series D Preferred Stock pays dividends at the rate of 5.81% per annum on its face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Series D Preferred Stock is redeemable by the Company on August 31, 2014 (the “Redemption Date”). Subsequent to that date, or in certain other circumstances, the Series D Preferred Stock is convertible into common stock or Series E Preferred Stock or redeemable into cash, at the discretion of the Company upon such request for conversion by the holders of Series D Preferred Stock.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company has concluded that the conversion option qualifies as a derivative and should be bifurcated from the host instrument. At issuance, the conversion option had a fair value of $18.7 million. As of June 30, 2014, the fair value of the conversion option had a fair value of $11.5 million, compared to a fair value of $16.7 million as of December 31, 2013. The Company recorded a gain of $5.2 million due to the change in fair value of the conversion option in gain (loss) on derivative instruments, net in the consolidated statements of operations for the six months ended June 30, 2014.
As the holders of Series D Preferred Stock are entitled to receive liquidation preferences that other equity holders are not entitled to, the Company determined the Series D Preferred Stock meets the definition of a deemed liquidation event and therefore should be classified as temporary equity under U.S. GAAP. At the date of issuance, the fair value of the Series D Preferred Stock was $269.3 million. As of June 30, 2014, the Company has determined that a liquidation event is not probable; therefore, the Company has concluded that the Series D Preferred Stock is not currently redeemable or likely to become redeemable pursuant to a liquidation event. As such, the Company has not accreted the initial value of the Series D Preferred Stock.
As of June 30, 2014, there were 21,735,008 authorized and issued shares of Series D Preferred Stock and no authorized and issued shares of Series E Preferred Stock, respectively.
Series F Preferred Stock
On October 6, 2013, in connection with the modification to the ARCT IV Merger, the Company’s board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders and issued 0.7 million units of Series F OP Units to the ARCT IV OP Unit holders. Subsequent to original issuance and through June 30, 2014, 0.5 million Series F OP Units were converted to an equivalent number of Series F Preferred Stock. As of June 30, 2014, there were 42.7 million shares of Series F Preferred Stock and 0.2 million Series F OP Units issued and outstanding.
The Series F Preferred Stock pays cumulative cash dividends at the rate of 6.70% per annum on its liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the Company’s status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they become convertible and are converted into common stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NASDAQ under the symbol “ARCPP.”
Increases in Authorized Common Stock
On December 9, 2013, the Company filed articles of amendment to its charter to increase the number of authorized shares of common stock to 1.5 billion shares.
Offerings
On August 1, 2012, the Company filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of June 30, 2014, the Company had issued 2.1 million shares of common stock and no preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP.
In January 2013, the Company commenced its “at the market” equity offering program (“ATM”) in which it may from time to time offer and sell shares of its common stock having aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the Company’s universal shelf registration statement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

On March 14, 2013, the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer (“WKSI”) status. The Company intends to maintain both the universal shelf registration statement and the WKSI universal automatic shelf registration statement.
On May 28, 2014, the Company closed on an underwriting agreement relating to a public offering of 138.0 million shares of common stock at a price of $12.00 per share. The net proceeds to the Company were approximately $1.59 billion after deducting underwriting discounts, commissions and offering-related expenses, which include a $2.0 million structuring fee paid to RCS.
Dividends
In October 2011, the Company began paying dividends on the fifteenth day of each month to stockholders of record on the eighth day of such month. On October 23, 2013, the board of directors of the Company authorized an annualized dividend per share of $1.00, effective February 10, 2014. The per share annualized dividend of $1.00 reflects an increase of $0.06 per share from an annualized dividend of $0.94 per share. The annualized dividend rate at June 30, 2014 was $1.00 per share.
Common Stock Repurchases
On August 20, 2013, the Company’s board of directors reauthorized its $250.0 million share repurchase program, which was originally authorized in February 2013. During the six months ended June 30, 2014, the Company did not repurchase any shares of common stock under the share repurchase program.
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
June 30, 2014
(Unaudited)

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
The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to its Former Manager in connection with the IPO, all of which were vested as of June 30, 2014. As of June 30, 2014, the Company has awarded 6,715,197 shares under the Equity Plan.
The fair value of restricted common stock awards under the Equity Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock awarded to the non-employees under the Equity Plan is expensed in full at the date of grant based on the closing stock price on NASDAQ that day.
Director Stock Plan
The Company has adopted a Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company’s independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a three-year period following the date of grant in increments of 34%, 33% and 33%, respectively, per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At June 30, 2014, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of June 30, 2014, the Company has awarded 60,854 shares under the Director Stock Plan.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table details the restricted shares activity within the Equity Plan and Director Stock Plan during the six months ended June 30, 2014:

	Equity Plan		Director Stock Plan
	Shares of Restricted Common Stock	Weighted-Average Issue Price	Shares of Restricted Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	931,442	$13.82	15,000	$14.45
Granted	5,528,224	13.20	42,854	13.99
Vested	(784,894)	12.79	(22,202)	—
Forfeited	(60,456)	—	—	—
Unvested, June 30, 2014	5,614,316	$13.35	35,652	$14.11
For the three and six months ended June 30, 2014, compensation expense for restricted shares was $4.4 million and $22.5 million, respectively. Compensation expense for the six months ended June 30, 2014 includes $11.4 million of compensation expense recorded for 0.8 million restricted shares granted to affiliates. In addition, for the six months ended June 30, 2014, merger and other transaction related costs includes compensation expense of $0.5 million for the acceleration of vesting of certain restricted shares due to the Cole Merger. For the three and six months ended June 30, 2013, compensation expense for restricted shares was $3.5 million and $4.3 million, respectively.
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
Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units became fully earned, vested and convertible into OP units upon the consummation of the Company’s transition to self-management on January 8, 2014. During the six months ended June 30, 2014, the Company recorded expenses of $1.6 million for the LTIP Units under the OPP, which is recorded in merger and other transaction related expenses in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2013, the Company recorded expenses of $3.1 million and $3.7 million, respectively, for the LTIP Units under the OPP, which is recorded in equity based compensation in the accompanying consolidated statements of operations. As of June 30, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense has been allocated to the non-controlling interest on the consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

New Multi-Year Outperformance Plan
On October 21, 2013, the Company approved a multi-year outperformance plan (the “New OPP”), which became effective upon the Company’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements were entered into between the Company and the participants selected by the Company’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the New OPP and the OPP Agreements, the Participants are eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that is funded up to a maximum award opportunity (the “New OPP Cap”) of $218.1 million, which is equal to approximately 5% of the Company’s equity market capitalization at the time of the approval of the New OPP (“the Initial Market Cap”). Subject to the New OPP Cap, the pool will equal an amount to be determined based on the Company’s level of achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), as measured against an absolute hurdle and against a peer group of companies for a three-year performance period that commenced on October 1, 2013 (the “Performance Period”), with valuation dates on which a portion of the LTIP Units up to a specified amount of the New OPP Cap could be earned on the last day of each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

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
The New OPP provides for early calculation and vesting of the award in the event of a change in control of the Company, prior to the end of the Performance Period. Under the New OPP, treatment of a Participant’s award upon a termination of service will be governed by the terms of the Participant’s OPP Agreement or service agreement with the Company. In the event a Participant’s OPP Agreement or service agreement does not provide for treatment of the award upon the Participant’s termination, then the award will be forfeited upon such termination. The Participants are entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the New OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, one-third of any earned LTIP Units will vest on October 1, 2016, October 1, 2017 and October 1, 2018, respectively. The Participants are entitled to receive distributions on their LTIP Units to the extent provided for in the limited partnership agreement of the OP, as amended from time to time. During the three and six months ended June 30, 2014, the Company recorded expenses of $4.9 million and $9.4 million, respectively, for the New OPP, which is recorded in equity based compensation on the consolidated statement of operations.
Note 19 — Related Party Transactions and Arrangements
REI Segment
Transition to Self-Management
In its transition toward self-management, the Company discontinued certain relationships with affiliates and entities under common ownership with the Company’s Former Manager, an entity wholly owned by ARC, of which certain current officers and/or directors of the Company, are members.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Termination of Management Agreement
In connection with its transition to self-management, on January 8, 2014, the Company terminated the amended and restated management agreement with its Former Manager, pursuant to which the Former Manager managed the Company’s day-to-day operations until such date.
Assumption of RCS Advisory Services, LLC Services Agreement
Pursuant to an Assignment and Assumption Agreement dated January 8, 2014 between ARC, the parent of the Company's Former Manager, and RCS Advisory Services, LLC, an entity under common ownership with the Company's Former Manager, ARC assigned to the Company, and the Company assumed, the rights and obligation under a Services Agreement (the “Services Agreement”), dated as of June 10, 2013, between ARC and RCS Advisory Services, LLC. Under the Services Agreement, RCS Advisory Services, LLC and its affiliates may provide certain transaction management services to the Company (including, without limitation, offering registration, regulatory advice with respect to the SEC and FINRA registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events training and education and conference management) and other services, employees and other resources. These services are charged hourly. The Company incurred $0.1 million in respect of the Services Agreement during the six months ended June 30, 2014. No fees were incurred under this agreement during the three months ended June 30, 2014. These expenses are included in merger and other transaction related costs in the consolidated statements of operations.
Transition Services Agreement
Pursuant to a Transition Services Agreement dated October 21, 2013 (the “Transition Services Agreement”), affiliates of the Company’s Former Manager agreed to provide certain transition services to the Company, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, insurance and risk management, information technology, telecommunications and internet and services relating to office supplies. The Transition Services Agreement was in effect for a 60-day term beginning on January 8, 2014. Fees under the Transition Services Agreement were charged at an hourly rate and, during the 60-day tail period, the Company incurred and paid $10.0 million of fees under the Transition Services Agreement. These fees were incurred during the six months ended June 30, 2014 and are included in merger and other transaction related costs in the consolidated statements of operations. No fees were incurred under this agreement during the three months ended June 30, 2014.
Purchase of Furniture, Fixtures and Equipment
On January 8, 2014, the Company, through the OP, entered into the Asset Purchase and Sale Agreement with its Former Manager (the “Purchase Agreement”), pursuant to which the Company's Former Manager transferred to the Company furniture, fixtures and equipment used by the Company’s Former Manager in connection with the business of the Company, as well as reimbursed the Former Manager for certain unreimbursed expenses. During the six months ended June 30, 2014, pursuant to the Purchase Agreement, the Company paid the Former Manager $10.0 million for the furniture, fixtures and equipment and for certain unreimbursed expenses. These fees are included in merger and other transaction related costs in the consolidated statements of operations. No fees were incurred under this agreement during the three months ended June 30, 2014.
Fees Paid in Connection with the ARCT IV Merger
The Company entered into an agreement with an entity under common ownership with the Former Manager, Realty Capital Securities, LLC (“RCS”), to provide strategic and financial advisory services to the Company in connection with the ARCT IV Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company accrued $7.7 million of fees and $0.6 million of expense reimbursements pursuant to this agreement as of December 31, 2013 and paid the outstanding balance in January of 2014. No fees were incurred under this agreement during the six months ended June 30, 2014 or 2013.
The Company entered into an agreement with entities under common ownership with the Former Manager, RCS, RCS Advisory Services, LLC, and American National Stock Transfer, LLC (“ANST”), to provide financial advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval of the merger by the Company’s stockholders. Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. The Company agreed to pay $0.6 million in fees and reimburse out of pocket expenses pursuant to this agreement. This fee was accrued as of December 31, 2013 and paid in January 2014. No fees were incurred pursuant to this agreement during the six months ended June 30, 2014 or 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

During the six months ended June 30, 2014, the Company reimbursed out of pocket expenses of $0.6 million to ARC Advisory Services, LLC, an affiliate of the Former Manager, in connection with services provided for the ARCT IV Merger. There were no reimbursements incurred during the three months ended June 30, 2014 or during the six months ended June 30, 2013.
ARCT IV entered into an agreement with an entity under common ownership with the Former Manager, RCS, to provide strategic and financial advisory services to assist ARCT IV with its alternatives for a potential liquidity event. ARCT IV agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction, but not less than $2.5 million, and reimburse out of pocket expenses. ARCT IV accrued $7.7 million of fees and $0.6 million of expense reimbursements pursuant to this agreement as of December 31, 2013 and paid the outstanding balance in January 2014. No fees were incurred pursuant to this agreement during the six months ended June 30, 2014 or 2013.
The Company and ARCT IV entered into agreements with entities under common ownership with the Former Manager, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide legal support services, up to the date that ARCT IV entered into the ARCT IV Merger Agreement. In total the Company and ARCT IV agreed to pay $0.5 million pursuant to this agreement. This amount was accrued as of December 31, 2013 and paid in January of 2014. No fees were incurred under this agreement during the six months ended June 30, 2014 or 2013.
ARCT IV entered into an agreement with entities under common ownership with the Former Manager, RCS, RCS Advisory Services, LLC, and ANST, to provide advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval of such merger by ARCT IV’s stockholders. Services provided include facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. ARCT IV agreed to pay $0.8 million in fees and reimburse out of pocket expenses pursuant to this agreement. As of December 31, 2013, $0.8 million of fees and $0.2 million of expense reimbursements were accrued pursuant to this agreement and were paid in January of 2014. No fees were incurred under this agreement during the six months ended June 30, 2014 or 2013.
ARCT IV entered into an agreement with entities under common ownership with the Former Manager, ARC Advisory Services, LLC and RCS Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the potential merger closing date or one year from the effective date of the agreement of July 1, 2013. ARCT IV agreed to pay $2.0 million in fees and reimburse out of pocket expenses pursuant to this agreement. As of December 31, 2013, $2.0 million of fees and $0.4 million of expense reimbursements were accrued pursuant to this agreement and were paid in January of 2014. No fees were incurred under this agreement during the six months ended June 30, 2014 or 2013.
ARCT IV entered into the Asset Purchase and Sale Agreement with the ARCT IV Advisor, pursuant to which the ARCT IV Advisor transferred to the Company furniture, fixtures and equipment used by the ARCT IV Advisor and ARCT IV reimbursed the ARCT IV Advisor for certain unreimbursed expenses. In connection with the agreement, during the six months ended June 30, 2014, the Company paid $2.1 million for furniture, fixtures and equipment and other capitalized costs, $1.7 million for offering costs, which were recorded as a reduction to additional paid-in capital on the consolidated balance sheet and $2.0 million for certain unreimbursed expenses, which were recorded in merger and other transaction related costs on the consolidated statements of operations. No costs were incurred pursuant to this agreement during the three months ended June 30, 2014 or during the six months ended June 30, 2013.
Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV Merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. These commissions were incurred during the six months ended June 30, 2014 and are included in merger and other transaction related costs in the consolidated statements of operations. No fees were incurred pursuant to this agreement during the three months ended June 30, 2014 or during the six months ended June 30, 2013.
Fees Paid in Connection with the Cole Merger
The Company entered into an agreement with an entity under common ownership with the Former Manager, RCS, to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. During the six months ended June 30, 2014, the Company incurred and paid $28.4 million of fees pursuant to this agreement. These fees are included in merger and other transaction related costs in the consolidated statements of operations. No fees were incurred pursuant to this agreement during the three months ended June 30, 2014 or during the six months ended June 30, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company entered into an agreement with entities under common ownership with the Former Manager, RCS, RCS Advisory Services, LLC and ANST, to provide advisory and information agent services in connection with the proposed merger and the related proxy solicitation seeking approval of such merger by the Company’s stockholders. The Company agreed to pay $0.8 million in fees and reimburse out of pocket expenses pursuant to this agreement. During the six months ended June 30, 2014, the Company incurred and paid $0.8 million of fees and $0.4 million of expense reimbursements pursuant to this agreement. These fees are included in merger and other transaction related costs in the consolidated statements of operations. No fees were incurred pursuant this agreement during the three months ended June 30, 2014 or during the six months ended June 30, 2013.
The Company entered into an agreement with an entity under common ownership with the Former Manager, RCS Advisory Services, LLC, to provide support services, including legal, accounting, marketing, human resources and information technology. The Company agreed to pay $2.9 million in fees and reimburse out of pocket expenses pursuant to this agreement. During the six months ended June 30, 2014, the Company incurred and paid $2.9 million of fees and $1.3 million of expense reimbursements were incurred pursuant to this agreement. These fees are included in merger and other transaction related costs in the consolidated statements of operations. No fees were incurred pursuant to this agreement during the three months ended June 30, 2014 or during the six months ended June 30, 2013.
Also in connection with the Cole Merger, during the six months ended June 30, 2014, the Company reimbursed an entity under common ownership with the Former Manager, ARC Advisory Services, LLC, $0.7 million for services and out of pocket expenses incurred in relation to the Cole Merger. These fees are included in merger and other transaction related costs in the consolidated statements of operations. There were no reimbursements paid during the three months ended June 30, 2014 or during the six months ended June 30, 2013.
Fees Paid in Connection with the ARCT III Merger
ARCT III entered into an agreement with an entity under common ownership with the Former Manager, ARC Advisory Services, LLC, to provide legal support services up to the date that ARCT III entered into the ARCT III Merger Agreement and until the ARCT III Merger was consummated for $0.5 million. This amount was fully accrued as of June 30, 2012 and was paid in February 2013 in conjunction with the consummation of the ARCT III Merger.
ARCT III entered into an agreement with an entity under common ownership with the Former Manager, ARC Advisory Services, LLC, to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year from the date of the agreement for $2.0 million. The Company recorded $1.7 million in expense for the six months ended June 30, 2013, in addition to the $0.3 million that was accrued as of June 30, 2012, and paid the full amount in conjunction with the consummation of the ARCT III Merger in February 2013.
ARCT III entered into an agreement with entities under common ownership with the Former Manager, RCS and ARC Advisory Services, LLC, to provide financial advisory and information agent services related to the proxy solicitation seeking approval of the ARCT III Merger by ARCT III’s stockholders for $0.6 million. Services provided included facilitation of the preparation, distribution and accumulation and tabulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT III Merger. The Company recorded $0.5 million in expense for the six months ended June 30, 2013 in addition to the $0.1 million that was accrued as of June 30, 2012 and paid the full amount in conjunction with the consummation of the ARCT III Merger in February of 2013.
The Company, through the OP, entered into an Asset Purchase and Sale Agreement with American Realty Capital Advisors III, LLC (“the ARCT III Advisor”) pursuant to which, concurrently with the closing of the ARCT III Merger and in connection with the internalization by the Company of certain property level management and accounting activities, the ARCT III Advisor sold to the OP certain furniture, fixtures, equipment and other assets used by the ARCT III Advisor in connection with managing the property level business and operations and accounting functions of the Company and the OP, included at the cost of such assets, for an aggregate price of $5.8 million, which included the reimbursement of certain costs and expenses incurred by the ARCT III Advisor in connection with the ARCT III Merger. The Company paid the full amount due under the agreement during the three months ended March 31, 2013. In relation to the agreement, the Company acquired fixed assets with a carryover basis of $1.0 million from the the ARCT III Advisor; the consideration paid to the ARCT III Advisor in excess of the carryover basis was approximately $3.0 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “ARCT III Contribution and Exchange Agreement”) with the ARCT III OP and ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” as a result of which the ARCT III Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders of approximately $557.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT III OP equal to approximately $98.4 million. Pursuant to the ARCT III Contribution and Exchange Agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger on February 28, 2013, these ARCT III OP Units were immediately converted to 7.3 million OP Units after application of the ARCT III Exchange Ratio. In conjunction with the ARCT III Merger Agreement, the ARCT III Special Limited Partner agreed to a minimum one year holding period for these OP Units before converting them to shares of Company common stock.
Fees Paid in Connection with the Disposition of the Multi-Tenant Portfolio
The Company entered into an agreement with an entity under common ownership with the Former Manager and RCS to provide strategic and financial advisory services to the Company in connection with the disposition of the Multi-Tenant Portfolio. During the six months ended June 30, 2014, the Company incurred and paid $1.8 million of fees pursuant to this agreement. No fees were incurred under this agreement during the three months ended June 30, 2014 or the six months ended June 30, 2013.
Fees Paid in Connection with the Operations of the Company
Each of the Company, ARCT III and ARCT IV paid the Company’s Former Manager, the ARCT III Advisor and the ARCT IV Advisor, as applicable, an acquisition fee equal to 1.0% of the contract purchase price, inclusive of assumed indebtedness, of each property the Company, ARCT III or ARCT IV, as applicable, acquired. The acquisition fee was payable in cash at the closing of each acquisition. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid by either the Company or ARCT III. As of ARCT IV Merger Date, it was agreed that these fees would no longer be paid by ARCT IV. Acquisition fees are recorded in acquisition related costs in the accompanying consolidated statements of operations.
Each of the Company, ARCT III and ARCT IV paid the Company’s Former Manager, the ARCT III Advisor and the ARCT IV Advisor, as applicable, a financing consideration fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company, ARCT III or ARCT IV, as applicable, obtained and used for the acquisition of properties that was arranged by the Company’s Former Manager, ARCT III Advisor or ARCT IV Advisor, as applicable. The financing coordination fee was payable in cash at the closing of each financing. In conjunction with the ARCT III Merger, it was agreed that these fees would no longer be paid to either the Company or ARCT III. As of the ARCT IV Merger Date, it was agreed that these fees would no longer be paid by ARCT IV.
Prior to the termination of the amended and restated management agreement, the Company was required to pay its Former Manager a quarterly incentive fee, calculated based on 20% of the excess Company annualized core earnings (as defined in the management agreement with its Former Manager) over the weighted average number of shares multiplied by the weighted average price per share of common stock. One half of each quarterly installment of the incentive fee will be payable in shares of common stock. The remainder of the incentive fee was be payable in cash. No incentive fees were incurred or paid to the Company’s Former Manager from inception through January 8, 2014.
Prior to January 8, 2014, the Company was required under an agreement to pay its Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance. The management fee was payable in cash. In conjunction with the ARCT III Merger, the base management fee was reduced to 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The amount of base management fee incurred by the Company during the period ended June 30, 2014 prior to the terminating the amended and restated management agreement was not significant. In addition, as of December 31, 2013, the Company had accrued $5.0 million in base management fees. In lieu of cash, on January 21, 2014, the Company’s Former Manager agreed to settle all outstanding balances in stock, resulting in the Company issuing 388,461 shares of common stock to our Former Manager. The fair value of the shares issued approximated the amount of accrued asset management fees at the date of settlement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company also pays fees for transfer agent services to an entity under common ownership with the Former Manager, ANST. During the six months ended June 30, 2014, the Company incurred and paid $0.3 million in relation to transfer agent services. No fees were incurred during the three months ended June 30, 2014 or during the six months ended June 30, 2013.
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
The ARCT III Advisor received distributions on unvested ARCT III Class B units equal to the distribution rate received on ARCT III common stock. Such distributions on issued ARCT III Class B units were included as general and administrative expense in the consolidated statements of operations and comprehensive loss until the performance condition is considered probable to occur. 145,022 ARCT III Class B units were approved by ARCT III’s board of directors as of December 31, 2012. During January and February 2013, ARCT III’s board of directors approved, and ARCT III issued, 603,599 ARCT III Class B units to the ARCT III Advisor for its asset management services provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these ARCT III Class B Units, was not completed. The performance condition related to these ARCT III Class B units was satisfied upon the completion of the ARCT III Merger and expense of $9.9 million was recorded at that time. The ARCT III Class B units then converted to ARCT III OP units which converted to 711,190 OP Units after the application of the ARCT III Exchange Ratio. These expenses were recorded in merger and other transaction related in the consolidated statements of operations.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
Effective March 1, 2013, ARCT IV entered into an agreement with RCS to provide strategic advisory services and investment banking services required in the ordinary course of ARCT IV’s business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees were amortized over the term of the ARCT IV IPO and included in acquisition and transaction related expense on the consolidated statements of operations. RCS and its affiliates also provide transfer agent services, as well as transaction management and other professional services. Those fees were included in general and administrative expenses on the consolidated statements of operations during the period the service was provided.
The Company reimburses certain affiliates for out-of-pocket costs actually incurred by its those affiliates, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties. The Company’s reimbursement obligation is not subject to any dollar limitation. Expenses are typically reimbursed in cash on a monthly basis following the end of each month. Reimbursements are recorded based on the related activity to which the expense relates. Other than those reimbursements incurred and discussed above, the Company incurred reimbursement expenses of $0.5 million during the three months and six months ended June 30, 2014. No reimbursements were incurred during the three months and the six months ended June 30, 2013.
The Company leases certain office space from an affiliate of the Former Manager. Rent expense of $0.1 million and $0.2 million was incurred during the three and six months ended June 30, 2014, respectively, and is included in general and administrative expenses in the accompanying statements of operations. No rent expense was incurred during the six months ended June 30, 2013.
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
In connection with providing strategic advisory services related to certain portfolio acquisitions, from time to time, ARCT IV entered into arrangements in which the investment banking division of RCS receives a transaction fee of 0.25% of the transaction value for such portfolio acquisition transactions. No such arrangements were entered into during the six months ended June 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table details amounts incurred by the Company, ARCT III or ARCT IV, other than those incurred for the ARCT IV Merger, the Cole Merger, the ARCT III Merger and the disposition of the Multi-Tenant Portfolio, and contractually due to ARC, the ARCT III Advisor, the ARCT IV Advisor or the Company’s Former Manager and forgiven in connection with the operations related services described above (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
	2014		2013		2014		2013		June 30,	December 31,
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees:
Acquisition fees (1)	$—	$—	$11,515	$—	$—	$—	$16,851	$—	$—	$—
Financing fees and related cost reimbursements	—	—	5,656	—	—	—	13,156	—	—	—
Other expense reimbursements	549	—	6,545	—	549	—	8,317	—	391	—
Transaction fees	—	—	—	—	—	—	—	—	—	3,455
On-going fees:
Base management fees (2)	—	—	2,000	2,000	—	—	4,654	2,370	—	5,654
Transfer agent fees	—	—	535	—	344	—	648	—	—	57
Property management and leasing fees (2)	—	—	—	—	—	—	799	799	—	217
Strategic advisory fees	—	—	—	—	—	—	920	—	—	—
Distributions on Class B Units	—	—	7	—	—	—	9	—	—	—
Total operational fees and reimbursements	$549	$—	$26,258	$2,000	$893	$—	$45,354	$3,169	$391	$9,383
____________________________________
(1) In conjunction with the ARCT III Merger, the payment of acquisition fees was terminated, except with respect to properties that were in ARCP’s or ARCT III’s pipeline at the ARCT III Merger date; any fees that were paid because the Company’s Former Manager or the ARCT III Advisor had sourced and negotiated the purchase price prior to the ARCT III Merger.
(2) The amounts incurred and paid were recognized in merger and other transaction related costs during the six months ended June 30, 2013 as they relate to the ARCT III Merger. The amounts incurred during the six months ended June 30, 2013 were accrued through January 7, 2014, the date prior to transition to self-management.
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
June 30, 2014
(Unaudited)

The following table details the results of such activities related to RCS, which are recorded as offering costs on the consolidated statement of changes in equity (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Total commissions and fees paid to RCS	$2,000	$7,345	$2,000	$147,306	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Offering expense and other significant transactions reimbursements	$—	$746	$1,865	$12,710	$—	$—
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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

In connection with the sale of INAV shares of common stock, the Company receives an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to (i) 1/365th of 0.55% of the net asset value (“NAV”) for Wrap Class shares of common stock (“W Shares”) for such day, (ii) 1/365th of 0.55% of the NAV for Advisor Class shares of common stock (“A Shares”) for such day and (iii) 1/365th of 0.25% of the NAV for Institutional Class shares of common stock (“I Shares”) for such day. The Company, in its sole discretion, may reallow a portion of its dealer manager fee received on W Shares, A Shares and I Shares to participating broker-dealers. In addition, the Company receives a selling commission on A Shares sold in the primary offering of up to 3.75% of the offering price per share for A Shares. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. The Company also receives an asset-based distribution fee for A Shares that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.50% of the NAV for A Shares for such day. The Company, in its sole discretion, may reallow a portion of the distribution fee to participating broker-dealers. No selling commissions are paid to the Company or other broker-dealers with respect to W Shares or I Shares or on shares of any class of INAV common stock sold pursuant to INAV’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares, and no distribution fees are paid to the Company or other broker-dealers with respect to W Shares or I Shares.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer manager fees, selling commissions and offering reimbursements in the financial results for Cole Capital in Note 5 — Segment Reporting. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of June 30, 2014, the Company had $7.0 million of organization and offering costs paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering. The program development costs are included in deferred costs and other assets, net in the accompanying consolidated unaudited balance sheets. Subsequent to June 30, 2014, the Company had incurred $114.8 thousand of additional organization and offering costs, and $445.8 thousand of costs had been reimbursed from the Managed REITs.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided to the Managed REITs (as described above) during the three months ended June 30, 2014 and the period from the Cole Acquisition Date to June 30, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2014
	CCPT IV (1)	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$(12)	$1,347	$4,579	$195	$6,109
Selling commissions reallowance expense	(12)	1,347	4,579	195	6,109
Dealer manager fee revenue	(2)	416	1,372	123	1,909
Dealer manager fees reallowance expense	107	178	668	6	959
Other expense reimbursement revenue	(18)	415	1,372	182	1,951
(1) Due to net cancellations during the quarter, related to shares sold prior to the fund closing on February 25, 2014.

	Period from the Cole Acquisition Date to June 30, 2014
	CCPT IV	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,113	$1,347	$4,950	$216	$35,626
Selling commissions reallowance expense	29,113	1,347	4,950	216	35,626
Dealer manager and distribution fee revenue	8,771	416	1,486	188	10,861
Dealer manager fees reallowance expense	4,971	178	721	8	5,878
Other expense reimbursement revenue	3,749	465	1,486	235	5,935

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided primarily to the Managed REITs (as described above) during the three months ended June 30, 2014 and the period from the Cole Acquisition Date to June 30, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other
Operations:
Acquisition fee revenue	$6,786	$519	$3,232	$3,874	$—	$—
Asset management fee revenue	$—	$—	$—	$—	$—	$253
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$474
Operating expense reimbursement revenue	$1,538	$167	$756	$79	$135	$—
Advisory and performance fee revenue	$4,747	$9	$4,561	$115	$198	$—

	Period from the Cole Acquisition Date to June 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other
Operations:
Acquisition fee revenue	$10,784	$585	$3,727	$3,874	$—	$—
Asset management fee revenue	—	—	—	—	—	404
Property management and leasing fee revenue	—	—	—	—	—	574
Operating expense reimbursement revenue	2,603	184	1,185	79	135	—
Advisory and performance fee revenue	7,311	9	7,156	141	306	—

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Investment in the Managed REITs
As of June 30, 2014, the Company owned aggregate equity investments of $3.9 million in the Managed REITs, which is included in investment in unconsolidated entities in the accompanying consolidated balance sheet. The table below presents certain information related to the Company’s investments in the Managed REITs as of June 30, 2014 (carrying amount in thousands):

	June 30, 2014
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT IV	0.01%	$137
CCPT V	12.39%	1,732
CCIT	0.01%	79
CCIT II	3.79%	1,809
INAV	0.22%	160
		$3,917
Due from Affiliates
As of June 30, 2014, $8.6 million was expected to be collected from the Managed REITs for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying consolidated balance sheet. In connection with the Cole Merger, the Company acquired a revolving line of credit agreement that provides for $100.0 million of available borrowings to CCIT II. In addition, during the six months ended June 30, 2014, the Company entered into a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCPT V. The CCIT II and CCPT V line of credit agreements each bear an interest rate equal to the one-month LIBOR plus 2.20% and mature in January 2015 and March 2015, respectively. During the six months ended June 30, 2014, CCIT II and CCPT V borrowed on their lines of credit, net of repayments, $55.0 million and $9.7 million, respectively. These borrowings are included in due from affiliates in the accompanying consolidated balance sheet.
Note 20 — Economic Dependency
Prior to transitioning to self-management on January 8, 2014, the Company engaged, under various agreements, its Former Manager, and entities under common ownership with the Former Manager, to provide certain services that are essential to the Company, including asset management services and supervision of the management and leasing of properties owned by the Company, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including information technology, legal services and investor relations.
As a result of these relationships, the Company was dependent upon its Former Manager, its affiliates and entities under common ownership with the Former Manager. In the event that these companies were unable to provide the Company with the respective services, the Company would have been required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by its Former Manager and its affiliates. The Company may from time to time engage entities under common control with the Former Manager for legal, information technology or other support services for which it will pay a fee, subject to approval by the Company’s independent directors. No such engagements are in place between the Company and its Former Manager and its affiliates.
Note 21 — Net Loss Per Share
The Company’s unvested restricted stock contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore, are included in the computation of earnings per share under the two-class method. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested restricted stock are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014 and 2013 (dollar amounts in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to the Company	$(40,328)	$(71,958)	$(349,009)	$(213,121)
Less: dividends declared on preferred shares and participating securities	23,091	233	46,723	425
Net loss attributable to common stockholders	$(63,419)	$(72,191)	$(395,732)	$(213,546)

Weighted average number of shares of common shares outstanding:
Basic	815,740,684	198,956,355	682,501,526	192,146,178

Net loss per common share:
Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$(0.36)	$(0.58)	$(1.11)
As of June 30, 2014, the Company excluded 24,771,215 OP Units outstanding, which are convertible to an equal number of shares of the Company’s common stock, 5,649,968 shares of unvested restricted stock outstanding, 10,744,697 LTIP Units and 21,735,008 shares of the Company’s Series D Convertible Preferred Stock outstanding from the calculation of diluted net loss per share as the effect would have been antidilutive.
Note 22 — Property Dispositions
During the six months ended June 30, 2014, the Company disposed of 24 single-tenant properties and one multi-tenant property for an aggregate gross sales price of $96.4 million (the “2014 Property Dispositions”). There were no properties disposed of during the six months ended June 30, 2013. No disposition fees were paid in connection with the sale of the 2014 Property Dispositions and the Company has no continuing involvement with these properties. As of June 30, 2014, there were no properties classified as held for sale.
Note 23 — Income Taxes
As a REIT, the Company generally is not subject to federal income tax, with the exception of its TRS. However, the Company, including its TRS, is still subject to certain state and local income taxes in the various jurisdictions in which it operates.
Based on the above, Cole Capital, substantially all of which is conducted through a TRS, recognized a benefit from federal and state income taxes of $9.7 million and $14.7 million for the three and six months ended June 30, 2014, respectively, which is included in other income, net in the accompanying consolidated statement of operations. No provision for income taxes was recognized for the three and six months ended June 30, 2013 as the Company did not commence operations for Cole Capital until the Cole Acquisition Date. The difference in the benefit from income taxes reflected in the consolidated statements of operations as compared to the benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.
The REI segment recognized state income and franchise taxes of $2.8 million and $3.9 million during the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2013, respectively, which are included in other income, net in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the six months ended June 30, 2014 and 2013. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2010.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 24 — Subsequent Events
In addition to those items discussed in Note 12 — Other Debt and Note 2 — Mergers and Acquisitions, the following events occurred subsequent to June 30, 2014 that require adjustments to the disclosures in the consolidated financial statements:
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from July 1, 2014 to July 28, 2014 (dollar amounts in millions):

	No. of Buildings	Square Feet (in millions)	Base Purchase Price (1)
Total Portfolio – June 30, 2014	3,966	106.8	$17,831
Acquisitions	586	5.2	1,939
Total portfolio – July 28, 2014	4,552	112.0	$19,770
____________________________________
(1)Contract purchase price, excluding acquisition and transaction related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, including its operating partnership and its subsidiaries. Prior to becoming self-managed as of January 8, 2014, the Company was externally managed by ARC Properties Advisors, LLC (the “Former Manager”), a Delaware limited liability company and wholly owned subsidiary of AR Capital, LLC (“ARC”). Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I - Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.
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

•
We may not be able to integrate the assets and businesses acquired in our recent acquisitions, including the Red Lobster® acquisition, into our existing portfolio or with our business successfully, or may not realize the anticipated benefits within the expected time frame or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with our recent acquisitions that do not fit within our target assets.

•	We may not be able to effectively manage our expanded portfolio and operations following our recent acquisitions.

•	We may be affected by risks associated with current and future litigation.

•	We may not be able to successfully acquire future properties on advantageous terms and the performance of such properties may not perform as expected.

•	We may not be able to achieve and maintain profitability.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and tenant credit, geographic and industry concentrations.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from our recent acquisitions.

•	We may not be able to consummate the sale of the Multi-Tenant Portfolio on the terms anticipated, or at all.

•	We may fail to qualify to be treated as a REIT for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

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
Our business operates in two business segments, Real Estate Investment (“REI”) and our private capital management business, Cole Capital (“Cole Capital”). Through our REI segment, we acquire, own and operate single-tenant, freestanding commercial real estate properties, primarily subject to net leases with high credit quality tenants. We focus on investing in properties that are net leased to credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants. Our long-term business strategy is to continue to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We seek to acquire granular, self -originated single-tenant net lease assets, which may be purchased through sale-leaseback transactions, small portfolios and built-to-suit opportunities, to the extent they are appropriate in terms of capitalization rate and scale.We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases. We have advanced our investment objectives by growing our net lease portfolio through strategic mergers and acquisitions.
As a result of the Cole Merger, in addition to operating a diverse portfolio of core commercial real estate investments, we are responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Furthermore, in order to avoid a potential adverse impact on our status as a REIT, we conduct substantially all of our investment management business through a wholly owned subsidiary of the OP, Cole Capital Advisors, Inc. (“CCA”), which we and CCA jointly elected to treat as a TRS for federal income tax purposes.
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
On June 11, 2014, the OP, through indirect subsidiaries of the OP (the “Sellers”), entered into an agreement of purchase and sale (the “Agreement”) with BRE DDR Retail Holdings III LLC (the “Purchaser”), an entity indirectly jointly owned by affiliates of Blackstone Real Estate Partners VII L.P. and DDR Corp., by which the Sellers have agreed to sell to the Purchaser and the Purchaser has agreed to purchase from the Sellers 67 multi-tenant properties and nine single-tenant properties and the adjacent land and related property (the “Multi-Tenant Portfolio”).

As of June 30, 2014, we owned 3,966 properties consisting of 106.8 million square feet, which were 98.8% leased with a weighted average remaining lease term of 9.9 years. In constructing our portfolio, we are committed to diversification by industry, tenant and geography. As of June 30, 2014, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 49% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our REI revenue from investment grade tenants as we further acquire properties and enter into, or assume, lease arrangements.
Completed Mergers and Major Acquisitions
American Realty Capital Trust III, Inc. Merger
On December 14, 2012, we entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with American Realty Capital Trust III, Inc. (“ARCT III”) and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of ours (the “ARCT III Merger”). The ARCT III Merger was consummated on February 28, 2013.
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
American Realty Capital Trust IV, Inc. Merger
On July 1, 2013, we entered into the ARCT IV Merger Agreement with ARCT IV and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP. The Company consummated the ARCT IV Merger on January 3, 2014.
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of us and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to and assigned by us. On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During the six months ended June 30, 2014, we closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.
Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of us and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies were acquired, in total, by us from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to us based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by us and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of June 30, 2014, we had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company will not close on the remaining one property.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, we entered into the Cole Merger Agreement with Cole. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of ours. We consummated the Cole Merger on February 7, 2014.
Cole Credit Property Trust, Inc. Merger
On March 17, 2014, we entered into the CCPT Merger Agreement with CCPT. The CCPT Merger Agreement provided for the merger of CCPT with and into a wholly owned subsidiary the OP. We consummated the CCPT Merger on May 19, 2014.

Purchase Agreement for Red Lobster Portfolio
On May 16, 2014, we entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants from a third party. The transaction is structured as a sale-leaseback in which we will purchase and immediately lease the portfolio back to the third party pursuant to the terms of multiple master leases. The purchase price is approximately $1.5 billion, exclusive of closing costs and related expenses. The acquisition will provide annual rental income of $152.0 million. Approximately 93.5% of the master leases will be structured with a 25-year initial term and approximately 6.5% will have a weighted average 18.7-year initial term. On July 28, 2014, the Company closed on 492 of the properties and expects to close on the remaining 29 properties early in the third quarter of 2014.
Results of Operations
As a result of the Cole Merger, we evaluate our operating results by our two business segments, REI and Cole Capital.
REI Segment
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including consolidated joint ventures, as of June 30, 2014 and 2013:

	June 30,
	2014	2013
Number of commercial properties (1)	3,966	1,766
Approximate rentable square feet (in millions) (2)	106.8	25.3
Percentage of rentable square feet leased	98.8%	100%
____________________________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Total Real Estate Investment Revenue
REI revenue increased approximately $289.7 million to $344.6 million for the three months ended June 30, 2014, compared to $54.9 million for the three months ended June 30, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 91% and 96% of total REI revenue during the three months ended June 30, 2014 and 2013, respectively.
Rental Income
Rental income increased approximately $262.1 million to $314.8 million for the three months ended June 30, 2014, compared to $52.7 million for the three months ended June 30, 2013. The increase was primarily due to our net acquisition of 2,153 properties (which excludes 47 properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to June 30, 2013.
Direct Financing Lease Income
Direct financing lease income of $1.2 million was recognized for the three months ended June 30, 2014. Direct financing lease income was primarily driven by our net acquisition of 47 properties comprised of $62.1 million of net investments subject to direct financing leases acquired at the end of or subsequent to the second quarter of 2013. As such, we had no direct financing lease income during the three months ended June 30, 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $26.2 million to $28.5 million for the three months ended June 30, 2014 compared to $2.3 million for the three months ended June 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per the respective lease. Operating expense reimbursements increases were driven by our net acquisition of 2,153 properties subsequent to June 30, 2013.

We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” Cash same store rents on the 815 properties held for the full period in each of the three months ended June 30, 2014 and 2013 increased $0.2 million, or 0.5%, to $44.5 million compared to $44.3 million for the three months ended June 30, 2013, respectively. Same store annualized average rental income per square foot was $9.67 at June 30, 2014 compared to $9.62 at June 30, 2013.
Acquisition Related Expenses
Acquisition related expenses decreased approximately $28.8 million to $8.5 million for the three months ended June 30, 2014, compared to $37.3 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, acquisition costs consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. In addition to the costs above, during the three months ended June 30, 2013, we paid acquisition fees to our Former Manager for acquisitions by ARCT IV. In conjunction with the ARCT IV Merger, it was agreed that our Former Manager would no longer charge acquisition fees.
Merger and Other Transaction Related Expenses
Costs related to various mergers, as well as other transaction costs increased approximately $6.9 million to $13.3 million for the three months ended June 30, 2014, compared to $6.4 million for the three months ended June 30, 2013. The increase in merger and other transaction related expenses was primarily associated with costs incurred for the CCPT Merger and the pending disposition of the Multi-Tenant Portfolio.
Property Operating Expenses
Property operating expenses increased approximately $36.3 million to $39.4 million for the three months ended June 30, 2014, compared to $3.1 million for the three months ended June 30, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the net acquisition of 2,153 rental income-producing properties subsequent to June 30, 2013. The primary property operating expense items are property taxes and repairs and maintenance.
General and Administrative Expenses
General and administrative expenses increased approximately $4.6 million to $7.0 million for the three months ended June 30, 2014, compared to $2.4 million for the three months ended June 30, 2013. The increase in general and administrative expenses was primarily driven by an increase in the REI segment's allocation of compensation expense due to becoming self-managed on January 8, 2014. General and administrative expenses primarily included the REI segment’s share of employee compensation and benefits, including legal, accounting and professional fees and escrow and trustee fees.
Equity Based Compensation Expense
Equity based compensation increased approximately $5.8 million to $9.3 million for the three months ended June 30, 2014, compared to $3.5 million for the three months ended June 30, 2013. The increase was primarily due to equity based compensation expenses related to the multi-year outperformance plan (the “New OPP”), which was entered into upon the Company’s transition to self-management on January 8, 2014, as well as an increase in the amortization of restricted stock for the awards granted subsequent to June 30, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expenses increased approximately $200.4 million to $234.2 million for the three months ended June 30, 2014, compared to $33.8 million for the three months ended June 30, 2013. The increase in depreciation and amortization was primarily driven by our net acquisition 2,153 properties subsequent to June 30, 2013.
Interest Expense, Net
Interest expense, net increased approximately $88.6 million to $99.7 million for the three months ended June 30, 2014, compared to $11.1 million during the three months ended June 30, 2013. The increase in interest expense was due to an increase in the average debt balance of $10.0 billion for the three months ended June 30, 2014 compared to $888.6 million for the three months ended June 30, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions and the issuance of the corporate bonds. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended June 30, 2014 and 2013 was 3.72% and 3.48%, respectively.

Other Income (Expense), Net
Other income (expense) decreased approximately $4.3 million to an expense of $3.1 million for the three months ended June 30, 2014, compared to income of $1.2 million for the three months ended June 30, 2013. Other income (expense) primarily consisted of state and franchise taxes of $2.8 million for the three months ended June 30, 2014. During the three months ended June 30, 2013, we recorded $1.2 million in income from investments.
Gain (Loss) on Derivative Instruments, Net
Gain on derivative instruments for the three months ended June 30, 2014 was $21.9 million, which primarily related to marking the Series D Preferred Stock embedded derivative to fair value. The gain was partially offset by a loss on derivative instruments resulting from marking our derivative instruments to fair value. We recorded a loss on derivative instruments of $40,000 during the three months ended June 30, 2013 that resulted from marking our derivate instruments to fair value.
Loss on Contingent Value Rights
During the three months ended June 30, 2013, we recorded a loss on contingent value rights of of $31.1 million. The loss pertains to the fair value of our obligation to pay certain holders of common stock contingent value rights and preferred stock contingent value rights for the difference between the value of our shares on certain measurement dates and the value of the shares at the time of issuance as set forth in the respective contingent value rights agreements. We did not have any such loss during the six months ended June 30, 2014 as the contingent value rights were settled in the fourth quarter of 2013.
Gain on Disposition of Properties, Net
During the three months ended June 30, 2014, we recorded a gain on the sale of eight properties of $1.5 million. We did not sell any properties during the three months ended June 30, 2013.
Gain on Sale of Investment Securities
No investment securities were sold during the three months ended June 30, 2013 or 2014.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Total Real Estate Investment Revenue
REI revenue increased approximately $513.3 million to $611.1 million for the six months ended June 30, 2014, compared to $97.8 million for the six months ended June 30, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 92% and 96% of total REI revenue during the six months ended June 30, 2014 and 2013, respectively.
Rental Income
Rental income increased approximately $465.6 million to $559.3 million for the six months ended June 30, 2014, compared to $93.7 million for the six months ended June 30, 2013. The increase was primarily due to our net acquisition of 2,153 properties (which excludes 47 properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to June 30, 2013.
Direct Financing Lease Income
Direct financing lease income of $2.2 million was recognized for the six months ended June 30, 2014. Direct financing lease income was primarily driven by our net acquisition of 47 properties comprised of $62.1 million of net investments subject to direct financing leases acquired at the end of or subsequent to the second quarter of 2013. As such, we had no direct financing lease income during the six months ended June 30, 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $45.4 million to $49.6 million for the six months ended June 30, 2014 compared to $4.2 million for the six months ended June 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements increases were driven by our net acquisition of 2,153 properties subsequent to June 30, 2013.

We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” Cash same store rents on the 701 properties held for the full period in each of the six months ended June 30, 2014 and 2013 increased $0.4 million, or 0.6%, to $73.3 million compared to $72.9 million for the six months ended June 30, 2013, respectively. Same store annualized average rental income per square foot was $9.29 at June 30, 2014 compared to $9.24 at June 30, 2013.
Acquisition Related Expenses
Acquisition related expenses decreased approximately $27.3 million to $20.3 million for the six months ended June 30, 2014, compared to $47.6 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, acquisition costs consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. In addition to the costs above, during the six months ended June 30, 2013, we paid acquisition fees to our Former Manager. In conjunction with the ARCT III Merger and ARCT IV Merger, it was agreed that our Former Manager would no longer charge acquisition fees for the respective entities.
Merger and Other Transaction Related Expenses
Costs related to various mergers, as well as other transaction costs increased approximately $91.3 million to $235.5 million for the six months ended June 30, 2014, compared to $144.2 million for the six months ended June 30, 2013. Upon the consummation of the ARCT IV Merger, an affiliate of ARCT IV received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the six months ended June 30, 2014, $78.2 million was recorded for this fee. We issued 6.7 million OP Units to the affiliate as compensation for this fee. In addition, merger and other transaction related expenses consisted of expenses related to the corporate bond issuance and internalization as well as professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the Cole Merger and CCPT Merger, as well as expenses related to the corporate bond issuance and becoming self-managed.
Property Operating Expenses
Property operating expenses increased approximately $63.4 million to $69.0 million for the six months ended June 30, 2014, compared to $5.6 million for the six months ended June 30, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the acquisition of 2,153 rental income-producing properties subsequent to June 30, 2013. The primary property operating expense items are property taxes and repairs and maintenance.
General and Administrative Expenses
General and administrative expenses increased approximately $9.8 million to $13.6 million for the six months ended June 30, 2014, compared to $3.8 million for the six months ended June 30, 2013. The increase in general and administrative expenses was primarily driven by an increase in the REI segment's allocation of compensation expense due to becoming self-managed on January 8, 2014. General and administrative expenses primarily included the REI segment’s share of employee compensation and benefits, including legal, accounting and professional fees and escrow and trustee fees.
Equity Based Compensation Expense
Equity based compensation increased approximately $27.5 million to $31.8 million for the six months ended June 30, 2014, compared to $4.3 million for the six months ended June 30, 2013. The increase was primarily due to equity based compensation expenses related to the New OPP, which was entered into upon the Company’s transition to self-management on January 8, 2014, as well as an increase in the amortization of restricted stock for the awards granted subsequent to June 30, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expenses increased approximately $324.7 million to $385.2 million for the six months ended June 30, 2014, compared to $60.5 million for the six months ended June 30, 2013. The increase in depreciation and amortization was driven by our net acquisition 2,153 properties subsequent to June 30, 2013.

Interest Expense, Net
Interest expense increased approximately $199.3 million to $216.4 million for the six months ended June 30, 2014, compared to $17.1 million during the six months ended June 30, 2013. The increase in interest expense was due to an increase in the average debt balance of $7.0 billion for the six months ended June 30, 2014 compared to $630.9 million for the six months ended June 30, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions and the issuance of the corporate bonds. Additionally, we recorded $32.6 million in interest expense as amortization of deferred financing costs associated with the termination of the Barclays Facility and recorded prepayment fees in connection with the defeasance of mortgage notes payable of $33.5 million during the six months ended June 30, 2014. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the six months ended June 30, 2014 and 2013 was 3.72% and 3.51%, respectively.
Other Income, Net
Other income decreased approximately $5.9 million to a loss of $3.9 million for the six months ended June 30, 2014, compared to income of $2.0 million for the six months ended June 30, 2013. Other income primarily consisted of state and franchise taxes of $2.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2013, we recorded $1.2 million in income from investments.
Gain (Loss) on Derivative Instruments, Net
Gain on derivative instruments for the six months ended June 30, 2014 was $1.7 million, which primarily related to the defeasance of mortgage notes payable that were subject to interest rate swap agreements. See Note 11 — Mortgage Notes Payable to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion. The gain was partially offset by a loss on derivative instruments resulting from marking our derivative instruments to fair value. We recorded a loss on derivative instruments of $45,000 during the six months ended June 30, 2013 that resulted from marking our derivate instruments to fair value.
Gain on Disposition of Properties, Net
During the six months ended June 30, 2014, we recorded a gain on the sale of 25 properties of $4.5 million. We did not sell any properties during the six months ended June 30, 2013.
Gain on Sale of Investment Securities
We recorded a gain on the sale of investment securities of $0.5 million for the six months ended June 30, 2013, which resulted from selling the preferred debt and equity securities that we held. We did not sell any investment securities during the six months ended June 30, 2014.

Cole Capital
Effective February 7, 2014, we consummated the Cole Merger and acquired Cole Capital. As we did not commence operations for Cole Capital until February 7, 2014, comparative financial data is not presented for the three and six months ended June 30, June 30, 2013.
Three Months Ended June 30, 2014
Cole Capital Revenue
Cole Capital revenue for the three months ended June 30, 2014 was $37.4 million. Cole Capital revenue primarily consisted of transaction services revenue of $14.4 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. In addition, we recorded management fees and reimbursements of $13.0 million, which consisted of advisory fees and asset and property management fees of $10.3 million from certain Managed REITs and other programs sponsored by us and reimbursements of $2.7 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs. We also recorded dealer manager and distribution fees, selling commissions and offering reimbursements of $10.0 million, of which $7.1 million was reallowed to participating broker-dealers as discussed below and $2.0 million related to organization and offering expense reimbursements from the Managed REITs.
Cole Capital Reallowed Fees and Commissions
Cole Capital reallowed fees and commissions totaled $7.1 million for the three months ended June 30, 2014. We reallowed $6.1 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the three months ended June 30, 2014 and $1.0 million, or 50.2%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
General and Administrative Expenses
General and administrative expenses were $12.0 million for the three months ended June 30, 2014, which primarily consisted of employee compensation and benefits expense. Other general and administrative expenses included insurance, legal, accounting and professional fees and other operating costs (including rent, supplies and facility maintenance).
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $24.8 million for the three months ended June 30, 2014, which primarily consisted of amortization related to the intangible assets acquired in connection with the Cole Merger of $24.0 million. Depreciation and amortization expenses also includes depreciation and amortization related to leasehold improvements and property and equipment.
Other Income
Other income for the three months ended June 30, 2014 was $9.6 million, which primarily consisted of a benefit from income taxes recorded of $9.7 million related to our TRS. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.
Six Months Ended June 30, 2014
Cole Capital Revenue
Cole Capital revenue for the six months ended June 30, 2014 was $91.5 million. Cole Capital revenue primarily consisted of dealer manager and distribution fees, selling commissions and offering reimbursements of $52.4 million, of which $41.5 million was reallowed to participating broker-dealers as discussed below and $5.9 million related to organization and offering expense reimbursements from the Managed REITs. In addition, we recorded transaction services revenue of $19.0 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $20.1 million, which consisted of advisory fees and asset and property management fees of $15.9 million from certain Managed REITs and other programs sponsored by us and reimbursements of $4.2 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.

Cole Capital Reallowed Fees and Commissions
Cole Capital reallowed fees and commissions totaled $41.5 million for the six months ended June 30, 2014. We reallowed $35.6 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the six months ended June 30, 2014 and $5.9 million, or 50.2%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
General and Administrative Expenses
General and administrative expenses were $31.1 million for the six months ended June 30, 2014, which primarily consisted of employee compensation and benefits expense. Other general and administrative expenses included insurance, legal, accounting and professional fees and other operating costs (including rent, supplies and facility maintenance).
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $39.1 million for the six months ended June 30, 2014, which primarily consisted of amortization related to the intangible assets acquired in connection with the Cole Merger of $38.0 million. Depreciation and amortization expenses also includes depreciation and amortization related to leasehold improvements and property and equipment.
Other Income
Other income for the six months ended June 30, 2014 was $14.8 million, which primarily consisted of a benefit from income taxes recorded of $14.7 million related to our TRS. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.
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
As of June 30, 2014, we had $193.7 million of cash and cash equivalents.
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

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss (in accordance with U.S. GAAP)	$(43,265)	$(72,433)	$(363,920)	$(214,028)
Dividends on Series F Preferred Stock	(17,773)	—	(35,416)	—
Adjusted net loss	(61,038)	(72,433)	(399,336)	(214,028)
Gain on disposition of property	(1,510)	—	(4,489)	(14)
Depreciation and amortization of real estate assets	234,089	33,811	384,988	60,564
Depreciation and amortization of real estate assets in unconsolidated entities	3,120	—	3,722	—
FFO	174,661	(38,622)	(15,115)	(153,478)

Acquisition related	8,453	37,119	20,337	47,446
Merger and other transaction related	13,286	6,393	235,478	144,162
Gain on investment securities	—	—	—	(451)
(Gain) loss on derivative instruments, net	(21,926)	31,174	(1,729)	31,179
Amortization of premiums and discounts on debt and investments	(3,487)	—	(21,812)	—
Amortization of above- and below-market lease assets and liabilities, net	2,133	68	2,491	136
Net direct financing lease adjustments	136	—	527	—
Amortization and write off of deferred financing costs	11,342	2,271	61,256	3,514
Other amortization and depreciation	24,750	—	39,124	—
Loss on early extinguishment of debt	3,985	—	24,804	—
Straight-line rent	(17,413)	(3,059)	(24,933)	(4,568)
Non-cash equity compensation expense	9,338	3,458	31,848	4,339
Proportionate share of adjustments for unconsolidated joint ventures	20	—	782	—
AFFO	$205,278	$38,802	$353,058	$72,279
Capital Markets
On August 1, 2012, we filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of June 30, 2014, we had issued 2.1 million shares of common stock through a registered follow on offering and an ATM offering under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of June 30, 2014, no common stock had been issued under the resale registration statement.
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
On May 28, 2014, we closed on an underwriting agreement relating to a public offering of 138.0 million shares of common stock, par value $0.01 per share. The offering price to public was $12.00 per share. The net proceeds were approximately $1.59 billion after deducting underwriting discounts and commissions, but excluding expenses which include a $2.0 million structuring fee paid to RCS.

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
Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV stockholders. As of June 30, 2014, there were 42,654,919 shares issued and outstanding of Series F Preferred Stock. See Note 17 — Preferred and Common Stock to our consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the Series D and Series F Preferred Stock.
Availability of Funds from Credit Facilities
We, as guarantor, and our OP, as borrower, are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).
On June 30, 2014, the Company and OP entered into an amended and restated credit agreement (the “Agreement”), which increased the available borrowings, extended the term and decreased the interest rates associated with the prior credit facility. At June 30, 2014, the Credit Facility contained a $1.2 billion term loan facility and a $3.2 billion revolving credit facility, of which $1.0 billion and $896.0 million were outstanding, respectively. The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the Company’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the Company’s then current credit rating). The Credit Facility includes an accordion feature, which, if exercised in full, allows the Company to increase the aggregate commitments under the Credit Facility to $6.0 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. At June 30, 2014, the Company had undrawn commitments of $2.7 billion under the Credit Facility.

The Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the Company or the Company), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Agreement. The Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the Company and subject to any breakage fees, the Company may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The Company incurs a fee equal to 0.15% to 0.25% per annum (based upon the Company’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. The Company incurs an unused fee of 0.25% per annum on the unused amount of the delayed draw term loan commitments. In addition, the Company incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
Principal Use of Funds
Acquisitions
Cash needs for property acquisitions will generally be met through proceeds from the public or private offerings of debt and equity, availability on our credit facility and other financings. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire.

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
We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 2 — Mergers and Acquisitions to our consolidated financial statements in this Quarterly Report on Form 10-Q in part through the assumption of outstanding indebtedness, and through a combination of available cash on hand from: (a) a portion of the $896.0 million in net proceeds from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $967.8 million in net proceeds from the sale of the Notes; (c) funds available from the issuance of common stock through our current at-the-market program or any successor program thereto; (d) a portion of the $2.5 billion in net proceeds from the corporate bond offering; (e) financing available under our credit facility; (f) a portion of the $1.59 billion in net proceeds from the sale of ARCP's common stock on May 28, 2014; and (g) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.
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
Loan Obligations
At June 30, 2014, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 41.7%.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2014, we were in compliance with the debt covenants under our loan agreements.
As of June 30, 2014, we had non-recourse mortgage indebtedness of $4.1 billion, which was collateralized by 757 properties. Our mortgage indebtedness bore interest at the weighted average rate of 4.90% per annum and had a weighted average maturity of 6.00 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of June 30, 2014, there was $1.9 billion outstanding on the Credit Facility, of which $881.0 million bore a floating interest rate of 1.50%. There is $1.0 billion outstanding on the Credit Facility which is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the Company’s credit rating, interest on this portion was 2.84% at June 30, 2014. At June 30, 2014, there was up to $2.7 billion available to the Company for future borrowings, subject to borrowing availability.
Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. At June 30, 2014, the Company was in compliance with the debt covenants under all of our loan obligations.

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
On December 10, 2013, we issued $402.5 million of 3.75% Convertible Senior Notes (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of June 30, 2014, the carrying value of the 2020 Notes was $390.7 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at our option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of our common stock per $1,000 principal amount of 2020 Notes.
The Company funds interest payments on the 2018 Notes and 2020 Notes from the OP in accordance with the terms of intercompany notes that have substantially the same terms as the 2018 Notes and the 2020 Notes. The remaining unamortized discount of the 2018 Notes and 2020 Notes totaled $25.0 million as of June 30, 2014.
Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes”, and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The Company used a portion of the net proceeds to partially fund the cash consideration, fees and expenses relating to Cole Merger and repayment of Cole’s credit facility. The Company used the remaining portion of the net proceeds from the offering to repay $900.0 million outstanding under the OP’s prior credit facility and for other general corporate purposes.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Total	July 1, - December 31, 2014	2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$4,125,621	$104,043	$521,724	$774,947	$2,724,907
Interest payments due on mortgage notes payable	1,174,482	102,150	368,120	284,221	419,991
Principal payments due on credit facility	1,896,000	—	—	1,896,000	—
Interest payments due on credit facility	213,190	20,984	95,698	96,508	—
Principal payments due on corporate bonds	2,550,000	—	—	1,300,000	1,250,000
Interest payments due on corporate bonds	391,702	35,750	143,000	93,528	119,424
Principal payments due on convertible debt	1,000,000	—	—	597,500	402,500
Interest payments due on convertible debt	170,633	16,509	66,038	58,569	29,517
Principal payments due on other debt	149,804	54,339	24,378	20,947	50,140
Interest payments due on other debt	78,154	3,438	11,621	8,721	54,374
Payments due on lease obligations	126,397	12,922	21,823	7,918	83,734
Total	$11,875,983	$350,135	$1,252,402	$5,138,859	$5,134,587

Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash provided by operating activities was $33.8 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2014 was mainly due to adjusted net income of $269.8 million (net loss of $363.9 million adjusted for non-cash items including including the issuance of operating partnership units, depreciation and amortization, gain on sale of properties, equity-based compensation, gain on derivative instruments and gain on the early extinguishment of debt totaling $633.7 million, in the aggregate), offset by a decrease in accounts payable and accrued expenses of $134.0 million, a decrease in prepaid and other assets of $62.2 million and a decrease in deferred rent, derivative and other liabilities of $35.3 million.
Net cash used in investing activities for the six months ended June 30, 2014 was $1.9 billion, primarily related to the cash considerations of $755.7 million for the ARCT IV Merger, Cole Merger and CCPT Merger and acquisition of 337 properties for total cash considerations of $1.2 billion. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $95.3 million.
Net cash provided by financing activities was $2.1 billion during the six months ended June 30, 2014 related to proceeds from the issuance of corporate bonds of $2.5 billion, proceeds from mortgage notes payable of $718.3 million and proceeds from the issuance of common stock of $1.6 billion. These inflows were partially offset by repayments net of borrowings from our credit facilities of $1.4 billion, payments on mortgage notes payable of $876.9 million, total distributions paid of $427.5 million and $80.5 million of deferred financing cost payments.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash used in operating activities was $7.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2013 was mainly due to an adjusted net loss of $4.1 million (net loss of $214.0 million adjusted for non-cash items, including the issuance of OP Units, depreciation and amortization, amortization of deferred financing costs, equity-based compensation, loss on held for sale properties, loss on derivative instruments, and gain on sale on investments of $209.9 million, in the aggregate), and a decrease in deferred costs and other assets of $10.3 million, partially offset by an increase in accounts payable and accrued expenses of $4.6 million.
Net cash used in investing activities for the six months ended June 30, 2013 was $2.3 billion, primarily related to the acquisition of 1,011 properties with an aggregate purchase price of $2.1 billion, the purchase of investment securities of $81.5 million, and the investment in direct financing leases of $76.4 million, partially offset by the proceeds from the sales of investment securities of $44.2 million.
Net cash provided by financing activities of $2.3 billion during the six months ended June 30, 2013 related to proceeds net of offering-related costs from the issuance of common stock of $1.8 billion, proceeds from the issuance of preferred stock of $445.0 million, proceeds net of repayments from our credit facilities of $475.4 million million and $29.8 million of contributions from our affiliate. These inflows were partially offset by common stock repurchases of $350.4 million, $40.5 million of deferred financing cost payments, total distributions paid of $90.7 million, and distributions to non-controlling interest holders of $3.1 million.
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
As of June 30, 2014, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying and fair value of $8.7 billion and $9.0 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $233.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $241.6 million.
As of June 30, 2014, our debt included variable-rate debt with an aggregate face value and a carrying value of $1.0 billion. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $9.8 million annually.
As the information presented above includes only those exposures that existed as of June 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

By: /s/ BRIAN S. BLOCK
Brian S. Block
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

By: /s/ LISA P. McALISTER
Lisa P. McAlister
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 29, 2014

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.48*	Employment Offer Letter, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Lisa Pavelka McAlister
10.49*	Employment Agreement, dated as of February 24, 2014, by and between American Realty Capital Properties, Inc. and Richard A. Silfen
10.50*	Agreement of Purchase and Sale, dated as of June 11, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC
10.51*
Amended and Restated Credit Agreement, dated as of June 30, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

10.52*	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 19 of the Securities Exchange Act of 1934

_______________________________________________
* Filed herewith