Form 10-K/A
period 2013-12-31
American Realty Capital Properties, Inc.
filed 2015-03-02
CIK 1507385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35263

AMERICAN REALTY CAPITAL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-2482685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 1100 Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

(800) 606-3610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Stock Market
Series F Preferred Stock, $0.01 par value per share	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 was $2.78 billion.

The number of outstanding shares of the registrant’s common stock on February 27, 2015 was 905,338,684 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement previously delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

Explanatory Note

American Realty Capital Properties, Inc. (the “Company,” “its,” “we,” “our” or “us”) is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2014 (the “Original Filing”) and amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on September 4, 2014, to restate and amend its previously-issued audited consolidated financial statements and related financial information for the fiscal years ended December 31, 2013 and 2012.

This Form 10-K/A also reflects the recasting of the Company’s historical financial statements to present the Company’s January 3, 2014 acquisition of American Realty Capital Trust IV, Inc. (“ARCT IV”), an entity previously deemed to be under common control with the Company, from the earliest period of common control. Recasted audited consolidated financial statements reflecting the Company’s acquisition of ARCT IV were originally filed with the SEC by the Company as an exhibit to its Current Report on Form 8-K dated May 20, 2014.

Concurrently with the filing of this Form 10-K/A, the Company is filing amendments to its Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2014 and June 30, 2014 to restate and amend its previously-issued unaudited consolidated financial statements and related financial information for these periods and the comparable fiscal periods of 2013 (collectively, with this Form 10-K/A, the “Amended Filings”). The Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2014, which is also being concurrently filed, includes restated and amended unaudited consolidated financial statements and related financial information for the fiscal period ended September 30, 2013.

The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the restatement and certain other events that have occurred subsequent to February 27, 2014, the date of the Original Filing:

•	Forward-Looking Statements

•	Part I, Item 1A. Risk Factors

•	Part I, Item 3. Legal Proceedings

•	Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part II, Item 6. Selected Financial Data

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Certain Sections As Restated)

•	Part II, Item 9A. Controls and Procedures

•	Part III

•	Part IV, Item 15. Exhibits, Financial Statement Schedules

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events.

Background

On October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting that the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) had concluded that the previously-issued audited consolidated financial statements and other financial information contained in the Original Filing, the previously issued unaudited financial statements and other financial information contained in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2014 and June 30, 2014, and the Company’s earnings releases and other financial communications for these periods should no longer be relied upon.

The Audit Committee based its conclusion on the preliminary findings of its investigation into concerns regarding accounting practices and other matters that had first been reported to it on September 7, 2014. Promptly after learning of these concerns, the Audit Committee initiated an investigation, which was conducted with the assistance of independent counsel and forensic accountants. The investigation continued after the filing of the October 29 8-K and expanded in scope beyond the concerns initially brought to the Audit Committee’s attention. Certain key findings of the investigation are presented below.

The investigation found that Adjusted Funds From Operations (“AFFO”), a non-GAAP measure presented in the Company’s SEC filings and other financial communications, was overstated for fiscal year 2011, fiscal year 2012, fiscal year 2013 (including each fiscal quarter of 2013) and, as previously disclosed in the October 29 8-K, the first two fiscal quarters of 2014. Senior management considered AFFO to be an important metric used by analysts and investors in evaluating the Company’s performance and, for the first two quarters of 2014, sought to maintain reported AFFO within the 2014 guidance range of $1.13 to $1.19 per share announced at the end of 2013. The overstatements of AFFO were due in part to errors in reflecting amounts attributable to the limited partnership interests in the Company’s operating partnership, ARC Properties Operating Partnership, L.P., held by holders other than the Company (known as non-controlling interests or “NCI”). Prior to the filing of the Quarterly Report on Form 10-Q for the first quarter of 2014, some members of senior management were aware of NCI errors but allowed the report to be filed without completing an analysis of the errors. In the Company’s Quarterly Report on Form 10-Q for the second quarter of 2014, as previously reported in the October 29 8-K, the NCI errors in the first quarter were intentionally not corrected, and other AFFO and financial statement errors were intentionally made, resulting in an overstatement of AFFO and an understatement of the Company’s net loss for the three and six months ended June 30, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 7 of this Form 10-K/A.

The investigation identified certain payments made by the Company to ARC Properties Advisors, LLC (the “Former Manager”) and certain affiliates of the Former Manager that were not sufficiently documented or otherwise warrant scrutiny. The Company has recovered consideration valued at approximately $8.5 million in respect of certain such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery. See Note 19-Related Party Transactions and Arrangements (As Restated) to the consolidated financial statements in this Form 10-K/A.

The investigation found that the agreements relating to equity awards made to Nicholas S. Schorsch and Brian S. Block in connection with the transition from external to internal management of the Company contained provisions that, as drafted, were more favorable to them than the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) had authorized. At the time the awards took effect, Mr. Schorsch was the Company’s Executive Chairman and Chief Executive Officer and Mr. Block was the Company’s Chief Financial Officer. Immediately prior to his resignation from the Company, Mr. Schorsch and the Company agreed that the terms of his equity awards should have been consistent with the Compensation Committee’s authorization. In connection with their resignations from the Company, Mr. Block relinquished all of his equity awards and Mr. Schorsch relinquished all of his equity awards other than 1,000,000 shares of restricted stock, the vesting of which was accelerated. These shares are subject to clawback by the Company if, in any proceeding, after all appeals, Mr. Schorsch is found to have breached his fiduciary duty of loyalty or is found to have committed or admits to fraud or misconduct in connection with his responsibilities as a director or officer of the Company. See “Management Changes” below.

The investigation also found material weaknesses in the Company’s internal control over financial reporting and its disclosure controls and procedures. See “Internal Control Considerations” below.

The Audit Committee believes that the scope and process of its investigation were sufficient to identify matters that could materially affect the Company’s consolidated financial statements and the calculation of AFFO.

Effects of the Restatements and Other Corrections

The restatements contained in this Form 10-K/A and the other Amended Filings correct errors in the consolidated financial statements contained in the original filings that were identified as a result of the Audit Committee investigation as well as additional errors identified as a result of a review performed by the Company’s new management. The restatements also reflect certain adjustments that the Company determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements contained in the original filings were issued. In connection with the restatements, the Company has determined that it would be appropriate to reflect such adjustments. See Note 2 – Restatement of Previously Issued Financial Statements to the consolidated financial statements in this Form 10-K/A.

The Amended Filings also correct errors in the calculation of AFFO contained in the original filings that were identified as a result of the Audit Committee’s investigation or that otherwise reflect restatement adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 7 of this Form 10-K/A.

The following tables summarize the effect of the restatements on certain key items of the Company’s previously issued consolidated financial statements and on its previously issued calculations of AFFO and AFFO per share for the year ended December 31, 2013, the three months ended March 31, 2014 and the three and six months ended June 30, 2014 (amounts in thousands, except for per share data).

	Year Ended December 31, 2013
	As Previously Reported (1)	As Restated	$ Change Fav/(Unfav)	% Change
Selected balance sheet amounts
Total assets	$7,807,979	$7,809,083	$1,104	0.01%
Total liabilities	5,285,446	5,310,556	(25,110)	(0.48)%
Total equity	2,253,234	2,229,228	(24,006)	(1.07)%
Selected statement of operations amounts
Total revenues	$329,878	$329,323	$(555)	(0.17)%
Total operating expenses	640,704	665,228	(24,524)	(3.83)%
Net loss attributable to stockholders	(474,740)	(491,499)	(16,759)	(3.53)%
Selected cash flow amounts
Net cash provided by operating activities	$12,769	$11,918	$(851)	(6.66)%
Net cash used in investing activities	(4,542,759)	(4,541,718)	1,041	0.02%
Net cash provided by financing activities	4,290,140	4,289,950	(190)	—%
Net change in cash and cash equivalents	(239,850)	(239,850)	—	—%
Funds from operations and adjusted funds from operations amounts - net method (2)
Funds from operations	$(263,382)	$(285,076)	$(21,694)	(8.24)%
Adjusted funds from operations	236,374	192,416	(43,958)	(18.60)%
AFFO per share	1.07 (3)	0.87	(0.20)	(18.69)%

(1)	The amounts reflect the recasting of the Company’s historical financial statements to present the effects of the Company’s acquisition of ARCT IV, an entity previously deemed to be under common control with the Company, as if it had been completed at inception, as previously disclosed in the Company’s Current Report on From 8-K, dated May 20, 2014.
(2)	The net method is defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 7 of this Form 10-K/A.
(3)	AFFO per share was not previously reported in the Original Filing, although it was reported in the earnings release related to the year ended December 31, 2013. It has been calculated utilizing the previously reported AFFO and weighted average shares of 221,378,676.

For discussion of the restatement adjustments, see Note 2 – Restatement of Previously Issued Financial Statements to the consolidated financial statements in this Form 10-K/A.

	Three Months Ended March 31, 2014 (Unaudited)
	As Previously Reported	As Restated	$ Change Fav/(Unfav)	% Change
Selected balance sheet amounts
Total assets	$20,480,300	$20,488,095	$7,795	0.04%
Total liabilities	10,950,414	10,974,377	(23,963)	(0.22)%
Total equity	9,260,587	9,244,419	(16,168)	(0.17)%
Selected statement of operations amounts
Total revenues	$320,614	$321,154	$540	0.17%
Total operating expenses	512,851	482,128	30,723	5.99%
Net loss attributable to stockholders	(308,681)	(291,444)	17,237	5.58%
Selected cash flow amounts
Net cash provided by operating activities	$(106,126)	$(122,828)	$(16,702)	(15.74)%
Net cash used in investing activities	(1,212,122)	(1,174,407)	37,715	3.11%
Net cash provided by financing activities	1,348,590	1,327,726	(20,864)	(1.55)%
Net change in cash and cash equivalents	30,342	30,491	149	0.49%
Funds from operations and adjusted funds from operations amounts - net method (1)
Funds from operations	$(183,791)	$(137,960)	$45,831	24.94%
Adjusted funds from operations	147,389	108,892	(38,497)	(26.12)%
AFFO per share (2)	$0.26	$0.19	(0.07)	(26.92)%

(1)	The net method is defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 7 of this Form 10-K/A.
(2)	As previously disclosed in the Company’s quarterly supplemental information furnished on Form 8-K on May 8, 2014.

For discussion of the restatement adjustments, see Note 2 – Restatement of Previously Issued Financial Statements in the Company’s Quarterly Report on Form 10-Q/A for the fiscal period ended March 31, 2014.

	Three Months Ended June 30, 2014 (Unaudited)				Six Months Ended June 30, 2014 (Unaudited)
	As Previously Reported	As Restated	$ Change Fav/(Unfav)	% Change	As Previously Reported	As Restated	$ Change Fav/(Unfav)	% Change
Selected balance sheet amounts
Total assets	$21,315,487	$21,310,496	$(4,991)	(0.02)%	$21,315,487	$21,310,496	$(4,991)	(0.02)%
Total liabilities	10,451,698	10,485,022	(33,324)	(0.32)%	10,451,698	10,485,022	(33,324)	(0.32)%
Total equity	10,594,490	10,556,175	(38,315)	(0.36)%	10,594,490	10,556,175	(38,315)	(0.36)%
Selected statement of operations amounts
Total revenues	$381,981	$382,178	$197	0.05%	$702,595	$703,332	$737	0.10%
Total operating expenses	355,573	353,284	2,289	0.64%	867,301	835,412	31,889	3.68%
Net loss attributable to the Company	(40,328)	(54,720)	(14,392)	(35.69)%	(349,009)	(346,164)	2,845	0.82%
Selected cash flow amounts
Net cash provided by (used in) operating activities	$139,911	$154,021	$14,110	10.08%	$33,785	$31,193	$(2,592)	(7.67)%
Net cash used in investing activities	(734,300)	(777,649)	(43,349)	(5.90)%	(1,946,422)	(1,952,056)	(5,634)	(0.29)%
Net cash provided by financing activities	705,012	735,941	30,929	4.39%	2,053,602	2,063,667	10,065	0.49%
Net change in cash and cash equivalents	110,623	112,313	1,690	1.53%	140,965	142,804	1,839	1.30%
Funds from operations and adjusted funds from operations amounts - gross method (1)
Funds from operations	$174,661	$156,967	$(17,694)	(10.13)%	$(15,115)	$12,163	$27,278	180.47%
Adjusted funds from operations	205,278	185,934	(19,344)	(9.42)%	353,058	300,706	(52,352)	(14.83)%
AFFO per share (2)	$0.24	$0.21	(0.03)	(12.50)%	$0.49	$0.41	(0.08)	(16.33)%

(1)	The gross method is defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 7 of this Form 10-K/A.
(2)	As previously disclosed in the Company’s quarterly supplemental information furnished on Form 8-K on July 29, 2014.

For discussion of the restatement adjustments, see Note 2 – Restatement of Previously Issued Financial Statements in the Company’s Quarterly Report on Form 10-Q/A for the fiscal periods ended June 30, 2014.

Internal Control Considerations

In light of the findings of the Audit Committee’s investigation and a review by the Company in connection with the preparation of the restatements, the Company’s new management re-evaluated the Company’s internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective at December 31, 2013. These material weaknesses had not been remediated, and additional material weaknesses in our internal control over financial reporting existed, at March 31, 2014, June 30, 2014 and September 30, 2014. In addition, at those dates, our disclosure controls and procedures were not effective. The material weaknesses existing at December 31, 2013 and the Company’s plans for remediation are described in Part II, Item 9A – Controls and Procedures in this Form 10-K/A. The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the Audit Committee.

Management Changes

During the fourth quarter of 2014, the following executive officers resigned from all positions with the Company and its subsidiaries: Mr. Schorsch, Executive Chairman of the Board of Directors; Mr. Block, Chief Financial Officer; David S. Kay, Chief Executive Officer and a director; Lisa E. Beeson, President and Chief Operating Officer; and Lisa P. McAlister, Chief Accounting Officer. In connection with their resignations, these individuals relinquished an aggregate of approximately 2.7 million shares of stock as well as all outstanding interests in the Company’s 2014 Outperformance Plan.

Following the resignations of Mr. Block and Ms. McAlister, the Company’s Board of Directors appointed Michael Sodo as Chief Financial Officer and Gavin B. Brandon as Chief Accounting Officer. Following the resignations of Messrs. Schorsch and Kay and Ms. Beeson, the Board of Directors appointed William G. Stanley, who had been serving as Lead Independent Director, as Interim Chairman of the Board and Interim Chief Executive Officer. The Compensation Committee has commenced a search, with the assistance of an independent search firm, for a new independent Chairman of the Board and a new Chief Executive Officer.

Regulatory Investigations and Litigation Related to this Matter

Prior to the filing of the October 29 8-K, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to the filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company are cooperating with these regulators in their investigations.

The Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in response to the October 29 8-K, including class actions, derivative actions and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York and Maryland. For information concerning these lawsuits, see “Risk Factors – New Risk Factors” in Item 1A of this Form 10-K/A and Note 24 – Subsequent Events (As Restated) to the consolidated financial statements contained in this Form 10-K/A.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

For the fiscal year ended December 31, 2013

Forward-Looking Statements (As Restated)

Certain statements included herein are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Properties, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. As used herein, the terms “ARCP,” “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, together with our consolidated subsidiaries, including ARC Properties Operating Partnership, L.P., a Delaware limited partnership of which we are the sole general partner, which we refer to in herein as our “OP”; our “Former Manager” refers to ARC Properties Advisors, LLC, a Delaware limited liability company, our former external manager; “ARC” refers to AR Capital, LLC (formerly known as American Realty Capital II, LLC) and its affiliated companies, which formerly was our sponsor; and “the Contributor” refers to ARC Real Estate Partners, LLC, an affiliate of ARC, which contributed its 100% indirect ownership interests in the properties contributed to our OP in the formation transactions related to our initial public offering, or our IPO, described elsewhere herein, or the formation transactions. During the year ended December 31, 2013, we retained our Former Manager to manage our affairs on a day to day basis and, as a result, were generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. Our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed and since the beginning of the third quarter of 2013, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•	The competition for the type of properties we desire to acquire may cause our dividends and the long-term returns of our investors to be lower than they otherwise would be.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on us.

•	We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to make scheduled payments on our debt obligations.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and as such we may be forced to borrow at higher rates to fund our operations.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may be adversely affected by increases in interest rates or a failure to maintain our OP’s credit rating.

•	We may not be able to integrate the assets and businesses acquired in Recent Acquisitions (defined below) into our existing portfolio or with our business successfully, or may not realize the anticipated benefits within the expected timeframe or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with our Recent Acquisitions that do not fit within our target assets.

•	We may not be able to effectively manage our expanded portfolio and operations following our Recent Acquisitions.

•	We may be affected by risks associated with current and future litigation, including pending and filed securities litigation and governmental inquiries.

•	We may not be able to successfully acquire future properties on advantageous terms.

•	We may not be able to achieve and maintain profitability.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and tenant credit, geographic and industry concentrations.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from our Recent Acquisitions.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•	Once we resume paying a dividend in respect of our common stock, there is no guarantee that such dividend will be paid at a rate equal to or at the same frequency as our previously declared monthly dividend.

•	Our financial condition may be affected by our recent credit rating downgrade which could impact our access to capital and the terms of potential financing.

•	We have material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and we may not be able to remediate such material weaknesses in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods.

•	Failure to timely deliver on or before March 31, 2015 our and the OP’s annual report on Form 10-K for the year ended December 31, 2014 in light of our obligations pursuant to an agreement with the lenders under the Credit Facility and pursuant to the terms of our indentures governing our senior unsecured and convertible notes could result in an event of default.

•	We may not satisfy NASDAQ’s requirements for regaining compliance with its listing rules and, if so, NASDAQ could delist our common stock and Series F Preferred Stock.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K/A.

We use certain defined terms throughout this document that have the following meanings:

We use the term “net lease” throughout this document. Under a net lease, the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and routine maintenance in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for capital expenditures, including the repair or replacement of specific structural and/or bearing components of a property, such as the roof or structure of the building. Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.

We use the term “modified gross lease” throughout this document. Under a modified gross lease, the commercial enterprises occupying the leased property pay base rent plus a proportional share of some of the other costs associated with the property, such as property taxes, utilities, insurance and maintenance.

We use the term “credit tenant” throughout this document. When we refer to a “credit tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “credit tenant” even though it does not have an investment grade credit rating, we do so based on our management’s determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. This determination is based on our management’s substantial experience closing net lease transactions and is made after evaluating all tenants’ due diligence materials that are made available to us, including financial statements and operating data.

We use the term “annualized rental income” throughout this document. When we refer to “annualized rental income,” we mean the rental income under our leases reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by generally accepted accounting principles in the United States (“U.S. GAAP”), which includes the effect of tenant concessions such as free rent, as applicable. We also use the term annualized rental income/net operating income (“NOI”) throughout this document. When we refer to “annualized rental income/NOI” for net leases, we mean rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent as applicable. For modified gross leased properties, NOI is rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property expenses.

When we refer to properties that are net leased on a “medium-term basis,” we mean properties originally leased long term (10 years or longer) that are currently subject to net leases with remaining primary lease terms of generally three to eight years, on average. When we refer to properties that are net leased on a “long-term basis,” we mean properties with remaining primary lease terms of generally 10 years or longer on average.

PART I

Item 1. Business.

Overview

We were incorporated on December 2, 2010 as a Maryland corporation that qualified as a REIT for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our initial public offering (our “IPO”) and our shares of common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP” on September 7, 2011.

We are a self-managed and self-administered real estate company that acquires, owns and operates single-tenant, free-standing commercial real estate properties primarily subject to net leases with high credit quality tenants. We focus on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants and (ii) governmental, quasi-governmental and not-for-profit entities. Our long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases.

Substantially all of our business is conducted through the OP. We are the sole general partner and holder of 96.1% of the equity interests in the OP as of December 31, 2013. As of December 31, 2013, certain of our affiliates and certain unaffiliated investors are limited partners and owners of 3.3% and 0.6%, respectively, of the equity interests in the OP. Under the limited partnership agreement of the OP, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by us, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of our common stock or, at our option, as general partner of the OP, a corresponding number of shares of our common stock. The remaining rights of the holders of OP Units are limited, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have advanced our investment objectives by growing our net lease portfolio through self-origination of property acquisitions and strategic mergers and acquisitions. See Note 3 — Mergers and Acquisitions to the consolidated financial statements.

As of December 31, 2013, excluding one vacant property classified as held for sale, we owned 2,559 properties consisting of 43.8 million square feet, which were 99% leased with a weighted-average remaining lease term of 9.4 years. In constructing our portfolio, we are committed to diversification (by industry, tenant and geography). As of December 31, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 60% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.

Completed Mergers and Major Acquisitions

The following summarizes mergers and portfolio acquisitions that have been consummated since January 1, 2013 (the “Recent Acquisitions”):

American Realty Capital Trust III, Inc. Merger

On December 14, 2012, we entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with American Realty Capital Trust III, Inc. (“ARCT III”) and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III (the “ARCT III Merger”) with and into a subsidiary of ours. The ARCT III Merger was consummated on February 28, 2013. See Note 3 — Mergers and Acquisitions for further discussion of the ARCT III Merger.

Also in connection with the ARCT III Merger, we entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 19 — Related Party Transactions and Arrangements (As Restated) for further discussion.

GE Capital Portfolio Acquisition

On June 27, 2013, we acquired, through subsidiaries of the OP, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties, (the “GE Capital Portfolio”) for a purchase price of $773.9 million, exclusive of closing costs, with no liabilities assumed. The 447 properties are subject to 409 property operating leases, as well as 38 direct financing leases.

During the year ended December 31, 2013, ARCT IV (defined below) acquired, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 924 properties (the “ARCT IV GE Capital Portfolio”) for a purchase price of $1.4 billion, exclusive of closing costs, with no liabilities assumed. The 924 properties are subject to 912 property operating leases, as well as 12 direct financing leases.

CapLease, Inc. Merger

On May 28, 2013, we entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of ours (the “CapLease Merger”). On November 5, 2013, we completed the merger with CapLease based on the terms of the CapLease Merger Agreement. See Note 3 — Mergers and Acquisitions for further discussion of the CapLease Merger.

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, we entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). We consummated the ARCT IV Merger on January 3, 2014. See Note 3 — Mergers and Acquisitions for further discussion of the ARCT IV Merger.

ARCP and ARCT IV, from inception to the ARCT IV Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in us and in ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and had continued to receive fees from us prior to our transition to self-management on January 8, 2014. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires us to present historical financial information as if the entities were combined from the earliest period of common control. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT IV Merger, including the impact of the equity transactions entered to consummate the merger, had occurred at inception.

Fortress Portfolio Acquisition

On July 24, 2013, ARC and another related entity, on our behalf and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase and sale of 196 properties owned by Fortress for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to us (the “Fortress Portfolio”). On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. We closed the acquisition of the remaining 79 properties in the Fortress Portfolio on January 8, 2014, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs. See Note 3 — Mergers and Acquisitions for further discussion of the Fortress Portfolio acquisition.

Cole Real Estate Investments, Inc. Merger

On October 22, 2013, we entered into an Agreement and Plan of Merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a Maryland corporation, and a wholly owned subsidiary of ours. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of ours (the “Cole Merger”). We consummated the Cole Merger on February 7, 2014 (the “Cole Acquisition Date”). See Note 3 — Mergers and Acquisitions for further discussion of the Cole Merger.

Inland Portfolio Acquisition

On August 8, 2013, ARC entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase and sale of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the “Inland Portfolio”) were acquired, in total, by us from Inland for a purchase price of $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to us based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by us and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of December 31, 2013, we had closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. We closed the acquisition of 27 additional properties in the Inland Portfolio subsequent to December 31, 2013. We do not consider it probable that we will close on the remaining property.

Transition to Self-Management

During the year ended December 31, 2013, we retained our Former Manager, a wholly owned subsidiary of ARC, to manage our affairs on a day-to-day basis and, as a result, we were generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it was in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives and the Former Manager agreed to sell us certain assets.

Under the termination agreement, the Former Manager agreed to provide services previously provided under the management agreement with the Former Manager, to the extent required by ARCP, for a tail period of 60 days following January 8, 2014 and received a payment in the amount of $10.0 million for providing such services. In addition, pursuant to a separate transition services agreement, affiliates of the Former Manager agreed to provide certain transition services, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, treasury, insurance and risk management, information technology, telecommunications and Internet and services relating to office supplies for a 60-day term, which may be extended by ARCP. For additional services that were required by ARCP, ARCP paid an hourly rate or flat rate to be agreed on, that did not exceed market rate. See Note 19 — Related Party Transactions and Arrangements (As Restated) and Note 24 — Subsequent Events (As Restated) for further discussion.

Investment Policies

Our primary business objective is to generate dependable monthly cash dividends from a consistent and predictable level of funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) per share and capital appreciation associated with extending expiring leases or repositioning our properties for lease to new credit tenants upon the expiration of a net lease. After consummation of the mergers and acquisitions discussed above, we will own a portfolio that uniquely combines all entities’ portfolio of properties with stable income from high credit quality tenants, with our portfolio, which has substantial growth opportunities. Our long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from the re-leasing of properties that are currently subject to below market leases. We intend to pursue an investment strategy that maximizes current cash flow and achieves sustainable long-term growth. We expect to achieve these objectives by acquiring net leased properties that either (a) have in-place rental rates below current average asking rents in the applicable sub-market and are located in sub-markets with stable or improving market fundamentals or (b) provide a vital location or infrastructure that is essential to the business operations of the tenant, which we believe will give incentive to the existing tenant or a new credit tenant to re-lease the property at a higher rental rate upon the expiration of the existing lease.

Primary Investment Focus

We focus on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment grade or below investment grade ratings and (ii) governmental, quasi-governmental and not-for-profit entities. We intend to invest in properties with tenants that reflect a diversity of industries, geographies and sizes. A significant majority of our net lease investments have been and will continue to be in properties net leased to investment grade tenants, although at any particular time our portfolio may not reflect this. Our properties are primarily located in ’’Main & Main’’ locations in markets that we believe exhibit demographic trends that will support growth. We believe the diversification of our portfolio reduces the risks associated with potential adverse events that may impact any one tenant, industry, asset type or location. We believe our scale will enable us to continue to make significant acquisitions without exposing ourselves to excessive concentration risk. Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.

Under net lease arrangements, tenants enter into long-term leases and pay most of the costs associated with the property and limited day-to-day property management by us is required. As a result, net lease companies are generally able to increase their size and scale with minimal incremental expense. This enables us to take advantage of economies of scale resulting in significant operational efficiencies as we grow. We believe that our focus on net leases has also enabled us to achieve greater tenant and geographic diversification, more stable cash flows, increased liquidity and lower cost of capital.

Investing in Real Property

We invest, and expect to continue to invest, in primarily freestanding, single-tenant retail properties net-leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our management will have substantial discretion with respect to the selection of specific investments, subject to approval of our board of directors.

As of December 31, 2013, after giving effect to the properties owned by ARCT IV which we acquired on January 3, 2014, we owned nearly 2,559 double and triple-net lease assets across property types. As a percentage of rental income, as of December 31, 2013, retail properties represented 54%, office properties represented 27% and distribution properties represented 19% of our total portfolio. Our portfolio is located across 49 states, the District of Columbia and Puerto Rico. Our tenant base is comprised of approximately 486 tenants, which include well-known national as well as regional companies across 55 industries.

The following table lists the tenants whose annualized rental income, on a straight-line basis, represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2013 and 2012:

Tenant	2013		2012
Citizens Bank		*	13.8%
Dollar General		*	12.3%
FedEx		*	10.2%

*	The tenants’ annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

The following table lists the states where we have concentrations of properties where annual rental income, on a straight-line basis, represented greater than 10% of consolidated annualized rental income, on a straight-line basis, as of December 31, 2013 and 2012:

State	2013		2012
Texas	10.7%			*
Illinois		*	11.2%

*	The state’s annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.

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

Investments in Real Estate Mortgages

While our current portfolio consists of, and our business objectives emphasize, equity investments in real estate, we may, at the discretion of our board of directors and without a vote of our stockholders, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. We acquired $97.6 million of mortgage loans and $211.9 million of collateralized mortgage backed securities (“CMBS”), pursuant to the Cole merger and the CapLease merger. Investments in real estate mortgages run the risk that one or more borrowers may default under the mortgages and that the collateral securing those mortgages may not be sufficient to enable us to recoup our full investment. Investments in mortgages are also subject to our policy not to be treated as an “investment company” under the Investment Company Act.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Subject to the asset tests and income tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers (including partnership interests, limited liability company interests, common stock and preferred stock), where such investment would be consistent with our investment objectives, including for the purpose of exercising control over such entities. There are no limitations on the amount or percentage of our total assets that may be invested in any one issuer, other than those imposed by the gross asset tests we must meet in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we would generally divest appropriate securities before any such registration would be required.

Build-to-Suit and Properties under Development

We are also expanding our investment activities beyond the traditional investment in completed properties with tenants in occupancy and paying rents by continuing the build-to-suit program and acquisition of properties under the development of Cole and CapLease. These programs involve acquisition of properties that are not yet developed or are under development. Through the build-to-suit program and acquisition of properties under development or that require substantial refurbishment or renovation, we seek to source investments at higher rates of return relative to completed projects. We believe that by entering into projects with established developer partners, we can provide the capital needed to get projects built, while at the same time, securing long-term investment assets for our company at yields significantly higher than those available for completed properties.

Cole Capital®

We acquired Cole Capital as part of our acquisition of Cole. Cole Capital sponsors and manages direct investment programs, which primarily includes five publicly registered, non-traded REITs. Cole Capital is responsible for managing the day-to-day affairs of the non-traded REITs, identifying and making acquisitions and investments on behalf of the non-traded REITs, and recommending to each of the respective board of directors of the non-traded REITs an approach for providing investors with liquidity. Cole Capital also develops new non-traded REIT offerings, distributes the shares of common stock for the non-traded REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings.

Joint Ventures

We may acquire or enter into joint ventures from time to time, if we determine that doing so would be the most cost-effective and efficient means of raising capital. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have priority over our equity interest in such property.

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

In February 2014, we, through our OP, raised $2.55 billion in unsecured senior notes, and simultaneously with that financing, our credit agreement, which previously had been secured by pledges of interests in property-owning entities, was modified to eliminate these pledges. We intend to continue to emphasize unsecured corporate- or OP-level debt in our financing and seek to reduce the percentage of our assets which are secured by mortgage loans.

When we use mortgage financing, we generally seek to finance our properties with, or acquire properties subject to, long-term, fixed-rate, non-recourse debt, effectively locking in the spread we expect to generate on our properties and isolating the default risk to solely the properties financed. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed. We expect that over time the leverage on net leased properties with medium-term remaining lease durations will be approximately 45% to 55% of the property value. At December 31, 2013, our corporate leverage ratio (total debt outstanding less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 58.1%.

We also may obtain secured or unsecured debt to acquire properties, and we expect that our financing sources will include banks, institutional investment firms, including asset managers, and life insurance companies. Although we intend to maintain a conservative capital structure, with limited reliance on debt financing, our charter does not contain a specific limitation on the amount of debt we may incur and our board of directors may implement or change target debt levels at any time without the approval of our stockholders.

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

Dividend Policy

We intend to pay regular monthly dividends to holders of our common stock, Series D cumulative convertible preferred stock, Series F cumulative redeemable preferred stock and the units of ownership in the OP. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.

In September 2011, our board of directors authorized, and we began paying dividends in October 2011, on the 15th day of each month to common stockholders of record at the close of business on the eighth day of such month. Since October 2011, the board of directors has authorized the following increases in our common stock dividends:

Declaration date	Annualized dividend per share	Distribution date	Record date
September 7, 2011	$0.875	10/15/2011	10/8/2011
February 27, 2012	$0.880	3/15/2012	3/8/2012
March 16, 2012	$0.885	6/15/2012	6/8/2012
June 27, 2012	$0.890	9/15/2012	9/8/2012
September 30, 2012	$0.895	11/15/2012	11/8/2012
November 29, 2012	$0.900	2/15/2013	2/8/2013
March 17, 2013	$0.910	6/15/2013	6/8/2013
May 28, 2013	$0.940	12/13/2013	12/6/2013
October 23, 2013*	$1.000	2/15/2014	2/7/2014

*	The dividend increase was contingent upon, and became effective with, the close of the Cole merger, which was consummated on February 7, 2014.

Commencing on May 31, 2012, we began paying cumulative dividends on the Series A convertible preferred stock monthly in arrears at the annualized rate of $0.77 per share. Commencing on August 15, 2012, we began paying cumulative dividends on the Series B convertible preferred stock monthly in arrears at an annualized rate of $0.74 per share. These dividends were discontinued when the Series A and B convertible preferred stock were converted to common stock in August 2013. Commencing in June 2013, we began paying cumulative dividends on the Series C cumulative convertible preferred stock monthly in arrears at the annualized rate of $0.9104 per share. These dividends were discontinued when the Series C cumulative convertible preferred stock was converted to common stock and cash in November 2013. Commencing in November 2013, we began paying cumulative dividends on the Series D cumulative preferred stock monthly in arrears at the annualized rate of $0.7896 per share.

We have the ability to fund dividends from any source, including borrowing funds and using the proceeds of equity and debt offerings. Dividends made by us will be authorized by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements.

We and our board of directors share a similar philosophy with respect to paying our dividend. The dividend should principally be derived from cash flows generated from real estate operations. The management agreement with our Former Manager, prior to the amendment thereof in connection with the ARCT III Merger, provided for payment of the asset management fee only if the full amount of the dividends declared by us in respect of our OP Units for the six immediately preceding months is equal to or greater than the amount of our AFFO. This condition has been satisfied. Prior to when it was satisfied, our Former Manager waived such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, increased our AFFO so that it equaled the dividends declared by us in respect of our OP Units for the prior six months. For the year ended December 31, 2013, $9.4 million in base management fees were incurred while certain of these fees were waived by our Former Manager that were in excess of certain net income thresholds related to the Company’s operations. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management. See Note 24 — Subsequent Events for further discussion.

As our real estate portfolio matures and one-time acquisition and transaction expenses are significantly reduced, we expect cash flows from operations to cover a more significant portion of our dividends and over time to cover dividends.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2011. We believe that we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. Pursuant to our charter, our board of directors has the authority to make any tax elections on our behalf that, in their sole judgment, are in our best interest. This authority includes the ability to elect not to qualify as a REIT for U.S. federal income tax purposes or, after qualifying as a REIT, to revoke or otherwise terminate our status as a REIT. Our board of directors has the authority under our charter to make these elections without the necessity of obtaining the approval of our stockholders. In addition, our board of directors has the authority to waive any restrictions and limitations contained in our charter that are intended to preserve our status as a REIT during any period in which our board of directors has determined not to pursue or preserve our status as a REIT.

Competition

We are subject to competition in the acquisition of properties and intense competition in the leasing of our properties. We compete with a number of developers, owners and operators of retail, restaurant, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located, in the leasing of our properties. We also may face new competitors and, due to our focus on single-tenant properties located throughout the United States, and because many of our competitors are locally or regionally focused, we will not encounter the same competitors in each region of the United States.

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

Prior to acquisition of a property, we will obtain Phase I environmental reports, or will rely on recent Phase I environmental reports. These reports will be prepared in accordance with an appropriate level of due diligence based on our standards and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property and nearby or adjoining properties. We may also obtain a Phase II investigation which may include limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures.

Employees

As of December 31, 2013, we had 12 employees. On January 8, 2014, we successfully completed our transition to self-management. In connection with becoming self-managed, ARCP terminated its management agreement with its external manager and certain former executives and employees of our Former Manager became our employees. Subsequent to our transition to self-management on January 8, 2014 and including employees from the consummation of the Cole Merger, we had approximately 400 employees.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues are from our consolidated real estate properties. We internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and accordingly, all of our properties are aggregated into one reportable segment. Please see Part IV, Item 15 — Exhibits and Financial Statement Schedules included elsewhere in this annual report for more detailed financial information.

Available Information

We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.arcpreit.com.

Item 1A. Risk Factors (Certain Sections Restated)

This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock.

New Risk Factors in this Form 10-K/A

The following risk factors, which relate to the matters discussed in the Explanatory Note, have been added to this Form 10-K/A. Other than this section, “New Risk Factors in this Form 10-K/A,” the remainder of Item 1A. Risk Factors has not been updated to reflect developments since February 27, 2014, the date of the Original Filing, unless specified “as restated.” However, all Risk Factors not updated should be read in light of the information presented below.

We have not been in compliance with the requirements of the NASDAQ Stock Market for continued listing and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our shareholders.

We have been delinquent in the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “Third Quarter 10-Q”), as a result of which we have not been in compliance with the listing rules of the NASDAQ and are subject to having our stock delisted from trading on NASDAQ. We submitted a compliance plan to NASDAQ on January 12, 2015 and the staff at NASDAQ granted us an exception to file our Third Quarter 10-Q and any other delinquent SEC filings on or before April 15, 2015 in order to enable us to regain compliance with the listing rules. We are filing our Third Quarter 10-Q concurrently with this filing. As a result, we currently believe that we have adequately remedied our current non-compliance with NASDAQ’s listing rules within NASDAQ’s terms of exception. However, there can be no assurance that the NASDAQ will concur that we have remedied our current non-compliance or that we will timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, in either of which case our common stock could remain subject to delisting by NASDAQ. If our common stock were delisted, there can be no assurance whether or when it would again be listed for trading on NASDAQ or any other securities exchange. In addition, the market price of our shares might decline and become more volatile, and our shareholders might find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

Our inability to file and deliver our financial statements and certain other financial deliverables required under the terms of our Credit Agreement and the indentures governing our senior unsecured notes and convertible notes has adversely affected our overall borrowing flexibility, exposed us to actual and potential consequences of default and required us to pay certain additional expenses.

As a result of our failure to deliver our financial statements for the fiscal quarter ended September 30, 2014 and certain other financial deliverables (the “Q3 2014 Financial Information”) required under the terms of the Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of June 30, 2014, by and among the Company, the OP, as the borrower thereunder, the lenders party thereto (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent, the Company and the OP entered into two consent and waiver agreements with respect to the Credit Agreement. On November 12, 2014, the Company and the OP entered into the Consent and Waiver Agreement and First Amendment to Credit Agreement (the “First Consent and Waiver”), which, among other things, provided for an extension for delivery of the Q3 2014 Financial Information until the earlier of five days following the date the company files with the SEC its Third Quarter 10-Q and January 5, 2015, modified certain financial covenants in the Credit Agreement relating to the OP’s indebtedness ratios and added certain other financial maintenance covenants. Based upon our determination that we would not deliver the Q3 2014 Financial Information by January 5, 2015 in accordance with the First Consent and Waiver, the Company and the OP entered into a subsequent Consent and Waiver Agreement (the “Second Consent and Waiver”) on December 23, 2014, which provided for a further extension for delivery of the Q3 2014 Financial Information until the earlier of March 2, 2015 and 45 days following the receipt of a notice of breach or default from the applicable trustee or the requisite percentage of holders under the Company’s and the OP’s respective indentures.

The First Consent and Waiver and the Second Consent and Waiver also, among other things, (i) provided an extension for delivery of the Company’s full year 2014 audited financial statements until the earlier of the fifth day after the date that the Company files its Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2014 and March 31, 2015, (ii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the Company’s revolving facilities and the elimination of a $25 million swingline facility, (iii) provided that until the date that all of the required financial information and other deliverables were delivered, no further loans or letters of credit would be requested by the Company under the Credit Agreement, other than in accordance with the cash flow forecast provided by the Company to the lenders thereunder, (iv) provided that neither the Company nor the OP would pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and provided that the Company and the OP would provide additional financial and other information to the Lenders from time to time. In connection with the First Consent and Waiver and Second Consent and Waiver, the Company and OP paid certain customary fees to the consenting Lenders and agreed to reimburse certain customary expenses of the arrangers. On February 20, 2015, we entered into a third consent (the “Third Consent”) to confirm that certain revisions to the required financial deliverables were agreed with the Lenders.

In addition, in connection with our failure to timely file our Third Quarter 10-Q containing the information required to be included in respect of the OP, which is required to be delivered pursuant to the terms of the senior notes Indenture, dated February 6, 2014, by and among the OP, U.S. Bank National Association, as trustee (the “Trustee”), and the guarantors named therein (the “Indenture”), the Company engaged in discussions with counsel to an ad hoc group of note holders (the “Senior Noteholder Group”), which we have been advised then represented a majority of the aggregate principal amounts outstanding of each of the 2.000% senior notes due 2017, the 3.000% senior notes due 2019 and the 4.600% senior notes due 2024, which, in each case, were issued by the OP and guaranteed by the Company under the Indenture. On January 22, 2015, we announced that we had entered into an agreement in principle, pursuant to which the Senior Noteholder Group agreed not to issue a notice of default, prior to March 3, 2015, for the Company’s failure to timely deliver such Third Quarter 10-Q. In exchange, we agreed to sign a confidentiality agreement with the Senior Noteholder Group’s counsel, pay reasonable and documented fees and out-of-pocket expenses of such counsel up to $300,000, and amend the Indenture to provide that if we have not furnished the required third quarter 2014 information to the Trustee prior to March 3, 2015, then any notice of default in relation to our failure to timely file such information will be deemed to have been given as of January 19, 2015 for purposes of determining the period during which we can cure that failure prior to it becoming an Event of Default (as defined in the Indenture). Such agreement was subsequently definitively documented, and a supplement to the Indenture was entered into on February 9, 2015. The Third Quarter 2014 10-Q will be filed with the SEC concurrently with this filing.

In addition, we announced on January 22, 2015 that we received at our Phoenix, Arizona corporate office notice (the “Notice”) from the trustee under the indentures (the “Convertible Indentures”) governing each of the 3.00% convertible senior notes due 2018 issued by us on July 29, 2013 and the 3.75% convertible senior notes due 2020 issued by us on December 10, 2013 (collectively, the “Convertible Notes”) of our failure to timely deliver our Third Quarter 10-Q, which was required to be delivered pursuant to the terms of the Convertible Indentures. Subsequent to our announcement, we learned that we also received the Notice on January 16, 2015, at an address in New York City that was formerly our principal place of business. Pursuant to the terms of the Convertible Indentures, we have 60 days following receipt of a notice of default to deliver the required financial statements, after which such failure would become an event of default under each of the Convertible Indentures. Our Third Quarter 10-Q will be filed with the SEC concurrently with this filing and such default will be cured upon such filing.

We currently expect to file our Annual Report on Form 10-K for the year ended December 31, 2014, on or prior to March 31, 2015, in compliance with the terms of our Credit Agreement, consents, waivers and amendment described above, and the indentures for our senior and convertible notes; however we cannot assure you that we will so timely file and our failure to do so could expose us to further risks associated with noncompliance with the terms of those agreements.

If we fail to comply with the terms of our financing agreements, including waivers, consents and amendments thereto, were to occur, our business, financial condition, results of operations, cash flows and ability to satisfy our debt service obligations could be materially and adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT dividend requirements imposed by the Code.

The recent downgrades in our credit ratings by Standard & Poor’s and Moody’s could impact our access to capital and materially adversely affect our business and financial condition.

Our credit rating has been downgraded to a non-investment grade credit rating and there can be no assurance that it will not be downgraded further. The current downgrade, and any further downgrade, could adversely affect the amount of capital we can access, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our growth, such an adverse change in our credit rating could have a negative effect on our financial condition and future growth and on transactions in which we must obtain debt capital at an advantageous cost.

As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.

We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until we have timely filed certain periodic reports required under the Securities Exchange Act of 1934 for one year. There can be no assurance when we will meet this requirement, which depends upon our ability to file our periodic reports on a timely basis in the future. Should we wish to register the offer and sale of our securities to the public before we are eligible to do so on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.

The Amended Credit Agreement currently prohibits us and the OP from making distributions in respect of our respective common equity and there can be no assurance as to if, when or at what rate we and the OP will resume common equity distributions.

In connection with our entry into the Second Consent and Waiver, we agreed that, until such time as we have delivered the required financial statements and provided certain other financial deliverables to the lenders under the Amended Credit Agreement, we and the OP would not make distribution payments in respect of our respective common equity. There can be no assurance as to when we will satisfy these requirements. Once we have satisfied these requirements, our Board of Directors intends to reevaluate the reinstatement of a common equity distribution for both us and the OP. There can be no assurance that the reinstated dividends will be paid at rates equal to or at the same frequency as we and the OP previously declared common equity distributions, and any future common equity distributions to be paid by us and the OP to our respective common equity holders may be affected by our reduced borrowing capacity under the Amended Credit Agreement, potentially adversely affecting our ability to make required REIT dividend payments under the Code, which could jeopardize our status as a REIT.

Government investigations may require significant management time and attention, result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.

On November 13, 2014, we received a formal order of investigation from the staff of the SEC, and the SEC has issued subpoenas calling for the production documents. On December 19, 2014, we received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. The U.S. Attorney’s Office for the Southern District of New York has contacted counsel for the Company and counsel for the Audit Committee. We and the Audit Committee are cooperating with these regulators in their investigations. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to the matters described in this Form 10-K/A. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigations and any future government inquiries, investigations or actions. These matters could require us to expend significant management time and incur significant legal and other expenses and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow. If any of these governmental authorities were to commence legal action, we could be required to pay significant penalties and could become subject to injunctions, a cease and desist order and other equitable remedies. We can provide no assurance as to the outcome of any governmental investigation.

ARCP and certain of our current and former officers and directors have been named as defendants in various lawsuits and other proceedings related to the matters described in this Form 10-K/A, and those lawsuits and other proceedings may require significant management time and attention, result in significant legal expenses or damages and have an adverse effect on our business, financial condition, results of operations and cash flows.

Between October 30, 2014 and January 20, 2015, the Company and its current and former officers and directors (along with others) were named as defendants in ten putative securities class action complaints in the United States District Court for the Southern District of New York. At a February 10, 2015 status conference, the court consolidated these actions, appointed a lead plaintiff, designated the complaint filed in Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH), as the consolidated class action complaint, and set a deadline of April 10, 2015 for the defendants to respond to the consolidated class action complaint. The consolidated class action complaint asserts claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The proposed class period runs from May 6, 2013 to October 29, 2014.

In addition, on November 25, 2014, an additional putative securities class action complaint was filed in the Circuit Court for Baltimore County, Maryland, which the Company removed to the United States District Court for the District of Maryland (Northern Division) on December 23, 2014 and seeks to have transferred to the Southern District of New York. This action asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements made in connection with the Company’s securities issued in connection with the Cole Real Estate Investments, Inc. merger. The Company is not yet required to respond to this complaint.

Between November 17, 2014 and January 29, 2015, nine shareholder derivative actions, purportedly in the name and for the benefit of the Company, were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Southern District of New York, the Circuit Court for Baltimore City, Maryland and the Supreme Court of the State of New York. On February 9, 2015 and February 20, 2015, three of the plaintiffs who filed actions in the New York federal court voluntarily dismissed those actions without prejudice. The remaining six actions seek money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the securities class actions negligence and breach of contract. On February 10, 2015, the New York federal court consolidated the New York federal court actions, appointed a lead plaintiff and ordered the lead plaintiff to file a consolidated amended complaint by March 10, 2015. The court also set a deadline of April 3, 2015 for the Company and defendants to respond to the consolidated amended complaint in the consolidated New York federal court action. On February 18, 2015 the parties to the New York state action entered into a stipulation setting a deadline of April 20, 2015 for the Company and defendants. The Company is not yet required to respond to the complaints in the Maryland state court actions.

On December 18, 2014, a former employee, Lisa McAlister, filed a defamation action against the Company and certain of its former officers and directors in the New York Supreme Court, captioned McAlister v. American Realty Capital Properties, Inc., et al., Index No. 162499/2014. On January 26, 2015, ARCP and defendants filed a motion to dismiss plaintiff’s complaint. Subsequently, plaintiff voluntarily dismissed her complaint.

On January 7, 2015, Ms. McAlister also filed a complaint, No. 2-4173-15-016, with the Occupational Safety and Health Administration of the United States Department of Labor. Subsequently, Ms. McAlister voluntarily withdrew her complaint.

On January 15, 2015 and February 20, 2015, the Company and certain of its former directors and officers were named as defendants in two individual securities fraud actions filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”) and Twin Securities, Inc. v. American Realty Capital Properties, Inc., No. 15-cv-1291 (AKH) (the “Twin Securities Action,” and together with the Jet Capital Action, the “Individual Securities Actions”). The Individual Securities Actions seek money damages and assert claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a), 18 and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. At a February 10, 2015 status conference, the court set a deadline of April 10, 2015 for the defendants to respond to the complaint in the Jet Capital Action. The defendants are not yet required to respond to the complaint in the Twin Securities Action.

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K/A, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2013. As disclosed in Item 4 of our Quarterly reports on Form 10-Q/A for the first and second quarters of 2014 and our Third Quarter 10-Q, the material weaknesses in our internal control over financial reporting at December 31, 2013 had not been remediated, and additional material weaknesses in our internal control over financial reporting existed, at March 31, 2014, June 30, 2014 and September 30, 2014. In addition, at those dates, our disclosure controls and procedures were not effective. Finally, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we expect to report our conclusions that our disclosure controls and procedures and internal control over financial reporting were not effective as of that date.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the Audit Committee. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock.

Risks Related to Our Properties and Operations

Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.

We acquire and intend to continue to acquire primarily freestanding, single tenant retail properties net leased primarily to investment grade and other credit tenants. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well capitalized real estate investors, including both publicly-traded REITs and private institutional investment funds including REITs and funds sponsored by the PCM business and these competitors may have greater financial resources than us and a greater ability to borrow funds and acquire properties. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility, proceeds from equity or debt offerings by us or our operating partnership or its subsidiaries and proceeds from property contributions and divestitures, which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.

In addition, our growth strategy includes the disciplined acquisition of properties as opportunities arise. Our ability to acquire properties on satisfactory terms and successfully integrate and operate them is subject to the following significant risks:

•	we may be unable to acquire desired properties because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds;

•	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	competition from other potential acquirers may significantly increase the purchase price of a desired property;

•	we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than-expected rental rates; and

•	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations and cash flow; the per share trading price of our common stock; and our ability to satisfy our debt service obligations and to make dividends to our stockholders could be materially and adversely affected.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations.

Because we compete with a number of real estate operators in connection with the leasing of our properties, the possibility exists that one or more of our tenants will extend or renew its lease with us when the lease term expires on terms that are less favorable to us than the terms of the then-expiring lease, or that such tenant or tenants will not renew at all. Because we depend, in large part, on rental payments from our tenants, if one or more tenants renews its lease on terms less favorable to us, does not renew its lease or we do not re-lease a significant portion of the space made available due to vacancy, our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, the per share trading price of our common stock and our ability to satisfy our debt service obligations could be materially adversely affected.

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

Our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. For example, the downturn in the global economy that commenced in 2008 may have adversely affected, or may in the future adversely affect, one or more of our tenants. If any of our tenants’ business experience significant adverse changes, they may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

If any of the foregoing were to occur, it could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all, which would have a material adverse effect on our results of operations and our financial condition. Furthermore, the consequences to us would be exacerbated if one of our major tenants were to experience an adverse development in their business that resulted in them being unable to make timely rental payments or to default under their lease. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We have entered and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant of which, as of December 31, 2013, on a pro forma basis (including the properties acquired in the Cole Merger and the acquisitions of the Fortress Portfolio and Inland Portfolio after December 31, 2013), are the following:

•	$59.5 million, or 10.7%, of our annualized rental income came from properties located in Texas (1);

•	$35.1 million, or 6.3%, of our annualized rental income came from properties located in Illinois (1);

•	$34.8 million, or 6.3%, of our annualized rental income came from properties located in Pennsylvania (1);

•	$32.1 million, or 5.8%, of our annualized rental income came from properties located in Florida (1); and

•	$28.8 million, or 5.2%, of our annualized rental income came from properties located in California (1).

(1)	Figures were adjusted in order to apply the carryover basis of accounting to include the effects of the merger with ARCT IV, an entity previously deemed to be under common control with the Company, as if it had been completed at the beginning of the period presented.

Any downturn of the economies in one or more of these states, or in any other state in which we, may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to us.

Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.

Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain leases and leases that we may enter into in the future with our tenants, including leases of multi-tenant properties acquired in the Cole Merger, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make dividends to holders of our capital stock may be reduced.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to stockholders.

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

Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases could result in us receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution to our stockholders.

Any of our properties that incurs a vacancy could be difficult to sell or re-lease.

One or more of our properties may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties, including our presently vacant property. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Our properties may be subject to impairment charges.

We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded.

Our real estate investments are relatively illiquid and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

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

As of December 31, 2013, on a pro forma basis (including the properties acquired in the Cole Merger and the acquisitions of the Fortress Portfolio and the Inland Portfolio after December 31, 2013), 40% of our annualized rental income is derived from tenants who do not have investment grade credit ratings from a major ratings agency or are not affiliates of companies having an investment grade credit rating. We also may invest in other properties in the future where the tenant is not rated or the tenant’s credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.

Our investments in properties where the underlying tenant does not have a publicly available credit rating will expose us to certain risks.

When we invest in properties where the underlying tenant does not have a publicly available credit rating, we will rely on our own estimates of the tenant’s credit rating. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

Dividends paid from sources other than our cash flow from operations, particularly from proceeds of financings, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute stockholders’ interests in us, which may adversely affect our ability to fund future dividends with cash flow from operations and may adversely affect stockholders’ overall return.

Our cash flows provided by operations were $11.9 million (as restated) for the year ended December 31, 2013. For the year ended December 31, 2013, our dividends paid of $234.9 million (as restated) were partially funded from cash flows from operations and through $4.3 billion (as restated) from proceeds of financing activities. Additionally, we may in the future pay dividends from sources other than from our cash flow from operations.

Even after our acquisition of properties during 2013 and the ARCT IV Merger, the Cole Merger and the acquisitions of the Fortress Portfolio and the Inland Portfolio, we may not generate sufficient cash flow from operations to pay dividends. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, and/or the sale of additional securities to fund distributions, we may use the proceeds from offerings of securities. Moreover, our board of directors may change our dividend distribution policy, in its sole discretion, at any time. Dividends made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with the applicable offering. We have not established any limit on the amount of proceeds from an offering that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.

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

We disclose FFO and adjusted funds from operations (“AFFO”), a non-GAAP financial measure, including in documents filed with the SEC; however, AFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and AFFO, which is a non-GAAP financial measure. See ’’Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Adjusted Funds from Operations.’’ FFO and AFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and AFFO and GAAP net income differ because one or both FFO and AFFO exclude gains and losses from the sale of property, plus depreciation and amortization, merger related and other non-routine transaction costs, acquisition-related fees and expenses and other non cash charges.

Because of the differences between FFO and AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, AFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

Operating expenses of our properties will reduce our cash flow and funds available for future distributions.

For certain of our properties, including multi-tenant properties acquired in the Cole Merger, we are responsible for some or all of the operating costs of the property. In some of these instances, our leases require the tenant to reimburse us for all or a portion of these costs, either in the form of an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.

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

We have assumed existing liabilities some of which may have been unknown or unquantifiable at the time of the transaction related to our formation transactions, our Recent Acquisitions and certain other property acquisitions, and expect in the future to continue to assume existing liabilities related to our property acquisitions. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, they could adversely affect our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We compete with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which would include funds sponsored by us) offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders may be adversely affected.

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

Our real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions such as the recent global economic downturn;

•	vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants;

•	competition from other real estate investors with significant capital, including other real estate operating companies, REITs and institutional investment funds;

•	reductions in the level of demand for commercial space generally, and freestanding net leased properties specifically, and changes in the relative popularity of our properties;

•	increases in the supply of freestanding single-tenant properties;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•	increases in expenses, including, but not limited to, insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, all of which have an adverse impact on the rent a tenant may be willing to pay us in order to lease one or more of our properties; and

•	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations, cash flow, market price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be materially and adversely affected. We cannot assure you that we will achieve our return objectives.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Based on comments received, a revised exposure was released in May 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.

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

We expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. However, the U.S. and global economic slowdown that commenced in 2008 has resulted in a capital environment characterized by limited availability, increasing costs and significant volatility. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature.

Any additional debt we incur will increase our leverage. Our access to capital will depend upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash dividends; and

•	the market price per share of our common stock.

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

As of December 31, 2013, our aggregate indebtedness was approximately $4.3 billion (as restated). Subsequent to December 31, 2013, we incurred $2.6 billion of indebtedness pursuant to an offering of senior notes in February 2014. After giving effect to the financing and the use of proceeds therefrom, on a pro forma basis (including the properties acquired in the ARCT IV Merger, the Cole Merger and the acquisitions of the Fortress Portfolio and Inland Portfolio after December 31, 2013), our aggregate indebtedness was $10.3 billion. We may incur significant additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property.

We intend to incur additional indebtedness in the future, including borrowings under our existing $2.72 billion credit facility (as of December 31, 2013, under which we have undrawn commitments of $1.9 million (as restated) at February 26, 2014 and which contains an “accordion” feature to allow us, under certain circumstances, to increase the commitments thereunder by $280.0 million). At February 26, 2014, we had $0.8 billion (as restated) of outstanding borrowings under this credit facility.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to make the dividends currently contemplated or necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including as follows:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on satisfactory terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet needs to fund capital improvements and leasing commissions;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	certain of the property subsidiaries’ loan documents may include restrictions on such subsidiary’s ability to make dividends to us;

•	we may be unable to hedge floating-rate debt, counterparties may fail to honor their obligations under our hedge agreements, these agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements, we would be exposed to then-existing market rates of interest and future interest rate volatility;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•	requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	putting us at a disadvantage compared to our competitors with less indebtedness.

If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in our credit facility), we may automatically be in default under any other loan or indenture that has cross-default provisions (including our credit facility), and further borrowings under our credit facility will be prohibited, outstanding indebtedness under our credit facility, our indenture or such other loans may be accelerated, and to the extent our credit facility, our indenture or such other loans are secured, directly or indirectly by any properties or assets, lenders or trustees under our credit facility, our indenture or such other loans may foreclose on the collateral securing such indebtedness as a result. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements or indentures, could adversely affect our financial condition and operating results.

If any one of these events were to occur, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders could be materially and adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT dividend requirements imposed by the Code. See also “Our inability to file and deliver our financial statements and certain other financial deliverables required under the terms of our Credit Agreement and the indentures governing our senior unsecured notes and convertible notes has adversely affected our overall borrowing flexibility, exposed us to actual and potential consequences of default and required us to pay certain additional expenses.”

Our existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders. (As Restated)

We are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our dividend and operating policies and our ability to incur additional debt. Indentures and loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, certain operating covenants that limit our ability to further incur indebtedness or discontinue insurance coverage. In addition, future agreements may contain, and any future company credit facilities and indentures likely will contain, financial covenants, including certain coverage ratios, and negative covenants, including limitations on our ability to incur secured and unsecured debt, make dividends, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Specifically, our ability to make distributions may be limited by our credit facility, pursuant to which our distributions may not exceed the greater of (i) 105% of our FFO, as adjusted for certain items, the most significant of which are acquisition and merger related expenses, in 2013, and 95% thereafter or (ii) the amount required for us to qualify and maintain our status as a REIT. Covenants under any future indebtedness may restrict our ability to pursue certain business initiatives or certain acquisition transactions. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under or accelerate some or all of our indebtedness, which would have a material adverse effect on us. See “The Amended Credit Agreement currently prohibits us and the OP from making distributions in respect of our respective common equity and there can be no assurance as to if, when or at what rate we and the OP will resume common equity distributions” and Note 24 — Subsequent Events (As Restated) for further discussion.

The indenture governing our senior notes and the credit agreement governing our credit facility contain restrictive covenants that limit our operating flexibility.

The indenture governing our senior notes and the agreement governing our credit facility require us to meet specified financial and operating covenants, including financial maintenance covenants with respect to maximum consolidated leverage ratio, maximum secured recourse indebtedness, minimum fixed charge coverage, minimum borrowing base interest coverage, maximum secured leverage, minimum tangible net worth and maximum variable rate indebtedness and borrowing base asset value ratio. In addition, our credit facility contains certain customary negative covenants that restrict the ability of our OP to incur secured and unsecured indebtedness. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing our senior notes and the credit agreement governing our credit facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. Any failure to comply with these financial maintenance covenants and negative covenants would constitute a default under our credit facility and/or senior note indenture, as applicable and would prevent further borrowings under our credit facility, and could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it. See also “Our inability to file and deliver our financial statements and certain other financial deliverables required under the terms of our Credit Agreement and the indentures governing our senior unsecured notes and convertible notes has adversely affected our overall borrowing flexibility, exposed us to actual and potential consequences of default and required us to pay certain additional expenses.”

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

Increases in interest rates would increase our debt service costs, may adversely affect any future refinancing of our debt and our ability to incur additional debt, and could adversely affect our financial condition, cash flow and results of operations.

Certain of our borrowings bear interest at variable rates, and we may incur additional variable-rate debt in the future. Increases in interest rates would result in higher interest expenses on our existing unhedged variable rate debt, and increase the costs of refinancing existing debt or incurring new debt. Additionally, increases in interest rates may result in a decrease in the value of our real estate and decrease the market price of ARCP’s common stock and could accordingly adversely affect our financial condition, cash flow and results of operations.

A downgrade in our credit ratings could materially adversely affect our business and financial condition.

We received credit ratings for our senior notes from Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services. We plan to manage our operations to maintain these credit ratings with a capital structure consistent with or better than our current profile, but there can be no assurance that we will be able to maintain the current credit ratings. Any downgrades in terms of ratings or outlook by any of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity and the trading price of the notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.

The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth which, if significantly slower than expected, could have a negative impact on the performance of our investment portfolio.

The U.S. economy is in its fourth year of recovery from a severe global recession and the commercial real estate markets stabilized and began to recover in 2011. Based on moderate economic growth in the future, and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors over the next two years. Nevertheless, this ongoing economic recovery remains fragile, and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected as a result of reduced tenant demand. A severe weakening of the economy or a renewed recession could also lead to higher tenancy default and vacancy rates, which could create an oversupply of rentable space, increased property concessions and tenant improvement expenditures and reduced rental rates to maintain occupancies. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of your investment.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.

We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance. We have selected policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under our loan agreements. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders may be materially and adversely affected.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

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

Our PCM business, which was acquired from Cole, is subject to risks that are particular to their role as sponsor and dealer manager for direct investment program offerings.

Our PCM business, including Cole Capital Corporation, which was Cole’s broker-dealer subsidiary and is a wholesale broker-dealer registered with the SEC and a member firm of FINRA, is subject to various risk and uncertainties that are common in the securities industry. Such risks and uncertainties include:

•	the volatility of financial markets;

•	extensive governmental regulation;

•	litigation; and

•	intense competition.

Our PCM business, which involves sponsoring and distributing interests in direct investment programs, will depend on a number of factors including our ability to enter into agreements with broker-dealers and independent investment advisors who will sell interests to their clients, our success in investing the proceeds of our offering, managing the properties acquired and generating cash flow to make distributions to investors in our direct investment programs and our success in entering into liquidity event for the direct investment programs. We are subject to competition from other sponsors and dealer-managers of direct investment programs and other investments, and there can be no assurance that this business will be successful.

Sponsorship of non-traded REITs also involves risks relating to the possibility that such programs will not receive capital at the levels and timing that are anticipated and that sufficient capital will not be raised to repay investments of cash in, and loans to, such non-traded REITs needed to meet up-front costs, the initial breaking of escrow and the acquisition of properties will not be made, as well as risks relating to competition from other sponsors of other similar programs.

In addition, our PCM business is subject to risks that are particular to its function as a wholesale broker-dealer and sponsoring non-traded REITs. For example, the broker-dealer provides substantial promotional support to broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other mass forms of communication. Due to our PCM business acting as a sponsor of non-traded REITs and the volume of materials that Cole Capital Corporation may provide throughout the course of an offering, much of which may be scrutinized by regulators. We and Cole Capital Corporation may be exposed to significant liability under federal and state securities laws. Additionally, Cole Capital Corporation may be subject to fines and suspension from the SEC and FINRA.

Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.

Our broker-dealer subsidiary is required to maintain certain levels of minimum net capital subject to the SEC’s net capital rule. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all the activities of a broker-dealer. Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and it may be subject to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our broker-dealer’s ability to expand or even maintain its present levels of business, which could have a material adverse effect on its business of sponsoring and distributing interests in direct investment programs. In addition, our broker-dealer subsidiary may become subject to net capital requirements in other foreign jurisdictions in which it operates. We cannot predict its future capital needs or its ability to obtain additional financing.

Broker-dealers and other financial services firms are subject to extensive regulations and increased scrutiny.

The financial services industry is subject to extensive regulation by U.S. federal, state and international government agencies, as well as various self-regulatory agencies. Recent turmoil in the financial markets has contributed to significant rule changes, heightened scrutiny of the conduct of financial services firms and increasing penalties for rule violations. Our broker-dealer subsidiary may be adversely affected by new laws or rules or changes in the interpretation of existing rules or more rigorous enforcement. Significant new rules are developing under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Some of these rules could impact our broker-dealer subsidiary’s business, including through the potential implementation of a more stringent fiduciary standard for brokers and enhanced regulatory oversight over incentive compensation.

Our broker-dealer subsidiary also may be adversely affected by other evolving regulatory standards, such as those relating to suitability and supervision. Legal claims or regulatory actions against our broker-dealer subsidiary also could have adverse financial effects on us or harm our reputation, which could harm our business prospects.

Our broker-dealer subsidiary, which is registered as a broker-dealer under the Exchange Act and is a member of FINRA, is subject to regulation, examination and supervision by the SEC, FINRA, other self-regulatory organizations and state securities regulators. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities’ capital adequacy, record-keeping and the conduct and qualification of officers, employees and independent contractors. Failure by our broker-dealers to comply with applicable laws or regulations could result in censures, penalties or fines, the issuance of cease and desist orders, the suspension or expulsion from the securities industry of any such broker-dealer, or its officers, employees or independent contractors or other similar adverse consequences. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 mandates that financial institutions, including broker-dealers and investment advisors, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. Our broker-dealer subsidiary has established AML programs but there can be no assurance of the effectiveness of these programs. Failure to comply with AML requirements could subject our broker-dealer subsidiary to disciplinary sanctions and other penalties. Financial services firms must also comply with applicable privacy and data protection laws and regulations, including SEC Regulation S-P and applicable provisions of the 1999 Gramm-Leach-Bliley Act, the Fair Credit Reporting Act of 1970 and the 2003 Fair and Accurate Credit Transactions Act. Any violations of laws and regulations relating to the safeguarding of private information could subject our broker-dealer subsidiary to fines and penalties, as well as to civil action by affected parties.

We are subject to risks relating to mortgage loans, bridge loans, mezzanine loans, CMBS and real estate-related securities.

In connection with the Cole and Caplease Mergers, we acquired interests in mortgage loans, bridge loans, mezzanine loans, CMBS and other types of real estate-related securities. In addition, we may continue to make similar investments, which will subject us to risks relating to these types of loans and securities.

We are subject to risks relating to mortgage, bridge or mezzanine loans.

Investing in mortgage, bridge or mezzanine loans involves risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.

We are subject to risks relating to real estate-related securities in general.

Investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein, including risks relating to rising interest rates.

Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If we determine that it is advantageous to us to make the types of investments in which we do not have experience, we intend to employ persons, engage consultants or partner with third parties that have, in our opinion, the relevant expertise necessary to assist us in evaluating, making and administering such investments.

We are subject to risks relating to CMBS.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. CMBS are issued by investment banks, not financial institutions, and are not insured or guaranteed by the U.S. government.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

The value of CMBS can be negatively impacted by any dislocation in the mortgage-backed securities market in general. Currently, the mortgage-backed securities market is suffering from a severe dislocation created by mortgage pools that include sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.

Our build-to-suit program is subject to additional risks related to properties under development.

The businesses we acquired in each of the Cole and CapLease Mergers engage in build-to-suit programs and acquisition of properties under development. In connection with these businesses, we enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may continue this business.

As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for newly developed properties, we anticipate that it will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that it will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit, the development company typically will not have acquired title to any real property and there is a risk that its earnest money deposit made to the development company may not be fully refunded.

Risks Related to Our Organization and Structure

The supermajority voting requirements applicable to our board of directors in connection with our consolidation, merger, sale of all or substantially all of our assets or our engaging in a share exchange will limit our independent directors’ ability to influence such corporate matters.

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

We have agreed with the Contributor, an affiliate of ARC, to indemnify it against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the continuing properties acquired by us in the formation transactions, in a taxable transaction. However, we can sell these properties in a taxable transaction if we pay the Contributor cash in the amount of its tax liabilities arising from the transaction and tax payments. These tax protection provisions apply until September 6, 2021, which is the 10th anniversary of the closing of our IPO. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for the Contributor to guarantee. We agreed to these provisions in order to assist the Contributor in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.

Tax consequences to holders of OP units upon a sale or refinancing of our properties may cause the interests of our principals to differ from the interests of our other stockholders.

As a result of the unrealized built-in gain that may be attributable to one or more of the contributed properties at the time of contribution in connection with the formation transactions, some holders of OP units, including the Contributor, an affiliate of ARC, may experience different tax consequences than holders of our capital stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all, than those that would be in the best interests of our stockholders taken as a whole.

We continue to rely on services provided by our Former Manager for certain administrative services.

While we have terminated our management agreement with our Former Manager, our Former Manager continues to provide us with certain administrative services, including transaction management services, under agreements which continue in effect following our transition to self-management. Affiliates of our Former Manager have not agreed to dedicate specific personnel to providing these services. Accordingly, we continue to rely on affiliates of the Former Manager for services required to execute our business plan.

We are a holding company with no direct operations. As a result, we rely on funds received from our operating partnership to pay liabilities and dividends, our stockholders’ claims will be structurally subordinated to all liabilities of our operating partnership and our stockholders do not have any voting rights with respect to our operating partnership’s activities, including the issuance of additional OP units.

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

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

As of December 31, 2013, we owned approximately 96.1% of the OP units in our operating partnership. However, our operating partnership may issue additional OP units in the future. Such issuances could reduce our ownership percentage in our operating partnership. Because our stockholders will not directly own any OP units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of our operating partnership.

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

Certain rights which are reserved to our stockholders may allow third parties to enter into business combinations with us that are not in the best interest of the stockholders without negotiating with our board of directors.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of requiring a third party seeking to acquire us to negotiate with our board of directors, including:

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

As permitted by the MGCL, our board of directors has by resolution exempted business combinations (1) between us and any person, provided that such business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such person) and (2) between us and ARC, our Former Manager, our operating partnership or any of their respective affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to such business combinations. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interest of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. This resolution, however, may be altered or repealed in whole or in part at any time by our board of directors. If this resolution is repealed, or our board of directors does not otherwise approve a business combination with a person other than ARC, our Former Manager, our operating partnership or any of their respective affiliates, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

We are the sole general partner of our operating partnership, and, as such, will have fiduciary duties to our operating partnership and the limited partners in the operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partnership agreement of our operating partnership provides that, in the event of a conflict between the duties owed by our directors to our company and the duties that we owe, in our capacity as the sole general partner of our operating partnership, to such limited partners, our directors are under no obligation to give priority to the interests of such limited partners. In addition, those persons holding OP units will have the right to vote on certain amendments to the limited partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of us in our capacity as sole general partner of the operating partnership in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the limited partnership agreement, without their consent, even though modifying such rights might be in the best interest of our stockholders generally.

We had never operated as a REIT prior to making our initial REIT election for the year ended December 31, 2011 and have only recently begun operating as a public company and, therefore, we cannot assure you that we will successfully and profitably operate our business in compliance with the regulatory requirements applicable to REITs and to public companies.

We had never operated as a REIT prior to making our initial REIT election for the year ended December 31, 2011. Also, we have only operated as a public company beginning the date of the closing of our IPO on September 6, 2011. In addition, certain members of our board of directors and certain of our executive officers have no experience in operating a publicly traded REIT that is traded on a securities exchange other than in connection with our operations. We cannot assure you that we will be able to successfully operate our company as a REIT or a publicly traded company, including satisfying the requirements to timely meet disclosure requirements and complying with the Sarbanes-Oxley Act, including implementing effective internal controls. Failure to maintain our qualification as a REIT or comply with other regulatory requirements would have an adverse effect on our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.

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

ARCP may incur adverse tax consequences if ARCT III , CapLease, ARCT IV or Cole has failed qualify as a REIT for U.S. federal income tax purposes.

If ARCT III, CapLease, ARCT IV or Cole has failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to the ARCT III Merger, the CapLease Merger, the ARCT IV Merger and the Cole Merger, respectively, ARCP may inherit significant tax liabilities and could lose ARCP’s REIT status should disqualifying activities continue after the mergers.

We could incur liability as a result of a lawsuit to which Cole is subject in connection with the merger between Cole and Cole Holdings Corporation (“Cole Holdings”), pursuant to which Cole became a self-managed REIT.

Three outstanding putative class action and/or derivative lawsuits, which were filed earlier this year, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings, pursuant to which Cole became a self-managed REIT. The Court in one of the lawsuits has granted defendants’ motion to dismiss with prejudice, but the plaintiffs have filed a notice of appeal of this dismissal. The other two lawsuits, which also purport to assert claims under the Securities Act, are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014.

Whether or not any plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect our operations.

We could incur liability as a result of an adverse judgment in litigation challenging one or more of our Recent Acquisitions, including the Cole Merger and the Caplease Merger and the ARCT III Merger.

Stockholders of Cole have filed lawsuits and may file additional lawsuits challenging the Cole Merger, which name and may name ARCP as a defendant. To date, eleven such lawsuits have been filed. Two putative class actions have been filed in in the U.S. District Court of Arizona, captioned as: (i) Wunsch v. Cole Real Estate Investment, Inc., et al.; and (ii) Sobon v. Cole Real Estate Investments, Inc., et al. Eight other putative stockholder class action lawsuits have been filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole Real Estate Investments, Inc., et al.; (ii) Branham v. Cole Real Estate Investments, Inc., et al.; (iii) Wilfong v. Cole Real Estate Investments, Inc., et al.; (iv) Polage v. Cole Real Estate Investments, Inc., et al.; (v) Flynn v. Cole Real Estate Investments, Inc., et al.; (vi) Corwin v. Cole Real Estate Investments, Inc., et al.; (vii) Green v. Cole Real Estate Investments, Inc., et al.; and (viii) Morgan v. Cole Real Estate Investments, Inc., et al. (collectively, the ‘‘Baltimore Actions’’). All of these lawsuits name ARCP, Cole and the Cole board of directors as defendants. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff, the other public stockholders of Cole and to Cole, and that certain entity defendants aided and abetted those breaches. In addition, certain lawsuits claim that the individual defendants breached their duty of candor to our stockholders and the Branham, Polage and Flynn lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The eight Baltimore Actions were consolidated on December 12, 2013. The Wunsch and Sobon lawsuits, which were consolidated by court order on January 17, 2014, also allege that the joint proxy statement filed in relation to the Cole Merger contains materially incomplete and misleading disclosures in violation of Sections 14(a) and 20(a) of the Exchange Act. Among other remedies, the complaints seek money damages, costs and attorneys’ fees.

On January 10, 2014, solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing, ARCP, Cole and the other named defendants in the Baltimore Actions entered into a memorandum of understanding with the plaintiffs in the Baltimore Actions to settle the cases. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to ARCP’s and Cole’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled by the court to consider the fairness, reasonableness, and adequacy of the settlement. In the event the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Cole Merger, the Cole Merger Agreement and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel in the Baltimore Actions will file a petition in the court for an award of attorneys’ fees and expenses to be paid by ARCP, which the defendants may oppose. ARCP will pay or cause to be paid any attorneys’ fees and expenses awarded by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

One additional putative class action has been filed in the Supreme Court of New York, captioned as: Realistic Partners v. Schorsch et al. (the ‘‘Realistic Partners Action’’). This lawsuit names ARCP, the ARCP board of directors and Cole as defendants. The named plaintiff claims to be an ARCP stockholder and purports to represent all holders of ARCP’s stock. The complaint generally alleges that ARCP and the individual defendants breached a fiduciary duty of candor allegedly owed to plaintiff and to the other public stockholders of ARCP, and that Cole aided and abetted those breaches. On January 17, 2014, solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing, ARCP, Cole and the other named defendants in the Realistic Partners Action entered into a memorandum of understanding with the plaintiff in the Realistic Partners Action to settle the case. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to ARCP’s and Cole’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled by the court to consider the fairness, reasonableness, and adequacy of the settlement. In the event the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Cole Merger, the Cole Merger Agreement, and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel in the Realistic Partners Action will file a petition in the court for an award of attorneys’ fees and expenses to be paid by ARCP, which the defendants may oppose. ARCP will pay or cause to be paid any attorneys’ fees and expenses awarded by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

A number of lawsuits by CapLease’s stockholders have been challenging the CapLease Merger, some of which name ARCP and the OP as defendants. Additionally, a lawsuit was commenced on behalf of holders of a series of CapLease’s preferred stock in connection with the CapLease Merger alleging that the conversion of such preferred stock pursuant to the terms of the CapLease Merger Agreement was prohibited by the Articles Supplementary classifying and designating such preferred stock.

After the announcement of the ARCT III Merger Agreement, Randell Quaal filed a putative class action lawsuit on January 30, 2013 against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court of the State of New York. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by the memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.

We cannot assure you as to the outcome of these lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Whether or not any plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business.

Our future results will suffer if we do not effectively manage our expanded portfolio and operations following the Recent Acquisitions.

Following the Recent Acquisitions, we have an expanded portfolio and operations and likely will continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

ARCP has a history of operating losses and cannot assure you that it will achieve profitability.

Since ARCP’s inception in 2010, ARCP has experienced net losses (calculated in accordance with GAAP) each fiscal year and, as of December 31, 2013, had an accumulated deficit of $878.0 million (as restated). The extent of ARCP’s future operating losses and the timing of when ARCP will achieve profitability are uncertain, and depends on the demand for, and value of, ARCP’s portfolio of properties and ARCP may never achieve or sustain profitability.

ARCP may be unable to integrate the recently acquired GE Capital, Fortress and Inland Portfolios into ARCP’s existing portfolio or CapLease’s, ARCT IV’s and Cole’s businesses with ARCP’s business successfully and realize the anticipated synergies and related benefits of the Mergers, and acquisition of the GE Capital Portfolio and other pending acquisitions or do so within the anticipated timeframe.

ARCP’s consummation of the CapLease Merger, the ARCT IV Merger and the Cole Merger, involves the combination of companies that, prior to the consummation thereof, operated as independent companies. Additionally, ARCP recently acquired the GE Capital, Fortress and Inland Portfolios. ARCP may be required to devote significant management attention and resources to integrating ARCP’s business practices and operations with those of CapLease, ARCT IV and Cole and the acquired GE Capital, Inland and Fortress Portfolios as well as the Inland Portfolio. Potential difficulties ARCP may encounter in the integration process include the following:

•	the inability to successfully combine ARCP’s business with CapLease’s, ARCT IV’s or Cole’s business or the GE Capital, Inland and Fortress Portfolios into ARCP’s portfolio, in each case in a manner that permits the combined company to achieve the anticipated cost savings, which would result in the anticipated benefits of the mergers and the acquisition of the Inland and Fortress Portfolios not being realized in the timeframe anticipated or at all;

•	the complexities associated with managing the combined business out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining companies with different histories, cultures, potential regulatory restrictions, markets and tenant bases;

•	the failure to retain ARCP’s key employees or those of any of ARCT IV, CapLease or Cole;

•	the inability to divest certain CapLease or Cole assets not fundamental to ARCP’s business;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the combinations; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and acquisition of the Inland and Fortress Portfolios and integrating operations.

For all these reasons, our stockholders should be aware that it is possible that the integration process following the Recent Acquisitions could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of such transactions, or could otherwise adversely affect the business and our financial results.

ARCP cannot assure our stockholders that it will be able to continue paying distributions at the same rate as in the past. (As Restated)

ARCP will reevaluate a reinstatement of the dividend on its common stock at a rate that is in line with its industry peers. ARCP’s stockholders may not receive the same distributions for various reasons, including the following:

•	ARCP may determine to change its current dividend rate;

•	as a result of the mergers and the issuance of shares of ARCP’s common and preferred stock in connection with the mergers, the total amount of cash required for ARCP to pay distributions at its current rate will increase;

•	ARCP may not have enough cash to pay such distributions due to changes in ARCP’s cash requirements, capital spending plans, cash flow or financial position;

•	decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the ARCP Board, which reserves the right to change ARCP’s dividend practices at any time and for any reason;

•	ARCP may desire to retain cash to maintain or improve its credit ratings;

•	the amount of distributions that ARCP’s subsidiaries may distribute to ARCP may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur;

•	ARCP is subject to certain restrictions on borrowing and on paying dividends on its common stock pursuant to the Amended Credit Agreement.

ARCP’s stockholders have no contractual or other legal right to distributions or dividends that have not been declared.

Our net income per share and FFO per share in the near term may decrease as a result of us becoming self-managed.

We completed our transition to self-management in January 2014. While we will no longer bear the external costs of the various fees and expenses paid to our Former Manager, subsequent to becoming self-managed, net income per share and FFO per share in the near term may decrease as a result of us becoming self-managed, due to increased expenses related to being self-managed, including expenses for compensation and benefits of our officers and other employees, which previously were paid by our Former Manager. Therefore, the exact amount of savings to us, if any, from becoming self-managed cannot reasonably be estimated. If the expenses we assume as a result of us becoming self-managed are higher than we anticipate, our net income per share and FFO per share may be lower as a result of us becoming self-managed than we otherwise would have been, potentially causing our net income per share and FFO per share to decrease.

In connection with us becoming self-managed, we may become exposed to risks to which we have not historically been exposed.

In connection with us becoming self-managed, we may be exposed to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management and other fees previously paid to our Former Manager and its affiliates, our direct overhead, on a consolidated basis, will increase as a result of us becoming self-managed. Prior to us becoming self-managed, the responsibility for such overhead was borne by our Former Manager.

Prior to us becoming self-managed, we did not have separate facilities, communications and information systems nor did we directly employ very many employees; our Former Manager formerly provided such amenities. As a result of us becoming self-managed, we now will lease office space, have our own communications and information systems and directly employ a staff. Any failure of our employees or infrastructure to provide these services after self-management could adversely affect our operations. Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could have a material adverse effect on our financial condition and operating results. Additionally, as a direct employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

Furthermore, pursuant to our Recent Acquisitions, we will also be combining the facilities and personnel of the companies acquired pursuant to our Recent Acquisitions. In particular, as a result of the Cole Merger, we will significantly increase the number of our employees, including the addition of employees who will become our senior officers, and significantly increase the facilities at which our business operates. We will face potential difficulties in effecting our self-management and integrating these businesses, including those described under “ –ARCP may be unable to integrate the recently acquired GE Capital, Fortress and Inland Portfolios into ARCP’s existing portfolio or CapLease’s, ARCT IV’s and Cole’s businesses with ARCP’s business successfully and realize the anticipated synergies and related benefits of the Mergers, and acquisition of the GE Capital Portfolio and other pending acquisitions or do so within the anticipated timeframe.”

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

Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient dividends to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To qualify as a REIT we must meet annual dividend requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders overall return.

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

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investments.

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the TRS rules limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

If our operating partnership failed to qualify as a partnership or was not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of dividends that our operating partnership could make to us. This would also result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay dividends and the yield on our stockholders’ investments. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing dividends to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

We may choose to make distributions in our own stock, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends stockholders receive.

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

Dividends that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our dividends may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders should also note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

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

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity, and because our common stock will be publicly traded, no assurance can be given that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are non-U.S. stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

General

As of December 31, 2013, after giving effect to the properties owned by ARCT IV which we acquired on January 3, 2014, we owned 2,559 properties, comprised of 43.8 million square feet and located in 49 states, the District of Columbia and Puerto Rico, excluding one vacant property classified as held for sale. Our properties were 99% occupied with a weighted-average remaining lease term of 9.4 years as of December 31, 2013.

Industry Distribution (As Restated)

The following table details the industry distribution of our portfolio as of December 31, 2013 (dollars in thousands):

Industry	Number of Leases	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Administrative & Support Services - Employment & Office Maintenance	2	129,999	0.3%	$504	0.1%
Agricultural - Crop Farming	1	107,520	0.3%	770	0.1%
Billboard	5	—	—%	46	—%
Education - Other	1	194,665	0.4%	1,734	0.3%
Entertainment & Recreation - Fitness	1	45,906	0.1%	1,319	0.2%
Finance - Banking	263	1,643,951	3.8%	38,717	7.0%
Finance - Credit Card & Consumer Lending	6	350,948	0.8%	5,424	1.0%
Finance - Investment, Securities & Commodity	6	555,860	1.3%	9,927	1.8%
Government & Public Services - Other	21	663,031	1.5%	18,544	3.3%
Healthcare - Dental	2	5,834	—%	100	—%
Healthcare - Emergency & Medical Centers	38	496,645	1.1%	9,091	1.6%
Healthcare - Labratories & Diagnostics	2	243,117	0.6%	3,077	0.6%
Healthcare - Medical	1	22,708	0.1%	506	0.1%
Healthcare - Other	1	227,467	0.5%	3,347	0.6%
Information & Communications - Telecommunications	5	399,653	0.9%	6,915	1.3%
Insurance - Life	3	131,113	0.3%	2,215	0.4%
Insurance - Medical	1	100,352	0.2%	4,233	0.8%
Insurance - Property	10	977,675	2.2%	13,787	2.5%
Logistics - Packaging	1	221,035	0.5%	1,480	0.3%
Logistics - Postal & Delivery Services	43	2,605,673	5.9%	26,498	4.8%
Manufacturing - Aircraft & Aerospace	5	875,083	2.0%	14,694	2.7%
Manufacturing - Consumer Products	10	4,440,909	10.1%	13,755	2.5%
Manufacturing - Food	6	3,892,811	8.9%	18,986	3.4%
Manufacturing - Machinery & Heavy Equipment	1	552,960	1.3%	2,353	0.4%
Manufacturing - Medical	4	409,051	0.9%	7,453	1.3%
Manufacturing - Motor Vehicle	2	957,042	2.2%	3,828	0.7%
Manufacturing - Other	1	307,275	0.7%	2,340	0.4%
Mining & Natural Resources - Petroleum, Gas & Coal	1	308,586	0.7%	5,338	1.0%
Other Services - Automotive	2	11,518	—%	234	—%
Other Services - Beauty Salons & Spas	1	1,288	—%	21	—%
Other Services - Non-Profit Organizations	1	9,513	—%	228	—%
Other Services - Other	1	150,000	0.3%	1,056	0.2%
Parking	1	8,400	—%	1	—%
Professional Services - Administrative & Management Consulting	6	1,458,581	3.3%	20,638	3.7%
Professional Services - Advertising	16	558,036	1.3%	6,236	1.1%
Professional Services - Media	2	216,285	0.5%	2,817	0.5%
Professional Services - Other	1	16,352	—%	313	0.1%
Professional Services - Research & Development	1	223,912	0.5%	695	0.1%
Restaurants - Casual Dining	214	1,395,247	3.2%	39,584	7.1%

Industry	Number of Leases	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Restaurants - Family Dining	104	543,271	1.2%	13,022	2.4%
Restaurants - Premium Dining	1	9,354	—%	98	—%
Restaurants - Quick Service Restaurant	1,095	3,427,178	7.8%	98,262	17.7%
Retail - Apparel & Jewelry	3	1,324,855	3.0%	12,843	2.3%
Retail - Automotive	68	516,771	1.2%	7,809	1.4%
Retail - Department Stores	1	88,408	0.2%	858	0.2%
Retail - Discount	425	4,850,625	11.2%	41,806	7.5%
Retail - Gas & Convenience	37	160,850	0.4%	8,553	1.5%
Retail - Grocery & Supermarket	17	2,112,054	4.8%	15,831	2.9%
Retail - Home & Garden	18	3,247,129	7.4%	20,707	3.7%
Retail - Home Furnishings	22	136,396	0.3%	3,896	0.7%
Retail - Pharmacy	109	1,457,596	3.3%	36,000	6.5%
Retail - Specialty (Other)	2	315,230	0.7%	1,920	0.4%
Retail - Sporting Goods	5	292,645	0.7%	3,459	0.6%
Retail - Warehouse Clubs	1	108,532	0.3%	883	0.2%
Utilities - Power Generation	1	9,353	—%	239	—%
Vacant	—	318,245	0.8%	—	—%

	2,598	43,834,493	100.0%	$554,990	100.0%

Geographical Distribution

The following table details the geographic distribution of our portfolio as of December 31, 2013 (dollars in thousands):

State/Possession	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Alabama	100	985,161	2.2%	$20,873	3.8%
Alaska	1	2,805	—%	121	—%
Arizona	30	196,128	0.4%	4,481	0.8%
Arkansas	71	506,813	1.2%	5,142	0.9%
California	37	2,931,471	6.7%	28,769	5.2%
Colorado	29	738,801	1.7%	13,923	2.5%
Connecticut	15	60,437	0.1%	1,922	0.3%
Delaware	4	12,369	—%	286	0.1%
District of Columbia	1	3,210	—%	44	—%
Florida	149	2,209,983	5.0%	32,125	5.8%
Georgia	133	980,469	2.2%	17,263	3.1%
Idaho	14	101,853	0.2%	3,429	0.6%
Illinois	100	2,285,588	5.2%	35,092	6.3%
Indiana	69	3,994,003	9.1%	24,799	4.5%
Iowa	32	824,716	1.9%	6,278	1.1%
Kansas	34	1,654,772	3.8%	11,094	2.0%
Kentucky	56	1,260,977	2.9%	11,625	2.1%
Louisiana	60	492,457	1.1%	9,507	1.7%
Maine	5	298,114	0.7%	3,909	0.7%
Maryland	15	502,064	1.1%	3,775	0.7%
Massachusetts	29	1,148,866	2.6%	11,722	2.1%

State/Possession	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Michigan	121	1,100,961	2.5%	$19,636	3.5%
Minnesota	24	300,507	0.7%	2,643	0.5%
Mississippi	51	1,423,664	3.2%	9,965	1.8%
Missouri	115	1,128,639	2.6%	13,616	2.5%
Montana	5	55,377	0.1%	795	0.1%
Nebraska	12	650,154	1.5%	6,494	1.2%
Nevada	14	116,743	0.3%	2,628	0.5%
New Hampshire	13	94,237	0.2%	1,885	0.3%
New Jersey	14	615,352	1.4%	12,653	2.3%
New Mexico	26	161,456	0.4%	4,295	0.8%
New York	56	555,634	1.3%	12,619	2.3%
North Carolina	110	1,616,820	3.7%	20,004	3.6%
North Dakota	5	39,248	0.1%	1,052	0.2%
Ohio	145	2,933,976	6.7%	22,740	4.1%
Oklahoma	37	769,462	1.8%	9,829	1.8%
Oregon	12	54,677	0.1%	679	0.1%
Pennsylvania	111	3,098,552	7.1%	34,789	6.3%
Puerto Rico	3	87,550	0.2%	2,429	0.4%
Rhode Island	13	161,642	0.4%	3,260	0.6%
South Carolina	78	812,541	1.9%	10,749	1.9%
South Dakota	5	84,414	0.2%	781	0.1%
Tennessee	95	787,940	1.8%	13,933	2.5%
Texas	312	3,795,939	8.7%	59,481	10.7%
Utah	6	23,527	0.1%	692	0.1%
Vermont	4	15,432	—%	336	0.1%
Virginia	73	1,011,320	2.3%	18,842	3.4%
Washington	13	405,633	0.9%	8,660	1.6%
West Virginia	33	167,244	0.4%	3,440	0.6%
Wisconsin	60	516,631	1.2%	8,735	1.6%
Wyoming	9	58,164	0.1%	1,151	0.2%

	2,559	43,834,493	100.0%	$554,990	100.0%

Property Type

The following table details the property type of our portfolio as of December 31, 2013 (dollars in thousands):

Property Type	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Retail	2,381	15,026,368	34.3%	$301,524	54.3%
Office	102	9,006,915	20.6%	145,060	26.1%
Distribution	66	19,561,645	44.6%	106,830	19.3%
Parking Lot	1	8,400	—%	1	—%
Billboard	5	—	—%	48	—%
Industrial	4	231,165	0.5%	1,527	0.3%

	2,559	43,834,493	100.0%	$554,990	100.0%

Property Financing

Our mortgage notes payable consist of the following as of December 31, 2013 and 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted-Average Effective Interest Rate (1)	Weighted-Average Maturity (2)
December 31, 2013	177	$1,258,661	3.42%	3.41
December 31, 2012	164	$265,118	4.28%	5.51

(1)	Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 1.83% to 6.28% at December 31, 2013 and 3.32% to 6.13% at December 31, 2012.
(2)	Weighted-average remaining years until maturity as of December 31, 2013 and 2012, respectively.

As part of the CapLease Merger, we assumed a secured credit facility with Wells Fargo, National Association (the “Secured Credit Facility”), which had commitments of up to $150.0 million at December 31, 2013. The Secured Credit Facility was fully drawn with $150.0 million outstanding at December 31, 2013.

The borrowings under the Secured Credit Facility bear interest at an annual rate of one-month LIBOR or LIBOR based on an interest period of one, three or six months, at our election, plus an applicable margin of 2.75%, payable quarterly in arrears. The Secured Credit Facility matures on December 31, 2014 and may be prepaid, in whole or in part, without premium or penalty, at our option, at any time.

In addition, we have financing, which is not secured by interests in real property, which is described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Future Minimum Lease Payments

The following table presents future minimum base rental cash payments due to us over the next 10 years. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2014	$527,965
2015	517,861
2016	501,637
2017	464,615
2018	428,389
2019	399,486
2020	378,893
2021	347,657
2022	318,967
2023	263,388
Thereafter	1,036,460

$5,185,318

Future Lease Expirations

The following is a summary of lease expirations for the next 10 years at the properties we own as of December 31, 2013 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2014	95	1,312,901	3.00%	$13,519	2.44%
2015	134	1,949,644	4.45%	22,094	3.98%
2016	122	1,798,220	4.10%	27,373	4.93%
2017	225	4,363,294	9.95%	51,443	9.27%
2018	189	1,842,608	4.20%	28,955	5.22%
2019	115	970,126	2.21%	23,806	4.29%
2020	128	1,511,798	3.45%	26,845	4.84%
2021	103	3,204,582	7.31%	30,108	5.42%
2022	180	6,786,771	15.48%	52,309	9.43%
2023	132	3,726,446	8.50%	40,485	7.29%

	1,423	27,466,390	62.65%	$316,937	57.11%

Item 3. Legal Proceedings (As Restated)

The information contained in Note 16 – Commitments and Contingencies – “Litigation” of our notes to consolidated financial statements included in this Form 10-K/A is incorporated by reference into this Item 3. Also, refer to Note 24 – Subsequent Events (As Restated) included in this Form 10-K/A for further discussion on legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. (As Restated)

Market Information

Our common stock is currently traded on the NASDAQ under the symbol “ARCP”. Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the period commencing September 6, 2011, the date of our IPO, and ending December 31, 2013. The graph assumes an investment of $100 on September 6, 2011.

Comparison to Cumulative Total Return

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by NASDAQ and the dividends paid per share in each such period:

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013
High	$11.65	$11.34	$12.50	$13.48	$14.92	$18.05	$15.36	$13.94
Low	$10.39	$10.00	$10.43	$11.94	$12.45	$13.99	$12.13	$12.16
Close	$11.34	$10.40	$12.50	$13.24	$14.67	$15.26	$12.20	$12.85

Dividends paid per share	$0.219	$0.220	$0.222	$0.223	$0.225	$0.226	$0.228	$0.230

Holders

As of February 25, 2014, we had 766,128,817 shares of common stock outstanding held by 9,449 stockholders of record.

Dividends

We have elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2011. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually, computed without regard to the dividends paid deduction and excluding net capital gain. Our distributions are paid on a monthly basis as directed by our board of directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning no more than a month from the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders’ equity. From a tax perspective, 22.3% and 54.5% of the amounts distributed by us during the years ended December 31, 2013, and 2012, respectively, represented a return of capital, and 77.7% and 45.5% of our dividends represented ordinary income for the years ended December 31, 2013 and 2012, respectively. On a per share basis, dividends of $0.7045 and $0.2022 were a return of capital and ordinary income, respectively, for the year ended December 31, 2013. Dividends of $0.4820 and $0.4020 were a return of capital and ordinary income, respectively, for the year ended December 31, 2012. Distributions that are a return of capital are deferred for the purpose of being subject to income tax. During the years ended December 31, 2013 and 2012, monthly distributions totaled $231.4 and $73.0, respectively. As of December 31, 2013, cash used to pay our distributions is generated from cash received from operating activities and financing activities (as reported on a U.S. GAAP basis). The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

The following is a chart of quarterly distributions declared and paid in respect of our common stock during the years ended December 31, 2013 and 2012 and through the date of the Original Filing (in thousands):

Total Distributions Paid
2014:
January and February (1)	$101,450

2013:
1st Quarter	40,485
2nd Quarter	49,882
3rd Quarter	66,674
4th Quarter	74,311

Total 2013	$231,352

2012:
1st Quarter	4,427
2nd Quarter	12,110
3rd Quarter	24,807
4th Quarter	31,681

Total 2012	$73,025

(1)	Pursuant to the Cole Merger Agreement, we paid a stub period dividend to our stockholders who were record holders on February 6, 2014 for the period since their most recent record date through the last business day prior to the closing of the Cole Merger. The amount paid for such stub period was $0.08113 per share and totaled $19.7 million, and is included above.

Our board of directors’ philosophy is that dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, we agreed to waive certain fees including asset management and incentive fees prior to our transition to self-management. Base management fees incurred during the year ended December 31, 2013 were $9.4 million while $6.0 million of such fees were waived by our Former Manager that were in excess of certain net income thresholds related to the Company’s operations. No incentive fees have been incurred or paid to the Former Manager since inception. The fees that were waived relating to the activity during 2013 are not deferrals and accordingly, will not be paid. Because the Former Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to the Former Manager was available to pay dividends to our stockholders. See Note 19 — Related Party Transactions and Arrangements (As Restated) for further information on fees paid to and forgiven by our Former Manager. Subsequent to December 31, 2013, we completed our transition to self-management and will no longer pay such fees to the Former Manager. See Note 24 — Subsequent Events (As Restated) for further discussion. The management agreement with the Former Manager was terminated effective January 8, 2014.

As our real estate portfolio matures, we expect cash flows from operations to cover our dividends.

Our board of directors authorized and we declared the following annualized dividends per share payable monthly, in cash, on the 15th day of each month to stockholders of record at the close of business on the eighth day of such month.

Declaration date	Annualized dividend per share	Distribution date	Record date
September 7, 2011	$0.875	10/15/2011	10/8/2011
February 27, 2012	$0.880	3/15/2012	3/8/2012
March 16, 2012	$0.885	6/15/2012	6/8/2012
June 27, 2012	$0.890	9/15/2012	9/8/2012
September 30, 2012	$0.895	11/15/2012	11/8/2012
November 29, 2012	$0.900	2/15/2013	2/8/2013
March 17, 2013	$0.910	6/15/2013	6/8/2013
May 28, 2013	$0.940	12/13/2013	12/6/2013
October 23, 2013 (1)	$1.000	2/15/2014	2/7/2014

(1)	The dividend increase was contingent upon, and became effective with, the close of the Cole merger, which was consummated on February 7, 2014.

Our existing loan agreements contain, and future financing arrangements will likely contain, restrictive covenants that could limit our ability to make distributions to our stockholders. Specifically, our ability to make distributions may be limited by our Credit Facility, pursuant to which our distributions may not exceed the greater of (i) 105% of our FFO, as adjusted for certain items, the most significant of which are acquisition and merger related expenses, in 2013, and 95% thereafter (ii) the amount required for us to qualify and maintain our status as a REIT.

Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of dividends paid or suspend dividend payments at any time and therefore dividend payments are not assured. The dividends paid in respect of our common stock for the year ended December 31, 2013 were $231.4 million.

Share Based Compensation Plans

Equity Plan

We have adopted the American Realty Capital Properties, Inc. Equity Plan (the “Equity Plan”), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to our and our affiliates’ non-executive directors, officers and other employees and advisors and consultants who are providing services to us or our affiliates.

We authorized and reserved a total number of shares equal to 10% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards.

Director Stock Plan

We have adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of our independent directors, each of whom is a non-executive director. Awards of restricted stock will vest ratably over a five-year period following the date of grant in increments of 20% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2013, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.

The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day. The fair value of restricted common stock awarded to non-employees under the Equity Plan is measured based upon the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable.

ARCT III Restricted Share Plan

ARCT III had an employee and director incentive restricted share plan (the “RSP”), which provided for the automatic grant of 3,000 restricted shares of common stock to each of its independent directors, without any further action by ARCT III’s board of directors or its stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors vested over a five-year period following the date of grant in increments of 20% per annum. The RSP provided ARCT III with the ability to grant awards of restricted shares to its directors, officers and employees (if ARCT III ever had employees), employees of ARCT III’s Advisor and its affiliates, employees of entities that provided services to ARCT III, directors of the ARCT III Advisor or of entities that provided services to ARCT III, certain consultants to ARCT III and the ARCT III Advisor and its affiliates or to entities that provided services to ARCT III.

Immediately prior to the effective time of the ARCT III Merger, each then-outstanding share of ARCT III restricted stock fully vested. All shares of ARCT III common stock then-outstanding as a result of the full vesting of shares of ARCT III restricted stock, and the satisfaction of any applicable withholding taxes, had the right to receive a number of shares of our common stock based on the ARCT III Exchange Ratio.

The following tables detail the restricted shares activity within the Equity Plan, Director Stock Plan and RSP during the years ended December 31, 2013, 2012 and 2011:

Restricted Share Awards

	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50

Awarded December 31, 2011	167,400	12.50	14,700	11.50
Granted	93,683	10.65	30,634	10.45
Forfeited	(1,174)	10.65	(13,650)	11.54

Awarded December 31, 2012	259,909	11.84	31,684	10.47
Granted	932,527	13.82	20,768	14.58
Forfeited	(1,085)	12.85	(3,000)	12.99

Awarded December 31, 2013	1,191,351	$13.39	49,452	$12.04

Unvested Restricted Shares

	Equity Plan		RSP & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50
Vested	(27,900)	12.50	—	—

Unvested, December 31, 2011	139,500	12.50	14,700	11.50
Granted	93,683	10.65	30,634	10.45
Vested	(59,556)	12.38	(2,370)	11.88
Forfeited	(1,174)	10.65	(13,650)	11.54

Unvested, December 31, 2012	172,453	11.55	29,314	10.35
Granted	932,527	13.82	20,768	14.58
Vested	(172,453)	11.55	(28,207)	11.03
Forfeited	(1,085)	12.85	(3,000)	12.99

Unvested, December 31, 2013	931,442	$13.82	18,875	$13.52

For the years ended December 31, 2013, 2012 and 2011, compensation expense for restricted shares under the above plans was $8.0 million, $1.2 million and $0.2 million, respectively. In addition, the Company recognized $2.7 million as a distribution to its Former Manager, which is included in consideration to Former Manager for internalization in the accompanying consolidated statements of changes in equity.

Multi-Year Outperformance Plan

Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with its Former Manager, whereby its Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets.

Under the OPP, the Company’s Former Manager was granted 8,241,101 long term incentive plan units (“LTIP Units”) of the OP, which are earned or forfeited based on the Company’s total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three-year period consisting of:

•	Absolute Component: 4% of any excess Total Return attained above an absolute hurdle of 7% for each annual measurement period, non-compounded, 14% for the interim measurement period and 21% for the full performance period; and

•	Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of a peer group comprised of the following companies: CapLease, Inc.; EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; and Realty Income Corporation.

The award will be funded (“OPP Pool”) up to a maximum award opportunity equal to 5% of our equity market capitalization at the ARCT III Merger date of $2.1 billion (the “OPP Cap”). Awards under the OPP are dependent on achieving an annual hurdle that commenced December 11, 2012, an interim (two-year) hurdle and then the aforementioned three-year hurdle ending on December 31, 2015.

In order to further ensure that the interests of our Former Manager are aligned with our investors, the Relative Component is subject to a ratable sliding scale factor as follows:

•	100% will be earned if we attain a median Total Return of at least 6% for each annual measurement period, non-compounded, at least 12% for the interim measurement period, and at least 18% for the full performance period;

•	50% will be earned if we attain a median Total Return of at least 0% for each measurement period;

•	0% will be earned if we attain a median Total Return of less than 0% for each measurement period; and

•	a percentage from 50% to 100% calculated by linear interpolation will be earned if our median Total Return is between 0% and the percentage set for each measurement period.

For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.25% of the Company’s equity market capitalization of $2.1 billion will be “locked-in” based upon the attainment of the performance hurdles set forth above for each annual measurement period. In addition, a portion of the OPP Cap equal to a maximum of up to 3% of the Company’s equity market capitalization will be “locked-in” based upon the attainment of the performance hurdles set forth above for the interim measurement period, which if achieved, will supersede and negate any prior “locked-in” portion based upon annual performance through the first and second valuation dates on December 31, 2013 and 2014, respectively (i.e., a maximum award opportunity equal to a maximum of up to 3% of the Company’s equity market capitalization may be “locked-in” through December 31, 2014). Since certain awards under the OPP plan are dependent on the comparison of the Company’s current market capitalization to the Company’s market capitalization at the inception of plan, the issuance of additional common shares by the Company may result in higher awards.

Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate award earned under the OPP, which in no event may exceed the OPP Cap. The OPP Pool will be used to determine the number of LTIP Units that vest. Any unvested LTIP Units will be immediately forfeited on December 31, 2015. At December 31, 2013, 100% of the OPP Pool has been allocated.

Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the management agreement with the Former Manager, all 8,241,101 LTIP Units vested upon the consummation of the Company’s transition to self-management on January 8, 2014.

Our Former Manager is entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constitute “parachute payments” as defined in Section 280G of the Code.

During the year ended December 31, 2013,we recorded expenses of $92.3 million for the OPP, which is included in the general and administrative in the consolidated statements of operations. As of December 31, 2013, 2.3 million LTIP Units were earned and $32.7 million of the expense was locked-in and has been included in non-controlling interests on the consolidated balance sheets. The remaining $59.6 million expense has been accrued and is included in due to affiliates in the consolidated balance sheet as of December 31, 2013.

New Multi-Year Outperformance Plan

On October 21, 2013, the Company approved a multi-year outperformance plan (the “New OPP”), to be effective as of the Company’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements will be entered into between the Company and the participants selected by the Company’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units subject to the award (“OPP Agreements”). Under the OPP Agreements, the Participants will be eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that will be funded up to a maximum award opportunity (the “New OPP Cap”) equal to approximately 5% of the Company’s equity market capitalization (“the Initial Market Cap”) on October 1, 2013. Subject to the New OPP Cap, the pool will equal an amount to be determined based on the Company’s achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), for a three-year performance period (the “Performance Period”); each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

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

Relative Component: 4% of any excess Total Return attained above the median Total Return for the performance period of the Peer Group(1), subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if a cumulative Total Return achieved is:	0%	0%	0%
•	0% will be earned if cumulative Total Return achieved is less than:	0%	0%	0%
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if cumulative Total Return achieved is if between:	0% - 18%	0% - 6%	0% - 12%

(1)	The “Peer Group” is comprised of the following companies: EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; Realty Income Corporation; and Spirit Realty Capital, Inc.

The Participant’s will be entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the New OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, 1/3 of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of October 1, 2013. The Participant will be entitled to receive distributions on their LTIP Units to the extent provided for in the limited partnership agreement of the OP, as amended from time to time.

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

On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease, via a private placement. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013. The Series D Preferred Stock has a 5.81% coupon on its liquidation preference of $13.59 per share (equivalent to $0.79 per share on an annualized basis).

All the net proceeds from our equity offerings were contributed to our OP in exchange for OP units. Our operating partnership has primarily used the net proceeds from our issuance of common and preferred stock to acquire single-tenant, freestanding commercial real estate primarily subject to net leases with high credit quality tenants. As of December 31, 2013, we have used the net proceeds from the issuance of common and preferred stock, revolving credit facility, and debt financings to purchase 1,329 properties with an aggregate purchase price of $5.2 billion. We did not use any proceeds from any registered offering during the fourth quarter of 2013.

Item 6. Selected Financial Data. (As Restated)

The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The Company has restated its consolidated balance sheets as of December 31, 2013 and 2012 and its consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of changes in equity for the years ended December 31, 2013 and 2012, along with certain related notes. In addition, the Company has restated its consolidated statement of cash flows for the year ended December 31, 2013. For discussion of the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements. In addition, on January 3, 2014, we acquired ARCT IV, and together, we were considered to be entities under common control because the entities’ advisors were wholly-owned subsidiaries of ARC. Accordingly, the financial statements have been recast in applying the carryover basis of accounting to include ARCT IV from the earliest period of common control. See Note 1 — Organization for further explanation.

Balance sheet data (amounts in thousands):

	December 31,
	2013 (As Restated)	2012 (As Restated)	2011	2010
Total real estate investments, at cost	$7,459,142	$1,875,615	$209,326	$—
Total assets	$7,809,083	$2,182,195	$221,578	$279
Mortgage notes payable, net	$1,301,114	$265,118	$35,320	$—
Senior secured revolving credit facility	$—	$124,604	$42,407	$—
Senior corporate credit facilities	$1,819,800	$—	$—
Convertible debt, net	$972,490	$—	$—	$—
Other debt	$104,804	$—		$—
Due to affiliates	$103,434	$1,522	$—	$—
Total liabilities	$5,310,556	$513,435	$80,790	$279
Total equity	$2,229,228	$1,668,760	$140,788	$—

Operating data, cash flow data and per share data (amounts in thousands except share and per share data):

	Year ended December 31,			Period from December 2, 2010 (Date of Inception) to December 31, 2010
	2013 (As Restated)	2012 (As Restated)	2011
Operating data:
Total revenues	$329,323	$67,207	$3,970	$—
Acquisition related	$76,113	$45,070	$3,898	$—
Merger and other non-routine transactions	$210,543	$2,603	$—	$—
Property operating	$23,616	$3,522	$220	$—
Management fees to affiliates	$17,462	$212	$—	$—
General and administrative	$123,172	$5,458	$749	$—
Depreciation and amortization	$210,976	$40,957	$2,097	$—
Operating loss	$(335,905)	$(30,615)	$(2,994)	$—
Interest expense	$(105,548)	$(11,856)	$(960)	$—
Loss on derivative instruments, net	$(67,946)	$—	$(2)
Loss from continuing operations	$(507,781)	$(41,492)	$(3,952)	$—
Net loss attributable to non-controlling interests	$16,316	$585	$105	$—
Net loss attributable to stockholders	$(491,499)	$(41,652)	$(4,699)	$—

Cash flow data: (2)
Net cash flows provided (used in) by operating activities	$11,918	$9,440	$(257)	$—
Net cash flows used in investing activities	$(4,541,718)	$(1,701,422)	$(89,981)	$—
Net cash flows provided by financing activities	$4,289,950	$1,965,226	$109,569	$—

Per share data:
Basic net income (loss) per share from continuing operations attributable to stockholders	$(2.41)	$(0.40)	$(1.04)	$—
Diluted net income (loss) per share attributable to stockholders	$(2.41)	$(0.41)	$(1.26)	$—
Annualized distributions declared per common share	$0.91	$0.89	$0.88	$—

Weighted-average number of common shares outstanding (1)	205,341,431	103,306,366	3,720,351	—

(1)	For the years ended December 31, 2013, 2012, 2011 and the period ended December 31, 2010, the effect of certain OP Units outstanding, LTIP Units, unvested restricted shares and convertible preferred shares were excluded from the weighted-average share calculation as the effect would be anti-dilutive.
(2)	Cash Flow data has been restated for only the year ended December 31, 2013

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Certain Sections Restated or Corrected)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. (the “Company” or “ARCP”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, to ARC Properties Operating Partnership, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. As of December 31, 2013, ARCP was still externally managed by ARC Properties Advisors, LLC (our “Former Manager”), a Delaware limited liability company and a wholly owned subsidiary of AR Capital, LLC (“ARC”).

Restatement and Recast

As discussed in the Explanatory Note to this Form 10-K/A and Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements, we are restating our consolidated financial statements and related financial information for the years ended December 31, 2013 and 2012. In addition, on January 3, 2014, we acquired ARCT IV, and together we were considered to be entities under common control because the entities’ advisors were wholly-owned subsidiaries of ARC. Accordingly, the financial statements have been recast in applying the carryover basis of accounting to include ARCT IV. See Note 1 —Organization to the consolidated financial statements for further explanation. The following discussion and analysis of our financial condition and results of operations is based on the restated and recasted amounts. Further, certain events occurred subsequent to December 31, 2013 through the filing date of this Form 10-K/A. Refer to Note 24 — Subsequent Events (As Restated) to the consolidated financial statements for further explanation.

Overview

We were incorporated on December 2, 2010, as a Maryland corporation that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the year ended December 31, 2011. On September 6, 2011, we completed our IPO and our shares of common stock began trading on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”

We acquire, own and operate single-tenant, freestanding commercial real estate properties, primarily subject to net leases with high credit quality tenants. We focus on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants and (ii) governmental, quasi-governmental and not-for-profit entities. Our long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases.

We have advanced our investment objectives by growing our net lease portfolio through strategic mergers and acquisitions. See Note 3 — Mergers and Acquisitions to the consolidated financial statements for further discussion.

Substantially all of our business is conducted through our OP. We are the sole general partner and holder of 96.1% of the equity interest in the OP as of December 31, 2013. Certain affiliates of ours and certain unaffiliated investors are limited partners and owners of 3.3% and 0.6%, respectively, of the equity interest in our OP. After holding units of limited partner interests in our OP (“OP Units”) for a period of one year, holders of OP Units have the right to convert limited partner interests in the OP for the cash value of a corresponding number of shares of our common stock or, at the option of our OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of our OP. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of our OP’s assets.

During the year ended December 31, 2013, we retained our Former Manager to manage our affairs on a day-to-day basis and, as a result, were generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it was in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager and entered into employment and incentive compensation arrangements with our executives. The Former Manager agreed to sell us certain assets. See Note 19 — Related Party Transactions and Arrangements (As Restated) and Note 24 — Subsequent Events (As Restated) to the consolidated financial statements for further discussion.

As of December 31, 2013, excluding one vacant property classified as held for sale, we owned 2,559 properties consisting of 43.8 million square feet that were 99% leased with a weighted-average remaining lease term of 9.4 years. In constructing our portfolio, we are committed to diversification (industry, tenant and geography). As of December 31, 2013, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities, as determined by major credit rating agencies, approximated 60% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade tenants as we further acquire properties and enter into (or assume) lease arrangements.

Completed Mergers and Major Acquisitions

American Realty Capital Trust III, Inc. Merger

On December 14, 2012, we entered into the ARCT III Merger Agreement with ARCT III and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of ours. The ARCT III Merger was consummated on February 28, 2013.

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

Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III’s common stock were received in cash consideration at $12.00 per share, which is equivalent to 27.7 million shares of our common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III’s common stock were converted to shares of our common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of our common stock outstanding after the exchange.

Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC, the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the Exchange Ratio, resulted in the issuance of an additional 7.3 million OP Units to affiliates of our Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period before being exchangeable into our common stock.

Also in connection with the ARCT III Merger, we entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates, purchase certain corporate assets and pay certain merger related fees. See Note 19 — Related Party Transactions and Arrangements (As Restated).

Accounting Treatment of the ARCT III Merger

We and ARCT III, from inception to the ARCT III Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in us and had significant ownership of ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continue to charge fees to us. Due to the significance of these fees, the advisors and ultimately ARC was determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires us to present historical financial information as if the merger had occurred as of the earliest period of common control. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT III Merger had occurred at inception.

GE Capital Portfolio Acquisition

On June 27, 2013, we, through subsidiaries of the OP, acquired, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties, (the “GE Capital Portfolio”) for a purchase price of $773.9 million exclusive of closing costs. The 447 properties are subject to 409 property operating leases, as well as 38 direct financing leases.

During the year ended December 31, 2013, ARCT IV acquired, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 924 properties (the “ARCT IV GE Capital Portfolio”) for a purchase price of $1.4 billion, exclusive of closing costs, with no liabilities assumed. The 924 properties are subject to 912 property operating leases, as well as 12 direct financing leases.

CapLease, Inc. Merger

On May 28, 2013, we entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of ours.

On November 5, 2013, we completed the merger with CapLease based on the terms of the CapLease Merger Agreement. Pursuant to the terms set forth in the CapLease Merger Agreement, at the effective time of the CapLease Merger, each outstanding share of common stock of CapLease, other than shares owned by us, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by us, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash, equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP (the “CapLease Partnership Merger”), each outstanding unit of equity ownership of CapLease’s operating partnership other than units owned by CapLease or any wholly owned subsidiary of CapLease was converted into the right to receive $8.50. Shares of CapLease’s outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to the common and preferred stockholders of CapLease.

Accounting Treatment for the CapLease Merger

The CapLease Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values has been recorded as goodwill. Results of operations for CapLease will be included in our consolidated financial statements from the date of acquisition. See Note 6 — CapLease Acquisition (As Restated).

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, we entered into ARCT IV Merger Agreement with ARCT IV and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP. We consummated the ARCT IV Merger on January 3, 2014.

Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of the Company’s common stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock of the Company designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (“ARCT IV OP Unit”), other than ARCT IV OP Units held by the American Realty Capital Trust IV Special Limited Partner, LLC, (the “ARCT IV Special Limited Partner”) and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”) was exchanged for (i) $9.00 in cash, (ii) 0.5190 of an OP Unit and (iii) 0.5937 of a OP Unit designated as Series F Preferred Units (“Series F OP Units”). In total, the Company paid $651.4 million in cash, issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock, and issued 0.7 million units of Series F OP units and 0.6 million OP Units to the former ARCT IV shareholders and ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 OP Units, resulting in the Company issuing 1.2 million OP Units.

In connection with the ARCT IV Merger and pursuant to the terms of the agreement of limited partnership of ARCT IV’s operating partnership, ARCT IV’s external advisor received subordinated distributions of net sales proceeds in an approximate amount of $63.2 million. Such subordinated distributions of net sales proceeds were paid in the form of equity units of ARCT IV’s operating partnership that were automatically converted into 6.7 million OP Units. Upon the consummation of the ARCT IV Merger, the OP Units had a fair value of $78.2 million and are subject to a minimum two-year holding period from the date of issuance before being exchangeable into our common stock.

Accounting Treatment of the ARCT IV Merger

We and ARCT IV were considered to be entities under common control. Both entities’ advisors are wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in us and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to charge potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and will continue to charge fees to us following the ARCT IV Merger. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires us to present historical financial information as if the entities were combined as of the earliest period of common control. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT IV Merger had occurred at inception.

Fortress Portfolio Acquisition

On July 24, 2013, ARC and another related entity, on our behalf and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase and sale of 196 properties owned by Fortress for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to us (the “Fortress Portfolio”). On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. We closed the acquisition of the remaining 79 properties in the Fortress Portfolio on January 8, 2014, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs. During the year ended December 31, 2013, we deposited $72.2 million into escrow in relation to the Fortress Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheet as of December 31, 2013.

Cole Real Estate Investments, Inc. Merger

On October 22, 2013, we entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a Maryland corporation, and a wholly owned subsidiary of ours. The Cole Merger Agreement provided for the merger of Cole with and into the wholly owned subsidiary (the “Cole Merger”). We consummated the Cole Merger on February 7, 2014 (the “Cole Acquisition Date”).

Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units (“RSUs”) and performance stock units that vested in conjunction with the Cole Merger was converted into the right to receive either (i) 1.0929 shares of our common stock, par value $0.01 per share, (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole holders received Stock Consideration and approximately 2% of outstanding Cole shares elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in the issuance of approximately 520.8 million shares of our common stock and paying $181.8 million to holders of Cole shares based on their elections.

In addition, the Company issued approximately 2.8 million shares of our common stock, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between us and such individuals concurrently with the execution of the Cole Merger Agreement, as previously disclosed. Additionally, effective as of the Cole Acquisition Date, we issued, but have not yet allocated, 0.4 million shares with dividend equivalent rights commensurate with the our common stock.

We are in the process of gathering certain additional information in order to finalize our assessment of the fair value of the consideration transferred; thus, the fair values of currently recorded assets and liabilities are subject to change. The estimated fair value of the consideration transferred at the Cole Acquisition Date totaled approximately $7.5 billion and consisted of the following (in thousands):

As of Cole Acquisition Date (Preliminary)
Estimated Fair Value of Consideration Transferred:
Cash	$181,775
Common stock	7,285,868

Total consideration transferred	$7,467,643

The fair value of the 520.8 million shares of common stock issued, excluding those common shares transferred to former Cole executives, was determined based on the closing market price of our common stock on the Cole Acquisition Date.

Accounting Treatment for the Cole Merger

The Cole Merger will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Cole will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Results of operations for Cole will be included in our consolidated financial statements from the date of acquisition.

Inland Portfolio Acquisition

On August 8, 2013, ARC entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase and sale of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the “Inland Portfolio”) will be acquired, in total, by us from Inland for a purchase price of $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to us based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by us and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of December 31, 2013, we had closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. We closed the acquisition of 27 additional properties in the Inland Portfolio subsequent to December 31, 2013. We do not consider it probable that we will close on the remaining property.

The operating results for the year ended December 31, 2013 do not include the impact of the Cole Merger and the acquisitions of the Fortress and Inland Portfolios, which closed after December 31, 2013, and do not include the other recent organic acquisitions that were acquired subsequent to December 31, 2013. Accordingly, the operating results in 2013 are not indicative of our future operating results.

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

We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of December 31, 2013, we recorded an allowance for uncollectible accounts of $187,000. As of December 31, 2012, we determined that no allowance for uncollectible accounts was necessary.

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

Allocation of Purchase Price of Business Combinations and Acquired Assets

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, we determine if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, we evaluate the existence of goodwill or a gain from a bargain purchase. We will immediately expense acquisition-related costs and fees associated with business combinations and asset acquisitions.

We allocate the purchase price of acquired properties and business combinations accounted for under the acquisition method of accounting to tangible and identifiable intangible assets acquired based on their respective fair values to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain option renewal periods. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term, including any bargain option renewal periods. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 10 — Fair Value of Financial Instruments (As Restated), depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities based on the best information available.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. If a tenant terminates its lease and the unamortized portion of the in-place lease value is charged to expense.

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

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 4 — Summary of Significant Accounting Policies (As Restated).

Results of Operations (As Restated)

As of December 31, 2013, we owned 2,559 properties with an aggregate original base purchase price of $7.4 billion, excluding one vacant property classified as held for sale. As of December 31, 2013, the 2,559 properties comprised 43.8 million square feet that were 99% leased. As of December 31, 2012, we owned 702 properties with an aggregate original base purchase price of $1.9 billion, excluding one vacant property classified as held for sale. As of December 31, 2012, the 702 properties comprised 15.8 million square feet that were 100% leased. Accordingly, our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 reflect significant increases in most categories.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Rental Income

Rental income increased $245.2 million to $310.5 million for the year ended December 31, 2013 compared to $65.3 million for the year ended December 31, 2012. Rental income was driven by our acquisition of 1,807 properties, which excludes 50 properties that are accounted for as direct financing leases, acquired during the year ended December 31, 2013 for an aggregate purchase price of $5.5 billion. The annualized rental income per square foot of the properties at December 31, 2013 was $12.66 with a weighted-average remaining lease term of 9.4 years, compared to $9.59 per square foot at December 31, 2012.

Our properties are generally leased from two to twenty years and 60% are leased to investment grade tenants and affiliates of investment grade tenants, as determined by major credit rating agencies. Cash same store rents on the 129 properties held for the full period in each of the years ended December 31, 2013 and 2012 increased $0.2 million, or 1.3%, to $16.2 million compared to $16.0 million for the years ended December 31, 2013 and 2012, respectively. Same store annualized average rental income per square foot was $11.37 at December 31, 2013 compared to $11.23 at December 31, 2012.

Direct Financing Lease Income

Direct financing lease income of $2.2 million was recognized for the year ended December 31, 2013. Direct financing lease income was primarily driven by our 2013 acquisition of 50 properties comprised of $66.1 million of net investments subject to direct financing leases during the year ended December 31, 2013.

Operating Expense Reimbursements

Operating expense reimbursements increased by $14.7 million to $16.6 million for the year ended December 31, 2013 compared to $1.9 million for the year ended December 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective leases. Operating expense reimbursements were driven by our acquisition of 1,807 properties since December 31, 2012.

Acquisition Related Expenses

Acquisition related costs increased by $31.0 million to $76.1 million for the year ended December 31, 2013 compared to $45.1 million for the year ended December 31, 2012. Acquisition expenses mainly consisted of acquisition fees, legal costs, deed transfer costs and other costs related to real estate purchase transactions. The increase is driven by our acquisition of 1,807 properties during the year ended December 31, 2013 compared to 573 during the year ended December 31, 2012. This increase was offset by the agreement with our Former Manager in conjunction with the ARCT III Merger, where it was agreed that our Former Manager would no longer charge acquisition fees. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management. See Note 24 — Subsequent Events (As Restated) for further discussion.

Merger and Other Non-routine Transactions

Expenses related to various mergers, as well as other non-routine transaction expenses, increased by $207.9 million to $210.5 million for the year ended December 31, 2013 compared to $2.6 million for the year ended December 31, 2012. Upon the consummation of the ARCT III Merger, an affiliate of ARCT III received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the year ended December 31, 2013, $98.4 million was recorded for this fee, which was settled in 7.3 million OP Units issued to the affiliate. During the year ended December 31, 2013, the Company incurred $62.3 million of strategic advisory services, $16.0 million of legal fees and $8.9 million of transfer taxes relating to the various mergers and acquisitions. In addition, merger and other non-routine transaction related expenses for the year ended December 31, 2013 included $24.9 million in post-transaction support fees, printing fees, proxy services and other costs associated with entering into and completing the various mergers and acquisitions. During the year ended December 31, 2012, the $2.6 million of merger and other non-routine transaction related expenses consisted of legal fees related to the merger with ARCT III announced in December 2012. See Note 4 — Summary of Significant Accounting Policies (As Restated) for a breakdown of costs.

The Audit Committee’s investigation identified certain payments made by us to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery. See Note 19 — Related Party Transactions and Arrangements (As Restated) for further discussion.

Property Operating Expenses

Property expenses increased by $20.1 million to $23.6 million for the year ended December 31, 2013 compared to $3.5 million for the year ended December 31, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses are primarily due to our acquisition of properties with modified gross leases subsequent to December 31, 2012, and an increased number of properties for which we pay expenses, which are reimbursed by the tenant.

Management Fees to Affiliates

Prior to the consummation of the ARCT III Merger, we paid our Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Subsequent to the consummation of the ARCT III Merger, we paid our Former Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. For the years ended December 31, 2013 and 2012, our Former Manager waived base management fees earned of $6.1 million and $1.8 million, respectively.

We may have been required to pay our Former Manager a quarterly incentive fee, equal to the difference between (1) the product of (a) 20% and (b) the excess of our annualized core earnings (as defined in the management agreement with our Former Manager) over the product of (i) the weighted-average number of shares multiplied by the weighted-average issuance price per share of common stock (ii) 8% and (2) the sum of any incentive compensation paid to the our Former Manager with respect to the first three calendar quarters of the previous 12-month period. One half of each quarterly installment of the incentive fee may have been payable in shares of common stock. The remainder of the incentive fee may have been payable in cash. No incentive fees were earned for the years ended December 31, 2013 and 2012, respectively. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management. See Note 24 — Subsequent Events (As Restated) for further discussion.

Management fees to affiliates increased by $17.3 million to $17.5 million for the year ended December 31, 2013 compared to $0.2 million for the year ended December 31, 2012. Of the $17.3 million, $5.0 million related to base management fees, $11.7 million related to ARCT III asset management fees settled in OP Units upon the closing of the ARCT III Merger and for services performed during a 60-day period following the ARCT III Merger and $0.8 million related to property management services. For the year ended December 31, 2012, the Former Manager waived all but $0.2 million of base management fees.

General and Administrative Expenses

General and administrative expenses increased by $117.7 million to $123.2 million for the year ended December 31, 2013 compared to $5.5 million for the year ended December 31, 2012. General and administrative expenses increased as a result of higher professional fees, such as legal fees, accountant fees and financial printer services fees, insurance expense, salary-related expenses and board member compensation to support our increased real estate portfolio.

Also, included in general and administrative expenses is equity-based compensation expense, which increased by $99.1 million to $100.3 million for the year ended December 31, 2013 compared to $1.2 million for the year ended December 31, 2012. Equity-based compensation expenses for the current year primarily included expenses for the OPP, which was entered into upon consummation of the ARCT III Merger, as well as the amortization of restricted stock. During the year ended December 31, 2013, we recorded equity-based compensation of $92.3 million for the OPP, of which $59.6 million related to accelerating the vesting of OP units in relation to our transition to self-management and $32.7 million of the expense was locked in based on OPP provisions. During the year ended December 31, 2012, equity-based compensation expense related only to the amortization of restricted stock.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $170.0 million to $211.0 million for the year ended December 31, 2013 compared to $41.0 million for the year ended December 31, 2012. The increase in depreciation and amortization expense was driven by our acquisition of 1,807 properties since December 31, 2012 for an aggregate purchase price of $3.5 billion.

Impairment of Real Estate

For the year ended December 31, 2013, we recorded an impairment loss of $3.3 million. No impairments were recorded for the year ended December 31, 2012. After reviewing our portfolio for impairment indicators, we performed a recoverability test as of the dates on which the indicators existed. Certain properties failed the recoverability test, as such a fair value analysis was performed to determine the amount of impairment. An impairment loss was calculated based on the difference between the carrying amount of each property and the estimated fair value of each property as of the respective measurement dates.

Interest Expense

Interest expense increased by $93.6 million to $105.5 million for the year ended December 31, 2013 compared to $11.9 million for the year ended December 31, 2012. The increase in interest expense was due to increases in debt balances used to fund portfolio acquisitions, partially offset by a decrease in the weighted-average annualized interest rate on borrowings. The weighted-average debt balances for the years ended December 31, 2013 and 2012 were $1.8 billion and $205.1 million, respectively. The weighted-average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the years ended December 31, 2013 and 2012 was 3.40% and 4.16%, respectively.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, our credit rating, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income, Net

Other income increased by $2.8 million to $3.8 million for the year ended December 31, 2013 compared to other income of $1.0 million for the year ended December 31, 2012. The increase is primarily related to income earned on investments in redeemable preferred stock, senior notes and common stock, all of which were sold as of December 31, 2013, and investment income on certain assets acquired from CapLease during the fourth quarter of the year ended December 31, 2013.

Loss on Derivative Instruments, Net

Loss on the fair value of derivative instruments for the year ended December 31, 2013 was $67.9 million, which primarily consisted of a loss on contingent value rights. The loss pertains to the fair value of our obligation to pay certain preferred and common stockholders for the difference between the value of our shares on certain measurement dates and the value of the shares at the time of issuance as set forth by the contingent value rights agreement. The obligations were settled in full during the year ended December 31, 2013. The loss was partially offset by a gain on derivative instruments resulting from marking our derivative instruments to fair value. No gain or loss on derivative instruments was recorded during the year ended December 31, 2012.

Loss on Sale of Investment in Affiliates

Loss on sale of investment in affiliates for the year ended December 31, 2013 was $0.4 million resulting from the sale of our investment in a real estate fund sponsored by ARC purchased during the year ended December 31, 2013. No loss on the sale of investment in such funds was recorded during the year ended December 31, 2012.

Loss on Sale of Investments

Loss on sale of investment securities, net for the year ended December 31, 2013 of $1.8 million primarily related to a $2.3 million loss on the sale of investments in redeemable preferred stock, senior notes and common stock, all of which were purchased in 2013 and sold as of December 31, 2013, partially offset by a $0.5 million gain on sale of investments in redeemable preferred stock, all of which were purchased in 2012 and sold as of December 31, 2013. The Company did not sell any investment securities during the year ended December 31, 2012.

Net Loss from Discontinued Operations

Net loss from discontinued operations decreased by $0.7 million to a net loss of approximately $34,000 for the year ended December 31, 2013 compared to a net loss of $0.7 million for the year ended December 31, 2012. As of December 31, 2013 and 2012, we classified one property as held for sale on the consolidated balance sheets and reported in discontinued operations on the consolidated statements of operations and comprehensive loss. The net losses from discontinued operations during each year were primarily due to impairment on the held for sale property representing the difference between the carrying value and estimated proceeds from the sale of the property less estimated selling costs.

Comparison of the Year Ended December 31, 2012 to Year Ended December 31, 2011

Rental Income

Rental income increased by $61.5 million to $65.3 million for the year ended December 31, 2012 compared to $3.8 million for the year ended December 31, 2011. Rental income was driven by our acquisition of 573 properties during the year ended December 31, 2012 for an aggregate purchase price of $1.7 billion, as well as revenue for a full year from the 129 properties held as of December 31, 2011. The annualized rental income per square foot of the properties at December 31, 2012 was $9.59 with a weighted-average remaining lease term of 10.4 years, compared to $11.59 per square foot at December 31, 2011. There were no properties held for sale for the full period in each of the years ended December 31, 2012 and 2011.

Operating Expense Reimbursements

Operating expense reimbursements increased by $1.7 million to $1.9 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from tenants per their respective leases. Operating expense reimbursements were driven by our acquisition of 573 properties during the year ended December 31, 2012 as well as reimbursements for a full year from the 129 properties held as of December 31, 2011.

Acquisition Related Expenses

Acquisition related expenses increased by $41.2 million to $45.1 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011. The increase is driven by our acquisition of 573 properties during the year ended December 31, 2012 compared to 69 during the year ended December 31, 2011. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions.

Merger and Other Non-routine Transaction Expenses

During the year ended December 31, 2012, expenses related to the merger with ARCT III announced in December 2012 and other transaction costs were $2.6 million. These costs primarily consisted of legal fees, accountant fees and other costs associated with entering into the ARCT III merger agreement. There were no such merger expenses incurred during the year ended December 31, 2011.

Property Expenses

Property expenses increased by $3.3 million to $3.5 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. These expenses relate to costs associated with maintaining certain properties, including real estate taxes, ground lease rent, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to our acquisition of properties with modified gross leases during the year ended December 31, 2012 and an increased number of properties for which we pay expenses, which are reimbursed by the tenant.

Management Fees to Affiliates

We paid our Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Our Former Manager waived such portion of its management fee in excess of such thresholds. For the years ended December 31, 2012 and 2011, our Former Manager waived base management fees earned of $1.8 million and $0.3 million, respectively.

We were required to pay our Former Manager a quarterly incentive fee, calculated based on 20% of the excess our annualized core earnings (as defined in the management agreement with our Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were earned for the years ended December 31, 2012 and 2011, respectively.

Management fees to affiliates were $0.2 million for the year ended December 31, 2012, compared to no such fees for the year ended December 31, 2011, which was the result of decisions by the Former Manager to not waive base management fees of $0.2 million in 2012 whereas the Former Manager waived all fees in 2011.

General and Administrative Expenses

General and administrative expenses increased by $4.8 million to $5.5 million for the year ended December 31, 2012 compared to $0.7 million for the year ended December 31, 2011. General and administrative expenses increased primarily as a result of higher professional fees, such as legal fees, accountant fees and financial printer services fees, insurance expense and board member compensation to support our increased real estate portfolio.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $38.9 million to $41.0 million for the year ended December 31, 2012 compared to $2.1 million for the year ended December 31, 2011. The increase in depreciation and amortization expense was driven by our acquisition of 573 properties during the year ended December 31, 2012 for an aggregate purchase price of $1.7 billion as well as depreciation and amortization expense for a full year from the 129 properties held as of December 31, 2011.

Interest Expense

Interest expense increased by $10.9 million to $11.9 million for the year ended December 31, 2012 compared to $1.0 million for the year ended December 31, 2011. The increase primarily related to the increase in debt balances used to fund portfolio acquisitions as the outstanding balance on our senior secured revolving credit facility increased by $82.2 million during the year ended December 31, 2012. Interest expense also related to outstanding mortgage notes payable, which increased $229.8 million during the year ended December 31, 2012, partially offset by a slightly lower weighted-average effective interest rate during 2012 as compared to 2011.

Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, our credit ratings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.

Other Income, Net

Other income increased by $1.0 million to $1.0 million for the year ended December 31, 2012 compared to approximately $4,000 for the year ended December 31, 2011. The increase was primarily due to income on investment securities purchased during the year ended December 31, 2012.

Net Loss from Discontinued Operations

Net loss from discontinued operations decreased by $0.2 million to $0.7 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011. As of the year ended December 31, 2012 and 2011, we had one and two vacant properties, respectively, classified as held for sale on the consolidated balance sheets and reported in discontinued operations on the consolidated statements of operations and comprehensive loss. The net losses from discontinued operations during each year were primarily due to impairments on the held for sale properties representing the difference between the carrying value and estimated proceeds from the sale of the properties less estimated selling costs. On July 3, 2012, one of the properties was sold for $0.6 million of net proceeds.

Cash Flows for the Year Ended December 31, 2013 (As Restated)

During the year ended December 31, 2013, net cash provided by operating activities was $11.9 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2013 included adjusted net loss of 43.9 million (net loss of $507.8 million adjusted for non-cash items, the most significant of which were depreciation and amortization expense, the issuance of operating partnership units, equity-based compensation, and the loss on extinguishment of Series C Stock, which totaled to $446.3 million, in the aggregate). In addition, we incurred a one-time expense related to the loss in the extinguishment of Series C Convertible Preferred Stock (“Series C Stock”) of $13.7 million. Cash inflows included an increase in accounts payable and accrued expenses of $20.8 million and an increase in deferred rent and other liabilities of $8.6 million, partially offset by an increase in prepaid and other assets of $19.9 million.

Net cash used in investing activities for the year ended December 31, 2013 of $4.5 billion primarily related to the investment in real estate assets and the CapLease Merger of $4.4 billion, deposits for real estate investments of $101.9 million, the purchase of investment securities of $81.6 million and investments in direct financing leases of $68.6 million, partially offset by the proceeds from the sales of investment securities of $119.5 million.

Net cash provided by financing activities was $4.3 billion during the year ended December 31, 2013. This was primarily driven by the issuance of stock and debt during the year, most notably $2.0 billion of proceeds net of offering-related costs from the issuance of common stock, $1.7 billion of proceeds, net of repayments, from our credit facilities, $967.8 million of proceeds from the issuance of convertible debt and $288.0 million of proceeds from the issuance of Series D Preferred Stock and $30.9 million of contributions from non-controlling interest holders. These inflows were partially offset by cash outflows, the most significant of which were common stock repurchases of $359.2 million, total distributions paid of $243.1 million, payments of deferred financing costs of $101.2 million and payments on mortgage notes and other debt of $15.1 million.

Cash Flows for the Year Ended December 31, 2012

During the year ended December 31, 2012, net cash provided by operating activities was $9.4 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 was primarily due to an increase in adjusted net income of $2.7 million (net loss of $42.2 million adjusted for non-cash items, the most significant of which were depreciation and amortization expense and equity-based compensation, which totaled $44.4 million, in the aggregate). Cash inflows included an increase in accounts payable and accrued expenses of $8.3 million and in increase in deferred rent and other liabilities of $3.5 million, partially offset by an increase in prepaid and other assets of $5.1 million.

Net cash used in investing activities for the year ended December 31, 2012 was $1.7 billion, primarily related to an increase in investment in real estate assets paid for with cash of $1.7 billion and the purchase of investment securities of $41.7 million.

Net cash provided by financing activities of $2.0 billion during the year ended December 31, 2012 primarily related to cash inflows from the issuances of stock and debt, most notably $1.7 billion of proceeds net of offering-related costs from the issuance of common and preferred stock, $229.8 million of proceeds from mortgage notes payable and $82.2 million of proceeds from our senior secured revolving credit facility. These inflows were partially offset by cash outflows, most notably by total distributions paid of $38.3 million and payments related to deferred financing costs of $14.0 million.

Liquidity and Capital Resources

In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. The majority of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including our ATM program, proceeds from the sale of properties and undistributed funds from operations. With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods. Such increased cash flow will positively impact the amount of funds available for dividends.

As of December 31, 2013, we had $52.7 million of cash and cash equivalents.

Sources of Funds

Funds from Operations and Adjusted Funds from Operations (As Corrected)

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from sales of property, depreciation and amortization of real estate assets and impairment write-downs. These adjustments also include the Company’s pro rata share of unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. While certain companies may experience significant acquisition activity, other companies may not have significant acquisition activity and management believes that excluding costs such as merger and transaction costs and acquisition related costs from property operating results provides useful information to investors and provides information that improves the comparability of operating results with other companies who do not have significant merger or acquisition activities. AFFO is not equivalent to our net income or loss as determined under GAAP, and AFFO may not be a useful measure of the impact of long-term operating performance if we continue to have such activities in the future.

We exclude certain income or expense items from AFFO that we consider more reflective of investing activities, other non-cash income and expense items and the income and expense effects of other activities that are not a fundamental attribute of our business plan. These items include unrealized gains and losses, which may not ultimately be realized, such as gains or losses on derivative instruments, gains and losses on investments and early extinguishment of debt. In addition, by excluding non-cash income and expense items such as amortization of above and below market leases, amortization of deferred financing costs, straight-line rent, net direct financing lease adjustments and equity-based compensation from AFFO we believe we provide useful information regarding income and expense items which have no cash impact and do not provide us liquidity or require our capital resources. By providing AFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our ongoing operating performance without the impacts of transactions that are not related to the ongoing profitability of our portfolio of properties. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies that are not as involved in activities which are excluded from our calculation. Investors are cautioned that AFFO should only be used to assess the sustainability of our operating performance excluding these activities, as it excludes certain costs that have a negative effect on our operating performance during the periods in which these costs are incurred.

In addition, we exclude certain interest expenses related to securities that are convertible to common stock as the shares are assumed to have converted to common stock in our calculation of weighted-average common shares-fully diluted.

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

As discussed in the Explanatory Note to this Form 10-K/A, the investigation conducted by the Audit Committee concluded that the Company erroneously calculated AFFO and/or AFFO per share for the years ended December 31, 2013, 2012 and 2011 due in part to errors in reflecting non-controlling interests. We are now presenting the restated FFO and AFFO using two methods: 1) we calculate FFO and AFFO on a gross basis, whereby we start with net income attributable to both the stockholders and the non-controlling interest holders, and then adjust net income by the gross reported amounts of the items being adjusted (“Gross Method”); and 2) we calculate FFO and AFFO on a net basis, whereby we start with net income attributable only to the stockholders, and adjust net income by only the stockholders’ portion of the applicable items (“Net Method”). For presentation of the Net Method, the company has included the gross amounts of each adjustment on their respective line items and adjusted for the proportionate share which is attributable to non-controlling interest on a separate line item within FFO and AFFO.

The calculation of AFFO per share follows the same logic. Under the Gross Method, AFFO is divided by a share number that takes into account the dilutive effect of units held by the non-controlling interest holders; under the Net Method, AFFO is divided by a share number that reflects only the dilutive effects of common shares. While the two methods generally result in the same per share value, the treatment of certain dilutive securities may result in different per share values under the respective methods.

The tables below reflect the two methods of calculating FFO and AFFO for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share and per share data).

Net Method

	Year Ended December 31,
	2013	2012	2011
	(As Corrected)	(As Corrected)	(As Corrected)
Net loss attributable to stockholders	$(491,499)	$(41,652)	$(4,699)
Loss on disposition of properties [a]	—	600	815
Depreciation and amortization of real estate assets [a]	210,976	40,957	2,097
Impairment of real estate [a]	3,346	—	—
Proportionate share of adjustments for non-controlling interests (1)	(7,899)	(719)	(64)

FFO attributable to stockholders	(285,076)	(814)	(1,851)

Acquisition related [b]	76,113	45,070	3,898
Merger and other non-routine transactions [b]	210,543	2,603	—
Loss on sale of investment securities [b]	2,206	—	—
Loss on derivative instruments, net [b]	67,946	—	2
Interest on convertible obligation to preferred investors [b]	10,802	—	—
Interest premiums and discounts on debt, net and settlement of convertible obligation to preferred investors [b]	12,072	—	—
Amortization of above- and below-market lease assets and liabilities [b]	(178)	118	—
Net direct financing lease adjustments [b]	496	—	—
Amortization and write off of deferred financing costs [b]	29,161	1,985	186
Other amortization and non-cash charges [b]	172	46	14
Straight-line rent [b]	(15,272)	(2,212)	(240)
Non-cash equity compensation expense [b]	100,261	1,197	191
Proportionate share of adjustments for non-controlling interests (2)	(16,830)	(622)	(89)

AFFO attributable to stockholders	$192,416	$47,371	$2,111

Weighted-average shares outstanding - basic (3)	205,341,431	103,306,366	3,720,351
Effect of dilutive securities	16,037,245	528,919	61,318

Weighted-average shares outstanding - diluted (4)	221,378,676	103,835,285	3,781,669

AFFO attributable to stockholders per diluted share	$0.87	$0.46	$0.56

(1)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(2)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(3)	Weighted-average shares for the year ended December 31, 2013 are adjusted as if the acquisition of all outstanding shares of ARCT IV common stock for cash in conjunction with the ARCT IV Merger had been completed at inception.
(4)	Weighted-average shares for the year ended December 31, 2013 excludes the effect of the convertible debt as the effect would be antidilutive.

Gross Method

	Year Ended December 31,
	2013	2012	2011
	(As Corrected)	(As Corrected)	(As Corrected)
Net loss (in accordance with U.S. GAAP)	$(507,815)	$(42,237)	$(4,804)
Loss on disposition of properties	—	600	815
Depreciation and amortization of real estate assets	210,976	40,957	2,097
Impairment of real estate	3,346	—	—

FFO	(293,493)	(680)	(1,892)

Acquisition related	76,113	45,070	3,898
Merger and other non-routine transactions	210,543	2,603	—
Loss on sale of investment securities	2,206	—	—
Loss on derivative instruments, net	67,946	—	2
Interest on convertible obligation to preferred investors	10,802	—	—
Interest premiums and discounts on debt, net and settlement of convertible obligation to preferred investors	12,072	—	—
Amortization of above- and below-market lease assets and liabilities	(178)	118	—
Net direct financing lease adjustments	496	—	—
Amortization and write off of deferred financing costs	29,161	1,985	186
Other amortization and non-cash charges	172	46	14
Straight-line rent	(15,272)	(2,212)	(240)
Non-cash equity compensation expense	100,261	1,197	191

AFFO	$200,829	$48,127	$2,159

Weighted-average shares outstanding - basic (1)	205,341,431	103,306,366	3,720,351
Dilutive effect of restricted share awards	25,223,423	1,316,197	160,688

Weighted-average shares outstanding - diluted (2)	230,564,854	104,622,563	3,881,039

AFFO per share	$0.87	$0.46	$0.56

(1)	Weighted-average shares for the year ended December 31, 2013 are adjusted as if the acquisition of all outstanding shares of ARCT IV common stock for cash in conjunction with the ARCT IV Merger had been completed at inception.
(2)	Weighted-average shares for the year ended December 31, 2013 excludes the effect of the convertible debt as the effect would be antidilutive.

The following tables present the combined impact of all changes to the applicable line items in the Company’s previously issued FFO and AFFO presentations using the Net Method for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

Net Method

	Year Ended December 31, 2013
	As Previously Reported (1)	Methodology Adjustments (2)		Error Corrections (3)	As Corrected
Net loss attributable to stockholders	$(474,740)	$—		$(16,759)	$(491,499)
(Gain) loss on held for sale properties [a]	(14)	—		14	—
Depreciation and amortization [a]	211,372	(46	) (6)	(350)	210,976
Impairment of real estate [a]	—	—		3,346	3,346
Proportionate share of adjustments for non-controlling interests (4)	—	(7,789)		(110)	(7,899)

FFO attributable to stockholders	(263,382)	(7,835)		(13,859)	(285,076)

Acquisition related [b]	76,136	—		(23)	76,113
Merger and other non-routine transactions [b]	278,319	—		(67,776)	210,543
Loss on sale of investment securities [b]	2,206	—		—	2,206
Loss on derivative instruments, net [b]	67,946	—		—	67,946
Interest on convertible obligation to preferred investors [b]	10,802	—		—	10,802
Interest premiums and discounts on debt, net and settlement of convertible obligations to preferred investors [b]	12,072	—		—	12,072
Amortization of above- and below- market lease assets and liabilities [b]	(178)	—		—	(178)
Net direct financing lease adjustments [b]	—	496	(7)	—	496
Amortization and write off of deferred financing costs [b]	26,895	—		2,266	29,161
Other amortization and non-cash charges [b]	—	172	(6)(7)	—	172
Straight-line rent [b]	(15,058)	(214	) (8)	—	(15,272)
Non-cash equity compensation expense [b]	34,962	—		65,299	100,261
Operating fees to affiliate [b]	5,654	(5,654	) (9)	—	—
Proportionate share of adjustments for non-controlling interests (5)	—	(16,944)		114	(16,830)

AFFO attributable to stockholders	$236,374	$(29,979)		$(13,979)	$192,416

Weighted-average shares outstanding — diluted	221,378,676	—		—	221,378,676
AFFO attributable to the stockholders per share	$1.07 (8)	$(0.14)		$(0.06)	$0.87

(1)	The numbers in this column reflect the recasting of the Company’s historical financial statements to present the effects of the Company’s acquisition of ARCT IV, an entity previously deemed to be under common control with the Company, as if it had been completed at inception, as previously disclosed in the Company’s Current Report on Form 8-K, dated May 20, 2014.
(2)	The adjustments in this column reflect the “Net Method” for adjusting for non-controlling interests and certain other methodology adjustments.
(3)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(4)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(5)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(6)	Reclassification between line items to properly show non-real estate related amortization below in AFFO.
(7)	In reviewing its AFFO methodology, the Company has determined that it is appropriate to include certain adjustments that were not included in the previously reported AFFO calculation. These adjustments include $496,000 for net direct financing lease adjustments and $126,000 for straight line rent expense.
(8)	AFFO per share was not previously reported in the Original Filing although it was has been calculated utilizing the previously reported adjusted funds from operations and weighted average shares of 221,378,676.

(8)	The original Filing presented this line item net of the proportionate share for non-controlling interest. A “gross up” adjustment has been made to include the amount attributable to non-controlling interest in order to show all proportionate adjustments for non-controlling interests on one line item called “Proportionate share of adjustments for non-controlling interest.”
(9)	In reviewing its AFFO methodology, the Company has determined that it was not appropriate to adjust for operating fees incurred to affiliates as these expenses represent operating expenses that are typical for the industry.

	Year Ended December 31, 2012
	As Previously Reported (1)	Methodology Adjustments (2)		Error Corrections (3)	As Corrected
Net loss attributable to stockholders	$(41,936)	$—		$284	$(41,652)
Loss on held for sale properties [a]	600	—		—	600
Depreciation and amortization [a]	41,003	(46	) (6)	—	40,957
Proportionate share of adjustments for non-controlling interests (4)	—	(719)		—	(719)

FFO attributable to stockholders	(333)	(765)		284	(814)

Acquisition related [b]	45,070	—		—	45,070
Merger and other non-routine transactions [b]	2,603	—		—	2,603
Amortization of above- and below- market lease assets and liabilities [b]	110	8	(7)	—	118
Amortization of deferred financing costs [b]	1,985	—		—	1,985
Other amortization and non-cash charges [b]	—	46	(6)	—	46
Straight-line rent [b]	(2,165)	(47	) (7)	—	(2,212)
Non-cash equity compensation expense [b]	1,197	—		—	1,197
Operating fees to affiliate [b]	212	(212	) (8)	—	—
Proportionate share of adjustments for non-controlling interests (5)	—	(622)		—	(622)

AFFO attributable to stockholders	$48,679	$(1,592)		$284	$47,371

(1)	The numbers in this column reflect the recasting of the Company’s historical financial statements to present the effects of the Company’s acquisition of ARCT IV, an entity previously deemed to be under common control with the Company, as if it had been completed at inception, as previously disclosed in the Company’s Current Report on Form 8-K, dated May 20, 2014.
(2)	The adjustments in this column reflect the “Net Method” for adjusting for non-controlling interests and certain other methodology adjustments.
(3)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(4)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(5)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(6)	Reclassification between line items to properly show non-real estate related amortization below in AFFO.
(7)	The previously reported AFFO calculation presented this line item net of the proportionate share for non-controlling interest. A “gross up” adjustment has been made to include the amount attributable to non-controlling interest in order to show all proportionate adjustments for non-controlling interests on one line item called “Proportionate share of adjustments for non-controlling interest.”
(8)	In reviewing its AFFO methodology, the Company has determined that it was not appropriate to adjust for operating fees incurred to affiliates as these expenses represent operating expenses that are typical for the industry.

	Year Ended December 31, 2011
	As Previously Reported (1)	Methodology Adjustments (2)		As Corrected
Net loss attributable to stockholders	$(4,699)	$—		$(4,699)
Loss on held for sale properties [a]	815	—		815
Depreciation and amortization [a]	2,111	(14	) (5)	2,097
Proportionate share of adjustments for non-controlling interests (3)	—	(64	) (2)(3)	(64)

FFO attributable to stockholders	(1,773)	(78)		(1,851)

Acquisition related [b]	3,898	—		3,898
Loss on derivative instruments [b]	2	—		2
Amortization of deferred financing costs [b]	186	—		186
Other amortization and non-cash charges [b]	—	14	(5)	14
Straight-line rent [b]	(229)	(11	) (6)	(240)
Non-cash equity compensation expense [b]	191	—		191
Proportionate share of adjustments for non-controlling interests (4)	—	(89	) (2)(4)	(89)

AFFO attributable to stockholders	$2,275	$(164)		$2,111

(1)	The numbers in this column reflect the recasting of the Company’s historical financial statements to present the effects of the Company’s acquisition of ARCT IV, an entity previously deemed to be under common control with the Company, as if it had been completed at inception, as previously disclosed in the Company’s Current Report on Form 8-K, dated May 20, 2014.
(2)	The adjustments in this column reflect the “Net Method” for adjusting for non-controlling interests and certain other methodology adjustments.
(3)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(4)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(5)	Reclassification between line items to properly show non-real estate related depreciation and amortization below FFO.
(6)	The previously reported AFFO calculation presented this line item net of the proportionate share for non-controlling interest. A “gross up” adjustment has been made to include the amount attributable to non-controlling interest in order to show all proportionate adjustments for non-controlling interests on one line item called “Proportionate share of adjustments for non-controlling interest.”

Capital Markets

The following are our equity offerings of common stock during the year ended December 31, 2013 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares (1)	Gross Proceeds
Registered follow-on offering	January 29, 2013	2,070,000	$26.8
ATM	January 1 - April 17, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Private placement offering	November 12, 2013	15,126,498	186.0

Total - Year end December 31, 2013		47,161,562	$676.7

(1)	Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III’s common stock in conjunction with the ARCT III Merger.

On August 1, 2012, we filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of December 31, 2013, we had issued 2.1 million shares of common stock through a registered follow on offering and an ATM offering under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of December 31, 2013, no common stock had been issued under the resale registration statement.

On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. As a result of the delayed filing of certain of our periodic reports with the SEC, we are not currently eligible to use a shelf registration statement for the offer and sale of our securities.

In January 2013, we commenced an “at the market” equity offering program (“ATM”) in which we may from time to time offer and sell shares of our common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to our $500.0 million universal shelf registration statement.

In addition to our common stock offerings, on June 7, 2013, we issued 28.4 million shares convertible preferred stock (the “Series C Shares”) for gross proceeds of $445.0 million. On November 12, 2013, we converted all outstanding Series C Shares into our common stock. Pursuant to the Series C Articles Supplementary, the number of shares of common stock that could be issued upon conversion of Series C Shares was limited to an exchange cap. Therefore, we converted 1.1 million Series C Shares into 1.4 million shares of our common stock. With respect to the 27.3 million Series C Shares for which we could not issue shares of our common stock upon conversion due to the exchange cap, we paid holders of Series C Shares an aggregate cash amount equal to approximately $441.4 million in exchange for such Series C Shares. Based on our share price on the conversion date, the total settlement value was $458.8 million. See Note 12 — Other Debt in the consolidated financial statements for a description of the conversion features of the Series C Convertible Preferred Stock.

On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013.

Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV stockholders. There were no shares issued and outstanding of Series F Preferred Stock as of December 31, 2013. See Note 17 — Preferred and Common Stock (As Restated) in the consolidated financial statements for a description of the Series D Preferred Stock and Series F Preferred Stock.

See Note 24 — Subsequent Events (As Restated) for significant subsequent events.

Availability of Funds from Credit Facilities (As Restated)

We and our OP are parties to a credit facility with Wells Fargo, National Association , as administrative agent and other lenders party thereto (the “Credit Facility”).

At December 31, 2013, the Credit Facility has commitments of $2.4 billion. The Credit Facility has an accordion feature, which, if exercised in full, would allow us to increase borrowings under the Credit Facility to $3.0 billion, subject to additional lender commitments and borrowing base availability.

At December 31, 2013, the Credit Facility contains a $940.0 million term loan facility and a $1.5 billion revolving credit facility, of which $940.0 million and $119.8 million was outstanding, respectively. Loans under the Credit Facility are priced at the applicable rate (at our election, either a floating interest rate based on one month LIBOR, determined on a daily basis, or LIBOR for a period of one, three or six months), plus 2.25% to 3.00%, decreasing to 1.60% to 2.20% upon the satisfaction of certain conditions set forth in the credit agreement relating to the credit facility), based upon our current leverage. To the extent that we receive an investment grade credit rating as determined by a major credit rating agency, and upon the satisfaction of certain other conditions set forth in the credit agreement relating to the Credit Facility, at our election, advances under the revolving credit facility will be priced at the applicable rate plus 0.90% to 1.75% and term loans will be priced at the applicable rate plus 1.15% to 2.00%, in each case, based upon our then current investment grade credit rating.

The Credit Facility provides for monthly interest payments. Upon the occurrence of an event of default, the agent acting at the request or with the consent of lenders holding a majority of the loans and commitments under the Credit Facility, may declare the Credit Facility commitments to be terminated, and may accelerate the payment on any unpaid principal amount of all outstanding loans. We have guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017 and the term loan facility will terminate on February 14, 2018, in each case, unless extended in accordance with the terms of the credit facility. At any time, upon timely notice by us, we may prepay borrowings under the credit facility. We incur an unused fee of 0.15% to 0.25% per annum on the unused amount of the revolving credit commitments, based on our usage of the revolving credit facility, which unused fee will decrease 0.12% to 0.35% per annum, based upon our then current investment grade credit rating, to the extent we have elected for the interest rate margin applicable to the outstanding advances under the credit facility to be governed by our credit rating as set forth above. To the extent that any delayed draw commitments remain undrawn, we will incur an unused fee of 0.25% per annum on the unused amount of such commitments. The Credit Facility also required us to maintain certain property available for collateral as a condition to funding, but this requirement was eliminated pursuant to an amendment effective February 7, 2014. See also “Our inability to file and deliver our financial statements and certain other financial deliverables required under the terms of our Credit Agreement and the indentures governing our senior unsecured notes has adversely affected our overall borrowing flexibility, exposed us to the possibility of default and required us to pay certain additional expenses,” for a description of certain provisions of our Amended Credit Agreement which have subsequently become effective. Refer to Note 24 – Subsequent Events (As Restated) included in this Amendment No. 2 to Annual Report on Form 10-K/A for further discussion on significant recent events.
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

We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 3 — Mergers and Acquisitions in part through the assumption of outstanding indebtedness, and expect to finance the balance of the aggregate purchase prices through a combination of available cash on hand from: (a) a portion of the $676.7 million in gross proceeds for the year ended December 31, 2013 from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions; (b) a portion of the $967.8 million in net proceeds from the sale of the Notes; (c) funds available from the issuance of common stock through our current ATM or any successor program thereto; (d) financing available under our credit facility; and (e) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.

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

We and our board of directors share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Former Manager has in the past agreed to waive certain fees including management and incentive fees. The fees that were waived relating to the activity are not deferrals and accordingly, will not be paid. Because our Former Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Former Manager was available to pay dividends to our stockholders. See Note 19 — Related Party Transactions and Arrangements (As Restated) in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Former Manager. Subsequent to December 31, 2013, we completed our transition to self-management and will no longer pay such fees to our Former Manager. See Note 24 — Subsequent Events (As Restated) for further discussion.

As our real estate portfolio matures, we expect cash flows from operations to cover our dividends.

The following table shows the sources for the payment of dividends to common stockholders for the year ended December 31, 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013
	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends	Dividends	% of Dividends
Dividends:
Distributions paid in cash	$40,485		$49,882		$66,674		$74,311
Distributions reinvested	7,498		13,121		4,949		—

	$47,983		$63,003		$71,623		$74,311

Sources of dividends:
Cash flows provided by operations (1)	$—	—%	$5,674	9.0%	$16,976	23.7%	$29,254	39.4%
Proceeds from issuances of common stock	3,185	6.6%	12,794	20.3%	23,938	33.4%	—	—%
Proceeds from financing activities	37,300	77.8%	31,414	49.9%	25,760	36.0%	45,057	60.6%
Common stock issued under the DRIP	7,498	15.6%	13,121	20.8%	4,949	6.9%	—	—%

Total sources of dividends	$47,983	100.0%	$63,003	100.0%	$71,623	100.0%	$74,311	100.0%

Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(143,880)		$(69,603)		$(80,201)		$(197,815)

(1)	Dividends paid from cash provided by operations are derived from cash flows from operations (U.S. GAAP basis) for the year ended December 31, 2013. Cash flows provided by operations include $76.1 million (as restated) of acquisition related expenses and $210.5 million (as restated) of merger and other non-routine transaction related expenses incurred during the year ended December 31, 2013. If we had not incurred such acquisition and merger related costs, our cash flows from operations would have sourced all dividend payments during the year ended December 31, 2013.

Loan Obligations

At December 31, 2013, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 58.3%.

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2013, we were in compliance with the debt covenants under our loan agreements.

As of December 31, 2013, we had non-recourse mortgage indebtedness of $1.3 billion which was collateralized by 177 properties. Our mortgage indebtedness bore interest at weighted-average rate of 3.42% per annum and had a weighted-average maturity of 3.41 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

As of December 31, 2013, there was $1.1 billion outstanding on the Credit Facility, of which $554.8 million bore a floating interest rate of 3.17%, and for $515.0 million of the Credit Facility’s floating base interest rate is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our leverage, interest on this portion was 3.85% at December 31, 2013. At December 31, 2013, there was up to $1.9 billion available to us for future borrowings, subject to additional lender commitments and borrowing availability. In addition, we had $760.0 million outstanding under the Senior Secured Credit Facility.

Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. At December 31, 2013 and 2012, we were in compliance with the debt covenants under all of our loan obligations.

Convertible Senior Note Offering

On July 29, 2013, the Company issued $300.0 million of Convertible Senior Notes (the “2018 Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Notes offering, issued an additional $10.0 million of its 2018 Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Notes through a reopening of the 2018 Notes indenture agreement. Also on December 10, 2013, the Company issued $402.5 million of Convertible Senior Notes (the “2020 Notes,” collectively with the 2018 Notes, the “Convertible Notes”). The 2018 Notes mature August 1, 2018 and the 2020 Notes mature on December 15, 2020. The Convertible Notes are convertible to cash or shares of the Company’s common stock at the Company’s option. In accordance with U.S GAAP, the notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the expected lives of the Convertible Notes.

Refer to Note 24 – Subsequent Events (As Restated) included in this Amendment No. 2 to Annual Report on Form 10-K/A for further discussion on significant recent events.

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

Refer to Note 24 – Subsequent Events (As Restated) included in this Amendment No. 2 to Annual Report on Form 10-K/A for further discussion on significant recent events.

Contractual Obligations

The following is a summary of our contractual obligations, including contractual lease obligations, as of December 31, 2013 (in thousands):

	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Principal payments due on mortgage notes payable	$1,258,661	$86,933	$677,200	$293,869	$200,659
Interest payments due on mortgage notes payable	204,982	63,581	82,666	25,064	33,671
Principal payments due on senior corporate credit facilities	1,819,800	—	—	1,819,800	—
Interest payments due on senior corporate credit facilities	186,585	47,048	94,095	45,442	—
Principal payments due on secured credit facility	150,000	150,000	—	—	—
Interest payments due on secured credit facility	4,410	4,410	—	—	—
Principal payments due on convertible debt	1,000,000	—	—	597,500	402,500
Interest payments due on convertible debt	187,235	33,019	66,038	58,619	29,559
Principal payments due on other debt	108,316	12,851	24,378	40,157	30,930
Interest payments due on other debt	65,659	6,808	11,469	6,802	40,580
Payments due on lease obligations	84,441	4,541	8,657	7,456	63,787

Total	$5,070,089	$409,191	$964,503	$2,894,709	$801,686

Contractual Lease Obligations

The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (amounts in thousands):

Future Minimum Lease Payments
2014	$4,541
2015	4,443
2016	4,214
2017	4,244
2018	3,212
Thereafter	63,787

$84,441

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay or have paid in the past certain fees or reimbursements to ARC, our Former Manager or their affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 19 — Related Party Transactions and Arrangements (As Restated) in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. See Note 24 — Subsequent Events (As Restated) to the consolidated financial statements for further discussion.

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

As of December 31, 2013, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying and fair value of $2.9 billion. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $102.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $65.8 million.

As of December 31, 2013, our debt included variable-rate debt with a carrying and fair value of $1.5 billion. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $14.6 million annually.

As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this document.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures (As Restated)

Evaluation of Disclosure Controls and Procedures

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 27, 2014 disclosed that the Company’s former management, with the participation of its former Chief Executive Officer and former Chief Financial Officer, had evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) and, based on that evaluation, had concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013. In light of the findings of the Audit Committee investigation and a review made by the Company in connection with the preparation of the restatement presented in this Form 10-K/A, current management, under the supervision of our current Interim Chief Executive Officer and our current Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures and, based on that evaluation, concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2013 as a result of the matters discussed under “Material Weaknesses” below.

Management’s Report on Internal Control over Financial Reporting

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 27, 2014 disclosed that the Company’s former management had assessed the Company’s internal control over financial reporting (excluding that relating to CapLease, Inc., which the Company acquired on November 5, 2013) under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control-Integrated Framework (the “COSO Framework”), and believed that the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) was effective as of December 31, 2013. In light of the findings of the Audit Committee investigation and a review made by the Company in connection with preparation of the restatement presented in this Form 10-K/A, current management performed a re-assessment of the Company’s internal control over financial reporting under the COSO Framework (excluding both CapLease, Inc. and ARCT IV, the latter of which the Company acquired on January 3, 2014 in a transaction accounted for on a carryover basis of accounting and recast in the Company’s historical financial statements) and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 as a result of the matters discussed under “Material Weaknesses in Internal Control over Financial Reporting” below.

Material Weaknesses

Material Weaknesses in Disclosure Controls and Procedures – The Company’s disclosure controls and procedures were not properly designed or implemented to ensure that the information contained in the Company’s periodic reports and other SEC filings correctly reflected the information contained in the Company’s accounting records and other supporting information and that AFFO per share (a non-GAAP measure that is an important industry metric) was correctly calculated. In addition, the Company did not have appropriate controls to ensure that its SEC filings were reviewed on a timely basis by senior management or that significant changes to amounts or other disclosures contained in a document that had previously been reviewed and approved by the Audit Committee were brought to the attention of the Audit Committee or its Chair for review and approval before the document was filed with the SEC. Finally, the Company did not have appropriate controls over the formulation of AFFO per share guidance or the periodic re-assessment of the Company’s ability to meet its guidance.

Material Weaknesses in Internal Control Over Financial Reporting – A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During 2013, due in part to a number of large portfolio acquisitions, the Company experienced significant growth and increases in the complexity of its financial reporting and number of non-routine transactions. In late 2013, as a result of three impending transactions – the transition to self-management announced in August 2013 and effective on January 8, 2014, the acquisition of ARCT IV announced in July 2013 and completed on January 3, 2014 and the acquisition of Cole Real Estate Investments, Inc. announced in October 2013 and completed on February 7, 2014 – the complexity of the Company’s transactions and the need for accounting judgments and estimates became more prevalent and had a severe impact on the Company’s control environment. These changes in business conditions, combined with the pressure of market expectations inherent in announcing AFFO per share guidance for 2014, demanded an enhanced control environment.

The control environment, as part of the internal control framework, sets the tone of an organization, influencing the control consciousness of its people and providing discipline and structure. Current management identified the following material weaknesses through its re-assessment of the Company’s internal control over financial reporting:

Related Party Transactions and Conflicts of Interest – The Company did not maintain the appropriate controls to assess, authorize and monitor related party transactions, validate the appropriateness of such transactions or manage the risks arising from contractual relationships with affiliates. Without the appropriate controls, the Company made certain payments to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny.

Equity-Based Compensation – The Company did not maintain appropriate controls over various grants of equity-based compensation. In the fourth quarter of 2013, in anticipation of the Company’s transition to self-management, the Company entered into employment agreements with the Company’s former Executive Chairman and Chief Executive Officer and its former Chief Financial Officer, and also approved the 2014 Outperformance Plan pursuant to which awards were made to them on January 8, 2014. Without the appropriate controls, these documents contained terms that were inconsistent with the terms authorized by the Compensation Committee. Additionally, the Company did not obtain copies of or administer the equity awards made by means of block grants allocated by the Former Manager and its affiliates, nor did the Company review the awards for consistency with the Compensation Committee’s authorization.

Aggregation of Significant Deficiencies Within Business Process-Level Control Activities and Financial Reporting Controls – The following significant deficiencies together constitute a material weakness:

•	Accounting Close Process – The Company did not have consistent policies and procedures throughout its offices relating to purchase accounting, accounting for gain or loss on disposition and testing for impairment. In addition, senior management did not establish clear reporting lines and job responsibilities or promote accountability over business process control activities.

•	Critical Accounting Estimates and Non-Routine Transactions – The Company did not maintain effective controls or develop standardized policies and procedures for critical accounting estimates and non-routine transactions, including management review and approval of the accounting treatment of all critical and significant estimates on a periodic basis.

Attestation Report of Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 106 of this Annual Report on Form 10-K/A.

Remediation

As discussed below, the Company is actively engaged in improving its disclosure controls and procedures and internal control over financial reporting. The Company’s new senior management will report on a quarterly basis to the Audit Committee and, where applicable, to the other Committees of the Board of Directors as to the progress made in remediating the material weaknesses identified above.

Control Environment – During the fourth quarter of 2014, the Company underwent a change in senior leadership as a result of the resignations of the Company’s Executive Chairman of the Board, Chief Executive Officer and director, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. The Audit Committee, the Board of Directors and new senior leadership are committed to establishing a culture of compliance, integrity and transparency and have begun communicating their commitment and expectations to all employees of the Company. This commitment will also be an important consideration in the Board of Directors’ selection of a new independent Chairman of the Board of Directors and a permanent Chief Executive Officer pursuant to its previously-announced search process.

The Board of Directors, with the assistance of outside counsel, has commenced a comprehensive review of its key practices and procedures. This review will include, among other things, the nature, transparency and timeliness of information provided to the Board of Directors by management, the agenda-setting process, the process by which the Board of Directors oversees the Company’s risk management functions and the roles and responsibilities, charters, key practices and procedures of the committees of the Board of Directors. As an outgrowth of this review, the Board of Directors has adopted a new related person transactions policy and assigned the administration of this policy to the Nominating and Corporate Governance Committee.

Under the Audit Committee’s oversight, management has commenced a comprehensive review of corporate compliance policies and programs and is initiating periodic Company-wide training on ethics, reporting procedures and other key topics as well as a review of the Company’s whistleblower hotline policies and procedures.

The Company is also in the process of strengthening its controls in a number of areas highlighted by the Audit Committee investigation, as follows:

•	Adding additional layers of review of the Company’s significant accounting policies and estimates, including the bonus accrual process;

•	Improving the controls around decisions whether or not to reflect certain accounting adjustments in the Company’s books and records and/or to report such adjustments within the financial statements, by revising its policies, implementing additional review and training all accounting personnel on the revised policies;

•	Adopting new accounting policies that incorporate technical accounting guidance as to when expenses may be appropriately classified as merger-related expenses, and conducting training on the implementation of this policy with relevant members of its accounting staff; and

•	Adopting new practices surrounding the calculation and presentation of AFFO and the formulation and review of AFFO guidance.

Financial Reporting Disclosure Controls – Under the oversight of the Audit Committee, the Company is in the process of creating a chartered Disclosure Committee to be comprised of senior attorneys, accounting personnel and executives and heads of other pertinent firm-wide disciplines. The Chair of the Disclosure Committee will have ongoing dialogue with the Audit Committee and the Board of Directors on how the Disclosure Committee is fulfilling its mandate to ensure the timeliness, accuracy, completeness and quality of the Company’s SEC filings and other public disclosures. The Disclosure Committee will be responsible for establishing and administering a process by which certain personnel in relevant functions and areas will be required to provide sub-certifications in support of the certifications that the Company’s principal executive and principal financial officers are required to provide in connection with each periodic SEC report. Processes will be implemented to help plan appropriately for quarterly financial reporting as well as securities offerings.

Additionally, at the direction of the Audit Committee, the Company is enhancing and formalizing the procedures for the review and approval of annual and quarterly SEC reports (some of which were previously less formal) as follows:

•	Drafts of reports will be circulated sufficiently in advance of Audit Committee meetings to permit adequate review;

•	Audit Committee meetings will be attended in person to the extent practicable and, in addition to Audit Committee members, required attendees will include the Chief Financial Officer, Chief Accounting Officer, General Counsel, Chair of the Disclosure Committee, head of Internal Audit, independent auditors and outside legal counsel as necessary;

•	At Audit Committee meetings, in addition to required communications from the independent auditors, reports will be made by the Chief Accounting Officer and the Chair of the Disclosure Committee on significant changes from prior filings, significant judgments reflected in the report and receipt of sub-certifications;

•	At Audit Committee meetings, separate executive sessions will be held with the independent auditor, head of Internal Audit, General Counsel and others as necessary; and

•	Any changes to a draft of a periodic report that has been approved by the Audit Committee must be submitted to and reviewed and approved by the Chair of the Audit Committee prior to filing.

Related Party Transactions and Conflicts of Interest – The resignation of certain members of senior management affiliated with the Former Manager has eliminated certain conflicts of interest that existed prior to such resignations.

The Audit Committee’s investigation identified certain payments made by the Company to the Former Manager or its affiliates that were not sufficiently documented or otherwise warrant scrutiny. In November 2014, as a result of the Audit Committee investigation, the Company terminated a lease with an affiliate of the Former Manager for space in a building located in Newport, Rhode Island. The Company, which never occupied the building, was reimbursed for certain leasehold improvements and other costs by delivery of 916,423 OP Units valued at approximately $8.5 million, which were retired. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery.

The Company is working closely with outside counsel to terminate its remaining relationships with affiliates of its Former Manager, including ARC Capital, LLC (“ARC”) and RCS Capital Corporation, and to disentangle its internal control framework from the affiliated entities. The Company is seeking to obtain copies of all of its books and records held by ARC and to eliminate all human resource, information technology and other overlapping departmental services.

The Company has also enhanced the procedures for review and approval of potential related party transactions with directors, director nominees, executive officers, 5% shareholders and their immediate family members through the adoption of a new related party transactions policy administered by the Nominating and Corporate Governance Committee.

Equity-Based Compensation – The Company has recently obtained copies from ARC of all equity awards made by means of block grants allocated by the Former Manager or its affiliates and will seek to assume administration of those awards that remain outstanding. In addition, the Company will review all awards for consistency with the Compensation Committee’s authorization.

Under the Compensation Committee’s oversight, the Company is implementing new governance processes for the authorization, documentation, issuance, administration and accounting for equity-based compensation. The Compensation Committee will approve each award, rather than delegating authority to management to allocate large tranches of awards. In-house counsel, accounting, tax, and human resources personnel will work together to oversee the issuance of equity compensation to directors, officers and employees. Equity compensation tracking and recordkeeping will be improved through the use of equity tracking software. All compensation matters within the Compensation Committee’s purview will be reviewed by the Compensation Committee Chair and in-house counsel against the Compensation Committee’s authorization to ensure consistency and appropriate documentation. In respect of all other employment matters, the human resources department will consult in-house counsel before making any offer of employment or any compensation adjustment that includes any equity award or otherwise raises equity compensation issues.

Aggregation of Significant Deficiencies Within Business Process-Level Control Activities and Financial Reporting Controls – The Company is taking following steps to remedy the underlying significant deficiencies comprising this material weakness:

•	Accounting Close Process – The Company has begun to standardize its internal accounting close process and intends to complete the integration of its accounting and financial reporting processes among its various offices. Toward this end, the Company has documented, and intends to continue to document, its key and significant operational activities and accounting policies and procedures. In addition, the Company has designed and implemented internal controls within its accounting close process to ensure that closing activities, such as reconciliations, timely reviews, journal entry reviews and comprehensive financial analysis, are performed and reviewed. The Company intends to create a financial reporting sub- certification process and is defining key roles and responsibilities within the organizational structure. Lastly, the Company has conducted trainings, and will conduct additional trainings, for its accounting and other professionals to ensure the accounting close processes and entity level and company level controls and procedures are well defined, documented and implemented to support operational effectiveness.

•	Critical Accounting Estimates and Non-Routine Transactions – The Company has documented various critical accounting policies, and intends to continue to document new accounting policies and to update its existing documentation for any noted changes on a timely basis. New policies have been communicated to the relevant Company employees. The Company has also established a process under which senior management approves all critical accounting estimates and non-routine transactions on a periodic basis as part of the financial close and reporting processes.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, other than the hiring of senior executive officers and financial reporting personnel in connection with the Company’s transition to self-management and entry into the Cole Real Estate Investments, Inc. merger agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Realty Capital Properties, Inc.

We have audited the internal control over financial reporting of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” (“Management’s Report”) presented in Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, American Realty Capital Properties, Inc .’s internal control over financial reporting does not include internal control over financial reporting of CapLease, Inc. (“CapLease”), a wholly owned subsidiary, which was acquired by the Company on November 5, 2013 and whose financial statements reflect total assets and revenues constituting 26% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. In addition, our audit of, and opinion on, American Realty Capital Properties, Inc .’s internal control over financial reporting does not include internal control over financial reporting of American Realty Capital Trust IV, Inc. (“ARCT IV”), an affiliated entity under common control with which the Company merged on January 4, 2014 in a merger accounted for as a reorganization of entities under common control and whose financial statements reflect total assets and revenues constituting 28% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. As indicated in Management’s Report, management’s assertion of the effectiveness of American Realty Capital Properties, Inc.’s internal control over financial reporting excluded internal control over financial reporting of CapLease and ARCT IV.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management identified a material weakness related to the Company’s failure to maintain controls associated with related party transactions and risks arising from contractual arrangements with affiliates. A material weakness was identified by management related to the Company’s failure to maintain controls related to stock based compensation, including the administration of certain restricted stock awards. Additionally, a material weakness was identified by management as a result of the Company not maintaining and applying adequate policies and procedures, including those related to the accounting close process, critical accounting estimates and non-routine transactions,.

In our report dated February 27, 2014, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weaknesses discussed above were subsequently identified in connection with the restatement of the Company’s previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as presented herein, is different from that expressed in our previous report. The material weaknesses were considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s 2013 financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to “Material Weaknesses in Disclosure Controls and Procedures” and “Remediation” included in Management’s Report.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 2, 2015, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Phoenix, Arizona

March 2, 2015

Item 9B. Other Information

None.

PART III (As Restated)

EXPLANATORY NOTE

As permitted by Instruction G.3 to Form 10-K, the Company incorporated by reference into Part III of the Original Filing, the information required by Items 10-14 of Form 10-K contained in its definitive proxy statement filed with the SEC on April 29, 2014 (the “Proxy Statement”). Based upon the Audit Committee’s investigation and additional work by the Company, the information incorporated by reference from the Proxy Statement into Part III of the Original Filing should be read in light of the following:

Item 11:

•	In connection with Mr. Schorsch’s resignation from the Company effective December 12, 2014, Mr. Schorsch entered into a Reformation of Employment Agreement, a restricted share award agreement, and a Clarification of Award Agreement under the 2014 Multi-Year Outperformance Plan (the “2014 Outperformance Plan”). These documents were intended to reform his Employment Agreement and equity awards, as of January 8, 2014, to be consistent with vesting provisions authorized by the Compensation Committee of the Company’s Board (the “Compensation Committee”) and to make certain other corrections. Among other things, the reformed agreements provided that, upon a termination for Cause (as defined in his Employment Agreement) by the Company or a voluntary resignation by Mr. Schorsch without Good Reason (as defined in his Employment Agreement), Mr. Schorsch’s restricted share award and award under the 2014 Outperformance Plan would not accelerate and such awards would be forfeited immediately.

•	The maximum award opportunity under the 2014 Outperformance Plan was $120.0 million, not $222.1 million as stated in the Proxy Statement. The Compensation Committee approved an aggregate award pool to be measured by the Company’s market capitalization as of the date of such approval on October 3, 2013; however, as executed, the 2014 Outperformance Plan measured market capitalization on a pro forma basis as of the Company’s transition to self-management on January 8, 2014 (including the pro forma impact of various transactions expected to be consummated prior to the Company’s transition to self-management on January 8, 2014). See Note 18 – Equity-Based Compensation (As Restated) to the consolidated financial statements contained in this Form 10-K/A for further detail.

•	The vesting period for the restricted stock awards of 40,000 shares made to each non-executive director in connection with the Company’s transition to self-management on January 8, 2014 is five years, not three years as stated in the Proxy Statement.

•	Item 13:

•	The Company entered into transactions with related parties pertaining to the Audrain Building located in Newport, Rhode Island during 2013 and 2014, as described in Note 19 – Related Party Transactions and Arrangements (As Restated) to the consolidated financial statements contained in this Form 10-K/A.

•	The Company did not incur any fees pursuant to the Transition Services Agreement, dated October 21, 2013 (described in the Proxy Statement).

•	An $8.4 million disposition fee was paid to American Realty Capital Advisors IV, LLC in connection with the Company’s acquisition of American Realty Capital Trust IV, Inc. on January 3, 2014, as described in Note 19 – Related Party Transactions and Arrangements (As Restated) to our restated audited consolidated financial statements contained in this Form 10-K/A.

•	The Company’s payment of $2.9 million to RCS Advisory Services, LLC in respect of the Transaction Management Services Agreement, dated December 9, 2013, was made upon the Company’s transition to self-management on January 8, 2014, rather than on February 7, 2014, in connection with the closing of the Cole Merger.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement, subject to the following: the address to write to for a copy of our Code of Ethics, free of charge, is our new executive office – 2325 E. Camelback Road, Suite 1100, Phoenix, AZ 85016, Attention: Chief Financial Officer.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Proxy Statement, subject to the information set forth under “Explanatory Note” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Proxy Statement, subject to the information set forth under “Explanatory Note” above.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibit Index

The following documents are filed as part of this Amendment No. 2 to its Annual Report on Form 10-K/A:

Exhibit No.	Description

1.1 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated January 22, 2013.

1.2 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and JMP Securities LLC, dated January 22, 2013.

1.3 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Ladenburg Thalmann & Co. Inc., dated January 22, 2013.

1.4 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and RBS Securities Inc., dated January 22, 2013.

1.5 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Robert W. Baird & Co. Incorporated, dated January 22, 2013.

1.6 (14)	Underwriting Agreement, dated July 23, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein.

1.7 (25)	Equity Distribution Agreement, dated November 25, 2013, between the Registrant, ARC Properties Operating Partnership, L.P., Barclays Capital Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Capital One Securities, Inc., Ladenburg Thalmann & Co. Inc. and JMP Securities, LLC.

1.8 (27)	Underwriting Agreement, dated December 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein, with respect to the Registrant’s 3.00% Convertible Senior Notes due 2018.

1.9 (27)	Underwriting Agreement, dated December 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein, with respect to the Registrant’s 3.75% Convertible Senior Notes due 2020.

2.1 (2)	Agreement and Plan of Merger by and among Registrant, ARC Properties Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P.**

2.2 (10)	Agreement and Plan of Merger, by and among, the Registrant, ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., Caplease, LP and CLF OP General Partner LLC, dated as of May 28, 2013.**

2.3 (11)	Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and ARC Properties Operating Partnership, L.P., as Purchaser, dated May 31, 2013.**

2.4 (13)	Agreement and Plan of Merger, dated as of July 1, 2013, among the Registrant, American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, ARC Properties Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.**

2.4.1 (18)	Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.4.2 (26)	Second Amendment dated as of October 11, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.5 (17)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013. **

2.6 (19)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013. **

2.7 (20)	Agreement and Plan of Merger, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Clark Acquisition, LLC.**

3.1 (3)	Articles of Amendment and Restatement of the Registrant.

3.2 (4)	Bylaws of the Registrant.

3.3 (5)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of the Registrant, dated May 10, 2012.

3.4 (6)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of the Registrant, dated July 24, 2012.

3.5 (12)	Articles Supplementary for the Series C Convertible Preferred Stock of the Registrant, dated June 6, 2013.

3.6 (14)	Articles of Amendment to Articles of Amendment and Restatement of the Registrant, effective July 2, 2013.

3.7 (24)	Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of the Registrant, filed November 8, 2013.

3.8 (28)	Articles of Amendment to Articles of Amendment and Restatement of the Registrant, filed with the SDAT on December 9, 2013.

Exhibit No.	Description

3.9 (29)	Articles Supplementary to the Articles of Incorporation of the Registrant classifying and designating the 6.70% Series F Cumulative Redeemable Preferred Stock, dated January 2, 2014.

3.10 (31)	Amendment to the Registrant’s bylaws, effective as of February 7, 2014.

4.1 *	Third Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., effective January 3, 2014.

4.2 (14)	Indenture, dated as of July 29, 2013, between the Registrant and U.S. Bank National Association, as trustee.

4.3 (14)	First Supplemental Indenture, dated as of July 29, 2013, between the Registrant and U.S. Bank National Association, as trustee.

4.4 (23)	Form of 3.00% Convertible Senior Notes due 2018 (included in Exhibit 4.3).

4.5 (22)	Indenture, dated as of October 9, 2007, by and among CapLease, Inc., Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC and Deutsche Bank Trust Company Americas, as trustee.

4.6 (22)	Supplemental Indenture, dated as of November 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., CapLease, Inc., Caplease, LP and Deutsche Bank Trust Company Americas, as trustee.

4.7 (22)	Junior Subordinated Indenture, dated as of December 13, 2005, by and between Caplease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.8 (22)	Supplemental Indenture, dated November 5, 2013, by and among ARC Properties Operating Partnership, L.P., Caplease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.9 (27)	Second Supplemental Indenture, dated as of December 10, 2013, between the Registrant and U.S. Bank National Association, as trustee.

4.10 (27)	Form of 3.75% Convertible Senior Notes due 2020.

4.11 (31)	Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.

4.12 (31)	Officers’ Certificate, dated as of February 6, 2014.

4.13 (31)	Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc.

10.1 (34)	Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement, entered into as of January 8, 2014, by and among the Registrant and ARC Properties Advisors, LLC.

10.2 (4)	Registrant’s Equity Plan.

10.3 (4)	Registrant’s Director Stock Plan.

10.4 (4)	Form of Restricted Stock Award Agreement for Non-Executive Directors.

10.5 (4)	Form of Restricted Stock Award Agreement for ARC Properties Advisors, LLC.

10.6 (2)	Letter by and between American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P., American Realty Capital Advisors III, LLC, American Realty Capital Trust III Special Limited Partner, LLC, American Realty Capital Properties III, LLC and Registrant, dated December 14, 2012.

10.7 (2)	Asset Purchase and Sale Agreement, by and between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors III, LLC, dated December 14, 2012.

10.8 (32)	Indemnity Agreement, by ARC Real Estate Partners, LLC, in favor of Registrant, dated December 28, 2012.

10.9 (32)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.

10.10 (32)	Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., and Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

10.11 (8)	Contribution and Exchange Agreement, dated February 28, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III Special Limited Partner, LLC and ARC Properties Operating Partnership, L.P.

10.12 (8)	2013 Advisor Multi-Year Outperformance Agreement, made as of February 28, 2013, the Registrant, ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.

10.13 (9)	First Amendment to Credit Agreement, dated as of March 18, 2013, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto and Wells Fargo Bank, National Association.

10.14 (10)	Voting Agreement, dated as of May 28, 2013, by and among the Registrant, Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Paul C. Hughes.

10.15 (10)	Management Letter Agreement, dated as of May 28, 2013, among the Registrant, Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz, Michael J. Heneghan and Paul C. Hughes.

Exhibit No.	Description

10.16 (13)	Letter Agreement, dated as of July 1, 2013, among the Registrant, American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, American Realty Capital Advisors IV, LLC and American Realty Capital Properties IV, LLC.

10.17 (13)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC.

10.18 (15)	Augmenting Lender and Increasing Lender Supplement and Incremental Amendment, dated as of March 28, 2013, to the Credit Agreement, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association.

10.19 (15)	Third Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of May 28, 2013.

10.20 (15)	Fourth Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of July 22, 2013.

10.21 (15)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.

10.22 (16)	Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

10.23 (16)	Common Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between the Registrant and certain investors party thereto.

10.24 (22)	Credit Agreement, dated June 29, 2012, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.25 (22)	First Amendment to Credit Agreement, dated April 16, 2013, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.26 (22)	Second Amendment to Credit Agreement, dated June 21, 2013, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.27 (22)	Third Amendment to Credit Agreement, dated November 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, certain subsidiaries of Safari Acquisition, LLC party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.28 (20)	Voting Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc., Christopher H. Cole and Marc T. Nemer.

10.29 (20)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Christopher H. Cole.

10.30 (20)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Marc T. Nemer.

10.31 (21)	Letter Agreement, dated as of October 22, 2013, between the Registrant and Kirk McAllaster.

10.32 (21)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant and Stephan Keller.

10.33 (21)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant and Jeffery Holland.

10.34 (23)	First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.35 (23)	Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.36 (23)	Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.37 (23)	Sixth Amendment to the Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of November 4, 2013.

10.38 (23)	Employment Agreement, dated as of October 21, 2013, by and between the Registrant and Nicholas S. Schorsch.

10.39 (23)	Employment Agreement, dated as of October 21, 2013, by and between the Registrant and Brian S. Block.

10.40 (23)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and Lisa Beeson.

10.41 (30)	Contribution and Exchange Agreement, dated as of January 3, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, AREP and ARCT IV Operating Partnership.

Exhibit No.	Description

10.42 (34)	Asset Purchase and Sale Agreement, entered into as of January 8, 2014, by and among ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.

10.43 (34)	Employment Agreement, dated as of November 22, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and David S. Kay.

10.44 (34)	Registrant’s 2014 Multi-Year Outperformance Plan.

10.45 (34)	Form of Award Agreement Under the Registrant’s 2014 Multi-Year Outperformance Plan.

10.46 (34)	Seventh Amendment to Credit Agreement, dated December 4, 2013, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.47 (34)	Augmenting Lender and Increasing Lender Supplement, dated as of December 20, 2013, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.48 (34)	Augmenting Lender Supplement, dated as of January 17, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.49 (34)	Tenth Amendment to Credit Agreement, dated February 4, 2014, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.50 (34)	Assignment and Assumption Agreement, dated January 8, 2014, by and between AR Capital, LLC and American Realty Capital Properties, Inc.

12.1 (33)	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14 (7)	Code of Ethics.

21 (34)	List of Subsidiaries.

23.1 *	Consent of Grant Thornton LLP.

31.1 *	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Written statements of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Written statements of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	XBRL (eXtensible Business Reporting Language). The following materials from Registrant’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith
**	Schedules and applicable exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
†	To be filed by amendment.
(1)	Previously filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.
(2)	Previously filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2012.
(3)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on July 5, 2011.
(4)	Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on June 13, 2011.
(5)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2012.
(6)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.
(7)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012.

(8)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2013.
(9)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 6, 2013.
(10)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
(11)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 7, 2013.
(12)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2013.
(13)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013.
(14)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2013.
(15)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the Securities and Exchange Commission on August 6, 2013.
(16)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 19, 2013.
(17)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 25, 2013.
(18)	Previously filed with the Registrant’s First Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2013.
(19)	Previously filed with the Registrant’s Second Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2013.
(20)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2013.
(21)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 25, 2013.
(22)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.
(23)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013.
(24)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.
(25)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2013.
(26)	Previously filed as Annex E with the Registrant’s Final Prospectus Filed Pursuant to Rule 424(b)(3) with the Securities and Exchange Commission on December 4, 2013.
(27)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013.
(28)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 19, 2013.
(29)	Previously filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 3, 2014.
(30)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2014.
(31)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014.
(32)	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013.

(33)	Previously filed with Pre-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on December 3, 2013.
(34)	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of March, 2015.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ Michael Sodo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

(1)	These financial statements are restated, as described in Note 2 — Restatement of Previously Issued Financial Statements and are those that reflect the recast in applying the carryover basis of accounting to include American Realty Capital Trust IV, Inc. (“ARCT IV”), as a result of American Realty Capital Properties, Inc.’s merger with ARCT IV, as discussed in Note 1 — Organization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

American Realty Capital Properties, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 — Restatement of Previously Issued Financial Statements, the Company has restated its consolidated financial statements for 2013 and 2012.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Phoenix, Arizona

March 2, 2015

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except for share and per share data)

	December 31,
	2013 (As Restated) (1)	2012 (As Restated) (1)
ASSETS
Real estate investments, at cost:
Land	$1,380,308	$262,906
Buildings, fixtures and improvements	5,297,400	1,391,209
Land and construction in progress	21,839	—
Acquired intangible lease assets	759,595	221,500

Total real estate investments, at cost	7,459,142	1,875,615
Less: accumulated depreciation and amortization	(267,278)	(56,524)

Total real estate investments, net	7,191,864	1,819,091
Cash and cash equivalents	52,725	292,575
Investment in direct financing leases, net	66,112	—
Investment securities, at fair value	62,067	41,654
Loans held for investment, net	26,279	—
Derivative assets, at fair value	9,189	—
Restricted cash	35,921	1,108
Prepaid expenses and other assets, net	186,726	11,984
Goodwill	92,789	—
Deferred costs, net	84,746	15,118
Assets held for sale	665	665

Total assets	$7,809,083	$2,182,195

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,301,114	$265,118
Convertible debt, net	972,490	—
Senior secured revolving credit facility	—	124,604
Senior corporate credit facilities	1,819,800	—
Secured credit facility	150,000	—
Other debt	104,804	—
Below-market lease liabilities, net	77,169	—
Derivative liabilities, at fair value	18,455	3,830
Accounts payable and accrued expenses	730,571	102,740
Deferred rent and other liabilities	21,816	4,516
Distributions payable	10,903	11,105
Due to affiliates	103,434	1,522

Total liabilities	5,310,556	513,435

Series D Preferred Stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) and zero shares authorized and 21,735,008 and zero shares issued and outstanding at December 31, 2013 and 2012, respectively	269,299	—

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 and 100,000,000 shares authorized and 42,199,547 and 6,990,328 shares issued and outstanding at December 31, 2013 and 2012, respectively	422	70
Common stock, $0.01 par value, 1,500,000,000 and 240,000,000 shares authorized and 239,234,725 and 184,553,676 issued and outstanding at December 31, 2013 and 2012, respectively	2,392	1,846
Additional paid-in capital	2,940,907	1,778,883
Accumulated other comprehensive income (loss)	7,666	(3,934)
Accumulated deficit	(877,957)	(124,286)

Total stockholders’ equity	2,073,430	1,652,579
Non-controlling interests	155,798	16,181

Total equity	2,229,228	1,668,760

Total liabilities and equity	$7,809,083	$2,182,195

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

	Year Ended December 31,
	2013 (As Restated) (1)	2012 (As Restated) (1)	2011
Revenues:
Rental income	$310,508	$65,262	$3,762
Direct financing lease income	2,244	—	—
Operating expense reimbursements	16,571	1,945	208

Total revenues	329,323	67,207	3,970

Operating expenses:
Acquisition related (including $37,564, $28,656 and $1,692 to affiliates, respectively)	76,113	45,070	3,898
Merger and other non-routine transactions (including $156,146, $0 and $0 to affiliates, respectively)	210,543	2,603	—
Property operating	23,616	3,522	220
Management fees to affiliates	17,462	212	—
General and administrative (including $103,206, $826 and $168 to affiliates, respectively)	123,172	5,458	749
Depreciation and amortization	210,976	40,957	2,097
Impairment of real estate	3,346	—	—

Total operating expenses	665,228	97,822	6,964

Operating loss	(335,905)	(30,615)	(2,994)

Other (expense) income:
Interest expense	(105,548)	(11,856)	(960)
Other income, net	3,824	979	4
Loss on derivative instruments, net	(67,946)	—	(2)
Loss on sale of investments in affiliates	(411)	—	—
Loss on sale of investments	(1,795)	—	—

Total other expenses, net	(171,876)	(10,877)	(958)

Loss from continuing operations	(507,781)	(41,492)	(3,952)
Net loss from continuing operations attributable to non-controlling interests	16,315	531	69

Net loss from continuing operations attributable to stockholders	(491,466)	(40,961)	(3,883)

Discontinued operations:
Loss from operations of held for sale properties	(34)	(145)	(37)
Loss on held for sale properties	—	(600)	(815)

Net loss from discontinued operations	(34)	(745)	(852)
Net loss from discontinued operations attributable to non-controlling interest	1	54	36

Net loss from discontinued operations attributable to stockholders	(33)	(691)	(816)

Net loss	(507,815)	(42,237)	(4,804)
Net loss attributable to non-controlling interests	16,316	585	105

Net loss attributable to stockholders	$(491,499)	$(41,652)	$(4,699)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(2.41)	$(0.40)	$(1.04)

Basic and diluted net loss per share attributable to common stockholders	$(2.41)	$(0.41)	$(1.26)

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013 (As Restated) (1)	2012 (As Restated) (1)	2011
Net loss	$(507,815)	$(42,237)	$(4,804)

Other comprehensive income (loss):
Designated derivatives, fair value adjustments	11,481	(3,743)	(98)
Unrealized gain (loss) on investment securities	119	(93)	—

Total other comprehensive income (loss)	11,600	(3,836)	(98)

Total comprehensive loss	(496,215)	(46,073)	(4,902)
Comprehensive loss attributable to noncontrolling interests	16,316	585	105

Total comprehensive loss attributable to stockholders	$(479,899)	$(45,488)	$(4,797)

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except for share data)

(As restated for the years ended December 31, 2013 and 2012) (1)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2010	—	$—	20,000	$—	$200	$—	$—	$200	$—	$200
Issuance of common stock	—	—	16,929,184	170	185,957	—	—	186,127	—	186,127
Offering costs, commissions and dealer manager fees (2)	—	—	—	—	(21,752)	—	—	(21,752)	—	(21,752)
Common stock issued through distribution reinvestment plan	—	—	27,169	—	271	—	—	271	—	271
Equity-based compensation	—	—	185,663	2	223	—	—	225	—	225
Distributions declared	—	—	—	—	—	—	(2,519)	(2,519)	—	(2,519)
Common stock repurchases	—	—	—	—	(25)	—	—	(25)	—	(25)
Contribution transactions	—	—	—	—	(16,769)	—	—	(16,769)	—	(16,769)
Contributions from non-controlling interest holders	—	—	—	—	(3,875)	—	—	(3,875)	3,875	—
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(68)	(68)
Net loss	—	—	—	—	—	—	(4,699)	(4,699)	(105)	(4,804)
Other comprehensive loss	—	—	—	—	—	(98)	—	(98)	—	(98)

Balance, December 31, 2011	—	—	17,162,016	172	144,230	(98)	(7,218)	137,086	3,702	140,788
Issuance of preferred stock	6,990,328	70	—	—	8,992	—	—	9,062	—	9,062
Issuance of common stock	—	—	164,775,688	1,648	1,911,126	—	—	1,912,774	—	1,912,774
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	(93,421)	—	—	(93,421)	—	(93,421)
Offering costs, commissions and dealer manager fees (2)	—	—	—	—	(218,431)	—	—	(218,431)	—	(218,431)
Common stock issued through distribution reinvestment plan	—	—	2,686,141	27	27,109	—	—	27,136	—	27,136
Equity based compensation	—	—	112,950	1	1,229	—	—	1,230	—	1,230
Distributions declared	—	—	—	—	—	—	(75,416)	(75,416)	—	(75,416)
Common stock repurchases	—	—	(183,119)	(2)	(1,951)	—	—	(1,953)	—	(1,953)
OP Units issued to acquire real estate investment	—	—	—	—	—	—	—	—	6,352	6,352
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	7,375	7,375
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(663)	(663)
Net loss	—	—	—	—	—	—	(41,652)	(41,652)	(585)	(42,237)
Other comprehensive loss	—	—	—	—	—	(3,836)	—	(3,836)	—	(3,836)

Balance, December 31, 2012	6,990,328	$70	184,553,676	$1,846	1,778,883	$(3,934)	$(124,286)	$1,652,579	$16,181	$1,668,760

The consolidated statements of changes in equity continues onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

(In thousands, except for share data)

(As restated for the years ended December 31, 2013 and 2012) (1)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity

Issuances of preferred stock	36,037,691	$360	—	$—	$—	$—	$—	$360	$—	$360
Issuances of common stock	—	—	78,215,719	781	2,153,144	—	—	2,153,925	—	2,153,925
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	(558,089)	—	—	(558,089)	—	(558,089)
Offering costs, commissions and dealer manager fees (2)	—	—	—	—	(165,531)	—	—	(165,531)	—	(165,531)
Common stock issued through dividend reinvestment plan	—	—	940,737	10	25,554	—	—	25,564	—	25,564
Common stock repurchases	—	—	(28,319,972)	(283)	(357,758)	—	—	(358,041)	—	(358,041)
Conversion of Convertible Preferred Stock Series A and B to common stock	(828,472)	(8)	829,629	8	—	—	—	—	—	—
Issuance of common stock in conversion of Convertible Preferred Stock Series C	—	—	1,411,030	14	17,382	—	—	17,396	—	17,396
Conversion of OP Units to common stock	—	—	599,233	6	5,794	—	—	5,800	(5,800)	—
Equity based compensation, including amortization of restricted shares	—	—	1,004,673	10	7,952	—	—	7,962	32,700	40,662
Equity component of convertible debt	—	—	—	—	28,559	—	—	28,559	—	28,559
Contribution from Former Manager	—	—	—	—	2,313	—	—	2,313	—	2,313
Consideration to Former Manager for internalization	—	—	—	—	2,704	—	(2,704)	—	—	—
Distributions declared	—	—	—	—	—	—	(259,468)	(259,468)	—	(259,468)
Issuance of OP Units to affiliate	—	—	—	—	—	—	—	—	107,771	107,771
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	30,861	30,861
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,014)	(9,014)
Non-controlling interests retained in CapLease Merger	—	—	—	—	—	—	—	—	567	567
Redemption of OP Units	—	—	—	—	—	—	—	—	(1,152)	(1,152)
Net loss	—	—	—	—	—		(491,499)	(491,499)	(16,316)	(507,815)
Other comprehensive income	—	—	—	—	—	11,600	—	11,600	—	11,600

Balance, December 31, 2013	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
(2)	Includes $161.8 million, $211.4 million and $18.2 million to affiliates of the Former Manager (as defined in Note 1) for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year ended December 31,
	2013 (As Restated) (1)	2012	2011
Cash flows from operating activities:
Net loss	$(507,815)	$(42,237)	$(4,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Issuance of OP Units for the ARCT III Merger	107,771	—	—
Depreciation and amortization	238,307	43,152	2,323
Loss on held for sale properties	—	600	815
Impairment of real estate	3,346	—	—
Equity based compensation	100,261	1,230	225
Unrealized gain on derivative instruments	(1,739)	—	—
Loss on sale of investments, net	2,206	—	—
Loss in extinguishment of Series C Stock	13,749	—	—
Changes in assets and liabilities:
Investment in direct financing leases	2,505	—	—
Prepaid expenses and other assets	(19,851)	(5,089)	(546)
Accounts payable and accrued expenses	20,789	8,277	843
Deferred rent and other liabilities	8,555	3,507	887
Due to affiliates	43,834	—	—

Net cash provided by (used in) operating activities	11,918	9,440	(257)

Cash flows from investing activities:
Investments in real estate and other assets	(3,520,412)	(1,659,536)	(89,981)
Acquisition of a real estate business, net of cash acquired of $41,779	(878,898)	—	—
Investment in direct financing leases	(68,617)	—	—
Capital expenditures	(9,755)	(54)	—
Principal repayments received from borrowers	442	—	—
Investment in other assets	(543)	—	—
Proceeds from sale of property held for sale	—	553	—
Deposits for real estate investments	(101,887)	(638)	—
Purchases of investment securities	(81,590)	(41,747)	—
Proceeds from sale of investment securities	119,542	—	—

Net cash used in investing activities	(4,541,718)	(1,701,422)	(89,981)

Cash flows from financing activities:
Proceeds from mortgage notes payable	6,924	229,798	21,470
Payments on mortgage notes payable	(5,711)	—	—
Payments on other debt	(9,368)	—	—
Proceeds from senior secured revolving credit facility	—	82,319	2,066
Payments on senior secured revolving credit facility	(124,604)	(122)	(11,159)
Proceeds from senior corporate credit facility	1,889,800	—	—
Payments on senior corporate credit facility	(830,000)	—	—
Proceeds from secured credit facility	789,000	—	—
Payments of deferred financing costs	(101,196)	(13,974)	(3,108)
Proceeds from issuance of convertible debt	967,786	—	—
Common stock repurchases	(359,193)	(1,534)	—
Proceeds from issuances of preferred shares	—	9,000	—
Proceeds from issuance of Series C Stock	445,000	—	—
Cash payment on settlement of Series C Stock	(441,353)	—	—
Proceeds from issuance of Series D Preferred Stock	287,991	—	—
Proceeds from issuance of common stock	2,158,486	1,909,520	122,993
Payments of offering costs and fees related to stock issuances	(165,327)	(218,108)	(20,884)
Contributions from affiliate	—	—	2
Contributions from non-controlling interest holders	30,861	7,375	—
Distributions to non-controlling interest holders	(8,219)	(663)	(68)
Distributions paid	(234,897)	(37,673)	(1,743)

The consolidated statements of cash flows continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) – (Continued)

	Year ended December 31,
	2013 (As Restated) (1)	2012	2011
Advances from affiliates, net	$(376)	$396	$—
Change in restricted cash	(5,654)	(1,108)	—

Net cash provided by financing activities	4,289,950	1,965,226	109,569

Net change in cash and cash equivalents	(239,850)	273,244	19,331
Cash and cash equivalents, beginning of period	292,575	19,331	—

Cash and cash equivalents, end of period	$52,725	$292,575	$19,331

Supplemental Disclosures:
Cash paid for interest	$49,549	$8,983	$622
Cash paid for income taxes	$1,711	$173	$—

Non-cash investing and financing activities:
OP units issued to acquire real estate investments	$—	$6,352	$—
Common stock issued through distribution reinvestment plan	$25,568	$27,136	$271
Initial proceeds from credit facility used to pay down mortgages assumed at formation	$—	$—	$51,500
Mortgage note payable contributed in formation	$—	$—	$13,850

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1 — Organization

American Realty Capital Properties, Inc. (the “Company” or “ARCP”) is a Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”). The Company’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”

The Company is primarily in the business of acquiring, owning and operating single-tenant, freestanding commercial real estate properties. The Company focuses on investing in properties that are net leased to (i) credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants and (ii) governmental, quasi-governmental and not-for-profit entities. The Company’s long-term business strategy is to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average portfolio remaining lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (10 years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company expects this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases.

The Company has advanced its investment objectives by not only growing its net lease portfolio through organic acquisitions but also through strategic mergers and acquisitions. See Note 3 — Mergers and Acquisitions (As Restated).

Substantially all of the Company’s business is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 96.1% of the equity interests in the OP as of December 31, 2013. As of December 31, 2013, certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 3.3% and 0.6%, respectively, of the equity interests in the OP. Under the limited partnership agreement of the OP, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by the Company, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the Company, as general partner of the OP, a corresponding number of shares of the Company’s common stock. The remaining rights of the holders of OP Units are limited and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

During the year ended December 31, 2013, ARC Properties Advisors, LLC (the “Former Manager”), a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day to day basis and, as a result, the Company was generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in the best interests of the Company and its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014. In connection with becoming self-managed, the Company terminated the management agreement with its Former Manager.

As discussed in Note 3 — Mergers and Acquisitions (As Restated), on January 3, 2014, the Company acquired American Realty Capital Trust IV, Inc. (“ARCT IV”). The Company and ARCT IV, from the date of the Company’s inception to January 3, 2014, were considered to be entities under common control because the entities’ advisors were wholly-owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of the entities were contractually eligible to receive potential fees for their services from the companies, including asset management fees, incentive fees and other fees and had continued to receive fees from the Company prior to the Company’s transition to self-management, which was completed on January 8, 2014. Due to the significance of these fees, the entities’ advisors and ultimately ARC were determined to have a significant economic interest in both companies, in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Accordingly, these financial statements have been recast in applying the carryover basis of accounting to include ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

See Note 24 — Subsequent Events (As Restated) for significant events that occurred subsequent to December 31, 2013.

Note 2 — Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheets as of December 31, 2013 and 2012 and its consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statements of changes in equity for the years ended December 31, 2013 and 2012, along with certain related notes to such restated consolidated financial statements. In addition, the Company has restated its consolidated statement of cash flows for the year ended December 31, 2013. The financial statements, as disclosed in Note 1 — Organization, have also been recast in applying the carryover basis of accounting to include the effects of the Company’s merger with ARCT IV.

The Company determined that the restatement was necessary after an investigation was conducted by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) with the assistance of independent counsel and forensic accountants. The Audit Committee initiated the investigation in response to concerns regarding accounting practices and other matters that were first reported to it on September 7, 2014. The restatement corrects errors that were identified as a result of the investigation, as well as certain other errors that were identified by the Company. In addition, the restatement reflects corrections of certain immaterial errors and certain previously identified errors that were identified by the Company in the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements for the year ended December 31, 2013 were originally issued. In connection with the restatement, the Company has determined that it would be appropriate to correct such errors.

Error Corrections

Merger and Other Non-routine Transaction Related

In light of the findings of the investigation conducted by the Audit Committee, the Company performed an internal review of all acquisition, merger and other non-routine transaction related expenses. The work resulted in the identification of the following errors:

•	The Company improperly classified $75.7 million of expenses as “merger-related” for the year ended December 31, 2013. As restated, the amount has been reclassified from merger and other non-routine transaction related expenses to general and administrative expenses. The largest component of the misclassified amount was $59.6 million of equity-based compensation expense relating to the OPP (as defined in Note 18 — Equity-based Compensation (As Restated)).

•	The Company identified a net amount of $14.5 million of merger and other non-routine transaction related expenses that were incorrectly excluded in the year ended December 31, 2013. As such, the Company recorded additional merger and other non-routine transaction related expense for this amount.

•	The Company identified $13.0 million of management fees that were improperly classified as merger and other non-routine transaction related expenses. Such amounts have been properly classified as management fees to affiliates for the year ended December 31, 2013.

•	The Company identified $5.9 million of expenses that were improperly recorded as merger and other transaction related expenses that should have been capitalized as deferred financing costs and amortized accordingly. As such, an adjustment to properly record and amortize the deferred financing costs has been made for the year ended December 31, 2013. As a result of capitalizing these deferred financing costs, additional interest expense of $2.3 million was recorded for the year ended December 31, 2013. This resulted in a net adjustment of $3.6 million to deferred financing costs reported on the balance sheet.

•

Upon consummation of the ARCT III Merger (as defined in Note 3 — Mergers and Acquisitions (As Restated)), the OP entered into an agreement with an affiliate to acquire certain furniture, fixtures, equipment (“FF&E”) and other assets. The Company originally capitalized $4.1 million of FF&E costs and expensed $1.7 million of costs. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E. As such, the Company has

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction related expense for the year ended December 31, 2013. See Note 19 – Related Party Transactions and Arrangements (As Restated) for further discussion.

•	The Company has determined that it should have recorded a controlling interest transfer tax liability totaling $8.9 million upon consummation of the ARCT III Merger and CapLease Merger (each, as defined in Note 3 – Merger and Acquisitions (As Restated)). The accrual and corresponding merger and other non-routine transaction related expense are recorded for the year ended December 31, 2013.

The Company has updated the caption from “merger and other transaction related” to “merger and other non-routine transactions” to appropriately include non-recurring costs that may not have been incurred solely for a merger transaction. See Note 4 – Summary of Significant Accounting Policies (As Restated) for a further breakout of the merger costs and other non-routine transactions.

Operating Fees to Affiliate

The Company identified $1.2 million of expenses that were incorrectly recorded as operating fees to affiliate. Therefore, the Company decreased operating fees to affiliate by this amount for the year ended December 31, 2013 and recorded the adjustment to the proper balance sheet account.

General and Administrative

The Company originally reported $35.0 million in equity-based compensation in its own line item, however it now reports such compensation as general and administrative expenses.

The Company identified $1.8 million in bonuses paid in 2014 that should have been, but were not, recorded as an accrued expense for the year ended December 31, 2013. As such, the Company has increased the 2013 bonus accrual and the corresponding general and administrative expense by this amount.

Impairment of Real Estate

The Company originally believed that the risk of impairment of its real estate and related assets was mitigated by the fact that substantially all of the Company’s real estate portfolio had been acquired in 2012 and 2013. As a result, the Company had failed to monitor events and changes in circumstances that could indicate that the carrying amount of its real estate and related assets may not be recoverable. The Company performed a detailed analysis of the portfolio in connection with the restatement and noted four properties with impairment indicators. The Company assessed the recoverability of the carrying amounts of such properties as of the date in which such indicators existed. Based on this assessment, the Company noted two properties with carrying amounts in excess of their expected undiscounted cash flows. As a result, the Company reduced the carrying amount of the real estate and related net assets to their estimated fair values by recognizing an impairment loss of $3.3 million for the year ended December 31, 2013.

Net Loss Attributable to Non-controlling Interests

The original calculation of the net loss attributable to non-controlling interest holders for the year ended December 31, 2013 and 2012 excluded expenses that were improperly recorded at the Company level. These expenses were incurred by the OP, and therefore should have been included in the Company’s determination of the net loss attributable to its non-controlling interest holders. In addition, the net loss attributable to the non-controlling interest holders has been adjusted to reflect the impact of the cumulative restatement adjustments discussed and presented herein. As a result, the 2013 and 2012 restated consolidated financial statements reflect an increase of $10.6 million and $0.3 million, respectively, for net loss attributable to non-controlling interest holders and corresponding decreases in net loss attributable to stockholders.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Goodwill

Subsequent to the CapLease Merger, the Company disposed of certain properties acquired in that transaction. The disposition of such properties resulted in a net loss on disposition; however, the Company accounted for such losses by adjusting its purchase price allocation to increase the amount of goodwill and decrease the associated real estate investments recorded in connection with the CapLease Merger by $12.0 million when it reissued its recasted financial statements to reflect the common control merger with ARCT IV. The Company has determined that there was not sufficient evidence to support adjusting its goodwill as a measurement period adjustment. As a result, the Company has reversed the measurement period adjustments that were made to goodwill and related assets and liabilities acquired in the CapLease Merger and recognized a net loss on the dispositions in 2014 when the dispositions occurred. In addition, the Company has recorded a decrease to goodwill of $0.6 million for the year ended December 31, 2013 to reflect valid measurement period adjustments that were identified subsequent to the initial purchase price allocation. Additionally, the Company has identified certain liabilities assumed and subsequent payments of such liabilities by the former manager from the CapLease Merger that were not recorded properly. To correct the accounting, the Company has increased goodwill by $3.0 million, decreased merger and non-routine transaction related expenses by $0.7 million and increased the equity contributions by $2.3 million.

Due to Affiliates

Amounts due to affiliates of the Company of $103.4 million, previously reported in accounts payable and accrued expenses, are now reported on a separate line item on the consolidated restated balance sheet.

Other Changes

Along with restating the consolidated financial statements to correct the errors discussed above, the Company recorded adjustments for certain previously identified immaterial accounting errors related to the year ended December 31, 2013 that arose in the normal course of business. In connection with the original financial statement issuance, the Company assessed the impact of these immaterial errors and concluded that they were not material, individually or in the aggregate, to the consolidated financial statements for the year ended December 31, 2013 and each reported fiscal quarter within the year. However, in conjunction with the restatement, the Company determined that it would be appropriate to correct such errors.

The Company also recorded certain reclassifications to conform the presentation of its consolidated statement of operations for the year ended December 31, 2013 to the current period classification and maintain comparability.

In addition to the restatement of the consolidated financial statements, the Company has also restated the following notes for the years ended December 31, 2012 and December 31, 2013 to reflect the error corrections noted above.

•	Note 3 – Mergers and Acquisitions

•	Note 4 – Summary of Significant Accounting Policies

•	Note 5 – Real Estate Investments

•	Note 6 – CapLease Acquisition

•	Note 8 – Prepaid Expenses and Other Assets

•	Note 10 – Fair Value of Financial Instruments

•	Note 14 – Accounts Payable and Accrued Expenses

•	Note 17 – Preferred and Common Stock

•	Note 18 – Equity-based Compensation

•	Note 19 – Related Party Transactions and Arrangements

•	Note 21 – Net Loss Per Share

•	Note 23 – Quarterly Results (Unaudited)

•	Note 24 – Subsequent Events

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The following tables present the combined impact of all changes, as described above, to the applicable line items in the consolidated financial statements to the Company’s previously reported consolidated financial statements for the years ended December 31, 2012 and 2013 (in thousands, except share amounts):

2012 Restated Consolidated Balance Sheet (Adjusted Line Items)

	December 31, 2012
	As Previously Reported (1)	Restatement Adjustments	As Restated
Accumulated deficit	$(124,570)	$284	$(124,286)

Total stockholders’ equity	$1,652,295	$284	$1,652,579
Non-controlling interests	16,465	(284)	16,181

Total equity	$1,668,760	$—	$1,668,760

(1)	These financial figures have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.

2012 Restated Consolidated Statement of Operations (Adjusted Line Items)

	Year Ended December 31, 2012
	As Previously Reported (1)	Restatement Adjustments	As Restated
Loss from continuing operations	$(41,492)	$—	$(41,492)
Net loss from continuing operations attributable to non-controlling interests	255	276	531

Net loss from continuing operations attributable to stockholders	$(41,237)	$276	$(40,961)

Net loss from discontinued operations	$(745)	$—	$(745)
Net loss from discontinued operations attributable to non-controlling interest	46	8	54

Net loss from discontinued operations attributable to stockholders	$(699)	$8	$(691)

Net loss	$(42,237)	$—	$(42,237)
Net loss attributable to non-controlling interests	301	284	585

Net loss attributable to stockholders	$(41,936)	$284	$(41,652)

(1)	These financial figures have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

2013 Restated Consolidated Balance Sheet

	December 31, 2013
	As Previously Reported (1)	Reclassifications	Restatement Adjustments	As Restated
ASSETS
Real estate investments, at cost:
Land	$1,379,453	$—	$855	$1,380,308
Buildings, fixtures and improvements	5,291,031	—	6,369	5,297,400
Land and construction in progress	21,839	—	—	21,839
Acquired intangible lease assets	758,376	382	837	759,595

Total real estate investments, at cost	7,450,699	382	8,061	7,459,142
Less: accumulated depreciation and amortization	(267,352)	(155)	229	(267,278)

Total real estate investments, net	7,183,347	227	8,290	7,191,864
Cash and cash equivalents	52,725	—	—	52,725
Investment in direct financing leases, net	66,112	—	—	66,112
Investment securities, at fair value	62,067	—	—	62,067
Loans held for investment, net	26,279	—	—	26,279
Derivative assets, at fair value	9,189	—	—	9,189
Restricted cash	35,921	—	—	35,921
Prepaid expenses and other assets (2)	187,930	—	(1,204)	186,726
Goodwill	102,419	—	(9,630)	92,789
Deferred costs, net	81,311	(227)	3,662	84,746
Assets held for sale	679	—	(14)	665

Total assets	$7,807,979	$—	$1,104	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,301,114	$—	$—	$1,301,114
Convertible debt, net	972,490	—	—	972,490
Senior corporate credit facilities	1,819,800	—	—	1,819,800
Secured credit facility	150,000	—	—	150,000
Other debt	104,804	—	—	104,804
Below-market lease liabilities, net	77,789	—	(620)	77,169
Derivative liabilities, at fair value	18,455	—	—	18,455
Accounts payable and accrued expenses	808,900	—	(78,329)	730,571
Deferred rent and other liabilities	21,816	—	—	21,816
Distributions payable	10,278	—	625	10,903
Due to affiliates (3)	—	—	103,434	103,434

Total liabilities	5,285,446	—	25,110	5,310,556

Series D Preferred Stock, $0.01 par value, 21,735,008 shares authorized (part of 100,000,000 aggregate preferred shares authorized) and 21,735,008 shares issued and outstanding at December 31, 2013	269,299	—	—	269,299

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,199,547 shares issued and outstanding at December 31, 2013	422	—	—	422
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 239,234,725 issued and outstanding at December 31, 2013	2,392	—	—	2,392
Additional paid-in capital	2,939,287	—	1,620	2,940,907
Accumulated other comprehensive income (loss)	7,666	—	—	7,666
Accumulated deficit	(864,516)	—	(13,441)	(877,957)

Total stockholders’ equity	2,085,251	—	(11,821)	2,073,430
Non-controlling interests	167,983	—	(12,185)	155,798

Total equity	2,253,234	—	(24,006)	2,229,228

Total liabilities and equity	$7,807,979	$—	$1,104	$7,809,083

(1)	These financial statements have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

(2)	Certain line item captions have been updated since the recasted filing, which applied the carryover basis of accounting to include the effects of the merger with ARCT IV. This line item caption has been updated to prepaid expenses and other assets, net in the accompanying consolidated balance sheets.
(3)	This line item caption has been added and is included in the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

2013 Restated Statement of Operations

	Year Ended December 31, 2013
	As Previously Reported (1)	Reclassifications	Restatement Adjustments	As Restated
Revenues:
Rental income	$309,839	$669	$—	$310,508
Direct financing lease income	2,244	—	—	2,244
Operating expense reimbursements	17,795	(669)	(555)	16,571

Total revenues	329,878	—	(555)	329,323

Operating expenses:
Acquisition related	76,136	—	(23)	76,113
Merger and other transaction related (2)	278,319	—	(67,776)	210,543
Property operating	23,616	—	—	23,616
Operating fees to affiliate (3)	5,654	—	11,808	17,462
General and administrative	10,645	46	112,481	123,172
Equity-based compensation (4)	34,962	—	(34,962)	—
Depreciation and amortization	211,372	(46)	(350)	210,976
Impairment of real estate (5)	—	—	3,346	3,346

Total operating expenses	640,704	—	24,524	665,228

Operating loss	(310,826)	—	(25,079)	(335,905)

Other (expense) income:
Interest expense	(102,305)	(977)	(2,266)	(105,548)
Other income, net	2,847	977	—	3,824
Loss on derivative instruments, net	(67,946)	—	—	(67,946)
Loss on sale of investments in affiliates	(411)	—	—	(411)
Loss on sale of investments	(1,795)	—	—	(1,795)

Total other expenses, net	(169,610)	—	(2,266)	(171,876)

Loss from continuing operations	(480,436)	—	(27,345)	(507,781)
Net loss from continuing operations attributable to non-controlling interests	5,715	—	10,600	16,315

Net loss from continuing operations attributable to stockholders	(474,721)	—	(16,745)	(491,466)

Discontinued operations:
Loss from operations of held for sale properties	(34)	—	—	(34)
Gain (loss) on held for sale properties (6)	14	—	(14)	—

Net loss from discontinued operations	(20)	—	(14)	(34)
Net loss from discontinued operations attributable to non-controlling interest	1	—	—	1

Net loss from discontinued operations attributable to stockholders	(19)	—	(14)	(33)

Net loss	(480,456)	—	(27,359)	(507,815)
Net loss attributable to non-controlling interests	5,716	—	10,600	16,316

Net loss attributable to stockholders	$(474,740)	$—	$(16,759)	$(491,499)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(2.33)	$—	$(0.08)	$(2.41)
Basic and diluted net loss per share from discontinued operations attributable to common shareholders	$—	$—	$—	$—
Basic and diluted net loss per share attributable to common stockholders	$(2.33)	$—	$(0.08)	$(2.41)

(1)	These financial statements have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(2)	This line item caption has been updated to merger and other non-routine transactions in the accompanying consolidated statements of operations.
(3)	This line item caption has been updated to management fees to affiliates in the accompanying consolidated statements of operations.
(4)	As disclosed above, this line item has been reclassified into general and administrative in the accompanying consolidated statements of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

(5)	As disclosed above, this line item has been added and is included in the accompanying consolidated statements of operations.
(6)	This line item caption has been updated to loss on held for sale properties in the accompanying consolidated statements of operations.

2013 Restated Statement of Comprehensive Loss (1)

	Year Ended December 31, 2013
	As Previously Reported (2)	Restatement Adjustments	As Restated
Net loss (3)	$(480,456)	$(27,359)	$(507,815)

Other comprehensive income (loss):
Designated derivatives, fair value adjustments	11,480	1	11,481
Change in unrealized gain/loss on investment securities (4)	119	—	119

Total other comprehensive income (loss) (5)	11,599	1	11,600

Total comprehensive loss (6)	(468,857)	(27,358)	(496,215)
Comprehensive loss attributable to non-controlling interests	5,716	10,600	16,316

Total comprehensive loss attributable to stockholders	$(463,141)	$(16,758)	$(479,899)

(1)	The statement of comprehensive loss was originally included within the consolidated statement of operations in the recasted filing, which applied the carryover basis of accounting to include the effects of the merger with ARCT IV; it is now presented as a standalone financial statement.
(2)	These financial statements have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(3)	The statement of comprehensive loss previously began with net loss attributable to common stockholders . The statement has been updated to begin with net loss to properly show the total comprehensive loss.
(4)	This line item has been updated to unrealized gain (loss) on investment securities in the accompanying statements of comprehensive loss.
(5)	The total other comprehensive income (loss) line item has been added and included in the accompanying statements of comprehensive loss.
(6)	This line item caption has been updated to total comprehensive loss in the accompanying statements of comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

2013 Restated Statement of Cash Flows

	December 31, 2013
	As Previously Reported (1)	Reclassifications	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(480,456)	$—	$(27,359)	$(507,815)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Issuance of OP Units for ARCT III Merger	108,247	—	(476)	107,771
Depreciation (2)	162,027	74,364	1,916	238,307
Amortization of intangible lease assets (2)	49,345	(49,345)	—	—
Amortization of deferred costs (2)	26,895	(26,895)	—	—
Amortization of above- and below-market lease asset (2)	(176)	176	—	—
Amortization of discounts and premiums (2)	(1,700)	1,700	—	—
Loss on held for sale properties (3)	(14)	—	14	—
Impairment of real estate (4)	—	—	3,346	3,346
Equity-based compensation	43,565	—	56,696	100,261
Unrealized gain on derivative instruments	(1,739)	—	—	(1,739)
Loss on sale of investments, net	2,206	—	—	2,206
Loss in extinguishment of Series C Stock	13,749	—	—	13,749
Changes in assets and liabilities:
Investment in direct financing leases	2,505	—	—	2,505
Prepaid expenses and other assets	(20,406)	—	555	(19,851)
Accounts payable and accrued expenses	100,166	—	(79,377)	20,789
Deferred rent and other liabilities	8,555	—	—	8,555
Due to affiliates (5)	—	—	43,834	43,834

Net cash provided by operating activities	12,769	—	(851)	11,918

Cash flows from investing activities:
Investments in real estate and other assets	(3,520,412)	—	—	(3,520,412)
Acquisition of a real estate business, net of cash acquired of $41,779	(878,898)	—	—	(878,898)
Investment in direct financing leases	(68,617)	—	—	(68,617)
Capital expenditures	(9,755)	—	—	(9,755)
Principal repayments received from borrowers	442	—	—	442
Purchase of assets from Manager (6)	(1,584)	—	1,041	(543)
Deposits for real estate investments	(101,887)	—	—	(101,887)
Purchases of investment securities	(81,590)	—	—	(81,590)
Proceeds from sale of investment securities	119,542	—	—	119,542

Net cash used in investing activities	(4,542,759)	—	1,041	(4,541,718)

Cash flows from financing activities:
Proceeds from mortgage notes payable	6,924	—	—	6,924
Payments on mortgage notes payable	(5,711)	—	—	(5,711)
Payments on other debt	(9,368)	—	—	(9,368)
Payments on senior secured revolving credit facility	(124,604)	—	—	(124,604)
Proceeds from senior corporate credit facility	1,889,800	—	—	1,889,800
Payments on senior corporate credit facility	(830,000)	—	—	(830,000)
Proceeds from secured credit facility	789,000	—	—	789,000

The 2013 restated consolidated statement of cash flows continues onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

	December 31, 2013
	As Previously Reported (1)	Reclassifications	Restatement Adjustments	As Restated
Payments of deferred financing costs	$(95,268)	$—	$(5,928)	$(101,196)
Proceeds from issuance of convertible debt	967,786	—	—	967,786
Common stock repurchases	(359,193)	—	—	(359,193)
Proceeds from issuance of Series C Stock	445,000	—	—	445,000
Cash payment on settlement of Series C Stock	(441,353)	—	—	(441,353)
Proceeds from issuance of Series D Preferred Stock	287,991	—	—	287,991
Proceeds from issuance of common stock	2,158,486	—	—	2,158,486
Payments of offering costs and fees related to stock issuances	(165,327)	—	—	(165,327)
Consideration to Former Manager for internalization	(5,738)	—	5,738	—
Contributions from non-controlling interest holders	30,861	—	—	30,861
Distributions to non-controlling interest holders	(8,219)	—	—	(8,219)
Distributions paid	(234,897)	—	—	(234,897)
Advances from affiliates, net	(376)	—	—	(376)
Change in restricted cash	(5,654)	—	—	(5,654)

Net cash provided by financing activities	4,290,140	—	(190)	4,289,950

Net change in cash and cash equivalents	(239,850)	—	—	(239,850)
Cash and cash equivalents, beginning of period	292,575	—	—	292,575

Cash and cash equivalents, end of period	$52,725	$—	$—	$52,725

(1)	These financial statements have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(2)	These five depreciation and amortization line items have been consolidated into one line item named depreciation and amortization in the accompanying consolidated statements of cash flows.
(3)	This line item caption has been updated to loss on held for sale properties in the accompanying consolidated statements of cash flows.
(4)	As disclosed above, this line item has been added and is included in the accompanying consolidated statements of cash flows.
(5)	This line item caption has been added and is included in the accompanying consolidated statements of cash flows.
(6)	This line item caption has been updated to investments in other assets in the accompanying consolidated statements of cash flows.

Note 3 — Mergers and Acquisitions (As Restated)

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

Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares which became vested, was converted into the right to receive (i) 0.95 of a share of the Company’s common stock, (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of the ARCT III Operating Partnership (“ARCT III OP”) was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.

Upon the closing of the ARCT III Merger on February 28, 2013, the Company paid an aggregate of $350.4 million in cash for the 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III’s common stock (which is equivalent to 27.7 million shares of the Company’s common stock based on the ARCT III Exchange Ratio). In addition, 140.7 million shares of the Company’s common stock were issued in exchange for 148.1 million shares of ARCT III’s common stock adjusted for the ARCT III Exchange Ratio.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

Also in connection with the ARCT III Merger, the Company entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates and pay certain merger related fees. See Note 19 — Related Party Transactions and Arrangements (As Restated).

Accounting Treatment for the ARCT III Merger

The Company and ARCT III, from inception to the ARCT III Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continued to receive fees from the Company prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors, and ultimately ARC, were determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the merger had occurred as of the earliest period of common control. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT III Merger had occurred at inception.

GE Capital Portfolio Acquisitions

On June 27, 2013, the Company acquired, through subsidiaries of the OP, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 447 properties (the “GE Capital Portfolio”) for a purchase price of $773.9 million, exclusive of closing costs, with no liabilities assumed. The 447 properties are subject to 409 property operating leases, as well as 38 direct financing leases.

During the year ended December 31, 2013, ARCT IV acquired, from certain affiliates of GE Capital Corp., the equity interests in the entities that own a real estate portfolio comprised of 924 properties (the “ARCT IV GE Capital Portfolio”) for a purchase price of $1.4 billion, exclusive of closing costs, with no liabilities assumed. The 924 properties are subject to 912 property operating leases, as well as 12 direct financing leases.

CapLease, Inc. Merger

On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease Inc. (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”).

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

On November 5, 2013, the Company completed the merger with CapLease pursuant to the CapLease Merger Agreement. Pursuant to the terms of the CapLease Merger Agreement, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of CapLease, LP with and into the OP (the “CapLease Partnership Merger”), each outstanding unit of equity ownership of CapLease’s operating partnership, other than units owned by CapLease or any wholly owned subsidiary of CapLease, was converted into the right to receive $8.50. Shares of CapLease’s outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to the common and preferred shareholders.

Accounting Treatment for the CapLease Merger

The CapLease Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values was recorded as goodwill. Results of operations for CapLease are included in the Company’s consolidated financial statements from the date of acquisition. See Note 6 — CapLease Acquisition (As Restated).

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013 (the “ARCT IV Merger Agreement”), with ARCT IV and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The Company consummated the ARCT IV Merger on January 3, 2014.

Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of the Company’s common stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock of the Company designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (“ARCT IV OP Unit”), other than ARCT IV OP Units held by the American Realty Capital Trust IV Special Limited Partner, LLC, (the “ARCT IV Special Limited Partner”) and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”) was exchanged for (i) $9.00 in cash, (ii) 0.5190 of an OP Unit and (iii) 0.5937 of an OP Unit designated as Series F Preferred Units (“Series F OP Units”). In total, the Company paid $651.4 million in cash, issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock, and issued 0.7 million Series F OP Units and 0.6 million OP Units to the former ARCT IV shareholders and ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 OP Units, resulting in the Company issuing 1.2 million OP Units.

On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, ARCT IV Special Limited Partner and ARC Real Estate Partners, LLC (“ARC Real Estate”), an entity affiliated with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT IV OP equal to approximately $63.2 million. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP,

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

based on a price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other non-routine transactions in the accompanying consolidated statement of operations. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million OP Units after application of the exchange ratio of 2.3961 per share. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these OP Units before converting them to shares of Company common stock.

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

Accounting Treatment for the ARCT IV Merger

The Company and ARCT IV, from inception to the ARCT IV Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and had continued to receive fees from the Company prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires the Company to present historical financial information as if the entities were combined as of the earliest period of common control. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT IV Merger, including the impact of the equity transactions entered to consummate the merger, had occurred at inception.

Fortress Portfolio Acquisition

On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to the Company (the “Fortress Portfolio”). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. The Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio on January 8, 2014, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs. During the year ended December 31, 2013, the Company deposited $72.2 million into escrow in relation to the Fortress Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheet as of December 31, 2013.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

As of Cole Acquisition Date (Preliminary) (As Restated)
Estimated fair value of consideration transferred:
Cash	$181,775
Common stock	7,285,868

Total consideration transferred	$7,467,643

The fair value of the 520.8 million shares of common stock issued, excluding those common shares transferred to former Cole executives, was determined based on the closing market price of the Company’s common stock on the Cole Acquisition Date.

Accounting Treatment for the Cole Merger

The Cole Merger will be accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Cole will be recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values will be recorded as goodwill. Results of operations for Cole will be included in the Company’s consolidated financial statements subsequent to the Cole Acquisition Date. The initial accounting for the business combination has not been completed due to the significant judgments and time necessary to complete third-party valuation of real estate and other assets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Pending Significant Acquisition

Inland Portfolio Acquisition

On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the “Inland Portfolio”) will be acquired, in total, by the Company from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by the Company and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of December 31, 2013, the Company has closed on five of the 33 properties for a total purchase price of $56.4 million, exclusive of closing costs. The Company closed the acquisition of 27 additional properties in the Inland Portfolio subsequent to December 31, 2013. The Company does not consider it probable that it will close on the remaining property. During the year ended December 31, 2013, the Company deposited $28.6 million into escrow in relation to the Inland Portfolio, which has been included in prepaid expenses and other assets in the consolidated balance sheets.

Note 4 — Summary of Significant Accounting Policies (As Restated)

Basis of Accounting

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. GAAP.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and consolidated joint venture arrangement . The portions of the consolidated joint venture arrangement not owned by the Company are presented as non-controlling interests. In addition, as described in Note 1 — Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Furthermore, upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of December 31, 2013 and 2012, there were 9,591,173 and 1,621,349 OP Units outstanding, respectively. In addition, as discussed in Note 3 — Mergers and Acquisitions (As Restated), the historical information of ARCT III and ARCT IV has been presented from earliest date of common control for each merger.

All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity of which the Company is the primary beneficiary.

Reclassification

Certain reclassifications have been made to the previously issued historical financial statements of the Company to conform to this presentation.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, investments in real estate, business combinations, and derivative financial instruments and hedging activities, as applicable.

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

Assets Held for Sale

The Company classifies real estate investments as held for sale when the Company has entered into a contract to sell the property, all material due diligence requirements have been satisfied, and the Company believes it is probable that the disposition will occur, or the Company is actively marketing the property and management has the intent to sell the property, among other conditions. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to dispose of the asset. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented. At both December 31, 2013 and 2012, the Company had one property that was classified as held for sale. See Note 22 — Discontinued Operations and Properties Held for Sale.

If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify the property as held and used. The Company measures and records a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

Development Activities

Project costs and expenses, which include interest expense, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements. As required by U.S. GAAP, the Company computes interest expense on the full amount it has invested in the project, whether or not such investment is externally financed.

Impairment of Long Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, the fair value estimates of real estate assets are primarily based upon an income approach utilizing a present value technique to discount the expected cash flows using market participant assumptions for market rent and terminal values or based upon recent comparable sales transactions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The Company recorded $3.3 million in impairment charges on real estate investments from continuing operations during the year ended December 31, 2013. The Company did not record any impairment on real estate investments from continuing operations during the years ended December 31, 2012 or 2011. The Company did not record any impairment charges on real estate investments from discontinued operations during the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, the Company recorded $0.6 million and $0.8 million as impairment charges from discontinued operations.

Allocation of Purchase Price of Business Combinations including Acquired Properties

In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the acquired companies are recorded upon the merger on the same basis as they were carried by the acquired companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at fair value. In addition, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company will immediately expense acquisition-related costs and fees associated with business combinations and asset acquisitions.

The Company allocates the purchase price of acquired properties and businesses accounted for under the acquisition method of accounting to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings, equipment and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases.

Amounts allocated to land, buildings, equipment and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in its portfolio.

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

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods.

The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 10 — Fair Value of Financial Instruments (As Restated), depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities based on the best information available.

The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. If a tenant terminates its lease and the unamortized portion of the in-place lease value is charged to expense.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

Intangible lease assets and liabilities of the Company consist of the following as of December 31, 2013 and 2012 (amounts in thousands):

	December 31,
	2013	2012
Intangible lease assets:
In-place leases, gross	$749,862	$219,649
Accumulated amortization on in-place leases	(60,753)	(11,247)

In-place leases, net of accumulated amortization	689,109	208,402

Above-market leases, gross	9,351	1,504
Accumulated amortization on above market leases	(658)	(118)

Above-market leases, net of accumulated amortization	8,693	1,386
Leasing commissions	382	347
Accumulated amortization on leasing commissions	(155)	(109)

Leasing commissions, net of accumulated amortization	227	238

Total intangible lease assets, net	$698,029	$210,026

Intangible lease liabilities:
Below-market leases, gross	$77,884	$—
Accumulated amortization on below market leases	(715)	—

Below-market leases, net of accumulated amortization	77,169	—

Total intangible lease liabilities, net	$77,169	$—

The following table provides the remaining weighted-average amortization period as of December 31, 2013 for intangible assets and liabilities, excluding the amortization of leasing commissions, and the projected amortization expense and adjustments to rental income for the next five years (amounts in thousands):

	Remaining Weighted-Average Amortization Period in Years	2014	2015	2016	2017	2018
In-place leases:
Total to be included in amortization expense	10.2	$81,139	$75,235	$69,915	$64,735	$62,560
Above-market lease assets:
Total to be deducted from rental income	11.9	$1,525	$1,525	$1,516	$1,388	$1,359
Below-market lease liabilities:
Total to be included in rental income	22.7	$(4,173)	$(4,169)	$(4,151)	$(4,151)	$(4,144)

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. Goodwill that arose as a result of the Company’s mergers and acquisitions was recorded in the Company’s consolidated financial statements.

In the event the Company disposes of a property that constitutes a business under U.S. GAAP from a reporting unit with goodwill, the Company will allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business will be based on the relative fair value of the business to the fair value of the reporting unit. Goodwill acquired in the CapLease Merger comprises one reporting unit.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The Company will evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company will test goodwill for impairment by first comparing the book value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the book value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company will estimate the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less.

The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2013 and 2012, the Company had deposits of $52.7 million and $292.6 million, respectively, of which $44.3 million and $288.9 million were in excess of the amount insured by the FDIC. Although the Company bears risk to amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the high quality of the institutions.

Restricted Cash

Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves.

Investment in Direct Financing Leases

The Company has acquired certain properties that are subject to leases that qualify as direct financing leases in accordance with U.S. GAAP due to the significance of the lease payments from the inception of the leases compared to the fair value of the property. Investments in direct financing leases represent the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term. The fair value of the remaining lease payments is estimated using a discounted cash flow based on interest rates that would represent the Company’s incremental borrowing rate for similar types of debt. The expected residual property value at the end of the lease term is estimated using market data and assessments of the remaining useful lives of the properties at the end of the lease terms, among other factors. Income from direct financing leases is calculated using the effective interest method over the remaining term of the lease.

As part of the update to the provisional allocation of the purchase price for the GE Capital Portfolio during the measurement period, the Company reclassified approximately $9.9 million from investment in direct financing leases receivables to investments in real estate, at cost.

Loans Held for Investments

The Company classifies its loans as long-term investments, as the Company intends to hold the loans for the foreseeable future or until maturity. Loan investments are carried on the Company’s consolidated balance sheets at amortized cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees), net of any allowance for loan losses. Unearned discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan.

From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at lower of cost or estimated fair value. From the period the Company acquired the loan investments through December 31, 2013, the Company has not sold or reclassified any loans as held for sale.

The Company evaluates its loan investments for possible impairment on a quarterly basis. Refer to Note 7 — Investment Securities, at Fair Value.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Commercial Mortgage-Backed Securities

The Company classifies all of its commercial mortgage-backed securities (“CMBS”) as available for sale for financial accounting purposes. Under U.S. GAAP, securities classified as available for sale are carried on the consolidated balance sheet at fair value with the net unrealized gains or losses included in accumulated other comprehensive income (loss), a component of Stockholders’ Equity. Any premiums or discounts on securities are amortized as a component of interest income using the effective interest method.

The Company estimates fair value on all securities investments quarterly based on a variety of inputs. Under applicable accounting guidance, securities where the fair value is less than the Company’s cost are deemed impaired, and, therefore, must be measured for other-than-temporary impairment. If an impaired security (i.e., fair value below cost) is intended to be sold or required to be sold prior to expected recovery of the impairment loss, the full amount of the loss must be charged to earnings as other-than-temporary impairment. Otherwise, temporary impairment losses are charged to other comprehensive income (loss).

In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. From the period the Company acquired the CMBS through December 31, 2013, the Company had no other-than-temporary impairment losses.

Deferred Costs, Net

Deferred costs, net consists of deferred financing costs net of accumulated amortization, deferred leasing costs net of accumulated amortization and deferred offering costs.

Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close. At December 31, 2013 and 2012, the Company had $84.7 million and $15.1 million, respectively, of deferred financing costs net of accumulated amortization.

Deferred leasing costs, consisting primarily of lease commissions and payments made to assume existing leases, are deferred and amortized over the term of the lease. At December 31, 2013 and 2012, the Company had no deferred leasing costs.

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company’s common stock. As of December 31, 2013 and 2012, the Company had no deferred offering costs.

Convertible Obligation to Series C Convertible Preferred Stockholders

On June 7, 2013, the Company issued, through a private placement, 28.4 million shares of Series C Convertible Preferred Stock (the “Series C Stock”) for gross proceeds of $445.0 million. Due to an unconditional obligation to either redeem or convert the Series C Stock into a variable number of shares of common stock that is predominantly based on a fixed monetary amount, the preferred securities were classified as an obligation under U.S. GAAP and were presented in the consolidated balance sheets as a liability prior to their settlement in November 2013. Promptly following the closing of the CapLease Merger, which, as discussed in Note 3 — Mergers and Acquisitions (As Restated), was consummated on November 5, 2013, the Company converted the Series C Stock, in accordance with the terms of the original agreement, into 1.4 million shares of common stock with the remaining balance of Series C Stock settled in cash consideration of $441.4 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Contingent Valuation Rights

On June 7, 2013, the Company issued to certain common stock investors 29.4 million contingent value rights (“Common Stock CVRs”) and to the Series C Stock investors 28.4 million contingent value rights (“Preferred Stock CVRs”). In September 2013, certain investors holding the Common Stock CVRs received $20.4 million representing the maximum payment of $1.50 per share as defined in the agreement. The remaining Common Stock CVR holders received settlement of the amount owed to them of $23.8 million promptly following the CapLease Merger, which consummated on November 5, 2013, representing the maximum payment of $1.50 per share.

The Company elected to settle the Preferred Stock CVRs promptly following the closing of the CapLease Merger on November 5, 2013. The Company settled the Preferred Stock CVRs for $0.90 per Preferred Stock CVR for total cash consideration of $25.6 million.

Changes in the fair value of the contingent valuation rights obligation subsequent to issuance date were recorded in the consolidated statements of operations and comprehensive loss within gain/loss on derivatives, net in the period incurred. For the year ended December 31, 2013, the Company recorded a loss on the CVRs of $69.7 million, representing the settled value.

Convertible Debt

On July 29, 2013, the Company issued $300.0 million of Convertible Senior Notes due 2018 (the “2018 Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Notes offering, issued an additional $10.0 million of its 2018 Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Notes through a reopening of the “2018 Notes” indenture agreement. Also on December 10, 2013, the Company issued $402.5 million of Convertible Senior Notes due 2020 (the “2020 Notes”) (the 2020 Notes, collectively with the 2018 Notes, the “Convertible Notes”). The 2018 Notes mature August 1, 2018 and the 2020 Notes mature on December 15, 2020. The Convertible Notes are convertible to cash or shares of the Company’s common stock at the Company’s option. In accordance with U.S GAAP, the notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the expected lives of the Convertible Notes.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Share Repurchase Programs

ARCT III’s and ARCT IV’s boards of directors had adopted Share Repurchase Programs (the “ARCT III SRP” and the “ARCT IV SRP”, respectively, and collectively, the “SRPs”) that enabled stockholders to offer their shares to ARCT III and ARCT IV, respectively, for repurchase in limited circumstances. The SRPs permitted investors to sell their shares back to ARCT III or ARCT IV, as applicable, after they had held them for at least one year, subject to the significant conditions and limitations described below.

The purchase price per share of the ARCT III SRP depended on the length of time investors had held such shares as follows: after one year from the purchase date — the lower of $9.25 and 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $9.50 and 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $9.75 and 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $10.00 and 100% of the amount they actually paid for each share.

The purchase price per share of the ARCT IV SRP depended on the length of time investors had held such shares as follows: after one year from the purchase date — the lower of $23.13 and 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 and 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 and 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 and 100.0% of the amount they actually paid for each share.

Both ARCT III and ARCT IV were only authorized to repurchase shares pursuant to the SRPs up to the value of shares issued under their respective DRIP (as defined below) and limited the amount spent to repurchase shares in a given quarter to the value of the shares issued under the DRIP in that same quarter.

When a stockholder requested repurchases and the repurchases were approved by ARCT III’s or ARCT IV’s board of directors, as applicable, it reclassified such obligation from equity to a liability based on the settlement value of the obligation. The following table reflects the number of shares repurchased for the years ended December 31, 2013, 2012 and 2011.

	Number of Requests	Number of Shares	Average Price per Share
2011	1	2,375	$10.00
2012	75	180,744	10.07
2013	11	4,956	24.98

Cumulative repurchase requests as of December 31, 2013	87	188,075	$10.46

Upon the ARCT III Merger, the ARCT III SRP was terminated. Upon the ARCT IV Merger, the ARCT IV SRP was terminated.

Upon the closing of the ARCT III Merger on February 28, 2013, pursuant to the terms of the ARCT III Merger Agreement, 29.2 million shares, or 16.5% of the then outstanding shares of ARCT III’s common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company’s common stock based on the ARCT III Exchange Ratio. See Note 3 —Mergers and Acquisitions.

On August 20, 2013, the Company’s board of directors reauthorized its $250 million share repurchase program which was originally authorized in February 2013. During the year ended December 31, 2013, the Company repurchased approximately 0.6 million shares at an average price of $13.07 per share or $7.5 million in total.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Distribution Reinvestment Plans

Pursuant to the ARCT III distribution reinvestment plan (“ARCT III DRIP”), stockholders could have elected to reinvest distributions by purchasing shares of ARCT III common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the ARCT III DRIP. Participants purchasing shares pursuant to the ARCT III DRIP had the same rights and were treated in the same manner as if such shares were issued pursuant to ARCT III’s initial public offering (the “ARCT III IPO”). Shares issued pursuant to the ARCT III DRIP were recorded within stockholders’ equity in the accompanying consolidated balance sheets in the period distributions were declared. During the years ended December 31, 2013, 2012 and 2011, ARCT III issued 0.5 million, 2.7 million and 27,169 shares of common stock, respectively, with a value of $4.9 million, $27.1 million and $0.3 million, respectively, in each case with a par value per share of $0.01, pursuant to the DRIP. Upon the closing of the ARCT III Merger, the DRIP was terminated.

Pursuant to the ARCT IV distribution reinvestment plan (“ARCT IV DRIP”), stockholders could have elected to reinvest distributions by purchasing shares of ARCT IV common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the ARCT IV DRIP. Participants purchasing shares pursuant to the ARCT IV DRIP had the same rights and were treated in the same manner as if such shares were issued pursuant to ARCT IV’s initial public offering (the “ARCT IV IPO”). Shares issued pursuant to the ARCT III DRIP were recorded within stockholders’ equity in the accompanying consolidated balance sheet in the period distributions are declared. During the years ended December 31, 2013 and 2012, ARCT IV issued 0.5 million and 7,690 shares of common stock with a value of $20.7 million and $0.4 million, respectively, and a par value per share of $0.01 pursuant to the ARCT IV DRIP.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments change during the term of the lease. The Company will record rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.

The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in prepaid expenses and other assets on the consolidated balance sheets. See Note 8 — Prepaid Expenses and Other Assets (As Restated). The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2013 and 2012, the Company had $20.4 million and $4.4 million, respectively, of deferred rental income, which is included in deferred rent and other liabilities on the consolidated balance sheets.

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of December 31, 2013, the Company recorded an allowance for uncollectible accounts of $187,000. As of December 31, 2012, the Company determined that no allowance for uncollectible accounts was necessary.

Contingent Rental Income

The Company owns certain properties that have associated leases that require the tenant to pay contingent rental income based on a percentage of the tenant’s sales after the achievement of certain sales thresholds, which may be monthly, quarterly or annual targets. As a lessor, the Company defers the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known.

Offering and Related Costs

Offering and related costs include costs incurred in connection with the Company’s issuance of common stock. These costs include, but are not limited to, (i) legal, accounting, printing, mailing and filing fees; (ii) escrow related fees and (iii) reimbursement to the dealer manager for amounts they paid to reimburse the bonified due diligence expenses of broker-dealers.

Acquisition Related Expenses and Merger and Other Non-routine Transaction Related Expenses

All direct costs incurred as a result of a business combination are classified as acquisition costs or merger and other non-routine transaction costs and expensed as incurred. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicate that the activities driving the cost directly relate to activities necessary to complete, or effect, a business combination are classified as acquisition related expenses. Similar costs incurred in relation to mergers with entities under common control (which are not accounted for as acquisitions) are included in the caption “merger and other non-routine transactions.” Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions including purchases of portfolios. Other non-routine transaction costs are also presented within the line item merger and other non-routine transactions in the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Year Ended December 31,
	2013 (As Restated)	2012	2011
Merger related costs:
Strategic advisory services	$62,332	$—	$—
Transfer taxes	8,931	—	—
Legal fees and expenses	15,081	2,603	—
Personnel costs and other reimbursements	3,612	—	—
Other fees and expenses	8,450	—	—
Other non-routine costs:
Post-transaction support services	4,000	—	—
Subordinated distribution fee	98,360	—	—
Furniture, fixtures and equipment	5,800	—	—
Legal fees and expenses	950	—	—
Personnel costs and other reimbursements	2,546	—	—
Other fees and expenses	481	—	—

Total	$210,543	$2,603	$—

Equity-based Compensation

The Company has an equity-based incentive award plan for its affiliated Manager, non-executive directors, officers, other employees and independent contractors who are providing services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under the guidance for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 18 — Equity-based Compensation (As Restated) for additional information on these plans.

Per Share Data

Income (loss) per basic share of common stock is calculated by dividing net income (loss) less dividends on unvested restricted stock and dividends on preferred shares by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted income (loss) per share of common stock considers the effect of potentially dilutive shares of common stock outstanding during the period. As the Company has the ability and intent to settle all outstanding convertible debt in cash, the Company has excluded the if-converted shares from its calculation of diluted shares.

Income Taxes

Each of the Company, ARCT IV and ARCT III qualified as REITs under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with the taxable year ended December 31, 2011. Being qualified for taxation as a REIT, each of the Company, ARCT III and ARCT IV generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, and so long as it distributes at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Each of the Company, ARCT IV and ARCT III may still be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

As of December 31, 2013, the Company had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Reportable Segments

The Company has determined that it has one reportable segment with activities related to investing in real estate and real estate-related assets. The Company’s investments in real estate generate rental revenue and other income through the leasing of properties, which comprised 100% of its total consolidated revenues. Although the Company’s investments in real estate will be geographically diversified throughout the United States, management evaluates operating performance on an individual property level. The Company’s properties have been aggregated into one reportable segment.

Recent Accounting Pronouncements

In December 2011, the U.S. Financial Accounting Standards Board’s (the “FASB”) issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 15 — Derivatives and Hedging Activities for the Company’s disclosure of information about offsetting and related arrangements.

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 15 — Derivatives and Hedging Activities for the Company’s disclosure of the information about the amounts reclassified out of accumulated other comprehensive income by component.

In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting yet the pronouncement also requires expanded disclosures for discontinued operations. The Company adopted ASU 2014-08 effective January 1, 2014. Starting with the first quarter of 2014, the results of operations for disposals and properties that were previously reported in discontinued operations but do not qualify under the new guidance will be presented within income from continuing operations on the accompanying consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Note 5 — Real Estate Investments (As Restated)

Excluding the CapLease Merger, the following table presents the allocation of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2013 (1)	2012
Real estate investments, at cost:
Land	$883,491	$237,282
Buildings, fixtures and improvements	2,311,211	1,229,230

Total tangible assets	3,194,702	1,466,512

Acquired intangible assets:
In-place leases	334,839	197,873
Above market leases	12,317	1,503

Total assets acquired, net	3,541,858	1,665,888

Assumed intangible liabilities:

Below market leases	(21,446)	—

Total liabilities acquired, net	(21,446)	—
OP Units issued to acquire real estate investments	—	(6,352)

Cash paid for acquired real estate investments	$3,520,412	$1,659,536

Number of properties acquired	1,739	573

(1)	Excludes 50 properties comprised of $66.1 million of net investments subject to direct financing leases.

The following table presents unaudited pro forma information as if the acquisitions, including the CapLease Merger discussed in Note 6 — CapLease Acquisition (As Restated), during the year ended December 31, 2013 had been consummated on January 1, 2012. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $76.1 million (as restated) and $45.1 million for the years ended December 31, 2013 and 2012, respectively, and merger and other non-routine transaction related expenses of $210.5 million (as restated) and $2.6 million for the years ended December 31, 2013 and 2012, respectively (amounts in thousands).

	Year Ended December 31,
	2013	2012
	As Restated	As Restated
Pro forma revenues	$573,503	$467,434
Pro forma net loss attributable to stockholders	$(91,891)	$(15,424)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
2014	$522,563	$5,402
2015	512,833	5,028
2016	496,691	4,946
2017	460,070	4,545
2018	424,934	3,455
Thereafter	2,734,499	10,352

Total	$5,151,590	$33,728

(1)	50 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.

Net Investment in Direct Financing Leases

The components of the Company’s net investment in direct financing leases as of December 31, 2013 are as follows (amounts in thousands):

December 31, 2013
Future minimum lease payments receivable	$33,729
Unguaranteed residual value of property	46,172
Unearned income	(13,789)

Net investment in direct financing leases	$66,112

The Company had no investments in direct financing leases as of December 31, 2012.

Development Activities

Prior to the CapLease Acquisition Date (as defined below), Caplease entered into an agreement to construct a distribution warehouse in Columbia, South Carolina on a build-to-suit basis for a large private company tenant. The new build-to-suit project has an estimated total investment of $22.1 million. Construction activity and funding of the project commenced during June 2013.

Also prior to the CapLease Acquisition Date, CapLease entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, Texas, adjacent to and part of the same development as an existing office building owned by CapLease and purchased in 2012. Costs of the project, which are budgeted to be $34.0 million, are scheduled to be funded by equity contributions from the Company and its developer partner, and $17.0 million of advances during the construction period under a development loan entered into with Amegy Bank. All equity contributions are scheduled to be borne as follows: the Company, 90%; and the developer, 10%; except for cost overruns, which will be borne 50% by each. Because the Company has a controlling financial interest in the investment, it consolidates the investment for financial accounting purposes. The Company has an option to purchase, and the developer the option to sell to the Company, in each case at fair market value, the developer’s interest in the project upon (i) substantial completion of the project and (ii) leases being entered into for 95% of the square footage of the project. Construction activity and funding of the project commenced during the quarter ended September 30, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The table below details the Company’s investment in its pending development projects as of December 31, 2013. The information included in the table below represents management’s estimates and expectations at December 31, 2013 which are subject to change. The Company’s disclosures regarding certain projections or estimates of completion dates may not reflect actual results (dollar amounts in thousands).

Location	Tenant	Property Type	Approximate Square Feet	Lease Term (years)		Percent Owned	Investment through 12/31/13	Estimated Remaining Investment	Estimated Total Investment	Estimated Completion Date
Columbia, South Carolina	Large private company	Warehouse	450,000	10.5	(1)	100%	$14,745	$7,325	$22,070	Q1 2014
The Woodlands, Texas	N/A - speculative development	Office building	150,000	N/A		90%	$7,257	$26,775	$34,032	Q3 2014

(1)	The lease is in force and the 10.5 year lease term will commence upon substantial completion of the building.

The amount of the “Investment” as of December 31, 2013 includes capitalized interest of approximately $37,000 for the Columbia, South Carolina project and approximately $45,000 for The Woodlands, Texas project. The amount of capitalized interest subsequent to the CapLease Acquisition Date through December 31, 2013 was not significant.

Tenant Concentration

The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2013. Annualized rental income for net leases is rental income on a straight-line basis as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable. There were no tenants exceeding 10% of consolidated annualized rental income on a straight-line basis at December 31, 2013.

	Year Ended December 31,
	2013		2012
Citizens Bank		*	13.8%
Dollar General		*	12.3%
FedEx		*	10.2%

*	The tenants’ annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.

No other tenant represents more than 10% of total consolidated annualized rental income on a straight-line basis for the periods presented.

Geographic Concentration

The following table lists the states where the Company has concentrations of properties where annual rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income on a straight-line basis as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
Texas	10.7%			*
Illinois		*	11.2%

*	The geographical concentration’s annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Note 6 — CapLease Acquisition (As Restated)

On November 5, 2013 (the “CapLease Acquisition Date”), the Company completed its acquisition of CapLease, a real estate investment trust that primarily owned and managed a diversified portfolio of single tenant commercial real estate properties subject to long-term leases, the majority of which were net leases, to high credit quality tenants, by acquiring 100% of the outstanding common shares and voting interests of CapLease. The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company’s consolidated financial statements include the results of operations of CapLease subsequent to the CapLease Acquisition Date.

The purchase price includes a cash payment of $920.7 million, which was funded by the Company through additional borrowings under its revolving credit facility and the credit facility assumed from CapLease, see Note 12 — Other Debt and Note 13 — Credit Facilities.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair value and reflects the goodwill adjustment discussed in Note 2 — Restatement of Previously Issued Financial Statements. The following table presents the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the CapLease Acquisition Date (in thousands):

As of CapLease Acquisition Date (As Restated)
Fair value of consideration given	$920,697

Assets purchased, at fair value:
Land	$235,843
Buildings, fixtures and improvements	1,596,481
Land and construction in process	12,352
Acquired intangible lease assets	191,964

Total real estate investments	2,036,640

Cash and cash equivalents	41,799
Investment securities	60,730
Loans held for investment	26,457
Restricted cash	29,119
Prepaid expenses and other assets	21,249
Deferred costs	325

Total identifiable assets purchased	2,216,319

Liabilities assumed, at fair value:
Mortgage notes payable	1,037,510
Secured credit facility	121,000
Other debt	114,208
Below-market leases	57,058
Derivative liabilities	158
Accounts payable and accrued expenses	49,291
Deferred rent and other liabilities	8,619

Total liabilities assumed	1,387,844

Non-controlling interest retained by third party	567

Net identifiable assets acquired by Company	827,908

Goodwill	$92,789

Management is in the process of further evaluating the purchase price accounting. The fair value of real estate investments and below-market leases have been estimated by the Company with the assistance of third-party valuation firms. Based on analyses received to date, the estimated fair value of these assets and liabilities total $2.0 billion and $57.1 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analyses, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.

The fair value of the non-controlling interest has been estimated based on the fair value of the percentage ownership of The Woodlands, Texas development activity not held by the Company. Refer to Note 5 — Real Estate Investments (As Restated).

The fair value of the remaining CapLease assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in Note 4 — Summary of Significant Accounting Policies (As Restated).

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The $92.8 million of goodwill is expected to be assigned to the real estate segment upon completion of the external valuation. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, expected synergies, and the assembled work force at CapLease.

The amounts of revenue and net loss of CapLease included in the Company’s consolidated statements of operations and comprehensive loss from the CapLease Acquisition Date to the period ended December 31, 2013 was $29.5 million and $6.3 million, respectively.

The pro forma consolidated statement of operation as if CapLease had been included in the consolidated results of the Company for the entire years ended December 31, 2013 and 2012 have been reflected in Note 5 — Real Estate Investments (As Restated).

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

The following table details the unrealized gains and losses on investment securities as of December 31, 2013 and 2012 (amounts in thousands):

As of December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,589	$—	$(105)	$1,484
CMBS	60,452	498	(367)	60,583

	$62,041	$498	$(472)	$62,067

As of December 31, 2012
Preferred securities	$41,747	$223	$(316)	$41,654

Investment in Real Estate Fund

On June 4, 2013, the Company invested $10.0 million in a real estate fund that is sponsored by an affiliate of the Former Manager and which invests primarily in equity securities of other publicly traded REITs. During the year-ended December 31, 2013, the Company reinvested distributions totaling $0.1 million into the real estate fund. During the fourth quarter of 2013, the Company sold investments with an original cost of $8.5 million for total proceeds of $8.1 million. The realized loss of $0.4 million has been recorded to losses on investments in affiliates within the consolidated statements of operations and comprehensive loss. Refer to Note 19 — Related Party Transactions and Arrangements (As Restated).

Commercial Mortgage-Backed Securities (“CMBS”)

In connection with the CapLease Merger, the Company acquired 10 commercial mortgage-backed securities, with a fair value of $60.7 million. At December 31, 2013, the commercial mortgage-backed securities had a carrying value of $60.6 million and carried interest rates ranging from 5.88% to 8.95%. The Company had no commercial mortgage-backed securities as of December 31, 2012.

As of December 31, 2013, the fair value of four commercial mortgage-backed securities was below its carrying value. The Company evaluated each of its securities for other-than-temporary impairment at December 31, 2013, and determined that no other-than-temporary impairment charges on its securities were appropriate. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Redeemable Preferred Stock, Senior Notes and Common Stock

At December 31, 2012, the Company had investments in redeemable preferred stock, accounted for as debt securities, with a fair value of $41.7 million. These investment securities were sold during the year ended December 31, 2013, resulting in a gain on sale of investments of $0.5 million.

During 2013, the Company acquired additional investments in redeemable preferred stock, as well as investments in senior notes and common stock, with an aggregate cost basis of $69.5 million. The Company sold all of these investment securities during 2013 for $67.2 million, resulting in a loss on sale of $2.3 million. As of December 31, 2013, the Company had no remaining investments in redeemable preferred stock, senior notes or common stock.

Note 8 — Prepaid Expenses and Other Assets (As Restated)

Prepaid expenses and other assets consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013 (As Restated)	2012
Restricted escrow deposits	$101,813	$138
Accounts receivable (1)	16,254	7,174
Straight line rent receivable	19,010	3,738
Prepaid expenses	43,801	905
Other assets	5,848	29

	$186,726	$11,984

(1)	Allowance for doubtful accounts was $187,000 as of December 31, 2013. There was no allowance for doubtful accounts as of December 31, 2012.

Note 9 — Loans Held for Investment

In connection with the CapLease Merger, the Company acquired 12 loans held for investment, which consist predominantly of mortgage loans on properties subject to leases to investment grade tenants, with a fair value of $26.5 million at the CapLease Merger Date. At December 31, 2013, the loans held for investment had a carrying value of $26.3 million and carried interest rates ranging from 5.28% to 7.24%. The fair value adjustment is being amortized to interest expense in the consolidated statements of operations and comprehensive loss over the life of the Secured Term. The Company had no loans held for investment as of December 31, 2012.

The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant. Payments of debt service on the Company’s loans is, in substantially all cases, funded directly by rent payments paid into a lockbox account by the underlying tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions, and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (“LTV”) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of December 31, 2013, the Company did not record a reserve for loan loss.

Note 10 — Fair Value of Financial Instruments (As Restated)

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and, depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2013, the Company’s interest rate cap derivative measured at fair value on a recurring basis was zero and was classified in Level 2 of the fair value hierarchy.

In addition, during the year ended December 31, 2013, real estate assets with a carrying amounts of $4.5 million related to two properties were deemed to be impaired and their carrying amount was reduced to their estimated fair value, resulting in an impairment charge of $3.3 million, which is included in impairment of real estate on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013. The Company’s estimated fair values of its real estate assets were primarily based upon an income approach utilizing a present value technique to discount the expected cash flows using market participant assumptions for market rent and terminal values, which are considered to be Level 3 inputs, or based upon recent comparable sales transaction, which are considered to be Level 2 inputs. The aggregate fair value as of December 31, 2013 was $1.2 million. No impairments were noted during the year ended December 31, 2012.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those instruments fall (amounts in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2013
Investments in real estate fund	$—	$1,484	$—	$1,484
CMBS	—	—	60,583	60,583
Interest rate swap assets	—	9,189	—	9,189
Interest rate swap liabilities	—	(1,719)	—	(1,719)
Series D Preferred Stock embedded derivative	—	—	(16,736)	(16,736)

Total	$—	$8,954	$43,847	$52,801

December 31, 2012
Investment securities	$41,654	$—	$—	$41,654
Interest rate swaps	—	(3,830)	—	(3,830)

Total	$41,654	$(3,830)	$—	$37,824

Investment in real estate fund — The fair value of the Company’s investment in real estate fund is based on published pricing.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Commercial mortgage-backed securities — The fair values of the Company’s CMBS are valued using broker quotations, collateral values, subordination levels, and liquidity of the individual securities.

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

Series D Preferred Stock embedded derivative — The valuation of this derivative instrument is determined using a binomial option pricing model. Key inputs in the model include the expected term, risk-free interest rate, volatility, and dividend yield.

The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2013.

The following is a reconciliation of the beginning and ending balance for the changes in instruments with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2013 (amounts in thousands):

	CMBS	Series D Preferred Stock Embedded Derivative	Total
Beginning balance	$—	$—	$—
Fair value at purchase/issuance	60,730	(18,692)	42,038
Sales of CMBS	(278)	—	(278)
Fair value adjustment (1)	131	1,956	2,087

Ending balance	$60,583	$(16,736)	$43,847

(1)	The change in fair value in the CMBS and Series D Preferred Stock embedded derivative is recorded in unrealized gain (loss) on investment securities, net and loss on derivative instruments, net, respectively, on the consolidated statement of operations and comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (amounts in thousands):

	Level	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013	Carrying Amount at December 31, 2012	Fair Value at December 31, 2012
Assets:
Loans held for investment	3	$26,279	$26,435	$—	$—

Liabilities:
Convertible debt	3	$972,490	$976,629	$—	$—
Mortgage notes payable	3	1,301,114	1,305,823	265,118	271,056
Senior secured revolving credit facility	3	—	—	124,604	124,604
Senior corporate credit facilities	3	1,819,800	1,819,800	—	—
Secured credit facility	3	150,000	150,000	—	—
Trust preferred notes	3	26,548	23,345	—	—
Secured term loan	3	58,979	59,049	—	—
Other debt	3	19,277	19,350	—	—

Total liabilities		$4,348,208	$4,353,996	$389,722	$395,660

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

Convertible debt, mortgage notes payable and secured term loan — The fair value of mortgages payable on real estate investments and the secured term loan is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates. For mortgages where the Company has an early prepayment right, management also considers the prepayment amount to evaluate the fair value.

Trust preferred notes — The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.

Note 11 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following as of December 31, 2013 and 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted-Average Effective Interest Rate (1)	Weighted-Average Maturity (2)
December 31, 2013	177	$1,258,661	3.42%	3.41
December 31, 2012	164	$265,118	4.28%	5.51

(1)	Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 1.83% to 6.28% at December 31, 2013 and 3.32% to 6.13% at December 31, 2012.
(2)	Weighted-average remaining years until maturity as of December 31, 2013 and 2012, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

In conjunction with the CapLease Merger, aggregate net premiums totaling $45.2 million were recorded upon assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages using a method that approximates the effective-interest method. As of December 31, 2013, there was $42.5 million in unamortized net premiums included in mortgage notes payable, net on the consolidated balance sheets.

The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2013 (amounts in thousands):

Principal Repayment
2014	$86,933
2015	381,574
2016	295,627
2017	257,658
2018	36,210
Thereafter	200,659

$1,258,661

The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of December 31, 2013, the Company was in compliance with the debt covenants under the mortgage loan agreements.

Note 12 — Other Debt

Convertible Obligation to Series C Convertible Preferred Stockholders

On June 7, 2013, the Company issued 28.4 million shares of Series C Stock through a private placement for gross proceeds of $445.0 million. Due to an unconditional obligation to either redeem or convert the Series C Stock into a variable number of shares of common stock that is predominantly based on a fixed monetary amount, the preferred securities were classified as an obligation under U.S. GAAP and were presented in the consolidated balance sheets as a liability prior to their conversion on November 12, 2013. On November 12, 2013, the Company converted all outstanding Series C Stock into common shares of the Company. Pursuant to the Series C Articles Supplementary, the number of common shares that could be issued upon conversion of Series C Stock was limited by the exchange cap. Therefore, the Company converted 1.1 million shares of Series C Stock into 1.4 million common shares of the Company. With respect to the 27.3 million shares of Series C Stock for which Common Shares could not be issued upon conversion due to the exchange cap, the Company paid holders of Series C Stock an aggregate cash amount equal to approximately $441.4 million in exchange for such Series C Stock. Based on the Company’s share price on the conversion date, the total settlement value was $458.8 million. Settlement of the Series C Stock resulted in a loss of $13.8 million, which is recorded as interest expense in the consolidated statements of operations and comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Convertible Senior Note Offering

On July 29, 2013, the Company issued $300.0 million of the 2018 Notes and, pursuant to an over-allotment exercise by the underwriters of such 2018 Notes offering, issued an additional $10.0 million of its 2018 Notes on August 1, 2013 (collectively, the “Original 2018 Notes”). On December 10, 2013, the Company issued an additional $287.5 million through a reopening of the 2018 Notes indenture agreement (the “Reopened 2018 Notes,” together with the Original 2018 Notes, the “2018 Notes”). The 2018 Notes mature on August 1, 2018. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of December 31, 2013, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $300.5 million and $282.1 million, respectively. The holders may elect to convert the 2018 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate is 59.805 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes.

On December 10, 2013, the Company issued $402.5 million of the 2020 Notes. The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of December 31, 2013, the carrying value of the 2020 Notes was $389.7 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of ARCP’s common stock per $1,000 principal amount of 2020 Notes.

In connection with the 2018 Notes and 2020 Notes, the remaining unamortized discount totaled $27.5 million.

See Note 24 – Subsequent Events (As Restated) for further discussion.

Trust Preferred Notes

As part of the CapLease Merger, the Company assumed $30.9 million in aggregate principal amount of fixed/floating rate preferred notes with a fair value of $26.5 million at the CapLease Merger Date. The trust preferred securities represent an unsecured subordinated recourse debt obligation of the Company and require quarterly interest payments calculated at a fixed interest rate equal to 7.68% per annum through January 30, 2016, and subsequently at a variable interest rate equal to LIBOR plus 2.60% per annum. The notes must be redeemed on January 30, 2036, and may be redeemed, in whole or in part, at par, at the Company’s option, at any time. The discount recorded on the notes is being amortized to interest expense on the consolidated statements of operations and comprehensive loss over the life of the preferred notes. As of December 31, 2013, the carrying value of the preferred securities was $26.5 million.

Secured Term Loan

As part of the CapLease Merger, the Company assumed a secured term loan with KBC Bank, N.V. with a principal balance of $59.8 million and a fair value of $60.7 million at the CapLease Merger Date. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The loan is non-recourse to the Company, subject to limited non-recourse exceptions. During the period between the CapLease Acquisition Date and December 31, 2013, the Company made principal payments of $1.7 million. The premium is being amortized to interest expense on the consolidated statements of operations and comprehensive loss over the life of the secured term loan. As of December 31, 2013, the carrying value of the secured term loan was $59.0 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Amounts related to the secured term loan as of December 31, 2013 were as follows (amounts in thousands):

	Borrowings	Collateral Carrying Value
Loans held for investment	$14,065	$22,496
Intercompany mortgage loans on CapLease properties	9,195	21,114
Commercial mortgage-backed securities	34,915	46,054

	$58,175	$89,664

Other Debt

As part of the CapLease Merger, the Company assumed $19.2 million of senior notes (the “Senior Notes”) that bear interest at an annual interest rate of 7.50%, payable semi-annually on April 1 and October 1, with a fair value of $19.3 million at the CapLease Merger Date. The Senior Notes mature on October 1, 2027. The Company has the right to redeem the Senior Notes in whole or in part for cash at any time or from time to time at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus any accrued and unpaid interest. Holders of the Senior Notes may require the Company to repurchase their Senior Notes, in whole or in part, on October 1, 2017 and October 1, 2022, for a cash price equal to 100% of the principal amount of the Senior Notes to be repurchased, plus any accrued and unpaid interest. The discount is being amortized to interest expense on the consolidated statements of operations and comprehensive loss over the life of the Senior Notes. As of December 31, 2013, the carrying value of the Senior Notes was $19.3 million.

In conjunction with the CapLease Merger, aggregate net discounts totaling $3.5 million were recorded upon assumption of the trust preferred notes, secured term loan and senior notes. As of December 31, 2013, unamortized net discounts were $3.5 million in unamortized net discounts included in other debt on the consolidated balance sheets.

Future Minimum Repayments

The following table summarizes the scheduled aggregate principal repayments of our convertible debt, trust preferred notes, secured term loan and other debt subsequent to December 31, 2013 (amounts in thousands):

Principal Repayment
2014	$12,851
2015	11,862
2016	12,516
2017	26,890
2018	610,767
Thereafter	433,430

$1,108,316

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

The Company could have elected to use the Barclays Facility to fund a portion of the consideration to be paid pursuant to the Cole Merger, to refinance existing indebtedness of Cole and to pay related fees and expenses. The commitments received in the Barclays Facility were schedule to terminate upon the occurrence of certain customary events, and in any event on April 22, 2014, which date may be extended by an additional three months under certain circumstances. The Barclays Facility was terminated upon the issuance of the senior unsecured notes in February 2014, as discussed below.

Bond Offering

On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes,” $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes,” and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The OP may redeem all or a part of any series of the Notes at any time at its option at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest on the principal amount of the Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Notes and the 2024 Notes, if such Notes are redeemed on or after January 6, 2019, with respect to the 2019 Notes, or November 6, 2023, with respect to the 2024 Notes, the redemption price will equal 100% of the principal amount of the Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date.

See Note 24 – Subsequent Events (As Restated) for further discussion.

Note 13 — Credit Facilities

Senior Corporate Credit Facility

The Company and the OP are parties to a credit facility with Wells Fargo, National Association (the “Credit Facility”), as administrative agent and other lenders party thereto.

At December 31, 2013, the Credit Facility had commitments of $2.4 billion. The Credit Facility has an accordion feature, which, if exercised in full, would allow the Company to increase borrowings under the Credit Facility to $3.0 billion, subject to additional lender commitments, borrowing base availability and other conditions.

At December 31, 2013, the Credit Facility contained a $940.0 million term loan facility and a $1.5 billion revolving credit facility, of which $940.0 million and $119.8 million was outstanding, respectively. In November 2013, the Credit Facility was amended and certain modifications were made to the terms of the agreement. Loans under the Credit Facility are priced at the applicable rate (at the Company’s election, either a floating interest rate based on one month LIBOR, determined on a daily basis) plus 2.25% to 3.00%, or a prime-based interest rate, based upon the Company’s current leverage. From the amendment date until the first completed fiscal quarter, the applicable LIBOR rate is increased by 3.00%. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company’s election, advances under the revolving credit facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility. At December 31, 2013, the Company had undrawn commitments of $1.4 billion under the Credit Facility.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The Credit Facility provides for monthly interest payments. In event of a default, each lender has the right to terminate its obligations under the Credit Facility, and to accelerate the payment on any unpaid principal amount of all outstanding loans. The Company has guaranteed the obligations under the Credit Facility. The revolving credit facility will terminate on February 14, 2017, unless extended for an additional year pursuant to the terms of the agreement. The Company may prepay borrowings under the Credit Facility and the Company may incur an unused fee of 0.15% to 0.25% per annum on the unused amount depending on the unused balance as a percentage of the total facility and the type of funding. As of December 31, 2013, the Credit Facility also required the Company to maintain certain property available for collateral as a condition to funding.

As of December 31, 2013, the outstanding balance on the Credit Facility was $1.1 billion, of which $544.8 million bore interest at a floating rate of 3.17%. $515.0 million outstanding on the Credit Facility is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the Company’s leverage, interest on this portion was 3.85% at December 31, 2013. At December 31, 2013, there was up to $1.9 billion available to the Company for future borrowings, subject to additional lender commitments and borrowing availability. The credit facility matures on June 30, 2018.

The Credit Facility requires restrictions on corporate guarantees as well as the maintenance of financial covenants including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. At December 31, 2013, the Company was in compliance with the debt covenants under the Credit Facility.

See Note 24 — Subsequent Events (As Restated) for further discussion.

ARCT IV Senior Secured Credit Facility

On June 18, 2013, the Company obtained a credit agreement (the “Credit Agreement”) with Regions Bank, JPMorgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and RBS Citizens, N.A (collectively, the “Lenders”) relating to a $750.0 million senior secured credit facility (the “Senior Secured Credit Facility”).

Initially, the Senior Secured Credit Facility contained a $300.0 million term loan facility and a $450.0 million revolving credit facility. The Senior Secured Credit Facility contained an “accordion” feature to allow the Company, under certain circumstances, to increase the aggregate commitments under the Senior Secured Credit Facility to up to $1.5 billion. On October 16, 2013, the Company entered into agreements that amended the Credit Agreement, increasing the maximum principal amount under the revolving credit facility to $500.0 million and the aggregate commitment under the Senior Secured Credit Facility to $800.0 million.

As of December 31, 2013, the Company had $760.0 million outstanding under the Credit Agreement. The effective annualized interest rate on the Credit Agreement was 1.71% as of December 31, 2013. The Company had $40.0 million of unused borrowing capacity under the Credit Agreement as of December 31, 2013.

The Senior Secured Credit Facility required the Company to meet certain financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of a minimum net worth. As of December 31, 2013, the Company was in compliance with the financial covenants under the Credit Agreement.

In connection with the ARCT IV Merger, the Company notified the Administrative Agent in December 2013 and on January 3, 2014, prepaid all of its loans pursuant to, and terminated all commitments available under, the Credit Agreement.

Secured Credit Facility

As part of the CapLease Merger, the Company assumed a secured credit facility with Wells Fargo, National Association (the “Secured Credit Facility”), which had commitments of up to $150.0 million at December 31, 2013. The Secured Credit Facility was fully drawn with $150.0 million outstanding at December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The borrowings under the Secured Credit Facility bear interest at an annual rate of one-month LIBOR or LIBOR based on an interest period of one, three or six months, at the Company’s election, plus an applicable margin of 2.75%, payable quarterly in arrears. The Secured Credit Facility matures on December 31, 2014 and may be prepaid, in whole or in part, without premium or penalty, at the Company’s option, at any time.

The obligations under the Secured Credit Facility are secured by mortgages on certain real property assets acquired from CapLease comprising the borrowing base. The Secured Credit Facility includes affirmative and negative covenants and financial performance covenants. At December 31, 2013, the Company was in compliance with the debt covenants under the Secured Credit Facility.

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

Note 14 — Accounts Payable and Accrued Expenses (As Restated)

Accounts payable and accrued expenses consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013 (As Restated)	2012
Accounts payable	$5,887	$2,690
Accrued interest	14,189	(114)
Accrued real estate taxes	24,658	919
Accrued merger costs	651,430	—
Accrued other	34,407	99,245

	$730,571	$102,740

Note 15 — Derivatives and Hedging Activities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

Amounts reported in accumulated other comprehensive income related to derivatives that will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $5.8 million will be reclassified from other comprehensive income as an increase to interest expense. During the year ended December 31, 2013, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts were a loss of less than $27,000.

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	16	$700,390

The table below presents the fair value of the company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

		Year Ended December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Interest rate products	Derivative assets, at fair value	$9,189	$—
Interest rate products	Derivative liabilities, at fair value	$(1,719)	$(3,830)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2013 and 2012, respectively (amounts in thousands):

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$6,946	$(4,684)

Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(4,535)	$(941)

Amount of loss recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(79)	$(1)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately $19,000 for the year ended December 31, 2013. The company did not have any derivatives that were not designated as of December 31, 2012.

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were not designated as hedges of in qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Cap	1	$500,000

The table below presents the fair value of the Company’s derivate financial instruments not designated as hedges as well as their classification as liabilities on the consolidated balance sheets as of December 31, 2013 and 2012. There were no derivatives classified as not hedging instruments as assets as of December 31, 2013 and 2012 (amounts in thousands):

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Series D Preferred Stock embedded derivative	Derivative liabilities, at fair value	$(16,736)	$—

Refer to Note 17 — Preferred and Common Stock (As Restated) for additional information for the Series D Preferred Stock embedded derivative.

Tabular Disclosure Offsetting Derivatives

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2013 and 2012. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (amounts in thousands).

Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013	$9,189	$(18,455)	$—	$9,189	$(18,455)	$—	$—	$(9,266)
December 31, 2012	$—	$(3,830)	$—	$—	$(3,830)	$—	$—	$(3,830)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2013, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $1.7 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.7 million at December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Note 16 — Commitments and Contingencies

Contractual Lease Obligations

The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (amounts in thousands):

Future Minimum Lease Payments
2014	$4,541
2015	4,443
2016	4,214
2017	4,244
2018	3,212
Thereafter	63,787

$84,441

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

On November 13, 2013, all counsel involved in the Poling Action filed a joint stipulation, reflecting agreement among all parties concerning a schedule for early motion practice in response to the complaint filed (the “Scheduling Stipulation”). Pursuant to the Scheduling Stipulation, all Defendants filed a motion to dismiss all claims asserted in the Operative Complaint on December 20, 2013. Plaintiffs’ counsel has opposed that the motion to dismiss, and a hearing on the motion is currently scheduled for May 15, 2014.

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

To date, eleven lawsuits have been filed in connection with the Cole Merger. Two of these suits — Wunsch v. Cole, et al (“Wunsch”), No. 13-CV-2186, and Sobon v. Cole, et al (“Sobon”) — were filed as putative class actions on October 25, 2013 and November 18, 2013, respectively, in the U.S. District Court for the District of Arizona. Between October 30, 2013 and November 14, 2013, eight other putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole, et al (“Operman”); (ii) Branham v. Cole, et al (“Branham”); (iii) Wilfong v. Cole, et al. (“Wilfong”); (iv) Polage v. Cole, et al. (“Polage”); (v) Corwin v. Cole, et al (“Corwin”); (vi) Green v. Cole, et al (“Green”); (vii) Flynn v. Cole, et al (“Flynn”) and (viii) Morgan v. Cole, et al. (“Morgan”). All of these lawsuits name the Company, Cole and Cole’s board of directors as defendants; Wunsch, Sobon, Branham, Wilfong, Flynn, Green, Morgan and Polage also name CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Cole, as a defendant. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted include claims that the Cole Merger does not provide for full and fair value for the Cole shareholders, that the Cole Merger was the product of an “inadequate sale process,” that the Cole Merger Agreement contains coercive deal protection measures and the Cole Merger Agreement and that the Cole Merger were approved as a result of or in a manner which facilitates improper self-dealing by certain defendants. In addition, the Flynn, Corwin, Green, Wilfong, Polage and Branham lawsuits claim that the individual defendants breached their duty of candor to shareholders and the Branham and Polage lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The Wunsch and Sobon lawsuits also assert claims against Cole and the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that the proxy materials omitted to disclose allegedly material information, and a claim against the individual defendants under Section 20(a) of the Exchange Act based on the same allegations. Among other remedies, the complaints seek unspecified money damages, costs and attorneys’ fees.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

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

See Note 24 — Subsequent Events (As Restated) for significant litigation matters that occurred subsequent to December 31, 2013.

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

Note 17 — Preferred and Common Stock (As Restated)

Series A and Series B Convertible Preferred Stock

During the year ended December 31, 2013, the Company converted all 545,454 outstanding shares of its Series A Convertible Preferred Stock and all 283,018 outstanding shares of Series B Convertible Preferred Stock into 829,629 shares of the Company’s common stock, which included dividends on the Series A Convertible Preferred Stock.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Series D and Series E Preferred Stock

On September 12, 2013, the Company’s board of directors unanimously approved the issuance of Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) and the issuance of Series E Cumulative Preferred Stock (“Series E Preferred Stock”).

On September 15, 2013, the Company entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of the Company’s merger with CapLease, via a private placement. Pursuant to the definitive purchase agreements, the Company issued approximately 21.7 million shares of Series D Preferred and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013. The Series D Preferred Stock will pay dividends at the rate of 5.81% per annum on its face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Series D Preferred Stock is redeemable by the Company on August 31, 2014 (the “Redemption Date”). Subsequent to that date, or in certain other circumstances, the Series D Preferred Stock is convertible into common stock or Series E Preferred Stock or redeemable into cash, at the discretion of the Company upon such request for conversion by the holders of Series D Preferred Stock.

In the event of a liquidation, the holders of Series D Preferred Stock are entitled to receive the greater of (a) $13.59 per share plus accrued and unpaid dividends (the “Liquidation Preference”) plus a 20% premium and (b) an amount the Preferred Shares holders would have received had they converted into shares of common stock immediately prior to the liquidation event.

If the Company elects to redeem the Series D Preferred Stock on the Redemption Date, the Company shall pay the greater of (a) the product of the number of Series D Preferred Stock and the 102% of the Liquidation Preference and (b) product of the number of common shares that would be issued if the Series D Preferred Stock converted immediately prior to the Redemption Date and 102% of the one-day VWAP.

At any time after the Redemption Date, the holders of Series D Preferred Stock may convert some or all of their outstanding Series D Preferred Stock into shares of common stock. Upon such an election to convert, the Company may elect the following settlement options (1) convert the shares of Series D Preferred Stock into the number of fully paid and non-assessable Common Shares obtained by dividing the aggregate Liquidation Preference of such Series D Preferred Stock by the Conversion Price, as defined below, (2) convert the shares of Series D Preferred Stock into an equal number shares of Series E Preferred Stock, additional shares of Series E Preferred Stock may be issued under certain circumstances, or (3) an amount equal to the product of the number of shares of Series D Preferred Stock and the Cash Conversion Price, as defined below.

The Conversion Price shall be the lowest of (i) a 2% discount to the VWAP of the common stock for the 10 Trading Days prior to the Conversion Election Date, (ii) a 2% discount to the closing price on the Conversion Election Date, and (iii) $13.59. The Cash Conversion Price shall be the greater of (i) 102% of the Liquidation Preference and (ii) the one day VWAP of the Common Shares on the date of the election.

The Company has concluded that the conversion option qualifies as a derivative and should be bifurcated from the host instrument. At issuance, the conversion option had a fair value of $18.7 million. As of December 31, 2013, the fair value of the conversion option had a fair value of $16.7 million. The Company recorded the change in fair value of $2.0 million in gain (loss) on derivative instruments in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.

As the holders of Series D Preferred Stock are entitled to receive liquidation preferences that other equity holders are not entitled to, the Company determined the Series D Preferred Stock meets the definition of a deemed liquidation event and therefore should be classified as temporary equity under U.S. GAAP. At the date of issuance, the fair value of the Series D Preferred Stock was $269.3 million. As of December 31, 2013, the Company has determined that a liquidation event is not probable; therefore, the Company has concluded that the Series D Preferred Stock is not currently redeemable or likely to become redeemable. As such, the Company has not accreted the initial value of the Series D Preferred Stock.

As of December 31, 2013, there were 21,735,008 authorized and issued shares of Series D Preferred Stock and no authorized and issued shares of Series E Preferred Stock, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Series F Preferred Stock

On October 6, 2013, in connection with the modification to the ARCT IV Merger, the Company’s board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders and 0.7 million units of Series F OP Units were issued to the ARCT IV OP Unit holders. To comply with the carryover basis of accounting required in relation to an acquisition of an entity under common control, the financial statements reflect the ARCT IV Merger as if it occurred at the beginning of the periods presented. As such, the accompanying consolidated balance sheet depicts that 42.2 million shares of Series F Preferred Stock were outstanding as of December 31, 2013.

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

Offerings

On August 1, 2012, the Company filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of December 31, 2013, the Company had issued 2.1 million shares of common stock under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under this $500.0 million universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP.

In January 2013, the Company commenced its “at the market” equity offering program (“ATM”) in which it may from time to time offer and sell shares of its common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the Company’s $500.0 million universal shelf registration statement.

On March 14, 2013, the Company filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer (“WKSI”) status. As a result of the delayed filing of certain of our periodic reports with the SEC, we are not currently eligible to use a shelf registration statement for the offer and sale of our securities.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The following are the Company’s equity offerings of common stock and the gross proceeds of the equity offering for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in millions):

Type of offering	Closing Date	Number of Shares (1)	Gross Proceeds
IPO	September 7, 2011	5,574,131	$67.4
Follow-on offering	November 2, 2011	1,497,924	15.8
Underwriters’ over-allotment	November 7, 2011	74,979	0.8

Total - Year end December 31, 2011 (2)		7,147,034	84.0

Follow-on offering	June 18, 2012	3,250,000	30.3
Underwriters’ over-allotment	July 9, 2012	487,500	4.6

Total - Year end December 31, 2012 (3)		3,737,500	34.9

Registered follow-on offering	January 29, 2013	2,070,000	26.8
ATM	January 1 -April 17, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Private placement offering	November 12, 2013	15,126,498	186.0

Total - Year end December 31, 2013 (4)		47,161,562	$676.7

(1)	Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III’s common stock in conjunction with the ARCT III Merger.
(2)	Excludes 9.8 million shares of common stock that were issued by ARCT III for gross proceeds of $102.2 million.
(3)	Excludes 155.7 million and 5.4 million shares of common stock that were issued by ARCT III and ARCT IV, respectively, for gross proceeds of $1.6 billion and $255.0 million, respectively.
(4)	Excludes 31.0 million shares of common stock that were issued by ARCT IV for gross proceeds of $1.5 billion.

See Note 24 — Subsequent Events (As Restated) for significant subsequent events.

Dividends

In October 2011, the Company began paying dividends on the 15th day of each month to stockholders of record on the eighth day of such month. Since inception, the board of directors of the Company has authorized the following increases in the Company’s dividend.

Dividend increase declaration date	Annualized dividend per share	Effective date
September 7, 2011	$0.875	October 9, 2011
February 27, 2012	$0.880	March 9, 2012
March 16, 2012	$0.885	June 9, 2012
June 27, 2012	$0.890	September 9, 2012
September 30, 2012	$0.895	November 9, 2012
November 29, 2012	$0.900	February 9, 2013
March 17, 2013	$0.910	June 8, 2013
May 28, 2013	$0.940	December 8, 2013 (1)
October 23, 2013	$1.000	February 7, 2014 (2)

(1)	The dividend increase became effective at the close of the CapLease Merger, which was consummated on November 5, 2013.
(2)	The dividend increase was contingent upon, and became effective with, the close of the Cole Merger, which was consummated on February 7, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The annualized dividend rate at December 31, 2013 was $0.940 per share.

Common Stock Repurchases

On August 20, 2013, the Company’s board of directors reauthorized its $250 million share repurchase program which was originally authorized in February 2013. During the year ended December 31, 2013, the Company repurchased approximately 0.6 million shares at an average price of $13.07 per share or $7.5 million in total.

Upon the closing of the ARCT III Merger, on February 28, 2013, $29.2 million shares, or 16.5% of the then outstanding shares of ARCT III’s common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company’s common stock based on the Exchange Ratio. In addition, 148.1 million shares of ARCT III’s common stock were converted to shares of the Company’s common stock at the Exchange Ratio, resulting in an additional 140.7 million shares of the Company’s common stock outstanding after the exchange.

Note 18 — Equity-based Compensation (As Restated)

Equity Plan

The Company has adopted the American Realty Capital Properties, Inc. Equity Plan (the “Equity Plan”), which provides for the grant of stock options, restricted shares of common stock, restricted stock units, dividend equivalent rights and other equity-based awards to the Company’s and its affiliates’ non-executive directors, officers and other employees and advisors and consultants who are providing services to the Company or its affiliates.

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to the Former Manager in connection with the IPO, all of which were vested as of December 31, 2013.

Director Stock Plan

The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company’s non-executive directors. Awards of restricted stock will vest in accordance with the award agreements, which generally provide for vesting ratably over a five-year period following the date of grant in increments of 20.0% per annum, subject to the director’s continued service on the board of directors, and shall provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2013, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan.

The fair value of restricted common stock awards under the Equity Plan and Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day and is expensed over the requisite service period. The fair value of restricted common stock awarded to non-employees under the Equity Plan is measured based upon the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

ARCT III Restricted Share Plan

ARCT III had an employee and director incentive restricted share plan (the “ARCT III RSP”), which provided for the automatic grant of 3,000 restricted shares of common stock to each of its independent directors, without any further action by ARCT III’s board of directors or its stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors vested over a five-year period following the date of grant in increments of 20.0% per annum. The ARCT III RSP provided ARCT III with the ability to grant awards of restricted shares to its directors, officers and employees (if ARCT III ever had employees), employees of ARCT III’s advisor and its affiliates, employees of entities that provided services to ARCT III, directors of the ARCT III Advisor or of entities that provided services to ARCT III, certain consultants to ARCT III and the ARCT III Advisor and its affiliates or to entities that provided services to ARCT III.

Immediately prior to the effective time of the ARCT III Merger, each then-outstanding share of ARCT III restricted stock fully vested. All shares of ARCT III common stock then-outstanding as a result of the full vesting of shares of ARCT III restricted stock, and the satisfaction of any applicable withholding taxes, had the right to receive a number of shares of the Company’s common stock based on the ARCT III Exchange Ratio.

ARCT IV Restricted Share Plan

ARCT IV had an employee and director incentive restricted share plan (the “ARCT IV RSP” and together with the ARCT III RSP, the “RSP Plans”), which provided for the automatic grant of 1,333 restricted shares of common stock to each of its independent directors without any further action by ARCT IV’s board of directors or its stockholders on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting thereafter. Restricted stock issued to independent directors vested over a five-year period following the date of grant in increments of 20% per annum. ARCT IV issued 5,333 and 2,667 restricted shares under the ARCT IV RSP during the years ended December 31, 2013 and 2012, respectively. All restricted shares issued under the ARCT IV RSP had an issue price of $22.50. The ARCT IV RSP provided ARCT IV with the ability to grant awards of restricted shares to its directors, officers and employees, employees of the ARCT IV Advisor and its affiliates, employees of entities that provided services to ARCT IV, directors of the ARCT IV Advisor or of entities that provided services to ARCT IV, certain consultants to ARCT IV and the ARCT IV Advisor and its affiliates or to entities that provided services to ARCT IV.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The following tables detail the restricted shares activity within the Equity Plan, Director Stock Plan and RSP Plans during the years ended December 31, 2013, 2012 and 2011:

Restricted Share Awards:

	Equity Plan		RSP Plans & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50

Awarded December 31, 2011	167,400	12.50	14,700	11.50
Granted	93,683	10.65	30,634	10.45
Forfeited	(1,174)	10.65	(13,650)	11.54

Awarded December 31, 2012	259,909	11.84	31,684	10.47
Granted	932,527	13.82	20,768	14.58
Forfeited	(1,085)	12.85	(3,000)	12.99

Awarded December 31, 2013	1,191,351	$13.39	49,452	$12.04

Unvested Restricted Share Awards:

	Equity Plan		RSP Plans & Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—	—	$—
Granted	167,400	12.50	14,700	11.50
Vested	(27,900)	12.50	—	—

Unvested, December 31, 2011	139,500	12.50	14,700	11.50
Granted	93,683	10.65	30,634	10.45
Vested	(59,556)	12.38	(2,370)	11.88
Forfeited	(1,174)	10.65	(13,650)	11.54

Unvested, December 31, 2012	172,453	11.55	29,314	10.35
Granted	932,527	13.82	20,768	14.58
Vested	(172,453)	11.55	(28,207)	11.03
Forfeited	(1,085)	12.85	(3,000)	12.99

Unvested, December 31, 2013	931,442	$13.82	18,875	$13.52

For the years ended December 31, 2013, 2012 and 2011, compensation expense for restricted shares under the above plans was $8.0 million, $1.2 million and $0.2 million, respectively. In addition, the Company recognized $2.7 million as a distribution to the Former Manager, which is included in consideration to the Former Manager for internalization in the accompanying consolidated statements of changes in equity.

Multi-Year Outperformance Plan

Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Former Manager, whereby the Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Under the OPP, the Former Manager was granted 8,241,101 long term incentive plan units (“LTIP Units”) of the OP, which are earned or forfeited based on the Company’s total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three-year period consisting of:

•	Absolute Component: 4% of any excess Total Return attained above an absolute hurdle of 7% for each annual measurement period, non-compounded, 14% for the interim measurement period and 21% for the full performance period; and

•	Relative Component: 4% of any excess Total Return attained above the Total Return for the performance period of a peer group comprised of the following companies: CapLease, Inc.; EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; and Realty Income Corporation.

The award will be funded (“OPP Pool”) up to a maximum award opportunity equal to 5% of our equity market capitalization at the ARCT III Merger date of $2.1 billion (the “OPP Cap”). Awards under the OPP are dependent on achieving an annual hurdle that commenced December 11, 2012, an interim (two-year) hurdle and then the aforementioned three-year hurdle ending on December 31, 2015.

In order to further ensure that the interests of the Former Manager are aligned with our investors, the Relative Component is subject to a ratable sliding scale factor as follows:

•	100% will be earned if we attain a median Total Return of at least 6% for each annual measurement period, non-compounded, at least 12% for the interim measurement period, and at least 18% for the full performance period;

•	50% will be earned if we attain a median Total Return of at least 0% for each measurement period;

•	0% will be earned if we attain a median Total Return of less than 0% for each measurement period; and

•	a percentage from 50% to 100% calculated by linear interpolation will be earned if the median Total Return is between 0% and the percentage set for each measurement period.

For each year during the performance period a portion of the OPP Cap equal to a maximum of up to 1.25% of the Company’s equity market capitalization of $2.1 billion will be “locked-in” based upon the attainment of the performance hurdles set forth above for each annual measurement period. In addition, a portion of the OPP Cap equal to a maximum of up to 3% of the Company’s equity market capitalization will be “locked-in” based upon the attainment of the performance hurdles set forth above for the interim measurement period, which if achieved, will supersede and negate any prior “locked-in” portion based upon annual performance through the first and second valuation dates on December 31, 2013 and 2014, respectively (i.e., a maximum award opportunity equal to a maximum of up to 3% of the Company’s equity market capitalization may be “locked-in” through December 31, 2014). Since certain awards under the OPP are dependent on the comparison of the Company’s current market capitalization to the Company’s market capitalization at the inception of plan, the issuance of additional common shares by the Company may result in higher awards.

Following the performance period, the Absolute Component and the Relative Component will be calculated separately and then added together to determine the aggregate award earned under the OPP, which in no event may exceed the OPP Cap. The OPP Pool will be used to determine the number of LTIP Units that vest. Any unvested LTIP Units will be immediately forfeited on December 31, 2015. At December 31, 2013, 100% of the OPP Pool has been allocated.

Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the management agreement with the Former Manager, all 8,241,101 LTIP Units vested and were deemed earned upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date.

The Former Manager is entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constitute “parachute payments” as defined in Section 280G of the Code.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

During the year ended December 31, 2013, the Company recorded expenses of $92.3 million for the OPP, which is included in the general and administrative in the consolidated statements of operations and comprehensive loss. As of December 31, 2013, 2.3 million LTIP Units were earned and $32.7 million of the expense was locked-in and has been included in non-controlling interest on the consolidated balance sheets. The remaining $59.6 million expense has been accrued and is included in due to affiliates in the consolidated balance sheet as of December 31, 2013.

New Multi-Year Outperformance Plan

On October 3, 2013, the Company approved a multi-year outperformance plan (the “New OPP”), to be effective as of the Company’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements will be entered into between the Company and the participants selected by the Company’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units subject to the award (“OPP Agreements”). Under the OPP Agreements, the Participants will be eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that will be funded up to a maximum award opportunity (the “New OPP Cap”) equal to approximately 5% of the Company’s equity market capitalization (“the Initial Market Cap”) on October 1, 2013. Subject to the New OPP Cap, the pool will equal an amount to be determined based on the Company’s achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), for a three-year performance period (the “Performance Period”); each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

		Performance Period	Annual Period	Interim Period
Absolute Component: 4% of any excess Total Return attained above an absolute hurdle measured from the beginning of such period:		21%	7%	14%

Relative Component: 4% of any excess Total Return attained above the median Total Return for the performance period of the Peer Group (1), subject to a ratable sliding scale factor as follows based on achievement of cumulative Total Return measured from the beginning of such period:

•	100% will be earned if cumulative Total Return achieved is at least:	18%	6%	12%
•	50% will be earned if a cumulative Total Return achieved is:	— %	— %	— %
•	0% will be earned if cumulative Total Return achieved is less than:	— %	— %	— %
•	a percentage from 50% to 100% calculated by linear interpolation will be earned if cumulative Total Return achieved is if between:	0% - 18%	0% - 6%	0% - 12%

(1)	The “Peer Group” is comprised of the following companies: EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; Realty Income Corporation; and Spirit Realty Capital, Inc.

The Participants will be entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, 1/3 of any earned LTIP Units will vest on each of the third, fourth and fifth anniversaries of October 1, 2013. The Participant will be entitled to receive distributions on their LTIP Units to the extent provided for in the limited partnership agreement of the OP, as amended from time to time.

For the status of the New OPP, see Note 24 — Subsequent Events (As Restated).

Note 19 — Related Party Transactions and Arrangements (As Restated)

The Company, ARCT III and ARCT IV have incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), ARC, ARC Advisory Services, LLC (“ARC Advisory”), the ARCT III Advisor, the ARCT IV Advisor, American National Stock Transfer, LLC (“ANST”) and ARC Real Estate. References throughout this Note 19 — Related Party Transactions and Arrangements (As Restated) to expenses incurred by ARCT III or ARCT IV are to expenses incurred before their acquisitions by the Company on February 28, 2013 and January 3, 2014, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The Audit Committee’s investigation identified certain payments made by the Company to the Former Manager and certain affiliates of the Former Manager that were not sufficiently documented or otherwise warrant scrutiny. As described below, the Company has recovered consideration valued at approximately $8.5 million in respect of certain such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery.

The following table summarizes the related party fees and expenses incurred by the Company, ARCT III and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Related party transactions:
Financing fees and reimbursements	$14,277	$3,350	$182
Offering related costs	161,796	211,391	18,218
Acquisition related expenses	37,564	28,656	1,692
Merger and other non-routine transactions	156,146	—	—
Management fees to affiliates	17,462	212	—
General and administrative expenses	103,206	826	168
Indirect affiliate expenses	68	—	—

Total	$490,519	$244,435	$20,260

The following sections below further expand on the summarized related party transactions listed above.

Financing Fees and Reimbursements

The Company, ARCT III and ARCT IV paid the Former Manager, the ARCT III Advisor and the ARCT IV Advisor, respectively, a financing fee equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company, ARCT III or ARCT IV obtained and used for the acquisition of properties that was arranged by the Former Manager, ARCT III Advisor or ARCT IV Advisor, respectively. The financing fee was payable in cash at the closing of each financing. In conjunction with the closing of the ARCT III Merger, it was agreed that these fees would no longer be paid by the Company to the Former Manager. These fees were paid by ARCT IV throughout 2013. Financing fees and reimbursements of $14.3 million, $3.4 million and $0.2 million as of December 31, 2013, 2012 and 2011, respectively, are included in deferred costs, net in the accompanying consolidated balance sheets.

Offering Related Costs

The Company, ARCT III and ARCT IV recorded commissions, fees and offering cost reimbursements as shown in the table below for services provided to the Company, ARCT III and ARCT IV, as applicable, by affiliates of the Former Manager during the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Offering related costs:
Commissions and fees	$148,232	$184,384	$13,835
Offering costs and other reimbursements	13,564	27,007	4,383

Total	$161,796	$211,391	$18,218

RCS served as the dealer manager of the ARCT III IPO and the ARCT IV IPO. RCS received fees and compensation in connection with the sale of ARCT III’s and ARCT IV’s common stock in the respective IPOs. RCS received a selling commission of 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers in each of the IPOs. RCS received 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee in each of the IPOs. In addition, ARCT III and ARCT IV reimbursed the ARCT III Advisor, the ARCT IV Advisor and RCS, as applicable, for services relating to the ARCT III IPO and the ARCT IV IPO. Offering related costs are included in offering costs, commissions and dealer manager fees in the accompanying consolidated statements of changes in equity.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Acquisition Related Expenses

Separate from acquisition fees related to the acquisition of certain properties in the GE Capital Portfolio discussed below, the Company, ARCT III and ARCT IV paid acquisition fees to the Former Manager and its affiliates equal to 1.0% of the contract purchase price, inclusive of indebtedness, of each property acquired by the Company, ARCT III or ARCT IV, as applicable. The Company, ARCT III and ARCT IV additionally reimbursed certain expenses as permitted under the advisory agreements. These fees and reimbursements (as applicable), totaled $12.3 million, $28.7 million and $1.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. The Company and ARCT III were no longer required to pay these fees as of the ARCT III Merger, except for those properties in the Company’s acquisition pipeline as of that date. ARCT IV incurred these fees throughout 2013 and 2012.

During the year ended December 31, 2013, the Company paid a fee of $1.9 million (equal to 0.25% of the contract purchase price) to RCS and reimbursed expenses of $6.1 million to the Former Manager and its affiliates related to its acquisition of certain properties in the GE Capital Portfolio.

During the year ended December 31, 2013, ARCT IV paid a fee of $3.5 million (equal to 0.25% of the contract purchase price) to RCS and also paid an acquisition fee of $13.8 million to the affiliates of the Former Manager related to its acquisition of certain properties in the GE Capital Portfolio.

Merger and Other Non-routine Transactions

The Company, ARCT III and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below. These fees are included in merger and other non-routine transactions in the accompanying consolidated statements of operations. The table below shows fees and expenses attributable to each merger and other non-routine transaction during the period indicated (in thousands):

	Year Ended December 31, 2013
	ARCT III Merger	ARCT IV Merger	Cole Merger	CapLease Merger	Other	Total
Merger related costs:
Strategic advisory services	$—	$16,075	$14,215	$5,563	$243	$36,096
Legal fees and expenses	126	500	—	3,000	40	3,666
Personnel costs and other reimbursements	522	2,137	169	567	178	3,573
Other fees and expenses	—	640	—	250	—	890
Other non-routine transactions:
Subordinated distribution fee	98,360	—	—	—	—	98,360
Furniture, fixtures and equipment	5,800	—	—	—	—	5,800
Legal fees and expenses	950	—	—	—	—	950
Personnel costs and other reimbursements	—	1,107	1,463	—	109	2,679
Post-transaction support services	2,000	2,000	—	—	—	4,000
Other fees and expenses	—	—	—	132	—	132

Total	$107,758	$22,459	$15,847	$9,512	$570	$156,146

No expenses payable to affiliates of the Former Manager relating to mergers or other non-routine transactions were incurred during the years ended December 31, 2012 and 2011.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Merger Costs

Unless otherwise indicated, all of the fees and reimbursements discussed below were incurred and recognized during the year ended December 31, 2013.

ARCT III Merger

The Company and ARCT III incurred and paid $0.3 million to ARC Advisory and $0.4 million to RCS Advisory for expense reimbursements in connection with the ARCT III Merger.

ARCT IV Merger

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the ARCT IV Merger. The Company paid $7.7 million (equal to 0.25% of the transaction value) upon the consummation of the ARCT IV Merger and reimbursed out of pocket expenses of $0.6 million pursuant to this agreement.

The Company entered into an agreement with RCS, RCS Advisory and ANST under which they agreed to provide financial advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval from the Company’s stockholders in connection with such merger. The agreement provided that these services included facilitation of the preparation, distribution and accumulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. However, effective October 6, 2013 pursuant to the first amendment to the ARCT IV Merger Agreement, a vote by they Company’s stockholders was no longer required. The Company paid $0.6 million in fees pursuant to this agreement.

ARCT IV entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to assist ARCT IV with its alternatives for a potential liquidity event. ARCT IV paid $7.7 million (equal to 0.25% of the transaction value) upon the consummation of the ARCT IV Merger and reimbursed out of pocket expenses of $0.8 million.

ARCT IV entered into an agreement with ARC Advisory and RCS Advisory under which they agreed to provide legal support services up to the date that ARCT IV entered into the ARCT IV Merger Agreement. ARCT IV paid $0.5 million in fees pursuant to this agreement.

ARCT IV entered into an agreement with RCS, RCS Advisory, and ANST under which they agreed to provide advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval of such merger by ARCT IV’s stockholders. The agreement provided that these services included facilitation of the preparation, distribution and accumulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. ARCT IV paid $0.8 million in fees and reimbursed $0.2 million of expenses pursuant to this agreement.

The Company and ARCT IV incurred and paid $0.5 million to RCS Advisory for expense reimbursements in connection with the ARCT IV Merger.

Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. No fees were incurred under this agreement during the year ended December 31, 2013. The Company incurred and paid $8.4 million as a brokerage commission, pursuant to the advisory agreement, in 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Cole Merger

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company paid a fee equal to 0.25% of the transaction value and reimbursed out of pocket expenses. The Company incurred and recognized $14.2 million in expense from this agreement in 2013. The amount recognized in 2013 constitutes one-half of the total fee of $28.4 million which was paid in 2014. The Company incurred and paid an additional $0.2 million to ARC Advisory for expense reimbursements in connection with the Cole Merger.

CapLease Merger

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the CapLease Merger. The Company paid a fee equal to 0.25% of the transaction value and reimbursed out of pocket expenses. The Company incurred and paid $5.6 million in fees pursuant to this agreement. The Company incurred and paid an additional $0.2 million to ARC Advisory and $3.6 million to RCS Advisory for expense reimbursements in connection with the CapLease Merger.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Other Non-routine Transactions

ARCT III Merger Subordinated Distribution Fee

On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”) with the ARCT III OP and the ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including a subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders in addition to their initial investment. Pursuant to the Contribution and Exchange Agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the $98.4 million subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted into 7.3 million OP Units after application of the ARCT III Exchange Ratio. The Company recorded an expense of $98.4 million in connection with this transaction. In conjunction with the ARCT III Merger Agreement, the ARCT III Special Limited Partner agreed to hold its OP Units for a minimum of one year before converting them into shares of Company common stock.

Furniture, Fixtures and Equipment and Other Assets

The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, concurrently with the closing of the ARCT III Merger and ARCT IV Merger and the Company’s transition to self-management, the Sellers agreed to sell to the OP certain FF&E and other assets used by the Sellers in connection with managing the property level business and operations and accounting functions of the Company and the OP. During the year ended December 31, 2013, the Company expensed $5.8 million of costs associated with the acquisition of FF&E and other assets. In the first quarter of 2014, the Company expensed an additional $15.8 million of costs associated with the acquisition of FF&E and other assets.

Legal Fees and Expenses

On December 12, 2012, ARCT III and the OP entered into a legal services reimbursement agreement with ARC Advisory to provide legal support services through the date of the ARCT III Merger. ARCT III incurred expenses of $0.5 million in connection with this agreement in 2013. Additional expenses of $0.5 million were paid to ARC Advisory during 2013 as reimbursement for litigation services.

Post-Transaction Support Services

ARCT III entered into an agreement with ARC Advisory under which ARC Advisory agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT III Merger). ARCT III incurred $2.0 million in fees pursuant to this agreement.

ARCT IV entered into an agreement with ARC Advisory and RCS Advisory under which they agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT IV Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT IV Merger). ARCT IV incurred $2.0 million in expenses pursuant to this agreement.

Personnel Costs and Other Reimbursements

The Company, ARCT III and ARCT IV incurred expenses of and paid, $2.5 million to RCS Advisory and $0.2 million to ANST for personnel costs and reimbursements in connection with non-recurring transactions.

Management Fees to Affiliates

The Company, ARCT III and ARCT IV recorded fees and reimbursements as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Management fees to affiliates:
Base management fees	$4,969	$212	$—
Asset management fees	11,693	—	—
Property management fees	800	—	—

Total	$17,462	$212	$—

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Base Management Fees

Prior to the termination of the amended and restated management agreement, the Company paid the Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance, for the value of assets up to $3.0 billion and 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The management fee was generally payable in cash however in lieu of cash, on January 21, 2014, the Former Manager agreed to settle all outstanding balances in stock, resulting in the Company issuing 388,461 shares of common stock to the Former Manager. Prior to the ARCT III Merger, the Former Manager was entitled to an annual base management fee equal to 0.50% per annum for the unadjusted book value of assets with no asset threshold limitations. The Company incurred expenses of $5.0 million and $0.2 million that were not waived during the years ended December 31, 2013 and 2012, respectively. The Former Manager waived the portion of its management fee in excess of certain net income thresholds related to the Company’s operations during certain periods in 2013, 2012 and 2011. These waived fees totaled $6.1 million, $1.8 million and $0.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Asset Management Fees

ARCT III

Until July 1, 2012, the ARCT III Advisor was entitled to an asset management fee of 0.75% per annum from ARCT III equal to the cost of its assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the ARCT III Advisor in providing asset management services. However, the asset management fee was to be reduced by any amounts payable to ARCT III’s property manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of the cost of ARCT III’s assets plus costs and expenses incurred by the ARCT III Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments at the discretion of ARCT III’s board of directors in cash, common stock or restricted stock grants, or any combination thereof. Asset management fees for the year ended December 31, 2013 are included in management fees to affiliates in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2013. These asset management fees for the years ended December 31, 2012 and 2011 were waived.

Effective July 1, 2012, the payment of asset management fees in monthly installments in cash, shares or restricted stock grants, or any combination thereof to the ARCT III Advisor was eliminated. Instead, ARCT III issued (subject to periodic approval by its board of directors) to the ARCT III Advisor performance-based restricted partnership units of the ARCT III OP designated as “ARCT III Class B units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT III OP’s assets plus all distributions equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); and (y) a liquidity event had occurred.

The ARCT III Advisor received distributions on unvested ARCT III Class B units equal to the distribution rate received on ARCT III common stock. These distributions were included in management fees to affiliates in the accompanying consolidated statements of operations and comprehensive loss until the performance condition was considered probable to occur. In 2012, the ARCT III board of directors approved the issuance of 145,022 ARCT III Class B units to the ARCT III Advisor for asset management services it provided. In 2013, the ARCT III board of directors approved issuance of an additional 603,599 ARCT III Class B units to the ARCT III Advisor for asset management services it provided. As of December 31, 2012, ARCT III did

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these ARCT III Class B Units, was not completed. The performance condition related to these ARCT III Class B units was satisfied upon the completion of the ARCT III Merger and as a result a $9.4 million expense was recorded at that time. The 748,621 total ARCT III Class B units then converted into ARCT III OP Units which converted on a one-to-one basis into 711,190 OP Units after the application of the ARCT III Exchange Ratio.

In connection with a 60-day extension of the advisory agreement which was executed in order to facilitate the smooth transition of advisory services following the consummation of the ARCT III Merger, the Company incurred and paid additional asset management fees of $2.3 million during 2013.

ARCT IV

In connection with the asset management services provided by the ARCT IV Advisor, ARCT IV issued (subject to periodic approval by the ARCT IV board of directors) to the ARCT IV Advisor performance-based restricted partnership units of the ARCT IV OP designated as “ARCT IV Class B Units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT IV OP’s assets plus all distributions that equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of ARCT IV’s independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the ARCT IV Advisor was still providing advisory services to ARCT IV.

The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the ARCT IV board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. During the year ended December 31, 2013, the ARCT IV board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during 2014.

Property Management Fees

ARCT III also had agreed to pay an affiliate of ARC, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III’s stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager an oversight fee of up to 1% of the gross revenues of the property managed. The fees totaled $0.8 million during 2013.

Quarterly Incentive Fee

Prior to the termination of the amended and restated management agreement upon the transition to self-management, the Company was required to pay the Former Manager a quarterly incentive fee, calculated based on 20% of the excess of Company annualized core earnings (as defined in the management agreement with the Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee was payable in shares of common stock. The remainder of the incentive fee was payable in cash. No such incentive fees were incurred or paid to the Former Manager from inception through termination of the management agreement.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

General and Administrative Expenses

The Company, ARCT III and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related tot the operations of the Company during the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
General and administrative expenses:
Advisory fees and reimbursements	$5,602	$826	$168
Equity awards	97,604	—	—

Total	$103,206	$826	$168

Advisory Fees and Reimbursements

The Company, ARCT III and ARCT IV agreed to reimburse the Former Manager and its affiliates, as applicable, for their out-of-pocket costs incurred by those entities, including without limitation, legal fees and expenses, transfer agent fees, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the company.

Equity Awards

Upon consummation of the ARCT III Merger, the Company entered into the OPP with the Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value-creation targets. Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the management agreement with the Former Manager, all LTIP Units awarded under the OPP were deemed earned and vested upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date. The Company recorded an expense of $32.7 million for the valuation of the award through December 31, 2013 and an additional expense of $59.6 million due to the accelerated vesting of the OPP. This accelerated vesting was recorded in 2013 as the Company determined that the required service had been effectively complete as of December 31, 2013. See Note 18 – Equity-based Compensation (As Restated) for a more detailed description of this plan. This total expense of $92.3 million is included in general and administrative expenses in the accompanying consolidated statements of operations.

The Company granted 620,000 and 93,683 restricted share awards to employees of affiliates of the Former Manager during the years ended December 31, 2013 and 2012, respectively. These were three separate grants and the grant date fair values for these issuances were $1.0 million in June 2012, $4.5 million in February 2013 and $4.4 million in July 2013.

Separately, as a result of the ARCT III Merger and the termination of the Management Agreement with the Former Manager, certain restricted shares held by employees of affiliates of the Former Manager were fully vested. This aggregate expense of $5.3 million is included in general and administrative expense in the accompanying consolidated statements of operations.

Indirect Affiliate Expenses

During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company and affiliates of the Former Manager. ARC Real Estate requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to the affiliate of the Former Manager or be paid directly to the contractors and vendors. During the year ended December 31, 2013, the Company paid $27,000 for architectural costs relating to the renovation directly to a third party. Tenant improvement, furniture and operating expenses incurred during 2014 in respect of Audrain totaled $8.8 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

In addition in 2013, the Company entered into a lease agreement with the subsidiary of ARC Real Estate for a term of 15 years with base rent of $0.4 million due annually beginning October 2013. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the year ended December 31, 2013, the Company incurred and paid $96,000 for base rent, which was partially offset by $55,000 of rental revenue received from the subtenants. Net rent expense incurred during 2014 totaled $0.2 million.

In November 2014, as a result of findings of the investigation conducted by the Audit Committee, the Company terminated the lease agreement and was reimbursed for the tenant improvement and furniture costs incurred by the Company totaling approximately $8.5 million, including the architectural costs of $27,000 incurred by the Company in 2013. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.

Additional Related Party Transactions

The following related party transactions were not included in the tables above.

Tax Protection Agreement

The Company is party to a tax protection agreement with ARC Real Estate, which contributed its 100% indirect ownership interests in 63 of the Company’s properties to the Operating Partnership in the formation transactions related to the Company’s IPO. Pursuant to the tax protection agreement, the Company has agreed to indemnify ARC Real Estate for its tax liabilities (plus an additional amount equal to the taxes incurred as a result of such indemnity payment) attributable to its built-in gain, as of the closing of the formation transactions, with respect to its interests in the contributed properties (other than two vacant properties contributed), if the Company sells, conveys, transfers or otherwise disposes of all or any portion of these interests in a taxable transaction on or prior to September 6, 2021. The tax protection agreement provides that the sole and exclusive rights and remedies of ARC Real Estate under the tax protection agreement will be a claim against the Operating Partnership for ARC Real Estate’s tax liabilities as calculated in the tax protection agreement, and ARC Real Estate shall not be entitled to pursue a claim for specific performance or bring a claim against any person that acquires a protected party from the Operating Partnership in violation of the tax protection agreement.

Investment from the ARCT III Special Limited Partner

In connection with the ARCT III Merger, the ARCT III Special Limited Partner invested $0.8 million in the ARCT III OP and was subsequently issued 56,797 OP Units in respect thereof upon the closing of the ARCT III Merger after giving effect to the ARCT III Exchange Ratio. This investment is included in non-controlling interests in the accompanying consolidated balance sheets.

Investment in an Affiliate of the Former Manager

During the year ended December 31, 2013, the Company invested $10.0 million in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs, and subsequently reinvested dividends totaling $0.1 million in the fund. During the fourth quarter of 2013, the Company sold a portion of such investments with an original cost of $8.5 million at a loss of $0.4 million. The fair value of the investment at December 31, 2013 was $1.5 million.

Ownership by Affiliates of the Former Manager

Certain affiliates of the Former Manager own shares of the Company’s common stock, shares of unvested restricted common stock, OP Units and LTIP Units. As of December 31, 2013 and 2012, 4.37% and 1.35%, respectively, of the total equity units issued by the Company and the OP were owned by affiliates.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Due to Affiliates

Due to affiliates, as reported in the accompanying consolidated balance sheets, is comprised of the following amounts discussed above (in thousands):

	December 31,
	2013	2012
Due to affiliates:
Offering related costs	$220	$100
Merger and other non-routine transactions	38,645	1,046
Management fees to affiliates	4,969	—
General and administrative	59,600	376

Total	$103,434	$1,522

See Note 24 — Subsequent Events (As Restated) for significant subsequent events.

Note 20 — Economic Dependency

Prior to transitioning to self-management on January 8, 2014, the Company engaged, under various agreements, its Former Manager and its affiliates to provide certain services that are essential to the Company, including asset management services and supervision of the management and leasing of properties owned by the Company, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including information technology, legal services and investor relations. See Note 24 — Subsequent Events (As Restated) for additional information on the Company’s transition to self-management.

As a result of these relationships, the Company was dependent upon its Former Manager, the Sponsor and their affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would have been required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by its Former Manager and its affiliates. The Company may from time to time engage its Former Manager for legal, information technology or other support services for which it will pay a fee.

Note 21 — Net Loss Per Share (As Restated)

The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, expect for shares and per share data):

	Year Ended December 31,
	2013	2012	2011
	(As Restated)	(As Restated)
Net loss from continuing operations attributable to stockholders	$(491,466)	$(40,961)	$(3,883)
Net income (loss) from discontinued operations attributable to common stockholders	(33)	(691)	(816)

Net loss attributable to common stockholders	(491,499)	(41,652)	(4,699)
Less: dividends declared on preferred shares and RSUs	(3,631)	(368)	—

Net loss attributable to common stockholders, net of dividends on preferred securities and RSUS	$(495,130)	$(42,020)	$(4,699)

Weighted average common shares outstanding (1)	205,341,431	103,306,366	3,720,351

Basic and diluted net loss per share from attributable to common stockholders	$(2.41)	$(0.40)	$(1.04)

Basic and diluted net loss per share from discontinued operations attributable to common stockholders	(0.00)	$(0.01)	$(0.22)

Basic and diluted net loss per share attributable to common stockholders	$(2.41)	$(0.41)	$(1.26)

(1)	Weighted-average shares for the year ended December 31, 2013 are adjusted as if the acquisition of all outstanding shares of ARCT III common stock for cash in conjunction with the ARCT III Merger had been completed at inception.

For the year ended December 31, 2013, the Company excluded 9,591,173 OP Units outstanding, which are convertible to an equal number of shares of the Company’s common stock, all LTIP Units,

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

950,317 shares of unvested restricted stock outstanding and 21,735,008 shares of the Company’s Series D Convertible Preferred Stock outstanding as of December 31, 2013 from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 22 — Discontinued Operations and Properties Held for Sale

The Company separately classifies properties held for sale in the accompanying consolidated balance sheets and operating results for those properties as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss. In the normal course of business, changes in the market or changes in credit risk of certain tenants, among other factors, may compel the Company to decide to classify a property as held for sale or reclassify a property that is designated as held for sale back to held for investment. In these situations, the property is transferred to held for sale or back to held for investment at the lesser of fair value or depreciated cost. As of both December 31, 2013 and 2012, the Company held one property as held for sale on the accompanying respective consolidated balance sheets.

On March 5, 2013, the Company executed a purchase and sale agreement to sell a Citizens Bank branch in Worth, IL classified as held for sale as of December 31, 2013. The sale price of the asset is $0.7 million in cash, which approximates the carrying value of the property.

Note 23 — Quarterly Results (Unaudited) (As Restated)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2013 (in thousands, except share and per share amounts). See Note 2 — Restatement of Previously Issued Financial Statements in the Company’s Quarterly Reports on Forms 10-Q/A for the fiscal periods ended March 31, 2014 and June 30, 2014, respectively, and Form 10Q for the fiscal period ended September 30, 2014, for further discussion on the Quarterly Results as restated.

	Quarters Ended(1)
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues	$42,897	$54,945	$95,255	$136,226
Net loss from continuing operations attributable to stockholders	(143,864)	(69,603)	(80,170)	(197,829)
Net loss from discontinued operations attributable to stockholders	(16)	—	(31)	14

Net loss attributable to Stockholders	(143,880)	(69,603)	(80,201)	(197,815)

Less: dividends declared on preferred shares and RSUs	(193)	(233)	(199)	(3,006)

Net loss attributable to the common stockholders	$(144,073)	$(69,836)	$(80,400)	$(200,821)

Weighted-average shares outstanding	167,847,516	198,956,355	221,707,920	231,969,433

Basic and diluted loss per share from continuing operations attributable to common stockholders (2)	$(0.86)	$(0.35)	$(0.36)	$(0.87)

Basic and diluted loss per share from discontinued operations attributable to common stockholders	$—	$—	$—	$—

Basic and diluted net loss per share attributable to common stockholders	$(0.86)	$(0.35)	$(0.36)	$(0.87)

(1)	The historical financial statements have been adjusted for discontinued operations and figures have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(2)	For the year ended December 31, 2013, the total quarterly basic and diluted earnings per share were $0.03 lower than the annual basic and diluted earnings per share due to the effects of rounding.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

The following tables present the combined impact of all changes to the applicable line items in the consolidated financial statements to the Company’s previously reported consolidated financial statements for each of the fiscal quarters in the year ended December 31, 2013, as disclosed in Note 2— Restatement of Previously Issued Financial Statements (in thousands, except share amounts):

	Three Months Ended March 31, 2013			Three Months Ended June 30, 2013
	As Previously Reported (1)	Restatement Adjustments (2)	As Restated	As Previously Reported (1)	Restatement Adjustments (2)	As Restated
Revenues	$42,897	$—	$42,897	$54,945	$0	$54,945
Net loss from continuing operations attributable to stockholders	(141,161)	(2,703)	(143,864)	(71,992)	2,389	(69,603)
Net loss from discontinued operations attributable to stockholders	(2)	(14)	(16)	34	(34)	—

Net loss attributable to Stockholders	(141,163)	(2,717)	(143,880)	(71,958)	2,355	(69,604)

Less: dividends declared on preferred shares and RSUs	(193)	—	(193)	(233)	—	(233)

Net loss attributable to the common stockholders	$(141,356)	$(2,717)	$(144,073)	$(72,191)	$2,355	$(69,836)

Weighted-average shares outstanding	167,847,516	—	167,847,516	198,956,355	—	198,956,355

Basic and diluted loss per share from continuing operations attributable to common stockholders	$(0.84)	$(0.02)	$(0.86)	$(0.36)	$0.01	$(0.35)

Basic and diluted loss per share from discontinued operations attributable to common stockholders	$—	$—	$—	$—	$—	$—

Basic and diluted net loss per share attributable to common stockholders	$(0.84)	$(0.02)	$(0.86)	$(0.36)	$0.01	$(0.35)

(1)	These financial figures have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(2)	See Note 2 – Restatement of Previously Issued Financial Statements in the Company’s Quarterly Reports on Forms 10-Q/A for the fiscal periods ended March 31, 2014 and June 30, 2014, respectively, for further discussion on the restatement adjustments.

	Three Months Ended September 30, 2013			Three Months Ended December 31, 2013
	As Previously Reported (1)	Restatement Adjustments (2)	As Restated	As Previously Reported (1)	Restatement Adjustments	As Restated
Revenues	$95,255	$—	$95,255	$136,781	$(555)	$136,226
Net loss from continuing operations attributable to stockholders	(82,768)	2,598	(80,170)	(178,800)	(19,029)	(197,829)
Net loss from discontinued operations attributable to stockholders	91	(122)	(31)	(142)	156	14

Net loss attributable to Stockholders	(82,677)	2,476	(80,201)	(178,942)	(18,873)	(197,815)

Less: dividends declared on preferred shares and RSUs	(199)	—	(199)	(3,006)	—	(3,006)

Net loss attributable to the common stockholders	$(82,876)	$2,476	$(80,400)	$(181,948)	$(18,873)	$(200,821)

Weighted-average shares outstanding	221,707,934	(14)	221,707,920	231,969,433	—	231,969,433

Basic and diluted loss per share from continuing operations attributable to common stockholders	$(0.37)	$0.01	$(0.36)	$(0.77)	$(0.10)	$(0.87)

Basic and diluted loss per share from discontinued operations attributable to common stockholders	$—	$—	$—	$—	$—	$—

Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$0.01	$(0.36)	$(0.78)	$(0.09)	$(0.87)

(1)	These financial figures have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(2)	See Note 2 – Restatement of Previously Issued Financial Statements in the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2014 for further discussion on the restatement adjustments.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Presented below is a summary of the unaudited quarterly financial information for each of the fiscal quarters in the year ended December 31, 2012 (in thousands, except share and per share amounts):

	Quarters Ended(1)
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012 (As Restated)
Revenues	$6,240	$11,534	$18,945	$30,488
Net loss from continuing operations attributable to stockholders	(4,722)	(7,012)	(12,768)	(16,459)
Net loss from discontinued operations attributable to stockholders	(322)	(77)	(41)	(251)

Net loss attributable to Stockholders	(5,044)	(7,089)	(12,809)	(16,710)

Less: dividends declared on preferred shares and RSUs	—	(70)	(140)	(158)

Net loss attributable to the common stockholders	$(5,044)	$(7,159)	$(12,949)	$(16,868)

Weighted-average shares outstanding	23,614,122	68,317,195	138,348,622	180,931,150

Basic and diluted loss per share from continuing operations attributable to common stockholders	$(0.20)	$(0.10)	$(0.09)	$(0.09)

Basic and diluted loss per share from discontinued operations attributable to common stockholders	$(0.01)	$—	$—	$—

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.21)	$(0.10)	$(0.09)	$(0.09)

(1)	Certain historical balances have been restated for discontinued operations.
(2)	For the year ended December 31, 2012, the total quarterly basic and diluted earnings per share were $0.07 higher than the annual basic and diluted earnings per share due to the effects of rounding.

The following table presents the combined impact of all changes to the applicable line items in the consolidated financial statements to the Company’s previously issued consolidated financial statements for the quarter ended December 31, 2012, as disclosed in Note 2— Restatement of Previously Issued Financial Statements (in thousands, except share and per share amounts):

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

	Three Months Ended December 31, 2012
	As Previously Reported (1)	Restatement Adjustments (2)	As Restated
Revenues	$30,488	$—	$30,488
Net loss from continuing operations attributable to stockholders	(16,735)	276	(16,459)
Net loss from discontinued operations attributable to stockholders	(259)	8	(251)

Net loss attributable to stockholders	(16,994)	284	(16,710)

Less: dividends declared on preferred shares and RSUs	(158)	—	(158)

Net loss attributable to the common stockholders	$(17,152)	$284	$(16,868)

Weighted-average shares outstanding	180,931,150	—	180,931,150

Basic and diluted loss per share from continuing operations attributable to common stockholders	$(0.09)	$—	$(0.09)

Basic and diluted loss per share from discontinued operations attributable to common stockholders	$—	$—	$—

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.09)	$—	$(0.09)

(1)	These financial figures have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(2)	See Note 2 — Restatement of Previously Issued Financial Statements.

Note 24 — Subsequent Events (As Restated)

The following significant events occurred subsequent to December 31, 2013:

Completion of Acquisition of Assets

The following table presents certain information about the properties that the Company acquired from January 1, 2014 to February 26, 2015 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – December 31, 2013 (2)	2,559	43,834,493	$7,392,610
Acquisitions, net of disposals (3) (4)	2,101	59,373,760	10,468,192

Total Portfolio – February 26, 2015 (2)	4,660	103,208,253	$17,860,802

(1)	Contract purchase price, excluding acquisition and transaction related costs.
(2)	Total portfolio excludes one vacant property contributed in September 2011, which was classified as held for sale as of December 31, 2013.
(3)	As part of the Cole Merger, the Company acquired 1,053 properties in February 2014 for a base purchase price of $8.7 billion.
(4)	The Red Lobster portfolio, which consists of 542 properties, was purchased in July 2014 for a base purchase price of $1.7 billion.

Transition to Self-Management

On January 8, 2014, the Company completed its transition to self-management. In connection with becoming self-managed, the Company terminated its management agreement with the Former Manager and certain former executives and employees of the Former Manager and its affiliates became employees of the Company.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Termination of Management Agreement

In connection with the transition by the Company to self-management on January 8, 2014, the Company and the Former Manager entered into an Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement (the “Termination Agreement”), dated January 8, 2014. The Termination Agreement provided for termination of the Amended and Restated Management Agreement, dated February 28, 2013, between the Company and the Former Manager, effective January 8, 2014. Pursuant to the Termination Agreement, the Former Manager agreed to continue to provide services previously provided under the Management Agreement, to the extent required by the Company, for a period of 60 days following January 8, 2014 and received a payment in the amount of $10.0 million for providing such services.

Pursuant to an Assignment and Assumption Agreement (the “Assignment”) dated January 8, 2014 between an affiliate of the Former Manager and RCS Advisory, ARC assigned to the Company, and the Company assumed, certain of the rights and obligations under that certain Services Agreement dated as of June 10, 2013 between ARC and RCS Advisory (the “Services Agreement”). Under the Services Agreement, RCS Advisory and its affiliates had been providing to the Company certain transaction management services and other services, employees and other resources. The Assignment enabled the Company to continue to receive the services and resources contemplated under the Services Agreement, at the Company’s discretion.

In addition, pursuant to a separate Transition Services Agreement (the “Transition Services Agreement”), dated October 21, 2013, affiliates of the Former Manager agreed to provide certain transition services, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, insurance and risk management, information technology, telecommunications and internet and services relating to office supplies. The Transition Services Agreement was in effect for a 60-day term beginning on the date the Company became self-managed, and could have been extended by the Company at its discretion. To the extent the Company requested any services, the Company was required to pay a fee at an hourly rate or flat rate to be agreed on, not to exceed a market rate for the services to be provided pursuant to the Transition Services Agreement.

Furniture, Fixtures and Equipment

The Company entered into agreements with the Sellers, pursuant to which, as applicable, concurrently with the closing of the ARCT IV Merger and the Company’s transition to self-management, the Sellers agreed to sell to the OP certain FF&E and other assets used by the Sellers in connection with managing the property level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million of expenses related to the FF&E in 2014. See Note 19 — Related Party Transactions and Arrangements (As Restated).

The Operating Partnership

Substantially all of the Company’s business is conducted through the OP. The actions of the OP and its relationship with the Company are governed by the Third Amended and Restated Agreement of Limited Partnership, as amended (the “LPA”), effective as of January 3, 2014. The Company does not have any significant assets other than its investment in the OP. Therefore, the assets and liabilities of the Company and the OP are substantially the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation and continuity of existence and operation of the Company incurred by the Company on the OP’s behalf shall be treated as expenses of the OP. Further, when the Company issues any equity instrument that has been approved by the Company’s board of directors to date, the LPA requires the OP to issue the Company equity instruments with substantially similar terms.

Executive Leadership Changes and Audit Committee Investigation

On September 30, 2014, the Company announced that, effective October 1, 2014, David S. Kay would become Chief Executive Officer of the Company and Lisa E. Beeson would become the Company’s President. Nicholas S. Schorsch, who had served as the Company’s Chief Executive Officer, would remain the Company’s Executive Chairman.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

On October 29, 2014, the Company filed a Current Report on Form 8-K with the SEC disclosing the Audit Committee’s conclusion that the previously issued audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2014 and June 30, 2014, should no longer be relied upon. Results of the investigation are further discussed within Note 2 – Restatement of Previously Issued Financial Statements.

On October 28, 2014, Brian S. Block and Lisa Pavelka McAlister, the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary and Senior Vice President and Chief Accounting Officer, respectively, each resigned from the Company. The Company’s board of directors appointed Michael Sodo to serve as the Company’s Chief Financial Officer and Gavin Brandon to serve as the Company’s Chief Accounting Officer.

On December 12, 2014, Nicholas S. Schorsch resigned as Executive Chairman and a director of the Company. He also resigned from all other employment and board positions that he held at the Company and its subsidiaries and certain Company-related entities (including the non-traded real estate investment trusts sponsored or managed by the Company or its affiliates).

On December 15, 2014, David S. Kay resigned as Chief Executive Officer (“CEO”) and a director of the Company and as CEO of the OP. Lisa E. Beeson also resigned as President and Chief Operating Officer of the Company and OP. In addition, each of them resigned from any other employment or board positions held with the Company, its subsidiaries and certain Company-related entities (including the non-traded real estate investment trusts sponsored or managed by the Company or its affiliates).

In connection with their resignations, Messrs. Schorsch, Block and Kay and Ms. Beeson relinquished an aggregate of approximately 2.7 million shares of stock as well as all outstanding interests in the Company’s 2014 Out-performance Plan.

Effective December 15, 2014, William G. Stanley, who had been serving as the Company’s Lead Independent Director, became the Company’s Interim Chief Executive Officer and Interim Chairman of the Company’s board of directors, thus resigning from his role as Lead Independent Director, which was assumed by another independent director. Mr. Stanley will lead the Company until permanent replacements are named. The Compensation Committee of the Company’s board of directors has commenced a search for a new Chief Executive Officer and a new independent Chairman of the Company’s board of directors.

Unconsummated Sale of Cole Capital to RCAP

On October 1, 2014, the Company announced that it had entered into an equity purchase agreement (the “Agreement”), dated as of September 30, 2014, with RCS Capital Corporation (“RCAP”), pursuant to which RCAP would acquire Cole Capital, the Company’s private capital management business, for at least $700.0 million. As part of the transaction, the Company would be entitled to an earn-out of up to an additional $130.0 million based upon Cole Capital’s 2015 EBITDA.

On November 3, 2014, the Company received notice from RCAP purporting to terminate the Agreement.

On December 4, 2014, the Company issued a press release announcing that it had entered into a settlement agreement with RCAP that resolved their dispute relating to the Agreement. The settlement, in which the Company received $60.0 million, resolved litigation brought by the Company in the Delaware Court of Chancery to enforce its rights under the Agreement.

The settlement included: $42.7 million in cash paid by RCAP to the Company; a $15.3 million unsecured note issued by RCAP to the Company; and a release of the Company from its obligation to pay $2.0 million to RCAP or its affiliates relating to another matter described in the press release. The $42.7 million in cash included a $10.0 million payment already delivered to the Company by RCAP in connection with the Agreement. The two-year unsecured note bears interest at an 8.0% interest rate per annum. In addition, the Company and RCAP have agreed to terminate, unwind or otherwise discontinue all agreements, arrangements and understandings between the two parties and any of their respective subsidiaries.

Abandoned Spin-off of Multi-Tenant Shopping Center Portfolio

On March 13, 2014, the Company announced its intention to spin off its multi-tenant shopping center business into a publicly traded REIT, American Realty Capital Centers, Inc., which was expected to operate under the name “ARCenters” and to trade on the NASDAQ Global Market under the symbol “ARCM.” The OP was expected to retain 25% ownership of ARCM. The spin-off was expected to be effectuated through a pro rata taxable special distribution of one share of ARCM common stock for every 10 shares of the Company’s common stock and every 10 OP Units held by third parties in the OP. On April 4, 2014, ARCM filed a Registration Statement on Form 10 to register ARCM’s common stock, par value $0.01 per share, pursuant to Section 12(b) of the Exchange Act

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

so that, upon consummation of the spin-off, shares of ARCM received by holders of the Company’s common stock, or OP Units, as applicable, could freely trade their newly received ARCM common stock. ARCM was expected to be externally managed by the Company. On May 21, 2014, the Company announced that it had reassessed its plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to Blackstone, expecting to finalize pertinent documentation related thereto within 30 days of such date. The properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, the Company abandoned its proposed spin-off at such time. On June 11, 2014, indirect subsidiaries of the Company entered into an Agreement of Purchase and Sale with BRE DDR Retail Holdings III LLC, an entity indirectly jointly owned by affiliates of Blackstone Real Estate Partners VII L.P. and DDR Corp., pursuant to which the parties definitively documented the sale of the Company’s multi-tenant shopping center portfolio. Such sale was consummated on October 17, 2014, as described below. The Company expects to withdraw its filed Registration Statement on Form 10 intended to register shares of common stock of ARCM.

Multi-tenant Shopping Center Portfolio Sale

On October 17, 2014, the Company completed the sale of its multi-tenant shopping center portfolio for $1.9 billion to a joint venture (the “Joint Venture”) between affiliates of Blackstone Real Estate Partners VII (“Blackstone”) and DDR Corp (“DDR”). Additionally, the Company entered into a letter of intent with an unrelated third party to sell five multi-tenant properties for $52.3 million bringing total sale proceeds to $2.0 billion. The transaction aimed to simplify the Company’s business model, allowing it to focus solely on its single-tenant, net lease investments. The disposition to Blackstone and DDR provided $1.3 billion of net proceeds, of which $1.2 billion were used to reduce the Company’s leverage by paying down the Company’s line of credit, and a loss on sale of $261.1 million, which includes the write-off of $195.5 million of goodwill allocated to the cost basis of the Multi-Tenant Portfolio.

National Institute of Health

The Company acquired the National Institute of Health (“NIH”) office building in Bethesda, Maryland with a historical cost approximating $40.0 million on November 5, 2013 as part of the acquisition of CapLease, Inc. As of March 31, 2014, 9,133 of the 207,055 square feet (4.4%) were leased by certain divisions of the NIH, with the remainder of the building substantially vacated since November 1, 2013.

On June 12, 2014, the lender of the $65.2 million mortgage loan, with a current balance outstanding of $53.8 million, collateralized by the property located in Bethesda, Maryland placed our loan with them in default due to non-payment. The Company decided not to make the debt service payment since cash flows generated from the property were insufficient to fund debt service payments and capital improvements necessary to lease and operate the property. The Company was not prepared to fund any further cash shortfalls. We are currently accruing interest at the default interest rate of 5.32% per annum.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Line of Credit, Agreements, and Waivers

The Company has substantial amounts of indebtedness outstanding upon which it relies for funding of future capital needs. As discussed within Note 13 — Credit Facilities, at December 31, 2013, the Credit Facility had commitments of $2.4 billion. The Credit Facility had an accordion feature, which, if exercised in full, would allow the Company to increase borrowings under the Credit Facility to $3.0 billion, subject to additional lender commitments, borrowing base availability and other conditions.

On June 30, 2014, the Company, as guarantor, and the OP, as borrower, entered into the Credit Agreement, which increased the available borrowings, extended the term and decreased the interest rates associated with the Credit Facility prior to the execution of the Credit Agreement. The Credit Agreement provided an accordion feature, which, if exercised in full, would allow the Company to increase the aggregate commitments under the Credit Facility to $6.0 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. Subsequent to the execution of the Credit Agreement, the Company accepted an additional $50.0 million commitment on the revolving credit facility from one of the original 20 financial institutions, bringing the total Credit Facility commitments to $4.7 billion.

On November 12, 2014, the Company entered into a consent, waiver and amendment (“the Amendment”) with its lenders under its unsecured credit facility for an extension regarding the delivery of its third quarter 2014 financial statements and certain other financial deliverables until the earlier of five days following the date the Company files with the SEC its third quarter 2014 10-Q and January 5, 2015. The Amendment allowed the Company to remain compliant with its borrowing obligations under its Credit Facility as its external auditors completed their review of the Company’s previously filed 2013 and 2014 financial statements. As part of the Amendment, in order to better align the size of the facility with anticipated future usage, the Company elected to reduce the maximum amount of indebtedness from $4.65 billion to $4.0 billion. Additionally, until the 2013 and 2014 financial statements are filed with the SEC, the maximum principal amount of indebtedness outstanding under the Credit Facility was temporarily reduced thereunder to $3.6 billion.

On December 23, 2014, the Company and the OP, as the borrower, entered into a Consent and Waiver Agreement (the “Consent and Waiver”) with respect to the Credit Agreement, as amended. The Consent and Waiver, among other things, (i) provided for a further extension regarding the delivery of the Company’s third quarter 2014 financial statements and certain other financial deliverables that the Company agreed to provide under the Amendment, until the earlier of March 2, 2015 and 45 days following the receipt of a notice of breach or default from the applicable trustee or the requisite percentage of holders under the Company’s and the OP’s respective indentures, (ii) provided an extension from the lenders for the delivery of the Company’s full-year 2014 audited financial statements until the earlier of the fifth day after the date that the Company files its Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2014 and March 31, 2015, (iii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the Company’s revolving facilities and the elimination of the $25 million swingline facility, (iv) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Credit Agreement, as amended, by the Company, other than in accordance with the cash flow forecast provided by the Company to the Lenders thereunder, and that neither the Company nor the OP would pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (v) provided that the Company would provide additional financial and other information to the Lenders from time to time. In connection with the Amendment and Consent and Waiver, the Company agreed to pay certain customary fees to the consenting Lenders and agreed to reimburse certain customary expenses of the arrangers. On February 20, 2015, we entered into a third consent (the “Third Consent”) to confirm that certain revisions to the required financial deliverables were agreed with the Lenders.

Agreement in Principle with Senior Noteholder Group; Convertible Notes

On January 22, 2015, the Company announced that it had entered into an agreement in principle with an ad hoc group of holders (the “Senior Noteholder Group”), which the Company had been advised then represented a majority of the aggregate principal amounts outstanding of each of the 2.000% senior notes due 2017, the 3.000% senior notes due 2019 and the 4.600% senior notes due 2024, which, in each case, were issued by the OP, of which the Company is the sole general partner, and guaranteed by us under an Indenture, dated February 6, 2014 (the “Indenture”), by and among the OP, U.S. Bank National

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Association, as trustee, and the guarantors named therein. Pursuant to such agreement, the Senior Noteholder Group agreed not to issue a notice of default, prior to March 3, 2015, for the Company’s failure to timely deliver its Third Quarter 10-Q containing financial information required to be included therein in respect of the OP, which is required to be delivered pursuant to the terms of the Indenture. In exchange, the Company agreed to sign a confidentiality agreement with the Senior Noteholder Group’s counsel and pay reasonable and documented fees and out-of-pocket expenses of such counsel up to $300,000. Furthermore, the parties agreed that in the event a notice of default related to our failure to timely deliver such Third Quarter 10-Q is issued by the senior noteholders on or after March 3, 2015, the 60-day cure period set forth in the Indenture will be reduced by one day for each day after January 19, 2015 that such notice of default is given. Such agreement was subsequently definitively documented and a supplement to the Indenture was entered into on February 9, 2015. The agreement was reached after the ad hoc group organized recently and directed counsel to the Senior Noteholder Group to engage in discussions with the Company regarding the terms of a possible resolution in response to our failure to timely deliver such third quarter 2014 financial information regarding the OP.

In addition, the Company announced on January 22, 2015 that it received at its Phoenix, Arizona corporate office notice (the “Notice”) from the trustee under the indentures (the “Convertible Indentures”) governing each of the 3.00% convertible senior notes due 2018 issued by us on July 29, 2013 and the 3.75% convertible senior notes due 2020 issued by the Company on December 10, 2013 (collectively, the “Convertible Notes”) of the Company’s failure to timely deliver our Third Quarter 10-Q, which was required to be delivered pursuant to the terms of the Convertible Indentures. Subsequent to the Company’s announcement, the Company learned that it also received the Notice on January 16, 2015, at an address in New York City that was formerly the Company’s principal place of business. Pursuant to the terms of the Convertible Indentures, the Company has 60 days following its receipt of a notice of default to deliver the required financial statements, after which such failure would become an event of default under each of the Convertible Indentures. Our Third Quarter 10-Q will be filed with the SEC concurrently with Amendment No. 2 to the Company’s Annual Report in Form 10-K/A for the year ended December 31, 2014.

Non-Compliance Associated with the Company’s Filings

The federal securities laws require companies subject to the Exchange Act to disclose information on an ongoing basis. These laws include deadlines for public companies based on the category of the filer as well as type of form filed.

The Company is classified as a Large Accelerated Filer. The deadlines associated with our filing category are as follows:

•	The Company’s Annual Report on Form 10-K must be submitted within 60 days of the Company’s fiscal year end; and

•	The Company’s Quarterly Report on Form 10-Q must be submitted within 40 days of the Company’s fiscal quarter end.

In light of the non-reliance on the Company’s financial statements and the Audit Committee investigation, such deadlines with the SEC were not met with respect to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

On November 12, 2014, the Company received a notification letter (the “Letter”) from the NASDAQ Listing Qualifications Department (“NASDAQ”) stating that because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended September 30, 2014 (the “Third Quarter 10-Q”) with the SEC, it was not in compliance with the continued listing requirements under NASDAQ Listing Rule 5250(c)(1). The Company also received, and has cooperated with, a letter (the “NASDAQ Information Request”) from NASDAQ requesting certain information relating to the matters described in the Current Report on Form 8-K filed October 29, 2014.

Pursuant to the Letter, we were required to submit a plan to NASDAQ to regain compliance with the applicable NASDAQ Listing Rule within 60 days of November 12, 2014. The Company complied with such obligation. After review of our plan for regaining compliance, NASDAQ granted us an extension until April 15, 2015 to file our Third Quarter 10-Q and any other delinquent filings to regain compliance with the listing rule.

Dividend Policy

As of December 24, 2014, the Company determined that, until it has delivered its 2013 financial statements, 2014 financial statements and related compliance certificates, neither it nor its subsidiary, the OP, will pay any dividends on, or make any other Restricted Payment (as defined in the Amended Credit Agreement) on, its respective common equity. Following the delivery of its financial statements, the Company will reevaluate a reinstatement of its dividend at a rate that is in line with its industry peers.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

Redemption of Series D Preferred Stock

As described in Note 19 — Related Party Transactions and Arrangements (As Restated), the Company issued 21.7 million shares of Series D Preferred Stock on November 12, 2013 to various holders pursuant to a private placement. The Articles Supplementary designating the terms of the Series D Preferred Stock provided that such shares were redeemable on the Redemption Date. If the Company did not choose to redeem the shares on the Redemption Date, the holders of Series D Preferred Stock were entitled to convert some or all of their outstanding shares of Series D Preferred Stock and the Company would then elect whether to (1) convert the shares of Series D Preferred Stock into the number of fully paid and non-assessable shares of common stock obtained by dividing the aggregate Liquidation Preference of such Series D Preferred Stock by the Conversion Price, (2) convert the shares of Series D Preferred Stock into an equal number of shares of Series E Preferred Stock (additional shares of Series E Preferred Stock could have been issued under certain circumstances) or (3) pay the holders a cash amount equal to the product of the number of shares of Series D Preferred Stock and the Cash Conversion Price. In advance of the Redemption Date, the Company sent the required notice to the holders of the Series D Preferred Stock indicating its intention to redeem all of the shares of Series D Preferred Stock on September 2, 2014. Upon settlement on the Redemption Date, the Company paid the holders of the Series D Preferred Stock the net amount due to them of $315.8 million and cancelled all outstanding shares of Series D Preferred Stock. As of the date of this filing, there are zero outstanding shares of Series D Preferred Stock.

CapLease and Cole Litigation Matters

On March 24, 2014, plaintiffs’ counsel in the Consolidated Actions brought by former CapLease stockholders concerning the CapLease Transaction dismissed those claims without prejudice. Consequently, the only litigation brought by former CapLease stockholders with respect to the CapLease Transaction that is still pending is the Tarver Action, which remains stayed.

On July 31, 2014, plaintiffs in the putative class action filed in the Circuit Court for Baltimore City challenging the merger between Cole and Cole Holdings, pursuant to which Cole became a self-managed REIT, dismissed their pending appeal based on an agreement by defendants to reimburse plaintiffs in the amount of $100,000. The other two lawsuits filed in connection with the Cole Holdings transaction have been stayed by the court pursuant to a joint request made by all parties pending final approval of the consolidated Baltimore Actions relating to the Cole Merger, described below.

On August 14, 2014, the parties in the consolidated Baltimore Actions, which were brought by Cole stockholders challenging the Cole Merger, executed a Stipulation and Release and Agreement of Compromise and Settlement (the “Settlement Stipulation”), and the parties in the consolidated Baltimore Actions submitted the Settlement Stipulation, along with related filings, for approval by the Maryland court on August 18, 2014. On August 25, 2014, the Baltimore Circuit Court entered an Order on Preliminary Approval of Derivative and Class Action Settlement and Class Action Certification (the “Preliminary Approval Order”). Pursuant to the Preliminary Approval Order, the defendants mailed the Notice of Pendency of Derivative and Class Action (the “Class Notice”) to the Cole shareholders on October 7, 2014. On December 3, 2014, the parties in the consolidated Baltimore Merger Actions executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Stipulation. A final settlement hearing in the consolidated Baltimore Actions was held on December 12, 2014, and on January 13, 2015, the Baltimore Circuit Court issued an order approving the settlement pursuant to the terms of the Amended Stipulation. Two objecting class members have since filed a notice of appeal of the settlement order. Following court approval of the settlement of the consolidated Baltimore Actions, the Wunsch case was dismissed voluntarily on January 21, 2015.

Regulatory Investigations and Litigation Relating to the Audit Committee Investigation

On October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting that the Audit Committee had concluded that the previously-issued audited consolidated financial statements and other financial information contained in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the previously issued unaudited financial statements and other financial information contained in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2014 and June 30, 2014, and the Company’s earnings releases and other financial communications for these periods should no longer be relied upon. Prior to that filing, the Audit Committee previewed for the SEC the information contained in that filing. Subsequent to the filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company are cooperating with these regulators in their investigations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

As discussed below, the Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in response to the October 29 8-K, including class actions, derivative actions, and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York and Maryland.

Between October 30, 2014 and January 20, 2015, the Company and its current and former officers and directors (in addition to underwriters for certain of the Company’s securities offerings) were named as defendants in ten putative securities class action complaints in the United States District Court for the Southern District of New York (the “SDNY Actions”): Ciraulu v. American Realty Capital, Inc., et al., No. 14-cv-8659 (AKH); Priever v. American Realty Capital Properties, Inc., et al., No. 14-cv-8668 (AKH); Rubinstein v. American Realty Capital Properties, Inc., et al., No. 14-cv-8669 (AKH); Patton v. American Realty Capital Properties, Inc., et al., No. 14-cv-8671 (AKH); Edwards v. American Realty Capital Properties, Inc., et al., No. 14-cv-8721 (AKH); Harris v. American Realty Capital Properties, Inc., et al., No. 14-cv-8740 (AKH); Abadi v. American Realty Capital Properties, Inc., et al., No. 14-cv-9006 (AKH); City of Tampa General Employees Retirement Fund v. American Realty Capital Properties, Inc., et al., No. 14-cv-10134 (AKH); Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH); and New York City Employees Retirement System v. American Realty Capital Properties, Inc., et al., No. 15-cv-0422 (AKH). At a February 10, 2015 status conference, the court consolidated the SDNY Actions, appointed a lead plaintiff, and set a deadline of April 10, 2015 for the defendants to respond to the consolidated class action complaint, namely, the complaint filed in Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH). The consolidated class action complaint asserts claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The proposed class period runs from May 6, 2013 to October 29, 2014.

In addition, on November 25, 2014, the Company and certain of its current and former officers and directors were named as defendants in a putative securities class action filed in the Circuit Court for Baltimore County, Maryland, captioned Wunsch v. American Realty Capital Properties, Inc., et al., No. 03-C-14-012816 (the “Maryland Securities Action” and together with the SDNY Actions, the “Securities Actions”). On December 23, 2014, the Company removed the Maryland Securities Action to the United States District Court for the District of Maryland (Northern Division), under the caption Wunsch v. American Realty Capital Properties, Inc., et al., No. 14-cv-4007 (ELH), and to transfer the action to the United States District Court for the Southern District of New York. The Maryland Securities Action asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements made in connection with the Company’s securities issued in connection with the Cole Merger. The Company is not yet required to respond to this complaint.

Between November 17, 2014 and February 2, 2015, six shareholder derivative actions, purportedly in the name and for the benefit of the Company, were filed against certain of the Company’s current and former officers and directors, amongst others, in the United States District Court for the Southern District of New York (the “SDNY Derivative Actions”): Michelle Graham Turner 1995 Revocable Trust v. Schorsch, et al., No. 14-cv-9140 (AKH); Froehner v. Schorsch, et al., No. 14-cv-9444 (AKH); Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH); Hopkins v. Schorsch, et al., No. 15-cv-262 (AKH); Appolito v. Schorsch, et al., No. 15-cv-644 (AKH); and The Joel and Robin Staadecker Living Trust v. Schorsch, et al., No. 15-cv-768 (AKH). In addition, between December 30, 2014 and January 16, 2015, the Company and certain of its current and former officers and directors were named as defendants in two shareholder derivative actions filed in the Circuit Court for Baltimore City, Maryland (the “Maryland Derivative Actions”): Meloche v. Schorsch, et al., No. 24-C-14-008210 and Botifoll v. Schorsch, et al., No. 24-C-15-000245. In addition, on January 29, 2015, the Company and certain of its current directors, amongst others,

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013

were named as defendants in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Fran Kosky Roth IRA v. Rendell, et al., No. 15-650269 (the “New York Derivative Action,” and together with the SDNY Derivative Actions and the Maryland Derivative Actions, the “Derivative Actions”). On February 9, 2015 and February 20, 2015, three plaintiffs who filed SDNY Derivative Actions—Appolito, Hopkins and The Joel and Robin Staadecker Living Trust—voluntarily dismissed their actions without prejudice. The Derivative Actions seek money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the Securities Actions negligence and breach of contract. At a February 10, 2015 status conference, the court consolidated the SDNY Derivative Actions and directed the plaintiffs to file a consolidated amended complaint by March 10, 2015. The court set a deadline of April 3, 2015 for the defendants to respond to the consolidated complaint. On February 18, 2015, the parties to the New York Derivative Action entered into a stipulation setting a deadline of April 20, 2015 for the Company and defendants to respond to the complaint in that action. The Company and defendants are not yet required to respond to the complaints in the Maryland Derivative Actions.

On December 18, 2014, a former employee, Lisa McAlister, filed a defamation action against the Company and certain of its former officers and directors in the Supreme Court for the State of New York, captioned McAlister v. American Realty Capital Properties, Inc., et al., No. 14-162499. The complaint sought, among other things, compensatory and punitive damages and alleged that the October 29 8-K falsely blamed plaintiff for improper accounting and financial reporting practices. On January 26, 2015, the Company and the other defendants filed motions to dismiss plaintiff’s complaint. Subsequently, Ms. McAlister dismissed this action without prejudice.

On January 7, 2015, Ms. McAlister also filed a complaint, No. 2-4173-15-016, with the Occupational Safety and Health Administration of the United States Department of Labor. The complaint seeks, among other things, compensatory and punitive damages and asserts claims for wrongful termination of employment for allegedly reporting concerns relating to alleged improper accounting practices by the Company. Ms. McAlister has withdrawn the complaint without prejudice.

On January 15, 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”). The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. The court set a deadline of April 10 for the defendants to respond to the complaint.

On February 20, 2015, the Company, certain of its current and former directors and officers, and ARC Properties Operating Partnership L.P. (in addition to several other individuals and entities) were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291 (the “Twin Securities Action”). The Twin Securities Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 14(a), 18, and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. The Company and defendants are not yet required to respond to the complaint in the Twin Securities Action.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2013

(in thousands)

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
24 Hour Fitness	Woodlands	TX	$—	(1)	$2,690	$8,312	$—	$11,002	$135	9/24/2013	2001
7-Eleven	Sarasota	FL	—	(1)	1,312	1,312	—	2,624	80	11/19/2012	2000
7-Eleven	Gloucester	VA	—	(1)	144	578	—	722	32	12/24/2012	1985
7-Eleven	Hampton	VA	—	(1)	69	624	—	693	35	12/24/2012	1986
7-Eleven	Hampton	VA	—	(1)	161	644	—	805	36	12/24/2012	1959
Abbott Laboratories	Waukegan	IL	13,649		4,734	21,319	—	26,053	193	11/5/2013	2000
Abbott Laboratories	Columbus	OH	—	(2)	800	11,385	—	12,185	122	11/5/2013	2004
Academy Sports	Fayetteville	AR	—		1,900	7,601	—	9,501	534	12/28/2012	2012
Academy Sports	Dalton	GA	—		998	5,656	—	6,654	331	2/20/2013	2012
Advance Auto	Birmingham	AL	—	(1)	330	494	—	824	23	2/28/2013	1999
Advance Auto	Birmingham	AL	—	(1)	455	373	—	828	17	2/28/2013	1997
Advance Auto	Calera	AL	—	(1)	723	723	—	1,446	41	12/27/2012	2008
Advance Auto	Dothan	AL	—	(1)	326	326	—	652	18	12/31/2012	1997
Advance Auto	Enterprise	AL	—	(1)	280	420	—	700	24	12/31/2012	1995
Advance Auto	Albany	GA	—	(1)	210	629	—	839	35	12/31/2012	1995
Advance Auto	Cairo	GA	—	(1)	140	326	—	466	18	12/31/2012	1993
Advance Auto	Hazlehurst	GA	—	(1)	113	451	—	564	25	12/31/2012	1998
Advance Auto	Hinesville	GA	—	(1)	352	430	—	782	24	12/31/2012	1994
Advance Auto	Perry	GA	—	(1)	209	487	—	696	27	12/31/2012	1994
Advance Auto	Thomasville	GA	—	(1)	251	377	—	628	21	12/31/2012	1997
Advance Auto	Auburn	IN	—		337	1,347	—	1,684	132	3/29/2012	2007
Advance Auto	Clinton	IN	—	(1)	182	729	—	911	24	6/5/2013	2004
Advance Auto	Fort Wayne	IN	—	(1)	193	450	—	643	21	2/28/2013	1998
Advance Auto	Fort Wayne	IN	—	(1)	200	371	—	571	17	2/28/2013	1998
Advance Auto	Salina	KS	—	(1)	195	782	—	977	29	4/30/2013	2006
Advance Auto	Barbournville	KY	—	(1)	194	1,098	—	1,292	46	4/15/2013	2006
Advance Auto	Bardstown	KY	—	(1)	272	1,090	—	1,362	66	12/10/2012	2005
Advance Auto	Brandenburg	KY	—	(1)	186	742	—	928	45	12/10/2012	2005

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Advance Auto	Hardinsburg	KY	—	(1)	94	845	—	939	51	12/10/2012	2007
Advance Auto	Inez	KY	—	(1)	130	1,174	—	1,304	88	8/22/2012	2010
Advance Auto	Leitchfield	KY	—	(1)	104	939	—	1,043	57	12/10/2012	2005
Advance Auto	West Liberty	KY	—	(1)	249	996	—	1,245	42	4/15/2013	2006
Advance Auto	Rayne	LA	—	(1)	122	490	—	612	16	5/21/2013	2000
Advance Auto	Caro	MI	—	(8)	117	665	—	782	78	11/23/2011	2002
Advance Auto	Charlotte	MI	—	(8)	123	697	—	820	82	11/23/2011	2002
Advance Auto	Flint	MI	—	(1)	133	534	—	667	62	11/23/2011	2002
Advance Auto	Livonia	MI	—	(8)	210	629	14	853	74	12/12/2011	2003
Advance Auto	Manistee	MI	—	(1)	348	1,043	—	1,391	44	4/15/2013	2007
Advance Auto	Sault Ste. Marie	MI	—	(8)	75	671	—	746	78	11/23/2011	2003
Advance Auto	Ypsilanti	MI	—	(1)	85	483	—	568	57	11/23/2011	2002
Advance Auto	Eden	NC	—	(1)	320	746	—	1,066	17	7/16/2013	2004
Advance Auto	Granite Falls	NC	—	(1)	251	1,005	—	1,256	80	8/9/2012	2010
Advance Auto	Lakewood	NJ	—	(1)	750	1,750	—	2,500	131	8/22/2012	2010
Advance Auto	Woodbury	NJ	—	(1)	446	1,784	—	2,230	150	6/20/2012	2007
Advance Auto	Eaton	OH	—	(1)	157	471	—	628	15	6/13/2013	1987
Advance Auto	Franklin	OH	—	(1)	218	873	—	1,091	69	8/9/2012	1984
Advance Auto	Springfield	OH	—	(1)	461	1,075	—	1,536	60	12/31/2012	2005
Advance Auto	Van Wert	OH	—	(1)	33	630	—	663	21	6/13/2013	1998
Advance Auto	Warren	OH	—		83	745	—	828	73	4/12/2012	2003
Advance Auto	Oklahoma City	OK	—	(1)	208	1,178	—	1,386	94	8/9/2012	2007
Advance Auto	Chambersburg	PA	—	(1)	553	830	—	1,383	39	2/28/2013	1997
Advance Auto	Selinsgrove	PA	—	(1)	99	891	—	990	29	6/3/2013	2003
Advance Auto	Titusville	PA	—	(1)	207	1,172	—	1,379	71	12/12/2012	2010
Advance Auto	Chapin	SC	—	(1)	395	922	—	1,317	78	6/20/2012	2007
Advance Auto	Chesterfield	SC	—	(1)	131	745	—	876	63	6/27/2012	2008
Advance Auto	Greenwood	SC	—		210	630	—	840	65	3/9/2012	1995
Advance Auto	Sweetwater	TN	—	(1)	360	839	—	1,199	51	11/29/2012	2006
Advance Auto	Alton	TX	—	(1)	169	958	—	1,127	63	10/18/2012	2006
Advance Auto	Houston	TX	—	(3)	248	991	—	1,239	125	9/30/2011	2006
Advance Auto	Houston	TX	—	(3)	343	1,029	—	1,372	130	9/30/2011	2006
Advance Auto	Houston	TX	—	(1)	837	685	—	1,522	51	8/21/2012	2007
Advance Auto	Pasadena	TX	—	(1)	382	1,146	—	1,528	97	7/6/2012	2008

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Advance Auto	Fort Atkinson	WI	—	(1)	353	824	—	1,177	15	8/26/2013	2004
Advance Auto	Kenosha	WI	—	(1)	569	465	—	1,034	22	3/13/2013	2004
Advance Auto	St. Marys	WY	—	(1)	309	928	—	1,237	52	12/28/2012	2007
Aetna Life Insurance Company	Fresno	CA	16,043		3,405	22,343	—	25,748	207	11/5/2013	2008
Ale House	Orlando	FL	—	(1)	290	3,647	—	3,937	105	6/27/2013	1994
Ale House	Orlando	FL	—	(1)	270	3,668	—	3,938	105	6/27/2013	1993
Ale House	Saint Petersburg	FL	—		930	3,116	—	4,046	89	6/27/2013	1998
Allstate Insurance Company	Charlotte	NC	18,846		8,320	23,409	—	31,729	265	11/5/2013	1990
Allstate Insurance Company	Roanoke	VA	20,064		6,176	27,085	—	33,261	281	11/5/2013	1981
AMCOR	Alhambra	MI	—	(1)	7,143	8,730	—	15,873	488	1/24/2013	1966
AMEC plc	Houston	TX	15,765		2,524	30,398	—	32,922	255	11/5/2013	2003
Ameriprise	Ashwaubenon	WI	—		751	14,260	—	15,011	631	1/25/2013	2000
AON Corporation	Lincolnshire	IL	—		5,337	124,776	—	130,113	7,297	11/16/2012	1998
Applebee’s	Clinton	IA	—	(1)	490	1,184	—	1,674	34	6/27/2013	1997
Applebee’s	Fort Dodge	IA	—	(1)	—	1,363	—	1,363	39	6/27/2013	1997
Applebee’s	Marshalltown	IA	—	(1)	660	1,175	—	1,835	34	6/27/2013	1997
Applebee’s	Mason City	IA	—	(1)	340	1,495	—	1,835	43	6/27/2013	1997
Applebee’s	Muscatine	IA	—	(1)	330	1,266	—	1,596	36	6/27/2013	1996
Applebee’s	Sterling	IL	—	(1)	390	1,291	—	1,681	37	6/27/2013	1996
Applebee’s	Hopkinsville	KY	—	(1)	460	1,265	—	1,725	36	6/27/2013	1997
Applebee’s	Greenville	SC	—	(1)	600	2,166	—	2,766	62	6/27/2013	1999
Applebee’s	Antioch	TN	—	(1)	470	878	—	1,348	25	6/27/2013	1991
Applebee’s	Clarksville	TN	—	(1)	570	1,729	—	2,299	50	6/27/2013	1995
Applebee’s	Columbia	TN	—	(1)	590	1,823	—	2,413	52	6/27/2013	1996
Applebee’s	Cookeville	TN	—	(1)	410	1,128	—	1,538	32	6/27/2013	1993
Applebee’s	Hermitage	TN	—	(1)	530	1,491	—	2,021	43	6/27/2013	1992
Applebee’s	Lebanon	TN	—	(1)	460	1,120	—	1,580	32	6/27/2013	1998
Applebee’s	Madison	TN	—	(1)	460	772	—	1,232	22	6/27/2013	1995

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Arby’s	Arab	AL	—	(1)	40	887	—	927	25	6/27/2013	1988
Arby’s	Hampton Cove	AL	—	(1)	310	986	—	1,296	27	6/27/2013	2007
Arby’s	Sacramento	CA	—	(1)	520	195	—	715	5	6/27/2013	1981
Arby’s	Arvada	CO	—	(1)	190	1,465	—	1,655	41	6/27/2013	1994
Arby’s	Orange Park	FL	—	(1)	420	1,256	—	1,676	35	6/27/2013	1998
Arby’s	Canton	GA	—	(1)	370	1,200	—	1,570	33	6/27/2013	1998
Arby’s	Douglasville	GA	—	(1)	370	1,692	—	2,062	47	6/27/2013	1999
Arby’s	Suwanee	GA	—	(1)	370	1,561	—	1,931	43	6/27/2013	1998
Arby’s	Avon	IN	—	(1)	500	812	—	1,312	22	6/27/2013	1996
Arby’s	Indianapolis	IN	—	(1)	530	1,236	—	1,766	34	6/27/2013	2000
Arby’s	Indianapolis	IN	—	(1)	370	1,130	—	1,500	31	6/27/2013	1978
Arby’s	Kansas City	KS	—	(1)	280	364	—	644	10	6/27/2013	1970
Arby’s	Salina	KS	—	(1)	540	300	—	840	8	6/27/2013	1980
Arby’s	Topeka	KS	—	(1)	240	291	—	531	8	6/27/2013	1979
Arby’s	Topeka	KS	—	(1)	270	433	—	703	12	6/27/2013	1979
Arby’s	Alma	MI	—	(1)	380	408	—	788	11	6/27/2013	1994
Arby’s	Chesterfield	MI	—	(1)	210	841	—	1,051	23	6/27/2013	1990
Arby’s	Davison	MI	—	(1)	420	631	—	1,051	17	6/27/2013	1980
Arby’s	Flint	MI	—	(1)	110	1,422	—	1,532	39	6/27/2013	1979
Arby’s	Flint	MI	—	(1)	230	1,428	—	1,658	40	6/27/2013	1962
Arby’s	Midland	MI	—	(1)	340	753	—	1,093	21	6/27/2013	1994
Arby’s	Pontiac	MI	—	(1)	180	962	—	1,142	27	6/27/2013	1968
Arby’s	Port Huron	MI	—	(1)	210	868	—	1,078	24	6/27/2013	1975
Arby’s	Saginaw	MI	—	(1)	310	1,110	—	1,420	31	6/27/2013	1970
Arby’s	South Haven	MI	—	(1)	260	573	—	833	16	6/27/2013	1988
Arby’s	Walker	MI	—	(1)	360	1,002	—	1,362	28	6/27/2013	1999
Arby’s	Fayetteville	NC	—	(1)	420	2,001	—	2,421	55	6/27/2013	2006
Arby’s	Greensboro	NC	—	(1)	300	906	—	1,206	25	6/27/2013	1990
Arby’s	Greenville	NC	—	(1)	310	681	—	991	19	6/27/2013	1995
Arby’s	Jonesville	NC	—	(1)	350	908	—	1,258	25	6/27/2013	1995
Arby’s	Kernersville	NC	—	(1)	280	774	—	1,054	21	6/27/2013	1994
Arby’s	Kinston	NC	—	(1)	350	832	—	1,182	23	6/27/2013	1995

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Arby’s	Lexington	NC	—	(1)	360	873	—	1,233	24	6/27/2013	1992
Arby’s	Columbus	OH	—	(1)	400	1,155	—	1,555	32	6/27/2013	1999
Arby’s	Reynoldsburg	OH	—	(1)	370	945	—	1,315	26	6/27/2013	1998
Arby’s	Willard	OH	—	(1)	230	599	—	829	17	6/27/2013	2005
Arby’s	Allentown	PA	—	(1)	600	1,652	—	2,252	46	6/27/2013	1978
Arby’s	Carlisle	PA	—	(1)	200	472	—	672	13	6/27/2013	1992
Arby’s	Hanover	PA	—	(1)	400	921	—	1,321	26	6/27/2013	1994
Arby’s	Myrtle Beach	SC	—	(1)	370	1,132	—	1,502	31	6/27/2013	1999
Arby’s	Amarillo	TX	—	(1)	260	627	—	887	17	6/27/2013	1992
AT&T	Richardson	TX	20,224		1,891	31,118	—	33,009	262	11/5/2013	1987
Auto Zone	Chicago	IL	—	(1)	698	1,047	—	1,745	39	4/30/2013	2007
Bandana’s Bar-B-Q Restaurant	Collinsville	IL	—	(1)	340	627	—	967	18	6/27/2013	1987
Bandana’s Bar-B-Q Restaurant	Arnold	MO	—	(1)	460	433	—	893	12	6/27/2013	1999
Baxter International, Inc.	Bloomington	IN	—	(2)	1,310	8,216	—	9,526	84	11/5/2013	2004
Bed Bath & Beyond	Stockton	CA	—		2,761	52,454	—	55,215	4,266	8/17/2012	2003
Big O Tires	Los Lunas	NM	—	(1)	316	1,265	—	1,581	116	6/1/2012	2006
BJ’s Wholesale Club	Canton	OH	—		456	8,668	—	9,124	507	2/20/2013	1998
Black Angus	Dublin	CA	—	(1)	620	2,467	—	3,087	71	6/27/2013	1999
Bojangles	Winder	GA	—	(1)	645	1,198	—	1,843	120	7/30/2012	2011
Bojangles	Biscoe	NC	—	(1)	247	986	—	1,233	75	11/29/2012	2010
Bojangles	Boone	NC	—	(1)	278	833	—	1,111	83	7/27/2012	1980
Bojangles	Dobson	NC	—	(1)	251	1,004	—	1,255	100	7/30/2012	2010
Bojangles	Indian Trail	NC	—	(1)	655	1,217	—	1,872	121	7/27/2012	2011
Bojangles	Morganton	NC	—		566	1,321	—	1,887	132	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	(1)	442	1,032	—	1,474	103	7/27/2012	2011
Bojangles	Southport	NC	—	(1)	505	1,179	—	1,684	118	7/30/2012	2011
Bojangles	Chapin	SC	—	(1)	577	1,071	—	1,648	107	8/9/2012	2009
Bojangles	Clinton	SC	—	(1)	397	926	—	1,323	92	7/27/2012	2009
Bojangles	Greenwood	SC	—	(1)	440	1,320	—	1,760	77	2/28/2013	2011
Bojangles	Moncks Corner	SC	—	(1)	505	1,179	—	1,684	90	11/29/2012	2010
Bojangles	Walterboro	SC	—	(1)	454	1,363	—	1,817	104	11/29/2012	2010

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Boston Market	Indianapolis	IN	—	(1)	930	—	—	930	—	6/27/2013	1997
Boston Market	Indianapolis	IN	—	(1)	410	1,070	—	1,480	30	6/27/2013	1997
Boston Market	Fayetteville	NC	—	(1)	460	1,520	—	1,980	42	6/27/2013	1996
Boston Market	Raleigh	NC	—	(1)	280	1,015	—	1,295	28	6/27/2013	1994
Brangus Steakhouse	Jasper	AL	—	(1)	140	219	—	359	6	6/27/2013	1986
Bruegger’s Bagels	Iowa City	IA	—	(1)	40	379	—	419	10	6/27/2013	2013
Bruegger’s Bagels	Raleigh	NC	—	(1)	230	654	—	884	18	6/27/2013	1997
Buca di Beppo Italian	Wheeling	IL	—	(1)	450	1,272	—	1,722	36	6/27/2013	1975
Buca di Beppo Italian	Westlake	OH	—	(1)	370	887	—	1,257	25	6/27/2013	1900
Bunge North America, Inc.	Fort Worth	TX	6,262		1,100	8,433	—	9,533	76	11/5/2013	2005
Burger King	Tucson	AZ	—	(1)	300	1,307	—	1,607	36	6/27/2013	1980
Burger King	Atlanta	GA	—	(1)	380	499	—	879	14	6/27/2013	1984
Burger King	Fort Oglethorpe	GA	—	(1)	170	2,175	—	2,345	60	6/27/2013	1979
Burger King	Marietta	GA	—	(1)	350	916	—	1,266	25	6/27/2013	1983
Burger King	Chicago	IL	—	(1)	580	1,413	—	1,993	39	6/27/2013	1996
Burger King	Highland	IN	—	(1)	410	992	—	1,402	27	6/27/2013	1996
Burger King	Madisonville	KY	—	(1)	550	1,067	—	1,617	30	6/27/2013	1980
Burger King	Caribou	ME	—	(1)	770	440	—	1,210	12	6/27/2013	1978
Burger King	Grand Rapids	MI	—	(1)	490	545	—	1,035	15	6/27/2013	1968
Burger King	Grand Rapids	MI	—	(1)	260	780	—	1,040	22	6/27/2013	1993
Burger King	Holland	MI	—	(1)	420	707	—	1,127	20	6/27/2013	1978
Burger King	Sparta	MI	—	(1)	640	570	—	1,210	16	6/27/2013	1992
Burger King	Walled Lake	MI	—	(1)	470	433	—	903	12	6/27/2013	1982
Burger King	Durham	NC	—	(1)	170	352	—	522	10	6/27/2013	1990

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Burger King	Rockingham	NC	—		430	1,171	—	1,601	32	6/27/2013	1980
Burger King	Edison	NJ	—	(1)	480	1,075	—	1,555	30	6/27/2013	1985
Burger King	Manahawkin	NJ	—	(1)	310	748	—	1,058	21	6/27/2013	1980
Burger King	Elko	NV	—	(1)	260	1,001	—	1,261	28	6/27/2013	1982
Burger King	Albany	NY	—	(1)	330	850	—	1,180	24	6/27/2013	1980
Burger King	Central Square	NY	—	(1)	500	1,189	—	1,689	33	6/27/2013	1992
Burger King	Cohoes	NY	—	(1)	270	563	—	833	16	6/27/2013	1989
Burger King	Montgomery	NY	—	(1)	480	1,042	—	1,522	29	6/27/2013	1981
Burger King	Schenectady	NY	—	(1)	380	936	—	1,316	26	6/27/2013	1984
Burger King	Willoughby	OH	—	(1)	410	1,005	—	1,415	28	6/27/2013	1980
Burger King	Ardmore	OK	—	(1)	270	1,023	—	1,293	28	6/27/2013	1979
Burger King	Corvallis	OR	—	(1)	170	195	—	365	5	6/27/2013	1977
Burger King	Roseburg	OR	—	(1)	350	886	—	1,236	25	6/27/2013	1981
Burger King	Old Forge	PA	—	(1)	390	905	—	1,295	25	6/27/2013	1977
Burger King	Gaffney	SC	—	(1)	370	880	—	1,250	24	6/27/2013	1979
Burger King	Greenville	SC	—	(1)	420	571	—	991	16	6/27/2013	1982
Burger King	Chattanooga	TN	—	(1)	740	1,591	—	2,331	44	6/27/2013	1997
Burger King	Cleburne	TX	—	(1)	300	603	—	903	17	6/27/2013	1985
Burger King	Bluefield	WV	—	(1)	210	1,163	—	1,373	32	6/27/2013	1982
Cadbury Holdings Limited	Whippany	NJ	31,793		2,767	38,018	—	40,785	304	11/5/2013	2005
Capital One Financial Corporation	Plano	TX	—	(2)	8,440	23,212	191	31,843	298	11/5/2013	2005
Captain D’s	Statesboro	GA	—	(1)	350	401	—	751	11	6/27/2013	1974
Captain D’s	Southaven	MS	—	(1)	270	564	—	834	16	6/27/2013	1992
Captain D’s	Memphis	TN	—	(1)	230	338	—	568	9	6/27/2013	2000
Captain D’s	Dallas	TX	—	(1)	160	535	—	695	15	6/27/2013	1979
Captain D’s	Grand Prairie	TX	—	(1)	260	338	—	598	9	6/27/2013	1987
Caribou Coffee	Grosse Pointe Woods	MI	—	(1)	140	1,046	—	1,186	29	6/27/2013	1982
Carlos O’Kelly’s	Mason City	IA	—	(1)	290	1,255	—	1,545	36	6/27/2013	1955
Carlos O’Kelly’s	Bloomington	IL	—	(1)	270	1,375	—	1,645	39	6/27/2013	1990
Carlos O’Kelly’s	Springfield	MO	—	(1)	840	730	—	1,570	21	6/27/2013	1992
Charleston’s	Carmel	IN	—	(1)	140	3,016	—	3,156	86	6/27/2013	1999
Check City	Taylorsville	UT	—	(1)	180	953	—	1,133	27	6/27/2013	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Checkers	Huntsville	AL	—	(1)	689	—	—	689	—	6/27/2013	1993
Checkers	Hollywood	FL	—	(1)	160	2,220	—	2,380	64	6/27/2013	1993
Checkers	Lauderhill	FL	—	(1)	280	1,951	—	2,231	56	6/27/2013	1996
Checkers	Plantation	FL	—	(1)	220	1,461	—	1,681	42	6/27/2013	1994
Checkers	Fayetteville	GA	—	(1)	681	—	—	681	—	6/27/2013	1992
Chevys	Greenbelt	MD	—	(1)	530	2,399	—	2,929	69	6/27/2013	1994
Chevys	Lake Oswego	OR	—	(1)	590	1,693	—	2,283	49	6/27/2013	1995
Chili’s	Fayetteville	AR	—	(1)	1,370	1,714	—	3,084	49	6/27/2013	1991
Chili’s	Boise	ID	—	(1)	400	751	—	1,151	22	6/27/2013	1992
Chili’s	Riverdale	UT	—	(1)	800	899	—	1,699	26	6/27/2013	1993
Chili’s	Cheyenne	WY	—	(1)	270	815	—	1,085	23	6/27/2013	1994
Chipper’s Grill	Streator	IL	—	(1)	190	255	—	445	7	6/27/2013	1988
Cimarex Energy Company	Tulsa	OK	30,676		2,802	68,732	—	71,534	550	11/5/2013	In process
Circle K	Phoenix	AZ	—	(1)	344	1,377	—	1,721	129	5/4/2012	1986
Circle K	Martinez	GA	—	(1)	348	813	—	1,161	61	8/28/2012	2003
Circle K	Akron	OH	—	(1)	675	1,254	—	1,929	88	9/27/2012	1996
Citizens Bank	Colchester	CT	—	(1)	185	1,049	—	1,234	70	9/26/2012	1981
Citizens Bank	Deep River	CT	—	(1)	453	1,812	—	2,265	121	9/26/2012	1851
Citizens Bank	East Hampton	CT	—	(7)	312	935	—	1,247	84	4/26/2012	1984
Citizens Bank	East Lyme	CT	—	(1)	258	1,032	—	1,290	69	9/26/2012	1972
Citizens Bank	Hamden	CT	—	(1)	581	475	—	1,056	32	9/26/2012	1893
Citizens Bank	Higganum	CT	—	(9)	171	971	—	1,142	219	10/1/2008	1983
Citizens Bank	Montville	CT	—	(1)	413	2,342	—	2,755	157	9/26/2012	1984
Citizens Bank	New London	CT	—	(1)	94	534	—	628	121	10/1/2008	1900
Citizens Bank	Stonington	CT	—	(1)	104	937	—	1,041	54	12/14/2012	1982
Citizens Bank	Stonington	CT	—	(1)	190	1,079	—	1,269	72	9/26/2012	1960
Citizens Bank	Lewes	DE	—	(1)	102	916	—	1,018	41	2/22/2013	1968
Citizens Bank	Smyrna	DE	—	(9)	183	1,036	—	1,219	215	3/1/2009	1940
Citizens Bank	Wilmington	DE	—	(7)	250	464	—	714	41	4/26/2012	1950
Citizens Bank	Wilmington	DE	—	(7)	299	299	—	598	27	4/26/2012	1981
Citizens Bank	Alsip	IL	—	(1)	226	1,280	—	1,506	289	10/1/2008	1981
Citizens Bank	Calumet City	IL	—	(7)	168	393	—	561	35	4/26/2012	1975

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Chicago	IL	—	(7)	189	81	—	270	7	4/26/2012	1990
Citizens Bank	Chicago	IL	—	(1)	267	1,511	—	1,778	341	10/1/2008	1923
Citizens Bank	Chicago	IL	—	(1)	191	1,082	—	1,273	244	10/1/2008	1979
Citizens Bank	Elmwood Park	IL	—	(1)	431	2,441	—	2,872	481	6/1/2009	1977
Citizens Bank	Evergreen Park	IL	—	(1)	167	944	—	1,111	213	10/1/2008	1982
Citizens Bank	Lyons	IL	—	(1)	214	1,212	—	1,426	274	10/1/2008	1957
Citizens Bank	Olympia Fields	IL	—	(7)	426	1,704	—	2,130	152	4/26/2012	1974
Citizens Bank	Wilmington	IL	—	(1)	330	1,872	—	2,202	349	9/1/2009	1964
Citizens Bank	Dorchester	MA	—		386	386	—	772	34	4/26/2012	1960
Citizens Bank	Ludlow	MA	—	(1)	810	540	—	1,350	36	9/26/2012	1948
Citizens Bank	Malden	MA	—	(1)	488	596	—	1,084	40	9/26/2012	1920
Citizens Bank	Malden	MA	—		484	1,935	—	2,419	130	9/26/2012	1988
Citizens Bank	Medford	MA	—		589	1,094	—	1,683	73	9/26/2012	1938
Citizens Bank	New Bedford	MA	—	(1)	297	694	—	991	46	9/26/2012	1983
Citizens Bank	Randolph	MA	—		480	1,439	—	1,919	96	9/26/2012	1979
Citizens Bank	Somerville	MA	—	(1)	561	561	—	1,122	38	9/26/2012	1940
Citizens Bank	South Dennis	MA	—	(1)	—	1,294	—	1,294	75	12/14/2012	1986
Citizens Bank	Springfield	MA	—	(1)	187	747	—	934	27	5/10/2013	1975
Citizens Bank	Tewksbury	MA	—	(7)	266	1,063	—	1,329	95	4/26/2012	1998
Citizens Bank	Watertown	MA	—	(1)	443	542	—	985	36	9/26/2012	1950
Citizens Bank	Wilbraham	MA	—	(7)	148	591	—	739	53	4/26/2012	1967
Citizens Bank	Winthrop	MA	—	(1)	390	724	—	1,114	48	9/26/2012	1974
Citizens Bank	Woburn	MA	—	(1)	350	816	—	1,166	47	12/14/2012	1991

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Clinton Township	MI	—	(1)	574	3,250	—	3,824	746	9/1/2008	1970
Citizens Bank	Dearborn	MI	—	(1)	434	2,461	—	2,895	459	9/1/2009	1977
Citizens Bank	Dearborn	MI	—	(1)	385	2,184	—	2,569	407	9/1/2009	1974
Citizens Bank	Detroit	MI	—	(1)	112	636	—	748	148	8/1/2008	1958
Citizens Bank	Detroit	MI	—	(1)	204	1,159	—	1,363	270	8/1/2008	1956
Citizens Bank	Grosse Pointe	MI	—	(1)	410	2,322	—	2,732	508	12/1/2008	1975
Citizens Bank	Harper Woods	MI	—	(1)	207	1,171	—	1,378	273	8/1/2008	1983
Citizens Bank	Highland Park	MI	—	(1)	150	848	—	998	198	8/1/2008	1967
Citizens Bank	Lathrup Village	MI	—	(1)	283	1,602	—	1,885	362	10/1/2008	1980
Citizens Bank	Livonia	MI	—	(1)	261	1,476	—	1,737	344	8/1/2008	1959
Citizens Bank	Richmond	MI	—	(1)	168	951	—	1,119	222	8/1/2008	1980
Citizens Bank	Southfield	MI	—	(1)	283	1,605	—	1,888	368	9/1/2008	1975
Citizens Bank	St. Clair Shores	MI	—	(1)	309	1,748	—	2,057	407	8/1/2008	1961
Citizens Bank	Utica	MI	—	(1)	376	2,133	—	2,509	466	12/1/2008	1982
Citizens Bank	Warren	MI	—	(1)	178	1,009	—	1,187	228	10/1/2008	1963
Citizens Bank	Keene	NH	—		132	2,511	—	2,643	146	12/14/2012	1900
Citizens Bank	Manchester	NH	—	(1)	—	1,568	—	1,568	91	12/14/2012	1985
Citizens Bank	Manchester	NH	—	(1)	640	782	—	1,422	52	9/26/2012	1941
Citizens Bank	Ossipee	NH	—	(7)	176	264	—	440	24	4/26/2012	1980
Citizens Bank	Pelham	NH	—	(7)	113	340	—	453	30	4/26/2012	1983
Citizens Bank	Pittsfield	NH	—	(1)	160	908	—	1,068	205	10/1/2008	1976
Citizens Bank	Rollinsford	NH	—	(1)	78	444	—	522	100	10/1/2008	1977
Citizens Bank	Salem	NH	—	(1)	328	1,312	—	1,640	76	12/14/2012	1980
Citizens Bank	Haddon Heights	NJ	—	(1)	316	948	—	1,264	21	7/23/2013	1960
Citizens Bank	Marlton	NJ	—	(7)	444	825	—	1,269	74	4/26/2012	1988
Citizens Bank	Albany	NY	—	(9)	232	1,315	—	1,547	245	9/1/2009	1994
Citizens Bank	Amherst (Buffalo)	NY	—	(9)	238	1,348	—	1,586	266	6/1/2009	1995
Citizens Bank	East Aurora	NY	—	(9)	162	919	—	1,081	181	6/1/2009	1996
Citizens Bank	Greene	NY	—	(9)	216	1,227	—	1,443	229	9/1/2009	1994
Citizens Bank	Johnstown	NY	—	(9)	163	923	—	1,086	172	9/1/2009	1994
Citizens Bank	Port Jervis	NY	—	(9)	143	811	—	954	169	3/1/2009	1964
Citizens Bank	Rochester	NY	—	(9)	166	943	—	1,109	186	6/1/2009	1962

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Schenectady	NY	—	(9)	292	1,655	—	1,947	309	9/1/2009	1994
Citizens Bank	Vails Gate	NY	—	(9)	284	1,610	—	1,894	300	9/1/2009	1968
Citizens Bank	Whitesboro	NY	—	(9)	130	739	—	869	138	9/1/2009	1994
Citizens Bank	Alliance	OH	—	(1)	204	1,156	—	1,360	274	7/1/2008	1972
Citizens Bank	Bedford	OH	—	(7)	175	699	—	874	62	4/26/2012	2005
Citizens Bank	Boardman	OH	—	(1)	280	1,589	—	1,869	376	7/1/2008	1984
Citizens Bank	Broadview Heights	OH	—	(1)	201	1,140	—	1,341	237	3/1/2009	2000
Citizens Bank	Brunswick	OH	—	(1)	186	1,057	—	1,243	250	7/1/2008	2004
Citizens Bank	Cleveland	OH	—	(1)	239	1,357	—	1,596	321	7/1/2008	2003
Citizens Bank	Cleveland	OH	—	(1)	210	1,190	—	1,400	282	7/1/2008	1950
Citizens Bank	Cleveland	OH	—	(1)	182	1,031	—	1,213	244	7/1/2008	1960
Citizens Bank	Fairlawn	OH	—		511	2,045	—	2,556	119	12/14/2012	1979
Citizens Bank	Lakewood	OH	—	(1)	196	1,111	—	1,307	207	9/1/2009	1965
Citizens Bank	Louisville	OH	—	(1)	191	1,080	—	1,271	255	7/1/2008	1960
Citizens Bank	Massillon	OH	—	(1)	287	1,624	—	1,911	384	7/1/2008	1976
Citizens Bank	Massillon	OH	—	(1)	212	1,202	—	1,414	284	7/1/2008	1958
Citizens Bank	Mentor	OH	—	(1)	178	1,011	—	1,189	228	10/1/2008	1976
Citizens Bank	Northfield	OH	—	(1)	317	1,797	—	2,114	406	10/1/2008	1960
Citizens Bank	Parma	OH	—	(7)	248	744	—	992	66	4/26/2012	1972
Citizens Bank	Parma	OH	—	(1)	475	581	—	1,056	34	12/14/2012	1971
Citizens Bank	Rocky River	OH	—	(1)	283	1,602	—	1,885	299	9/1/2009	1965
Citizens Bank	South Russell	OH	—	(1)	106	957	—	1,063	56	12/14/2012	1981
Citizens Bank	Wadsworth	OH	—	(1)	158	893	—	1,051	211	7/1/2008	1994
Citizens Bank	Willoughby	OH	—	(1)	395	2,239	—	2,634	506	10/1/2008	1920
Citizens Bank	Allison Park	PA	—	(1)	314	733	—	1,047	49	9/26/2012	1972
Citizens Bank	Altoona	PA	—	(1)	153	459	—	612	27	12/14/2012	1971
Citizens Bank	Ambridge	PA	—	(9)	215	1,217	—	1,432	227	9/1/2009	1925
Citizens Bank	Ashley	PA	—	(1)	225	675	—	900	39	12/14/2012	1928
Citizens Bank	Beaver Falls	PA	—	(1)	138	553	—	691	37	9/26/2012	1968
Citizens Bank	Carlisle	PA	—	(7)	234	546	—	780	49	4/26/2012	1960+
Citizens Bank	Dallas	PA	—	(1)	213	1,205	—	1,418	81	9/26/2012	1949
Citizens Bank	Dillsburg	PA	—	(1)	232	926	—	1,158	54	12/14/2012	1935

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Drexel Hill	PA	—	(1)	266	1,064	—	1,330	62	12/14/2012	1950
Citizens Bank	Erie	PA	—	(1)	168	671	—	839	39	12/14/2012	1954
Citizens Bank	Glenside	PA	—		343	1,370	—	1,713	43	5/22/2013	1958
Citizens Bank	Grove City	PA	—	(7)	292	239	—	531	21	4/26/2012	1977
Citizens Bank	Grove City	PA	—	(7)	41	782	—	823	70	4/26/2012	1920
Citizens Bank	Harrisburg	PA	—	(7)	512	419	—	931	37	4/26/2012	1967
Citizens Bank	Havertown	PA	—	(1)	219	875	—	1,094	59	9/26/2012	2003
Citizens Bank	Homestead	PA	—	(1)	202	807	—	1,009	54	9/26/2012	1960
Citizens Bank	Kingston	PA	—	(1)	404	943	—	1,347	55	12/14/2012	1977
Citizens Bank	Kutztown	PA	—	(7)	81	725	—	806	65	5/11/2012	1974
Citizens Bank	Lancaster	PA	—	(7)	368	552	—	920	49	4/26/2012	1965
Citizens Bank	Lancaster	PA	—	(1)	383	468	—	851	31	9/26/2012	1967
Citizens Bank	Latrobe	PA	—	(1)	148	591	—	739	34	12/14/2012	1969
Citizens Bank	Lititz	PA	—	(7)	37	708	—	745	63	4/26/2012	1964
Citizens Bank	Lower Burrell	PA	—	(1)	180	722	—	902	42	12/14/2012	1980
Citizens Bank	Mechanicsburg	PA	—		288	2,590	—	2,878	174	9/26/2012	1900
Citizens Bank	Mercer	PA	—	(1)	105	314	—	419	18	12/14/2012	1964
Citizens Bank	Metamoras	PA	—	(1)	509	946	—	1,455	55	12/14/2012	1920
Citizens Bank	Milford	PA	—	(1)	513	769	—	1,282	45	12/14/2012	1981
Citizens Bank	Monesson	PA	—	(9)	198	1,123	—	1,321	209	9/1/2009	1930
Citizens Bank	Mount Lebanon	PA	—		215	1,939	—	2,154	130	9/26/2012	1960
Citizens Bank	Mountain Top	PA	—	(1)	111	631	—	742	37	12/14/2012	1980
Citizens Bank	Munhall	PA	—	(7)	191	191	—	382	17	4/26/2012	1973
Citizens Bank	Narberth	PA	—	(9)	420	2,381	—	2,801	548	9/1/2009	1935
Citizens Bank	New Stanton	PA	—	(7)	330	612	—	942	55	4/26/2012	1975
Citizens Bank	Oakmont	PA	—	(1)	199	1,127	—	1,326	65	12/14/2012	1967
Citizens Bank	Philadelphia	PA	—	(7)	184	735	—	919	66	4/26/2012	1904

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Citizens Bank	Philadelphia	PA	—	(1)	127	722	—	849	42	12/14/2012	1920
Citizens Bank	Pittsburgh	PA	—	(1)	185	1,051	—	1,236	61	12/14/2012	1960
Citizens Bank	Pittsburgh	PA	—	(1)	389	1,168	—	1,557	68	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	(1)	146	2,770	—	2,916	161	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	—		470	2,661	—	3,131	154	12/14/2012	1980
Citizens Bank	Pittsburgh	PA	—	(1)	215	1,219	—	1,434	82	9/26/2012	1970
Citizens Bank	Pittsburgh	PA	—	(1)	256	767	—	1,023	51	9/26/2012	1970
Citizens Bank	Shippensburg	PA	—	(7)	143	429	—	572	38	4/26/2012	1985
Citizens Bank	Slovan	PA	—	(7)	217	117	—	334	10	4/26/2012	1975
Citizens Bank	State College	PA	—	(7)	256	475	—	731	42	4/26/2012	1966
Citizens Bank	Temple	PA	—	(1)	268	626	—	894	42	9/26/2012	1936
Citizens Bank	Turtle Creek	PA	—	(1)	308	923	—	1,231	62	9/26/2012	1970
Citizens Bank	Tyrone	PA	—	(1)	146	583	—	729	34	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	(1)	411	617	—	1,028	36	12/14/2012	1966
Citizens Bank	Verona	PA	—	(7)	264	616	—	880	55	4/26/2012	1972
Citizens Bank	West Grove	PA	—	(7)	181	725	—	906	65	4/26/2012	1980
Citizens Bank	West Hazelton	PA	—	(1)	279	2,509	—	2,788	168	9/26/2012	1900
Citizens Bank	York	PA	—	(7)	337	626	—	963	56	4/26/2012	1955
Citizens Bank	Coventry	RI	—	(1)	559	559	—	1,118	37	9/26/2012	1968
Citizens Bank	Johnston	RI	—	(1)	343	1,030	—	1,373	69	9/26/2012	1972
Citizens Bank	North Providence	RI	—		200	1,800	—	2,000	96	12/31/2012	1971
Citizens Bank	Wakefield	RI	—	(1)	517	959	—	1,476	64	9/26/2012	1976
Citizens Bank	Warren	RI	—	(1)	328	609	—	937	41	9/26/2012	1980
Citizens Bank	Warwick	RI	—	(1)	1,570	5,544	—	7,114	58	9/24/2013	1996
Citizens Bank	Warwick	RI	—	(1)	1,870	9,662	—	11,532	102	9/24/2013	1995
Citizens Bank	Middlebury	VT	—	(1)	363	544	—	907	32	12/14/2012	1969
Citizens Bank	Poultney	VT	—	(1)	149	847	—	996	176	3/1/2009	1860
Citizens Bank	St. Albans	VT	—	(1)	141	798	—	939	166	3/1/2009	1989
Citizens Bank	White River Junction	VT	—	(1)	183	1,039	—	1,222	216	3/1/2009	1975
Comcast Corporation	Englewood	CO	—		1,490	5,060	—	6,550	45	11/5/2013	2011
Community Bank	Whitehall	NY	—	(9)	106	600	—	706	112	9/1/2009	1950
Community National Bank	Lake Mary	FL	—		1,230	1,504	—	2,734	18	10/1/2013	1990

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
Cooper Tire & Rubber Company	Franklin	IN	16,998		4,438	33,994	—	38,432	346	11/5/2013	2009
County of Yolo, California	Woodland	CA	10,332		2,640	13,681	—	16,321	108	11/5/2013	2001
Cracker Barrel	Braselton	GA	—		1,294	2,403	—	3,697	197	11/13/2012	2005
Cracker Barrel	Bremen	GA	—		1,012	2,361	—	3,373	194	11/13/2012	2006
Cracker Barrel	Mebane	NC	—		1,106	2,054	—	3,160	169	11/13/2012	2004
Cracker Barrel	Emporia	VA	—		972	2,267	—	3,239	186	11/13/2012	2004
Cracker Barrel	Woodstock	VA	—		928	2,164	—	3,092	178	11/13/2012	2005
Crozer-Keystone Health System	Ridley Park	PA	2,332		—	6,114	—	6,114	51	11/5/2013	2004
CVS	Phoenix	AZ	—		1,511	4,533	—	6,044	62	10/1/2013	2012
CVS	Phoenix	AZ	—		901	2,704	—	3,605	37	10/1/2013	2012
CVS	Fresno	CA	—		1,890	4,409	—	6,299	60	10/1/2013	2012
CVS	Palmdale	CA	—		2,493	4,630	—	7,123	63	10/1/2013	2012
CVS	Sacramento	CA	—		2,163	4,016	—	6,179	55	10/1/2013	2012
CVS	Norwich	CT	—		1,998	5,995	—	7,993	82	10/1/2013	2011
CVS	Lakeland	FL	—		587	2,347	—	2,934	32	10/1/2013	2012
CVS	St. Cloud	FL	—		1,534	1,875	—	3,409	84	4/12/2013	2002
CVS	Alpharetta	GA	—	(1)	572	858	—	1,430	64	9/28/2012	1994
CVS	Stockbridge	GA	—	(1)	855	1,283	—	2,138	64	2/28/2013	1998
CVS	Vidalia	GA	—	(1)	368	1,105	—	1,473	83	9/28/2012	2000
CVS	Franklin	IN	—	(1)	310	2,787	—	3,097	293	3/29/2012	1999
CVS	Mandeville	LA	—		2,385	2,915	—	5,300	40	10/1/2013	2012
CVS	Metairie	LA	—		1,895	3,519	—	5,414	48	10/1/2013	2012
CVS	New Orleans	LA	—		2,439	2,439	—	4,878	34	10/1/2013	2012
CVS	Slidell	LA	—		1,142	4,568	—	5,710	63	10/1/2013	2012
CVS	Hingham	MA	—		1,873	5,619	—	7,492	76	10/1/2013	2012
CVS	Malden	MA	—		1,757	5,271	—	7,028	72	10/1/2013	2012
CVS	Detroit	MI	—	(1)	270	2,427	—	2,697	121	2/28/2013	1999
CVS	Harper Woods	MI	—	(1)	499	2,829	—	3,328	141	2/28/2013	1999
CVS	St. Joseph	MO	—		1,022	3,067	—	4,089	42	10/1/2013	2012
CVS	Beaufort	NC	—		378	3,404	—	3,782	46	10/1/2013	2011
CVS	Albuquerque	NM	—		975	3,899	—	4,874	53	10/1/2013	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12) (13)	Date Acquired	Date of Construction
CVS	Albuquerque	NM	—		1,029	4,118	—	5,147	57	10/1/2013	2011
CVS	Las Cruces	NM	—		1,295	5,178	—	6,473	71	10/1/2013	2012
CVS	Las Vegas	NV	—		1,374	3,207	—	4,581	257	8/22/2012	2004
CVS	Rochester	NY	—	(1)	965	1,180	—	2,145	83	11/8/2012	1997
CVS	Tulsa	OK	—		950	2,216	—	3,166	30	10/1/2013	2010
CVS	Freeland	PA	—		122	1,096	—	1,218	93	8/8/2012	2004
CVS	Mechanicsburg	PA	—		1,155	3,465	—	4,620	225	11/29/2012	2008
CVS	Shippensburg	PA	—		351	1,988	—	2,339	109	2/8/2013	2002
CVS	Greenville	SC	—	(1)	169	1,520	—	1,689	76	2/28/2013	1997
CVS	Jackson	TN	—		1,209	2,822	—	4,031	38	10/1/2013	2012
CVS	Knoxville	TN	—		1,190	2,210	—	3,400	30	10/1/2013	2011
CVS	Nashville	TN	—	(1)	203	1,148	—	1,351	86	9/28/2012	1996
CVS	Converse	TX	—		1,390	3,243	—	4,633	45	10/1/2013	2011
CVS	Dumas	TX	—		846	2,537	—	3,383	35	10/1/2013	2011
CVS	Elsa	TX	—		915	2,744	—	3,659	37	10/1/2013	2011
CVS	Fort Worth	TX	—		2,453	3,679	—	6,132	50	10/1/2013	2011
CVS	San Antonio	TX	—		1,996	2,993	—	4,989	41	10/1/2013	2011
CVS	San Antonio	TX	—		2,034	3,778	—	5,812	52	10/1/2013	2011
CVS	San Antonio	TX	—		868	2,605	—	3,473	36	10/1/2013	2012
CVS	San Juan	TX	—		610	2,441	—	3,051	34	10/1/2013	2012
CVS	Norfolk	VA	—		697	2,789	—	3,486	38	10/1/2013	2011
CVS	Portsmouth	VA	—		1,230	3,690	—	4,920	50	10/1/2013	2012
CVS	Roanoke	VA	—		825	2,474	—	3,299	34	10/1/2013	2011
CVS	Virginia Beach	VA	—		683	3,868	—	4,551	53	10/1/2013	2012
CVS	Williamsburg	VA	—		907	5,137	—	6,044	70	10/1/2013	2011
Dairy Queen	Mauldin	SC	—	(1)	133	—	—	133	—	6/27/2013	1979
Dairy Queen	Alto	TX	—	(1)	50	110	—	160	3	6/27/2013	1972

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dairy Queen	Pineland	TX	—	(1)	40	120	—	160	3	6/27/2013	1989
Dairy Queen	Silsbee	TX	—	(1)	60	100	—	160	3	6/27/2013	1988
DaVita Dialysis	Osceola	AR	—	(1)	137	1,232	—	1,369	43	3/28/2013	2009
DaVita Dialysis	Allen Park	MI	—	(1)	209	1,885	—	2,094	102	12/31/2012	1955
DaVita Dialysis	St. Pauls	NC	—	(1)	138	1,246	—	1,384	24	8/2/2013	2006
DaVita Dialysis	Beeville	TX	—	(1)	99	1,879	—	1,978	102	12/31/2012	2002
DaVita Dialysis	Federal Way	WA	—		1,929	22,357	—	24,286	1,509	11/21/2012	2000
DC Sports Bar & Steakhouse	Eunice	LA	—	(1)	500	262	—	762	8	6/27/2013	1987
Del Monte Corporation	Lathrop	CA	32,694		—	41,318	—	41,318	420	11/5/2013	1994
Denny’s	Winter Springs	FL	—	(1)	550	1,668	—	2,218	48	6/27/2013	1994
Denny’s	Merriam	KS	—	(1)	390	1,150	—	1,540	33	6/27/2013	1981
Denny’s	Topeka	KS	—	(1)	630	446	—	1,076	13	6/27/2013	1989
Denny’s	Branson	MO	—	(1)	620	2,209	—	2,829	63	6/27/2013	1995
Denny’s	Kansas City	MO	—	(1)	750	686	—	1,436	20	6/27/2013	1997
Denny’s	North Kansas City	MO	—	(1)	630	937	—	1,567	27	6/27/2013	1979
Denny’s	Sedalia	MO	—	(1)	500	783	—	1,283	22	6/27/2013	1985
Denny’s	Black Mountain	NC	—	(1)	210	505	—	715	14	6/27/2013	1992
Denny’s	Mooresville	NC	—	(1)	250	841	—	1,091	24	6/27/2013	1992
Denny’s	Watertown	NY	—	(1)	330	1,107	—	1,437	32	6/27/2013	1987
Denny’s	Fremont	OH	—	(1)	320	975	—	1,295	28	6/27/2013	1992
Denny’s	Ontario	OR	—	(1)	240	1,067	—	1,307	31	6/27/2013	1978
Denny’s	Columbia	SC	—	(1)	490	1,115	—	1,605	32	6/27/2013	1998
Denny’s	Greenville	SC	—	(1)	570	554	—	1,124	16	6/27/2013	1985
Denny’s	Pasadena	TX	—	(1)	500	1,316	—	1,816	38	6/27/2013	1981
Dollar General	Birmingham	AL	—	(1)	156	882	—	1,038	78	6/6/2012	2012
Dollar General	Chunchula	AL	—	(1)	174	697	—	871	65	4/25/2012	2012
Dollar General	Moulton	AL	—	(1)	517	1,207	—	1,724	113	4/26/2012	2012
Dollar General	Gardendale	AL	—	(1)	142	805	—	947	64	8/9/2012	2012
Dollar General	Red Level	AL	—		120	680	—	800	83	10/31/2011	2010
Dollar General	Tarrant	AL	—	(5)	217	869	—	1,086	102	12/12/2011	2011
Dollar General	Tuscaloosa	AL	—		133	756	—	889	85	12/30/2011	2011
Dollar General	Ash Flat	AR	—	(1)	44	132	—	176	11	6/19/2012	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Batesville	AR	—	(1)	32	285	—	317	7	7/25/2013	1998
Dollar General	Batesville	AR	—	(1)	42	374	—	416	9	7/25/2013	1999
Dollar General	Beebe	AR	—	(1)	51	458	—	509	11	7/25/2013	1999
Dollar General	Bella Vista	AR	—	(1)	129	302	—	431	37	11/10/2011	2005
Dollar General	Bergman	AR	—	(1)	113	639	—	752	54	7/2/2012	2011
Dollar General	Blytheville	AR	—	(1)	30	274	—	304	6	7/25/2013	2000
Dollar General	Carlisle	AR	—	(1)	13	245	—	258	30	11/10/2011	2005
Dollar General	Des Arc	AR	—	(1)	56	508	—	564	12	7/25/2013	1999
Dollar General	Dumas	AR	—	(1)	46	412	—	458	10	7/25/2013	1998
Dollar General	Flippin	AR	—	(1)	53	64	—	117	5	6/19/2012	1994
Dollar General	Gassville	AR	—	(1)	54	305	—	359	7	7/25/2013	1999
Dollar General	Green Forest	AR	—	(1)	52	293	—	345	36	11/10/2011	2005
Dollar General	Higdon	AR	—	(1)	52	469	—	521	11	7/25/2013	1999
Dollar General	Lake Village	AR	—	(1)	64	362	—	426	8	7/25/2013	1998
Dollar General	Lepanto	AR	—	(1)	43	389	—	432	9	7/25/2013	1998
Dollar General	Little Rock	AR	—	(1)	73	412	—	485	10	7/25/2013	1999
Dollar General	Marvell	AR	—	(1)	40	358	—	398	8	7/25/2013	1999
Dollar General	Maynard	AR	—	(1)	73	654	—	727	40	12/4/2012	2011
Dollar General	McGehee	AR	—	(1)	25	228	—	253	5	7/25/2013	1998
Dollar General	Quitman	AR	—	(1)	45	405	—	450	9	7/25/2013	2001
Dollar General	Searcy	AR	—	(1)	29	263	—	292	6	7/25/2013	1998
Dollar General	Tuckerman	AR	—	(1)	49	280	—	329	7	7/25/2013	1999
Dollar General	Whitehall	AR	—	(1)	43	388	—	431	9	7/25/2013	1999
Dollar General	Wooster	AR	—	(1)	74	664	—	738	40	12/4/2012	2011
Dollar General	Grand Ridge	FL	—		76	684	—	760	77	12/30/2011	2010
Dollar General	Molina	FL	—		178	1,007	—	1,185	123	10/31/2011	2010
Dollar General	Panama City	FL	—	(1)	139	312	—	451	23	6/19/2012	1987
Dollar General	Chariton	IA	—	(1)	165	934	—	1,099	70	8/31/2012	2012
Dollar General	Estherville	IA	—	(1)	226	903	—	1,129	59	10/25/2012	2012
Dollar General	Hampton	IA	—	(5)	188	751	—	939	81	2/1/2012	2012
Dollar General	Lake Milles	IA	—	(5)	81	728	—	809	78	2/1/2012	2012
Dollar General	Nashua	IA	—	(1)	136	768	—	904	58	9/6/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Ottumwa	IA	—	(1)	143	812	—	955	42	1/31/2013	2012
Dollar General	Altamont	IL	—	(6)	211	844	—	1,055	87	3/9/2012	2012
Dollar General	Carthage	IL	—	(1)	48	908	—	956	68	8/31/2012	2012
Dollar General	Jacksonville	IL	—	(1)	145	823	—	968	62	8/31/2012	2012
Dollar General	Jonesboro	IL	—	(1)	77	309	—	386	38	11/10/2011	2007
Dollar General	Lexington	IL	—	(1)	100	899	—	999	63	9/21/2012	2012
Dollar General	Marion	IL	—	(1)	153	867	—	1,020	61	9/24/2012	2012
Dollar General	Mt Morris	IL	—	(1)	97	877	—	974	49	12/17/2012	2012
Dollar General	Monroeville	IN	—	(5)	112	636	—	748	71	12/22/2011	2011
Dollar General	Auburn	KS	—	(1)	42	801	—	843	60	8/31/2012	2009
Dollar General	Caney	KS	—	(1)	31	178	—	209	15	6/19/2012	2002
Dollar General	Cottonwood Falls	KS	—	(1)	89	802	—	891	60	8/31/2012	2009
Dollar General	Erie	KS	—	(1)	42	790	—	832	59	8/31/2012	2009
Dollar General	Garden City	KS	—	(1)	136	771	—	907	58	8/31/2012	2010
Dollar General	Harper	KS	—	(1)	91	818	—	909	61	8/31/2012	2009
Dollar General	Humboldt	KS	—	(1)	44	828	—	872	62	8/31/2012	2009
Dollar General	Kingman	KS	—	(1)	142	804	—	946	60	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	(1)	40	765	—	805	57	8/31/2012	2010
Dollar General	Minneapolis	KS	—	(1)	43	816	—	859	61	8/31/2012	2010
Dollar General	Pomona	KS	—	(1)	42	796	—	838	60	8/31/2012	2009
Dollar General	Sedan	KS	—	(1)	42	792	—	834	59	8/31/2012	2009
Dollar General	Syracuse	KS	—	(1)	43	817	—	860	61	8/31/2012	2010
Dollar General	Nancy	KY	—	(1)	81	733	—	814	69	4/26/2012	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Choudrant	LA	—		83	745	—	828	80	2/6/2012	2011
Dollar General	Converse	LA	—	(1)	84	756	—	840	53	9/26/2012	2012
Dollar General	Doyline	LA	—	(1)	88	793	—	881	48	11/27/2012	2012
Dollar General	Gardner	LA	—	(6)	138	784	—	922	81	3/8/2012	2012
Dollar General	Jonesville	LA	—	(1)	103	929	—	1,032	65	9/27/2012	2012
Dollar General	Keithville	LA	—	(1)	83	750	—	833	60	7/26/2012	2012
Dollar General	Lake Charles	LA	—		102	919	—	1,021	95	2/29/2012	2012
Dollar General	Mangham	LA	—		40	759	—	799	82	2/6/2012	2011
Dollar General	Mt. Hermon	LA	—	(1)	94	842	—	936	91	2/6/2012	2011
Dollar General	New Iberia	LA	—	(1)	315	736	—	1,051	69	4/26/2012	2011
Dollar General	Patterson	LA	—		259	1,035	—	1,294	97	4/26/2012	2011
Dollar General	Richwood	LA	—	(1)	97	869	—	966	94	2/6/2012	2011
Dollar General	Sarepta	LA	—	(1)	131	743	—	874	59	8/9/2012	2011
Dollar General	West Monroe	LA	—	(1)	153	869	—	1,022	89	3/9/2012	2012
Dollar General	Zachary	LA	—	(1)	248	743	—	991	70	4/26/2012	2011
Dollar General	Bangor	MI	—	(1)	173	691	—	864	58	7/10/2012	2012
Dollar General	Cadillac	MI	—	(6)	187	747	—	934	73	3/16/2012	2012
Dollar General	Carleton	MI	—	(6)	222	666	—	888	65	3/16/2012	2011
Dollar General	Covert	MI	—	(1)	37	704	—	741	53	8/30/2012	2012
Dollar General	Durand	MI	—	(1)	181	726	—	907	65	5/18/2012	2012
Dollar General	East Jordan	MI	—	(1)	125	709	—	834	60	7/10/2012	2012
Dollar General	Flint	MI	—	(6)	83	743	—	826	66	5/18/2012	2012
Dollar General	Flint	MI	—	(1)	91	820	—	911	54	10/31/2012	2012
Dollar General	Gaylord	MI	—	(1)	172	687	—	859	58	7/10/2012	2012
Dollar General	Iron River	MI	—	(1)	86	777	—	863	58	8/30/2012	2012
Dollar General	Melvindale	MI	—	(1)	242	967	—	1,209	81	6/26/2012	2012
Dollar General	Negaunee	MI	—	(1)	87	779	—	866	58	8/30/2012	2012
Dollar General	Roscommon	MI	—	(1)	87	781	—	868	58	8/30/2012	2012
Dollar General	Melrose	MN	—	(1)	96	863	—	959	48	12/17/2012	2012
Dollar General	Montgomery	MN	—	(1)	87	783	—	870	44	12/17/2012	2012
Dollar General	Olivia	MN	—	(1)	98	884	—	982	46	1/31/2013	2012
Dollar General	Rush City	MN	—	(1)	126	716	—	842	57	7/25/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Springfield	MN	—	(1)	88	795	—	883	45	12/26/2012	2012
Dollar General	Virginia	MN	—	(1)	147	831	—	978	47	1/14/2013	2012
Dollar General	Appleton City	MO	—	(1)	22	124	—	146	15	11/10/2011	2004
Dollar General	Ash Grove	MO	—	(1)	35	315	—	350	38	11/10/2011	2006
Dollar General	Ashland	MO	—	(1)	70	398	—	468	48	11/10/2011	2006
Dollar General	Auxvasse	MO	—	(2)	72	650	—	722	76	11/22/2011	2011
Dollar General	Belton	MO	—	(1)	105	948	—	1,053	75	8/3/2012	2012
Dollar General	Berkeley	MO	—	(1)	132	748	—	880	53	10/9/2012	2012
Dollar General	Bernie	MO	—	(1)	35	314	—	349	38	11/10/2011	2007
Dollar General	Bloomfield	MO	—	(1)	23	209	—	232	25	11/10/2011	2005
Dollar General	Cardwell	MO	—	(1)	89	805	—	894	60	8/24/2012	2012
Dollar General	Carterville	MO	—	(8)	10	192	—	202	23	11/10/2011	2004
Dollar General	Caruthersville	MO	—	(1)	98	878	—	976	62	9/27/2012	2012
Dollar General	Clarkton	MO	—	(1)	19	354	—	373	43	11/10/2011	2007
Dollar General	Clever	MO	—	(1)	136	542	—	678	46	6/19/2012	2010
Dollar General	Concordia	MO	—	(1)	40	161	—	201	14	6/19/2012	1998
Dollar General	Conway	MO	—	(2)	37	694	—	731	81	11/22/2011	2011
Dollar General	Diamond	MO	—	(1)	44	175	—	219	21	11/10/2011	2005
Dollar General	Edina	MO	—	(1)	127	722	—	849	54	9/13/2012	2012
Dollar General	Ellsinore	MO	—	(8)	30	579	—	609	70	11/10/2011	2010
Dollar General	Gower	MO	—	(1)	118	668	—	786	50	8/31/2012	2012
Dollar General	Greenfield	MO	—	(1)	42	378	—	420	32	6/19/2012	2000
Dollar General	Hallsville	MO	—	(8)	29	263	—	292	32	11/10/2011	2004
Dollar General	Hawk Point	MO	—	(1)	177	709	—	886	53	8/24/2012	2012
Dollar General	Humansville	MO	—	(1)	69	277	—	346	23	6/19/2012	2007
Dollar General	Jennings	MO	—	(1)	445	826	—	1,271	70	7/13/2012	2012
Dollar General	Kansas City	MO	—	(1)	313	731	—	1,044	51	9/21/2012	2012
Dollar General	King City	MO	—	(2)	33	625	—	658	73	11/22/2011	2010
Dollar General	Lawson	MO	—	(1)	29	162	—	191	20	11/10/2011	2003
Dollar General	Lebanon	MO	—	(1)	278	835	—	1,113	59	9/26/2012	2012
Dollar General	Lebanon	MO	—	(1)	177	708	—	885	50	9/24/2012	2012
Dollar General	Licking	MO	—	(2)	76	688	—	764	80	11/22/2011	2010

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Lilbourne	MO	—	(8)	62	554	—	616	67	11/10/2011	2010
Dollar General	Marble Hill	MO	—	(1)	104	935	—	1,039	70	9/11/2012	2012
Dollar General	Marionville	MO	—	(1)	89	797	—	886	52	10/31/2012	2012
Dollar General	Marthasville	MO	—		41	782	—	823	84	2/1/2012	2011
Dollar General	Maysville	MO	—	(2)	107	607	—	714	74	10/31/2011	2010
Dollar General	Morehouse	MO	—	(1)	87	783	—	870	59	9/7/2012	2012
Dollar General	New Haven	MO	—	(1)	176	702	—	878	66	4/27/2012	2012
Dollar General	Oak Grove	MO	—	(1)	27	106	—	133	9	6/19/2012	1999
Dollar General	Oran	MO	—	(6)	83	747	—	830	73	3/30/2012	2012
Dollar General	Osceola	MO	—	(1)	93	835	—	928	39	2/19/2013	2012
Dollar General	Ozark	MO	—	(6)	190	758	—	948	71	4/27/2012	2012
Dollar General	Ozark	MO	—	(1)	149	842	—	991	59	9/24/2012	2012
Dollar General	Pacific	MO	—	(1)	151	853	—	1,004	76	6/6/2012	2012
Dollar General	Palmyra	MO	—	(1)	40	225	—	265	19	6/19/2012	2003
Dollar General	Plattsburg	MO	—	(1)	44	843	—	887	67	8/9/2012	2012
Dollar General	Qulin	MO	—	(8)	30	573	—	603	70	11/10/2011	2009
Dollar General	Robertsville	MO	—	(1)	131	744	—	875	56	8/24/2012	2011
Dollar General	Rocky Mount	MO	—	(1)	88	789	—	877	59	8/31/2012	2012
Dollar General	Sedalia	MO	—	(1)	273	637	—	910	48	9/7/2012	2012
Dollar General	Senath	MO	—	(1)	61	552	—	613	47	6/19/2012	2010
Dollar General	Seneca	MO	—	(1)	47	189	—	236	16	6/19/2012	1962
Dollar General	Sikeston	MO	—	(6)	56	1,056	—	1,112	109	2/24/2012	2011
Dollar General	Sikeston	MO	—	(1)	144	819	—	963	61	8/24/2012	2012
Dollar General	Springfield	MO	—	(1)	378	702	—	1,080	62	6/14/2012	2012
Dollar General	St James	MO	—	(1)	81	244	—	325	21	6/19/2012	1999
Dollar General	St. Clair	MO	—		220	879	—	1,099	99	12/30/2011	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	St. Louis	MO	—	(1)	372	692	—	1,064	52	8/31/2012	2012
Dollar General	St. Louis	MO	—	(1)	260	606	—	866	43	9/26/2012	2012
Dollar General	Stanberry	MO	—	(3)	111	629	—	740	74	11/22/2011	2010
Dollar General	Steele	MO	—	(8)	31	598	—	629	73	11/10/2011	2009
Dollar General	Strafford	MO	—	(8)	51	461	10	522	56	11/10/2011	2009
Dollar General	Vienna	MO	—	(6)	78	704	—	782	72	2/24/2012	2011
Dollar General	Willow Springs	MO	—	(1)	24	213	—	237	18	6/19/2012	2002
Dollar General	Winona	MO	—	(1)	52	155	—	207	13	6/19/2012	2001
Dollar General	Edwards	MS	—		75	671	—	746	75	12/30/2011	2011
Dollar General	Greensville	MS	—		82	739	—	821	83	12/30/2011	2011
Dollar General	Hickory	MS	—	(1)	77	692	—	769	58	7/2/2012	2011
Dollar General	Jackson	MS	—	(1)	198	793	—	991	56	9/27/2012	2011
Dollar General	Meridian	MS	—	(1)	178	713	—	891	53	9/13/2012	2011
Dollar General	Meridian	MS	—	(1)	40	754	—	794	56	9/13/2012	2011
Dollar General	Moorhead	MS	—	(6)	107	606	—	713	57	5/1/2012	2011
Dollar General	Natchez	MS	—	(1)	166	664	—	830	59	6/11/2012	2012
Dollar General	Soso	MS	—	(6)	116	658	—	774	65	4/12/2012	2011
Dollar General	Stonewall	MS	—	(1)	116	655	—	771	55	7/2/2012	2011
Dollar General	Stringer	MS	—	(1)	116	655	—	771	55	7/2/2012	2011
Dollar General	Walmut Grove	MS	—		71	641	—	712	72	12/30/2011	2011
Dollar General	Fayetteville	NC	—		216	647	—	863	70	2/6/2012	2011
Dollar General	Hickory	NC	—	(1)	89	804	—	893	64	8/13/2012	2012
Dollar General	Ocean Isle Beach	NC	—		341	633	—	974	68	2/6/2012	2011
Dollar General	Tryon	NC	—	(1)	139	789	—	928	63	8/13/2012	2012
Dollar General	Vass	NC	—		226	528	—	754	57	2/6/2012	2011
Dollar General	Farmington	NM	—	(1)	269	807	—	1,076	60	9/6/2012	2012
Dollar General	Forest	OH	—		76	681	—	757	83	10/31/2011	2010
Dollar General	Greenfield	OH	—		110	986	—	1,096	102	2/23/2012	2011
Dollar General	Loudonville	OH	—	(1)	236	945	—	1,181	84	6/6/2012	2012
Dollar General	Lucasville	OH	—	(1)	223	893	—	1,116	79	5/16/2012	2012
Dollar General	New Carlisle	OH	—	(1)	215	860	—	1,075	72	7/10/2012	2012
Dollar General	New Matamoras	OH	—		123	696	—	819	85	10/31/2011	2010

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Payne	OH	—	(3)	81	729	—	810	89	10/31/2011	2010
Dollar General	Pleasant City	OH	—	(3)	131	740	—	871	90	10/31/2011	2010
Dollar General	Calera	OK	—	(1)	136	770	—	906	58	8/31/2012	2010
Dollar General	Commerce	OK	—	(1)	38	341	—	379	41	11/10/2011	2006
Dollar General	Hartshorne	OK	—	(1)	100	898	—	998	67	8/31/2012	2010
Dollar General	Lexington	OK	—	(1)	85	761	—	846	57	8/31/2012	2010
Dollar General	Maud	OK	—	(1)	76	688	—	764	51	8/31/2012	2010
Dollar General	Maysville	OK	—	(1)	41	785	—	826	59	8/31/2012	2010
Dollar General	Nowata	OK	—	(1)	43	128	—	171	11	6/19/2012	1998
Dollar General	Rush Spring	OK	—	(1)	87	779	—	866	58	8/31/2012	2010
Dollar General	Doyle	TN	—	(1)	75	679	—	754	51	8/22/2012	2012
Dollar General	Manchester	TN	—	(1)	114	646	—	760	51	7/26/2012	2012
Dollar General	McMinnville	TN	—	(1)	120	679	—	799	57	7/12/2012	2012
Dollar General	Pleasant Hill	TN	—		39	747	—	786	84	12/30/2011	2011
Dollar General	Academy	TX	—	(1)	122	693	—	815	65	4/27/2012	2012
Dollar General	Alto Bonito	TX	—	(5)	163	652	—	815	70	2/1/2012	2011
Dollar General	Blessing	TX	—	(1)	83	745	—	828	42	12/18/2012	2012
Dollar General	Bryan	TX	—	(1)	148	840	—	988	63	9/14/2012	2012
Dollar General	Bryan	TX	—	(1)	193	772	—	965	58	9/14/2012	2012
Dollar General	Bryan	TX	—	(1)	185	740	—	925	55	8/31/2012	2009
Dollar General	Canyon Lake	TX	—	(1)	149	843	—	992	59	10/12/2012	2012
Dollar General	Como	TX	—	(6)	76	683	—	759	64	4/20/2012	2012
Dollar General	Corpus Christi	TX	—	(1)	270	809	—	1,079	45	12/26/2012	2012
Dollar General	Dickinson	TX	—	(1)	87	786	—	873	55	9/25/2012	2012
Dollar General	Donna	TX	—	(1)	136	768	—	904	58	9/11/2012	2012
Dollar General	Donna	TX	—	(1)	200	799	—	999	56	10/12/2012	2012
Dollar General	Donna	TX	—	(1)	145	820	—	965	42	1/31/2013	2012
Dollar General	Edinburg	TX	—	(1)	136	769	—	905	58	9/7/2012	2012
Dollar General	Elemdorf	TX	—	(1)	94	847	—	941	56	10/23/2012	2012
Dollar General	Gladewater	TX	—	(1)	184	736	—	920	55	8/31/2012	2009
Dollar General	Gordonville	TX	—	(6)	38	717	—	755	67	4/20/2012	2012
Dollar General	Kyle	TX	—	(1)	132	747	—	879	52	9/26/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	LaMarque	TX	—	(1)	102	917	—	1,019	69	8/31/2012	2010
Dollar General	Laredo	TX	—	(1)	253	758	—	1,011	60	7/31/2012	2012
Dollar General	Lubbock	TX	—	(1)	267	801	—	1,068	60	8/31/2012	2010
Dollar General	Lyford	TX	—		80	724	—	804	81	12/30/2011	2010
Dollar General	Morgans Point	TX	—	(1)	145	821	—	966	61	9/13/2012	2012
Dollar General	Mount Pleasant	TX	—	(1)	214	858	—	1,072	64	8/31/2012	2010
Dollar General	New Braunfels	TX	—	(1)	205	818	—	1,023	61	8/31/2012	2012
Dollar General	Poteet	TX	—	(3)	96	864	—	960	105	10/31/2011	2010
Dollar General	Progreso	TX	—	(3)	169	957	—	1,126	116	10/31/2011	2009
Dollar General	Rio Grande City	TX	—	(3)	137	779	—	916	95	10/31/2011	2010
Dollar General	Roma	TX	—	(3)	253	1,010	—	1,263	123	10/31/2011	2010
Dollar General	San Antonio	TX	—	(1)	252	756	—	1,008	50	10/22/2012	2012
Dollar General	San Antonio	TX	—	(1)	222	888	—	1,110	58	10/22/2012	2012
Dollar General	Silsbee	TX	—	(1)	43	810	—	853	68	7/6/2012	2012
Dollar General	Troy	TX	—	(1)	93	841	—	934	63	9/12/2012	2012
Dollar General	Tyler	TX	—	(1)	219	875	—	1,094	66	8/31/2012	2010
Dollar General	Victoria	TX	—	(1)	91	817	—	908	42	1/31/2013	2013
Dollar General	Waco	TX	—	(1)	192	767	—	959	57	8/31/2012	2012
Dollar General	Weslaco	TX	—	(1)	215	862	—	1,077	61	9/24/2012	2012
Dollar General	Burkeville	VA	—	(1)	160	906	—	1,066	85	5/8/2012	2012
Dollar General	Chesterfield	VA	—		242	726	—	968	78	2/6/2012	2011
Dollar General	Danville	VA	—		155	621	—	776	67	2/6/2012	2011
Dollar General	Hopewell	VA	—		584	713	—	1,297	77	2/6/2012	2011
Dollar General	Hot Springs	VA	—		283	661	—	944	71	2/6/2012	2011
Dollar General	Mellen	WI	—		79	711	—	790	80	12/30/2011	2011
Dollar General	Minong	WI	—		38	727	—	765	82	12/30/2011	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Solon Springs	WI	—		76	685	—	761	77	12/30/2011	2011
Dunkin’ Donuts/Baskin-Robbins	Dearborn Heights	MI	—	(1)	230	846	—	1,076	23	6/27/2013	1998
Einstein Bros. Bagels	Dearborn	MI	—	(1)	190	724	—	914	20	6/27/2013	1997
Exelis	Herndon	VA	39,519		1,384	53,584	—	54,968	434	11/5/2013	2006
Express Scripts	St. Louis	MO	—	(4)	5,706	32,333	—	38,039	3,661	1/25/2012	2011
Family Dollar	Rangeley	CO	—	(6)	66	593	—	659	56	5/4/2012	2010
Family Dollar	Middleburg	FL	—	(1)	274	822	—	1,096	27	6/4/2013	2008
Family Dollar	Ormond Beach	FL	—		573	860	—	1,433	28	6/4/2013	2008
Family Dollar	Lenox	GA	—	(1)	90	809	—	899	53	11/9/2012	2012
Family Dollar	Arco	ID	—	(1)	76	684	—	760	48	9/18/2012	2012
Family Dollar	Kimberly	ID	—	(1)	219	657	—	876	28	4/10/2013	2013
Family Dollar	Brookston	IN	—	(1)	126	715	—	841	50	10/1/2012	2012
Family Dollar	Greensburg	KS	—	(1)	80	718	—	798	13	9/9/2013	2012
Family Dollar	Chalmette	LA	—	(1)	751	615	—	1,366	58	5/3/2012	2011
Family Dollar	Tickfaw	LA	—	(1)	181	543	—	724	53	3/30/2012	2011
Family Dollar	Detroit	MI	—	(1)	130	1,169	—	1,299	71	11/27/2012	2011
Family Dollar	Detroit	MI	—	(1)	106	956	—	1,062	36	5/2/2013	1964
Family Dollar	Jackson	MI	—	(1)	93	525	—	618	10	9/12/2013	2007
Family Dollar	St Louis	MO	—	(1)	445	1,038	—	1,483	68	12/14/2012	2012
Family Dollar	St. Louis	MO	—	(1)	168	671	—	839	66	4/2/2012	2006
Family Dollar	St. Louis	MO	—	(1)	445	1,039	—	1,484	63	10/23/2012	2012
Family Dollar	St. Louis	MO	—	(1)	215	1,219	—	1,434	46	4/30/2013	2013
Family Dollar	Biloxi	MS	—	(6)	310	575	—	885	57	3/30/2012	2012
Family Dollar	Carriere	MS	—	(6)	200	599	—	799	59	3/30/2012	2012
Family Dollar	D’Iberville	MS	—	(1)	241	561	—	802	50	5/21/2012	2011
Family Dollar	Gulfport	MS	—	(6)	209	626	—	835	56	5/21/2012	2012
Family Dollar	Gulfport	MS	—	(1)	270	629	—	899	44	9/20/2012	2012
Family Dollar	Gulfport	MS	—	(1)	218	654	—	872	43	11/15/2012	2012
Family Dollar	Hattiesburg	MS	—	(1)	225	674	—	899	35	1/30/2013	2012
Family Dollar	Horn Lake	MS	—	(1)	225	676	—	901	51	8/22/2012	2012
Family Dollar	Kiln	MS	—	(1)	106	650	—	756	43	11/14/2012	2012
Family Dollar	Okolona	MS	—	(1)	64	578	—	642	46	7/31/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Family Dollar	Winona	MS	—	(1)	146	585	—	731	47	7/31/2012	2012
Family Dollar	Lumberton	NC	—		151	603	—	754	11	9/11/2013	2006
Family Dollar	Fort Yates	ND	—	(5)	126	715	—	841	77	1/31/2012	2010
Family Dollar	New Town	ND	—	(5)	105	942	—	1,047	101	1/31/2012	2011
Family Dollar	Rolla	ND	—	(5)	83	749	—	832	81	1/31/2012	2010
Family Dollar	Madison	NE	—	(5)	37	703	—	740	79	12/30/2011	2011
Family Dollar	Chimayo	NM	—	(1)	158	632	—	790	33	1/30/2013	2009
Family Dollar	Mountainair	NM	—	(1)	84	752	—	836	63	7/6/2012	2011
Family Dollar	Hawthorne	NV	—	(6)	191	764	—	955	68	6/1/2012	2012
Family Dollar	Lovelock	NV	—	(6)	185	742	—	927	69	5/4/2012	2012
Family Dollar	Silver Spring	NV	—	(1)	202	808	—	1,010	57	9/21/2012	2012
Family Dollar	Wells	NV	—	(6)	84	755	—	839	71	5/11/2012	2011
Family Dollar	Toledo	OH	—	(1)	306	917	—	1,223	43	2/25/2013	2012
Family Dollar	Warren	OH	—	(1)	170	681	—	851	51	9/11/2012	2012
Family Dollar	Stillwell	OK	—	(5)	40	768	—	808	86	1/6/2012	2011
Family Dollar	Tulsa	OK	—	(6)	220	878	—	1,098	70	7/30/2012	2012
Family Dollar	Martin	SD	—	(5)	85	764	—	849	82	1/31/2012	2009
Family Dollar	Harrison	TN	—	(1)	74	420	—	494	10	7/23/2013	2006
Family Dollar	Avinger	TX	—	(1)	40	761	—	801	50	10/22/2012	2012
Family Dollar	Caldwell	TX	—	(1)	138	552	—	690	49	5/29/2012	2012
Family Dollar	Chireno	TX	—	(1)	50	943	—	993	57	12/10/2012	2012
Family Dollar	Eagle Lake	TX	—	(1)	100	566	—	666	48	7/6/2012	2012
Family Dollar	Floydada	TX	—	(5)	36	681	—	717	77	12/30/2011	2010
Family Dollar	Kerens	TX	—	(6)	73	658	—	731	68	2/29/2012	2011
Family Dollar	Oakhurst	TX	—	(1)	36	683	—	719	42	12/12/2012	2012
Family Dollar	Plano	TX	—	(1)	468	869	—	1,337	20	8/1/2013	2013
Family Dollar	Kemmerer	WY	—	(1)	45	853	—	898	40	2/22/2013	2013
Famous Dave’s	Independence	MO	—	(1)	620	422	—	1,042	12	6/27/2013	1999
Farmers Group, Inc.	Simi Valley	CA	25,620		11,851	31,096	—	42,947	314	11/5/2013	1982
Farmers New World Life Insurance Company	Mercer Island	WA	29,161		24,287	28,210	—	52,497	231	11/5/2013	1982
FedEx	Lowell	AR	—	(1)	396	7,521	—	7,917	382	3/15/2013	2012
FedEx	Yuma	AZ	—		—	2,076	—	2,076	148	10/17/2012	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
FedEx	Chico	CA	—	(1)	308	2,776	—	3,084	198	11/9/2012	2006
FedEx	Commerce City	CO	—	(4)	6,556	26,224	—	32,780	2,799	3/20/2012	2007
FedEx	Melbourne	FL	—	(1)	159	1,433	—	1,592	36	7/26/2013	1989
FedEx	Kankakee	IL	—	(1)	195	1,103	—	1,298	107	5/31/2012	2003
FedEx	Mt. Vernon	IL	—	(1)	222	1,259	—	1,481	122	5/31/2012	2009
FedEx	Quincy	IL	—		371	2,101	—	2,472	160	9/28/2012	2012
FedEx	Evansville	IN	—	(1)	665	2,661	—	3,326	257	5/31/2012	2003
FedEx	Kokomo	IN	—		186	3,541	—	3,727	378	3/16/2012	2012
FedEx	Hazard	KY	—		215	4,085	—	4,300	312	9/28/2012	2012
FedEx	London	KY	—	(1)	191	1,081	—	1,272	104	5/31/2012	2000
FedEx	Grand Rapids	MI	4,800		1,797	7,189	—	8,986	694	6/14/2012	2012
FedEx	Port Huron	MI	—	(1)	125	1,121	—	1,246	40	5/31/2013	2003
FedEx	Roseville	MN	—		1,462	8,282	—	9,744	547	11/30/2012	2012
FedEx	Butte	MT	5,060		403	7,653	—	8,056	1,050	9/27/2011	2011
FedEx	Belmont	NH	—	(4)	265	2,386	—	2,651	291	12/29/2011	2011
FedEx	Wendover	NV	—	(1)	262	1,483	—	1,745	75	2/25/2013	2012
FedEx	Winnemucca	NV	—	(1)	280	1,585	—	1,865	81	2/25/2013	2012
FedEx	Blauvelt	NY	—		14,420	26,779	—	41,199	2,859	4/5/2012	2012
FedEx	Chillicothe	OH	—	(1)	143	1,284	—	1,427	124	5/31/2012	2000
FedEx	Mt. Pleasant	PA	—	(1)	454	1,814	98	2,366	179	5/31/2012	2001
FedEx	Blountville	TN	—	(4)	562	5,056	—	5,618	591	2/3/2012	2009
FedEx	Humboldt	TN	—		239	4,543	—	4,782	416	7/11/2012	2008
FedEx	Bryan	TX	—	(1)	1,422	3,318	—	4,740	320	6/15/2012	2011
FedEx	Omak	WA	—		252	1,425	—	1,677	109	9/27/2012	2012
FedEx	Wenatchee	WA	—		266	2,393	—	2,659	183	9/28/2012	2012
FedEx	Parkersburg	WV	—		193	3,671	—	3,864	280	9/20/2012	2012
FedEx Ground	Greenville	NC	—	(5)	363	6,903	—	7,266	772	2/22/2012	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
FedEx Ground	Tulsa	OK	—	(5)	458	8,695	—	9,153	972	2/22/2012	2011
First Bank	Pinellas Park	FL	—		630	1,470	—	2,100	18	10/1/2013	1981
Fresenius	Aurora	IL	—		287	2,584	—	2,871	182	7/13/2012	2009
Fresenius	Chicago	IL	—		588	1,764	—	2,352	117	7/31/2012	2009
Fresenius	Waukegan	IL	—		94	1,792	—	1,886	119	7/31/2012	2011
Fresenius	Peru	IN	—		69	1,305	—	1,374	92	6/27/2012	1982
Fresenius	Bossier City	LA	—	(1)	120	682	—	802	29	1/30/2013	2008
Fresenius	Caro	MI	—	(1)	92	1,744	—	1,836	130	6/5/2012	2009
Fresenius	Jackson	MI	—		137	2,603	—	2,740	194	6/5/2012	2008
Fresenius	Albermarle	NC	—	(1)	139	1,253	—	1,392	39	4/30/2013	2008
Fresenius	Angier	NC	—	(1)	203	1,152	—	1,355	36	4/30/2013	2012
Fresenius	Asheboro	NC	—		323	2,903	—	3,226	91	4/30/2013	2012
Fresenius	Taylorsville	NC	—	(1)	275	1,099	—	1,374	34	4/30/2013	2011
Fresenius	Warsaw	NC	—	(1)	75	1,428	—	1,503	78	11/13/2012	2003
Fresenius	Kings Mills	OH	—	(1)	399	598	—	997	45	6/5/2012	2007
Fresenius	Dallas	TX	—	(1)	377	1,132	—	1,509	44	2/28/2013	1958
GE Aviation	Auburn	AL	—		1,627	30,920	—	32,547	1,767	11/21/2012	2012
General Mills	Geneva	IL	16,555		7,457	22,371	—	29,828	2,161	5/23/2012	1998
General Mills	Fort Wayne	IN	—	(1)	2,533	48,130	—	50,663	3,425	10/18/2012	2012
General Motors Financial Company	Arlington	TX	25,552		7,901	35,553	—	43,454	328	11/5/2013	1999
Golden Corral	Albany	GA	—	(1)	460	1,863	—	2,323	53	6/27/2013	1998
Golden Corral	Brunswick	GA	—	(1)	390	2,093	—	2,483	60	6/27/2013	1998
Golden Corral	McDonough	GA	—	(1)	930	3,936	—	4,866	113	6/27/2013	2004
Golden Corral	Council Bluffs	IA	—	(1)	1,140	1,460	—	2,600	42	6/27/2013	1998
Golden Corral	Evansville	IN	—	(1)	670	2,707	—	3,377	78	6/27/2013	1999
Golden Corral	Evansville	IN	—	(1)	640	944	—	1,584	27	6/27/2013	1999
Golden Corral	Fort Wayne	IN	—	(1)	820	1,935	—	2,755	55	6/27/2013	1999
Golden Corral	Kokomo	IN	—	(1)	780	2,107	—	2,887	60	6/27/2013	2000
Golden Corral	Elizabethtown	KY	—	(1)	760	2,753	—	3,513	79	6/27/2013	1997
Golden Corral	Henderson	KY	—	(1)	600	1,586	—	2,186	45	6/27/2013	1999
Golden Corral	Blue Springs	MO	—	(1)	810	1,346	—	2,156	39	6/27/2013	2000
Golden Corral	Flowood	MS	—	(1)	680	2,730	—	3,410	78	6/27/2013	1999

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Golden Corral	Aberdeen	NC	—	(1)	690	1,566	—	2,256	45	6/27/2013	1994
Golden Corral	Burlington	NC	—	(1)	840	2,319	—	3,159	66	6/27/2013	1993
Golden Corral	Hickory	NC	—	(1)	260	2,658	—	2,918	76	6/27/2013	1994
Golden Corral	Bellevue	NE	—	(1)	520	1,433	—	1,953	41	6/27/2013	1999
Golden Corral	Lincoln	NE	—	(1)	300	2,930	—	3,230	84	6/27/2013	2000
Golden Corral	Farmington	NM	—	(1)	270	3,174	—	3,444	91	6/27/2013	1996
Golden Corral	Columbus	OH	—	(1)	770	2,476	—	3,246	71	6/27/2013	1995
Golden Corral	Tulsa	OK	—	(1)	280	3,890	—	4,170	112	6/27/2013	1999
Golden Corral	Rock Hill	SC	—	(1)	320	2,130	—	2,450	61	6/27/2013	1999
Golden Corral	Cookeville	TN	—	(1)	800	1,937	—	2,737	56	6/27/2013	1999
Golden Corral	Bristol	VA	—	(1)	750	2,276	—	3,026	65	6/27/2013	2000
Goodfire BBQ	San Antonio	TX	—	(1)	350	341	—	691	10	6/27/2013	1983
Grandy’s	Hobbs	NM	—	(1)	815	—	—	815	—	6/27/2013	1984
Grandy’s	Ardmore	OK	—	(1)	454	—	—	454	—	6/27/2013	1983
Grandy’s	Moore	OK	—	(1)	320	428	—	748	12	6/27/2013	1987
Grandy’s	Oklahoma City	OK	—	(1)	260	380	—	640	11	6/27/2013	1985
Grandy’s	Oklahoma City	OK	—	(1)	320	289	—	609	8	6/27/2013	1984
GSA	Birmingham	AL	10,568		1,400	8,830	—	10,230	84	11/5/2013	2005
GSA	Mobile	AL	—	(1)	268	5,095	—	5,363	420	6/19/2012	1995
GSA	Birmingham	AL	17,640		2,982	19,982	—	22,964	193	11/5/2013	2007
GSA	Springerville	AZ	—	(1)	148	2,810	—	2,958	232	7/2/2012	2006
GSA	Craig	CO	—	(5)	129	1,159	—	1,288	128	12/30/2011	2011
GSA	Cocoa	FL	—		253	1,435	—	1,688	164	12/13/2011	2009
GSA	Stuart	FL	—	(1)	900	3,600	—	4,500	363	3/5/2012	2011
GSA	Grangeville	ID	—		317	6,023	—	6,340	607	3/5/2012	2007
GSA	Kansas City	KS	16,872		4,264	29,678	—	33,942	276	11/5/2013	2003
GSA	Springfield	MO	—	(1)	131	2,489	—	2,620	228	5/15/2012	2011
GSA	Albany	NY	10,137		2,470	11,836	—	14,306	124	11/5/2013	2008
GSA	Freeport	NY	—	(1)	843	3,372	—	4,215	371	1/10/2012	1960
GSA	Plattsburg	NY	—	(1)	508	4,572	—	5,080	377	6/19/2012	2008
GSA	Warren	PA	—	(1)	341	3,114	—	3,455	268	6/19/2012	2008
GSA	Ponce	PR	—		1,780	9,297	—	11,077	128	11/5/2013	2000

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
GSA	Austin	TX	5,046		1,570	3,057	—	4,627	37	11/5/2013	2005
GSA	Fort Worth	TX	—	(1)	477	4,290	—	4,767	393	5/9/2012	2010
GSA	Gloucester	VA	—	(1)	287	1,628	—	1,915	134	6/19/2012	1997
Habanero’s Mexican Grill	Hueytown	AL	—	(1)	60	639	—	699	18	6/27/2013	1987
Hanesbrands	Rural Hall	NC	—		1,082	22,565	—	23,647	1,426	12/21/2012	1989
Hardee’s	Alma	GA	—	(1)	80	502	—	582	14	6/27/2013	1992
Hardee’s	Brunswick	GA	—	(1)	200	494	—	694	14	6/27/2013	1992
Hardee’s	Claxton	GA	—	(1)	170	469	—	639	13	6/27/2013	1986
Hardee’s	Glennville	GA	—	(1)	170	450	—	620	12	6/27/2013	1986
Hardee’s	Hazlehurst	GA	—	(1)	300	263	—	563	7	6/27/2013	1982
Hardee’s	Metter	GA	—	(1)	230	369	—	599	10	6/27/2013	1984
Hardee’s	Richmond Hill	GA	—	(1)	390	149	—	539	4	6/27/2013	1990
Hardee’s	Savannah	GA	—	(1)	130	456	—	586	13	6/27/2013	1987
Hardee’s	Swainsboro	GA	—	(1)	470	107	—	577	3	6/27/2013	1992
Hardee’s	Vidalia	GA	—	(1)	220	377	—	597	10	6/27/2013	1990
Hardee’s	Old Fort	NC	—	(1)	300	904	—	1,204	25	6/27/2013	1992
Hardee’s	Aiken	SC	—	(1)	220	450	—	670	12	6/27/2013	1977
Hardee’s	Chapin	SC	—	(1)	380	741	—	1,121	21	6/27/2013	1993
Hardee’s	Bloomingdale	TN	—	(1)	270	844	—	1,114	23	6/27/2013	1992
Hardee’s	Clinton	TN	—	(1)	390	893	—	1,283	25	6/27/2013	1992
Hardee’s	Crossville	TN	—	(1)	300	689	—	989	19	6/27/2013	1992
Hardee’s Red Burrito	Attalla	AL	—	(1)	220	896	—	1,116	25	6/27/2013	1993
Hash House A-Go-Go Restaurant	Las Vegas	NV	—	(1)	580	1,347	—	1,927	39	6/27/2013	1997
Home Depot	Columbia	SC	13,776		2,911	15,463	—	18,374	2,748	11/1/2009	2009
Houlihan’s	Plymouth Meeting	PA	—	(1)	870	2,015	—	2,885	58	6/27/2013	1974
Huntington National Bank	Conneaut	OH	—		205	477	—	682	5	10/1/2013	1971
Huntington National Bank	Jefferson	OH	—		255	765	—	1,020	9	10/1/2013	1963

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Hy-Vee	Vermillion	SD	—		409	3,684	—	4,093	194	4/8/2013	2003
IHOP	Homewood	AL	—	(1)	610	1,762	—	2,372	50	6/27/2013	1996
IHOP	Castle Rock	CO	—	(1)	320	2,334	—	2,654	67	6/27/2013	1999
IHOP	Greeley	CO	—	(1)	120	1,538	—	1,658	44	6/27/2013	1998
IHOP	Pueblo	CO	—	(1)	330	1,589	—	1,919	46	6/27/2013	1997
IHOP	Stockbridge	GA	—	(1)	580	2,091	—	2,671	60	6/27/2013	1997
IHOP	Natchitoches	LA	—		750	89	—	839	3	6/27/2013	1990
IHOP	Roseville	MI	—	(1)	340	1,071	—	1,411	31	6/27/2013	1997
IHOP	Kansas City	MO	—	(1)	630	1,002	—	1,632	29	6/27/2013	1998
IHOP	Southaven	MS	—	(1)	350	2,108	—	2,458	60	6/27/2013	1997
IHOP	Poughkeepsie	NY	—	(1)	430	1,129	—	1,559	32	6/27/2013	1996
IHOP	Greenville	SC	—	(1)	610	1,551	—	2,161	44	6/27/2013	1998
IHOP	Clarksville	TN	—	(1)	530	1,346	—	1,876	39	6/27/2013	1997
IHOP	Memphis	TN	—	(1)	750	2,009	—	2,759	58	6/27/2013	1997
IHOP	Murfreesboro	TN	—	(1)	600	1,687	—	2,287	48	6/27/2013	1998
IHOP	Fort Worth	TX	—	(1)	560	1,879	—	2,439	54	6/27/2013	1994
IHOP	Houston	TX	—	(1)	760	2,462	—	3,222	71	6/27/2013	1996
IHOP	Killeen	TX	—	(1)	380	1,028	—	1,408	29	6/27/2013	1997
IHOP	Lake Jackson	TX	—	(1)	370	2,018	—	2,388	58	6/27/2013	1997
IHOP	Leon Valley	TX	—	(1)	650	2,055	—	2,705	59	6/27/2013	1997
IHOP	Auburn	WA	—	(1)	780	1,878	—	2,658	54	6/27/2013	1997
Invesco Holding Co. Ltd.	Denver	CO	43,700		12,650	66,398	—	79,048	607	11/5/2013	2008
Iron Mountain	Columbus	OH	—	(1)	405	3,642	—	4,047	278	9/28/2012	1954
Jack in the Box	Avondale	AZ	—	(1)	110	2,237	—	2,347	62	6/27/2013	1998
Jack in the Box	Chandler	AZ	—	(1)	450	1,447	—	1,897	40	6/27/2013	1998
Jack in the Box	Folsom	CA	—	(1)	280	2,423	—	2,703	67	6/27/2013	1997
Jack in the Box	Fresno	CA	—	(1)	190	1,810	—	2,000	50	6/27/2013	1997
Jack in the Box	West Sacramento	CA	—	(1)	590	1,710	—	2,300	47	6/27/2013	1997
Jack in the Box	Burley	ID	—	(1)	240	1,430	—	1,670	40	6/27/2013	2000
Jack in the Box	Moscow	ID	—	(1)	350	1,110	—	1,460	31	6/27/2013	1992
Jack in the Box	Belleville	IL	—	(1)	200	966	—	1,166	27	6/27/2013	1987
Jack in the Box	Florissant	MO	—	(1)	502	1,515	—	2,017	42	6/27/2013	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Jack in the Box	St. Louis	MO	—	(1)	420	1,494	—	1,914	41	6/27/2013	1998
Jack in the Box	Las Vegas	NV	—	(1)	680	1,533	—	2,213	42	6/27/2013	1997
Jack in the Box	Salem	OR	—	(1)	580	1,301	—	1,881	36	6/27/2013	1999
Jack in the Box	Tigard	OR	—	(1)	620	1,361	—	1,981	38	6/27/2013	1999
Jack in the Box	Arlington	TX	—	(1)	420	1,325	—	1,745	37	6/27/2013	1993
Jack in the Box	Arlington	TX	—	(1)	420	1,365	—	1,785	38	6/27/2013	1995
Jack in the Box	Corinth	TX	—	(1)	400	1,416	—	1,816	39	6/27/2013	1997
Jack in the Box	Farmers Branch	TX	—	(1)	460	1,640	—	2,100	45	6/27/2013	1988
Jack in the Box	Fort Worth	TX	—	(1)	490	1,702	—	2,192	47	6/27/2013	1991
Jack in the Box	Georgetown	TX	—	(1)	600	1,508	—	2,108	42	6/27/2013	1999
Jack in the Box	Granbury	TX	—	(1)	380	1,449	—	1,829	40	6/27/2013	1999
Jack in the Box	Grand Prairie	TX	—	(1)	600	1,856	—	2,456	51	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	(1)	470	1,344	—	1,814	37	6/27/2013	1992
Jack in the Box	Gun Barrel City	TX	—	(1)	300	961	—	1,261	27	6/27/2013	1998
Jack in the Box	Houston	TX	—	(1)	460	1,437	—	1,897	40	6/27/2013	1993
Jack in the Box	Houston	TX	—	(1)	390	1,172	—	1,562	32	6/27/2013	1993
Jack in the Box	Houston	TX	—	(1)	330	1,845	—	2,175	51	6/27/2013	1996
Jack in the Box	Houston	TX	—	(1)	410	1,621	—	2,031	45	6/27/2013	1992
Jack in the Box	Houston	TX	—	(1)	450	1,396	—	1,846	39	6/27/2013	1992
Jack in the Box	Hutchins	TX	—	(1)	330	1,363	—	1,693	38	6/27/2013	1998
Jack in the Box	Kingswood	TX	—	(1)	430	955	—	1,385	26	6/27/2013	1992
Jack in the Box	Lufkin	TX	—	(1)	440	1,544	—	1,984	43	6/27/2013	1999
Jack in the Box	Lufkin	TX	—	(1)	450	1,563	—	2,013	43	6/27/2013	1998
Jack in the Box	Mesquite	TX	—	(1)	560	1,652	—	2,212	46	6/27/2013	1992
Jack in the Box	Nacogdoches	TX	—	(1)	340	1,320	—	1,660	37	6/27/2013	1998
Jack in the Box	Orange	TX	—	(1)	270	1,661	—	1,931	46	6/27/2013	1999
Jack in the Box	Port Arthur	TX	—	(1)	460	1,405	—	1,865	39	6/27/2013	1994
Jack in the Box	Rockwall	TX	—	(1)	450	1,275	—	1,725	35	6/27/2013	1992
Jack in the Box	San Antonio	TX	—	(1)	400	1,244	—	1,644	34	6/27/2013	1999
Jack in the Box	San Antonio	TX	—	(1)	470	1,256	—	1,726	35	6/27/2013	1999
Jack in the Box	San Antonio	TX	—	(1)	350	1,249	—	1,599	35	6/27/2013	1992
Jack in the Box	Spring	TX	—	(1)	450	1,487	—	1,937	41	6/27/2013	1993

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Jack in the Box	Spring	TX	—	(1)	570	1,340	—	1,910	37	6/27/2013	1999
Jack in the Box	Tyler	TX	—	(1)	450	1,025	—	1,475	28	6/27/2013	1999
Jack in the Box	Weatherford	TX	—	(1)	480	1,329	—	1,809	37	6/27/2013	1999
Jack in the Box	Enumclaw	WA	—	(1)	380	1,238	—	1,618	34	6/27/2013	1997
Joe’s Crab Shack	Lilburn	GA	—	(1)	800	1,917	—	2,717	55	6/27/2013	1999
Joe’s Crab Shack	Houston	TX	—	(1)	900	1,749	—	2,649	50	6/27/2013	1994
John Deere	Davenport	IA	—	(1)	1,161	22,052	—	23,213	2,130	5/31/2012	2003
Johnson Controls, Inc.	Pinellas Park	FL	16,200		4,538	23,842	—	28,380	242	11/5/2013	2001
Kaiser Foundation	Cupertino	CA	—	(1)	14,236	42,708	—	56,944	1,848	2/20/2013	2005
Ker’s WingHouse Bar and Grill	Brandon	FL	—	(1)	340	654	—	994	19	6/27/2013	1999
Ker’s WingHouse Bar and Grill	Clearwater	FL	—	(1)	550	627	—	1,177	18	6/27/2013	1979
Key Bank	Spencerport	NY	—	(1)	59	1,112	—	1,171	35	6/5/2013	1960
Key Bank	Berea	OH	—		234	1,326	—	1,560	16	10/1/2013	1958
KFC	Deming	NM	—	(1)	220	691	—	911	19	6/27/2013	1992
KFC	Las Cruces	NM	—	(1)	270	498	—	768	14	6/27/2013	1990
KFC	Appleton	WI	—	(1)	350	874	—	1,224	24	6/27/2013	1988
Kohl’s	Howell	MI	—		547	10,399	—	10,946	548	3/28/2013	2003
Koninklijke Ahold, N.V.	Levittown	PA	13,340		4,716	9,955	—	14,671	83	11/5/2013	2006
Krystal	Greenville	AL	—	(1)	195	1,147	—	1,342	32	6/27/2013	2000
Krystal	Montgomery	AL	—	(1)	259	1,036	—	1,295	91	9/21/2012	1964
Krystal	Montgomery	AL	—	(1)	560	829	—	1,389	23	6/27/2013	2000
Krystal	Phoenix City	AL	—	(1)	366	1,465	—	1,831	129	9/21/2012	1980
Krystal	Scottsboro	AL	—	(1)	20	1,157	—	1,177	32	6/27/2013	1999
Krystal	Tuscaloosa	AL	—	(1)	206	1,165	—	1,371	103	9/21/2012	1976
Krystal	Jacksonville	FL	—	(1)	574	574	—	1,148	51	9/21/2012	1990
Krystal	Orlando	FL	—	(1)	372	372	—	744	33	9/21/2012	1994

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Krystal	Orlando	FL	—	(1)	669	446	—	1,115	39	9/21/2012	1995
Krystal	Plant City	FL	—	(1)	355	533	—	888	47	9/21/2012	2012
Krystal	St. Augustine	FL	—	(1)	411	411	—	822	36	9/21/2012	2012
Krystal	Albany	GA	—	(1)	309	721	—	1,030	63	9/21/2012	1962
Krystal	Atlanta	GA	—	(1)	166	664	—	830	58	9/21/2012	1973
Krystal	Augusta	GA	—	(1)	365	851	—	1,216	75	9/21/2012	1979
Krystal	Columbus	GA	—	(1)	622	934	—	1,556	82	9/21/2012	1977
Krystal	Decatur	GA	—	(1)	94	533	—	627	47	9/21/2012	1965
Krystal	East Point	GA	—	(1)	221	664	—	885	55	10/26/2012	1984
Krystal	Macon	GA	—	(1)	325	759	—	1,084	67	9/21/2012	1962
Krystal	Milledgeville	GA	—	(1)	261	609	—	870	54	9/21/2012	2011
Krystal	Snellville	GA	—	(1)	466	466	—	932	41	9/21/2012	1981
Krystal	Gulfport	MS	—	(1)	215	861	—	1,076	76	9/21/2012	2011
Krystal	Jackson	MS	—	(1)	285	1,140	—	1,425	100	9/21/2012	1978
Krystal	Jackson	MS	—	(1)	198	1,120	—	1,318	99	9/21/2012	1983
Krystal	Pearl	MS	—	(1)	426	638	—	1,064	56	9/21/2012	1976
Krystal	Chattanooga	TN	—	(1)	336	784	—	1,120	69	9/21/2012	2010
Krystal	Chattanooga	TN	—	(1)	500	947	—	1,447	26	6/27/2013	1994
Krystal	Knoxville	TN	—	(1)	369	246	—	615	22	9/21/2012	1970
Kum & Go	Bentonville	AR	—	(1)	587	1,370	—	1,957	83	11/20/2012	2009
Kum & Go	Lowell	AR	—	(1)	774	1,437	—	2,211	87	11/20/2012	2009
Kum & Go	Paragould	AR	—	(1)	708	2,123	—	2,831	149	9/28/2012	2012
Kum & Go	Rogers	AR	—	(1)	668	1,559	—	2,227	95	11/20/2012	2008
Kum & Go	Sherwood	AR	—	(1)	866	1,609	—	2,475	113	9/28/2012	2012
Kum & Go	Fountain	CO	—	(1)	1,131	1,696	—	2,827	95	12/24/2012	2012
Kum & Go	Monument	CO	—	(1)	1,192	1,457	—	2,649	82	12/24/2012	2012
Kum & Go	Muscatine	IA	—	(1)	794	1,853	—	2,647	104	12/31/2012	2012
Kum & Go	Ottumwa	IA	—	(1)	586	1,368	—	1,954	83	11/20/2012	1998
Kum & Go	Waukee	IA	—	(1)	1,280	1,280	—	2,560	54	3/28/2013	2012
Kum & Go	Tioga	ND	—	(1)	318	2,863	—	3,181	188	11/8/2012	2012
Kum & Go	Muskogee	OK	—	(1)	423	1,691	—	2,114	40	7/22/2013	2013
Kum & Go	Cheyenne	WY	—	(1)	411	2,327	—	2,738	131	12/27/2012	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Leeann Chin	Blaine	MN	—	(1)	480	528	—	1,008	15	6/27/2013	1996
Leeann Chin	Chanhassen	MN	—	(1)	450	763	—	1,213	21	6/27/2013	1995
Leeann Chin	Golden Valley	MN	—	(1)	270	776	—	1,046	21	6/27/2013	1996
Logan’s Roadhouse	Huntsville	AL	—	(1)	520	4,797	—	5,317	138	6/27/2013	2003
Logan’s Roadhouse	Fayetteville	AR	—	(1)	1,570	2,182	—	3,752	63	6/27/2013	2004
Logan’s Roadhouse	Hattiesburg	MS	—	(1)	890	4,012	—	4,902	115	6/27/2013	2006
Logan’s Roadhouse	Clarksville	TN	—	(1)	1,010	4,424	—	5,434	127	6/27/2013	1994
Logan’s Roadhouse	Cleveland	TN	—	(1)	890	3,902	—	4,792	112	6/27/2013	2003
Logan’s Roadhouse	El Paso	TX	—	(1)	320	4,731	—	5,051	136	6/27/2013	1999
Long John Silver’s	Alamogordo	NM	—	(1)	160	574	—	734	16	6/27/2013	1977
LongHorn Steakhouse	Tampa	FL	—	(1)	370	1,852	—	2,222	53	6/27/2013	1999
Lowe’s	New Orleans	LA	15,643		10,317	20,728	—	31,045	172	11/5/2013	2005
Mattress Firm	Boise	ID	—	(1)	335	1,339	—	1,674	63	2/22/2013	2013
Mattress Firm	Columbus	IN	—	(1)	157	891	—	1,048	58	11/6/2012	2012
Mattress Firm	Raleigh	NC	—	(1)	1,091	1,091	—	2,182	77	9/28/2012	2012
Mattress Firm	Wilson	NC	—	(1)	373	692	—	1,065	49	9/28/2012	2012
Mattress Firm	Florence	SC	—	(1)	398	929	—	1,327	57	12/7/2012	2012
Mattress Firm	Rock Hill	SC	—	(1)	385	898	—	1,283	17	8/21/2013	2008
Mattress Firm	Nederland	TX	—	(1)	311	1,245	—	1,556	87	9/26/2012	2012
McAlister’s	Murfreesboro	TN	—	(1)	310	720	—	1,030	21	6/27/2013	1985
MetroPCS Wireless	Richardson	TX	—		1,292	19,606	—	20,898	168	11/5/2013	1987
Michelin North America	Louisville	KY	—	(2)	1,120	7,763	—	8,883	79	11/5/2013	2011
Monro Muffler	Waukesha	WI	—	(1)	228	684	—	912	17	7/23/2013	2002
Morgan’s Food’s	Pittsburgh	PA	—		180	269	—	449	4	10/1/2013	1985
Morgan’s Food’s	Benwood	WV	—		123	287	—	410	4	10/1/2013	2006
Mo’s Irish Pub Restaurant	Wauwatosa	WI	—	(1)	550	818	—	1,368	23	6/27/2013	1977
Mrs Baird’s	Dallas	TX	—	(1)	453	4,077	—	4,530	373	7/11/2012	2002
Multi tenant (1000 Milwaukee Avenue)	Glenview	IL	55,523		14,016	73,313	—	87,329	665	11/5/2013	2001
Multi tenant (15721 Park Row Boulevard)	Houston	TX	19,525		2,356	36,347	—	38,703	295	11/5/2013	2009
Multi tenant (1585 Sawdust Road)	The Woodlands	TX	22,440		4,724	40,332	—	45,056	321	11/5/2013	2009

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Multi tenant (2211 Old Earhart Road)	AnnArbor	MI	29,356		3,520	39,594	—	43,114	314	11/5/2013	2013
Multi tenant (26501 Aliso Creek Road)	Aliso Viejo	CA	40,024		18,726	31,970	—	50,696	266	11/5/2013	2005
Multi tenant (5859 Farinon Drive)	San Antonio	TX	10,000		1,666	19,092	—	20,758	155	11/5/2013	2008
Multi tenant (Columbia Pike)	Silver Spring	MD	—		2,190	26,635	1,023	29,848	203	11/5/2013	1986
Multi tenant (Dodge Building)	Omaha	NE	—	(2)	—	7,358	—	7,358	112	11/5/2013	2011
Multi tenant (Landmark Building)	Omaha	NE	—	(2)	—	10,156	4	10,160	253	11/5/2013	1991
My Dentist	Chickasha	OK	—	(1)	100	186	—	286	6	6/27/2013	2001
National Tire & Battery	Morrow	GA	—	(1)	397	1,586	—	1,983	146	6/5/2012	1992
National Tire & Battery	St. Louis	MO	—	(1)	756	924	—	1,680	63	10/31/2012	1998
Nestle Holdings	Breinigsville	PA	46,494		—	66,948	—	66,948	681	11/5/2013	1994
O’Reilly Auto Parts	Oneonta	AL	—	(1)	81	460	—	541	37	8/2/2012	2000
O’Reilly Auto Parts	Laramie	WY	—	(1)	144	1,297	—	1,441	91	10/12/2012	1999
Pearson	Lawrence	KS	15,177		2,548	18,057	—	20,605	156	11/5/2013	1997
Pilot Flying J	Carnesville	GA	—	(1)	1,867	7,466	—	9,333	494	1/31/2013	2000
Pizza Hut	Cooper City	FL	—	(1)	320	466	—	786	13	6/27/2013	1998
Pizza Hut	Marathon	FL	—	(1)	530	187	—	717	5	6/27/2013	1980
Pizza Hut	Bozeman	MT	—	(1)	150	343	—	493	10	6/27/2013	1976
Pizza Hut	Glasgow	MT	—	(1)	120	217	—	337	6	6/27/2013	1985
Pizza Hut	Laurel	MT	—	(1)	170	621	—	791	18	6/27/2013	1985
Pizza Hut	Livingston	MT	—	(1)	130	245	—	375	7	6/27/2013	1979
Pizza Hut	Knoxville	TN	—	(1)	300	546	—	846	16	6/27/2013	1992
Pollo Tropical	Davie	FL	—	(1)	280	1,490	—	1,770	41	6/27/2013	1993
Pollo Tropical	Fort Lauderdale	FL	—	(1)	190	1,242	—	1,432	34	6/27/2013	1996
Pollo Tropical	Lake Worth	FL	—	(1)	280	1,182	—	1,462	33	6/27/2013	1994
Popeyes	Starke	FL	—	(1)	380	—	—	380	—	6/27/2013	1997
Popeyes	Thomasville	GA	—	(1)	110	705	—	815	20	6/27/2013	1998
Popeyes	Valdosta	GA	—	(1)	240	599	—	839	17	6/27/2013	1998
Popeyes	New Orleans	LA	—	(1)	60	390	—	450	11	6/27/2013	1975

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Popeyes	Channelview	TX	—	(1)	220	401	—	621	11	6/27/2013	1980
Popeyes	Houston	TX	—	(1)	300	244	—	544	7	6/27/2013	1978
Popeyes	Houston	TX	—	(1)	190	452	—	642	13	6/27/2013	1978
PriceRite	Rochester	NY	—		569	3,222	—	3,791	285	9/27/2012	2007
Pulte Mortgage LLC	Englewood	CO	—		2,563	22,026	—	24,589	185	11/5/2013	2009
Qdoba	Flint	MI	—	(1)	110	990	—	1,100	52	3/29/2013	2006
Qdoba	Grand Blanc	MI	—	(1)	165	935	—	1,100	49	3/29/2013	2006
Rally’s	Indianapolis	IN	—	(1)	210	1,514	—	1,724	42	6/27/2013	1990
Rally’s	Kokomo	IN	—	(1)	290	548	—	838	15	6/27/2013	1989
Rally’s	Muncie	IN	—	(1)	310	1,196	—	1,506	33	6/27/2013	1989
Rally’s	Harvey	LA	—	(1)	420	870	—	1,290	24	6/27/2013	2004
Rally’s	New Orleans	LA	—	(1)	450	1,691	—	2,141	47	6/27/2013	1990
Rally’s	New Orleans	LA	—	(1)	220	1,018	—	1,238	28	6/27/2013	2004
Rally’s	Hamtramck	MI	—	(1)	230	1,020	—	1,250	28	6/27/2013	1993
Razzoos	Lewisville	TX	—	(1)	780	1,503	—	2,283	43	6/27/2013	1997
Reckitt Benckiser	Chester	NJ	5,500		886	7,972	—	8,858	513	8/16/2012	2006
Rite Aid	Jeffersonville	IN	—	(1)	824	2,472	—	3,296	161	11/30/2012	2008
Rite Aid	Lawrenceburg	KY	—	(1)	567	2,267	—	2,834	147	11/30/2012	2008
Rite Aid	Lexington	KY	—	(1)	—	1,943	—	1,943	126	11/30/2012	2007
Rite Aid	Paris	KY	—	(1)	743	2,228	—	2,971	145	11/30/2012	2008
Rite Aid	Scottsville	KY	—	(1)	153	2,904	—	3,057	189	11/30/2012	2007
Rite Aid	Stanford	KY	—	(1)	152	2,886	—	3,038	188	11/30/2012	2009
Rite Aid	Lima	OH	—	(1)	576	2,304	—	2,880	161	11/13/2012	2006
Rite Aid	Louisville	OH	—	(1)	576	3,266	—	3,842	229	10/31/2012	2008
Rite Aid	Marion	OH	—	(1)	508	2,877	—	3,385	201	11/13/2012	2006
Rite Aid	Huntington	WV	—	(1)	964	2,250	—	3,214	146	11/30/2012	2008
Rubbermaid	Winfield	KS	12,725		1,056	20,060	—	21,116	2,039	4/25/2012	2008
Rubbermaid	Winfield	KS	—	(1)	819	15,555	—	16,374	1,028	11/28/2012	2012
Ruby Tuesday	Colorado Springs	CO	—	(1)	480	809	—	1,289	23	6/27/2013	1999
Ruby Tuesday	Dillon	CO	—	(1)	400	1,628	—	2,028	47	6/27/2013	1999
Ruby Tuesday	Bartow	FL	—	(1)	270	1,916	—	2,186	55	6/27/2013	1999
Ruby Tuesday	London	KY	—	(1)	370	1,493	—	1,863	43	6/27/2013	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Ruby Tuesday	Somerset	KY	—	(1)	480	1,120	—	1,600	32	6/27/2013	1998
Sakura Tepanyaki Steakhouse	Orem	UT	—	(1)	340	658	—	998	19	6/27/2013	1999
Sam’s Southern Eatery	Kennesaw	GA	—	(1)	210	46	—	256	1	6/27/2013	1976
Scotts Company	Orrville	OH	—	(1)	611	1,134	—	1,745	98	7/30/2012	2008
Scotts Company	Orrville	OH	—	(1)	609	11,576	—	12,185	1,000	7/30/2012	2008
Scotts Company	Orrville	OH	—	(1)	278	2,502	—	2,780	191	9/28/2012	2008
Shaw’s Supermarkets	Plymouth	MA	—	(1)	1,440	3,361	—	4,801	394	4/18/2012	2000
Shoney’s	Athens	AL	—		560	110	—	670	3	6/27/2013	1982
Shoney’s	Florence	AL	—		100	484	—	584	14	6/27/2013	1966
Shoney’s	Gadsden	AL	—	(1)	220	707	—	927	20	6/27/2013	1982
Shoney’s	Oxford	AL	—	(1)	670	25	—	695	1	6/27/2013	1977
Shoney’s	Valdosta	GA	—		420	440	—	860	13	6/27/2013	2000
Shoney’s	Elizabethtown	KY	—	(1)	450	465	—	915	13	6/27/2013	1986
Shoney’s	Grayson	KY	—	(1)	420	406	—	826	12	6/27/2013	1994
Shoney’s	Owensboro	KY	—		390	129	—	519	4	6/27/2013	1988
Shoney’s	Lafayette	LA	—		530	138	—	668	4	6/27/2013	1989
Shoney’s	Osage Beach	MO	—		453	113	—	566	3	6/27/2013	1992
Shoney’s	Hattiesburg	MS	—	(1)	730	618	—	1,348	18	6/27/2013	1989
Shoney’s	Jackson	MS	—	(1)	360	572	—	932	16	6/27/2013	1989
Shoney’s	Summerville	SC	—	(1)	350	800	—	1,150	23	6/27/2013	1995
Shoney’s	Cookeville	TN	—	(1)	510	760	—	1,270	22	6/27/2013	1995
Shoney’s	Lawrenceburg	TN	—	(1)	330	873	—	1,203	25	6/27/2013	1983
Shoney’s	Charleston	WV	—	(1)	190	543	—	733	16	6/27/2013	1981
Shoney’s	Lewisburg	WV	—	(1)	110	642	—	752	18	6/27/2013	1981
Shoney’s	Princeton	WV	—	(1)	90	593	—	683	17	6/27/2013	1975
Shoney’s	Ripley	WV	—	(1)	200	599	—	799	17	6/27/2013	1981
Smokey Bones BBQ	Morrow	GA	—		390	2,184	—	2,574	63	6/27/2013	1999
Sonny’s Real Pit Bar-B-Q	Athens	GA	—	(1)	460	1,280	—	1,740	37	6/27/2013	1981
Sonny’s Real Pit Bar-B-Q	Conyers	GA	—	(1)	450	663	—	1,113	19	6/27/2013	1994
Sonny’s Real Pit Bar-B-Q	Marietta	GA	—	(1)	290	1,772	—	2,062	51	6/27/2013	1988
Spaghetti Warehouse	Marietta	GA	—	(1)	800	276	—	1,076	8	6/27/2013	1986
Spaghetti Warehouse	Aurora	IL	—	(1)	480	805	—	1,285	23	6/27/2013	1993

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Spaghetti Warehouse	Elk Grove Village	IL	—	(1)	550	299	—	849	9	6/27/2013	1995
Spaghetti Warehouse	Oklahoma City	OK	—	(1)	570	1,193	—	1,763	34	6/27/2013	1905
Spaghetti Warehouse	Tulsa	OK	—	(1)	530	1,174	—	1,704	34	6/27/2013	1917
Spaghetti Warehouse	Memphis	TN	—	(1)	100	283	—	383	8	6/27/2013	1905
Spaghetti Warehouse	Arlington	TX	—	(1)	630	1,400	—	2,030	40	6/27/2013	1994
Spaghetti Warehouse	Dallas	TX	—	(1)	810	1,656	—	2,466	47	6/27/2013	1990
Spaghetti Warehouse	Houston	TX	—	(1)	980	2,284	—	3,264	65	6/27/2013	1906
Spaghetti Warehouse	Plano	TX	—	(1)	540	1,060	—	1,600	30	6/27/2013	1993
Spaghetti Warehouse	San Antonio	TX	—	(1)	1,140	1,434	—	2,574	41	6/27/2013	1907
Subway	Knoxville	TN	—	(1)	160	349	—	509	10	6/27/2013	1990
Sweet Tomatoes	Coral Springs	FL	—	(1)	790	1,625	—	2,415	47	6/27/2013	1997
Synovus Bank	Tampa	FL	—	(1)	985	2,298	—	3,283	123	12/31/2012	1959
T.G.I. Friday’s	Homestead	PA	—	(1)	970	3,455	—	4,425	99	6/27/2013	2000
Taco Bell	Daphne	AL	—	(1)	180	1,278	—	1,458	35	6/27/2013	1984
Taco Bell	Foley	AL	—	(1)	360	1,460	—	1,820	40	6/27/2013	1992
Taco Bell	Mobile	AL	—	(1)	160	1,973	—	2,133	55	6/27/2013	1994
Taco Bell	SaraLand	AL	—	(1)	150	1,063	—	1,213	29	6/27/2013	1991
Taco Bell	Jacksonville	FL	—	(1)	440	1,167	—	1,607	32	6/27/2013	1985
Taco Bell	Jacksonville	FL	—	(1)	340	1,383	—	1,723	38	6/27/2013	1991
Taco Bell	Pensacola	FL	—	(1)	140	1,897	—	2,037	53	6/27/2013	1986
Taco Bell	Augusta	GA	—	(1)	220	1,292	—	1,512	36	6/27/2013	1979
Taco Bell	Hephzibah	GA	—	(1)	330	930	—	1,260	26	6/27/2013	1998
Taco Bell	Jesup	GA	—	(1)	230	715	—	945	20	6/27/2013	1998
Taco Bell	Waycross	GA	—	(1)	170	1,115	—	1,285	31	6/27/2013	1994
Taco Bell	St. Louis	MO	—	(1)	190	1,951	—	2,141	44	6/27/2013	1991
Taco Bell	Wentzville	MO	—	(1)	410	1,168	—	1,578	32	6/27/2013	2000

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Taco Bell	Brunswick	OH	—	(1)	400	1,267	—	1,667	35	6/27/2013	1992
Taco Bell	North Olmstead	OH	—	(1)	390	904	—	1,294	25	6/27/2013	1979
Taco Bell	Kingston	TN	—	(1)	280	714	—	994	20	6/27/2013	1997
Taco Bell	Dallas	TX	—	(1)	400	1,225	—	1,625	34	6/27/2013	1997
Taco Bell	Colonial Heights	VA	—	(1)	450	1,144	—	1,594	32	6/27/2013	1994
Taco Bell	Hayes	VA	—	(1)	350	—	—	350	—	6/27/2013	1994
Taco Bell	Portsmouth	VA	—		350	—	—	350	—	6/27/2013	1997
Taco Bell	Richmond	VA	—	(1)	500	1,061	—	1,561	29	6/27/2013	1994
Taco Bell	Richmond	VA	—	(1)	510	1,321	—	1,831	37	6/27/2013	1994
Taco Bell/Long John Silvers	Ashtabula	OH	—	(1)	440	1,640	—	2,080	45	6/27/2013	2004
Taco Bell/Pizza Hut	Dallas	TX	—	(1)	420	1,582	—	2,002	44	6/27/2013	2000
Taco Cabana	Austin	TX	—	(1)	700	2,105	—	2,805	58	6/27/2013	1980
Taco Cabana	Pasadena	TX	—	(1)	420	1,420	—	1,840	39	6/27/2013	1994
Taco Cabana	San Antonio	TX	—	(1)	600	1,955	—	2,555	54	6/27/2013	1994
Taco Cabana	San Antonio	TX	—	(1)	500	1,740	—	2,240	48	6/27/2013	1985
Taco Cabana	San Antonio	TX	—	(1)	280	1,695	—	1,975	47	6/27/2013	1986
Taco Cabana	San Antonio	TX	—	(1)	500	1,766	—	2,266	49	6/27/2013	1984
Taco Cabana	Schertz	TX	—	(1)	520	1,408	—	1,928	39	6/27/2013	1998
Talbots HQ	Hingham	MA	—		3,009	27,080	—	30,089	762	5/24/2013	1980
TCF National Bank	Crystal	MN	—	(1)	640	642	—	1,282	17	6/27/2013	1981
TD Bank	Falmouth	ME	—		4,057	23,489	—	27,546	864	3/18/2013	2002
Teva Pharmaceuticals Industries Limited	Malvern	PA	—	(2)	2,666	40,981	—	43,647	326	11/5/2013	2013
Texas Roadhouse	Cedar Rapids	IA	—	(1)	430	2,194	—	2,624	63	6/27/2013	2000
Texas Roadhouse	Ammon	ID	—	(1)	490	1,206	—	1,696	35	6/27/2013	1999
Texas Roadhouse	Shively	KY	—	(1)	540	2,055	—	2,595	59	6/27/2013	1998
Texas Roadhouse	Concord	NC	—	(1)	650	2,130	—	2,780	61	6/27/2013	2000
Texas Roadhouse	Gastonia	NC	—	(1)	570	1,544	—	2,114	44	6/27/2013	1999
Texas Roadhouse	Hickory	NC	—	(1)	580	1,831	—	2,411	53	6/27/2013	1999
Texas Roadhouse	Dickson City	PA	—	(1)	640	1,897	—	2,537	54	6/27/2013	2000
Texas Roadhouse	College Station	TX	—	(1)	670	2,299	—	2,969	66	6/27/2013	2000
Texas Roadhouse	Grand Prairie	TX	—	(1)	780	1,867	—	2,647	54	6/27/2013	1997

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
The Kroger Co.	Calhoun	GA	—	(2)	—	6,279	—	6,279	52	11/5/2013	1996
The Kroger Co.	Lithonia	GA	—	(2)	—	6,250	—	6,250	52	11/5/2013	1996
The Kroger Co.	Suwanee	GA	—	(2)	—	7,574	—	7,574	63	11/5/2013	1996
The Kroger Co.	Suwanee	GA	—	(2)	—	7,691	—	7,691	64	11/5/2013	1996
The Kroger Co.	Frankfort	KY	—	(2)	—	5,794	—	5,794	48	11/5/2013	1996
The Kroger Co.	Georgetown	KY	—	(2)	—	6,742	—	6,742	56	11/5/2013	1996
The Kroger Co.	Madisonville	KY	—	(2)	—	5,715	—	5,715	48	11/5/2013	1996
The Kroger Co.	Murray	KY	—	(2)	—	6,165	—	6,165	51	11/5/2013	1996
The Kroger Co.	Owensboro	KY	—	(2)	—	6,073	—	6,073	51	11/5/2013	1996
The Kroger Co.	Franklin	TN	—	(2)	—	7,782	—	7,782	65	11/5/2013	1996
The Kroger Co.	Knoxville	TN	—	(2)	—	7,642	—	7,642	64	11/5/2013	1996
The Pantry, Inc.	Montgomery	AL	—	(1)	526	1,228	—	1,754	69	12/31/2012	1998
The Pantry, Inc.	Charlotte	NC	—	(1)	1,332	1,332	—	2,664	75	12/31/2012	2004
The Pantry, Inc.	Charlotte	NC	—	(1)	1,667	417	—	2,084	23	12/31/2012	1982
The Pantry, Inc.	Charlotte	NC	—	(1)	1,191	1,787	—	2,978	100	12/31/2012	1987
The Pantry, Inc.	Charlotte	NC	—	(1)	1,070	1,308	—	2,378	73	12/31/2012	1997
The Pantry, Inc.	Conover	NC	—	(1)	1,144	936	—	2,080	53	12/31/2012	1998
The Pantry, Inc.	Cornelius	NC	—	(1)	1,847	2,258	—	4,105	127	12/31/2012	1999
The Pantry, Inc.	Lincolnton	NC	—	(1)	1,766	2,159	—	3,925	121	12/31/2012	2000
The Pantry, Inc.	Matthews	NC	—	(1)	980	1,819	—	2,799	102	12/31/2012	1987
The Pantry, Inc.	Thomasville	NC	—	(1)	1,175	1,436	—	2,611	81	12/31/2012	2000
The Pantry, Inc.	Fort Mill	SC	—	(1)	1,311	1,967	—	3,278	110	12/31/2012	1988
The Procter & Gamble Co.	FortWayne	IN	25,904		—	26,400	—	26,400	268	11/5/2013	1994
Thermo Process Systems	Sugarland	TX	—	(1)	1,680	7,778	—	9,458	82	9/24/2013	2005
Tiffany & Co.	Parsippany	NJ	55,773		2,248	81,083	—	83,331	824	11/5/2013	2002
Tilted Kilt	Hendersonville	TN	—	(1)	310	763	—	1,073	22	6/27/2013	1994
Time Warner Cable	Milwaukee	WI	20,570		3,081	22,512	—	25,593	217	11/5/2013	2001
Tire Kingdom	Dublin	OH	—	(6)	373	1,119	—	1,492	108	4/27/2012	2003
TJX Companies, Inc.	Philadelphia	PA	67,335		9,890	84,955	—	94,845	864	11/5/2013	2001
T-Mobile USA, Inc.	Nashville	TN	10,295		1,190	15,847	—	17,037	140	11/5/2013	2002
Tractor Supply	Oneonta	AL	—	(1)	359	1,438	—	1,797	46	4/18/2013	2012
Tractor Supply	Gray	LA	—		550	2,202	—	2,752	149	8/7/2012	2011

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Tractor Supply	Negaunee	MI	—	(1)	488	1,953	—	2,441	147	6/12/2012	2010
Tractor Supply	Plymouth	NH	—		424	2,402	—	2,826	124	11/29/2012	2011
Tractor Supply	Allentown	NJ	—	(5)	697	3,949	—	4,646	361	1/27/2012	2011
Tractor Supply	Rio Grande City	TX	—	(1)	469	1,095	—	1,564	78	6/19/2012	2008
UPS e-Logistics	Elizabethtown	KY	—	(1)	1,460	10,923	—	12,383	155	9/24/2013	2001
Bob’s Stores	Randolph	MA	6,929		2,840	6,826	—	9,666	68	11/5/2013	1993
Vacant	Bethesda	MD	54,554		8,538	31,879	—	40,417	292	11/5/2013	2012
Vacant	Irving	TX	—		2,610	4,470	—	7,080	34	11/5/2013	1997
Vacant (Development property)	Columbia	SC	—		—	6,941	7,006	13,947	—	11/5/2013	in progress
Vacant (Development property)	The Woodlands	TX	—		—	5,411	1,266	6,677	—	11/5/2013	in progress
Vitamin Shoppe	Evergreen Park	IL	—	(1)	476	1,427	—	1,903	53	4/19/2013	2012
Vitamin Shoppe	Ashland	VA	—		2,400	19,663	—	22,063	200	11/5/2013	2013
Walgreens	Wetumpka	AL	—	(5)	547	3,102	—	3,649	341	2/22/2012	2007
Walgreens	Peoria	AZ	—	(1)	837	1,953	—	2,790	98	2/28/2013	1996
Walgreens	Phoenix	AZ	—	(1)	1,037	1,927	—	2,964	87	3/26/2013	1999
Walgreens	Coalings	CA	—	(3)	396	3,568	—	3,964	482	10/11/2011	2008
Walgreens	Acworth	GA	—	(1)	1,583	2,940	—	4,523	162	1/25/2013	2012
Walgreens	Chicago	IL	—	(1)	1,212	2,829	—	4,041	156	1/30/2013	1999
Walgreens	Chicago	IL	—	(1)	1,617	3,003	—	4,620	165	1/30/2013	2007
Walgreens	Anderson	IN	—		807	3,227	—	4,034	274	7/31/2012	2001
Walgreens	Orlando	FL	—	(1)	1,007	1,869	—	2,876	28	9/30/2013	1996
Walgreens	Olathe	KS	—	(1)	1,258	3,774	—	5,032	94	7/25/2013	2002
Walgreens	Frankfort	KY	—	(5)	911	3,643	—	4,554	419	2/8/2012	2006
Walgreens	Shreveport	LA	—	(5)	619	3,509	—	4,128	386	2/22/2012	2003
Walgreens	Baltimore	MD	—	(1)	1,185	2,764	—	3,949	69	8/6/2013	2000
Walgreens	Clinton	MI	—	(1)	1,463	3,413	—	4,876	239	11/13/2012	2002
Walgreens	Dearborn	MI	—	(1)	190	3,605	—	3,795	162	4/1/2013	1998

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Walgreens	Eastpointe	MI	—	(1)	668	2,672	—	3,340	307	1/19/2012	1998
Walgreens	Lincoln Park	MI	—		1,041	5,896	—	6,937	501	7/31/2012	2007
Walgreens	Livonia	MI	—	(1)	261	2,350	—	2,611	106	4/1/2013	1998
Walgreens	Stevensville	MI	—	(3)	855	3,420	—	4,275	428	11/28/2011	2007
Walgreens	Troy	MI	—	(1)	—	1,896	—	1,896	123	12/12/2012	2000
Walgreens	Warren	MI	—	(1)	748	2,991	—	3,739	194	11/21/2012	1999
Walgreens	Columbia	MS	—		452	4,072	—	4,524	244	12/21/2012	2011
Walgreens	Greenwood	MS	—	(5)	561	3,181	—	3,742	350	2/22/2012	2007
Walgreens	Maplewood	NJ	—	(3)	1,071	6,071	—	7,142	759	11/18/2011	2011
Walgreens	Las Vegas	NV	—		1,528	6,114	—	7,642	581	5/30/2012	2009
Walgreens	Las Vegas	NV	—	(1)	700	2,801	—	3,501	112	4/30/2013	2001
Walgreens	Staten Island	NY	—		—	3,984	—	3,984	538	10/5/2011	2007
Walgreens	Akron	OH	—		664	1,548	—	2,212	54	5/31/2013	1994
Walgreens	Bryan	OH	—	(5)	219	4,154	—	4,373	457	2/22/2012	2007
Walgreens	Eaton	OH	—		398	3,586	—	3,984	323	6/27/2012	2008
Walgreens	Tahlequah	OK	—		647	3,664	—	4,311	220	1/2/2013	2008
Walgreens	Aibonito Pueblo	PR	—		1,855	5,566	—	7,421	278	3/5/2013	2012
Walgreens	Las Piedras	PR	—		1,726	5,179	—	6,905	233	4/3/2013	2012
Walgreens	Anderson	SC	—	(5)	835	3,342	—	4,177	384	2/8/2012	2006
Walgreens	Easley	SC	—		1,206	3,617	—	4,823	326	6/27/2012	2007
Walgreens	Greenville	SC	—		1,313	3,940	—	5,253	355	6/27/2012	2006
Walgreens	Myrtle Beach	SC	—	(1)	—	2,077	—	2,077	249	12/29/2011	2001
Walgreens	North Charleston	SC	—		1,320	3,081	—	4,401	277	6/27/2012	2008
Walgreens	Cordova	TN	—		1,005	2,345	—	3,350	164	11/9/2012	2002
Walgreens	Memphis	TN	—		896	2,687	—	3,583	201	10/2/2012	2003
Walgreens	Portsmouth	VA	2,118		730	3,311	—	4,041	33	11/5/2013	1998
Wendy’s	Atascadero	CA	—	(1)	230	1,009	—	1,239	28	6/27/2013	2000
Wendy’s	Camarillo	CA	—	(1)	320	2,253	—	2,573	62	6/27/2013	1996
Wendy’s	Paso Robles	CA	—	(1)	150	1,603	—	1,753	44	6/27/2013	1999
Wendy’s	Worcester	MA	—	(1)	370	1,288	—	1,658	36	6/27/2013	1996
Wendy’s	Salisbury	MD	—	(1)	370	1,299	—	1,669	36	6/27/2013	1993
Wendy’s	Swanton	OH	—	(1)	430	1,233	—	1,663	34	6/27/2013	1999
Wendy’s	Sylvania	OH	—	(1)	300	799	—	1,099	22	6/27/2013	1999
Wendy’s	Knoxville	TN	—	(1)	330	1,161	—	1,491	32	6/27/2013	1998
Wendy’s	Knoxville	TN	—	(1)	330	1,132	—	1,462	31	6/27/2013	1996
Wendy’s	Millington	TN	—	(1)	380	1,208	—	1,588	33	6/27/2013	1976
Wendy’s	Bluefield	VA	—	(1)	450	1,927	—	2,377	53	6/27/2013	1992
Wendy’s	Midlothian	VA	—	(1)	230	1,300	—	1,530	36	6/27/2013	1991
Wendy’s	Beaver	WV	—	(1)	290	1,156	—	1,446	32	6/27/2013	1982
West Marine	Deltaville	VA	—	(1)	425	2,409	—	2,834	192	7/31/2012	2012
Williams Sonoma	Olive Branch	MS	28,350		2,330	44,266	—	46,596	3,825	8/10/2012	2001
Abuelo’s	Rogers	AR	—	(14)	825	2,296	—	3,121	66	6/27/2013	2003
Academy Sports	Smyrna	TN	—		2,109	8,434	—	10,543	68	11/1/2013	2012

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Academy Sports	Mobile	AL	—		1,311	7,431	—	8,742	60	11/1/2013	2012
Advance Auto	Opelika	AL	—	(14)	289	1,156	—	1,445	43	4/24/2013	2013
Aliberto’s Mexican Food	Holbrook	AZ	—	(14)	32	96	—	128	3	6/27/2013	1981
Applebee’s	Davenport	FL	—	(14)	1,506	4,517	—	6,023	112	7/31/2013	2007
Applebee’s	Bradenton	FL	—	(14)	2,475	3,713	—	6,188	92	7/31/2013	1994
Applebee’s	Rio Rancho	NM	—	(14)	645	3,654	—	4,299	91	7/31/2013	1995
Applebee’s	Brandon	FL	—	(14)	2,453	3,647	—	6,100	105	6/27/2013	1997
Applebee’s	Lakeland	FL	—	(14)	1,959	3,638	—	5,597	90	7/31/2013	2000
Applebee’s	Temple Terrace	FL	—	(14)	2,396	3,594	—	5,990	89	7/31/2013	1993
Applebee’s	Largo	FL	—	(14)	2,334	3,501	—	5,835	87	7/31/2013	1995
Applebee’s	St. Petersburg	FL	—	(14)	2,329	3,493	—	5,822	87	7/31/2013	1994
Applebee’s	Riverview	FL	—	(14)	1,849	3,434	—	5,283	85	7/31/2013	2006
Applebee’s	Hobbs	NM	—	(14)	600	3,401	—	4,001	84	7/31/2013	2002
Applebee’s	Valrico	FL	—	(14)	1,202	3,274	—	4,476	94	6/27/2013	1998
Applebee’s	Wesley Chapel	FL	—	(14)	3,272	3,272	—	6,544	81	7/31/2013	2000
Applebee’s	New Port Richey	FL	—	(14)	1,695	3,147	—	4,842	78	7/31/2013	1998
Applebee’s	Inverness	FL	—	(14)	1,977	2,965	—	4,942	74	7/31/2013	2000
Applebee’s	Corpus Christi	TX	—	(14)	563	2,926	—	3,489	84	6/27/2013	2000
Applebee’s	Nampa	ID	—	(14)	729	2,915	—	3,644	72	7/31/2013	2000
Applebee’s	Pueblo	CO	—	(14)	960	2,879	—	3,839	71	7/31/2013	1998
Applebee’s	Plant City	FL	—	(14)	2,079	2,869	—	4,948	82	6/27/2013	2001
Applebee’s	Evans	GA	—	(14)	1,426	2,649	—	4,075	66	7/31/2013	2004
Applebee’s	Winter Haven	FL	—	(14)	2,130	2,603	—	4,733	65	7/31/2013	1999
Applebee’s	Gresham	OR	—		853	2,560	—	3,413	49	8/30/2013	2004
Applebee’s	Garden City	ID	—		628	2,512	—	3,140	48	8/30/2013	2003
Applebee’s	Savannah	GA	—	(14)	1,329	2,468	—	3,797	61	7/31/2013	1994
Applebee’s	Crystal River	FL	—	(14)	1,328	2,467	—	3,795	61	7/31/2013	2001
Applebee’s	Alamogordo	NM	—		271	2,438	—	2,709	47	8/30/2013	2000
Applebee’s	Lakeland	FL	—	(14)	1,283	2,383	—	3,666	59	7/31/2013	1997
Applebee’s	Augusta	GA	—	(14)	1,254	2,329	—	3,583	58	7/31/2013	1987
Applebee’s	Roswell	NM	—	(14)	405	2,295	—	2,700	57	7/31/2013	1998
Applebee’s	Pueblo	CO	—		752	2,257	—	3,009	43	8/30/2013	1998
Applebee’s	Greeley	CO	—	(14)	559	2,235	—	2,794	55	7/31/2013	1995
Applebee’s	Phenix City	AL	—	(14)	1,488	2,232	—	3,720	55	7/31/2013	1999
Applebee’s	Oxford	AL	—		1,162	2,157	—	3,319	41	8/30/2013	1995
Applebee’s	Clackamas	OR	—	(14)	901	2,103	—	3,004	52	7/31/2013	1997
Applebee’s	Tualatin	OR	—	(14)	1,116	2,072	—	3,188	51	7/31/2013	2002
Applebee’s	Richland	WA	—	(14)	1,112	2,064	—	3,176	51	7/31/2013	2003
Applebee’s	Edinburg	TX	—	(14)	898	2,058	—	2,956	59	6/27/2013	2006
Applebee’s	Thornton	CO	—		681	2,043	—	2,724	39	8/30/2013	1994
Applebee’s	Colorado Springs	CO	—	(14)	499	1,996	—	2,495	49	7/31/2013	1995
Applebee’s	McAllen	TX	—	(14)	1,114	1,988	—	3,102	57	6/27/2013	1993
Applebee’s	Brighton	CO	—	(14)	657	1,972	—	2,629	49	7/31/2013	1998

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Applebee’s	Colorado Springs	CO	—	(14)	629	1,888	—	2,517	47	7/31/2013	1994
Applebee’s	Vancouver	WA	—		791	1,846	—	2,637	35	8/30/2013	2001
Applebee’s	Pocatello	ID	—	(14)	612	1,837	—	2,449	46	7/31/2013	1998
Applebee’s	San Antonio	TX	—	(14)	732	1,796	—	2,528	51	6/27/2013	2003
Applebee’s	Milledgeville	GA	—	(14)	1,174	1,761	—	2,935	44	7/31/2013	1999
Applebee’s	Boise	ID	—	(14)	948	1,761	—	2,709	44	7/31/2013	1998
Applebee’s	Arvada	CO	—	(14)	754	1,760	—	2,514	44	7/31/2013	1996
Applebee’s	Crestview	FL	—	(14)	943	1,752	—	2,695	43	7/31/2013	2000
Applebee’s	Northglenn	CO	—	(14)	578	1,734	—	2,312	43	7/31/2013	1993
Applebee’s	Auburn	AL	—	(14)	1,155	1,732	—	2,887	43	7/31/2013	1993
Applebee’s	Ocean Springs	MS	—	(14)	673	1,708	—	2,381	49	6/27/2013	2000
Applebee’s	Vancouver	WA	—	(14)	718	1,675	—	2,393	42	7/31/2013	2001
Applebee’s	Roseburg	OR	—		717	1,673	—	2,390	32	8/30/2013	2000
Applebee’s	Lake Oswego	OR	—	(14)	1,352	1,652	—	3,004	41	7/31/2013	1993
Applebee’s	Newton	KS	—	(14)	504	1,569	—	2,073	45	6/27/2013	1998
Applebee’s	Fall River	MA	—		275	1,558	—	1,833	39	7/31/2013	1994
Applebee’s	New Braunfels	TX	—	(14)	566	1,486	—	2,052	43	6/27/2013	1995
Applebee’s	Dublin	GA	—	(14)	1,171	1,431	—	2,602	35	7/31/2013	1998
Applebee’s	North Canton	OH	—		152	838	—	990	24	6/27/2013	1992
Arby’s	Atlanta	GA	—	(14)	1,207	987	—	2,194	22	7/31/2013	1984
Arby’s	Kennesaw	GA	—	(14)	583	840	—	1,423	23	6/27/2013	1984
Arby’s	Memphis	TN	—	(14)	449	835	—	1,284	18	7/31/2013	1998
Arby’s	Mount Vernon	IL	—	(14)	911	764	—	1,675	21	6/27/2013	1999
Arby’s	Richmond Hill	GA	—	(14)	430	755	—	1,185	21	6/27/2013	1984
Arby’s	Grandville	MI	—	(14)	1,133	755	—	1,888	17	7/31/2013	1982
Arby’s	Prescott	AZ	—		404	750	—	1,154	16	7/31/2013	1986
Arby’s	Schertz	TX	—		499	748	—	1,247	16	7/31/2013	1996
Arby’s	Apopka	FL	—	(14)	464	697	—	1,161	15	7/31/2013	1985
Arby’s	Mobile	AL	—		460	685	—	1,145	19	6/27/2013	1986
Arby’s	Wyoming	MI	—	(14)	1,513	648	—	2,161	14	7/31/2013	1970
Arby’s	Fort Wayne	IN	—		529	647	—	1,176	14	7/31/2013	1987
Arby’s	Louisville	KY	—		336	625	—	961	26	5/30/2013	1979
Arby’s	Phoenix	AZ	—		559	618	—	1,177	17	6/27/2013	1995
Arby’s	Fountain Hills	AZ	—		241	597	—	838	17	6/27/2013	1994
Arby’s	Orlando	FL	—		251	585	—	836	13	7/31/2013	1985
Arby’s	Rockledge	FL	—		381	571	—	952	13	7/31/2013	1984
Arby’s	Erie	PA	—		188	552	—	740	15	6/27/2013	1966
Arby’s	Merritt Island	FL	—		297	552	—	849	12	7/31/2013	1984
Arby’s	Hopkinsville	KY	—	(14)	432	528	—	960	12	7/31/2013	1994
Arby’s	Clovis	NM	—		91	518	—	609	14	6/27/2013	1982
Arby’s	Winchester	IN	—		341	511	—	852	11	7/31/2013	1988
Arby’s	Lexington	NC	—		484	504	—	988	14	6/27/2013	1987
Arby’s	Guntersville	AL	—		142	503	—	645	14	6/27/2013	1986

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Arby’s	New Albany	IN	—	(14)	456	470	—	926	13	6/27/2013	2005
Arby’s	Chattanooga	TN	—	(14)	201	469	—	670	10	7/31/2013	1998
Arby’s	New Albany	IN	—	(14)	325	465	—	790	13	6/27/2013	1995
Arby’s	Scottsburg	IN	—	(14)	526	445	—	971	12	6/27/2013	1989
Arby’s	Corinth	MS	—	(14)	753	429	—	1,182	12	6/27/2013	1984
Arby’s	Alexander City	AL	—	(14)	527	401	—	928	11	6/27/2013	1999
Arby’s	Middlefield	OH	—		379	388	—	767	11	6/27/2013	1988
Arby’s	Rochester	NY	—		128	384	—	512	8	7/31/2013	1985
Arby’s	Savannah	GA	—		293	293	—	586	6	7/31/2013	1985
Arby’s	Albuquerque	NM	—		217	246	—	463	7	6/27/2013	1987
Arby’s	Alexandria	LA	—		82	245	—	327	5	7/31/2013	1985
Arby’s	Las Vegas	NM	—		236	236	—	472	5	7/31/2013	1985
Arby’s	Toccoa	GA	—		185	227	—	412	5	7/31/2013	1998
Arby’s	Bullhead City	AZ	—		550	—	—	550	—	6/27/2013	1999
Arby’s	Omaha	NE	—		359	—	—	359	—	7/31/2013	1984
Auto Pawn	Columbus	GA	—		170	—	—	170	—	6/27/2013	1987
Bandana’s Bar-B-Q Restaurant	Fenton	MO	—		470	314	—	784	6	8/30/2013	1986
Billboard	Memphis	TN	—		33	—	—	33	—	7/31/2013	N/A
Billboard	Memphis	TN	—		63	—	—	63	—	7/31/2013	N/A
Billboard	Memphis	TN	—		73	—	—	73	—	7/31/2013	N/A
Billboard	Memphis	TN	—		90	—	—	90	—	7/31/2013	N/A
Billboard	Memphis	TN	—		69	—	—	69	—	7/31/2013	N/A
Black Meg 43	Copperas Cove	TX	—	(14)	151	151	—	302	4	6/27/2013	1969
Bojangles	Statesville	NC	—	(14)	646	1,937	—	2,583	43	7/31/2013	1988
Bojangles	Denver	NC	—	(14)	1,013	1,881	—	2,894	41	7/31/2013	1997
Bojangles	Hickory	NC	—	(14)	749	1,789	—	2,538	50	6/27/2013	1973
Bojangles	Fountain Inn	SC	—		287	1,150	—	1,437	20	10/10/2013	2012
Bojangles	Taylorsville	NC	—	(14)	436	1,108	—	1,544	31	6/27/2013	1987
Bojangles	Troutman	NC	—		718	1,077	—	1,795	19	10/10/2013	2012
Bridgestone Firestone	Kansas City	MO	—	(14)	651	1,954	—	2,605	66	5/31/2013	2008
Bruegger’s Bagels	Durham	NC	—	(14)	312	728	—	1,040	16	7/31/2013	1926
Bucho’s Mexican Food	Bolingbrook	IL	—	(14)	470	137	—	607	4	6/27/2013	1992
Buffalo Wild Wings	Langhorne	PA	—	(14)	815	815	—	1,630	20	7/31/2013	1999
Burger King	Augusta	GA	—	(14)	693	2,080	—	2,773	46	7/31/2013	1986
Burger King	Spanaway	WA	—		509	1,628	—	2,137	45	6/27/2013	1997
Burger King	Cleveland	MS	—	(14)	688	1,606	—	2,294	35	7/31/2013	1985
Burger King	Brandon	MS	—	(14)	649	1,513	—	2,162	42	6/27/2013	1981
Burger King	North Augusta	SC	—	(14)	256	1,451	—	1,707	32	7/31/2013	1985
Burger King	Troy	AL	—	(14)	461	1,383	—	1,844	30	7/31/2013	1984
Burger King	Charlotte	NC	—		1,105	1,372	—	2,477	38	6/27/2013	1997
Burger King	Martinez	GA	—	(14)	909	1,350	—	2,259	37	6/27/2013	1998
Burger King	Greenville	MS	—	(14)	573	1,337	—	1,910	29	7/31/2013	2004
Burger King	Germantown	WI	—	(14)	644	1,300	—	1,944	36	6/27/2013	1986
Burger King	Denver	CO	—	(14)	872	1,242	—	2,114	34	6/27/2013	1994

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Burger King	Alpharetta	GA	—	(14)	501	1,219	—	1,720	34	6/27/2013	2001
Burger King	Amesbury	MA	—	(14)	835	1,217	—	2,052	34	6/27/2013	1977
Burger King	Dothan	AL	—	(14)	628	1,167	—	1,795	26	7/31/2013	1983
Burger King	Roswell	GA	—	(14)	495	1,156	—	1,651	25	7/31/2013	1998
Burger King	Wahoo	NE	—	(14)	196	1,109	—	1,305	24	7/31/2013	1990
Burger King	Dothan	AL	—	(14)	594	1,104	—	1,698	24	7/31/2013	1999
Burger King	Cut Off	LA	—		726	1,088	—	1,814	24	7/31/2013	1990
Burger King	Defuniak Springs	FL	—	(14)	362	1,087	—	1,449	24	7/31/2013	1989
Burger King	Blair	NE	—	(14)	272	1,087	—	1,359	24	7/31/2013	1987
Burger King	Maywood	IL	—	(14)	860	1,051	—	1,911	23	7/31/2013	2003
Burger King	North Augusta	SC	—	(14)	450	1,050	—	1,500	23	7/31/2013	1985
Burger King	Bainbridge	GA	—	(14)	347	1,042	—	1,389	23	7/31/2013	1998
Burger King	Sierra Vista	AZ	—		260	1,041	—	1,301	23	7/31/2013	1994
Burger King	Greenwood	MS	—	(14)	692	1,038	—	1,730	23	7/31/2013	1988
Burger King	Kansas CIty	MO	—		444	1,036	—	1,480	23	7/31/2013	1984
Burger King	Laredo	TX	—	(14)	684	1,026	—	1,710	23	7/31/2013	2002
Burger King	Andalusia	AL	—	(14)	181	1,025	—	1,206	23	7/31/2013	2000
Burger King	Kingsford	MI	—	(14)	53	1,015	—	1,068	22	7/31/2013	1983
Burger King	Red Oak	IA	—	(14)	334	1,002	—	1,336	22	7/31/2013	1988
Burger King	Austin	TX	—	(14)	666	999	—	1,665	28	6/27/2013	1998
Burger King	Cairo	GA	—	(14)	245	981	—	1,226	22	7/31/2013	1997
Burger King	Alpharetta	GA	—	(14)	1,128	977	—	2,105	27	6/27/2013	1993
Burger King	Springfield	FL	—	(14)	324	971	—	1,295	21	7/31/2013	1999
Burger King	Opelousas	LA	—		964	964	—	1,928	21	7/31/2013	1998
Burger King	Panama City	FL	—	(14)	319	956	—	1,275	21	7/31/2013	1998
Burger King	Chattanooga	TN	—	(14)	637	955	—	1,592	21	7/31/2013	1985
Burger King	Dover	NH	—	(14)	1,159	952	—	2,111	26	6/27/2013	1970
Burger King	Des Moines	IA	—	(14)	1,160	949	—	2,109	21	7/31/2013	1987
Burger King	Alpharetta	GA	—	(14)	795	943	—	1,738	26	6/27/2013	1997
Burger King	Philadelphia	MS	—	(14)	402	939	—	1,341	21	7/31/2013	1993
Burger King	Brewton	AL	—	(14)	307	920	—	1,227	20	7/31/2013	1993
Burger King	Stuart	IA	—	(14)	607	911	—	1,518	20	7/31/2013	1997
Burger King	Yazoo City	MS	—	(14)	489	909	—	1,398	20	7/31/2013	1993
Burger King	Marshfield	WI	—	(14)	232	885	—	1,117	25	6/27/2013	1986
Burger King	Thomson	GA	—	(14)	748	876	—	1,624	24	6/27/2013	1988
Burger King	Wilmington	NC	—	(14)	573	870	—	1,443	24	6/27/2013	1999
Burger King	Alpharetta	GA	—	(14)	635	865	—	1,500	24	6/27/2013	1998
Burger King	Clarksdale	MS	—	(14)	865	865	—	1,730	19	7/31/2013	1988
Burger King	Opp	AL	—	(14)	214	857	—	1,071	19	7/31/2013	1994
Burger King	Cincinnati	OH	—		353	824	—	1,177	18	7/31/2013	1974
Burger King	Greenville	MS	—	(14)	351	820	—	1,171	18	7/31/2013	1993
Burger King	Grand Rapids	MI	—	(14)	346	807	—	1,153	18	7/31/2013	1985
Burger King	Grenada	MS	—	(14)	536	805	—	1,341	18	7/31/2013	1989

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Burger King	Clinton	NC	—	(14)	494	801	—	1,295	22	6/27/2013	1999
Burger King	Chadbourn	NC	—	(14)	353	797	—	1,150	22	6/27/2013	1999
Burger King	Texas City	TX	—	(14)	421	782	—	1,203	17	7/31/2013	1984
Burger King	New Philadelphia	OH	—		419	779	—	1,198	17	7/31/2013	1986
Burger King	Mansfield	OH	—		191	766	—	957	17	7/31/2013	1985
Burger King	Lake Charles	LA	—		610	746	—	1,356	16	7/31/2013	1990
Burger King	Warren	MI	—		248	745	—	993	16	7/31/2013	1987
Burger King	Atmore	AL	—	(14)	181	723	—	904	16	7/31/2013	2000
Burger King	Tallahassee	FL	—	(14)	720	720	—	1,440	16	7/31/2013	1998
Burger King	Weston	WI	—	(14)	329	718	—	1,047	20	6/27/2013	1987
Burger King	Walker	MI	—	(14)	305	711	—	1,016	16	7/31/2013	1975
Burger King	Evergreen	AL	—	(14)	172	689	—	861	15	7/31/2013	1997
Burger King	Chicago Ridge	IL	—	(14)	431	684	—	1,115	19	6/27/2013	1998
Burger King	Perry	IA	—	(14)	557	680	—	1,237	15	7/31/2013	1997
Burger King	Springfield	IL	—	(14)	354	677	—	1,031	19	6/27/2013	1995
Burger King	Hudsonville	MI	—	(14)	451	676	—	1,127	15	7/31/2013	1988
Burger King	Natchez	MS	—		225	674	—	899	15	7/31/2013	1973
Burger King	Irondequoit	NY	—		988	659	—	1,647	14	7/31/2013	1980
Burger King	Enterprise	AL	—	(14)	437	655	—	1,092	14	7/31/2013	1985
Burger King	Nashua	NH	—	(14)	655	655	—	1,310	14	7/31/2013	2008
Burger King	Claremont	NC	—	(14)	646	646	—	1,292	18	6/27/2013	2000
Burger King	Pontiac	IL	—		151	616	—	767	17	6/27/2013	1991
Burger King	L’Anse	MI	—	(14)	32	616	—	648	14	7/31/2013	1999
Burger King	Hastings	MN	—	(14)	328	608	—	936	13	7/31/2013	1990
Burger King	Gary	IN	—	(14)	544	606	—	1,150	17	6/27/2013	1987
Burger King	Syracuse	NY	—		606	606	—	1,212	13	7/31/2013	1986
Burger King	Rhinelander	WI	—	(14)	260	606	—	866	13	7/31/2013	1986
Burger King	Monroeville	AL	—	(14)	325	604	—	929	13	7/31/2013	1997
Burger King	Menominee	MI	—	(14)	494	604	—	1,098	13	7/31/2013	1986
Burger King	Asheville	NC	—		728	595	—	1,323	13	7/31/2013	1982
Burger King	Clearwater	FL	—	(14)	981	591	—	1,572	16	6/27/2013	1980
Burger King	Shenandoah	IA	—	(14)	313	582	—	895	13	7/31/2013	1988
Burger King	Raceland	LA	—		356	533	—	889	12	7/31/2013	1991
Burger King	Springfield	MA	—		983	516	—	1,499	14	6/27/2013	1974
Burger King	Spring Lake	MI	—		341	512	—	853	11	7/31/2013	1995
Burger King	Harvey	IL	—		403	507	—	910	14	6/27/2013	1997
Burger King	Anchorage	AK	—		427	489	—	916	14	6/27/2013	1982
Burger King	Dayton	OH	—	(14)	569	466	—	1,035	10	7/31/2013	1990
Burger King	Gonzales	LA	—		380	465	—	845	10	7/31/2013	1990
Burger King	Gallatin	TN	—	(14)	199	463	—	662	10	7/31/2013	1984
Burger King	Lake Charles	LA	—		456	456	—	912	10	7/31/2013	1985
Burger King	Tallahassee	FL	—	(14)	843	454	—	1,297	10	7/31/2013	1980

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Burger King	Palatine	IL	—		352	426	—	778	12	6/27/2013	1995
Burger King	Largo	FL	—		683	412	—	1,095	11	6/27/2013	1984
Burger King	Harrisburg	PA	—	(14)	619	412	—	1,031	9	7/31/2013	1985
Burger King	Belding	MI	—		221	411	—	632	9	7/31/2013	1994
Burger King	Niceville	FL	—	(14)	598	399	—	997	9	7/31/2013	1994
Burger King	Metairie	LA	—		728	392	—	1,120	9	7/31/2013	1992
Burger King	Hamburg	NY	—	(14)	403	383	—	786	11	6/27/2013	1974
Burger King	Valdosta	GA	—	(14)	564	376	—	940	8	7/31/2013	1987
Burger King	Cedar Lake	IN	—		327	374	—	701	10	6/27/2013	1986
Burger King	Jenison	MI	—		233	349	—	582	8	7/31/2013	1994
Burger King	Detroit	MI	—	(14)	614	331	—	945	7	7/31/2013	1988
Burger King	Apex	NC	—		366	324	—	690	9	6/27/2013	1992
Burger King	East Greenbush	NY	—		404	269	—	673	7	6/27/2013	1980
Burger King	Dunn	NC	—		328	268	—	596	6	7/31/2013	1989
Burnie Bistro’s	Clearwater	FL	—	(14)	25	14	—	39	—	7/31/2013	1987
Captain D’s	Florence	KY	—	(14)	248	325	—	573	9	6/27/2013	1981
Captain D’s	Duncanville	TX	—		295	246	—	541	7	6/27/2013	1982
Carl’s Jr.	Purcell	OK	—	(14)	77	513	—	590	14	6/27/2013	1980
Casa Del Rio	Wadsworth	OH	—		130	389	—	519	10	7/31/2013	1971
Cashland	Celina	OH	—		108	132	—	240	3	7/31/2013	1995
Castle Dental	Murfreesboro	TN	—	(14)	256	256	—	512	6	7/31/2013	1996
Chappala Mexican Restaurant	Nampa	ID	—		473	692	—	1,165	20	6/27/2013	1998
Checkers	Jacksonville	FL	—	(14)	731	1,096	—	1,827	24	7/31/2013	1993
Checkers	Tampa	FL	—		736	—	—	736	—	6/27/2013	N/A
Checkers	Miami	FL	—		621	—	—	621	—	7/31/2013	1993
Checkers	Orlando	FL	—		1,033	—	—	1,033	—	7/31/2013	N/A
Checkers	Winter Springs	FL	—		734	—	—	734	—	7/31/2013	N/A
Cheddar’s Casual Cafe’	Brandon	FL	—	(14)	860	3,071	—	3,931	88	6/27/2013	2003
Cheddar’s Casual Cafe’	Lubbock	TX	—	(14)	1,053	2,345	—	3,398	67	6/27/2013	1997
Cheddar’s Casual Cafe’	Bolingbrook	IL	—	(14)	1,344	1,760	—	3,104	50	6/27/2013	1997
Chevys Fresh Mex	Miami	FL	—	(14)	1,455	783	—	2,238	19	7/31/2013	1995
Chicago Steak & Lemonade	Louisville	KY	—		195	18	—	213	1	6/27/2013	1980
Chicago Style Gyros	Nashville	TN	—		201	134	—	335	3	7/31/2013	1986
Chili’s	East Peoria	IL	—	(14)	1,023	2,347	—	3,370	67	6/27/2013	2003
Chili’s	Amarillo	TX	—		811	1,893	—	2,704	47	7/31/2013	1984
China Buffet	Alvin	TX	—	(14)	110	299	—	409	9	6/27/2013	1982
China Buffet	Angleton	TX	—	(14)	127	272	—	399	8	6/27/2013	1982
China King	Belen	NM	—	(14)	94	94	—	188	3	6/27/2013	1980
China One	Bay City	TX	—	(14)	229	124	—	353	3	7/31/2013	1985
Church’s Chicken	Bay Minette	AL	—	(14)	134	757	—	891	17	7/31/2013	2003
Church’s Chicken	Jackson	AL	—	(14)	127	719	—	846	16	7/31/2013	1982
Church’s Chicken	Augusta	GA	—	(14)	256	597	—	853	13	7/31/2013	1976

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Church’s Chicken	Atmore	AL	—	(14)	144	574	—	718	13	7/31/2013	1976
Church’s Chicken	Augusta	GA	—	(14)	178	533	—	711	12	7/31/2013	1981
Church’s Chicken	Spartanburg	SC	—	(14)	350	525	—	875	12	7/31/2013	1972
Church’s Chicken	Flomaton	AL	—	(14)	173	518	—	691	11	7/31/2013	1981
Church’s Chicken	Greenville	SC	—	(14)	325	487	—	812	11	7/31/2013	1984
Church’s Chicken	Greenville	SC	—	(14)	254	472	—	726	10	7/31/2013	2009
Church’s Chicken	Augusta	GA	—	(14)	196	458	—	654	10	7/31/2013	1984
Church’s Chicken	Columbia	SC	—	(14)	437	437	—	874	10	7/31/2013	1978
Church’s Chicken	Columbia	SC	—	(14)	231	428	—	659	9	7/31/2013	1977
Church’s Chicken	Augusta	GA	—	(14)	178	414	—	592	9	7/31/2013	1978
Church’s Chicken	North Charleston	SC	—	(14)	407	407	—	814	9	7/31/2013	1977
Church’s Chicken	Orlando	FL	—	(14)	254	380	—	634	8	7/31/2013	1984
Church’s Chicken	Greenwood	SC	—	(14)	188	349	—	537	8	7/31/2013	2002
Church’s Chicken	Charleston	SC	—	(14)	421	344	—	765	8	7/31/2013	1973
Church’s Chicken	Greenville	SC	—	(14)	280	342	—	622	8	7/31/2013	1970
Church’s Chicken	North Charleston	SC	—	(14)	302	302	—	604	7	7/31/2013	1976
Church’s Chicken	Anderson	SC	—	(14)	647	277	—	924	6	7/31/2013	1981
Church’s Chicken	Spartanburg	SC	—	(14)	411	274	—	685	6	7/31/2013	1978
Church’s Chicken	Orangeburg	SC	—	(14)	407	271	—	678	6	7/31/2013	1985
Church’s Chicken	Nashville	TN	—	(14)	186	186	—	372	4	7/31/2013	1980
Church’s Chicken	Charleston	SC	—	(14)	500	167	—	667	4	7/31/2013	1979
Church’s Chicken	Bowling Green	KY	—	(14)	100	156	—	256	4	6/27/2013	1984
Citizens Bank	Milton	MA	—	(14)	619	2,476	—	3,095	144	12/14/2012	1968
Citizens Bank	Pittsburgh	PA	—	(14)	268	2,413	—	2,681	140	12/14/2012	1970
Citizens Bank	Orland Hills	IL	—	(14)	1,253	2,327	—	3,580	135	12/14/2012	1988
Citizens Bank	Pittsburgh	PA	—	(14)	206	1,852	—	2,058	107	12/14/2012	1923
Citizens Bank	Chicago Heights	IL	—	(14)	182	1,637	—	1,819	80	1/24/2013	1996
Citizens Bank	Reading	PA	—	(14)	269	1,524	—	1,793	61	4/12/2013	1919
Citizens Bank	Carnegie	PA	—	(14)	73	1,396	—	1,469	81	12/14/2012	1920
Citizens Bank	Cranston	RI	—	(14)	411	1,234	—	1,645	72	12/14/2012	1967
Citizens Bank	Pittsburgh	PA	—	(14)	516	1,204	—	1,720	70	12/14/2012	1970
Citizens Bank	Butler	PA	—	(14)	286	1,144	—	1,430	66	12/14/2012	1966
Citizens Bank	Pittsburgh	PA	—	(14)	196	1,110	—	1,306	64	12/14/2012	1980
Citizens Bank	Philadelphia	PA	—	(14)	266	1,065	—	1,331	62	12/14/2012	1971
Citizens Bank	Kittanning	PA	—	(14)	56	1,060	—	1,116	62	12/14/2012	1889
Citizens Bank	Pittsburgh	PA	—	(14)	255	1,019	—	1,274	59	12/14/2012	1970
Citizens Bank	Troy	MI	—	(14)	312	935	—	1,247	54	12/14/2012	1980
Citizens Bank	Warrendale	PA	—	(14)	611	916	—	1,527	53	12/14/2012	1981
Citizens Bank	Providence	RI	—	(14)	300	899	—	1,199	52	12/14/2012	1960
Citizens Bank	N. Providence	RI	—	(14)	223	892	—	1,115	52	12/14/2012	1971
Citizens Bank	Pitcairn	PA	—	(14)	46	867	—	913	50	12/14/2012	1985
Citizens Bank	Greensburg	PA	—	(14)	45	861	—	906	50	12/14/2012	1957
Citizens Bank	Westchester	IL	—	(14)	366	853	—	1,219	38	2/22/2013	1986

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Citizens Bank	Ford City	PA	—	(14)	89	802	—	891	47	12/14/2012	1975
Citizens Bank	Reading	PA	—	(14)	267	802	—	1,069	47	12/14/2012	1970
Citizens Bank	Aliquippa	PA	—	(14)	138	782	—	920	45	12/14/2012	1953
Citizens Bank	Wexford	PA	—	(14)	180	719	—	899	42	12/14/2012	1975
Citizens Bank	Farmington	MI	—	(14)	303	707	—	1,010	41	12/14/2012	1962
Citizens Bank	East Greenwich	RI	—	(14)	227	680	—	907	39	12/14/2012	1959
Citizens Bank	Rumford	RI	—	(14)	352	654	—	1,006	38	12/14/2012	1977
Citizens Bank	Highspire	PA	—	(14)	216	649	—	865	38	12/14/2012	1974
Citizens Bank	Camp Hill	PA	—	(14)	430	645	—	1,075	37	12/14/2012	1971
Citizens Bank	Parma Heights	OH	—	(14)	426	638	—	1,064	37	12/14/2012	1957
Citizens Bank	Oil City	PA	—	(14)	110	623	—	733	36	12/14/2012	1965
City Buffet	Alexander City	AL	—	(14)	292	301	—	593	9	6/27/2013	1988
Cowboy’s Express	Monticello	AR	—	(14)	43	36	—	79	1	6/27/2013	1982
Cuco Mexican	Circleville	OH	—		149	164	—	313	5	6/27/2013	1986
CVS	Hoover	AL	—	(14)	1,239	2,890	—	4,129	101	5/31/2013	2003
CVS	Columbia	SC	—		—	2,811	—	2,811	84	7/2/2013	2006
CVS	New Castle	PA	1,562		412	2,337	—	2,749	164	10/31/2012	1999
CVS	Hardy	VA	—	(14)	686	2,059	—	2,745	72	5/16/2013	2005
CVS	Towanda	PA	—	(14)	—	877	—	877	35	4/24/2013	2003
Dairy Queen	Woodville	TX	—	(14)	98	65	—	163	1	7/31/2013	1980
DaVita Dialysis	Hiawatha	KS	—	(14)	69	1,302	—	1,371	36	5/30/2013	2012
DaVita Dialysis	Palatka	FL	—		207	1,173	—	1,380	32	6/5/2013	2013
DaVita Dialysis	Hartsville	SC	—	(14)	126	1,136	—	1,262	31	5/30/2013	2013
DaVita Dialysis	Cincinnati	OH	—	(14)	219	878	—	1,097	31	3/28/2013	2008
DaVita Dialysis	Georgetown	OH	—	(14)	125	706	—	831	25	3/28/2013	2009
Denny’s	Tempe	AZ	—		1,960	1,273	(2,610)	623	36	6/27/2013	1980
Denny’s	Phoenix	AZ	—		825	1,237	—	2,062	31	7/31/2013	2005
Denny’s	Idaho Falls	ID	—		538	1,183	(1,093)	628	34	6/27/2013	1995
Denny’s	Mesa	AZ	—		1,089	891	—	1,980	22	7/31/2013	1994
Denny’s	Tempe	AZ	—		1,567	844	—	2,411	21	7/31/2013	1994
Denny’s	Scottsdale	AZ	—	(14)	736	491	—	1,227	12	7/31/2013	1985
Denny’s	Peoria	AZ	—		310	457	—	767	13	6/27/2013	1987
Denny’s	Marion	OH	—	(14)	115	390	—	505	11	6/27/2013	1989
Denny’s	Spartanburg	SC	—		656	353	—	1,009	9	7/31/2013	1991
Denny’s	Henrietta	NY	—		361	241	—	602	6	7/31/2013	1970
Denny’s	Bloomington	MN	—		1,184	—	—	1,184	—	7/31/2013	N/A
Dollar General	Holly Hill	SC	—	(14)	259	2,333	—	2,592	109	3/6/2013	2013
Dollar General	Presidio	TX	—	(14)	72	1,370	—	1,442	58	3/28/2013	2013
Dollar General	Savanna	IL	—	(14)	273	1,093	—	1,366	61	12/31/2012	2012
Dollar General	Chelyan	WV	—		273	1,092	—	1,365	15	9/27/2013	2013
Dollar General	Adams	MA	—		254	1,016	—	1,270	14	10/10/2013	2012
Dollar General	Modena	NY	—		249	996	—	1,245	14	10/10/2013	2012
Dollar General	Mount Morris	MI	—	(14)	110	988	—	1,098	46	2/27/2013	2012
Dollar General	Eldon	MO	—	(14)	52	986	—	1,038	51	2/14/2013	2013

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Malden	MO	—		108	974	—	1,082	23	8/2/2013	2013
Dollar General	Lytle	TX	—		243	971	—	1,214	9	10/30/2013	2013
Dollar General	San Antonio	TX	—	(14)	239	956	—	1,195	45	3/11/2013	2013
Dollar General	San Juan	TX	—		169	956	—	1,125	9	11/15/2013	2013
Dollar General	Henry	IL	—	(14)	104	934	—	1,038	31	5/23/2013	2013
Dollar General	South Pekin	IL	—		104	933	—	1,037	22	8/14/2013	2013
Dollar General	San Antonio	TX	—	(14)	163	926	—	1,089	48	2/14/2013	2012
Dollar General	Laurie	MO	—		102	918	—	1,020	9	11/15/2013	2013
Dollar General	Milaca	MN	—		102	916	—	1,018	13	9/24/2013	2013
Dollar General	Edinburg	TX	—		102	914	—	1,016	21	7/16/2013	2013
Dollar General	De Soto	MO	—	(14)	101	912	—	1,013	47	2/14/2013	2013
Dollar General	Shelbina	MO	—	(14)	101	911	—	1,012	30	5/22/2013	2013
Dollar General	Kyle	TX	—		101	910	—	1,011	4	12/6/2013	2013
Dollar General	Eagle Grove	IA	—		100	902	—	1,002	25	7/9/2013	2013
Dollar General	Farmington	NM	—		224	898	—	1,122	25	7/11/2013	2013
Dollar General	Mission	TX	—	(14)	158	894	—	1,052	38	3/27/2013	2013
Dollar General	Adkins	TX	—	(14)	157	889	—	1,046	50	12/31/2012	2012
Dollar General	New Braunfels	TX	—		156	883	—	1,039	8	10/30/2013	2013
Dollar General	Aurora	MO	—	(14)	98	881	—	979	41	2/28/2013	2013
Dollar General	Millwood	WV	—		98	881	—	979	25	7/2/2013	2013
Dollar General	San Antonio	TX	—		220	880	—	1,100	25	7/9/2013	2013
Dollar General	Pequot Lakes	MN	—		155	880	—	1,035	16	8/22/2013	2013
Dollar General	Amarillo	TX	—		97	877	—	974	21	8/13/2013	2013
Dollar General	Mahomet	IL	—		292	877	—	1,169	16	8/22/2013	2013
Dollar General	Manistique	MI	—	(14)	155	876	—	1,031	41	2/27/2013	2012
Dollar General	West Union	SC	—		46	868	—	914	24	7/3/2013	2011
Dollar General	Fairbury	IL	—		96	867	—	963	28	6/7/2013	2013
Dollar General	Amarillo	TX	—		153	866	—	1,019	20	8/2/2013	2013
Dollar General	Cedar Falls	IA	—		96	862	—	958	16	8/28/2013	2013
Dollar General	Mercedes	TX	—		215	859	—	1,074	20	8/2/2013	2013
Dollar General	Ganado	TX	—		95	857	—	952	20	8/13/2013	2013
Dollar General	New Braunfels	TX	—	(14)	95	855	—	950	44	2/14/2013	2013
Dollar General	Manchester	MI	—	(14)	213	853	—	1,066	40	2/27/2013	2013
Dollar General	Guyton	GA	—	(14)	213	852	—	1,065	28	6/3/2013	2011
Dollar General	Annandale	MN	—		212	848	—	1,060	20	8/2/2013	2013
Dollar General	Staples	MN	—		150	848	—	998	16	9/4/2013	2013
Dollar General	Lexington	MO	—		149	846	—	995	16	9/13/2013	2013
Dollar General	Whitesburg	KY	—	(14)	211	845	—	1,056	28	5/30/2013	2012
Dollar General	Lubbock	TX	—	(14)	148	841	—	989	28	5/16/2013	2013
Dollar General	Brookeland	TX	—		93	840	—	933	20	8/15/2013	2013
Dollar General	Bastrop	LA	—		148	838	—	986	24	7/1/2013	2013
Dollar General	Rolla	MO	—		209	835	—	1,044	16	8/21/2013	2013
Dollar General	Lonedell	MO	—	(14)	208	833	—	1,041	31	4/26/2013	2013

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Dollar General	Boling	TX	—		92	831	—	923	19	8/13/2013	2013
Dollar General	Avinger	TX	—		44	830	—	874	19	8/8/2013	2013
Dollar General	Roodhouse	IL	—	(14)	207	829	—	1,036	47	12/31/2012	2012
Dollar General	Lacy Lakeview	TX	—	(14)	146	826	—	972	50	11/16/2012	2012
Dollar General	Elkview	WV	—		274	823	—	1,097	19	8/2/2013	2013
Dollar General	Weslaco	TX	—		205	822	—	1,027	8	10/16/2013	2013
Dollar General	Buchanan Dam	TX	562		145	820	—	965	58	9/28/2012	2012
Dollar General	McMechen	WV	—	(14)	91	819	—	910	46	1/9/2013	2012
Dollar General	Sand Springs	OK	—		43	819	—	862	15	9/3/2013	2013
Dollar General	Joplin	MO	—		144	816	—	960	8	11/12/2013	2013
Dollar General	San Antonio	TX	—	(14)	271	812	—	1,083	27	5/23/2013	2013
Dollar General	Skidmore	TX	—	(14)	90	811	—	901	42	2/14/2013	2013
Dollar General	Savannah	MO	—		270	811	—	1,081	15	8/23/2013	2013
Dollar General	Sand Springs	OK	—		143	811	—	954	15	9/3/2013	2013
Dollar General	Beeville	TX	—	(14)	90	810	—	900	49	11/19/2012	2012
Dollar General	Roseau	MN	—		143	808	—	951	8	10/30/2013	2013
Dollar General	San Benito	TX	—		202	807	—	1,009	15	8/23/2013	2013
Dollar General	Belton	TX	—	(14)	89	804	—	893	38	2/28/2013	2013
Dollar General	Hawley	MN	—		89	803	—	892	8	10/16/2013	2013
Dollar General	East Bernstadt	KY	—	(14)	141	799	—	940	26	5/30/2013	2012
Dollar General	Lubbock	TX	—		199	796	—	995	15	8/28/2013	2013
Dollar General	Wakefield	MI	—	(14)	88	794	—	882	45	12/19/2012	2012
Dollar General	Romulus	MI	—	(14)	199	794	—	993	37	2/27/2013	2011
Dollar General	Amarillo	TX	—		198	794	—	992	22	7/11/2013	2013
Dollar General	Sand Springs	OK	—		198	791	—	989	15	9/3/2013	2012
Dollar General	Billings	MO	—		139	790	—	929	7	10/17/2013	2013
Dollar General	Caulfield	MO	—	(14)	139	789	—	928	44	12/31/2012	2012
Dollar General	DeSoto	IL	—	(14)	138	784	—	922	33	3/26/2013	2013
Dollar General	Powhatan Point	WV	—		138	784	—	922	22	7/2/2013	2013
Dollar General	Cowen	WV	—	(14)	196	783	—	979	40	1/16/2013	2012
Dollar General	Camden	MI	—	(14)	138	781	—	919	37	2/27/2013	2013
Dollar General	Berea	KY	—	(14)	138	781	—	919	26	5/30/2013	2012
Dollar General	Moody	TX	—		41	781	—	822	26	6/11/2013	2013
Dollar General	Doolittle	MO	—		137	778	—	915	18	8/2/2013	2013
Dollar General	San Antonio	TX	—		333	776	—	1,109	18	8/13/2013	2013
Dollar General	Eubank	KY	—	(14)	137	775	—	912	25	5/30/2013	2013
Dollar General	Center Point	IA	—	(14)	136	772	—	908	43	12/31/2012	2012
Dollar General	Texarkana	TX	—		136	772	—	908	7	10/25/2013	2013
Dollar General	Coldiron	KY	—	(14)	187	747	—	934	24	5/30/2013	2013
Dollar General	Diana	TX	—		186	743	—	929	14	8/27/2013	2013
Dollar General	Rapid City	MI	—	(14)	179	716	—	895	34	2/27/2013	2012
Dollar General	Cedar Creek	TX	—	(14)	291	680	—	971	41	11/16/2012	2012
Dragon China Buffet	Carlsbad	NM	—	(14)	208	104	—	312	3	6/27/2013	1995

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
East Supreme Buffet	Whitehall	PA	—	(14)	492	505	—	997	14	6/27/2013	1997
Eegee’s	Tucson	AZ	—		357	436	—	793	10	7/31/2013	1990
El Chico	Killeen	TX	—		534	992	—	1,526	25	7/31/2013	1993
El Tapatio Mexican Restaurant	Page	AZ	—	(14)	170	133	—	303	4	6/27/2013	1988
Family Dollar	Mount Vernon	IL	—		117	1,050	—	1,167	30	7/11/2013	2012
Family Dollar	Crosby	MN	—		49	928	—	977	26	7/11/2013	1985
Family Dollar	Toledo	OH	—		226	905	—	1,131	25	7/11/2013	1942
Family Dollar	Carlin	NV	—		99	895	—	994	17	9/13/2013	2012
Family Dollar	Cold Springs	NV	—		217	869	—	1,086	16	9/13/2013	2013
Family Dollar	Des Moines	IA	—		152	863	—	1,015	16	8/30/2013	2013
Family Dollar	Cincinnatus	NY	—		287	862	—	1,149	—	12/30/2013	2013
Family Dollar	Etoile	TX	—		45	850	—	895	20	8/6/2013	2013
Family Dollar	Mountain View	WY	—		44	838	—	882	16	9/13/2013	2013
Family Dollar	Markesan	WI	—		92	831	—	923	4	12/12/2013	2013
Family Dollar	Thorp	WI	—		90	810	—	900	15	8/30/2013	2013
Family Dollar	Webster	WI	—		43	808	—	851	23	7/11/2013	2013
Family Dollar	Oakwood	TX	—		133	752	—	885	4	11/20/2013	2013
Family Dollar	Clarendon	TX	—		83	749	—	832	11	9/17/2013	2013
Family Dollar	Gretna	VA	—		131	744	—	875	21	7/2/2013	2012
Family Dollar	Somerville	TX	—	(14)	131	743	—	874	42	12/31/2012	2012
Family Dollar	Lovelady	TX	—	(14)	82	740	—	822	31	3/27/2013	2012
Family Dollar	Birch Run	MI	—		81	729	—	810	20	7/11/2013	1950
Family Dollar	Hoosick Falls	NY	—	(14)	181	724	—	905	27	4/26/2013	2013
Family Dollar	Marble Hill	MO	—		38	719	—	757	13	8/29/2013	2013
Family Dollar	Houston	TX	—	(14)	174	696	—	870	26	4/26/2013	1985
Family Dollar	University Park	IL	—		295	688	—	983	6	10/29/2013	2013
Family Dollar	Centerville	TX	—		226	679	—	905	13	9/10/2013	2013
Family Dollar	Alderson	WV	—		166	663	—	829	19	7/11/2013	2012
Family Dollar	Torrington	WY	—	(14)	72	645	—	717	24	5/9/2013	2007
Family Dollar	Tustin	MI	—	(14)	33	633	—	666	36	12/18/2012	2012
Family Dollar	Custer	SD	—		32	617	—	649	20	6/14/2013	2006
Family Dollar	International Falls	MN	—		32	608	—	640	9	9/30/2013	1966
Family Dollar	Barryton	MI	—	(14)	32	599	—	631	34	12/18/2012	2012
Family Dollar	Pulaski	IL	—	(14)	31	588	—	619	33	12/31/2012	2012
Family Dollar	Lombard	IL	—		1,008	543	—	1,551	3	12/12/2013	2013
Family Dollar	Rushville	NE	—	(14)	125	499	—	624	19	4/26/2013	2007
Famous Dave’s	Eden Prairie	MN	—	(14)	824	549	—	1,373	14	7/31/2013	1995
Fazoli’s	Carmel	IN	—	(14)	427	522	—	949	11	7/31/2013	1986
Fazoli’s	Appleton	WI	—		705	—	—	705	—	7/31/2013	N/A
FedEx	Tinicum	PA	—		—	32,170	—	32,170	818	8/15/2013	2013
FedEx	Lebanon	OH	—		1,492	8,452	—	9,944	172	8/26/2013	2013
FedEx	Albany	GA	—		195	3,711	—	3,906	57	10/11/2013	2013
FedEx	London	KY	—		350	3,151	—	3,501	48	10/11/2013	2013

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
FedEx	Waterloo	IA	—	(14)	152	2,882	—	3,034	132	3/22/2013	2012
FedEx	Rapid City	SD	—	(14)	305	2,741	—	3,046	167	12/21/2012	2012
FedEx	Ottumwa	IA	—	(14)	134	2,552	—	2,686	182	10/30/2012	2012
FedEx	Independence	KS	—	(14)	114	2,166	—	2,280	154	10/30/2012	2012
FedEx	Des Moines	IA	—	(14)	733	1,361	—	2,094	55	4/18/2013	1986
FedEx	Riverton	WY	—		431	1,006	—	1,437	10	10/23/2013	2013
FedEx	Homewood	AL	—		522	779	—	1,301	22	6/27/2013	2000
Flip It Bakery & Deli	Washington	DC	—	(14)	338	84	—	422	2	7/31/2013	1985
Fresenius	Fayetteville	NC	—		178	3,379	—	3,557	79	6/28/2013	1999
Fresenius	Clinton	NC	—		139	2,647	—	2,786	62	6/28/2013	2003
Fresenius	Foley	AL	—		287	2,580	—	2,867	61	7/8/2013	2009
Fresenius	Fayetteville	NC	—		134	2,551	—	2,685	60	6/28/2013	2004
Fresenius	Mobile	AL	—		278	2,505	—	2,783	59	7/8/2013	1987
Fresenius	Fayetteville	NC	—		420	2,379	—	2,799	56	6/28/2013	1998
Fresenius	Lumberton	NC	—		117	2,216	—	2,333	52	6/28/2013	1986
Fresenius	DeFuniak Springs	FL	—		115	2,180	—	2,295	51	7/8/2013	2008
Fresenius	Fairhope	AL	—		—	2,035	—	2,035	48	7/8/2013	2006
Fresenius	Red Springs	NC	—		101	1,913	—	2,014	45	6/28/2013	2000
Fresenius	Fairmont	NC	—		201	1,812	—	2,013	43	6/28/2013	2002
Fresenius	Pembroke	NC	—		81	1,547	—	1,628	36	6/28/2013	2009
Fresenius	Roseboro	NC	—		74	1,404	—	1,478	33	6/28/2013	2011
Fresenius	St. Pauls	NC	—		73	1,389	—	1,462	33	6/28/2013	2008
Furr’s	Garland	TX	—	(14)	1,529	3,715	—	5,244	107	6/27/2013	2008
Golden Corral	Surprise	AZ	—	(14)	1,258	4,068	—	5,326	117	6/27/2013	2007
Golden Corral	Harlingen	TX	—		832	3,037	—	3,869	87	6/27/2013	1990
Golden Corral	Texarkana	TX	—		758	3,031	—	3,789	67	7/31/2013	2001
Golden Corral	Gilbert	AZ	—	(14)	871	2,910	—	3,781	83	6/27/2013	2006
Golden Corral	Jacksonville	FL	—		1,721	2,629	—	4,350	75	6/27/2013	1999
Golden Corral	Houston	TX	—		1,147	2,447	—	3,594	70	6/27/2013	1995
Golden Corral	Stockbridge	GA	—		422	2,391	—	2,813	53	7/31/2013	1987
Golden Corral	Brownsville	TX	—		604	2,302	—	2,906	66	6/27/2013	1990
Golden Corral	Norman	OK	—		345	2,107	—	2,452	60	6/27/2013	1994
Golden Corral	Zanesville	OH	—	(14)	487	2,030	—	2,517	58	6/27/2013	2002
Golden Corral	Goodyear	AZ	—	(14)	686	1,939	—	2,625	56	6/27/2013	2006
Golden Corral	Baytown	TX	—	(14)	596	1,788	—	2,384	39	7/31/2013	1995
Golden Corral	College Station	TX	—		1,265	1,718	—	2,983	49	6/27/2013	1990
Golden Corral	Midwest City	OK	—		1,175	1,708	—	2,883	49	6/27/2013	1991
Golden Corral	Wichita	KS	—	(14)	560	1,306	—	1,866	29	7/31/2013	2000
Golden Corral	Jacksonville	FL	—		1,033	1,084	—	2,117	31	6/27/2013	1997
Golden Corral	Palatka	FL	—	(14)	853	1,048	—	1,901	30	6/27/2013	1997
Golden Corral	Emporia	KS	—	(14)	403	941	—	1,344	21	7/31/2013	1997
Golden Corral	Roswell	NM	—		203	600	—	803	17	6/27/2013	2000
Golden Corral	Rock Springs	WY	—	(14)	354	90	—	444	3	6/27/2013	1986
Grandy’s	Abilene	TX	—		803	—	—	803	—	6/27/2013	N/A
Grandy’s	Arlington	TX	—		734	—	—	734	—	6/27/2013	N/A
Grandy’s	Carrollton	TX	—		773	—	—	773	—	6/27/2013	N/A
Grandy’s	Carrollton	TX	—		847	—	—	847	—	6/27/2013	N/A
Grandy’s	Fort Worth	TX	—		777	—	—	777	—	6/27/2013	N/A
Grandy’s	Fort Worth	TX	—		811	—	—	811	—	6/27/2013	N/A
Grandy’s	Garland	TX	—		623	—	—	623	—	6/27/2013	N/A
Grandy’s	Garland	TX	—		859	—	—	859	—	6/27/2013	N/A
Grandy’s	Grapevine	TX	—		618	—	—	618	—	6/27/2013	1988
Grandy’s	Irving	TX	—		871	—	—	871	—	6/27/2013	N/A

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Grandy’s	Lancaster	TX	—		780	—	—	780	—	6/27/2013	N/A
Grandy’s	Lubbock	TX	—		694	—	—	694	—	6/27/2013	1979
Grandy’s	Mesquite	TX	—		871	—	—	871	—	6/27/2013	N/A
Grandy’s	Plano	TX	—		871	—	—	871	—	6/27/2013	N/A
Grandy’s	Dallas	TX	—		725	—	—	725	—	7/31/2013	N/A
Grandy’s	Dallas	TX	—		357	—	—	357	—	7/31/2013	N/A
Grandy’s	Greenville	TX	—		847	—	—	847	—	7/31/2013	N/A
Great Clips	Lombard	IL	—		84	100	—	184	3	6/27/2013	1973
Hardee’s	Jacksonville	FL	—		875	583	—	1,458	13	7/31/2013	1993
Hardee’s	Williston	FL	—	(14)	395	553	—	948	15	6/27/2013	1992
Hardee’s	Canton	GA	—		488	539	—	1,027	15	6/27/2013	1983
Hardee’s	Bremen	GA	—	(14)	129	518	—	647	11	7/31/2013	1980
Hardee’s	Springfield	TN	—	(14)	343	515	—	858	11	7/31/2013	1990
Hardee’s	Akron	OH	—	(14)	207	483	—	690	11	7/31/2013	1990
Hardee’s	Mount Vernon	IA	—		320	480	—	800	13	6/27/2013	1987
Hardee’s	Belleville	IL	—		269	467	—	736	13	6/27/2013	1987
Hardee’s	Seville	OH	—	(14)	151	454	—	605	10	7/31/2013	1989
Hardee’s	Pace	FL	—	(14)	419	435	—	854	12	6/27/2013	1991
Hardee’s	Morristown	TN	—	(14)	353	431	—	784	9	7/31/2013	1991
Hardee’s	Erwin	TN	—	(14)	346	406	—	752	11	6/27/2013	1982
Hardee’s	Jefferson	OH	—	(14)	242	363	—	605	8	7/31/2013	1989
Hardee’s	Sparta	NC	—	(14)	372	346	—	718	10	6/27/2013	1983
Hardee’s	Minerva	OH	—	(14)	214	321	—	535	7	7/31/2013	1990
Hardee’s	Beaver	WV	—		217	318	—	535	9	6/27/2013	1983
Harley Davidson	Round Rock	TX	—	(14)	1,688	9,563	—	11,251	237	7/31/2013	2008
Harvey’s Grill & Bar	Saginaw	MI	—	(14)	230	647	—	877	19	6/27/2013	1997
Hayden’s Grill & Bar	Canton	MI	—	(14)	160	693	—	853	20	6/27/2013	1995
Hooley House Sports Pub & Grille	Brooklyn	OH	—	(14)	291	321	—	612	9	6/27/2013	2000
IHOP	Bossier City	LA	—	(14)	541	1,342	—	1,883	38	6/27/2013	1998
IHOP	Baytown	TX	—	(14)	698	1,297	—	1,995	29	7/31/2013	1998
IHOP	Auburn	AL	—	(14)	1,111	933	—	2,044	27	6/27/2013	1998
IHOP	Warren	MI	—	(14)	605	830	—	1,435	24	6/27/2013	1996
IHOP	Corpus Christi	TX	—		1,176	—	—	1,176	—	7/31/2013	N/A
Indi’s Fast Food	Louisville	KY	—		292	157	—	449	3	7/31/2013	1972
Iron Chef Super Buffet	Kissimmee	FL	—	(14)	297	127	—	424	3	7/31/2013	1989
Italian Villa, The	Grand Island	NY	—	(14)	38	101	—	139	3	6/27/2013	1979
Jack in the Box	Cleburne	TX	—	(14)	291	1,647	—	1,938	36	7/31/2013	2000
Jack in the Box	Walker	LA	—	(14)	543	1,196	—	1,739	33	6/27/2013	2001
Jack in the Box	Sacramento	CA	—		476	1,110	—	1,586	24	7/31/2013	1991
Jack in the Box	Texas City	TX	—		454	844	—	1,298	23	6/27/2013	1991
Jack in the Box	Missouri City	TX	—	(14)	451	837	—	1,288	18	7/31/2013	1991
Johnny Carino’s	Houston	TX	—	(14)	1,328	2,656	—	3,984	76	6/27/2013	2002
Johnny Carino’s	Rogers	AR	—	(14)	997	2,540	—	3,537	73	6/27/2013	2001
Johnny Carino’s	Midland	TX	—	(14)	998	2,329	—	3,327	58	7/31/2013	2000
Johnny Carino’s	Grand Prairie	TX	—	(14)	997	2,327	—	3,324	58	7/31/2013	2001

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Johnny Carino’s	Amarillo	TX	—	(14)	993	2,317	—	3,310	57	7/31/2013	2001
Johnny Carino’s	San Angelo	TX	—	(14)	769	2,306	—	3,075	57	7/31/2013	2005
Johnny Carino’s	Muncie	IN	—		540	2,160	—	2,700	41	8/30/2013	2003
Johnny Carino’s	Columbus	IN	—		809	1,888	—	2,697	36	8/30/2013	2004
Kentucky Fried Chicken	Matteson	IL	—	(14)	399	2,259	—	2,658	50	7/31/2013	1973
Kentucky Fried Chicken	Decatur	IL	—	(14)	276	1,619	—	1,895	45	6/27/2013	2001
Kentucky Fried Chicken	Homewood	IL	—	(14)	660	1,541	—	2,201	34	7/31/2013	1992
Kentucky Fried Chicken	Bloomington	IL	—	(14)	576	1,466	—	2,042	41	6/27/2013	2004
Kentucky Fried Chicken	Greenwood	IN	—	(14)	339	1,405	—	1,744	39	6/27/2013	1976
Kentucky Fried Chicken	Hazel Crest	IL	—	(14)	153	1,376	—	1,529	30	7/31/2013	1982
Kentucky Fried Chicken	Franklin	IN	—	(14)	205	1,375	—	1,580	38	6/27/2013	1976
Kentucky Fried Chicken	Lebanon	IN	—	(14)	337	1,348	—	1,685	30	7/31/2013	1983
Kentucky Fried Chicken	Springfield	IL	—	(14)	212	1,203	—	1,415	26	7/31/2013	1987
Kentucky Fried Chicken	Rockford	IL	—	(14)	201	1,142	—	1,343	25	7/31/2013	1995
Kentucky Fried Chicken	New Boston	TX	—	(14)	125	1,127	—	1,252	25	7/31/2013	1995
Kentucky Fried Chicken	Granite City	IL	—	(14)	102	1,083	—	1,185	30	6/27/2013	1987
Kentucky Fried Chicken	Crawfordsville	IN	—	(14)	159	1,068	—	1,227	30	6/27/2013	1979
Kentucky Fried Chicken	Springfield	IL	—	(14)	267	1,068	—	1,335	23	7/31/2013	1987
Kentucky Fried Chicken	Oak Forest	IL	—	(14)	185	1,047	—	1,232	23	7/31/2013	1955
Kentucky Fried Chicken	Green Bay	WI	—	(14)	208	1,022	—	1,230	28	6/27/2013	1986
Kentucky Fried Chicken	Mattoon	IL	—	(14)	113	1,019	—	1,132	22	7/31/2013	1990
Kentucky Fried Chicken	Milwaukee	WI	—	(14)	197	975	—	1,172	27	6/27/2013	1991
Kentucky Fried Chicken	Elmhurst	IL	—	(14)	242	969	—	1,211	21	7/31/2013	1990
Kentucky Fried Chicken	Westchester	IL	—	(14)	238	952	—	1,190	21	7/31/2013	1973
Kentucky Fried Chicken	Mount Pleasant	TX	—	(14)	106	952	—	1,058	21	7/31/2013	1992
Kentucky Fried Chicken	Dolton	IL	—	(14)	167	946	—	1,113	21	7/31/2013	1975
Kentucky Fried Chicken	Tipton	IN	—	(14)	104	936	—	1,040	21	7/31/2013	1998
Kentucky Fried Chicken	Crawfordsville	IN	—	(14)	234	934	—	1,168	21	7/31/2013	1991
Kentucky Fried Chicken	Milwaukee	WI	—	(14)	138	924	—	1,062	26	6/27/2013	1992
Kentucky Fried Chicken	Germantown	WI	—	(14)	368	913	—	1,281	25	6/27/2013	1992
Kentucky Fried Chicken	Lafayette	IN	—	(14)	304	912	—	1,216	20	7/31/2013	1990

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Kentucky Fried Chicken	Frankfort	IN	—	(14)	99	893	—	992	20	7/31/2013	1985
Kentucky Fried Chicken	Hartford City	IN	—	(14)	99	889	—	988	20	7/31/2013	1978
Kentucky Fried Chicken	Kokomo	IN	—	(14)	199	798	—	997	18	7/31/2013	1993
Kentucky Fried Chicken	Milwaukee	WI	—	(14)	281	795	—	1,076	22	6/27/2013	1992
Kentucky Fried Chicken	Milwaukee	WI	—	(14)	396	773	—	1,169	21	6/27/2013	1991
Kentucky Fried Chicken	Shreveport	LA	—	(14)	616	753	—	1,369	17	7/31/2013	1995
Kentucky Fried Chicken	Milwaukee	WI	—	(14)	89	750	—	839	21	6/27/2013	1989
Kentucky Fried Chicken	West Bend	WI	—	(14)	185	705	—	890	20	6/27/2013	1972
Kentucky Fried Chicken	South Milwaukee	WI	—	(14)	197	695	—	892	19	6/27/2013	1993
Kentucky Fried Chicken	Allison Park	PA	—	(14)	246	683	—	929	19	6/27/2013	1978
Kentucky Fried Chicken	Warren	OH	—	(14)	426	640	—	1,066	14	7/31/2013	1987
Kentucky Fried Chicken	Minden	LA	—	(14)	274	639	—	913	14	7/31/2013	1995
Kentucky Fried Chicken	Texarkana	AR	—	(14)	111	630	—	741	14	7/31/2013	1980
Kentucky Fried Chicken	Wauwatosa	WI	—	(14)	135	615	—	750	17	6/27/2013	1992
Kentucky Fried Chicken	Greenville	TX	—		119	585	—	704	16	6/27/2013	1988
Kentucky Fried Chicken	Green Bay	WI	—	(14)	470	574	—	1,044	13	7/31/2013	1986
Kentucky Fried Chicken	Noblesville	IN	—	(14)	363	545	—	908	12	7/31/2013	2005
Kentucky Fried Chicken	Shreveport	LA	—	(14)	352	528	—	880	12	7/31/2013	1998
Kentucky Fried Chicken	Shreveport	LA	—	(14)	427	522	—	949	11	7/31/2013	1997
Kentucky Fried Chicken	Shreveport	LA	—	(14)	343	514	—	857	11	7/31/2013	1995
Kentucky Fried Chicken	New Kensington	PA	—	(14)	324	487	—	811	11	7/31/2013	1967
Kentucky Fried Chicken	Burnsville	MN	—		267	267	—	534	6	7/31/2013	1988
Kentucky Fried Chicken / A&W	Charleston	IL	—	(14)	282	1,514	—	1,796	42	6/27/2013	2003
Kentucky Fried Chicken / Taco Bell	Canonsburg	PA	—	(14)	176	1,586	—	1,762	35	7/31/2013	1996
Kentucky Fried Chicken / Taco Bell	Dunkirk	NY	—	(14)	800	978	—	1,778	21	7/31/2013	2000
Kentucky Fried Chicken / Taco Bell	Geneva	NY	—	(14)	569	695	—	1,264	15	7/31/2013	1999
Kettle Restaurant	College Station	TX	—		225	249	—	474	7	6/27/2013	1981
Kettle Restaurant	San Antonio	TX	—		168	206	—	374	5	7/31/2013	1965
Krystal	Memphis	TN	—	(14)	257	1,029	—	1,286	48	4/23/2013	1975
Krystal	Huntsville	AL	—	(14)	348	811	—	1,159	38	4/23/2013	1960
Krystal	Memphis	TN	—	(14)	181	723	—	904	34	4/23/2013	1972
Krystal	Huntsville	AL	—		305	712	—	1,017	29	6/10/2013	1985
Krystal	Lawrenceburg	TN	—	(14)	304	709	—	1,013	33	4/23/2013	1980
Krystal	Murfreesboro	TN	—	(14)	465	698	—	1,163	33	4/23/2013	2008
Krystal	Valley	AL	—	(14)	297	694	—	991	33	4/23/2013	1979
Krystal	Chattanooga	TN	—	(14)	440	659	—	1,099	31	4/23/2013	1983
Krystal	Huntsville	AL	—	(14)	352	654	—	1,006	31	4/23/2013	1971
Krystal	Corinth	MS	—	(14)	279	652	—	931	31	4/23/2013	2007
Krystal	Montgomery	AL	—	(14)	502	613	—	1,115	29	4/23/2013	1962
Krystal	Montgomery	AL	—	(14)	303	562	—	865	26	4/23/2013	1962
Krystal	Vestavia Hills	AL	—	(14)	342	513	—	855	24	4/23/2013	1979
Kum & Go	Gillette	WY	—		878	2,048	—	2,926	58	6/28/2013	2013

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Lee’s Famous Recipe Chicken	Saint Louis	MO	—		107	874	—	981	24	6/27/2013	1984
Lee’s Famous Recipe Chicken	Saint Ann	MO	—		187	571	—	758	16	6/27/2013	1984
Lee’s Famous Recipe Chicken	Florissant	MO	—		306	560	—	866	16	6/27/2013	1984
Logan’s Roadhouse	Mt. Juliet	TN	—	(14)	1,366	2,538	—	3,904	63	7/31/2013	2006
Logan’s Roadhouse	Owasso	OK	—	(14)	1,449	2,173	—	3,622	54	7/31/2013	2006
Long John Silver’s	Marion	IL	—	(14)	305	1,059	—	1,364	29	6/27/2013	1983
Long John Silver’s	Litchfield	IL	—	(14)	194	996	—	1,190	28	6/27/2013	1986
Long John Silver’s	West Frankfort	IL	—	(14)	244	996	—	1,240	28	6/27/2013	1976
Long John Silver’s	Collinsville	IL	—	(14)	220	940	—	1,160	26	6/27/2013	2006
Long John Silver’s	Merced	CA	—	(14)	174	695	—	869	15	7/31/2013	1982
Long John Silver’s	Asheville	NC	—	(14)	586	693	—	1,279	19	6/27/2013	1992
Long John Silver’s	Albuquerque	NM	—		227	680	—	907	15	7/31/2013	1975
Long John Silver’s	Penn Hills	PA	—		438	656	—	1,094	14	7/31/2013	1993
Long John Silver’s	Hays	KS	—	(14)	160	624	—	784	17	6/27/2013	1994
Long John Silver’s	Las Cruces	NM	—	(14)	242	565	—	807	12	7/31/2013	1975
Long John Silver’s	Arlington	TX	—		365	537	—	902	15	6/27/2013	1993
Long John Silver’s	Garden City	KS	—	(14)	120	530	—	650	15	6/27/2013	1978
Long John Silver’s	Fairview Heights	IL	—	(14)	258	525	—	783	15	6/27/2013	1976
Long John Silver’s	Mount Carmel	IL	—	(14)	105	484	—	589	13	6/27/2013	1977
Long John Silver’s	Vandalia	IL	—	(14)	101	484	—	585	13	6/27/2013	1976
Long John Silver’s	Jacksonville	IL	—	(14)	171	431	—	602	12	6/27/2013	1978
Long John Silver’s	Cleburne	TX	—		205	380	—	585	8	7/31/2013	1986
Long John Silver’s	Clarksville	TN	—		339	339	—	678	7	7/31/2013	1993
Long John Silver’s	Jackson	TN	—	(14)	264	323	—	587	7	7/31/2013	1995
Long John Silver’s	Wood River	IL	—	(14)	251	314	—	565	9	6/27/2013	1975
Long John Silver’s	Fairborn	OH	—	(14)	103	300	—	403	8	6/27/2013	1976
Long John Silver’s	Englewood	OH	—	(14)	547	—	—	547	—	6/27/2013	1974
Long John Silver’s / A&W	Kansas City	MO	—		389	722	—	1,111	16	7/31/2013	1995
Long John Silver’s / A&W	Houston	TX	—		480	495	—	975	14	6/27/2013	1993
Long John Silver’s / A&W	Austin	TX	—	(14)	459	477	—	936	13	6/27/2013	1993
Long John Silver’s / A&W	Murfreesboro	TN	—		219	219	—	438	5	7/31/2013	1985
Long John Silver’s / KFC	Green Bay	WI	—	(14)	748	563	—	1,311	16	6/27/2013	1978
Los Tios Mexican Restaurant	Dalton	OH	—	(14)	18	30	—	48	1	6/27/2013	1990
Lowe’s	Windham	ME	—	(14)	12,640	—	—	12,640	—	6/3/2013	2006
Mattress Firm	Evansville	IN	—	(14)	117	2,227	—	2,344	115	2/11/2013	2012
Mattress Firm	Spokane	WA	—	(14)	409	1,685	—	2,094	72	4/4/2013	2013
Mattress Firm	Spokane	WA	—	(14)	511	1,582	—	2,093	68	3/28/2013	2013
Mattress Firm	Mishawaka	IN	—		375	1,500	—	1,875	35	7/30/2013	2013
Mattress Firm	Tallahassee	FL	—	(14)	924	1,386	—	2,310	52	5/14/2013	2013

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Mattress Firm	Bountiful	UT	—	(14)	736	1,367	—	2,103	77	12/31/2012	2012
Mattress Firm	Destin	FL	—		693	1,287	—	1,980	42	6/5/2013	2013
Mattress Firm	Rogers	AR	—	(14)	321	1,284	—	1,605	66	2/6/2013	2012
Mattress Firm	Wilmington	NC	—		412	1,257	—	1,669	53	3/29/2013	2013
Mattress Firm	Lafayette	LA	—	(14)	—	1,251	—	1,251	47	5/2/2013	2013
Mattress Firm	Daphne	AL	—		528	1,233	—	1,761	17	10/1/2013	2013
Mattress Firm	Dothan	AL	—	(14)	406	1,217	—	1,623	46	5/14/2013	2013
Mattress Firm	Knoxville	TN	—	(14)	586	1,088	—	1,674	46	3/19/2013	2012
Mattress Firm	Greenville	NC	—	(14)	1,085	1,085	—	2,170	66	12/12/2012	2012
Mattress Firm	Bowling Green	KY	—	(14)	648	973	—	1,621	36	4/25/2013	2012
McDonald’s	Scotland Neck	NC	—	(14)	320	—	—	320	—	6/27/2013	N/A
Mezcal Mexican Restaurant	Grafton	OH	—		64	191	—	255	5	7/31/2013	1990
Monro Muffler	Lewiston	ME	—	(14)	279	1,115	—	1,394	43	5/10/2013	1976
Monterey’s Tex Mex	Tulsa	OK	—		135	406	—	541	10	7/31/2013	2001
Native New Yorker	Glendale	AZ	—	(14)	254	420	—	674	12	6/27/2013	1998
O’Charley’s	Dalton	GA	—	(14)	406	1,817	—	2,223	52	6/27/2013	1993
O’Charley’s	Tucker	GA	—	(14)	1,037	866	—	1,903	25	6/27/2013	1993
Parking Lot	Kingston	PA	—	(14)	29	—	—	29	—	6/27/2013	N/A
Pizza Hut	Chester	VA	—	(14)	473	1,104	—	1,577	24	7/31/2013	1983
Pizza Hut	Ashland	VA	—	(14)	589	1,093	—	1,682	24	7/31/2013	1989
Pizza Hut	Amarillo	TX	—	(14)	339	1,016	—	1,355	22	7/31/2013	1976
Pizza Hut	Amarillo	TX	—	(14)	254	1,015	—	1,269	22	7/31/2013	1980
Pizza Hut	Fort Stockton	TX	—	(14)	252	1,007	—	1,259	22	7/31/2013	2008
Pizza Hut	Christiansburg	VA	—	(14)	494	918	—	1,412	20	7/31/2013	1982
Pizza Hut	Odessa	TX	—	(14)	588	882	—	1,470	19	7/31/2013	1972
Pizza Hut	Hopewell	VA	—	(14)	707	864	—	1,571	19	7/31/2013	1985
Pizza Hut	Clifton Forge	VA	—	(14)	287	861	—	1,148	19	7/31/2013	1978
Pizza Hut	Odessa	TX	—	(14)	456	847	—	1,303	19	7/31/2013	1976
Pizza Hut	Richmond	VA	—	(14)	666	814	—	1,480	18	7/31/2013	1978
Pizza Hut	Odessa	TX	—	(14)	627	766	—	1,393	17	7/31/2013	1979
Pizza Hut	JACKSON	GA	—	(14)	673	735	—	1,408	20	6/27/2013	1987
Pizza Hut	Salisbury	MD	—	(14)	245	734	—	979	16	7/31/2013	1983
Pizza Hut	Delaware	OH	—	(14)	270	721	—	991	20	6/27/2013	1975
Pizza Hut	Pecos	TX	—	(14)	387	719	—	1,106	16	7/31/2013	1974
Pizza Hut	Petersburg	VA	—	(14)	378	701	—	1,079	15	7/31/2013	1979
Pizza Hut	Odessa	TX	—	(14)	457	685	—	1,142	15	7/31/2013	1976
Pizza Hut	Monahans	TX	—	(14)	361	671	—	1,032	15	7/31/2013	1979
Pizza Hut	Bedford	VA	—	(14)	548	670	—	1,218	15	7/31/2013	1977
Pizza Hut	San Angelo	TX	—	(14)	214	641	—	855	14	7/31/2013	1977
Pizza Hut	San Angelo	TX	—	(14)	268	624	—	892	14	7/31/2013	1980
Pizza Hut	Midland	TX	—	(14)	506	619	—	1,125	14	7/31/2013	1978
Pizza Hut	Downers Grove	IL	—		504	616	—	1,120	14	7/31/2013	1985
Pizza Hut	Detroit	MI	—		501	612	—	1,113	13	7/31/2013	1984
Pizza Hut	Newport News	VA	—	(14)	394	591	—	985	13	7/31/2013	1969
Pizza Hut	Newport News	VA	—	(14)	394	591	—	985	13	7/31/2013	1970
Pizza Hut	Columbia	SC	—	(14)	881	588	—	1,469	13	7/31/2013	1977
Pizza Hut	Odessa	TX	—	(14)	572	572	—	1,144	13	7/31/2013	1976
Pizza Hut	Tyler	TX	—		238	555	—	793	15	6/27/2013	1981

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Pizza Hut	San Angelo	TX	—	(14)	237	552	—	789	12	7/31/2013	1975
Pizza Hut	Dearborn	MI	—		284	528	—	812	12	7/31/2013	1977
Pizza Hut	Aurora	IL	—	(14)	281	522	—	803	11	7/31/2013	1986
Pizza Hut	Cheraw	SC	—	(14)	415	507	—	922	11	7/31/2013	1984
Pizza Hut	Midland	TX	—	(14)	414	506	—	920	11	7/31/2013	1975
Pizza Hut	Louisville	KY	—	(14)	539	499	—	1,038	14	6/27/2013	1975
Pizza Hut	Batesburg	SC	—	(14)	261	484	—	745	11	7/31/2013	1987
Pizza Hut	Greensboro	GA	—	(14)	569	465	—	1,034	10	7/31/2013	1989
Pizza Hut	Crystal City	TX	—	(14)	148	453	—	601	13	6/27/2013	1981
Pizza Hut	Abilene	TX	—	(14)	549	449	—	998	10	7/31/2013	1980
Pizza Hut	Sweetwater	TX	—		77	435	—	512	10	7/31/2013	1975
Pizza Hut	Detroit	MI	—		105	421	—	526	9	7/31/2013	1986
Pizza Hut	Pageland	SC	—	(14)	344	420	—	764	9	7/31/2013	1999
Pizza Hut	West Columbia	SC	—	(14)	507	415	—	922	9	7/31/2013	1980
Pizza Hut	Edgefield	SC	—	(14)	221	410	—	631	9	7/31/2013	1986
Pizza Hut	Coleman	TX	—		69	391	—	460	9	7/31/2013	1975
Pizza Hut	Stevens Point	WI	—		130	390	—	520	9	7/31/2013	1989
Pizza Hut	Laurens	SC	—	(14)	454	371	—	825	8	7/31/2013	1989
Pizza Hut	Elmira	NY	—		199	370	—	569	8	7/31/2013	1975
Pizza Hut	Wellsville	NY	—		123	368	—	491	8	7/31/2013	1978
Pizza Hut	Ann Arbor	MI	—		119	367	—	486	10	6/27/2013	1991
Pizza Hut	Bishopville	SC	—	(14)	365	365	—	730	8	7/31/2013	1987
Pizza Hut	Cedar City	UT	—		52	361	—	413	10	6/27/2013	1978
Pizza Hut	Eatonton	GA	—	(14)	353	353	—	706	8	7/31/2013	1988
Pizza Hut	Saluda	SC	—	(14)	346	346	—	692	8	7/31/2013	1995
Pizza Hut	Hampton	VA	—	(14)	641	345	—	986	8	7/31/2013	1977
Pizza Hut	Merrill	WI	—		83	331	—	414	7	7/31/2013	1980
Pizza Hut	Red Bank	TN	—	(14)	215	323	—	538	7	7/31/2013	1975
Pizza Hut	Colonial Heights	VA	—	(14)	311	311	—	622	7	7/31/2013	1991
Pizza Hut	Richmond	VA	—	(14)	311	311	—	622	7	7/31/2013	1991
Pizza Hut	Seminole	TX	—		53	301	—	354	7	7/31/2013	1977
Pizza Hut	Tucker	GA	—		192	288	—	480	6	7/31/2013	1974
Pizza Hut	Front Royal	VA	—	(14)	191	287	—	478	6	7/31/2013	1973
Pizza Hut	Mobile	AL	—		127	276	—	403	8	6/27/2013	1974
Pizza Hut	Dawson	GA	—		131	274	—	405	8	6/27/2013	1987
Pizza Hut	Lafayette	LA	—		68	271	—	339	8	6/27/2013	1990
Pizza Hut	Oklahoma City	OK	—	(14)	268	268	—	536	6	7/31/2013	1984
Pizza Hut	Page	AZ	—		66	263	—	329	6	7/31/2013	1977
Pizza Hut	Bowling Green	OH	—		141	262	—	403	6	7/31/2013	1979
Pizza Hut	Antigo	WI	—		45	252	—	297	6	7/31/2013	1997
Pizza Hut	Santee	SC	—	(14)	371	248	—	619	5	7/31/2013	1972
Pizza Hut	Saint George	SC	—	(14)	367	245	—	612	5	7/31/2013	1980
Pizza Hut	Ashburn	GA	—		102	233	—	335	6	6/27/2013	1988

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Pizza Hut	Box Elder	SD	—	(14)	68	217	—	285	6	6/27/2013	1985
Pizza Hut	Shamokin	PA	—		54	217	—	271	5	7/31/2013	1976
Pizza Hut	Kanab	UT	—		52	210	—	262	5	7/31/2013	1989
Pizza Hut	Hayward	WI	—		51	205	—	256	5	7/31/2013	1993
Pizza Hut	Plover	WI	—		85	199	—	284	4	7/31/2013	1994
Pizza Hut	Defiance	OH	—		114	197	—	311	5	6/27/2013	1977
Pizza Hut	Schofield	WI	—		106	196	—	302	4	7/31/2013	1987
Pizza Hut	Monticello	FL	—		115	195	—	310	5	6/27/2013	1987
Pizza Hut	Abbotsford	WI	—		159	195	—	354	4	7/31/2013	1980
Pizza Hut	Marietta	OH	—		104	193	—	297	4	7/31/2013	1986
Pizza Hut	Hurricane	WV	—		126	188	—	314	4	7/31/2013	1978
Pizza Hut	East Syracuse	NY	—		137	185	—	322	5	6/27/2013	1978
Pizza Hut	Cleveland	OH	—		87	175	—	262	5	6/27/2013	1985
Pizza Hut	Toledo	OH	—		58	173	—	231	5	6/27/2013	1978
Pizza Hut	Sandusky	OH	—		140	171	—	311	4	7/31/2013	1982
Pizza Hut	Abilene	TX	—	(14)	397	170	—	567	4	7/31/2013	1976
Pizza Hut	Ronceverte	WV	—		66	162	—	228	4	6/27/2013	1978
Pizza Hut	Eagle River	WI	—		28	159	—	187	3	7/31/2013	1991
Pizza Hut	Middleburg Heights	OH	—		128	156	—	284	3	7/31/2013	1985
Pizza Hut	North Olmsted	OH	—		122	153	—	275	4	6/27/2013	1977
Pizza Hut	Cross Lanes	WV	—		122	149	—	271	3	7/31/2013	1977
Pizza Hut	Beckley	WV	—		160	131	—	291	3	7/31/2013	1977
Pizza Hut	Stamford	TX	—		38	115	—	153	3	7/31/2013	1970
Pizza Hut	Norwalk	OH	—	(14)	77	115	—	192	3	7/31/2013	1977
Pizza Hut	Ballinger	TX	—		34	109	—	143	3	6/27/2013	1978
Pizza Hut	Strongsville	OH	—		74	108	—	182	3	6/27/2013	1977
Pizza Hut	Neillsville	WI	—		35	106	—	141	2	7/31/2013	1995
Pizza Hut	Milton	WV	—		24	96	—	120	2	7/31/2013	1978
Pizza Hut	Waupaca	WI	—		61	91	—	152	2	7/31/2013	1991
Pizza Hut	Tomahawk	WI	—		35	81	—	116	2	7/31/2013	1986
Pizza Hut	Nedrow	NY	—		55	80	—	135	2	6/27/2013	1979
Pizza Hut	Clintonville	WI	—		208	69	—	277	2	7/31/2013	1978
Pizza Hut	Rochester	NY	—		62	62	—	124	1	7/31/2013	1989
Pizza Hut	Lambertville	MI	—		110	6	—	116	—	7/31/2013	1995
Pizza Hut	Huntington	WV	—		190	4	—	194	—	7/31/2013	1979
Pizza Hut	Adrian	MI	—		265	—	—	265	—	6/27/2013	N/A
Pizza Hut	Monroe	MI	—		220	—	—	220	—	6/27/2013	1977
Pizza Hut	Bedford	OH	—		183	—	—	183	—	6/27/2013	N/A
Ponderosa	Indiana	PA	—		676	1,255	—	1,931	31	7/31/2013	2000
Ponderosa	Massena	NY	—		190	570	—	760	14	7/31/2013	1988
Ponderosa	Scottsburg	IN	—	(14)	430	141	—	571	4	6/27/2013	1985
Popeyes	Marksville	LA	—	(14)	487	1,129	—	1,616	31	6/27/2013	1987
Popeyes	Tampa	FL	—	(14)	673	1,065	—	1,738	30	6/27/2013	2000

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Popeyes	Winter Haven	FL	—	(14)	484	1,001	—	1,485	28	6/27/2013	1976
Popeyes	Greenville	MS	—	(14)	513	977	—	1,490	27	6/27/2013	1984
Popeyes	Brandon	FL	—	(14)	776	961	—	1,737	27	6/27/2013	1978
Popeyes	Jacksonville	FL	—	(14)	781	955	—	1,736	21	7/31/2013	1955
Popeyes	Orlando	FL	—	(14)	782	955	—	1,737	21	7/31/2013	2004
Popeyes	Lafayette	LA	—	(14)	473	901	—	1,374	25	6/27/2013	1996
Popeyes	Lafayette	LA	—	(14)	434	899	—	1,333	25	6/27/2013	1993
Popeyes	Eunice	LA	—	(14)	382	891	—	1,273	20	7/31/2013	1986
Popeyes	Orange	TX	—	(14)	456	847	—	1,303	19	7/31/2013	2004
Popeyes	Lakeland	FL	—	(14)	830	830	—	1,660	18	7/31/2013	1999
Popeyes	Bayou Vista	LA	—	(14)	375	709	—	1,084	20	6/27/2013	1985
Popeyes	Nederland	TX	—	(14)	445	668	—	1,113	15	7/31/2013	1988
Popeyes	Omaha	NE	—	(14)	264	615	—	879	14	7/31/2013	1985
Popeyes	Port Arthur	TX	—	(14)	408	589	—	997	16	6/27/2013	1984
Popeyes	Franklin	LA	—	(14)	283	538	—	821	15	6/27/2013	1985
Popeyes	Austin	TX	—		1,216	533	—	1,749	15	6/27/2013	1996
Popeyes	Omaha	NE	—	(14)	343	515	—	858	11	7/31/2013	1996
Popeyes	Saint Louis	MO	—	(14)	248	460	—	708	13	6/27/2013	1959
Popeyes	Saint Louis	MO	—	(14)	288	431	—	719	9	7/31/2013	1978
Popeyes	Baton Rouge	LA	—	(14)	323	394	—	717	9	7/31/2013	1999
Popeyes	Ferguson	MO	—	(14)	128	383	—	511	8	7/31/2013	1984
Popeyes	Miami	FL	—		220	330	—	550	7	7/31/2013	1962
Popeyes	Houston	TX	—		295	241	—	536	5	7/31/2013	1976
Popeyes	Portsmouth	VA	—	(14)	369	230	—	599	6	6/27/2013	2002
Popeyes	Houston	TX	—		278	227	—	505	5	7/31/2013	1978
Popeyes	Newport News	VA	—	(14)	381	217	—	598	6	6/27/2013	2002
Popeyes	Houston	TX	—		111	166	—	277	4	7/31/2013	1976
Quincy’s Family Steakhouse	Monroe	NC	—		560	458	—	1,018	11	7/31/2013	1978
Rally’s	Indianapolis	IN	—	(14)	1,168	—	—	1,168	—	7/31/2013	N/A
Rally’s	Indianapolis	IN	—	(14)	1,168	—	—	1,168	—	7/31/2013	N/A
Rancho Grande Grill	Andalusia	AL	—		94	251	—	345	7	6/27/2013	2004
Rite Aid	Burton	MI	—		128	2,541	—	2,669	63	7/26/2013	1999
Rite Aid	Wilson	NC	—		573	1,337	—	1,910	33	7/30/2013	2002
Rite Aid	Adams	MA	—		300	1,200	—	1,500	30	7/30/2013	2000
Rolls-Royce Corporation	Indianapolis	IN	—	(14)	5,770	64,063	—	69,833	2,100	5/9/2013	2000
Rubbermaid	Brimfield	OH	—	(14)	1,552	29,485	—	31,037	1,650	1/31/2013	2012
Rubbermaid	Bowling Green	OH	—		714	13,560	—	14,274	345	7/29/2013	2013
Saltwater Willy’s	Grapevine	TX	—	(14)	572	868	—	1,440	25	6/27/2013	1999
Schlotzsky’s Deli	Colorado Springs	CO	—	(14)	530	530	—	1,060	15	6/27/2013	1997
Schlotzsky’s Deli	Louisville	KY	—	(14)	321	342	—	663	9	6/27/2013	1998
Senor Panchos	Orrville	OH	—	(14)	99	176	—	275	5	6/27/2013	1990
Shoney’s	Grenada	MS	—		270	809	—	1,079	18	7/31/2013	1991
Shoney’s	Columbia	SC	—	(14)	446	545	—	991	12	7/31/2013	1985

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Shoney’s	West Columbia	SC	—	(14)	392	262	—	654	6	7/31/2013	1977
Snowflake Donut Shop	Gun Barrel City	TX	—		241	383	—	624	11	6/27/2013	2008
Sonic Drive-In	Crystal River	FL	—	(14)	107	322	—	429	7	7/31/2013	2008
Sonic Drive-In	Mulberry	FL	—	(14)	165	298	—	463	8	6/27/2013	2004
Sonic Drive-In	Wadesboro	NC	—	(14)	137	266	—	403	7	6/27/2013	2007
Sonic Drive-In	Spring Hill	FL	—	(14)	79	252	—	331	7	6/27/2013	2003
Sonny’s BBQ	Venice	FL	—	(14)	338	507	—	845	13	7/31/2013	1978
Sports Wings	Sumter	SC	—	(14)	73	109	—	182	2	7/31/2013	1988
Stripes Gas & Convenience	Rio Hondo	TX	—	(14)	293	2,640	—	2,933	136	2/15/2013	2008
Stripes Gas & Convenience	Pharr	TX	—	(14)	281	2,531	—	2,812	130	2/15/2013	1995
Stripes Gas & Convenience	Andrews	TX	—	(14)	406	2,302	—	2,708	119	2/15/2013	2008
Stripes Gas & Convenience	La Feria	TX	—	(14)	219	1,970	—	2,189	101	2/15/2013	2008
Sun Trust Bank	Waldorf	MD	—	(14)	523	2,962	—	3,485	119	3/22/2013	1964
Sun Trust Bank	Mocksville	NC	—	(14)	978	2,933	—	3,911	118	3/22/2013	2000
Sun Trust Bank	Annapolis	MD	—		2,653	2,170	—	4,823	48	7/23/2013	1976
Sun Trust Bank	Richmond	VA	—	(14)	224	2,012	—	2,236	81	4/12/2013	1909
Sun Trust Bank	Tallahassee	FL	—	(14)	828	1,933	—	2,761	78	4/12/2013	1991
Sun Trust Bank	Dunedin	FL	—	(14)	479	1,917	—	2,396	77	3/22/2013	1995
Sun Trust Bank	Monroe	NC	—	(14)	204	1,837	—	2,041	74	4/12/2013	1920
Sun Trust Bank	Plant City	FL	—	(14)	751	1,753	—	2,504	70	3/22/2013	2000
Sun Trust Bank	Destin	FL	—	(14)	572	1,717	—	2,289	69	4/12/2013	1998
Sun Trust Bank	Jesup	GA	—	(14)	184	1,657	—	1,841	67	3/22/2013	1964
Sun Trust Bank	Atlanta	GA	—	(14)	1,018	1,527	—	2,545	61	4/12/2013	1965
Sun Trust Bank	Coral Springs	FL	—	(14)	654	1,525	—	2,179	61	4/12/2013	1996
Sun Trust Bank	Rocky Mount	VA	—	(14)	265	1,504	—	1,769	47	5/22/2013	1961
Sun Trust Bank	Dunwoody	GA	—	(14)	1,784	1,460	—	3,244	59	3/22/2013	1972
Sun Trust Bank	Melbourne	FL	—	(14)	464	1,392	—	1,856	56	4/12/2013	1987
Sun Trust Bank	Durham	NC	—	(14)	747	1,388	—	2,135	56	4/12/2013	1973
Sun Trust Bank	North Port	FL	—	(14)	460	1,381	—	1,841	55	3/22/2013	1982
Sun Trust Bank	Hudson	FL	—	(14)	448	1,345	—	1,793	54	3/22/2013	1979
Sun Trust Bank	Port Orange	FL	—	(14)	563	1,314	—	1,877	53	3/22/2013	1982
Sun Trust Bank	Nashville	TN	—	(14)	1,598	1,308	—	2,906	53	4/12/2013	1992
Sun Trust Bank	Chattanooga	TN	—	(14)	223	1,263	—	1,486	51	3/22/2013	1953
Sun Trust Bank	Palm Harbor	FL	—	(14)	535	1,249	—	1,784	50	4/12/2013	1994
Sun Trust Bank	Bowdon	GA	—	(14)	416	1,247	—	1,663	50	3/22/2013	1900
Sun Trust Bank	Orlando	FL	—	(14)	805	1,208	—	2,013	49	4/12/2013	1988
Sun Trust Bank	Madison	TN	—	(14)	286	1,143	—	1,429	46	3/22/2013	1953
Sun Trust Bank	Miami	FL	—	(14)	1,393	1,140	—	2,533	46	4/12/2013	1982
Sun Trust Bank	Lakeland	FL	—	(14)	598	1,110	—	1,708	45	4/12/2013	1988
Sun Trust Bank	South Daytona Beach	FL	—	(14)	592	1,099	—	1,691	44	4/12/2013	1985
Sun Trust Bank	Port Orange	FL	—	(14)	590	1,095	—	1,685	44	3/22/2013	1989
Sun Trust Bank	Anderson	SC	—	(14)	574	1,065	—	1,639	43	3/22/2013	1998
Sun Trust Bank	West Palm Beach	FL	—	(14)	1,026	1,026	—	2,052	41	3/22/2013	1981

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Sun Trust Bank	Frederick	MD	—	(14)	991	991	—	1,982	35	4/26/2013	1880
Sun Trust Bank	Roswell	GA	—	(14)	1,425	950	—	2,375	38	4/12/2013	1988
Sun Trust Bank	Ellicott City	MD	—	(14)	1,728	931	—	2,659	37	3/22/2013	1975
Sun Trust Bank	Belmont	NC	—	(14)	616	924	—	1,540	37	3/22/2013	1970
Sun Trust Bank	Lexington	NC	—	(14)	447	831	—	1,278	33	4/12/2013	2001
Sun Trust Bank	Kissimmee	FL	—	(14)	1,167	778	—	1,945	31	4/12/2013	1981
Sun Trust Bank	Greensboro	NC	—	(14)	403	748	—	1,151	30	4/12/2013	1962
Sun Trust Bank	Travelers Rest	SC	—	(14)	746	746	—	1,492	30	4/12/2013	1995
Sun Trust Bank	St. Simons Island	GA	—	(14)	1,363	734	—	2,097	29	3/22/2013	1975
Sun Trust Bank	Pensacola	FL	—	(14)	886	725	—	1,611	29	4/12/2013	1979
Sun Trust Bank	Concord	NC	—	(14)	707	707	—	1,414	28	4/12/2013	1988
Sun Trust Bank	Lake Wales	FL	—	(14)	671	671	—	1,342	27	3/22/2013	1988
Sun Trust Bank	Raleigh	NC	—	(14)	658	658	—	1,316	26	3/22/2013	1997
Sun Trust Bank	Zebulon	NC	—	(14)	515	630	—	1,145	25	3/22/2013	1972
Sun Trust Bank	Nashville	TN	—	(14)	613	613	—	1,226	25	4/12/2013	1970
Sun Trust Bank	Belton	SC	—	(14)	473	578	—	1,051	23	4/12/2013	1967
Sun Trust Bank	Burlington	NC	—	(14)	446	545	—	991	22	4/12/2013	1995
Sun Trust Bank	Oakboro	NC	—		360	540	—	900	12	7/23/2013	1970
Sun Trust Bank	Carrboro	NC	—	(14)	512	512	—	1,024	21	4/12/2013	1980
Sun Trust Bank	Cheriton	VA	—	(14)	90	510	—	600	21	3/22/2013	1975
Sun Trust Bank	Atlanta	GA	—	(14)	1,435	478	—	1,913	19	4/12/2013	1970
Sun Trust Bank	Lynchburg	VA	—	(14)	251	466	—	717	19	3/22/2013	1973
Sun Trust Bank	Dunnellon	FL	—	(14)	82	463	—	545	19	3/22/2013	1980
Sun Trust Bank	Norfolk	VA	—	(14)	656	437	—	1,093	18	4/12/2013	1990
Sun Trust Bank	Richmond	VA	—	(14)	277	416	—	693	17	3/22/2013	1959
Sun Trust Bank	Matthews	NC	—	(14)	382	382	—	764	15	3/22/2013	1971
Sun Trust Bank	Yadkinville	NC	—	(14)	200	371	—	571	15	4/12/2013	1975
Sun Trust Bank	Petersburg	VA	—	(14)	102	306	—	408	12	4/12/2013	1975
Sun Trust Bank	Nashville	TN	—		567	305	—	872	7	7/23/2013	1954
Sun Trust Bank	La Vergne	TN	—	(14)	171	209	—	380	8	3/22/2013	1985
T.G.I. Friday’s	Warwick	RI	—		1,228	2,775	—	4,003	80	6/27/2013	1983
T.G.I. Friday’s	Kentwood	MI	—	(14)	281	2,533	—	2,814	63	7/31/2013	1983
T.G.I. Friday’s	Bismarck	ND	—	(14)	1,038	1,928	—	2,966	48	7/31/2013	2000
T.G.I. Friday’s	Blasdell	NY	—	(14)	1,215	1,913	—	3,128	55	6/27/2013	2000
T.G.I. Friday’s	Ann Arbor	MI	—	(14)	547	1,640	—	2,187	41	7/31/2013	1998
T.G.I. Friday’s	Royal Palm Beach	FL	—	(14)	1,530	1,530	—	3,060	38	7/31/2013	2001
T.G.I. Friday’s	Rochester	MN	—	(14)	1,347	1,102	—	2,449	27	7/31/2013	1993
T.G.I. Friday’s	Novi	MI	—	(14)	1,042	1,042	—	2,084	26	7/31/2013	1994
Taco Bell	Vacaville	CA	—	(14)	522	1,513	—	2,035	42	6/27/2013	1985
Taco Bell	Suisun City	CA	—	(14)	355	1,419	—	1,774	31	7/31/2013	1986
Taco Bell	Vacaville	CA	—	(14)	1,184	1,375	—	2,559	38	6/27/2013	1994
Taco Bell	Fairfield	CA	—	(14)	500	1,327	—	1,827	37	6/27/2013	1985
Taco Bell	Rancho Cucamonga	CA	—	(14)	415	1,210	—	1,625	34	6/27/2013	1992

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Taco Bell	Corona	CA	—	(14)	306	1,138	—	1,444	32	6/27/2013	1990
Taco Bell	North Corbin	KY	—	(14)	139	1,082	—	1,221	30	6/27/2013	1986
Taco Bell	Cullman	AL	—	(14)	375	1,053	—	1,428	29	6/27/2013	1988
Taco Bell	Fontana	CA	—	(14)	524	1,016	—	1,540	28	6/27/2013	1992
Taco Bell	Moreno Valley	CA	—	(14)	367	998	—	1,365	28	6/27/2013	1988
Taco Bell	Marion	IN	—	(14)	496	921	—	1,417	20	7/31/2013	1994
Taco Bell	Winfield	AL	—	(14)	278	834	—	1,112	18	7/31/2013	2008
Taco Bell	Westerville	OH	—	(14)	354	827	—	1,181	18	7/31/2013	1992
Taco Bell	Jasper	AL	—	(14)	445	814	—	1,259	23	6/27/2013	1987
Taco Bell	Dora	AL	—	(14)	348	813	—	1,161	18	7/31/2013	1995
Taco Bell	Hilliard	OH	—	(14)	424	787	—	1,211	17	7/31/2013	1991
Taco Bell	Hartselle	AL	—	(14)	378	781	—	1,159	22	6/27/2013	1996
Taco Bell	Albertville	AL	—	(14)	419	778	—	1,197	17	7/31/2013	2000
Taco Bell	Dayton	OH	—	(14)	129	732	—	861	16	7/31/2013	1995
Taco Bell	Pickerington	OH	—	(14)	470	705	—	1,175	15	7/31/2013	1991
Taco Bell	Detroit	MI	—		124	704	—	828	15	7/31/2013	1989
Taco Bell	Warrior	AL	—	(14)	364	675	—	1,039	15	7/31/2013	1996
Taco Bell	Marysville	OH	—	(14)	412	618	—	1,030	14	7/31/2013	1992
Taco Bell	Anniston	AL	—		80	609	—	689	17	6/27/2013	2000
Taco Bell	Kennesaw	GA	—	(14)	162	601	—	763	17	6/27/2013	1984
Taco Bell	Moraine	OH	—		280	505	—	785	14	6/27/2013	1985
Taco Bell / KFC	Milwaukee	WI	—	(14)	533	1,055	—	1,588	29	6/27/2013	1978
Taco Bell / Pizza Hut	Rubidoux	CA	—	(14)	415	1,223	—	1,638	34	6/27/2013	1992
Taco Bell / Pizza Hut	Montclair	CA	—	(14)	322	900	—	1,222	25	6/27/2013	1996
Taco Bueno	Arlington	TX	—	(14)	597	895	—	1,492	20	7/31/2013	2000
Taco Bueno	Waco	TX	—	(14)	595	893	—	1,488	20	7/31/2013	2000
Taco Bueno	Waco	TX	—	(14)	595	892	—	1,487	20	7/31/2013	2000
Taco Bueno	Hutchinson	KS	—	(14)	561	841	—	1,402	18	7/31/2013	2000
Taco Bueno	Springfield	MO	—	(14)	753	753	—	1,506	17	7/31/2013	2006
Taco Bueno	Belton	MO	—	(14)	476	701	—	1,177	19	6/27/2013	2006
Taco Bueno	Frisco	TX	—	(14)	601	577	—	1,178	16	6/27/2013	2000
Taco Bueno	North Richland Hills	TX	—	(14)	423	567	—	990	16	6/27/2013	2000
Taco Bueno	Lubbock	TX	—	(14)	228	561	—	789	16	6/27/2013	2000
Talbots	Lakeville	MA	—	(14)	6,302	25,199	—	31,501	897	5/17/2013	1987
Texas Roadhouse	Kenosha	WI	—	(14)	1,061	1,835	—	2,896	53	6/27/2013	2001
Tire Warehouse	Bangor	ME	—	(14)	289	1,400	—	1,689	39	6/27/2013	1977
Tire Warehouse	Fitchburg	MA	—	(14)	203	704	—	907	20	6/27/2013	1982
TitleMax	Gainesville	GA	—	(14)	221	270	—	491	7	7/31/2013	2007
Tommy Addison’s	Edgewood	FL	—	(14)	366	447	—	813	11	7/31/2013	2003
Tractor Supply	Los Banos	CA	—	(14)	1,213	3,638	—	4,851	145	2/28/2013	2009
Tractor Supply	Mims	FL	—		310	2,787	—	3,097	33	10/10/2013	2012
Tractor Supply	Plaistow	NH	—		638	2,552	—	3,190	30	10/10/2013	2012
Tracy’s Seafood	Port Arthur	TX	—		43	72	—	115	2	6/27/2013	1998

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Tumbleweed	Zanesville	OH	—	(14)	639	1,491	—	2,130	37	7/31/2013	1998
Tumbleweed	Owensboro	KY	—	(14)	355	1,420	—	1,775	35	7/31/2013	1997
Tumbleweed	Louisville	KY	—	(14)	468	1,404	—	1,872	35	7/31/2013	2001
Tumbleweed	Terre Haute	IN	—	(14)	434	1,303	—	1,737	32	7/31/2013	1997
Tumbleweed	Springfield	OH	—	(14)	549	1,280	—	1,829	32	7/31/2013	1998
Tumbleweed	Bellefontaine	OH	—	(14)	234	938	—	1,172	23	7/31/2013	1999
Tumbleweed	Mayesville	KY	—	(14)	353	823	—	1,176	20	7/31/2013	2000
Tumbleweed	Wooster	OH	—	(14)	342	799	—	1,141	20	7/31/2013	1997
Vacant	Albemarle	NC	—		483	457	—	940	13	6/27/2013	1992
Velox Insurance	Woodstock	GA	—		155	127	—	282	3	7/31/2013	1988
Verizon Wireless	Statesville	NC	—		207	459	—	666	13	6/27/2013	1993
Waffle House	Roanoke	VA	—		176	327	—	503	7	7/31/2013	1987
Waffle House	Cocoa	FL	—		150	279	—	429	6	7/31/2013	1986
Walgreens	Denver	CO	—		—	4,050	—	4,050	122	7/2/2013	2008
Walgreens	Castle Rock	CO	—		1,581	3,689	—	5,270	111	7/11/2013	2002
Wendy’s	Columbus	GA	—	(14)	478	2,209	—	2,687	61	6/27/2013	2003
Wendy’s	Owego	NY	—	(14)	101	1,915	—	2,016	42	7/31/2013	1989
Wendy’s	Pasadena	MD	—	(14)	1,049	1,902	—	2,951	53	6/27/2013	1997
Wendy’s	El Paso	TX	—	(14)	630	1,889	—	2,519	42	7/31/2013	1996
Wendy’s	Hamilton	OH	—	(14)	655	1,848	—	2,503	51	6/27/2013	2001
Wendy’s	Columbus	GA	—	(14)	701	1,787	—	2,488	50	6/27/2013	1999
Wendy’s	Kingwood	TX	—	(14)	304	1,724	—	2,028	38	7/31/2013	2001
Wendy’s	Corning	NY	—	(14)	191	1,717	—	1,908	38	7/31/2013	1996
Wendy’s	Richmond	IN	—	(14)	735	1,716	—	2,451	38	7/31/2013	1989
Wendy’s	Albany	GA	—	(14)	414	1,656	—	2,070	36	7/31/2013	2000
Wendy’s	Orange	CT	—	(14)	1,343	1,641	—	2,984	36	7/31/2013	2003
Wendy’s	Woodbridge	VA	—	(14)	1,193	1,598	—	2,791	44	6/27/2013	1996
Wendy’s	Arlington	TX	—	(14)	1,322	1,546	—	2,868	43	6/27/2013	1994
Wendy’s	Middletown	OH	—	(14)	494	1,481	—	1,975	33	7/31/2013	1977
Wendy’s	Fairborn	OH	—	(14)	629	1,468	—	2,097	32	7/31/2013	1999
Wendy’s	Lake Wales	FL	—	(14)	975	1,462	—	2,437	32	7/31/2013	1999
Wendy’s	Wintersville	OH	—	(14)	621	1,450	—	2,071	32	7/31/2013	1977
Wendy’s	Kenosha	WI	—	(14)	965	1,447	—	2,412	32	7/31/2013	1986
Wendy’s	Mcminnville	TN	—	(14)	255	1,443	—	1,698	32	7/31/2013	1984
Wendy’s	Centerville	OH	—	(14)	615	1,434	—	2,049	32	7/31/2013	1997
Wendy’s	Emporia	VA	—	(14)	631	1,424	—	2,055	39	6/27/2013	1994
Wendy’s	Louisville	KY	—	(14)	857	1,421	—	2,278	39	6/27/2013	2000
Wendy’s	Kankakee	IL	—	(14)	250	1,419	—	1,669	31	7/31/2013	2005
Wendy’s	Hillsboro	OH	—	(14)	291	1,408	—	1,699	39	6/27/2013	1985
Wendy’s	Cincinnati	OH	—	(14)	939	1,408	—	2,347	31	7/31/2013	1980
Wendy’s	Fairborn	OH	—	(14)	604	1,408	—	2,012	31	7/31/2013	1992
Wendy’s	Pounding Mill	VA	—	(14)	296	1,404	—	1,700	39	6/27/2013	2004
Wendy’s	Dublin	VA	—	(14)	384	1,402	—	1,786	39	6/27/2013	1993

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Wendy’s	Manchester	TN	—	(14)	245	1,390	—	1,635	31	7/31/2013	1984
Wendy’s	Louisville	KY	—	(14)	834	1,379	—	2,213	38	6/27/2013	2001
Wendy’s	Horseheads	NY	—	(14)	72	1,369	—	1,441	30	7/31/2013	1982
Wendy’s	Hamilton	OH	—	(14)	908	1,362	—	2,270	30	7/31/2013	2002
Wendy’s	Madison	WI	—	(14)	454	1,362	—	1,816	30	7/31/2013	1998
Wendy’s	Hogansville	GA	—	(14)	240	1,359	—	1,599	30	7/31/2013	1985
Wendy’s	Brentwood	TN	—	(14)	339	1,356	—	1,695	30	7/31/2013	1982
Wendy’s	Milwaukee	WI	—	(14)	338	1,351	—	1,689	30	7/31/2013	1985
Wendy’s	Oak Creek	WI	—	(14)	577	1,347	—	1,924	30	7/31/2013	1999
Wendy’s	Dayton	OH	—	(14)	723	1,343	—	2,066	30	7/31/2013	1977
Wendy’s	Springboro	OH	—	(14)	891	1,336	—	2,227	29	7/31/2013	1979
Wendy’s	Auburn	AL	—	(14)	718	1,334	—	2,052	29	7/31/2013	2000
Wendy’s	Saint Marys	WV	—	(14)	70	1,322	—	1,392	29	7/31/2013	2001
Wendy’s	Fairburn	GA	—	(14)	1,076	1,316	—	2,392	29	7/31/2013	2002
Wendy’s	Nashville	TN	—	(14)	328	1,313	—	1,641	29	7/31/2013	1983
Wendy’s	Sharpsburg	GA	—	(14)	649	1,299	—	1,948	36	6/27/2013	2002
Wendy’s	Connersville	IN	—	(14)	324	1,298	—	1,622	29	7/31/2013	1989
Wendy’s	Hamilton	OH	—	(14)	697	1,295	—	1,992	28	7/31/2013	1974
Wendy’s	Kenosha	WI	—	(14)	322	1,290	—	1,612	28	7/31/2013	1984
Wendy’s	Germantown	WI	—	(14)	419	1,257	—	1,676	28	7/31/2013	1989
Wendy’s	Endicott	NY	—	(14)	313	1,253	—	1,566	28	7/31/2013	1987
Wendy’s	Parkersburg	WV	—	(14)	311	1,243	—	1,554	27	7/31/2013	1977
Wendy’s	Fitchburg	WI	—	(14)	662	1,230	—	1,892	27	7/31/2013	2003
Wendy’s	Louisville	KY	—	(14)	532	1,221	—	1,753	34	6/27/2013	1998
Wendy’s	Corpus Christi	TX	—	(14)	646	1,199	—	1,845	26	7/31/2013	1987
Wendy’s	Fort Smith	AR	—		195	1,186	—	1,381	33	6/27/2013	1995
Wendy’s	Columbus	GA	—	(14)	743	1,185	—	1,928	33	6/27/2013	1988
Wendy’s	Phenix City	AL	—	(14)	529	1,178	—	1,707	33	6/27/2013	2005
Wendy’s	Millville	NJ	—		373	1,169	—	1,542	32	6/27/2013	1994
Wendy’s	El Dorado	AR	—		413	1,151	—	1,564	32	6/27/2013	1975
Wendy’s	Greenfield	WI	—	(14)	487	1,137	—	1,624	25	7/31/2013	2001
Wendy’s	Middletown	OH	—	(14)	755	1,133	—	1,888	25	7/31/2013	1976
Wendy’s	Fairmont	WV	—	(14)	224	1,119	—	1,343	31	6/27/2013	1983
Wendy’s	Sayre	PA	—	(14)	372	1,115	—	1,487	25	7/31/2013	1994
Wendy’s	Nashville	TN	—	(14)	592	1,100	—	1,692	24	7/31/2013	1983
Wendy’s	Murfreesboro	TN	—	(14)	586	1,088	—	1,674	24	7/31/2013	1983
Wendy’s	Miamisburg	OH	—	(14)	888	1,086	—	1,974	24	7/31/2013	1995
Wendy’s	Auburn	NY	—	(14)	465	1,085	—	1,550	24	7/31/2013	1977
Wendy’s	West Allis	WI	—	(14)	583	1,083	—	1,666	24	7/31/2013	1984
Wendy’s	Bourbonnais	IL	—	(14)	346	1,039	—	1,385	23	7/31/2013	1993
Wendy’s	Stuttgart	AR	—	(14)	67	1,038	—	1,105	29	6/27/2013	2001
Wendy’s	Baltimore	MD	—	(14)	904	1,036	—	1,940	29	6/27/2013	1986
Wendy’s	Lancaster	OH	—	(14)	552	1,025	—	1,577	23	7/31/2013	1984

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Wendy’s	Pine Bluff	AR	—	(14)	221	1,022	—	1,243	28	6/27/2013	1989
Wendy’s	Benton	AR	—		478	1,018	—	1,496	28	6/27/2013	1993
Wendy’s	Fort Smith	AR	—		63	1,016	—	1,079	28	6/27/2013	1995
Wendy’s	Milwaukee	WI	—	(14)	436	1,016	—	1,452	22	7/31/2013	1983
Wendy’s	Sheboygan	WI	—	(14)	676	1,014	—	1,690	22	7/31/2013	1995
Wendy’s	Saint Bernard	OH	—	(14)	432	1,009	—	1,441	22	7/31/2013	1985
Wendy’s	Lebanon	VA	—	(14)	431	1,006	—	1,437	22	7/31/2013	1983
Wendy’s	Mokena	IL	—	(14)	665	997	—	1,662	22	7/31/2013	1992
Wendy’s	Richmond	IN	—	(14)	661	992	—	1,653	22	7/31/2013	1989
Wendy’s	Birmingham	AL	—	(14)	562	990	—	1,552	27	6/27/2013	2005
Wendy’s	Ponca City	OK	—	(14)	529	983	—	1,512	22	7/31/2013	1979
Wendy’s	South Hill	VA	—		313	976	—	1,289	27	6/27/2013	1984
Wendy’s	Hillsville	VA	—	(14)	324	973	—	1,297	21	7/31/2013	2001
Wendy’s	Fairfield	OH	—	(14)	794	971	—	1,765	21	7/31/2013	1981
Wendy’s	Janesville	WI	—	(14)	647	971	—	1,618	21	7/31/2013	1991
Wendy’s	Parkersburg	WV	—	(14)	241	964	—	1,205	21	7/31/2013	1996
Wendy’s	Joliet	IL	—	(14)	642	963	—	1,605	21	7/31/2013	1977
Wendy’s	Cortland	NY	—	(14)	635	952	—	1,587	21	7/31/2013	1984
Wendy’s	Norwich	CT	—		703	937	—	1,640	26	6/27/2013	1980
Wendy’s	Minden	LA	—	(14)	182	936	—	1,118	26	6/27/2013	2001
Wendy’s	Bowling Green	OH	—		502	932	—	1,434	20	7/31/2013	1994
Wendy’s	Beloit	WI	—	(14)	1,138	931	—	2,069	20	7/31/2013	2002
Wendy’s	West Chester	OH	—	(14)	616	924	—	1,540	20	7/31/2013	2005
Wendy’s	Morrow	GA	—	(14)	755	922	—	1,677	20	7/31/2013	1990
Wendy’s	Middletown	OH	—	(14)	752	920	—	1,672	20	7/31/2013	1994
Wendy’s	Rogers	AR	—		579	912	—	1,491	25	6/27/2013	1995
Wendy’s	Searcy	AR	—		247	905	—	1,152	25	6/27/2013	1978
Wendy’s	Groton	CT	—		1,099	900	—	1,999	20	7/31/2013	1978
Wendy’s	Anderson	SC	—		734	897	—	1,631	20	7/31/2013	1979
Wendy’s	Wytheville	VA	—	(14)	598	897	—	1,495	20	7/31/2013	2003
Wendy’s	Springdale	AR	—		323	896	—	1,219	25	6/27/2013	1994
Wendy’s	Pendleton	IN	—	(14)	448	895	—	1,343	25	6/27/2013	2005
Wendy’s	Enid	OK	—	(14)	158	893	—	1,051	20	7/31/2013	2003
Wendy’s	Buckhannon	WV	—	(14)	157	890	—	1,047	20	7/31/2013	1987
Wendy’s	Parkersburg	WV	—	(14)	295	885	—	1,180	19	7/31/2013	1979
Wendy’s	Binghamton	NY	—	(14)	293	879	—	1,172	19	7/31/2013	1978
Wendy’s	Little Rock	AR	—		278	878	—	1,156	24	6/27/2013	1976
Wendy’s	Batesville	AR	—		155	878	—	1,033	19	7/31/2013	1995
Wendy’s	Buckeye Lake	OH	—	(14)	864	877	—	1,741	24	6/27/2013	2000
Wendy’s	Ripley	WV	—	(14)	273	871	—	1,144	24	6/27/2013	1984
Wendy’s	West Carrollton	OH	—	(14)	708	865	—	1,573	19	7/31/2013	1979
Wendy’s	Whitehall	OH	—	(14)	716	863	—	1,579	24	6/27/2013	1983
Wendy’s	North Myrtle Beach	SC	—		464	861	—	1,325	19	7/31/2013	1983

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Wendy’s	Hayes	VA	—	(14)	304	859	—	1,163	24	6/27/2013	1992
Wendy’s	Lynn Haven	FL	—	(14)	446	852	—	1,298	24	6/27/2013	2005
Wendy’s	Panama City	FL	—	(14)	445	837	—	1,282	23	6/27/2013	1987
Wendy’s	Conway	AR	—		482	833	—	1,315	23	6/27/2013	1994
Wendy’s	Fayetteville	AR	—		408	830	—	1,238	23	6/27/2013	1994
Wendy’s	Payson	AZ	—		679	829	—	1,508	18	7/31/2013	1986
Wendy’s	Springdale	AR	—		410	821	—	1,231	23	6/27/2013	1995
Wendy’s	Bridgeport	WV	—	(14)	273	818	—	1,091	18	7/31/2013	1984
Wendy’s	Milwaukee	WI	—	(14)	810	810	—	1,620	18	7/31/2013	1979
Wendy’s	Burlington	WA	—		425	806	—	1,231	22	6/27/2013	1994
Wendy’s	Baltimore	MD	—	(14)	760	802	—	1,562	22	6/27/2013	1995
Wendy’s	The Dalles	OR	—		201	802	—	1,003	18	7/31/2013	1994
Wendy’s	Eatontown	NJ	—	(14)	651	796	—	1,447	17	7/31/2013	1987
Wendy’s	Baton Rouge	LA	—		316	782	—	1,098	22	6/27/2013	1998
Wendy’s	Douglasville	GA	—		605	776	—	1,381	21	6/27/2013	1993
Wendy’s	Lithia Springs	GA	—	(14)	668	774	—	1,442	21	6/27/2013	1998
Wendy’s	Little Rock	AR	—		773	773	—	1,546	17	7/31/2013	1994
Wendy’s	West Chester	OH	—	(14)	944	772	—	1,716	17	7/31/2013	1982
Wendy’s	Titusville	FL	—		414	770	—	1,184	17	7/31/2013	1996
Wendy’s	Titusville	FL	—	(14)	415	761	—	1,176	21	6/27/2013	1984
Wendy’s	Crossville	TN	—	(14)	190	760	—	950	17	7/31/2013	1978
Wendy’s	Anderson	IN	—	(14)	505	757	—	1,262	17	7/31/2013	1995
Wendy’s	Van Buren	AR	—		197	748	—	945	21	6/27/2013	1994
Wendy’s	New Berlin	WI	—	(14)	903	739	—	1,642	16	7/31/2013	1983
Wendy’s	Anderson	IN	—	(14)	872	736	—	1,608	20	6/27/2013	1978
Wendy’s	Madison Heights	MI	—	(14)	198	725	—	923	20	6/27/2013	1998
Wendy’s	Savannah	GA	—	(14)	720	720	—	1,440	16	7/31/2013	2001
Wendy’s	Anderson	IN	—	(14)	584	713	—	1,297	16	7/31/2013	1976
Wendy’s	Bentonville	AR	—		648	708	—	1,356	20	6/27/2013	1993
Wendy’s	Anderson	IN	—	(14)	859	708	—	1,567	20	6/27/2013	1978
Wendy’s	Cabot	AR	—		524	707	—	1,231	20	6/27/2013	1991
Wendy’s	Mechanicsville	VA	—	(14)	521	704	—	1,225	20	6/27/2013	1988
Wendy’s	Vienna	WV	—	(14)	301	702	—	1,003	15	7/31/2013	1976
Wendy’s	Melbourne	FL	—	(14)	550	681	—	1,231	19	6/27/2013	1993
Wendy’s	Tinton Falls	NJ	—		874	671	—	1,545	19	6/27/2013	1977
Wendy’s	Creedmoor	NC	—		533	663	—	1,196	18	6/27/2013	1986
Wendy’s	Little Rock	AR	—	(14)	532	650	—	1,182	14	7/31/2013	1978
Wendy’s	Russellville	AR	—		356	638	—	994	18	6/27/2013	1985
Wendy’s	Arkadelphia	AR	—		225	633	—	858	18	6/27/2013	1990
Wendy’s	Greenville	SC	—		516	631	—	1,147	14	7/31/2013	1975
Wendy’s	San Antonio	TX	—		268	630	—	898	17	6/27/2013	1985
Wendy’s	Christiansburg	VA	—	(14)	416	624	—	1,040	14	7/31/2013	1980
Wendy’s	Little Rock	AR	—		990	623	—	1,613	17	6/27/2013	1982

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Wendy’s	Woodbridge	VA	—	(14)	521	615	—	1,136	17	6/27/2013	1978
Wendy’s	Indialantic	FL	—	(14)	592	614	—	1,206	17	6/27/2013	1985
Wendy’s	North Haven	CT	—		729	610	—	1,339	17	6/27/2013	1980
Wendy’s	Conway	AR	—		478	594	—	1,072	16	6/27/2013	1985
Wendy’s	Anniston	AL	—	(14)	454	591	—	1,045	16	6/27/2013	1976
Wendy’s	Merritt Island	FL	—		720	589	—	1,309	13	7/31/2013	1990
Wendy’s	Bryant	AR	—		529	575	—	1,104	16	6/27/2013	1995
Wendy’s	Spartanburg	SC	—		699	572	—	1,271	13	7/31/2013	1977
Wendy’s	Port Orange	FL	—	(14)	695	569	—	1,264	13	7/31/2013	1996
Wendy’s	Cocoa	FL	—	(14)	249	567	—	816	16	6/27/2013	1979
Wendy’s	Ormond Beach	FL	—	(14)	626	561	—	1,187	16	6/27/2013	1994
Wendy’s	North Tazewell	VA	—		124	560	—	684	16	6/27/2013	1980
Wendy’s	Stockbridge	GA	—		480	558	—	1,038	15	6/27/2013	1897
Wendy’s	North Little Rock	AR	—		420	551	—	971	15	6/27/2013	1978
Wendy’s	Memphis	TN	—		227	530	—	757	12	7/31/2013	1980
Wendy’s	Panama City	FL	—	(14)	461	529	—	990	15	6/27/2013	1984
Wendy’s	Tallahassee	FL	—	(14)	952	514	—	1,466	14	6/27/2013	1986
Wendy’s	Austell	GA	—	(14)	383	506	—	889	14	6/27/2013	1994
Wendy’s	Indianapolis	IN	—		214	505	—	719	14	6/27/2013	1985
Wendy’s	Tallahassee	FL	—	(14)	855	505	—	1,360	14	6/27/2013	1986
Wendy’s	Ormond Beach	FL	—	(14)	503	503	—	1,006	11	7/31/2013	1984
Wendy’s	Little Rock	AR	—		501	501	—	1,002	11	7/31/2013	1983
Wendy’s	Bellevue	NE	—	(14)	338	484	—	822	13	6/27/2013	1981
Wendy’s	Eastman	GA	—	(14)	258	473	—	731	13	6/27/2013	1996
Wendy’s	Little Rock	AR	—		605	463	—	1,068	13	6/27/2013	1987
Wendy’s	Fayetteville	AR	—	(14)	463	463	—	926	10	7/31/2013	1989
Wendy’s	San Antonio	TX	—		410	451	—	861	13	6/27/2013	1987
Wendy’s	Columbia	SC	—		425	438	—	863	12	6/27/2013	1993
Wendy’s	Brunswick	GA	—	(14)	306	435	—	741	12	6/27/2013	1985
Wendy’s	Pine Bluff	AR	—		105	433	—	538	12	6/27/2013	1978
Wendy’s	South Daytona	FL	—	(14)	531	432	—	963	12	6/27/2013	1980
Wendy’s	Starke	FL	—		383	419	—	802	12	6/27/2013	1979
Wendy’s	Smyrna	GA	—		693	416	—	1,109	12	6/27/2013	1990
Wendy’s	Hot Springs	AR	—		593	395	—	988	9	7/31/2013	1974
Wendy’s	New Smyrna Beach	FL	—	(14)	476	394	—	870	11	6/27/2013	1982
Wendy’s	San Antonio	TX	—		320	320	—	640	9	6/27/2013	1985
Wendy’s	Suitland	MD	—	(14)	332	275	—	607	8	6/27/2013	1979
Wendy’s	Landover	MD	—	(14)	340	267	—	607	7	6/27/2013	1978
Wendy’s	Springs	TX	—		217	266	—	483	6	7/31/2013	1987
Wendy’s	Little Rock	AR	—		762	258	—	1,020	7	6/27/2013	1977
Wendy’s	Titusville	FL	—	(14)	528	239	—	767	7	6/27/2013	1978
Wendy’s	Homewood	AL	—		995	—	—	995	—	6/27/2013	N/A
Wendy’s	Columbia	SC	—		1,368	—	—	1,368	—	6/27/2013	N/A

					Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (10) (11)
Property	City	State	Encumbrances at December 31, 2013		Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (12)(13)	Date Acquired	Date of Construction
Wendy’s	Edmond	OK	—		791	—	—	791	—	7/31/2013	1979
West Fork Roadhouse	Youngstown	OH	—		139	232	—	371	7	6/27/2013	1976
Whataburger	El Campo	TX	—		693	1,013	—	1,706	28	6/27/2013	1986
Whataburger	Edna	TX	—	(14)	290	869	—	1,159	19	7/31/2013	1986
Whataburger	Lubbock	TX	—	(14)	432	647	—	1,079	14	7/31/2013	1992
Whataburger	Ingleside	TX	—		1,106	474	—	1,580	10	7/31/2013	1986
Williams Fried Chicken	Garland	TX	—		265	137	—	402	4	6/27/2013	1983
Winn Dixie	Jacksonville	FL	—	(14)	4,360	82,825	—	87,185	2,736	4/24/2013	2000
Zebb’s	Amherst	NY	—	(14)	150	1,347	—	1,497	33	7/31/2013	1994
Zebb’s	Orchard Park	NY	—	(14)	69	1,320	—	1,389	33	7/31/2013	2000
Zebb’s	Rochester	NY	—	(14)	126	1,137	—	1,263	28	7/31/2013	1990
Zebb’s	New Hartford	NY	—	(14)	122	1,095	—	1,217	27	7/31/2013	1970
Z’Tejas Grill	Austin	TX	—	(14)	837	1,797	—	2,634	52	6/27/2013	2007
Capitalized land value on DFLs			—		6,932	—	—	6,932	—
Encumbrances allocated based on notes below			2,152,878

Total			$3,228,461		$1,382,232	$5,311,406	$5,909	$6,699,547	$205,712

(1)	These properties collateralize a senior corporate credit facility of up to $2.42 billion, which had $1.06 billion outstanding as of December 31, 2013.
(2)	These properties collateralize a $150.0 million secured credit facility, which had $150.0 million outstanding as of December 31, 2013.
(3)	These properties collateralize a $54.3 million mortgage note payable of which $54.3 million was outstanding as of December 31, 2013.
(4)	These properties collateralize a $48.5 million mortgage note payable of which $48.5 million was outstanding as of December 31, 2013.
(5)	These properties collateralize a $36.6 million mortgage note payable of which $36.6 million was outstanding as of December 31, 2013.
(6)	These properties collateralize a $12.3 million mortgage note payable of which $12.3 million was outstanding as of December 31, 2013.
(7)	These properties collateralize a $15.0 million mortgage note payable of which $15.0 million was outstanding as of December 31, 2013.
(8)	These properties collateralize a $4.5 million mortgage note payable of which $4.5 million was outstanding as of December 31, 2013.
(9)	These properties collateralize a $11.9 million mortgage note payable of which $11.9 million was outstanding as of December 31, 2013.
(10)	Acquired intangible lease assets allocated to individual properties in the amount of $759.6 million are not reflected in the table above.
(11)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 was $5.1 million.
(12)	The accumulated depreciation column excludes $48.1 million of amortization associated with acquired intangible lease assets.
(13)	Depreciation is computed using the straight-line method over the estimated useful lives of up to forty years for buildings, five to fifteen years for building fixtures and improvements.
(14)	These properties collateralize a senior corporate facility of up to $800.0 million, which had $760.0 million outstanding as of December 31, 2013.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2013 (amounts in thousands):

Year ended December 31, 2013
Real estate investments, at cost:
Balance at beginning of year	$1,684,115
Additions - acquisitions and improvements	5,019,135
Deductions - impairments	(3,703)

Balance at end of the year	$6,699,547

Accumulated depreciation:
Balance at beginning of year	$45,050
Depreciation expense	160,662

Balance at end of the year	$205,712

AMERICAN REALTY CAPITAL PROPERTIES, INC.

LOANS HELD FOR INVESTMENT

SCHEDULE IV

December 31, 2013

(In thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	Dec 2026	Principal and interest are payable monthly at a varying amount over the life to maturity		$2,973	$3,329	$—
CVS Caremark Corporation	Evansville, IN	6.22%	Jan 2033	Principal and interest are payable monthly at a level amount over the life to maturity		2,932	3,268	—
CVS Caremark Corporation	Greensboro, GA	6.52%	Jan 2030	Principal and interest are payable monthly at a level amount over the life to maturity		1,133	1,289	—
CVS Caremark Corporation	Shelby Twp., MI	5.98%	Jan 2031	Principal and interest are payable monthly at a varying amount over the life to maturity		2,237	2,443	—
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	May 2020	Principal and interest are payable monthly at a varying amount over the life to maturity		2,083	2,384	—
Lowes Companies, Inc.	Framingham, MA	N/A	Sep 2031	Principal and interest are payable monthly at a varying amount over the life to maturity		5,692	1,399	—
Walgreen Co.	Dallas, TX	6.46%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity		2,851	3,231	—
Walgreen Co.	Nacogdoches, TX	6.8%	Sep 2030	Principal and interest are payable monthly at a level amount over the life to maturity		3,084	3,561	—
Walgreen Co.	Rosemead, CA	6.26%	Dec 2029	Principal and interest are payable monthly at a level amount over the life to maturity		4,369	4,888	—

						$27,354	$25,792	$—

Corporate Credit Notes
Federal Express Corporation	Bellingham, WA	5.78%	Mar 2015	Principal and interest are payable monthly at a level amount over the life to maturity		$81	$83	$—
Lowes Companies, Inc.	N. Windham, ME	5.28%	Sep 2015	Principal and interest are payable monthly at a level amount over the life to maturity		256	261	—
Walgreen Co.	Jefferson City, TN	5.49%	May 2015	Principal and interest are payable monthly at a level amount over the life to maturity		140	143	—

						$477	$487	$—

Total						$27,831	$26,279	$—

Carrying Amount of Mortgages
Balance - November 5, 2013	$26,457
Additions during the year:
New Loan Investments	—
Deductions during the year:
Principal received	(164)
Allowance for loan losses	—
Amortization of unearned discounts and premiums	(14)

Balance - December 31, 2013	$26,279