Form 10-Q/A
period 2014-03-31
American Realty Capital Properties, Inc.
filed 2015-03-02
CIK 1507385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35263

AMERICAN REALTY CAPITAL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-2482685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 1100, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

American Realty Capital Properties, Inc. (the “Company,” “its,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 8, 2014 (the “Original Filing”), to restate and amend its previously-issued consolidated financial statements and related financial information for the fiscal quarters ended March 31, 2013 and 2014.

Concurrently with the filing of this Form 10-Q/A, the Company is filing (i) an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to restate and amend its previously-issued audited consolidated financial statements and related financial information for the fiscal years ended December 31, 2013 and 2012 and (ii) an amendment to its Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2014 to restate and amend its previously-issued unaudited consolidated financial statements and related financial information for this period and the comparable fiscal period of 2013 (collectively, with this Form 10-Q/A, the “Amended Filings”). The Company is also filing its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2014, which is also being concurrently filed, and includes restated and amended unaudited consolidated financial statements and related financial information for the fiscal period ended September 30, 2013.

The following sections of this Form 10-Q/A contain information that has been amended where necessary to reflect the restatement and certain other events that have occurred subsequent to May 8, 2014, the date of the original filing with the SEC:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 1A. Risk Factors

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events.

Background

On October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting that the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) had concluded that the previously-issued audited consolidated financial statements and other financial information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the previously issued unaudited financial statements and other financial information contained in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2014 and June 30, 2014, and the Company’s earnings releases and other financial communications for these periods should no longer be relied upon.

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

The investigation found that Adjusted Funds From Operations (“AFFO”), a non-GAAP measure presented in the Company’s SEC filings and other financial communications, was overstated for fiscal year 2011, fiscal year 2012, fiscal year 2013 (including each fiscal quarter of 2013) and, as previously disclosed in the October 29 8-K, the first two fiscal quarters of 2014. Senior management considered AFFO to be an important metric used by analysts and investors in evaluating the Company’s performance and, for the first two quarters of 2014, sought to maintain reported AFFO within the 2014 guidance range of $1.13 to $1.19 per share announced at the end of 2013. The overstatements of AFFO were due in part to errors in reflecting amounts attributable to the limited partnership interests in the Company’s operating partnership, ARC Properties Operating Partnership, L.P., held by holders other than the Company (known as non-controlling interests or “NCI”). Prior to the filing of the Quarterly Report on Form 10-Q for the first quarter of 2014, some members of senior management were aware of NCI errors but allowed the report to be filed without completing an analysis of the errors. In the Company’s Quarterly Report on Form 10-Q for the second quarter of 2014, as previously reported, the NCI errors were intentionally not corrected, and other AFFO and financial statement errors were intentionally made, resulting in an overstatement of AFFO and an understatement of the Company’s net loss for the three and six months ended June 30, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 2 of this Form 10-Q/A.

The investigation identified certain payments made by the Company to ARC Properties Advisors, LLC (the “Former Manager”) and certain affiliates of the Former Manager that were not sufficiently documented or otherwise warrant scrutiny. The Company has recovered consideration valued at approximately $8.5 million in respect of certain such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery. See Note 20-Related Party Transactions and Arrangements (As Restated) to the consolidated financial statements in this Form 10-Q/A.

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

Effects of the Restatements and Other Corrections

The restatements contained in this Form 10-Q/A and the other Amended Filings correct errors in the consolidated financial statements contained in the original filings that were identified as a result of the Audit Committee investigation as well as additional errors identified as a result of a review performed by the Company’s new management. The restatements also reflect certain adjustments that the Company determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements contained in the original filings were issued. In connection with the restatements, the Company has determined that it would be appropriate to reflect such adjustments. See Note 2 – Restatement of Previously Issued Financial Statements to the consolidated financial statements in this Form 10-Q/A.

The Amended Filings also correct errors in the calculation of AFFO contained in the original filings that were identified as a result of the Audit Committee’s investigation or that otherwise reflect restatement adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 2 of this Form 10-Q/A.

The following tables summarize the effect of the restatements on certain key items of the Company’s previously issued consolidated financial statements and on its previously-issued calculations of AFFO and AFFO per share for the year ended December 31, 2013, the three months ended March 31, 2014 and the three and six months ended June 30, 2014 (amounts in thousands, except for per share data).

	Year Ended December 31, 2013
	As Previously Reported (1)	As Restated	$ Change Fav/(Unfav)	% Change
Selected balance sheet amounts
Total assets	$7,807,979	$7,809,083	$1,104	0.01%
Total liabilities	5,285,446	5,310,556	(25,110)	(0.48)%
Total equity	2,253,234	2,229,228	(24,006)	(1.07)%
Selected statement of operations amounts
Total revenues	$329,878	$329,323	$(555)	(0.17)%
Total operating expenses	640,704	665,228	(24,524)	(3.83)%
Net loss attributable to stockholders	(474,740)	(491,499)	(16,759)	(3.53)%
Selected cash flow amounts
Net cash provided by operating activities	$12,769	$11,918	$(851)	(6.66)%
Net cash used in investing activities	(4,542,759)	(4,541,718)	1,041	0.02%
Net cash provided by financing activities	4,290,140	4,289,950	(190)	—%
Net change in cash and cash equivalents	(239,850)	(239,850)	—	—%
Funds from operations and adjusted funds from operations amounts - net method (2)
Funds from operations	$(263,382)	$(285,076)	$(21,694)	(8.24)%
Adjusted funds from operations	236,374	192,416	(43,958)	(18.60)%
AFFO per share	$1.07 (3)	0.87	(0.20)	(18.69)%

(1)	The amounts reflect the recasting of the Company’s historical financial statements to present the effects of the Company’s acquisition of American Realty Capital Trust IV, Inc., an entity previously deemed to be under common control with the Company for all periods that entities were under common control, as previously disclosed in the Company’s Current Report on From 8-K, dated May 20, 2014.
(2)	The net method is defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 2 of this Form 10-Q/A.
(3)	AFFO per share was not previously reported. It has been derived utilizing the previously reported AFFO and weighted average shares of 221,378,676.

For discussion of the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC.

	Three Months Ended March 31, 2014 (Unaudited)
	As Previously Reported	As Restated	$ Change Fav/(Unfav)	% Change
Selected balance sheet amounts
Total assets	$20,480,300	$20,488,095	$7,795	0.04%
Total liabilities	10,950,414	10,974,377	(23,963)	(0.22)%
Total equity	9,260,587	9,244,419	(16,168)	(0.17)%
Selected statement of operations amounts
Total revenues	$320,614	$321,154	$540	0.17%
Total operating expenses	512,851	482,128	30,723	5.99%
Net loss attributable to stockholders	(308,681)	(291,444)	17,237	5.58%
Selected cash flow amounts
Net cash provided by operating activities	$(106,126)	$(122,828)	$(16,702)	(15.74)%
Net cash used in investing activities	(1,212,122)	(1,174,407)	37,715	3.11%
Net cash provided by financing activities	1,348,590	1,327,726	(20,864)	(1.55)%
Net change in cash and cash equivalents	30,342	30,491	149	0.49%
Funds from operations and adjusted funds from operations amounts - net method (1)
Funds from operations	$(183,791)	$(137,960)	$45,831	24.94%
Adjusted funds from operations	147,389	108,892	(38,497)	(26.12)%
AFFO per share (2)	$0.26	$0.19	(0.07)	(26.92)%

(1)	The net method is defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 2 of this Form 10-Q/A.

(2)	As previously disclosed in the Company’s quarterly supplemental information furnished on Form 8-K on May 8, 2014.

For discussion of the restatement adjustments, see Note 2—Restatement of Previously Issued Financial Statements in this Form 10-Q/A.

	Three Months Ended June 30, 2014 (Unaudited)				Six Months Ended June 30, 2014 (Unaudited)
	As Previously Reported	As Restated	$ Change Fav/(Unfav)	% Change	As Previously Reported	As Restated	$ Change Fav/(Unfav)	% Change
Selected balance sheet amounts
Total assets	$21,315,487	$21,310,496	$(4,991)	(0.02)%	$21,315,487	$21,310,496	$(4,991)	(0.02)%
Total liabilities	10,451,698	10,485,022	(33,324)	(0.32)%	10,451,698	10,485,022	(33,324)	(0.32)%
Total equity	10,594,490	10,556,175	(38,315)	(0.36)%	10,594,490	10,556,175	(38,315)	(0.36)%
Selected statement of operations amounts
Total revenues	$381,981	$382,178	$197	0.05%	$702,595	$703,332	$737	0.10%
Total operating expenses	355,573	353,284	2,289	0.64%	867,301	835,412	31,889	3.68%
Net loss attributable to the Company	(40,328)	(54,720)	(14,392)	(35.69)%	(349,009)	(346,164)	2,845	0.82%
Selected cash flow amounts
Net cash provided by (used in) operating activities	$139,911	$154,021	$14,110	10.08%	$33,785	$31,193	$(2,592)	(7.67)%
Net cash used in investing activities	(734,300)	(777,649)	(43,349)	(5.90)%	(1,946,422)	(1,952,056)	(5,634)	(0.29)%
Net cash provided by financing activities	705,012	735,941	30,929	4.39%	2,053,602	2,063,667	10,065	0.49%
Net change in cash and cash equivalents	110,623	112,313	1,690	1.53%	140,965	142,804	1,839	1.30%
Funds from operations and adjusted funds from operations amounts - gross method (1)
Funds from operations	$174,661	$156,967	$(17,694)	(10.13)%	$(15,115)	$12,163	$27,278	180.47%
Adjusted funds from operations	205,278	185,934	(19,344)	(9.42)%	353,058	300,706	(52,352)	(14.83)%
AFFO per share (2)	$0.24	$0.21	(0.03)	(12.50)%	$0.49	$0.41	(0.08)	(16.33)%

(1)	The gross method is defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 2 of this Form 10-Q/A.

(2)	As previously disclosed in the Company’s quarterly supplemental information furnished on Form 8-K on July 29, 2014.

For discussion of the restatement adjustments, see Note 2 – Restatement of Previously Issued Financial Statements in the Company’s Amended Quarterly Report on Form 10-Q/A for the fiscal period ended June 30, 2014.

Internal Control Considerations

In light of the findings of the Audit Committee’s investigation and a review by the Company in connection with the preparation of the restatements, the Company’s new management re-evaluated the Company’s internal control over financial reporting and its disclosure controls and procedures at December 31, 2013 and concluded that they were not effective. These material weaknesses had not been remediated, and additional material weaknesses in our internal control over financial reporting existed, at March 31, 2014, June 30, 2014 and September 30, 2014. In addition, at those dates, our disclosure controls and procedures were not effective. The material weaknesses at March 30, 2014 and the Company’s plans for remediation are described in Part I, Item 4. Controls and Procedures in this Form 10-Q/A. The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the Audit Committee.

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

Regulatory Investigations and Litigation Related to this Matter

Prior to the filing of the October 29 8-K, the Audit Committee previewed for the SEC the information contained in that filing. Subsequent to the filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company are cooperating with these regulators in their investigations.

The Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in response to the October 29 8-K, including class actions, derivative actions and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York and Maryland. For information concerning these lawsuits, see “Risk Factors – New Risk Factors” in Part II, Item 1A of this Form 10-Q/A and Note 25 – Subsequent Events (As Restated) to the consolidated financial statements contained in this Form 10-Q/A.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q/A Amendment No. 1

March 31, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except for share data) (Unaudited)

	March 31, 2014 (As Restated) (1)	December 31, 2013 (As Restated) (1)
ASSETS
Real estate investments, at cost:
Land	$3,224,257	$1,380,308
Buildings, fixtures and improvements	11,836,655	5,297,400
Land and construction in progress	40,459	21,839
Acquired intangible lease assets	2,209,902	759,595

Total real estate investments, at cost	17,311,273	7,459,142
Less: accumulated depreciation and amortization	(428,566)	(267,278)

Total real estate investments, net	16,882,707	7,191,864
Investment in unconsolidated entities	105,775	—
Investment in direct financing leases, net	65,723	66,112
Investment securities, at fair value	213,803	62,067
Loans held for investment, net	98,185	26,279
Cash and cash equivalents	83,216	52,725
Restricted cash	55,559	35,921
Intangible assets, net	371,634	—
Deferred costs and other assets, net	304,097	281,326
Goodwill	2,298,677	92,789
Due from affiliates	8,719	—

Total assets	$20,488,095	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,234,074	$1,301,114
Corporate bonds, net	2,545,884	—
Convertible debt, net	973,737	972,490
Credit facilities	2,415,800	1,969,800
Other debt, net	148,809	104,804
Below-market lease liabilities, net	286,579	77,169
Accounts payable and accrued expenses	149,542	730,571
Deferred rent, derivative and other liabilities	206,105	40,271
Distributions payable	11,233	10,903
Due to affiliates	2,614	103,434

Total liabilities	10,974,377	5,310,556

Series D preferred stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at March 31, 2014 and December 31, 2013, respectively	269,299	269,299
Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,654,919 and 42,199,547 shares issued and outstanding at March 31, 2014 and December 31, 2013	427	422
Common stock, $0.01 par value, 1,500,000,000 and 750,000,000 shares authorized and 769,931,938 and 239,234,725 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,699	2,392
Additional paid-in capital	10,302,168	2,940,907
Accumulated other comprehensive income	8,463	7,666
Accumulated deficit	(1,358,743)	(877,957)

Total stockholders’ equity	8,960,014	2,073,430
Non-controlling interests	284,405	155,798

Total equity	9,244,419	2,229,228

Total liabilities and equity	$20,488,095	$7,809,083

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31,
	2014 (As Restated) (1)	2013 (As Restated) (1)
Revenues:
Rental income	$244,415	$40,987
Direct financing lease income	1,006	—
Operating expense reimbursements	21,476	1,910
Cole Capital revenue	54,257	—

Total revenues	321,154	42,897

Operating expenses:
Cole Capital reallowed fees and commissions	34,436	—
Acquisition related (including $1,539 and $6,936 to affiliates, respectively)	13,417	10,327
Merger and other non-routine transactions (including $137,738 and $106,680, respectively, to affiliates)	160,298	123,568
Property operating	29,755	2,549
Management fees to affiliates	13,888	12,493
General and administrative (including $15,592 and $5,209, respectively, to affiliates)	56,492	7,772
Depreciation and amortization	173,842	26,753

Total operating expenses	482,128	183,462

Operating loss	(160,974)	(140,565)

Other (expense) income:
Interest expense, net	(120,951)	(6,801)
Extinguishment of debt, net	(9,399)	—
Other income, net	10,210	999
Loss on derivative instruments, net	(7,121)	(5)
Loss on disposition of properties, net	(17,605)	—
Gain on sale of investments	—	451

Total other expenses, net	(144,866)	(5,356)

Loss from continuing operations	(305,840)	(145,921)

Discontinued operations:
Loss from operations of held for sale properties	—	(16)

Net loss from discontinued operations	—	(16)
Net loss	(305,840)	(145,937)
Net loss attributable to non-controlling interest	14,396	2,057

Net loss attributable to the Company	(291,444)	(143,880)

Basic and diluted net loss per share attributable to common stockholders	$(0.58)	$(0.86)

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014 (As Restated) (1)	2013 (As Restated) (1)
Net loss	$(305,840)	$(145,937)

Other comprehensive income (loss):
Designated derivatives, fair value adjustments	(2,298)	(1,177)
Unrealized gain on investment securities, net	3,095	428

Total other comprehensive income (loss)	797	(749)

Total comprehensive loss	(305,043)	(146,686)
Comprehensive loss attributable to non-controlling interests	14,396	2,057

Total comprehensive loss attributable to the Company	$(290,647)	$(144,629)

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (In thousands, except for share data)

(Unaudited)

(As restated for the three months ended March 31, 2014 and as of December 31, 2013) (1)

	Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number	Par	Number	Par	Paid-In
	of Shares	Value	of Shares	Value	Capital
Balance, December 31, 2013 (As Restated)	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock	—	—	524,305,318	5,243	7,324,217	—	—	7,329,460	—	7,329,460
Offering costs (2)	—	—	—	—	(1,485)	—	—	(1,485)	—	(1,485)
Conversion of Common OP Units to common stock	—	—	951,708	10	13,444	—	—	13,454	(13,454)	—
Conversion of Preferred OP Units to Series F Preferred Stock	455,372	5	—	—	9,404	—	—	9,409	(9,409)	—
Issuance of RSUs, net	—	—	5,440,187	54	(1,775)	—	—	(1,721)	—	(1,721)
Equity-based compensation	—	—	—	—	17,456	—	—	17,456	4,118	21,574
Distributions declared on common stock	—	—	—	—	—	—	(165,910)	(165,910)	—	(165,910)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(15,781)	(15,781)
Distributions to participating securities	—	—	—	—	—	—	(1,005)	(1,005)	—	(1,005)
Distributions to preferred shareholders	—	—	—	—	—	—	(22,427)	(22,427)	—	(22,427)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	279	279
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Net loss	—	—	—	—	—	—	(291,444)	(291,444)	(14,396)	(305,840)
Other comprehensive income	—	—	—	—	—	797	—	797	—	797

Balance, March 31, 2014 (As Restated)	42,654,919	$427	769,931,938	$7,699	$10,302,168	$8,463	$(1,358,743)	$8,960,014	$284,405	$9,244,419

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
(2)	Includes $150,000 to affiliates of the Former Manager (as defined in Note 1) for the three months ended March 31, 2014.

The consolidated statements of changes in equity continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (In thousands, except for share data) – (Continued)

(Unaudited)

(As restated for the three months ended March 31, 2013) (1)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number	Par	Number	Par
	of Shares	Value	of Shares	Value
Balance, December 31, 2012 (As Restated)	6,990,328	$70	184,553,676	$1,846	$1,778,883	$(3,934)	$(124,286)	$1,652,579	$16,181	$1,668,760
Issuances of preferred stock	35,035,239	350	—	—	—	—	—	350	—	350
Issuances of common stock	—	—	32,689,878	327	1,481,603	—	—	1,481,930	—	1,481,930
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	(531,172)	—	—	(531,172)	—	(531,172)
Offering costs, commissions and dealer manager fees (2)	—	—	—	—	(152,937)	—	—	(152,937)	—	(152,937)
Common stock issued through dividend reinvestment plan	—	—	545,867	5	7,492	—	—	7,497	—	7,497
Common stock repurchases	—	—	(27,697,412)	(277)	(350,245)	—	—	(350,522)	—	(350,522)
Equity based compensation	—	—	331,692	3	2,715	—	—	2,718	615	3,333
Distributions declared	—	—	—	—	—	—	(43,740)	(43,740)	—	(43,740)
Issuance of OP Units to affiliate	—	—	—	—	—	—	—	—	107,771	107,771
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	750	750
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(983)	(983)
Net loss	—	—	—	—	—	—	(143,880)	(143,880)	(2,057)	(145,937)
Other comprehensive income	—	—	—	—	—	(749)	—	(749)	—	(749)

Balance, March 31, 2013 (As Restated)	42,025,567	$420	190,423,701	$1,904	$2,236,339	$(4,683)	$(311,906)	$1,922,074	$122,277	$2,044,351

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
(2)	Includes $136.0 million to affiliates of the Former Manager (as defined in Note 1) for the three months ended March 31, 2013.

The accompanying notes are an integral part of of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014 (As Restated) (1)	2013 (As Restated) (1)
Cash flows from operating activities:
Net loss	$(305,840)	$(145,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of OP Units	92,884	107,771
Depreciation and amortization	214,040	28,642
Loss on disposition of properties	17,605	—
Equity-based compensation	21,574	3,333
Equity in income of unconsolidated entities	(251)	—
Distributions from unconsolidated entities	941	—
Loss on derivative instruments	7,121	5
Gain on sale of investments, net	—	(451)
Loss on extinguishment of debt	(19,628)	—
Changes in assets and liabilities:
Investment in direct financing leases	389	—
Deferred costs and other assets	7,945	(4,710)
Due from affiliates	(8,318)	—
Accounts payable and accrued expenses	(73,395)	(2,444)
Deferred rent and other liabilities	(36,631)	1,024
Due to affiliates	(41,264)	1,569

Net cash used in operating activities	(122,828)	(11,198)

Cash flows from investing activities:
Investments in real estate and other assets	(634,541)	(411,587)
Acquisition of a real estate business, net of cash acquired	(683,240)	—
Capital expenditures	(3,112)	—
Real estate developments	(13,044)	—
Principal repayments received from borrowers	3,062	—
Investments in unconsolidated entities	(2,500)	—
Proceeds from disposition of properties	60,785	—
Investment in intangible assets	(258)	—
Deposits for real estate investments	(38,213)	(7,769)
Uses and refunds of deposits for real estate investments	137,688	—
Purchases of investment securities	—	(63,269)
Line of credit advances to affiliates	(1,000)	—
Line of credit repayments from affiliates	3,900	—
Proceeds from sale of investment securities	—	44,198
Change in restricted cash	(3,934)	—

Net cash used in investing activities	(1,174,407)	(438,427)

Cash flows from financing activities:
Proceeds from mortgage notes payable	669,336	—
Payments on mortgage notes payable	(739,680)	—
Payments on other debt	(4,938)	—
Proceeds from credit facilities	2,131,000	675,000
Payments on credit facilities	(2,994,000)	(159,604)
Proceeds from corporate bonds	2,545,760	—
Payments of deferred financing costs	(66,834)	(25,543)
Common stock repurchases	—	(350,522)
Proceeds from issuances of common stock	—	1,317,389
Payments of offering costs and fees related to stock issuances	(2,133)	(138,651)
Contributions from non-controlling interest holders	279	750
Distributions to non-controlling interest holders	(9,488)	(921)
Distributions paid	(201,576)	(40,636)
Payments to affiliates, net	—	(526)
Change in restricted cash	—	(179)

Net cash provided by financing activities	1,327,726	1,276,557

Net change in cash and cash equivalents	30,491	826,932
Cash and cash equivalents, beginning of period	52,725	292,575

Cash and cash equivalents, end of period	$83,216	$1,119,507

Supplemental Disclosures:
Cash paid for interest	$52,332	$1,363
Cash paid for income taxes	$7,616	$222
Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$—	$7,498

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

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

The Company operates through two business segments, Real Estate Investment (“REI”) and its private capital management business, Cole Capital (“Cole Capital”), as further discussed in Note 6 — Segment Reporting (As Restated). Substantially all of the Company’s REI segment is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 96.9% of the equity interests in the OP as of March 31, 2014. As of March 31, 2014, certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 2.5% and 0.6%, respectively, of the equity interests in the OP. Under the LPA, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by the Company, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the OP, a corresponding number of shares of the Company’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Prior to January 8, 2014, ARC Properties Advisors, LLC (the Company’s “Former Manager”), a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in the best interests of the Company and its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014. In connection with becoming self-managed, the Company terminated the management agreement with its Former Manager. See Note 20 — Related Party Transactions and Arrangements (As Restated) for further discussion.

The Company has advanced its investment objectives by not only growing its net lease portfolio through organic acquisitions but also through strategic mergers and acquisitions. See Note 3 — Mergers and Acquisitions (As Restated) for further discussion.

Note 2 — Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheets as of March 31, 2014 and December 31, 2013 and its consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of changes in equity and consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, along with certain related notes to such restated consolidated financial statements. In addition, the December 31, 2013 and March 31, 2013 balance sheets, as disclosed in Note 3 —Mergers and Acquisitions (As Restated), have been recast in applying the carryover basis of accounting to include the effects of the merger with American Realty Capital Trust IV, Inc. (“ARCT IV”).

The Company determined that the restatement was necessary after an investigation was conducted by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) with the assistance of independent counsel and forensic accountants. The Audit Committee initiated the investigation in response to concerns regarding accounting practices and other matters that were first reported to it on September 7, 2014. The restatement corrects errors that were identified as a result of the investigation, as well as certain other errors that were identified by the Company. In addition, the restatement reflects corrections of certain immaterial errors and certain previously identified errors that were identified by the Company in the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements for the three months ended March 31, 2014 were originally issued. In connection with the restatement, the Company has determined that it would be appropriate to correct such errors.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Year ended December 31, 2013 Error Corrections

Corrections to the Company’s consolidated financial statements for the year ended December 31, 2013 are disclosed within Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC (the “Amended 10-K”). The corrections reported in the Amended 10-K relate primarily to bonus accruals, real estate impairments, goodwill, merger and acquisition related expenses, transfer tax accrual and the accounting and reporting of non-controlling interests.

Three Months Ended March 31, 2013 Error Corrections

Merger and Other Non-routine Transaction Related

In light of the findings of the investigation conducted by the Audit Committee, the Company performed an internal review of all acquisition, merger and other non-routine transaction-related expenses. The work resulted in the identification of the following errors:

•	The Company improperly classified $5.4 million of expenses as “merger-related” for the three months ended March 31, 2013. As restated, the amount has been reclassified from merger and other non-routine transaction-related expenses to general and administrative expenses.

•	Upon consummation of the ARCT III Merger, the OP entered into an agreement with an affiliate to acquire certain furniture, fixtures, equipment (“FF&E”) and other assets. The Company originally capitalized $4.1 million of FF&E costs and expensed $1.7 million of costs. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction-related expense for the period ended March 31, 2013. See Note 20 — Related Party Transactions and Arrangements (As Restated) for further discussion.

•	The Company identified $1.0 million of expenses that were improperly classified as merger and other non-routine transaction-related expenses that should have been capitalized as deferred financing costs and amortized accordingly. As such, an adjustment to properly record the deferred financing costs has been made for the period ended March 31, 2013. As a result of capitalizing these deferred financing costs, additional interest expense of $0.6 million was recorded for the period ended March 31, 2013.

•	The Company identified $13.0 million of management fees that were improperly classified as merger and other non-routine transaction-related expenses. Such amount has been properly classified as management fees to affiliates for the period ended March 31, 2013.

•	The Company has determined that it should have recorded a controlling interest transfer tax liability totaling $1.1 million upon consummation of the ARCT III Merger. The accrual and corresponding merger and other non-routine transaction related expense are recorded for the three months ended March 31, 2013.

The Company has updated the caption to “merger and other non-routine transactions” to appropriately include non-recurring costs that may not have been incurred solely for a merger transaction. See Note 4 —Summary of Significant Accounting Policies (As Restated) for a further breakout of the merger and other non-routine transactions.

In addition, the Company has concluded that $881,000 in equity-based compensation previously reported on a separate line item should instead be reported within general and administrative expenses.

Operating Fees to Affiliate

The Company identified $0.5 million of expense that was incorrectly recorded as operating fees to affiliate. As a result, the Company decreased operating fees to affiliate by this amount for the period ended March 31, 2013 and recorded the amount to the proper balance sheet account.

This line item caption has been updated to “management fees to affiliates” in the accompanying consolidated statements of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Net Loss Attributable to Non-Controlling Interests

The original calculation of the net loss attributable to non-controlling interest holders for the three months ended March 31, 2013 excluded expenses that were improperly recorded at the Company’s level. These expenses were incurred by the OP, and therefore should have been included in the Company’s determination of the net loss attributable to its non-controlling interest holders. In addition, the net loss attributable to the non-controlling interest holders has been adjusted to reflect the impact of the cumulative restatement adjustments discussed and presented herein. As a result, the Company recorded an adjustment of $1.6 million for the three months ended March 31, 2013 for net loss attributable to non-controlling interest holders and a corresponding change in net loss attributable to stockholders.

Three Months Ended March 31, 2014 Error Corrections

Merger and Other Non-routine Transaction Related

In light of the findings of the investigation conducted by the Audit Committee, the Company performed an internal review of all acquisition, merger and other non-routine transaction-related expenses. The work resulted in the identification of the following errors:

•	The Company identified a net amount of $16.1 million of merger and other non-routine transaction-related expenses that were improperly recorded in the period ended March 31, 2014. Of this amount, a net amount of $14.5 million has been properly recorded for the year ended December 31, 2013 and a net amount of $1.6 million has been properly recorded in the period ended June 30, 2014.

•	Upon consummation of the ARCT IV Merger (as defined in Note 3 — Mergers and Acquisitions (As Restated)), the OP entered into an agreement with an affiliate to acquire certain furniture, fixtures, equipment (“FF&E”) and other assets. The Company originally capitalized $2.1 million of FF&E costs. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction-related expense. See Note 20 — Related Party Transactions and Arrangements (As Restated) for further discussion.

•	The Company identified $20.6 million of expenses that were improperly recorded as merger and other non-routine transaction-related expenses that should have been capitalized as deferred financing costs and amortized accordingly. As such, an adjustment to capitalize and amortize the deferred financing costs has been properly recorded. As a result of deferred financing costs being capitalized, additional interest expense of $8.7 million and extinguishment of debt expense of $2.3 million was recorded.

•	The Company originally improperly classified $9.4 million of expenses as merger related. However the Company has determined that such amounts should have been accounted for as general and administrative expenses. As such, the Company properly recorded such amount as general and administrative expense.

•	Upon consummation of the ARCT III Merger and CapLease Merger (each, as defined in Note 3 – Merger and Acquisitions (As Restated)) in 2013, the Company did not properly accrue a controlling interest transfer tax liability for each respective merger. As such, the Company properly recorded an estimated $8.9 million as of December 31, 2013. The Company considered its existing accrual amount for such liabilities, in determining the liability amounts for the ARCT IV and Cole mergers that were consummated, noting that it had over accrued for such liabilities, and as a result recorded too much expense. Therefore, the Company properly reduced the expense recorded in the period by $4.0 million.

•	The Company identified $13.9 million of management fee expenses that were improperly classified as merger and other non-routine transaction related expenses. Such amounts have been properly recorded as management fees to affiliates.

The Company also updated the caption from “merger and other transaction related” to “merger and other non-routine transactions” to appropriately include non-recurring costs that may not have been incurred solely for a merger transaction. See Note 4 - Summary of Significant Accounting Policies (As Restated) for a further breakout of the merger costs and other non-routine transactions.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Acquisition-Related

The Company identified a net amount of $0.9 million of acquisition-related salary expense had been improperly recorded as general and administrative expense. As such, the Company properly recorded the amount as acquisition-related for the three months ended March 31, 2014.

General and Administrative

The Company identified a net amount of $1.7 million of general and administrative expenses that were recorded in the incorrect period. As such, the Company recorded this amount as additional expense in the three months ended March 31, 2014.

Equity-Based Compensation

The investigation found that equity awards made to Nicholas S. Schorsch and Brian S. Block in connection with the Company’s transition from external to internal management contained vesting provisions that, as drafted, were more favorable to them than the Compensation Committee had authorized. In addition, the investigation found that the Compensation Committee’s intention in respect of the OPP was that the maximum award pool opportunity should have been based upon the Company’s equity market capitalization as of the date of the approval of the OPP in October 2013, equaling approximately $120.0 million, rather than the $218.1 million which was derived from a pro forma equity market capitalization giving effect to the closing of various transactions as of the Company’s transition to self-management. These items resulted in a decrease of $6.3 million to stock-based compensation reported in general and administrative expense for the three months ended March 31, 2014.

In addition, the Company assessed its accrual for distributions recorded on LTIP units, noting distributions had not been properly recorded. As a result, the Company increased the distributions recorded in equity and the distributions payable on LTIP awards by $6.2 million for the three months ended March 31, 2014.

The Company also determined that the documentation of awards granted to its directors provided for accelerated vesting of shares upon voluntary resignation of the directors. As a result, the Company determined there was no required service period for the vesting of such awards and $3.3 million has been recorded as a general and administrative expense during the three months ended March 31, 2014. Based upon the findings of the Audit Committee and the Company in connection with the recent review of the Company’s previously issued financial statements, the Company has subsequently modified such awards to provide that voluntary resignation would not accelerate the vesting of such awards.

The Company originally reported $22.5 million in equity-based compensation its own line item, however it now reports such compensation as general and administrative expenses.

Depreciation and Amortization

The Company identified that its depreciation expense and acquisition related expenses were under expensed by $2.3 million and $0.6 million, respectively, based on its accounting for certain properties acquired in 2013. As such, the Company properly recorded additional depreciation expense and acquisition related expense by the respective amounts.

In addition, the Company identified that it did not properly record $6.0 million of depreciation expense for real estate properties acquired during the period. Therefore, the Company properly recorded the expense.

Gain (Loss) on Disposition of Properties and Held for Sale Assets

Subsequent to the CapLease and Cole Mergers (as defined in Note 3 - Mergers and Acquisitions (As Restated)), the Company disposed of certain properties acquired in those mergers. The disposition of such properties resulted in a net loss on disposition; however, the Company incorrectly adjusted its purchase price allocation by increasing its goodwill recorded in connection with the mergers by $13.6 million. The Company has determined that there was not sufficient evidence to support adjusting its goodwill as a measurement period adjustment. As a result, the Company reversed the measurement period adjustments that were made to goodwill and recognized a net loss on dispositions for the period ended March 31, 2014.

In addition, the Company assigned goodwill associated with the certain mergers to the Company’s REI segment. However, the Company determined that it did not properly account for disposals of real estate because a portion of goodwill was not included in the carrying amount of the associated real estate in its determination of the gain or loss on disposition. To correct the accounting, the Company allocated $7.0 million of goodwill to real estate dispositions in the three months ended March 31, 2014, which increased the loss on disposition of properties recognized.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Gain (Loss) on Derivative Instruments

The Company determined that a portion of one of its interest rate swaps was incorrectly designated as effective, rather than ineffective for the three months ended March 31, 2014. Therefore, the Company incorrectly recorded the ineffective portion of the hedge through other comprehensive income (“OCI”), rather than earnings. As such, the Company recorded a gain on derivative instruments of $1.0 million and reversed the same amount from OCI.

As part of the Cole Merger, the Company acquired a derivative liability in the amount of $10.0 million for interest rate swaps. The swaps were subsequently settled in connection with the extinguishment of the related debt. This settlement should have been recorded as a reduction of the derivative liability acquired, however it was improperly recorded as a loss on derivative instruments. As such, the Company reversed the amount recorded as a loss on derivative instruments and adjusted goodwill to be properly recorded for the period.

In addition, The Company identified $2.1 million of expenses which were originally improperly reported as loss on derivative instruments, rather than interest expense. As such, the Company reported the respective amount as interest expense for the three months ended March 31, 2014.

Interest Expense

The Company determined that breakage costs incurred on an interest rate lock were improperly recorded as interest expense rather than OCI. As such, the Company properly recorded $3.9 million of breakage costs as OCI for the three months ended March 31, 2014.

The Company concluded that the interest expense related to a swap was underestimated by $1.4 million. As such, the Company recorded additional interest expense for the respective amount for the three months ended March 31, 2014.

In addition, the Company concluded that $7.8 million of debt extinguishment costs, which were originally reported as interest expense, should be reported as its own line item caption within the consolidated statements of operations for the three months ended March 31, 2014.

Net Loss Attributable to Non-Controlling Interests

The original calculation of the net loss attributable to non-controlling interest holders for the three months ended March 31, 2014 excluded substantial expenses that were improperly recorded at the Company’s level, but were, in fact, incurred by the OP, and therefore should have been included in the Company’s determination of the net loss attributable to its non-controlling interest holders. The 2014 restated consolidated financial statements reflect an adjustment of $2.4 million during the three months ended March 31, 2014 for net loss attributable to non-controlling interest holders.

Other Expense

As a result of the restatement corrections, the Company updated its tax provision calculation which resulted in an additional tax benefit of $1.2 million for the three months ended March 31, 2014.

Other Changes

Along with restating the consolidated financial statements to correct the errors discussed above, the Company recorded adjustments for certain previously identified immaterial accounting errors related to the three months ended March 31, 2014 and 2013. When these consolidated financial statements were originally issued, the Company assessed the impact of these errors and concluded that they were not material to the consolidated financial statements. However, in conjunction with the need to restate the consolidated financial statements as a result of the errors noted above, the Company determined that it would be appropriate to make adjustments for all such previously unrecorded adjustments.

The original calculation of net loss per share for the three months ended March 31, 2014 was based on an incorrect weighted average share count. The original weighted average share count treated a portion of certain restricted share awards as outstanding common stock prior to the actual vesting date of such awards, and as a result, the weighted average share count was overstated. Therefore, the 2014 restated consolidated financial statements reflect a decrease of 311,475 shares to the weighted average share count used in the net loss per share calculation for the three months ended March 31, 2014.

The Company also recorded certain reclassifications to update the presentation of its consolidated statement of operations for the three months ended March 31, 2014 and 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

In addition to the restatement of the consolidated financial statements, the Company has also restated the following notes for the three months ended March 31, 2014 and March 31, 2013 to reflect the error corrections noted above.

•	Note 3 – Mergers and Acquisitions

•	Note 4 – Summary of Significant Accounting Policies

•	Note 5 – Acquisitions of CapLease and Cole

•	Note 6 – Segment Reporting

•	Note 7 – Real Estate Investments

•	Note 10 – Deferred Costs and Other Assets

•	Note 15 – Derivatives and Hedging Activities

•	Note 16 – Accounts Payable and Accrued Expenses

•	Note 19 – Equity-based Compensation

•	Note 20 – Related Party Transactions and Arrangements

•	Note 22 – Net Loss Per Share

•	Note 24 – Income Taxes

•	Note 25 – Subsequent Events

The following tables present the combined impact of all changes, as described above, to the applicable line items in the consolidated financial statements to the Company’s previously issued consolidated financial statements for the periods ended March 31, 2014 and 2013 and the year ended December 31, 2013 (in thousands, except share and per share amounts):

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

March 31, 2014 and December 31, 2013 Restated Consolidated Balance Sheets

	March 31, 2014				December 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported (1)	Reclassifications	Restatement Adjustments	As Restated
ASSETS
Real estate investments, at cost:
Land	$3,226,615	$—	$(2,358)	$3,224,257	$1,379,453	$—	$855	$1,380,308
Buildings, fixtures and improvements	11,841,722	(3,565)	(1,502)	11,836,655	5,291,031	—	6,369	5,297,400
Land and construction in progress	40,459	—	—	40,459	21,839	—	—	21,839
Acquired intangible lease assets	2,209,747	382	(227)	2,209,902	758,376	382	837	759,595

Total real estate investments, at cost	17,318,543	(3,183)	(4,087)	17,311,273	7,450,699	382	8,061	7,459,142
Less: accumulated depreciation and amortization	(422,355)	(167)	(6,044)	(428,566)	(267,352)	(155)	229	(267,278)

Total real estate investments, net	16,896,188	(3,350)	(10,131)	16,882,707	7,183,347	227	8,290	7,191,864
Investment in unconsolidated entities	105,775	—	—	105,775	—	—	—	—
Investment in direct financing leases, net	65,723	—	—	65,723	66,112	—	—	66,112
Investment securities, at fair value	213,803	—	—	213,803	62,067	—	—	62,067
Loans held for investment, net	98,185	—	—	98,185	26,279	—	—	26,279
Cash and cash equivalents	83,067	—	149	83,216	52,725	—	—	52,725
Derivative assets, at fair value (2)	—	—	—	—	9,189	(9,189)	—	—
Restricted cash	55,559	—	—	55,559	35,921	—	—	35,921
Intangible assets, net	371,634	—	—	371,634	—	—	—	—
Deferred costs and other assets, net	294,694	3,350	6,053	304,097	—	281,326	—	281,326
Prepaid expenses and other assets, net (2)	—	—	—	—	187,930	(186,726)	(1,204)	—
Goodwill	2,287,122	—	11,555	2,298,677	102,419	—	(9,630)	92,789
Due from affiliates	8,550	—	169	8,719	—	—	—	—
Deferred costs, net (2)	—	—	—	—	81,311	(84,973)	3,662	—
Assets held for sale	—	—	—	—	679	(665)	(14)	—

Total assets	$20,480,300	$—	$7,795	$20,488,095	$7,807,979	$—	$1,104	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,234,668	$—	$(594)	$4,234,074	$1,301,114	$—	$—	$1,301,114
Corporate bonds, net	2,545,884	—	—	2,545,884	—	—	—	—
Convertible debt, net	973,737	—	—	973,737	972,490	—	—	972,490
Senior corporate credit facilities (3)	—	—	—	—	1,819,800	(1,819,800)	—	—
Secured credit facility (3)	—	—	—	—	150,000	(150,000)	—	—
Credit facilities	2,415,800	—	—	2,415,800	—	1,969,800	—	1,969,800
Other debt, net	148,809	—	—	148,809	104,804	—	—	104,804
Below-market lease liabilities, net	287,199	—	(620)	286,579	77,789	—	(620)	77,169
Derivative liabilities, at fair value (4)	—	—	—	—	18,455	(18,455)	—	—
Accounts payable and accrued expenses	143,860	—	5,682	149,542	808,900		(78,329)	730,571
Deferred rent, derivative and other liabilities	195,826	—	10,279	206,105	21,816	18,455	—	40,271
Distributions payable	4,414	—	6,819	11,233	10,278	—	625	10,903
Due to affiliates	217	—	2,397	2,614	—		103,434	103,434

Total liabilities	10,950,414	—	23,963	10,974,377	5,285,446	—	25,110	5,310,556

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

	March 31, 2014				December 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported (1)	Reclassifications	Restatement Adjustments	As Restated
Series D preferred stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$269,299	$—	$—	$269,299	$269,299	$—	$—	$269,299
Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,654,919 and 42,199,547 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	427	—	—	427	422	—	—	422
Common stock, $0.01 par value, 1,500,000,000 and 750,000,000 shares authorized and 769,931,938 and 239,234,725 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,699	—	—	7,699	2,392	—	—	2,392
Additional paid-in capital	10,305,815	(4,437)	790	10,302,168	2,939,287	—	1,620	2,940,907
Accumulated other comprehensive income	13,397	—	(4,934)	8,463	7,666	—	—	7,666
Accumulated deficit	(1,365,467)	269	6,455	(1,358,743)	(864,516)	—	(13,441)	(877,957)

Total stockholders’ equity	8,961,871	(4,168)	2,311	8,960,014	2,085,251	—	(11,821)	2,073,430
Non-controlling interests	298,716	4,168	(18,479)	284,405	167,983	—	(12,185)	155,798

Total equity	9,260,587	—	(16,168)	9,244,419	2,253,234	—	(24,006)	2,229,228

Total liabilities and equity	$20,480,300	$—	$7,795	$20,488,095	$7,807,979	$—	$1,104	$7,809,083

(1)	These financial statements have been recast in applying the carryover basis of accounting to include the effects of the merger with ARCT IV.
(2)	This line item caption has been reclassified and included within deferred costs and other assets, net in the accompanying consolidated balance sheets for the period ended March 31, 2014.
(3)	This line item caption has been reclassified and included within credit facilities in the accompanying consolidated balance sheets for the period ended March 31, 2014.
(4)	This line item caption has been reclassified and included within deferred rent, derivative and other liabilities in the accompanying consolidated balance sheets for the period ended March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

March 31, 2013 Restated Consolidated Balance Sheet

	March 31, 2013
	As Previously Reported	ARCT IV Adjustments (1)	Reclassifications	Restatement Adjustments	As Restated
ASSETS
Real estate investments, at cost:
Land	$298,280	$39,326	$—	$—	$337,606
Buildings, fixtures and improvements	1,521,505	161,868	—	—	1,683,373
Land and construction in progress	—	—	—	—	—
Acquired intangible lease assets	241,501	24,875	347	—	266,723

Total real estate investments, at cost	2,061,286	226,069	347	—	2,287,702
Less: accumulated depreciation and amortization	(81,207)	(1,954)	(121)		(83,282)

Total real estate investments, net	1,980,079	224,115	226	—	2,204,420
Investment securities, at fair value	4	61,600	—	—	61,604
Cash and cash equivalents	52,412	1,067,095	—	—	1,119,507
Restricted cash	1,287	—	—	—	1,287
Deferred costs and other assets, net	—	—	229,320	(698)	228,622
Prepaid expenses and other assets, net	15,397	6,129	(21,526)	—	—
Receivable for issuances of common stock	—	169,097	(169,097)	—	—
Deferred costs, net	38,244	—	(38,244)	—	—
Assets held for sale	679	—	(679)	—	—

Total assets	$2,088,102	$1,528,036	$—	$(698)	$3,615,440

LIABILITIES AND EQUITY
Mortgage notes payable, net	$265,118	$—	$—	$—	$265,118
Senior corporate credit facilities	640,000	—	—	—	640,000
Derivative liabilities, at fair value	5,012	—	—	—	5,012
Accounts payable and accrued expenses	6,589	641,094	(138)	(484)	647,061
Deferred rent and other liabilities	5,270	148	138	—	5,556
Distributions payable	92	6,619	—	62	6,773
Due to affiliates	—	—	—	1,569	1,569

Total liabilities	922,081	647,861	—	1,147	1,571,089

Series A convertible preferred stock, $0.01 par value, 545,454 shares (liquidation preference $11.00 per share) authorized, issued and outstanding at March 31, 2013	5	—	(5)	—	—
Series B convertible preferred stock, $0.01 par value, 283,018 shares (liquidation preference $10.60 per share) authorized, issued and outstanding at March 31, 2013	3	—	(3)	—	—
Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 35,863,711 shares issued and outstanding at March 31, 2013	—	412	8	—	420
Common stock, $0.01 par value, 240,000,000 shares authorized, 154,322,183 issued and outstanding at March 31, 2013	1,543	361	—	—	1,904
Additional paid-in capital	1,335,863	898,056	(615)	3,035	2,236,339
Accumulated other comprehensive income	(5,018)	335	—	—	(4,683)
Accumulated deficit	(290,484)	(18,989)	—	(2,433)	(311,906)

Total stockholders’ equity	1,041,912	880,175	(615)	602	1,922,074
Non-controlling interests	124,109	—	615	(2,447)	122,277

Total equity	$1,166,021	$880,175	$—	$(1,845)	$2,044,351

Total liabilities and equity	$2,088,102	$1,528,036	$—	$(698)	$3,615,440

(1)	Adjustments to financial statements in order to apply the carryover basis of accounting to include the effects of the merger with ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Restated Consolidated Statements of Operations

	March 31, 2014				March 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Revenues:
Rental income	$244,445	$—	$(30)	$244,415	$40,987	$—	$—	$40,987
Direct financing lease income	1,006	—	—	1,006	—	—	—	—
Operating expense reimbursements	21,096	—	380	21,476	1,910	—	—	1,910
Cole Capital revenue	54,067	190	—	54,257	—	—	—	—

Total revenues	320,614	190	350	321,154	42,897	—	—	42,897

Operating expenses:
Cole Capital reallowed fees and commissions	34,436	—	—	34,436	—	—	—	—
Acquisition related	11,884	—	1,533	13,417	10,327	—	—	10,327
Merger and other transaction related (1)	222,192	—	(61,894)	160,298	137,769	—	(14,201)	123,568
Property operating	29,627	31	97	29,755	2,549	—	—	2,549
Operating fees to affiliate (2)	—	—	13,888	13,888	—	—	12,493	12,493
General and administrative	26,839	(31)	29,684	56,492	1,454	—	6,318	7,772
Equity-based compensation (3)	22,510	—	(22,510)	—	881	—	(881)	—
Depreciation and amortization	165,363	—	8,479	173,842	26,753	—	—	26,753

Total operating expenses	512,851	—	(30,723)	482,128	179,733	—	3,729	183,462

Operating loss	(192,237)	190	31,073	(160,974)	(136,836)	—	(3,729)	(140,565)

Other (expense) income:
Interest expense, net	(116,712)	(3,653)	(586)	(120,951)	(6,056)	(146)	(599)	(6,801)
Extinguishment of debt, net (4)	—	—	(9,399)	(9,399)	—	—	—	—
Other income, net	5,512	3,463	1,235	10,210	853	146	—	999
Loss on derivative instruments, net	(20,197)	—	13,076	(7,121)	(5)	—	—	(5)
Gain on disposition of properties, net (5)	2,979	—	(20,584)	(17,605)	—	—	—	—
Gain on sale of investments	—	—	—	—	451	—	—	451

Total other expenses, net	(128,418)	(190)	(16,258)	(144,866)	(4,757)	—	(599)	(5,356)

Net loss from continuing operations	(320,655)	—	14,815	(305,840)	(141,593)	—	(4,328)	(145,921)

Discontinued operations:
Loss from operations of held for sale properties	—	—	—	—	(16)	—	—	(16)
Gain on held for sale properties	—	—	—	—	14	—	(14)	—

Net loss from discontinued operations	—	—	—	—	(2)	—	(14)	(16)
Net loss	(320,655)	—	14,815	(305,840)	(141,595)	—	(4,342)	(145,937)
Net loss attributable to non-controlling interest	11,974	—	2,422	14,396	432	—	1,625	2,057

Net loss attributable to the Company	$(308,681)	$—	$17,237	$(291,444)	$(141,163)	$—	$(2,717)	$(143,880)

Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$—	$0.03	$(0.58)	$(0.84)	$—	$(0.02)	$(0.86)

(1)	This line item caption has been updated to merger and other non-routine transactions in the accompanying consolidated statements of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

(2)	This line item caption has been updated to management fees to affiliates in the accompanying consolidated statements of operations.
(3)	As disclosed above, this line item caption has been reclassified into general and administrative in the accompanying consolidated statements of operations.
(4)	This line item caption has been added and is included in the accompanying consolidated statements of operations for the period ended March 31, 2014.
(5)	This line item caption has been updated to loss on disposition of properties, net in the accompanying consolidated statements of operations.

Restated Statements of Comprehensive Loss

	March 31, 2014				March 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Net loss (1)	$(320,655)	$—	$14,815	$(305,840)	$(141,595)	$—	$(4,342)	$(145,937)
Other comprehensive income (loss):
Designated derivatives, fair value adjustments	2,636	—	(4,934)	(2,298)	(1,177)	—	—	(1,177)
Unrealized gain (loss) on investment securities	3,095	—	—	3,095	428	—	—	428

Total other comprehensive income (loss)	5,731	—	(4,934)	797	(749)	—	—	(749)

Total comprehensive loss	(314,924)	—	9,881	(305,043)	(142,344)	—	(4,342)	(146,686)
Comprehensive loss attributable to non-controlling interests	11,974	—	2,422	14,396	432	—	1,625	2,057

Total comprehensive income attributable to the Company (2)	$(302,950)	$—	$12,303	$(290,647)	$(141,912)	$—	$(2,717)	$(144,629)

(1)	The statement of comprehensive loss previously began with net loss attributable to common stockholders . The statement has been updated to begin with net loss to properly show the total comprehensive loss.
(2)	This line item caption has been added and is included in the accompanying statement of comprehensive loss for the period ended March 31, 2014.

Restated Statements of Cash Flows

	March 31, 2014				March 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(320,655)	$—	$14,815	$(305,840)	$(141,595)	$—	$(4,342)	$(145,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of OP Units	153,884	—	(61,000)	92,884	108,247	—	(476)	107,771
Depreciation and amortization (1)	—	185,177	28,863	214,040	—	—	—	—
Depreciation (1)	111,015	(111,015)	—	—	21,474	—	599	22,073
Amortization of intangible lease assets (1)	40,159	(40,159)	—	—	5,279	—	—	5,279
Amortization of deferred costs (1)	38,064	(38,064)	—	—	1,222	—	—	1,222
Amortization of above- and below-market lease asset (1)	358	(358)	—	—	68	—	—	68
Amortization of intangible assets (1)	13,992	(13,992)	—	—	—	—	—	—
Amortization of discounts and premiums (1)	(18,411)	18,411	—	—	—	—	—	—
Gain (loss) on disposition of properties	(2,979)	—	20,584	17,605	(14)	—	14	—

The consolidated statements of cash flows continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

	March 31, 2014				March 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Equity-based compensation	$22,510	$—	$(936)	$21,574	$3,260	$—	$73	$3,333
Equity in income of unconsolidated entities	(251)	—	—	(251)	—	—	—	—
Distributions from unconsolidated entities(2)	—	—	941	941	—	—	—	—
Net direct financing lease adjustments (3)	—	—	—	—	—	—	—	—
Loss (gain) on derivative instruments	8,048	—	(927)	7,121	5	—	—	5
Loss (gain) on sale of investments, net	—	—	—	—	(451)	—	—	(451)
Loss on extinguishment of debt	15,681	—	(35,309)	(19,628)	—	—	—	—
Changes in assets and liabilities:
Investment in direct financing leases	(3,104)	—	3,493	389	—	—	—	—
Deferred costs and other assets	3,348	—	4,597	7,945	(4,710)	—	—	(4,710)
Due from affiliates	(8,349)	—	31	(8,318)	—	—	—	—
Accounts payable and accrued expenses	(148,052)	—	74,657	(73,395)	(1,960)	—	(484)	(2,444)
Deferred rent and other liabilities	(12,365)	—	(24,266)	(36,631)	1,024	—	—	1,024
Due to affiliates	981	—	(42,245)	(41,264)	—	—	1,569	1,569

Net cash used in operating activities	(106,126)	—	(16,702)	(122,828)	(8,151)	—	(3,047)	(11,198)

Cash flows from investing activities:
Investments in real estate and other assets	(672,856)	—	38,315	(634,541)	(412,628)	—	1,041	(411,587)
Acquisition of a real estate business, net of cash acquired	(681,510)	—	(1,730)	(683,240)	—	—	—	—
Capital expenditures	(4,796)	—	1,684	(3,112)	—	—	—	—
Real estate developments (2)	—	—	(13,044)	(13,044)	—	—	—	—
Return of investment from unconsolidated entities (3)	941	—	(941)	—		—	—	—
Principal repayments received from borrowers	3,062	—	—	3,062	—	—	—	—
Investments in unconsolidated entities	(2,500)	—	—	(2,500)	—	—	—	—
Proceeds from disposition of properties	60,036	—	749	60,785	—	—	—	—
Investment in intangible assets	(258)	—	—	(258)	—	—	—	—
Deposits for real estate investments	(55,029)	—	16,816	(38,213)	(7,769)	—	—	(7,769)
Uses and refunds of deposits for real estate investments	137,688	—	—	137,688	—	—	—	—
Purchases of investment securities	—	—	—	—	(63,269)	—	—	(63,269)
Line of credit advances to affiliates	(36,000)	—	35,000	(1,000)	—	—	—	—
Line of credit repayments from affiliates	39,100	—	(35,200)	3,900	—	—	—	—
Proceeds from sale of investment securities	—	—	—	—	44,198	—	—	44,198
Change in restricted cash	—	—	(3,934)	(3,934)	—	—	—	—

Net cash used in investing activities	(1,212,122)	—	37,715	(1,174,407)	(439,468)	—	1,041	(438,427)

The consolidated statements of cash flows continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

	March 31, 2014				March 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Cash flows from financing activities:
Proceeds from mortgage notes payable	$669,336	$—	$—	$669,336	$—	$—	$—	$—
Payments on mortgage notes payable	(739,087)	—	(593)	(739,680)	—	—	—	—
Payments on other debt	(4,938)	—	—	(4,938)	—	—	—	—
Proceeds from credit facilities	2,131,000	—	—	2,131,000	675,000	—	—	675,000
Payments on credit facilities	(2,994,000)	—	—	(2,994,000)	(159,604)	—	—	(159,604)
Proceeds from corporate bonds	2,545,760	—	—	2,545,760	—	—	—	—
Payments of deferred financing costs	(43,037)	—	(23,797)	(66,834)	(24,587)	—	(956)	(25,543)
Common stock repurchases	—	—	—	—	(350,522)	—	—	(350,522)
Proceeds from issuances of common stock	—	—	—	—	1,317,389	—	—	1,317,389
Payments of offering costs and fees related to stock issuances	(1,715)	—	(418)	(2,133)	(138,578)	—	(73)	(138,651)
Consideration to Former Manager for internalization	—	—	—	—	(3,035)	—	3,035	—
Contributions from non-controlling interest holders	279	—	—	279	750	—	—	750
Distributions to non-controlling interest holders	(9,589)	—	101	(9,488)	(921)	—	—	(921)
Distributions paid	(201,485)	—	(91)	(201,576)	(40,636)	—	—	(40,636)
Payments to affiliates, net	—	—	—	—	(526)	—	—	(526)
Change in restricted cash	(3,934)	—	3,934	—	(179)	—	—	(179)

Net cash provided by financing activities	1,348,590	—	(20,864)	1,327,726	1,274,551	—	2,006	1,276,557

Net change in cash and cash equivalents	30,342	—	149	30,491	826,932	—	—	826,932
Cash and cash equivalents, beginning of period	52,725	—	—	52,725	292,575	—	—	292,575

Cash and cash equivalents, end of period	$83,067	$—	$149	$83,216	$1,119,507	$—	$—	$1,119,507

Supplemental Disclosures:
Cash paid for interest	$52,518	$—	$(186)	$52,332	$1,363	$—	$—	$1,363
Cash paid for income taxes	$—	$—	$7,616	$7,616	$222	$—	$—	$222

Non-cash investing and financing activities:
Common stock issued through distribution reinvestment plan	$—	$—	$—	$—	$7,498	$—	$—	$7,498

(1)	These five depreciation and amortization line item captions have been consolidated into one line item caption named depreciation and amortization in the accompanying consolidated statements of cash flows.
(2)	This line item caption has been added and is included in the accompanying consolidated statements of cash flows for the period ended March 31, 2014.
(3)	This line item has been removed from the accompanying consolidated statements of cash flows for the period ended March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Note 3 — Mergers and Acquisitions (As Restated)

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

Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares which became vested, was converted into the right to receive (i) 0.95 of a share of the Company’s common stock (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of ARCT III’s operating partnership (the “ARCT III OP”) was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.

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

Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC (the “ARCT III Special Limited Partner”), the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from the ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP, when after applying the ARCT III Exchange Ratio, resulting in the issuance of an additional 7.3 million OP Units to affiliates of the Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period from the date of issuance before being exchangeable into the Company’s common stock.

Also in connection with the ARCT III Merger, the Company entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates and pay certain merger related fees. See Note 20 — Related Party Transactions and Arrangements (As Restated).

Accounting Treatment for the ARCT III Merger

The Company and ARCT III, from inception to the ARCT III Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continued to receive fees from the Company prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger date. In addition, U.S. GAAP requires the Company to present historical financial information for all periods that entities were under common control. Therefore, the accompanying consolidated financial statements including the notes thereto are presented as if the ARCT III Merger had occurred at inception.

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

March 31, 2014 (Unaudited) – (Continued)

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

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013 (the “ARCT IV Merger Agreement”), with ARCT IV, and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The Company consummated the ARCT IV Merger on January 3, 2014.

Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of the Company’s common stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock of the Company designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (each, an “ARCT IV OP Unit”), other than ARCT IV OP Units held by American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”) and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”) was exchanged for (i) $9.00 in cash, (ii) 0.5190 of an OP Unit and (iii) 0.5937 of an OP Unit designated as Series F Preferred Units (“Series F OP Units”). In total, the Company paid $651.4 million in cash, issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock, and issued 0.7 million Series F OP units and 0.6 million OP Units to the former ARCT IV shareholders and ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 OP Units, resulting in the Company issuing 1.2 million OP Units.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, ARCT IV Special Limited Partner and ARC Real Estate Partners, LLC (“ARC Real Estate”), an entity affiliated with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT IV OP equal to approximately $63.2 million. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on a price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other non-routine transaction costs in the accompanying consolidated statement of operations for the three months ended March 31, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million OP Units after application of the exchange ratio of 2.3961 per share. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these OP units before converting them to shares of Company common stock.

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

Accounting Treatment for the ARCT IV Merger

The Company and ARCT IV, from inception to the ARCT IV Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock, OP Units and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and had continued to receive fees from the Company prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires the Company to present historical financial information for all periods that entities were under common control. Therefore, the accompanying consolidated financial statements including the notes thereto are presented as if the ARCT IV Merger, including the impact of the equity transactions entered to consummate the merger, had occurred at inception.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

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

Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units (“RSUs”) and performance stock units that vested in conjunction with the Cole Merger, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of common stock, par value $0.01 per share, of the Company (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration,” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole holders received Stock Consideration and approximately 2% of outstanding Cole shares elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in the Company issuing approximately 520.8 million shares of Company common stock and paying $181.8 million to holders of Cole shares based on their elections.

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

March 31, 2014 (Unaudited) – (Continued)

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

Abandoned Spin-off of Multi-Tenant Shopping Center Portfolio

On March 13, 2014, the Company announced its intention to spin off its multi-tenant shopping center business (“MT Spin-off”) into a publicly traded REIT, American Realty Capital Centers, Inc., which was expected to operate under the name “ARCenters” and to trade on the NASDAQ Global Market under the symbol “ARCM.” The OP was expected to retain 25% ownership of ARCM. The spin-off was expected to be effectuated through a pro rata taxable special distribution of one share of ARCM common stock for every 10 shares of the Company’s common stock and every 10 OP Units held by third parties in the OP. On April 4, 2014, ARCM filed a Registration Statement on Form 10 to register ARCM’s common stock, par value $0.01 per share, pursuant to Section 12(b) of the Exchange Act so that, upon consummation of the spin-off, shares of ARCM received by holders of the Company’s common stock, or OP Units, as applicable, could freely trade their newly received ARCM common stock. ARCM was expected to be externally managed by the Company. On May 21, 2014, the Company announced that it had reassessed its plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to Blackstone, expecting to finalize pertinent documentation related thereto within 30 days of such date. The properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, the Company abandoned its proposed spin-off at such time. On June 11, 2014, indirect subsidiaries of the Company entered into an Agreement of Purchase and Sale with BRE DDR Retail Holdings III LLC, an entity indirectly jointly owned by affiliates of Blackstone Real Estate Partners VII L.P. and DDR Corp., pursuant to which the parties definitively documented the sale of the Company’s multi-tenant shopping center portfolio. The properties to be sold pursuant to such agreement were the same properties that the Company had previously intended to spin off into an externally managed, NASDAQ traded REIT, American Realty Capital Centers, Inc. In light of the Company’s entry into such agreement, it abandoned its previously contemplated spin-off.

Note 4 — Summary of Significant Accounting Policies (As Restated)

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 of the Company, which are included in the Amended 10-K. There have been no significant changes to these policies during the three months ended March 31, 2014, other than the updates described below.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, consolidated joint venture arrangements and its subsidiaries. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests. In addition, as described in Note 1 — Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of March 31, 2014 and December 31, 2013, there were 24,836,863 and 9,591,174 OP Units outstanding, respectively. In addition, as discussed in Note 3 — Mergers and Acquisitions (As Restated), the historical information of ARCT III and ARCT IV has been presented as if the mergers had occurred from the earliest date of common control for each Merger.

The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of the qualitative and quantitative significance of fees the Company earns from certain of its relationships and investments. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations and the difference between consolidating the VIE and accounting for it on the equity method would be material to the Company’s financial statements.

The Company continually evaluates the need to consolidate joint ventures and the managed investment programs based on standards set forth in GAAP as described above.

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

Investment in Managed REITs

As of March 31, 2014, the Company owned aggregate equity investments of $5.1 million in the following publicly registered, non-traded REITs: Cole Credit Property Trust, Inc. (“CCPT”); Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Corporate Income Trust, Inc. (“CCIT”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT,

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

CCPT IV, CCIT, INAV and CCIT II, the “Managed REITs”). The Company accounts for these investments using the equity method of accounting, which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions.

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

Leasehold Improvements and Property and Equipment

Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The Company identified two properties during the three months ended March 31, 2014 with impairment indicators. However, the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was in excess of the carrying amounts, and as such no impairment charges were incurred.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. Goodwill that arose as a result of the Company’s mergers and acquisitions was recorded in the Company’s consolidated financial statements.

In the event the Company disposes of a property that constitutes a business under U.S. GAAP from a reporting unit with goodwill, the Company will allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business will be based on the relative fair value of the business to the fair value of the reporting unit. The REI segment and Cole Capital each comprise one reporting unit.

The Company will evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

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

The following summarizes the Company’s goodwill activity during the three months ended March 31, 2014 by segment (in thousands):

	REI Segment	Cole Capital	Consolidated
Balance as of January 1, 2014	$92,789	$—	$92,789
Cole Merger (1)	1,654,085	558,835	2,212,920
Goodwill allocated to dispositions (2)	(7,032)	—	(7,032)

Balance as of March 31, 2014	$1,739,842	$558,835	$2,298,677

(1)	Goodwill recognized from the Cole Merger was assigned to the REI segment and Cole Capital based on the excess consideration paid over the fair value of the assets and liabilities acquired and assumed in each segment. Refer to Note 5 — Acquisitions of CapLease and Cole (As Restated) for further discussion.
(2)	Goodwill allocated to the cost basis of properties sold or classified as held for sale is included in loss on held for sale assets and disposition of properties, net, in the consolidated statement of operations.

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

Acquisition Related Expenses and Merger and Other Non-routine Transaction Related Expenses

All direct costs incurred as a result of a business combination are classified as acquisition costs or merger and other non-routine transaction costs and expensed as incurred. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicate that the activities driving the cost directly relate to activities necessary to complete, or effect, a business combination are classified as acquisition related expenses. Similar costs incurred in relation to mergers with entities under common control (which are not accounted for as acquisitions) are included in the caption “merger and other non-routine transactions.” Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions including purchases of portfolios. Other non-routine transaction costs are also presented within the line item merger and other non-routine transactions in the consolidated statements of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Three Months Ended March 31,
	2014 (As Restated)	2013 (As Restated)
Merger related costs:
Strategic advisory services	$32,615	10,299
Transfer taxes	5,109	1,085
Legal fees and expenses	2,984	1,680
Multi-tenant spin off	2,321
Other fees and expenses	1,330	2,865
Personnel costs and other reimbursements	751	384
Other non-routine costs:
Subordinated distribution fees	78,244	98,360
Post-transaction support services	14,251	2,000
Furniture, fixtures and equipment	14,085	5,800
Legal fees and expenses	1,826	950
Personnel costs and other reimbursement	2,443
Other fees and expenses	4,339	145

Total	$160,298	$123,568

Due from Affiliates

The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 20 — Related Party Transactions and Arrangements (As Restated) for further explanation.

Reportable Segments

The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, Real Estate Investment and Cole Capital. The identification and aggregation of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 5 — Segment Reporting (As Restated) for further information.

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

March 31, 2014 (Unaudited) – (Continued)

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

Recent Accounting Pronouncements

In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting yet the pronouncement also requires expanded disclosures for discontinued operations. The Company adopted ASU 2014-08 effective January 1, 2014. Starting with the first quarter of 2014, the results of operations for all qualifying disposals and properties classified as held for sale that were not previously reported in discontinued operations in the Amended 10-K for the year ended December 31, 2013 will be presented within income from continuing operations on the accompanying consolidated statements of income.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Note 5 — Acquisitions of CapLease and Cole (As Restated)

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

The purchase price includes a cash payment of $920.7 million, which was funded by the Company through additional borrowings under its revolving credit facility and the credit facility assumed from CapLease. See Note 13 — Other Debt and Note 14 — Credit Facilities.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair value and reflects a goodwill adjustment identified in the Amended 10-K in Note 2 — Restatement of Previously Issued Financial Statements. The following table presents the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the CapLease Acquisition Date (in thousands):

As of the CapLease Acquisition Date (1)
Fair value of consideration given	$920,697

Assets purchased, at fair value:
Land	$235,843
Buildings, fixtures and improvements	1,596,481
Land and construction in process	12,352
Acquired intangible lease assets	191,964

Total real estate investments	2,036,640

Cash and cash equivalents	41,799
Investment securities	60,730
Loans held for investment	26,457
Restricted cash	29,119
Deferred costs and other assets, net	21,574

Total identifiable assets purchased	2,216,319

Liabilities assumed, at fair value:
Mortgage notes payable	1,037,510
Secured credit facility	121,000
Other debt	114,208
Below-market leases	57,058
Derivative liabilities	158
Accounts payable and accrued expenses	49,291
Deferred rent, derivative and other liabilities	8,619

Total liabilities assumed	1,387,844

Non-controlling interest retained by third party	567

Net identifiable assets acquired by Company	827,908

Goodwill	$92,789

(1)	As reported in the Amended 10-K.

Management is in the process of further evaluating the purchase price accounting. The fair value of real estate investments and below-market leases have been estimated by the Company with the assistance of third party valuation firms. Based on a preliminary analysis received to date, the estimated fair value of these assets and liabilities total $2.0 billion and $57.1 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result. Such post-closing adjustments are customary in nature in accordance with ASC 805, Business Combinations.

The ascribed value of the non-controlling interest has been estimated based on the fair value of the percentage ownership of The Woodlands, Texas development activity not held by the Company. See Note 7 — Real Estate Investments (As Restated).

The fair value of the remaining CapLease assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Amended 10-K for the year ended December 31, 2013.

Goodwill of approximately $92.8 million is expected to be assigned to the REI segment upon completion of the valuation. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, expected synergies and the assembled work force at CapLease.

The pro forma consolidated statements of operations in Note 7 — Real Estate Investments (As Restated) are presented as if CapLease had been included in the consolidated results of the Company for the entire periods ended March 31, 2014 and 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Cole Acquisition

On February 7, 2014, the Company completed its acquisition of Cole, as discussed in Note 3 — Mergers and Acquisitions (As Restated). The Company accounted for the Cole Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of Cole subsequent to the Cole Acquisition Date.

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

	Preliminary
	REI Segment	Cole Capital	Total as of Cole Acquisition Date
Identifiable Assets Acquired at Fair Value:
Land	$1,737,839	$—	$1,737,839
Buildings, fixtures and improvements	5,901,827	—	5,901,827
Intangible lease assets	1,324,217	—	1,324,217

Total real estate investments	8,963,883	—	8,963,883
Investment in unconsolidated entities	100,659	3,307	103,966
Investment securities	151,197	—	151,197
Loans held for investment	72,326	—	72,326
Cash and cash equivalents	129,552	20,413	149,965
Restricted cash	15,704	—	15,704
Intangible assets	—	385,368	385,368
Deferred costs and other assets	43,774	50,893	94,667

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

	Preliminary
	REI Segment	Cole Capital	Total as of Cole Acquisition Date
Due from affiliates	—	3,301	3,301

Total identifiable assets acquired	9,477,095	463,282	9,940,377

Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable	2,706,585	—	2,706,585
Credit facilities	1,309,000	—	1,309,000
Other debt	49,013	—	49,013
Below-market lease liabilities	212,433	—	212,433
Accounts payable and accrued expenses	87,628	54,615	142,243
Deferred rent, derivative and other liabilities	67,841	167,458	235,299
Dividends payable	6,271	—	6,271
Due to affiliates	—	44	44

Total liabilities assumed	4,438,771	222,117	4,660,888

Non-controlling interests	24,766	—	24,766

Net identifiable assets acquired	5,013,558	241,165	5,254,723
Goodwill	1,654,085	558,835	2,212,920

Net assets acquired	$6,667,643	$800,000	$7,467,643

The fair value of real estate investments and below-market lease liabilities allocated to the REI segment have been estimated by the Company with the assistance of a third party valuation firm. Based on a preliminary analysis received to date, the estimated fair value of these assets and liabilities total $9.0 billion and $212.4 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.

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

Goodwill of approximately $1.7 billion is expected to be assigned to the REI segment upon completion of the external valuation. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, realized and expected synergies, the impact of the merger on lowering the Company’s cost of capital, as well as the benefits of critical mass, improved portfolio diversification and enhanced access to capital markets. Goodwill of approximately $558.8 million is expected to be assigned to Cole Capital upon completion of the external valuation. The goodwill is primarily supported by management’s belief that Cole Capital brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of the remaining Cole assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Amended 10-K for the year ended December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

The amounts of revenue and net income related to Cole property acquisitions and Cole Capital included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended March 31, 2014 was $162.6 million and $0.7 million respectively.

The pro forma consolidated statements of operations in Note 7 — Real Estate Investments (As Restated) are presented as if Cole had been included in the consolidated results of the Company for the entire periods ended March 31, 2014 and 2013.

Note 6 — Segment Reporting (As Restated)

The Company operates under two segments, REI and Cole Capital.

REI – Through its REI segment, the Company acquires, owns and operates a diverse portfolio of core commercial real estate investments primarily consisting of single-tenant, freestanding commercial real estate properties. The Company focuses on investing in properties that are net leased to credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants. The Company’s long-term business strategy is to acquire a diverse portfolio consisting of approximately 70.0% long-term leases and 30.0% medium-term, with an average portfolio remaining primary lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (10 years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company expects this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases. As of March 31, 2014, the Company owned 3,809 properties comprising 101.8 million square feet of single and multi-tenant retail and commercial space located in 49 states, which include properties owned through consolidated joint ventures. As of March 31, 2014, the rentable space at these properties was 98.9% leased with a weighted average remaining lease term of 10.2 years. As of March 31, 2014, the Company also owned 25 commercial mortgage-backed securities (“CMBS”), 14 loans held for investment and, through the Unconsolidated Joint Ventures, had interests in six properties comprising 1.6 million rentable square feet of commercial and retail space.

Cole Capital – Cole Capital is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various jurisdictions for such offerings.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its two segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended March 31,
	2014 (As Restated)	2013 (As Restated)
REI:
Rental income	$244,415	$40,987
Direct financing lease income	1,006	—
Operating expense reimbursements	21,476	1,910

Total real estate investment revenues	266,897	42,897

Acquisition related	13,417	10,327
Merger and other non-routine transactions	159,794	123,568
Property operating expenses	29,755	2,549
Management fees to affiliates	13,888	12,493
General and administrative expenses	35,661	7,772
Depreciation and amortization	159,483	26,753

Total operating expenses	411,998	183,462

Operating loss	(145,101)	(140,565)

Interest expense, net	(120,951)	(6,801)
Extinguishment of debt	(9,399)	—
Other income, net	3,959	999
Loss on derivative instruments, net	(7,121)	(5)
Loss on disposition of properties, net	(17,605)	—
Gain on sale of investments	—	451

Total other expenses, net	(151,117)	(5,356)

Net loss from continuing operations	(296,218)	(145,921)

Discontinued operations:
Loss from operations of held for sale properties	—	(16)
Gain on held for sale properties	—	—

Net loss from discontinued operations	—	(16)

Net loss	$(296,218)	$(145,937)

Cole Capital:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$42,453	$—
Transaction service fees	4,559	—
Management fees and reimbursements	7,245	—

Total Cole Capital revenues	54,257	—

Cole Capital reallowed fees and commissions	34,436	—
Merger and other non-routine transactions	504	—
General and administrative expenses	20,831	—
Depreciation and amortization	14,359	—

Total operating expenses	70,130	—

Total other income	6,251	—

Net loss from continuing operations	$(9,622)	$—

Total Company
Total revenues	$321,154	$42,897
Total operating expenses	482,128	183,462
Total other expense	(144,866)	(5,356)
Loss from continuing operations	(305,840)	(145,921)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

	Three Months Ended March 31,
	2014 (As Restated)	2013 (As Restated)
Loss from discontinued operations	—	(16)

Net loss	$(305,840)	$(145,937)

	Total Assets
	March 31, 2014	December 31, 2013
	(As Restated)	(As Restated)
Real Estate Investment	$19,487,003	$7,809,083
Cole Capital	1,001,092	—

Total Company	$20,488,095	$7,809,083

Note 7 — Real Estate Investments (As Restated)

Excluding the Cole Merger and the ARCT IV Merger, the Company acquired interests in 215 commercial properties, including five land parcels, for an aggregate purchase price of $936.1 million during the three months ended March 31, 2014 (the “2014 Acquisitions”). The Company is in the process of obtaining and reviewing the final third party appraisals for the 2014 Acquisitions, as such, the fair value of the related assets acquired and liabilities assumed during the three months ended March 31, 2014 are provisionally allocated. The following table presents the allocation of the fair value of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Real estate investments, at cost:
Land	$133,903	$74,700
Buildings, fixtures and improvements	694,935	291,664

Total tangible assets	828,838	366,364

Acquired intangible assets:
In-place leases	120,421	45,223
Above-market leases	11,559	—
Assumed intangible liabilities:
Below-market leases	(1,156)	—
Fair value adjustment of assumed notes payable	(23,589)	—

Total purchase price of assets acquired, net	936,073	411,587

Notes payable assumed	(301,532)	—
Cash paid for acquired real estate investments	$634,541	$411,587

Number of properties acquired	215	112

The following table presents unaudited pro forma information as if all of the 2014 Acquisitions and the Cole Merger and ARCT IV Merger, as discussed in Note 3 — Mergers and Acquisitions (As Restated), were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $13.4 million and $10.3 million for the three months ended March 31, 2014 and 2013, respectively and merger and other non-routine transaction related expenses of $160.3 million and $123.6 million for the three months ended March 31, 2014 and 2013, respectively. These costs were recognized in the pro forma information for the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
	As Restated	As Restated
Pro forma revenues	$414,320	$44,330
Pro forma net income attributable to stockholders	$(2,937)	$3,146

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

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

Development Activities

During the three months ended March 31, 2014, the Company acquired five land parcels, upon which single-tenant commercial properties will be developed. Based on budgeted construction costs, the remaining costs to complete the buildings is estimated to be $7.9 million in aggregate. The land acquired for an aggregate amount of $4.6 million is included in land in the accompanying consolidated balance sheet. In addition, during the three months ended March 31, 2014, the Company substantially completed the development of a 450,000 square foot distribution warehouse in Columbia, South Carolina. The build-to-suit project has an estimated total investment of $22.0 million. As of March 31, 2014, the Company had a total investment of $20.1 million, including capitalized interest of $37,000, and estimated remaining investment of $1.9 million related to the development project.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Prior to the CapLease Acquisition Date, CapLease entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, Texas, adjacent to and part of the same development as an existing office building owned by CapLease since 2012. Costs of the project, which are budgeted to be $34.0 million, are scheduled to be funded by equity contributions from the Company and its developer partner, and $17.0 million of advances during the construction period under a development loan entered into with Amegy Bank. All equity contributions are scheduled to be borne as follows: the Company, 90%; and the developer, 10%; except for cost overruns, which will be borne 50% by each. Because the Company has a controlling financial interest in the investment, it consolidates the investment for financial accounting purposes. The Company has an option to purchase, and the developer the option to sell to the Company, in each case at fair market value, the developer’s interest in the project upon (i) substantial completion of the project and (ii) leases being entered into for 95% of the square footage of the project. Construction activity and funding of the project commenced during the quarter ended September 30, 2013 and was expected to be completed during the second half of 2014. As of March 31, 2014, the Company had a total investment of $12.3 million, including capitalized interest of $45,000, and estimated remaining investment of $21.7 million related to the development project.

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

	March 31,
Tenant	2014	2013
Walgreens	15.6%	*
Dollar General	*	12.0%
Citizens Bank	*	12.0%

*	The tenants’ annualized rental income was not greater than 10% of total consolidated annualized rental income for all portfolio properties as of the period specified.

No other tenant represents more than 10% of total consolidated annualized rental income for the periods presented.

Geographic Concentration

As of March 31, 2014, properties located in Texas represented 12.1% of consolidated annualized rental income determined on a straight-line basis. There were no geographic concentrations exceeding 10% of consolidated annualized rental income at March 31, 2013.

Note 8 — Investment Securities, at Fair Value

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

March 31, 2014 (Unaudited) – (Continued)

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

CMBS

In connection with the Cole Merger, the Company acquired 15 CMBS with an estimated aggregate fair value of $151.2 million as of the Cole Acquisition Date. As of March 31, 2014, the Company owned 25 CMBS with an estimated aggregate fair value of $212.2 million. As of March 31, 2014, certain of these securities were pledged as collateral under repurchase agreements (the “Repurchase Agreements”), as discussed in Note 13 — Other Debt. As of December 31, 2013, the Company owned 10 CMBS with an estimated aggregate fair value of $60.6 million.

As of March 31, 2014, the fair value of six CMBS were below their amortized cost. The Company evaluated each of the securities for other-than-temporary impairment at March 31, 2014, and determined that no other-than-temporary impairment charges on its securities were appropriate. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments. In addition, the Company did not have the intent to sell the securities or believe it would be required to sell them as of March 31, 2014.

The scheduled maturity of the Company’s CMBS as of March 31, 2014 is as follows (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	1,325	1,348
Due after five years through 10 years	178,885	181,055
Due after 10 years	28,866	29,752

	$209,076	$212,155

Investment in Real Estate Fund

As of March 31, 2014, the Company had investments in a real estate fund that is sponsored by an affiliate of the Former Manager of the Company and which invests primarily in equity securities of other publicly traded REITs.

Note 9 — Loans Held for Investment

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

March 31, 2014 (Unaudited) – (Continued)

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

The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant. Payments of debt service on the Company’s loans is, in substantially all cases, funded directly by rent payments paid into a lockbox account by the underlying tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (“LTV”) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of March 31, 2014 and December 31, 2013, the Company had no reserve for loan loss.

Note 10 — Deferred Costs and Other Assets, Net (As Restated)

Deferred costs and other assets, net consisted of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
	(As Restated)	(As Restated)
Deferred costs, net	$128,992	$84,746
Accounts receivable, net (1)	54,664	16,254
Straight-line rent receivable	26,505	19,010
Prepaid expenses	21,502	43,801
Leasehold improvements, property and equipment, net (2)	20,920	531
Restricted escrow deposits	19,154	101,813
Derivative assets, at fair value	9,829	9,189
Other assets	22,531	5,982

	$304,097	$281,326

(1)	Allowance for doubtful accounts was $1.0 million and $187,000 as of March 31, 2014 and December 31, 2013, respectively.
(2)	Amortization expense for leasehold improvements totaled $172,000 for the three months ended March 31, 2014. Accumulated amortization was $178,000 and $7,000 as of March 31, 2014 and December 31, 2013, respectively. Depreciation expense for property and equipment totaled $217,000 for the three months ended March 31, 2014. Accumulated depreciation was $222,000 and $5,000 as of March 31, 2014 and December 31, 2013, respectively.

Note 11 — Fair Value of Financial Instruments

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

March 31, 2014 (Unaudited) – (Continued)

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

During the year ended December 31, 2013, real estate assets with carrying amounts of $4.5 million related to two properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair value, resulting in an impairment charge of $3.3 million. No impairments of real estate assets were recorded during the three months ended March 31, 2014 or 2013, respectively.

The Company’s estimated fair values of its real estate assets were primarily based upon an income approach utilizing a present value technique to discount the expected cash flows using market participant assumptions for market rent and terminal values, which are considered to be Level 3 inputs, or based upon recent comparable sales transactions, which are considered to be Level 2 inputs. The aggregate fair value of impaired real estate assets as of December 31, 2013 was $1.2 million.

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

March 31, 2014 (Unaudited) – (Continued)

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

March 31, 2014 (Unaudited) – (Continued)

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

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at March 31, 2014	Fair Value at March 31, 2014	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Assets:
Loans held for investment	3	$98,185	$98,652	$26,279	$26,435

Liabilities:
Mortgage notes payable, net	3	$4,234,074	$4,265,230	$1,301,114	$1,305,823
Corporate bonds, net	3	2,545,884	2,545,884	—	—
Convertible debt, net	3	973,737	976,629	972,490	976,629
Senior corporate credit facility	3	2,265,800	2,265,800	1,819,800	1,819,800
Secured term loan	3	53,958	54,035	58,979	59,049
Trust preferred notes	3	26,563	23,485	26,548	23,345
Unsecured credit facility	3	150,000	150,000	150,000	150,000
Other debt	3	68,288	68,414	19,278	19,350

Total liabilities		$10,318,304	$10,349,477	$4,348,209	$4,353,996

Loans held for investment — The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.

Credit facilities — Management believes that the stated interest rates (which float based on short-term interest rates) approximate market rates. As such, the fair values of these obligations are estimated to be equal to the outstanding principal amounts.

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

March 31, 2014 (Unaudited) – (Continued)

Note 12 — Mortgage Notes Payable

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

In conjunction with the various mergers and portfolio acquisitions, as described in Note 3 — Mergers and Acquisitions (As Restated), aggregate net premiums totaling $137.4 million were recorded upon the assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages using a method that approximates the effective-interest method. As of March 31, 2014, there was $106.3 million in unamortized net premiums included in mortgage notes payable, net on the consolidated balance sheets.

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

During the three months ended March 31, 2014, the Company paid off $722.3 million of mortgage notes payable, including notes that were subject to interest rate swap agreements. In connection with the debt repayments, the Company paid prepayment fees totaling $29.0 million for the three months ended March 31, 2014, which are included in Extinguishment of debt, net in the accompanying consolidated statement of operations. In addition, the Company paid $10.1 million for the settlement of interest rate swaps that were associated with certain of the mortgage notes, which approximated the fair value of the interest rate swaps. The Company wrote off the deferred financing costs and net premiums associated with these mortgages, which resulted in gain of $19.6 million for the three months ended March 31, 2014, which is included in Extinguishment of debt, net in the accompanying consolidated statement of operations. The mortgages paid off during the three months ended March 31, 2014 had a weighted average remaining interest rate of 5.16% and a weighted average remaining term of 2.2 years.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Note 13 — Other Debt

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

Convertible Senior Note Offering

On July 29, 2013, the Company issued $300.0 million of the Convertible Senior Notes due 2018 and, pursuant to an over-allotment exercise by the underwriters of such offering, issued an additional $10.0 million of its Convertible Senior Notes due 2018 on August 1, 2013 (collectively, the “Original 2018 Notes”). On December 10, 2013, the Company issued an additional $287.5 million of such notes through a reopening of the Original 2018 Notes indenture agreement (the “Reopened 2018 Notes,” together with the Original 2018 Notes, the “2018 Notes”). The 2018 Notes mature on August 1, 2018. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of March 31, 2014, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $301.0 million and $282.5 million, respectively. The holders may elect to convert the 2018 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate is 59.805 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes.

On December 10, 2013, the Company issued $402.5 million of 3.75% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of March 31, 2014, the carrying value of the 2020 Notes was $390.2 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of the Company’s common stock per $1,000 principal amount of 2020 Notes.

In connection with the 2018 Notes and 2020 Notes, the remaining unamortized discount totaled $26.3 million as of March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

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

March 31, 2014 (Unaudited) – (Continued)

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

The Company could have elected to use the Barclays Facility to fund a portion of the consideration to be paid pursuant to the Cole Merger, to refinance existing indebtedness of Cole and to pay related fees and expenses. The commitments received in the Barclays Facility were schedule to terminate upon the occurrence of certain customary events, and in any event on April 22, 2014, which date may be extended by an additional three months under certain circumstances. The Barclays Facility was terminated upon the issuance of the senior unsecured notes in February 2014, as discussed above. In connection with the termination, the Company recorded $28.6 million as amortization of deferred financing costs associated with the Barclays Facility, which is included in interest expense, net in the accompanying consolidated statement of operations.

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

Note 14 — Credit Facilities

Senior Corporate Credit Facility

The Company and the OP are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

On March 31, 2014, the Company entered into an augmenting lender supplemental to the Credit Facility to raise the commitments to $3.0 billion. At March 31, 2014, the Credit Facility contained a $940.0 million term loan facility and a $2.0 billion revolving credit facility, of which $940.0 million and $1.3 billion were outstanding, respectively. In February 2014, the Credit Facility was amended and certain modifications were made to the terms of the agreement. Loans under the Credit Facility are priced at an applicable rate, at the Company’s election, of either a floating interest rate based on one month LIBOR, determined on a daily basis, plus 2.25% to 3.00%, or a prime-based interest rate, based upon the Company’s current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company’s election, advances under the revolving credit facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility. At March 31, 2014, the Company had undrawn commitments of $684.2 million under the Credit Facility.

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

March 31, 2014 (Unaudited) – (Continued)

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

Note 15 — Derivatives and Hedging Activities (As restated)

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $10.3 million will be reclassified from other comprehensive income as an increase to interest expense. During the three months ended March 31, 2014, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

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

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(3,839)	$(1,859)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(1,541)	$(682)

In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the ten-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company’s bond offering in February 2014, the Company settled the Treasury Lock Agreement, which was accounted for as cash flow hedge, for $3.9 million, which was recorded to other comprehensive loss and will be amortized into earnings over the ten year term of the Treasury Lock.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately a loss of $7.1 million for the three months ended March 31, 2014. The Company did not have any derivatives that were not designated during the three months ended March 31, 2013.

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate cap	1	$500,000
Interest rate swaps	5	234,800

Total	6	$734,800

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedges as well as their classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Series D Preferred Stock embedded derivative	Deferred rent, derivative and other liabilities	$(26,734)	$(16,736)
Interest rate products	Deferred rent, derivative and other liabilities	$(2,791)	$—
Interest rate products	Deferred costs and other assets, net	$1,528	$—

Refer to Note 18 — Preferred and Common Stock for additional information for the Series D Preferred Stock embedded derivative.

Tabular Disclosure Offsetting Derivatives

The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands).

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

Note 16 — Accounts Payable and Accrued Expenses (As Restated)

Accounts payable and accrued expenses consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
	(As Restated)	(As Restated)
Accrued other	$50,237	$34,407
Accrued interest	42,944	14,189
Accrued real estate taxes	43,227	24,658
Accounts payable	13,044	5,887
Accrued merger costs	—	651,430

	$149,542	$730,571

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Note 17 — Commitments and Contingencies

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

March 31, 2014 (Unaudited) – (Continued)

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

March 31, 2014 (Unaudited) – (Continued)

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

March 31, 2014 (Unaudited) – (Continued)

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Purchase Commitments

Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of such acquisitions, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of March 31, 2014, the Company was a party to 41 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 157 properties, subject to meeting certain criteria, for an aggregate purchase price of $520.7 million, exclusive of closing costs. As of March 31, 2014, the Company had $10.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. The Company will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property.

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

Note 18 — Preferred and Common Stock

Series D and Series E Preferred Stock

On September 12, 2013, the Company’s board of directors unanimously approved the issuance of Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) and the issuance of Series E Cumulative Preferred Stock (“Series E Preferred Stock”).

On September 15, 2013, the Company entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of the CapLease Merger, via a private placement. Pursuant to the definitive purchase agreements, the Company issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013. The Series D Preferred Stock will pay dividends at the rate of 5.81% per annum on its face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Series D Preferred Stock is redeemable by the Company on August 31, 2014 (the “Redemption Date”). Subsequent to that date, or in certain other circumstances, the Series D Preferred Stock is convertible into common stock or Series E Preferred Stock or redeemable into cash, at the discretion of the Company upon such request for conversion by the holders of Series D Preferred Stock.

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

March 31, 2014 (Unaudited) – (Continued)

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

The Conversion Price shall be the lowest of (i) a 2% discount to the VWAP of the common stock for the 10 Trading Days prior to the Conversion Election Date, (ii) a 2% discount to the closing price on the Conversion Election Date and (iii) $13.59. The Cash Conversion Price shall be the greater of (i) 102% of the Liquidation Preference and (ii) the one-day VWAP of the common stock on the date of the election.

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

Series F Preferred Stock

On October 6, 2013, in connection with the modification to the ARCT IV Merger, the Company’s board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders and issued 0.7 million units of Series F OP Units to the ARCT IV OP Unit holders. Subsequent to original issuance and through March 31, 2014, 455,372 Series F OP Units were converted into an equivalent number of Series F Preferred Stock. As of March 31, 2014, there were 42,654,919 shares of Series F Preferred Stock and 266,093 Series F OP Units issued and outstanding.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

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

See Note 25 – Subsequent Events (As Restated) for further discussion.

Dividends

In October 2011, the Company began paying dividends on the 15th day of each month to stockholders of record on the eighth day of such month. On October 23, 2013, the board of directors of the Company authorized an annualized dividend per share of $1.00, which became effective February 7, 2014. The per share annualized dividend of $1.00 reflects an increase of $0.06 per share from an annualized dividend of $0.94 per share. The annualized dividend rate at March 31, 2014 was $1.00 per share.

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

March 31, 2014 (Unaudited) – (Continued)

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

Note 19 — Equity-based Compensation (As Restated)

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

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to its Former Manager in connection with the IPO, all of which were vested as of March 31, 2014. As of March 31, 2014, the Company has awarded 6,774,288 shares under the Equity Plan. In the first quarter of 2014, the Company issued 282,854 shares to its non-executive directors pursuant to the Equity Plan. Upon issuance, the documentation provided for accelerated vesting of shares upon voluntary resignation of the independent directors. As a result, the Company determined there was no required service period and $3.6 million has been recorded as expense during the three months ended March 31, 2014. However, based upon the findings of the Audit Committee and the Company in connection with the recent review of the Company’s previously filed financial statements, the Company subsequently modified such awards to provide that voluntary resignation would not accelerate the vesting of such awards.

The fair value of restricted common stock awards awarded to employees under the Equity Plan is generally determined on the grant date using the closing stock price on NASDAQ that day and is expensed over the requisite service period. The fair value of restricted common stock awarded to non-employees under the Equity Plan is measured based upon the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable and is typically expensed in full at the date of grant.

Director Stock Plan

The Company has adopted the American Realty Capital Properties, Inc. Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company’s independent directors, each of whom is a non-executive director. Awards of restricted stock will vest in accordance with the award agreements, which generally provide for ratable vesting over a five-year period following the date of grant. The awards of restricted stock provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At March 31, 2014, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of March 31, 2014, the Company has awarded 45,000 shares under the Director Stock Plan.

The fair value of restricted common stock awards under the Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

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

Immediately prior to the effective time of the ARCT IV Merger, each then-outstanding share of ARCT IV restricted stock fully vested. All shares of ARCT IV common stock then-outstanding as a result of the full vesting of shares of ARCT IV restricted stock, and the satisfaction of any applicable withholding taxes, received shares of the Company’s common stock and additional consideration pursuant to the terms of the ARCT IV Merger Agreement based on the ARCT IV Exchange Ratio.

The following table details the restricted shares activity within the Equity Plan and Director Stock Plan during the three months ended March 31, 2014:

	Equity Plan		Director Stock Plan
	Shares of Restricted Common Stock	Weighted- Average Issue Price	Shares of Restricted Common Stock	Weighted- Average Issue Price
Unvested, December 31, 2013	931,442	$13.82	18,875	$13.52
Granted	5,580,678	13.28	3,000	13.99
Vested	(323,915)	12.85	(21,875)	13.58
Forfeited	(11,209)	14.03	—	—

Unvested, March 31, 2014	6,176,996	$13.38	—	$—

For the three months ended March 31, 2014 and 2013, compensation expense, excluding Outperformance Bonus expense related to the OPP, for restricted shares was $17.5 million, which is recorded in general and administrative on the consolidated statement of operations.

Multi-Year Outperformance Plan

Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with its Former Manager, whereby its Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets.

Under the OPP, the Former Manager was granted 8,241,101 long-term incentive plan units of the OP (“LTIP Units”), which could be earned or forfeited based on the Company’s total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three-year period that commenced on December 11, 2012.

Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units became fully earned, vested and convertible into OP units upon the consummation of the Company’s transition to self-management on January 8, 2014. During the three months ended March 31, 2014, the Company recorded expenses of $1.6 million for the LTIP Units under the OPP, which is recorded in general and administrative in the accompanying consolidated statements of operations. As of March 31, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense has been included in non-controlling interest on the consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

New Multi-Year Outperformance Plan

On October 3, 2013, the Company approved a multi-year outperformance plan (the “New OPP”), which became effective upon the Company’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements were entered into between the Company and the participants selected by the Compensation Committee (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the New OPP and the OPP Agreements, the Participants are eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that is funded up to a maximum award opportunity (the “New OPP Cap”) of approximately 5% of the Company’s equity market capitalization at the time of the approval of the New OPP (“the Initial Market Cap”).

After the Audit Committee’s and the Company’s review of the OPP, such parties have determined that the Compensation Committee’s intention in respect of the OPP was that the maximum award pool opportunity should have been $120.0 million. In October 2013, the Compensation Committee approved an aggregate award pool to be measured by the Company’s market capitalization as of the date of such approval; however, the OPP was definitively documented to measure market capitalization on a pro forma basis as of the Company’s transition to self-management (including the pro forma impact of various transactions expected to be consummated prior to the Company’s transition to self-management on January 8, 2014), which was calculated in December 2013.

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

The New OPP provides for early calculation and vesting of the award in the event of a change in control of the Company, prior to the end of the Performance Period. The Participants are entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the New OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, one-third of any earned LTIP Units will vest on October 1, 2016, October 1, 2017 and October 1, 2018, respectively. The Participants are entitled to receive distributions on their LTIP Units to the extent provided for in the limited partnership agreement of the OP, as amended from time to time. During the three months ended March 31, 2014, the Company recorded expenses of $2.5 million for the New OPP, which is recorded in equity based compensation and included with general and administrative on the consolidated statement of operations. As of March 31, 2014, the Company recorded a total payable for distributions on LTIP units related to the OPP and the New OPP of $7.1 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Note 20 — Related Party Transactions and Arrangements (As Restated)

The Company, ARCT III and ARCT IV have incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), ARC, ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III, LLC (“the ARCT III Advisor”), American Realty Capital Advisors IV, LLC (“the ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). References throughout this Note 20 — Related Party Transactions and Arrangements (As Restated) to expenses incurred by ARCT III or ARCT IV are to expenses incurred before their acquisitions by the General Partner on February 28, 2013 and January 3, 2014, respectively.

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

The following table summarizes the related party fees and expenses incurred by the Company, ARCT III and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Related party transactions:
Expenses and capitalized costs:
Financing fees and reimbursements	$—	$7,500
Offering related costs	150	135,988
Acquisition related expenses	1,539	6,963
Merger and other non-routine transactions	137,738	106,680
Management fees to affiliates	13,888	12,493
General and administrative expenses	15,592	5,209
Indirect affiliate expenses	498	—
Cole Capital revenues:
Cole Capital offering related revenue	42,453	—
Cole Capital operating revenue	11,804	—

Total	$223,662	$274,833

The following sections below further expand on the summarized related party transactions listed above.

Financing Fees and Reimbursements

During the three months ended March 31, 2013, the Company and ARCT III paid the Former Manager and the ARCT III Advisor, respectively, financing coordination fees of $7.5 million which is equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company or ARCT III, respectively, obtained and used for the acquisition of properties that was arranged by the Former Manager or the ARCT III Advisor, respectively. The financing fees were payable in cash at the closing of each financing. In conjunction with the closing of the ARCT III Merger, it was agreed that these fees would no longer be paid by the Company to the Former Manager. No such fees were incurred during the three months ended March 31, 2014. Financing fees and reimbursements are included in deferred costs, net in the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Offering Related Costs

The Company, ARCT III and ARCT IV recorded commissions, fees and offering cost reimbursements as shown in the table below for services provided to the Company, ARCT III and ARCT IV, as applicable, by affiliates of the Former Manager during the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Offering related costs:
Commissions and fees	$150	$125,932
Offering costs and other reimbursements	—	10,056

Total	$150	$135,988

RCS served as the dealer-manager of the ARCT III IPO and the ARCT IV IPO. RCS received fees and compensation in connection with the sale of ARCT III’s and ARCT IV’s common stock in the respective IPOs. RCS received a selling commission of 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers in each of the IPOs. RCS received 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee in each of the IPOs. In addition, ARCT III and ARCT IV reimbursed the ARCT III Advisor, the ARCT IV Advisor and RCS, as applicable, for services relating to the ARCT III IPO and the ARCT IV IPO during 2013 and for services relating to the Company’s ATM equity program during 2014. Offering related costs are included in offering costs, commissions and dealer-manager fees in the accompanying consolidated statements of changes in equity.

Acquisition Related Expenses

During the three months ended March 31, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to its acquisition of certain properties in the Fortress Portfolio and $0.5 million (equal to 0.25% of the contract purchase price) to RCS related to its acquisition of certain properties in the Inland Portfolio. No fees were incurred during the three months ended March 31, 2013 in connection with these transactions.

During the three months ended March 31, 2013, the Company, ARCT III and ARCT IV paid acquisition fees to the Former Manager and its affiliates equal to 1.0% of the contract purchase price, inclusive of indebtedness, of each property acquired by the Company, ARCT III or ARCT IV, as applicable. The Company, ARCT III and ARCT IV additionally reimbursed certain expenses as permitted under the advisory agreements. The Company and ARCT III were no longer required to pay these fees as of the ARCT III Merger, except for those properties in the acquisition pipeline as of that date. ARCT IV incurred these fees throughout 2013. These fees and reimbursements incurred and paid totaled $7.0 million during the three months ended March 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Merger and Other Non-routine Transactions

The Company, ARCT III and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below. These fees are included in merger and other non-routine transactions in the accompanying consolidated statements of operations. The table below shows fees and expenses attributable to each merger and other non-routine transaction during the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31, 2014
	ARCT IV Merger	Internalization and other	Cole Merger	Multi-tenant Spin-Off	Total
Merger related costs:
Strategic advisory services	$8,400	$—	$17,115	$1,750	27,265
Personnel costs and other reimbursements	—	—	72	—	72
Other non-routine transactions:
Subordinated distribution fees	78,244	—	—	—	78,244
Furniture, fixtures and equipment	5,800	10,000	—	—	15,800
Other fees and expenses	—	—	2,900	—	2,900
Personnel costs and other reimbursements	417	—	1,688	—	2,105
Post-transaction support services	1,352	10,000	—	—	11,352

Total	$94,213	$20,000	$21,775	$1,750	$137,738

The table below shows fees and expenses attributable to the ARCT III Merger and other non-routine transactions during the three months ended March 31, 2013 (in thousands):

Three Months Ended March 31, 2013
ARCT III Merger
Merger related costs:
Legal fees and expenses	$125
Personnel costs and other reimbursements	334
Other non-routine transactions:
Subordinated distribution fees	98,360
Furniture, fixtures and equipment	5,800
Post-transaction support services	2,000
Legal fees and expenses	61

Total	$106,680

Merger Related Costs

ARCT IV Merger

Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV Merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. These commissions were included in merger and other non-routine transactions in the accompanying consolidated statement of operations for the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Cole Merger

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company incurred and recognized $14.2 million in expense from this agreement during the three months ended March 31, 2014. These fees are included in merger and other non-routine transactions in the accompanying consolidated consolidated statement of operations during the three months ended March 31, 2014. No such fees were incurred during the three months ended March 31, 2013.

Pursuant to the Transaction Management Services Agreement dated December 9, 2013, ARCP and the OP agreed to pay RCS Advisory an aggregate fee of $2.9 million in connection with providing the following services: transaction management support related to the Cole Merger up to the date of the Transaction Management Services Agreement and ongoing transaction management support, marketing support, due diligence coordination and event coordination up to the date of the termination of the Transaction Management Services Agreement. The Transaction Management Services Agreement expired on the consummation of the Company’s transition to self-management on January 8, 2014. The Company paid RCS Advisory $2.9 million thereunder on January 8, 2014.

Multi-tenant Spin-off

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Company’s previously announced spin-off of its multi-tenant shopping center portfolio. During the three months ended March 31, 2014, the Company incurred $1.8 million of such fees, which are included in merger and other non-routine transactions in the accompanying statement of operations for the three months ended March 31, 2014. No such fees were incurred during the three months ended March 31, 2013.

Other Non-routine Transactions

ARCT III Merger Subordinated Distribution Fees

On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “ ARCT III Contribution and Exchange Agreement”) with the ARCT III OP and the ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including a subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders in addition to their initial investment. Pursuant to the ARCT III Contribution and Exchange Agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the $98.4 million subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted into 7.3 million OP Units after application of the ARCT III Exchange Ratio. The Company recorded an expense of $98.4 million during the three months ended March 31, 2013 in connection with this transaction. In conjunction with the ARCT III Merger Agreement, the ARCT III Special Limited Partner agreed to hold its OP Units for a minimum of one year before converting them into shares of Company common stock.

ARCT IV Merger Subordinated Distribution Fees

On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, ARCT IV Special Limited Partner and ARC Real Estate. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the $78.2 million of subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million ARCT IV OP Units after application of the ARCT IV Exchange Ratio. Upon consummation of the ARCT IV Merger, these ARCT IV OP Units were immediately converted into 6.7 million OP Units. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to hold its OP Units for a minimum of two years before converting them into shares of the Company’s common stock.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Furniture, Fixtures and Equipment and Other Assets

The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, concurrently with the closing of the ARCT III Merger, the ARCT IV Merger and the Company’s transition to self-management, the Sellers sold the OP certain FF&E and other assets used by the Sellers in connection with managing the property level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million and $5.8 million to purchase the FF&E and other assets during the three months ended March 31, 2014 and 2013, respectively. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction-related expense.

Other Fees and Expenses

In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory. No such expenses were incurred during the three months ended March 31, 2013.

Post-Transaction Support Services

ARCT III entered into an agreement with ARC Advisory under which ARC Advisory agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT III Merger). ARCT III incurred and paid $2.0 million in fees pursuant to this agreement during the three months ended March 31, 2013.

In connection with its entry into the ARCT IV Merger Agreement, ARCT IV agreed to pay additional asset management fees, which totaled $1.3 million net of credits received from affiliates during the three months ended March 31, 2014.

Pursuant to the Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement entered into as of January 8, 2014, the Former Manager agreed to provide certain transition services including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, insurance and risk management, information technology, telecommunications and Internet and services relating to office supplies. In consideration of the aforementioned services, the Company paid $10.0 million to the Former Manager on January 8, 2014. This arrangement was in effect for a 60-day term beginning on January 8, 2014.

Management Fees to Affiliates

The Company, ARCT III and ARCT IV recorded fees and reimbursements as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Management fees to affiliates:
Asset management fees	$13,888	$11,693
Property management fees	—	800

Total	$13,888	$12,493

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Base Management Fees

Prior to the termination of the amended and restated management agreement, the Company paid the Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance, for the value of assets up to $3.0 billion and 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The management fee was generally payable in cash however in lieu of cash. Prior to the ARCT III Merger, the Former Manager was entitled to an annual base management fee equal to 0.50% per annum for the unadjusted book value of assets with no asset threshold limitations. The Former Manager waived its management fee of $0.4 million during the three months ended March 31, 2013.

Asset Management Fees

ARCT III

Effective July 1, 2012, as payment for the asset management fee, ARCT III issued (subject to periodic approval by its board of directors) to the ARCT III Advisor performance-based restricted partnership units of the ARCT III OP designated as “ARCT III Class B units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT III OP’s assets plus all distributions that equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); and (y) a liquidity event had occurred.

The ARCT III Advisor received distributions on unvested ARCT III Class B units equal to the distribution rate received on ARCT III common stock. In 2012, the ARCT III board of directors approved the issuance of 145,022 ARCT III Class B units to the ARCT III Advisor for asset management services it provided. In 2013, the ARCT III board of directors approved issuance of an additional 603,599 ARCT III Class B units to the ARCT III Advisor for asset management services it provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these ARCT III Class B Units, was not completed. The performance condition related to these ARCT III Class B units was satisfied upon the completion of the ARCT III Merger and as a result a $9.4 million expense was recorded during the three months ended March 31, 2013. The 748,621 ARCT III Class B units converted into ARCT III OP Units, which converted on a one-to-one basis, into 711,190 OP Units after the application of the ARCT III Exchange Ratio.

In connection with a 60-day extension of the advisory agreement which was executed in order to facilitate the smooth transition of advisory services following the consummation of the ARCT III Merger, the Company incurred and paid additional asset management fees of $2.3 million during the three months ended March 31, 2013. No such fees were incurred during the three months ended March 31, 2014.

ARCT IV

In connection with the asset management services provided by the ARCT IV Advisor, ARCT IV issued (subject to periodic approval by ARCT IV’s board of directors) to the ARCT IV Advisor performance-based restricted partnership units of the ARCT IV OP designated as “ARCT IV Class B Units,” which were intended to be profit interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT IV OP’s assets plus all distributions that equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the ARCT IV Advisor was still providing advisory services to ARCT IV.

The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio discussed in Note 3 — Mergers and Acquisitions and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Property Management Fees

ARCT III also agreed to pay an affiliate of ARC, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III’s stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also agreed to reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager an oversight fee of up to 1% of the gross revenues of the property managed. Property management fees of $0.8 million are recorded in management fees to affiliates in the accompanying consolidated statements of operations for the three months ended March 31, 2013. No such fees were incurred during the three months ended March 31, 2014.

Quarterly Incentive Fee

Prior to the termination of the amended and restated management agreement as a result of internalization, the Company was required to pay the Former Manager a quarterly incentive fee, calculated based on 20% of the excess of annualized core earnings (as defined in the management agreement with the Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were incurred or paid during the three months ended March 31, 2014 or 2013.

General and Administrative Expenses

The Company, ARCT III and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
General and administrative expenses:
Advisory fees and reimbursements	$1,518	$2,601
Equity awards	14,074	2,608

Total	$15,592	$5,209

Advisory Fees and Reimbursements

The Company, ARCT III and ARCT IV agreed to pay certain fees and reimbursements of $1.5 million and $2.6 million during the three months ended March 31, 2014 and 2013, respectively, to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, transfer agent fees, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Equity Awards

Upon consummation of the ARCT III Merger, the Company entered into the OPP with its Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets. The Company recorded $0.6 million of expense during the three months ended March 31, 2013 in connection with the OPP. During the three months ended March 31, 2014, $1.6 million was recorded to general and administrative expenses as stock based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014.

As a result of the ARCT III Merger, certain restricted shares held by employees of affiliates of the Former Manager were fully vested. This expense of $2.0 million is included in general and administrative expense in the accompanying consolidated statement of operations during the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company granted 325,000 restricted stock awards to employees of affiliates of the Former Manager as compensation for certain services. The grant date fair value for this issuance was $4.5 million.

During the three months ended March 31, 2014, the Company granted 796,075 restricted stock awards to employees of affiliates of the Former Manager as compensation for certain services and 87,202 restricted stock awards to two directors who are affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million was recorded in general and administrative expenses in the accompanying consolidated statements of operations during the three months ended March 31, 2014.

Indirect Affiliate Expenses

During 2014, the Company incurred fees and expenses payable to the Company’s affiliates or payable to a third party on behalf of the Company’s affiliates for amenities related to certain buildings, as explained below. No such fees or expenses were incurred during 2013. These expenses are depicted in the table below for the periods indicated (in thousands):

Three Months Ended March 31, 2014
Indirect affiliate expenses:
Audrain building	$405
New York (405 Park Ave) office	71
Dresher, PA office	19
North Carolina office	3

Total	$498

Audrain Building

During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, and affiliates of the Former Manager. The Former Manager requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to the affiliate of the Former Manager or be paid directly to the contractors and vendors. During the three months ended March 31, 2014, the Company paid $0.3 million for tenant improvements and furniture and fixtures relating to the renovation. These payments were made directly to third parties.

In addition, on October 4, 2013, the Company entered into a lease agreement with the subsidiary of ARC Real Estate for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the three months ended March 31, 2014, the Company incurred and paid $0.1 million for base rent, which was partially offset by $7,000 of rental revenue received from the subtenants.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Subsequent to March 31, 2014, as a result of findings of the investigation conducted by the Audit Committee, the Company terminated the lease agreement and was reimbursed for the tenant improvements and furniture costs incurred by the Company totaling $8.5 million, which included the tenant improvement of $0.3 million incurred by the Company in the three months ended March 31, 2014. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.

Office Rents

During the three months ended March 31, 2014, the Company paid $0.1 million to an affiliate of the Former Manager for rent related to the offices in New York, Pennsylvania and North Carolina where certain of the Company’s employees shared office space with an affiliate of the Former Manager.

Additional Related Party Transactions

The following related party transactions were not included in the tables above:

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

Investment in an Affiliate of the Former Manager

As of March 31, 2014 and December 31, 2013, the Company held an investment valued at $1.6 million and $1.5 million, respectively, in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs.

Ownership by Affiliates of the Former Manager

Certain affiliates of the Former Manager own shares of the Company’s common stock, shares of unvested restricted common stock, OP Units and LTIP Units. As of March 31, 2014 and December 31, 2013, 3.26% and 4.37%, respectively, of the total equity units issued by the Company and the OP were owned by affiliates.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Due to Affiliates

Due to affiliates, as reported in the accompanying consolidated balance sheets, is comprised of the following amounts discussed above (in thousands):

	March 31, 2014	December 31, 2013
	(as Restated)	(as Restated)
Due to affiliates:
Offering related costs	$150	$220
Merger and other non-routine transactions	1,847	38,645
General and administrative	443	59,600
Indirect affiliate costs	12	—
Managed REITs and other	162	—
Management fees to affiliates	—	4,969

Total	$2,614	$103,434

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

Cole Capital Offering Related Revenue

The Company generally receives a selling commission of up to 7.0% of gross offering proceeds related to the sale of shares of CCPT IV, CCIT II and CCPT V common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, the Company generally receives 2.0% of gross offering proceeds in the primary offerings, before reallowance to participating broker-dealers, as a dealer-manager fee in connection with the sale of CCPT IV, CCIT II and CCPT V shares of common stock. The Company, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer-manager fees are paid to the Company or other broker-dealers with respect to shares sold under the respective Managed REIT’s distribution reinvestment plans, under which the stockholders may elect to have distributions reinvested in additional shares.

In connection with the sale of INAV shares of common stock, the Company receives an asset-based dealer-manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to (i) 1/365th of 0.55% of the net asset value (“NAV”) for Wrap Class shares of common stock (“W Shares”) for such day, (ii) 1/365th of 0.55% of the NAV for Advisor Class shares of common stock (“A Shares”) for such day and (iii) 1/365th of 0.25% of the NAV for Institutional Class shares of common stock (“I Shares”) for such day. The Company, in its sole discretion, may reallow a portion of its dealer-manager fee received on W Shares, A Shares and I Shares to participating broker-dealers. In addition, the Company receives a selling commission on A Shares sold in the primary offering of up to 3.75% of the offering price per share for A Shares. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. The Company also receives an asset-based distribution fee for A Shares that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.50% of the NAV for A Shares for such day. The Company, in its sole discretion, may reallow a portion of the distribution fee to participating broker-dealers. No selling commissions are paid to the Company or other broker-dealers with respect to W Shares or I Shares or on shares of any class of INAV common stock sold pursuant to INAV’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares, and no distribution fees are paid to the Company or other broker-dealers with respect to W Shares or I Shares.

All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer-manager fee) are paid for in advance by the Company and subject to

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. The organization and offering expenses incurred by the Company which are subject to reimbursement included costs which are paid to affiliates. The organization and offering expenses incurred by the Company which are subject to reimbursement include costs which are paid to affiliates. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer-manager fees, selling commissions and offering reimbursements in the financial results for Cole Capital in Note 6 — Segment Reporting (As Restated). Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of March 31, 2014, the Company had $3.6 million of organization and offering costs paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering. The program development costs are included in deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

	Period from the Cole Acquisition Date to March 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,125	$—	$—	$371	$21	$29,517
Selling commissions reallowance expense	$29,125	$—	$—	$371	$21	$29,517
Dealer-manager and distribution fee revenue	$8,773	$—	$—	$114	$65	$8,952
Dealer-manager fees reallowance expense	$4,864	$—	$—	$53	$2	$4,919
Other expense reimbursement revenue	$3,767	$50	$—	$114	$53	$3,984

Cole Capital Operating Revenue

The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT. Acquisition and disposition fees and reimbursements, as applicable, are included in transaction service fees in the financial results for Cole Capital in Note 6 — Segment Reporting (As Restated).

The Company earns advisory and asset and property management fees from certain Managed REITs and other affiliates. In addition, the Company may be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In connection with services provided by the Company related to the origination or refinancing of any debt financing obtained by certain Managed REITs that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company is reimbursed for financing expenses incurred, subject to certain limitations. Advisory fees, asset and property management fees and reimbursements of expenses are included in management fees and reimbursements in the financial results for Cole Capital in Note 6 — Segment Reporting (As Restated).

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

	Period from the Cole Acquisition Date to March 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other	Total
Operations:
Acquisition fee revenue	$3,998	$66	$495	$—	$—	$—	$4,559
Asset management fee revenue	$—	$—	$—	$—	$—	$151	$151
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$290	$290
Operating expense reimbursement revenue	$1,065	$17	$429	$—	$—	$—	$1,511
Advisory and performance fee revenue	$2,564	$—	$2,595	$26	$108	$—	$5,293

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

		$5,061

Due from Affiliates

As of March 31, 2014, $8.7 million was expected to be collected from affiliates, including balances from the Managed REITs lines of credits, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying consolidated balance sheet. In connection with the Cole Merger, the Company acquired two secured revolving line of credit agreements that provide for an aggregate of $2.9 million of available borrowings to CCPT, and a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCIT II. In addition, during the three months ended March 31, 2014, the Company entered into a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCPT V. The CCPT line of credit agreements each bear a fixed interest rate of 5.75%, mature in March 2015 and are secured by a single retail property. The CCIT II and CCPT V line of credit agreements each bear an interest rate equal to the one-month LIBOR plus 2.20% and mature in January 2015 and March 2015, respectively. During the three months ended March 31, 2014, CCPT borrowed $0.3 million on one of the lines of credit, and CCIT II and CCPT V borrowed $1.9 million and $1.0 million, respectively, on their lines of credit. These borrowings are included in due from affiliates in the accompanying consolidated balance sheets.

Note 21 — Economic Dependency

Prior to transitioning to self-management on January 8, 2014, the Company engaged, under various agreements, the Former Manager and entities affiliated with the Former Manager to provide certain services that are essential to the Company, including asset management services and supervision of the management and leasing of properties owned by the Company, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including information technology, legal services and investor relations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

As a result of these relationships, the Company was dependent upon the Former Manager its affiliates and entities affiliated with the Former Manager. In the event that these companies were unable to provide the Company with the respective services, the Company would have been required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by its Former Manager and its affiliates. The Company may from time to time engage entities affiliated with the Former Manager for legal, information technology or other support services for which it will pay a fee, subject to approval by the Company’s independent directors.

Note 22 — Net Loss Per Share (As Restated)

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

The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands, except for per share data):

	Three Months Ended March 31,
	2014 (As Restated)	2013 (As Restated)
Net loss attributable to the Company	$(291,444)	$(143,880)
Less: dividends declared on preferred shares and participating securities	23,432	193

Net loss attributable to common stockholders	(314,876)	(144,073)
Weighted average shares of common stock outstanding	547,470,457	167,847,516

Basic and diluted net loss per share attributable to common stockholders	$(0.58)	$(0.86)

As of March 31, 2014, the Company excluded 24,836,863 OP Units outstanding, which are convertible to an equal number of shares of the Company’s common stock, 6,176,996 shares of unvested restricted stock outstanding, 21,735,008 shares of the Company’s Series D Convertible Preferred Stock outstanding from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 23 — Property Dispositions

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

Note 24 — Income Taxes (As Restated)

As a REIT, the Company generally is not subject to federal income tax, with the exception of its TRS. However, the Company, including its TRS, is still subject to certain state and local income taxes in the various jurisdictions in which it operates.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited) – (Continued)

Based on the above, Cole Capital, substantially all of which is conducted through a TRS, recognized a benefit from federal and state income taxes of $6.2 million for the three months ended March 31, 2014, which is included in other income, net in the accompanying consolidated statement of operations. No provision or benefit for income taxes was recognized for the three months ended March 31, 2013 as the Company did not commence operations for Cole Capital until the Cole Acquisition Date. The difference in the benefit from income taxes reflected in the consolidated statements of operations as compared to the benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.

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

Note 25 — Subsequent Events (As Restated)

Significant events that occurred subsequent to March 31, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Certain Sections Restated or Corrected)

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, including its operating partnership and its subsidiaries. Prior to becoming self-managed as of January 8, 2014, the Company was externally managed by ARC Properties Advisors, LLC (the “Former Manager”), a Delaware limited liability company and wholly owned subsidiary of AR Capital, LLC (“ARC”). Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I -Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.

Restatement

As discussed in the explanatory note to this Amended Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) and Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements, we are restating our consolidated financial statements and related disclosures for the three months ended March 31, 2013 and 2014.

Forward-Looking Statements (As Restated)

This Form 10-Q/A includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•	The competition for the type of properties we desire to acquire may cause our dividends and the long-term returns of our investors to be lower than they otherwise would be.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on us.

•	We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to make scheduled payments on our debt obligations.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and as such we may be forced to borrow at higher rates to fund our operations.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may be adversely affected by increases in interest rates or a failure to maintain our OP’s credit rating.

•	We may not be able to integrate the assets and businesses acquired in Recent Acquisitions (defined below) into our existing portfolio or with our business successfully, or may not realize the anticipated benefits within the expected timeframe or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with our Recent Acquisitions that do not fit within our target assets.

•	We may not be able to effectively manage our expanded portfolio and operations following our Recent Acquisitions.

•	We may be affected by risks associated with current and future litigation, including pending and filed securities litigation and governmental inquiries.

•	We may not be able to successfully acquire future properties on advantageous terms.

•	We may not be able to achieve and maintain profitability.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and tenant credit, geographic and industry concentrations.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from our Recent Acquisitions.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•	Once we resume paying a dividend in respect of our common stock, there is no guarantee that such dividend will be paid at a rate equal to or at the same frequency as our previously declared monthly dividend.

•	Our financial condition may be affected by our recent credit rating downgrade which could impact our access to capital and the terms of potential financing.

•	We have material weaknesses in our disclosure controls and procedures and our internal controls over financial reporting we have reported for prior periods and we may not be able to remediate such material weaknesses in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods.

•	Failure to timely deliver on or before March 31, 2015 our and the OP’s annual report on Form 10-K for the year ended December 31, 2014 in light of our obligations pursuant to an agreement with the lenders under the Credit Facility and pursuant to the terms of our indentures governing our senior unsecured and convertible notes could result in an event of default.

•	We may not satisfy NASDAQ’s requirements for regaining compliance with its listing rules and, if so, NASDAQ could delist our common stock and Series F Preferred Stock.

All forward-looking statements should be read in light of the risks identified in Part II, Item 1A of this Form 10-Q/A.

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

Prior to January 8, 2014, we retained the Former Manager to manage our affairs on a day-to-day basis with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives and acquired from our Former Manager certain assets necessary for our operations.

On March 13, 2014, we announced a plan to spin off substantially all of our multi-tenant shopping center properties into a newly formed publicly traded entity expected to qualify as a REIT, American Realty Capital Centers, Inc., that will operate under the name “ARCenters” and that is expected to trade on The NASDAQ Global Market under the symbol “ARCM.” The OP is expected to retain 25% ownership stake of ARCM’s outstanding shares of common stock. The spin-off will be effected through a pro rata taxable special distribution of one share of ARCenters common stock for every 10 shares of our common stock and every 10 OP Units. The initial Form 10 registration statement relating to the spin-off was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 4, 2014 and the distribution is expected to be completed in the second quarter of 2014. Our board of directors have unanimously approved a plan to pursue the spin-off. The transaction is subject to certain conditions, including declaration by the SEC that ARCenters’ registration statement is effective, filing and approval of ARCenters’ listing application with The NASDAQ Global Market, customary third-party consents, and formal approval and declaration of the specified distribution by our board of directors. We may, at any time and for any reason until the proposed transaction is complete, abandon the spin-off or modify or change its terms.

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

Also in connection with the ARCT III Merger, we entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates and pay certain merger related fees. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Form 10-Q/A for further discussion.

CapLease, Inc. Merger

On May 28, 2013, we entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”) and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of ours (the “CapLease Merger”).

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, we entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with ARCT IV and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). We consummated the ARCT IV Merger on January 3, 2014 (the “ARCT IV Merger Date”).

Fortress Portfolio Acquisition

On July 24, 2013, ARC and another related entity, on behalf of us and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress for the purchase of 196 properties owned by Fortress Investment Group LLC (“Fortress”), for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to and assigned by us. On October 1, 2013, we closed on 41 of the 120 properties (the “Fortress Portfolio”) with a total purchase price of $200.3 million, exclusive of closing costs. During the three months ended March 31, 2014, we closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.

Inland Portfolio Acquisition

On August 8, 2013, ARC and another related entity, on behalf of us and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland for the purchase of the equity interests of 67 companies owned by Inland American Real Estate Trust, Inc. (“Inland”) for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies were acquired (the “Inland Portfolio”), in total, by us from Inland for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which was allocated to us based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by us and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of March 31, 2014, we had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company does not consider it probable that it will close on the remaining one property.

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

Abandoned Spin-off of Multi-Tenant Shopping Center Portfolio

On March 13, 2014, the Company announced its intention to spin off its multi-tenant shopping center business (“MT Spin-off”) into a publicly traded REIT, American Realty Capital Centers, Inc., which was expected to operate under the name “ARCenters” and to trade on the NASDAQ Global Market under the symbol “ARCM.” The OP was expected to retain 25% ownership of ARCM. The spin-off was expected to be effectuated through a pro rata taxable special distribution of one share of ARCM common stock for every 10 shares of the Company’s common stock and every 10 OP Units held by third parties in the OP. On April 4, 2014, ARCM filed a Registration Statement on Form 10 to register ARCM’s common stock, par value $0.01 per share, pursuant to Section 12(b) of the Exchange Act so that, upon consummation of the spin-off, shares of ARCM received by holders of the Company’s common stock, or OP Units, as applicable, could freely trade their newly received ARCM common stock. ARCM was expected to be externally managed by the Company. On May 21, 2014, the Company announced that it had reassessed its plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to Blackstone, expecting to finalize pertinent documentation related thereto within 30 days of such date. The properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, the Company abandoned its proposed spin-off at such time. On June 11, 2014, indirect subsidiaries of the Company entered into an Agreement of Purchase and Sale with BRE DDR Retail Holdings III LLC, an entity indirectly jointly owned by affiliates of Blackstone Real Estate Partners VII L.P. and DDR Corp., pursuant to which the parties definitively documented the sale of the Company’s multi-tenant shopping center portfolio. The properties to be sold pursuant to such agreement were the same properties that the Company had previously intended to spin off into an externally managed, NASDAQ traded REIT, American Realty Capital Centers, Inc. In light of the Company’s entry into such agreement, it abandoned its previously contemplated spin-off.

Results of Operations (As Restated)

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

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Total Real Estate Investment Revenue

REI revenue increased $224.0 million to $266.9 million for the three months ended March 31, 2014, compared to $42.9 million for the three months ended March 31, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 92% and 96% of total REI revenue during the three months ended March 31, 2014 and 2013, respectively.

Rental Income

Rental income increased $203.4 million to $244.4 million for the three months ended March 31, 2014, compared to $41.0 million for the three months ended March 31, 2013. The increase was primarily due to our acquisition of 2,965 properties (which excludes 47 properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to March 31, 2013.

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

Operating Expense Reimbursements

Operating expense reimbursements increased by $19.6 million to $21.5 million for the three months ended March 31, 2014 compared to $1.9 million for the three months ended March 31, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements increases were driven by our acquisition of 2,965 properties subsequent to March 31, 2013.

We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” Cash same store rents on the 701 properties held for the full period in each of the three months ended March 31, 2014 and 2013 increased $234,000, or 0.6%, to $36.7 million compared to $36.4 million for the three months ended March 31, 2014 and 2013, respectively. Same store annualized average rental income per square foot was $9.58 at March 31, 2014 compared to $9.57 at March 31, 2013.

Acquisition Related Expenses

Acquisition related expenses increased $3.1 million to $13.4 million for the three months ended March 31, 2014, compared to $10.3 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, acquisition costs consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. In addition to the costs above, during the three months ended March 31, 2013, we paid acquisition fees to the Former Manager. In conjunction with the ARCT III Merger, it was agreed that the Former Manager would no longer charge acquisition fees. The increase in acquisition costs was primarily due to an increase in acquisition activity during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Merger and Other Non-routine Transaction Related Expenses

Costs related to various mergers, as well as other non-routine transaction costs increased $36.2 million to $159.8 million for the three months ended March 31, 2014, compared to $123.6 million for the three months ended March 31, 2013. Upon the consummation of the ARCT IV Merger, an affiliate of the Former Manager received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the three months ended March 31, 2014, $78.2 million was recorded for this fee, which was settled with 6.7 million OP Units to the affiliate. In addition, merger and other non-routine transaction related expenses consisted of professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the Cole Merger as well as expenses related to the corporate bond issuance and internalization.

The Audit Committee’s investigation identified certain payments made by us to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery. See Note 20 — Related Party Transactions and Arrangements (As Restated) for further discussion.

Property Operating Expenses

Property operating expenses increased $27.3 million to $29.8 million for the three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the acquisition of 2,965 rental income-producing properties subsequent to March 31, 2013. In addition, the increase was due to the ownership of more properties during the three months ended March 31, 2014 than in the three months ended March 31, 2013, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes and repairs and maintenance.

Management fees to affiliates

Management fees to affiliates increased $1.4 million to $13.9 million for the three months ended March 31, 2014, compared to $12.5 million for the three months ended March 31, 2013. Prior to the consummation of the ARCT III and ARCT IV Mergers, we incurred certain fees to our Former Manager related to asset and property management. See Note 20 – Related Party Transactions for further discussion of the fees.

General and Administrative Expenses

General and administrative expenses increased $27.9 million to $35.7 million for the three months ended March 31, 2014, compared to $7.8 million for the three months ended March 31, 2013. General and administrative expenses primarily included the REI segment’s share of employee compensation and benefits, including legal, accounting and professional fees, state and franchise and state income taxes and escrow and trustee fees. Also, included in general and administrative expenses is equity-based compensation expense, which increased $18.2 million to $21.6 million for the three months ended March 31, 2014, compared to $3.3 million for the three months ended March 31, 2013. The increase was primarily due to equity-based compensation expenses related to the New OPP, which was entered into upon the Company’s transition to self-management on January 8, 2014, as well as an increase in the amortization of restricted stock for the awards granted subsequent to March 31, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased $132.7 million to $159.5 million for the three months ended March 31, 2014, compared to $26.8 million for the three months ended March 31, 2013. The increase in depreciation and amortization was driven by our acquisition 2,965 properties subsequent to March 31, 2013.

Interest Expense, Net

Interest expense increased $114.2 million to $121.0 million for the three months ended March 31, 2014, compared to $6.8 million during the three months ended March 31, 2013. The increase in interest expense was due to an increase in the average debt balance of $7.3 billion for the three months ended March 31, 2014 compared to $647.4 million for the three months ended March 31, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions and the issuance of the corporate bonds. Additionally, we recorded $28.6 million in interest expense as amortization of deferred financing costs associated with the termination of the Barclays Facility during the three months ended March 31, 2014. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended March 31, 2014 and 2013 was 3.79% and 3.11%, respectively. Extinguishment of debt, Net

Extinguishment of debt was $9.4 million for the three months ended March 31, 2014. There was no extinguishment of debt for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company paid off $722.3 million of mortgage notes payable. In connection with the debt repayments, the Company paid prepayment fees totaling $29.0 million. The Company also wrote off the deferred financing costs and net premiums associated with these mortgages, which resulted in gain of $19.6 million for the three months ended March 31, 2014, which is included in Extinguishment of debt, net in the accompanying consolidated statement of operations.

Other Income, Net

Other income increased $3.0 million to $4.0 million for the three months ended March 31, 2014, compared to $1.0 million for the three months ended March 31, 2013. Other income primarily consisted of interest income from CMBS securities of $2.7 million for the three months ended March 31, 2014. We did not have any equity in income of unconsolidated entities during the three months ended March 31, 2013.

Loss on Derivative Instruments, Net

Loss on derivative instruments for the three months ended March 31, 2014 was $7.1 million, which primarily related to marking the Series D Preferred Stock embedded derivative to fair value. We recorded a loss on derivative instruments of $5,000 during the three months ended March 31, 2013 that resulted from marking our derivate instruments to fair value.

Loss on Disposition of Property, Net

During the three months ended March 31, 2014, we recorded a loss on the sale of 17 properties of $17.6 million, which includes $7.0 million of goodwill that was written off upon disposition of the respective properties. We did not sell any properties during the three months ended March 31, 2013.

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

Three Months Ended March 31, 2014

Cole Capital Revenue

Cole Capital revenue for the three months ended March 31, 2014 was $54.3 million. Cole Capital revenue primarily consisted of dealer manager and distribution fees, selling commissions and offering reimbursements of $42.5 million, of which $34.4 million was reallowed to participating broker-dealers as discussed below and $4.0 million related to organization and offering expense reimbursements from the Managed REITs. In addition, we recorded transaction services revenue of $4.6 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $7.2 million, which consisted of advisory fees and asset and property management fees of $5.5 million from certain Managed REITs and other programs sponsored by us and reimbursements of $1.5 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.

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

Merger and Other Non-routine Transaction Related Expenses

Cole Capital incurred $0.5 million of merger expenses for the the three months ended March 31, 2014. The costs were primarily related to severance payments made to former executives of Cole.

General and Administrative Expenses

General and administrative expenses were $20.8 million for the three months ended March 31, 2014, which primarily consisted of employee compensation and benefits expense. Other general and administrative expenses included insurance, legal, accounting and professional fees and other operating costs (including rent, supplies and facility maintenance).

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

Other Income

Other income for the three months ended March 31, 2014 was $6.3 million, which primarily consisted of a benefit from income taxes recorded of $6.2 million related to our TRS. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.

Liquidity and Capital Resources

In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations. Management expects that our properties will generate sufficient cash flow to cover all operating expenses and the payment of a monthly distribution. A significant portion of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including an “at the market” equity offering program (“ATM”), proceeds from the sale of properties and undistributed funds from operations. With the stabilization of the investment portfolio, we expect to significantly increase the amount of cash flow generated from operating activities in future periods. Such increased cash flow will positively impact the amount of funds available for dividends.

As of March 31, 2014, we had $83.2 million of cash and cash equivalents.

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

As discussed in the Explanatory Note to this Form 10-Q/A, the investigation conducted by the Audit Committee concluded that the Company erroneously calculated AFFO and/or AFFO per share for the three months ended March 31, 2014 and 2013 due to errors in reflecting non-controlling interests. We are now presenting the restated FFO and AFFO using two methods: 1) we calculate FFO and AFFO on a gross basis, whereby we start with net income attributable to both the stockholders and the non-controlling interest holders, and then adjust net income by the gross reported amounts of the items being adjusted (“Gross Method”); and 2) we calculate FFO and AFFO on a net basis, whereby we start with net income attributable only to the stockholders, and adjust net income by only the stockholders’ portion of the applicable items (“Net Method”). For presentation of the Net Method, the company has included the gross amounts of each adjustment on their respective line items and adjusted for the proportionate share which is attributable to non-controlling interest on a separate line item within FFO and AFFO.

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

The tables below reflect the two methods of calculating FFO and AFFO for the three months ended March 31, 2014 and 2013 (in thousands except share and per share data).

Net Method

	Three Months Ended March 31,
	2014 (As Corrected)	2013 (As Corrected)
Net loss attributable to the Company	$(291,444)	$(143,880)
Dividends on non-convertible preferred stock	(17,374)	—

Adjusted net loss	(308,818)	(143,880)
Loss on disposition of properties [a]	17,605	—
Depreciation and amortization of real estate assets [a]	159,461	26,731
Proportionate share of adjustments for unconsolidated entities [a]	1,344	—
Proportionate share of adjustments for non-controlling interests (1)	(7,552)	(723)

FFO attributable to the Company	(137,960)	(117,872)

Acquisition related [b]	13,417	10,327
Merger and other non-routine transactions [b]	160,298	123,568
Gain on investment securities [b]	—	(451)
Loss on derivative instruments, net [b]	7,121	5
Amortization of premiums and discounts on debt and investments [b]	(5,198)	—
Amortization of above-market and below-market lease assets and liabilities, net [b]	388	68
Net direct financing lease adjustments [b]	390	—
Amortization and write off of deferred financing costs [b]	44,976	1,827
Amortization of intangible assets b (2)	13,992	—
Other amortization and non-cash charges b (2)	421	33
Extinguishment of debt, net [b]	9,399	—
Straight-line rent [b]	(7,520)	(1,510)
Non-cash equity compensation expense b (2)	21,574	3,333
Proportionate share of adjustments for unconsolidated entities [b]	318	—
Proportionate share of adjustments for non-controlling interests (3)	(12,724)	(1,927)

AFFO attributable to the Company	$108,892	$17,401

Weighted-average shares outstanding - basic	547,470,457	167,847,516
Effect of dilutive securities	26,165,327	756,776

Weighted-average shares outstanding - diluted (4)	573,635,784	168,604,292

AFFO attributable to the Company per share	$0.19	$0.10

(1)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(2)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(3)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(4)	Weighted-average shares for the three months ended March 31, 2014 excludes the effect of the convertible debt as the effect would be antidilutive.

Gross Method

	Three Months Ended March 31,
	2014 (As Corrected)	2013 (As Corrected)
Net Loss	$(305,840)	$(145,937)
Dividends on non-convertible preferred stock	(17,374)	—

Adjusted net loss	(323,214)	(145,937)
Loss on disposition of properties	17,605	—
Depreciation and amortization of real estate assets	159,461	26,731
Proportionate share of adjustments for unconsolidated entities	1,344	—

FFO	(144,804)	(119,206)

Acquisition related	13,417	10,327
Merger and other non-routine transactions	160,298	123,568
Gain on investment securities	—	(451)
Loss on derivative instruments, net	7,121	5
Amortization of premiums and discounts on debt and investments	(5,198)	—
Amortization of above-market and below- market lease assets and liabilities, net	388	68
Net direct financing lease adjustments	390	—
Amortization and write off of deferred financing costs	44,976	1,827
Amortization of intangible assets (1)	13,992	—
Other amortization and non-cash charges (1)	421	33
Extinguishment of debt, net	9,399	—
Straight-line rent	(7,520)	(1,510)
Non-cash equity compensation expense (1)	21,574	3,333
Proportionate share of adjustments for unconsolidated entities	318	—

AFFO	$114,772	$17,994

Weighted-average shares outstanding - basic	547,470,457	167,847,516
Effect of dilutive securities	51,151,928	5,374,492

Weighted-average shares outstanding - diluted (2)	598,622,385	173,222,008

AFFO per share	$0.19	$0.10

(1)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(2)	Weighted-average shares for the three months ended March 31, 2014 excludes the effect of the convertible debt as the effect would be antidilutive.

The following tables present the combined impact of all changes to the applicable line items in the Company’s previously issued FFO and AFFO presentations using the Net Method for three months ended March 31, 2014 and 2013 (amounts in thousands except share and per share data):

Three Months Ended March 31, 2014
As Previously Reported	Methodology Adjustments (1)	Error Corrections (2)	As Corrected
Net loss attributable to the Company (3)	$(332,313)	$23,633	(7)	$17,236	$(291,444)
Dividends on non-convertible preferred stock	—	(17,374	) (7)	—	(17,374)

Adjusted net loss	(332,313)	6,259	17,236	(308,818)
(Gain) loss on disposition of property [a]	(2,979)	—	20,584	17,605
Depreciation and amortization of real estate assets [a]	150,899	—	8,562	159,461
Proportionate share of adjustments for unconsolidated entities [a]	602	—	742	1,344
Proportionate share of adjustments for non-controlling interests (4)	—	(6,287)	(1,265)	(7,552)

FFO attributable to the Company	(183,791)	(28)	45,859	(137,960)

Acquisition related [b]	11,884	—	1,533	13,417
Merger and other non-routine transactions [b]	222,192	—	(61,894)	160,298
Gain on investment securities [b]	—	—	—	—
(Gain) loss on derivative instruments, net [b]	20,197	—	(13,076)	7,121
Amortization of premiums and discounts on debt and investments [b]	(18,325)	—	13,127	(5,198)
Dividends attributable to convertible preferred shares	5,053	(5,053	) (7)	—	—
Dividends attributable to participating securities	936	(936	) (7)	—	—
Amortization of above-market and below- market lease assets and liabilities, net [b]	358	—	30	388
Net direct financing lease adjustments [b]	—	390	(8)	—	390
Amortization and write off of deferred financing costs [b]	37,940	—	7,036	(10)	44,976
Amortization of intangible assets b (5)	—	13,992	(9)	—	13,992
Other amortization and non-cash charges b (5)	14,374	(13,992	) (9)	39	421
Extinguishment of debt, net [b]	20,819	—	(11,420)	9,399
Straight-line rent [b]	(7,520)	—	—	(7,520)
Non-cash equity compensation expense b (5)	22,510	—	(936)	21,574
Proportionate share of adjustments for unconsolidated entities [b]	762	—	(444)	318
Proportionate share of adjustments for non-controlling interests (6)	—	(16,234)	3,510	(12,724)

AFFO attributable to the Company	$147,389	$(21,861)	$(16,636)	$108,892

Weighted-average shares outstanding - diluted (11)	573,728,248	(12)	—	(96,464)	573,635,784

AFFO attributable to the Company per share	$0.26	$(0.04)	$(0.03)	$0.19

(1)	The adjustments in this column reflect the “Net Method” for adjusting for non-controlling interests and certain other methodology adjustments.
(2)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(3)	The previously reported AFFO calculation started with net loss attributable to common stockholder which is net loss net of non-controlling interest, dividends on preferred shares and dividends on participating securities.
(4)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.

(5)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(6)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(7)	The presentation has be realigned to conform with the Company’s current Net Method presentation by adjusting the starting number to be net loss attributable to the Company and removing the corresponding adjustments.
(8)	In reviewing its AFFO methodology, the Company has determined that it is appropriate to include net direct financing lease adjustments that were not included in the original AFFO calculation.
(9)	Reports amortization of intangible assets on its own line item.
(10)	Increased amortization expense relating to certain lender consent fees relating to the Caplease Merger and Cole Merger that were capitalized. See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(11)	Weighted-average shares for the three months ended March 31, 2014 excludes the effect of the convertible debt as the effect would be antidilutive.
(12)	As disclosed in the Company’s press release filed on Form 8-K on May 8, 2014.

	Three Months Ended March 31, 2013
	As Previously Reported	Methodology Adjustments (1)	Error Corrections (2)	As Corrected
Net loss attributable to the Company	$(141,163)	$—	$(2,717)	$(143,880)
Depreciation and amortization of real estate assets [a]	26,731	—	—	26,731
Proportionate share of adjustments for non-controlling interests (3)	—	(82)	(641)	(723)

FFO attributable to the Company	(114,432)	(82)	(3,358)	(117,872)

Acquisition related [b]	10,327	—	—	10,327
Merger and other non-routine transaction related [b]	137,769	—	(14,201)	123,568
Gain on sale of investment securities [b]	(451)	—	—	(451)
Loss on derivative instruments, net [b]	5	—	—	5
Amortization of above- and below- market lease assets and liabilities [b]	68	—	—	68
Amortization and write off of deferred financing costs [b]	1,243	—	584	1,827
Other amortization and non-cash charges [b]	22	—	11	33
Straight-line rent [b]	(1,510)	—	—	(1,510)
Non-cash equity compensation expense [b]	881	—	2,452	3,333
Proportionate share of adjustments for non-controlling interests (4)	—	(453)	(1,474)	(1,927)

AFFO attributable to the Company	$33,922	$(535)	$(15,986)	$17,401

Weighted-average shares outstanding - diluted	168,523,475 (5)	—	80,817	168,604,292

AFFO attributable to the Company per share	$0.20	$—	$(0.10)	$0.10

(1	The adjustments in this column reflect the “Net Method” for adjusting for non-controlling interests and certain other methodology adjustments.
(2)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(3)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(4)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(5)	As disclosed in the Company’s press release filed on Form 8-K on May 8, 2014.

Capital Markets

On August 1, 2012, we filed a $500 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of March 31, 2014, we had issued 2.1 million shares of common stock through a registered follow-on offering and the ATM under the $500 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of March 31, 2014, no common stock had been issued under the resale registration statement.

On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. As a result of the delayed filing of certain of our periodic reports with the SEC, we are not currently eligible to use a shelf registration statement for the offer and sale of our securities.

In January 2013, we commenced an ATM in which we may from time to time offer and sell shares of our common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to our $500 million universal shelf registration statement.

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

On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock (“Series D Preferred”), par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013.

Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV stockholders. As of March 31, 2014, there were 42,654,919 shares issued and outstanding of Series F Preferred Stock. See Note 18 — Preferred and Common Stock to our consolidated financial statements in this 10-Q/A for a description of the Series D Preferred and Series F Preferred Stock.

Availability of Funds from Credit Facilities

We and our OP are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).

On March 31, 2014, the Company entered into an augmenting lender supplemental to the Credit Facility to raise the commitments under our Credit Facility to $3.0 billion. At March 31, 2014, the Credit Facility contained a $940.0 million term loan facility and a $2.0 billion revolving credit facility, of which $940.0 million and $1.3 billion were outstanding, respectively. In February 2014, the Credit Facility was amended and certain modifications were made to the terms of the agreement. Loans under the Credit Facility are priced at the applicable rate, at the Company’s election, either a floating interest rate based on one month LIBOR, determined on a daily basis, plus 2.25% to 3.00%, or a prime-based interest rate, based upon the Company’s current leverage. To the extent that the Company receives an investment grade credit rating as determined by a major credit rating agency, at the Company’s election, advances under the revolving credit facility will be priced at their applicable rate plus 0.90% to 1.75% and term loans will be priced at a floating interest rate of LIBOR plus 1.15% to 2.00%, based upon the Company’s then current investment grade credit rating. The Company may also make fixed rate borrowings under the Credit Facility. At March 31, 2014, the Company had undrawn commitments of $684.2 million under the Credit Facility.

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

Significant events that occurred subsequent to March 31, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

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

We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 3 — Mergers and Acquisitions (As Restated) to our consolidated financial statements in this Form 10-Q/A in part through the assumption of outstanding indebtedness, and through a combination of available cash on hand from (a) a portion of the $896.0 million in net proceeds from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $967.8 million in net proceeds from the sale of the Notes; (c) funds available from the issuance of common stock through our current ATM or any successor program thereto; (d) a portion of the $2.5 billion in net proceeds from the corporate bond offering; and (e) financing available under our credit facility and additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.

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

We and our board of directors share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from operations. Effective January 8, 2014, we completed our transition to self-management and therefore are now focused on generating cash flows by expanding our real estate portfolio consistent with our investment strategy, while keeping the internal costs of running our business low. Prior to January 8, 2014, when we had retained our Former Manager to manage our portfolio and provide other services, our Former Manager had waived certain fees in order to improve our cash flow, lowering our external costs. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Form 10-Q/A for a further discussion of our relationship with our Former Manager.

The management agreement with our Former Manager provided for payment of the asset management fee. Our Former Manager would waive such portion of its management fee that, when added to our AFFO, without regard to the waiver of the management fee, would have increased our AFFO so that it equals the dividends declared by us for the prior six months. For purposes of this determination, AFFO is FFO (as defined by NAREIT), adjusted to (i) include acquisition fees and related expenses which is deducted in computing FFO; (ii) include non-cash restricted stock grant amortization, if any, which is deducted in computing FFO; and (iii) include impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments) which are deducted in computing FFO. Our Former Manager determined if such fees were partially or fully waived in subsequent periods on a quarter-to-quarter basis. In connection with the consummation of the ARCT III Merger, we entered into an amended management agreement with our Former Manager by which the AFFO hurdle for the calculation of our asset management fee was eliminated and our management was paid an asset management fee in the amount of 0.50% of the average unadjusted book value of our real estate assets for up to $3.0 billion and 0.40% of the average unadjusted book value of our real assets greater than $3.0 billion. On January 8, 2014, the management agreement was terminated as a result of our transition to self-management. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Form 10-Q/A for further discussion.

As our real estate portfolio matures, we expect cash flows from operations to fully cover our dividends.

The following table shows the sources for the payment of dividends to common stockholders for the three months ended March 31, 2014 (dollar amounts in thousands):

	Three Months Ended March 31, 2014
	Dividends	% of Dividends
Dividends:
Distributions paid in cash	$183,107

Source of dividends:
Cash flows provided by operations (1)	$—	0.0%
Proceeds from financing activities	183,107	100.0%

Total sources of dividends	$183,107	100.0%

Net loss attributable to stockholders (in accordance with U.S. GAAP)	$(314,876)

(1)	Dividends paid from cash provided by operations are derived from cash flows from operations (U.S. GAAP basis) for the three months ended March 31, 2014. Cash flows provided by operations include $13.4 million of acquisition related expenses and $160.3 million of merger and other non-routine transaction related expenses incurred during the three months ended March 31, 2014. If we had not incurred such acquisition and merger related costs, our cash flows from operations would have sourced all dividend payments during the year ended March 31, 2014.

Significant events that occurred subsequent to March 31, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

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

Significant events that occurred subsequent to March 31, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

Convertible Senior Notes Offering

On July 29, 2013, we issued $300.0 million of 3.00% Convertible Senior Notes due in 2018 (the “2018 Notes”) in an underwritten public offering. The 2018 Notes will mature on August 1, 2018. The 2018 Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted at any time into such consideration on or after February 1, 2018. $10.0 million of the $30.0 million over-allotment option available for such offering was exercised. We intend to use the net proceeds of the offering (a) to repay outstanding indebtedness under its existing senior secured revolving credit facility (which will increase the availability of funds under such credit facility) and (b) for other general corporate purposes which includes investing in properties in accordance with its investment objectives.

On December 10, 2013, we issued $402.5 million of 3.75% Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of March 31, 2014, the carrying value of the 2020 Notes was $390.2 million. The holders may elect to convert the 2020 Notes into cash, common stock of the Company or a combination thereof, at our option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of our common stock per $1,000 principal amount of 2020 Notes.

In connection with the 2018 Notes and 2020 Notes, the remaining unamortized discount totaled $26.3 million.

Significant events that occurred subsequent to March 31, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

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

Significant events that occurred subsequent to March 31, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

	Total	April 1, - December 31, 2014	2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$4,128,384	$134,152	$445,347	$820,873	$2,728,012
Interest payments due on mortgage notes payable	1,221,839	150,984	369,240	285,833	415,782
Principal payments due on credit facilities	2,415,800	—	150,000	2,265,800	—
Interest payments due on credit facilities	266,733	53,772	165,760	47,201	—
Principal payments due on corporate bonds	2,550,000	—	—	1,300,000	1,250,000
Interest payments due on corporate bonds	409,577	53,625	143,000	93,528	119,424
Principal payments due on convertible debt	1,000,000	—	—	597,500	402,500
Interest payments due on convertible debt	457,349	6,975	18,600	14,725	417,049
Principal payments due on other debt	152,390	56,925	24,378	40,157	30,930
Interest payments due on other debt	178,888	24,764	66,038	58,569	29,517
Payments due on lease obligations	136,661	10,264	24,497	18,166	83,734

Total	$12,917,621	$491,461	$1,406,860	$5,542,352	$5,476,948

Cash Flows for the Three Months Ended March 31, 2014 (As Restated)

During the three months ended March 31, 2014, net cash used in operating activities was $122.8 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2014 was mainly due to adjusted net income of $28.4 million (net loss of $305.8 million adjusted for non-cash items including depreciation and amortization, gain on sale of properties, equity-based compensation, gain on derivative instruments and unrealized loss on investments totaling $334.3 million, in the aggregate), a decrease in accounts payable and accrued expenses of $73.4 million, an increase in prepaid and other assets of $3.3 million, a decrease in deferred rent, derivative and other liabilities of $36.6 million as well as the investment in direct financing leases of $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2014 was $1.2 billion, primarily related to the cash considerations of $683.2 million for the ARCT IV Merger and Cole Merger and acquisition of 215 properties for total cash considerations of $634.5 million. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $60.8 million.

Net cash provided by financing activities was $1.3 billion during the three months ended March 31, 2014 related to proceeds from the issuance of corporate bonds of $2.5 billion and proceeds from mortgage notes payable of $669.3 million. These inflows were partially offset by repayments net of borrowings from our credit facilities of $863.0 million, payments on mortgage notes payable of $739.7 million, total distributions paid of $201.6 million and $66.8 million of deferred financing cost payments.

Cash Flows for the Three Months Ended March 31, 2013 (As Restated)

During the three months ended March 31, 2013, net cash used in operating activities was $11.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities for three months ended March 31, 2013 included $5.6 million in acquisition related costs. Cash flows used in operating activities during the three months ended March 31, 2013 was mainly due to an adjusted net loss of $6.6 million (net loss of $145.9 million adjusted for non-cash items, including the issuance of operating partnership units, depreciation and amortization, amortization of deferred financing costs, share based compensation, loss on held for sale properties, loss on derivative instruments and gain on sale on investments of $139.3 million, in the aggregate), a decrease in prepaid and other assets of $4.7 million and an increase in accounts payable and accrued expenses of $2.0 million. Theses outflows were partially offset by a decrease in deferred rent, derivative and other liabilities of $1.0 million.

Net cash used in investing activities for the three months ended March 31, 2013 of $438.4 million, primarily related to the acquisition of 112 properties with an aggregate purchase price of $411.6 million, and the purchase of investment securities of $63.3 million, partially offset by the proceeds from the sales of investment securities.

Net cash provided by financing activities of $1.3 billion during the three months ended March 31, 2013 related to proceeds net of offering-related costs from the issuance of common stock of $1.2 billion, proceeds net of repayments from our credit facilities of $515.4 million and $0.8 million from contributions from our affiliate. These inflows were partially offset by common stock repurchases of $350.5 million, $25.5 million deferred financing cost payments, distributions paid of $40.6 million, and distributions to non-controlling interest holders of $0.9 million.

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

Significant Accounting Estimates and Critical Accounting Policies (As Restated)

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

Except as set forth below, a complete description of such policies and our considerations is contained in the Amended10-K for the year ended December 31, 2013. Cole Capital revenue recognition was not considered a critical accounting policies for the year ended December 31, 2013 because such transactions had not occurred at the time. The information included in this Form 10-Q/A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 4 — Summary of Significant Accounting Policies (As Restated) to our consolidated financial statements in this Quarterly Report on Form 10-Q/A.

Inflation

We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, our net leases may require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related Party Transactions and Agreements (As Restated)

We have entered into agreements with affiliates, whereby we pay or have paid in the past certain fees or reimbursements to ARC, the Former Manager or their respective affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for a discussion of the various related-party transactions, agreements and fees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014.

We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Quarterly Report on Form 10-Q/A for a further explanation of the various related-party transactions, agreements and fees.

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

Item 4.	Controls and Procedures. (As Restated)

The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 filed with the SEC on May 8, 2014 disclosed that, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s former management, under the supervision and with the participation of its former Chief Executive Officer and former Chief Financial Officer, had carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, had concluded that the Company’s disclosure controls and procedures were effective at March 31, 2014. In light of the findings of the Audit Committee investigation and a review made by the Company in connection with the preparation of the restatement presented in this Form 10-Q/A, current management, under the supervision of our current Interim Chief Executive Officer and our current Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures and, based on that evaluation, concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2014.

The Company’s current management based its conclusion on the following: The controls and procedures and internal control over financial reporting that had existed at December 31, 2013, as disclosed in the Amended 10-K, had not been remediated at March 31, 2014. Moreover, current management identified additional weaknesses in internal control over financial reporting at March 31, 2014. The material weaknesses and remedial steps being taken by the Company are discussed below.

Material Weaknesses in Disclosure Controls and Procedures

As disclosed in the Amended 10-K, the Company’s disclosure controls and procedures were not properly designed or implemented to ensure that the information contained in the Company’s periodic reports and other SEC filings correctly reflected the information contained in the Company’s accounting records and other supporting information and, in the case of AFFO per share (a non-GAAP measure that is an important industry metric), was correctly calculated. In addition, the Company did not have appropriate controls to ensure that its SEC filings were reviewed on a timely basis by senior management or that significant changes to amounts or other disclosures contained in a document that had previously been reviewed and approved by the Audit Committee were brought to the attention of the Audit Committee or its Chair for review and approval before the document was filed with the SEC. Finally, the Company did not have appropriate controls over the formulation of AFFO per share guidance or the periodic re-assessment of the Company’s ability to meet its guidance.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In its Amended 10-K, the Company disclosed that, during 2013, due in part to a number of large portfolio acquisitions, the Company experienced significant growth and increases in the complexity of its financial reporting and number of non-routine transactions. In late 2013 and early in the first quarter 2014, as a result of the anticipation and then completion of the

Company’s transition to self-management and acquisitions of ARCT IV and Cole Capital, the complexity of the Company’s transactions and the need for accounting judgments and estimates became more prevalent and had a severe impact on the Company’s control environment.

Control Environment - The Company failed to implement and maintain an effective internal control environment that had appropriate processes to manage the changes in business conditions resulting from the volume and complexity of its 2013 and first quarter 2014 transactions, combined with the pressure of market expectations inherent in announcing AFFO per share guidance for 2014.

The control environment, as part of the internal control framework, sets the tone of an organization, influencing the control consciousness of its people and providing discipline and structure. Among the deficiencies in the control environment were failures to:

•	Emphasize the importance of adherence to the Company’s Code of Business Conduct and Ethics;

•	Establish appropriate policies and procedures surrounding the accounting treatment and classification of merger-related expenses, goodwill, impairments and purchase accounting;

•	Establish controls designed to prevent changes to the financial statements and supporting financial information by senior management without the proper levels of review, support and approval; and

•	Establish controls designed to ensure that accounting employees would not be subject to pressure to make inappropriate decisions affecting the financial statements and/or the financial statement components of the calculation of AFFO, and that accounting concerns raised by employees would be timely and appropriately addressed by senior management.

Related Party Transactions and Conflicts of Interest - As disclosed in the Amended 10-K, the Company did not maintain the appropriate controls to assess, authorize and monitor related party transactions, validate the appropriateness of such transactions or, manage the risks arising from contractual relationships with affiliates. Without the appropriate controls, the Company made certain payments to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny.

Equity-Based Compensation - As disclosed in the Amended 10-K, the Company did not maintain appropriate controls over various grants of equity-based compensation. In the fourth quarter of 2013, in anticipation of the Company’s transition to self-management, the Company entered into employment agreements with the Company’s former Executive Chairman and Chief Executive Officer and its former Chief Financial Officer (which took effect on January 8, 2014), and also approved the 2014 Multi-Year Outperformance Plan pursuant to which awards were made to them on January 8, 2014. Without the appropriate controls, these documents contained terms that were inconsistent with the terms authorized by the Compensation Committee. Additionally, the Company did not obtain copies of or administer the equity awards made by means of block grants allocated by the Former Manager and its affiliates, nor did it review the awards for consistency with the Compensation Committee’s authorization.

Aggregation of Significant Deficiencies Within Business Process - Level Control Activities and Financial Reporting Controls - The following significant deficiencies together constitute a material weakness:

•	Accounting Close Process - As disclosed in the Amended 10-K, the Company did not have consistent policies and procedures throughout its offices relating to purchase accounting, accounting for gain or loss on disposition and testing for impairment. In addition, senior management did not establish clear reporting lines and job responsibilities, or promote accountability over business process control activities.

•	Critical Accounting Estimates and Non-Routine Transactions - As disclosed in the Amended 10-K, the Company did not maintain effective controls or develop standardized policies and procedures for critical accounting estimates and non-routine transactions, including management review and approval of the accounting treatment of all critical and significant estimates on a periodic basis.

Cash Reconciliations and Monitoring - The Company did not implement appropriate controls to record payments received and to reconcile its cash receipts and bank accounts on a timely basis.

Information Technology General Controls - Access, Authentication and Information Technology Environment - The Company did not maintain effective information technology environmental and governance controls, including controls over information systems security administration and management functions in the following areas: (a) granting and revoking user access rights; (b) timely notification of user departures; (c) periodic review of appropriateness of access rights; (d) physical access restrictions; and (e) segregation of duties.

Information Technology General Controls Over Management of Third Party Service Providers - When the transition services agreement between the Company and the Former Manager was terminated on January 8, 2014, the Company did not enter into a follow-on formal agreement with the affiliate of the Former Manager that managed technology infrastructure and systems significant to the Company’s financial reporting process. Without a formal agreement governing the delivery of services, the Company’s management cannot make any assertions about the operating effectiveness of the third party service provider’s controls over information systems, programs, data and processes financially significant to the Company or the security of the Company’s data under the control of the related third party service provider.

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

Control Environment - During the fourth quarter of 2014, the Company underwent a change in senior leadership as a result of the resignations of the Company’s Executive Chairman of the Board, Chief Executive Officer and director, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. The Audit Committee, the Board of Directors and new senior leadership are committed to establishing a culture of compliance, integrity and transparency and have begun communicating their commitment and expectations to all employees of Company. This commitment will also be an important consideration in the Board of Directors’ selection of a new independent Chairman of the Board of Directors and a permanent Chief Executive Officer pursuant to its previously-announced search process.

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

The Company is also in the process of strengthening its controls in a number of areas highlighted by the Audit Committee investigation, as follows:

•	Adding additional layers of review of the Company’s significant accounting policies and estimates, including the bonus accrual process;

•	Improving the controls around decisions on whether or not to reflect certain accounting adjustments in the Company’s books and records and/or to report such adjustments within financial statements, by revising its policies, implementing additional review and training all accounting personnel on the revised policies;

•	Adopting new accounting policies that incorporate technical accounting guidance as to when expenses may be appropriately classified as merger-related expenses, and conducting training on the implementation of this policy with relevant members of its accounting staff; and

•	Adopting new practices surrounding the calculation and presentation of AFFO and the formulation and review of AFFO guidance.

Financial Reporting Disclosure Controls - Under the oversight of the Audit Committee, the Company is in the process of creating a chartered Disclosure Committee to be comprised of senior attorneys, accounting personnel and executives and heads of other pertinent firm-wide disciplines. The Chair of the Disclosure Committee will have ongoing dialogue with the Audit Committee and the Board of Directors on how the Disclosure Committee is fulfilling its mandate to ensure the timeliness, accuracy, completeness and quality of the Company’s SEC filings and other public disclosures. The Disclosure Committee will be responsible for establishing and administering a process by which certain personnel in relevant functions and areas will be required to provide sub-certifications in support of the certifications that the Company’s principal executive and principal financial officers are required to provide in connection with each periodic SEC report. Processes will be implemented to help plan appropriately for quarterly financial reporting as well as securities offerings.

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

Related Party Transactions and Conflicts of Interest - The resignation of the members of senior management affiliated with the Former Manager has eliminated certain conflicts of interest that existed prior to such resignations.

The Audit Committee’s investigation identified certain payments made by the Company to the Former Manager or its affiliates that were not sufficiently documented or otherwise require scrutiny. In November 2014, as a result of the Audit Committee investigation, the Company terminated a lease agreement with an affiliate of its Former Manager for space in a building in Newport, Rhode Island. The Company, which never occupied the building, was reimbursed for certain leasehold improvements and other costs by delivery of 916,423 OP Units valued at approximately $8.5 million, which were retired. The Company is considering whether it has a right to seek recovery for any other such payments and, it so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery.

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

The Company has also enhanced the procedures for review and approval of potential related party transactions with directors, director nominees, executive officers, 5% shareholders and their immediate family members through the adoption of a new related party transactions policy administered by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will annually assess the use and effectiveness of the policy.

Equity-Based Compensation - The Company has recently obtained copies from ARC of all equity awards made by means of block grants allocated by the Former Manager or its affiliates and will seek to assume administration of those awards. In addition, the Company will review these equity awards for consistency with Compensation Committee authorization.

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

Accounting Close Process - The Company has begun to standardize its internal accounting close process and intends to complete the integration of its accounting and financial reporting processes among its various offices. Toward this end, the Company has documented, and intends to continue to document, its key and significant operational activities and accounting policies and procedures. In addition, the Company has designed and implemented internal controls within its accounting close process to ensure that closing activities, such as reconciliations, timely reviews, journal entry reviews and comprehensive financial analysis, are performed and reviewed. The Company intends to create a financial reporting sub-certification process and is defining key roles and responsibilities within the organizational structure. Lastly, the Company has conducted trainings, and will conduct additional trainings, for its accounting and other professionals to ensure the accounting close processes and entity level and company level controls and procedures are well defined, documented and implemented to support operational effectiveness.

Critical Accounting Estimates and Non-Routine Transactions - The Company has documented various critical accounting policies, and intends to continue to document new accounting policies and to update its existing documentation for any noted changes on a timely basis. New policies have been communicated to the relevant Company employees. The Company has also established a process under which senior management approves all critical accounting estimates and non-routine transactions on a periodic basis as part of the financial close and reporting processes.

Cash Reconciliations and Monitoring - The Company has documented treasury and accounting policies and procedures, implemented controls over the monitoring and reconciliation of cash accounts and plans to review all bank accounts associated with the Company. In addition, the Company has established roles and responsibilities to monitor and account for its various bank accounts.

Information Technology General Controls - Access, Authentication and IT Environment - The Company has implemented an access management system to govern the granting and revocation of user access rights and standardized the administration of access to financially significant systems within the information technology organization. The system maintains a database of access grants and a record of business approvals. The controls governing access to programs and data have been updated to reflect the use of the access management system. The Company has trained business approvers, managers, information technology staff, and human resources staff on the revised controls and their respective roles and responsibilities within each control. The process for managing and conducting the periodic system access reviews has been standardized across all systems. Periodic access reviews will be managed by the Information Technology department to ensure adherence to the control standard.

Information Technology General Controls Over Management of Third Party Service Providers - Executive management responsible for this directive is no longer with the Company. The Company is working to complete the integration of systems, offices and business processes so as to remove the dependencies on the formerly affiliated party service provider as soon as possible. The Company is also establishing a control framework to ensure all service providers have the appropriate contracts and service level agreements in place prior to initiation of any services.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting other than certain integration activities relating to the Company’s acquisitions of large portfolios in 2013, ARCT IV and Cole Real Estate Investments, Inc.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The information contained in Note 17 — Commitments and Contingencies to our consolidated financial statements in this Form 10-Q/A is incorporated by reference into this Item 1. Also, please refer to Note 24 — Subsequent Events (As Restated) in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (“SEC”) (the “Amended 10-K”).

Item 1A.	Risk Factors. (As Restated)

Based on the events surrounding the investigation conducted by the Audit Committee, the Company has identified changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013 as originally filed. Refer to the Amended 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of March, 2015.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ Michael Sodo
Michael Sodo Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 2, 2015

EXHIBITS

The following exhibits are included in, or incorporated by reference into, this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.51(1)	Augmenting Lender Supplement, dated as of March 31, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.’s Amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 19 of the Securities Exchange Act of 1934, as amended.

*	Filed herewith
†	To be filed by amendment.
(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 filed with the SEC on May 8, 2014.