Form 10-Q/A
period 2014-06-30
American Realty Capital Properties, Inc.
filed 2015-03-02
CIK 1507385

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

Explanatory Note

American Realty Capital Properties, Inc. (the “Company,” “its,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 29, 2014 (the “Original Filing”), to restate and amend its previously-issued consolidated financial statements and related financial information for the fiscal quarters ended June 30, 2013 and 2014.

Concurrently with the filing of this Form 10-Q/A, the Company is filing (i) an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to restate and amend its previously-issued audited consolidated financial statements and related financial information for the fiscal years ended December 31, 2013 and 2012 and (ii) an amendment to its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2014 to restate and amend its previously-issued unaudited consolidated financial statements and related financial information for this period and the comparable fiscal period of 2013 (collectively, with this Form 10-Q/A, the “Amended Filings”). The Company is also filing its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2014, which is also being concurrently filed, and includes restated and amended unaudited consolidated financial statements and related financial information for the fiscal period ended September 30, 2013.

The following sections of this Form 10-Q/A contain information that has been amended where necessary to reflect the restatement and certain other events that have occurred subsequent to July 29, 2014, the date of the original filing with the SEC:

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

	Year Ended December 31, 2013
	As Previously Reported (1)	As Restated	$ Change Fav/(Unfav)	% Change
Selected balance sheet amounts
Total assets	$7,807,979	$7,809,083	$1,104	0.01%
Total liabilities	5,285,446	5,310,556	(25,110)	(0.48)%
Total equity	2,253,234	2,229,228	(24,006)	(1.07)%
Selected statement of operations amounts
Total revenues	$329,878	$329,323	$(555)	(0.17)%
Total operating expenses	640,704	665,228	(24,524)	(3.83)%
Net loss attributable to stockholders	(474,740)	(491,499)	(16,759)	(3.53)%
Selected cash flow amounts
Net cash provided by operating activities	$12,769	$11,918	$(851)	(6.66)%
Net cash used in investing activities	(4,542,759)	(4,541,718)	1,041	0.02%
Net cash provided by financing activities	4,290,140	4,289,950	(190)	—%
Net change in cash and cash equivalents	(239,850)	(239,850)	—	—%
Funds from operations and adjusted funds from operations amounts - net method (2)
Funds from operations	$(263,382)	$(285,076)	$(21,694)	(8.24)%
Adjusted funds from operations	236,374	192,416	(43,958)	(18.60)%
AFFO per share	$1.07 (3)	0.87	(0.20)	(18.69)%

(1)	The amounts reflect the recasting of the Company’s historical financial statements to present the effects of the Company’s acquisition of American Realty Capital Trust IV, Inc., an entity previously deemed to be under common control with the Company, for all periods that entities were under common control as previously disclosed in the Company’s Current Report on From 8-K, dated May 20, 2014.
(2)	The net method is defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Funds – Funds from Operations and Adjusted Funds from Operations (As Restated)” in Item 2 of this Form 10-Q/A.
(3)	AFFO per share was not previously reported. It has been derived utilizing the previously reported AFFO and weighted average shares of 221,378,676.

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

For discussion of the restatement adjustments, see Note 2 – Restatement of Previously Issued Financial Statements in the Company’s Amended Quarterly Report on Form 10-Q/A for the fiscal period ended March 31, 2014.

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

For discussion of the restatement adjustments, see Note 2 – Restatement of Previously Issued Financial Statements in this Form 10-Q/A.

Internal Control Considerations

In light of the findings of the Audit Committee’s investigation and a review by the Company in connection with the preparation of the restatements, the Company’s new management re-evaluated the Company’s internal control over financial reporting and its disclosure controls and procedures at December 31, 2013 and concluded that they were not effective. These material weaknesses had not been remediated, and additional material weaknesses in our internal control over financial reporting existed, at March 31, 2014, June 30, 2014 and September 30, 2014. In addition, at those dates, our disclosure controls and procedures were not effective. The material weaknesses at June 30, 2014 and the Company’s plans for remediation are described in Part I, Item 4. Controls and Procedures in this Form 10-Q/A. The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the Audit Committee.

Management Changes

During the fourth quarter of 2014, the following executive officers resigned from all positions with the Company and its subsidiaries: Mr. Schorsch, Executive Chairman of the Board of Directors; Mr. Block, Chief Financial Officer; David S. Kay, Chief Executive Officer and a director; Lisa E. Beeson, President and Chief Operating Officer; and Lisa P. McAlister, Chief Accounting Officer. In connection with their resignations, these individuals relinquished an aggregate of approximately 2.7 million shares of stock as well as all outstanding participation in the Company’s 2014 Outperformance Plan.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q/A (Amendment No. 1)

June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except for share and per share data) (Unaudited)

	June 30, 2014 (As Restated) (1)	December 31, 2013 (As Restated) (1)
ASSETS
Real estate investments, at cost:
Land	$3,343,235	$1,380,308
Buildings, fixtures and improvements	12,420,626	5,297,400
Land and construction in progress	62,594	21,839
Acquired Intangible lease assets	2,227,393	759,595

Total real estate investments, at cost	18,053,848	7,459,142
Less: accumulated depreciation and amortization	(660,617)	(267,278)

Total real estate investments, net	17,393,231	7,191,864
Investment in unconsolidated entities	102,047	—
Investment in direct financing leases, net	62,094	66,112
Investment securities, at fair value	219,204	62,067
Loans held for investment, net	97,587	26,279
Cash and cash equivalents	195,529	52,725
Restricted cash	69,544	35,921
Intangible assets, net	347,618	—
Deferred costs and other assets, net	418,199	280,661
Goodwill	2,293,020	92,789
Due from affiliates	73,686	—
Assets held for sale	38,737	665

Total assets	$21,310,496	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,227,494	$1,301,114
Corporate bonds, net	2,546,089	—
Convertible debt, net	975,003	972,490
Credit facilities	1,896,000	1,969,800
Other debt, net	146,158	104,804
Below-market lease liabilities, net	281,954	77,169
Accounts payable and accrued expenses	174,942	730,571
Deferred rent, derivative and other liabilities	223,419	40,271
Distributions payable	10,779	10,903
Due to affiliates	3,184	103,434

Total liabilities	10,485,022	5,310,556

Series D preferred stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at June 30, 2014 and December 31, 2013, respectively	269,299	269,299

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,730,013 and 42,199,547 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	427	422
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 907,918,821 and 239,234,725 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9,079	2,392
Additional paid-in capital	11,901,675	2,940,907
Accumulated other comprehensive income	7,058	7,666
Accumulated deficit	(1,639,208)	(877,957)

Total stockholders’ equity	10,279,031	2,073,430
Non-controlling interests	277,144	155,798

Total equity	10,556,175	2,229,228

Total liabilities and equity	$21,310,496	$7,809,083

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated) (1)	2013 (As Restated) (1)	2014 (As Restated) (1)	2013 (As Restated) (1)
Revenues:
Rental income	$314,519	$52,664	$558,934	$93,651
Direct financing lease income	1,181	—	2,187	—
Operating expense reimbursements	29,256	2,281	50,732	4,191
Cole Capital revenue	37,222	—	91,479	—

Total revenues	382,178	54,945	703,332	97,842

Operating expenses:
Cole Capital reallowed fees and commissions	7,068	—	41,504	—
Acquisition related (2)	7,201	37,266	20,618	47,593
Merger and other non-routine transactions (3)	7,422	5,865	167,720	129,433
Property operating	39,286	3,086	69,041	5,635
Management fees to affiliates	—	—	13,888	12,493
General and administrative (4)	40,012	6,283	96,504	14,055
Depreciation and amortization	250,739	33,681	424,581	60,434
Impairment of real estate	1,556	—	1,556	—

Total operating expenses	353,284	86,181	835,412	269,643

Operating income (loss)	28,894	(31,236)	(132,080)	(171,801)

Other (expense) income:
Interest expense, net	(103,897)	(11,424)	(224,848)	(18,225)
Extinguishment of debt, net	(6,469)	—	(15,868)	—
Other income, net	11,936	1,523	22,146	2,522
Gain (loss) on derivative instruments, net	14,207	(31,174)	7,086	(31,179)
Loss on disposition of properties and assets held for sale, net	(1,269)	—	(18,874)	—
Gain on sale of investments	—	—	—	451

Total other expenses, net	(85,492)	(41,075)	(230,358)	(46,431)

Net loss from continuing operations	(56,598)	(72,311)	(362,438)	(218,232)

Discontinued operations:
Income from operations of held for sale properties	—	36	—	20

Net loss from discontinued operations	—	36	—	20

Net loss	(56,598)	(72,275)	(362,438)	(218,212)
Net loss attributable to non-controlling interests	1,878	2,672	16,274	4,729

Net loss attributable to the Company	$(54,720)	$(69,603)	$(346,164)	$(213,483)

Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.35)	$(0.58)	$(1.17)

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
(2)	Includes $113,000 and $19.9 million to affiliates for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $26.8 million to affiliates for the six months ended June 30, 2014 and 2013, respectively.
(3)	Includes $40,000 and $255,000 to affiliates for the three months ended June 30, 2014 and 2013, respectively, and $137.8 million and $107.0 million to affiliates for the six months ended June 30, 2014 and 2013, respectively.
(4)	Includes $437,000 and $4.1 million to affiliates for the three months ended June 30, 2014 and 2013, respectively, and $16.0 million and $9.3 million to affiliates for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated) (1)	2013 (As Restated) (1)	2014 (As Restated) (1)	2013 (As Restated) (1)

Net loss	$(56,598)	$(72,275)	$(362,438)	$(218,212)

Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(7,283)	14,058	(9,581)	12,881
Unrealized (loss) gain on investment securities, net	5,878	(1,793)	8,973	(1,365)

Total other comprehensive income (loss)	(1,405)	12,265	(608)	11,516

Total comprehensive loss	(58,003)	(60,010)	(363,046)	(206,696)
Net loss attributable to non-controlling interests	1,878	2,672	16,274	4,729

Total comprehensive loss attributable to the Company	$(56,125)	$(57,338)	$(346,772)	$(201,967)

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (In thousands, except for share data)

(Unaudited)

(As restated for the six months ended June 30, 2014 and as of December 31, 2013) (1)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2013 (As Restated)	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock, net (2)	—	—	662,305,318	6,623	8,916,947	—	—	8,923,570	—	8,923,570
Conversion of Common OP Units to common stock	—	—	1,017,355	10	14,715	—	—	14,725	(14,725)	—
Conversion of Preferred OP Units to Series F Preferred Stock	530,466	5	—	—	10,795	—	—	10,800	(10,800)	—
Issuance of restricted share awards, net	—	—	5,361,423	54	(2,073)	—	—	(2,019)	—	(2,019)
Equity-based compensation	—	—	—	—	20,384	—	—	20,384	6,880	27,264
Distributions declared on common stock	—	—	—	—	—	—	(368,339)	(368,339)	—	(368,339)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(21,967)	(21,967)
Distributions to participating securities	—	—	—	—	—	—	(2,280)	(2,280)	—	(2,280)
Distributions to preferred shareholders	—	—	—	—	—	—	(44,468)	(44,468)	—	(44,468)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Net loss	—	—	—	—	—	—	(346,164)	(346,164)	(16,274)	(362,438)
Other comprehensive income	—	—	—	—	—	(608)	—	(608)	—	(608)

Balance, June 30, 2014 (As Restated)	42,730,013	$427	907,918,821	$9,079	$11,901,675	$7,058	$(1,639,208)	$10,279,031	$277,144	$10,556,175

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
(2)	Includes $2.2 million to affiliates of the Former Manager (as defined in Note 1) for the six months ended June 30, 2014.

The consolidated statements of changes in equity continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (In thousands, except for share data) – (Continued)

(Unaudited)

(As restated for the six months ended June 30, 2013) (1)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2012 (As Restated)	6,990,328	$70	184,553,676	$1,846	$1,778,883	$(3,934)	$(124,286)	$1,652,579	$16,181	$1,668,760
Issuance of preferred stock	35,930,885	360	—	—	—	—	—	360	—	360
Issuance of common stock	—	—	63,056,895	628	1,967,315	—	—	1,967,943	—	1,967,943
Excess of ARCT IV Merger consideration over historical cost	—	—	—	—	(555,683)	—	—	(555,683)	—	(555,683)
Offering cost, commissions and dealer manager fees (2)	—	—	—	—	(163,814)	—	—	(163,814)	—	(163,814)
Common stock issued through dividend reinvestment plan	—	—	832,591	8	20,607	—	—	20,615	—	20,615
Common stock repurchases	—	—	(27,697,412)	(277)	(350,120)	—	—	(350,397)	—	(350,397)
Conversion of OP Units to common stock	—	—	599,233	6	5,793	—	—	5,799	(5,799)	—
Equity-based compensation	—	—	345,491	3	3,106	—	—	3,109	3,682	6,791
Distributions declared on common stock	—	—	—	—	—	—	(109,972)	(109,972)	—	(109,972)
Issuance of OP Units to affiliate	—	—	—	—	—	—	—	—	107,771	107,771
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,463)	(3,463)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	29,758	29,758
Net loss	—	—	—	—	—	—	(213,483)	(213,483)	(4,729)	(218,212)
Other comprehensive income	—	—	—	—	—	11,516	—	11,516	—	11,516

Balance, June 30, 2013 (As Restated)	42,921,213	$430	221,690,474	$2,214	$2,706,087	$7,582	$(447,741)	$2,268,572	$143,401	$2,411,973

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
(2)	Includes $158.7 million to affiliates of the Former Manager (as defined in Note 1) for the six months ended June 30, 2013.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014 (As Restated) (1)	2013 (As Restated) (1)
Cash flows from operating activities:
Net loss	$(362,438)	$(218,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of OP Units	92,884	107,771
Depreciation and amortization	473,184	64,780
Loss on disposition of properties and assets held for sale, net	18,874	—
Equity-based compensation	27,264	6,791
Equity in income of unconsolidated entities	385	—
Distributions from unconsolidated entities	4,033	—
(Gain) loss on derivative instruments	(7,086)	45
Gain on sale of investments, net	—	(451)
Impairment of real estate	1,556	—
Unrealized loss on contingent value rights obligations, net of settlement payments	—	31,134
Gain on extinguishment of debt	(16,985)	—
Changes in assets and liabilities:
Investment in direct financing leases	525	—
Deferred costs and other assets, net	(93,553)	(10,263)
Due from affiliates	(5,685)	—
Accounts payable and accrued expenses	(51,771)	4,160
Deferred rent, derivative and other liabilities	(8,732)	2,676
Due to affiliates	(41,262)	1,349

Net cash provided by (used in) operating activities	31,193	(10,220)

Cash flows from investing activities:
Investments in real estate and other assets	(1,246,588)	(2,129,677)
Acquisition of a real estate business, net of cash acquired	(756,232)	—
Investment in direct financing leases	—	(76,410)
Capital expenditures	(9,989)	(30)
Real estate developments	(21,733)	—
Principal repayments received from borrowers	4,155	—
Investments in unconsolidated entities	(2,500)	—
Proceeds from disposition of properties	94,823	—
Investment in intangible assets	(266)	—
Deposits for real estate investments	(129,602)	(47,086)
Uses and refunds of deposits for real estate investments	196,075	—
Purchases of investment securities	—	(81,460)
Line of credit advances to affiliates	(80,300)	—
Line of credit repayments from affiliates	15,600	—
Proceeds from sale of investment securities	—	44,188
Change in restricted cash	(15,499)	—

Net cash used in investing activities	(1,952,056)	(2,290,475)

Cash flows from financing activities:
Proceeds from mortgage notes payable	718,275	6,924
Payments on mortgage notes payable	(876,874)	—
Payments on other debt	(7,524)	—
Proceeds from credit facilities	3,246,000	825,000
Payments on credit facilities	(4,628,800)	(349,604)
Proceeds from corporate bonds	2,545,760	—
Payments of deferred financing costs	(84,165)	(41,461)
Common stock repurchases	—	(350,396)
Proceeds from issuances of preferred shares	—	445,000
Proceeds from issuances of common stock, net offering costs	1,593,462	1,810,042
Consideration to the Former Manager (as defined in Note 1) for internalization	—	—
Contributions from non-controlling interest holders	982	29,758
Distributions to non-controlling interest holders	(15,831)	(3,111)
Distributions paid	(427,618)	(90,740)
Change in restricted cash	—	(844)

Net cash provided by financing activities	2,063,667	2,280,568

The consolidated statements of cash flows continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014 (As Restated) (1)	2013 (As Restated) (1)
Net change in cash and cash equivalents	$142,804	$(20,127)
Cash and cash equivalents, beginning of period	52,725	292,575

Cash and cash equivalents, end of period	$195,529	$272,448

Supplemental disclosures:
Cash paid for interest	$137,844	$11,004
Cash paid for income taxes	$7,622	$382
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	5,534	—
Common stock issued through distribution reinvestment plan	$—	$20,619

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.

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

The Company operates through two business segments, Real Estate Investment (“REI”) and private capital management, Cole Capital (“Cole Capital”), as further discussed in Note 6 — Segment Reporting (As Restated). Substantially all of the Company’s REI segment is conducted through ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The Company is the sole general partner and holder of 97.3% of the common equity interests in the OP as of June 30, 2014. As of June 30, 2014, certain affiliates of the Company and certain unaffiliated investors are limited partners and owners of 1.7% and 1.0%, respectively, of the common equity interests in the OP. Under the limited partnership agreement of the OP (“LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by the Company, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of the Company’s common stock or, at the option of the Company, a corresponding number of shares of the Company’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

Note 2 — Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheets as of June 30, 2014 and December 31, 2013 and its consolidated statements of operations and consolidated statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013. In addition, the Company has restated its consolidated statements of changes in equity and consolidated statements of cash flows for the three and six months ended June 30, 2014 and 2013, along with certain related notes to such restated

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

consolidated financial statements. In addition, the December 31, 2013 and June 30, 2013 balance sheets, as disclosed in Note 3 — Mergers and Acquisitions (As Restated), have also been recast in applying the carryover basis of accounting to include the effects of the merger with American Realty Capital Trust IV, Inc. (“ARCT IV”).

The Company determined that the restatement was necessary after an investigation was conducted by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) with the assistance of independent counsel and forensic accountants. The Audit Committee initiated the investigation in response to concerns regarding accounting practices and other matters that were first reported to it on September 7, 2014. The restatement corrects errors that were identified as a result of the investigation, as well as certain other errors that were identified by the Company. In addition, the restatement reflects corrections of certain immaterial errors and certain previously identified errors that were identified by the Company in the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements for the three and six months ended June 30, 2014 were originally issued. In connection with the restatement, the Company has determined that it would be appropriate to correct such errors.

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

Three Months Ended and Six Months Ended June 30, 2013 Error Corrections

Merger and Other Non-routine Transaction Related

In light of findings of the investigation conducted by the Audit Committee, the Company performed an internal review of all acquisition, merger and other non-routine transaction related expenses. The work resulted in the identification of the following errors:

•	The Company identified $13.0 million of management fees that were improperly classified as merger and other non-routine transaction related expenses. Such amounts have been properly classified as management fees to affiliates for the six months ended June 30, 2013. No such expenses were identified in the three months ended June 30, 2013.

•	Upon consummation of the ARCT III Merger (as defined in Note 3 — Mergers and Acquisitions (As Restated)), the OP entered into an agreement with an affiliate to acquire certain furniture, fixtures, equipment (“FF&E”) and other assets. The Company originally capitalized $4.1 million of FF&E costs and expensed $1.7 million of costs during the six months ended June 30, 2013. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction related expense for the six months ended June 30, 2013. No such expenses were identified in the three months ended June 30, 2013. See Note 20 — Related Party Transactions and Arrangements (As Restated) for further discussion.

•	The Company has determined that it should have recorded a controlling interest transfer tax liability totaling $1.1 million upon consummation of the ARCT III Merger (each, as defined in Note 3 — Merger and Acquisitions (As Restated)). The accrual and corresponding merger and other non-routine transaction related expense are recorded for the six months ended June 30, 2013. No such expenses were identified in the three months ended June 30, 2013.

•	The Company identified $1.0 million of costs during the six months ended June 30, 2013 that were improperly classified as merger and other non-routine transaction related expenses that should have been capitalized as deferred financing costs and amortized accordingly. As such, an adjustment to properly record and amortize the deferred financing costs has been made for the six months ended June 30, 2013. As a result of capitalizing these deferred financing costs, additional interest expense of $0.6 million was recorded for the six months ended June 30, 2013. No such expenses were identified in the three months ended June 30, 2013.

•	During the three and six months ended June 30, 2013, the Company improperly classified $0.4 million and $5.9 million, respectively, as “merger-related.” As restated, the amounts have been reclassified from merger and other non-routine transaction related expenses to general and administrative expenses.

•	The Company identified a net amount of $87,000 of merger and other non-routine transaction related expenses that were improperly recorded in each of the three and six months ended June 30, 2013. As such, the Company properly decreased merger and other non-routine transaction related expense by this amount in the period.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

The Company has updated the caption from “merger and other transaction related” to “merger and other non-routine transactions” to appropriately include non-recurring costs that may not have been incurred solely for a merger transaction. See Note 4 — Summary of Significant Accounting Policies (As Restated) for a further breakout of the merger costs and other non-routine transactions.

In addition, the Company has included $3.5 million and $4.3 million during the three and six months ended June 30, 2013, respectively, in equity-based compensation that was previously reported on a separate line item, within general and administrative expenses.

Operating Fees to Affiliate

The Company identified $0.5 million of operating fees to affiliate was incorrectly recorded in the six months ended June 30, 2013. Therefore, the Company decreased operating fees to affiliate by this amount. No such expenses were identified in the three months ended June 30, 2013.

This line item caption has been updated to “management fees to affiliates” in the accompanying consolidated statements of operations.

Net Loss Attributable to Non-controlling Interests

The original calculation of the net loss attributable to non-controlling interest holders for the six months ended June 30, 2013 excluded expenses that were improperly recorded at the Company level. These expenses were incurred by the OP, and therefore should have been included in the Company’s determination of the net loss attributable to its non-controlling interest holders. In addition, the net loss attributable to the non-controlling interest holders has been adjusted to reflect the impact of the cumulative restatement adjustments discussed and presented herein. As a result, the Company recorded an adjustment of $2.2 million for the three months ended June 30, 2013 and $3.8 million for the six months ended June 30, 2013 for net loss attributable to non-controlling interest holders.

Three Months Ended and Six Months Ended June 30, 2014 Error Corrections

Merger and Other Non-routine Transaction Related

In light of the findings of the investigation conducted by the Audit Committee, the Company performed an internal review of all acquisition, merger and other non-routine transaction related expenses. The work resulted in the identification of the following errors:

•	The Company identified a net amount of $16.1 million of merger and other non-routine transaction related expenses that were improperly recorded in the three months ended March 31, 2014. Of this amount, a net amount of $14.5 million has been properly recorded in the year ended December 31, 2013 and a net amount of $1.6 million has been properly recorded in the three months ended June 30, 2014. Additional expenses of $1.2 million were identified and recorded in the three months ended June 30, 2014. These adjustments resulted in a net decrease in merger and other non-routine transaction related expenses of $13.4 million for the six months ended June 30, 2014.

•	Upon consummation of the ARCT IV Merger (as defined in Note 3 — Mergers and Acquisitions (As Restated)), the OP entered into an agreement with an affiliate to acquire certain furniture, fixtures, equipment (“FF&E”) and other assets. The Company originally capitalized $2.1 million of FF&E costs during the six months ended June 30, 2014. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction related expense for the six months ended June 30, 2014. No such expenses were identified in the three months ended June 30, 2014. See Note 20 — Related Party Transactions and Arrangements for further discussion.

•

The Company identified $0.8 million and $21.3 million of costs during the three and six months ended June 30, 2014, respectively, that were improperly classified as merger and other non-routine transaction related expense that should have been capitalized as deferred financing costs and amortized accordingly. As such, an adjustment to properly record and amortize the deferred financing costs has been made for the three and six months ended June 30, 2014. As a result

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

of capitalizing these deferred financing costs, additional interest expense of $1.3 million and $10.0 million and extinguishment of debt expense of $0.9 million and $3.2 million was recorded for the three and six months ended June 30, 2014, respectively.

•	The Company identified $1.4 million of merger and other non-routine transaction related expenses that should have been classified as loss on disposition of properties. Such amount has been properly classified for the three and six months ended June 30, 2014.

•	The Company improperly classified $5.2 million and $14.5 million of expenses in the three and six months ended June 30, 2014, respectively, as merger related. However, the Company has determined that such amounts should have been accounted for as general and administrative expenses for the respective periods.

•	The Company identified $13.8 million of management fees that were improperly classified as merger and other non-routine transaction related expenses. Such amounts have been properly classified as management fees to affiliates for the six months ended June 30, 2014. No such expenses were identified in the three months ended June 30, 2014.

•	Upon consummation of the ARCT III Merger and CapLease Merger (each, as defined in Note 3 – Merger and Acquisitions (As Restated)) in 2013, the Company did not properly accrue a controlling interest transfer tax liability for each respective merger. As such, the Company properly recorded an estimated $8.9 million as of December 31, 2013. The Company considered its existing accrual amount for such liabilities, in determining the liability amounts for the ARCT IV and Cole mergers that were consummated, noting that it had over accrued for such liabilities, and as a result recorded too much expense. Therefore, the Company properly reduced the expense recorded in the period by recording $4.0 million less expense for the six months ended June 30, 2014. No such expenses were identified in the three months ended June 30, 2014.

•	The Company improperly classified $0.7 million as merger and other non-routine transaction expenses that should have been classified as acquisition related expenses. Such amount has been properly classified for the three and six months ended June 30, 2014.

The Company has updated the caption from “merger and other transaction related” to “merger and other non-routine transactions” to appropriately include non-recurring costs that may not have been incurred solely for a merger transaction. See Note 4 —Summary of Significant Accounting Policies (As Restated) for a further breakout of the merger costs and non-routine transactions.

Acquisition-Related

The Company identified $0.5 million of general and administrative salary expense had been improperly recorded as acquisition related expense in the three months ended June 30, 2014. Additionally, the Company identified $1.0 million of acquisition related salary expense had been improperly recorded as general and administrative expense in the three months ended March 30, 2014 resulting in a net understatement of acquisition related expenses of $0.5 million in the six months ended June 30, 2014. As such, the Company properly recorded the expense in the three and six months ended June 30, 2014.

The Company identified $1.8 million of acquisition related expense had been recorded twice in the three and six months ended June 30, 2014. As such, the company properly adjusted the acquisition related expense and corresponding cash account.

General and Administrative

The Company’s estimate of annual bonuses of $5.8 million should have been accrued for and expensed as of and for the period ended June 30, 2014, in accordance with the Company’s accounting policy of accruing estimated bonuses throughout the year. As such, the Company recorded the bonus accrual and corresponding general and administrative expense for the three and six months ended June 30, 2014.

The Company identified $0.9 million and $2.5 million of general and administrative expenses that were recorded in the incorrect period. As such, the Company recorded these amounts as additional expense in the three and six months ended June 30, 2014, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Equity-based Compensation

The investigation found that equity awards made to Nicholas S. Schorsch and Brian S. Block in connection with the Company’s transition from external to internal management contained vesting provisions that, as drafted, were more favorable to them than the Compensation Committee had authorized. In addition, the investigation found that the Compensation Committee’s intention in respect of the OPP was that the maximum award pool opportunity should have been based upon the Company’s equity market capitalization as of the date of the approval of the OPP in October 2013, equaling approximately $120.0 million, rather than $218.1 million which was derived from a pro forma equity market capitalization giving effect to the closing of various transactions as of the Company’s transition to self-management. These items resulted in a decrease to stock-based compensation reported in general and administrative expense for the three and six months ended June 30, 2014 of $2.2 million and $8.4 million, respectively.

In addition, the Company assessed its accrual for distributions recorded on LTIP units, noting distributions had not been properly recorded. As a result, the Company increased the distributions recorded in equity and the accrual recorded for distributions payable for LTIP awards by $6.3 million as of June 30, 2014.

The Company also determined that the documentation of awards granted to its directors provided for accelerated vesting of shares upon voluntary resignation of the directors. As a result, the Company determined there was no required service period for the vesting of such awards, which decreased the stock based compensation reported in general and administrative expense by $1.2 million and increased the expense by $2.1 million for the three and six months ended June 30, 2014, respectively. Based upon the findings of the Audit Committee and the Company in connection with the recent review of the Company’s previously filed financial statements, the Company has subsequently modified such awards to provide that voluntary resignation would not accelerate the vesting of such awards.

The Company originally reported $9.3 million and $31.8 million during the three and six months ended June 30, 2014, respectively, in equity-based compensation in its own line item, however it now reports such compensation as general and administrative expenses.

Depreciation and Amortization

The Company identified that its depreciation expense was understated by $2.3 million in the three months ended March 31, 2014 and was overstated by the same amount in the three months ended June 30, 2014. As such, the Company properly adjusted depreciation expense for these periods.

In addition, the Company improperly recorded depreciation expense of $6.0 million in the three months ended June 30, 2014 for real estate properties acquired as of March 31, 2014. As such, the Company decreased depreciation expense by this amount for the three months ended June 30, 2014 and properly recorded this expense in the three months ended March 31, 2014.

Other Expense

As a result of the restatement corrections, the Company updated its tax provision calculation which resulted in additional tax expense of $2.2 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

Gain (Loss) on Disposition of Properties and Held for Sale Assets

Subsequent to the CapLease Merger and Cole Merger (each, as defined in Note 3 — Mergers and Acquisitions (As Restated)), the Company disposed of certain properties acquired in those mergers. The disposition of such properties resulted in a net gain on disposition for the three months ended June 30, 2014 and a net loss on disposition for the six months ended June 30, 2014; however, the Company incorrectly adjusted its purchase price allocation by adjusting its goodwill recorded in connection with the Mergers by $2.6 million and $10.9 million for the three and six months ended June 30, 2014, respectively. The Company has determined that there was not sufficient evidence to support adjusting its goodwill as a measurement period adjustment. As a result, the Company reversed the measurement period adjustments that were made to goodwill and recognized a net gain and loss on disposition for the three and six months ended June 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

In addition, the Company assigned goodwill associated with the certain Mergers to the Company’s REI segment. However, the Company determined that it did not properly account for disposals of real estate because a portion of goodwill was not included in the carrying amount of the associated real estate in its determination of the gain or loss on disposition. To correct the accounting, the Company allocated $2.2 million and $9.2 million in the three and six months ended June 30, 2014, respectively, of goodwill to real estate dispositions, which increased the loss on disposition of properties recognized in the three and six months ended June 30, 2014.

The Company did not properly classify a property as held for sale as of June 30, 2014. As such, the Company adjusted the fair value of the property at that date and recognized a loss on held for sale assets of $1.8 million for the three and six months ended June 30, 2014.

Gain (Loss) on Derivative Instruments

The Company determined that a portion of one of its interest rate swaps was incorrectly designated as effective, rather than ineffective for the three and six months ended June 30, 2014. Therefore, the Company incorrectly recorded the ineffective portion of the hedge through other comprehensive income (“OCI”), rather than earnings. The Company recorded a gain of $0.5 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and reversed the amounts from OCI for the respective periods.

As part of the Cole Merger, the Company acquired a derivative liability in the amount of $10.0 million for interest rate swaps. The swaps were subsequently settled in connection with the extinguishment of the related debt. This settlement should have been recorded as a reduction of the derivative liability acquired, however it was recorded as a loss on derivative instruments in the three months ended March 31, 2014. The Company previously corrected this in the three months ended June 30, 2014. In order to correct the period in which this adjustment was made, the Company decreased the amount recorded as a loss on derivative instruments in the three months ended March 31, 2014 and increased the amount recorded as a loss on derivative instruments in the three months ended June 30, 2014.

The Company identified a swap interest payment of $1.8 million was incorrectly classified as a loss on derivative instruments. To correct the accounting, the Company reclassified the loss on derivative instruments to interest expense in the three and six months ended June 30, 2014. Additionally, the Company identified $2.1 million recorded as loss on derivative instruments that should have been recorded as interest expense. The Company reclassified loss on derivative instruments to interest expense in the six months ended June 30, 2014. No such expenses were identified in the three months ended June 30, 2014.

Interest Expense

The Company determined that the breakage costs of an interest rate lock was incorrectly recorded as interest expense in the six months ended June 30, 2014, rather than OCI and amortized over the term of the lock. As such, $3.9 million of expense was reclassified from interest expense to OCI in the period ended June 30, 2014. No such expenses were identified in the three months ended June 30, 2014.

The Company identified a credit for interest expense of $1.1 million was incorrectly recorded in the three and six months ended June 30, 2014 as the credit was already recorded through a separate transaction. As such, the Company increased interest expense and decreased the receivable for this amount in the three and six months ended June 30, 2014.

The Company concluded that the interest expense related to a swap was underestimated by $1.4 million for the six months ended June 30, 2014. As such, the Company recorded additional interest expense for the respective amount. No such expenses were identified in the three months ended June 30, 2014.

The Company concluded that $5.0 million and $12.8 million of debt extinguishment costs for the three and six months ended June 30, 2014, respectively, which were originally reported as interest expense, should be reported as a separate line item caption within the consolidated statements of operations for the three and six months ended June 30, 2014. As such, the Company decreased interest expense by these amounts for the respective periods.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Net Loss Attributable to Non-controlling Interests

The original calculation of the net loss attributable to non-controlling interest holders for the three and six months ended June 30, 2014 excluded expenses that were improperly recorded at the Company level. These expenses were incurred by the OP, and therefore should have been included in the Company’s determination of the net loss attributable to its non-controlling interest holders. In addition, the net loss attributable to the non-controlling interest holders has been adjusted to reflect the impact of the cumulative restatement adjustments discussed and presented herein. As a result, the Company recorded an adjustment of $1.1 million and $1.4 million for the three and six months ended June 30, 2014, respectively, for net loss attributable to non-controlling interest holders.

Other Changes

Along with restating the consolidated financial statements to correct the errors discussed above, the Company recorded adjustments for certain previously identified immaterial accounting errors related to the three and six months ended June 30, 2014 that arose in the normal course of business. In connection with the original financial statement issuance, the Company assessed the impact of these immaterial errors and concluded that they were not material, individually or in the aggregate, to the consolidated financial statements. However, in conjunction with the restatement, the Company determined that it would be appropriate to correct such errors.

The original calculations of net loss per share for the three and six months ended June 30, 2014 were based on an incorrect weighted average share count. The original weighted average share count treated a portion of certain restricted share awards as outstanding common stock prior to the actual vesting date of such awards, and as a result, the weighted average share count was overstated for both periods. Therefore, the 2014 restated consolidated financial statements reflect decreases of 334,276 shares and 332,939 shares to the weighted average share counts used in the net loss per share calculations for the three and six months ended June 30, 2014.

The Company also recorded certain reclassifications to conform the presentation of its consolidated statement of operations for the six months ended June 30, 2014 and 2013.

In addition to the restatement of the consolidated financial statements, the Company has also restated the following notes for the three months ended June 30, 2014 and June 30, 2013 to reflect the error corrections noted above.

•	Note 3 – Mergers and Acquisitions

•	Note 4 – Summary of Significant Accounting Policies

•	Note 5 – Acquisitions of CapLease, Cole and CCPT

•	Note 6 – Segment Reporting

•	Note 7 – Real Estate Investments

•	Note 10 – Deferred Costs and Other Assets, Net

•	Note 11 – Fair Value of Financial Instruments

•	Note 12 – Mortgage Notes Payable

•	Note 15 – Derivatives and Hedging Activities

•	Note 16 – Accounts Payable and Accrued Expenses

•	Note 19 – Equity-based Compensation

•	Note 20 – Related Party Transactions and Arrangements

•	Note 22 – Net Loss Per Share

•	Note 23 – Property Dispositions

•	Note 24 – Income Taxes

•	Note 25 – Subsequent Events

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

The following tables present the combined impact of all changes, as described above, to the applicable line items in the consolidated financial statements to the Company’s previously issued consolidated financial statements for the periods ended June 30, 2014 and 2013 and the year ended December 31, 2013 (in thousands, except share and per share amounts):

June 30, 2014 and December 31, 2013 Restated Consolidated Balance Sheets

	June 30, 2014				December 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported (1)	Reclassifications	Restatement Adjustments	As Restated
ASSETS
Real estate investments, at cost:
Land	$3,361,195	$—	$(17,960)	$3,343,235	$1,379,453	$—	$855	$1,380,308
Buildings, fixtures and improvements	12,445,972	(3,623)	(21,723)	12,420,626	5,291,031	—	6,369	5,297,400
Land and construction in progress	62,594	—	—	62,594	21,839	—	—	21,839
Acquired intangible lease assets	2,231,675	382	(4,664)	2,227,393	758,376	382	837	759,595

Total real estate investments, at cost	18,101,436	(3,241)	(44,347)	18,053,848	7,450,699	382	8,061	7,459,142
Less: accumulated depreciation and amortization	(661,005)	(281)	669	(660,617)	(267,352)	(155)	229	(267,278)

Total real estate investments, net	17,440,431	(3,522)	(43,678)	17,393,231	7,183,347	227	8,290	7,191,864
Investment in unconsolidated entities	102,047	—	—	102,047	—	—	—	—
Investment in direct financing leases, net	62,094	—	—	62,094	66,112	—	—	66,112
Investment securities, at fair value	219,204	—	—	219,204	62,067	—	—	62,067
Loans held for investment, net	97,587	—	—	97,587	26,279	—	—	26,279
Cash and cash equivalents	193,690	—	1,839	195,529	52,725	—	—	52,725
Derivative assets, at fair value (2)	—	—	—	—	9,189	(9,189)	—	—
Restricted cash	69,544	—	—	69,544	35,921	—	—	35,921
Prepaid Expenses (2)	—	—	—	—	187,930	(187,930)	—	—
Intangible assets, net	347,618	—	—	347,618	—	—	—	—
Deferred costs and other assets, net	405,056	3,522	9,621	418,199	—	281,865	(1,204)	280,661
Goodwill	2,304,880	—	(11,860)	2,293,020	102,419	—	(9,630)	92,789
Due from affiliates	73,336	—	350	73,686	—	—		—
Deferred Costs (2)	—	—	—	—	81,311	(84,973)	3,662	—
Assets held for sale	—		38,737	38,737	679	—	(14)	665

Total assets	$21,315,487	$—	$(4,991)	$21,310,496	$7,807,979	$—	$1,104	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$4,227,494	$—	$—	$4,227,494	$1,301,114	$—	$—	$1,301,114
Corporate bonds, net	2,546,089	—	—	2,546,089	—	—	—	—
Convertible debt, net	975,003	—	—	975,003	972,490	—	—	972,490
Senior corporate credit facilities (3)	—	—	—	—	1,819,800	(1,819,800)	—	—
Secured credit facility (3)	—	—	—	—	150,000	(150,000)	—	—
Credit facilities	1,896,000	—	—	1,896,000	—	1,969,800	—	1,969,800
Other debt, net	146,158	—	—	146,158	104,804	—	—	104,804
Below-market lease liabilities, net	283,518	—	(1,564)	281,954	77,789	—	(620)	77,169
Accounts payable and accrued expenses	154,741	—	20,201	174,942	808,900	—	(78,329)	730,571
Derivative liabilities, at fair value (4)	—	—	—	—	18,455	(18,455)	—	—
Deferred rent and other liabilities	218,023	—	5,396	223,419	21,816	18,455	—	40,271
Distributions payable	3,837	—	6,942	10,779	10,278	—	625	10,903
Due to affiliates	835	—	2,349	3,184	—	—	103,434	103,434

Total liabilities	10,451,698	—	33,324	10,485,022	5,285,446	—	25,110	5,310,556

The consolidated balance sheets continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

	June 30, 2014				December 31, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Series D preferred stock, $0.01 par value, 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$269,299	$—	$—	$269,299	$269,299	$—	$—	$269,299

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,730,013 and 42,199,547 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	427	—	—	427	422	—	—	422
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 907,918,821 and 239,234,725 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9,079	—	—	9,079	2,392	—	—	2,392

Additional paid-in capital	11,904,537	—	(2,862)	11,901,675	2,939,287	—	1,620	2,940,907
Accumulated other comprehensive income	12,392	—	(5,334)	7,058	7,666	—	—	7,666
Accumulated deficit	(1,628,354)	—	(10,854)	(1,639,208)	(864,516)	—	(13,441)	(877,957)

Total stockholders’ equity	10,298,081	—	(19,050)	10,279,031	2,085,251	—	(11,821)	2,073,430
Non-controlling interests	296,409	—	(19,265)	277,144	167,983	—	(12,185)	155,798

Total equity	10,594,490	—	(38,315)	10,556,175	2,253,234	—	(24,006)	2,229,228

Total liabilities and equity	$21,315,487	$—	$(4,991)	$21,310,496	$7,807,979	$—	$1,104	$7,809,083

(1)	This line item caption has been reclassified and included within deferred costs and other assets, net in the accompanying consolidated balance sheets for the period ended June 30, 2014.
(2)	This line item caption has been reclassified and included within credit facilities in the accompanying consolidated balance sheets for the period ended June 30, 2014.
(3)	This line item caption has been reclassified and included within deferred rent, derivative and other liabilities in the accompanying consolidated balance sheets for the period ended June 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

June 30, 2013 Restated Consolidated Balance Sheet

	June 30, 2013
	As Previously Reported	ARCT IV Adjustments (1)	Reclassifications	Restatement Adjustments	As Restated
ASSETS
Real estate investments, at cost:
Land	$504,562	$249,931	$—	$—	$754,493
Buildings, fixtures and improvements	2,043,270	770,009	—	—	2,813,279
Acquired intangible lease assets	318,488	113,465	347	—	432,300

Total real estate investments, at cost	2,866,320	1,133,405	347	—	4,000,072
Less: accumulated depreciation and amortization	(108,765)	(7,905)	(132)	—	(116,802)

Total real estate investments, net	2,757,555	1,125,500	215	—	3,883,270
Investment in direct financing leases, net	67,518	8,892	—	—	76,410
Investment securities, at fair value	9,920	68,082	—	—	78,002
Cash and cash equivalents	10,958	261,490	—	—	272,448
Derivative assets, at fair value	10,161	41	(10,202)	—	—
Restricted cash	1,576	—	—	—	1,576
Deferred costs and other assets, net	—	—	128,825	(642)	128,183
Prepaid expenses and other assets, net	14,626	50,262	(64,888)	—	—
Receivable for issuance of common stock	—	443	(443)	—	—
Deferred costs, net	38,443	15,064	(53,507)	—	—
Assets held for sale	6,028	—	—	(14)	6,014

Total assets	$2,916,785	$1,529,774	$—	$(656)	$4,445,903

LIABILITIES AND EQUITY
Mortgage notes payable, net	269,918	2,124	—	—	272,042
Senior corporate credit facilities	600,000	—	—	—	—
Credit facilities	—	—	—	—	600,000
Convertible Obligation to Series C Convertible Preferred Stockholders	445,000	—	—	—	445,000
Contingent value rights obligation to preferred and common investors	31,134	—	—	—	31,134
Derivative liabilities	1,186	—	—	—	—
Accounts payable and accrued expenses	12,060	654,518	(103)	(395)	666,080
Deferred rent and other liabilities	5,274	1,796	1,289	—	8,359
Distributions payable	1	9,717	—	248	9,966
Due to affiliates	—	—	—	1,349	1,349

Total liabilities	1,364,573	668,155	—	1,202	2,033,930

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,921,213 shares issued and outstanding at June 30, 2013	8	422	—	—	430
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 221,690,474 issued and outstanding at June 30, 2013	1,846	368	—	—	2,214
Additional paid-in capital	1,801,460	901,592	—	3,035	2,706,087
Accumulated other comprehensive income	8,919	(1,337)	—	—	7,582
Accumulated deficit	(379,502)	(68,175)	—	(64)	(447,741)

Total stockholders’ equity	1,432,731	832,870	—	2,971	2,268,572

Non-controlling interests	119,481	28,749	—	(4,829)	143,401

Total equity	1,552,212	861,619	—	(1,858)	2,411,973

Total liabilities and equity	$2,916,785	$1,529,774	$—	$(656)	$4,445,903

(1)	Adjustments to financial statements in order to apply the carryover basis of accounting to include the effects of the merger with ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Restated Consolidated Statements of Operations (for the three months ended June 30, 2014 and 2013)

	Three Months Ended				Three Months Ended
	June 30, 2014				June 30, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Revenues:
Rental income	$314,843	$—	$(324)	$314,519	$52,664	$—	$—	$52,664
Direct financing lease income	1,181	—	—	1,181	—	—	—	—
Operating expense reimbursements	28,545	—	711	29,256	2,281	—	—	2,281
Cole Capital revenue	37,412	(190)	—	37,222	—	—	—	—

Total revenues	381,981	(190)	387	382,178	54,945	—	—	54,945

Operating expenses:
Cole Capital reallowed fees and commissions	7,068	—	—	7,068	—	—	—	—
Acquisition related	8,453	—	(1,252)	7,201	37,289	—	(23)	37,266
Merger and other transaction related (1)	13,286	—	(5,864)	7,422	6,393	—	(528)	5,865
Property operating	39,372	—	(86)	39,286	3,086	—	—	3,086
General and administrative	19,063	2,788	18,161	40,012	2,361	23	3,899	6,283
Equity-based compensation (2)	9,338	—	(9,338)	—	3,458	—	(3,458)	—
Depreciation and amortization	258,993	—	(8,254)	250,739	33,752	(23)	(48)	33,681
Impairment of real estate (3)	—	—	1,556	1,556	—	—	—	—

Total operating expenses	355,573	2,788	(5,077)	353,284	86,339	—	(158)	86,181

Operating income (loss)	26,408	(2,978)	5,464	28,894	(31,394)	—	158	(31,236)

Other (expense) income:
Interest expense, net	(99,635)	(4,619)	357	(103,897)	(11,068)	(356)	—	(11,424)
Extinguishment of debt, net (3)	—	—	(6,469)	(6,469)	—	—	—	—
Other income, net	6,526	7,597	(2,187)	11,936	1,167	356	—	1,523
Gain (loss) on derivative instruments, net	21,926	—	(7,719)	14,207	(40)	(31,134)	—	(31,174)
Loss on contingent value rights	—	—	—	—	(31,134)	31,134	—	—
Gain on disposition of properties, net	1,510	—	(2,779)	(1,269)	—	—	—	—

Total other expenses, net	(69,673)	2,978	(18,797)	(85,492)	(41,075)	—	—	(41,075)

Net loss from continuing operations	(43,265)	—	(13,333)	(56,598)	(72,469)	—	158	(72,311)

Discontinued operations:
Income from operations of held for sale properties	—	—	—	—	36	—	—	36

Net loss from discontinued operations	—	—	—	—	36	—	—	36

Net loss	(43,265)	—	(13,333)	(56,598)	(72,433)	—	158	(72,275)
Net loss attributable to non-controlling interests	2,937	—	(1,059)	1,878	475	—	2,197	2,672

Net loss attributable to the Company	$(40,328)	$—	$(14,392)	$(54,720)	$(71,958)	$—	$2,355	$(69,603)

Basic and diluted net loss per share attributable to common stockholders	$(0.08)	$—	$—	$(0.10)	$(0.36)	$—	$—	$(0.35)

(1)	This line item caption has been updated to “merger and other non-routine transactions” in the accompanying consolidated statements of operations.
(2)	As disclosed above, this line item caption has been reclassified into “general and administrative” in the accompanying consolidated statements of operations.
(3)	This line item caption has been added and is included in the accompanying consolidated statements of operations for the period ended June 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Restated Consolidated Statements of Operations (for the six months ended June 30, 2014 and 2013)

	Six Months Ended				Six Months Ended
	June 30, 2014				June 30, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Revenues:
Rental income	$559,288	$—	$(354)	$558,934	$93,651	$—	$—	$93,651
Direct financing lease income	2,187	—	—	2,187	—	—	—	—
Operating expense reimbursements	49,641	—	1,091	50,732	4,191	—	—	4,191
Cole Capital revenue	91,479	—	—	91,479	—	—	—	—

Total revenues	702,595	—	737	703,332	97,842	—	—	97,842

Operating expenses:
Cole Capital reallowed fees and commissions	41,504	—	—	41,504	—	—	—	—
Acquisition related	20,337	—	281	20,618	47,616	—	(23)	47,593
Merger and other non-routine transactions (1)	235,478	—	(67,758)	167,720	144,162	—	(14,729)	129,433
Property operating	69,030	—	11	69,041	5,635	—	—	5,635
Management fees to affiliate	—	—	13,888	13,888	—	—	12,493	12,493
General and administrative	44,748	3,911	47,845	96,504	3,815	23	10,217	14,055
Equity-based compensation (2)	31,848	—	(31,848)	—	4,339	—	(4,339)	—
Depreciation and amortization	424,356	—	225	424,581	60,505	(23)	(48)	60,434
Impairment of real estate (3)	—	—	1,556	1,556	—	—	—	—

Total operating expenses	867,301	3,911	(35,800)	835,412	266,072	—	3,571	269,643

Operating income (loss)	(164,706)	(3,911)	36,537	(132,080)	(168,230)	—	(3,571)	(171,801)

Other (expense) income:
Interest expense, net	(216,347)	(8,272)	(229)	(224,848)	(17,124)	(502)	(599)	(18,225)
Extinguishment of debt, net (4)	—	—	(15,868)	(15,868)	—	—	—	—
Other income, net	10,915	12,183	(952)	22,146	2,020	502	—	2,522
Gain (loss) on derivative instruments, net	1,729	—	5,357	7,086	(45)	(31,134)	—	(31,179)
Loss on contingent value rights	—	—	—	—	(31,134)	31,134	—	—
Gain (loss) on disposition of properties and held for sale assets, net	4,489	—	(23,363)	(18,874)	—	—	—	—
Gain on sale of investments	—	—	—	—	451	—	—	451

Total other expenses, net	(199,214)	3,911	(35,055)	(230,358)	(45,832)	—	(599)	(46,431)

Net loss from continuing operations	(363,920)	—	1,482	(362,438)	(214,062)	—	(4,170)	(218,232)

Discontinued operations:
Income from operations of held for sale properties	—	—	—	—	20	—	—	20
Gain on held for sale properties	—	—	—	—	14	—	(14)	—

Net loss from discontinued operations	—	—	—	—	34	—	(14)	20

Net loss	(363,920)	—	1,482	(362,438)	(214,028)	—	(4,184)	(218,212)
Net loss attributable to non-controlling interests	14,911	—	1,363	16,274	907	—	3,822	4,729

Net loss attributable to the Company	$(349,009)	$—	$2,845	$(346,164)	$(213,121)	$—	$(362)	$(213,483)

Basic and diluted net loss per share attributable to common stockholders	$(0.58)	$—	$—	$(0.58)	$(1.16)	$—	$—	$(1.17)

(1)	This line item caption has been updated to merger and other non-routine transactions in the accompanying consolidated statements of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

(2)	As disclosed above, this line item caption has been reclassified into “general and administrative” in the accompanying consolidated statements of operations.
(3)	This line item caption has been added and is included in the accompanying consolidated statements of operations for the period ended June 30, 2014.

Restated Statements of Comprehensive Loss (for the three months ended June 30, 2014 and 2013)

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss (1)	$(43,265)	$(13,333)	$(56,598)	$(72,433)	$158	$(72,275)

Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(6,883)	(400)	(7,283)	14,058	—	14,058
Unrealized gain (loss) on investment securities, net	5,878	—	5,878	(1,793)	—	(1,793)

Total other comprehensive (loss) income	(1,005)	(400)	(1,405)	12,265	—	12,265

Total comprehensive loss	(44,270)	(13,733)	(58,003)	(60,168)	158	(60,010)
Net loss attributable to non-controlling interests	2,937	(1,059)	1,878	475	2,197	2,672

Total comprehensive loss attributable to the Company	$(41,333)	$(14,792)	$(56,125)	$(59,693)	$2,355	$(57,338)

(1)	The statement of comprehensive loss previously began with net loss attributable to common stockholders. The statement has been updated to begin with net loss to properly show the total comprehensive loss.

Restated Statements of Comprehensive Loss (for the six months ended June 30, 2014 and 2013)

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(363,920)	$1,482	$(362,438)	$(214,028)	$(4,184)	$(218,212)
Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(4,247)	(5,334)	(9,581)	12,881	—	12,881
Unrealized gain (loss) on investment securities, net	8,973	—	8,973	(1,365)	—	(1,365)

Total other comprehensive (loss) income	4,726	(5,334)	(608)	11,516	—	11,516

Total comprehensive loss	(359,194)	(3,852)	(363,046)	(202,512)	(4,184)	(206,696)
Net loss attributable to non-controlling interests	14,911	1,363	16,274	907	3,822	4,729

Total comprehensive loss attributable to the Company	$(344,283)	$(2,489)	$(346,772)	$(201,605)	$(362)	$(201,967)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Restated Statements of Cash Flows

	Six Months Ended				Six Months Ended
	June 30, 2014				June 30, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(363,920)	$—	$1,482	$(362,438)	$(214,028)	$—	$(4,184)	$(218,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of OP Units	153,885	—	(61,001)	92,884	108,247	—	(476)	107,771
Depreciation and amortization	452,446	—	20,738	473,184	64,243	—	537	64,780
Gain on disposition of properties	(4,489)	—	23,363	18,874	(14)	—	14	—
Equity-based compensation	31,848	—	(4,584)	27,264	6,717	—	74	6,791
Equity in income of unconsolidated entities	385	—	—	385	—	—	—	—
Distributions from unconsolidated entities (1)	—	—	4,033	4,033	—	—	—	—
Net direct financing lease adjustments (1)	—	—	—	—	—	—	—	—
Loss on derivative instruments	8,048	—	(15,134)	(7,086)	45	—	—	45
Gain on sale of investments, net	—	—	—	—	(451)	—	—	(451)
Impairment of real estate	—	—	1,556	1,556
Gain on extinguishment of debt	(8,398)	—	(8,587)	(16,985)	—	—	—	—
Unrealized loss on contingent value rights obligations, net of settlement payments	—	—	—	—	31,134	—	—	31,134
Changes in assets and liabilities:		—	—	—	—	—	—	—
Investment in direct financing leases	525	—	—	525	—	—	—	—
Deferred costs and other assets, net	(62,175)	—	(31,378)	(93,553)	(10,300)	—	37	(10,263)
Due from affiliates	(5,335)	—	(350)	(5,685)	—	—	—	—
Accounts payable and accrued expenses	(133,960)	—	82,189	(51,771)	4,554	—	(394)	4,160
Deferred rent, derivative and other liabilities	(35,298)	—	26,566	(8,732)	2,676	—	—	2,676
Due to affiliates	223	—	(41,485)	(41,262)	—	—	1,349	1,349

Net cash provided by (used in) operating activities	33,785	—	(2,592)	31,193	(7,177)	—	(3,043)	(10,220)

Cash flows from investing activities:
Investments in real estate and other assets	(1,246,588)	—	—	(1,246,588)	(2,129,677)	—	—	(2,129,677)
Acquisition of a real estate business, net of cash acquired	(755,701)	—	(531)	(756,232)	—	—	—	—
Investment in direct financing leases	—	—	—	—	(76,410)	—	—	(76,410)
Capital expenditures	(46,649)	21,733	14,927	(9,989)	(30)	—	—	(30)
Real estate developments	—	(21,733)	—	(21,733)	—	—	—	—
Distributions from unconsolidated entities (1)	4,033	—	(4,033)	—	—	—	—	—
Principal repayments received from borrowers	4,155	—	—	4,155	—	—	—	—
Investments in unconsolidated entities	(2,500)	—	—	(2,500)	—	—	—	—
Return of investment from unconsolidated entities	—	—	—	—	—	—	—	—
Proceeds from disposition of properties	95,321	—	(498)	94,823	—	—	—	—
Investment in intangible assets	(266)	—	—	(266)	—	—	—	—
Investment in other assets	—	—	—	—	(1,041)	—	1,041	—
Deposits for real estate investments	(129,602)	—	—	(129,602)	(47,086)	—	—	(47,086)
Uses and refunds of deposits for real estate investments	196,075	—	—	196,075	—	—	—	—
Purchases of investment securities	—	—	—	—	(81,460)	—	—	(81,460)

The consolidated statements of cash flows continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

	Six Months Ended				Six Months Ended
	June 30, 2014				June 30, 2013
	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated	As Previously Reported	Reclassifications	Restatement Adjustments	As Restated
Line of credit advances to affiliates	$(80,300)	$—	$—	$(80,300)	$—	$—	$—	$—
Line of credit repayments from affiliates	15,600	—	—	15,600	—	—	—	—
Proceeds from sale of investment securities	—	—	—	—	44,188	—	—	44,188
Change in restricted cash	—	—	(15,499)	(15,499)

Net cash used in investing activities	(1,946,422)	—	(5,634)	(1,952,056)	(2,291,516)	—	1,041	(2,290,475)
Cash flows from financing activities:
Proceeds from mortgage notes payable	718,275	—	—	718,275	6,924	—	—	6,924
Payments on mortgage notes payable	(876,874)	—	—	(876,874)	—	—	—	—
Payments on other debt	(7,524)	—	—	(7,524)	—	—	—	—
Proceeds from credit facilities	3,246,000	—	—	3,246,000	825,000	—	—	825,000
Payments on credit facilities	(4,628,800)	—	—	(4,628,800)	(349,604)	—	—	(349,604)
Proceeds from corporate bonds	2,545,760	—	—	2,545,760	—	—	—	—
Payments of deferred financing costs	(80,515)	—	(3,650)	(84,165)	(40,488)	—	(973)	(41,461)
Common stock repurchases	—	—	—	—	(350,396)	—	—	(350,396)
Proceeds from issuances of preferred shares	—	—	—	—	445,000	—	—	445,000
Proceeds from issuances of common stock, net offering costs	1,595,735	—	(2,273)	1,593,462	1,810,116	—	(74)	1,810,042
Consideration to Former Manager for internalization	—	—	—	—	(3,035)	—	3,035	—
Contributions from non-controlling interest holders	1,043	—	(61)	982	29,758	—	—	29,758
Distributions to non-controlling interest holders	(16,418)	—	587	(15,831)	(3,111)	—	—	(3,111)
Distributions paid	(427,541)	—	(77)	(427,618)	(90,740)	—	—	(90,740)
Change in restricted cash	(15,539)	—	15,539	—	(844)	—	—	(844)

Net cash provided by financing activities	2,053,602	—	10,065	2,063,667	2,278,580	—	1,988	2,280,568

Net change in cash and cash equivalents	140,965	—	1,839	142,804	(20,113)	—	(14)	(20,127)

Cash and cash equivalents, beginning of period	52,725	—	—	52,725	292,575			292,575

Cash and cash equivalents, end of period	$193,690	$—	$1,839	$195,529	$272,462	$—	$(14)	$272,448

(1)	This line item caption has been added and is included in the accompanying consolidated statements of cash flows for the period ended June 30, 2014.

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

June 30, 2014 (Unaudited) – (Continued)

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

June 30, 2014 (Unaudited) – (Continued)

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

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013 (the “ARCT IV Merger Agreement”), with ARCT IV, and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The Company consummated the ARCT IV Merger on January 3, 2014 (the “ARCT IV Merger Date”).

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, the ARCT IV Special Limited Partner and ARC Real Estate Partners, LLC (“ARC Real Estate”), an entity affiliated with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT IV OP equal to $63.2 million. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on a price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other non-routine transactions in the accompanying consolidated statement of operations for the six months ended June 30, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million OP Units after application of the exchange ratio of 2.3961 per share. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these OP units before being redeemable by the holder for cash or, at the option of the Company, the Company’s common stock.

In addition, as part of the ARCT IV Contribution and Exchange Agreement, ARC Real Estate, contributed $750,000 in cash to the ARCT IV OP, effective prior to the consummation of the ARCT IV Merger, in exchange for ARCT IV OP Units. Upon the consummation of the ARCT IV Merger, these equity units converted at an exchange ratio of 2.3961 OP Units per ARCT IV OP Unit, resulting in the Company issuing 0.1 million OP Units.

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

June 30, 2014 (Unaudited) – (Continued)

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

Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units and performance stock units that vested in conjunction with the Cole Merger, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of common stock of the Company (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole shareholders received Stock Consideration and approximately 2% of outstanding Cole shareholders elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in the Company issuing approximately 520.8 million shares of the Company’s common stock and paying $181.8 million in cash to Cole’s shareholders based on their elections.

In addition, the Company issued approximately 2.8 million shares of the Company’s common stock, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between the Company and such individuals concurrently with the execution of the Cole Merger Agreement, as previously disclosed by the Company. Additionally, effective as of the Cole Acquisition Date, the Company issued, but has not yet allocated, 0.4 million shares with dividend equivalent rights commensurate with the Company’s common stock.

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

June 30, 2014 (Unaudited) – (Continued)

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

Cole Credit Property Trust, Inc. Merger

On March 17, 2014, the Company and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “CCPT Merger Agreement”) with Cole Credit Property Trust, Inc., a Maryland corporation (“CCPT”). The CCPT Merger Agreement provided for the merger of CCPT with and into a subsidiary of the Company (the “CCPT Merger”). The Company consummated the CCPT Merger on May 19, 2014 (the “CCPT Acquisition Date”). The estimated fair value of the consideration transferred at the CCPT Acquisition Date totaled approximately $73.2 million, which was paid in cash.

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

Following the consummation of the Offer and the exercise of the Top-Up Option, in accordance with the CCPT Merger Agreement, the Company completed its acquisition of CCPT by effecting a short-form merger under Maryland law, pursuant to which CCPT was merged with and into a subsidiary of the Company. The CCPT Merger became effective following the filing of the Articles of Merger with the State Department of Assessments and Taxation of Maryland and the filing of the Certificate of Merger with the Secretary of State of the State of Delaware with an effective date of May 19, 2014 (the “Effective Time”).

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

June 30, 2014 (Unaudited) – (Continued)

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

Pending Significant Acquisition

Purchase Agreement for Red Lobster Portfolio

On May 15, 2014, the Company, through a wholly owned subsidiary, entered into a master purchase agreement to acquire 500 properties, substantially all of which are operating as Red Lobster® restaurants (the “Red Lobster Portfolio”) from a third party. The transaction is structured as a sale-leaseback in which the Company will purchase the Red Lobster Portfolio and will immediately lease the portfolio back to the third party pursuant to the terms of multiple master leases (the “Master Leases”). The overall sale-leaseback transaction consists of 522 Red Lobster® restaurants and 20 other branded restaurant properties for a purchase price of $1.7 billion.

Other

Abandoned Spin-off of Multi-Tenant Shopping Center Portfolio

On March 13, 2014, the Company announced its intention to spin off its multi-tenant shopping center business (“MT Spin-off”) into a publicly traded REIT, American Realty Capital Centers, Inc., which was expected to operate under the name “ARCenters” and to trade on the NASDAQ Global Market under the symbol “ARCM.” The OP was expected to retain 25% ownership of ARCM. The spin-off was expected to be effectuated through a pro rata taxable special distribution of one share of ARCM common stock for every 10 shares of the Company’s common stock and every 10 OP Units held by third parties in the OP. On April 4, 2014, ARCM filed a Registration Statement on Form 10 to register ARCM’s common stock, par value $0.01 per share, pursuant to Section 12(b) of the Exchange Act so that, upon consummation of the spin-off, shares of ARCM received by holders of the Company’s common stock, or OP Units, as applicable, could freely trade their newly received ARCM common stock. ARCM was expected to be externally managed by the Company. On May 21, 2014, the Company announced that it had reassessed its plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to Blackstone, expecting to finalize pertinent documentation related thereto within 30 days of such date. The properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, the Company abandoned its proposed spin-off at such time. On June 11, 2014, as described in Note 1 — Organization, indirect subsidiaries of the Company entered into an agreement of purchase and sale with the Purchaser, pursuant to which the parties definitively documented the sale of the Multi-Tenant Portfolio. In light of the Company’s entry into such agreement, it abandoned its previously contemplated spin-off.

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

June 30, 2014 (Unaudited) – (Continued)

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, consolidated joint venture arrangements and its subsidiaries. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests. In addition, as described in Note 1 — Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of June 30, 2014 and December 31, 2013, there were 24,771,215 and 9,591,174 outstanding OP Units held by third parties (other than the Company), respectively. In addition, as discussed in Note 3 — Mergers and Acquisitions (As Restated), the historical information of ARCT III and ARCT IV has been presented as if the mergers had occurred from the earliest date of common control for each merger.

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

June 30, 2014 (Unaudited) – (Continued)

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

Investment in Managed REITs

As of June 30, 2014, the Company owned aggregate equity investments of $3.9 million in the following publicly registered, non-traded REITs: Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Corporate Income Trust, Inc. (“CCIT”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, CCIT, INAV and CCIT II, the “Managed REITs”). Prior to the CCPT Acquisition Date, CCPT was a Managed REIT and accounted for using the equity method. As of the CCPT Acquisition Date, the Company had an approximate $5,000 equity investment in CCPT. The Company accounts for these investments using the equity method of accounting, which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions.

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

June 30, 2014 (Unaudited) – (Continued)

Leasehold Improvements and Property and Equipment

Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The Company identified eight properties during the three and six months ended June 30, 2014 with impairment indicators four of which the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was less than the carrying amount of each respective properties, as discussed in Note 11 — Fair Value of Financial Instruments (As Restated). The evaluation of an investment in an unconsolidated property for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.

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

The following summarizes the Company’s goodwill activity during the six months ended June 30, 2014 by segment (in thousands):

	REI Segment	Cole Capital	Consolidated
Balance as of January 1, 2014	$92,789	$—	$92,789
Cole Merger (1)	1,654,085	558,835	2,212,920
Goodwill allocated to dispositions (2)	(12,689)	—	(12,689)

Balance as of June 30, 2014	$1,734,185	$558,835	$2,293,020

(1)	Goodwill recognized from the Cole Merger was assigned to the REI segment and Cole Capital based on the excess consideration paid over the fair value of the assets and liabilities acquired and assumed in each segment. Refer to Note 5 — Acquisitions of CapLease, Cole and CCPT (As Restated) for further discussion.
(2)	Goodwill allocated to the cost basis of properties sold or classified as held for sale is included in loss on held for sale assets and disposition of properties, net, in the consolidated statement of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Merger related costs:
Strategic advisory services	$—	$1,500	$32,615	$11,799
Transfer Taxes	—	—	5,109	1,085
Legal fees and expenses	1,563	1,511	4,547	3,191
Personnel costs and other reimbursement	—	255	751	639
Multi-tenant spin off	2,859	—	5,180	—
Proxy support services	—	—	—	—
Other fees and expenses	346	2,594	1,676	5,459
Other non-routine costs
Post-transaction support services	—	—	14,251	2,000
Subordinated distribution fees	—	—	78,244	98,360
Merger consideration	—	—	—	—
Furniture, fixtures and equipment	—	—	14,085	5,800
Legal fees and expenses	—	—	1,826	950
Personnel costs and other reimbursement	275	—	2,718	—
Other fees and expenses	2,379	5	6,718	150

Total	$7,422	$5,865	$167,720	$129,433

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Reportable Segments

The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital. The identification and aggregation of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 6 — Segment Reporting (As Restated) for further information.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Recent Accounting Pronouncements

In April 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting yet the pronouncement also requires expanded disclosures for discontinued operations. The Company adopted ASU 2014-08 effective January 1, 2014. Starting with the first quarter of 2014, the results of operations for all properties sold and properties classified as held for sale that do not meet the criteria to qualify as a discontinued operation and were not previously reported in discontinued operations in the Amended 10-K for the year ended December 31, 2013 will be presented within income from continuing operations on the accompanying consolidated statements of income.

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

Note 5 — Acquisitions of CapLease, Cole and CCPT (As Restated)

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

June 30, 2014 (Unaudited) – (Continued)

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

As of the CapLease Acquisition Date (1)
Fair value of consideration given	$920,697

Assets purchased, at fair value:
Land	235,843
Buildings, fixtures and improvements	1,596,481
Land and construction in process	12,352
Acquired intangible lease assets	191,964

Total real estate investments	2,036,640
Cash and cash equivalents	41,799
Investment securities	60,730
Loans held for investment	26,457
Restricted cash	29,119
Deferred costs and other assets, net	21,574

Total identifiable assets purchased	2,216,319

Liabilities assumed, at fair value:
Mortgage notes payable	1,037,510
Secured credit facility	121,000
Other debt	114,208
Below-market leases	57,058
Derivative liabilities	158
Accounts payable and accrued expenses	49,291
Deferred rent, derivative and other liabilities	8,619

Total liabilities assumed	1,387,844

Non-controlling interest retained by third party	567

Net identifiable assets acquired by Company	827,908

Goodwill	$92,789

(1)	As reported in the Amended 10-K.

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

The ascribed value of the non-controlling interest has been estimated based on the fair value of the percentage ownership of The Woodlands, Texas development activity not held by the Company. See Note 7 — Real Estate Investments (As Restated) for further information on this development project.

The fair value of the remaining CapLease assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Amended 10-K for the year ended December 31, 2013.

Goodwill of approximately $92.8 million has been preliminarily assigned to the REI segment. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, expected synergies and the assembled work force at CapLease.

The pro forma consolidated statements of operations in Note 7 — Real Estate Investments (As Restated) are presented as if CapLease had been included in the consolidated results of the Company for the entire periods ended June 30, 2014 and 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Cole Acquisition

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

	Preliminary
	REI Segment	Cole Capital	Total as of Cole Acquisition Date

Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable	$2,706,585	$—	$2,706,585
Credit facilities	1,309,000	—	1,309,000
Other debt, net	49,013	—	49,013
Below-market lease intangibles	212,433	—	212,433
Accounts payable and accrued expenses	87,628	54,615	142,243
Prepaid rent, derivative and other liabilities	67,841	167,458	235,299
Dividends payable	6,271	—	6,271
Due to affiliates	—	44	44

Total liabilities assumed	4,438,771	222,117	4,660,888

Non-controlling interests	24,766	—	24,766

Net identifiable assets acquired	5,013,558	241,165	5,254,723
Goodwill	1,654,085	558,835	2,212,920

Net assets acquired	$6,667,643	$800,000	$7,467,643

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

Goodwill of approximately $1.7 billion has been preliminarily assigned to the REI segment. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, realized and expected synergies, the impact of the merger on lowering the Company’s cost of capital, as well as the benefits of critical mass, improved portfolio diversification and enhanced access to capital markets. Goodwill of approximately $558.8 million has been preliminarily assigned to Cole Capital. The goodwill is primarily supported by management’s belief that Cole Capital brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of the remaining Cole assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Amended10-K for the year ended December 31, 2013.

The amounts of revenue and net income related to Cole property acquisitions and Cole Capital included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended June 30, 2014 were $366.2 million and $32.0 million, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

The pro forma consolidated statements of operations in Note 7 — Real Estate Investments (As Restated) are presented as if Cole had been included in the consolidated results of the Company for the entire periods ended June 30, 2014 and 2013.

CCPT Acquisition

On May 19, 2014, the Company completed its acquisition of CCPT, as discussed in Note 3 — Mergers and Acquisitions (As Restated). The Company accounted for the CCPT Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of CCPT subsequent to the CCPT Acquisition Date.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

The fair value of real estate investments, including acquired lease intangibles, and below-market lease liabilities have been estimated by the Company with the assistance of a third party valuation firm. Based on a preliminary analysis received to date, the estimated fair value of these assets and liabilities total $159.5 million and $1.8 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.

The fair value of the remaining CCPT assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Amended 10-K for the year ended December 31, 2013.

The amounts of revenue and net loss related to CCPT property acquisitions included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended June 30, 2014 were $1.5 million and $0.3 million, respectively.

Note 6 — Segment Reporting (As Restated)

The Company operates under two segments, REI and Cole Capital.

REI – Through its REI segment, the Company acquires, owns and operates primarily single-tenant, freestanding commercial real estate properties primarily subject to net leases with high credit quality tenants. The Company focuses on investing in properties that are net leased to credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants. The Company’s long-term business strategy is to continue to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining primary lease term of approximately 10 to 12 years. The Company considers properties that are leased on a “medium-term” basis to mean properties originally leased long-term (10 years or longer) that currently have a primary remaining lease duration of generally three to eight years, on average. The Company seeks to acquire granular, self-originated single-tenant net lease assets, which may be purchased through sale-leaseback transactions, small portfolio acquisitions and in connection with build-to-suit opportunities, to the extent they are appropriate in terms of capitalization rate and scale. The Company expects this investment strategy to provide for stable income from credit tenants and for growth opportunities from re-leasing of current below market leases. As of June 30, 2014, the Company owned 3,966 properties comprising 106.8 million square feet of single and multi-tenant retail and commercial space located in 49 states, which include properties owned through consolidated joint ventures. As of June 30, 2014, the rentable space at these properties was 98.8% leased with a weighted average remaining lease term of 9.95 years. As of June 30, 2014, the Company also owned 25 commercial mortgage-backed securities (“CMBS”), 14 loans held for investment and, through the Unconsolidated Joint Ventures, had interests in six properties comprising 1.6 million rentable square feet of commercial and retail space.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee-related costs and benefits and general overhead expenses between its two segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
REI:
Rental income	$314,519	$52,664	$558,934	$93,651
Direct financing lease income	1,181	—	2,187	—
Operating expense reimbursements	29,256	2,281	50,732	4,191

Total real estate investment revenues	344,956	54,945	611,853	97,842

Acquisition related	7,201	37,266	20,618	47,593
Merger and other non-routine transactions	5,999	5,865	165,793	129,433
Property operating expenses	39,286	3,086	69,041	5,635
Management fees to affiliate	—	—	13,888	12,493
General and administrative expenses	17,977	6,283	53,638	14,055
Depreciation and amortization	225,965	33,681	385,448	60,434
Impairment of real estate	1,556	—	1,556	—

Total operating expenses	297,984	86,181	709,982	269,643

Operating income (loss)	46,972	(31,236)	(98,129)	(171,801)

Interest expense, net	(103,897)	(11,424)	(224,848)	(18,225)
Extinguishment of debt, net	$(6,469)	$—	$(15,868)	$—
Other (expense) income, net	4,332	1,523	8,291	2,522
Gain (loss) on derivative instruments, net	14,207	(31,174)	7,086	(31,179)
Loss on disposition of properties, net	(1,269)	—	(18,874)	—
Gain on sale of investments	—	—	—	451

Total other expenses, net	(93,096)	(41,075)	(244,213)	(46,431)

Net loss from continuing operations	(46,124)	(72,311)	(342,342)	(218,232)

Discontinued operations:
Income from operations of held for sale properties	$—	$36	$—	$20

Net income from discontinued operations	—	36	—	20

Net loss	$(46,124)	$(72,275)	$(342,342)	$(218,212)

Cole Capital:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$9,969	$—	$52,422	$—
Transaction service fees	14,411	—	18,970	—
Management fees and reimbursements	12,842	—	20,087	—

Total Cole Capital revenues	37,222	—	91,479	—

Cole Capital reallowed fees and commissions	7,068	—	41,504	—
Merger and other non-routine transactions	1,423	—	1,927	—
General and administrative expenses	22,035	—	42,866	—
Depreciation and amortization	24,774	—	39,133	—

Total operating expenses	55,300	—	125,430	—

Total other income	7,604	—	13,855	—

Net income (loss)	$(10,474)	$—	$(20,096)	$—

Total Company:
Total revenues	$382,178	$54,945	$703,332	$97,842
Total operating expenses	$353,284	$86,181	$835,412	$269,643
Total other expense	$(85,492)	$(41,075)	$(230,358)	$(46,431)
Loss from continuing operations	$(56,598)	$(72,311)	$(362,438)	$(218,232)
Income from discontinued operations	$—	$36	$—	$20
Net loss	$(56,598)	$(72,275)	$(362,438)	$(218,212)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

	Total Assets
	June 30, 2014 (As Restated)	December 31, 2013 (As Restated)
REI	$20,182,178	$7,809,083
Cole Capital	1,128,318	—

Total Company	$21,310,496	$7,809,083

Note 7 — Real Estate Investments (As Restated)

Excluding the Cole Merger, the ARCT IV Merger and the CCPT Merger, the Company acquired interests in 337 commercial properties, including 18 land parcels, for an aggregate purchase price of $1.5 billion during the six months ended June 30, 2014 (the “2014 Acquisitions”). The Company is in the process of obtaining and reviewing the final third party appraisals for some of the 2014 Acquisitions, and as such, the fair value of the related assets acquired and liabilities assumed during the six months ended June 30, 2014 are provisionally allocated. The following table presents the allocation of the fair value of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real estate investments, at cost:
Land	$109,075	$416,887	$239,663	$493,029
Buildings, fixtures and improvements	482,074	1,129,906	1,185,641	1,424,900

Total tangible assets	591,149	1,546,793	1,425,304	1,917,929

Acquired intangible assets:
In-place leases	30,801	165,576	128,581	211,748
Above-market leases	5,511	—	21,145	—
Assumed intangible liabilities:
Below-market leases	(1,869)	—	(3,321)	—
Fair value adjustment of assumed notes payable	—	—	(23,589)	—

Total purchase price of assets acquired, net	625,592	1,712,369	1,548,120	2,129,677
Notes payable assumed	—	—	(301,532)	—

Cash paid for acquired real estate investments	$625,592	$1,712,369	$1,246,588	$2,129,677

Number of properties acquired	122	899	337	1,011

The following table presents unaudited pro forma information as if all of the 2014 Acquisitions and the Cole Merger, ARCT IV Merger and CCPT Merger, as discussed in Note 3 — Mergers and Acquisitions (As Restated), were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $20.6 million and $47.6 million for the six months ended June 30, 2014 and 2013, respectively, and merger and other non-routine transaction related expenses of $167.7 million and $129.4 million for the six months ended June 30, 2014 and 2013, respectively (in thousands).

	Six Months Ended June 30,
	2014 As Restated	2013 As Restated
Pro forma revenues	$828,299	$155,269
Pro forma net income (loss) attributable to stockholders	$(64,362)	$2,023

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

Development Activities

During the six months ended June 30, 2014, the Company acquired 18 land parcels, upon which single-tenant commercial properties will be developed. Based on budgeted construction costs, the remaining costs to complete the buildings is estimated to be $15.3 million in aggregate. The land acquired for an aggregate amount of $8.2 million is included in land in the accompanying consolidated balance sheet. In addition, during the six months ended June 30, 2014, the Company substantially completed the development of a 450,000 square foot distribution warehouse in Columbia, South Carolina. The build-to-suit project has an estimated total investment of $22.0 million. As of June 30, 2014, the Company had a total investment of $20.4 million, including capitalized interest of $37,000, and an estimated remaining investment of $1.7 million related to the development project.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

June 30, 2014 (Unaudited) – (Continued)

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

The scheduled maturity of the Company’s CMBS as of June 30, 2014 is as follows (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	1,202	1,237
Due after five years through 10 years	178,922	186,042
Due after 10 years	28,460	30,034

	$208,584	$217,313

Investment in Real Estate Fund

As of June 30, 2014, the Company had investments in a real estate fund that is sponsored by an affiliate of the Former Manager of the Company and which invests primarily in equity securities of other publicly traded REITs. This investment is accounted for under the equity method of accounting because the Company has significant influence but not control.

Note 9 — Loans Held for Investment

During the six months ended June 30, 2014, in connection with the Cole Merger, the Company acquired two mortgage notes receivable, each of which is secured by an office building. The mortgage notes had a fair value of $72.3 million as of the Cole Acquisition Date. As of December 31, 2013, the Company owned 12 loans held for investment, which were acquired in connection with the CapLease Merger and consist predominantly of mortgage loans on properties subject to leases to investment-grade tenants. The loans had a fair value of $26.5 million at the CapLease Merger Date. At June 30, 2014, the Company owned 14 loans held for investment, which had a carrying value of $97.6 million and carried interest rates ranging from 5.28% to 7.24%. As of December 31, 2013, the loans held for investment had a carrying value of $26.3 million and carried interest rates ranging from 5.28% to 7.24%. The fair value adjustment is being amortized to interest expense in the consolidated statements of operations over the term of the loan, using the effective interest method.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Note 10 — Deferred Costs and Other Assets, Net (As Restated)

Deferred costs and other assets, net consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014 (As Restated)	December 31, 2013 (As Restated)
Deferred costs, net (1)	$156,911	$84,746
Accounts receivable, net (2)	65,855	16,254
Straight-line rent receivable	43,892	19,010
Prepaid expenses (1)	17,379	43,801
Leasehold improvements, property and equipment, net (3)	21,028	531
Restricted escrow deposits	49,306	101,813
Derivative assets, at fair value (1)	5,522	9,189
Other assets (1)	58,306	5,317

Total	$418,199	$280,661

(1)	These line items have been updated since the Amended 10-K. Certain line items have been reclassified and included within the deferred costs and other assets, net in the accompanying consolidated balance sheet. For detail on the restatement and reclassification adjustments, see Note 2 — Restatement of Previously Issued Financial Statements.
(2)	Allowance for doubtful accounts was $1.8 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively.
(3)	Amortization expense for leasehold improvements totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2014, respectively. Accumulated amortization was $0.5 million and $7,000 as of June 30, 2014 and December 31, 2013, respectively. Depreciation expense for property and equipment totaled $0.8 million and $0.7 million for the three and six months ended June 30, 2014, respectively. Accumulated depreciation was $0.7 million and $5,000 as of June 30, 2014 and December 31, 2013, respectively.

Note 11 — Fair Value of Financial Instruments (As Restated)

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

June 30, 2014 (Unaudited) – (Continued)

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

During the three and six months ended June 30, 2014, real estate assets with carrying amounts of $3.2 million related to four properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair value, resulting in an impairment charge of $1.6 million, which is included in impairment of real estate on the consolidated statements of operations for the three and six months ended June 30, 2014. No impairments were noted during the three and six months ended June 30, 2013. During the year ended December 31, 2013, real estate assets with carrying amounts of $4.5 million related to two properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair value, resulting in an impairment charge of $3.3 million.

The Company’s estimated fair values of its real estate assets were primarily based upon an income approach utilizing a present value technique to discount the expected cash flows using market participant assumptions for market rent and terminal values, which are considered to be Level 3 inputs, or based upon recent comparable sales transactions, which are considered to be Level 2 inputs. The aggregate fair value of impaired real estate assets as of June 30, 2014 and December 31, 2013 was $1.6 million and $1.2 million, respectively.

The following tables present information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of June 30, 2014
Assets:
Investments in real estate fund	$—	$1,891	$—	$1,891
CMBS	—	—	217,313	217,313
Interest rate swap assets	—	5,522	—	5,522

Total assets	$—	$7,413	$217,313	$224,726

Liabilities:
Interest rate swap liabilities	$—	$(12,811)	$—	$(12,811)
Series D Preferred Stock embedded derivative	—	—	(11,520)	(11,520)
Contingent consideration arrangements	—	—	(4,818)	(4,818)

Total liabilities	$—	$(12,811)	$(16,338)	$(29,149)

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance as of December 31, 2013
Assets:
Investments in real estate fund	$—	$1,484	$—	$1,484
CMBS	—	—	60,583	60,583
Interest rate swap assets	—	9,189	—	9,189

Total assets	$—	$10,673	$60,583	$71,256

Liabilities:
Interest rate swap liabilities	$—	$(1,719)	$—	$(1,719)
Series D Preferred Stock embedded derivative	—	—	(16,736)	(16,736)

Total liabilities	$—	$(1,719)	$(16,736)	$(18,455)

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

Contingent consideration arrangements — The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the contingent payments related to property acquisitions is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. The estimated fair value of the property-related contingent consideration arrangements totaled $4.8 million as of June 30, 2014 and is included in the accompanying consolidated balance sheet in deferred rent, derivative and other liabilities. There were no property-related contingent consideration arrangements as of December 31, 2013.

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

June 30, 2014 (Unaudited) – (Continued)

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

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at June 30, 2014	Fair Value at June 30, 2014	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Assets:
Loans held for investment	3	$97,587	$98,902	$26,279	$26,435

Liabilities:
Mortgage notes payable, net	3	$4,227,494	$4,328,230	$1,301,114	$1,305,823
Corporate bonds, net	3	2,546,089	2,568,117	—	—
Convertible debt, net	3	975,003	1,035,581	972,490	976,629
Credit facilities	3	1,896,000	1,896,000	1,819,800	1,819,800
Secured term loan	3	51,296	51,411	58,979	59,049
Unsecured Credit Facility	3	—	—	150,000	150,000
Trust preferred notes	3	26,579	23,485	26,548	23,345
Other debt	3	68,283	68,414	19,278	19,350

Total liabilities		$9,790,744	$9,971,238	$4,348,209	$4,353,996

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

June 30, 2014 (Unaudited) – (Continued)

Note 12 — Mortgage Notes Payable (As Restated)

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

During the three and six months ended June 30, 2014, the Company paid off $132.8 million and $855.1 million, respectively, of mortgage notes payable, including notes that were subject to interest rate swap agreements. In connection with the debt repayments, the Company paid prepayment fees totaling $3.8 million and $32.9 million for the three and six months ended June 30, 2014, respectively, which are included in Extinguishment of debt, net in the accompanying statements of operations. In addition, the Company paid $10.1 million during the six months ended June 30, 2014 for the settlement of interest rate swaps that were associated with certain of the mortgage notes, which approximated the fair value of the interest rate swaps. No such swap settlements were paid during the three months ended June 30, 2014. The Company wrote off the deferred financing costs and premiums and discounts associated with these mortgages, which resulted in a loss of $2.6 million during the three months ended June 30, 2014 and a gain of $17.0 million during the six months ended June 30, 2014, respectively. The recently paid off mortgages had a weighted average remaining interest rate of 4.86% and a weighted average remaining term of 2.5 years.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

Convertible Senior Note Offering

On July 29, 2013, the Company issued $300.0 million of 3.00% convertible senior notes due 2018 and, pursuant to an over-allotment exercise by the underwriters of such offering, issued an additional $10.0 million of such notes on August 1, 2013 (collectively, the “Original 2018 Notes”). On December 10, 2013, the Company issued an additional $287.5 million of the convertible senior notes due 2018 through a reopening of the Original 2018 Notes indenture agreement (the “Reopened 2018 Notes,” together with the Original 2018 Notes, the “2018 Notes”). The 2018 Notes mature on August 1, 2018. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded to additional paid-in capital representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of June 30, 2014, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $301.5 million and $282.7 million, respectively. The holders may elect to convert the 2018 Notes into cash, common stock of the Company or a combination thereof, at the Company’s option, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate is 59.805 shares of the Company’s common stock per $1,000 principal amount of 2018 Notes.

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

The Company funds interest payments on the 2018 Notes and the 2020 Notes from the OP in accordance with the terms of intercompany notes that have substantially the same terms as the 2018 Notes and the 2020 Notes. The remaining unamortized discount on the 2018 Notes and 2020 Notes totaled $25.0 million as of June 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

June 30, 2014 (Unaudited) – (Continued)

Future Minimum Repayments

The following table summarizes the scheduled aggregate principal repayments on Other Debt subsequent to June 30, 2014 (in thousands):

Principal Repayment
July 1, 2014 - December 31, 2014	$54,339
2015	11,862
2016	12,516
2017	7,680
2018	13,267
Thereafter	50,140

$149,804

Barclay’s Facility

As of December 31, 2013, the Company had available commitments from Barclays Bank PLC, and other committed parties, for up to $2.1 billion in senior secured term loans (the “Barclays Facility”) which, if funded, would have been available to fund cash amounts payable in connection with the Cole Merger. The Barclays Facility was terminated upon the issuance of the notes in February 2014. In connection with the termination, the Company recorded $32.6 million as amortization of deferred financing costs associated with the Barclays Facility, which is included in interest expense, net in the accompanying consolidated statements of operations.

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

Note 14 — Credit Facilities

Senior Unsecured Credit Facility

The Company, as guarantor, and the OP, as borrower, are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Repayment of Previous Credit Facilities

As part of the ARCT IV Merger, the Company assumed an $800.0 million senior unsecured credit facility with various lenders, with Regions Bank acting as the administrative agent (the “ARCT IV Credit Facility”). As of the date of the ARCT IV Merger, there was $760.0 million outstanding under the ARCT IV Credit Facility, which consisted of a $300.0 million term loan facility and $460.0 million under the revolving credit facility. In connection with the ARCT IV Merger, the Company prepaid all of its loans pursuant to, and terminated all commitments available under, the ARCT IV Credit Facility.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $10.5 million will be reclassified from other comprehensive income as an increase to interest expense. During the three and six months ended June 30, 2014, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur.

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

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(9,857)	$12,786	$(13,696)	$10,926
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(2,574)	$(1,272)	$(4,115)	$(1,955)

In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock”). The Treasury Lock, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the ten-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company’s bond offering in February 2014, the Company settled the Treasury Lock, which was accounted for as cash flow hedge, for $3.9 million, which was recorded to other comprehensive loss and will be amortized into earnings over the ten year term of the Treasury Lock. The Company amortized $0.1 million into interest expense the three and six months ended June 30, 2014 related to the Treasury Lock.

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately a gain of $14.2 million and a gain of $7.1 million for the three and six months ended June 30, 2014, respectively. The Company recorded a loss of $31.2 million for the three and six months ended June 30, 2013 relating to the contingent value rights.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Note 16 — Accounts Payable and Accrued Expenses (As Restated)

Accounts payable and accrued expenses consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014 (As Restated)	December 31, 2013 (As Restated)
Accrued other	$64,669	$34,407
Accrued interest	54,932	14,189
Accrued real estate taxes	49,966	24,658
Accounts payable	5,375	5,887
Accrued merger costs	—	651,430

	$174,942	$730,571

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

June 30, 2014 (Unaudited) – (Continued)

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

June 30, 2014 (Unaudited) – (Continued)

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

June 30, 2014 (Unaudited) – (Continued)

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

June 30, 2014 (Unaudited) – (Continued)

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

June 30, 2014 (Unaudited) – (Continued)

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

On September 15, 2013, the Company entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock and common stock to certain institutional holders promptly following the close of the CapLease Merger, via a private placement. Pursuant to the definitive purchase agreements, the Company issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013. The Series D Preferred Stock pays dividends at the rate of 5.81% per annum on its face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Series D Preferred Stock is redeemable by the Company on August 31, 2014 (the “Redemption Date”). Subsequent to that date, or in certain other circumstances, the Series D Preferred Stock is convertible into common stock or Series E Preferred Stock or redeemable into cash, at the discretion of the Company upon such request for conversion by the holders of Series D Preferred Stock.

In the event of a liquidation, the holders of Series D Preferred Stock are entitled to receive the greater of (a) $13.59 per share plus accrued and unpaid dividends (the “Liquidation Preference”) plus a 20% premium; and (b) an amount the Series D Preferred Stock holders would have received had they converted into shares of common stock immediately prior to the liquidation event.

If the Company elects to redeem the Series D Preferred Stock on the Redemption Date, the Company shall pay the greater of: (a) the product of the number of Series D Preferred Stock and the 102% of the Liquidation Preference; and (b) the product of the shares of common stock that would be issued if the Series D Preferred Stock converted immediately prior to the Redemption Date and 102% of the one-day value-weighted average price (“VWAP”) of the common stock.

At any time after the Redemption Date, the holders of Series D Preferred Stock may convert some or all of their outstanding Series D Preferred Stock into shares of common stock. Upon such an election to convert, the Company may elect the following settlement options: (1) convert the shares of Series D Preferred Stock into the number of fully paid and non-assessable common stock obtained by dividing the aggregate Liquidation Preference of such Series D Preferred Stock by the Conversion Price, as defined below; (2) convert the shares of Series D Preferred Stock into an equal number of shares of Series E Preferred Stock, additional shares of Series E Preferred Stock may be issued under certain circumstances; or (3) an amount equal to the product of the number of shares of Series D Preferred Stock and the Cash Conversion Price, as defined below.

The Conversion Price shall be the lowest of (i) a 2% discount to the VWAP of the common stock for the 10 Trading Days prior to the Conversion Election Date; (ii) a 2% discount to the closing price on the Conversion Election Date; and (iii) $13.59. The Cash Conversion Price shall be the greater of: (i) 102% of the Liquidation Preference and (ii) the one-day VWAP of the common stock on the date of the election.

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

June 30, 2014 (Unaudited) – (Continued)

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

Series F Preferred Stock

On October 6, 2013, in connection with the modification to the ARCT IV Merger Agrement, the Company’s board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders and 0.7 million units of Series F OP Units were issued to the ARCT IV OP Unit holders. Subsequent to original issuance and through June 30, 2014, 0.5 million Series F OP Units were converted into an equivalent number of shares of Series F Preferred Stock. As of June 30, 2014, there were 42.7 million shares of Series F Preferred Stock and 0.2 million Series F OP Units issued and outstanding.

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

In January 2013, the Company commenced its at-the-market equity program (the “ATM”) in which it may from time to time offer and sell shares of its common stock having aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the Company’s universal shelf registration statement.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

On May 28, 2014, the Company closed on an underwriting agreement relating to a public offering of 138.0 million shares of common stock at a price of $12.00 per share. The net proceeds to the Company were approximately $1.59 billion after deducting underwriting discounts, commissions and offering-related expenses, which include a $2.0 million structuring fee paid to RCS. See Note 25 — Subsequent Events (As Restated) for further discussion.

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

The Company authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to the Former Manager in connection with the IPO, all of which were vested as of June 30, 2014. As of June 30, 2014, the Company has awarded 6,796,599 shares under the Equity Plan. In the first quarter of 2014, the Company issued 282,854 shares to its non-executive directors pursuant to the Equity Plan. Upon issuance, the documentation provided for accelerated vesting of shares upon voluntary resignation of the independent directors. As a result, the Company determined there was no required service period and $3.6 million has been recorded as expense during the six months ended June 30, 2014. However, based upon the findings of the Audit Committee and the Company in connection with the recent review of the Company’s previously filed financial statements, the Company subsequently modified such awards to provide that voluntary resignation would not accelerate the vesting of such awards.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Director Stock Plan

The Company has adopted a Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the Company’s independent directors, each of whom is a non-executive director. Awards of restricted stock will vest in accordance with the award agreements, which generally provide for ratable vesting over a five-year period following the date of grant. The awards of restricted stock provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At June 30, 2014, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of June 30, 2014, the Company has awarded 45,000 shares under the Director Stock Plan.

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

Immediately prior to the effective time of the ARCT IV Merger, each then-outstanding share of ARCT IV restricted stock fully vested. All shares of ARCT IV common stock then-outstanding as a result of the full vesting of shares of ARCT IV restricted stock, and the satisfaction of any applicable withholding taxes, received shares of the Company’s common stock based on the ARCT IV Exchange Ratio and additional consideration pursuant to the terms of the ARCT IV Merger Agreement.

The following table details the restricted shares activity within the Equity Plan and Director Stock Plan during the six months ended June 30, 2014:

	Equity Plan		Director Stock Plan
	Shares of Restricted Common Stock	Weighted-Average Issue Price	Shares of Restricted Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	931,442	$13.82	18,875	$13.52
Granted	5,602,989	13.28	3,000	13.99
Vested	458,546	12.94	(21,875)	13.58
Forfeited	(94,040)	13.89	—	—

Unvested, June 30, 2014	5,981,845	$13.38	—	$—

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

For the three and six months ended June 30, 2014, compensation expense, excluding Outperformance Bonus expense related to the OPP, for restricted shares was $2.9 million and $20.4 million, respectively, which is recorded in general and administrative on the consolidated statement of operations.

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

Pursuant to previous authorization of the Company’s board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units became fully earned, vested and convertible into OP units upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date. During the six months ended June 30, 2014, the Company recorded expenses of $1.6 million for the LTIP Units under the OPP, which is recorded in general and administrative in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2013, the Company recorded expenses of $3.1 million and $3.7 million, respectively, for the LTIP Units under the OPP, which is recorded in equity-based compensation in the accompanying consolidated statements of operations. As of June 30, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense has been allocated to the non-controlling interest on the consolidated balance sheet.

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

June 30, 2014 (Unaudited) – (Continued)

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

The New OPP provides for early calculation and vesting of the award in the event of a change in control of the Company, prior to the end of the Performance Period. The Participants are entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the New OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, one-third of any earned LTIP Units will vest on October 1, 2016, October 1, 2017 and October 1, 2018, respectively. The Participants are entitled to receive distributions on their LTIP Units to the extent provided for in the LPA, as amended from time to time. During the three and six months ended June 30, 2014, the Company recorded expenses of $2.8 million and $5.3 million, respectively, for the New OPP, which is recorded in equity-based compensation and included with general and administrative expense on the consolidated statement of operations. As of June 30, 2014, the Company recorded a total payable for distributions on LTIP units related to the OPP and the New OPP of $6.9 million.

Note 20 — Related Party Transactions and Arrangements (As Restated)

The Company, ARCT III and ARCT IV have incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), ARC, ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III, LLC (the “ARCT III Advisor”), American Realty Capital Advisors IV,LLC (“the ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). References throughout this Note 20 — Related Party Transactions and Arrangements (As Restated) to expenses incurred by ARCT III or ARCT IV are to expenses incurred before their acquisitions by the General Partner on February 28, 2013 and January 3, 2014, respectively.

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

June 30, 2014 (Unaudited) – (Continued)

The following table summarizes the related party fees and expenses incurred by the Company, ARCT III and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Related party transactions:
Expenses and capitalized costs:
Financing fees and reimbursements	$—	$6,296	$—	$13,796
Offering related costs	2,000	22,669	2,150	158,657
Acquisition related expenses	113	19,867	1,652	26,830
Merger and other non-routine transactions	40	255	137,778	106,935
Management fees to affiliates	—	—	13,888	12,493
General and administrative expenses	437	4,134	16,029	9,343
Indirect affiliate expenses	3,997	—	4,495	—
Cole Capital revenues:
Cole Capital offering related revenue	9,969	—	52,422	—
Cole Capital operating revenue	27,253	—	39,057	—

Total	$43,809	$53,221	$267,471	$328,054

The following sections below further expand on the summarized related party transactions listed above.

Financing Fees and Reimbursements

During the three and six months ended June 30, 2013, the Company, ARCT III, and ARCT IV paid the Former Manager, the ARCT III Advisor and the ARCT IV Advisor, respectively, financing coordination fees of $6.3 million and $13.8 million, respectively, which is equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company, ARCT III or ARCT IV, obtained and used for the acquisition of properties that was arranged by the Former Manager, the ARCT III Advisor or the ARCT IV Advisor, respectively. The financing fees were payable in cash at the closing of each financing. In conjunction with the closing of the ARCT III Merger, it was agreed that these fees would no longer be paid by the Company to the Former Manager. These fees were paid by ARCT IV throughout 2013. No such fees were incurred during the six months ended June 30, 2014. Financing fees and reimbursements are included in deferred costs, net in the accompanying consolidated balance sheets.

Offering Related Costs

The Company, ARCT III and ARCT IV recorded commissions, fees and offering cost reimbursements as shown in the table below for services provided to the Company, ARCT III and ARCT IV, as applicable, by affiliates of the Former Manager during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Offering related costs:
Commissions and fees	$—	$21,754	$—	$147,686
Offering costs and other reimbursements	2,000	915	2,150	10,971

Total	$2,000	$22,669	$2,150	$158,657

RCS served as the dealer-manager of the ARCT III IPO and the ARCT IV IPO. RCS received fees and compensation in connection with the sale of ARCT III’s and ARCT IV’s common stock in the respective IPOs. RCS received a selling commission of 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers in each of the IPOs. RCS received 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer-manager fee in each of the IPOs. In addition, ARCT III and ARCT IV reimbursed the ARCT III Advisor, the ARCT IV Advisor and RCS, as applicable, for services relating to the ARCT III IPO and the ARCT IV IPO during 2013 and for

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

services relating to the Company’s ATM equity program during 2014. During the three and six months ended June 30, 2014, reimbursements in connection with the ATM totaled $2.0 million and $2.2 million, respectively. During the three and six months ended June 30, 2013, reimbursements in connection with the ARCT IV IPO totaled $22.7 million and $158.7 million, respectively. Offering related costs are included in offering costs, commissions and dealer-manager fees in the accompanying consolidated statements of changes in equity.

Acquisition Related Expenses

During the six months ended June 30, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to its acquisition of certain properties in the Fortress Portfolio and $0.6 million (equal to 0.25% of the contract purchase price) to RCS related to its acquisition of certain properties in the Inland Portfolio. During the three months ended June 30, 2014, the Company paid a fee of $0.1 million to RCS related to its acquisition of certain properties in the Inland portfolio. No fees were incurred during the six months ended June 30, 2013 in connection with these transactions.

Separate from acquisition fees related to the acquisition of certain properties in the GE Capital Portfolio discussed below, the Company, ARCT III and ARCT IV paid acquisition fees to the Former Manager and its affiliates equal to 1.0% of the contract purchase price, inclusive of indebtedness, of each property acquired by the Company, ARCT III or ARCT IV, as applicable. The Company, ARCT III and ARCT IV additionally reimbursed certain expenses as permitted under the advisory agreements. The Company and ARCT III were no longer required to pay these fees as of the ARCT III Merger, except for those properties in the Company’s acquisition pipeline as of that date. ARCT IV incurred these fees throughout 2013. During the three and six months ended June 30, 2013, these fees and additional reimbursements totaled $6.6 million and $13.5 million, respectively. No such fees were incurred during the six months ended June 30, 2014.

During the three and six months ended June 30, 2013, the Company paid a fee of $1.9 million (equal to 0.25% of the contract purchase price) to RCS and reimbursed expenses of $6.1 million to ARC related to its acquisition of certain properties in the GE Capital Portfolio. No such fees were incurred during the six months ended June 30, 2014 in relation to the GE Capital Portfolio.

During the three and six months ended June 30, 2013, ARCT IV incurred an acquisition fee of $5.3 million to ARC related to its acquisition of certain properties in the GE Capital Portfolio.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Merger and Other Non-routine Transactions

The Company, ARCT III and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below. These fees are included in merger and other non-routine transactions in the accompanying consolidated statements of operations. The tables below shows fees and expenses attributable to each merger and other non-routine transaction during the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	ARCT IV Merger	Internalization and Other	Cole Merger	Multi-tenant Spin- Off	Total
Personnel costs and other reimbursements	$—	$—	$40	$—	$40

	Six Months Ended June 30, 2014
	ARCT IV Merger	Internalization and other	Cole Merger	Multi-tenant Spin- Off	Total
Merger related costs:
Strategic advisory services	$8,400	$—	$17,115	$1,750	$27,265
Personnel costs and other reimbursements	—	—	72	—	72

Other non-routine transactions:

Subordinated distribution fees	78,244	—	—	—	78,244
Furniture, fixtures and equipment	5,800	10,000	—	—	15,800

Other fees and expenses	—	—	2,900	—	2,900
Personnel costs and other reimbursements	417	—	1,728	—	2,145

Post-transaction support services	1,352	10,000	—	—	11,352

Total	$94,213	$20,000	$21,815	$1,750	$137,778

The tables below shows fees and expenses attributable to each merger and other non-routine transaction during the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013
	ARCT III Merger	ARCT IV Merger	Other	Total
Merger related costs:
Personnel costs and other reimbursements	$188	$23	$44	$255

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

	Six Months Ended June 30, 2013
	ARCT III Merger	ARCT IV Merger	Other	Total
Merger related costs:
Legal fees and expenses	$125	$—	$—	$125
Personnel costs and other reimbursements	522	23	44	589

Other non-routine transactions:

Subordinated distribution fees	98,360	—	—	98,360
Furniture, fixtures and equipment	5,800	—	—	5,800

Legal fees and expenses	61	—	—	61

Post-transaction support services	2,000	—	—	2,000

Total	$106,868	$23	$44	$106,935

Merger Related Costs

ARCT IV Merger

Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV Merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. These commissions were included in merger and other non-routine transactions in the accompanying consolidated statements of operations for six months ended June 30, 2014. No fees were incurred under this agreement during the six months ended June 30, 2013 or during the three months ended June 30, 2014.

Cole Merger

The Company entered into an agreement with RCS, under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company incurred and recognized $14.2 million in expense from this agreement during the six months ended June 30, 2014. These fees are included in merger and other non-routine transactions in the accompanying consolidated statement of operations during the six months ended June 30, 2014. No fees relating to this agreement were incurred during the three months ended June 30, 2014 or during the six months ended June 30, 2013.

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

Multi-tenant Spin-off

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Company’s previously announced spin-off of its multi-tenant shopping center

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

portfolio. During the six months ended June 30, 2014, the Company incurred $1.8 million of such fees, which are included in merger and other non-routine transactions in the accompanying consolidated statement of operations for the six months ended June 30, 2014. No such fees were incurred during the six months ended June 30, 2013.

Other Non-routine Transactions

ARCT III Merger Subordinated Distribution Fees

On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “ARCT III Contribution and Exchange Agreement”) with the ARCT III OP and the ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including a subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders in addition to their initial investment. Pursuant to the ARCT III Contribution and Exchange Agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the $98.4 million subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted into 7.3 million OP Units after application of the ARCT III Exchange Ratio. The Company recorded an expense of $98.4 million during the six months ended June 30, 2013 in connection with this transaction. In conjunction with the ARCT III Merger Agreement, the ARCT III Special Limited Partner agreed to hold its OP Units for a minimum of one year before converting them into shares of Company common stock.

ARCT IV Merger Subordinated Distribution Fees

On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, ARCT IV Special Limited Partner and ARC Real Estate. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the $78.2 million of subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million ARCT IV OP Units. Upon consummation of the ARCT IV Merger, these ARCT IV OP Units were immediately converted into 6.7 million OP Units after application of the ARCT IV Exchange Ratio. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to hold its OP Units for a minimum of two years before converting them into shares of the Company’s common stock.

Furniture, Fixtures and Equipment and Other Assets

The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, concurrently with the closing of the ARCT III Merger and ARCT IV Merger and the Company’s transition to self-management, the Sellers sold the OP certain FF&E and other assets used by the Sellers in connection with managing the property level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million and $5.8 million to purchase the FF&E and other assets during the six months ended June 30, 2014 and 2013, respectively. No costs were incurred during the three months ended June 30, 2014 and 2013, respectively. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction-related expense.

Other Fees and Expenses

In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the six months ended June 30, 2014. No such payments were made during the three months ended June 30, 2014 or the six months ended June 30, 2013.

Post-Transaction Support Services

ARCT III entered into an agreement with ARC Advisory under which ARC Advisory agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

the ARCT III Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT III Merger). ARCT III incurred and paid $2.0 million in fees pursuant to this agreement during the six months ended June 30, 2013. No fees were incurred during the three months ended June 30, 2013 or for the three and six months ended June 30, 2014 in connection with this agreement.

In connection with its entry into the ARCT IV Merger Agreement, ARCT IV agreed to pay additional asset management fees, which totaled $1.3 million net of credits received from affiliates during the six months ended June 30, 2014. No such fees were incurred during the three month ended June 30, 2014.

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

	Six Months Ended June 30,
	2014	2013
Management fees to affiliates:
Asset management fees	$13,888	$11,693
Property management fees	—	800

Total	$13,888	$12,493

Base Management Fees

Prior to the termination of the amended and restated management agreement, the Company paid the Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance, for the value of assets up to $3.0 billion and 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The management fee was generally payable in cash however in lieu of cash. Prior to the ARCT III Merger, the Former Manager was entitled to an annual base management fee equal to 0.50% per annum for the unadjusted book value of assets with no asset threshold limitations. The Former Manager waived the management fee of $2.0 million and $2.4 million during the three and six months ended June 30, 2013, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

In connection with a 60-day extension of the advisory agreement which was executed in order to facilitate the smooth transition of advisory services following the consummation of the ARCT III Merger, the Company incurred and paid additional asset management fees of $2.3 million during the six months ended June 30, 2013. No such fees were incurred during the three months ended June 30, 2013 or during the six months ended June 30, 2014.

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

The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio discussed in Note 3 — Mergers and Acquisitions and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the six months ended June 30, 2014. No additional expense was recognized during the three months ended June 30, 2014.

Property Management Fees

ARCT III also agreed to pay an affiliate of ARC, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III’s stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also agreed to reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

for such services, it paid them customary market fees and paid the affiliated property manager an oversight fee of up to 1% of the gross revenues of the property managed. Property management fees of $0.8 million are recorded in management fees to affiliates in the accompanying consolidated statements of operations for the six months ended June 30, 2013. No property management fees were incurred during the three months ended June 30, 2013 or the six months ended June 30, 2014.

Quarterly Incentive Fee

Prior to the termination of the amended and restated management agreement as a result if internalization, the Company was required to pay the Former Manager a quarterly incentive fee, calculated based on 20% of the excess of annualized core earnings (as defined in the management agreement with the Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were incurred or paid during the six months ended June 30, 2014 or 2013.

General and Administrative Expenses

The Company, ARCT III and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative expenses:
Advisory fees and reimbursements	$437	$1,066	$1,955	$3,667
Equity awards	—	3,068	14,074	5,676

Total	$437	$4,134	$16,029	$9,343

Advisory Fees and Reimbursements

The Company, ARCT III and ARCT IV agreed to pay certain fees and reimbursements to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, transfer agent fees, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the three and six months ended June 30, 2014, these expenses totaled $0.4 million and $2.0 million, respectively. During the three and six months ended June 30, 2013, these expenses totaled $1.1 million and $3.7 million, respectively.

Equity Awards

Upon consummation of the ARCT III Merger, the Company entered into the OPP with the Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

The Company recorded $3.1 million and $3.7 million of expense during the three and six months ended June 30, 2013 in connection with the OPP. During the six months ended June 30, 2014, $1.6 million was recorded to general and administrative expenses as stock based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014. No expenses were incurred during the three months ended June 30, 2014.

As a result of the ARCT III Merger, certain restricted shares held by employees of affiliates of the Former Manager were fully vested. This expense of $2.0 million is included in general and administrative expense in the accompanying consolidated statement of operations during the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company granted 325,000 restricted stock awards to employees of affiliates of the Former Manager as compensation for certain services. The grant date fair value for this issuance was $4.5 million. No such awards were granted during the three months ended June 30, 2013.

During the six months ended June 30, 2014, the Company granted 796,075 restricted stock awards to employees of affiliates of the Former Manager as compensation for certain services and 87,202 restricted stock awards to two directors who are affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million was recorded in general and administrative expenses in the accompanying consolidated statements of operations. No grants were made to employees of affiliates of the Former Manager during the three months ended June 30, 2014.

Indirect Affiliate Expenses

During 2014, the Company incurred fees and expenses payable to the Company’s affiliates or payable to a third party on behalf of the Company’s affiliates for amenities related to certain buildings, as explained below. No such fees or expenses were incurred during 2013. These expenses are depicted in the table below for the periods indicated (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Indirect affiliate expenses:
Audrain building	$3,517	$3,922
ANST office build-out	335	335
New York (405 Park Ave) office	116	187
Dresher, PA office	17	36

North Carolina office	12	15

Total	$3,997	$4,495

Audrain Building

During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, and affiliates of the Former Manager. ARC Real Estate requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to the affiliate of the Former Manager or be paid directly to the contractors and vendors. During the three and six months ended June 30, 2014, the Company paid $3.5 million and $3.8 million, respectively, for tenant improvements and furniture and fixtures relating to the renovation. These payments were made directly to third parties.

In addition, on October 4, 2013, the Company entered into a lease agreement with the subsidiary of ARC Real Estate for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the three and six months ended June 30, 2014, the Company incurred and paid $0.1 million and $0.1 million, respectively, for base rent, which was partially offset by $9,000 and $17,000, respectively, of rental revenue received from the subtenants.

Subsequent to June 30, 2014, as a result of findings of the investigation conducted by the Audit Committee, the Company terminated the lease agreement and was reimbursed for the tenant improvement and furniture costs incurred by the Company

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

totaling approximately $8.5 million, which included the tenant improvements of approximately $3.8 million incurred by the Company in the six months ended June 30, 2014. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.

ANST Office Build-out

During the six months ended June 30, 2014, as a result of the Cole Merger, the Company worked to develop a partnership with ANST to better service clients and shareholders more efficiently, as well as create more career opportunities for the employees. Plans were made to move ANST to part of the Cole Capital office building in 2014. In order to accommodate the ANST employees, the Cole Capital office building was to be remodeled. During the six months ended June 30, 2014, the Company paid $0.3 million directly to third parties for leasehold improvements and furniture and fixtures relating to the renovation.

Subsequently, ANST never moved into the building. The Company is considering its options with regard to recovery of such payments, although no decisions have been made at this time. No asset has been recognized in the financial statements related to any potential recovery.

Office Rents

During the three and six months ended June 30, 2014, the Company paid $0.1 million and $0.2 million, respectively, to an affiliate of the Former Manager for rent related to offices in New York, Pennsylvania and North Carolina where certain of the Company’s employees shared office space with an affiliate of the Former Manager.

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

Investment in an Affiliate of the Former Manager

As of June 30, 2014 and December 31, 2013, the Company held an investment valued at $1.7 million and $1.6 million, respectively, in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs.

Ownership by Affiliates of the Former Manager

Certain affiliates of the Former Manager own shares of the Company’s common stock, shares of unvested restricted common stock, OP Units and LTIP Units. As of June 30, 2014 and December 31, 2013, 2.77% and 4.37%, respectively, of the total equity units issued by the Company and the OP were owned by affiliates.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Due to Affiliates

Due to affiliates, as reported in the accompanying consolidated balance sheets, is comprised of the following amounts discussed above (in thousands):

	June 30, 2014	December 31, 2013
	(as Restated)	(as Restated)
Due to affiliates:
Offering related costs	$2,000	$220
Merger and other non-routine transactions	42	38,645
General and administrative	868	59,600
Indirect affiliate expenses	68	—
Management fees to affiliates	—	4,969
Managed REITS and Other	206	—

Total	$3,184	$103,434

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

June 30, 2014 (Unaudited) – (Continued)

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

	Three Months Ended June 30, 2014
	CCPT IV (1)	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$(12)	$1,347	$4,579	$195	$6,109
Selling commissions reallowance expense	(12)	1,347	4,579	195	6,109
Dealer-manager fee revenue	(2)	416	1,372	123	1,909
Dealer-manager fees reallowance expense	107	178	668	6	959
Other expense reimbursement revenue	(18)	415	1,372	182	1,951

(1)	Due to net cancellations during the quarter, related to shares sold prior to the fund closing on February 25, 2014.

	Period from the Cole Acquisition Date to June 30, 2014
	CCPT IV	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,113	$1,347	$4,950	$216	$35,626
Selling commissions reallowance expense	29,113	1,347	4,950	216	35,626
Dealer-manager and distribution fee revenue	8,771	416	1,486	188	10,861
Dealer-manager fees reallowance expense	4,971	178	721	8	5,878
Other expense reimbursement revenue	3,749	465	1,486	235	5,935

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

June 30, 2014 (Unaudited) – (Continued)

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

	Three Months Ended June 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other
Operations:
Acquisition fee revenue	$6,787	$519	$3,232	$3,874	$—	$(1)
Asset management fee revenue	$—	$—	$—	$—	$—	$252
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$284
Operating expense reimbursement revenue	$1,538	$166	$758	$79	$135	$—
Advisory and performance fee revenue	$4,747	$9	$4,561	$115	$198	$—

	Period from the Cole Acquisition Date to June 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other
Operations:
Acquisition fee revenue	$10,785	$585	$3,727	$3,874	$—	$(1)
Asset management fee revenue	$—	$—	$—	$—	$—	$403
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$574
Operating expense reimbursement revenue	$2,603	$183	$1,187	$79	$135	$—
Advisory and performance fee revenue	$7,311	$9	$7,156	$141	$306	$—

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

		$3,917

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

Due from Affiliates

As of June 30, 2014, $73.7 million was expected to be collected from affiliates, including balances from the Managed REITs lines of credits, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying consolidated balance sheet. In connection with the Cole Merger, the Company acquired a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCIT II. During the six months ended June 30, 2014, the Company entered into a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCPT V. The CCIT II and CCPT V line of credit agreements each bear an interest rate equal to the one-month LIBOR plus 2.20% and mature in January 2015 and March 2015, respectively. In addition, during the six months ended June 30, 2014, the Company increased the available borrowings under the revolving line of credit to CCIT II to $60.0 million. During the six months ended June 30, 2014, CCIT II and CCPT V borrowed $55.0 million and $9.7 million, respectively, on their lines of credit. These amounts remained outstanding as of June 30, 2014 and are included in due from affiliates in the accompanying consolidated balance sheets.

Note 21 — Economic Dependency

Prior to transitioning to self-management on January 8, 2014, the Company engaged, under various agreements, the Former Manager and entities affiliated with the Former Manager, to provide certain services that are essential to the Company, including asset management services and supervision of the management and leasing of properties owned by the Company, the sale of shares of the Company’s common stock, as well as other administrative responsibilities for the Company including information technology, legal services and investor relations.

As a result of these relationships, the Company was dependent upon the Former Manager and entities affiliated with the Former Manager. In the event that these companies were unable to provide the Company with the respective services, the Company would have been required to find alternative providers of these services. As a result of the ARCT III Merger, the Company internalized certain accounting and property acquisition services previously performed by the Former Manager and its affiliates. The Company may from time to time engage entities under common control with the Former Manager for legal, information technology or other support services for which it will pay a fee, subject to approval by the Company’s independent directors. No such engagements are in place between the Company and the Former Manager and its affiliates.

Note 22 — Net Loss Per Share (As Restated)

The Company’s unvested restricted stock contains non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore, are included in the computation of earnings per share under the two-class method. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested restricted stock are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2014 and 2013 (dollar amounts in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to the Company	$(54,720)	$(69,603)	$(346,164)	$(213,483)
Less: dividends declared on preferred shares and participating securities	23,291	233	46,723	426

Net loss attributable to common stockholders	$(78,011)	$(69,836)	$(392,887)	$(213,909)

Weighted average number of shares of common shares outstanding:
Basic	815,406,408	198,956,355	682,178,587	183,316,963

Net loss per common share:
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.35)	$(0.58)	$(1.17)

As of June 30, 2014, the Company excluded 24,771,215 OP Units outstanding, which are convertible to an equal number of shares of the Company’s common stock, 5,649,968 shares of unvested restricted stock outstanding, 21,735,008 shares of the Company’s Series D Preferred Stock outstanding from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 23 — Property Dispositions (As Restated)

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

As of June 30, 2014, there was one property classified as held for sale. As of December 31, 2013, the Company classified one property as held for sale, which has been presented as discontinued operations on the Company’s consolidated statements of operations.

Note 24 — Income Taxes (As Restated)

As a REIT, the Company generally is not subject to federal income tax, with the exception of its TRS. However, the Company, including its TRS, is still subject to certain state and local income taxes in the various jurisdictions in which it operates.

Based on the above, Cole Capital, substantially all of which is conducted through a TRS, recognized a benefit from federal and state income taxes of $7.5 million and $13.7 million for the three and six months ended June 30, 2014, respectively, which is included in other income, net in the accompanying consolidated statement of operations. No provision or benefit for income taxes was recognized for the three and six months ended June 30, 2013 as the Company did not commence operations for Cole Capital until the Cole Acquisition Date. The difference in the benefit from income taxes reflected in the consolidated statements of operations as compared to the benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.

The REI segment recognized state income and franchise taxes of $2.8 million and $3.9 million during the three and six months ended June 30, 2014, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2013, respectively, which are included in other income, net in the accompanying consolidated statements of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited) – (Continued)

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

Note 25 — Subsequent Events

Significant events that occurred subsequent to June 30, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Certain Sections Restated and Corrected)

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Properties, Inc. (the “Company”) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, include ARC Properties Operating Partnership, L.P., a Delaware limited partnership (the “OP”) and its subsidiaries. Prior to becoming self-managed as of January 8, 2014, the Company was externally managed by ARC Properties Advisors, LLC (the “Former Manager”), a Delaware limited liability company and wholly owned subsidiary of AR Capital, LLC (“ARC”). Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I - Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.

Restatement

As discussed in the explanatory note to this Amended Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) and Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements, we are restating our consolidated financial statements and related disclosures for the three and six months ended June 30, 2013 and 2014.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•	The competition for the type of properties we desire to acquire may cause our dividends and the long-term returns of our investors to be lower than they otherwise would be.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all, which could have a material adverse effect on our financial condition, results of operations, cash flow, cash available for dividends to our stockholders, per share trading price of our common stock and our ability to satisfy our debt service obligations.

•	We depend on tenants for our revenue, and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on us.

•	We are subject to tenant industry concentrations that make us more susceptible to adverse events with respect to certain industries.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

•	We may be unable to make scheduled payments on our debt obligations.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and as such we may be forced to borrow at higher rates to fund our operations.

•	We may be unable to pay or maintain cash dividends or increase dividends over time.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may be adversely affected by increases in interest rates or a failure to maintain our OP’s credit rating.

•	We may not be able to integrate the assets and businesses acquired in Recent Acquisitions (defined below) into our existing portfolio or with our business successfully, or may not realize the anticipated benefits within the expected timeframe or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with our Recent Acquisitions that do not fit within our target assets.

•	We may not be able to effectively manage our expanded portfolio and operations following our Recent Acquisitions.

•	We may be affected by risks associated with current and future litigation, including pending and filed securities litigation and governmental inquiries.

•	We may not be able to successfully acquire future properties on advantageous terms.

•	We may not be able to achieve and maintain profitability.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and tenant credit, geographic and industry concentrations.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from our Recent Acquisitions.

•	We may fail to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•	Once we resume paying a dividend in respect of our common stock, there is no guarantee that such dividend will be paid at a rate equal to or at the same frequency as our previously declared monthly dividend.

•	Our financial condition may be affected by our recent credit rating downgrade which could impact our access to capital and the terms of potential financing.

•	We have material weaknesses in our disclosure controls and procedures and our internal control over financial reporting we have reported for prior periods and we may not be able to remediate such material weaknesses in a timely enough manner to eliminate the risks posed by such material weaknesses in future periods.

•	Failure to timely deliver on or before March 31, 2015 our and the OP’s annual report on Form 10-K for the year ended December 31, 2014 in light of our obligations pursuant to an agreement with the lenders under the Credit Facility and pursuant to the terms of our indentures governing our senior unsecured and convertible notes could result in an event of default.

•	We may not satisfy NASDAQ’s requirements for regaining compliance with its listing rules and, if so, NASDAQ could delist our common stock and Series F Preferred Stock.

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

Prior to January 8, 2014, we retained the Former Manager to manage our affairs on a day-to-day basis with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it was in the best interests of us and our stockholders to become self-managed and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with our Former Manager, entered into employment and incentive compensation arrangements with our executives and acquired from our Former Manager certain assets necessary for our operations.

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

As of June 30, 2014, we owned 3,966 properties consisting of 106.8 million square feet, which were 98.8% leased with a weighted average remaining lease term of 9.9 years. In constructing our portfolio, we are committed to diversification by industry, tenant and geography. As of June 30, 2014, rental revenues derived from investment-grade tenants and tenants affiliated with investment-grade entities as determined by a major rating agency approximated 49% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our REI revenue from investment grade tenants as we further acquire properties and enter into, or assume, lease arrangements.

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

Fortress Portfolio Acquisition

On July 24, 2013, ARC and another related entity, on behalf of us and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress for the purchase of 196 properties owned by Fortress Investment Group LLC (“Fortress”), for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to us based on the pro rata fair value of the properties acquired by us relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties (the “Fortress Portfolio”) were allocated to and assigned by us. On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During the six months ended June 30, 2014, we closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.

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

Cole Credit Property Trust, Inc. Merger

On March 17, 2014, we and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “CCPT Merger Agreement”) with Cole Credit Property Trust, Inc., a Maryland corporation (“CCPT”). The CCPT Merger Agreement provided for the merger of CCPT with and into a subsidiary of ours (the “CCPT Merger”). We consummated the CCPT Merger on May 19, 2014 (the “CCPT Acquisition Date”).

Purchase Agreement for Red Lobster Portfolio

On May 15, 2014, we entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants from a third party. The transaction is structured as a sale-leaseback in which we will purchase and immediately lease the portfolio back to the third party pursuant to the terms of multiple master leases. The purchase price is $1.7 billion, exclusive of closing costs and related expenses. On July 28, 2014, we closed on 492 of the properties and expect to close on the remaining 50 properties early in the third quarter of 2014.

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

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Total Real Estate Investment Revenue

REI revenue increased $290.1 million to $345.0 million for the three months ended June 30, 2014, compared to $54.9 million for the three months ended June 30, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 91% and 96% of total REI revenue during the three months ended June 30, 2014 and 2013, respectively.

Rental Income

Rental income increased $261.8 million to $314.5 million for the three months ended June 30, 2014, compared to $52.7 million for the three months ended June 30, 2013. The increase was primarily due to our net acquisition of 2,178 properties (which excludes 47 properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to June 30, 2013.

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

Operating Expense Reimbursements

Operating expense reimbursements increased by $27.0 million to $29.3 million for the three months ended June 30, 2014 compared to $2.3 million for the three months ended June 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per the respective lease. Operating expense reimbursements increase was driven by our net acquisition of 2,178 properties subsequent to June 30, 2013.

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

Acquisition Related Expenses

Acquisition related expenses decreased $30.1 million to $7.2 million for the three months ended June 30, 2014, compared to $37.3 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, acquisition costs consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. In addition to the costs above, during the three months ended June 30, 2013, we paid acquisition fees to the Former Manager for acquisitions by ARCT IV. In conjunction with the ARCT IV Merger, it was agreed that the Former Manager would no longer charge acquisition fees.

Merger and Other Non-routine Transaction Related Expenses

Costs related to various mergers, as well as other transaction costs increased $0.1 million to $6.0 million for the three months ended June 30, 2014, compared to $5.9 million for the three months ended June 30, 2013. The increase in merger and other non-routine transactions was primarily associated with costs incurred for the CCPT Merger and the pending disposition of the 67 multi-tenant properties and nine single-tenant properties and the adjacent land and related property (the “Multi-Tenant Portfolio”).

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

Property Operating Expenses

Property operating expenses increased $36.2 million to $39.3 million for the three months ended June 30, 2014, compared to $3.1 million for the three months ended June 30, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the net acquisition of 2,178 rental income-producing properties subsequent to June 30, 2013. The primary property operating expense items are property taxes and repairs and maintenance.

General and Administrative Expenses

General and administrative expenses increased $11.7 million to $18.0 million for the three months ended June 30, 2014, compared to $6.3 million for the three months ended June 30, 2013. The increase in general and administrative expenses was primarily driven by an increase in the REI segment’s allocation of compensation expense due to becoming self-managed on January 8, 2014. General and administrative expenses primarily included the REI segment’s share of employee compensation and benefits, including legal, accounting and professional fees and escrow and trustee fees.

In addition, included in general and administrative expenses is equity-based compensation that increased $0.1 million to $3.6 million for the three months ended June 30, 2014, compared to $3.5 million for the three months ended June 30, 2013. The increase was primarily due to equity-based compensation expenses related to the multi-year outperformance plan (the “New OPP”), which was entered into upon the Company’s transition to self-management on January 8, 2014, as well as an increase in the amortization of restricted stock for the awards granted subsequent to June 30, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased $192.3 million to $226.0 million for the three months ended June 30, 2014, compared to $33.7 million for the three months ended June 30, 2013. The increase in depreciation and amortization was primarily driven by our net acquisition of 2,178 properties subsequent to June 30, 2013.

Impairment of Real Estate

During the three months ended June 30, 2014, we recorded an impairment on real estate of $1.6 million related to four properties, as discussed in Note 11 — Fair Value of Financial Instruments (As Restated) to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No impairments on real estate were recorded during the three months ended June 30, 2013.

Interest Expense, Net

Interest expense, net increased $92.5 million to $103.9 million for the three months ended June 30, 2014, compared to $11.4 million during the three months ended June 30, 2013. The increase in interest expense was due to an increase in the average debt balance of $10.0 billion for the three months ended June 30, 2014 compared to $888.6 million for the three months ended June 30, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions and the issuance of the corporate bonds. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended June 30, 2014 and 2013 was 3.72% and 3.48%, respectively.

Other Income (Expense), Net

Other income (expense) increased $2.8 million to income of $4.3 million for the three months ended June 30, 2014, compared to income of $1.5 million for the three months ended June 30, 2013. Other income primarily consisted of interest income from CMBS securities of $3.2 million for the three months ended June 30, 2014. During the three months ended June 30, 2013, we recorded $1.4 million in income from investments.

Gain (Loss) on Derivative Instruments, Net

Gain on derivative instruments for the three months ended June 30, 2014 was $14.2 million, which primarily related to marking the Series D Preferred Stock embedded derivative to fair value. The gain was partially offset by a loss on derivative instruments resulting from marking our derivative instruments to fair value. We recorded a loss on derivative instruments of $31.2 million during the three months ended June 30, 2013 that resulted from marking our derivate instruments to fair value.

Loss on Disposition of Properties, Net

During the three months ended June 30, 2014, we recorded a loss on the sale of eight properties of $1.3 million. We did not sell any properties during the three months ended June 30, 2013.

Gain on Sale of Investment Securities

No investment securities were sold during the three months ended June 30, 2013 or 2014.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Total Real Estate Investment Revenue

REI revenue increased $514.1 million to $611.9 million for the six months ended June 30, 2014, compared to $97.8 million for the six months ended June 30, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 91% and 96% of total REI revenue during the six months ended June 30, 2014 and 2013, respectively.

Rental Income

Rental income increased $465.2 million to $558.9 million for the six months ended June 30, 2014, compared to $93.7 million for the six months ended June 30, 2013. The increase was primarily due to our net acquisition of 2,178 properties (which excludes 47 properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to June 30, 2013.

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

Operating Expense Reimbursements

Operating expense reimbursements increased by $46.5 million to $50.7 million for the six months ended June 30, 2014 compared to $4.2 million for the six months ended June 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements increase was driven by our net acquisition of 2,178 properties subsequent to June 30, 2013.

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

Acquisition Related Expenses

Acquisition related expenses decreased $27.0 million to $20.6 million for the six months ended June 30, 2014, compared to $47.6 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, acquisition costs consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. In addition to the costs above, during the six months ended June 30, 2013, we paid acquisition fees to the Former Manager. In conjunction with the ARCT III Merger and ARCT IV Merger, it was agreed that the Former Manager would no longer charge acquisition fees for our acquisitions.

Merger and Other Non-routine Transaction Related Expenses

Costs related to various mergers, as well as other transaction costs increased $36.4 million to $165.8 million for the six months ended June 30, 2014, compared to $129.4 million for the six months ended June 30, 2013. Upon the consummation of the ARCT IV Merger, an affiliate of ARCT IV received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the six months ended June 30, 2014, $78.2 million was recorded for this fee. We issued 6.7 million OP Units to the affiliate as compensation for this fee. In addition, merger and other non-routine transactions consisted of expenses related to the corporate bond issuance and internalization as well as professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the Cole Merger and CCPT Merger, as well as expenses related to the corporate bond issuance and becoming self-managed.

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

Property Operating Expenses

Property operating expenses increased $63.4 million to $69.0 million for the six months ended June 30, 2014, compared to $5.6 million for the six months ended June 30, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the acquisition of 2,178 rental income-producing properties subsequent to June 30, 2013. The primary property operating expense items are property taxes and repairs and maintenance.

Management fees to affiliates

Management fees to affiliates increased $1.4 million to $13.9 million for the six months ended June 30, 2014, compared to $12.5 million for the six months ended June 30, 2013. Prior to the consummation of the ARCT III and ARCT IV Mergers, we incurred certain fees to our Former Manager related to asset and property management. See Note 20 – Related Party Transactions for further discussion of the fees.

General and Administrative Expenses

General and administrative expenses increased $39.6 million to $53.6 million for the six months ended June 30, 2014, compared to $14.1 million for the six months ended June 30, 2013. The increase in general and administrative expenses was primarily driven by an increase in the REI segment’s allocation of compensation expense due to becoming self-managed on January 8, 2014. General and administrative expenses primarily included the REI segment’s share of employee compensation and benefits, including legal, accounting and professional fees and escrow and trustee fees.

In addition, included in general and administrative expenses is equity-based compensation that increased $20.4 million to $27.2 million for the six months ended June 30, 2014, compared to $6.8 million for the six months ended June 30, 2013. The decrease was primarily due to equity-based compensation expenses related to the New OPP, which was entered into upon the Company’s transition to self-management on January 8, 2014, as well as an increase in the amortization of restricted stock for the awards granted subsequent to June 30, 2013.

Depreciation and Amortization Expense

Depreciation and amortization expenses increased $325.0 million to $385.4 million for the six months ended June 30, 2014, compared to $60.4 million for the six months ended June 30, 2013. The increase in depreciation and amortization was driven by our net acquisition of 2,178 properties subsequent to June 30, 2013.

Impairment of Real Estate

During the six months ended June 30, 2014, we recorded an impairment on real estate of $1.6 million related to four properties, as discussed in Note 11 — Fair Value of Financial Instruments (As Restated) to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. No impairments on real estate were recorded during the six months ended June 30, 2013.

Interest Expense, Net

Interest expense increased $206.6 million to $224.8 million for the six months ended June 30, 2014, compared to $18.2 million during the six months ended June 30, 2013. The increase in interest expense was due to an increase in the average debt balance of $7.0 billion for the six months ended June 30, 2014 compared to $630.9 million for the six months ended June 30, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions and the issuance of the corporate bonds. Additionally, we recorded $32.6 million in interest expense as amortization of deferred financing costs associated with the termination of the Barclays Facility and recorded prepayment fees in connection with the defeasance of mortgage notes payable of $32.9 million during the six months ended June 30, 2014. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the six months ended June 30, 2014 and 2013 was 3.72% and 3.51%, respectively.

Other Income, Net

Other income increased $5.8 million to a loss of $8.3 million for the six months ended June 30, 2014, compared to income of $2.5 million for the six months ended June 30, 2013. Other income primarily consisted of interest income from CMBS securities of $5.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2013, we recorded $2.3 million in income from investments.

Gain (Loss) on Derivative Instruments, Net

Gain on derivative instruments for the six months ended June 30, 2014 was $7.1 million, which primarily related to the defeasance of mortgage notes payable that were subject to interest rate swap agreements. See Note 12 — Mortgage Notes Payable to our consolidated financial statements in this Amended Quarterly Report on Form 10-Q/A for further discussion. The gain was partially offset by a loss on derivative instruments resulting from marking our derivative instruments to fair value. We recorded a loss on derivative instruments of $31.2 million during the six months ended June 30, 2013 that resulted from marking our derivate instruments to fair value.

Loss on Disposition of Properties, Net

During the six months ended June 30, 2014, we recorded a loss on the sale of 25 properties of $18.9 million. We did not sell any properties during the six months ended June 30, 2013.

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

Three Months Ended June 30, 2014

Cole Capital Revenue

Cole Capital revenue for the three months ended June 30, 2014 was $37.2 million. Cole Capital revenue primarily consisted of transaction services revenue of $14.4 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. In addition, we recorded management fees and reimbursements of $12.8 million, which consisted of advisory fees and asset and property management fees of $10.1 million from certain Managed REITs and other programs sponsored by us and reimbursements of $2.7 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs. We also recorded dealer manager and distribution fees, selling commissions and offering reimbursements of $10.0 million, of which $7.1 million was reallowed to participating broker-dealers as discussed below and $2.0 million related to organization and offering expense reimbursements from the Managed REITs.

Cole Capital Reallowed Fees and Commissions

Cole Capital reallowed fees and commissions totaling $7.1 million for the three months ended June 30, 2014. We reallowed $6.1 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the three months ended June 30, 2014 and $1.0 million, or 50.2%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.

General and Administrative Expenses

General and administrative expenses were $22.0 million for the three months ended June 30, 2014, which primarily consisted of employee compensation and benefits expense. Other general and administrative expenses included insurance, legal, accounting and professional fees and other operating costs (including rent, supplies and facility maintenance).

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

Other Income

Other income for the three months ended June 30, 2014 was $7.6 million, which primarily consisted of a benefit from income taxes recorded of $7.5 million related to our TRS. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.

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

Cole Capital Reallowed Fees and Commissions

Cole Capital reallowed fees and commissions totaling $41.5 million for the six months ended June 30, 2014. We reallowed $35.6 million, or 100%, of selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs in offering for the six months ended June 30, 2014 and $5.9 million, or 50.2%, related to the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.

General and Administrative Expenses

General and administrative expenses were $42.9 million for the six months ended June 30, 2014, which primarily consisted of employee compensation and benefits expense. Other general and administrative expenses included insurance, legal, accounting and professional fees and other operating costs (including rent, supplies and facility maintenance).

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

Other Income

Other income for the six months ended June 30, 2014 was $13.9 million, which primarily consisted of a benefit from income taxes recorded of $13.7 million related to our TRS. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.

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

As of June 30, 2014, we had $195.5 million of cash and cash equivalents.

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

As discussed in the Explanatory Note to this Form 10-Q/A, the investigation conducted by the Audit Committee concluded that the Company erroneously calculated AFFO and/or AFFO per share for the three and six months ended June 30, 2014 and 2013 due to errors in reflecting non-controlling interests. We are now presenting the restated FFO and AFFO using two methods: 1) we calculate FFO and AFFO on a gross basis, whereby we start with net income attributable to both the stockholders and the non-controlling interest holders, and then adjust net income by the gross reported amounts of the items being adjusted (“Gross Method”); and 2) we calculate FFO and AFFO on a net basis, whereby we start with net income attributable only to the stockholders, and adjust net income by only the stockholders’ portion of the applicable items (“Net Method”). For presentation of the Net Method, the company has included the gross amounts of each adjustment on their respective line items and adjusted for the proportionate share which is attributable to non-controlling interest on a separate line item within FFO and AFFO.

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

The tables below reflect the two methods of calculating for the three and six months ended June 30, 2014 and 2013 (in thousands except for share and per share data).

Net Method

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Corrected)	2013 (As Corrected)	2014 (As Corrected)	2013 (As Corrected)
Net loss attributable to the Company	$(54,720)	$(69,603)	$(346,164)	$(213,483)
Dividends on non-convertible preferred stock	(17,773)	—	(35,147)	—

Adjusted net loss	(72,493)	(69,603)	(381,311)	(213,483)
Loss on disposition of property [a]	1,269	—	18,874	—
Depreciation and amortization of real estate assets [a]	225,940	33,789	385,401	60,520
Impairment of real estate [a]	1,556	—	1,556	—
Proportionate share of adjustments for unconsolidated entities [a]	2,573	—	3,917	—
Proportionate share of adjustments for non-controlling interests (1)	(6,931)	(1,555)	(14,483)	(2,278)

FFO attributable to the Company	151,914	(37,369)	13,954	(155,241)

Acquisition related [b]	7,201	37,266	20,618	47,593
Merger and other non-routine transactions [b]	7,422	5,865	167,720	129,433
Gain on sale of investment securities [b]	—	—	—	(451)
(Gain) loss on derivative instruments, net [b]	(14,207)	31,174	(7,086)	31,179
Interest on convertible obligation to preferred investors [b]	—	1,630	—	1,630
Amortization of premiums and discounts on debt and investments [b]	(4,606)	—	(9,804)	—
Amortization of above- and below-market lease assets and liabilities, net [b]	2,103	68	2,491	136
Net direct financing lease adjustments [b]	137	—	527	—
Amortization and write off of deferred financing costs [b]	10,985	2,271	55,961	4,098
Amortization of intangible assets b (2)	24,024	—	38,016	—
Extinguishment of debt, net [b]	6,469	—	15,868	—
Straight-line rent [b]	(17,413)	(3,066)	(24,933)	(4,576)
Non-cash equity compensation expense b (2)	5,690	3,458	27,264	6,791
Other amortization and non-cash charges b (2)	698	(10)	1,119	23
Proportionate share of adjustments for unconsolidated entities [b]	464	—	782	—
Proportionate share of adjustments for non-controlling interests (3)	(852)	(2,912)	(13,576)	(4,839)

AFFO attributable to the Company	$180,029	$38,375	$288,921	$55,776

Weighted-average shares outstanding - basic	815,406,408	198,956,355	682,178,587	183,316,963
Effect of dilutive securities	27,834,862	8,662,910	27,004,642	4,902,591

Weighted-average shares outstanding - diluted (4)	843,241,270	207,619,265	709,183,229	188,219,554

AFFO attributable to the Company per share	$0.21	$0.18	$0.41	$0.30

(1)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(2)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(3)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(4)	Weighted-average shares for the three and six months ended June 30, 2014 excludes the effect of the convertible debt as the effect would be antidilutive.

Gross Method

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(As Corrected)	(As Corrected)	(As Corrected)	(As Corrected)
Net loss	$(56,598)	$(72,275)	$(362,438)	$(218,212)
Dividends on non-convertible preferred stock	(17,773)	—	(35,147)	—

Adjusted net loss	(74,371)	(72,275)	(397,585)	(218,212)
(Gain) loss on disposition of property	1,269	—	18,874	—
Depreciation and amortization of real estate assets	225,940	33,789	385,401	60,520
Impairment of real estate	1,556	—	1,556	—
Proportionate share of adjustments for unconsolidated entities	2,573	—	3,917	—

FFO	156,967	(38,486)	12,163	(157,692)

Acquisition related	7,201	37,266	20,618	47,593
Merger and other non-routine transactions	7,422	5,865	167,720	129,433
Gain on sale of investment securities	—	—	—	(451)
(Gain) loss on derivative instruments, net	(14,207)	31,174	(7,086)	31,179
Interest on convertible obligation to preferred investors	—	1,630	—	1,630
Amortization of premiums and discounts on debt and investments	(4,606)	—	(9,804)	—
Amortization of above- and below-market lease assets and liabilities, net	2,103	68	2,491	136
Net direct financing lease adjustments	137	—	527	—
Amortization and write off of deferred financing costs	10,985	2,271	55,961	4,098
Amortization of intangible assets (1)	24,024	—	38,016	—
Loss on early extinguishment of debt	6,469	—	15,868	—
Straight-line rent	(17,413)	(3,066)	(24,933)	(4,576)
Non-cash equity compensation expense (1)	5,690	3,458	27,264	6,791
Other amortization and non-cash charges (1)	698	(10)	1,119	23
Proportionate share of adjustments for unconsolidated entities	464	—	782	—

AFFO	$185,934	$40,170	$300,706	$58,164

Weighted-average shares outstanding - basic	815,406,408	198,956,355	682,178,587	183,316,963
Effect of dilutive securities	52,613,117	18,204,198	51,886,559	11,995,695

Weighted-average shares outstanding - diluted (2)	868,019,525	217,160,553	734,065,146	195,312,658

AFFO per share	$0.21	$0.18	$0.41	$0.30

(1)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(2)	Weighted-average shares excludes the effect of the convertible debt as the effect would be antidilutive.

The following tables present the combined impact of all changes, as described above, to the applicable line items in the FFO and AFFO presentations to the Company’s previously reported FFO and AFFO figures, presented using the Gross Method, for the three and six months ended June 30, 2014 (amounts in thousands except share and per share):

	Three Months Ended June 30, 2014
	As Previously Reported	Methodology Adjustments		Error Corrections (1)		As Corrected
Net loss	$(43,265)	$—		$(13,333)		$(56,598)
Dividends on non-convertible preferred stock	(17,773)	—		—		(17,773)

Adjusted net loss	(61,038)	—		(13,333)		(74,371)
(Gain) loss on disposition of property	(1,510)	—		2,779		1,269
Depreciation and amortization of real estate assets	234,089	—		(8,149)		225,940
Impairment of real estate	—	—		1,556		1,556
Proportionate share of adjustments for unconsolidated entities	3,120	—		(547)		2,573

FFO	174,661	—		(17,694)		156,967

Acquisition related	8,453	—		(1,252)		7,201
Merger and other non-routine transactions	13,286	—		(5,864)		7,422
(Gain) loss on derivative instruments, net	(21,926)	—		7,719		(14,207)
Amortization of premiums and discounts on debt and investments	(3,487)	—		(1,119)		(4,606)
Amortization of above- and below-market lease assets and liabilities	2,133	—		(30)		2,103
Net direct financing lease adjustments	136	—		1		137
Amortization and write off of deferred financing costs	11,342	—		(357	) (4)	10,985
Amortization of intangible assets (2)	—	24,024	(3)	—		24,024
Extinguishment of debt, net	3,985	—		2,484		6,469
Straight-line rent	(17,413)	—		—		(17,413)
Non-cash equity compensation expense (2)	9,338	—		(3,648)		5,690
Other amortization and non-cash charges (2)	24,750	(24,024	) (3)	(28)		698
Proportionate share of adjustments for unconsolidated entities	20	—		444		464

AFFO	$205,278	$—		$(19,344)		$185,934

Weighted-average shares outstanding - diluted (5)	869,094,216 (6)	—		(1,074,691)		868,019,525

AFFO per share	$0.24	—		$(0.03)		$0.21

(1)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(2)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(3)	Reports amortization of intangible assets on its own line item.
(4)	Includes reversal of inappropriate adjustment of $1,627 made by former management.
(5)	Weighted-average shares excludes the effect of the convertible debt as the effect would be antidilutive.
(6)	As disclosed in the Company’s quarterly supplemental filed on Form 8-K on July 29, 2014.

	Six Months Ended June 30, 2014
	As Previously Reported	Methodology Adjustments		Error Corrections (1)		As Corrected
Net loss	$(363,920)	$—		$1,482		$(362,438)
Dividends on non-convertible preferred stock	(35,416)	—		269		(35,147)

Adjusted net loss	(399,336)	—		1,751		(397,585)
(Gain) loss on disposition of property	(4,489)	—		23,363		18,874
Depreciation and amortization of real estate assets	384,988	—		413		385,401
Impairment of real estate	—	—		1,556		1,556
Proportionate share of adjustments for unconsolidated entities	3,722	—		195		3,917

FFO	(15,115)	—		27,278		12,163

Acquisition related	20,337	—		281		20,618
Merger and other non-routine transactions	235,478	—		(67,758)		167,720
Gain on derivative instruments, net	(1,729)	—		(5,357)		(7,086)
Amortization of premiums and discounts on debt and investments	(21,812)	—		12,008		(9,804)
Amortization of above- and below-market lease assets and liabilities	2,491	—		—		2,491
Net direct financing lease adjustments	527	—		—		527
Amortization and write off of deferred financing costs	61,256	—		(5,295	) (4)	55,961
Amortization of intangible assets (2)	—	38,016	(3)	—		38,016
Extinguishment of debt, net	24,804	—		(8,936)		15,868
Straight-line rent	(24,933)	—		—		(24,933)
Non-cash equity compensation expense (2)	31,848	—		(4,584)		27,264
Other amortization and non-cash charges (2)	39,124	(38,016	) (3)	11		1,119
Proportionate share of adjustments for unconsolidated entities	782	—		—		782

AFFO	$353,058	$—		$(52,352)		$300,706

Weighted-average shares outstanding - diluted (5)	722,118,301 (6)	—		11,946,845		734,065,146

AFFO per share	$0.49	—		$(0.08)		$0.41

(1)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(2)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(3)	Reports amortization of intangible assets on its own line item.
(4)	Includes reversal of inappropriate adjustment of $13,601 made by former management.
(5)	Weighted-average shares excludes the effect of the convertible debt as the effect would be antidilutive.
(6)	As disclosed in the Company’s quarterly supplemental filed on Form 8-K on July 29, 2014.

	Three Months Ended June 30, 2013
	As Previously Reported	Methodology Adjustments		Error Corrections (1)	As Corrected
Net loss	$(72,433)	$—		$158	$(72,275)
Dividends on non-convertible preferred stock	—	—		—	—

Adjusted net loss	(72,433)	—		158	(72,275)
Depreciation and amortization of real estate assets	33,811	—		(22)	33,789

FFO	(38,622)	—		136	(38,486)
Acquisition related	37,119	—		147	37,266
Merger and other non-routine transactions	6,393	—		(528)	5,865
Loss on derivative instruments, net	31,174	—		—	31,174
Interest on convertible obligation to preferred investors	—	1,630	(2)	—	1,630
Amortization of above- and below-market lease assets and liabilities	68	—		—	68
Amortization and write off of deferred financing costs	2,271	—		—	2,271
Straight-line rent	(3,059)	(7	) (3)	—	(3,066)
Non-cash equity compensation expense	3,458	—		—	3,458
Other amortization and non-cash charges	—	—		(10)	(10)

AFFO	$38,802	$1,623		$(255)	$40,170

	—	—		—	—
Weighted-average shares outstanding - diluted	208,408,000 (4)	—		8,752,553	217,160,553

AFFO per share	$0.19	$0.01		$(0.02)	$0.18

(1)	See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(2)	Inclusion of adjustment erroneously excluded in the previously reported AFFO calculation.
(3)	The previously reported AFFO calculation presented this line item net of the proportionate share for non-controlling interest. A “gross up” adjustment has been made to include the amount attributable to non-controlling interest in order to show all proportionate adjustments for non-controlling interests on one line item called “Proportionate share of adjustments for non-controlling interest.”
(4)	As disclosed in the Company’s quarterly supplemental filed on Form 8-K on July 29, 2014.

	Six Months Ended June 30, 2013
	As Previously Reported	Methodology Adjustments		Error Corrections (1)	As Corrected
Net loss	$(214,028)	$—		$(4,184)	$(218,212)
Dividends on non-convertible preferred stock	—	—		—	—

Adjusted net loss	(214,028)	—		(4,184)	(218,212)
(Gain) loss on disposition of property	(14)	—		14	—
Depreciation and amortization of real estate assets	60,564	—		(44)	60,520

FFO	(153,478)	—		(4,214)	(157,692)
Acquisition related	47,446	—		147	47,593
Merger and other non-routine transactions	144,162	—		(14,729)	129,433
(Gain) loss on sale of investment securities	(451)	—		—	(451)
(Gain) loss on derivative instruments, net	45	31,134	(2)	—	31,179
(Gain) loss on contingent value rights obligation	31,134	(31,134	) (2)	—	—
Interest on convertible obligation to preferred investors	—	1,630	(3)	—	1,630
Amortization of above- and below-market lease assets and liabilities	136	—		—	136
Net direct financing lease adjustments	—	—		—	—
Amortization and write off of deferred financing costs	3,514	—		584	4,098
Straight-line rent	(4,568)	(8	) (4)	—	(4,576)
Non-cash equity compensation expense	4,339	—		2,452	6,791
Other adjustments	—	—		23	23

AFFO	$72,279	$1,622		$(15,737)	$58,164

Weighted-average shares outstanding - diluted	188,620,000 (5)	—		6,692,658	195,312,658

AFFO per share	$0.38	$0.01		$(0.09)	$0.30

(1)	See Note 2 — Restatement of Previously Issued Financial Statements to the consolidated financial statements for further explanation on adjustments.
(2)	Reports loss on contingent value rights with loss on derivatives to align presentation with the income statement.
(3)	Inclusion of adjustment erroneously excluded in the previously reported AFFO calculation.
(4)	The original Filing presented this line item net of the proportionate share for non-controlling interest. A “gross up” adjustment has been made to include the amount attributable to non-controlling interest in order to show all proportionate adjustments for non-controlling interests on one line item called “Proportionate share of adjustments for non-controlling interest.”
(5)	As disclosed in the Company’s quarterly supplemental filed on Form 8-K on July 29, 2014.

Capital Markets

On August 1, 2012, we filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of June 30, 2014, we had issued 2.1 million shares of common stock through a registered follow-on offering and the ATM offering under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of June 30, 2014, no common stock had been issued under the resale registration statement.

On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. As a result of the delayed filing of certain of our periodic reports with the SEC, we are not currently eligible to use a shelf registration statement for the offer and sale of our securities.

In January 2013, we commenced the ATM in which we may from time to time offer and sell shares of our common stock having an aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to our $500.0 million universal shelf registration statement.

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

On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock (“Series D Preferred Stock”), par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013.

Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV stockholders. As of June 30, 2014, there were 42,654,919 shares issued and outstanding of Series F Preferred Stock. See Note 18 — Preferred and Common Stock to our consolidated financial statements in this Form 10-Q/A for a description of the Series D Preferred Stock and Series F Preferred Stock.

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

Significant events pertaining to the Credit Facility that occurred subsequent to June 30, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC (the “Amended 10-K”).

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

We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 3 — Mergers and Acquisitions (As Restated) to our consolidated financial statements in this Form 10-Q/A in part through the assumption of outstanding indebtedness, and through a combination of available cash on hand from: (a) a portion of the $896.0 million in net proceeds from the sale of shares of our common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $967.8 million in net proceeds from the sale of the Notes; (c) funds available from the issuance of common stock through our current ATM or any successor program thereto; (d) a portion of the $2.5 billion in net proceeds from the Notes (as defined below); (e) financing available under our credit facility; (f) a portion of the $1.59 billion in net proceeds from the sale of ARCP’s common stock on May 28, 2014; and (g) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.

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

We and our board of directors share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from operations. Effective January 8, 2014, we completed our transition to self-management and therefore are now focused on generating cash flows by expanding our real estate portfolio consistent with our investment strategy, while keeping the internal costs of running our business low. Prior to January 8, 2014, when we had retained the Former Manager to manage our portfolio and provide other services, the Former Manager had waived certain fees in order to improve our cash flow, lowering our external costs. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Form 10-Q/A for a further discussion of our relationship with the Former Manager.

As our real estate portfolio matures, we expect cash flows from operations to fully cover our dividends.

Significant events pertaining to our dividends that occurred subsequent to June 30, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

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

Significant events pertaining to our loan obligations that occurred subsequent to June 30, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

Convertible Senior Notes Offering

On July 29, 2013, we issued $300.0 million of 3.00% convertible senior notes due in 2018 (the “2018 Notes”) in an underwritten public offering. The 2018 Notes will mature on August 1, 2018. The 2018 Notes may be converted into cash, common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted at any time into such consideration on or after February 1, 2018. $10.0 million of the $30.0 million over-allotment option available for such offering was exercised thereafter. We used the net proceeds of the offering (a) to repay outstanding indebtedness under our existing senior secured revolving credit facility (which will increase the availability of funds under such credit facility) and (b) for other general corporate purposes which includes investing in properties in accordance with its investment objectives.

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

Significant events pertaining to the 2018 Notes and 2020 Notes that occurred subsequent to June 30, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

Bond Offering

On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes”, and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The Company used a portion of the net proceeds to partially fund the cash consideration, fees and expenses relating to the Cole Merger and repayment of Cole’s credit facility. The Company used the remaining portion of the net proceeds from the offering to repay $900.0 million outstanding under the OP’s prior credit facility and for other general corporate purposes.

Significant events pertaining to the Notes that occurred subsequent to June 30, 2014 are detailed within the Amended 10-K. Please refer to Note 24 — Subsequent Events (As Restated) in the Amended 10-K.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

	Total	July 1, - December 31, 2014	2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$4,125,621	$104,043	$521,724	$774,947	$2,724,907
Interest payments due on mortgage notes payable	1,174,482	102,150	368,120	284,221	419,991
Principal payments due on credit facility	1,896,000	—	—	1,896,000	—
Interest payments due on credit facility	213,190	20,984	95,698	96,508	—
Principal payments due on corporate bonds	2,550,000	—	—	1,300,000	1,250,000
Interest payments due on corporate bonds	391,702	35,750	143,000	93,528	119,424
Principal payments due on convertible debt	1,000,000	—	—	597,500	402,500
Interest payments due on convertible debt	170,633	16,509	66,038	58,569	29,517
Principal payments due on other debt	149,804	54,339	24,378	20,947	50,140
Interest payments due on other debt	78,154	3,438	11,621	8,721	54,374
Payments due on lease obligations	133,242	6,845	24,497	18,166	83,734

Total	$11,882,828	$344,058	$1,255,076	$5,149,107	$5,134,587

Cash Flows for the Six Months Ended June 30, 2014 (As Restated)

During the six months ended June 30, 2014, net cash provided by operating activities was $31.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the six months ended June 30, 2014 was mainly due to adjusted net income of $231.7 million (net loss of $362.4 million adjusted for non-cash items including the issuance of operating partnership units, depreciation and amortization, gain on sale of properties, equity-based compensation, gain on derivative instruments and gain on the early extinguishment of debt totaling $594.1 million, in the aggregate), offset by a decrease in accounts payable and accrued expenses of $51.8 million, a decrease in prepaid and other assets of $93.6 million and a decrease in deferred rent, derivative and other liabilities of $8.7 million.

Net cash used in investing activities for the six months ended June 30, 2014 was $2.0 billion, primarily related to the cash considerations of $756.2 million for the ARCT IV Merger, Cole Merger and CCPT Merger and acquisition of 337 properties for total cash considerations of $1.2 billion. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $94.8 million.

Net cash provided by financing activities was $2.1 billion during the six months ended June 30, 2014 related to proceeds from the issuance of corporate bonds of $2.5 billion, proceeds from mortgage notes payable of $718.3 million and proceeds from the issuance of common stock of $1.6 billion. These inflows were partially offset by repayments net of borrowings from our credit facilities of $1.4 billion, payments on mortgage notes payable of $876.9 million, total distributions paid of $427.6 million and $84.2 million of deferred financing cost payments.

Cash Flows for the Six Months Ended June 30, 2013 (As Restated)

During the six months ended June 30, 2013, net cash used in operating activities was $10.2 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2013 was mainly due to an adjusted net loss of $8.1 million (net loss of $218.2 million adjusted for non-cash items, including the issuance of units of limited partner interests in the OP, depreciation and amortization, amortization of deferred financing costs, equity-based compensation, loss on held for sale properties, loss on derivative instruments and gain on sale on investments of $210.1 million, in the aggregate), and a decrease in deferred costs and other assets of $10.3 million, partially offset by an increase in accounts payable and accrued expenses of $4.2 million.

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

Net cash provided by financing activities of $2.3 billion during the six months ended June 30, 2013 related to proceeds net of offering-related costs from the issuance of common stock of $1.8 billion, proceeds from the issuance of preferred stock of $445.0 million, proceeds net of repayments from our credit facilities of $475.4 million and $29.8 million of contributions from our affiliate. These inflows were partially offset by common stock repurchases of $350.4 million, $41.5 million of deferred financing cost payments, total distributions paid of $90.7 million, and distributions to non-controlling interest holders of $3.1 million.

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

Except as set forth below, a complete description of such policies and our considerations is contained in the Amended 10-K. Cole Capital revenue recognition was not considered a critical accounting policy for the year ended December 31, 2013 because such transactions had not occurred at the time. The information included in this Form 10-Q/A should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 4 — Summary of Significant Accounting Policies (As Restated) to our consolidated financial statements in this Form 10-Q/A.

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

Related Party Transactions and Agreements (As Restated)

We have entered into agreements with affiliates, whereby we pay or have paid in the past certain fees or reimbursements to ARC, the Former Manager or their respective affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Form 10-Q/A for a discussion of the various related-party transactions, agreements and fees. In August 2013, our board of directors determined that it was in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014.

We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 20 — Related Party Transactions and Arrangements (As Restated) to our consolidated financial statements in this Form 10-Q/A for a further explanation of the various related-party transactions, agreements and fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short-term and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

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

Item 4. Controls and Procedures. (As Restated)

The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 filed with the SEC on July 29, 2014 disclosed that, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s former management, under the supervision and with the participation of its former Chief Executive Officer and former Chief Financial Officer, had carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, had concluded that the Company’s disclosure controls and procedures were effective at June 30, 2014. In light of the findings of the Audit Committee investigation and a review made by the Company in connection with the preparation of the restatement presented in this Form 10-Q/A, current management, under the supervision of our current Interim Chief Executive Officer and our current Chief Financial Officer, re-evaluated the Company’s disclosure controls and procedures and, based on that evaluation, concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2014.

The Company’s current management based its conclusion on the following: The material weaknesses in disclosure controls and procedures and internal control over financial reporting that had existed at December 31, 2013, as disclosed in the Amended 10-K, had not been remediated at June 30, 2014. Moreover, current management identified additional weaknesses in internal control over financial reporting at June 30, 2014. The material weaknesses and remedial steps being taken by the Company are discussed below.

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

Accounting Close Process - In the first quarter of 2014, a significant deficiency at December 31, 2013 disclosed in the Amended 10-K relating to the accounting close process escalated into a material weakness. The Company did not have consistent policies and procedures throughout its offices relating to purchase accounting, accounting for gain or loss on disposition and testing for impairment. In addition, senior management did not establish clear reporting lines and job responsibilities, or promote accountability over business process control activities.

Critical Accounting Estimates and Non-Routine Transactions - In the first quarter of 2014, a significant deficiency at December 31, 2013 disclosed in the Amended 10-K relating to critical accounting estimates and non-routine transactions escalated into a material weakness. The Company did not maintain effective controls or develop standardized policies and procedures for critical accounting estimates and non-routine transactions, including management review and approval of the accounting treatment of all critical and significant estimates on a periodic basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting other than ongoing integration activities relating to the Company’s acquisitions of large portfolios in 2013, ARCT IV and Cole Real Estate Investments, Inc.

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

Michael Sodo Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 2, 2015

EXHIBITS

The following exhibits are included in, or incorporated by reference into, this Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.48 (1)	Employment Offer Letter, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Lisa Pavelka McAlister

10.49 (1)	Employment Agreement, dated as of February 24, 2014, by and between American Realty Capital Properties, Inc. and Richard A. Silfen

10.50 (1)	Agreement of Purchase and Sale, dated as of June 11, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC

10.51 (1)	Amended and Restated Credit Agreement, dated as of June 30, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

10.52 (1)	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.’s Amended Quarterly Report on Form 10-Q/A for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 19 of the Securities Exchange Act of 1934, as amended

*	Filed herewith
†	To be filed by amendment.
(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014 filed with the SEC on July 29, 2014.