Form 10-Q
period 2014-09-30
American Realty Capital Properties, Inc.; ARC Properties Operating Partnership, L.P.
filed 2015-03-02
CIK 1507385, 1528059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35263

AMERICAN REALTY CAPITAL PROPERTIES, INC.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

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

Explanatory Note

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2014 of American Realty Capital Properties, Inc. and ARC Properties Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to the “General Partner” or “ARCP” mean American Realty Capital Properties, Inc. and its consolidated subsidiaries, and references to the “Operating Partnership” or the “OP” mean ARC Properties Operating Partnership, L.P. and its consolidated subsidiaries. The terms the “Company”, “we”, “our”, and “us” mean the General Partner and the Operating Partnership collectively.

We believe combining the Quarterly Reports on Form 10-Q of ARCP and the Operating Partnership into this single report results in the following benefits:

•	enhances investors’ understanding of ARCP and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company’s disclosure applies to both ARCP and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

To help investors understand the differences between ARCP and the Operating Partnership, this report presents the following separate sections for each of ARCP and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements;

•	Income per Common Share of ARCP and Income per Common Unit of the Operating Partnership

Additionally, this report amends and restates ARCP’s previously-issued unaudited consolidated financial statements for the comparable period ended September 30, 2013. Certain sections of this report contain information that has been amended where necessary to reflect the restatement of the previously-issued unaudited consolidated financial statements for the period ended September 30, 2013. Refer to the Explanatory Note and Note 2 - Restatement of Previously Reported Financial Statements to the audited consolidated financial statements contained in Amendment No. 2 to ARCP’s Annual Report on Form 10-K/A (the “Amended 10-K”) filed with the U.S. Securities and Exchange Commission on March 2, 2015 for further information about the restatements.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FORM 10-Q

September 30, 2014

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheets of American Realty Capital Properties, Inc. as of September 30, 2014 and December 31, 2013 (Unaudited)	1

Consolidated Statements of Operations of American Realty Capital Properties, Inc. for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	2

Consolidated Statements of Comprehensive Loss of American Realty Capital Properties, Inc. for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	3

Consolidated Statement of Changes in Equity of American Realty Capital Properties, Inc. for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	5

Consolidated Statements of Cash Flows of American Realty Capital Properties, Inc. for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6

Consolidated Balance Sheets of ARC Properties Operating Partnership, L.P. as of September 30, 2014 and December 31, 2013 (Unaudited)	7

Consolidated Statements of Operations of ARC Properties Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	8

Consolidated Statements of Comprehensive Loss of ARC Properties Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	9

Consolidated Statement of Changes in Equity of ARC Properties Operating Partnership, L.P. for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	10

Consolidated Statements of Cash Flows of ARC Properties Operating Partnership, L.P. for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	12

Notes to Consolidated Financial Statements as of September 30, 2014 (Unaudited)	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	85

Item 3. Quantitative and Qualitative Disclosures About Market Risk	107

Item 4. Controls and Procedures	107

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	112

Item 1A. Risk Factors	112

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	112

Item 3. Defaults Upon Senior Securities	112

Item 4. Mine Safety Disclosures	112

Item 5. Other Information	112

Item 6. Exhibits	112

Signatures	113

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS (In thousands, except for share and per share data) (Unaudited)

	September 30, 2014	December 31, 2013 (As Restated) (1)
ASSETS
Real estate investments, at cost:
Land	$3,487,824	$1,380,308
Buildings, fixtures and improvements	12,355,029	5,297,400
Land and construction in progress	86,973	21,839
Acquired intangible lease assets	2,424,076	759,595

Total real estate investments, at cost	18,353,902	7,459,142
Less: accumulated depreciation and amortization	(828,624)	(267,278)

Total real estate investments, net	17,525,278	7,191,864
Investment in unconsolidated entities	100,762	—
Investment in direct financing leases, net	57,441	66,112
Investment securities, at fair value	59,131	62,067
Loans held for investment, net	96,981	26,279
Cash and cash equivalents	145,310	52,725
Restricted cash	72,754	35,921
Intangible assets, net	323,332	—
Deferred costs and other assets, net	446,606	280,661
Goodwill	2,096,450	92,789
Due from affiliates	55,666	—
Assets held for sale	1,887,872	665

Total assets	$22,867,583	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$3,782,407	$1,301,114
Corporate bonds, net	2,546,294	—
Convertible debt, net	976,251	972,490
Credit facilities	4,259,000	1,969,800
Other debt, net	48,587	104,804
Below-market lease liabilities, net	318,494	77,169
Accounts payable and accrued expenses	180,338	730,571
Deferred rent, derivative and other liabilities	195,256	40,271
Distributions payable	9,927	10,903
Due to affiliates	2,757	103,434
Liabilities associated with assets held for sale	545,382	—

Total liabilities	12,864,693	5,310,556

Series D preferred stock, $0.01 par value, zero and 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	269,299

Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,822,383 and 42,199,547 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	428	422
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 907,964,521 and 239,234,725 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	9,080	2,392
Additional paid-in capital	11,905,338	2,940,907
Accumulated other comprehensive income	8,600	7,666
Accumulated deficit	(2,182,731)	(877,957)

Total stockholders’ equity	9,740,715	2,073,430
Non-controlling interests	262,175	155,798

Total equity	10,002,890	2,229,228

Total liabilities and equity	$22,867,583	$7,809,083

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated) (1)	2014	2013 (As Restated) (1)
Revenues:
Rental income	$365,712	$89,729	$924,646	$183,251
Direct financing lease income	625	1,201	2,812	1,201
Operating expense reimbursements	30,984	4,325	81,716	8,516
Cole Capital revenue	59,797	—	151,276	—

Total revenues	457,118	95,255	1,160,450	192,968

Operating expenses:
Cole Capital reallowed fees and commissions	15,398	—	56,902	—
Acquisition related(2)	13,998	26,948	34,616	74,541
Merger and other non-routine transactions(3)	7,632	4,301	175,352	133,734
Property operating	40,977	5,430	110,018	11,065
Management fees to affiliates	—	—	13,888	12,493
General and administrative(4)	32,207	9,866	128,711	23,921
Depreciation and amortization	265,150	62,136	689,731	122,484
Impairment of real estate	2,299	2,074	3,855	2,074

Total operating expenses	377,661	110,755	1,213,073	380,312

Operating income (loss)	79,457	(15,500)	(52,623)	(187,344)

Other (expense) income:
Interest expense, net	(101,643)	(27,189)	(326,491)	(45,414)
Extinguishment of debt, net	(5,396)	—	(21,264)	—
Other income, net	7,556	136	29,702	2,658
Loss on derivative instruments, net	(17,484)	(38,651)	(10,398)	(69,830)
Loss on held for sale assets and disposition of properties, net	(256,894)	—	(275,768)	—
Gain (loss) on sale of investments	6,357	(2,246)	6,357	(1,795)

Total other expenses, net	(367,504)	(67,950)	(597,862)	(114,381)

Net loss from continuing operations	(288,047)	(83,450)	(650,485)	(301,725)

Discontinued operations:
Income from operations of held for sale assets	—	96	—	159

Net income from discontinued operations	—	96	—	159

Net loss	(288,047)	(83,354)	(650,485)	(301,566)
Net loss attributable to non-controlling interests	7,649	3,153	23,923	7,882

Net loss attributable to the Company	$(280,398)	$(80,201)	$(626,562)	$(293,684)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.35)	$(0.36)	$(0.94)	$(1.50)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$—	$—	$—	$—

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Consolidated Financial Statements.
(2)	Includes $1.7 million to affiliates for the nine months ended September 30, 2014, and $10.1 million and $36.9 million to affiliates for the three and nine months ended September 30, 2013, respectively.
(3)	Includes $137.8 million to affiliates for the nine months ended September 30, 2014, and $2.3 million and $109.2 million to affiliates for the three and nine months ended September 30, 2013, respectively.
(4)	Includes $0.1 million and $16.1 million to affiliates for the three and nine months ended September 30, 2014, respectively, and $7.0 million and $16.3 million to affiliates for the three and nine months ended September 30, 2013, respectively.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated) (1)	2014	2013 (As Restated) (1)
Net loss	(288,047)	(83,354)	(650,485)	(301,566)

Other comprehensive income:
Designated derivatives, fair value adjustments	8,469	(3,635)	(1,112)	9,246
Unrealized gain (loss) on investment securities, net	725	938	9,698	(427)
Reclassification of previous unrealized gains on investment securities into net loss	(7,652)	—	(7,652)	—

Total other comprehensive income (loss)	1,542	(2,697)	934	8,819

Total comprehensive loss	(286,505)	(86,051)	(649,551)	(292,747)
Net loss attributable to non-controlling interests	7,649	3,153	23,923	7,882

Total comprehensive loss attributable to the Company	$(278,856)	$(82,898)	$(625,628)	$(284,865)

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

(As restated as of December 31, 2013)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital
Balance, December 31, 2013 (As Restated)	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock, net (1)	—	—	662,305,318	6,623	8,916,830	—	—	8,923,453	—	8,923,453
Conversion of Common OP Units to common stock	—	—	1,098,074	11	16,264	—	—	16,275	(16,275)	—
Conversion of Preferred OP Units to Series F Preferred Stock	622,836	6	—	—	12,464	—	—	12,470	(12,470)	—
Issuance of restricted share awards, net	—	—	5,326,404	54	(4,310)	—	—	(4,256)	—	(4,256)
Equity-based compensation	—	—	—	—	23,183	—	—	23,183	9,622	32,805
Distributions declared on common stock	—	—	—	—	—	—	(593,846)	(593,846)	—	(593,846)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(28,809)	(28,809)
Distributions to participating securities	—	—	—	—	—	—	(3,617)	(3,617)	—	(3,617)
Distributions to preferred shareholders	—	—	—	—	—	—	(80,749)	(80,749)	—	(80,749)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Net loss	—	—	—	—	—	—	(626,562)	(626,562)	(23,923)	(650,485)
Other comprehensive income	—	—	—	—	—	934	—	934	—	934

Balance, September 30, 2014	42,822,383	$428	907,964,521	$9,080	$11,905,338	$8,600	$(2,182,731)	$9,740,715	$262,175	$10,002,890

(1)	Includes $2.2 million to affiliates for the nine months ended September 30, 2014.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for share data)

(Unaudited)

(As restated for the nine months ended September 30, 2013) (1)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ Equity	Non- Controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital
Balance, December 31, 2012 (As Restated)	6,990,328	$70	184,553,676	$1,846	$1,778,883	$(3,934)	$(124,286)	$1,652,579	$16,181	$1,668,760
Issuances of preferred stock	36,053,490	360	—	—	—	—	—	360	—	360
Issuances of common stock, net	—	—	63,055,919	631	1,967,250	—	—	1,967,881	—	1,967,881
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	(557,545)	—	—	(557,545)	—	(557,545)
Offering costs, commissions and dealer manager fees, including $159,323 to affiliates	—	—	—	—	(164,831)	—	—	(164,831)	—	(164,831)
Common stock issued through dividend reinvestment plan	—	—	940,737	9	25,554	—	—	25,563	—	25,563
Common stock repurchases	—	—	(28,272,905)	(283)	(357,634)	—	—	(357,917)	—	(357,917)
Conversion of Convertible Preferred Stock Series A and B to common stock	(828,472)	(8)	829,629	8	—	—	—	—	—	—
Conversion of OP Units to common stock	—	—	599,233	6	5,793	—	—	5,799	(5,799)	—
Equity based compensation	—	—	645,491	6	4,148	—	—	4,154	9,827	13,981
Equity component of convertible debt	—	—	—	—	9,372	—	—	9,372	—	9,372
Distributions declared	—	—	—	—	—	—	(181,823)	(181,823)	—	(181,823)
Issuance of OP Units to affiliate	—	—	—	—	—	—	—	—	107,771	107,771
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	29,758	29,758
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(6,222)	(6,222)
Net loss	—	—	—	—	—	—	(293,684)	(293,684)	(7,882)	(301,566)
Other comprehensive income	—	—	—	—	—	8,819	—	8,819	—	8,819

Balance, September 30, 2013 (As Restated)	42,215,346	$422	222,351,780	$2,223	$2,710,990	$4,885	$(599,793)	$2,118,727	$143,634	$2,262,361

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013 (As Restated)[1]
Cash flows from operating activities:
Net loss	$(650,485)	$(301,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	92,884	107,771
Depreciation and amortization	744,545	131,605
Loss on held for sale assets and disposition of properties, net	275,768	—
Equity-based compensation	32,805	13,981
Equity in income of unconsolidated entities	(247)	—
Distributions from unconsolidated entities	6,149	—
Loss on derivative instruments	10,398	144
Unrealized loss on investments	—	14
(Gain) loss on sale of investments, net	(6,357)	1,795
Impairment of real estate	3,855	2,074
Loss on extinguishment of debt	(14,637)	—
Unrealized loss on contingent value rights obligations, net of settlement payments	—	49,314
Loss on extinguishment of Series C Stock	—	4,827
Changes in assets and liabilities:
Investment in direct financing leases	1,147	148
Deferred costs, intangible and other assets, net	(116,614)	(20,513)
Due from affiliates	(2,365)	(4,105)
Accounts payable and accrued expenses	(53,434)	10,435
Deferred rent, derivative and other liabilities	(20,748)	5,911
Due to affiliates	(37,520)	6,107

Net cash provided by operating activities	265,144	7,942

Cash flows from investing activities:
Investments in real estate and other assets	(3,517,290)	(3,241,834)
Acquisition of a real estate business, net of cash acquired	(756,232)	—
Investment in direct financing leases	—	(75,551)
Capital expenditures	(30,168)	(113)
Real estate developments	(33,610)	—
Leasing costs	(3,210)	—
Principal repayments received from borrowers	5,091	—
Investments in unconsolidated entities	(2,699)	—
Proceeds from disposition of properties	129,212	—
Investment in leasehold improvements, property and equipment	(11,074)	—
Deposits for real estate investments	(205,896)	(31,115)
Uses and refunds of deposits for real estate investments	278,362	—
Purchases of investment securities	—	(81,464)
Line of credit advances to affiliates	(130,300)	—
Line of credit repayments from affiliates	80,300	—
Proceeds from sale of investment securities	159,049	111,402
Change in restricted cash	(18,709)	—

Net cash used in investing activities	(4,057,174)	(3,318,675)

Cash flows from financing activities:
Proceeds from mortgage notes payable	1,007,787	6,897
Payments on mortgage notes payable	(1,028,017)	—
Payments on other debt	(109,312)	—
Proceeds from credit facilities	5,689,000	1,570,000
Payments on credit facilities	(4,708,800)	(384,604)
Proceeds from corporate bonds	2,545,760	(53,397)
Payments of deferred financing costs	(92,233)	(2,165)
Proceeds from issuance of convertible debt	—	310,000
Common stock repurchases	—	(358,093)
Proceeds from issuances of preferred shares	—	445,000
Proceeds from issuances of common stock, net offering costs	1,593,345	1,807,197
Redemption of Series D Preferred Stock	(316,126)	—
Contributions from non-controlling interest holders	982	29,758
Distributions to non-controlling interest holders	(22,673)	(5,615)
Distributions paid	(675,098)	(157,646)
Payments from affiliates, net	—	(376)
Change in restricted cash	—	(572)

Net cash provided by financing activities	3,884,615	3,206,384

Net change in cash and cash equivalents	92,585	(104,349)
Cash and cash equivalents, beginning of period	52,725	292,575

Cash and cash equivalents, end of period	$145,310	$188,226

Supplemental Disclosures:
Cash paid for interest	$248,698	$18,774
Cash paid for income taxes	7,761	625
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$12,634	$—
Common stock issued through distribution reinvestment plan	$—	$25,568

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

ARC Properties Operating Partnership, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit and per unit data)

(Unaudited)

	September 30, 2014	December 31, 2013 (As Restated) (1)
ASSETS
Real estate investments, at cost:
Land	$3,487,824	$1,380,308
Buildings, fixtures and improvements	12,355,029	5,297,400
Land and construction in progress	86,973	21,839
Acquired intangible lease assets	2,424,076	759,595

Total real estate investments, at cost	18,353,902	7,459,142
Less: accumulated depreciation and amortization	(828,624)	(267,278)

Total real estate investments, net	17,525,278	7,191,864
Investment in unconsolidated entities	100,762	—
Investment in direct financing leases, net	57,441	66,112
Investment securities, at fair value	59,131	62,067
Loans held for investment, net	96,981	26,279
Cash and cash equivalents	145,310	52,725
Restricted cash	72,754	35,921
Intangible assets, net	323,332	—
Deferred costs and other assets, net	446,606	280,661
Goodwill	2,096,450	92,789
Due from affiliates	55,666	—
Assets held for sale	1,887,872	665

Total assets	$22,867,583	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$3,782,407	$1,301,114
Corporate bonds, net	2,546,294	—
Convertible debt, net	976,251	972,490
Credit facilities	4,259,000	1,969,800
Other debt, net	48,587	104,804
Below-market lease liabilities, net	318,494	77,169
Accounts payable and accrued expenses	180,338	730,571
Deferred rent, derivative and other liabilities	195,256	40,271
Distributions payable	9,927	10,903
Due to affiliates	2,757	103,434
Liabilities associated with assets held for sale	545,382	—

Total liabilities	12,864,693	5,310,556

General partner’s Series D Preferred equity - zero and 21,735,008 General Partner Preferred Units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	269,299

General partner’s common equity - 907,978,649 and 239,248,853 General Partner OP Units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	8,726,024	1,018,124
General partner’s preferred equity (excluding Series D Preferred equity) - 42,822,383 and 42,199,547 General Partner Preferred Units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,014,339	1,054,989
Limited partners’ common equity - 35,435,194 and 17,832,274 Limited Partner OP Units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	233,229	139,082
Limited Partners’ preferred equity - 98,629 and 721,465 Limited Partner Preferred Units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3,996	16,466

Total partners’ equity	9,977,588	2,228,661
Non-controlling interests	25,302	567

Total equity	10,002,890	2,229,228

Total liabilities and equity	$22,867,583	$7,809,083

(1)	For discussion on the restatement adjustments, see Note 2 — Restatement of Previously Issued Consolidated Financial Statements.

ARC Properties Operating Partnership, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$365,712	$89,729	$924,646	$183,251
Direct financing lease income	625	1,201	2,812	1,201
Operating expense reimbursements	30,984	4,325	81,716	8,516
Cole Capital revenue	59,797	—	151,276	—

Total revenues	457,118	95,255	1,160,450	192,968

Operating expenses:
Cole Capital reallowed fees and commissions	15,398	—	56,902	—
Acquisition related	13,998	26,948	34,616	74,541
Merger and other non-routine transactions	7,632	4,301	175,352	133,734
Property operating	40,977	5,430	110,018	11,065
Management fees to affiliates	—	—	13,888	12,493
General and administrative	32,207	9,866	128,711	23,921
Depreciation and amortization	265,150	62,136	689,731	122,484
Impairment of real estate	2,299	2,074	3,855	2,074

Total operating expenses	377,661	110,755	1,213,073	380,312

Operating income (loss)	79,457	(15,500)	(52,623)	(187,344)

Other (expense) income:
Interest expense, net	(101,643)	(27,189)	(326,491)	(45,414)
Extinguishment of debt, net	(5,396)	—	(21,264)	—
Other income, net	7,556	136	29,702	2,658
Loss on derivative instruments, net	(17,484)	(38,651)	(10,398)	(69,830)
Loss on held for sale assets and disposition of properties, net	(256,894)	—	(275,768)	—
Gain (loss) on sale of investments	6,357	(2,246)	6,357	(1,795)

Total other expenses, net	(367,504)	(67,950)	(597,862)	(114,381)

Net loss from continuing operations	(288,047)	(83,450)	(650,485)	(301,725)
Discontinued operations:
Income from operations of held for sale assets	—	96	—	159

Net income from discontinued operations	—	96	—	159

Net loss	(288,047)	(83,354)	(650,485)	(301,566)
Net income attributable to non-controlling interests	155	—	235	—

Net loss attributable to the unitholders	$(288,202)	$(83,354)	$(650,720)	$(301,566)

Basic and diluted net loss per share attributable to common unitholders	$(0.35)	$(0.36)	$(0.94)	$(1.48)

The accompanying notes are an integral part of these statements.

ARC Properties Operating Partnership, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(288,047)	$(83,354)	$(650,485)	$(301,566)

Other comprehensive income:
Designated derivatives, fair value adjustments	8,469	(3,635)	(1,112)	9,246
Unrealized gain (loss) on investment securities, net	725	938	9,698	(427)
Reclassification of previous unrealized gains on investment securities into net loss	(7,652)	—	(7,652)	—

Total other comprehensive income (loss)	1,542	(2,697)	934	8,819

Total comprehensive loss	(286,505)	(86,051)	(649,551)	(292,747)
Net income attributable to non-controlling interests	155	—	235	—

Total comprehensive loss attributable to unitholders	$(286,660)	$(86,051)	$(649,786)	$(292,747)

The accompanying notes are an integral part of these statements.

ARC Properties Operating Partnership, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for unit data)

(Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners’ Capital	Non- Controlling Interests	Total Capital
Balance, December 31, 2013 (As Restated)	42,199,547	$1,054,989	721,465	$16,466	239,248,853	$1,018,124	17,832,274	$139,082	$2,228,661	$567	$2,229,228
Issuance of Common OP Units, net	—	—	—	—	662,305,318	8,923,453	7,956,297	152,484	9,075,937	—	9,075,937
Conversion of Limited Partners’ Common OP Units to General Partner’s Common OP units	—	—	—	—	1,098,074	16,275	(1,098,074)	(16,275)	—	—	—
Conversion of Limited Partners’ Preferred OP Units to General Partner’s Preferred OP units	622,836	12,470	(622,836)	(12,470)	—	—	—	—	—	—	—
Issuance of Common OP Units in connection with issuance of RSAs, net	—	—	—	—	5,326,404	(4,256)	—	—	(4,256)	—	(4,256)
Equity-based compensation	—	—	—	—	—	23,183	10,744,697	9,622	32,805	—	32,805
Distributions to Common OP Units, LTIP, and non-controlling interests	—	—	—	—	—	(597,463)	—	(27,561)	(625,024)	(1,248)	(626,272)
Distributions to Preferred OP Units	—	(53,120)	—	—	—	(27,629)	—	—	(80,749)	—	(80,749)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	—	24,766	24,766
Net (loss) income	—	—	—	—	—	(626,562)	—	(24,158)	(650,720)	235	(650,485)
Other comprehensive income	—	—	—	—	—	899	—	35	934	—	934

Balance, September 30, 2014	42,822,383	$1,014,339	98,629	$3,996	907,978,649	$8,726,024	35,435,194	$233,229	$9,977,588	$25,302	$10,002,890

The accompanying notes are an integral part of these statements.

ARC Properties Operating Partnership, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In thousands, except for unit data)

(Unaudited)

	Preferred Units				Common OP Units
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance, December 31, 2012 (As Restated)	6,990,328	$163,047	—	$—	184,553,676	$1,489,587	1,621,349	$16,126	$1,668,760	$—	$1,668,760
Issuance of Common OP Units	—	—	—	—	63,055,919	1,066,904	8,029,545	107,771	1,174,675	—	1,174,675
Issuance of Common OP Units through distribution reinvestment plan	—	—	—	—	940,737	25,563	—	—	25,563	—	25,563
Offering costs, commissions and dealer manager fees	—	—	—	—	—	(164,831)	—	—	(164,831)	—	(164,831)
Repurchases of Common OP Units	—	—	—	—	(28,272,905)	(357,917)	—	—	(357,917)	—	(357,917)
Issuance of Preferred OP Units	36,053,490	901,337	721,465	15,878	—	—	630,689	13,880	931,095	—	931,095
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	—	(557,545)	—	—	(557,545)	—	(557,545)
Conversion of Limited Partners’ Common OP Units to General Partner’s Common OP units	—	—	—	—	599,233	5,799	(599,233)	(5,799)	—	—	—
Conversion of General Partner’s Preferred Units to General Partner’s Common OP Units	(828,472)	(8)	—	—	829,629	8	—	—	—	—	—
Equity based compensation	—	—	—	—	645,491	4,154	8,241,100	9,827	13,981	—	13,981
Equity component of convertible debt	—	—	—	—	—	9,372	—	—	9,372	—	9,372
Distributions to Common OP Units and LTIPs	—	—	—	—	—	(181,812)	—	(6,222)	(188,034)	—	(188,034)
Net loss	—	—	—	—	—	(293,684)	—	(7,882)	(301,566)	—	(301,566)
Other comprehensive income	—	$—	—	$—	$—	8,362	—	457	8,819	—	8,819

Balance, September 30, 2013 (As Restated)	42,215,346	$1,064,376	721,465	$15,878	222,351,780	$1,062,739	17,923,450	$120,466	$2,262,372	$—	$2,262,372

The accompanying notes are an integral part of these statements.

ARC Properties Operating Partnership, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(650,485)	$(301,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of common units in connection with the ARCT III and ARCT IV mergers	92,884	107,771
Depreciation and amortization	744,545	131,605
Loss on held for sale assets and disposition of properties, net	275,768	—
Equity-based compensation	32,805	13,981
Equity in income of unconsolidated entities	(247)	—
Distributions from unconsolidated entities	6,149	—
Loss on derivative instruments	10,398	144
Unrealized loss on investments	—	14
(Gain) loss on sale of investments, net	(6,357)	1,795
Impairment of real estate	3,855	2,074
Loss on extinguishment of debt	(14,637)	—
Unrealized loss on contingent value rights obligations, net of settlement payments	—	49,314
Loss on extinguishment of Series C Stock	—	4,827
Changes in assets and liabilities:
Investment in direct financing leases	1,147	148
Deferred costs, intangible and other assets, net	(116,614)	(20,513)
Due from affiliates	(2,365)	(4,105)
Accounts payable and accrued expenses	(53,434)	10,435
Deferred rent, derivative and other liabilities	(20,748)	5,911
Due to affiliates	(37,520)	6,107

Net cash provided by operating activities	265,144	7,942

Cash flows from investing activities:
Investments in real estate and other assets	(3,517,290)	(3,241,834)
Acquisition of a real estate business, net of cash acquired	(756,232)	—
Investment in direct financing leases	—	(75,551)
Capital expenditures	(30,168)	(113)
Real estate developments	(33,610)	—
Leasing costs	(3,210)	—
Principal repayments received from borrowers	5,091	—
Investments in unconsolidated entities	(2,699)	—
Proceeds from disposition of properties	129,212	—
Investment in leasehold improvements, property and equipment	(11,074)	—
Deposits for real estate investments	(205,896)	(31,115)
Uses and refunds of deposits for real estate investments	278,362	—
Purchases of investment securities	—	(81,464)
Line of credit advances to affiliates	(130,300)	—
Line of credit repayments from affiliates	80,300	—
Proceeds from sale of investment securities	159,049	111,402
Change in restricted cash	(18,709)	—

Net cash used in investing activities	(4,057,174)	(3,318,675)

Cash flows from financing activities:
Proceeds from mortgage notes payable	1,007,787	6,897
Payments on mortgage notes payable	(1,028,017)	—
Payments on other debt	(109,312)	—
Proceeds from credit facilities	5,689,000	1,570,000
Payments on credit facilities	(4,708,800)	(384,604)
Proceeds from corporate bonds	2,545,760	(53,397)
Payments of deferred financing costs	(92,233)	(2,165)
Proceeds from issuance of convertible debt	—	310,000
Repurchases of OP units	—	(358,093)
Proceeds from issuances of preferred units	—	445,000
Proceeds from issuances of OP units, net of offering costs	1,593,345	1,807,197
Redemption of Series D Preferred Stock	(316,126)	—
Contributions from non-controlling interest holders	982	29,758
Distributions to non-controlling interest holders	(22,673)	(5,615)
Distributions paid	(675,098)	(157,646)
Payments from affiliates, net	—	(376)
Change in restricted cash	—	(572)

Net cash provided by financing activities	3,884,615	3,206,384

Net change in cash and cash equivalents	92,585	104,349
Cash and cash equivalents, beginning of period	52,725	292,575

Cash and cash equivalents, end of period	$145,310	$188,226

Supplemental Disclosures:
Cash paid for interest	$248,698	$18,774
Cash paid for income taxes	7,761	625
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$12,634	$—
Common stock issued through distribution reinvestment plan	$—	$25,568

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

Note 1 — Organization

American Realty Capital Properties, Inc. (the “General Partner” or “ARCP”) is a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”). The Company’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”

ARCP is the general partner of ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), a Delaware limited partnership, which was formed on January 13, 2011 to conduct the business of acquiring, owning and operating single-tenant, freestanding commercial real estate properties. The Operating Partnership is the entity through which substantially all of the General Partner’s operations are conducted. Together, the General Partner, with the Operating Partnership and their consolidated subsidiaries are known as the “Company.” The term the “Company” refers to the General Partner and the Operating Partnership collectively.

The actions of the Operating Partnership and its relationship with ARCP are governed by that certain Third Amended and Restated Agreement of Limited Partnership (the “LPA”), effective as of January 3, 2014, as amended. The General Partner does not have any significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the General Partner and the Operating Partnership are substantially the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation and continuity of existence and operation of the General Partner incurred by the General Partner on the Operating Partnership’s behalf shall be treated as expenses of the Operating Partnership. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s board of directors to date, the LPA requires the Operating Partnership to issue the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the Operating Partnership has a proportionate economic interest in the Operating Partnership reflecting its capital contributions thereto. The LPA also provides that the Operating Partnership issue debt that mirrors debt issued by ARCP. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s board of directors authorizes the issuance of any new class of equity securities.

The Company operates through two business segments, Real Estate Investment (“REI”) and private capital management, Cole Capital (“Cole Capital”), as further discussed in Note 6 — Segment Reporting. Substantially all of the Company’s REI segment is conducted through the OP. ARCP is the sole general partner and holder of 97.3% of the common equity interests in the OP as of September 30, 2014. As of September 30, 2014, certain affiliates of ARCP and certain unaffiliated investors are limited partners and owners of 1.7% and 1.0%, respectively, of the common equity interests in the OP. Under the LPA, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by ARCP, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of ARCP’s common stock or, at the option of ARCP, a corresponding number of shares of ARCP’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of Cole Capital’s business segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Prior to January 8, 2014, ARC Properties Advisors, LLC (the “Former Manager”), a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in its best interest and the best interest of its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014. In connection with becoming self-managed, ARCP terminated the management agreement with its Former Manager and ARCP and the OP entered into employment and incentive compensation arrangements with ARCP executives. See Note 20 — Related Party Transactions and Arrangements for further discussion.

The Company has advanced its investment objectives by not only growing its net lease portfolio through granular, self-originated acquisitions, but also through strategic mergers and acquisitions. See Note 3 — Mergers and Acquisitions for further discussion.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Note 2 — Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its consolidated balance sheets as of September 30, 2013 and December 31, 2013 and its consolidated statements of operations and consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013. In addition, the Company has restated its consolidated statements of changes in equity and consolidated statement of cash flows for the nine months ended September 30, 2013 along with certain restated notes to such consolidated financial statements. As disclosed in Note 3 — Mergers and Acquisitions, the financial statements have been recast in applying the carryover basis of accounting to include the effects of the Company’s merger with American Realty Capital Trust IV, Inc. (“ARCT IV”). As it pertains to Note 2 and the disclosures contained herein, the use of the reference to the “Company” means “ARCP” only when describing the restatement of the consolidated financial statements as of and for the period ended September 30, 2013.

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

Year ended December 31, 2013

Corrections to the Company’s financial statements for the year ended December 31, 2013 are detailed within Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (“SEC”) (the “Amended 10-K”). The corrections relate primarily to bonus accruals, real estate impairments, goodwill, merger and acquisition costs, transfer tax accrual and non-controlling interests.

Nine months Ended September 30, 2013 Error Corrections

Merger and Other Non-routine Transaction Related

In light of the findings of the investigation conducted by the Audit Committee, the Company performed an internal review of all acquisition, merger and other non-routine transaction related expenses. The work resulted in the identification of the following errors:

•	The Company identified $13.0 million of management fees that were improperly classified as merger and other non-routine transaction related expenses. Such amounts have been properly classified as operating fees to affiliates in the nine months ended September 30, 2013. No such expenses were identified in the three months ended September 30, 2013.

•	Upon consummation of the Company’s merger with American Realty Capital Trust III, Inc. (“ARCT III”) (Note 3 —Mergers and Acquisitions), the OP entered into an agreement with an affiliate to acquire certain furniture, fixtures, equipment (“FF&E”) and other assets. The Company originally capitalized $4.1 million of FF&E costs and expensed $1.7 million of FF&E costs in the nine months ended September 30, 2013. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction related expense for the nine months ended September 30, 2013. See Note 20 — Related Party Transactions and Arrangements for further discussion. No such expenses were identified in the three months ended September 30, 2013.

•	The Company improperly classified $0.3 million and $6.1 million of expenses as “merger-related” for the three and nine months ending September 2013, respectively. As such, the amounts have been reclassified from merger and other non-routine transaction related expenses to general and administrative expenses.

•	The Company identified $1.2 million and $2.2 million of expenses that were improperly classified as merger and other transaction related expenses that should have been capitalized as deferred financing costs and amortized accordingly for the three and nine months ended September 30, 2013, respectively. As such, an adjustment to properly record and amortize the deferred financing costs has been made.

•	The Company has determined that it should have recorded a controlling interest tax liability totaling $1.1 million upon consummation of the mergers with ARCT III. The accrual and corresponding merger and other non-routine transaction related expense are recorded for the nine months ended September 30, 2013. No such expenses were identified in the three months ended September 30, 2013.

•	The Company identified net amounts of $167,000 and $254,000 of merger and other non-routine transaction related expenses that were recorded in the incorrect period. As such, the Company has decreased merger and other non-routine transaction related expenses by these amounts in the three and nine months ended September 30, 2013, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The Company has updated the caption from “merger and other transaction related” to “merger and other non-routine transactions” to appropriately include non-recurring costs that may not have been incurred solely for a merger transaction. See Note 4 — Summary of Significant Accounting Policies for a further breakout of the merger costs and other one-time costs.

Management Fees to Affiliate

The Company identified $0.5 million of operating fees to an affiliate that was improperly recorded in the nine months ended September 30, 2013. Therefore, the Company decreased operating fees to affiliate by this amount for the nine months ended September 30, 2013. No such expenses were identified in the three months ended September 30, 2013.

General and Administrative

The Company originally reported $7.2 million and $11.5 million during the three and nine months ended September 30, 2013, respectively, in equity-based compensation in its own line item, however it now reports such compensation as general and administrative expenses.

Impairment of Real Estate

The Company originally believed that the risk of impairment of its real estate and related assets was mitigated by the fact that substantially all of the Company’s real estate portfolio had been acquired in 2012 and 2013. As a result, the Company had failed to monitor events and changes in circumstances that could indicate that the carrying amount of its real estate and related assets may not be recoverable. The Company performed a detailed analysis of the portfolio in connection with the restatement and noted certain properties with impairment indicators. The Company assessed the recoverability of the carrying amounts as of the date in which the impairment indicators existed. Based on this assessment, the Company noted one property with a carrying amount in excess of the fair value of its expected undiscounted cash flows as of September 30, 2013. As a result, the Company reduced the carrying amount of the real estate and related net assets to their estimated fair values by recognizing an impairment loss of $2.1 million for the three and nine months ended September 30, 2013.

Net Loss Attributable to Non-Controlling Interests

The original calculation of the net loss attributable to non-controlling interest holders for the three and nine months ended September 30, 2013 excluded expenses that were improperly recorded at the Company’s level. These expenses were incurred by the OP, and therefore should have been included in the Company’s determination of the net loss attributable to its non-controlling interest holders. In addition, the net loss attributable to the non-controlling interest holders has been adjusted to reflect the impact of the cumulative restatement adjustments discussed and presented herein. As a result, the 2013 restated consolidated financial statements reflect an increase of $2.9 million and $6.7 million for net loss attributable to non-controlling interest holders and corresponding decreases in net loss attributable to stockholders during the three and nine months ended September 30, 2013, respectively.

Due to Affiliates

Amounts due to affiliates of the Company of $6.1 million, previously reported in accounts payable and accrued expenses, are now reported on a separate line item on the consolidated restated balance sheet as of September 30, 2013.

Other Changes

Along with restating the consolidated financial statements to correct the errors discussed above, the Company recorded adjustments for certain previously identified immaterial accounting errors related to the three and nine months ended September 30, 2013 that arose in the normal course of business. In connection with the original financial statement issuance, the Company assessed the impact of these immaterial errors and concluded that they were not material, individually or in the aggregate, to the consolidated unaudited financial statements for the nine months ended September 30, 2013. However, in conjunction with the restatement, the Company determined that it would be appropriate to correct such errors.

The Company also recorded certain reclassifications to conform the presentation of its restated consolidated statement of operations for the three and nine months ended September 30, 2013 to the current period classification and maintain comparability.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

September 30, 2013 Restated Consolidated Balance Sheet

	September 30, 2013
	As Previously Reported (1)	ARCT IV Recast (2)	Reclassifications	Restatement Adjustments	As Restated
ASSETS
Real estate investments, at cost:
Land	$521,139	$494,330	$—	$(1,581)	$1,013,888
Buildings, fixtures and improvements	2,121,178	1,429,122	—	(1,028)	3,549,272
Acquired intangible lease assets	328,733	221,663	347	(85)	550,658

Total real estate investments, at cost	2,971,050	2,145,115	347	(2,694)	5,113,818
Less: accumulated depreciation and amortization	(148,162)	(30,941)	(143)	230	(179,016)

Total real estate investments, net	2,822,888	2,114,174	204	(2,464)	4,934,802
Cash and cash equivalents	150,481	37,745	—	—	188,226
Investment in direct financing leases, net	57,449	17,954	—	—	75,403
Investment securities, at fair value	9,480	—	—	—	9,480
Derivative assets, at fair value	7,088	28	(7,116)	—	—
Restricted cash	1,680	—	—	—	1,680
Prepaid expenses and other assets	48,165	15,111	(63,276)	—	—
Receivable for Issuances of common stock	—	14,311	(14,311)	—	—
Deferred costs, net	47,754	—	(47,754)	—	—
Assets held for sale	6,028	—	—	(14)	6,014
Deferred costs and other assets, net	—	—	132,253	598	132,851

Total assets	$3,151,013	$2,199,323	$—	$(1,880)	$5,348,456

LIABILITIES AND EQUITY
Mortgage notes payable	269,891	2,124	—	—	272,015
Convertible debt	300,975	—	—	—	300,975
Senior corporate credit facility	600,000	710,000	—	—	1,310,000
Convertible obligation to Series C Convertible Preferred stockholders, at fair value	449,827	—	—	—	449,827
Contingent value rights obligation to preferred and common investors, at fair value	49,314	—	—	—	49,314
Below-market lease liabilities, net	4,200	—	—	(620)	3,580
Derivative liabilities, at fair value	—	—	—	—	—
Accounts payable and accrued expenses	14,740	662,432	(897)	(5,303)	670,972
Deferred rent and other liabilities	9,189	2,901	897	—	12,987
Distributions payable	72	9,810	—	436	10,318
Due to affiliates	—	—	—	6,107	6,107

Total liabilities	1,698,208	1,387,267	—	620	3,086,095

Convertible preferred stock, $0.01 par value, 100,000,000 shares authorized, 42,215,346 shares issued and outstanding at September 30, 2013	—	422	—	—	422
Common stock, $0.01 par value, 750,000,000 shares authorized and 222,351,780 issued and outstanding at September 30, 2013	1,848	375	—	—	2,223
Additional paid-in capital	1,803,315	904,640	—	3,035	2,710,990
Accumulated other comprehensive income	4,857	28	—	—	4,885
Accumulated deficit	(480,817)	(121,392)	—	2,416	(599,793)

Total stockholders’ equity	1,329,203	784,073	—	5,451	2,118,727
Non-controlling interests	123,602	27,983	—	(7,951)	143,634

Total equity	1,452,805	812,056	—	(2,500)	2,262,361

Total liabilities and equity	$3,151,013	$2,199,323	$—	$(1,880)	$5,348,456

(1)	Certain line items have been consolidated from the original presentation in the Quarterly Report on Form 10-Q filing for the three and nine month period ended September 30, 2013.
(2)	These financial statements have been recast in applying the carryover basis of accounting to include ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Restated Statement of Operations (for the three months ended September 30, 2013)

	Three Months Ended
	September 30, 2013
	As Previously Reported (1)	ARCT IV Recast (2)	Reclassifications	Restatement Adjustments	As Restated
Revenues:
Rental income	$56,681	$33,054	$(6)	$—	$89,729
Direct financing lease income	977	224	—	—	1,201
Operating expense reimbursements	3,226	1,093	6	—	4,325

Total revenues	60,884	34,371	—	—	95,255

Operating expenses:
Acquisition related	1,235	25,713	—	—	26,948
Merger and other non-routine transactions	3,791	2,122	—	(1,612)	4,301
Property operating	4,103	1,341	—	(14)	5,430
Management fees to affiliate	—	—	—	—	—
General and administrative	1,586	822	—	7,458	9,866
Equity-based compensation	7,180	—	—	(7,180)	—
Depreciation and amortization	39,382	23,030	—	(276)	62,136
Operating fees to affiliate	—	—	—	—	—
Impairment of real estate	—	—	—	2,074	2,074

Total operating expenses	57,277	53,028	—	450	110,755

Operating income	3,607	(18,657)	—	(450)	(15,500)

Other (expense) income:
Interest expense	(24,135)	(3,054)	—	—	(27,189)
Loss on contingent value rights	(38,542)	—	38,542		—
Income from investment securities	—	—	—	—	—
Gain (loss) on sale of investment securities	—	(2,246)	—	—	(2,246)
Loss on derivative instruments	(99)	—	(38,542)		(38,651)
Other income, net	45	44	—	47	136

Total other expenses, net	(62,731)	(5,256)	—	37	(67,950)

Loss from continuing operations	(59,124)	(23,913)	—	(413)	(83,450)
Net (gain) loss from continuing operations attributable to non-controlling interests	(30)	260	—	2,923	3,153

Net loss from continuing operations attributable to stockholders	(59,154)	(23,653)	—	2,514	(80,293)

Discontinued operations:
Net income (loss) from operations of held for sale properties	96	—	—	—	96
(Loss) gain on held for sale properties	—	—	—	—	—

Net income (loss) from discontinued operations	96	—		—	96
Net (loss) income from discontinued operations attributable to non-controlling interests	(5)	—	—	5	—

Net income (loss) from discontinued operations attributable to stockholders	91	—	—	5	96

Net loss	(59,028)	(23,913)	—	(413)	(83,354)
Net (income) loss attributable to non-controlling interests	(35)	260	—	2,928	3,153

Net loss attributable to stockholders	$(59,063)	$(23,653)	$—	$2,515	$(80,201)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.32)	$—	$—	$—	$(0.36)

Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$—	$—	$—	$(0.36)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Restated Statement of Operations (for the nine months ended September 30, 2013)

	Nine Months Ended
	September 30, 2013
	As Previously Reported (1)	ARCT IV Recast (2)	Reclassifications	Restatement Adjustments	As Restated
Revenues:
Rental income	$138,060	$45,102	$89	$—	$183,251
Direct financing lease income	977	224	—	—	1,201
Operating expense reimbursements	6,878	1,727	(89)	—	8,516

Total revenues	145,915	47,053	—	—	192,968

Operating expenses:
Acquisition related	21,961	52,603	—	(23)	74,541
Merger and other non-routine transactions	146,240	3,835	—	(16,341)	133,734
Property operating	8,972	2,107	—	(14)	11,065
Management fees to affiliate	—	—	—	12,493	12,493
General and administrative	4,018	2,214	34	17,655	23,921
Equity-based compensation	11,510	—	—	(11,510)	—
Depreciation and amortization	92,211	30,620	(34)	(313)	122,484
Operating fees to affiliate	—	—	—	—	—
Impairment of real estate	—	—	—	2,074	2,074

Total operating expenses	284,912	91,379	—	4,021	380,312

Operating income	(138,997)	(44,326)	—	(4,021)	(187,344)

Other (expense) income:
Interest expense	(41,589)	(3,240)	—	(585)	(45,414)
Loss on contingent value rights	(69,676)	—	69,676	—	—
Income from investment securities	218	1,798	(2,016)	—	—
Gain (loss) on sale of investment securities	451	(2,246)	—	—	(1,795)
Loss on derivative instruments	(144)	—	(69,676)	(10)	(69,830)
Other income, net	171	463	2,016	8	2,658

Total other expenses, net	(110,569)	(3,225)	—	(587)	(114,381)

Loss from continuing operations	(249,566)	(47,551)	—	(4,608)	(301,725)
Net (gain) loss from continuing operations attributable to non-controlling interests	726	415	—	6,741	7,882

Net loss from continuing operations attributable to stockholders	(248,840)	(47,136)	—	2,133	(293,843)

Discontinued operations:
Net income (loss) from operations of held for sale properties	159	—	—	—	159
(Loss) gain on held for sale properties	14	—	—	(14)	—

Net income (loss) from discontinued operations	173	—	—	(14)	159
Net (loss) income from discontinued operations attributable to non-controlling interests	(9)	—	—	9	—

Net income (loss) from discontinued operations attributable to stockholders	164	—	—	(5)	159

Net loss	(249,393)	(47,551)	—	(4,622)	(301,566)
Net (income) loss attributable to non-controlling interests	717	415	—	6,750	7,882

Net loss attributable to stockholders	$(248,676)	$(47,136)	$—	$2,128	$(293,684)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(1.49)	$—	$—	$—	$(1.50)
Basic and diluted net loss per share attributable to common stockholders	$(1.49)	$—	$—	$—	$(1.50)

(1)	Certain line items have been consolidated from the original presentation in the Quarterly Report on Form 10-Q filing for the three and nine month period ended September 30, 2013.
(2)	These financial statements have been recast in applying the carryover basis of accounting to include ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

2013 Restated Statement of Comprehensive Loss (for the three months ended September 30, 2013) (1)

	Three Months Ended September 30, 2013
	As Previously Reported (2)	ARCT IV Recast (3)	Restatement Adjustments	As Restated
Net loss	$(59,028)	$(23,913)	$(413)	$(83,354)

Other comprehensive loss:
Designated derivatives, fair value adjustments	(3,622)	(13)	—	(3,635)

Change in unrealized gain/loss on investment securities	(440)	—	1,378	938

Total other comprehensive loss	(4,062)	(13)	1,378	(2,697)

Total comprehensive loss	(63,090)	(23,926)	965	(86,051)
Net (income) loss attributable to non-controlling interests	(30)	260	2,923	3,153

Total comprehensive loss attributable to the Company	$(63,120)	$(23,666)	$3,888	$(82,898)

2013 Restated Statement of Comprehensive Loss (for the nine months ended September 30, 2013) (1)

	Nine Months Ended September 30, 2013
	As Previously Reported (2)	ARCT IV Recast (3)	Restatement Adjustments	As Restated
Net loss	$(249,393)	$(47,551)	$(4,622)	$(301,566)

Other comprehensive income:
Designated derivatives, fair value adjustments	9,218	28	—	9,246
Change in unrealized gain/loss on investment securities	(427)	—	—	(427)

Total other comprehensive income	8,791	28	—	8,819

Total comprehensive loss	(240,602)	(47,523)	(4,622)	(292,747)
Net loss attributable to non-controlling interests	717	415	6,750	7,882

Total comprehensive loss attributable to the Company	$(239,885)	$(47,108)	$2,128	$(284,865)

(1)	The statement of comprehensive loss was originally included within the consolidated statement of operations in the recasted filing; it is now presented as a standalone financial statement.
(2)	Certain line items have been consolidated from the original presentation in the Quarterly Report on Form 10-Q filing for the three and nine month period ended September 30, 2013.
(3)	These financial statements have been recast in applying the carryover basis of accounting to include ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Restated Statement of Cash Flows for the Nine Months Ended September 30, 2013

	Nine Months Ended September 30, 2013
	As Previously Reported (1)	ARCT IV Recast (2)	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(249,393)	(47,551)	$(4,622)	$(301,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of operating partnership units for ARCT III Merger and other transaction related expenses	108,247	—	(476)	107,771
Depreciation	99,832	31,501	272	131,605
(Gain) loss on held for sale properties	(14)	—	14	—
Impairment of real estate	—	—	2,074	2,074
Equity-based compensation	13,895	18	68	13,981
Loss on derivative instruments	144	—	—	144
Unrealized loss on investments	14	—	—	14
Unrealized loss on contingent value rights obligations, net of settlement payments	49,314	—	—	49,314
Convertible obligations to Series C Convertible Preferred stockholders, fair value adjustment	4,827	—	—	4,827
(Gain) loss on sale of investments	(451)	2,246	—	1,795
Changes in assets and liabilities:
Investment in direct financing leases	102	46	—	148
Prepaid expenses and other assets	(12,081)	(8,432)	—	(20,513)
Accounts payable and accrued expenses	4,464	11,251	(5,280)	10,435

Deferred rent and other liabilities	3,068	2,843	—	5,911
Due from Affiliates	—	(4,105)	—	(4,105)
Due to Affiliates	—	—	6,107	6,107

Net cash provided by (used in) operating activities	21,968	(12,183)	(1,843)	7,942

Cash flows from investing activities:
Investments in real estate and other assets	(1,173,497)	(2,068,337)	—	(3,241,834)
Investment in direct financing leases	(57,551)	(18,000)	—	(75,551)
Capital expenditures	(113)	—	—	(113)
Purchase of assets from Manager	(1,041)	—	1,041	—
Deposits for real estate investments	(28,836)	(2,279)	—	(31,115)
Purchases of investment securities	(12,004)	(69,460)	—	(81,464)
Proceeds from sale of investment securities	44,188	67,214	—	111,402

Net cash used in investing activities	(1,228,854)	(2,090,862)	1,041	(3,318,675)

Cash flows from financing activities:
Proceeds from mortgage notes payable	4,773	2,124	—	6,897
Proceeds from senior corporate credit facility	860,000	710,000	—	1,570,000
Payments on senior corporate credit facility	(384,604)	—	—	(384,604)
Proceeds from corporate bonds	(38,221)	(15,176)	—	(53,397)
Proceeds from issuance of convertible debt	310,000	—	—	310,000

Common stock repurchases	(357,916)	(177)	—	(358,093)
Proceeds from issuance of convertible obligations to Series C Convertible Preferred stockholders	445,000	—	—	445,000
Proceeds from issuance of common stock, net	486,536	1,320,729	(68)	1,807,197

The consolidated statement of cash flows continues onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

	Nine Months Ended September 30, 2013
	As Previously Reported (1)	ARCT IV Recast (2)	Restatement Adjustments	As Restated
Payments of deferred financing costs	$—	$—	$(2,165)	$(2,165)
Consideration paid for assets of Manager in excess of carryover basis	(3,035)	—	3,035	—
Contributions from non-controlling interest holders	750	29,008	—	29,758
Distributions to non-controlling interest holders	(5,170)	(445)	—	(5,615)
Distributions paid	(117,047)	(40,599)	—	(157,646)
Advances from affiliates, net	—	(376)	—	(376)
Restricted cash	(572)	—	—	(572)

Net cash provided by financing activities	1,200,494	2,005,088	802	3,206,384

Net change in cash and cash equivalents	(6,392)	(97,957)	—	(104,350)
Cash and cash equivalents, beginning of period	156,873	135,702	—	292,575

Cash and cash equivalents, end of period	$150,481	$37,745	$—	$188,226

(1)	Certain line items have been consolidated from the original presentation in the Quarterly Report on Form 10-Q filing for the nine month period ended September 30, 2013.
(2)	These financial statements have been recast in applying the carryover basis of accounting to include ARCT IV.

Note 3 — Mergers and Acquisitions

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

Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares which became vested, was converted into the right to receive (i) 0.95 of a share of ARCP’s common stock (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of ARCT III’s operating partnership (the “ARCT III OP”) was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.

Upon the closing of the ARCT III Merger on February 28, 2013, the Company paid an aggregate of $350 million in cash for 29.2 million shares that elected cash consideration, or 16.5% of the then outstanding shares of ARCT III’s common stock (which is equivalent to 27.7 million shares of ARCP’s common stock based on the ARCT III Exchange Ratio). In addition, 140.7 million shares of ARCP’s common stock were issued in exchange for 148.1 million shares of ARCT III’s common stock adjusted for the ARCT III Exchange Ratio. In accordance with the LPA, the OP issued a corresponding number of General Partner OP Units to ARCP when ARCP issued common stock to former common stockholders of ARCT III.

Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC (the “ARCT III Special Limited Partner”), the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from the ARCT III OP which resulted in the issuance of units of limited partner interests in the ARCT III OP which, when after applying the ARCT III Exchange Ratio, resulted in the issuance of an additional 7.3 million OP Units to affiliates of the Company’s Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period from the date of issuance before being redeemable by the holder for cash or, at the option of ARCP, common stock of ARCP.

Also in connection with the ARCT III Merger, the Company entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates and pay certain merger related fees. See Note 20 — Related Party Transactions and Arrangements.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Accounting Treatment for the ARCT III Merger

The Company and ARCT III, from inception to the ARCT III Merger Date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of the Company and ARCT III were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and continued to receive fees from the Operating Partnership, on behalf of ARCP, prior to ARCP’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger Date. In addition, U.S. GAAP requires the Company to present historical financial information for all periods that entities were under common control. Therefore, the accompanying consolidated financial statements including the notes thereto are presented as if the ARCT III Merger had occurred at inception.

CapLease, Inc. Merger

On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, a Maryland corporation, and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”).

On November 5, 2013, the Company completed the CapLease Merger. Pursuant to the terms of the CapLease Merger Agreement, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of Caplease, LP with and into the OP, each outstanding unit of equity ownership of CapLease’s operating partnership, other than units owned by CapLease, the OP, or any other of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Shares of CapLease’s outstanding restricted stock was accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to CapLease’s common and preferred shareholders.

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

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, the Company entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013 (the “ARCT IV Merger Agreement”), with ARCT IV, and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The ARCT IV Merger was consummated on January 3, 2014 (the “ARCT IV Merger Date”).

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of ARCP’s common stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (each, an “ARCT IV OP Unit”), other than ARCT IV OP Units held by American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”), and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”) was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a Limited Partner OP Unit and (iii) 0.5937 of a Limited Partner OP Unit designated as Series F Preferred Units (“Limited Partner Series F OP Units”). In total, the Operating Partnership, on ARCP’s behalf, paid $651.4 million in cash, ARCP issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock to the former ARCT IV shareholders, and the Operating Partnership issued 0.7 million units of Limited Partner Series F OP units and 0.6 million Limited Partner OP Units to the former ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 Limited Partner OP Units, resulting in the Company issuing 1.2 million Limited Partner OP Units. In accordance with the LPA, the OP issued a corresponding number of General Partner OP Units and Series F Preferred Units to ARCP when shares of ARCP’s common stock and Series F Preferred Stock were issued to former common stockholders of ARCT IV, respectively.

On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, the ARCT IV Special Limited Partner and ARC Real Estate Partners, LLC (“ARC Real Estate”), an entity under common ownership with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment, was entitled to receive a subordinated distribution of net sales proceeds from the ARCT IV OP equal to approximately $63.2 million. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on a price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other non-routine transactions in the accompanying consolidated statement of operations for the nine months ended September 30, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million Limited Partner OP Units after application of the exchange ratio of 2.3961 per ARCT IV OP Unit. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these Limited Partner OP Units before being redeemable by the holder for cash or, at the option of the General Partner, the common stock of ARCP.

In addition, as part of the ARCT IV Contribution and Exchange Agreement, ARC Real Estate Partners, LLC, contributed $750,000 in cash to the ARCT IV OP, effective prior to the consummation of the ARCT IV Merger, in exchange for ARCT IV OP Units. Upon the consummation of the ARCT IV Merger, these equity units converted at an exchange ratio of 2.3961 Limited Partner OP Units per ARCT IV OP Unit, resulting in the Operating Partnership issuing 0.1 million Limited Partner OP Units to ARC Real Estate Partners, LLC.

Accounting Treatment for the ARCT IV Merger

The Company and ARCT IV, from inception to the ARCT IV Merger Date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock, OP Units and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and had continued to receive fees from the OP prior to ARCP’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger Date. In addition, U.S. GAAP requires the Company to present historical financial information for all periods that entities were under common control. Therefore, the accompanying consolidated financial statements including the notes thereto are presented as if the ARCT IV Merger, including the impact of the equity transactions entered into to consummate the merger, had occurred at inception.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Fortress Portfolio Acquisition

On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties to be acquired from Fortress. Of the 196 properties, 120 properties were allocated to the Company (the “Fortress Portfolio”). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During quarter ended March 31, 2014, the Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio on January 8, 2014, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.

Cole Real Estate Investments, Inc. Merger

On October 22, 2013, ARCP entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a Maryland corporation, and a wholly owned subsidiary of the Company. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of the Company (the “Cole Merger”). The Operating Partnership consummated the Cole Merger on February 7, 2014 (the “Cole Acquisition Date”).

Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units and performance stock units that vested in conjunction with the Cole Merger, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of ARCP’s common stock (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Approximately 98% of all outstanding Cole shareholders received Stock Consideration and approximately 2% of outstanding Cole shareholders elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in ARCP issuing approximately 520.8 million shares of common stock and paying $181.8 million in cash to Cole’s shareholders based on their elections. In accordance with the LPA, the Operating Partnership issued a corresponding number of General Partner OP Units to ARCP when shares of ARCP’s common stock were issued to former common stockholders of Cole.

In addition, ARCP issued approximately 2.8 million shares of common stock, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between the Company and such individuals, concurrently with the execution of the Cole Merger Agreement, as previously disclosed by the Company. Additionally, effective as of the Cole Acquisition Date, ARCP issued, but has not yet allocated, 365,321 shares with dividend equivalent rights commensurate with ARCP’s common stock. In accordance with the LPA, the Operating Partnership issued a corresponding number of General Partner OP Units to ARCP when shares of ARCP’s common stock were issued to former executives of Cole.

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

Inland Portfolio Acquisition

On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies (the “Inland Portfolio”) were allocated to the Company for a purchase price of approximately $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies to be acquired from Inland by the Operating Partnership, on the Company’s behalf, and the other entities sponsored directly or indirectly by ARC. The Inland Portfolio is comprised of 33 properties. As of September 30, 2014, the Company had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company will not close on the remaining one property.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

Immediately following the acceptance for payment and payment for the shares of CCPT Common Stock that were validly tendered in the Offer, the Company exercised its option (the “Top-Up Option”), granted pursuant to the CCPT Merger Agreement, to purchase, at a price per share equal to the Offer Price, 13,457,874 newly issued shares of CCPT Common Stock (collectively, the “Top-Up Shares”). The Top-Up Shares, taken together with the shares of CCPT Common Stock owned, directly or indirectly, by the Company and its subsidiaries immediately following the acceptance for payment and payment for the shares of CCPT Common Stock that were validly tendered in the Offer, constituted one share more than 90% of the outstanding shares of CCPT Common Stock (after giving effect to the issuance of all shares subject to the Top-Up Option), the applicable threshold required to effect a short-form merger under applicable Maryland law without stockholder approval.

Following the consummation of the Offer and the exercise of the Top-Up Option, in accordance with the CCPT Merger Agreement, the Company completed its acquisition of CCPT by effecting of a short-form merger under Maryland law, pursuant to which CCPT was merged with and into a subsidiary of the Company, with the subsidiary surviving the merger as a wholly owned subsidiary of the Company. The CCPT Merger became effective following the filing of the Articles of Merger with the State Department of Assessments and Taxation of Maryland and the filing of the Certificate of Merger with the Secretary of State of the State of Delaware with an effective date of May 19, 2014 (the “Effective Time”).

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

Red Lobster Portfolio Acquisition

On May 15, 2014, the Operating Partnership, through a wholly owned subsidiary, entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants (the “Red Lobster Portfolio”) from a third party. The transaction was structured as a sale-leaseback in which the Operating Partnership agreed to purchase the Red Lobster Portfolio and would immediately lease the portfolio back to the third party pursuant to the terms of multiple master leases (the “Master Leases”). The overall sale-leaseback transaction consisted of 522 Red Lobster® restaurants and 20 other branded restaurant properties for a purchase price of $1.7 billion. The Company closed the Red Lobster Portfolio acquisition in the third quarter of 2014.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

Note 4 — Summary of Significant Accounting Policies

The consolidated financial statements of the Company included herein include the accounts of ARCP and its consolidated subsidiaries, including the Operating Partnership. All intercompany amounts have been eliminated. The financial statements were prepared in conformity with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013 of the Company, which are included in the Amended 10-K. There have been no significant changes to these policies during the nine months ended September 30, 2014, other than the updates described below.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, consolidated joint venture arrangements and its subsidiaries. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests. In addition, as described in Note 1 — Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of September 30, 2014 and December 31, 2013, there were 24,690,496 and 9,591,173 OP Units outstanding, respectively. In addition, as discussed in Note 3 —Mergers and Acquisitions, the historical information of ARCT III and ARCT IV has been presented as if the mergers had occurred as of the beginning of the earliest period presented.

The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of the qualitative and quantitative significance of fees it earns from certain of its relationships and investments. If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

Investment in Unconsolidated Entities

Investment in Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures as of September 30, 2014 consisted of the Company’s interest in six joint ventures that owned six properties (the “Unconsolidated Joint Ventures”). As of September 30, 2014, the Company owned aggregate equity investments of $96.4 million in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income from the Unconsolidated Joint Ventures within the Other income, net line item in the consolidated statement of operations. During the three and nine months ended September 30, 2014, the Company recognized $0.2 million and $1.6 million, respectively, of net income from the Unconsolidated Joint Ventures. The Company did not recognize any net income from the Unconsolidated Joint Ventures during the three and nine months ended September 30, 2013.

Investment in Managed REITs

As of September 30, 2014, the Company owned aggregate equity investments of $4.4 million in the following publicly registered, non-traded REITs: Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Corporate Income Trust, Inc. (“CCIT”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, CCIT, INAV and CCIT II, the “Managed REITs”). Prior to the CCPT Acquisition Date, CCPT was a Managed REIT and accounted for using the equity method. As of the CCPT Acquisition Date, the Company had an approximate $5,000 equity investment in CCPT. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions. The Company records its proportionate share of net income from the Managed REITs within the Other income, net line item in the consolidated statement of operations. During the three and nine months ended September 30, 2014, the Company recognized $0.4 million of net income and $1.4 million of net loss, respectively, from the Managed REITs. The Company did not recognize any net income from the Managed REITs during the three and nine months ended September 30, 2013.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Impairments

Investment in Unconsolidated Entities

The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the nine months ended September 30, 2014.

Leasehold Improvements and Property and Equipment

Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of an investment in a property for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company identified properties during the three and nine months ended September 30, 2014 and 2013 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was less than the carrying amount of each respective properties, as discussed in Note 11 — Fair Value of Financial Instruments.

In addition to the properties discussed in Note 11 — Fair Value of Financial Instruments, as of September 30, 2014, the Company noted potential impairment indicators at certain properties with an aggregate carrying value of $145.5 million. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered as of September 30, 2014. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, which will result in the need to record an impairment loss to reduce such assets to fair value. Any such impairment losses may have a material impact on the Company’s assets and stockholder’s equity, operating and net loss and comprehensive loss. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.

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

The Company will evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company will test goodwill for impairment by first comparing the book value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the book value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company will estimate the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. In conjunction with the disposition of the Multi-Tenant Portfolio, as defined in Note 22 — Property Dispositions, the Company evaluated the remaining portion of goodwill assigned to the REI segment for impairment. The fair value of the REI segment was determined to be greater than the book value of its net assets. As such, no goodwill impairment was recorded during the nine months ended September 30, 2014.

Subsequent to September 30, 2014, the Company noted potential impairment indicators of goodwill such that it is reasonably possible that the estimate of the fair value of each reporting unit may change in the near term, which will result in the need to record an impairment loss to reduce goodwill to fair value. Any such impairment losses may have a material impact on the Company’s assets and stockholder’s equity, operating and net loss and comprehensive loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following summarizes the Company’s goodwill activity during the nine months ended September 30, 2014 by segment (in thousands):

	REI Segment	Cole Capital	Consolidated
Balance as of January 1, 2014	$92,789	$—	$92,789
Cole Merger (1)	1,654,085	558,835	2,212,920
Goodwill allocated to dispositions (2)	(209,259)	—	(209,259)

Balance as of September 30, 2014	$1,537,615	$558,835	$2,096,450

(1)	Goodwill recognized from the Cole Merger was assigned to the REI segment and Cole Capital based on the excess consideration paid over the fair value of the assets and liabilities acquired and assumed in each segment. Refer to Note 5 — Acquisitions of CapLease, Cole and CCPT for further discussion.
(2)	Goodwill allocated to the cost basis of properties sold or classified as held for sale is included in loss on held for sale assets and disposition of properties, net, in the consolidated statement of operations.

Program Development Costs

The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Managed REITs. The reimbursement of these expenses by the Managed REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreements and charters. Such expenses paid by the Company on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserves for any balances considered not collectible. No reserves were recorded as of September 30, 2014, as the Company expects to be reimbursed for all of the program development costs by the Managed REITs as additional proceeds from their respective offerings are raised. Program development costs are included in deferred costs and other assets, net in the accompanying consolidated balance sheets.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Corrected)	2014	2013 (As Corrected)
Merger related costs:
Strategic advisory services	$3,150	$750	$35,765	$12,549
Transfer taxes	—	—	5,109	1,085
Legal fees and expenses	579	2,052	5,126	5,242
Personnel costs and other reimbursements	—	348	751	987
Multi-tenant spin-off	2,270	—	7,450	—
Other fees and expenses	—	(52)	1,676	5,408
Other non-routine costs
Post-transaction support services	—	1,200	14,251	3,200
Subordinated distribution fees	—	—	78,244	98,360
Furniture, fixtures and equipment	—	—	14,085	5,800
Legal fees and expenses	743	—	2,569	950
Personnel costs and other reimbursements	—	—	2,718	—
Other fees and expenses	890	3	7,608	153

Total	$7,632	$4,301	$175,352	$133,734

Due from Affiliates

The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 20 — Related Party Transactions and Arrangements for further explanation.

Reportable Segments

The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital. The identification and aggregation of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 6 — Segment Reporting for further information.

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

Income Taxes

ARCP currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, ARCP generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if ARCP maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

The Operating Partnership is classified as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not a taxable entity for federal income tax purposes. Instead, each partner in the Operating Partnership is required to take into account its allocable share of the Operating Partnership’s income, gains, losses, deductions, and credits for each taxable year. However, the Operating Partnership may be subject to certain state and local taxes on its income and property.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

As of September 30, 2014, the Operating Partnership, ARCP, ARCT III and ARCT IV had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Operating Partnership, ARCP, ARCT III and ARCT IV are subject.

Under the LPA, the Operating Partnership is to conduct business in such a manner as to permit ARCP at all times to qualify as a REIT.

The Company conducts substantially all of its Cole Capital business operations through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, and as a result, it files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Certain of The Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.

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

In conjunction with the acquisition of the Red Lobster Portfolio, the Company entered into a reverse section 1031 like-kind exchange agreement with a third party intermediary. The exchange agreement is for a maximum of 180 days and allows the Company, for tax purposes, to defer gains on the sale of other properties sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the first acquisition date, the third party intermediary is the legal owner of each property, although the Company controls the activities that most significantly impact each property and retains all of the economic benefits and risks associated with each property. Each property is held by the third party intermediary in a variable interest entity for which the Company is the primary beneficiary. Accordingly, the Company consolidates these properties and their operations even during the period they are held by the third party intermediary. As of September 30, 2014, 541 Red Lobster properties acquired in July and September of 2014 were held by the third party intermediary. The Company has consolidated each of these properties since the date of acquisition.

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

Recent Accounting Pronouncements

In April 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting yet the pronouncement also requires expanded disclosures for discontinued operations. The Company adopted ASU 2014-08 effective January 1, 2014. Beginning with the first quarter of 2014, the results of operations for all properties sold and properties classified as held for sale that do not meet the criteria to qualify as a discontinued operation and were not previously reported in discontinued operations in the Amended 10-K for the year ended December 31, 2013 are presented within income from continuing operations on the accompanying consolidated statements of income.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of the new standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s consolidated unaudited financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its financial statements.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The preliminary purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair value. The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed at the CapLease Acquisition Date (in thousands):

Preliminary
Adjusted Amounts Recognized as of the CapLease Acquisition Date (1)
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

The ascribed value of the non-controlling interest has been estimated based on the fair value at the acquisition date of the percentage ownership of The Woodlands, Texas development activity not held by the Company. See Note 7 — Real Estate Investments for further information on this development project.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

The pro forma consolidated statements of operations in Note 7 — Real Estate Investments are presented as if CapLease had been included in the consolidated results of the Company for the nine months ended September 30, 2014 and 2013.

Cole Acquisition

On February 7, 2014, the Company completed its acquisition of Cole, as discussed in Note 3 — Mergers and Acquisitions. The Company accounted for the Cole Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of Cole subsequent to the Cole Acquisition Date.

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

The fair value of the 520.8 million shares of ARCP’s common stock issued, excluding those common shares transferred to former Cole executives, was determined based on the closing market price of ARCP’s common stock on the Cole Acquisition Date. In accordance with the LPA, the Operating Partnership issued a corresponding number of General Partner OP Units to ARCP when shares of ARCP’s common stock were issued to former stockholders of Cole.

Allocation of Consideration

The consideration transferred pursuant to the Cole Merger Agreement was allocated to the assets acquired and liabilities assumed for the REI segment and Cole Capital, based upon their preliminary estimated fair values as of the Cole Acquisition Date. The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change. Such post-closing adjustments are customary in nature in accordance with ASC 805, Business Combinations. The measurement periods recorded for the period from the Cole Acquisition Date to September 30, 2014 are presented consolidated and by segments in the tables below.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed at the Cole Acquisition Date (in thousands):

Preliminary
Adjusted Total as of Cole Acquisition Date
Identifiable Assets Acquired at Fair Value:
Land	$1,737,839
Buildings, fixtures and improvements	5,901,827
Acquired intangible lease assets	1,324,217

Total real estate investments	8,963,883
Investment in unconsolidated entities	103,966
Investment securities, at fair value	151,197
Loans held for investment, net	72,326
Cash and cash equivalents	149,965
Restricted cash	15,704
Intangible assets	385,368
Deferred costs and other assets	94,667
Due from affiliates	3,301

Total identifiable assets acquired	$9,940,377

Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable, net	2,706,585
Credit facilities	1,309,000
Other debt	49,013
Below-market lease liabilities	212,433
Accounts payable and accrued expenses	142,243
Deferred rent, derivative and other liabilities	235,299
Dividends payable	6,271
Due to affiliates	44

Total liabilities assumed	4,660,888

Non-controlling interests	24,766

Net identifiable assets acquired	5,254,723
Goodwill	2,212,920

Net assets acquired	$7,467,643

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed for the REI segment as initially recorded at the Cole Acquisition Date (in thousands):

Preliminary
REI Segment (Adjusted)
Identifiable Assets Acquired at Fair Value:
Land	$1,737,839
Buildings, fixtures and improvements	5,901,827
Acquired intangible lease assets	1,324,217

Total real estate investments	8,963,883
Investment in unconsolidated entities	100,659
Investment securities, at fair value	151,197
Loans held for investment, net	72,326
Cash and cash equivalents	129,552
Restricted cash	15,704
Deferred costs and other assets	43,774

Total identifiable assets acquired	$9,477,095

Identifiable Liabilities Assumed at Fair Value:
Mortgage notes payable, net	2,706,585
Credit facilities	1,309,000
Other debt	49,013
Below-market lease liabilities	212,433
Accounts payable and accrued expenses	87,628
Deferred rent, derivative and other liabilities	67,841
Dividends payable	6,271

Total liabilities assumed	4,438,771

Non-controlling interests	24,766

Net identifiable assets acquired	5,013,558
Goodwill	1,654,085

Net assets acquired	$6,667,643

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Cole Capital as initially recorded at the Cole Acquisition Date, as well as measurement period adjustments made and the revised estimated fair values of the assets acquired and liabilities assumed at the Cole Acquisition Date (in thousands):

Preliminary
Cole Capital (Adjusted)
Identifiable Assets Acquired at Fair Value:
Investment in unconsolidated entities	$3,307
Cash and cash equivalents	20,413
Intangible assets	385,368
Deferred costs and other assets	50,893
Due from affiliates	3,301

Total identifiable assets acquired	463,282

Identifiable Liabilities Assumed at Fair Value:
Accounts payable and accrued expenses	54,615
Deferred rent, derivative and other liabilities	167,458
Due to affiliates	44

Total liabilities assumed	222,117

Net identifiable assets acquired	241,165
Goodwill	558,835

Net assets acquired	$800,000

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

The intangible assets acquired primarily consist of management and advisory contracts that the Company has with the Managed REITs and are subject to an estimated useful life of approximately four years. The Company recorded $62.3 million of amortization expense for the period from the Cole Acquisition Date to September 30, 2014. The estimated amortization expense for the remainder of the year ending December 31, 2014 is $24.3 million. The estimated amortization expense for each of the years ending December 31, 2015, 2016 and 2017 is $96.3 million and the estimated amortization expense for the year ending December 31, 2018 is $9.8 million.

Subsequent to September 30, 2014, the Company noted potential impairment indicators of intangible assets acquired in the Cole Merger such that it is reasonably possible that the estimate of the fair value of such intangible assets may change in the near term, which will result in the need to record an impairment loss to reduce the intangible assets to fair value. Any such impairment losses may have a material impact on the Company’s assets and stockholder’s equity, operating and net loss and comprehensive loss.

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

The fair value of the remaining Cole assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013.

The amounts of revenue and net income related to Cole property acquisitions and Cole Capital included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended September 30, 2014 was $625.8 million and $68.9 million respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The pro forma consolidated statements of operations in Note 7 — Real Estate Investments are presented as if Cole had been included in the consolidated results of the Company for the entire periods ended September 30, 2014 and 2013.

CCPT Acquisition

On May 19, 2014, the Company completed its acquisition of CCPT, as discussed in Note 3 — Mergers and Acquisitions. The Company accounted for the CCPT Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of CCPT subsequent to the CCPT Acquisition Date.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The amounts of revenue and net loss related to CCPT property acquisitions included in the accompanying consolidated statements of operations from the CCPT Acquisition Date to the period ended September 30, 2014 was $5.0 million and $2.3 million respectively.

Note 6 — Segment Reporting

The Company operates under two segments, REI and Cole Capital.

REI – Through its REI segment, the Company acquires, owns and operates primarily single-tenant, freestanding commercial real estate properties primarily subject to net leases with high credit quality tenants. As of September 30, 2014, the Company owned 4,714 properties comprising 113.8 million square feet of single- and multi-tenant retail and commercial space located in 49 states and Canada, which include properties owned through consolidated joint ventures. The rentable space at these properties was 99.2% leased with a weighted average remaining lease term of 11.50 years. In addition, as of September 30, 2014, the Company owned 10 commercial mortgage-backed securities (“CMBS”), 14 loans held for investment and, through the Unconsolidated Joint Ventures, had interests in six properties comprising 1.6 million rentable square feet of commercial and retail space.

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

On September 30, 2014, the Company entered into a definitive equity purchase agreement (the “Purchase Agreement”), to sell Cole Capital to RCAP, and, in conjunction with the sale agreement, entered into sub-advisory agreements to provide acquisition and property management services to Cole Capital subsequent to the closing of the transaction. These agreements were subsequently terminated by RCAP on November 3, 2014 as a result of the Audit Committee investigation into the Company. On December 4, 2014, a settlement agreement was reached as discussed within Note 24 — Subsequent Events.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)¹	2014	2013 (As Restated)¹
REI:
Rental income	$365,712	$89,729	$924,646	$183,251
Direct financing lease income	625	1,201	2,812	1,201
Operating expense reimbursements	30,984	4,325	81,716	8,516

Total real estate investment revenues	397,321	95,255	1,009,174	192,968

Acquisition related	13,998	26,948	34,616	74,541
Merger and other non-routine transactions	7,613	4,301	173,406	133,734
Property operating	40,977	5,430	110,018	11,065
Management fees to affiliate	—	—	13,888	12,493
General and administrative	14,942	9,866	68,580	23,921
Depreciation and amortization	240,073	62,136	625,521	122,484
Impairment of real estate	2,299	2,074	3,855	2,074

Total operating expenses	319,902	110,755	1,029,884	380,312

Operating income (loss)	77,419	(15,500)	(20,710)	(187,344)

Interest expense, net	(101,643)	(27,189)	(326,491)	(45,414)
Extinguishment of debt, net	(5,396)	—	(21,264)	—
Other income, net	8,508	136	16,799	2,658
Loss on derivative instruments, net	(17,484)	(38,651)	(10,398)	(69,830)
Loss on disposition of property	(256,894)	—	(275,768)	—
Gain (loss) on sale of investments	6,357	(2,246)	6,357	(1,795)

Total other expenses, net	(366,552)	(67,950)	(610,765)	(114,381)

Net loss from continuing operations	(289,133)	(83,450)	(631,475)	(301,725)

Discontinued operations:
Income from operations of held for sale assets	—	96	—	159

Net income from discontinued operations	—	96	—	159

Net loss	$(289,133)	$(83,354)	$(631,475)	$(301,566)

Cole Capital:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$21,535	$—	$73,957	$—
Transaction service fees	22,972	—	41,942	—
Management fees and reimbursements	15,290	—	35,377	—

Total Cole Capital revenues	59,797	—	151,276	—

Cole Capital reallowed fees and commissions	15,398	—	56,902	—
General and administrative expenses	17,265	—	60,131	—
Merger and other non-routine transactions	19	—	1,946	—
Depreciation and amortization	25,077	—	64,210	—

Total operating expenses	57,759	—	183,189	—

Total other income	(952)	—	12,903	—

Net loss from continuing operations	1,086	—	(19,010)	—

Discontinued operations:
Income from operations of held for sale assets	—	—	—	—

Net loss	$1,086	$—	$(19,010)	$—

Total Company:
Total revenues	$457,118	$95,255	$1,160,450	$192,968
Total operating expenses	$377,661	$110,755	$1,213,073	$380,312
Total other expense	$(367,504)	$(67,950)	$(597,862)	$(114,381)
Loss from continuing operations	$(288,047)	$(83,450)	$(650,485)	$(301,725)
Income (loss) from discontinued operations	$—	$96	$—	$159
Net loss	$(288,047)	$(83,354)	$(650,485)	$(301,566)

(1)	For discussion of the restatement adjustments, see Note 2 — Restatement of Previously Issued Consolidated Financial Statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

	Total Assets
	September 30, 2014	December 31, 2013
REI	$21,834,806	$7,809,083
Cole Capital	1,032,777	—

Total Company	$22,867,583	$7,809,083

Note 7 — Real Estate Investments

Excluding the Cole Merger, the ARCT IV Merger and the CCPT Merger, the Company acquired interests in 1,092 commercial properties, including 28 land parcels, for an aggregate purchase price of $3.8 billion during the nine months ended September 30, 2014 (the “2014 Acquisitions”). The Company is in the process of obtaining and reviewing the final third party appraisals for some of the 2014 Acquisitions, and as such, the fair value of the related assets acquired and liabilities assumed during the nine months ended September 30, 2014 are provisionally allocated. The following table presents the preliminary allocation of the fair value of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Real estate investments, at cost:
Land	$608,875	$258,019	$823,795	$754,012
Buildings, fixtures and improvements	1,309,751	730,159	2,486,868	2,161,831

Total tangible assets	1,918,626	988,178	3,310,663	2,915,843

Acquired intangible assets:
In-place leases	354,409	118,212	522,568	330,191
Above-market leases	82,023	—	110,230	—
Assumed intangible liabilities:
Below-market leases	(84,071)	(4,200)	(101,108)	(4,200)
Fair value adjustment of assumed notes payable	—	—	(23,531)	—

Total purchase price of assets acquired, net	2,270,987	1,102,190	3,818,822	3,241,834
Notes payable assumed	—	—	(301,532)	—

Cash paid for acquired real estate investments	$2,270,987	$1,102,190	$3,517,290	$3,241,834

Number of properties acquired	753	650	1,092	1,670

The following table presents unaudited pro forma information as if all of the 2014 Acquisitions and the Cole Merger, ARCT IV Merger and CCPT Merger, as discussed in Note 3 — Mergers and Acquisitions, were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $34.6 million and $74.5 million for the nine months ended September 30, 2014 and 2013, respectively and merger and other non-routine transaction related expenses of $175.4 million and $133.7 million for the nine months ended September 30, 2014 and 2013, respectively (in thousands).

	Nine Months Ended September 30,
	2014	2013
Pro forma revenues	$1,397,494	$1,138,600
Pro forma net income (loss) attributable to stockholders	$(349,572)	$(283,031)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Future Lease Payments

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments(1)
October 1, 2014 - December 31, 2014	$897,524	$1,239
2015	1,413,737	4,757
2016	1,394,782	4,674
2017	1,348,156	4,273
2018	1,296,944	3,183
Thereafter	11,759,055	10,313

Total	$18,110,198	$28,439

(1)	41 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.

Investment in Direct Financing Leases, Net

The components of the Company’s net investment in direct financing leases as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Future minimum lease payments receivable	$28,439	$33,729
Unguaranteed residual value of property	39,852	46,172
Unearned income	(10,850)	(13,789)

Net investment in direct financing leases	$57,441	$66,112

Development Activities

During the nine months ended September 30, 2014, the Company acquired 28 land parcels, upon which single-tenant commercial properties will be developed. Based on budgeted construction costs, the remaining costs to complete the buildings is estimated to be $28.1 million in aggregate. The land acquired for an aggregate amount of $14.9 million is included in land in the accompanying consolidated balance sheet. During the nine months ended September 30, 2014, the Company completed 4 development projects.

Prior to the CapLease Acquisition Date, CapLease entered into an agreement with a major Texas-based developer to develop a 150,000 square foot speculative office building in The Woodlands, Texas, adjacent to and part of the same development as an existing office building owned by CapLease since 2012. Costs of the project, which are budgeted to be $34.0 million, are scheduled to be funded by equity contributions from the Company and its developer partner, and $17.0 million of advances during the construction period under a development loan entered into with Amegy Bank. All equity contributions are scheduled to be borne as follows: the Company, 90%; and the developer, 10%; except for cost overruns, which will be borne 50% by each. Because the Company has a controlling financial interest in the investment, the Company consolidates the investment for financial accounting purposes. The Company has an option to purchase, and the developer the option to sell to the Company, in each case at fair market value, the developer’s interest in the project upon (i) substantial completion of the project and (ii) leases being entered into for 95% of the square footage of the project. Construction activity and funding of the project commenced during the quarter ended September 30, 2013 and was expected to be completed during the second half of 2014. As of September 30, 2014, the Company had a total investment of $23.8 million, including capitalized interest of $69,000, and estimated remaining investment of $10.2 million related to the development project.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Tenant Concentration

As of September 30, 2014, there was one tenant exceeding 10% of consolidated annualized rental income. As of September 30, 2013, there were no tenants exceeding 10% of consolidated annualized rental income. Annualized rental income for net leases is rental income as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable.

Geographic Concentration

As of September 30, 2014, properties located in Texas represented 12.6% of consolidated annualized rental income determined on a straight-line basis. There were no geographic concentrations exceeding 10% of consolidated annualized rental income at September 30, 2013.

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

The following tables detail the unrealized gains and losses on investment securities as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	56,908	2,169	—	59,077

Total	$56,908	$2,169	$—	$59,077

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,589	$—	$(105)	$1,484
CMBS	60,452	498	(367)	60,583

Total	$62,041	$498	$(472)	$62,067

CMBS

In connection with the Cole Merger, the Company acquired 15 CMBS with an estimated aggregate fair value of $151.2 million as of the Cole Acquisition Date. On September 29, 2014, the Company sold the 15 CMBS acquired in the Cole Merger for proceeds of $158.0 million, and recorded a gain of $6.2 million which is included in Gain (loss) on sale of investments in the accompanying consolidated statements of operations. In connection with the sale, the Company settled the outstanding repurchase agreements that were secured by a portion of the CMBS. See Note 13 — Other Debt for further discussion. As of September 30, 2014, the Company owned 10 CMBS with an estimated aggregate fair value of $59.1 million. As of December 31, 2013, the Company owned 10 CMBS with an estimated aggregate fair value of $60.6 million.

The scheduled maturity of the Company’s CMBS as of September 30, 2014 is as follows (in thousands):

	September 30, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	1,075	1,104
Due after five years through 10 years	38,144	39,696
Due after 10 years	17,689	18,277

	$56,908	$59,077

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Investment in Real Estate Fund

Prior to September 30, 2014, the Company had investments in a real estate fund that is sponsored by an affiliate of the Former Manager of the Company and which invests primarily in equity securities of other publicly traded REITs. This investment was accounted for under the equity method of accounting because the Company had significant influence but not control. During the three months ended September 30, 2014, the Company sold the investments and recorded a gain on the sale of the securities of approximately $178,000, which is included in the Gain (loss) on sale of investments in the accompanying consolidated statements of operations.

Note 9 — Loans Held for Investment

During the nine months ended September 30, 2014, in connection with the Cole Merger, the Company acquired two mortgage notes receivable, each of which is secured by an office building. The mortgage notes had a fair value of $72.3 million as of the Cole Acquisition Date. As of December 31, 2013, the Company owned 12 loans held for investment, which were acquired in connection with the CapLease Merger and consist predominantly of mortgage loans on properties subject to leases to investment grade tenants. The loans had a fair value of $26.5 million at the CapLease Merger Date. At September 30, 2014, the Company owned 14 loans held for investment, which had a carrying value of $97.0 million and carried interest rates ranging from 5.28% to 7.24%. As of December 31, 2013, the two loans held for investment had a carrying value of $26.3 million and carried interest rates ranging from 5.28% to 7.24%. The fair value adjustment is being amortized to interest expense in the consolidated statements of operations over the term of the loan, using the effective interest method.

The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (“LTV”) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of September 30, 2014 and December 31, 2013, the Company had no reserve for loan loss.

Note 10 — Deferred Costs and Other Assets, Net

Deferred costs and other assets, net consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013 (As Restated)
Deferred costs, net	$150,026	$84,746
Accounts receivable, net (1)	70,224	16,254
Straight-line rent receivable	68,694	19,010
Prepaid expenses	18,764	43,801
Leasehold improvements, property and equipment, net (2)	30,153	531
Restricted escrow deposits	43,740	101,813
Derivative assets, at fair value	8,775	9,189
Other assets	56,230	5,317

	$446,606	$280,661

(1)	Allowance for doubtful accounts was $1.9 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively.
(2)	Amortization expense for leasehold improvements totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively. Accumulated amortization was $0.9 million and $7,000 as of September 30, 2014 and December 31, 2013, respectively. Depreciation expense for property and equipment totaled $0.5 million and $1.1 million for the three and nine months ended September 30, 2014, respectively. Accumulated depreciation was $1.1 million and $5,000 as of September 30, 2014 and December 31, 2013, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the three and nine months ended September 30, 2014, real estate assets with a carrying amount of $5.1 million related to five properties and real estate assets with a carrying amount of $8.2 million related to nine properties, respectively, were deemed to be impaired and their carrying amounts were reduced to their estimated fair values, resulting in impairment charges of $2.3 million and $3.9 million, respectively, which are included in impairment of real estate on the consolidated statements of operations for the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, real estate assets with a carrying amount of $2.6 million related to one property were deemed to be impaired and their carrying amounts were reduced to their estimated fair values, resulting in impairment charges of $2.1 million, which is included in impairment of real estate on the consolidated statements of operations for the three and nine months ended September 30, 2013. During the year ended December 31, 2013, real estate assets with carrying amounts of $4.5 million related to two properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair value, resulting in an impairment charge of $3.3 million.

The Company’s estimated fair values of its real estate assets were primarily based upon an income approach utilizing a present value technique to discount the expected cash flows using market participant assumptions for market rent and terminal values, which are considered to be Level 3 inputs, or based upon recent comparable sales transactions, which are considered to be Level 2 inputs. The aggregate fair value of impaired real estate assets as of September 30, 2014 and December 31, 2013 was $2.8 million, and $1.2 million, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following tables present information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Assets:
CMBS	—	—	59,077	59,077
Interest rate swap assets	—	8,775	—	8,775

Total assets	$—	$8,775	$59,077	$67,852

Liabilities:
Interest rate swap liabilities	$—	$(5,986)	$—	$(5,986)

Total liabilities	$—	$(5,986)	$—	$(5,986)

	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets:
Investments in real estate fund	$—	$1,484	$—	$1,484
CMBS	—	—	60,583	60,583
Interest rate swap assets	—	9,189	—	9,189

Total assets	$—	$10,673	$60,583	$71,256

Liabilities:
Interest rate swap liabilities	$—	$(1,719)	$—	$(1,719)
Series D Preferred Stock embedded derivative	—	—	(16,736)	(16,736)

Total liabilities	$—	$(1,719)	$(16,736)	$(18,455)

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

Series D Preferred Stock embedded derivative — The valuation of this derivative instrument was determined using a binomial option pricing model. Key inputs in the model include the expected term, risk-free interest rate, volatility and dividend yield.

The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following is a reconciliation of the changes in instruments with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2014 (in thousands):

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Beginning balance as of December 31, 2013	$60,583	$(16,736)	$—	$43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	9,456	—	—	9,456
Changes in fair value included in net income, net	—	(13,574)	(990)	(14,564)
Purchases, issuances, settlements and amortization:
Fair value at purchase/issuance	151,197	—	(3,606)	147,591
Sale of CMBS acquired in the Cole Merger	(151,248)			(151,248)
Reclassification of previous unrealized gains on investment securities into net loss-CMBS	(7,417)	—	—	(7,417)
Return of principal received	(3,678)	—	—	(3,678)
Amortization included in net income, net	184	—	—	184
Reclassification of contingent consideration to held for sale	—	—	4,596	4,596
Redemption of Series D	—	30,310	—	30,310

Ending balance	$59,077	$—	$—	$59,077

The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at September 30, 2014	Fair Value at September 30, 2014	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Assets:
Loans held for investment	3	$96,981	$97,607	$26,279	$26,435

Liabilities:
Mortgage notes payable, net	3	$4,327,454	$4,407,627	$1,301,114	$1,305,823
Corporate bonds, net	3	2,546,294	2,553,566	—	—
Convertible debt, net	3	976,251	998,441	972,490	976,629
Credit facilities	3	4,259,000	4,259,000	1,819,800	1,819,800
Secured term loan	3	48,587	50,572	58,979	59,049
Trust preferred notes	3	—	—	26,548	23,345
Unsecured Credit Facility	3	—	—	150,000	150,000
Other debt	3	—	—	19,277	19,350

Total liabilities		$12,157,586	$12,269,206	$4,348,208	$4,353,996

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

Note 12 — Mortgage Notes Payable

The Company’s mortgage notes payable consist of the following as of September 30, 2014 and December 31, 2013 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (2)	Weighted Average Maturity (3)
September 30, 2014 (1)	806	$4,237,464	4.80%	6.27
December 31, 2013	177	$1,258,661	3.42%	3.41

(1)	Includes $542.8 million of mortgage notes held for sale.
(2)	Mortgage notes payable primarily have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 2.43% to 7.20% at September 30, 2014 and 1.83% to 6.28% at December 31, 2013.
(3)	Weighted average remaining years until maturity as of September 30, 2014 and December 31, 2013, respectively.

In conjunction with the various mergers and portfolio acquisitions, as described in Note 3 — Mergers and Acquisitions, aggregate net premiums totaling $137.4 million were recorded upon the assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages using the effective-interest method. As of September 30, 2014, there was $87.8 million in unamortized net premiums included in mortgage notes payable, net on the consolidated balance sheet.

The following table summarizes the scheduled aggregate principal repayments subsequent to September 30, 2014 (in thousands):

Year	Total
October 1, 2014 - December 31, 2014	$101,258
2015	162,126
2016	263,679
2017	506,980
2018	260,654
Thereafter	2,942,767

Total	$4,237,464

The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of September 30, 2014, the Company was in compliance with the debt covenants under the mortgage loan agreements.

During the three and nine months ended September 30, 2014, the Company paid off $173.3 million and $1.0 billion, respectively, of mortgage notes payable, including notes that were subject to interest rate swap agreements. In connection with the debt repayments, the Company paid prepayment fees totaling $3.0 million and $35.9 million for the three and nine months ended September 30, 2014, respectively, which are included in Extinguishment of debt, net in the accompanying consolidated statements of operations. In addition, the Company paid $0.1 million and $10.2 million during the three and nine months ended September 30, 2014 for the settlement of interest rate swaps that were associated with certain mortgage notes, which approximated the fair value of the interest rate swaps. The Company wrote off the deferred financing costs and premiums and discounts associated with these mortgages, which resulted in a gain of $1.9 million and $18.9 million during the three and nine months ended September 30, 2014, respectively, which is included in Extinguishment of debt, net in the accompanying consolidated statements of operations. The mortgages repaid during the nine months ended September 30, 2014 had a weighted average remaining interest rate of 5.00% and a weighted average remaining term of 2.45 years.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

National Institute of Health

The Company acquired the National Institute of Health (“NIH”) office building in Bethesda, Maryland with a historical cost approximating $40.0 million on November 5, 2013 as part of the acquisition of CapLease, Inc. As of September 30, 2014, 9,133 of the 207,055 square feet (4.4%) were leased by certain divisions of the NIH, with the remainder of the building substantially vacated since November 1, 2013.

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

Note 13 — Other Debt

Corporate Bond Offering

On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due February 6, 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due February 6, 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due February 6, 2024 (the “2024 Notes,” and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The OP may redeem all or a part of any series of the Notes at any time at its option at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest on the principal amount of the Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Notes and the 2024 Notes, if such Notes are redeemed on or after January 6, 2019 with respect to the 2019 Notes, or November 6, 2023 with respect to the 2024 Notes, the redemption price will equal 100% of the principal amount of the Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. In conjunction with this corporate bond offering, aggregate discounts totaling $4.2 million were recorded. As of September 30, 2014, the unamortized net discount totaled $3.7 million.

On September 12, 2014, the OP commenced an offer to exchange the 2017 Notes, 2019 Notes and 2024 Notes for new $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “Exchange 2017 Notes”), new $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “Exchange 2019 Notes”) and new $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “Exchange 2024 Notes,” and, together with the Exchange 2017 Notes and Exchange 2019 Notes, the “Exchange Notes”). The terms of the Exchange Notes are substantially similar to the terms of the Notes except that the Exchange Notes are registered under the Securities Act of 1933 and are freely transferable. The exchange offer closed on October 16, 2014, with 100% of the Notes exchanged for Exchanged Notes.

Convertible Senior Note Offering

Effective July 29, 2013, the Operating Partnership issued to the General Partner $300.0 million of the 3.0% Convertible Senior Notes due 2018 and issued an additional $10.0 million of such notes on August 1, 2013 (collectively, the “Original 2018 Notes”). Effective December 10, 2013, the Company issued an additional $287.5 million through a reopening of the Original 2018 Notes indenture agreement (the “Reopened 2018 Notes,” together with the Original 2018 Notes, the “2018 Notes”). The 2018 Notes mature on August 1, 2018. Such issuances were identical to ARCP’s registered issuances of the same amount of notes to various purchasers in a public offering. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded for the General Partner to additional paid-in capital and for the Operating Partnership to partners’ equity, both representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of September 30, 2014, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $302.1 million and $283.0 million, respectively. In connection with any permissible conversion election made by the holders of the identical convertible notes issued by ARCP, the General Partner may elect to convert the 2018 Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate is 59.805 General Partner OP Units per $1,000 principal amount of 2018 Notes.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Effective December 10, 2013, the Operating Partnership issued to the General Partner $402.5 million of 3.75% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. Such issuance was identical to ARCP’s registered issuance of the same amount of notes to various purchasers in a public offering. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded recorded for the General Partner to additional paid-in capital and for the Operating Partnership to partners’ equity, both representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of September 30, 2014, the carrying value of the 2020 Notes was $391.2 million. In connection with any permissible conversion election made by the holders of the identical convertible notes issued by ARCP, the General Partner may elect to convert the 2020 Notes into cash, General OP Units or a combination thereof, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 General Partner OP Units per $1,000 principal amount of 2020 Notes.

The remaining unamortized discount for the 2018 Notes and 2020 Notes totaled $23.7 million as of September 30, 2014.

Secured Term Loan

As part of the CapLease Merger, the Company assumed a secured term loan with KBC Bank, N.V. with a principal balance of $59.8 million and a fair value of $60.7 million at the CapLease Acquisition Date. The Company recorded a premium of $0.8 million upon the assumption of the term loan in Other debt, net on the consolidated balance sheet. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The loan is non-recourse to the Company, subject to limited non-recourse exceptions. The secured term loan provides for monthly payments of both principal and interest. During the nine months ended September 30, 2014, the Company made principal payments of $10.2 million. The scheduled principal repayments subsequent to September 30, 2014 are $2.7 million for the period October 1, 2014 through December 31, 2014 and $11.9 million, $12.5 million, $7.7 million and $13.3 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively. The premium is being amortized to interest expense on the consolidated statements of operations over the life of the secured term loan. As of September 30, 2014, the unamortized premium is $0.6 million. As of September 30, 2014, the carrying value of the secured term loan was $48.6 million, which is included in other debt, net in the accompanying consolidated balance sheets.

Amounts related to the secured term loan as of September 30, 2014 were as follows (in thousands):

	Borrowings	Collateral Carrying Value
Loans held for investment	$30,689	$43,900
Intercompany mortgage loans on CapLease properties	4,201	15,091
CMBS	13,126	21,600

	$48,016	$80,591

Repayments and Termination of Other Debt

Trust Preferred Notes

As part of the CapLease Merger, the Company assumed $30.9 million in aggregate principal amount of fixed/floating rate preferred notes with a fair value of $26.5 million at the CapLease Acquisition Date. The Company recorded a discount of $4.4 million upon the assumption of the notes in Other debt, net on the consolidated balance sheet. On July 30, 2014, the Company redeemed the notes at par. Upon redemption, the Company wrote off $4.4 million of the remaining unamortized discount to Extinguishment of debt, net in the consolidated statement of operations.

Senior Notes

As part of the CapLease Merger, the Company assumed $19.2 million of senior notes (the “Senior Notes”) that bore interest at an annual interest rate of 7.50%, payable semi-annually on April 1 and October 1, with a fair value of $19.3 million at the CapLease Acquisition Date. The Company recorded a premium of $0.1 million upon the assumption of the Senior Notes in Other debt, net on the consolidated balance sheet. On July 14, 2014, the Company redeemed the $19.2 million outstanding on the Senior Notes at par. Upon redemption, the Company wrote off $0.1 million of the remaining unamortized premium to Extinguishment of debt, net in the consolidated statement of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Repurchase Agreements

As part of the Cole Merger, the Company assumed $49.0 million of repurchase agreements secured by a portion of the Company’s CMBS portfolio. On September 29, 2014, in connection with the sale of CMBS securities, as discussed in Note 8 — Investment Securities, at Fair Value, the company settled all outstanding Repurchase Agreements at par with proceeds from the sale.

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

Note 14 — Credit Facilities

Senior Unsecured Credit Facility

The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).

On June 30, 2014, the General Partner, as guarantor, and the OP, as borrower, entered into an amended and restated credit agreement (the “Agreement”), which increased the available borrowings, extended the term and decreased the interest rates associated with the Credit Facility, prior to the execution of the Agreement. The Company accepted commitments from 20 financial institutions totaling $4.7 billion for the Credit Facility. The Credit Facility is comprised of a $1.2 billion term loan facility (with a delayed draw component equal to $200.0 million), a $3.3 billion dollar-denominated revolving credit facility and a $250.0 million multi-currency revolving facility (all of which can be borrowed in dollars, at the Company’s discretion). The Credit Facility includes an accordion feature, which, if exercised in full, allows the Company to increase the aggregate commitments under the Credit Facility to $6.0 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. Subsequent to the Agreement date, the Company accepted an additional $50.0 million commitment on the revolving credit facility from one of the original 20 financial institutions, bringing the total Credit Facility commitments to $4.7 billion.

The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon ARCP’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon ARCP’s then current credit rating). The Loans will initially be priced with an applicable margin of 1.35% in the case of LIBOR revolving loans and 1.60% in the case of LIBOR term loans. In addition, the Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.

The Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the Company), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Agreement. The Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon ARCP’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. The OP incurs an unused fee of 0.25% per annum on the unused amount of the delayed draw term loan commitments. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. At September 30, 2014, the OP was in compliance with the debt covenants under the Credit Facility.

In connection with the Agreement, the Company expensed $3.9 million of unamortized deferred financing costs incurred in connection with the original Credit Facility, which is included in interest expense, net in the accompanying consolidated unaudited statements of operations.

As of September 30, 2014, the outstanding balance on the Credit Facility was $4.3 billion, of which $3.3 billion bore a floating interest rate of 1.50% at September 30, 2014. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on ARCP’s credit rating, the interest rate on this portion was 2.84% at September 30, 2014. At September 30, 2014, a maximum of $391.0 million was available to the OP for future borrowings, subject to borrowing availability. The credit facility matures on June 30, 2018.

Subsequent to September 30, 2014, the Company repaid $1.21 billion outstanding on the revolving credit facility with proceeds from the sale of the Multi-Tenant Portfolio (defined below). See Note 22 — Property Dispositions for further discussion and Note 24 — Subsequent Events.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $10.3 million will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	18	$1,249,188

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate products	Deferred costs and other assets, net	$7,610	$9,189
Interest rate products	Deferred rent, derivative and other liabilities	$(4,751)	$(1,719)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$14,920	$(2,372)	$13,624	$15,682
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (ineffective portion)	$(6,452)	$(1,263)	$(9,403)	$(3,218)

In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the ten-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company’s bond offering in February 2014, the Company settled the Treasury Lock Agreement, which was accounted for as cash flow hedge, for $3.9 million, which was recorded to other comprehensive loss and will be amortized into earnings over the ten year term of the Treasury Lock. The Company amortized $0.1 million and $0.2 million into interest expense for the three and nine months ended September 30, 2014, respectively, related to the Treasury Lock.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Derivatives Not Designated as Hedging Instruments

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were approximately a loss of $17.5 million and a loss of $10.4 million for the three and nine months ended September 30, 2014, respectively. The Company recorded a loss of $38.7 million and $69.8 million for the three and nine months ended September 30, 2013 relating to the contingent value rights.

As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	4	$144,800

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedges as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate products	Deferred costs and other assets, net	$1,165	$—
Series D Preferred Stock embedded derivative	Deferred rent, derivative and other liabilities	$—	$(16,736)
Interest rate products	Deferred rent, derivative and other liabilities	$(1,235)	$—

The Series D Preferred Stock was redeemed on September 2, 2014. Refer to Note 18 — Preferred and Common Stock and OP Units for further discussion.

Tabular Disclosure of Offsetting Derivatives

The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (amounts in thousands).

Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014	$8,775	$(5,986)	$—	$8,775	$(5,986)	$—	$—	$2,789
December 31, 2013	$9,189	$(18,455)	$—	$9,189	$(18,455)	$—	$—	$(9,266)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where, if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2014, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.7 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $7.7 million at September 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Note 16 — Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Accrued other	$72,703	$683,197
Accrued interest	41,411	14,189
Accrued real estate taxes	61,450	24,658
Accounts payable	4,774	5,887
Accrued merger costs	—	2,640

	$180,338	$730,571

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

Counsel who filed each of these three cases reached an agreement with each other as to who will serve as lead plaintiff and lead plaintiffs’ counsel in the cases and where they will be prosecuted. Thus, on August 9, 2013, counsel in the Tarver Action filed a motion for stay in the Baltimore Court, informing the court that they had agreed to join and participate in the prosecution of the Mizani and Carach Actions in the New York Court. The Defendants consented to the stay of the Tarver Action in the Baltimore Court, and on September 5, 2013, Judge Pamela J. White issued an order granting that stay. Consequently, there has been no subsequent activity in the Baltimore Court in the Tarver Action. Also on August 9, 2013, all counsel involved in the Mizani and Carach Actions filed a joint stipulation in the New York Court, reflecting agreement among all parties that the Mizani and Carach Actions should be consolidated (jointly, “the Consolidated Actions”) and setting out a schedule for early motion practice in response to the complaints filed (the “Consolidation Stipulation”). Pursuant to the Consolidation Stipulation, an amended complaint was also filed in the New York court on August 9, 2013 and was designated as the operative complaint in the Consolidated Actions (“Operative Complaint”). Pursuant to the Consolidation Stipulation, all Defendants filed a motion to dismiss all claims asserted in the Operative Complaint on September 23, 2013. Plaintiffs’ response was due on or before November 7, 2013. On November 7, 2013, Plaintiffs filed a motion seeking leave to file a second amended complaint, which the Defendants opposed. On March 24, 2014, Plaintiffs’ counsel in the Consolidated Actions dismissed those claims without prejudice. Consequently, only the Tarver Action currently remains pending among these cases, although it remains stayed.

On October 8, 2013, John Poling filed a putative class action lawsuit in the Circuit Court for Baltimore City against the Company, the OP, Safari Acquisition LLC, CapLease, CapLease LP, CLF OP General Partner, LLC and the members of the CapLease board of directors (the “Poling Action”). The complaint alleges that the merger agreement breaches the terms of the CapLease 8.375% Series B Cumulative Redeemable Preferred Stock (“Series B”) and the terms of the 7.25% Series C Cumulative Redeemable Preferred Stock (“Series C”) and is in violation of the Series B Articles Supplementary and the Series C Articles Supplementary. The Complaint alleges claims for breach of contract and breach of fiduciary duty against the CapLease entities and the CapLease board of directors. The complaint also alleges that the Company, the OP and Safari Acquisition, LLC aided and abetted CapLease and the CapLease directors’ alleged breach of contract and breach of fiduciary duty.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Cole Litigation Matters

Three putative class action and/or derivative lawsuits, which were filed in March and April 2013, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation, pursuant to which Cole became a self-managed REIT. On October 22, 2013, the Circuit Court for Baltimore City granted all defendants’ motion to dismiss with prejudice the action pending before the court, but the plaintiffs appealed that dismissal. On July 31, 2014, plaintiffs dismissed the pending appeal based on an agreement by defendants to reimburse plaintiffs in the amount of $100,000. The other two lawsuits, which also purport to assert shareholder class action claims under the Securities Act of 1933, as amended (the “Securities Act”), are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014. Subsequently, both of those lawsuits have been stayed by the Court pursuant to a joint request made by all parties pending final approval of the consolidated Baltimore Cole Merger Actions described below.

To date, eleven lawsuits have been filed in connection with the Cole Merger. Two of these suits - Wunsch v. Cole, et al. (“Wunsch”), No. 13-CV-2186, and Sobon v. Cole, et al. (“Sobon”) - were filed as putative class actions on October 25, 2013 and November 18, 2013, respectively, in the U.S. District Court for the District of Arizona. Between October 30, 2013 and November 14, 2013, eight other putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole, et al. (“Operman”); (ii) Branham v. Cole, et al. (“Branham”); (iii) Wilfong v. Cole, et al. (“Wilfong”); (iv) Polage v. Cole, et al. (“Polage”); (v) Corwin v. Cole, et al. (“Corwin”); (vi) Green v. Cole, et al. (“Green”); (vii) Flynn v. Cole, et al. (“Flynn”) and (viii) Morgan v. Cole, et al. (“Morgan”). All of these lawsuits name the Company, Cole and Cole’s board of directors as defendants; Wunsch, Sobon, Branham, Wilfong, Flynn, Green, Morgan and Polage also name CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Cole, as a defendant. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted include claims that the Cole Merger did not provide for full and fair value for the Cole shareholders, that the Cole Merger was the product of an “inadequate sale process,” that the Cole Merger Agreement contained coercive deal protection measures and that the Cole Merger Agreement and the Cole Merger were approved as a result of or in a manner which facilitates improper self-dealing by certain defendants. In addition, the Flynn, Corwin, Green, Wilfong, Polage and Branham lawsuits claim that the individual defendants breached their duty of candor to shareholders and the Branham and Polage lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The Wunsch and Sobon lawsuits also assert claims against Cole and the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that the proxy materials omitted to disclose allegedly material information, and a claim against the individual defendants under Section 20(a) of the Exchange Act based on the same allegations. Among other remedies, the complaints seek unspecified money damages, costs and attorneys’ fees.

In January 2014, the parties to the eight lawsuits filed in the Circuit Court for Baltimore City, Maryland (the “consolidated Baltimore Cole Merger Actions”) entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of Cole stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein would be dismissed, subject to court approval. The proposed settlement terms required Cole to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by Cole with the SEC on January 14, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, subject to customary conditions, including confirmatory discovery and court approval following notice to Cole’s stockholders. The Sobon lawsuit was voluntarily dismissed on February 3, 2014.

On August 14, 2014, the parties in the consolidated Baltimore Merger Actions executed a Stipulation and Release and Agreement of Compromise and Settlement (the “Settlement Stipulation”). The parties in the consolidated Baltimore Merger Actions submitted the Settlement Stipulation, along with related filings, for approval by the Maryland court on August 18, 2014. On August 25, 2014, the Baltimore Circuit Court entered an Order on Preliminary Approval of Derivative and Class Action Settlement and Class Action Certification and scheduled a final settlement hearing in the consolidated Baltimore Merger Actions.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

Contractual Lease Obligations

The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (in thousands):

Future Minimum Base Rent Payments
October 1, 2014 - December 31, 2014	$4,594
2015	12,922
2016	11,575
2017	10,248
2018	7,918
Thereafter	83,934

Total	$131,191

Purchase Commitments

Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of such acquisitions, some of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of September 30, 2014, the Company was a party to 70 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 303 properties, subject to meeting certain criteria, for an aggregate purchase price of $1.2 billion, exclusive of closing costs. As of September 30, 2014, the Company had $36.9 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. The Company will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Note 18 — Preferred and Common Stock and OP Units

Series D and Series E Preferred Stock and OP Units

On September 12, 2013, the General Partner’s board of directors unanimously approved the issuance of Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) and the issuance of Series E Cumulative Preferred Stock (“Series E Preferred Stock”). Concurrently, the Operating Partnership was approved to issue to the General Partner Series D Cumulative Convertible Preferred Units (“Series D Preferred Units”) and Series E Cumulative Preferred Units (“Series E Preferred Units”), if applicable.

On September 15, 2013, the General Partner entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock and common stock to certain institutional holders, necessitating that the Operating Partnership concurrently issue to the General Partner Series D Preferred Units and General Partner OP Units, promptly following the close of the CapLease Merger. Pursuant to the definitive purchase agreements, the General Partner issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of ARCP common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 8, 2013. The Operating Partnership concurrently issued 21.7 million Series D Preferred Units and 15.1 million General Partner OP Units to the General Partner. The Series D Preferred Stock and Series D Preferred Units pay dividends at the rate of 5.81% per annum on their face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Company redeemed all outstanding Series D Preferred Stock and Units on September 2, 2014 (the “Redemption Date”) for $316.1 million in cash.

As the holders of Series D Preferred Stock were entitled to receive liquidation preferences that other equity holders were not entitled to, the Company classified the Series D Preferred Stock as temporary equity. At the date of issuance, the fair value of the Series D Preferred Stock was $269.3 million.

Prior to redemption, the General Partner had concluded that the conversion option qualified as a derivative and should be bifurcated from the host instrument. At issuance, the conversion option had a fair value of $18.7 million. As of December 31, 2013, the fair value of the conversion option was $16.7 million. The Company recorded losses of $18.8 million and $13.6 million upon redemption of the conversion option in gain (loss) on derivative instruments, net in the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2014, there were no issued shares of Series D Preferred Stock and no authorized and issued shares of Series E Preferred Stock. Therefore, no equivalent units were issued and outstanding at the Operating Partnership.

Series F Preferred Stock and Series F Preferred Units

On October 6, 2013, in connection with the modification to the ARCT IV Merger, the General Partner’s board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F Preferred Units to the General Partner, and 0.7 million Limited Partner Series F Preferred Units were issued to the ARCT IV OP Unit holders. Subsequent to original issuance and through September 30, 2014, 0.6 million Limited Partner Series F Preferred Units were converted into an equivalent number of the General Partner’s Series F Preferred Stock. Concurrently, 0.6 million General Partner Series F Preferred Units were issued to the General Partner. As of September 30, 2014, there were 42.8 million shares of Series F Preferred Stock and 0.1 million Series F OP Units issued and outstanding.

The Series F Preferred Units contain the same terms as the Series F Preferred Stock. Therefore, the Series F Preferred Stock/Units will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share/unit (equivalent to $1.675 per share/unit on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a real estate investment trust for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they become convertible and are converted into General Partner’s common stock or General Partner OP Units (or, if applicable, alternative consideration). The Series F Preferred Stock of the General Partner trades on the NASDAQ under the symbol “ARCPP.”

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Increases in Authorized Common Stock

On December 9, 2013, the Company filed articles of amendment to its charter to increase the number of authorized shares of common stock to 1.5 billion shares.

Offerings

On August 1, 2012, the General Partner filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of September 30, 2014, the General Partner had issued 2.1 million shares of common stock and no preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. Concurrently with the General Partner’s issuance of the $2.1 million shares of common stock referenced above, the Operating Partnership issued 2.1 million General Partner OP Units to the General Partner. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of ARCP’s common stock issued in connection with any future conversion of certain currently outstanding restricted shares, preferred stock or Limited Partner OP Units.

In January 2013, the General Partner commenced its “at the market” equity offering program (“ATM”) in which it may from time to time offer and sell shares of its common stock having aggregate offering proceeds of up to $60.0 million. The shares will be issued pursuant to the General Partner’s universal shelf registration statement. For each share of common stock the General Partner sells under the ATM, the Operating Partnership will issue a corresponding General Partner OP Unit to the General Partner.

On March 14, 2013, the General Partner filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer (“WKSI”) status. As a result of the delayed filing of certain of our periodic reports with the SEC, the General Partner is not currently eligible to use a shelf registration statement for the offer and sale of our securities.

On May 28, 2014, the General Partner closed on a public offering of 138.0 million shares of ARCP common stock at a price of $12.00 per share. The net proceeds to ARCP were approximately $1.59 billion after deducting underwriting discounts, commissions and offering-related expenses, which include a $2.0 million structuring fee paid to RCS. Concurrently, the Operating Partnership issued the General Partner 138.0 million General Partner OP Units.

Dividends

In October 2011, the Company began paying dividends on the 15th day of each month to stockholders/unitholders of record on the eighth day of such month. On October 23, 2013, the board of directors of ARCP authorized an annualized dividend per share of $1.00, which became effective February 7, 2014. The per share/unit annualized dividend of $1.00 reflects an increase of $0.06 per share from an annualized dividend of $0.94 per share. The annualized dividend rate at September 30, 2014 was $1.00 per share.

Common Stock Repurchases

On August 20, 2013, the Company’s board of directors reauthorized its $250.0 million share repurchase program, which was originally authorized in February 2013. During the nine months ended September 30, 2014, the Company did not repurchase any shares of common stock under the share repurchase program.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Note 19 — Equity-based Compensation

Equity Plan

The General Partner has adopted the American Realty Capital Properties, Inc. Equity Plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, dividend equivalent rights and other stock-based awards to the General Partner’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who are providing services to the General Partner or its affiliates. For each share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms.

The General Partner authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to the Former Manager in connection with the IPO, all of which were vested as of September 30, 2014. As of September 30, 2014, the General Partner has awarded 6,834,695 shares under the Equity Plan and the Operating Partnership has issued 6,834,695 General Partner OP Units to the General Partner underlying such shares issued under the Equity Plan. In the first quarter of 2014, the Company issued 282,854 shares to its non-executive directors pursuant to the Equity Plan. Upon issuance, the documentation provided for accelerated vesting of shares upon voluntary resignation of the independent directors. As a result, the Company determined there was no required service period and $3.6 million has been recorded as expense during the nine months ended September 30, 2014. However, based upon the findings of the Audit Committee and the Company in connection with the recent review of the Company’s previously filed financial statements, the Company subsequently modified such awards to provide that voluntary resignation would not accelerate the vesting of such awards.

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

Director Stock Plan

The General Partner has adopted a Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the General Partner’s non-executive directors. Awards of restricted stock will vest in accordance with the award agreements, which generally provide for ratable vesting over a five-year period following the date of grant. The awards of restricted stock provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At September 30, 2014, a total of 99,000 shares of common stock are reserved for issuance under the Director Stock Plan. As of September 30, 2014, the General Partner has awarded 45,000 shares under the Director Stock Plan and the Operating Partnership has issued 45,000 General Partner OP Units to the General Partner in connection with the Director Stock Plan.

The fair value of restricted common stock awards, as well as the underlying General Partner OP Units, under the Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day.

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

Immediately prior to the effective time of the ARCT IV Merger, each then-outstanding share of ARCT IV restricted stock fully vested. All shares of ARCT IV common stock then-outstanding as a result of the full vesting of shares of ARCT IV restricted stock, and the satisfaction of any applicable withholding taxes, received shares of the Company’s common stock and additional consideration pursuant to the terms of the ARCT IV Merger Agreement based on the ARCT IV Exchange Ratio. Concurrently, for each share of ARCP common stock or Series F Preferred Stock issued, the Operating Partnership issued a General Partner OP Unit or General Partner Series F Preferred Unit to the General Partner, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following table details the restricted shares activity within the Equity Plan and Director Stock Plan during the nine months ended September 30, 2014:

	Equity Plan		Director Stock Plan
	Shares of Restricted Common Stock	Weighted-Average Issue Price	Shares of Restricted Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2013	931,442	$13.82	18,875	$13.52
Granted	5,641,085	13.28	3,000	13.99
Vested	(634,208)	12.97	(21,875)	13.44
Forfeited	(134,825)	13.92	—	—

Unvested, September 30, 2014	5,803,494	$13.38	—	$—

For the three and nine months ended September 30, 2014, compensation expense, excluding Outperformance Bonus expense related to the OPP, for restricted shares was $2.8 million and $23.2 million, respectively, which is recorded in general and administrative on the consolidated statement of operations.

Compensation expense for the nine months ended September 30, 2014 includes $11.4 million of compensation expense recorded for 0.8 million restricted shares granted to affiliates.

Multi-Year Outperformance Plan

Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Former Manager, whereby the Former Manager was able to potentially earn compensation upon the attainment of stockholder value creation targets.

Under the OPP, the Company’s Former Manager was granted 8,241,101 long-term incentive plan units of the OP (“LTIP Units”), which could be earned or forfeited based on the General Partner’s total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”), for the three-year period that commenced on December 11, 2012.

Pursuant to previous authorization of the General Partner’s board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units became fully earned, vested and convertible into OP Units upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted to OP Units on such date. During the nine months ended September 30, 2014, the Operating Partnership recorded expenses of $1.6 million for the LTIP Units under the OPP, which is recorded in general and administrative in the accompanying consolidated statements of operations. As of September 30, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense has been allocated to the non-controlling interest on the consolidated balance sheet.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

New Multi-Year Outperformance Plan

On October 3, 2013, the General Partner approved a multi-year outperformance plan (the “New OPP”), which became effective upon the General Partner’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements were entered into between the General Partner and the participants selected by the General Partner’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the New OPP and the OPP Agreements, the Participants are eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that is funded up to a maximum award opportunity (the “New OPP Cap”) of approximately 5% of the General Partner’s equity market capitalization at the time of the approval of the New OPP (“the Initial Market Cap”).

After the Audit Committee’s and the General Partner’s review of the OPP, such parties have determined that the Compensation Committee’s intention in respect of the OPP was that the maximum award pool opportunity should have been $120.0 million. In October 2013, the Compensation Committee approved an aggregate award pool to be measured by the General Partner’s market capitalization as of the date of such approval; however, the OPP was definitively documented to measure market capitalization on a pro forma basis as of the General Partner’s transition to self-management (including the pro forma impact of various transactions expected to be consummated prior to the General Partner’s transition to self-management on January 8, 2014), which was calculated in December 2013.

Subject to the New OPP Cap, the pool will equal an amount to be determined based on the General Partner’s level of achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), as measured against an absolute hurdle and against a peer group of companies for a three-year performance period that commenced on October 1, 2013 (the “Performance Period”), with valuation dates on which a portion of the LTIP Units up to a specified amount of the New OPP Cap could be earned on the last day of each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

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

The New OPP provides for early calculation and vesting of the award in the event of a change in control of the General Partner, prior to the end of the Performance Period. The Participants are entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the New OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represent units of equity ownership in the OP that are structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, one-third of any earned LTIP Units will vest on October 1, 2016, October 1, 2017 and October 1, 2018, respectively. The Participants are entitled to receive distributions on their LTIP Units to the extent provided for in the LPA, as amended from time to time. During the three and nine months ended September 30, 2014, the Company recorded expenses of $2.7 million and $8.0 million, respectively, for the New OPP, which is recorded in equity-based compensation and included with general and administrative expense on the consolidated statement of operations. As of September 30, 2014, the Company had recorded a total payable for distributions on LTIP units related to the OPP and the New OPP of $6.9 million.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Note 20 — Related Party Transactions and Arrangements (as Restated)

The Company, ARCT III and ARCT IV have incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), ARC, ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III (the “ARCT III Advisor”), American Realty Capital Advisors IV, LLC (“the ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). References throughout this Note 20 — Related Party Transactions and Arrangements (as Restated) to expenses incurred by ARCT III or ARCT IV are to expenses incurred before their acquisitions by the General Partner on February 28, 2013 and January 3, 2014, respectively.

The Audit Committee’s investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. The Company is in the process of evaluating these payments and, upon completion of its evaluation, will consider its alternatives with regard to recovery of any such payments that it concludes were inappropriate. No asset has been recognized in the accompanying consolidated financial statements related to any potential recovery.

The following table summarizes the related party fees and expenses incurred by the Company, ARCT III and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Related party transactions:
Expenses and capitalized costs:
Financing fees and reimbursements	$—	$—	$—	$13,796
Offering related costs	—	666	2,150	159,323
Acquisition related expenses	—	10,064	1,652	36,894
Merger and other non-routine transactions	—	2,298	137,778	109,233
Management fees to affiliates	—	—	13,888	12,493
General and administrative expenses	60	7,004	16,089	16,347
Indirect affiliate expenses	5,595	—	10,090	—
Cole Capital revenues:
Cole Capital offering related revenue	21,535	—	73,957	—
Cole Capital operating revenue	38,262	—	77,319	—

Total	$65,452	$20,032	$332,923	$348,086

The following sections below further expand on the summarized related party transactions listed above.

Financing Fees and Reimbursements

During the nine months ended September 30, 2013, the Company, ARCT III and ARCT IV paid the Former Manager, the ARCT III Advisor and the ARCT IV Advisor, respectively, financing coordination fees of $13.8 million which is equal to 0.75% of the amount available under any secured mortgage financing or refinancing that the Company, ARCT III or ARCT IV, respectively, obtained and used for the acquisition of properties that was arranged by the Former Manager, the ARCT III Advisor or the ARCT IV Advisor, respectively. The financing fees were payable in cash at the closing of each financing. In conjunction with the closing of the ARCT III Merger, it was agreed that these fees would no longer be paid by the Company to the Former Manager. These fees were paid by ARCT IV throughout 2013. No such fees were incurred during the nine months ended September 30, 2014 or during the three months ended September 30, 2013. Financing fees and reimbursements are included in deferred costs, net in the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Offering Related Costs

The Company, ARCT III and ARCT IV recorded commissions, fees and offering cost reimbursements as shown in the table below for services provided to the Company, ARCT III and ARCT IV, as applicable, by affiliates of the Former Manager during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Offering related costs:
Commissions and fees	$—	$546	$—	$148,232
Offering costs and other reimbursements	—	120	2,150	11,091

Total	$—	$666	$2,150	$159,323

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

Acquisition Related Expenses

During the nine months ended September 30, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to its acquisition of certain properties in the Fortress Portfolio and $0.6 million (equal to 0.25% of the contract purchase price) to RCS related to its acquisition of certain properties in the Inland Portfolio. No fees were incurred during the three months ended September 30, 2014 or during the nine months ended September 30, 2013 in connection with these transactions.

Separate from acquisition fees related to the acquisition of certain properties in the GE Capital Portfolio discussed below, the Company, ARCT III and ARCT IV paid acquisition fees to the Former Manager and its affiliates equal to 1.0% of the contract purchase price, inclusive of indebtedness, of each property acquired by the Company, ARCT III or ARCT IV, as applicable. The Company, ARCT III and ARCT IV additionally reimbursed certain expenses as permitted under the advisory agreements. The Company and ARCT III were no longer required to pay these fees as of the ARCT III Merger, except for those properties in the Company’s acquisition pipeline as of that date. ARCT IV incurred these fees throughout 2013. During the three and nine months ended September 30, 2013, these fees and additional reimbursements totaled $2.5 million and $15.7 million, respectively. No such fees were incurred during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company paid a fee of $1.9 million (equal to 0.25% of the contract purchase price) to RCS and reimbursed expenses of $6.1 million to ARC related to its acquisition of certain properties in the GE Capital Portfolio. No such fees were incurred by the Company during the three months ended September 30, 2013 or during the nine months ended September 30, 2014 in relation to the GE Capital Portfolio.

During the three and nine months ended September 30, 2013, ARCT IV incurred and paid a fee of $3.5 million (equal to 0.25% of the contract price) to RCS related to its acquisition of certain properties in the GE Capital Portfolio. During the three and nine months ended September 30, 2013, ARCT IV incurred and paid $8.2 million and $13.8 million, respectively, to ARC related to this transaction. Additionally, during the three months and nine months ended September 30, 2013, ARC refunded $4.1 million of reimbursements previously charged in 2013 and 2012. No such fees were incurred during the nine months ended September 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Merger and Other Non-routine Transactions

The Company, ARCT III and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below. These fees are included in merger and other non-routine transactions in the accompanying consolidated statements of operations. The table below shows fees and expenses attributable to each merger and other non-routine transaction during the nine months ended September 30, 2014 (in thousands). No related party transactions classified as merger and other non-routine transactions in the accompanying consolidated statements of operations were incurred during the three months ended September 30, 2014.

	Nine Months Ended September 30, 2014
	ARCT IV Merger	Internalization and Other	Cole Merger	Multi-tenant Spin Off	Total
Merger related costs:
Strategic advisory services	$8,400	$—	$17,115	$1,750	$27,265
Personnel costs and other reimbursements	—	—	72	—	72
Other non-routine transactions:
Subordinated distribution fees	78,244	—	—	—	78,244
Furniture, fixtures and equipment	5,800	10,000	—	—	15,800

Other fees and expenses	—	—	2,900	—	2,900
Personnel costs and other reimbursements	417	—	1,728	—	2,145
Post-transaction support services	1,352	10,000	—	—	11,352

Total	$94,213	$20,000	$21,815	$1,750	$137,778

The tables below shows fees and expenses attributable to each merger and other non-routine transaction during the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013
	ARCT IV Merger	Cole Merger	Other	Total
Merger related costs:
Strategic advisory services	$750	$—	$—	$750
Personnel costs and other reimbursements	180	85	83	348
Other non-routine transactions:
Post-transaction support services	1,200	—	—	1,200

Total	$2,130	$85	$83	$2,298

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

	Nine Months Ended September 30, 2013
	ARCT III Merger	ARCT IV Merger	Cole Merger	Other	Total
Merger related costs:
Strategic advisory services	$—	$750	$—	$—	$750
Legal fees and expenses	125	—	—	—	125
Personnel costs and other reimbursements	522	203	85	127	937
Other non-routine transactions:
Subordinated distribution fees	98,360	—	—	—	98,360
Furniture, fixtures and equipment	5,800	—	—	—	5,800

Legal fees and expenses	61	—	—	—	61
Post-transaction support services	2,000	1,200	—	—	3,200

Total	$106,868	$2,153	$85	$127	$109,233

Merger Related Costs

ARCT IV Merger

ARCT IV entered into an agreement with RCS, RCS Advisory, and ANST under which they agreed to provide advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval of such merger by ARCT IV’s stockholders. The agreement provided that these services included facilitation of the preparation, distribution and accumulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. ARCT IV incurred and paid $0.8 million in fees and reimbursed $0.2 million of expenses pursuant to this agreement during the three and nine months ended September 30, 2013. No fees were incurred in connection with this agreement during the nine months ended September 30, 2014.

Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV Merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. No fees were incurred under this agreement during the nine months ended September 30, 2013 or during the three months ended September 30, 2014.

Cole Merger

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company incurred and recognized $14.2 million in expense from this agreement during the nine months ended September 30, 2014. These fees are included in merger and other non-routine transactions in the accompanying consolidated statement of operations. Reimbursement expenses of $0.1 million were incurred under this agreement during the three and nine months ended September 30, 2013.

Pursuant to the Transaction Management Services Agreement dated December 9, 2013, the Company and the OP agreed to pay RCS Advisory an aggregate fee of $2.9 million in connection with providing the following services: transaction management support related to the Cole Merger up to the date of the Transaction Management Services Agreement and ongoing transaction management support, marketing support, due diligence coordination and event coordination up to the date of the termination of the Transaction Management Services Agreement. The Transaction Management Services Agreement expired on the consummation of the Company’s transition to self-management on January 8, 2014. The Company paid RCS Advisory $2.9 million thereunder on January 8, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Multi-tenant Spin-off

The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Company’s previously announced spin-off of its multi-tenant shopping center portfolio. During the nine months ended September 30, 2014, the Company incurred $1.8 million of such fees, which are included in merger and other non-routine transactions in the accompanying consolidated statement of operations for the nine months ended September 30, 2014. No fees were incurred under this agreement during the nine months ended September 30, 2013 or during the three months ended September 30, 2014.

Other Non-routine Transactions

ARCT III Merger Subordinated Distribution Fees

On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “ARCT III Contribution and Exchange Agreement”) with the ARCT III OP and the ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including a subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders in addition to their initial investment. Pursuant to the ARCT III Contribution and Exchange Agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the $98.4 million subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted into 7.3 million OP Units after application of the ARCT III Exchange Ratio. The Company recorded an expense of $98.4 million during the nine months ended September 30, 2013 in connection with this transaction. In conjunction with the ARCT III Merger Agreement, the ARCT III Special Limited Partner agreed to hold its OP Units for a minimum of one year before converting them into shares of Company common stock.

ARCT IV Merger Subordinated Distribution Fees

On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, ARCT IV Special Limited Partner and ARC Real Estate . The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the $78.2 million of subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million ARCT IV OP Units. Upon consummation of the ARCT IV Merger, these ARCT IV OP Units were immediately converted into 6.7 million OP Units after application of the ARCT IV Exchange Ratio. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to hold its OP Units for a minimum of two years before converting them into shares of the Company’s common stock.

Furniture, Fixtures and Equipment and Other Assets

The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, concurrently with the closing of the ARCT III Merger and ARCT IV Merger and the Company’s transition to self-management, the Sellers sold the OP certain FF&E and other assets used by the Sellers in connection with managing the property level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million and $5.8 million to purchase the FF&E and other assets during the nine months ended September 30, 2014 and 2013, respectively. No costs were incurred during the three months ended September 30, 2014 and 2013, respectively. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction-related expense.

Other Fees and Expenses

In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the nine months ended September 30, 2014. No such expenses were incurred during the three months ended September 30, 2014 or nine months ended September 30, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Post-Transaction Support Services

ARCT III entered into an agreement with ARC Advisory under which ARC Advisory agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT III Merger). ARCT III incurred and paid $2.0 million in fees pursuant to this agreement during the nine months ended September 30, 2013. No fees were incurred during the three months ended September 30, 2013 or for the nine months ended September 30, 2014 in connection with this agreement.

ARCT IV entered into an agreement with ARC Advisory and RCS Advisory under which they agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT IV Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT IV Merger). ARCT IV incurred $1.2 million in expenses pursuant to this agreement during the three and nine months ended September 30, 2013. No fees were incurred during the nine months ended September 30, 2014 in connection with this agreement.

In connection with its entry into the ARCT IV Merger Agreement, ARCT IV agreed to pay additional asset management fees, which totaled $1.3 million net of credits received from affiliates during the nine months ended September 30, 2014. No such fees were incurred during the three months ended September 30, 2014 or during the nine months ended September 30, 2013.

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

Management Fees to Affiliates

The Company, ARCT III and ARCT IV recorded fees and reimbursements as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management fees to affiliates:
Asset management fees	$—	$—	$13,888	$11,693
Property management fees	—	—	—	800

Total	$—	$—	$13,888	$12,493

Base Management Fees

Prior to the termination of the amended and restated management agreement, the Company paid the Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance, for the value of assets up to $3.0 billion and 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The management fee was generally payable in cash however in lieu of cash. Prior to the ARCT III Merger, the Former Manager was entitled to an annual base management fee equal to 0.50% per annum for the unadjusted book value of assets with no asset threshold limitations. The Former Manager waived the management fee of $3.8 million and $6.1 million during the three and nine months ended September 30, 2013, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

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

In connection with a 60-day extension of the advisory agreement which was executed in order to facilitate the smooth transition of advisory services following the consummation of the ARCT III Merger, the Company incurred and paid additional asset management fees of $2.3 million during the nine months ended September 30, 2013. No such fees were incurred during the three months ended September 30, 2013 or during the nine months ended September 30, 2014.

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

The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio discussed in Note 3 — Mergers and Acquisitions and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the nine months ended September 30, 2014. No additional expense was recorded during the three months ended September 30, 2014.

Property Management Fees

ARCT III also agreed to pay an affiliate of ARC, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III’s stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also agreed to reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager an oversight fee of up to 1% of the gross revenues of the property managed. Property management fees of $0.8 million are recorded in management fees to affiliates in the accompanying consolidated statements of operations for the nine months ended September 30, 2013. No such fees were incurred during the three months ended September 30, 2013 or during the nine months ended September 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Quarterly Incentive Fee

Prior to the termination of the amended and restated management agreement as a result of internalization, the Company was required to pay the Former Manager a quarterly incentive fee, calculated based on 20% of the excess of annualized core earnings (as defined in the management agreement with the Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were incurred or paid during the nine months ended September 30, 2014 or 2013.

General and Administrative Expenses

The Company, ARCT III and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative expenses:
Advisory fees and reimbursements	$60	$866	$2,015	$4,533
Equity awards	—	6,138	14,074	11,814

Total	$60	$7,004	$16,089	$16,347

Advisory Fees and Reimbursements

The Company, ARCT III and ARCT IV agreed to pay certain fees and reimbursements to the Former Manager, for their out-of-pocket costs, including without limitation, legal fees and expenses, transfer agent fees, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the three and nine months ended September 30, 2014, these expenses totaled $0.1 million and $2.0 million, respectively. During the three and nine months ended September 30, 2013, these expenses totaled $0.9 million and $4.5 million, respectively.

Equity Awards

Upon consummation of the ARCT III Merger, the Company entered into the OPP with the Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets. The Company recorded $6.1 million and $9.8 million of expense during the three and nine months ended September 30, 2013 in connection with the OPP. During the nine months ended September 30, 2014, $1.6 million was recorded to general and administrative as stock based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014. No expenses were incurred during the three months ended September 30, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

As a result of the ARCT III Merger, certain restricted shares held by employees of affiliates of the Former Manager were fully vested. This expense of $2.0 million is included in general and administrative expense in the accompanying consolidated statement of operations during the nine months ended September 30, 2013. During the three and nine months ended September 30, 2013, the Company granted 295,000 and 620,000, respectively, restricted stock awards to the Former Manager and its affiliates as compensation for certain services. These were two separate grants and the grant date fair values for these issuances were $4.5 million in February 2013 and $4.4 million in July 2013.

During the nine months ended September 30, 2014, the Company granted 796,075 restricted stock awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who are affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million was recorded in general and administrative expenses in the accompanying consolidated statements of operations. No grants were made to employees of affiliates of the Former Manager during the three months ended September 30, 2014.

Indirect Affiliate Expenses

During 2014, the Company incurred fees and expenses payable to the Company’s affiliates or payable to a third party on behalf of the Company’s affiliates for amenities related to certain buildings, as explained below. No such fees or expenses were incurred during 2013. These expenses are depicted in the table below for the periods indicated (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Indirect affiliate expenses:
Audrain building	$4,769	$8,691
ANST office build-out	114	449
New York (405 Park Ave) office	677	864
Dresher, PA office	24	60
North Carolina office	11	26

Total	$5,595	$10,090

Audrain Building

During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, and affiliates of the Former Manager. ARC Real Estate requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to the affiliate of the Former Manager or be paid directly to the contractors and vendors. During the three and nine months ended September 30, 2014, the Company paid $4.7 million and $8.5 million , respectively, for tenant improvements and furniture and fixtures relating to the renovation. These payments were made directly to third parties.

In addition, on October 4, 2013, the Company entered into a lease agreement with the subsidiary of ARC Real Estate for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the three and nine months ended September 30, 2014, the Company incurred and paid $0.1 million and $0.2 million, respectively, for base rent, which was partially offset by $17,000 of rental revenue received from the subtenants during the nine months ended September 30, 2014. No rental revenue was received during the three months ended September 30, 2014.

Subsequent to September 30, 2014, as a result of findings of the investigation conducted by the Audit Committee, the Company terminated the lease agreement and was reimbursed for the tenant improvement and furniture costs incurred by the Company during the nine months ended September 30, 2014 totaling approximately $8.5 million. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

ANST Office Build-out

During the nine months ended September 30, 2014, as a result of the Cole Merger, the Company worked to develop a partnership with ANST to better service clients and shareholders more efficiently, as well as create more career opportunities for the employees. Plans were made to move ANST to part of the Cole Capital office building in 2014. In order to accommodate the ANST employees, the Cole Capital office building was to be remodeled. During the nine months ended September 30, 2014, the Company paid $0.4 million directly to third parties for leasehold improvements and furniture and fixtures relating to the renovation.

Subsequently, ANST never moved into the building. The Company is considering its options with regard to recovery of such payments, although no decisions have been made at this time. No asset has been recognized in the financial statements related to any potential recovery.

Office Rents and New York (405 Park Ave.) Office Build-out

During the three and nine months ended September 30, 2014, the Company paid $0.2 million and $0.5 million, respectively, to an affiliate of the Former Manager for rent related to offices in New York, Pennsylvania and North Carolina where certain of the Company’s employees shared office space with an affiliate of the Former Manager. In addition, during the three and nine months ended September 30, 2014, the Company paid $0.5 million directly to third parties for leasehold improvements and furniture and fixtures for the New York (405 Park Ave.) office.

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

Investment from the ARCT III Special Limited Partner

In connection with the ARCT III Merger, the ARCT III Special Limited Partner invested $750,000 in the ARCT III OP and was subsequently issued 56,797 OP Units in respect thereof upon the closing of the ARCT III Merger after giving effect to the ARCT III Exchange Ratio. This investment is included in non-controlling interests in the accompanying consolidated balance sheets.

Investment in an Affiliate of the Former Manager

As of September 30, 2014 and December 31, 2013, the Company held an investment valued at $1.7 million and $1.6 million, respectively, in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs.

Ownership by Affiliates of the Former Manager

Certain affiliates of the Former Manager own shares of the Company’s common stock, shares of unvested restricted common stock, OP Units and LTIP Units. As of September 30, 2014 and December 31, 2013, 2.75% and 4.37%, respectively, of the total equity units issued by the Company and the OP were owned by affiliates.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Due to Affiliates

Due to affiliates, as reported in the accompanying consolidated balance sheets, is comprised of the following amounts discussed above (in thousands):

	September 30, 2014	December 31, 2013
	(as Restated)	(as Restated)
Due to affiliates:
Offering related costs	$2,000	$220
Merger and other non-routine transactions	—	38,645
General and administrative	63	59,600
Indirect affiliate costs	413	—
Managed REITs and other	281	—
Management fees to affiliates	—	4,969

Total	$2,757	$103,434

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. The organization and offering expenses incurred by the Company which are subject to reimbursement included costs which are paid to affiliates. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer manager fees, selling commissions and offering reimbursements in the financial results for Cole Capital in Note 6 — Segment Reporting. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of September 30, 2014, the Company had $18.0 million of organization and offering costs paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering. The program development costs are included in deferred costs and other assets, net in the accompanying consolidated unaudited balance sheets.

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided to the Managed REITs (as described above) during the three months ended September 30, 2014 and the period from the Cole Acquisition Date to September 30, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2014
	CCPT IV (1)	CCPT V	CCIT	CCIT II	INAV	Total
Offering:
Selling commission revenue	$—	$5,988	(4)	$7,123	$258	$13,365
Selling commissions reallowance expense	—	5,988	(4)	7,123	258	13,365
Dealer manager fee revenue	—	1,764	(1)	2,167	175	4,105
Dealer manager fees reallowance expense	—	953	(1)	1,055	12	2,019
Other expense reimbursement revenue	(47)	1,766	—	2,176	170	4,065

(1)	Due to net cancellations during the quarter, related to shares sold prior to the fund closing on February 25, 2014.

	Period from the Cole Acquisition Date to September 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,113	$7,335	(4)	$12,073	$474	$48,991
Selling commissions reallowance expense	29,113	7,335	(4)	12,073	474	48,991
Dealer manager and distribution fee revenue	8,771	2,180	(1)	3,653	363	14,966
Dealer manager fees reallowance expense	4,971	1,131	(1)	1,776	20	7,897
Other expense reimbursement revenue	3,702	2,231	—	3,662	405	10,000

Cole Capital Operating Revenue

The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT. Acquisition and disposition fees and reimbursements, as applicable, are included in transaction service fees in the financial results for Cole Capital in Note 6 — Segment Reporting.

The Company earns advisory and asset and property management fees from certain Managed REITs and other affiliates. In addition, the Company may be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In connection with services provided by the Company related to the origination or refinancing of any debt financing obtained by certain Managed REITs that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company is reimbursed for financing expenses incurred, subject to certain limitations. Advisory fees, asset and property management fees and reimbursements of expenses are included in management fees and reimbursements in the financial results for Cole Capital in Note 6 — Segment Reporting.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided primarily to the Managed REITs (as described above) during the three months ended September 30, 2014 and the period from the Cole Acquisition Date to September 30, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other
Operations:
Acquisition fee revenue	$16,573	$3,279	1,216	$1,827	$—	$77
Asset management fee revenue	—	—	—	—	—	251
Property management and leasing fee revenue	—	—	—	—	—	178
Operating expense reimbursement revenue	1,589	957	716	237	151	—
Advisory and performance fee revenue	5,521	80	4,839	467	304	—

	Period from the Cole Acquisition Date to September 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other
Operations:
Acquisition fee revenue	$27,358	$3,864	4,943	$5,700	$—	$77
Asset management fee revenue	—	—	—	—	—	654
Property management and leasing fee revenue	—	—	—	—	—	752
Operating expense reimbursement revenue	4,192	1,140	1,903	316	286	—
Advisory and performance fee revenue	12,832	89	11,995	608	610	—

Investment in the Managed REITs

As of September 30, 2014, the Company owned aggregate equity investments of $4.2 million in the Managed REITs, which is included in investment in unconsolidated entities in the accompanying consolidated balance sheet. The table below presents certain information related to the Company’s investments in the Managed REITs as of September 30, 2014 (carrying amount in thousands):

	September 30, 2014
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT IV	0.01%	134
CCPT V	2.40%	2,096
CCIT	0.01%	77
CCIT II	1.44%	1,741
INAV	0.18%	157

		$4,205

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Due from Affiliates

As of September 30, 2014, $55.7 million was expected to be collected from affiliates, including balances from the Managed REITs lines of credits, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying consolidated balance sheet. In connection with the Cole Merger, the Company acquired a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCIT II. During the nine months ended September 30, 2014, the Company entered into a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCPT V. The CCIT II and CCPT V line of credit agreements each bear an interest rate equal to the one-month LIBOR plus 2.20% and mature in January 2015 and March 2015, respectively. In addition, during the nine months ended September 30, 2014, the Company increased the available borrowings under the revolving lines of credit for both CCPT V and CCIT II to $60.0 million. During the nine months ended September 30, 2014, CCIT II and CCPT V borrowed $30.0 million and $20.0 million, respectively, on their lines of credit. These amounts remained outstanding as of September 30, 2014 and are included in due from affiliates in the accompanying consolidated balance sheets.

Note 21 — Net Loss Per Share/Unit

Net Loss Per Share

The General Partner’s unvested shares of restricted stock contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore, are included in the computation of earnings per share under the two-class method. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested restricted stock is not allocated losses as the awards do not have a contractual obligation to share in losses of ARCP. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.

The following is a summary of the basic and diluted net loss per share computation for ARCP for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net loss attributable to the Company	$(280,398)	$(80,201)	$(626,562)	$(293,684)
Less: dividends declared on preferred shares and participating securities	37,643	199	84,366	625

Net loss attributable to common stockholders	$(318,041)	$(80,400)	$(710,928)	$(294,309)

Weighted average number of shares of common shares outstanding:
Basic	902,096,102	221,707,920	756,289,984	196,254,575

Net loss per common share:
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.35)	$(0.36)	$(0.94)	$(1.50)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Net Loss Per Unit

The following is a summary of the basic and diluted net loss per unit computation for the OP for the three and nine months ended September 30, 2014 and 2013 (dollar amounts in thousands, except for unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Restated)	2014	2013 (As Restated)
Net loss attributable to the Operating Partnership	$(288,202)	$(83,354)	$(650,720)	$(301,566)
Less: dividends declared on preferred shares and participating securities	37,643	199	84,366	625

Net loss attributable to common unitholders	$(325,845)	$(83,553)	$(735,086)	$(302,191)

Weighted average common units outstanding:
Basic	926,801,361	231,682,236	781,112,325	204,318,637

Basic and diluted net loss per unit attributable to common unitholders	$(0.35)	$(0.36)	$(0.94)	$(1.48)

As of September 30, 2014, the OP excluded 5,807,504 shares of unvested restricted stock outstanding from the calculation of diluted net loss per share as the effect would have been antidilutive.

Note 22 — Property Dispositions

During the nine months ended September 30, 2014, the Company disposed of 29 single-tenant properties and one multi-tenant property for an aggregate gross sales price of $158.6 million (the “2014 Property Dispositions”). There were no properties disposed of during the nine months ended September 30, 2013. No disposition fees were paid to affiliates in connection with the sale of the 2014 Property Dispositions and the Company has no continuing involvement with these properties. As of September 30, 2014, 71 properties were classified as held for sale.

On June 11, 2014, the OP, through indirect subsidiaries, entered into an agreement of purchase and sale with BRE DDR Retail Holdings III LLC (the “Purchaser”), a joint venture between Blackstone and DDR Corp., by which the Purchaser agreed to purchase 67 multi-tenant properties and nine single-tenant properties and the adjacent land and related properties. The properties to be sold pursuant to such agreement were the same properties that the Company had previously intended to spin off into an externally managed, NASDAQ-traded REIT, American Realty Capital Centers, Inc. In light of the Company’s entry into such agreement, it abandoned its previously contemplated spin-off. On October 17, 2014, the Company completed the final sale of a portfolio consisting of 64 multi-tenant properties and seven single-tenant properties (the “Multi-Tenant Portfolio”) to the Purchaser, as discussed in Note 24 — Subsequent Events.

The Company has classified and accounted for the Multi-Tenant Portfolio’s assets and liabilities as held for sale as of September 30, 2014. As the sale does not represent a change in strategic direction for the Company and will not have a significant effect on the operations or financial results of the Company, the operating results of the Multi-Tenant Portfolio are not classified as discontinued operations for any periods presented. However, the Company has determined that the Multi-Tenant Portfolio is an individually significant component of the Company. As of December 31, 2013, the Company classified one property as held for sale, which has been presented as discontinued operations on the Company’s consolidated statements of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

The following table summarizes the operating income from continued operations of the Multi-Tenant Portfolio for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$47,511	$—	$119,467	$—
Total expenses	(49,490)	—	(124,069)	—

Income from assets held for sale	$(1,979)	$—	$(4,602)	$—

Loss on assets held for sale(1)	$(262,233)	—	$(262,233)	—

(1)	Loss on assets held for sale includes the write-off of $195.5 million of goodwill allocated to the cost basis of the Multi-Tenant Portfolio.

On September 30, 2014, the Company entered into the Purchase Agreement to sell Cole Capital to RCAP , and, in conjunction with the sale agreement, entered into sub-advisory agreements to provide acquisition and property management services to Cole Capital subsequent to the closing of the transaction. Subsequent to September 30, 2014, the Purchase Agreement and sub-advisory agreements were terminated by RCAP as discussed within Note 24 — Subsequent Events. The Company has included the Cole Capital segment in continuing operations as the sale of Cole Capital is not deemed probable within one year as evidenced by the significant changes to the plan that were made.

Note 23 — Income Taxes

As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS. However, the General Partner, including its TRS, and the Operating Partnership are still subject to certain state and local income taxes in the various jurisdictions in which they operate.

Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a provision for federal and state income taxes of $1.1 million and a benefit of $12.6 million for the three and nine months ended September 30, 2014, respectively, which is included in other income, net in the accompanying consolidated statement of operations. No provision or benefit for income taxes was recognized for the three and nine months ended September 30, 2013 as the Company did not commence operations for Cole Capital until the Cole Acquisition Date. The difference in the benefit from income taxes reflected in the consolidated statements of operations as compared to the benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.

The REI segment recognized state income and franchise tax expense of $2.0 million and $5.9 million during the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2013, respectively, which are included in other income, net in the accompanying consolidated statements of operations.

The Company had no unrecognized tax benefits as of or during the nine months ended September 30, 2014 and 2013. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2010.

Note 24 — Subsequent Events

The following events occurred subsequent to September 30, 2014:

Completion of Acquisition of Assets

The following table presents certain information about the properties that the Company acquired from October 1, 2014 to February 24, 2015 (dollar amounts and square footage in millions):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – September 30, 2014	4,714	113.8	$19,854
Acquisitions, net of disposals (2)	(55)	(10.6)	(1,994)

Total portfolio – February 24, 2015	4,659	103.2	$17,860

(1)	Contract purchase price, excluding acquisition and transaction related costs.
(2)	Includes the sale of the Multi-Tenant Portfolio, consisting of 71 properties.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Executive Leadership Changes and Audit Committee Investigation

On September 30, 2014, the Company issued a press release announcing that, effective October 1, 2014, as previously communicated through its stockholder letters, David S. Kay would become Chief Executive Officer of the Company and Lisa E. Beeson would become the Company’s President. Nicholas S. Schorsch, who had served as the Company’s Chief Executive Officer, would remain the Company’s Executive Chairman.

On October 29, 2014, the Company filed a Current Report on Form 8-K with the SEC disclosing the Company’s conclusion that the previously issued consolidated financial statements and other financial information contained in the Company’s Annual Report for the fiscal year ended December 31, 2013 and the Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2014 and June 30, 2014, and the Company’s earnings releases and other financial communications for these periods, should no longer be relied upon. Results of the investigation are further discussed within Note 2 — Restatement of Previously Issued Consolidated Financial Statements.

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

On December 15, 2014, David S. Kay resigned as Chief Executive Officer (“CEO”) and a director of the Company and as CEO of the OP. Lisa E. Beeson also resigned as President and Chief Operating Officer of the Company and the Partnership. In addition, each of them resigned from any other employment or board positions held with the Company, its subsidiaries and certain Company-related entities (including the non-traded real estate investment trusts sponsored or managed by the Company or its affiliates).

Effective December 15, 2014, William G. Stanley, who had been serving as the Company’s Lead Independent Director, became the Company’s Interim Chief Executive Officer and Interim Chairman of the Company’s board of directors simultaneously resigning from his role as Lead Independent Director. Mr. Stanley will lead the Company until permanent replacements are named. The Compensation Committee of the Company’s board of directors has commenced a search for a new Chief Executive Officer and a new Chairman of the Company’s board of directors.

Unconsummated Sale of Cole Capital to RCAP

On October 1, 2014, the Company announced that it had entered into the Purchase Agreement, pursuant to which RCAP would acquire Cole Capital, the Company’s private capital management business, for at least $700.0 million. As part of the transaction, the Company would be entitled to an earn-out of up to an additional $130.0 million based upon Cole Capital’s 2015 EBITDA.

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

Multi-tenant Shopping Center Portfolio Sale

On October 17, 2014, the Company completed the sale of its Multi-Tenant Portfolio for $1.9 billion to the Joint Venture Blackstone and DDR. Additionally, the Company entered into a letter of intent with an unrelated third party to sell five multi-tenant properties for $52.8 million bringing total sale proceeds to $2.0 billion. The transaction aimed to simplify the Company’s business model, allowing it to focus solely on its single-tenant, net lease investments. The disposition to Blackstone and DDR provided $1.3 billion of net proceeds, of which $1.2 billion were used to reduce the Company’s leverage by paying down the Company’s line of credit. In connection with the sale, $542.8 million of secured mortgage debt was either repaid or assumed by the Purchaser, providing the Company with $1.3 billion in net proceeds and a loss on sale of $261.1 million, which includes the write-off of $195.5 million of goodwill allocated to the cost basis of the Multi-Tenant Portfolio.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Line of Credit, Agreements, and Waivers

The Company has substantial amounts of indebtedness outstanding upon which it relies for funding of future capital needs. As discussed within Note 14 — Credit Facilities, at September 30, 2014, the Credit Facility had commitments of $4.3 billion. As of September 30, 2014, a maximum of $391.0 million was available to the OP for future borrowings, subject to borrowing availability.

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

On December 23, 2014, the Company and the OP, as the borrower, entered into a Consent and Waiver Agreement (the “Consent and Waiver”) with respect to Amended Credit Agreement. The Consent and Waiver, among other things, (i) provided for a further extension regarding the delivery of the Company’s third quarter 2014 financial statements and certain other financial deliverables that the Company agreed to provide under the Amendment, until the earlier of: March 2, 2015; and 45 days following the receipt of a notice of breach or default from the applicable trustee or the requisite percentage of holders under the Company’s and the OP’s respective indentures, (ii) provided an extension from the lenders for the delivery of the Company’s full-year 2014 audited financial statements until the earlier of: the fifth day after the date that the Company files its Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2014; and March 31, 2015, (iii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the Company’s revolving facilities and the elimination of the $25 million swingline facility, (iv) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Amended Credit Agreement by the Company, other than in accordance with the cash flow forecast provided by the Company to the Lenders thereunder, that neither the Company nor the OP would pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (v) provided that the Company would provide additional financial and other information to the Lenders from time to time. In connection with the Amendment and Consent and Waiver, the Company agreed to pay certain customary fees to the consenting Lenders and agreed to reimburse certain customary expenses of the arrangers. On February 20, 2015, we entered into a third consent (the “Third Consent”) to confirm that certain revisions to the required financial deliverables were agreed with the Lenders.

Agreement in Principle with Senior Noteholder Group; Convertible Notes

On January 22, 2015, the Company announced that it had entered into an agreement in principle with an ad hoc group of holders (the “Senior Noteholder Group”), which the Company had been advised then represented a majority of the aggregate principal amounts outstanding of each of the 2.00% senior notes due 2017, the 3.00% senior notes due 2019 and the 4.60% senior notes due 2024, which, in each case, were issued by the OP, of which the Company is the sole general partner, and guaranteed by us under an Indenture, dated February 6, 2014 (the “Indenture”), by and among the OP, U.S. Bank National Association, as trustee, and the guarantors named therein. Pursuant to such agreement, the Senior Noteholder Group agreed not to issue a notice of default, prior to March 3, 2015, for the Company’s failure to timely deliver this quarterly report on Form 10-Q containing financial information required to be included therein in respect of the OP, which is required to be delivered pursuant to the terms of the Indenture. In exchange, the Company agreed to sign a confidentiality agreement with the Senior Noteholder Group’s counsel and pay reasonable and documented fees and out-of-pocket expenses of such counsel up to $300,000. Furthermore, the parties agreed that in the event a notice of default related to our failure to timely deliver such this quarterly report on Form 10-Q is issued by the senior noteholders on or after March 3, 2015, the 60-day cure period set forth in the Indenture will be reduced by one day for each day after January 19, 2015 that such notice of default is given. Such agreement was subsequently definitively documented and a supplement to the Indenture was entered into on February 9, 2015. The agreement was reached after the ad hoc group organized recently and directed counsel to the Senior Noteholder Group to engage in discussions with the Company regarding the terms of a possible resolution in response to our failure to timely deliver such third quarter 2014 financial information regarding the OP.

In addition, the Company announced on January 22, 2015 that it received at its Phoenix, Arizona corporate office notice (the “Notice”) from the trustee under the indentures (the “Convertible Indentures”) governing each of the 3.00% convertible

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

senior notes due 2018 issued by us on July 29, 2013 and the 3.75% convertible senior notes due 2020 issued by the Company on December 10, 2013 (collectively, the “Convertible Notes”) of the Company’s failure to timely deliver our Third Quarter 10-Q, which was required to be delivered pursuant to the terms of the Convertible Indentures. Subsequent to the Company’s announcement, the Company learned that it also received the Notice on January 16, 2015, at an address in New York City that was formerly the Company’s principal place of business. Pursuant to the terms of the Convertible Indentures, the Company has 60 days following its receipt of a notice of default to deliver the required financial statements, after which such failure would become an event of default under each of the Convertible Indentures. The filing of this quarterly report on Form 10-Q will cure such default.

Non-Compliance Associated with the Company’s and the Partnership’s Filings

The federal securities laws require companies subject to the Exchange Act to disclose information on an ongoing basis. These laws include deadlines for public companies based on the category of the filer as well as type of form filed.

The Company is classified as a Large Accelerated Filer. The deadlines associated with our filing category are as follows:

•	The Company’s Annual Report on Form 10-K must be submitted within 60 days of the Company’s fiscal year end; and

•	The Company’s Quarterly Report on Form 10-Q must be submitted within 40 days of the Company’s fiscal quarter end.

•	The Partnership is a non-accelerated filer and its filing deadlines are 90 and 45 days, respectively.

In light of the non-reliance on the Company’s and the Partnership’s financial statements and the ongoing Audit Committee investigation, such deadlines with the SEC were not met with respect to the Company’s or the Partnership’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014.

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

Pursuant to the Letter, the Company was required to submit a plan to NASDAQ to regain compliance with the applicable NASDAQ Listing Rule within 60 days of November 12, 2014. We complied and submitted a plan. After review of the Company’s plan for regaining compliance, NASDAQ granted the Company an extension until April 15, 2015 to deliver our Third Quarter 10-Q and any other delinquent filings to regain compliance with the listing rule.

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

Cole Litigation Matters

The defendants in the consolidated Baltimore Merger Actions, which were filed by Cole stockholders challenging the Cole Merger, mailed a Notice of Pendency of Derivative and Class Action (the “Class Notice”) to the Cole stockholders on October 7, 2014, following the court’s preliminary approval of the parties’ Settlement Stipulation. On December 3, 2014, the parties in the consolidated Baltimore Merger Actions executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Stipulation. A final settlement hearing in the consolidated Baltimore Merger

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Actions was held on December 12, 2014, and on January 13, 2015, the Baltimore Circuit Court issued an order approving the settlement pursuant to the terms of the Amended Stipulation. Two objectors have since filed a notice of appeal of the settlement order. Following court approval of the settlement of the consolidated Baltimore Merger Actions, the Wunsch case was dismissed voluntarily on January 21, 2015.

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

As discussed below, the Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in response to the October 29 8-K, including class action, derivative actions, and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York and Maryland.

Between October 30, 2014 and January 20, 2015, the Company and its current and former officers and directors, among others, were named as defendants in ten putative securities class action complaints in the United States District Court for the Southern District of New York (the “SDNY Actions”): Ciraulu v. American Realty Capital, Inc., et al., No. 14-cv-8659 (AKH); Priever v. American Realty Capital Properties, Inc., et al., No. 14-cv-8668 (AKH); Rubinstein v. American Realty Capital Properties, Inc., et al., No. 14-cv-8669 (AKH); Patton v. American Realty Capital Properties, Inc., et al., No. 14-cv-8671 (AKH); Edwards v. American Realty Capital Properties, Inc., et al., No. 14-cv-8721 (AKH); Harris v. American Realty Capital Properties, Inc., et al., No. 14-cv-8740 (AKH); Abadi v. American Realty Capital Properties, Inc., et al., No. 14-cv-9006 (AKH); City of Tampa General Employees Retirement Fund v. American Realty Capital Properties, Inc., et al., No. 14-cv-10134 (AKH); Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH); and New York City Employees Retirement System v. American Realty Capital Properties, Inc., et al., No. 15-cv-0422 (AKH). At a February 10, 2015 status conference, the court consolidated the SDNY Actions, appointed a lead plaintiff, and set a deadline of April 10, 2015 for the defendants to respond to the consolidated class action complaint, namely, the complaint filed in Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH). The consolidated class action complaint asserts claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The proposed class period runs from May 6, 2013 to October 29, 2014.

In addition, on November 25, 2014, the Company and certain of its current and former officers and directors were named as defendants in a putative securities class action filed in the Circuit Court for Baltimore County, Maryland, captioned Wunsch v. American Realty Capital Properties, Inc., et al., No. 03-C-14-012816 (the “Maryland Securities Action,” and together with the SDNY Actions, the “Securities Actions”). On December 23, 2014, the Company removed the Maryland Securities Action to the United States District Court for the District of Maryland (Northern Division), under the caption Wunsch v. American Realty Capital Properties, Inc., et al., No. 14-cv-4007 (ELH), and seeks to transfer the action to the United States District Court for the Southern District of New York. The Maryland Securities Action asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements made in connection with the Company’s securities issued in connection with the Cole Merger. The Company is not yet required to respond to this complaint.

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited) – (Continued)

Schorsch, et al., No. 15-cv-644 (AKH); and The Joel and Robin Staadecker Living Trust v. Schorsch, et al., No. 15-cv-768 (AKH). In addition, between December 30, 2014 and January 16, 2015, the Company and certain of its current and former officers and directors were named as defendants in two shareholder derivative actions filed in the Circuit Court for Baltimore City, Maryland (the “Maryland Derivative Actions”): Meloche v. Schorsch, et al., No. 24-C-14-008210 and Botifoll v. Schorsch, et al., No. 24-C-15-000245. In addition, on January 29, 2015, the Company and certain of its current directors, amongst others, were named as defendants in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Fran Kosky Roth IRA v. Rendell, et al., No. 15-650269 (the “New York Derivative Action,” and together with the SDNY Derivative Actions and the Maryland Derivative Actions, the “Derivative Actions”). On February 9, 2015 and February 20, 2015, three plaintiffs who filed SDNY Derivative Actions—Appolito, Hopkins and The Joel and Robin Staadecker Living Trust—voluntarily dismissed their actions without prejudice. The Derivative Actions seek money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the Securities Actions and negligence and breach of contract. At a February 10, 2015 status conference, the court consolidated the SDNY Derivative Actions and directed the plaintiffs to file a consolidated amended complaint by March 10, 2015. The court set a deadline of April 3 for the defendants to respond to the consolidated complaint. On February 18, 2015, the parties to the New York Derivative Action entered into a stipulation setting a deadline of April 20, 2015 for the Company and defendants to respond to the complaint in that action. The Company and defendants are not yet required to respond to the complaints in the Maryland Derivative Actions.

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

On January 7, 2015, Ms. McAlister also filed a complaint, No. 2-4173-15-016, with the Occupational Safety and Health Administration of the United States Department of Labor. The complaint sought, among other things, compensatory and punitive damages and asserted claims for wrongful termination of employment for allegedly reporting concerns relating to alleged improper accounting practices by the Company. Ms. McAlister has withdrawn the complaint without prejudice.

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

On February 20, 2015, the Company, certain of its current and former directors and officers, and ARC Properties Operating Partnership L.P. (and others) were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291 (the “Twin Securities Action”). The Twin Securities Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 14(a), 18, and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. The Company and defendants are not yet required to respond to the complaint in the Twin Securities Action.

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

Restatement and Recast

As discussed in the explanatory note to this Form 10-Q and Note 2 — Restatement of Previously Issued Consolidated Financial Statements to the consolidated financial statements, we are restating our consolidated financial statements and related disclosures for the three and nine months ended September 30, 2013 and the year ended December 31, 2013. In addition, on January 3, 2014, we acquired American Realty Capital Trust IV, Inc. (“ARCT IV”). We and ARCT IV, from inception to January 3, 2014, were considered to be entities under common control because the entities’ advisors were wholly-owned subsidiaries of ARC. The entities’ advisors and ultimately ARC were determined to have a significant economic interest in both companies, in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. Accordingly, the 2013 financial statements have been recast in applying the carryover basis of accounting to include ARCT IV. The following discussion and analysis of our financial condition and results of operations is based on the restated and recasted amounts.

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

Our business operates in two business segments, Real Estate Investment (“REI”) and our private capital management business, Cole Capital (“Cole Capital”). Through our REI segment, we acquire, own and operate single-tenant, freestanding commercial real estate properties, primarily subject to net leases with high credit quality tenants. We focus on investing in properties that are net leased to credit tenants, which are generally large public companies with investment-grade ratings and other creditworthy tenants. Our long-term business strategy is to continue to acquire a diverse portfolio consisting of approximately 70% long-term leases and 30% medium-term leases, with an average remaining lease term of 10 to 12 years. We seek to acquire granular, self originated single-tenant net lease assets, which may be purchased through sale-leaseback transactions, small portfolios and built-to-suit opportunities, to the extent they are appropriate in terms of capitalization rate and scale. We expect this investment strategy to provide for stable income from credit tenants and to provide for growth opportunities from re-leasing of current below market leases. We have advanced our investment objectives by growing our net lease portfolio through strategic mergers and acquisitions.

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

As of September 30, 2014, we owned 4,714 properties consisting of 113.8 million square feet, which were 99.2% leased with a weighted average remaining lease term of 11.5 years. In constructing our portfolio, we are committed to diversification by industry, tenant and geography. As of September 30, 2014, rental revenues derived from investment-grade tenants and tenants affiliated with investment-grade entities as determined by a major rating agency approximated 45% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our REI revenue from investment grade tenants as we further acquire properties and enter into, or assume, lease arrangements.

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

Also in connection with the ARCT III Merger, we entered into an agreement with ARC and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates and pay certain merger related fees. See Note 20 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

CapLease, Inc. Merger

On May 28, 2013, we entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease, Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”). The CapLease Merger was consummated on November 5, 2013.

American Realty Capital Trust IV, Inc. Merger

On July 1, 2013, we entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with ARCT IV, and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The ARCT IV Merger was consummated on January 3, 2014.

Fortress Portfolio Acquisition

On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million. Of the 196 properties, 120 properties were allocated to and assigned by us. On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During the nine months ended September 30, 2014, we closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.8 million, exclusive of closing costs.

Inland Portfolio Acquisition

On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of approximately $2.3 billion. Of the 67 companies, the equity interests of 10 companies (the “Inland Portfolio”) were acquired, in total, by us from Inland for a purchase price of approximately $501.0 million. The Inland Portfolio is comprised of 33 properties. As of September 30, 2014, we had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company will not close on the remaining one property.

Cole Real Estate Investments, Inc. Merger

On October 22, 2013, we entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a Maryland corporation, and a wholly owned subsidiary of the Company. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of ours. The Cole Merger was consummated on February 7, 2014.

Cole Credit Property Trust, Inc. Merger

On March 17, 2014, we entered into an Agreement and Plan of Merger (the “CCPT Merger Agreement”) with Cole Credit Property Trust, Inc., a Maryland corporation (“CCPT”). The CCPT Merger Agreement provided for the merger of CCPT with and into a wholly owned subsidiary of the Company. The CCPT Merger was consummated on May 19, 2014.

Red Lobster Portfolio Acquisition

On May 15, 2014, we entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants from a third party. The transaction is structured as a sale-leaseback in which we will purchase and immediately lease the portfolio back to the third party pursuant to the terms of multiple master leases. The overall sale-leaseback transaction consisted of 522 Red Lobster® restaurants and 20 other branded restaurant properties for a purchase price of $1.7 billion. The Company closed the Red Lobster Portfolio acquisition in the third quarter of 2014.

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

REI Segment

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, including consolidated joint ventures, as of September 30, 2014 and 2013:

	September 30,
	2014	2013
Number of commercial properties (1)	4,714	2,420
Approximate rentable square feet (in millions) (2)	113.8	29.5
Percentage of rentable square feet leased	99.2%	100.0%

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.
(2)	Includes square feet of the buildings on land that are subject to ground leases.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Total Real Estate Investment Revenue

REI revenue increased $302.1 million to $397.3 million for the three months ended September 30, 2014, compared to $95.3 million for the three months ended September 30, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 92% and 94% of total REI revenue during the three months ended September 30, 2014 and 2013, respectively.

Rental Income

Rental income increased $276.0 million to $365.7 million for the three months ended September 30, 2014, compared to $89.7 million for the three months ended September 30, 2013. The increase was primarily due to our net acquisition of 2,283 properties (which excludes 41 properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to September 30, 2013.

Direct Financing Lease Income

Direct financing lease income decreased $0.6 million to $0.6 million for the three months ended September 30, 2014 compared with direct financing income of $1.2 million during the three months ended September 30, 2013. The decrease is due to the disposition and lease expiration on several properties, in addition to the monthly decrease in interest income recognized over the life of the leases.

Operating Expense Reimbursements

Operating expense reimbursements increased by $26.7 million to $31.0 million for the three months ended September 30, 2014 compared to $4.3 million for the three months ended September 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per the respective lease. The operating expense reimbursements increase was driven by our net acquisition of 2,283 properties subsequent to September 30, 2013.

We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” Cash same store rents on the 1,751 properties held for the full period in each of the three months ended September 30, 2014 and 2013 increased $0.6 million, or 0.7%, to $76.0 million compared to $75.4 million for the three months ended September 30, 2013, respectively. Same store annualized average rental income per square foot was $12.01 at September 30, 2014 compared to $11.93 at September 30, 2013. Both cash and annualized average same store rents increases are due to contractual rent increases as well as lease renewals with increased contractual rents.

Acquisition Related Expenses

Acquisition related expenses decreased $13.0 million to $14.0 million for the three months ended September 30, 2014, compared to $26.9 million for the three months ended September 30, 2013. Acquisition costs primarily consisted of legal costs, deed transfer costs and other costs related to granular and portfolio real estate purchase transactions as well as contingent consideration expenses. Acquisition costs for the three months ended September 30, 2014 primarily related to the Red Lobster Portfolio acquisition as well as increased granular acquisitions over the prior year comparable period. In addition to the costs above, during the three months ended September 30, 2013, we paid acquisition fees to the Former Manager for acquisitions by ARCT IV. In conjunction with the ARCT IV Merger, it was agreed that the Former Manager would no longer charge acquisition fees.

Merger and Other Non-routine Transaction Related Expenses

Costs related to various mergers, as well as other non-routine transaction costs increased $3.3 million to $7.6 million for the three months ended September 30, 2014, compared to $4.3 million for the three months ended September 30, 2013. Merger and other non-routine transaction costs incurred for the three months ended September 30, 2014 primarily related to the pending sales of the Company’s multi-tenant shopping center portfolio and Cole Capital operating segment. During the three months ended September 30, 2013, merger and other non-routine transaction costs primarily related to the ARCT IV Merger.

Property Operating Expenses

Property operating expenses increased $35.5 million to $41.0 million for the three months ended September 30, 2014, compared to $5.4 million for the three months ended September 30, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the net acquisition of 2,283 rental income-producing properties subsequent to September 30, 2013.

General and Administrative Expenses

General and administrative expenses increased $5.1 million to $14.9 million for the three months ended September 30, 2014, compared to $9.9 million for the three months ended September 30, 2013. The increase in general and administrative expenses was driven by an increase in professional fees and other various expenses related to becoming self-managed on January 8, 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $177.9 million to $240.1 million for the three months ended September 30, 2014, compared to $62.1 million for the three months ended September 30, 2013. The increase in depreciation and amortization was primarily driven by our net acquisition of 2,283 properties subsequent to September 30, 2013.

Impairment of Real Estate

During the three months ended September 30, 2014, we recorded an impairment on real estate of $2.3 million related to five properties. During the three months ended September 30, 2013, we recorded an impairment on real estate of $2.1 million related to one property. Refer to Note 11 — Fair Value of Financial Instruments to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, Net

Interest expense, net increased $74.4 million to $101.6 million for the three months ended September 30, 2014, compared to $27.2 million during the three months ended September 30, 2013. The increase in interest expense was due to an increase in the average debt balance of $11.9 billion for the three months ended September 30, 2014 compared to $834.4 million for the three months ended September 30, 2013. The increase in the average debt balance was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions, the issuance of the corporate bonds and the increased draws on the credit facilities. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended September 30, 2014 and 2013 was 3.43% and 3.79%, respectively.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt for the three months ended September 30, 2014 was $5.4 million, which primarily relates to prepayment fees of $3.1 million related to the defeasance of mortgage notes payable, as well as fees on other corporate debt extinguished. There was no loss on extinguishment of debt recorded for the three months ended September 30, 2013.

Other Income (Expense), Net

Other income increased $8.4 million to $8.5 million for the three months ended September 30, 2014, compared to $136,000 for the three months ended September 30, 2013. Other income primarily consisted of other non-rental related income of $3.3 million and interest income on CMBS securities of $3.1 million for the three months ended September 30, 2014. During the three months ended September 30, 2013, we recorded $44,000 in income from investments.

Gain (Loss) on Derivative Instruments, Net

Loss on derivative instruments for the three months ended September 30, 2014 was $17.5 million, which primarily related to a loss of $18.8 million recorded for settlement of the Series D embedded derivative in conjunction with the redemption of the Series D Preferred Stock. We recorded a loss on derivative instruments of $38.7 million during the three months ended September 30, 2013 that resulted from marking our derivate instruments to fair value.

Loss on Held for Sale Assets and Disposition of Properties, Net

Loss on held for sale assets and disposition of properties for the three months ended September 30, 2014 was $256.9 million, which consisted of a loss of $260.5 million related to our assets held for sale as of September 30, 2014. This loss was offset by an aggregate gain of $3.6 million related to the disposition of five single-tenant properties. The loss on held for sale assets and dispositions of properties, net, includes the write-off of $196.6 million of goodwill allocated to the cost basis of the properties that were disposed of or classified as held for sale during the three months ended September 30, 2014. There were no dispositions of properties during the three months ended September 30, 2013.

Gain on Sale of Investments

Gain on sale of investments increased $8.6 million to $6.4 million for the three months ended September 30, 2014, compared to a loss of $2.2 million recorded during the three months ended September 30, 2013. The increase of $8.6 million primarily relates to a gain of $6.2 million recorded in connection with the sale of the 15 CMBS we had acquired in the Cole merger, compared to a loss of $2.2 million recorded in connection with a sale of investments in redeemable preferred stock, common stock and senior notes.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Total Real Estate Investment Revenue

REI revenue increased by approximately $807.0 million to $1.0 billion for the nine months ended September 30, 2014, compared to $193.0 million for the nine months ended September 30, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 92% and 95% of total REI revenue during the nine months ended September 30, 2014 and 2013, respectively.

Rental Income

Rental income increased $741.3 million to $924.6 million for the nine months ended September 30, 2014, compared to $183.3 million for the nine months ended September 30, 2013. The increase was primarily due to our net acquisition of 2,283 properties (which excludes properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to September 30, 2013.

Direct Financing Lease Income

Direct financing lease income of $2.8 million was recognized for the nine months ended September 30, 2014, an increase of $1.6 million from $1.2 million for the nine months ended September 30, 2013. Direct financing lease income was primarily driven by our net acquisition of 41 properties comprised of $57.4 million of net investments subject to direct financing leases acquired at the end of or subsequent to the third quarter of 2013.

Operating Expense Reimbursements

Operating expense reimbursements increased by $73.2 million to $81.7 million for the nine months ended September 30, 2014 compared to $8.5 million for the nine months ended September 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements increases were driven by our net acquisition of 2,283 properties subsequent to September 30, 2013.

We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” Cash same store rents on the 701 properties held for the full period in each of the nine months ended September 30, 2014 and 2013 increased $0.6 million, or 0.6%, to $110.1 million compared to $109.5 million for the nine months ended September 30, 2013, respectively. Same store annualized average rental income per square foot was $13.96 at September 30, 2014 compared to $13.88 at September 30, 2013. Both cash and annualized average same store rents increases are due to contractual rent increases as well as lease renewals with increased contractual rents.

Acquisition Related Expenses

Acquisition related expenses decreased $39.9 million to $34.6 million for the nine months ended September 30, 2014, compared to $74.5 million for the nine months ended September 30, 2013. Acquisition costs primarily consisted of legal costs, deed transfer costs and other costs related to granular and portfolio real estate purchase transactions as well as contingent consideration expenses. Acquisition costs for the nine months ended September 30, 2014 related to the Red Lobster Portfolio, Inland Portfolio and Fortress Portfolio acquisitions, as well as granular acquisitions. In addition to the costs above, during the three months ended September 30, 2013, we paid acquisition fees to the Former Manager for acquisitions by ARCT IV. In conjunction with the ARCT IV Merger, it was agreed that the Former Manager would no longer charge acquisition fees.

Merger and Other Non-routine Transaction Related Expenses

Costs related to various mergers, as well as other non-routine transaction costs increased $39.7 million to $173.4 million for the nine months ended September 30, 2014, compared to $133.7 million for the nine months ended September 30, 2013. Upon the consummation of the ARCT IV Merger, an affiliate of ARCT IV received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the nine months ended September 30, 2014, $78.2 million was recorded for this fee. We issued 6.7 million OP Units to the affiliate as compensation for this fee. In addition, merger and other non-routine transaction related expenses consisted of expenses related to the corporate bond issuance and internalization as well as professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into and completing the Cole Merger and CCPT Merger, as well as expenses related to the corporate bond issuance and becoming self-managed. The related mergers during September 2013 were with ARCT III and ARCT IV.

Property Operating Expenses

Property operating expenses increased $98.9 million to $110.0 million for the nine months ended September 30, 2014, compared to $11.1 million for the nine months ended September 30, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the acquisition of 2,283 rental income-producing properties subsequent to September 30, 2013.

General and Administrative Expenses

General and administrative expenses increased $44.7 million to $68.6 million for the nine months ended September 30, 2014, compared to $23.9 million for the nine months ended September 30, 2013. The increase in general and administrative expense is primarily related to an increase in equity-based compensation of $12.3 million. In addition, we have incurred increased expenses in professional fees and other various expenses related to becoming self-managed on January 8, 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $503.0 million to $625.5 million for the nine months ended September 30, 2014, compared to $122.5 million for the nine months ended September 30, 2013. The increase in depreciation and amortization was driven by our net acquisition of 2,283 properties subsequent to September 30, 2013.

Impairment of Real Estate

During the nine months ended September 30, 2014, we recorded an impairment on real estate of $3.9 million related to nine properties. During the nine months ended September 30, 2013, we recorded an impairment on real estate of $2.1 million related to one property. Refer to Note 11 — Fair Value of Financial Instruments to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, Net

Interest expense increased $281.1 million to $326.5 million for the nine months ended September 30, 2014, compared to $45.4 million during the nine months ended September 30, 2013. The increase in interest expense was due to an increase in the average debt balance of $10.7 billion for the nine months ended September 30, 2014 compared to $780.3 million for the nine months ended September 30, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions, the issuance of the corporate bonds and the increased draws on the credit facilities. Additionally, we recorded $32.6 million in interest expense as amortization of deferred financing costs associated with the termination of the Barclays Facility. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the nine months ended September 30, 2014 and 2013 was 3.61% and 4.08%, respectively.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt for the nine months ended September 30, 2014 was $21.3 million, which is comprised of $35.9 million of prepayment fees related to the defeasance of mortgage notes payable and other corporate debt, partially offset by the write-off of $14.6 million of net premiums and discounts associated with the debt. There was no loss on extinguishment of debt recorded for the nine months ended September 30, 2013.

Other Income (Expense), Net

Other income increased $14.1 million to $16.8 million for the nine months ended September 30, 2014, compared to income of $2.7 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014 we recorded $0.2 million in income from investments and $3.7 million in other income, which was offset by $3.9 million in state and franchise tax expense. During the nine months ended September 30, 2013, we recorded $1.3 million in income from investments.

Gain (Loss) on Derivative Instruments, Net

Loss on derivative instruments for the nine months ended September 30, 2014 was $10.4 million, which primarily related to a loss of $13.6 million recorded on the Series D embedded derivative, which was settled in conjunction with the redemption of the Series D Preferred Stock. We recorded a loss on derivative instruments of $69.8 million during the nine months ended September 30, 2013 that resulted from marking our derivate instruments to fair value.

Loss on Held for Sale Assets and Disposition of Properties, Net

Loss on held for sale assets and disposition of properties for the nine months ended September 30, 2014 was $275.8 million, which consisted of a loss of $262.2 million related to our assets held for sale as of September 30, 2014, in addition to an aggregate loss on disposition of $13.5 million related to the disposition of 29 single-tenant properties and one multi-tenant property. The loss on held for sale assets and dispositions of properties, net, includes the write-off of $209.3 million of goodwill allocated to the cost basis of the properties that were disposed of or classified as held for sale during the nine months ended September 30, 2014. There were no dispositions of properties during the nine months ended September 30, 2013.

Gain on Sale of Investments

Gain on sale of investments increased $8.2 million to a gain of $6.4 million during the nine months ended September 30, 2014, compared to a loss of $1.8 million for the nine months ended September 30, 2013. We recorded a gain of $6.2 million in connection with the sale of the 15 CMBS the Company had acquired in the Cole merger during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we recorded a loss of $1.8 million in connection with a sale of investments in redeemable preferred stock, common stock and senior notes.

Cole Capital

Effective February 7, 2014, we consummated the Cole Merger and acquired Cole Capital. As we did not commence operations for Cole Capital until February 7, 2014, comparative financial data is not presented for the three and nine months ended September 30, 2013.

Three Months Ended September 30, 2014

Cole Capital Revenue

Cole Capital revenue for the three months ended September 30, 2014 was $59.8 million. Cole Capital revenue primarily consisted of transaction services revenue of $23.0 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. In addition, we recorded management fees and reimbursements of $15.3 million, which consisted of advisory fees and asset and property management fees of $11.6 million from certain Managed REITs and other programs sponsored by us and reimbursements of $3.7 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.

General and Administrative Expenses

General and administrative expenses were $17.3 million for the three months ended September 30, 2014, which primarily consisted of employee compensation and benefits expense of $11.5 million. The remaining general and administrative expenses include insurance, legal, accounting and professional fees and other operating costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.1 million for the three months ended September 30, 2014, which primarily consisted of amortization related to the intangible assets acquired in connection with the Cole Merger of $24.3 million. Depreciation and amortization expenses also includes depreciation and amortization related to leasehold improvements and property and equipment.

Other Income (Loss)

Other loss for the three months ended September 30, 2014 was $1.0 million, which primarily consisted of a loss from income taxes of $1.1 million related to our TRS offset by $0.1 million of non-rental income. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.

Nine Months Ended September 30, 2014

Cole Capital Revenue

Cole Capital revenue for the nine months ended September 30, 2014 was $151.3 million. Cole Capital revenue primarily consisted of transaction services revenue of $41.9 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $35.4 million, which consisted of advisory fees and asset and property management fees of $27.6 million from certain Managed REITs and other programs sponsored by us and reimbursements of $7.8 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.

General and Administrative Expenses

General and administrative expenses were $60.1 million for the nine months ended September 30, 2014, which primarily consisted of employee compensation and benefits expense of $29.6 million. The remaining general and administrative expenses include insurance, legal, accounting and professional fees and other operating costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $64.2 million for the nine months ended September 30, 2014, which primarily consisted of amortization related to the intangible assets acquired in connection with the Cole Merger of $62.3 million. Depreciation and amortization expenses also includes depreciation and amortization related to leasehold improvements and property and equipment.

Other Income

Other income for the nine months ended September 30, 2014 was $12.9 million, which primarily consisted of a benefit from income taxes recorded of $12.6 million related to our TRS. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.

Liquidity and Capital Resources

In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Our cash needs are intended to be provided by cash flow from operations. If we are unable to satisfy our operating costs with our cash flow from operations, we intend to use borrowings on our line of credit and proceeds from issuances of equity or debt securities to cover such obligations, as necessary. A significant portion of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, including our “at the market” equity offering program (“ATM”), proceeds from the sale of properties and undistributed funds from operations.

As of September 30, 2014, we had $145.3 million of cash and cash equivalents.

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

As discussed in the Explanatory Note to this Form 10-Q/A, the investigation conducted by the Audit Committee concluded that the Company erroneously calculated AFFO and/or AFFO per share for the three and nine months ended September 30, 2013 due to errors in reflecting non-controlling interests. We are now presenting the restated FFO and AFFO using two methods: 1) we calculate FFO and AFFO on a gross basis, whereby we start with net income attributable to both the stockholders and the non-controlling interest holders, and then adjust net income by the gross reported amounts of the items being adjusted (“Gross Method”); and 2) we calculate FFO and AFFO on a net basis, whereby we start with net income attributable only to the stockholders, and adjust net income by only the stockholders’ portion of the applicable items (“Net Method”). For presentation of the Net Method, the company has included the gross amounts of each adjustment on their respective line items and adjusted for the proportionate share which is attributable to non-controlling interest on a separate line item within FFO and AFFO.

The calculation of AFFO per share follows the same logic. Under the Gross Method, AFFO is divided by a share number that takes into account the dilutive effect of units held by the non-controlling interest holders; Under the Net Method, AFFO is divided by a share number that reflects only the dilutive effects of common shares.

The tables below reflect the two methods of calculating FFO and AFFO for the three and nine months ended September 30, 2014 and 2013 (in thousands).

The below table reflects the items deducted or added to net loss in our calculation of FFO and AFFO for the three and nine months ended September 30, 2014 and 2013 (in thousands except share and per share data).

Net Method

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Corrected)	2014	2013 (As Corrected)
Net loss attributable to the Company	$(280,398)	$(80,201)	$(626,562)	$(293,684)
Dividends on non-convertible preferred stock	(17,974)	—	(53,121)	—

Adjusted net loss	(298,372)	(80,201)	(679,683)	(293,684)
Loss on held for sale assets and disposition of properties, net [a]	256,894	—	275,768	—
Depreciation and amortization of real estate assets [a]	240,046	62,136	625,447	122,656
Impairment of real estate [a]	2,299	2,074	3,855	2,074
Proportionate share of adjustments for unconsolidated entities [a]	2,580	—	6,497	—
Proportionate share of adjustments for non-controlling interests (1)	(12,590)	(2,285)	(27,073)	(4,563)

FFO attributable to the Company	190,587	(18,276)	204,811	(173,517)

Acquisition related [b]	13,998	26,948	34,616	74,541
Merger and other non-routine transactions [b]	7,632	4,301	175,352	133,734
Litigation insurance proceeds [b]	(3,275)	—	(3,275)	—
Gain (loss) on sale of investments [b]	(6,357)	2,246	(6,357)	1,795
Loss on derivative instruments, net [b]	17,484	38,651	10,398	69,830
Interest on convertible obligation to preferred investors [b]	—	6,519	—	8,149
Amortization of premiums and discounts on debt and investments [b]	(8,106)	347	(17,910)	347
Amortization of above- and below-market lease assets and liabilities, net [b]	1,934	68	4,425	204
Net direct financing lease adjustments [b]	620	149	1,147	149
Amortization and write off of deferred financing costs [b]	12,486	4,267	68,447	8,365
Interest premium on settlement of convertible obligation to preferred investors [b]	—	4,827	—	4,827
Amortization of intangible assets b (2)	24,288	—	62,304	—
Extinguishment of debt, net [b]	5,396	—	21,264	—
Straight-line rent [b]	(24,871)	(4,235)	(49,804)	(8,811)
Non-cash equity compensation expense b (2)	5,541	7,190	32,805	13,981
Other amortization and non-cash charges b (2)	713	11	1,832	34
Proportionate share of adjustments for unconsolidated entities [b]	1,268	—	2,050	—
Proportionate share of adjustments for non-controlling interests (3)	(1,321)	(3,010)	(14,897)	(7,849)

AFFO attributable to the Company	$238,287	$70,003	$527,208	$125,779

Weighted-average shares outstanding - basic	902,096,102	221,707,920	756,289,984	196,254,575
Effect of dilutive securities	20,264,997	29,384,878	24,733,449	13,153,032

Weighted-average shares outstanding - diluted (4)	922,361,099	251,092,798	781,023,433	209,407,607

AFFO attributable to the Company per dilutive share	$0.26	$0.28	$0.68	$0.60

(1)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(2)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(3)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(4)	Weighted-average shares for all periods presented excludes the effect of the convertible debt as the effect would be antidilutive.

Gross Method

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (As Corrected)	2014	2013 (As Corrected)
Net loss	$(288,047)	$(83,354)	$(650,485)	$(301,566)
Dividends on Series F Preferred Stock	(17,974)	—	(53,121)	—

Adjusted net loss	(306,021)	(83,354)	(703,606)	(301,566)
Loss on held for sale assets and disposition of properties, net	256,894	—	275,768	—
Depreciation and amortization of real estate assets	240,046	62,136	625,447	122,656
Impairment of real estate	2,299	2,074	3,855	2,074
Proportionate share of adjustments for unconsolidated entities	2,580	—	6,497	—

FFO	195,798	(19,144)	207,961	(176,836)

Acquisition related	13,998	26,948	34,616	74,541
Merger and other non-routine transactions	7,632	4,301	175,352	133,734
Litigation insurance proceeds	(3,275)	—	(3,275)	—
Gain (loss) on sale of investments	(6,357)	2,246	(6,357)	1,795
Loss on derivative instruments, net	17,484	38,651	10,398	69,830
Interest on convertible obligation to preferred investors	—	6,519	—	8,149
Amortization of premiums and discounts on debt and investments	(8,106)	347	(17,910)	347
Amortization of above- and below-market lease assets and liabilities, net	1,934	68	4,425	204
Net direct financing lease adjustments	620	149	1,147	149
Amortization and write-off of deferred financing costs	12,486	4,267	68,447	8,363
Interest premium on settlement of convertible obligation to preferred investors	—	4,827	—	4,827
Amortization of intangible assets (1)	24,288	—	62,304	—
Extinguishment of debt, net	5,396	—	21,264	—
Straight-line rent	(24,871)	(4,235)	(49,804)	(8,811)
Non-cash equity compensation expense (1)	5,541	7,190	32,805	13,981
Other amortization and non-cash charges (1)	713	11	1,832	34
Proportionate share of adjustments for unconsolidated entities	1,268	—	2,050	—

AFFO	$244,549	$72,145	$545,255	$130,307

Weighted-average shares outstanding - basic	902,096,102	221,707,920	756,289,984	196,254,575
Effect of dilutive securities	44,970,255	39,359,194	49,555,790	21,217,094

Weighted-average shares outstanding - diluted (2)	947,066,357	261,067,114	805,845,774	217,471,669

AFFO per dilutive share	$0.26	$0.28	$0.68	$0.60

(1)	Equity compensation expenses, amortization of intangible assets and other amortization and non-cash charges are expenses generally incurred by Cole Capital. The AFFO adjustments do not include tax impacts. The Company’s effective tax rate is 38%.
(2)	Weighted-average shares for all periods presented excludes the effect of the convertible debt as the effect would be antidilutive.

The following tables present the combined impact of all changes to the applicable line items in the Company’s previously issued FFO and AFFO presentations using the Net Method for three and nine months ended September 30, 2013 (amounts in thousands):

	Three Months Ended September 30, 2013
	As Previously Reported	ARCT IV Recast (1)	Methodology Adjustments (2)		Error Corrections (3)	As Corrected
Net loss attributable to the Company	$(59,063)	$(23,653)	$—		$2,515	$(80,201)
Depreciation and amortization of real estate assets [a]	39,382	22,645	—		109	62,136
Impairment of real estate [a]		—	—		2,074	2,074
Proportionate share of adjustments for non-controlling interests (4)	—	—	(2,345)		60	(2,285)

FFO attributable to the Company	(19,681)	(1,008)	(2,345)		4,758	(18,276)

Acquisition related [b]	1,235	25,713	—		—	26,948
Merger and other non-routine transactions [b]	3,791	2,122	—		(1,612)	4,301
Gain on investment securities [b]	—	2,246	—		—	2,246
Loss on contingent value rights	38,542	—	(38,542	) (6)	—	—
Loss on derivative instruments, net [b]	99	10	38,542	(6)	—	38,651
Amortization of premiums and discounts on debt and investments [b]	—	—	347	(7)	—	347
Interest on convertible obligation to preferred investments [b]	7,266	—	—		(747)	6,519
Interest on convertible debt [b]	1,554	—	(1,554	) (8)	—	—
Amortization of above-market and below-market lease assets and liabilities, net [b]	63	5	—		—	68
Net direct financing lease adjustments [b]		—	149	(9)	—	149
Amortization of deferred financing costs [b]	3,505	762	—		—	4,267
Interest premium on settlement of convertible obligation to preferred investors [b]	5,174	—	(347	) (7)	—	4,827
Straight-line rent [b]	(2,063)	(2,134)	(38	) (10)	—	(4,235)
Non-cash equity compensation expense b (5)		—	11	(9)	—	11
Other amortization and non-cash charges [b]	7,180	10	—		—	7,190
Proportionate share of adjustments for non-controlling interests (5)	—	—	(3,161)		151	(3,010)

AFFO attributable to the Company	$46,665	$27,726	$(6,938)		$2,550	$70,003

(1)	The adjustments in this column reflect the carryover basis of accounting of ARCT IV.
(2)	The adjustments in this column reflect the “Net Method” for adjusting for non-controlling interests and certain other methodology adjustments.
(3)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Reported Financial Information to the consolidated financial statements for further explanation on adjustments.
(4)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(5)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(6)	Reports loss on contingent value rights with loss on derivatives to align presentation with the income statement.
(7)	Reports amortization of premiums and discounts on own line item to align with current presentation.
(8)	As of September 30, 2013, the effect of the convertible debt was antidilutive and therefore was not included in the diluted weighted average shares. As such, the add back for interest on the debt has been removed.
(9)	In reviewing its AFFO methodology, the Company has determined that it is appropriate to include certain adjustments that were not included in the original AFFO calculation. These adjustments include $149,000 for net direct financing lease adjustments and $11,000 for straight line rent expense.
(10)	The original Filing presented this line item net of the proportionate share for non-controlling interest. A “gross up” adjustment has been made to include the amount attributable to non-controlling interest in order to show all proportionate adjustments for non-controlling interests on one line item called “Proportionate share of adjustments for non-controlling interest.”

	Nine Months Ended September 30, 2013
	As Previously Reported	ARCT IV Recast (1)	Methodology Adjustments (2)		Error Corrections (3)	As Corrected
Net loss attributable to the Company	$(248,676)	$(47,136)	$—		$2,128	$(293,684)
Gain on held for sale asset [a]	(14)	—	—		14	—
Depreciation and amortization of real estate assets [a]	92,211	30,208	—		237	122,656
Impairment of real estate [a]	—	—	—		2,074	2,074
Proportionate share of adjustments for non-controlling interests (4)	—	—	(4,823)		260	(4,563)

FFO attributable to the Company	(156,479)	(16,928)	(4,823)		4,713	(173,517)

Acquisition related [b]	21,961	52,603	—		(23)	74,541
Merger and other non-routine transactions [b]	146,240	3,835	—		(16,341)	133,734
Gain on investment securities [b]	(451)	2,246	—		—	1,795
Loss on contingent value rights	69,676	—	(69,676	) (6)	—	—
Loss on derivative instruments, net [b]	144	10	69,676	(6)	—	69,830
Amortization of premiums and discounts on debt and investments [b]	—	—	347	(7)	—	347
Interest on convertible obligation to preferred investments [b]	8,896	—	—		(747)	8,149
Interest on convertible debt [b]	1,554	—	(1,554	) (8)	—	—
Amortization of above-market and below-market lease assets and liabilities, net [b]	189	15	—		—	204
Net direct financing lease adjustments [b]		—	149	(9)	—	149
Amortization of deferred financing costs [b]	6,914	865	—		586	8,365
Interest premium on settlement of convertible obligation to preferred investors [b]	5,174	—	(347	) (7)	—	4,827
Straight-line rent [b]	(5,038)	(3,727)	(46	) (10)	—	(8,811)
Non-cash equity compensation expense b (5)	—	—	34	(9)	—	34
Other amortization and non-cash charges [b]	11,510	19	—		2,452	13,981
Proportionate share of adjustments for non-controlling interests (5)	—	—	(12,712)		4,863	(7,849)

AFFO attributable to the Company	$110,290	$38,938	$(18,952)		$(4,497)	$125,779

(1)	The adjustments in this column reflect the carryover basis of accounting of ARCT IV.
(2)	The adjustments in this column reflect the “Net Method” for adjusting for non-controlling interests and certain other methodology adjustments.
(3)	The adjustments in this column reflect the restatement. See Note 2 — Restatement of Previously Reported Financial Information to the consolidated financial statements for further explanation on adjustments.
(4)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “a”.
(5)	Includes proportionate share attributable to non-controlling interests of the adjustments denoted with “b”.
(6)	Reports loss on contingent value rights with loss on derivatives to align presentation with the income statement.
(7)	Reports amortization of premiums and discounts on own line item to align with current presentation.
(8)	As of September 30, 2013, the effect of the convertible debt was antidilutive and therefore was not included in the diluted weighted average shares. As such, the add back for interest on the debt has been removed.
(9)	In reviewing its AFFO methodology, the Company has determined that it is appropriate to include certain adjustments that were not included in the original AFFO calculation. These adjustments include $149,000 for net direct financing lease adjustments and $34,000 for straight line rent expense.
(10)	The original Filing presented this line item net of the proportionate share for non-controlling interest. A “gross up” adjustment has been made to include the amount attributable to non-controlling interest in order to show all proportionate adjustments for non-controlling interests on one line item called “Proportionate share of adjustments for non-controlling interest.”

Capital Markets

On August 1, 2012, we filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of September 30, 2014, we had issued 2.1 million shares of common stock through a registered follow-on offering and an ATM (as defined below) offering under the $500.0 million universal shelf registration statement. No preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. The resale registration statement, as amended, registers the resale of up to 1,882,248 shares of common stock issued in connection with any future conversion of certain currently outstanding restricted shares, convertible preferred stock or limited partnership interests in the OP. As of September 30, 2014, no common stock had been issued under the resale registration statement.

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

In addition to our common stock offerings, on June 7, 2013, we issued 28.4 million shares of convertible preferred stock (the “Series C Shares”) for gross proceeds of $445.0 million. On November 12, 2013, we converted all outstanding Series C Shares into our common stock. Pursuant to the Series C Shares’ Articles Supplementary, the number of shares of common stock that could be issued upon conversion of Series C Shares was limited to an exchange cap. Therefore, we converted 1.1 million Series C Shares into 1.4 million shares of our common stock. With respect to the 27.3 million Series C Shares for which we could not issue shares of our common stock upon conversion due to the exchange cap, we paid holders of Series C Shares an aggregate cash amount equal to approximately $441.4 million in exchange for such Series C Shares. Based on our share price on the conversion date, the total settlement value was $458.8 million.

On September 15, 2013, we entered into definitive purchase agreements pursuant to which we agreed to issue Series D Preferred Stock, par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of our merger with CapLease. Pursuant to the definitive purchase agreements, we issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013. On August 31, 2014, we redeemed all outstanding shares of Series D Preferred Stock for payment of $316.1 million.

Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of a new series of preferred stock designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) were issued to ARCT IV stockholders. As of September 30, 2014, there were 42.8 million shares issued and outstanding of Series F Preferred Stock. See Note 18 — Preferred and Common Stock and OP Units to our consolidated financial statements in this Quarterly Report on Form 10-Q for a description of the Series D Preferred Stock and Series F Preferred Stock.

See Note 24 — Subsequent Events to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) for a discussion of our plans to regain listing status with the NASDAQ Listing Qualifications Department following the filing of the Form 10-Q.

Availability of Funds from Credit Facilities

We, as guarantor, and our OP, as borrower, are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).

On June 30, 2014, the Company and OP entered into an amended and restated credit agreement (the “Agreement”), which increased the available borrowings, extended the term and decreased the interest rates associated with the prior credit facility. At September 30, 2014, the Credit Facility contained a $1.2 billion term loan facility and a $3.3 billion revolving credit facility, of which $1.0 billion and $3.3 billion were outstanding, respectively. The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the Company’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the Company’s then current credit rating). The Credit Facility includes an accordion feature, which, if exercised in full, allows the Company to increase the aggregate commitments under the Credit Facility to $6.0 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. At September 30, 2014, the Company had undrawn commitments of $0.4 billion under the Credit Facility.

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

We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 3 — Mergers and Acquisitions to our consolidated financial statements in this Quarterly Report on Form 10-Q in part through the assumption of outstanding indebtedness, and through a combination of available cash on hand from: (a) a portion of the $896.0 million in net proceeds from the sale of shares of ARCP common stock and convertible preferred stock in separate previously disclosed private placement transactions, which transactions were completed on June 7, 2013; (b) a portion of the $967.8 million in net proceeds from the sale of the 2018 Notes and 2020 Notes; (c) funds available from the issuance of common stock through our current ATM program or any successor program thereto; (d) a portion of the $2.5 billion in net proceeds from the corporate bond offering; (e) financing available under our credit facility; (f) a portion of the $1.59 billion in net proceeds from the sale of ARCP’s common stock on May 28, 2014; and (g) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.

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

We and our board of directors share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from operations. Effective January 8, 2014, we completed our transition to self-management and therefore are now focused on generating cash flows by expanding our real estate portfolio consistent with our investment strategy, while keeping the internal costs of running our business low. Prior to January 8, 2014, when we had retained the Former Manager to manage our portfolio and provide other services, our Former Manager had waived certain fees in order to improve our cash flow, lowering our external costs. See Note 20 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for a further discussion of our relationship with the Former Manager.

As our real estate portfolio matures, we expect cash flows from operations to fully cover our dividends.

Loan Obligations

At September 30, 2014, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 57.8%.

The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2014, we were in compliance with the debt covenants under our loan agreements.

As of September 30, 2014, we had non-recourse mortgage indebtedness of $4.2 billion, which was collateralized by 806 properties. Our mortgage indebtedness bore interest at the weighted average rate of 4.80% per annum and had a weighted average maturity of 6.27 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

As of September 30, 2014, there was $4.3 billion outstanding on the Credit Facility, of which $3.3 billion bore a floating interest rate of 1.50%. There is $1.0 billion outstanding on the Credit Facility which is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the Company’s credit rating, interest on this portion was 2.84% at September 30, 2014. At September 30, 2014, there was up to $0.4 billion available to the Company for future borrowings, subject to borrowing availability.

Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. At September 30, 2014, the Company was in compliance with the debt covenants under all of our loan obligations.

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

On December 10, 2013, we issued $402.5 million of 3.75% Convertible Senior Notes due in 2020 (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded to additional paid-in capital representing the equity component of the 2020 notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020 Notes. As of September 30, 2014, the carrying value of the 2020 Notes was $391.2 million. The holders may elect to convert the 2020 Notes into cash, common stock of ARCP or a combination thereof, at our option, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate is 66.0262 shares of our common stock per $1,000 principal amount of 2020 Notes.

The Company funds interest payments on the 2018 Notes and 2020 Notes from the OP in accordance with the terms of intercompany notes that have substantially the same terms as the 2018 Notes and the 2020 Notes. The remaining unamortized discount of the 2018 Notes and 2020 Notes totaled $23.7 million as of September 30, 2014.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

	Total	October 1, - December 31, 2014	2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$4,237,464	$101,258	$425,805	$767,634	$2,942,767
Interest payments due on mortgage notes payable	1,253,974	51,188	380,950	301,899	519,937
Principal payments due on credit facility	4,259,000	—	—	4,259,000	—
Interest payments due on credit facility	457,960	19,718	206,357	231,885	—
Principal payments due on corporate bonds	2,550,000	—	—	1,300,000	1,250,000
Interest payments due on corporate bonds	373,827	17,875	143,000	93,528	119,424
Principal payments due on convertible debt	1,000,000	—	—	597,500	402,500
Interest payments due on convertible debt	162,379	8,255	66,038	58,569	29,517
Principal payments due on other debt	48,016	2,691	24,378	20,947	—
Interest payments due on other debt	5,337	678	3,774	885	—
Payments due on lease obligations	131,191	4,594	24,497	18,166	83,934

Total	$14,479,148	$206,257	$1,274,799	$7,650,013	$5,348,079

Cash Flows for the Nine Months Ended September 30, 2014

During the nine months ended September 30, 2014, net cash provided by operating activities was $265.1 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2014 was mainly due to adjusted net income of $494.7 million (net loss of $650.5 million adjusted for non-cash items including including the issuance of operating partnership units, depreciation and amortization, gain on sale of properties, equity-based compensation, gain on derivative instruments and gain on the early extinguishment of debt totaling $1,145.2 million, in the aggregate), offset by a decrease in accounts payable and accrued expenses of $50.8 million, a decrease in prepaid and other assets of $116.6 million and a decrease in deferred rent, derivative and other liabilities of $20.7 million.

Net cash used in investing activities for the nine months ended September 30, 2014 was $4.1 billion, primarily related to the cash considerations of $756.2 million for the ARCT IV Merger, Cole Merger and CCPT Merger and acquisition of 1,092 properties for total cash considerations of $3.5 billion. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $129.2 million, combined with the proceeds from the sale of investment securities of $159.0 million.

Net cash provided by financing activities was $3.9 billion during the nine months ended September 30, 2014 related to proceeds from the issuance of corporate bonds of $2.5 billion, proceeds from mortgage notes payable of $1.0 billion and proceeds from the issuance of common stock of $1.6 billion. These inflows were partially offset by payments on mortgage notes payable of $1.0 billion, total distributions paid of $675.1 million and $92.2 million of deferred financing cost payments.

Cash Flows for the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2013, net cash used in operating activities was $7.9 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the nine months ended September 30, 2013 was mainly due to an adjusted net loss of $5.1 million (net loss of $301.6 million adjusted for non-cash items, including the issuance of OP Units, depreciation and amortization, amortization of deferred financing costs, equity-based compensation, loss on held for sale properties, loss on derivative instruments and gain on sale on investments of $306.7 million, in the aggregate), and a decrease in deferred costs and other assets of $20.5 million, partially offset by an increase in accounts payable and accrued expenses of $10.4 million.

Net cash used in investing activities for the nine months ended September 30, 2013 was $3.3 billion, primarily related to the acquisition of 1,670 properties with an aggregate purchase price of $3.2 billion, the purchase of investment securities of $81.5 million, and the investment in direct financing leases of $75.6 million, partially offset by the proceeds from the sales of investment securities of $111.4 million.

Net cash provided by financing activities of $3.2 billion during the nine months ended September 30, 2013 related to proceeds net of offering-related costs from the issuance of common stock of $1.8 billion, proceeds from the issuance of preferred stock of $445.0 million, proceeds net of repayments from our credit facilities of $1,185.4 million and $29.8 million of contributions from our affiliate. These inflows were partially offset by common stock repurchases of $358.1 million, $2.2 million of deferred financing cost payments, total distributions paid of $157.6 million, and distributions to non-controlling interest holders of $5.6 million.

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

Except as set forth below, a complete description of such policies and our considerations is contained in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2013. Cole Capital revenue recognition was not considered a critical accounting policies for the year ended December 31, 2013 because such transactions had not occurred at the time. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our restated audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are described in Note 4 — Summary of Significant Accounting Policies to our consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Related Party Transactions and Agreements

We have entered into agreements with affiliates, whereby we pay or have paid in the past certain fees or reimbursements to ARC, the Former Manager or their respective affiliates for acquisition fees and expenses, organization and offering costs, asset management fees and reimbursement of operating costs and have in the past paid sales commissions and dealer manager fees. See Note 20 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees. In August 2013, our board of directors determined that it was in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with the Former Manager (subject to the Former Manager’s agreement to continue to provide services, as requested, for a 60-day tail period for a payment of $10.0 million and continuing to provide certain transition services for an hourly charge), entered into appropriate employment and incentive compensation arrangements with our executives and entered into an agreement pursuant to which the Former Manager agreed to sell us certain assets necessary for our operations. See Note 20 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion.

We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 20 — Related Party Transactions and Arrangements to our consolidated financial statements in this Quarterly Report on Form 10-Q for a further explanation of the various related party transactions, agreements and fees.

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

As of September 30, 2014, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a carrying and fair value of $8.9 billion and $9.0 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by approximately $244.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $258.8 million.

As of September 30, 2014, our debt included variable-rate debt with an aggregate face value and a carrying value of $3.3 billion. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $33.0 million annually.

As the information presented above includes only those exposures that existed as of September 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 4 Controls and Procedures

For purposes of this discussion, the term “Company” includes the Partnership, as applicable.

Current management, under the supervision of our current Interim Chief Executive Officer and our current Chief Financial Officer, evaluated the Company’s disclosure controls and procedures and, based on that evaluation, concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2014. Current management based its conclusion on the fact that the material weaknesses in disclosure controls and procedures and internal control over financial reporting that had existed June 30, 2014, as disclosed in the Company’s Quarterly Report on Form 10-Q/A for the fiscal periods ended June 30, 2014 filed with the SEC on March 2, 2015, had not been remediated at September 30, 2014. The material weaknesses and remedial steps being taken by the Company are discussed below.

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

Material Weaknesses in Internal Control Over Financial Reporting

Under standards established by the Public Company Accounting Oversight Board, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Related Party Transactions and Conflicts of Interest - The Company did not maintain the appropriate controls to assess, authorize and monitor related party transactions, validate the appropriateness of such transactions or, manage the risks arising from contractual relationships with affiliates. Without the appropriate controls, the Company made certain payments to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny.

Equity-Based Compensation - The Company did not maintain appropriate controls over various grants of equity-based compensation. In the fourth quarter of 2013, in anticipation of the Company’s transition to self-management, the Company entered into employment agreements with the Company’s former Executive Chairman and Chief Executive Officer and its former Chief Financial Officer (which took effect on January 8, 2014), and also approved the 2014 Multi-Year Outperformance Plan pursuant to which awards were made to them on January 8, 2014. Without the appropriate controls, these documents contained terms that were inconsistent with the terms authorized by the Compensation Committee. Additionally, the Company did not obtain copies of or administer the equity awards made by means of block grants allocated by the Former Manager and its affiliates, nor did it review the awards for consistency with the Compensation Committee’s authorization.

Accounting Close Process - The Company did not have consistent policies and procedures throughout its offices relating to purchase accounting, accounting for gain or loss on disposition and testing for impairment. In addition, senior management did not establish clear reporting lines and job responsibilities, or promote accountability over business process control activities.

Critical Accounting Estimates and Non-Routine Transactions - The Company did not maintain effective controls or develop standardized policies and procedures for critical accounting estimates and non-routine transactions, including management review and approval of the accounting treatment of all critical and significant estimates on a periodic basis.

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

The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statemnets related to any potential recovery.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting other than ongoing integration activities relating to the Company’s acquisitions of large portfolios in 2013, ARCT IV and Cole Real Estate Investments, Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 17 — Commitments and Contingencies to our consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

Based on the events surrounding the investigation conducted by the Audit Committee, the Company has identified changes to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013. Refer to the Amended  10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ MICHAEL SODO

Michael Sodo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

By:	/s/ GAVIN B. BRANDON

Gavin B. Brandon
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 2, 2015

EXHIBITS

The following exhibits are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.52**	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.

10.53*	Equity Purchase Agreement by and between ARC Properties Operating Partnership, L.P. and RCS Capital Corporation, dated as of September 30, 2014

31.1*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4*	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101†	XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Changes in Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended and Section 19 of the Securities Exchange Act of 1934, as amended

*	Filed herewith
**	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014 filed with the SEC on July 29, 2014.
†	To be filed by amendment.