Form 10-K/A
period 2013-12-31
American Realty Capital Properties, Inc.
filed 2015-03-13
CIK 1507385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Page
EXPLANATORY NOTE	3

PART IV
Item 15. Exhibits and Financial Statement Schedules	4
Signatures	10

Explanatory Note

This Amendment No. 3 on Form 10-K/A (this “Amendment No. 3”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2014 and amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on September 4, 2014 and Amendment No. 2 thereto on Form 10-K/A filed with the SEC on March 2, 2015 (the “Amended Filing”). We are filing this Amendment No. 3 to update Part IV and provide Exhibit 101 to the Amended Filing.

Except as set forth in Part IV below and in any exhibits attached hereto, no other changes are made to the Amended Filing. The Amended Filing continues to speak as of the date of the Amended Filing. Unless expressly stated, this Amendment No. 3 does not reflect events occurring after the filing date of the Amended Filing, nor does it modify or update in any way the disclosures contained in the Amended Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to Consolidated Financial Statements (including Schedule of Real Estate and Accumulated Depreciation and Schedule of Mortgage Loans on Real Estate) at page F-1 of the Amended Filing.

(b)	Exhibits

The following documents are filed as part of this Amendment No. 3 to its Annual Report on Form 10-K/A:

Exhibit No.	Description

1.1 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated January 22, 2013.

1.2 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and JMP Securities LLC, dated January 22, 2013.

1.3 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Ladenburg Thalmann & Co. Inc., dated January 22, 2013.

1.4 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and RBS Securities Inc., dated January 22, 2013.

1.5 (1)	Equity Distribution Agreement between Registrant, ARC Properties Operating Partnership, L.P. and Robert W. Baird & Co. Incorporated, dated January 22, 2013.

1.6 (14)	Underwriting Agreement, dated July 23, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein.

1.7 (25)	Equity Distribution Agreement, dated November 25, 2013, between the Registrant, ARC Properties Operating Partnership, L.P., Barclays Capital Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Capital One Securities, Inc., Ladenburg Thalmann & Co. Inc. and JMP Securities, LLC.

1.8 (27)	Underwriting Agreement, dated December 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein, with respect to the Registrant’s 3.00% Convertible Senior Notes due 2018.

1.9 (27)	Underwriting Agreement, dated December 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P. and Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several Underwriters listed therein, with respect to the Registrant’s 3.75% Convertible Senior Notes due 2020.

2.1 (2)	Agreement and Plan of Merger by and among Registrant, ARC Properties Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P.*

2.2 (10)	Agreement and Plan of Merger, by and among, the Registrant, ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., Caplease, LP and CLF OP General Partner LLC, dated as of May 28, 2013.*

2.3 (11)	Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and ARC Properties Operating Partnership, L.P., as Purchaser, dated May 31, 2013.*

2.4 (13)	Agreement and Plan of Merger, dated as of July 1, 2013, among the Registrant, American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, ARC Properties Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.*

2.4.1 (18)	Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.4.2 (26)	Second Amendment dated as of October 11, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.5 (17)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013. *

2.6 (19)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013. *

2.7 (20)	Agreement and Plan of Merger, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Clark Acquisition, LLC.*

3.1 (3)	Articles of Amendment and Restatement of the Registrant.

3.2 (4)	Bylaws of the Registrant.

3.3 (5)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of the Registrant, dated May 10, 2012.

3.4 (6)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of the Registrant, dated July 24, 2012.

3.5 (12)	Articles Supplementary for the Series C Convertible Preferred Stock of the Registrant, dated June 6, 2013.

3.6 (14)	Articles of Amendment to Articles of Amendment and Restatement of the Registrant, effective July 2, 2013.

3.7 (24)	Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of the Registrant, filed November 8, 2013.

3.8 (28)	Articles of Amendment to Articles of Amendment and Restatement of the Registrant, filed with the SDAT on December 9, 2013.

Exhibit No.	Description

3.9 (29)	Articles Supplementary to the Articles of Incorporation of the Registrant classifying and designating the 6.70% Series F Cumulative Redeemable Preferred Stock, dated January 2, 2014.

3.10 (31)	Amendment to the Registrant’s bylaws, effective as of February 7, 2014.

4.1 (35)	Third Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., effective January 3, 2014.

4.2 (14)	Indenture, dated as of July 29, 2013, between the Registrant and U.S. Bank National Association, as trustee.

4.3 (14)	First Supplemental Indenture, dated as of July 29, 2013, between the Registrant and U.S. Bank National Association, as trustee.

4.4 (23)	Form of 3.00% Convertible Senior Notes due 2018 (included in Exhibit 4.3).

4.5 (22)	Indenture, dated as of October 9, 2007, by and among CapLease, Inc., Caplease, LP, Caplease Debt Funding, LP, Caplease Services Corp., Caplease Credit LLC and Deutsche Bank Trust Company Americas, as trustee.

4.6 (22)	Supplemental Indenture, dated as of November 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., CapLease, Inc., Caplease, LP and Deutsche Bank Trust Company Americas, as trustee.

4.7 (22)	Junior Subordinated Indenture, dated as of December 13, 2005, by and between Caplease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.8 (22)	Supplemental Indenture, dated November 5, 2013, by and among ARC Properties Operating Partnership, L.P., Caplease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.9 (27)	Second Supplemental Indenture, dated as of December 10, 2013, between the Registrant and U.S. Bank National Association, as trustee.

4.10 (27)	Form of 3.75% Convertible Senior Notes due 2020.

4.11 (31)	Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.

4.12 (31)	Officers’ Certificate, dated as of February 6, 2014.

4.13 (31)	Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc.

10.1 (34)	Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement, entered into as of January 8, 2014, by and among the Registrant and ARC Properties Advisors, LLC.

10.2 (4)	Registrant’s Equity Plan.

10.3 (4)	Registrant’s Director Stock Plan.

10.4 (4)	Form of Restricted Stock Award Agreement for Non-Executive Directors.

10.5 (4)	Form of Restricted Stock Award Agreement for ARC Properties Advisors, LLC.

10.6 (2)	Letter by and between American Realty Capital Trust III, Inc., American Realty Capital Operating Partnership III, L.P., American Realty Capital Advisors III, LLC, American Realty Capital Trust III Special Limited Partner, LLC, American Realty Capital Properties III, LLC and Registrant, dated December 14, 2012.

10.7 (2)	Asset Purchase and Sale Agreement, by and between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors III, LLC, dated December 14, 2012.

10.8 (32)	Indemnity Agreement, by ARC Real Estate Partners, LLC, in favor of Registrant, dated December 28, 2012.

10.9 (32)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.

10.10 (32)	Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., and Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

10.11 (8)	Contribution and Exchange Agreement, dated February 28, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III Special Limited Partner, LLC and ARC Properties Operating Partnership, L.P.

10.12 (8)	2013 Advisor Multi-Year Outperformance Agreement, made as of February 28, 2013, the Registrant, ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.

10.13 (9)	First Amendment to Credit Agreement, dated as of March 18, 2013, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto and Wells Fargo Bank, National Association.

10.14 (10)	Voting Agreement, dated as of May 28, 2013, by and among the Registrant, Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Paul C. Hughes.

10.15 (10)	Management Letter Agreement, dated as of May 28, 2013, among the Registrant, Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz, Michael J. Heneghan and Paul C. Hughes.

Exhibit No.	Description

10.16 (13)	Letter Agreement, dated as of July 1, 2013, among the Registrant, American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, American Realty Capital Advisors IV, LLC and American Realty Capital Properties IV, LLC.

10.17 (13)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC.

10.18 (15)	Augmenting Lender and Increasing Lender Supplement and Incremental Amendment, dated as of March 28, 2013, to the Credit Agreement, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association.

10.19 (15)	Third Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of May 28, 2013.

10.20 (15)	Fourth Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of July 22, 2013.

10.21 (15)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.

10.22 (16)	Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

10.23 (16)	Common Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between the Registrant and certain investors party thereto.

10.24 (22)	Credit Agreement, dated June 29, 2012, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.25 (22)	First Amendment to Credit Agreement, dated April 16, 2013, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.26 (22)	Second Amendment to Credit Agreement, dated June 21, 2013, by and among CapLease, Inc., Caplease, LP, certain subsidiaries of Caplease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.27 (22)	Third Amendment to Credit Agreement, dated November 5, 2013, by and among the Registrant, ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, certain subsidiaries of Safari Acquisition, LLC party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.28 (20)	Voting Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc., Christopher H. Cole and Marc T. Nemer.

10.29 (20)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Christopher H. Cole.

10.30 (20)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant, Cole Real Estate Investments, Inc. and Marc T. Nemer.

10.31 (21)	Letter Agreement, dated as of October 22, 2013, between the Registrant and Kirk McAllaster.

10.32 (21)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant and Stephan Keller.

10.33 (21)	Letter Agreement, dated as of October 22, 2013, by and among the Registrant and Jeffery Holland.

10.34 (23)	First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.35 (23)	Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.36 (23)	Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.37 (23)	Sixth Amendment to the Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of November 4, 2013.

10.38 (23)	Employment Agreement, dated as of October 21, 2013, by and between the Registrant and Nicholas S. Schorsch.

10.39 (23)	Employment Agreement, dated as of October 21, 2013, by and between the Registrant and Brian S. Block.

10.40 (23)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and Lisa Beeson.

10.41 (30)	Contribution and Exchange Agreement, dated as of January 3, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, AREP and ARCT IV Operating Partnership.

Exhibit No.	Description

10.42 (34)	Asset Purchase and Sale Agreement, entered into as of January 8, 2014, by and among ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.

10.43 (34)	Employment Agreement, dated as of November 22, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and David S. Kay.

10.44 (34)	Registrant’s 2014 Multi-Year Outperformance Plan.

10.45 (34)	Form of Award Agreement Under the Registrant’s 2014 Multi-Year Outperformance Plan.

10.46 (34)	Seventh Amendment to Credit Agreement, dated December 4, 2013, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.47 (34)	Augmenting Lender and Increasing Lender Supplement, dated as of December 20, 2013, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.48 (34)	Augmenting Lender Supplement, dated as of January 17, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.49 (34)	Tenth Amendment to Credit Agreement, dated February 4, 2014, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Registrant, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.50 (34)	Assignment and Assumption Agreement, dated January 8, 2014, by and between AR Capital, LLC and American Realty Capital Properties, Inc.

12.1 (33)	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14 (7)	Code of Ethics.

21 (34)	List of Subsidiaries.

23.1 (35)	Consent of Grant Thornton LLP.

31.1 (35)	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (35)	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (35)	Written statements of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (35)	Written statements of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules and applicable exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
(1)	Previously filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2013.
(2)	Previously filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2012.
(3)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on July 5, 2011.
(4)	Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by the Registrant with the Securities and Exchange Commission on June 13, 2011.
(5)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2012.
(6)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012.
(7)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2012.

(8)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2013.
(9)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 6, 2013.
(10)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
(11)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 7, 2013.
(12)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2013.
(13)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013.
(14)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2013.
(15)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the Securities and Exchange Commission on August 6, 2013.
(16)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 19, 2013.
(17)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 25, 2013.
(18)	Previously filed with the Registrant’s First Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2013.
(19)	Previously filed with the Registrant’s Second Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2013.
(20)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2013.
(21)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 25, 2013.
(22)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2013.
(23)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the Securities and Exchange Commission on November 7, 2013.
(24)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.
(25)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2013.
(26)	Previously filed as Annex E with the Registrant’s Final Prospectus Filed Pursuant to Rule 424(b)(3) with the Securities and Exchange Commission on December 4, 2013.
(27)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 10, 2013.
(28)	Previously filed with the Registrant’s Amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 19, 2013.
(29)	Previously filed with the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 3, 2014.
(30)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2014.
(31)	Previously filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014.
(32)	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013.

(33)	Previously filed with Pre-Effective Amendment No. 7 to the Registrant’s Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on December 3, 2013.
(34)	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014.
(35)	Previously filed with the Registrant’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of March, 2015.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ Michael Sodo
Executive Vice President and Chief Financial Officer (Principal Financial Officer)