Form 10-Q/A
period 2014-03-31
American Realty Capital Properties, Inc.
filed 2015-03-13
CIK 1507385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 that was filed with the U.S. Securities and Exchange Commission (“SEC”) on May 8, 2014 and amended by Amendment No. 1 thereto on Form 10-Q/A filed with the SEC on March 2, 2015 (the “Amended Filing”). We are filing this Amendment No. 2 to update Part II, Item 6 and provide Exhibit 101 to the Amended Filing.

Except as set forth in Part II, Item 6 below and in any exhibits attached hereto, no other changes are made to the Amended Filing. The Amended Filing continues to speak as of the date of the Amended Filing. Unless expressly stated, this Amendment No. 2 does not reflect events occurring after the filing date of the Amended Filing, nor does it modify or update in any way the disclosures contained in the Amended Filing.

PART II

Item 6. Exhibits.

The exhibits listed under Exhibits (following the signatures section of this amended report) are included in, or incorporated by reference into, this Amendment No. 2 to Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of March, 2015.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ Michael Sodo
Michael Sodo Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 12, 2015

EXHIBITS

The following exhibits are included in, or incorporated by reference into, this Amendment No. 2 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.51(1)	Augmenting Lender Supplement, dated as of March 31, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender

31.1 (2)	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (2)	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 filed with the SEC on May 8, 2014.
(2)	Previously filed with the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015.

5