Form 10-Q/A
period 2014-06-30
American Realty Capital Properties, Inc.
filed 2015-03-13
CIK 1507385

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 that was filed with the U.S. Securities and Exchange Commission (“SEC”) on July 29, 2014 and amended by Amendment No. 1 thereto on Form 10-Q/A filed with the SEC on March 2, 2015 (the “Amended Filing”). We are filing this Amendment No. 2 to update Part II, Item 6 and provide Exhibit 101 to the Amended Filing.

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

Michael Sodo Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 12, 2015

EXHIBITS

The following exhibits are included in, or incorporated by reference into, this Amendment No. 2 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.48 (1)	Employment Offer Letter, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Lisa Pavelka McAlister

10.49 (1)	Employment Agreement, dated as of February 24, 2014, by and between American Realty Capital Properties, Inc. and Richard A. Silfen

10.50 (1)	Agreement of Purchase and Sale, dated as of June 11, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC

10.51 (1)	Amended and Restated Credit Agreement, dated as of June 30, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent

10.52 (1)	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.

31.1 (2)	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (2)	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014 filed with the SEC on July 29, 2014.
(2)	Previously filed with the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2014 filed with the Securities and Exchange Commission on March 2, 2015.

5