Form 10-Q/A
period 2014-09-30
American Realty Capital Properties, Inc.; ARC Properties Operating Partnership, L.P.
filed 2015-03-13
CIK 1507385, 1528059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35263 and 333-197780

AMERICAN REALTY CAPITAL PROPERTIES, INC.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Maryland	45-2482685
Delaware	45-1255683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 1100, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 that was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2015 (the “Original Filing”). We are filing this Amendment No. 1 to update Part II, Item 6 and provide Exhibit 101 to the Original Filing.

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

PART II

Item 6. Exhibits.

The exhibits listed under Exhibits (following the signatures section of this amended report) are included in, or incorporated by reference into, this Amendment No. 1 to Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

By:	/s/ MICHAEL SODO

Michael Sodo
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

By:	/s/ GAVIN B. BRANDON

Gavin B. Brandon
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 12, 2015

EXHIBITS

The following exhibits are included in, or incorporated by reference into, this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

10.52(1)	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.

10.53(2)	Equity Purchase Agreement by and between ARC Properties Operating Partnership, L.P. and RCS Capital Corporation, dated as of September 30, 2014

31.1(2)	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(2)	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3(2)	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4(2)	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(2)	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3(2)	Written statements of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4(2)	Written statements of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014 filed with the SEC on July 29, 2014.
(2)	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed with the Securities and Exchange Commission on March 2, 2015.

5