Form 10-K
period 2014-12-31
American Realty Capital Properties, Inc.; ARC Properties Operating Partnership, L.P.
filed 2015-03-30
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-35263 and 333-197780

AMERICAN REALTY CAPITAL PROPERTIES, INC.
ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Maryland (American Realty Capital Properties, Inc.)	45-2482685
Delaware (ARC Properties Operating Partnership, L.P.)	45-1255683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 1100, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

(800) 606-3610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share (American Realty Capital Properties, Inc.)	NASDAQ Stock Market
Series F Preferred Stock, $0.01 par value per share (American Realty Capital Properties, Inc.)	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. American Realty Capital Properties, Inc. Yes ☐ No ☒ ARC Properties Operating Partnership, L.P. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. American Realty Capital Properties, Inc. Yes ☐ No ☒ ARC Properties Operating Partnership, L.P. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. American Realty Capital Properties, Inc. Yes ☒ No ☐ ARC Properties Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). American Realty Capital Properties, Inc. Yes ☒ No ☐ ARC Properties Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

American Realty Capital Properties, Inc.:	Large accelerated filer ☒		Accelerated filer ☐
	Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

ARC Properties Operating Partnership, L.P.:	Large accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). American Realty Capital Properties, Inc. Yes ☐ No ☒ ARC Properties Operating Partnership, L.P. Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of voting and non-voting common stock held by non-affiliates of American Realty Capital Properties, Inc. was $11.3 billion based on the closing sale price of $12.53 as reported on the NASDAQ Global Select Market on June 30, 2014. As of March 27, 2015, there were 905,193,685 shares of common stock outstanding. There is no public trading market for the units of limited partner interests of ARC Properties Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of ARC Properties Operating Partnership, L.P. cannot be determined.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND
ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
For the fiscal year ended December 31, 2014

Forward-Looking Statements
Certain statements included herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Properties, Inc. (“ARCP” or the “General Partner”), ARC Properties Operating Partnership, L.P. (the “OP” or the “Operating Partnership”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “targets,” “goals,” “projects,” “plans,” “intends,” “should,” variations of such words or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Any statements regarding ARCP’s or the OP’s future financial condition, results of operations and business are also forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
As used herein, the terms the “Company,” “we,” “our” and “us” refer to ARCP, a Maryland corporation, together with our consolidated subsidiaries, including the OP, a Delaware limited partnership of which we are the sole general partner. The “Former Manager” refers to ARC Properties Advisors, LLC, a Delaware limited liability company, our former external manager. “ARC” refers to AR Capital, LLC (formerly known as American Realty Capital II, LLC) and its affiliated companies, which formerly was our sponsor. During the years ended December 31, 2013 and 2012, we retained the Former Manager to manage our affairs on a day-to-day basis and, as a result, were generally externally managed, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. We ceased to be externally managed on January 8, 2014.
The following are some of the assumptions, risks, uncertainties and other factors, although not all assumptions, risks, uncertainties and other factors, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We encounter significant competition in the acquisition of properties and we may be unable to acquire properties on advantageous terms.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and credit, geographic and industry concentrations with respect to tenants.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with our Recent Acquisitions that do not fit within our target assets.

•	We may not be able to effectively integrate and manage our expanded portfolio and operations following our Recent Acquisitions.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from our Recent Acquisitions.

•	Our properties may be subject to impairment charges.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuations and the risk of default.

•	Our overall borrowing and operating flexibility may be adversely affected by the terms of our Amended Credit Agreement and the indentures governing our senior unsecured notes and convertible notes.

•
Our access to capital and terms of future financings may be adversely affected by our recent credit rating downgrade and loss of eligibility to register the offer and sale of our securities on Form S-3.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may be affected by risks associated with current and future litigation.

•	We may fail to remain qualified as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•
There can be no assurance as to when we will resume paying a dividend in respect of our and our OP’s respective common equity, or, when it is resumed, that it will be paid at a rate equal to or at the same frequency as our previously declared monthly dividend.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and therefore may be forced to borrow at higher rates to fund our dividends.

•	We are subject to litigation and governmental investigations related to the findings of a recent Audit Committee investigation.

•	We have material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and we may not be able to remediate such material weaknesses in a timely manner.

•	We may be unable to reestablish the financial network which supports Cole Capital and its Managed REITs and/or regain the prior transaction and capital raising volume of Cole Capital Corporation.

•	Our Cole Capital operations are subject to extensive governmental regulation.

•	We may not satisfy NASDAQ’s requirements for regaining compliance with its listing rules and, if so, NASDAQ could delist our common stock and Series F Preferred Stock.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this report.
We use certain defined terms throughout this document that have the following meanings:
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and routine maintenance, in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for capital expenditures, including the repair or replacement of specific structural and/or bearing components of a property, such as the roof or structure of the building. Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
Under a “modified gross lease,” the commercial enterprises occupying the leased property pay base rent plus a proportional share of some of the other costs associated with the property, such as property taxes, utilities, insurance and maintenance.
When we refer to a “creditworthy tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “creditworthy tenant” even though it does not have an investment grade credit rating, we do so based on our management’s determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. This determination is based on our management’s substantial experience closing net lease transactions and is made after evaluating all tenants’ due diligence materials that are made available to us, including financial statements and operating data.
When we refer to “annualized rental income,” we mean the rental income under our leases reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by generally accepted accounting principles in the United States (“U.S. GAAP”), which includes the effect of tenant concessions such as free rent, as applicable. When we refer to annualized rental income/net operating income (“NOI”) for net leases, we mean rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent as applicable. For modified gross leased properties, NOI is rental income on a straight-line basis, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property expenses.
When we refer to properties that are net leased on a “long-term basis,” we mean properties with remaining primary lease terms of generally 10 years or longer on average.

PART I
Item 1. Business.
Overview
ARCP is a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed its initial public offering (the “IPO”). ARCP’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”
We operate through two business segments, Real Estate Investment (“REI”) and our private capital management business (“PCM”), Cole Capital® (“Cole Capital”), as further discussed in Note 5 – Segment Reporting. Through the REI segment, we acquire, own and operate single-tenant, freestanding, commercial real estate properties, primarily subject to long-term net leases with high credit quality tenants. We seek to acquire net lease assets by self-originating individual or small portfolio acquisitions, by executing sale-leaseback transactions, and in connection with build-to-suit or forward take-out opportunities, to the extent they are appropriate in terms of capitalization rate and scale. We have also advanced our investment objectives through strategic mergers and acquisitions. See Note 2 – Mergers and Significant Acquisitions and Sales to the consolidated financial statements in this report.
Cole Capital is contractually responsible for managing the affairs of the Managed REITs (as defined below) on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for services relating to these services.
Substantially all of our REI segment is conducted through the OP. We are the sole general partner and holder of 97.4% of the common equity interests in the OP as of December 31, 2014 with the remaining 2.6% common equity interests owned by certain unaffiliated investors. Under the limited partnership agreement of the OP (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by us, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of our common stock or, at our option, as general partner of the OP, a corresponding number of shares of our common stock. The remaining rights of the holders of OP Units are limited, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Prior to January 8, 2014, we retained the Former Manager to manage our affairs on a day-to-day basis with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed and we completed our transition to self-management on January 8, 2014. As of December 31, 2014, we had approximately 400 employees. For a discussion of certain transactions with the Former Manager in connection with our transition to self-management see Note 20 – Related Party Transactions and Arrangements to the consolidated financial statements.
As of December 31, 2014, we owned 4,648 properties consisting of 103.1 million square feet, which were 99.3% leased with a weighted-average remaining lease term of 11.8 years. In constructing our portfolio, we are committed to diversification by industry, tenant and geography. As of December 31, 2014, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 46.9% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade and creditworthy tenants as we further acquire properties and enter into or assume lease arrangements.
Recent Developments
Management and Board Changes
During the fourth quarter of 2014, the Company underwent a change in senior leadership as a result of the resignations of the Company’s Executive Chairman of the Board, Chief Executive Officer and director, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. On October 28, 2014, the Company’s board of directors (the “Board of Directors”) appointed Michael J. Sodo as Chief Financial Officer and Gavin B. Brandon as Chief Accounting Officer. On December 15, 2014, William G. Stanley, who had been serving as the Company’s Lead Independent Director, became Interim Chairman of the Board and Interim Chief Executive Officer pending completion of the Board’s search, with the assistance of an independent search firm, for a new non-executive Chairman of the Board and a new permanent Chief Executive Officer.

On March 10, 2015, the Company announced that the Board of Directors had appointed Glenn J. Rufrano to serve as the Company’s new Chief Executive Officer and a director, effective April 1, 2015. The Company also announced that, with the Restatement (as defined below) completed, the Company expecting to file this report by the end of March 2015 and the appointment of Mr. Rufrano, two of the Company’s directors, Leslie D. Michelson and Governor Edward G. Rendell, decided that it was the right time to step down from the Board of Directors, effective April 1, 2015, to make way for new directors. In addition to a non-executive Chairman of the Board, the Board of Directors is in the process of recruiting two other new independent directors, which will result in a seven-member board. The decision about renomination of the other existing directors for election at the 2015 annual meeting will be made by the disinterested members of the reconstituted board. Mr. Stanley will continue to serve as Interim Chairman of the Board until the appointment of the new non-executive Chairman of the Board.
Audit Committee Investigation and Restatement
On March 2, 2015, ARCP restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013 and the OP restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended June 30, 2014 and 2013 (collectively, the “Restatement”). The Restatement reflected the findings of an independent investigation conducted by the Audit Committee of the Board of Directors (the “Audit Committee”) into concerns regarding accounting practices and other matters that had first been reported to it on September 7, 2014 (the “Audit Committee Investigation”) as well as a review performed by the Company’s new management. For information concerning the findings of the Audit Committee Investigation, see the Explanatory Note at the beginning of any of the following reports, each filed as of March 2, 2015: Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 or the Company’s Quarterly Report on Form 10-Q/A for the fiscal period ended March 31, 2014 or June 30, 2014.
Settlement of the Cole Capital Litigation
On September 30, 2014, an affiliate of the Company and RCS Capital Corporation (“RCAP”) entered into an equity purchase agreement (the “Cole Purchase Agreement”) pursuant to which RCAP agreed to purchase all of the Company’s outstanding equity interests in Cole Capital for $700.0 million plus an earn-out of up to an additional $130.0 million. On November 3, 2014, the Company received notice from RCAP purporting to terminate the Cole Purchase Agreement. On November 11, 2014, the Company filed litigation against RCAP in the Court of Chancery of the State of Delaware to enforce its rights under the Cole Purchase Agreement. On December 4, 2014, the Company announced that it had entered into a settlement agreement with RCAP that resolved their dispute relating to the Cole Purchase Agreement. The settlement included $42.7 million (inclusive of $10.0 million previously delivered) in cash paid by RCAP to the Company; a $15.3 million unsecured note issued by RCAP to the OP, which matures not later than March 31, 2017; and a release of the Company from a payment obligation in the amount of $2.0 million in favor of RCAP or its affiliates. In addition to the settlement, the Company and RCAP have agreed to terminate, unwind or otherwise discontinue agreements, arrangements and understandings between the two parties and any of their respective subsidiaries.
Recent Mergers and Portfolio Acquisitions and Sale
The following summarizes mergers and portfolio acquisitions (the “Recent Acquisitions”) and a major portfolio sale that have been consummated since January 1, 2014:
American Realty Capital Trust IV, Inc. Merger
On July 1, 2013, we entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, (the “ARCT IV Merger Agreement”) with American Realty Capital Trust IV, Inc., a Maryland corporation (“ARCT IV”), and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). We consummated the ARCT IV Merger on January 3, 2014. See Note 2 – Mergers and Significant Acquisitions and Sales to the consolidated financial statements in this report for further discussion of the ARCT IV Merger.
ARCP and ARCT IV, from inception to the ARCT IV Merger date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in us and in ARCT IV through the ownership of shares of common stock, OP Units and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies, including asset management fees, incentive fees and other fees and had continued to receive fees from us prior to our transition to self-management on January 8, 2014. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger date. In addition, U.S. GAAP requires us to present historical financial information as if the entities were combined for all periods the entities were under common control. Therefore, the accompanying financial statements including the notes thereto are presented as if the ARCT IV Merger, including the impact of the equity transactions entered into to consummate the merger, had occurred at inception.
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties sold by Fortress. Of the 196 properties, 120 properties were allocated to the Company (the “Fortress Portfolio”). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. On January 8, 2014, the Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.
Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies holding in the aggregate 33 properties (the “Inland Portfolio”) were allocated to the Company for a purchase price of $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies sold by Inland. As of December 31, 2014, the Company had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company will not close on the remaining one property.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, ARCP and a wholly-owned subsidiary entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a publicly traded Maryland corporation. The Cole merger agreement provided for the merger of Cole with and into our wholly owned subsidiary (the “Cole Merger”). The Cole Merger was consummated on February 7, 2014. See Note 2 – Mergers and Significant Acquisitions and Sales to the consolidated financial statements in this report for further discussion of the Cole Merger.
Cole Credit Property Trust, Inc. Merger
On March 17, 2014, ARCP and a wholly-owned subsidiary entered into an Agreement and Plan of Merger (the “CCPT Merger Agreement”) with Cole Credit Property Trust, Inc., a Maryland corporation (“CCPT”). The CCPT merger agreement provided for the merger of CCPT with and into a subsidiary of the Company (the “CCPT Merger”). The CCPT Merger was consummated on May 19, 2014. See Note 2 – Mergers and Significant Acquisitions and Sales to the consolidated financial statements in this report for further discussion of the CCPT Merger.
Red Lobster Portfolio Acquisition
On May 15, 2014, we entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants from a third party. The transaction was structured as a sale-leaseback in which we purchased and immediately leased the portfolio back to the third party pursuant to the terms of multiple master leases. The overall sale-leaseback transaction consisted of 522 Red Lobster® restaurants and 20 other branded restaurant properties for a purchase price of $1.7 billion. The Company closed the Red Lobster Portfolio acquisition in the third quarter of 2014.
Abandoned Spin-off of Multi-Tenant Shopping Center Portfolio; Sale to Blackstone/DDR Joint Venture
On March 13, 2014, we announced our intention to spin off our multi-tenant shopping center business (the “MT Spin-off”) into a publicly traded REIT, American Realty Capital Centers, Inc., which was expected to operate under the name “ARCenters” and to trade on the NASDAQ Global Market under the symbol “ARCM.” The OP was expected to retain 25% ownership of ARCM. The MT Spin-off was expected to be effectuated through a pro rata taxable special distribution of one share of ARCM common stock for every 10 shares of our common stock and every 10 OP Units held by third parties in the OP. On April 4, 2014, ARCM filed a Registration Statement on Form 10 to register ARCM’s common stock, par value $0.01 per share, pursuant to Section 12(b) of the Exchange Act so that, upon consummation of the MT Spin-off, shares of ARCM received by holders of our common stock, or OP Units, as applicable, could freely trade their newly received ARCM common stock. ARCM was expected to be externally managed by us. On May 21, 2014, we announced that we had reassessed our plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to Blackstone Real Estate Partners VII L.P. (“Blackstone”), expecting to finalize pertinent documentation related thereto within 30 days of such date. The 64 multi-tenant properties and seven single-tenant properties (the “Multi-tenant Portfolio”) included in such sale were the same properties that would have been spun off into ARCM and, consequently, we abandoned our proposed spin-off at such time. On June 11, 2014, certain of our indirect subsidiaries entered into an agreement of purchase and sale with BRE DDR Retail Holdings III LLC (the “Blackstone/DDR Joint Venture”), an entity indirectly jointly owned by affiliates of Blackstone and DDR Corp. (“DDR”), pursuant to which the parties consummated the sale of our multi-tenant shopping center portfolio. On October 17, 2014, we completed the sale of the Multi-tenant Portfolio for $1.9 billion to the Blackstone/DDR Joint Venture. Additionally, we entered into a letter of intent with an unrelated third party to sell five multi-tenant properties for $52.3 million bringing total expected sale proceeds to $2.0 billion. The transaction aimed to simplify our REI business model, allowing us to focus solely on its single-tenant, net lease investments of $1.3 billion of net proceeds, of which $1.2 billion was used to reduce our leverage by paying down our line of credit and $542.8 million of secured mortgage debt was either repaid or assumed by the Blackstone/DDR Joint Venture. We reported a net loss on sale of $262.0 million, which includes the write-off of $195.5 million of goodwill allocated to the cost basis of the Multi-tenant Portfolio.
Transition to Self-Management
Prior to January 8, 2014, the Former Manager, a wholly owned subsidiary of ARC, managed our affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, the Board of Directors determined that it was in the best interests of us and our stockholders to become self-managed, and we completed our transition to self-management on January 8, 2014. In connection with becoming self-managed, we terminated the existing management agreement with the Former Manager.
Under the termination agreement, the Former Manager agreed to provide services previously provided under the management agreement, to the extent required by ARCP, for a tail period of 60 days following January 8, 2014 in exchange for a payment in the amount of $10.0 million. In addition, pursuant to a separate transition services agreement, affiliates of the Former Manager agreed to provide certain transition services, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, treasury, insurance and risk management, information technology, telecommunications and Internet and services relating to office supplies for a 60-day term, which was subject to extension by ARCP. For additional services as required by ARCP, ARCP paid an hourly rate or flat rate to be agreed on, that was not to exceed market rate. See Note 20 – Related Party Transactions and Arrangements to the consolidated financial statements in this report for further discussion.
Information relating to certain employment agreements and incentive compensation arrangments entered into in connection with the transition to self-management and subsequently terminated will be included in Part III of this report, which is expected to be filed by amendment prior to April 30, 2015.
Investment Policies
Our primary business objective is to generate a predictable level of monthly rents paid by primarily investment-grade rated and other creditworthy tenants under long-term leases. After consummation of the Recent Acquisitions discussed above, we own a portfolio that combines properties with stable income from creditworthy tenants with properties that we believe have strong fundamental business operations with the prospect for long-term sustainability. Our ongoing focus will be on actively managing our portfolio of high-quality, well located net leased properties diversified by tenant, industry and geography. We intend to strategically reinvest certain disposition proceeds into core, single-tenant net lease real estate that maintains or improves the quality of our portfolio while seeking self-originated investment opportunities. We expect this investment strategy to provide for stable income from our diverse portfolio creditworthy tenants and other tenants. We intend to pursue an investment strategy that maximizes current cash flow and achieves sustainable long-term growth. We expect to achieve these objectives by acquiring net leased properties that either (a) have in-place long-term net leases located in sub-markets with stable or improving market fundamentals or (b) provide a vital location or infrastructure that is essential to the business operations of the tenant.
Primary Investment Focus
Our REI business focuses on investing in single-tenant, freestanding, commercial real estate properties, primarily subject to long-term net leases with high credit quality tenants including retail, restaurants, office and distribution properties. We seek to invest in properties with tenants that reflect a diversity of industries, geographies and sizes. A significant majority of our net lease investments have been and will continue to be in properties net leased to investment grade-tenants, although at any particular time our portfolio may not reflect this. Our properties are primarily located in “Main & Main’’ locations in markets that we believe exhibit demographic and economic trends that will support growth. We believe the diversification of our portfolio reduces the risks associated with potential adverse events that may impact any one tenant, industry, asset type or location. We believe our scale will enable us to continue to make acquisitions without exposing ourselves to excessive concentration risk. Our strategy encompasses receiving the majority of our revenue from investment grade and creditworthy tenants as we further acquire properties and enter into (or assume) lease arrangements.
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
Investing in Real Property
We invest, and expect to continue to invest, primarily in single-tenant, freestanding commercial real estate properties net leased to investment grade and creditworthy tenants. When evaluating prospective investments in real property, our management considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our management will have substantial discretion with respect to the selection of specific investments, subject to approval of the Board of Directors.
As of December 31, 2014, we owned 4,648 properties, primarily double-net lease and triple-net lease assets, across property types. As a percentage of rental income, as of December 31, 2014, retail and restaurant properties represented 62%, office properties represented 23% and distribution properties represented 15% of our total portfolio. Our portfolio is located across 49 states, the District of Columbia, Puerto Rico, and Canada. Our tenant base is comprised of 803 tenants, which include well-known national, as well as regional, companies across 42 industries.
The following table lists the tenant whose annualized rental income represented greater than 10% of consolidated annualized rental income, as of December 31, 2014 and 2013:

Tenant	2014	2013
Red Lobster	11.6%	*
_______________________________________________
* The tenants’ annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The following table lists the state where we have a concentration of properties in which annualized rental income represented greater than 10% of consolidated annualized rental income, on a straight-line basis, as of December 31, 2014 and 2013:

State	2014	2013
Texas	12.7%	10.7%
We do not have any specific policy as to the amount or percentage of our assets which will be invested in any specific property, other than the requirements under REIT qualification rules. We currently anticipate that our real estate investments will continue to be diversified in multiple net leased single-tenant properties and in multiple geographic markets.
Purchase and Sale of Investments
We may dispose of properties in the future and redeploy funds into new acquisitions that better align with our strategic objectives. Further, on a limited and opportunistic basis, we intend to acquire and promptly resell medium-term net lease assets for immediate gain. To the extent we engage in these activities, to avoid adverse U.S. federal income tax consequences, we generally must do so through a taxable REIT subsidiary (“TRS”). In general, a TRS is treated as a regular “C corporation” and therefore must pay corporate-level taxes on its taxable income. Thus, our yield on such activities will be reduced by such taxes borne by the TRS.
Investments in Real Estate Mortgages
While our current portfolio consists of, and our business objectives emphasize acquiring, owning and operating commercial real estate properties, we may, at the discretion of the Board of Directors and without a vote of our stockholders, invest in mortgages and other types of real estate interests consistent with our qualification as a REIT. We acquired $97.6 million of mortgage loans and $211.9 million of collateralized mortgage backed securities (“CMBS”) pursuant to the Cole Merger and merger with CapLease

Inc. (“CapLease”), a Maryland corporation, and certain subsidiaries of each company on May 28, 2013 (the “CapLease Merger”). Investments in real estate mortgages run the risk that one or more borrowers may default under the mortgages and that the collateral securing those mortgages may not be sufficient to enable us to recoup our full investment. Investments in mortgages are also subject to our policy not to be treated as an “investment company” under the Investment Company Act.
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
Build-to-Suit and Properties Under Development
We are also expanding our investment activities beyond the traditional investment in completed properties with tenants in occupancy and paying rents by exploring a build-to-suit program and the acquisition of properties under development. Through the build-to-suit program and acquisition of properties under development or that require substantial refurbishment or renovation, we seek to source investments at higher rates of return relative to completed projects. We believe that by entering into projects with established developer partners, we can provide the capital needed to get projects built, while at the same time securing long-term investment assets for our company at yields significantly higher than those available for completed properties.
Cole Capital®
We acquired Cole Capital as part of our acquisition of Cole. Cole Capital sponsors and manages direct investment programs, which primarily include four publicly registered, non-traded REITs (the “Managed REITS”). Cole Capital is responsible for managing the day-to-day affairs of the Managed REITs, identifying and making acquisitions and investments on behalf of the Managed REITs, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various blue sky jurisdictions for such offerings.
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
When we use mortgage financing, we generally seek to finance our properties with, or acquire properties subject to, long-term, fixed-rate, non-recourse debt, effectively locking in the spread we expect to generate on our properties and isolating the default risk to solely the properties financed. Through non-recourse debt, we seek to limit the overall company exposure in the event we default on the debt to the amount we have invested in the asset or assets financed. We seek to finance our assets with “match-funded” or substantially “match-funded” debt, meaning that we seek to obtain debt whose maturity matches as closely as possible the lease maturity of the asset financed. At December 31, 2014, our corporate leverage ratio (total debt outstanding less on-hand cash and cash equivalents divided by base purchase price of acquired properties) was 56.6%.
We also may obtain secured or unsecured debt to acquire properties, and we expect that our financing sources will include banks, institutional investment firms, including asset managers and life insurance companies. Although we intend to maintain a conservative capital structure, our charter does not contain a specific limitation on the amount of debt we may incur and the Board of Directors may implement or change target debt levels at any time without the approval of our stockholders.
For information relating to recent amendments to our credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We intend to continue to emphasize unsecured corporate-level or OP-level debt in our financing and to seek to reduce the percentage of our assets which are secured by mortgage loans.
Lending Policies
We do not have a policy limiting our ability to make loans to other persons, although we may be so limited by applicable law, such as the Sarbanes-Oxley Act. Subject to REIT qualification rules, we may make loans to unaffiliated third parties. For example, we may consider offering purchase money financing in connection with the disposition of properties in instances where the provision of that financing would increase the value to be received by us for the property sold. We do not expect to engage in any significant lending in the future. We may choose to guarantee debt of certain joint ventures with third parties. Consideration for those guarantees may include, but is not limited to, fees, long-term management contracts, options to acquire additional ownership interests and promoted equity positions. The Board of Directors may, in the future, adopt a formal lending policy without notice to or consent of our stockholders.
Dividend Policy
Until the completion of the Restatement and the filing of this report and in connection with the Amended Credit Agreement (as defined below), the Company agreed to suspend payment of dividends on its common stock until it complied with certain requirements set forth in such amendments. The Board of Directors is currently evaluating our dividend policy and expects to adopt a policy of paying a common stock dividend in line with our industry peers, while still meeting the minimum distribution requirement to maintain our status as a REIT, as discussed below.
We intend to continue to pay regular monthly dividends to holders of our Series F cumulative redeemable preferred stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income.
We have the ability to fund dividends from any source, including borrowing funds and using the proceeds of equity and debt offerings. Dividends made by us will be authorized by the Board of Directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and our capital requirements.
Tax Status
ARCP currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, ARCP generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if ARCP maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income.
The OP is classified as a partnership for federal income tax purposes. As a partnership, the OP is not a taxable entity for federal income tax purposes. Instead, each partner in the OP is required to take into account its allocable share of the OP’s income, gains, losses, deductions, and credits for each taxable year. However, the OP may be subject to certain state and local taxes on its income and property.
The Company conducts substantially all of its Cole Capital business operations through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada, and as a result, it files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Many of our competitors have greater financial and other resources and may have other advantages over us. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the properties that we have targeted for acquisition. We may also incur costs on unsuccessful acquisitions that we will not be able to recover.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all material permits and approvals necessary under current law to operate our investments.
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
Employees
As of December 31, 2014, we had approximately 400 employees compared to 12 employees at December 31, 2013.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. However, net leases that require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance may reduce our exposure to increases in costs and operating expenses resulting from inflation.
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

Item 1A. Risk Factors.
This “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock.
Risks Related to Recent Events
Following the announcement made by the Company on October 29, 2014 that certain of its financial statements could no longer be relied upon, various broker-dealers and clearing firms participating in offerings of Cole Capital’s Managed REITs suspended sales activity with Cole Capital, resulting in a significant decrease in capital raising activity and, consequently, a decline in the overall revenue generated by Cole Capital. While the Company has completed the Restatement and has become current in its filings with the SEC, there can be no assurance that Cole Capital will successfully or timely reengage some or all of the broker-dealers and clearing firms that formerly participated in its Managed REITs’ offerings and, therefore, the long-term capital raising activity and financial success of Cole Capital could be adversely affected.
Three of the four Managed REITs currently sponsored and managed by Cole Capital have ongoing initial public offerings and are early in their acquisitions stage, with a large amount of real estate acquisitions to come in the future if and, to the extent such Managed REITs raise additional capital in their respective initial public offerings. Following the October 29, 2014 announcement made by the Company that, based upon the preliminary findings of the Audit Committee Investigation, the Audit Committee had concluded that certain of the Company’s financial statements could no longer be relied upon, various broker-dealers and clearing firms which were participating in the initial public offerings of Cole Capital’s Managed REITs notified Cole Capital that for an indefinite period of time, they would not participate in such Managed REITs’ initial public offerings. Further, following such suspensions, Cole Capital experienced certain personnel departures.
Cole Capital generates revenue from capital raising activity and advisory activity, the latter of which is also contingent upon successful capital raising activity as each of the Managed REITs is a blind pool whose portfolio is largely built through the deployment of proceeds received in the respective Managed REIT’s initial public offering. Revenue generated from Cole Capital’s capital raising activity is received in the form of dealer manager fees, which are earned at the point of sale of the Managed REITs’ common stock and, therefore, a reduction in capital raising activity directly results in a reduction in such dealer manager fees. Additionally, Cole Capital receives one-time acquisition fees and ongoing advisory fees from its advisory activity. Acquisition fees are earned, in large part, when Cole Capital deploys raised capital from a Managed REIT’s initial public offering into real estate acquisitions. Cole Capital also receives advisory fees determined by the value of each Managed REIT’s total assets. An increase in assets under management, which occurs as the Managed REITs deploy more raised capital, results in increased advisory fees. If the Managed REITs receive little or no proceeds from their initial public offerings, Cole Capital will receive little or no acquisition fees and asset management fees will remain at their same levels as the Managed REITs’ portfolios experience little increase in value, if any. Additional fees may be earned by Cole Capital following the completion of a Managed REIT’s initial public offering and deployment of capital therefrom and, therefore, a slowdown in capital raising activity could delay or eliminate Cole Capital’s receipt of those additional fees. A description of Cole Capital’s fees is contained in Note 20 – Related Party Transactions and Arrangements to the consolidated financial statements in this report.
While the Company has completed the Restatement and become current in its filings with the SEC, there can be no assurance that any or all of the broker-dealers and clearing firms participating in the initial public offerings of Cole Capital’s Managed REITs will reengage with Cole Capital on a timely basis or at all and that Cole Capital will find suitable replacements for its recently departed personnel. If these circumstances continue for a prolonged period of time, capital raising activity at Cole Capital would be negatively affected, reducing overall fee generation at Cole Capital and, therefore, the overall financial success of Cole Capital and the Company could be adversely affected and have an adverse effect on our financial condition, results of operations and cash flows. During the year ended December 31, 2014, we recorded significant impairment charges relating to the intangible asset value associated with the dealer manager and advisory contracts of the Managed REITs. See Note 3 – Summary of Significant Accounting Policies to the consolidated financial statements in this report for discussion of impairment charges.
Government investigations relating to the findings of the Audit Committee Investigation may require significant management time and attention, result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.
On November 13, 2014, we received the first of two subpoenas relating to the findings of the Audit Committee Investigation from the staff of the SEC, each of which calls for the production of documents. On December 19, 2014, we received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. The U.S. Attorney’s Office for the Southern District of New York has contacted counsel for the Company and counsel for the Audit Committee. We and the Audit Committee are cooperating with these regulators in their investigations. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to the matters described in this filing. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the ongoing governmental investigations and any future government inquiries, investigations or actions. These matters could require us to expend significant management time and incur significant legal and other expenses and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and penalties by us, which could have a material adverse effect on our financial condition, business, results of operations and cash flow. If any of these governmental authorities were to commence legal action, we could be required to pay significant penalties and could become subject to injunctions, a cease and desist order and other equitable remedies. We can provide no assurance as to the outcome of any governmental investigation.
ARCP and certain of our current and former officers and directors have been named as defendants in various lawsuits and other proceedings related to the findings of the Audit Committee Investigation and those lawsuits and other proceedings may require significant management time and attention, result in significant legal expenses or damages, including indemnification obligations, and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Between October 30, 2014 and January 20, 2015, the Company and its current and former officers and directors (along with others) were named as defendants in ten putative securities class action complaints in the United States District Court for the Southern District of New York. At a February 10, 2015 status conference, the court consolidated these actions and appointed a lead plaintiff. The consolidated case is captioned In re American Realty Capital Properties, Inc. Litigation, 1:15-mc-00040-AKH. The consolidated class action complaint asserts claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The proposed class period runs from May 6, 2013 to October 29, 2014. In light of certain additional disclosures made by the Company on March 2, 2015, lead plaintiff has indicated an intention to file an amended class action complaint. The court has set a deadline of April 17 for lead plaintiff to file its amended complaint, and set a deadline of May 29 for the defendants to respond to the amended complaint.
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
Between November 17, 2014 and January 29, 2015, nine shareholder derivative actions, purportedly in the name and for the benefit of the Company, were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Southern District of New York, the Circuit Court for Baltimore City, Maryland and the Supreme Court of the State of New York. On February 9, 2015 and February 20, 2015, three of the plaintiffs who filed actions in the New York federal court voluntarily dismissed those actions without prejudice. The remaining six actions seek money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the securities class actions negligence and breach of contract. On February 10, 2015 status conference, the court consolidated the SDNY Derivative Actions under the caption Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH) (the “SDNY Consolidated Derivative Action”) and directed the plaintiffs to file a consolidated amended complaint by March 10, 2015.  On February 18, 2015, the parties to the New York Derivative Action entered into a stipulation setting a deadline of April 20, 2015 for the Company and defendants to respond to the complaint in the action.  On March 10, 2015, the plaintiffs in the SDNY Consolidated Derivative Action filed a consolidated amended complaint.  The Company and defendants are required to file motions to dismiss the consolidated amended complaint in the SDNY Consolidated Derivative Action by April 3, 2015.  On March 18, 2015, the parties to the Maryland Derivative Actions entered into a stipulation providing for, among other things, the consolidation of those actions. The plaintiffs and certain defendants in the Maryland state action have sought to consolidate those two actions, after which the plaintiffs intend to file a consolidated complaint.
On December 18, 2014, a former employee, Lisa McAlister, filed a defamation action against the Company and certain of its former officers and directors in the New York Supreme Court, captioned McAlister v. American Realty Capital Properties, Inc., et al., Index No. 162499/2014. On January 26, 2015, ARCP and defendants filed a motion to dismiss plaintiff’s complaint. Subsequently, Ms. McAlister voluntarily dismissed her complaint.
On January 7, 2015, Ms. McAlister also filed a complaint, No. 2-4173-15-016, with the Occupational Safety and Health Administration of the United States Department of Labor. Subsequently, Ms. McAlister voluntarily withdrew her complaint.

On January 15, 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”).  The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. At the request of the parties, the court has set a deadline of May 29 for the defendants to respond to the complaint.
On February 20, 2015, the Company, certain of its current and former directors and officers, and ARC Properties Operating Partnership L.P. (in addition to several other individuals and entities) were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291 (the “Twin Securities Action”). The Twin Securities Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 14(a), 18, and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. The Company is not yet required to respond to the complaint in the Twin Securities Action.
As a result of the various litigations described above, we may be obligated to advance legal expenses to and indemnify our current and former directors, officers and employees, as well as certain outside individuals and entities, including underwriters of prior securities offerings and directors of Cole Real Estate Investment, Inc. and ARCT IV. In addition, any of these lawsuits or other legal proceedings may require significant management time and attention, result in significant legal expenses or damages and have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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
Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As previously disclosed in connection with the Restatements, the Company’s new management concluded that, as a result of certain material weaknesses at each evaluation date, the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at December 31, 2013, March 31, 2014 June 30, 2014 or September 30, 2014. Although, during the fourth quarter of 2014, the Company’s prior senior management resigned and new management commenced taking remedial actions, the existing material weaknesses had not been remediated at December 31, 2014 and, accordingly, management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective at that date. See Item 9A – “Controls and Procedures.”
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
We have not been in compliance with the requirements of NASDAQ for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance, our common stock may be delisted from trading on NASDAQ, which could have a material adverse effect on us and our shareholders.
We were delinquent in the filing of our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2014 (the “Third Quarter 10-Q”) and this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As a result, we have not been in compliance with the listing rules of NASDAQ. On January 12, 2015, we submitted a compliance plan to NASDAQ and the staff at NASDAQ granted us an exception to file our Third Quarter 10-Q and any other delinquent SEC filings on or before April 15, 2015 in order to enable us to regain compliance with the listing rules. We filed our Third Quarter 10-Q with the SEC on March 2, 2015 and have now filed this Form 10-K. As a result, we currently believe that we have adequately remedied our non-compliance with NASDAQ’s listing rules within NASDAQ’s terms of exception. However, there can be no assurance that NASDAQ will concur that we have remedied our current non-compliance, in which case our common stock could remain subject to delisting by NASDAQ. Moreover, although we may be able to avail ourselves of a cure period, if the Board of Directors does not appoint additional independent directors on or before April 1, 2015, we will not be in compliance with NASDAQ rules requires that we have a majority of independent directors and a three-member Audit Committee. If our common stock were delisted, there can be no assurance whether or when it would again be listed for trading on NASDAQ or any other securities exchange. In addition, the market price of our shares might decline and become more volatile, and our shareholders might find that their investment in our shares has limited liquidity. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.
Prior to the filing of this report and the provision of other required deliverables to the lenders under the credit facility, the amended credit agreement prohibited us and the OP from making distributions in respect of their respective common equity; although ARCP and the OP expect to this prohibition to end on the filing date of this report, there can be no assurance as to when or at what rate we and the OP will resume common equity distributions.
In connection with their entry into the Consent and Waiver (as defined below), ARCP and the OP agreed that, until such time as they had delivered the required financial statements and provided certain other financial deliverables to the lenders under the amended and restated credit agreement (the “Amended Credit Agreement”), ARCP and the OP would not make distribution payments in respect of our respective common equity. They expect this prohibition to end on the date of filing this report and providing this report and the other requisite deliverables to the lenders. However, there can be no assurance as to the timing of the declaration of their common stock distribution or the rate or frequency at which such distribution will be set and there can be no assurance that the rate at which they reinstate their common equity distributions will be consistent with the previous common equity distribution rate and frequency. Further, their ability to fund any future common equity distributions to be paid by ARCP and the OP to their respective common equity holders may be adversely affected by their recently reduced borrowing capacity under the Amended Credit Agreement.
The recent downgrades in our credit ratings by Standard & Poor’s and Moody’s could impact our access to capital and materially adversely affect our business and financial condition.
The credit ratings for our senior notes have been downgraded by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services to a non-investment grade credit rating and there can be no assurance that they will not be downgraded further. The current downgrade, and any further downgrade, could adversely affect the cost and availability of capital we can access, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our growth, such an adverse change in our credit rating could have a material adverse effect on our financial condition, results of operations and liquidity, the trading price of the notes, and future growth and on transactions in which we must obtain debt capital at an advantageous cost. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes.
As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.
We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until we have timely filed certain periodic reports required under the Securities Exchange Act of 1934 for 12 consecutive calendar months. There can be no assurance when we will meet this requirement, which depends in part upon our ability to file our periodic reports on a timely basis in the future. Should we wish to register the offer and sale of our securities to the public before we are eligible to do so on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.
Risks Related to Our Properties and Operations
Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.
We acquire primarily freestanding, single-tenant properties net leased primarily to investment-grade and other credit tenants. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we expect to finance future acquisitions through a combination of borrowings under a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”), as amended, proceeds from equity or debt offerings by ARCP or the Operating Partnership or its subsidiaries and proceeds from property contributions and divestitures, which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.
In addition, our growth strategy includes the disciplined acquisition of properties as opportunities arise. Our ability to acquire properties on satisfactory terms and successfully integrate and operate them is subject to the following significant risks:

•
we may be unable to acquire desired properties because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds, including the Managed REITs;

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

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations and cash flow, the per share trading price of our common stock, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be materially adversely affected.
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
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues. If a lease is terminated or defaulted on, we may experience difficulty or significant delay in re-leasing such property, or we may be unable to find a new tenant to re-lease the vacated space, which could result in us incurring a loss. To the extent that we have entered into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties. Additionally, we would then be obligated to re-lease all of the locations previously subject to the master lease. Overall, the current economic conditions may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.

The failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, would have a material adverse effect on us.
Our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. For example, the downturn in the global economy that commenced in 2008 may have adversely affected, or may in the future adversely affect, one or more of our tenants. If any of our tenants’ businesses experience significant adverse changes, they may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
If any of the foregoing were to occur, it could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all, which would have a material adverse effect on our results of operations and our financial condition. Furthermore, the consequences to us would be exacerbated if one of our major tenants were to experience an adverse development in its business that resulted in it being unable to make timely rental payments or to default under its lease. The occurrence of any of the situations described above would have a material adverse effect on our results of operations and our financial condition.
The acquisition of the Red Lobster Portfolio resulted in 11.6% of our annualized base rent as of December 31, 2014 being derived from a single tenant, which is a non-investment grade tenant that owns a business that has previously reported declines in revenues and other operational difficulties.
The acquisition of the Red Lobster Portfolio resulted in 11.6% of annualized base rent as of December 31, 2014 being derived from a single tenant, a wholly owned subsidiary of Golden Gate Capital. A downturn in the demand for casual restaurant dining generally or casual seafood dining at Red Lobster® restaurants specifically could adversely impact the ability of such tenant to satisfy its rent obligations. In addition, Red Lobster does not constitute an investment grade tenant and has reported declines in revenue. A default by such tenant could result in a material reduction in our cash flows or result in material losses in the value of our property portfolio.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions. In a sale-leaseback transaction, we purchase a property and then lease it back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property and, as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
We are subject to geographic concentrations, the most significant of which, as of December 31, 2014, are the following:

•	$175.3 million, or 12.7%, of our annualized rental income came from properties located in Texas;

•	$82.3 million, or 6.0%, of our annualized rental income came from properties located in Illinois;

•	$81.1 million, or 5.9%, of our annualized rental income came from properties located in Florida;

•	$75.7 million, or 5.5%, of our annualized rental income came from properties located in California; and

•	$67.9 million, or 4.9%, of our annualized rental income came from properties located in Georgia.

Any downturn of the economies in one or more of these states, or in any other state in which we, may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to us.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to pay dividends to holders of our capital stock may be reduced.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to stockholders.
The vast majority of our rental income comes from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not enter into net leases.
Long-term leases with tenants may not result in fair value over time.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases, could result in us receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution to our stockholders.
Any of our properties that incurs a vacancy could be difficult to sell or re-lease.
We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties, including our presently vacant property. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
Our properties may be subject to impairment charges.
We periodically evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. During the year ended December 31, 2014, we recorded significant property related impairment charges. See Note 3 – Summary of Significant Accounting Policies to the consolidated financial statements in this report for discussion of impairment charges.
Our real estate investments are relatively illiquid and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
The real estate investments made, and to be made, by us are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of a property. In addition, the Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. We may be unable to realize our investment objectives by disposition or refinancing of a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
Our investments in properties backed by below investment grade credits will have a greater risk of default.
As of December 31, 2014, 53.1% of our annualized rental income is derived from tenants who do not have investment grade credit ratings from a major ratings agency or are not affiliates of companies having an investment grade credit rating. We also may invest in other properties in the future where the tenant is not rated or the tenant’s credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.
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
Since ARCP’s inception in 2010, ARCP has experienced net losses (calculated in accordance with GAAP) each fiscal year and, as of December 31, 2014, had an accumulated deficit of $2.8 billion. The extent of ARCP’s future operating losses and the timing of when ARCP will achieve profitability are uncertain, and depends on the demand for, and value of, ARCP’s portfolio of properties and ARCP may never achieve or sustain profitability.
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
Our cash flows provided by operations were $502.9 million for the year ended December 31, 2014. During the year we paid dividends of $920.3 million partially funded from cash flows from operations and through $3.3 billion from proceeds of financing activities, which exclude dividends paid. Additionally, we may in the future pay dividends from sources other than from our cash flow from operations.
We may not generate sufficient cash flow from operations to pay dividends. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, and/or the sale of additional securities to fund distributions, we may use the proceeds from offerings of securities. We have not established any limit on the amount of proceeds from an offering that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.
If we fund dividends from the proceeds of offerings of securities, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of assets or the proceeds of offerings of securities may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of dividends from these sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the dividends payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
We disclose Funds from Operations (“FFO”) and adjusted funds from operations (“AFFO”), which are non-GAAP financial measures, including in documents filed with the SEC; however, FFO and AFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors FFO and AFFO, which are non-GAAP financial measures. See ’’Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Adjusted Funds from Operations.’’ FFO and AFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and AFFO and GAAP net income differ because one or both of FFO and AFFO exclude gains and losses from the sale of property, plus depreciation and amortization, merger related and other non-routine transaction costs, acquisition-related fees and expenses and other non cash charges.
Because of the differences between FFO and AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.
Operating expenses of our properties will reduce our cash flow and funds available for future distributions.
For certain of our properties, we are responsible for some or all of the operating costs of the property. In some of these instances, our leases require the tenant to reimburse us for all or a portion of these costs, either in the form of an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.
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
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction, related to our formation transactions, the Recent Acquisitions and certain other property acquisitions, and expect in the future to continue to assume existing liabilities related to our property acquisitions. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, they could adversely affect our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.
We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which would include funds sponsored by us) offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.
The value of our real estate investments is subject to risks associated with our real estate assets and with the real estate industry.
Our real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

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

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations and cash flow, the market price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be materially adversely affected.
A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Based on comments received, a revised exposure was released in May 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable. After receiving extensive comments on the Exposure Drafts, the Boards are considering all feedback received and are re-deliberating all significant issues through 2015.
Risks Related to Financing
We will rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.
In order to qualify as a REIT under the Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.
We expect to rely on external sources of capital, including debt and equity financing, to fund future capital needs. However, the U.S. and global economic slowdown that commenced in 2008 has had an impact on the capital environment, characterized by limited availability, increasing costs and significant volatility. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature.

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
The availability of equity capital to us will depend, in part, on the market price of our common stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•	the extent of investor interest, including the impact of recent events;

•	our ability to satisfy the dividend requirements applicable to REITs;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	analyst reports about us and the REIT industry;

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
Our failure to meet market expectations with regard to future earnings and cash dividends would likely adversely affect the market price of our common stock and, as a result, the availability of equity capital to us. See also “–As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.”
We have substantial amounts of indebtedness outstanding, which may affect our ability to make dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.
As of December 31, 2014, our aggregate indebtedness was $10.5 billion. We may incur significant additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property.
We intend to incur additional indebtedness in the future, including borrowings under our existing $3.6 billion Credit Facility. At December 31, 2014, we had $416.0 million undrawn commitments under the Credit Facility.
Payments of principal and interest on borrowings may leave us with insufficient cash resources to make the dividend payments necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including as follows:

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
 If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in the Credit Facility), we may automatically be in default under any other loan or indenture that has cross-default provisions (including the Credit Facility), and further borrowings under the Credit Facility will be prohibited, outstanding indebtedness under the Credit Facility, our indenture or such other loans may be accelerated, and to the extent the Credit Facility, our indenture or such other loans are secured, directly or indirectly by any properties or assets, lenders or trustees under the Credit Facility, our indenture or such other loans may foreclose on the collateral securing such indebtedness as a result. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements or indentures, could adversely affect our financial condition and operating results.
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
The indenture governing our senior notes and the Amended Credit Agreement contain restrictive covenants that limit our operating flexibility.
The indenture governing our senior notes and the Amended Credit Agreement require us to meet specified financial and operating covenants, including financial maintenance covenants with respect to maximum consolidated leverage ratio, maximum secured recourse indebtedness, minimum fixed charge coverage, minimum borrowing base interest coverage, maximum secured leverage, minimum tangible net worth and maximum variable rate indebtedness and borrowing base asset value ratio. In addition, the Amended Credit Agreement contains certain customary negative covenants that restrict the ability of our OP to incur secured and unsecured indebtedness. These covenants may restrict our ability to expand or fully pursue our business strategies or certain acquisition transactions. Further, pursuant to two amendments to the Amended Credit Agreement executed in the fourth quarter of 2014 following the announcements made by the Company on October 29, 2014 with respect to its financial statements, certain covenants and terms related thereto became more restrictive, including: a requirement that we maintain a minimum unencumbered asset value of $10.5 billion; the reduction of our overall borrowing capacity to $3.6 billion; and the removal of a “covenant holiday” upon our consummation of a material acquisition. Our ability to pay distributions could also be impacted by these restrictions.
Our ability to comply with these and other provisions of the indenture governing our senior notes and the Amended Credit Agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. Any failure to comply with these financial maintenance covenants and negative covenants would constitute a default under the Credit Facility and/or senior note indenture, as applicable and would prevent further borrowings under the Credit Facility, and could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become highly leveraged in the future, which could adversely affect our financial condition.
Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. While we intend to limit our indebtedness to maintain an overall net debt to gross asset value of approximately 45% to 55%, provided that we may exceed this amount for individual properties in select cases where attractive financing is available, our governing documents contain no limitations on the amount of debt that we may incur and the Amended Credit Agreement contains less strict limitations. Further, the Board of Directors may change our financing policy at any time without stockholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future, which could result in an increase in our debt service and harm our financial condition.
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
Additional Risks Relating to our REI Segment
The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth which, if significantly slower than expected, could have a negative impact on the performance of our investment portfolio.
The U.S. economy is in its fifth year of recovery from a severe global recession. Based on moderate economic growth in the future, and historically low levels of new supply in the commercial real estate pipeline, a stronger recovery is forecasted for all property sectors over the next two years. Nevertheless, this ongoing economic recovery remains fragile, and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected as a result of reduced tenant demand. A severe weakening of the economy or a renewed recession could also lead to higher tenancy default and vacancy rates, which could create an oversupply of rentable space, increased property concessions and tenant improvement expenditures and reduced rental rates to maintain occupancies. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of your investment.

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
Following our consummation of the Cole and CapLease Mergers, we began to engage in build-to-suit programs and acquisition of properties under development. In connection with these businesses, we enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may advance significant amounts in connection with certain development projects as well. We may continue this business.
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for newly developed properties, we anticipate that it will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that it will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit, the development company typically will not have acquired title to any real property and there is a risk that its earnest money deposit made to the development company may not be fully refunded.
Additional Risks Relating to our Cole Capital Segment
Cole Capital, which was acquired from Cole, is subject to risks that are particular to their role as sponsor and dealer manager for direct investment program offerings.
Cole Capital, including Cole Capital Corporation, which was Cole’s broker-dealer subsidiary and is a wholesale broker-dealer registered with the SEC and a member firm of FINRA, is subject to various risk and uncertainties that are common in the securities industry. Such risks and uncertainties include:

•	the volatility of financial markets;

•	extensive governmental regulation;

•	litigation; and

•	intense competition.
Cole Capital, which involves sponsoring and distributing interests in direct investment programs, will depend on a number of factors including our ability to enter into agreements with broker-dealers and independent investment advisors who will sell interests to their clients, our success in investing the proceeds of each offering, managing the properties acquired and generating cash flow to make distributions to investors in our direct investment programs and our success in entering into liquidity event for the direct investment programs. We are subject to competition from other sponsors and dealer managers of direct investment programs and other investments, and there can be no assurance that this business will be successful.
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
In addition, Cole Capital is subject to risks that are particular to its function as a wholesale broker-dealer and sponsoring non-traded REITs. For example, the broker-dealer provides substantial promotional support to broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other mass forms of communication. Due to Cole Capital acting as a sponsor of non-traded REITs and the volume of materials that Cole Capital Corporation may provide throughout the course of an offering, much of Cole Capital’s activities may be scrutinized by regulators. We and Cole Capital Corporation may be exposed to significant liability under federal and state securities laws. Additionally, Cole Capital Corporation may be subject to fines and suspension from the SEC and FINRA. For a description of recent developments that affected Cole Capital, see “– Following the announcements made by the Company on October 29, 2014 that certain of its financial statements could no longer be relied upon, various broker-dealers and clearing firms participating in offerings of Cole Capital’s Managed REITs suspended sales activity with Cole Capital, resulting in a significant decrease in capital raising activity and, consequently, a decline in the overall revenue generated by Cole Capital. While the Company has completed its restatements and has become current in its filings with the SEC, there can be no assurance that Cole Capital will successfully or timely reengage all of the broker-dealers and clearing firms that participated in its Managed REITs’ offerings prior to the October 29, 2014 announcements and, therefore, the capital raising activity and long-term financial success of Cole Capital could be negatively affected.”
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
Risks Related to our Organization and Structure
We are a holding company with no direct operations. As a result, we rely on funds received from the Operating Partnership to pay liabilities and dividends, our stockholders’ claims will be structurally subordinated to all liabilities of the Operating Partnership and our stockholders do not have any voting rights with respect to the Operating Partnership’s activities, including the issuance of additional OP units.
We are a holding company and conduct all of our operations through the Operating Partnership. We do not have, apart from our ownership of the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including tax liability on taxable income allocated to us from the Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income).
In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
As of December 31, 2014, we owned approximately 97.4% of the OP units in the Operating Partnership. However, the Operating Partnership may issue additional OP units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders will not directly own any OP units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

Our charter and bylaws and Maryland law contain provisions that may delay or prevent a change of control transaction.
Our charter, subject to certain exceptions, limits any person to actual or constructive ownership of no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retroactively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from the ownership limits to any person whose ownership, direct or indirect, in excess of the 9.8% ownership limit would cause us to fail to qualify as a REIT. In addition, our charter provides that we may not consolidate, merge, sell all or substantially all of our assets or engage in a share exchange unless such actions are approved by the affirmative vote of at least two-thirds of the Board of Directors. The ownership limits and the other restrictions on ownership and transfer of our stock and the Board approval requirements contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Further, certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of requiring a third party seeking to acquire us to negotiate with the Board of Directors, including:

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

The Board of Directors previously adopted a resolution which exempted certain business combination transactions from the above requirements, as permitted by the MGCL. Such transactions would include combinations: (1) between us and any person, provided that such business combination is first approved by the Board of Directors (including a majority of directors who are not affiliates or associates of such person); and (2) between us and ARC, the Former Manager, the Operating Partnership or any of their respective affiliates. Consequently, the five-year prohibition and the supermajority vote requirements described above will not apply to such business combinations. However, if this resolution is repealed, or the Board of Directors does not otherwise approve a business combination with a person other than ARC, the Former Manager, the Operating Partnership or any of their respective affiliates, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Additionally, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, we may, by amendment to our bylaws, opt in to the control shares provisions of the MGCL in the future.
Finally, Title 3, Subtitle 8 of the MGCL permits the Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then current market price. While we continue to consider these corporate governance matters, our governing documents and the MGCL provide the above-described protections against a change of control transaction, among others.
The Board of Directors may create and issue a class or series of common or preferred stock without stockholder approval.
The Board of Directors is empowered under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. The Board of Directors may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our capital stock. The issuance of any such stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.
Certain provisions in the LPA may delay or prevent unsolicited acquisitions of us.
Certain provisions in the LPA may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on the OP units;

•	the ability of the General Partner in some cases to amend the LPA without the consent of the limited partners;

•
the right of the limited partners to consent to transfers of the general partnership interest of the General Partner and mergers or consolidations of our company under specified limited circumstances; and

•	restrictions relating to our qualification as a REIT under the Code.
The LPA also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Tax protection provisions on certain properties could limit our operating flexibility.
We have agreed with the ARC Real Estate Partners, LLC, an affiliate of the Former Manager, to indemnify it against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the continuing properties acquired by us in the formation transactions, in a taxable transaction. However, we can sell these properties in a taxable transaction if we pay ARC Real Estate Partners, LLC cash in the amount of its tax liabilities arising from the transaction and tax payments. These tax protection provisions apply until September 6, 2021, which is the 10th anniversary of the closing of our IPO. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for the Contributor to guarantee. We agreed to these provisions in order to assist the Contributor in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.
The Company’s fiduciary duties as sole general partner of the Operating Partnership could create conflicts of interest.
The Company has fiduciary duties to the Operating Partnership and the limited partners in the Operating Partnership, the discharge of which may conflict with the interests of its stockholders. The LPA provides that, in the event of a conflict between the duties owed by the Company’s directors to the Company and the duties that the Company owes in its capacity as the sole general partner of the Operating Partnership to the Operating Partnership’s limited partners, the Company’s directors are under no obligation to give priority to the interests of such limited partners. As a holder of OP units, the Company will have the right to vote on certain amendments to the LPA (which require approval by a majority in interest of the limited partners, including the Company) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of the Company in its capacity as sole general partner of the Operating Partnership in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of the Company’s stockholders. For example, the Company cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the LPA, without their consent, even though modifying such rights might be in the best interest of the Company’s stockholders generally.
The Board of Directors may change significant corporate policies without stockholder approval.
Our investment, financing, borrowing and dividend policies and our policies with respect to other activities, including growth, debt, capitalization and operations, will be determined by the Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, the Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.
We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive team and staff. While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. Additionally, integration of the Recent Acquisitions can be disruptive and may lead to the departure of key employees. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could seriously damage our business and adversely affect our results of operations.
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
Risks Relating to the Recent Acquisitions
We could incur liability as a result of a lawsuit to which Cole is subject in connection with the merger between Cole and Cole Holdings Corporation (“Cole Holdings”), pursuant to which Cole became a self-managed REIT.
Three outstanding putative class action and/or derivative lawsuits, which were filed in early 2014, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings, pursuant to which Cole became a self-managed REIT. The Court in one of the lawsuits has granted defendants’ motion to dismiss with prejudice, but the plaintiffs have filed a notice of appeal of this dismissal. The other two lawsuits, which also purport to assert claims under the Securities Act, are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014.
Whether or not any plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect our operations.
We could incur liability as a result of an adverse judgment in litigation challenging one or more of our Recent Acquisitions, including the Cole Merger, the CapLease Merger and the ARCT III Merger.
Stockholders of Cole have filed lawsuits and may file additional lawsuits challenging the Cole Merger, which name and may name ARCP as a defendant. To date, eleven such lawsuits have been filed. Two putative class actions have been filed in in the U.S. District Court of Arizona, captioned as: (i) Wunsch v. Cole Real Estate Investment, Inc., et al.; and (ii) Sobon v. Cole Real Estate Investments, Inc., et al. Eight other putative stockholder class action lawsuits have been filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole Real Estate Investments, Inc., et al.; (ii) Branham v. Cole Real Estate Investments, Inc., et al.; (iii) Wilfong v. Cole Real Estate Investments, Inc., et al.; (iv) Polage v. Cole Real Estate Investments, Inc., et al.; (v) Flynn v. Cole Real Estate Investments, Inc., et al.; (vi) Corwin v. Cole Real Estate Investments, Inc., et al.; (vii) Green v. Cole Real Estate Investments, Inc., et al.; and (viii) Morgan v. Cole Real Estate Investments, Inc., et al. (collectively, the ‘‘Baltimore Actions’’). All of these lawsuits name ARCP, Cole and the Cole board of directors as defendants. All of the named plaintiffs in the Baltimore Actions and the two actions filed in the U.S. District Court of Arizona claim to be Cole stockholders and purport to represent all holders of Cole’s common stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff, the other public stockholders of Cole and to Cole, and that certain entity defendants aided and abetted those breaches. In addition, certain lawsuits claim that the individual defendants breached their duty of candor to our stockholders and the Branham, Polage and Flynn lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The eight Baltimore Actions were consolidated on December 12, 2013. The Wunsch and Sobon lawsuits, which were consolidated by court order on January 17, 2014, also allege that the joint proxy statement filed in relation to the Cole Merger contains materially incomplete and misleading disclosures in violation of Sections 14(a) and 20(a) of the Exchange Act. Among other remedies, the complaints seek money damages, costs and attorneys’ fees.
On January 10, 2014, solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing, ARCP, Cole and the other named defendants in the Baltimore Actions entered into a memorandum of understanding with the plaintiffs in the Baltimore Actions to settle the cases. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. On August 14, 2014, the parties in the Baltimore Actions executed a Stipulation and Release and Agreement of Compromise and Settlement (the “Settlement Stipulation”). The parties in the Baltimore Actions submitted the Settlement Stipulation, along with related filings, for approval by the Maryland court on August 18, 2014. On August 25, 2014, the Baltimore Court entered an Order on Preliminary Approval of Derivative and Class Action Settlement and Class Action Certification (the “Preliminary Approval Order”). Pursuant to the Preliminary Approval Order, the defendants mailed the Notice of Pendency of Derivative and Class Action (the “Class Notice”) to the Cole shareholders on October 7, 2014. On December 3, 2014, the parties in the Baltimore Actions executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Settlement Stipulation. A final settlement hearing in the Baltimore Actions was held on December 12, 2014, and on January 13, 2015, the Baltimore Court issued an order approving the settlement pursuant to the terms of the Amended Stipulation. Two objectors subsequently filed a notice of appeal of the settlement order. Following court approval of the settlement of the Baltimore Actions, the Wunsch case was dismissed voluntarily on January 21, 2015.
One additional putative class action has been filed in the Supreme Court of New York, captioned as: Realistic Partners v. Schorsch et al. (the ‘‘Realistic Partners Action’’). This lawsuit names ARCP, the ARCP board of directors and Cole as defendants. The named plaintiff claims to be an ARCP stockholder and purports to represent all holders of ARCP’s common stock. The complaint generally alleges that ARCP and the individual defendants breached a fiduciary duty of candor allegedly owed to plaintiff and to the other public stockholders of ARCP, and that Cole aided and abetted those breaches. On January 17, 2014, solely to avoid the costs, risks, and uncertainties inherent in litigation and without admitting any liability or wrongdoing, ARCP, Cole and the other named defendants in the Realistic Partners Action entered into a memorandum of understanding with the plaintiff in the Realistic Partners Action to settle the case. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to ARCP’s and Cole’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled by the court to consider the fairness, reasonableness, and adequacy of the settlement. In the event the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the Cole Merger, the Cole Merger Agreement, and any disclosure made in connection therewith, among other claims, pursuant to terms that will be disclosed to stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel in the Realistic Partners Action will file a petition in the court for an award of attorneys’ fees and expenses to be paid by ARCP, which the defendants may oppose. ARCP will pay or cause to be paid any attorneys’ fees and expenses awarded by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
A number of lawsuits by CapLease’s stockholders have been filed challenging the CapLease Merger, some of which name ARCP and the OP as defendants. Additionally, a lawsuit was commenced on behalf of holders of certain series of CapLease’s preferred stock in connection with the CapLease Merger alleging that the conversion of such preferred stock pursuant to the terms of the CapLease Merger Agreement violated the Articles Supplementary classifying and designating such preferred stock.
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
Following the Recent Acquisitions, we have an expanded portfolio and operations and may continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
ARCP may be unable to integrate the recently acquired GE Capital, Fortress, Red Lobster and Inland Portfolios into ARCP’s existing portfolio or CapLease’s, ARCT IV’s and Cole’s businesses with ARCP’s business successfully and realize the anticipated synergies and related benefits of such transactions and other pending acquisitions or do so within the anticipated timeframe.
ARCP’s consummation of the CapLease Merger, the ARCT IV Merger and the Cole Merger, involves the combination of companies that, prior to the consummation thereof, operated as independent companies. Additionally, ARCP recently acquired the GE Capital, Fortress, Red Lobster and Inland Portfolios. ARCP may be required to devote significant management attention and resources to integrating ARCP’s business practices and operations with those of CapLease, ARCT IV and Cole and the acquired GE Capital, Inland, Red Lobster and Fortress Portfolios. Potential difficulties ARCP may encounter in the integration process include the following:

•
the inability to successfully combine ARCP’s business with CapLease’s, ARCT IV’s or Cole’s business or the GE Capital, Inland and Fortress Portfolios into ARCP’s portfolio, in each case in a manner that permits the combined company to achieve the anticipated cost savings, which would result in the anticipated benefits of the mergers and acquisitions not being realized in the timeframe anticipated or at all;

•	the complexities associated with managing the combined business out of several different locations and integrating personnel from the two companies;

•	the additional complexities of combining companies with different histories, cultures, potential regulatory restrictions, markets and tenant bases;

•	the failure to retain ARCP’s key employees or those of CapLease or Cole;

•	the inability to divest certain ARCT IV, CapLease or Cole assets not fundamental to ARCP’s business;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the combinations; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the mergers and acquisitions described above and integrating the operations related thereto.
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
U.S. Federal Income and Other Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2011 and believe we have operated, and intend to operate, in a manner that has allowed us to have qualified as a REIT and will allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if the Board of Directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we have been or will be successful in qualifying to be taxed as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could result in our disqualification as a REIT for past or future periods.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. In addition, we may not make sufficient dividends to avoid income and excise taxes on retained income. We also may decide to retain net capital gain we earn from the sale or other disposition of our property or other assets and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated for federal income tax purposes as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investments.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we generally will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction and/or (c) structuring certain dispositions of our properties to comply with the requirements of a prohibited transaction “safe harbor” available under the Code for properties that, among other requirements, have been held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, as of the end of each calendar quarter, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.
A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to advisory agreements with the Managed REITs. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If our operating partnership failed to qualify as a partnership or was not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investments. In addition, if one or more of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, then it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in our own stock, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions stockholders receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make taxable stock distributions, such as distributions that are payable in cash and/or shares of our common stock at the election of each stockholder. Taxable stockholders receiving taxable stock distributions will be required to include the amount of such distributions (i.e., the value of the stock received plus the amount of any cash received) as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
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
Dividends that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our dividends may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a nondividend distribution generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A nondividend distribution is not taxable to the extent of a stockholder’s adjusted basis in our common stock, but instead has the effect of reducing such adjusted basis, but not below zero, in our common stock. Any nondividend distribution in excess of a stockholder’s adjusted basis in our common stock, will be taxed to such stockholder as long term capital gain if such stockholder held our common shares for more than one year, or short term capital gain, if the shares of our stock have been held for one year or less.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum federal tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (not including the net investment income tax). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The ability of the Board of Directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce dividends to our stockholders.
Our charter provides that the Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may incur adverse tax consequences if ARCT III, CapLease, ARCT IV or Cole has failed qualify as a REIT for U.S. federal income tax purposes.
If ARCT III, CapLease, ARCT IV or Cole has failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to the ARCT III Merger, the CapLease Merger, the ARCT IV Merger and the Cole Merger, respectively, we may inherit significant tax liabilities and could fail to qualify as a REIT should disqualifying activities continue after the mergers.
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
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides the Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. The Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by the Board of Directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as, and to the extent, may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, by us generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a distribution of USRPI gain will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States; and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one year period ending on the date of such distribution. We anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, although, no assurance can be given that this will be the case.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be publicly traded, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
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
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are tax-exempt stockholders.
Even if we qualify as a REIT for federal income tax purposes and incur no federal corporate or excise taxes on our federal taxable income, we may still be subject to various taxes in the state, local and foreign taxing jurisdictions in which we directly or indirectly own properties or otherwise conduct business.
Not all taxing jurisdictions recognize the favorable tax treatment afforded to REITs under the Code. As such, we may be subject to regular corporate net income taxes in certain state, local or foreign taxing jurisdictions. In addition, we, the Operating Partnership, our TRSs, and/or other entities through which we conduct our business may also be subject to state, local or foreign income, franchise, sales, transfer, excise or other taxes. Any taxes that we incur directly or indirectly will reduce our cash available for distribution to our stockholders. Additionally, changes in state, local or foreign tax law could reduce the cash flow from certain investments made by us and could make such investments less attractive to potential buyers when we seek to liquidate such investments.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
General
As of December 31, 2014, we owned 4,648 properties, comprised of 103.1 million square feet and located in 49 states, the District of Columbia, Puerto Rico, and Canada. Our properties were 99.3% occupied with a weighted-average remaining lease term of 11.8 years as of December 31, 2014.

Industry Distribution
The following table details the industry distribution of our portfolio as of December 31, 2014 (dollars in thousands):

Industry	Number of Leases	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Accommodation & Food Services	1	9,513	—%	$228	—%
Administrative & Support Services	5	430,227	0.4%	4,054	0.3%
Agricultural	2	137,520	0.1%	1,245	0.1%
Billboard	5	—	—%	53	—%
Construction	1	27,115	—%	344	—%
Education	5	1,887,164	1.8%	20,763	1.5%
Entertainment & Recreation	23	850,981	0.8%	15,752	1.1%
Finance	309	3,086,515	3.0%	65,965	4.8%
Government & Public Services	31	1,275,972	1.2%	30,995	2.3%
Healthcare	82	1,662,903	1.6%	30,246	2.2%
Information & Communications	17	1,507,709	1.5%	27,289	2.0%
Insurance	20	2,163,389	2.1%	40,764	3.0%
License Agreement	8	—	—%	8	—%
Logistics	63	4,800,451	4.7%	41,507	3.0%
Manufacturing	69	19,428,581	18.8%	127,237	9.2%
Mining & Natural Resources	16	736,172	0.7%	14,744	1.1%
Other Services	38	5,234,675	5.1%	19,417	1.4%
Parking Lot	2	8,400	—%	38	—%
Professional Services	72	4,242,109	4.1%	59,606	4.3%
Real Estate	3	44,059	—%	658	—%
Rental	44	712,860	0.7%	6,734	0.5%
Restaurants - Other	998	6,818,126	6.6%	253,936	18.4%
Restaurants - Quick Service	1,218	4,372,927	4.2%	121,506	8.8%
Retail - Apparel & Jewelry	15	1,402,799	1.4%	15,311	1.1%
Retail - Automotive	167	1,197,391	1.2%	21,987	1.6%
Retail - Department Stores	14	1,050,948	1.0%	8,591	0.6%
Retail - Discount	830	10,282,525	10.0%	93,982	6.8%
Retail - Electronics & Appliances	23	701,381	0.7%	9,617	0.7%
Retail - Gas & Convenience	127	526,556	0.5%	27,114	2.0%
Retail - Grocery & Supermarket	87	5,631,656	5.5%	59,055	4.3%
Retail - Hobby, Books & Music	10	364,971	0.4%	3,557	0.3%
Retail - Home & Garden	103	7,866,439	7.6%	57,724	4.2%
Retail - Home Furnishings	39	452,976	0.4%	7,400	0.5%
Retail - Internet	3	3,048,444	3.0%	14,159	1.0%
Retail - Office Supply	5	97,396	0.1%	1,355	0.1%
Retail - Pet Supply	25	902,817	0.9%	18,444	1.3%
Retail - Pharmacy	339	4,915,236	4.8%	110,836	8.1%
Retail - Specialty (Other)	27	575,679	0.6%	6,362	0.5%
Retail - Sporting Goods	22	1,271,446	1.2%	14,876	1.1%
Retail - Warehouse Clubs	17	2,630,903	2.6%	22,368	1.7%
Transportation	1	49,920	—%	6	—%
Utilities	2	40,734	—%	931	0.1%
Vacant	43	700,961	0.7%	—	—%
	4,931	103,148,546	100%	$1,376,764	100%

Geographical Distribution
The following table details the geographic distribution of our portfolio as of December 31, 2014 (dollars in thousands):

State/Possession	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Alabama	158	1,765,783	1.7%	$32,818	2.4%
Alaska	3	25,070	—%	774	0.1%
Alberta	4	31,667	—%	1,912	0.1%
Arizona	88	3,009,724	2.9%	53,067	3.9%
Arkansas	103	1,027,467	1.0%	13,083	1.0%
California	102	5,028,083	4.9%	75,691	5.5%
Colorado	59	1,935,612	1.9%	29,251	2.1%
Connecticut	20	99,818	0.1%	2,840	0.2%
Delaware	12	106,658	0.1%	2,582	0.2%
District of Columbia	1	3,210	—%	44	—%
Florida	303	5,230,412	5.1%	81,141	5.9%
Georgia	227	5,010,854	4.9%	67,873	4.9%
Idaho	20	146,935	0.1%	4,542	0.3%
Illinois	193	6,136,866	6.0%	82,280	6.0%
Indiana	147	5,972,034	5.8%	46,595	3.4%
Iowa	54	1,621,488	1.6%	15,524	1.1%
Kansas	53	2,400,807	2.3%	17,035	1.2%
Kentucky	95	2,242,251	2.2%	27,355	2.0%
Louisiana	103	1,685,842	1.6%	23,878	1.7%
Maine	25	648,410	0.6%	8,547	0.6%
Manitoba	2	15,900	—%	827	0.1%
Maryland	35	871,590	0.8%	17,910	1.3%
Massachusetts	41	2,650,803	2.6%	31,059	2.3%
Michigan	194	2,495,930	2.4%	39,966	2.9%
Minnesota	48	585,633	0.6%	9,188	0.7%
Mississippi	81	1,843,066	1.8%	16,397	1.2%
Missouri	172	1,954,947	1.9%	27,910	2.0%
Montana	10	85,057	0.1%	1,701	0.1%
Nebraska	25	695,991	0.7%	12,719	0.9%
Nevada	33	753,105	0.7%	9,870	0.7%
New Hampshire	20	250,717	0.2%	4,398	0.3%
New Jersey	39	1,693,388	1.6%	37,458	2.7%
New Mexico	57	934,278	0.9%	14,514	1.0%
New York	94	1,809,498	1.8%	34,465	2.5%
North Carolina	187	3,965,561	3.8%	43,417	3.2%
North Dakota	12	200,818	0.2%	4,589	0.3%
Ohio	301	5,829,486	5.7%	56,768	4.1%
Oklahoma	90	2,113,928	2.0%	27,318	2.0%
Ontario	11	77,885	0.1%	4,242	0.3%
Oregon	17	319,773	0.3%	4,433	0.3%
Pennsylvania	176	5,806,529	5.6%	60,286	4.4%
Puerto Rico	3	87,550	0.1%	2,429	0.2%

State/Possession	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Rhode Island	14	214,079	0.2%	$3,649	0.3%
Saskatchewan	2	16,800	—%	796	0.1%
South Carolina	126	3,380,193	3.3%	30,641	2.2%
South Dakota	11	124,104	0.1%	1,614	0.1%
Tennessee	137	3,487,182	3.4%	34,528	2.5%
Texas	628	12,037,105	11.7%	175,323	12.7%
Utah	14	142,598	0.1%	3,178	0.2%
Vermont	8	36,749	—%	734	0.1%
Virginia	120	2,135,543	2.1%	38,281	2.8%
Washington	27	492,078	0.5%	11,840	0.9%
West Virginia	44	271,806	0.3%	6,917	0.5%
Wisconsin	88	1,569,827	1.5%	18,858	1.4%
Wyoming	11	70,058	0.1%	1,709	0.1%
	4,648	103,148,546	100.0%	$1,376,764	100.0%
Tenant Concentration
Red Lobster’s annualized rental income, on a straight-line basis, represented 11.6% of consolidated annualized rental income on a straight-line basis as of December 31, 2014.

Property Type
The following table details the property type of our portfolio as of December 31, 2014 (dollars in thousands):

Property Type	Number of Properties	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio
Billboard	4	—	—%	$51	—%
Construction in Progress	22	710,262	0.7%	6,782	0.5%
Distribution	94	28,303,085	27.4%	142,393	10.3%
Industrial	79	11,766,597	11.5%	67,213	4.9%
Multi-Tenant Retail	20	1,880,571	1.8%	26,501	1.9%
Office	165	17,414,512	16.9%	314,059	22.9%
Parking Lot	1	8,400	—%	1	—%
Restaurant	2,175	11,084,904	10.7%	372,200	27.0%
Retail	2,084	31,736,460	30.8%	447,564	32.5%
Vacant	4	243,755	0.2%	—	—%
	4,648	103,148,546	100.0%	$1,376,764	100.0%
Property Financing
Our mortgage notes payable consist of the following as of December 31, 2014 and 2013 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
December 31, 2014	776	$3,689,795	4.88%	6.18
December 31, 2013	177	$1,258,661	3.42%	3.41
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 2.75% to 7.20% at December 31, 2014 and 1.83% to 6.28% at December 31, 2013.

(2)	Weighted-average remaining years until maturity as of December 31, 2014 and 2013, respectively.

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
Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us over the next 10 years. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (amounts in thousands):

Future Minimum Base Rent Payments
2015	$1,249,809
2016	1,244,263
2017	1,212,087
2018	1,174,316
2019	1,132,671
2020	1,093,941
2021	1,051,088
2022	971,473
2023	890,911
2024	811,181
Thereafter	5,238,869
$16,070,609
Future Lease Expirations
The following is a summary of lease expirations for the next 10 years at the properties we own as of December 31, 2014 (dollar amounts in thousands):

Year of Expiration	Number of Leases Expiring	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2015	129	1,764,327	1.7%	$20,620	1.5%
2016	153	3,555,200	3.5%	34,004	2.5%
2017	278	5,073,324	4.9%	59,116	4.3%
2018	248	3,107,173	3.0%	41,052	3.0%
2019	201	3,343,272	3.2%	56,797	4.1%
2020	188	3,672,980	3.6%	45,729	3.3%
2021	183	12,263,521	11.9%	92,984	6.8%
2022	265	9,379,757	9.1%	79,730	5.8%
2023	234	6,536,828	6.3%	86,953	6.3%
2024	199	10,305,839	10.0%	127,311	9.3%
	2,078	59,002,221	57.2%	$644,296	46.9%
Item 3. Legal Proceedings.
The information contained under the heading “Litigation” in Note 17 – Commitments and Contingencies to our consolidated financial statements in this report is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our common stock is currently traded on the NASDAQ under the symbol “ARCP”. Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the S&P 500 Index (“S&P 500”) for the period commencing September 6, 2011, the date of our IPO, and ending December 31, 2014. The graph assumes an investment of $100 on September 6, 2011.

Comparison to Cumulative Total Return

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by NASDAQ and the dividends paid per common share in each such period:

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014
High	$14.92	$18.05	$15.36	$13.94	$14.96	$14.17	$13.44	$12.48
Low	$12.45	$13.99	$12.13	$12.16	$12.60	$11.76	$12.00	$7.38
Close	$14.67	$15.26	$12.20	$12.85	$14.02	$12.53	$12.06	$9.05

Dividends paid monthly per common share	$0.23	$0.23	$0.23	$0.23	$0.33	$0.25	$0.25	$0.25
Holders
As of March 27, 2015, we had 905,193,685 shares of common stock outstanding held by 5,344 stockholders of record.
Dividends
On December 23, 2014, pursuant to a waiver and consent relating to the Credit Facility, we agreed to not pay a dividend on our common stock until the filing of this report. Our board of directors is currently reviewing our dividend policy and following delivery of its financial statements, expects to adopt a policy of paying a common stock dividend in line with our industry peers, while still meeting the minimum distribution requirement to maintain our status as a REIT.

Securities Authorized for Issuance Under Equity Compensation Plans
See Note 19 – Equity-based Compensation to the consolidated financial statements in this report for discussion on the Company’s equity plans.
Purchases of Equity Securities
During the fourth quarter of 2014, the Company purchased the following shares in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October	347,935	$9.42
November	9,566	9.00
December	9,165	9.26
Total	366,666	$9.40
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.
Balance sheet data (amounts in thousands):

	December 31,
	2014	2013	2012	2011	2010
Total real estate investments, at cost	$18,292,560	$7,459,142	$1,875,615	$209,326	$—
Total assets	$20,515,139	$7,809,083	$2,182,195	$221,578	$279
Mortgage notes payable, net	$3,759,935	$1,301,114	$265,118	$35,320	$—
Credit facilities	$3,184,000	$1,819,800	$124,604	$42,407	$—
Corporate bonds, net	$2,546,499	$—	$—	$—	$—
Convertible debt, net	$977,521	$972,490	$—	$—	$—
Other debt	$45,826	$104,804	$—	$—	$—
Due to affiliates	$559	$103,434	$1,522	$—	$—
Total liabilities	$11,132,809	$5,310,556	$513,435	$80,790	$279
Total equity	$9,382,330	$2,229,228	$1,668,760	$140,788	$—

Operating data, cash flow data and per share data (amounts in thousands except share and per share data):

	Year ended December 31,				Period from December 2, 2010 (Date of Inception) to December 31, 2010
	2014	2013	2012	2011
Operating data:
Total revenues	$1,579,257	$329,323	$67,207	$3,970	$—
Operating expenses:
Cole Capital reallowed fees and commissions	66,228	—	—	—	—
Acquisition related	38,831	76,113	45,070	3,898	—
Merger and other non-routine transactions	200,514	210,543	2,603	—	—
Property operating	137,741	23,616	3,522	220	—
Management fees to affiliates	13,888	17,462	212	—	—
General and administrative	174,741	123,172	5,458	749	—
Depreciation and amortization	916,003	210,976	40,957	2,097	—
Impairments	409,991	3,346	—	—
Total operating expenses	1,957,937	665,228	97,822	6,964	—
Operating loss	(378,680)	(335,905)	(30,615)	(2,994)	—
Other (expense) income:
Interest expense	(452,648)	(105,548)	(11,856)	(960)	—
Extinguishment of debt, net	(21,869)	—	—	—	—
Other income, net	123,529	3,824	979	4	—
Loss on derivative instruments, net	(10,570)	(67,946)	—	(2)	—
Loss on held for sale assets and disposition of properties, net	(277,031)	—	—	—	—
Loss on sale of investments in affiliates	—	(411)	—	—	—
Gain (loss) on sale of investments	6,357	(1,795)	—	—	—
Total other expenses, net	(632,232)	(171,876)	(10,877)	(958)	—
Loss from continuing operations	(1,010,912)	(507,781)	(41,492)	(3,952)	—
Net loss from discontinued operations	—	(34)	(745)	(852)	—
Net loss	(1,010,912)	(507,815)	(42,237)	(4,804)	—
Net loss attributable to non-controlling interests	33,727	16,316	585	105	—
Net loss attributable to stockholders	$(977,185)	$(491,499)	$(41,652)	$(4,699)	$—

Cash flow data:
Net cash flows provided (used in) by operating activities	$502,887	$11,918	$9,440	$(257)	$—
Net cash flows used in investing activities	$(2,554,456)	$(4,541,718)	$(1,701,422)	$(89,981)	$—
Net cash flows provided by financing activities	$2,415,555	$4,289,950	$1,965,226	$109,569	$—

Per share data:
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(1.36)	$(2.41)	$(0.40)	$(1.04)	$—
Basic and diluted net loss per share attributable to common stockholders	$(1.36)	$(2.41)	$(0.41)	$(1.26)	$—
Annualized distributions declared per common share	$1.00	$0.91	$0.89	$0.88	$—

Weighted-average number of common shares outstanding - basic (1)	793,150,098	205,341,431	103,306,366	3,720,351	—
_______________________________________________
(1) For all periods presented, the effect of certain OP Units outstanding, LTIP Units, unvested restricted shares and convertible preferred shares were excluded from the weighted-average share calculation as the effect would be anti-dilutive.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.

Restatement and Recast
As discussed under “Item 1. Business – Recent Developments – Audit Committee Investigation and Restatement”, ARCP previously restated its consolidated financial statements and related financial information for the years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013 and the OP restated and amended its consolidated financial statements and related financial information as of and for the years ended December 31, 2013 and 2012 and the quarterly periods ended June 30, 2014 and 2013. For a discussion of reconciliations of originally reported amounts to the corresponding restated amounts, see one of the following filings made with the SEC on March 2, 2015: Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 or our Quarterly Reports on Form 10-Q/A for the fiscal periods ended March 31, 2014 and June 30, 2014. In addition, on January 3, 2014, we acquired ARCT IV, and together we were considered to be entities under common control because the entities’ advisors were wholly-owned subsidiaries of ARC. Accordingly, our consolidated financial statements have been recast in applying the carryover basis of accounting to include ARCT IV. See Note 1 – Organization to the consolidated financial statements in this report for further explanation. The following discussion and analysis of our financial condition and results of operations is based on the restated and recasted amounts.
Overview
We are a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a REIT for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, the Company completed the IPO. The Company’s common stock trades on NASDAQ under the symbol “ARCP.”
We operate through two business segments, Real Estate Investment and our private capital management business, Cole Capital, as further discussed in Note 5 – Segment Reporting. Through the REI segment, we acquire, own and operate single-tenant, freestanding, commercial real estate properties, primarily subject to long-term net leases with high credit quality tenants. We seek to acquire net lease assets by self-originating individual or small portfolio acquisitions, by executing sale-leaseback transactions, and in connection with build-to-suit or forward take-out opportunities, to the extent they are appropriate in terms of capitalization rate and scale. We have also advanced our investment objectives through strategic mergers and acquisitions. See Note 2 – Mergers and Significant Acquisitions and Sales to the consolidated financial statements in this report.
Cole Capital is contractually responsible for managing the affairs of the Managed REITs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for services relating to these services.
Substantially all of our REI segment is conducted through the OP. We are the sole general partner and holder of 97.4% of the common equity interests in the OP as of December 31, 2014, with the remaining 2.6% common equity interests owned by certain unaffiliated investors. Under the LPA, after holding units of limited partner interests in the OP for a period of one year, unless otherwise consented to by us, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through CCA, an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a TRS under the Internal Revenue Code.
Prior to January 8, 2014, we retained the Former Manager to manage our affairs on a day-to-day basis with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed and we completed our transition to self-management on January 8, 2014. See Note 20 – Related Party Transactions and Arrangements to the consolidated financial statements.
As of December 31, 2014, we owned 4,648 properties consisting of 103.1 million square feet, which were 99.3% leased with a weighted-average remaining lease term of 11.8 years. In constructing our portfolio, we are committed to diversification by industry, tenant and geography. As of December 31, 2014, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 46.9% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade and creditworthy tenants as we further acquire properties and enter into or assume lease arrangements.

Recent Mergers and Major Acquisitions and Sales
ARCT IV Merger
On July 1, 2013, we entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013, with ARCT IV, and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP, which was consummated on January 3, 2014.
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million. Of the 196 properties, 120 properties were allocated to and assigned by us. On October 1, 2013, we closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. During the year ended December 31, 2014, we closed the acquisition of the remaining 79 properties in the Fortress Portfolio for an aggregate contract purchase price of $400.9 million, exclusive of closing costs.
Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of $2.3 billion. Of the 67 companies, the equity interests of 10 companies holding in the aggregate 33 properties were acquired, in total, by us from Inland for a purchase price of $501.0 million. As of December 31, 2014, we had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company will not close on the remaining one property.
Cole Merger
On October 22, 2013, ARCP and a wholly-owned subsidiary entered into an agreement and plan of merger with Cole , a publicly traded Maryland corporation. The Cole Merger Agreement provided for the merger of Cole with and into ARCP’s wholly owned subsidiary. The Cole Merger was consummated on February 7, 2014.
CCPT Merger
On March 17, 2014, ARCP and a wholly-owned subsidiary entered into an Agreement and Plan of Merger with CCPT, a Maryland corporation. The CCPT Merger Agreement provided for the merger of CCPT with and into the wholly owned subsidiary of ARCP. The CCPT Merger was consummated on May 19, 2014.
Red Lobster Portfolio Acquisition
On May 15, 2014, we entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants from a third party. The transaction was structured as a sale-leaseback in which we purchased and immediately leased the portfolio back to the third party pursuant to the terms of multiple master leases. The overall sale-leaseback transaction consisted of 522 Red Lobster® restaurants and 20 other branded restaurant properties for a purchase price of $1.7 billion. The Company closed the Red Lobster Portfolio acquisition in the third quarter of 2014.
Abandoned Spin-off of Multi-Tenant Shopping Center Portfolio; Sale to Blackstone/DDR Joint Venture
On March 13, 2014, we announced our intention to spin off our multi-tenant shopping center business into a publicly traded REIT, American Realty Capital Centers, Inc., which was expected to operate under the name “ARCenters” and to trade on the NASDAQ Global Market under the symbol “ARCM.” The OP was expected to retain 25% ownership of ARCM. The MT Spin-off was expected to be effectuated through a pro rata taxable special distribution of one share of ARCM common stock for every 10 shares of our common stock and every 10 OP Units held by third parties in the OP. On April 4, 2014, ARCM filed a Registration Statement on Form 10 to register ARCM’s common stock, par value $0.01 per share, pursuant to Section 12(b) of the Exchange Act so that, upon consummation of the MT Spin-off, shares of ARCM received by holders of our common stock, or OP Units, as applicable, could freely trade their newly received ARCM common stock. ARCM was expected to be externally managed by us. On May 21, 2014, we announced that we had reassessed our plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to Blackstone Real Estate Partners VII L.P. (“Blackstone”), expecting to finalize pertinent documentation related thereto within 30 days of such date. The 64 multi-tenant properties and seven single-tenant properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, we abandoned our proposed spin-off at such time. On June 11, 2014, certain of our indirect subsidiaries entered into an agreement of purchase and sale with the Blackstone/DDR Joint Venture, an entity indirectly jointly owned by affiliates of Blackstone and DDR, pursuant to which the parties consummated the sale of our multi-tenant shopping center portfolio. On October 17, 2014, we completed the sale of the Multi-tenant Portfolio for $1.9 billion to the Blackstone/DDR Joint Venture. Additionally, we entered into a letter of intent with an unrelated third party to sell five multi-tenant properties for $52.3 million bringing total expected sale proceeds to $2.0 billion. The transaction aimed to simplify our REI business model, allowing us to focus solely on its single-tenant, net lease investments of $1.3 billion of net proceeds, of which $1.2 billion was used to reduce our leverage by paying down our line of credit and $542.8 million of secured mortgage debt was either repaid or assumed by the Blackstone/DDR Joint Venture. We reported a net loss on sale of $262.0 million, which includes the write-off of $195.5 million of goodwill allocated to the cost basis of the Multi-tenant Portfolio.
See Note 4 – Acquisitions of CapLease, Cole and CCPT and Note 22 – Property Dispositions to our consolidated financial statements in this report for further discussion on the mergers, acquisitions and dispositions.
Critical Accounting Policies and Significant Accounting Estimates
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
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in prepaid expenses and other assets on the consolidated balance sheets. See Note 10 – Deferred Costs and Other Assets, Net to the consolidated financial statements contained in this report. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2014 and 2013, the Company had $57.8 million and $20.4 million, respectively, of deferred rental income, which is included in deferred rent and other liabilities on the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of December 31, 2014 and December 31, 2013, the Company recorded an allowance for uncollectible accounts of $2.5 million and $0.2 million, respectively.
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
The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 11 – Fair Value of Financial Instruments to the consolidated financial statements contained in this report, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities based on the best information available.
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
Impairments
Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
The Company recorded $100.5 million of impairment charges on real estate investments from continuing operations during the year ended December 31, 2014, of which impairment charges totaling $96.7 million arose during the three months ended December 31, 2014. In determining the fourth quarter impairment charges, the Company evaluated each of the respective properties’ highest and best use and concluded that such use would be to sell certain office properties that were deemed to be impaired, as if such properties were vacant at the time of the expected sale and did not contain a tenant under a long term lease. During the nine months ended September 30, 2014, the Company’s intention was to re-lease the respective properties at the end of each such tenant’s existing lease term, which were during 2015 through 2016. However, the respective tenants either provided notice that they did not intend to renew their lease or had already vacated the property and were continuing to pay the lease until expiration. In evaluating lease-up scenarios, the Company assessed the necessary capital expenditures that would be incurred to ready the respective properties for lease and determined that such capital expenditures would not be recoverable under the expected terms of a new lease in the current and future rental markets for such properties. In addition, the Company utilized the sale price received for one of the properties that was sold in 2015 in the determination of fair value, noting that the offers received in such sale were consistent with current market transactions evaluated as comparable transactions. The price received at sale was an indication that the carrying amount was greater than the properties’ estimated fair values.
The Company recorded $3.3 million in impairment charges on real estate investments from continuing operations during the year ended December 31, 2013, but did not record any impairment on real estate investments from discontinued operations during that year. The Company did not record any impairment on real estate investments from continuing operations during the year ended December 31, 2012, but did record $0.6 million of impairment charges from discontinued operations during that year.
Goodwill
The Company will evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.
The Company tested the goodwill allocated to the Cole Capital segment for impairment during the three months ended December 31, 2014 using an income approach. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, earnings before income taxes, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) revenue growth rate, (2) cash flow assumptions and (3) the discount rate. The cash flows utilized in the income approach are based on our most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Long-term growth rates represent the expected long-term growth rate for the reporting unit, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting unit. The carrying value of the Cole Capital reporting unit exceeded the estimated fair value at December 31, 2014 and therefore the second step of the goodwill impairment analysis was performed to compute the amount of the impairment. As a result, the Company recorded an impairment charge of $223.1 million during the three months ended December 31, 2014.

The Company also tested the goodwill allocated to the REI segment for impairment during the three months ended December 31, 2014 using a market approach. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting unit. Adjusted funds from operations and funds from operations, each non-GAAP supplemental financial performance measures, multiples for market comparable companies for the current and future fiscal periods were used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management. The carrying value of the REI reporting unit was $19.3 billion at December 31, 2014. The estimated fair value of the reporting unit exceeded its carrying value by 5%. As such, no goodwill impairment was recorded during the three months ended December 31, 2014 on the REI reporting segment. This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. We continue to monitor actual results versus forecasted results and external factors that may impact the fair value of the reporting unit. Factors we are monitoring that may impact the fair value of the reporting unit include, but are not limited to, market comparable company multiples, interest rates, and global economic conditions.
Intangible Assets
The Company evaluates intangible assets, which primarily consists of dealer manager and advisory contracts with the Managed REITs, for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company will test intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the intangible assets to their respective fair values and recognize an impairment loss.. The Company will estimate the fair value the intangible assets using a discounted cash flow model specific to the Managed REITs that were included in the initial value of the intangible assets as of the Cole Acquisition Date. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.
During the three months ended December 31, 2014, as a result of the preliminary findings of the Audit Committee Investigation, which led to the withdrawal of reliance on certain of the Company’s previously-issued financial statements and a delay in issuing its financial statements for the third quarter of 2014 that also led to a delay in filing the annual report on Form 10-K for the year ended 2014, the Company experienced adverse changes to its business, some of which included suspension and/or termination of selling agreements relating to its Cole Capital segment and a significant drop in stock price. The Company determined these events warranted an assessment of the recoverability of the intangible asset value associated with the dealer manager and advisory contracts for its Cole Capital segment. Based on the analysis, the Company recorded $86.4 million of impairment charges on the intangible assets.
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the year ended December 31, 2014.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of an investment in a property for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company identified properties during the years ended December 31, 2014 and 2013 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was less than the carrying amount of each respective properties, as discussed in Note 11 – Fair Value of Financial Instruments.

Income Taxes
ARCP currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, ARCP generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if ARCP maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income.
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
As of December 31, 2014, the Operating Partnership and ARCP had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Operating Partnership, ARCP, ARCT III and ARCT IV are subject.
Under the LPA, the Operating Partnership is to conduct business in such a manner as to permit ARCP at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital business operations through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada, and as a result, it files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
In conjunction with the acquisition of the Red Lobster Portfolio, the Company entered into a reverse section 1031 like-kind exchange agreement with a third party intermediary. The exchange agreement is for a maximum of 180 days and allows the Company, for tax purposes, to defer gains on the sale of other properties sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the first acquisition date, the third party intermediary is the legal owner of each property, although the Company controls the activities that most significantly impact each property and retains all of the economic benefits and risks associated with each property. Each property is held by the third party intermediary in a variable interest entity for which the Company is the primary beneficiary. Accordingly, the Company consolidates these properties and their operations even during the period they are held by the third party intermediary. As of December 31, 2014, none of the Red Lobster properties were held by the third party intermediary, as the reverse section 1031 like-kind exchange agreement was completed on October 17, 2014.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 3 – Summary of Significant Accounting Policies to our consolidated financial statements in this report.

Results of Operations
As a result of the Cole Merger, we evaluate our operating results by our two business segments, REI and Cole Capital.
REI Segment
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, excluding properties owned through consolidated joint ventures, as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013 (3)	2012 (3)
Number of commercial properties (1)	4,648	2,559	702
Approximate rentable square feet (in millions) (2)	103.1	43.8	15.8
Percentage of rentable square feet leased	99.3%	99.0%	100.0%
____________________________________

(1)	Excludes properties owned through the Unconsolidated Joint Ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.

(3)	2013 and 2012 balances reflect properties after giving effect to the properties owned by ARCT IV, which we acquired on January 3, 2014.
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
Total Real Estate Investment Revenue
REI revenue increased $1.0 billion to $1.4 billion for the year ended December 31, 2014, compared to $0.3 billion for the year ended December 31, 2013. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 92% and 94% of total REI revenue during the year ended December 31, 2014 and 2013, respectively.
Rental Income
Rental income increased $1.0 billion to $1.3 billion for the year ended December 31, 2014, compared to $0.3 billion for the year ended December 31, 2013. The increase was primarily due to our net acquisition of 2,160 properties (which excludes properties that are accounted for as direct financing leases) primarily through various mergers and portfolio acquisitions subsequent to December 31, 2013, as well as significant 2013 acquisitions occurring late in the year.
Direct Financing Lease Income
Direct financing lease income of $3.6 million was recognized for the year ended December 31, 2014, an increase of $1.4 million from $2.2 million for the year ended December 31, 2013. Direct financing lease income was primarily driven by our net acquisition of 40 properties comprised of $56.1 million of net investments subject to direct financing leases acquired at the end of or subsequent to December 31, 2013.
Operating Expense Reimbursements
Operating expense reimbursements increased by $84.0 million to $100.5 million for the year ended December 31, 2014 compared to $16.6 million for the year ended December 31, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements increases were driven by our net acquisition of 2,160 properties subsequent to December 31, 2013, as well as significant 2013 acquisitions occurring late in the year.
We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store.” Cash same store rents on the 698 properties held for the full period in each of the year ended December 31, 2014 and 2013 increased $0.9 million, or 0.6%, to $146.9 million compared to $146.0 million for the year ended December 31, 2013, respectively. Same store annualized average rental income per square foot was $18.61 at December 31, 2014 compared to $18.50 at December 31, 2013. Both cash and annualized average same store rents increases are due to contractual rent increases as well as lease renewals with increased contractual rents.
Acquisition Related Expenses
Acquisition related expenses decreased $40.6 million to $35.5 million for the year ended December 31, 2014, compared to $76.1 million for the year ended December 31, 2013. Acquisition costs primarily consisted of legal costs, deed transfer costs and other costs related to granular and portfolio real estate purchase transactions as well as contingent consideration expenses. Acquisition costs for the year ended December 31, 2014 related to the Red Lobster Portfolio, Inland Portfolio and Fortress Portfolio

acquisitions, as well as granular acquisitions. In addition to the type of acquisition costs above, during the year ended December 31, 2013, ARCPT IV paid acquisition fees to affiliates of the Former Manager for acquisitions by ARCT IV. In conjunction with the ARCT IV Merger, it was agreed that the affiliate of the Former Manager would no longer charge acquisition fees.
Merger and Other Non-routine Transaction Related Expenses
Costs related to various mergers, as well as other non-routine transaction costs decreased $12.0 million to $198.5 million for the year ended December 31, 2014, compared to $210.5 million for the year ended December 31, 2013. Upon the consummation of the ARCT IV Merger, an affiliate of the Former Manager received a subordinated incentive distribution upon the attainment of certain performance hurdles. For the year ended December 31, 2014, $78.2 million was recorded for this fee. We issued 6.7 million OP Units to the affiliate of the Former Manager as compensation for this fee. In addition, merger and other non-routine transaction related expenses consisted of expenses related internalization as well as professional fees, printing fees, proxy services and other costs associated with entering into and completing the Cole Merger and CCPT Merger, as well as expenses related to becoming self-managed. The related mergers during December 31, 2013 were with ARCT III and ARCT IV. Further, during the year ended December 31, 2014, we incurred $17.7 million of expenses related to the Audit Committee Investigation and related litigation.
Merger and other non-routine transaction related expenses included $137.8 million and $156.1 million paid to the Former Manager and its affiliates in the years ended December 31, 2014 and 2013, respectively. See “Related Party Transactions and Agreements” below. The Audit Committee Investigation identified certain payments made by us to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. The Company is considering whether it has a right to seek recovery for any such payments and, if so, its alternatives for seeking recovery. No asset was recognized in the financial statements related to any potential recovery.
Property Operating Expenses
Property operating expenses increased $114.1 million to $137.7 million for the year ended December 31, 2014, compared to $23.6 million for the year ended December 31, 2013. The increase was primarily due to increased property taxes, utilities, repairs and maintenance and insurance expenses relating to the acquisition of 2,160 rental income-producing properties subsequent to December 31, 2013.
Management Fees to Affiliates
Management fees to affiliates decreased $3.6 million from $17.5 million to $13.9 million from December 31, 2013 to December 31, 2014. The decrease was primarily a result of the Company’s termination of the amended and restated management agreement with the Former Manager, which eliminated base asset management fees during year ended December 31, 2014 as discussed within Note 20 – Related Party Transactions and Arrangements to the consolidated financial statements contained in this report. Also, comparatively, during the year ended December 31, 2013, the Company paid property management fees of $0.8 million in relation to the ARCT III merger to an affiliate of ARC, which were terminated during 2014.
General and Administrative Expenses
General and administrative expenses decreased $39.7 million to $83.6 million for the year ended December 31, 2014, compared to $123.2 million for the year ended December 31, 2013. The decrease in general and administrative expense is primarily related to a decrease in equity-based compensation of $76.5 million, specifically because of the establishment of the New OPP, which replaced the OPP, as discussed within Note 19 – Equity-based Compensation to the consolidated financial statements contained in this report. This decrease was partially offset by an increase of $36.9 million related to other general and administrative expenses which include employee insurance, training, travel and hardware and software maintenance.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $633.7 million to $844.7 million for the year ended December 31, 2014, compared to $211.0 million for the year ended December 31, 2013. The increase in depreciation and amortization was driven by our net acquisition of 2,160 properties subsequent to December 31, 2013, as well as significant 2013 acquisitions occurring late in the year.
Impairment of Real Estate
During the year ended December 31, 2014, we recorded an impairment on real estate of $100.5 million related to 16 properties. During the year ended December 31, 2013, we recorded an impairment on real estate of $3.3 million related to two properties. The increase of $97.2 million relates to several properties that were deemed to be impaired whose carrying amounts were reduced to their estimated fair values. Refer to Note 3 – Summary of Significant Accounting Policies and Note 11 – Fair Value of Financial Instruments to our consolidated financial statements in this report for further discussion.

Interest Expense, Net
Interest expense increased $347.1 million to $452.6 million for the year ended December 31, 2014, compared to $105.5 million during the year ended December 31, 2013. The increase in interest expense was due to an increase in the debt balance to $10.5 billion for the year ended December 31, 2014 compared to $4.3 billion for the year ended December 31, 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions, the issuance of the corporate bonds and the increased draws on the credit facilities. Additionally, we recorded $32.6 million in interest expense as amortization of deferred financing costs associated with the termination of the Barclays Facility. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the year ended December 31, 2014 and 2013 was 3.74% and 4.08%, respectively.
Extinguishment of Debt, Net
Loss on extinguishment of debt for the year ended December 31, 2014 was $21.9 million, which is comprised of $35.9 million of prepayment fees related to to the defeasance of mortgage notes payable and other corporate debt, partially offset by the write-off of $14.0 million of net premiums and discounts associated with the debt. There was no loss on extinguishment of debt recorded for the year ended December 31, 2013.
Other Income, Net
Other income increased $76.8 million to $80.6 million for the year ended December 31, 2014, compared to income of $3.8 million for the year ended December 31, 2013. During the year ended December 31, 2014, we recorded $66.4 million in other non-rental related income relating primarily to the $60.0 million the Company received as part of the settlement agreement with RCAP as a result of the unconsummated sale of Cole Capital as discussed in detail within Note 20 – Related Party Transactions and Arrangements to the consolidated financial statements contained in this report. In addition, during the year ended December 31, 2014, the Company also recorded $15.9 million in interest income related to loans held for investment and CMBS securities, most of which were acquired in the Cole Merger, compared with $1.6 million during the year ended December 31, 2013, an increase of $14.3 million.
Loss on Derivative Instruments, Net
Loss on derivative instruments for the year ended December 31, 2014 was $10.6 million, which primarily related to a loss of $18.8 million recorded on the Series D embedded derivative, which was settled in conjunction with the redemption of the Series D Preferred Stock and discussed within Note 18 – Preferred and Common Stock and OP Units to the consolidated financial statements contained in this report. We recorded a loss on derivative instruments of $67.9 million during the year ended December 31, 2013 that resulted from marking our derivate instruments to fair value.
Loss on Held for Sale Assets and Disposition of Properties, Net
Loss on held for sale assets and disposition of properties for the year ended December 31, 2014 was $277.0 million, which largely consisted of loss on sale of real estate of $262.0 million, in connection with the Multi-tenant Portfolio, as discussed within Note 22 – Property Dispositions to the consolidated financial statements contained in this report. In addition, the aggregate loss was also comprised of losses incurred in connection with the disposition of 45 single-tenant properties and 65 multi-tenant properties as well as two properties which were classified as held for sale. As of December 31, 2013, the Company classified one property as held for sale, which has been presented as discontinued operations on the Company’s consolidated statements of operations. There were no properties disposed of during the year ended December 31, 2013.
Gain (Loss) on Sale of Investments
Gain on sale of investments increased $8.2 million to a gain of $6.4 million during the year ended December 31, 2014, compared to a loss of $1.8 million for the year ended December 31, 2013. We recorded a gain of $6.2 million in connection with the sale of the 15 CMBS the Company had acquired in the Cole merger during the year ended December 31, 2014. During the year ended December 31, 2013, we recorded a loss of $1.8 million in connection with a sale of investments in redeemable preferred stock, common stock and senior notes.
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
Our properties are generally leased from two to twenty years and 60% are leased to investment grade tenants and affiliates of investment grade tenants, as determined by major credit rating agencies. Cash same store rents on the 129 properties held for the full period in each of the years ended December 31, 2013 and 2012 increased $0.2 million, or 1.3%, to $16.2 million compared to $16.0 million for the years ended December 31, 2013 and 2012 , respectively. Same store annualized average rental income per square foot was $11.37 at December 31, 2013 compared to $11.23 at December 31, 2012.
Direct Financing Lease Income
Direct financing lease income of $2.2 million was recognized for the year ended December 31, 2013. Direct financing lease income was primarily driven by our 2013 acquisition of 50 properties comprised of $66.1 million million of net investments subject to direct financing leases during the year ended December 31, 2013.
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
Merger and Other Non-routine Transaction Related Expenses
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
Merger and other non-routine transaction related expenses included $156.1 million paid to the Former Manager and its affiliates in the year ended December 31, 2013. No amounts were paid to the Former Manager and its affiliates in the year ended December 31, 2012. The Audit Committee Investigation identified certain payments made by us to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. The Company is considering whether it has a right to seek recovery for any such payments and, if so, its alternatives for seeking recovery. No asset was recognized in the financial statements related to any potential recovery.
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

Management Fees to Affiliates
Prior to the consummation of the ARCT III Merger, we paid the Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. Subsequent to the consummation of the ARCT III Merger, we paid the Former Manager an annual base management fee equal to 0.50% per annum for up to $3.0 billion of unadjusted book value of assets and 0.40% of unadjusted book value of assets greater than $3.0 billion. For the years ended December 31, 2013 and 2012, the Former Manager waived base management fees earned of $6.1 million and $1.8 million, respectively.
We were required to pay the Former Manager a quarterly incentive fee, equal to the difference between (1) the product of (a) 20% and (b) the excess of our annualized core earnings (as defined in the management agreement with the Former Manager) over the product of (i) the weighted-average number of shares multiplied by the weighted-average issuance price per share of common stock (ii) 8% and (2) the sum of any incentive compensation paid to the Former Manager with respect to the first three calendar quarters of the previous 12-month period. One half of each quarterly installment of the incentive fee were payable in shares of common stock. The remainder of the incentive fee was payable in cash. No incentive fees were earned for the years ended December 31, 2013 and 2012, respectively. Subsequent to December 31, 2013, the management agreement was terminated as a result of our transition to self-management.
Management fees to affiliates increased by $17.3 million to $17.5 million for the year ended December 31, 2013 compared to $0.2 million for the year ended December 31, 2012. Of the $17.3 million, $5.0 million related to base management fees, $9.4 million related to ARCT III asset management fees settled in OP Units upon the closing of the ARCT III Merger and $3.1 million related to property management services. For the year ended December 31, 2013, the Former Manager waived all but $0.2 million of base management fees.
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
Interest Expense, Net
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
Gain (Loss) on Sale of Investments
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
Net Loss from Discontinued Operations
Net loss from discontinued operations decreased by $0.7 million to a net loss of $34,000 for the year ended December 31, 2013 compared to a net loss of $0.7 million for the year ended December 31, 2012. As of December 31, 2013 and 2012, we classified one property as held for sale on the consolidated balance sheets and reported in discontinued operations on the consolidated statements of operations and comprehensive loss. The net losses from discontinued operations during each year were primarily due to impairment on the held for sale property representing the difference between the carrying value and estimated proceeds from the sale of the property less estimated selling costs.
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
Merger and Other Non-routine Transaction Related Expenses
During the year ended December 31, 2012, expenses related to the merger with ARCT III announced in December 2012 and other transaction costs were $2.6 million. These costs primarily consisted of legal fees, accountant fees and other costs associated with entering into the ARCT III merger agreement. There were no such merger expenses incurred during the year ended December 31, 2011.
Property Operating Expenses
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
Management Fees to Affiliates
We paid the Former Manager an annual base management fee equal to 0.50% per annum of the average unadjusted book value of our real estate assets, calculated and payable monthly in advance, provided that the full amount of the distributions we have declared for the six immediately preceding months is equal to or greater than certain net income thresholds related to our operations. The Former Manager waived such portion of its management fee in excess of such thresholds. For the years ended December 31, 2012 and 2011, the Former Manager waived base management fees earned of $1.8 million and $0.3 million, respectively.
We were required to pay the Former Manager a quarterly incentive fee, calculated based on 20% of the excess of our annualized core earnings (as defined in the management agreement with our Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were earned for the years ended December 31, 2012 and 2011, respectively.
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
Interest Expense, Net
Interest expense increased by $10.9 million to $11.9 million for the year ended December 31, 2012 compared to $1.0 million for the year ended December 31, 2011. The increase primarily related to the increase in debt balances used to fund portfolio acquisitions as the outstanding balance on our senior secured revolving credit facility increased by $82.2 million during the year ended December 31, 2012. Interest expense also related to outstanding mortgage notes payable, which increased $229.8 million million during the year ended December 31, 2012, partially offset by a slightly lower weighted-average effective interest rate during 2012 as compared to 2011.
Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of proceeds raised in offerings, our credit ratings, the cost of borrowings, and the opportunity to acquire real estate assets which meet our investment objectives.
Other Income, Net
Other income increased by $1.0 million to $1.0 million for the year ended December 31, 2012 compared to $4,000 for the year ended December 31, 2011. The increase was primarily due to income on investment securities purchased during the year ended December 31, 2012.
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
Cole Capital
Effective February 7, 2014, we consummated the Cole Merger and acquired Cole Capital. As we did not commence operations for Cole Capital until February 7, 2014, comparative financial data is not presented for the year ended December 31, 2013.
Year ended December 31, 2014
Cole Capital Revenue
Cole Capital revenue for the year ended December 31, 2014 was $203.6 million. Cole Capital revenue primarily consisted of transaction services revenue of $60.7 million, which included acquisition fees related to the acquisition of properties on behalf of certain of the Managed REITs. We also recorded management fees and reimbursements of $55.8 million, which consisted of advisory fees and asset and property management fees of $42.7 million from certain Managed REITs and other programs sponsored by us and reimbursements of $13.1 million for expenses incurred in providing advisory and asset and property management services to certain Managed REITs.
Cole Capital Reallowed fees and commissions
Reallowed fees and commissions relate to selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs or the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. Reallowed fees and commissions for the year ended December 31, 2014 were $66.2 million, which consisted of $57.0 million of reallowed securities commissions as well as $9.2 million reallowed dealer manager fees. See Note 20 – Related Party Transactions and Arrangements to the consolidated financial statements contained in this report for further discussion.
Acquisition Related and Merger and Other Non-routine Transaction Related Expenses
Acquisition and merger and other non-routing transaction related expenses for the year ended December 31, 2014 were $5.3 million. $3.4 million of the total expenses for the year relate to “dead deal” acquisition related expenses.
General and Administrative Expenses
General and administrative expenses were $91.2 million for the year ended December 31, 2014, which primarily consisted of employee compensation costs of $71.7 million and equity-based compensation expense of $9.5 million. These expenses also include $2.3 million relating to legal, accounting, and professional fees. The remaining general and administrative expenses include insurance and other operating costs.

Depreciation and Amortization Expenses
Depreciation and amortization expenses were $71.3 million for the year ended December 31, 2014, which primarily consisted of amortization related to the intangible assets acquired in connection with the Cole Merger of $68.5 million. Depreciation and amortization expenses also includes depreciation and amortization related to leasehold improvements and property and equipment.
Impairments
During the year ended December 31, 2014, we recorded an impairment of $309.4 million related to intangible assets and goodwill, as further discussed within Note 3 – Summary of Significant Accounting Policies and Note 6 – Goodwill and Other Intangibles.
Other Income, Net
Other income for the year ended December 31, 2014 was $42.9 million, which primarily consisted of a benefit from income taxes recorded of $40.6 million related to our TRS, of which $35.3 million relates to federal income tax and $5.3 million relates to state income tax. While most of the business activities of Cole Capital are conducted through the TRS, revenues and expenses recorded in the TRS for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP.
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO, a non-GAAP supplemental financial performance measure, is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
NAREIT defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets and impairment write-downs on real estate including pro rata share of adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.
In addition to FFO, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our company. AFFO, as defined by our Company, excludes from FFO items one time items such as acquisition related costs, merger and other non-routine transactions costs, gains or losses on sale of investments, insurance and litigation settlements and extinguishment of debt cost. The Company also excludes certain non-cash items such as impairments of intangible, straight-line rental revenue, unrealized gains or losses on derivatives, amortization of intangibles, deferred financing costs, above and below market leases as well as equity based compensation. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. AFFO also allows for a comparison of the performance of our operations with other traded REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and AFFO, in addition to net loss and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net loss or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
AFFO may provide investors with a view of our future performance and future dividend policy. However, because AFFO excludes items that are an important component in an analysis of the historical performance of a property, AFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.

The table below presents FFO and AFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share and per share data).

	Year Ended December 31,
	2014	2013	2012
Net loss	$(1,010,912)	$(507,815)	$(42,237)
Dividends on non-convertible preferred stock	(71,094)	—	—
Adjusted net loss	(1,082,006)	(507,815)	(42,237)
Loss on held for sale assets and disposition of properties, net	277,031	—	600
Depreciation and amortization of real estate assets	844,527	210,976	40,957
Impairment of real estate	100,547	3,346	—
Proportionate share of adjustments for unconsolidated entities	9,037	—	—
FFO	149,136	(293,493)	(680)

Acquisition related	38,831	76,113	45,070
Merger and other transaction related	200,514	210,543	2,603
Impairment of intangible assets	309,444	—	—
RCS litigation settlement	(60,000)	—	—
Litigation insurance proceeds	(3,995)	—	—
(Gain) loss on sale of investment securities	(6,357)	2,206	—
(Gain) loss on derivative instruments, net	10,570	67,946	—
Interest on convertible obligation to preferred investors	—	10,802	—
Interest premiums and discounts on debt, net and settlement of convertible obligations to preferred investors	—	12,072	—
Amortization of premiums and discounts on debt and investments	(6,449)	—	—
Amortization of above- and below- market lease assets and liabilities	5,900	(178)	118
Net direct financing lease adjustments	1,595	496	—
Amortization and write off of deferred financing costs	91,922	29,161	1,985
Amortization of management contracts	68,537	—	—
Deferred tax benefit (1)	(33,324)	—	—
Extinguishment of debt	21,869	—	—
Straight-line rent	(75,171)	(15,272)	(2,212)
Non-cash equity compensation expense	31,825	100,261	1,197
Other amortization and non-cash charges	2,727	172	46
Proportionate share of adjustments for unconsolidated entities	3,140	—	—
AFFO	$750,714	$200,829	$48,127

Weighted-average shares outstanding - basic	793,150,098	205,341,431	103,306,366
Effect of dilutive securities	44,502,144	25,223,423	1,316,197
Weighted-average shares outstanding - diluted (2)	837,652,242	230,564,854	104,622,563

AFFO per dilutive share	$0.90	$0.87	$0.46
_______________________________________________
(1) The Company recognized a tax benefit of $40.6 million in net loss. This adjustment represents the non-current portion of the benefit in order to show only the current portion of the benefit as an impact to AFFO.
(2) Weighted-average shares for all periods presented excludes the effect of the convertible debt as the effect would be antidilutive.
Liquidity and Capital Resources
In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Our cash needs are intended to be provided by cash flow from operations. If we are unable to satisfy our operating costs with our cash flow from operations, we may use borrowings on our line of credit and proceeds from issuances of equity or debt securities to cover such obligations, as necessary. A significant portion of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, proceeds from the sale of properties and undistributed funds from operations.

As of December 31, 2014, we had $416.7 million of cash and cash equivalents.
Sources of Funds
Capital Markets
On August 1, 2012, we filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of December 31, 2014, the General Partner had issued 2.1 million shares of common stock and no preferred stock, debt or equity-linked security had been issued under the universal shelf registration statement. Concurrently with the General Partner’s issuance of the 2.1 million shares of common stock referenced above, the Operating Partnership issued 2.1 million General Partner OP Units to the General Partner. The resale registration statement, as amended, registered the resale of up to 1,882,248 shares of ARCP’s common stock issued in connection with any future conversion of certain currently outstanding restricted shares, preferred stock or Limited Partner OP Units.
In January 2013, we commenced an “at the market” equity offering program (“ATM”) in which we may from time to time offer and sell shares of our common stock having an aggregate offering proceeds of up to $60.0 million. The shares would be issued pursuant to our $500.0 million universal shelf registration statement.
On March 14, 2013, we filed a universal automatic shelf registration statement and achieved well-known seasoned issuer (“WKSI”) status. As a result of the delayed filing of certain of our periodic reports with the SEC, we are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and, therefore, are not eligible to use such WKSI shelf registration statement or the $500.0 million universal shelf registration statement described above, and we will not become eligible until we have timely filed certain periodic reports required under the Securities Exchange Act of 1934 for 12 consecutive calendar months.
On May 28, 2014, we closed on an underwriting agreement relating to a public offering of 138.0 million shares of common stock. The offering price to public was $12.00 per share. The net proceeds were $1.6 billion after deducting underwriting discounts and commissions, but excluding expenses which include a $2.0 million structuring fee paid to an affiliate of the Former Manager, RCS.
In addition to our common stock offerings, on June 7, 2013, we issued 28.4 million shares of convertible preferred stock (the “Series C Shares”) for gross proceeds of $445.0 million. On November 12, 2013, we converted outstanding Series C Shares into our common stock. Pursuant to the Series C Shares’ Articles Supplementary, the number of shares of common stock that could be issued upon conversion of Series C Shares was limited to an exchange cap. Therefore, we converted 1.1 million Series C Shares into 1.4 million shares of our common stock. With respect to the 27.3 million Series C Shares for which we could not issue shares of our common stock upon conversion due to the exchange cap, we paid holders of Series C Shares an aggregate cash amount equal to $441.4 million in exchange for such Series C Shares. Based on our share price on the conversion date, the total settlement value was $458.8 million.
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
Upon consummation of the ARCT IV merger on January 3, 2014, 42.2 million shares of a new series of preferred stock designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) were issued to ARCT IV stockholders. As of December 31, 2014, there were 42.8 million issued and outstanding shares of Series F Preferred Stock. See Note 18 – Preferred and Common Stock and OP Units to our consolidated financial statements in this report for a description of the Series D Preferred Stock and Series F Preferred Stock.
Availability of Funds from Credit Facilities
We, as guarantor, and the OP, as borrower, are parties to a credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”), as amended.
The Credit Facility was initially comprised of a $1.2 billion term loan facility (with a delayed draw component equal to $200.0 million), a $3.3 billion dollar-denominated revolving credit facility and a $250.0 million multi-currency revolving facility (all of which can be borrowed in dollars, at the Company’s discretion). The Credit Facility included an accordion feature, which, if exercised in full, allowed the Company to increase the aggregate commitments under the Credit Facility to $6.0 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. Subsequent to the Credit Agreement date, the Company accepted an additional $50.0 million commitment on the revolving credit facility from one of the original 20 financial institutions, bringing the total Credit Facility commitments to $4.65 billion.

The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon ARCP’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon ARCP’s then current credit rating). The Loans were initially to be priced with an applicable margin of 1.35% in the case of LIBOR revolving loans and 1.60% in the case of LIBOR term loans. In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the Company), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon ARCP’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. The OP incurs an unused fee of 0.25% per annum on the unused amount of the delayed draw term loan commitments. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth.
In connection with the Credit Agreement, the Company expensed $3.9 million of unamortized deferred financing costs incurred in connection with the original Credit Facility, which is included in interest expense, net in the accompanying consolidated unaudited statements of operations.
On November 12, 2014, the Company entered into a consent, waiver and amendment (“the Amendment”) with its lenders under its unsecured credit facility for an extension of the date for delivery of its third quarter 2014 financial statements and certain other financial deliverables until the earlier of five days following the date the Company filed with the SEC its third quarter 2014 10-Q and January 5, 2015. The Amendment allowed the Company to remain compliant with its borrowing obligations under its Credit Facility during the Restatement process. As part of the Amendment, the Company agreed to reduce the maximum amount of indebtedness from $4.65 billion to $4.0 billion. Additionally, until the 2013 and 2014 financial statements were filed with the SEC, the maximum principal amount of indebtedness outstanding under the Credit Facility was temporarily reduced to $3.6 billion.
On December 23, 2014, the Company and the OP, as the borrower, entered into a Consent and Waiver Agreement (the “Consent and Waiver”) with respect to the Credit Agreement, as amended. The Consent and Waiver, among other things, (i) provided for a further extension of the date for delivery of the Company’s third quarter 2014 financial statements and certain other financial deliverables that the Company agreed to provide under the Amendment until the earlier of March 2, 2015 and 45 days following the receipt of a notice of breach or default from the applicable trustee or the requisite percentage of holders under the Company’s and the OP’s respective indentures, (ii) provided an extension from the lenders for the delivery of the Company’s full-year 2014 audited financial statements until the earlier of the fifth day after the date that the Company files its Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2014 and March 31, 2015, (iii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the undrawn term loan commitments and the Company’s revolving facilities as well as the elimination of the $25 million swingline facility, (iv) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Credit Agreement, as amended, by the Company, other than in accordance with the cash flow forecast provided by the Company to the lenders thereunder, that neither the Company nor the OP would pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (v) provided that the Company would provide additional financial and other information to the lenders from time to time. In connection with the Amendment and the Consent and Waiver, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse certain customary expenses of the arrangers. On February 20, 2015, we entered into a third consent (the “Third Consent”) to clarify the required financial deliverables due to the lenders.
As of December 31, 2014, the outstanding balance on the Credit Facility was $3.2 billion, of which $2.2 billion bore a floating interest rate of 1.95% at December 31, 2014. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on

ARCP’s credit rating, the interest rate on this portion was 3.28% at December 31, 2014. As of December 31, 2014, a maximum of $416.0 million was available to the OP for future borrowings, subject to borrowing availability. The credit facility matures on June 30, 2018.
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
We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 2 – Mergers and Significant Acquisitions and Sales to our consolidated financial statements in this report in part through the assumption of outstanding indebtedness, and through a combination of available cash on hand from (a) a portion of the $2.5 billion in proceeds from the corporate bond offering; (b) financing available under our credit facility; (c) a portion of the $1.6 billion in net proceeds from the sale of ARCP’s common stock on May 28, 2014; and (d) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.
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
Until the completion of the Restatement and the filing of this report and in connection with the amendments to the Amended Credit Agreement, the Company agreed to suspend payment of dividends on its common stock until it complied with certain requirements set forth in such amendments. The Board of Directors is currently evaluating our dividend policy and expects to adopt a policy of paying a common stock dividend in line with our industry peers, while still meeting the minimum distribution requirement to maintain our status as a REIT.
As our real estate portfolio matures, we expect cash flows from operations to cover our dividends.
Loan Obligations
At December 31, 2014, our leverage ratio (net debt, excluding debt convertible to common stock, divided by enterprise value) was 55.2%
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2014, we believe we are in compliance with the debt covenants under our respective loan agreements.
As of December 31, 2014, we had non-recourse mortgage indebtedness of $3.7 billion, which was collateralized by 776 properties. Our mortgage indebtedness bore interest at the weighted average rate of 4.88% per annum and had a weighted average maturity of 6.2 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of December 31, 2014, there was $1.0 billion outstanding on our convertible senior notes. Of the convertible senior notes, $597.5 million and $402.5 million may be converted into cash, common stock, or a combination thereof any time after February 1, 2018 and June 15, 2020, respectively, and in limited circumstances prior to such dates. The convertible senior notes bear interest at the weighted average rate of 3.3% per annum and had a weighted average maturity of 4.5 years.
As of December 31, 2014, there was $3.2 billion outstanding on the Credit Facility, of which $2.2 billion bore a floating interest rate of 1.95%. There is $1.0 billion outstanding on the Credit Facility which is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the Company’s credit rating, interest on this portion was 3.28% at December 31, 2014. At December 31, 2014, there was up to $0.4 billion available to the Company for future borrowings, subject to borrowing availability.

Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth.
Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes”, and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by the Company. The Company used a portion of the net proceeds to partially fund the cash consideration, fees and expenses relating to Cole Merger and repayment of Cole’s credit facility. The Company used the remaining portion of the net proceeds from the offering to repay $900.0 million outstanding under the OP’s prior credit facility and for other general corporate purposes. The OP completed an exchange offer of substantially similar registered notes for the Notes during the year ended December 31, 2014.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Principal payments due on mortgage notes payable	$3,689,795	$163,821	$250,658	$457,903	$221,105	$297,146	$2,299,162
Interest payments due on mortgage notes payable	1,096,811	178,090	166,185	141,867	127,641	117,870	365,158
Principal payments due on credit facility	3,184,000	—	—	—	3,184,000	—	—
Interest payments due on credit facility	310,663	66,621	85,757	101,386	56,899	—	—
Principal payments due on corporate bonds	2,550,000	—	—	1,300,000	—	750,000	500,000
Interest payments due on corporate bonds	355,952	71,500	71,500	48,028	45,500	25,188	94,236
Principal payments due on convertible debt	1,000,000	—	—	—	597,500	—	402,500
Interest payments due on convertible debt	154,124	33,019	33,019	33,019	25,550	15,094	14,423
Principal payments due on other debt	45,325	11,862	12,516	7,680	13,267	—	—
Interest payments due on other debt	4,658	2,205	1,569	882	2	—	—
Payments due on lease obligations	374,605	24,093	22,880	22,014	19,958	72,316	213,344
Total	$12,765,933	$551,211	$644,084	$2,112,779	$4,291,422	$1,277,614	$3,888,823
Cash Flows for the year ended December 31, 2014
During the year ended December 31, 2014, net cash provided by operating activities was $502.9 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2014 were mainly due to adjusted net income of $806.6 million (net loss of $1.0 billion adjusted for non-cash items including the issuance of OP Units, depreciation and amortization, gain on sale of properties, equity-based compensation, gain on derivative instruments and gain on the early extinguishment of debt totaling $1.8 billion, in the aggregate), offset by a decrease in accounts payable and accrued expenses of $16.3 million, a decrease in prepaid and other assets of $97.1 million and a decrease in deferred rent, derivative and other liabilities of $99.9 million.
Net cash used in investing activities for the year ended December 31, 2014 was $2.6 billion, primarily related to the total cash consideration of $756.2 million for the ARCT IV Merger, Cole Merger and CCPT Merger and $3.5 billion in the acquisition of 1,107 properties. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $1.6 billion, combined with the proceeds from the sale of investment securities of $159.8 million.
Net cash provided by financing activities was $2.4 billion during the year ended December 31, 2014 related to proceeds from the issuance of corporate bonds of $2.5 billion, proceeds from mortgage notes payable of $1.0 billion and proceeds from the issuance of common stock of $1.6 billion. These inflows were partially offset by payments on mortgage notes payable of $1.1 billion, total distributions paid of $920.3 million and $116.4 million of deferred financing cost payments.

Cash Flows for the year ended December 31, 2013
During the year ended December 31, 2013, net cash used in operating activities was $11.9 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the year ended December 31, 2013 were mainly due to an adjusted net loss of $57.7 million (net loss of $507.8 million adjusted for non-cash items, including the issuance of OP Units, depreciation and amortization, amortization of deferred financing costs, equity based compensation, loss on held for sale properties, loss on derivative instruments and gain on sale on investments of $450.2 million, in the aggregate), and a decrease in deferred costs and other assets of $19.9 million, offset by an increase in amounts due to affiliates of $43.8 million and an increase in accounts payable and accrued expenses of $20.8 million.
Net cash used in investing activities for the year ended December 31, 2013 was $4.5 billion, primarily related to the acquisition of 1,739 properties with an aggregate purchase price of $3.5 billion, the purchase of investment securities of $81.6 million, and the investment in direct financing leases of $68.6 million, partially offset by the proceeds from the sales of investment securities of $119.5 million.
Net cash provided by financing activities of $4.3 billion during the year ended December 31, 2013 related to proceeds net of offering-related costs from the issuance of common stock of $2.0 billion, proceeds net of repayments from our credit facilities of $1.7 billion, $967.8 million and $30.9 million of contributions from our affiliate. These inflows were partially offset by common stock repurchases of $359.2 million, $101.2 million of deferred financing cost payments, total distributions paid of $234.9 million, and distributions to non-controlling interest holders of $8.2 million.
Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $9.4 million. The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 was primarily due to an increase in adjusted net income of $2.7 million (net loss of 42.2 million adjusted for non-cash items, the most significant of which were depreciation and amortization expense and equity-based compensation, which totaled $44.4 million, in the aggregate). Cash inflows included an increase in accounts payable and accrued expenses of $8.3 million and in increase in deferred rent and other liabilities of $3.5 million, partially offset by an increase in prepaid and other assets of $5.1 million.
Net cash used in investing activities for the year ended December 31, 2012 was $1.7 billion, primarily related to an increase in investment in real estate assets paid for with cash of $1.7 billion and the purchase of investment securities of $41.7 million.
Net cash provided by financing activities of $2.0 billion during the year ended December 31, 2012 primarily related to cash inflows from the issuances of stock and debt, most notably $1.7 billion of proceeds net of offering-related costs from the issuance of common and preferred stock, $229.8 million of proceeds from mortgage notes payable and $82.3 million of proceeds from our senior secured revolving credit facility. These inflows were partially offset by cash outflows, most notably by total distributions paid of $38.3 million and payments related to deferred financing costs of $14.0 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2014.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. However, net leases that require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related Party Transactions and Agreements
In the past, we entered into certain agreements and paid certain fees or reimbursements to ARC, the Former Manager and their affiliates. As of December 31, 2014, as a result of the resignations of certain executive officers (one of whom was a director) earlier in the fourth quarter, the Former Manager and its affiliates were no longer affiliated with the Company.

The Audit Committee Investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. In November 2014, as a result of the Audit Committee Investigation, the Company terminated a lease agreement with an affiliate of its Former Manager for space in a building in Newport, Rhode Island. The Company, which never occupied the building, was reimbursed for certain leasehold improvements and other costs by delivery of 916,423 OP Units valued at $8.5 million, which were retired. The Company is considering whether it has a right to seek recovery for any other such payments and , if so, its alternatives for seeking recovery. No asset has been recognized in the accompanying consolidated financial statements related to any potential recovery. See Note 20 – Related Party Transactions and Arrangements to our consolidated financial statements in this report for further discussion.
We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 20 – Related Party Transactions and Arrangements to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of December 31, 2014, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair and carrying value of $8.7 billion and $8.4 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $314.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $356.9 million.
As of December 31, 2014, our debt included variable-rate debt with an aggregate fair value and carrying value of $2.1 billion and $2.2 billion, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $21.8 million annually.
As the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 8. Financial Statements and Supplementary Data.
The information required by Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this document.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
I. Discussion of Controls and Procedures of ARCP
For purposes of the discussion in this Part I of Item 9A, the “Company” refers to ARCP.
Background
On March 2, 2015, reflecting the findings of the Audit Committee Investigation, as well as a review performed by the Company’s new management, the Company restated and amended its previously-issued consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013. As previously disclosed, the Company’s new management re-evaluated the Company’s internal control over financial reporting and its disclosure controls and procedures and concluded that they were not effective at December 31, 2013 due to certain material weaknesses. These material weaknesses had not been remediated, and additional weaknesses in our internal control over financial reporting existed, at March 31, 2014, June 30, 2014 and September 30, 2014. In addition, at those dates, our disclosure controls and procedures were not effective. Although during the fourth quarter of 2014 the Company’s prior senior management resigned and new management commenced taking remedial actions, the existing material weaknesses had not been remediated at December 31, 2014. As discussed below, the Company is committed to remediating the material weaknesses as promptly as possible. Implementation of the Company’s remediation plans is being overseen by the Audit Committee.
For information concerning the findings of the Audit Committee Investigation, see the Explanatory Note at the beginning of any of the following reports: Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 or the Company’s Quarterly Report on Form 10-Q/A for the fiscal period ended March 31, 2014 or June 30, 2014.
Evaluation of Disclosure Controls and Procedures
Management, under the supervision of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in §240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) and, based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2014 as a result of the matters discussed under “Material Weaknesses in Disclosure Controls and Procedures” below.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management assessed the Company’s internal control over financial reporting (as defined in §240.13a-15(f) or 240.15d-15(f) of the Exchange Act) under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013) and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 as a result of the matters discussed under “Material Weaknesses in Internal Control over Financial Reporting” below.
Material Weaknesses
Material Weaknesses in Disclosure Controls and Procedures. At December 31, 2014, the Company’s disclosure controls and procedures were not properly designed or implemented to ensure that the information contained in the Company’s periodic reports and other SEC filings correctly reflected the information contained in the Company’s accounting records and other supporting information and, in the case of AFFO per share (a non-GAAP measure that is an important industry metric), was correctly calculated. In addition, the Company did not have appropriate controls to ensure that its SEC filings were reviewed on a timely basis by senior management or that significant changes to amounts or other disclosures contained in a document that had previously been reviewed and approved by the Audit Committee were brought to the attention of the Audit Committee or its Chair for review and approval before the document was filed with the SEC. Finally, the Company did not have appropriate controls over the formulation of AFFO per share guidance or the periodic re-assessment of the Company’s ability to meet its guidance.
Material Weaknesses in Internal Control over Financial Reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During 2013, due in part to a number of large portfolio acquisitions, the Company experienced significant growth and increases in the complexity of its financial reporting and number of non-routine transactions. In late 2013 and early in the first quarter of 2014, as a result of the anticipation and then completion of the Company’s transition from management by the Former Manager to self-management and the Company’s acquisitions of ARCT IV and Cole, the complexity of the Company’s transactions and the need for accounting judgments and estimates became more prevalent and had a severe impact on the Company’s control environment. The following material weaknesses in the Company’s internal control over financial reporting existed at December 31, 2014:
Control Environment – The Company failed to implement and maintain an effective internal control environment that had appropriate processes to manage the changes in business conditions resulting from the volume and complexity of its 2013 and first quarter 2014 transactions, combined with the pressure of market expectations inherent in announcing AFFO per share guidance for 2014.
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
Cash Reconciliations and Monitoring – The Company did not implement appropriate controls to record payments received and to reconcile its cash receipts and bank accounts on a timely basis.
Information Technology General Controls – Access, Authentication and Information Technology Environment – The Company did not maintain effective information technology environmental and governance controls, including controls over information systems security administration and management functions in the following areas: (a) granting and revoking user access rights; (b) timely notification of user departures; (c) periodic review of appropriateness of access rights; (d) physical access restrictions; and (e) segregation of duties.
Information Technology General Controls Over Management of Third Party Service Providers – When the transition services agreement between the Company and the Former Manager was terminated on January 8, 2014, the Company did not enter into a follow-on formal agreement with the affiliate of the Former Manager that managed technology infrastructure and systems significant to the Company’s financial reporting process. Without a formal agreement governing the delivery of services, the Company’s management cannot make any assertions about the operating effectiveness of the third party service provider’s controls over information systems, programs, data and processes financially significant to the Company or the security of the Company’s data under the control of the related third party service provider.
Attestation Report of Our Independent Registered Public Accounting Firm
Grant Thornton LLP, our independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 77 of this Annual Report on Form 10-K.
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
Control Environment – During the fourth quarter of 2014, the Company underwent a change in senior leadership as a result of the resignations of the Company’s Executive Chairman of the Board, Chief Executive Officer and director, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. On October 28, 2014, the Board of Directors appointed Michael J. Sodo as the Company’s Chief Financial Officer and Gavin B. Brandon as the Company’s Chief Accounting Officer. On December 15, 2014, William G. Stanley, who had been serving as the Company’s Lead Independent Director, became Interim Chairman of the Board and Interim Chief Executive Officer pending completion of the Board’s search, with the assistance of an independent search firm, for a new non-executive Chairman of the Board and a new permanent Chief Executive Officer.
The Audit Committee, the Board of Directors and new senior leadership are committed to establishing a culture of compliance, integrity and transparency and have begun communicating their commitment and expectations to all employees of Company. This commitment was an important consideration in the Board of Directors’ selection of Glenn J. Rufrano to serve as the Company’s new Chief Executive Officer and a director effective April 1, 2015 and will also be an important consideration in its selection of a new independent Chairman of the Board. On March 10, 2015, the Company announced that with the Restatement completed, the Company expecting to file this report by the end of March 2015 and the appointment of a new Chief Executive Officer, two of the Company’s directors, Leslie D. Michelson and Edward G. Rendell, decided that it was the right time to step down from the Board, effective April 1, 2015, to make way for new directors. In addition to a new non-executive Chairman, the Board is in the process of recruiting two other new independent directors, which will result in a seven-member Board. The decision about re-nomination of the other existing directors for election at the 2015 annual meeting will be made by the disinterested members of the reconstituted Board.
The Board of Directors, with the assistance of outside counsel, has commenced a comprehensive review of its key practices and procedures. This review will include, among other things, the nature, transparency and timeliness of information provided to the Board of Directors by management, the agenda-setting process, the process by which the Board of Directors oversees the Company’s risk management functions and the roles and responsibilities, charters, key practices and procedures of the committees of the Board of Directors. As an outgrowth of this review, in late December 2014, the Board of Directors adopted a new related person transactions policy and assigned the administration of this policy to the Nominating and Corporate Governance Committee.
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
Related Party Transactions and Conflicts of Interest – The resignation of the members of senior management affiliated with the Former Manager has eliminated certain conflicts of interest that existed prior to such resignations.
The Audit Committee Investigation identified certain payments made by the Company to the Former Manager or its affiliates that were not sufficiently documented or otherwise require scrutiny. In November 2014, as a result of the Audit Committee Investigation, the Company terminated a lease agreement with an affiliate of its Former Manager for space in a building in Newport, Rhode Island. The Company, which never occupied the building, was reimbursed for certain leasehold improvements and other costs by delivery of 916,423 OP Units valued at $8.5 million, which were retired. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery.
The Company is working closely with outside counsel to terminate its remaining relationships with affiliates of its Former Manager, including ARC and RCAP, and to disentangle its internal control framework from the affiliated entities. The Company is seeking to obtain copies of all of its books and records held by ARC and to eliminate all human resource, information technology and other overlapping departmental services.
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
Equity-Based Compensation – The Company has obtained copies from ARC of all equity awards made by means of block grants allocated by the Former Manager or its affiliates and has sought to assume administration of those awards. In addition, the Company will review these equity awards for consistency with Compensation Committee authorization.
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
Cash Reconciliations and Monitoring – The Company has documented treasury and accounting policies and procedures, implemented controls over the monitoring and reconciliation of cash accounts and plans to review all bank accounts associated with the Company. In addition, the Company has established roles and responsibilities to monitor and account for its various bank accounts.
Information Technology General Controls – Access, Authentication and IT Environment – The Company has implemented an access management system to govern the granting and revocation of user access rights and standardized the administration of access to financially significant systems within the information technology organization. The system maintains a database of access grants and a record of business approvals. The controls governing access to programs and data have been updated to reflect the use of the access management system. The Company has trained business approvers, managers, information technology staff, and human resources staff on the revised controls and their respective roles and responsibilities within each control. The process for managing and conducting the periodic system access reviews has been standardized across all systems. Periodic access reviews will be managed by the Information Technology department to ensure adherence to the control standard.
Information Technology General Controls Over Management of Third Party Service Providers – Executive management responsible for this directive is no longer with the Company. The Company is working to complete the integration of systems, offices and business processes so as to remove the dependencies on the formerly affiliated party service provider as soon as possible. The Company is also establishing a control framework to ensure all service providers have the appropriate contracts and service level agreements in place prior to initiation of any services.
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2014, there were no changes in our internal control over financial reporting, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, other than ongoing integration activities relating to the Company’s acquisitions of large portfolios in 2013, and of ARCT IV and Cole Real Estate Investments, Inc. in the first quarter of 2014 and the remediation efforts described above.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 9A, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Background
On March 2, 2015, reflecting the findings of the Audit Committee Investigation, as well as a review performed by the General Partner’s new management, the Operating Partnership restated and amended its previously-issued consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended June 30, 2014 and 2013.
Evaluation of Disclosure Controls and Procedures
Management of the General Partner, under the supervision of its Interim Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in §240.13a-15(e) or 240.15d-15(e) of the Exchange Act) and, based on that evaluation, the General Partner’s Interim Chief Executive Officer and the General Partner’s Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures were not effective at December 31, 2014 as a result of the matters discussed under “Material Weaknesses in Disclosure Controls and Procedures” in Part I of this Item 9A above.
Management’s Report on Internal Control over Financial Reporting
Management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting of the Operating Partnership. Management of the General Partner assessed the Operating Partnership’s internal control over financial reporting (as defined in §240.13a-15(f) or 240.15d-15(f) of the Exchange Act) under the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013) and concluded that the Operating Partnership’s internal control over financial reporting was not effective as of December 31, 2014 as a result of the matters discussed under “Material Weaknesses in Internal Control over Financial Reporting” in Part I of this Item 9A above.
Material Weaknesses
The information under the heading “Material Weaknesses” in Part I of this Item 9A is incorporated herein by reference.
Remediation
The information under the heading “Remediation” in Part I of this Item 9A is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
The information under the heading “Changes in Internal Control over Financial Reporting” in Part I of this Item 9A is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
American Realty Capital Properties, Inc.
We have audited the internal control over financial reporting of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”) presented in Part I of Item 9A, “Controls and Procedures.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

•	A material weakness related to the Company’s failure to implement and maintain an effective internal control environment.

•	A material weakness related to the Company’s failure to maintain controls associated with related party transactions and risks arising from contractual arrangements with affiliates.

•
A material weakness related to the Company’s failure to maintain controls related to stock based compensation, including documentation of key terms of awards and the administration of certain restricted stock awards.

•
A material weakness related to the Company’s failure to establish appropriate policies, procedures and controls in the internal control environment, including those related to the accounting close process, critical accounting estimates and non-routine transactions.

•	A material weakness related to the Company’s failure to monitor and reconcile cash.

•
A material weakness related to the Company’s failure to maintain effective information technology environmental and governance controls, including management of system access and third party service providers.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We do not express an opinion or any other form of assurance on management’s statements referring to “Material Weaknesses in Disclosure Controls and Procedures,” the “Material Weaknesses in Internal Control over Financial Reporting – Control

Environment” as it relates to pressure surrounding decisions affecting the calculation of AFFO, and “Remediation” included in Management’s Report.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 30, 2015, which expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 30, 2015

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is expected to be filed by amendment prior to April 30, 2015.
Item 11. Executive Compensation.
The information required by this Item is expected to be filed by amendment prior to April 30, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is expected to be filed by amendment prior to April 30, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is expected to be filed by amendment prior to April 30, 2015.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is expected to be filed by amendment prior to April 30, 2015.

PART IV
Item 15. Exhibit Index.
The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
2.1 (1)
Agreement and Plan of Merger by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P., dated as of December 14, 2012**

2.2 (7)
Agreement and Plan of Merger, by and among, American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., CapLease, LP and CLF OP General Partner LLC, dated as of May 28, 2013.**

2.3 (8)	Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and ARC Properties Operating Partnership, L.P., as Purchaser, dated May 31, 2013.**
2.4 (10)
Agreement and Plan of Merger, dated as of July 1, 2013, among American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, ARC Properties Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.**

2.4.1 (15)
Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.4.2 (22)
Second Amendment dated as of October 11, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.5 (14)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013. **
2.6 (16)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013. **
2.7 (17)	Agreement and Plan of Merger, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Clark Acquisition, LLC.**
3.1 (2)	Articles of Amendment and Restatement of American Realty Capital Properties, Inc.
3.2 (3)	Bylaws of American Realty Capital Properties, Inc.
3.3 (4)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of American Realty Capital Properties, Inc., dated May 10, 2012.
3.4 (5)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of American Realty Capital Properties, Inc., dated July 24, 2012.
3.5 (9)	Articles Supplementary for the Series C Convertible Preferred Stock of American Realty Capital Properties, Inc., dated June 6, 2013.
3.6 (11)	Articles of Amendment to Articles of Amendment and Restatement of American Realty Capital Properties, Inc., effective July 2, 2013.
3.7 (21)	Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of American Realty Capital Properties, Inc., filed November 8, 2013.
3.8 (24)	Articles of Amendment to Articles of Amendment and Restatement of American Realty Capital Properties, Inc., filed with the SDAT on December 9, 2013.
3.9 (25)
Articles Supplementary to the Articles of Incorporation of American Realty Capital Properties, Inc. classifying and designating the 6.70% Series F Cumulative Redeemable Preferred Stock, dated January 2, 2014.

3.10 (27)	Amendment to American Realty Capital Properties, Inc.’s bylaws, effective as of February 7, 2014.
3.11 (34)	Amendment No. 2 to American Realty Capital Properties, Inc.’s bylaws, effective December 31, 2014.
3.12 (40)	Certificate of Limited Partnership of ARC Properties Operating Partnership, L.P.
4.1 (30)	Third Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., effective January 3, 2014.
4.2 (11)	Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.3 (11)	First Supplemental Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.4 (20)	Form of 3.00% Convertible Senior Notes due 2018 (included in Exhibit 4.3).
4.5 (19)
Indenture, dated as of October 9, 2007, by and among CapLease, Inc., Caplease, LP, CapLease Debt Funding, LP, CapLease Services Corp., CapLease Credit LLC and Deutsche Bank Trust Company Americas, as trustee.

4.6 (19)
Supplemental Indenture, dated as of November 5, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., CapLease, Inc., CapLease, LP and Deutsche Bank Trust Company Americas, as trustee.

4.7 (19)
Junior Subordinated Indenture, dated as of December 13, 2005, by and between CapLease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

Exhibit No.	Description
4.8 (19)
Supplemental Indenture, dated November 5, 2013, by and among ARC Properties Operating Partnership, L.P., CapLease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.9 (23)	Second Supplemental Indenture, dated as of December 10, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.10 (23)	Form of 3.75% Convertible Senior Notes due 2020.
4.11 (27)	Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.
4.12 (27)	Officers’ Certificate, dated as of February 6, 2014.
4.13 (27)
Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc.

10.1 (29)
Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement, entered into as of January 8, 2014, by and among American Realty Capital Properties, Inc. and ARC Properties Advisors, LLC.

10.2 (3)	Equity Plan, effective September 5, 2011 of American Realty Capital Properties, Inc.
10.3*	First Amendment to American Realty Capital Properties, Inc.’s Equity Plan, effective November 12, 2012.
10.4*	Second Amendment to American Realty Capital Properties, Inc.’s Equity Plan, effective February 28, 2013.
10.5 (3)	Director Stock Plan of American Realty Capital Properties, Inc.
10.6 (3)	Form of Restricted Stock Award Agreement for Non-Executive Directors.
10.7 (3)	Form of Restricted Stock Award Agreement for ARC Properties Advisors, LLC.
10.8 (7)	Voting Agreement, dated as of May 28, 2013, by and among American Realty Capital Properties, Inc., Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Paul C. Hughes.
10.9 (7)
Management Letter Agreement, dated as of May 28, 2013, among American Realty Capital Properties, Inc., Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz, Michael J. Heneghan and Paul C. Hughes.

10.10 (10)
Letter Agreement, dated as of July 1, 2013, among American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, American Realty Capital Advisors IV, LLC and American Realty Capital Properties IV, LLC.

10.11 (10)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC.
10.12 (12)
Augmenting Lender and Increasing Lender Supplement and Incremental Amendment, dated as of March 28, 2013, to the Credit Agreement, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association.

10.13 (12)
Third Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of May 28, 2013.

10.14 (12)
Fourth Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of July 22, 2013.

10.15 (12)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.
10.16 (13)
Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

10.17 (13)	Common Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between American Realty Capital Properties, Inc. and certain investors party thereto.
10.18 (19)
Credit Agreement, dated June 29, 2012, by and among CapLease, Inc., CapLease, LP, certain subsidiaries of CapLease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.19 (19)
First Amendment to Credit Agreement, dated April 16, 2013, by and among CapLease, Inc., CapLease, LP, certain subsidiaries of CapLease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.20 (19)
Second Amendment to Credit Agreement, dated June 21, 2013, by and among CapLease, Inc., CapLease, LP, certain subsidiaries of CapLease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.21 (19)
Third Amendment to Credit Agreement, dated November 5, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, certain subsidiaries of Safari Acquisition, LLC party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.22 (17)	Voting Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc., Christopher H. Cole and Marc T. Nemer.
10.23 (17)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Christopher H. Cole.
10.24 (17)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Marc T. Nemer.
10.25 (18)	Letter Agreement, dated as of October 22, 2013, between American Realty Capital Properties, Inc. and Kirk McAllaster.
10.26 (18)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc. and Stephan Keller.

Exhibit No.	Description
10.27 (18)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc. and Jeffery Holland.
10.28 (20)
First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.29 (20)
Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.30 (20)
Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.31 (20)
Sixth Amendment to the Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of November 4, 2013.

10.32 (20)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Nicholas S. Schorsch.
10.33 (20)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Brian S. Block.
10.34 (20)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and Lisa Beeson.
10.35 (26)
Contribution and Exchange Agreement, dated as of January 3, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, AREP and ARCT IV Operating Partnership.

10.36 (29)	Asset Purchase and Sale Agreement, entered into as of January 8, 2014, by and among ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.
10.37 (29)	Employment Agreement, dated as of November 22, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and David S. Kay.
10.38 (29)	2014 Multi-Year Outperformance Plan of American Realty Capital Properties, Inc.
10.39 (29)	Form of Award Agreement Under the American Realty Capital Properties, Inc.’s 2014 Multi-Year Outperformance Plan.
10.40 (29)
Seventh Amendment to Credit Agreement, dated December 4, 2013, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.41 (29)
Augmenting Lender and Increasing Lender Supplement, dated as of December 20, 2013, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.42 (29)
Augmenting Lender Supplement, dated as of January 17, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.43 (29)
Tenth Amendment to Credit Agreement, dated February 4, 2014, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.44 (29)	Assignment and Assumption Agreement, dated January 8, 2014, by and between AR Capital, LLC and American Realty Capital Properties, Inc.
10.45(31)
Augmenting Lender Supplement, dated as of March 31, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.46(32)	Employment Offer Letter, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Lisa Pavelka McAlister.
10.47(32)	Employment Agreement, dated as of February 24, 2014, by and between American Realty Capital Properties, Inc. and Richard A. Silfen.
10.48(32)	Agreement of Purchase and Sale, dated as of June 11, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.
10.49(32)
Amended and Restated Credit Agreement, dated as of June 30, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.50(32)	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.
10.51(33)	Equity Purchase Agreement by and between ARC Properties Operating Partnership, L.P. and RCS Capital Corporation, dated as of September 30, 2014.
10.52(35)	Agreement between Nicholas S. Schorsch and American Realty Capital Properties, Inc., dated December 12, 2014.
10.53(35)	Separation Agreement and Release by and between the Co-Registrants and David Kay, dated December 14, 2014.
10.54(35)	Amended and Restated Employment Agreement between ARC Properties Operating Partnership, L.P. and David Kay, dated October 1, 2014.

Exhibit No.	Description
10.55(35)	Separation Agreement and Release by and between the Co-Registrants and Lisa Beeson, dated December 15, 2014.
10.56(35)	Amended and Restated Employment Agreement between ARC Properties Operating Partnership, L.P. and Lisa Beeson, effective October 1, 2014.
10.57(36)
Consent and Waiver Agreement and First Amendment to Credit Agreement, dated as of November 12, 2014 by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

10.58(37)	Form of Indemnification Agreement entered into with various executives on November 26, 2014.
10.59(38)	Employment Letter, dated December 16, 2014, between American Realty Capital Properties, Inc. and Gavin Brandon.
10.60(38)	Employee Confidentiality and Non-Competition Agreement, dated December 16, 2014, executed by Gavin Brandon.
10.61(39)
Consent and Waiver Agreement, dated as of December 23, 2014, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

14 (6)	Code of Ethics.
21*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
31.1*
Certification of the Chief Executive Officer of American Realty Capital Properties, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of the Chief Financial Officer of American Realty Capital Properties, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*
Certification of the Chief Executive Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of the Chief Financial Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written statements of the Chief Executive Officer of American Realty Capital Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Written statements of the Chief Financial Officer of American Realty Capital Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*
Written statements of the Chief Executive Officer of ARC Properties Operating Partnership, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*
Written statements of the Chief Financial Officer of ARC Properties Operating Partnership, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________
* Filed herewith
** Schedules and applicable exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange, and otherwise is not subject to liability under these sections.

(1)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 17, 2012.

(2)
Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by American Realty Capital Properties, Inc. with the SEC on July 5, 2011.

(3)
Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by American Realty Capital Properties, Inc. with the SEC on June 13, 2011.

(4)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 15, 2012.

(5)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 30, 2012.

(6)	Previously filed with the Current Report on Form 8-K filed with the SEC on August 1, 2012.
(7) Previously filed with the Current Report on Form 8-K filed with the SEC on May 28, 2013.

(8)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on June 7, 2013.

(9)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 12, 2013.

(10)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 2, 2013.

(11)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 29, 2013.

(12)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 6, 2013.

(13)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on September 19, 2013.

(14)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on September 25, 2013.

(15)	Previously filed with the First Current Report on Form 8-K filed with the SEC on October 7, 2013.

(16)	Previously filed with the Second Current Report on Form 8-K filed with the SEC on October 7, 2013.

(17)	Previously filed with the Current Report on Form 8-K filed with the SEC on October 23, 2013.

(18)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on October 25, 2013.

(19)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 5, 2013.

(20)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 7, 2013.

(21)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 15, 2013.

(22)	Previously filed as Annex E with the Final Prospectus Filed Pursuant to Rule 424(b)(3) with the SEC on December 4, 2013.

(23)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 10, 2013.

(24)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on December 19, 2013.

(25)	Previously filed with the Registration Statement on Form 8-A filed with the SEC on January 3, 2014.

(26)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 3, 2014.

(27)	Previously filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014.

(28)	Previously filed with Pre-Effective Amendment No. 7 to the Registration Statement on Form S-4/A filed with the SEC on December 3, 2013.

(29)	Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014.

(30)	Previously filed with the Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015.
(31) Previously filed with the Quarterly Report on Form 10-Q for the three months ended March 31, 2014 filed with the SEC on May 8, 2014.
(32) Previously filed with the Quarterly Report on Form 10-Q for the three months ended June 30, 2014 filed with the SEC on July 29, 2014.
(33) Previously filed with the Quarterly Report on Form 10-Q for the three months ended September 30, 2014 filed with the SEC on March 2, 2015.
(34) Previously filed with the Current Report on Form 8-K filed with the SEC on January 5, 2015.
(35) Previously filed with the Current Report on Form 8-K filed with the SEC on December 15, 2014.
(36) Previously filed with the Current Report on Form 8-K filed with the SEC on November 18, 2014.
(37) Previously filed with the Current Report on Form 8-K filed with the SEC on December 3, 2014.
(38) Previously filed with the Current Report on Form 8-K filed with the SEC on December 22, 2014.
(39) Previously filed with the Current Report on Form 8-K filed with the SEC on December 30, 2014.
(40) Previously filed with the Registration Statement on Form S-4 filed with the SEC on August 1, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of March, 2015.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By:	/s/ William G. Stanley
Interim Chief Executive Officer (Principal Executive Officer)

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
By: American Realty Capital Properties, Inc., its sole general partner
By:	/s/ William G. Stanley
Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Capacity *	Date

/s/ William G. Stanley	Interim Chief Executive Officer and Interim Chairman of the Board	March 30, 2015
William G. Stanley	of Directors (Principal Executive Officer and Director)

/s/ Michael J. Sodo	Executive Vice President, Chief Financial Officer and Treasurer	March 30, 2015
Michael J. Sodo	(Principal Financial Officer)

/s/ Gavin B. Brandon	Senior Vice President and Chief Accounting Officer	March 30, 2015
Gavin B. Brandon	(Principal Accounting Officer)

/s/ Thomas A. Andruskevich	Director	March 30, 2015
Thomas A. Andruskevich

/s/ Leslie D. Michelson	Director	March 30, 2015
Leslie D. Michelson

/s/ Edward G. Rendell	Director	March 30, 2015
Edward G. Rendell

/s/ Bruce D. Frank	Director	March 30, 2015
Bruce D. Frank
____________________________________

*	Each person is signing in his capacity as an officer and/or director of American Realty Capital Properties, Inc., which is the sole general partner of ARC Properties Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
American Realty Capital Properties, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Properties, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2015 expressed an adverse opinion.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of General Partner and Limited Partners
ARC Properties Operating Partnership, L.P. and subsidiaries
We have audited the accompanying consolidated balance sheets of ARC Properties Operating Partnership, L.P. (a Delaware partnership) and subsidiaries (collectively the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Operating Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Properties Operating Partnership, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Phoenix, Arizona
March 30, 2015

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate investments, at cost:
Land	$3,472,298	$1,380,308
Buildings, fixtures and improvements	12,307,758	5,297,400
Land and construction in progress	77,450	21,839
Intangible lease assets	2,435,054	759,595
Total real estate investments, at cost	18,292,560	7,459,142
Less: accumulated depreciation and amortization	(1,034,122)	(267,278)
Total real estate investments, net	17,258,438	7,191,864
Investment in unconsolidated entities	98,053	—
Investment in direct financing leases, net	56,076	66,112
Investment securities, at fair value	58,646	62,067
Loans held for investment, net	42,106	26,279
Cash and cash equivalents	416,711	52,725
Restricted cash	62,651	35,921
Intangible assets, net	150,359	—
Deferred costs and other assets, net	389,922	280,661
Goodwill	1,894,794	92,789
Due from affiliates	86,122	—
Assets held for sale	1,261	665
Total assets	$20,515,139	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$3,759,935	$1,301,114
Corporate bonds, net	2,546,499	—
Convertible debt, net	977,521	972,490
Credit facilities	3,184,000	1,969,800
Other debt, net	45,826	104,804
Below-market lease liabilities, net	317,838	77,169
Accounts payable and accrued expenses	163,025	730,571
Deferred rent, derivative and other liabilities	127,611	40,271
Distributions payable	9,995	10,903
Due to affiliates	559	103,434
Total liabilities	11,132,809	5,310,556
Commitments and contingencies (Note 17)
Series D preferred stock, $0.01 par value, zero and 21,735,008 shares (part of 100,000,000 aggregate preferred shares authorized) issued and outstanding at December 31, 2014 and 2013, respectively	—	269,299
Equity:
Preferred stock (excluding Series D Preferred Stock), $0.01 par value, 100,000,000 shares authorized and 42,834,138 and 42,199,547 shares issued and outstanding at December 31, 2014 and 2013, respectively	428	422
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 905,530,430 and 239,234,725 issued and outstanding at December 31, 2014 and 2013, respectively	9,055	2,392
Additional paid-in capital	11,920,253	2,940,907
Accumulated other comprehensive income	2,728	7,666
Accumulated deficit	(2,778,576)	(877,957)
Total stockholders’ equity	9,153,888	2,073,430
Non-controlling interests	228,442	155,798
Total equity	9,382,330	2,229,228
Total liabilities and equity	$20,515,139	$7,809,083

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$1,271,574	$310,508	$65,262
Direct financing lease income	3,603	2,244	—
Operating expense reimbursements	100,522	16,571	1,945
Cole Capital revenue	203,558	—	—
Total revenues	1,579,257	329,323	67,207
Operating expenses:
Cole Capital reallowed fees and commissions	66,228	—	—
Acquisition related (including $1,652, $37,564 and $28,656 to affiliates, respectively)	38,831	76,113	45,070
Merger and other non-routine transactions (including $137,778, $156,146 and $0 to affiliates, respectively)	200,514	210,543	2,603
Property operating	137,741	23,616	3,522
Management fees to affiliates	13,888	17,462	212
General and administrative (including $16,089, $103,206 and $826 to affiliates, respectively)	174,741	123,172	5,458
Depreciation and amortization	916,003	210,976	40,957
Impairments	409,991	3,346	—
Total operating expenses	1,957,937	665,228	97,822
Operating loss	(378,680)	(335,905)	(30,615)
Other (expense) income:
Interest expense, net	(452,648)	(105,548)	(11,856)
Extinguishment of debt, net	(21,869)	—	—
Other income, net	123,529	3,824	979
Loss on derivative instruments, net	(10,570)	(67,946)	—
Loss on held for sale assets and disposition of properties, net	(277,031)	—	—
Loss on sale of investments in affiliates	—	(411)	—
Gain (loss) on sale of investments	6,357	(1,795)	—
Total other expenses, net	(632,232)	(171,876)	(10,877)
Net loss from continuing operations	(1,010,912)	(507,781)	(41,492)
Discontinued operations:
Loss from operations of held for sale assets	—	(34)	(145)
Loss on held for sale properties	—	—	(600)
Net loss from discontinued operations	—	(34)	(745)
Net loss	(1,010,912)	(507,815)	(42,237)
Net loss attributable to non-controlling interests	33,727	16,316	585
Net loss attributable to the Company	$(977,185)	$(491,499)	$(41,652)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(1.36)	$(2.41)	$(0.40)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$0.00	$0.00	$(0.01)
Basic and diluted net loss per share attributable to common stockholders	$(1.36)	$(2.41)	$(0.41)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(1,010,912)	$(507,815)	$(42,237)
Other comprehensive income:
Designated derivatives, fair value adjustments	(7,002)	11,481	(3,743)
Unrealized gain (loss) on investment securities, net	9,716	119	(93)
Reclassification of previous unrealized gains on investment securities into net loss	(7,652)	—	—
Total other comprehensive (loss) income	(4,938)	11,600	(3,836)

Total comprehensive loss	(1,015,850)	(496,215)	(46,073)
Comprehensive loss attributable to non-controlling interests	33,727	16,316	585
Total comprehensive loss attributable to the Company	$(982,123)	$(479,899)	$(45,488)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2012	—	$—	17,162,016	$172	$144,230	$(98)	$(7,218)	$137,086	$3,702	$140,788
Issuance of preferred stock	6,990,328	70	—	—	8,992	—	—	9,062	—	9,062
Issuance of common stock	—	—	164,775,688	1,648	1,911,126	—	—	1,912,774	—	1,912,774
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	(93,421)	—	—	(93,421)	—	(93,421)
Offering costs, commissions and dealer manager fees (1)	—	—	—	—	(218,431)	—	—	(218,431)	—	(218,431)
Common stock issued through dividend reinvestment plan	—	—	2,686,141	27	27,109	—	—	27,136	—	27,136
Equity-based compensation	—	—	112,950	1	1,229	—	—	1,230	—	1,230
Distributions declared	—	—	—	—	—	—	(75,416)	(75,416)	—	(75,416)
Common stock repurchases	—	—	(183,119)	(2)	(1,951)	—	—	(1,953)	—	(1,953)
OP Units issued to acquire real estate investment	—	—	—	—	—	—	—	—	6,352	6,352
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	7,375	7,375
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(663)	(663)
Net loss	—	—	—	—	—	—	(41,652)	(41,652)	(585)	(42,237)
Other comprehensive loss	—	—	—	—	—	(3,836)	—	(3,836)	—	(3,836)
Balance, December 31, 2012	6,990,328	$70	184,553,676	$1,846	$1,778,883	$(3,934)	$(124,286)	$1,652,579	$16,181	$1,668,760
Issuances of preferred stock	36,037,691	360	—	—	—	—	—	360	—	360
Issuance of common stock	—	—	78,215,719	781	2,153,144	—	—	2,153,925	—	2,153,925
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	(558,089)	—	—	(558,089)	—	(558,089)
Offering costs, commissions and dealer manager fees (1)	—	—	—	—	(165,531)	—	—	(165,531)	—	(165,531)
Common stock issued through dividend reinvestment plan	—	—	940,737	10	25,554	—	—	25,564	—	25,564
Common stock repurchases	—	—	(28,319,972)	(283)	(357,758)	—	—	(358,041)	—	(358,041)
Conversion of Convertible Preferred Stock Series A and B to common stock	(828,472)	(8)	829,629	8	—	—	—	—	—	—
Issuance of common stock in conversion of Convertible Preferred Stock Series C	—	—	1,411,030	14	17,382	—	—	17,396	—	17,396
Conversion of OP Units to common stock	—	—	599,233	6	5,794	—	—	5,800	(5,800)	—
Equity-based compensation	—	—	1,004,673	10	7,952	—	—	7,962	32,700	40,662
Equity component of convertible debt	—	—	—	—	28,559	—	—	28,559	—	28,559
Contribution from the Former Manager	—	—	—	—	2,313	—	—	2,313	—	2,313
Consideration paid for assets of the Former Manager in excess of carryover basis	—	—	—	—	2,704	—	(2,704)	—	—	—
Distributions declared	—	—	—	—	—	—	(259,468)	(259,468)	—	(259,468)
Issuance of OP Units	—	—	—	—	—	—	—	—	107,771	107,771
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	30,861	30,861
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,014)	(9,014)

The consolidated statements of changes in equity continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY – (Continued)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Non-controlling interests retained in CapLease Merger	—	$—	—	$—	$—	$—	$—	$—	$567	$567
Redemption of OP Units	—	—	—	—	—	—	—	—	(1,152)	(1,152)
Other comprehensive income	—	—	—	—	—	11,600	—	11,600	—	11,600
Net loss	—	—	—	—	—		(491,499)	(491,499)	(16,316)	(507,815)
Balance, December 31, 2013	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock, net (1)	—	—	662,305,318	6,623	8,923,640	—	—	8,930,263	—	8,930,263
Conversion of Common OP Units to common stock	—	—	1,108,351	11	16,035	—	—	16,046	(16,046)	—
Conversion of Preferred OP Units to Series F Preferred Stock	634,591	6	—	—	12,671	—	—	12,677	(12,677)	—
Repurchases of common stock to settle tax obligation	—	—	(551,664)	(5)	(7,685)	—	—	(7,690)	—	(7,690)
Equity-based compensation	—	—	3,433,701	34	30,227	—	—	30,261	1,600	31,861
Excess tax benefit	—	—	—	—	4,458	—	—	4,458	—	4,458
Distributions declared on common stock	—	—	—	—	—	—	(819,377)	(819,377)	—	(819,377)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(36,318)	(36,318)
Distributions to participating securities	—	—	—	—	—	—	(5,335)	(5,335)	—	(5,335)
Distributions to preferred shareholders	—	—	—	—	—	—	(98,722)	(98,722)	—	(98,722)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Redemption of OP Units	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Net loss	—	—	—	—	—	—	(977,185)	(977,185)	(33,727)	(1,010,912)
Other comprehensive loss	—	—	—	—	—	(4,938)	—	(4,938)	—	(4,938)
Balance, December 31, 2014	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
_______________________________________________
(1) Includes $2.2 million, $161.8 million and $211.4 million to affiliates for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(1,010,912)	$(507,815)	$(42,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of OP Units	92,884	107,771	—
Depreciation and amortization	1,007,164	238,307	43,152
Loss on held for sale assets and disposition of properties, net	277,031	—	600
Impairments	409,991	3,346	—
Equity-based compensation	31,861	100,261	1,230
Equity in income of unconsolidated entities	77	—	—
Distributions from unconsolidated entities	8,335	—	—
Loss on derivative instruments	10,570	(1,739)	—
(Gain) loss on sale of investments, net	(6,357)	2,206	—
Loss on extinguishment of debt	(14,012)	—	—
Loss on extinguishment of Series C Stock	—	13,749	—
Note receivable issued in legal settlement	(15,300)	—	—
Changes in assets and liabilities:
Investment in direct financing leases	1,597	2,505	—
Deferred costs, intangible and other assets, net	(97,125)	(19,851)	(5,089)
Due from affiliates	(32,821)	—	—
Accounts payable and accrued expenses	(16,279)	20,789	8,277
Deferred rent, derivative and other liabilities	(99,930)	8,555	3,507
Due to affiliates	(43,887)	43,834	—
Net cash provided by operating activities	502,887	11,918	9,440
Cash flows from investing activities:
Investments in real estate and other assets	(3,539,906)	(3,520,412)	(1,659,536)
Acquisition of a real estate business, net of cash acquired	(756,232)	(878,898)	—
Investment in direct financing leases	—	(68,617)	—
Capital expenditures	(34,687)	(9,755)	(54)
Real estate developments	(72,515)	—	—
Principal repayments received from borrowers	77,614	442	—
Investments in unconsolidated entities	(2,500)	—	—
Proceeds from disposition of properties	1,598,767	—	553
Investment in leasehold improvements, property and equipment	(11,890)	(543)	—
Deposits for real estate investments	(265,372)	(101,887)	(638)
Uses and refunds of deposits for real estate investments	347,971	—	—
Purchases of investment securities	—	(81,590)	(41,747)
Line of credit advances to affiliates	(125,000)	—	—
Line of credit repayments from affiliates	81,100	—	—
Investment in loans held for investment	(2,952)	—	—
Proceeds from sale of investment securities	159,752	119,542	—
Change in restricted cash	(8,606)	—	—
Net cash used in investing activities	(2,554,456)	(4,541,718)	(1,701,422)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,010,219	6,924	229,798
Payments on mortgage notes payable	(1,143,503)	(5,711)	—
Payments on other debt	(112,003)	(9,368)	—
Proceeds from credit facilities	5,824,000	2,678,800	82,319
Payments on credit facilities	(5,918,800)	(954,604)	(122)
Proceeds from corporate bonds	2,545,760	—	—
Payments of deferred financing costs	(116,373)	(101,196)	(13,974)
Proceeds from issuance of convertible debt	—	967,786	—
Common stock repurchases	(7,690)	(359,193)	(1,534)
Proceeds from issuances of preferred shares	—	—	9,000
The consolidated statements of cash flows continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Proceeds from issuance of Series C Stock	$—	$445,000	$—
Cash payment on settlement of Series C Stock	—	(441,353)	—
Proceeds from issuance of Series D Preferred Stock	—	287,991	—
Proceeds from issuances of common stock, net offering costs	1,595,045	1,993,159	1,691,412
Redemption of Series D Preferred Stock	(316,126)	—	—
Contributions from non-controlling interest holders	982	30,861	7,375
Distributions to non-controlling interest holders	(30,150)	(8,219)	(663)
Distributions paid	(920,264)	(234,897)	(37,673)
Windfall tax benefits related to equity-based compensation	4,458	—	—
Payments from affiliates, net	—	(376)	396
Change in restricted cash	—	(5,654)	(1,108)
Net cash provided by financing activities	2,415,555	4,289,950	1,965,226
Net change in cash and cash equivalents	363,986	(239,850)	273,244
Cash and cash equivalents, beginning of period	52,725	292,575	19,331
Cash and cash equivalents, end of period	$416,711	$52,725	$292,575
Supplemental Disclosures:
Cash paid for interest	$330,652	$49,549	$8,983
Cash paid for income taxes	$7,616	$1,711	$173
Non-cash investing and financing activities:
OP units issued to acquire real estate investments	$—	$—	$6,352
Accrued capital expenditures and real estate developments	$6,868	$—	$—
Common stock issued through distribution reinvestment plan	$—	$25,568	$27,136

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2014	December 31, 2013
ASSETS
Real estate investments, at cost:
Land	$3,472,298	$1,380,308
Buildings, fixtures and improvements	12,307,758	5,297,400
Land and construction in progress	77,450	21,839
Intangible lease assets	2,435,054	759,595
Total real estate investments, at cost	18,292,560	7,459,142
Less: accumulated depreciation and amortization	(1,034,122)	(267,278)
Total real estate investments, net	17,258,438	7,191,864
Investment in unconsolidated entities	98,053	—
Investment in direct financing leases, net	56,076	66,112
Investment securities, at fair value	58,646	62,067
Loans held for investment, net	42,106	26,279
Cash and cash equivalents	416,711	52,725
Restricted cash	62,651	35,921
Intangible assets, net	150,359	—
Deferred costs and other assets, net	389,922	280,661
Goodwill	1,894,794	92,789
Due from affiliates	86,122	—
Assets held for sale	1,261	665
Total assets	$20,515,139	$7,809,083

LIABILITIES AND EQUITY
Mortgage notes payable, net	$3,759,935	$1,301,114
Corporate bonds, net	2,546,499	—
Convertible debt, net	977,521	972,490
Credit facilities	3,184,000	1,969,800
Other debt, net	45,826	104,804
Below-market lease liabilities, net	317,838	77,169
Accounts payable and accrued expenses	163,025	730,571
Deferred rent, derivative and other liabilities	127,611	40,271
Distributions payable	9,995	10,903
Due to affiliates	559	103,434
Total liabilities	11,132,809	5,310,556
Commitments and contingencies (Note 17)
General partner’s Series D Preferred equity, zero and 21,735,008 General Partner Preferred Units issued and outstanding at December 31, 2014 and 2013, respectively	—	269,299
Equity:
General partner’s common equity, 905,544,559 and 239,248,853 General Partner OP Units issued and outstanding at December 31, 2014 and 2013, respectively	8,157,167	1,018,123
General partner’s preferred equity (excluding Series D Preferred equity), 42,834,138 and 42,199,547 General Partner Preferred Units issued and outstanding at December 31, 2014 and 2013, respectively	996,987	1,054,989
Limited partners’ common equity, 23,763,797 and 17,832,274 Limited Partner OP Units issued and outstanding at December 31, 2014 and 2013, respectively	201,102	139,083
Limited partners’ preferred equity, 86,874,000 and 721,465,000 Limited Partner Preferred Units issued and outstanding at December 31, 2014 and 2013, respectively	3,375	16,466
Total partners’ equity	9,358,631	2,228,661
Non-controlling interests	23,699	567
Total equity	9,382,330	2,229,228
Total liabilities and equity	$20,515,139	$7,809,083
The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$1,271,574	$310,508	$65,262
Direct financing lease income	3,603	2,244	—
Operating expense reimbursements	100,522	16,571	1,945
Cole Capital revenue	203,558	—	—
Total revenues	1,579,257	329,323	67,207
Operating expenses:
Cole Capital reallowed fees and commissions	66,228	—	—
Acquisition related (including $1,652, $37,564 and $28,656 to affiliates, respectively)	38,831	76,113	45,070
Merger and other non-routine transactions (including $137,778, $156,146 and $0 to affiliates, respectively)	200,514	210,543	2,603
Property operating	137,741	23,616	3,522
Management fees to affiliates	13,888	17,462	212
General and administrative (including $16,089, $103,206 and $826 to affiliates, respectively)	174,741	123,172	5,458
Depreciation and amortization	916,003	210,976	40,957
Impairments	409,991	3,346	—
Total operating expenses	1,957,937	665,228	97,822
Operating loss	(378,680)	(335,905)	(30,615)
Other (expense) income:
Interest expense, net	(452,648)	(105,548)	(11,856)
Extinguishment of debt, net	(21,869)	—	—
Other income, net	123,529	3,824	979
Loss on derivative instruments, net	(10,570)	(67,946)	—
Loss on held for sale assets and disposition of properties, net	(277,031)	—	—
Loss on sale of investments in affiliates	—	(411)	—
Gain (loss) on sale of investments	6,357	(1,795)	—
Total other expenses, net	(632,232)	(171,876)	(10,877)
Net loss from continuing operations	(1,010,912)	(507,781)	(41,492)

Discontinued operations:
Loss from operations of held for sale assets	—	(34)	(145)
Loss on held for sale properties	—	—	(600)
Net loss from discontinued operations	—	(34)	(745)
Net loss	(1,010,912)	(507,815)	(42,237)
Net loss attributable to non-controlling interests	154	—	—
Net loss attributable to the unitholders	$(1,010,758)	$(507,815)	$(42,237)

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(1.36)	$(2.39)	$(0.40)
Basic and diluted net loss from discontinued operations per unit attributable to common unitholders	$0.00	$0.00	$(0.01)
Basic and diluted net loss per unit attributable to common unitholders	$(1.36)	$(2.39)	$(0.41)

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(1,010,912)	$(507,815)	$(42,237)
Other comprehensive income:
Designated derivatives, fair value adjustments	(7,002)	11,481	(3,743)
Unrealized gain (loss) on investment securities, net	9,716	119	(93)
Reclassification of previous unrealized gains on investment securities into net loss	(7,652)	—	—
Total other comprehensive (loss) income	(4,938)	11,600	(3,836)

Total comprehensive loss	(1,015,850)	(496,215)	(46,073)
Comprehensive loss attributable to non-controlling interests	154	—	—
Total comprehensive loss attributable to unitholders	$(1,015,696)	$(496,215)	$(46,073)

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2012	—	$—	—	$—	17,162,016	$137,088	310,000	$3,700	$140,788	$—	140,788
Issuance of Common OP Units	—	—	—	—	164,775,688	1,758,789	—	—	1,758,789	—	1,758,789
Issuance of Common OP Units through distribution reinvestment plan	—	—	—	—	2,686,141	27,136	—	—	27,136	—	27,136
Offering costs, commissions and dealer manager fees (1)	—	—	—	—	—	(218,431)	—	—	(218,431)	—	(218,431)
Repurchases of Common OP Units	—	—	—	—	(183,119)	(1,953)	—	—	(1,953)	—	(1,953)
Issuance of Preferred OP Units	828,472	9,000	—	—	—	—	—	—	9,000	—	9,000
Excess of ARCT IV Merger considerations over historical cost	6,161,856	154,047	—	—	—	—	—	—	154,047	—	154,047
Conversion of Limited Partners’ Common OP Units to General Partner’s Common OP units	—	—	—	—	—	(93,421)	—	—	(93,421)	—	(93,421)
Distributions declared on Common OP Units	—	—	—	—	112,950	1,230	—	—	1,230	—	1,230
Issuance of Limited Partner OP Units, net	—	—	—	—	—	(75,416)	—	—	(75,416)	—	(75,416)
Contribution transactions	—	—	—	—	—	—	576,376	6,352	6,352	—	6,352
Contributions from non-controlling interest holders	—	—	—	—	—	—	734,973	7,375	7,375	—	7,375
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(663)	(663)	—	(663)
Net loss	—	—	—	—	—	(41,652)	—	(585)	(42,237)	—	(42,237)
Other comprehensive income	—	—	—	—	—	(3,783)	—	(53)	(3,836)	—	(3,836)
Balance, December 31, 2012	6,990,328	$163,047	—	$—	184,553,676	$1,489,587	1,621,349	$16,126	$1,668,760	$—	$1,668,760
Issuance of Common OP Units	—	—	—	—	78,215,719	1,253,343	—	—	1,253,343	—	1,253,343
Issuance of Common OP Units through distribution reinvestment plan	—	—	—	—	940,737	25,564	—	—	25,564	—	25,564
Offering costs, commissions and dealer manager fees (1)	—	—	—	—	—	(165,531)	—	—	(165,531)	—	(165,531)
Repurchases of Common OP Units	—	—	—	—	(28,305,844)	(358,041)	—	—	(358,041)	—	(358,041)
Issuance of Preferred OP Units	36,037,691	900,942	721,465	16,466	—	—	630,689	14,395	931,803	—	931,803
Excess of ARCT IV Merger considerations over historical cost	—	—	—	—	—	(558,089)	—	—	(558,089)	—	(558,089)
Conversion of Limited Partners’ Common OP Units to General Partner's Common OP units	—	—	—	—	599,233	5,800	(599,233)	(5,800)	—	—	—
Conversion of General Partner’s Preferred Units to General Partner’s Common OP Units	(828,472)	(9,000)	—	—	829,629	9,000	—	—	—	—	—
Issuance of Common OP Units in conversion of Convertible Perferred OP Units Series C	—	—	—	—	1,411,030	17,396	—	—	17,396	—	17,396
Equity-based compensation	—	—	—	—	1,004,673	7,962	8,241,100	32,700	40,662	—	40,662
Equity component of convertible debt	—	—	—	—	—	28,559	—	—	28,559	—	28,559
Contribution from Advisor	—	—	—	—	—	2,313	—	—	2,313	—	2,313
Distributions declared on Common OP Units	—	—	—	—	—	(259,468)	—	—	(259,468)	—	(259,468)
Issuance of Common OP Units	—	—	—	—	—	—	8,029,545	107,771	107,771	—	107,771
Non-controlling interest retained in Caplease merger	—	—	—	—	—	—	—	—	—	567	567
Redemption of Common OP Units	—	—	—	—	—	—	(91,176)	(1,152)	(1,152)	—	(1,152)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(9,014)	(9,014)	—	(9,014)
The consolidated statement of changed in equity continues onto the next page.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY – (Continued)
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Net loss	—	$—	—	$—	—	$(491,499)	$—	$(16,316)	$(507,815)	$—	$(507,815)
Other comprehensive income	—	—	—	—	—	11,227	—	373	11,600	—	11,600
Balance, December 31, 2013	42,199,547	$1,054,989	721,465	$16,466	239,248,853	$1,018,123	17,832,274	$139,083	$2,228,661	$567	$2,229,228
Issuance of common OP units, net (1)	—	—	—	—	662,305,318	8,930,263	7,956,297	152,484	9,082,747	—	9,082,747
Conversion of Limited Partners’ Common OP Units to General Partner’s Common OP Units	—	—	—	—	1,108,351	16,046	(1,108,351)	(16,046)	—	—	—
Conversion of Limited Partners’ Preferred OP Units to General Partner’s Preferred OP Units	634,591	12,677	(634,591)	(12,677)	—	—	—	—	—	—	—
Issuance of Common OP Units in connection with share awards, net	—	—	—	—	(551,664)	(7,690)	—	—	(7,690)	—	(7,690)
Equity-based compensation	—	—	—	—	3,433,701	30,261	—	1,600	31,861	—	31,861
Excess tax benefit	—	—	—	—	—	4,458	—	—	4,458	—	4,458
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(824,712)	—	(33,856)	(858,568)	(2,462)	(861,030)
Distributions to Preferred OP Units	—	(70,679)	—	(414)	—	(27,629)	—	—	(98,722)	—	(98,722)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	—	24,766	24,766
Redemption of OP Units	—	—	—	—	—	—	(916,423)	(8,420)	(8,420)	—	(8,420)
Net loss	—	—	—	—	—	(977,185)	—	(33,573)	(1,010,758)	(154)	(1,010,912)
Other comprehensive loss	—	—	—	—	—	(4,768)	—	(170)	(4,938)	—	(4,938)
Balance, December 31, 2014	42,834,138	$996,987	86,874	$3,375	905,544,559	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
_______________________________________________
(1) Includes $2.2 million, $161.8 million and $211.4 million to affiliates for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, respectively.

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(1,010,912)	$(507,815)	$(42,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of common units in connection with the ARCT III and ARCT IV mergers	92,884	107,771	—
Depreciation and amortization	1,007,164	238,307	43,152
Loss on held for sale assets and disposition of properties, net	277,031	—	600
Impairments	409,991	3,346	—
Equity-based compensation	31,861	100,261	1,230
Equity in income of unconsolidated entities	77	—	—
Distributions from unconsolidated entities	8,335	—	—
Loss on derivative instruments	10,570	(1,739)	—
(Gain) loss on sale of investments, net	(6,357)	2,206	—
Loss on extinguishment of debt	(14,012)	—	—
Loss on extinguishment of Series C Stock	—	13,749	—
Note receivable issued in legal settlement	(15,300)	—	—
Changes in assets and liabilities:
Investment in direct financing leases	1,597	2,505	—
Deferred costs, intangible and other assets, net	(97,125)	(19,851)	(5,089)
Due from affiliates	(32,821)	—	—
Accounts payable and accrued expenses	(16,279)	20,789	8,277
Deferred rent, derivative and other liabilities	(99,930)	8,555	3,507
Due to affiliates	(43,887)	43,834	—
Net cash provided by operating activities	502,887	11,918	9,440
Cash flows from investing activities:
Investments in real estate and other assets	(3,539,906)	(3,520,412)	(1,659,536)
Acquisition of a real estate business, net of cash acquired	(756,232)	(878,898)	—
Investment in direct financing leases	—	(68,617)	—
Capital expenditures	(34,687)	(9,755)	(54)
Real estate developments	(72,515)	—	—
Principal repayments received from borrowers	77,614	442	—
Investments in unconsolidated entities	(2,500)	—	—
Proceeds from disposition of properties	1,598,767	—	553
Investment in leasehold improvements, property and equipment	(11,890)	(543)	—
Deposits for real estate investments	(265,372)	(101,887)	(638)
Uses and refunds of deposits for real estate investments	347,971	—	—
Purchases of investment securities	—	(81,590)	(41,747)
Line of credit advances to affiliates	(125,000)	—	—
Line of credit repayments from affiliates	81,100	—	—
Investment in loans held for investment	(2,952)	—	—
Proceeds from sale of investment securities	159,752	119,542	—
Change in restricted cash	(8,606)	—	—
Net cash used in investing activities	(2,554,456)	(4,541,718)	(1,701,422)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,010,219	6,924	229,798
Payments on mortgage notes payable	(1,143,503)	(5,711)	—
Payments on other debt	(112,003)	(9,368)	—
Proceeds from credit facilities	5,824,000	2,678,800	82,319
Payments on credit facilities	(5,918,800)	(954,604)	(122)
Proceeds from corporate bonds	2,545,760	—	—
Payments of deferred financing costs	(116,373)	(101,196)	(13,974)
Proceeds from issuance of convertible debt	—	967,786	—
The consolidated statements of cash flows continue onto the next page.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Repurchases of OP units	$(7,690)	$(359,193)	$(1,534)
Proceeds from issuances of preferred units	—	—	9,000
Proceeds from issuance of Series C Stock	—	445,000	—
Proceeds from issuances of OP units, net of offering costs	1,595,045	1,993,159	1,691,412
Cash payment on settlement of Series C Stock	—	(441,353)	—
Proceeds from issuance of Series D Preferred Stock	—	287,991	—
Redemption of Series D Preferred Stock	(316,126)	—	—
Contributions from non-controlling interest holders	982	30,861	7,375
Distributions to non-controlling interest holders	(30,150)	(8,219)	(663)
Distributions paid	(920,264)	(234,897)	(37,673)
Windfall tax benefit	4,458	—	—
Payments from affiliates, net	—	(376)	396
Change in restricted cash	—	(5,654)	(1,108)
Net cash provided by financing activities	2,415,555	4,289,950	1,965,226
Net change in cash and cash equivalents	363,986	(239,850)	273,244
Cash and cash equivalents, beginning of period	52,725	292,575	19,331
Cash and cash equivalents, end of period	$416,711	$52,725	$292,575

Supplemental Disclosures:
Cash paid for interest	$330,652	$49,549	$8,983
Cash paid for income taxes	$7,616	$1,711	$173
Non-cash investing and financing activities:
OP units issued to acquire real estate investments	$—	$—	$6,352
Accrued capital expenditures and real estate developments	$6,868	$—	$—
Common stock issued through distribution reinvestment plan	$—	$25,568	$27,136

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 – Organization
American Realty Capital Properties, Inc. (the “General Partner” or “ARCP”) is a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, ARCP completed its initial public offering (the “IPO”). ARCP’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”
The Company (as defined below) operates through two business segments, Real Estate Investment (“REI”) and its private capital management business, Cole Capital (“Cole Capital”), as further discussed in Note 5 – Segment Reporting. Through the REI segment, the Company acquires, owns and operates single-tenant, freestanding, commercial real estate properties, primarily subject to long-term net leases with high credit quality tenants. The Company seeks to acquire net lease assets by self- originating individual or small portfolio acquisitions, by executing sale-leaseback transactions, and in connection with build-to-suit or forward take-out opportunities, to the extent they are appropriate in terms of capitalization rate and scale. Previously, the Company advanced its investment objectives by not only growing its net lease portfolio through granular, self-originated acquisitions, but also through strategic mergers and acquisitions. See Note 2 – Mergers and Significant Acquisitions and Sales to the consolidated financial statements in this report.
Cole Capital is contractually responsible for managing the Managed REITs’ (as defined in Note 3 - Summary of Significant Accounting Policies) affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for services relating to these services.
ARCP is the sole general partner of ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), a Delaware limited partnership, which was formed on January 13, 2011 to conduct the primary business of acquiring, owning and operating single-tenant, freestanding commercial real estate properties. The Operating Partnership is the entity through which substantially all of the General Partner’s operations are conducted. Together, the General Partner, with the Operating Partnership and their consolidated subsidiaries are known as the “Company.”
The actions of the Operating Partnership and its relationship with ARCP are governed by that certain Third Amended and Restated Agreement of Limited Partnership, effective as of January 3, 2014, as amended (the “LPA”). The General Partner does not have any significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the General Partner and the Operating Partnership are substantially the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation and continuity of existence and operation of the General Partner incurred by the General Partner on the Operating Partnership’s behalf shall be treated as expenses of the Operating Partnership. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s board of directors, the LPA requires the Operating Partnership to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the Operating Partnership has a proportionate economic interest in the Operating Partnership reflecting its capital contributions thereto. OP Units (as defined below) issued to the General Partner are referred to as General Partner OP Units. OP Units issued to parties other than the General Partner are referred to as Limited Partner OP Units. The LPA also provides that the Operating Partnership issue debt that mirrors debt issued by ARCP. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s board of directors authorizes the issuance of any new class of equity securities.
Substantially all of the Company’s REI segment is conducted through the OP. ARCP is the sole general partner and holder of 97.4% of the common equity interests in the OP as of December 31, 2014 with the remaining 2.6% of the common equity interests owned by certain unaffiliated investors. Under the LPA, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by ARCP, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of ARCP’s common stock or, at the option of ARCP, a corresponding number of shares of ARCP’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Prior to January 8, 2014, ARC Properties Advisors, LLC (the “Former Manager”), a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in the best interest of the Company and its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014. In connection with becoming self-managed, ARCP terminated the management agreement with the Former Manager and ARCP and the OP entered into employment and incentive compensation arrangements with ARCP executives. See Note 20 – Related Party Transactions and Arrangements for further discussion.
As discussed in Note 2 – Mergers and Significant Acquisitions and Sales, on January 3, 2014, the Company acquired American Realty Capital Trust IV, Inc. (“ARCT IV”). The Company and ARCT IV, from the date of the Company’s inception to January 3, 2014, were considered to be entities under common control because the entities’ advisors were wholly-owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock and other equity interests. In addition, the advisors of the entities were contractually eligible to receive potential fees for their services from the companies, including asset management fees, incentive fees and other fees and had continued to receive fees from the Company prior to the Company’s transition to self-management, which was completed on January 8, 2014. Due to the significance of these fees, the entities’ advisors and ultimately ARC were determined to have a significant economic interest in both companies, in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Accordingly, the balances represented throughout these financial statements have been recast in applying the carryover basis of accounting to include ARCT IV at inception.
On March 2, 2015, ARCP restated its consolidated financial statements as of and for the years ended December 31, 2013 and 2012 and quarterly periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013 and the OP restated and amended its consolidated financial statements and related financial information as of and for the years ended December 31, 2013 and 2012 and the quarterly periods ended June 30, 2014 and 2013 to correct errors that were identified as a result of an investigation conducted by the Audit Committee of the Company’s Board of Directors (the “Audit Committee Investigation”), as well as certain other errors that were identified by the Company’s new management. In addition, the restatement reflected corrections of certain immaterial errors and certain previously identified errors that were identified by the Company in the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements were originally issued. This restated and corrected data and the restated financial statements for the years ended December 31, 2013 and 2012 and quarterly periods ended March 31, 2014 and 2013, and June 30, 2014 and 2013 and September 30, 2013 are included in these consolidated financial statements and accompanying notes. See Amendment No. 2 to the Company’s Annual Report on Form 10-K/A filed on March 2, 2015 for additional information about the Audit Committee Investigation and reconciliations of the amounts as originally reported to the corresponding restated amounts.
Note 2 – Mergers and Significant Acquisitions and Sales
American Realty Capital Trust III, Inc. Merger
On December 14, 2012, ARCP entered into an Agreement and Plan of Merger (the “ARCT III Merger Agreement”) with ARCT III and certain subsidiaries of each company. The ARCT III Merger Agreement provided for the merger of ARCT III with and into a subsidiary of ARCP (the “ARCT III Merger”). The ARCT III Merger was consummated on February 28, 2013 (the “ARCT III Merger Date”).
Pursuant to the terms and subject to the conditions set forth in the ARCT III Merger Agreement, each outstanding share of common stock of ARCT III, including restricted shares that became vested, was converted into the right to receive (i) 0.95 of a share of ARCP’s common stock (the “ARCT III Exchange Ratio”) or (ii) $12.00 in cash. In addition, each outstanding unit of equity ownership of ARCT III’s operating partnership (the “ARCT III OP”) was converted into the right to receive 0.95 of the same class of unit of equity ownership in the OP.
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
Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC (the “ARCT III Special Limited Partner”), the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from the ARCT III OP, which resulted in the issuance of units of limited partner interests in the

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

ARCT III OP. After applying the ARCT III Exchange Ratio, this distribution resulted in the issuance of an additional 7.3 million OP Units to affiliates of the Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period from the date of issuance before being redeemable by the holder for cash or, at the option of ARCP, common stock of ARCP.
Also in connection with the ARCT III Merger, the Company entered into an agreement with the Former Manager and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates and pay certain merger related fees. See Note 20 – Related Party Transactions and Arrangements.
Accounting Treatment for the ARCT III Merger
The Company and ARCT III, from inception to the ARCT III Merger Date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of the Company and ARCT III were contractually eligible to receive potential fees for their services to both companies, including asset management fees, incentive fees and other fees, and continued to receive fees from the Operating Partnership, on behalf of ARCP, prior to ARCP’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger Date. In addition, U.S. GAAP requires the Company to present historical financial information as if the merger had occurred as of the earliest period of common control. Therefore, the accompanying consolidated financial statements including the notes thereto, are presented as if the ARCT III Merger had occurred at the earliest period presented.
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
CapLease, Inc. Merger
On May 28, 2013, ARCP entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease Inc. (“CapLease”), a Maryland corporation, and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of ARCP (the “CapLease Merger”).
On November 5, 2013, ARCP consummated the CapLease Merger. Pursuant to the terms of the CapLease Merger Agreement, each outstanding share of common stock of CapLease, other than shares owned by ARCP, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by ARCP, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of Caplease, LP with and into the OP, each outstanding unit of equity ownership of CapLease’s operating partnership, other than units owned by CapLease, the OP, or any other of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Shares of CapLease’s outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to CapLease’s common and preferred shareholders.
Accounting Treatment for the CapLease Merger
The CapLease Merger has been accounted for under the acquisition method of accounting in accordance with U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease have been recorded, as of the acquisition date, at their respective fair values. Any excess of purchase price over the fair values is recorded as goodwill. Results

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

of operations for CapLease are included in ARCP’s consolidated financial statements from the date of acquisition.
American Realty Capital Trust IV, Inc. Merger
On July 1, 2013, the General Partner entered into an Agreement and Plan of Merger, as amended on October 6, 2013 and October 11, 2013 (the “ARCT IV Merger Agreement”), with ARCT IV, and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The ARCT IV Merger was consummated on January 3, 2014 (the “ARCT IV Merger Date”).
Pursuant to the terms of the ARCT IV Merger Agreement, as amended, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of ARCP’s common stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (each, an “ARCT IV OP Unit”), other than ARCT IV OP Units held by American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”), and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”) was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a Limited Partner OP Unit and (iii) 0.5937 of a Limited Partner OP Unit designated as Series F Preferred Units (“Limited Partner Series F OP Units”). In total, the Operating Partnership, on ARCP’s behalf, paid $651.4 million in cash, ARCP issued 36.9 million shares of common stock and 42.2 million shares of Series F Preferred Stock to the former ARCT IV shareholders, and the Operating Partnership issued 0.7 million units of Limited Partner Series F OP units and 0.6 million Limited Partner OP Units to the former ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 Limited Partner OP Units, resulting in the OP issuing 1.2 million Limited Partner OP Units. In accordance with the LPA, the OP issued a corresponding number of General Partner OP Units and General Partner Series F Preferred Units to ARCP when shares of ARCP’s common stock and Series F Preferred Stock were issued to former common stockholders of ARCT IV, respectively.
On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, the ARCT IV Special Limited Partner and ARC Real Estate Partners, LLC (“ARC Real Estate”), an entity under common ownership with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment, received a subordinated distribution of net sales proceeds from the ARCT IV OP equal to $63.2 million. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on a price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other non-routine transactions in the accompanying consolidated statement of operations for the year ended December 31, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million Limited Partner OP Units after application of the exchange ratio of 2.3961 per ARCT IV OP Unit. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these Limited Partner OP Units before being redeemable by the holder for cash or, at the option of the General Partner, the common stock of ARCP.
In addition, as part of the ARCT IV Contribution and Exchange Agreement, ARC Real Estate contributed $750,000 in cash to the ARCT IV OP, effective prior to the consummation of the ARCT IV Merger, in exchange for ARCT IV OP Units. Upon the consummation of the ARCT IV Merger, these equity units converted at an exchange ratio of 2.3961 Limited Partner OP Units per ARCT IV OP Unit, resulting in the Operating Partnership issuing 0.1 million Limited Partner OP Units to ARC Real Estate.
Accounting Treatment for the ARCT IV Merger
The Company and ARCT IV, from inception to the ARCT IV Merger Date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock, OP Units and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies including asset management fees, incentive fees and other fees and had continued to receive fees from the OP prior to ARCP’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger Date. In addition, U.S. GAAP requires the Company to present historical financial information as of the earliest period of common control. Therefore, the accompanying consolidated financial statements including the notes thereto are presented as if the ARCT IV Merger, including the impact of the equity transactions entered into to consummate the merger, had occurred at the earliest period presented.
Fortress Portfolio Acquisition
On July 24, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) for the purchase of 196 properties owned by Fortress, for an aggregate contract purchase price of $972.5 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the properties acquired by the Company relative to the fair value of all 196 properties sold by Fortress. Of the 196 properties, 120 properties were allocated to the Company (the “Fortress Portfolio”). On October 1, 2013, the Company closed on 41 of the 120 properties with a total purchase price of $200.3 million, exclusive of closing costs. On January 8, 2014, the Company closed the acquisition of the remaining 79 properties in the Fortress Portfolio, for an aggregate contract purchase price of $400.9 million, exclusive of closing costs. The total purchase price of the Fortress Portfolio was $601.2 million, exclusive of closing costs.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, ARCP and a wholly owned subsidiary entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a publicly traded Maryland corporation. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of ARCP (the “Cole Merger”). The Cole Merger was consummated on February 7, 2014 (the “Cole Acquisition Date”).
Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units and performance stock units that vested in conjunction with the Cole Merger, other than shares owned by ARCP, any subsidiary of ARCP or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of ARCP’s common stock (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Holders of approximately 98% of outstanding Cole shares elected to receive Stock Consideration and holders of approximately 2% of outstanding Cole shares elected to receive Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in ARCP issuing approximately 520.8 million shares of common stock and paying $181.8 million in cash to Cole’s shareholders based on their elections. In accordance with the LPA, the Operating Partnership issued a corresponding number of General Partner OP Units to ARCP when shares of ARCP’s common stock were issued to former common stockholders of Cole.
In addition, ARCP issued approximately 2.8 million shares of common stock, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between the Company and such individuals, concurrently with the execution of the Cole Merger Agreement. Additionally, effective as of the Cole Acquisition Date, ARCP issued, but had not yet allocated, 0.4 million shares with dividend equivalent rights commensurate with ARCP’s common stock. In accordance with the LPA, the Operating Partnership issued a corresponding number of General Partner OP Units to ARCP when shares of ARCP’s common stock were issued to former executives of Cole.
The fair value of the consideration transferred at the Cole Acquisition Date totaled $7.5 billion and consisted of the following (in thousands):

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Accounting Treatment for the Cole Merger
The Cole Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Cole have been recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values is recorded as goodwill. Results of operations for Cole are included in the Company’s consolidated financial statements subsequent to the Cole Acquisition Date. During the three months ended December 31, 2014, we recorded significant impairment charges. See Note 3 – Summary of Significant Accounting Policies for discussion on impairment charges.
Inland Portfolio Acquisition
On August 8, 2013, ARC and another related entity, on behalf of the Company and certain other entities sponsored directly or indirectly by ARC, entered into a purchase and sale agreement with Inland American Real Estate Trust, Inc. (“Inland”) for the purchase of the equity interests of 67 companies owned by Inland for an aggregate contract purchase price of $2.3 billion, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs. Of the 67 companies, the equity interests of 10 companies holding in the aggregate 33 properties (the “Inland Portfolio”) were allocated to the Company for a purchase price of $501.0 million, subject to adjustments set forth in the purchase and sale agreement and exclusive of closing costs, which were allocated to the Company based on the pro rata fair value of the Inland Portfolio relative to the fair value of all 67 companies sold by Inland. As of December 31, 2014, the Company had closed on 32 of the 33 properties for a total purchase price of $288.2 million, exclusive of closing costs. The Company will not close on the remaining one property.
Cole Credit Property Trust, Inc. Merger
On March 17, 2014, the General Partner and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “CCPT Merger Agreement”) with Cole Credit Property Trust, Inc., a Maryland corporation (“CCPT”). The CCPT Merger Agreement provided for the merger of CCPT with and into a direct subsidiary of the General Partner (the “CCPT Merger”). The CCPT Merger was consummated on May 19, 2014 (the “CCPT Acquisition Date”). The fair value of the consideration transferred at the CCPT Acquisition Date totaled $73.2 million, which was paid in cash.
Pursuant to the CCPT Merger Agreement, the General Partner commenced a cash tender offer to purchase all of the outstanding shares of common stock of CCPT (the “CCPT Common Stock”) (other than shares owned by CCPT, the General Partner or any subsidiary of the Company), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated March 31, 2014, and the related Letter of Transmittal (together with any amendments or supplements to the foregoing, the “Offer”), at a price of $7.25 per share (the “Offer Price”), net to the seller in cash, without interest, less any applicable withholding tax. On May 19, 2014, the General Partner accepted for payment and paid for all shares of CCPT Common Stock that were validly tendered in the Offer. As of the expiration of the Offer, a total of 7,735,069 shares of CCPT Common Stock were validly tendered and not withdrawn, representing approximately 77% of the shares of CCPT Common Stock outstanding.
Immediately following the acceptance for payment and payment for the shares of CCPT Common Stock that were validly tendered in the Offer, ARCP exercised its option (the “Top-Up Option”), granted pursuant to the CCPT Merger Agreement, to purchase, at a price per share equal to the Offer Price, 13,457,874 newly issued shares of CCPT Common Stock (collectively, the “Top-Up Shares”). The Top-Up Shares, taken together with the shares of CCPT Common Stock owned, directly or indirectly, by ARCP and its subsidiaries immediately following the acceptance for payment and payment for the shares of CCPT Common Stock that were validly tendered in the Offer, constituted one share more than 90% of the outstanding shares of CCPT Common Stock (after giving effect to the issuance of all shares subject to the Top-Up Option), the applicable threshold required to effect a short-form merger under applicable Maryland law without stockholder approval.
Following the consummation of the Offer and the exercise of the Top-Up Option, in accordance with the CCPT Merger Agreement, ARCP completed its acquisition of CCPT by effecting of a short-form merger under Maryland law, pursuant to which CCPT was merged with and into a subsidiary of ARCP, with the subsidiary surviving the merger as a wholly owned subsidiary of ARCP. The CCPT Merger became effective following the filing of the Articles of Merger with the State Department of Assessments and Taxation of Maryland and the filing of the Certificate of Merger with the Secretary of State of the State of Delaware with an effective date of May 19, 2014 (the “Effective Time”).
At the Effective Time, each share of CCPT Common Stock not purchased in the Offer (other than shares held by the CCPT, ARCP or any subsidiary of ARCP, which were automatically canceled and retired and ceased to exist) was converted into the right to receive an amount, in cash and without interest, equal to the Offer Price.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

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
Red Lobster Portfolio Acquisition
On May 15, 2014, the Operating Partnership, through a wholly owned subsidiary, entered into a master purchase agreement to acquire over 500 properties, substantially all of which are operating as Red Lobster® restaurants (the “Red Lobster Portfolio”) from a third party. The transaction was structured as a sale-leaseback in which the Operating Partnership agreed to purchase the Red Lobster Portfolio and would immediately lease the portfolio back to the third party pursuant to the terms of multiple master leases (the “Master Leases”). The overall sale-leaseback transaction consisted of 522 Red Lobster® restaurants and 20 other branded restaurant properties for a purchase price of $1.7 billion. The Company closed the Red Lobster Portfolio acquisition in the third quarter of 2014. The Red Lobster Portfolio acquisition is included in the 2014 Acquisitions (as defined in Note 7 – Real Estate Investments).
Abandoned Spin-off of Multi-Tenant Shopping Center Portfolio; Sale to Blackstone/DDR Joint Venture
On March 13, 2014, the Company announced its intention to spin off its multi-tenant shopping center business (the “MT Spin-off”) into a publicly traded REIT, American Realty Capital Centers, Inc., which was expected to operate under the name “ARCenters” and to trade on the NASDAQ Global Market under the symbol “ARCM.” The OP was expected to retain 25% ownership of ARCM. The MT Spin-off was expected to be effectuated through a pro rata taxable special distribution of one share of ARCM common stock for every 10 shares of the Company’s common stock and every 10 OP Units held by third parties in the OP. On April 4, 2014, ARCM filed a Registration Statement on Form 10 to register ARCM’s common stock, par value $0.01 per share, pursuant to Section 12(b) of the Exchange Act so that, upon consummation of the MT Spin-off, shares of ARCM received by holders of the Company’s common stock, or OP Units, as applicable, could freely trade their newly received ARCM common stock. ARCM was expected to be externally managed by the Company. On May 21, 2014, the Company announced that it had reassessed its plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to Blackstone, expecting to finalize pertinent documentation related thereto within 30 days of such date. The properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, the Company abandoned its proposed spin-off at such time. On June 11, 2014, indirect subsidiaries of the Company entered into an Agreement of Purchase and Sale with BRE DDR Retail Holdings III LLC (the “Blackstone/DDR Joint Venture”), an entity indirectly jointly owned by affiliates of Blackstone Real Estate Partners VII L.P. and DDR Corp. (“DDR”), pursuant to which the parties consummated the sale of the Company’s multi-tenant shopping center portfolio. See Note 22 – Property Dispositions for further discussion on the sale of the properties, which closed on October 17, 2014.
Note 3 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company included herein include the accounts of ARCP and its consolidated subsidiaries, including the Operating Partnership. All intercompany amounts have been eliminated. The financial statements are prepared on the accrual basis of accounting in conformity with U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, consolidated joint venture arrangements and its subsidiaries. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests. In addition, as described in Note 1 – Organization, certain affiliates and non-affiliated third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. In addition, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of December 31, 2014 and December 31, 2013, there were 23,763,797 and 9,591,173 OP Units outstanding, respectively. In addition, as discussed in Note 2 – Mergers and Significant Acquisitions and Sales, the historical information of ARCT III and ARCT IV has been presented as if the mergers had occurred as of the earliest period of common control. All intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

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
Reclassification
Certain prior year balances have been combined in the consolidated balance sheets into the captions deferred costs and other assets, net and credit facilities. Additionally, certain prior year balances relating to the payments on and proceeds from the various credit facilities have been combined in the consolidated statements of cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, investments in real estate, business combinations, impairments and derivative financial instruments and hedging activities, as applicable.
Real Estate Investments
The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for intangible lease assets.
Assets Held for Sale
The Company classifies real estate investments as held for sale in accordance with the criteria set forth in U.S. GAAP. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to dispose of the asset. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented. At December 31, 2014 and December 31, 2013, the Company had two properties and one property, respectively, that were classified as held for sale.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Development Activities
Project costs and expenses, which include interest expense, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings and improvements. As required by U.S. GAAP, the Company computes and capitalizes interest expense on the full amount it has invested in the project, whether or not such investment is externally financed.
Investment in Unconsolidated Entities
Investment in Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of December 31, 2014 consisted of the Company’s interest in six joint ventures that owned six properties (the “Unconsolidated Joint Ventures”). As of December 31, 2014, the Company owned aggregate equity investments of $94.2 million in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income from the Unconsolidated Joint Ventures within the Other income, net line item in the consolidated statement of operations. During the year ended December 31, 2014, the Company recognized $1.5 million of net income from the Unconsolidated Joint Ventures. The Company did not recognize any net income from the Unconsolidated Joint Ventures during the year ended December 31, 2013.
Investment in Managed REITs
In conjunction with its Cole Merger, the Company acquired equity interests, in the following publicly registered, non-traded REITs: Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Corporate Income Trust, Inc. (“CCIT”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, CCIT, INAV and CCIT II, the “Managed REITs”). As of December 31, 2014, the Company owned aggregate equity investments of $3.9 million in the Managed REITs. Prior to the CCPT Acquisition Date, CCPT was a Managed REIT and accounted for using the equity method. As of the CCPT Acquisition Date, the Company had a de minimis equity investment in CCPT. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions. The Company records its proportionate share of net income from the Managed REITs within the Other income, net line item in the consolidated statement of operations. During the year ended December 31, 2014, the Company recognized $1.6 million of net loss from the Managed REITs. The Company did not recognize any net income or loss from the Managed REITs during the year ended December 31, 2013.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Impairments
Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
The Company recorded $100.5 million of impairment charges on real estate investments from continuing operations during the year ended December 31, 2014, of which impairment charges totaling $96.7 million arose during the three months ended December 31, 2014. In determining the fourth quarter impairment charges, the Company evaluated each of the respective properties’ highest and best use and concluded that such use would be to sell certain office properties that were deemed to be impaired, as if such properties were vacant at the time of the expected sale and did not contain a tenant under a long term lease. During the nine months ended September 30, 2014, the Company’s intention was to re-lease the respective properties at the end of each such tenant’s existing lease term, which were during 2015 through 2016. However, the respective tenants either provided notice that they did not intend to renew their lease or had already vacated the property and were continuing to pay the lease until expiration. In evaluating lease-up scenarios, the Company assessed the necessary capital expenditures that would be incurred to ready the respective properties for lease and determined that such capital expenditures would not be recoverable under the expected terms of a new lease in the current and future rental markets for such properties. In addition, the Company utilized the sale price received for one of the properties that was sold in 2015 in the determination of fair value, noting that the offers received in such sale were consistent with current market transactions evaluated as comparable transactions. The price received at sale was an indication that the carrying amount was greater than the properties’ estimated fair values.
The Company recorded $3.3 million in impairment charges on real estate investments from continuing operations during the year ended December 31, 2013, but did not record any impairment on real estate investments from discontinued operations during that year. The Company did not record any impairment on real estate investments from continuing operations during the year ended December 31, 2012, but did record $0.6 million of impairment charges from discontinued operations during that year.
Goodwill
The Company will evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.
The Company tested the goodwill allocated to the Cole Capital segment for impairment during the three months ended December 31, 2014 using an income approach. The assumptions utilized in the evaluation of the impairment of goodwill under the income approach include revenue growth rates, cash flows, earnings before income taxes, tax rates, capital expenditures, the weighted average cost of capital (“WACC”) and expected long-term growth rates (residual growth rate). The assumptions which have the most significant effect on our valuations derived using a discounted cash flows methodology are: (1) revenue growth rate, (2) cash flow assumptions and (3) the discount rate. The cash flows utilized in the income approach are based on our most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

period. Long-term growth rates represent the expected long-term growth rate for the reporting unit, considering the industry in which we operate and the global economy. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows and our WACC. The risk adjusted discount rate used represents the estimated WACC for our reporting unit. The carrying value of the Cole Capital reporting unit exceeded the estimated fair value at December 31, 2014 and therefore the second step of the goodwill impairment analysis was performed to compute the amount of the impairment. As a result, the Company recorded an impairment charge of $223.1 million during the three months ended December 31, 2014.
The Company also tested the goodwill allocated to the REI segment for impairment during the three months ended December 31, 2014 using a market approach. The assumptions utilized in the market approach include the selection of comparable companies, which are subject to change based on the economic characteristics of our reporting unit. Adjusted funds from operations and funds from operations, each non-GAAP supplemental financial performance measures, multiples for market comparable companies for the current and future fiscal periods were used to estimate the fair value of the reporting unit by applying those multiples to the projected financial information prepared by management. The carrying value of the REI reporting unit was $19.3 billion at December 31, 2014. The estimated fair value of the reporting unit exceeded its carrying value by 5%. As such, no goodwill impairment was recorded during the three months ended December 31, 2014 on the REI reporting segment. This reporting unit remains at risk for future impairment if the projected operating results are not met or other inputs into the fair value measurement change. We continue to monitor actual results versus forecasted results and external factors that may impact the fair value of the reporting unit. Factors we are monitoring that may impact the fair value of the reporting unit include, but are not limited to, market comparable company multiples, interest rates, and global economic conditions.
Intangible Assets
The Company evaluates intangible assets, which primarily consists of dealer manager and advisory contracts with the Managed REITs, for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company tests intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the intangible assets to their respective fair values and recognize an impairment loss. The Company will estimate the fair value the intangible assets using a discounted cash flow model specific to the Managed REITs that were included in the initial value of the intangible assets as of the Cole Acquisition Date. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions.
During the three months ended December 31, 2014, as a result of the preliminary findings of the Audit Committee Investigation, which led to the withdrawal of reliance on certain of the Company’s previously-issued financial statements and a delay in issuing its financial statements for the third quarter of 2014 that also led to a delay in filing the annual report on Form 10-K for the year ended 2014, the Company experienced adverse changes to its business, some of which included suspension and/or termination of selling agreements relating to its Cole Capital segment and a significant drop in stock price. The Company determined these events warranted an assessment of the recoverability of the intangible asset value associated with the dealer manager and advisory contracts for its Cole Capital segment. Based on the analysis, the Company recorded $86.4 million of impairment charges on the intangible assets.
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the year ended December 31, 2014.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of leasehold improvements and property and equipment for potential impairment requires the

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. The Company identified properties during the years ended December 31, 2014 and 2013 with impairment indicators for which the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was less than the carrying amount of each respective properties, as discussed in Note 11 – Fair Value of Financial Instruments.
Allocation of Purchase Price of Business Combinations including Acquired Properties
In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the acquired companies are recorded upon the merger on the same basis as they were carried by the acquired companies on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at fair value. In addition, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs and fees associated with business combinations and asset acquisitions.
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
The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 11 – Fair Value of Financial Instruments, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities is based on the best information available.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. If a tenant terminates its lease, then the unamortized portion of the in-place lease value is charged to expense.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At December 31, 2014 and 2013, the

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Company had deposits of $416.7 million and $52.7 million, respectively, of which $412.7 million and $44.3 million were in excess of the amount insured by the FDIC. Although the Company bears risk on amounts in excess of those insured by the FDIC, it does not anticipate any losses as a result due to the high quality of the institutions.
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
From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at the lower of cost or estimated fair value. The Company acquired two loan investments and issued one loan during the year ended December 31, 2014. Since the period the Company acquired the loan investments through December 31, 2014, the Company has not sold or reclassified any loans as held for sale.
The Company evaluates its loan investments for possible impairment on a quarterly basis. Refer to Note 9 – Loans Held for Investment.
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
In estimating credit or other-than-temporary impairment losses, management considers a variety of factors including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. From the period the Company acquired the CMBS through December 31, 2014, the Company had no other-than-temporary impairment losses.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close. As of December 31, 2014 and 2013, the Company had $126.2 million and $84.7 million, respectively, of deferred financing costs net of accumulated amortization. During the year ended December 31, 2014, the Company wrote off $64.2 million of deferred financing costs upon execution of the various credit facility amendments and on financing arrangements that did not close, primarily the Barclays Facility, as defined in Note 13 – Other Debt, which is included in interest expense, net in the accompanying consolidated statement of operations. In addition, the Company wrote off $6.6 million upon early repayment of various mortgages which is included in extinguishment of debt, net in the accompanying consolidated statement of operations.
Convertible Debt
On July 29, 2013, the Company issued $300.0 million of Convertible Senior Notes due 2018 (the “2018 Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Notes offering, issued an additional $10.0 million of its 2018 Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Notes through a reopening of the 2018 Notes indenture agreement. Also on December 10, 2013, the Company issued $402.5 million of Convertible Senior Notes due 2020 (the “2020 Notes”) (the 2020 Notes, collectively with the 2018 Notes, the “Convertible Notes”). The 2018 Notes mature on August 1, 2018 and the 2020 Notes mature on December 15, 2020. The Convertible Notes are convertible into cash or shares of the Company’s common stock at the Company’s option. In accordance with U.S GAAP, the notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the expected lives of the Convertible Notes.
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
December 31, 2014 – (Continued)

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
When a stockholder requested repurchases and the repurchases were approved by ARCT III’s or ARCT IV’s board of directors, as applicable, it reclassified such obligation from equity to a liability based on the settlement value of the obligation. The following table reflects the number of shares repurchased for the years ended December 31, 2013 and 2012. During the year ended December 31, 2014, the Company did not repurchase any shares of common stock under the share repurchase program.

	Number of Requests	Number of Shares	Average Price per Share
2012	75	180,744	$10.07
2013	11	4,956	24.98
Cumulative repurchase requests as of December 31, 2014	86	185,700	$10.47
Upon the ARCT III Merger, the ARCT III SRP was terminated. Upon the ARCT IV Merger, the ARCT IV SRP was terminated.
Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then-outstanding shares of ARCT III’s common stock, were paid in cash at $12.00 per share, which is equivalent to 27.7 million shares of the Company’s common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III’s common stock were converted to shares of the ARCP’s common stock at the ARCT III Exchange Ratio, resulting in an additional 140.7 million shares of the ARCP’s common stock outstanding after the exchange. On August 20, 2013, ARCP’s board of directors reauthorized its $250.0 million share repurchase program, which was originally authorized in February 2013.
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
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in prepaid expenses and other assets on the consolidated balance sheets. See Note 10 – Deferred Costs and Other Assets, Net. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2014 and 2013, the Company had $57.8 million and $20.4 million, respectively, of deferred rental income, which is included in deferred rent and other liabilities on the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of December 31, 2014 and December 31, 2013, the Company recorded an allowance for uncollectible accounts of $2.5 million and $187,000, respectively.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Offering and Related Costs
Offering and related costs include costs incurred in connection with the Company’s issuance of common stock. These costs include, but are not limited to, (i) legal, accounting, printing, mailing and filing fees, (ii) escrow related fees and (iii) reimbursement to the dealer manager for amounts they paid to reimburse the due diligence expenses of broker-dealers.
Program Development Costs
The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Managed REITs. The reimbursement of these expenses by the Managed REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreements and charters. Such expenses paid by the Company on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserves for any balances considered not collectible. The Company reserved $13.1 million of such costs as of December 31, 2014. Program development costs are included in deferred costs and other assets, net in the accompanying consolidated balance sheets.
Acquisition Related Expenses and Merger and Other Non-routine Transaction Related Expenses
All direct costs incurred as a result of a business combination are classified as acquisition costs or merger and other non-routine transaction costs and expensed as incurred. Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions including purchases of portfolios. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicates that the activities driving the cost directly relate to activities necessary to complete, or effect, a business combination are classified as acquisition related expenses. Similar costs incurred in relation to mergers with entities under common control (which are not accounted for as acquisitions) are included in the caption “merger and other non-routine transactions.” Other non-routine transaction costs are also presented within the line item merger and other non-routine transactions in the consolidated statements of operations and comprehensive loss.
Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Merger related costs:
Strategic advisory services	$35,765	$62,332	$—
Transfer taxes	5,109	8,931	—
Legal fees and expenses	5,464	15,081	2,603
Personnel costs and other reimbursements	751	3,612	—
Multi-tenant spin-off	7,450	—	—
Other fees and expenses	1,676	8,450	—
Other non-routine costs:
Post-transaction support services	14,251	4,000
Subordinated distribution fee	78,244	98,360	—
Audit Committee Investigation and related litigation	17,660	—	—
Furniture, fixtures and equipment	14,085	5,800	—
Legal fees and expenses	8,325	950	—
Personnel costs and other reimbursements	2,718	2,546	—
Other fees and expenses	9,016	481	—
Total	$200,514	$210,543	$2,603
Due from Affiliates
The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 20 – Related Party Transactions and Arrangements for further explanation.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Equity-based Compensation
The Company has an equity-based incentive award plan for non-executive directors, officers, other employees and independent contractors who are providing services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under the guidance for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 19 – Equity-based Compensation for additional information on these plans.
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
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital. The identification and aggregation of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 5 – Segment Reporting for further information.
Revenue Recognition – Cole Capital
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
Income Taxes
ARCP currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, ARCP generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if ARCP maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income.
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
As of December 31, 2014, the Operating Partnership and ARCP had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Operating Partnership, ARCP, ARCT III and ARCT IV are subject.
Under the LPA, the Operating Partnership is to conduct business in such a manner as to permit ARCP at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital business operations through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, Canadian federal

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
In conjunction with the acquisition of the Red Lobster Portfolio, the Company entered into a reverse section 1031 like-kind exchange agreement with a third party intermediary. The exchange agreement is for a maximum of 180 days and allows the Company, for tax purposes, to defer gains on the sale of other properties sold within this period. Until the earlier of termination of the exchange agreement or 180 days after the first acquisition date, the third party intermediary is the legal owner of each property, although the Company controls the activities that most significantly impact each property and retains all of the economic benefits and risks associated with each property. Each property is held by the third party intermediary in a variable interest entity for which the Company is the primary beneficiary. Accordingly, the Company consolidates these properties and their operations even during the period they are held by the third party intermediary. As of December 31, 2014, none of the Red Lobster properties were held by the third party intermediary, as the reverse section 1031 like-kind exchange agreement was completed on October 17, 2014.
Repurchase Agreements
In certain circumstances, the Company may obtain financing through a repurchase agreement. The Company evaluates the initial transfer of a financial instrument and the related repurchase agreement for sale accounting treatment. In instances where the Company maintains effective control over the transferred securities, the Company accounts for the transaction as a secured borrowing and, accordingly, both the securities and related repurchase agreement payable are recorded separately in the accompanying consolidated balance sheets in investment securities, at fair value and other debt, net, respectively. In instances where the Company does not maintain effective control over the transferred securities, the Company accounts for the transaction as a sale of securities for proceeds consisting of cash and a forward purchase contract.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting. The pronouncement also requires expanded disclosures for discontinued operations. The Company adopted ASU 2014-08 effective January 1, 2014. Beginning with the first quarter of 2014, the results of operations for all properties sold and properties classified as held for sale that do not meet the criteria to qualify as a discontinued operation and were not previously reported in discontinued operations for the year ended December 31, 2013 are presented within income from continuing operations on the accompanying consolidated statements of income.
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09“), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of the new standard on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s consolidated financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.
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
December 31, 2014 – (Continued)

documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its financial statements.
Note 4 – Acquisitions of CapLease, Cole and CCPT
CapLease Acquisition
On November 5, 2013 (the “CapLease Acquisition Date”), the Company completed the CapLease Merger, an acquisition of a REIT that primarily owned and managed a diversified portfolio of single-tenant commercial real estate properties subject to long-term leases, the majority of which were net leases to high credit quality tenants, by acquiring 100% of the outstanding common stock and voting interests of CapLease. The acquisition was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company’s consolidated financial statements include the results of operations of CapLease subsequent to the CapLease Acquisition Date.
The purchase price includes a cash payment of $920.7 million, which was funded by the Company through additional borrowings under its revolving credit facility and the credit facility assumed from CapLease. See Note 13 – Other Debt and Note 14 – Credit Facilities.
The purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their estimated fair value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the CapLease Acquisition Date (in thousands). The measurement period adjustments did not have a significant impact on the Company’s consolidated statement of operations in any period; therefore, the Company has not retrospectively adjusted its financial statements.

	Amounts Previously Recognized as of the CapLease Acquisition Date (1)	Measurement Period Adjustments	Adjusted Amounts Recognized as of the CapLease Acquisition Date
Fair value of consideration given- cash	$920,697	$—	$920,697

Identifiable assets acquired at fair value:
Land	235,843	—	235,843
Buildings, fixtures and improvements	1,596,481	—	1,596,481
Land and construction in process	12,352	—	12,352
Acquired intangible lease assets	191,964	—	191,964
Total real estate investments	2,036,640	—	2,036,640
Cash and cash equivalents	41,799	—	41,799
Investment securities	60,730	—	60,730
Loans held for investment	26,457	—	26,457
Restricted cash	29,119	—	29,119
Deferred costs and other assets, net	21,574	—	21,574
Total identifiable assets purchased	2,216,319	—	2,216,319

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

	Amounts Previously Recognized as of the CapLease Acquisition Date (1)	Measurement Period Adjustments	Adjusted Amounts Recognized as of the CapLease Acquisition Date
Identifiable liabilities assumed at fair value:
Mortgage notes payable	$1,037,510	$(27,339)	$1,010,171
Secured credit facility	121,000	—	121,000
Other debt	114,208	—	114,208
Below-market leases	57,058	—	57,058
Derivative liabilities	158	—	158
Accounts payable and accrued expenses	49,291	—	49,291
Deferred rent, derivative and other liabilities	8,619	—	8,619
Total liabilities assumed	1,387,844	(27,339)	1,360,505

Non-controlling interests	567	—	567

Goodwill	92,789	(27,339)	65,450
Net identifiable assets acquired by Company	$827,908	$27,339	$855,247
____________________________________

(1)	As reported in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015 (the “Amended 10-K”).

During the three months ended December 31, 2014, the Company completed the fair value analysis of the NIH Loan, as defined in Note 12 – Mortgage Notes Payable. The Company initially recorded a premium of $2.9 million for the NIH Loan in the previously reported purchase price allocation. Based upon further analysis, the Company concluded that the fair value of the NIH Loan was $30.4 million, resulting in a discount of $24.5 million. As such the Company decreased the fair value of the mortgage debt assumed by $27.3 million with a corresponding adjustment to goodwill.
The fair value of real estate investments and below-market leases have been estimated by the Company with the assistance of third-party valuation firms. The estimated fair values of these assets and liabilities total $2.0 billion and $57.1 million, respectively.
The ascribed value of the non-controlling interest has been estimated based on the fair value at the acquisition date of the percentage ownership of The Woodlands, Texas development activity not held by the Company. See Note 7 – Real Estate Investments for further information on this development project.
The fair values of the remaining CapLease assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as discussed in Note 3 – Summary of Significant Accounting Policies.
Goodwill of $92.8 million has been assigned to the REI segment. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, expected synergies and the assembled work force at CapLease.
The unaudited pro forma information in Note 7 – Real Estate Investments is presented as if CapLease had been included in the consolidated results of the Company for the years ended December 31, 2014 and 2013.
Cole Acquisition
On February 7, 2014, ARCP completed its acquisition of Cole, as discussed in Note 2 – Mergers and Significant Acquisitions and Sales. The Company accounted for the Cole Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of Cole subsequent to the Cole Acquisition Date.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Fair Value of Consideration Transferred
The fair value of the consideration transferred at the Cole Acquisition Date totaled $7.5 billion and consisted of the following (in thousands):

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
Allocation of Consideration
The consideration transferred pursuant to the Cole Merger Agreement was allocated to the assets acquired and liabilities assumed for the REI segment and Cole Capital, based upon their estimated fair values as of the Cole Acquisition Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including all measurement period adjustments, at the Cole Acquisition Date (in thousands). The measurement period adjustments did not have a significant impact on the Company’s consolidated statement of operations in any period; therefore, the Company has not retrospectively adjusted its financial statements.

	REI Segment (As initially recorded)	Cole Capital (As initially recorded)	Measurement Period Adjustments	Cole Capital (As Adjusted)	Total as of Cole Acquisition Date
Identifiable assets acquired at fair value:
Land	$1,737,839	$—	$—	$—	$1,737,839
Buildings, fixtures and improvements	5,901,827	—	—	—	5,901,827
Acquired intangible lease assets	1,324,217	—	—	—	1,324,217
Total real estate investments	8,963,883	—	—	—	8,963,883
Investment in unconsolidated entities	100,659	3,307	—	3,307	103,966
Investment securities, at fair value	151,197	—	—	—	151,197
Loans held for investment, net	72,326	—	—	—	72,326
Cash and cash equivalents	129,552	20,413	—	20,413	149,965
Restricted cash	15,704	—	—	—	15,704
Intangible assets	—	385,368	(80,368)	305,000	305,000
Deferred costs and other assets	43,774	50,893	—	50,893	94,667
Due from affiliates	—	3,301	—	3,301	3,301
Total identifiable assets acquired	9,477,095	463,282	(80,368)	382,914	9,860,009

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

	REI Segment (As initially recorded)	Cole Capital (As initially recorded)	Measurement Period Adjustments	Cole Capital (As Adjusted)	Total as of Cole Acquisition Date
Identifiable liabilities assumed at fair value:
Mortgage notes payable, net	$2,706,585	$—	$—	$—	$2,706,585
Credit facilities	1,309,000	—	—	—	1,309,000
Other debt	49,013	—	—	—	49,013
Below-market lease liabilities	212,433	—	—	—	212,433
Accounts payable and accrued expenses	87,628	54,615	—	54,615	142,243
Deferred rent, derivative and other liabilities	67,841	167,458	(30,741)	136,717	204,558
Dividends payable	6,271	—	—	—	6,271
Due to affiliates	—	44	—	44,242	44,242
Total liabilities assumed	4,438,771	222,117	(30,741)	191,376	4,630,147

Non-controlling interests	24,766	—	—	—	24,766

Net identifiable assets acquired	5,013,558	241,165	(49,627)	191,538	5,205,096
Goodwill	1,654,085	558,835	49,627	608,462	2,262,547
Net assets acquired	$6,667,643	$800,000	$—	$800,000	$7,467,643

During the three months ended December 31, 2014, the Company completed its fair value analysis of the management and advisory contracts with the Managed REITs. As a result of the updated analysis, certain assumptions used in the fair value calculation changed, including the discount rate and expected cash flows from the Managed REITs for liquidation events. These changes resulted in a decrease in the fair value of the management and advisory contracts and related deferred tax liability of $80.4 million and $30.7 million, respectively, and an increase of $49.6 million to goodwill as of the Cole Acquisition Date.
The fair values of real estate investments, including acquired lease intangibles, and below-market lease liabilities allocated to the REI segment have been estimated by the Company with the assistance of a third party valuation firm. Based on the analysis received to date, the estimated fair values of these assets and liabilities total $9.0 billion and $212.4 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities. Upon completion of the analysis, including a review of the appraisals and assessment of current market rates, changes to the estimated fair values may result.
The intangible assets acquired primarily consist of management and advisory contracts that the Company has with the Managed REITs and are subject to an estimated useful life of approximately four years. The Company recorded $68.5 million of amortization expense for the period from the Cole Acquisition Date through December 31, 2014. As of December 31, 2014, the Company recorded an impairment loss on the management and advisory contracts of $86.4 million. In connection with the impairment, the Company adjusted the estimated the remaining life of the contracts to five years. As such, the estimated amortization expense for each of the next five years is $35.1 million.
Goodwill of $1.7 billion has been assigned to the REI segment. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, realized and expected synergies, the impact of the merger on lowering the Company’s cost of capital, as well as the benefits of critical mass, improved portfolio diversification and enhanced access to capital markets. Goodwill of $608.5 million has been assigned to Cole Capital. The goodwill is primarily supported by management’s belief that Cole Capital brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes.
The fair value of the remaining Cole assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in Note 3 – Summary of Significant Accounting Policies.
The amounts of revenue and net income related to Cole property acquisitions and Cole Capital included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended December 31, 2014 was $814.8 million and $47.3 million respectively.
The unaudited pro forma information in Note 7 – Real Estate Investments are presented as if Cole had been included in the consolidated results of the Company for the entire periods ended December 31, 2014 and 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

CCPT Acquisition
On May 19, 2014, the Company completed its acquisition of CCPT, as discussed in Note 2 – Mergers and Significant Acquisitions and Sales. The Company accounted for the CCPT Merger as a business combination under the acquisition method of accounting. Therefore, the Company’s consolidated financial statements include the results of operations of CCPT subsequent to the CCPT Acquisition Date.
Fair Value of Consideration Transferred
The Company is in the process of gathering certain additional information in order to finalize its assessment of the fair value of the consideration transferred; thus, the fair values of currently recorded assets and liabilities are subject to change. The estimated fair value of the consideration transferred at the CCPT Acquisition Date totaled $73.2 million, which was paid in cash. The acquisition was funded by the Company through additional borrowings under its revolving credit facility.
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

May 19, 2014 (Preliminary)
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
The fair value of the remaining CCPT assets and liabilities have been calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in the Amended 10-K.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The amounts of revenue and net loss related to CCPT property acquisitions included in the accompanying consolidated statements of operations from the CCPT Acquisition Date to the period ended December 31, 2014 were $8.2 million and $1.8 million, respectively.
The unaudited pro forma information in Note 7 – Real Estate Investments are presented as if CCPT had been included in the consolidated results of the Company for the year ended December 31, 2014 and 2013.
Note 5 – Segment Reporting
The Company operates in two segments, REI and Cole Capital.
REI – Through its REI segment, the Company acquires, owns and operates primarily single-tenant, freestanding commercial real estate properties primarily subject to net leases with high credit quality tenants. As of December 31, 2014, the Company owned 4,648 properties comprising 103.1 million square feet of single- and multi-tenant retail and commercial space located in 49 states, the District of Columbia, Puerto Rico, and Canada, which include properties owned through consolidated joint ventures. The rentable space at these properties was 99.3% leased with a weighted average remaining lease term of 11.8 years. In addition, as of December 31, 2014, the Company owned 10 commercial mortgage-backed securities (“CMBS”), 14 loans held for investment and, through the Unconsolidated Joint Ventures, had interests in six properties comprising 1.6 million rentable square feet of commercial and retail space.
Cole Capital – Cole Capital is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various blue sky jurisdictions for such offerings.
The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Year Ended December 31,
	2014	2013	2012
REI:
Revenues:
Rental income	$1,271,574	$310,508	$65,262
Direct financing lease income	3,603	2,244	—
Operating expense reimbursements	100,522	16,571	1,945
Total real estate investment revenues	1,375,699	329,323	67,207
Operating expenses:
Acquisition related	35,469	76,113	45,070
Merger and other non-routine transactions	198,545	210,543	2,603
Property operating	137,741	23,616	3,522
Management fees to affiliates	13,888	17,462	212
General and administrative	83,574	123,172	5,458
Depreciation and amortization	844,743	210,976	40,957
Impairment of real estate	100,547	3,346	—
Total operating expenses	1,414,507	665,228	97,822
Operating loss	(38,808)	(335,905)	(30,615)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

	Year Ended December 31,
	2014	2013	2012
Other (expense) income:
Interest expense, net	$(452,648)	$(105,548)	$(11,856)
Extinguishment of debt, net	(21,869)	—	—
Other income, net	80,636	3,824	979
Loss on derivative instruments, net	(10,570)	(67,946)	—
Loss on held for sale assets and disposition of properties, net	(277,031)	—	—
Loss on sale of investments in affiliates	—	(411)	—
Gain (loss) on sale of investments	6,357	(1,795)	—
Total other expenses, net	(675,125)	(171,876)	(10,877)
Net loss from continuing operations	(713,933)	(507,781)	(41,492)
Discontinued operations:
Loss from operations of held for sale assets	—	(34)	(145)
Loss on held for sale properties	—	—	(600)
Net loss from discontinued operations	—	(34)	(745)
Net loss	$(713,933)	$(507,815)	$(42,237)

Cole Capital:
Revenues:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$87,109	$—	$—
Transaction service fees	60,672	—	—
Management fees and reimbursements	55,777	—	—
Total Cole Capital revenues	203,558	—	—
Operating expenses:
Cole Capital reallowed fees and commissions	66,228	—	—
Acquisition related	3,362	—	—
Merger and other non-routine transactions	1,969	—	—
General and administrative expenses	91,167	—	—
Depreciation and amortization	71,260	—	—
Impairments of intangible assets	309,444	—	—
Total operating expenses	543,430	—	—
Total other income	42,893	—	—
Net loss	$(296,979)	$—	$—

Total Company:
Total revenues	$1,579,257	$329,323	$67,207
Total operating expenses	$1,957,937	$665,228	$97,822
Total other expense	$(632,232)	$(171,876)	$(10,877)
Loss from continuing operations	$(1,010,912)	$(507,781)	$(41,492)
Loss from discontinued operations	$—	$(34)	$(745)
Net loss	$(1,010,912)	$(507,815)	$(42,237)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

	Total Assets
	December 31, 2014	December 31, 2013
REI	$19,821,440	$7,809,083
Cole Capital	693,699	—
Total Company	$20,515,139	$7,809,083
Note 6 – Goodwill and Other Intangibles
In connection with the Caplease Merger and Cole Merger, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. No goodwill was recorded on the CCPT Acquisition. The goodwill recorded on the Cole Merger was allocated between the Company’s two reporting units, the REI segment and Cole Capital segment. See Note 4 – Acquisitions of CapLease, Cole and CCPT for further detail of the various mergers.
The following table summarizes the Company’s goodwill activity during the years ended December 31, 2014 and 2013 by segment (in thousands):

	REI Segment	Cole Capital	Consolidated
Balance as of January 1, 2013	$—	$—	$—
Caplease Merger	92,789	—	92,789
Balance as of December 31, 2013	92,789	—	92,789
Cole Merger (1)	1,654,085	558,835	2,212,920
Measurement period adjustments	(27,339)	49,627	22,288
Goodwill allocated to dispositions (2)	(210,139)	—	(210,139)
Impairment (3)	—	(223,064)	(223,064)
Balance as of December 31, 2014	$1,509,396	$385,398	$1,894,794
_______________________________________________
(1) Goodwill recognized from the Cole Merger was assigned to the REI segment and Cole Capital based on the excess consideration paid over the fair value of the assets and liabilities acquired and assumed in each segment. Refer to Note 4 – Acquisitions of CapLease, Cole and CCPT for further discussion.

(2)
Goodwill allocated to the cost basis of properties sold or classified as held for sale is included in loss on held for sale assets and disposition of properties, net, in the consolidated statement of operations.

(3) The Cole Capital reporting segment impairment was recognized during the three months ended December 31, 2014.
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
Intangible lease assets and liabilities of the Company consist of the following as of December 31, 2014 and 2013 (amounts in thousands, except weighted-average remaining life):

	Weighted-Average Remaining Life	December 31,
		2014	2013
Intangible lease assets:
In-place leases, net accumulated amortization of $236,096 and $60,753, respectively	12.7	$1,816,508	$689,109
Leasing commissions, net of accumulated amortization of $505 and $155, respectively	6.7	4,205	227
Above-market leases, net of accumulated amortization of $22,471 and $658, respectively	15.3	355,269	8,693
Total intangible lease assets, net		2,175,982	698,029

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

	Weighted-Average Remaining Life	December 31,
		2014	2013
Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $19,123 and $715, respectively	13.8	$317,838	$77,169
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of December 31, 2014 (amounts in thousands):

	2015	2016	2017	2018	2019
In-place leases:
Total to be included in amortization expense	$195,682	$182,450	$165,900	$151,892	$142,032
Leasing Commissions
Total to be included in amortization expense	$445	$472	$459	$351	$327
Above-market lease assets:
Total to be deducted from rental income	$27,129	$26,978	$26,598	$26,016	$24,033
Below-market lease liabilities:
Total to be included in rental income	$(28,881)	$(22,752)	$(22,608)	$(22,276)	$(21,532)
Note 7 – Real Estate Investments
Excluding the Cole Merger, the ARCT IV Merger and the CCPT Merger, the Company acquired interests in 1,107 commercial properties, including 31 land parcels, for an aggregate purchase price of $3.8 billion during the year ended December 31, 2014 (the “2014 Acquisitions”). During the year ended December 31, 2013, the Company acquired the interests in 1,739 commercial properties, excluding the ARCT III Merger and Caplease Merger for an aggregate purchase price of $3.5 billion. The Company is in the process of obtaining and reviewing the final third party appraisals for some of the 2014 Acquisitions and, as such, the fair values of the related assets acquired and liabilities assumed during the year ended December 31, 2014 are provisionally allocated. The following table presents the preliminary allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2014	2013
Real estate investments, at cost:
Land	$808,930	$883,491
Buildings, fixtures and improvements	2,505,409	2,311,211
Total tangible assets	3,314,339	3,194,702
Acquired intangible assets:
In-place leases	545,389	334,839
Above-market leases	112,484	12,317
Assumed intangible liabilities:
Below-market leases	(107,185)	(21,446)
Fair value adjustment of assumed notes payable	(23,589)	—
Total purchase price of assets acquired, net	3,841,438	3,520,412
Notes payable assumed	(301,532)	—
Cash paid for acquired real estate investments	$3,539,906	$3,520,412
Number of properties acquired	1,107	1,739
The following table presents unaudited pro forma information as if all of the 2014 Acquisitions and the Cole Merger, ARCT IV Merger and CCPT Merger, as discussed in Note 2 – Mergers and Significant Acquisitions and Sales, were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

to stockholders was adjusted to exclude acquisition related expenses of $38.8 million and $76.1 million for the year ended December 31, 2014 and 2013, respectively, and merger and other non-routine transaction related expenses of $200.5 million and $210.5 million for the year ended December 31, 2014 and 2013, respectively (in thousands).

	Year Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Pro forma revenues	$1,853,014	$1,585,511
Pro forma net income (loss) attributable to stockholders	$(606,549)	$(478,093)
Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments(1)
2015	1,245,051	$4,757
2016	1,239,590	4,674
2017	1,207,816	4,273
2018	1,171,135	3,183
2019	1,130,291	2,397
Thereafter	10,050,096	7,915
Total	$16,043,979	$27,199
____________________________________
(1) 40 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.
Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Future minimum lease payments receivable	$27,199	$33,729
Unguaranteed residual value of property	39,852	46,172
Unearned income	(10,975)	(13,789)
Net investment in direct financing leases	$56,076	$66,112
Development Activities
During the year ended December 31, 2014, the Company acquired 31 land parcels upon which single-tenant commercial properties will be developed. Based on budgeted construction costs, the remaining costs to complete the buildings is estimated to be $18.4 million in aggregate. The land acquired for an aggregate amount of $12.4 million is included in the accompanying consolidated balance sheet. Of the 31 land parcels acquired during the year ended December 31, 2014, the Company completed 11 of the development projects and placed them in service. In addition, through the CapLease Merger, the Company acquired one land parcel during 2013 to develop an office building, which was completed during the year ended December 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Tenant Concentration
As of December 31, 2014, Red Lobster represents 11.6% of consolidated annualized rental income. As of December 31, 2013, there were no tenants exceeding 10% of consolidated annualized rental income. Annualized rental income for net leases is rental income as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable.
Geographic Concentration
For the year ended December 31, 2014 and 2013, properties located in Texas represented 12.7% and 10.7% of consolidated annualized rental income, respectively.
Note 8 – Investment Securities, at Fair Value
Investment securities are considered available-for-sale and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity on the consolidated balance sheets unless the securities are considered to be other-than-temporarily impaired at which time the losses are reclassified to expense.
The following tables detail the unrealized gains and losses on investment securities as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$56,459	$2,207	$(20)	$58,646

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments in real estate fund	$1,589	$—	$(105)	$1,484
CMBS	60,452	498	(367)	60,583
Total	$62,041	$498	$(472)	$62,067
CMBS
In connection with the Cole Merger, the Company acquired 15 CMBS with an estimated aggregate fair value of $151.2 million as of the Cole Acquisition Date. On September 29, 2014, the Company sold the 15 CMBS acquired in the Cole Merger for proceeds of $158.0 million, and recorded a gain of $6.2 million which is included in Gain (loss) on sale of investments in the accompanying consolidated statements of operations. In connection with the sale, the Company settled the outstanding repurchase agreements that were secured by a portion of the CMBS. See Note 13 – Other Debt for further discussion on the repurchase agreements. As of December 31, 2014 and December 31, 2013, the Company owned 10 CMBS with an estimated aggregate fair value of $58.6 million and $60.6 million, respectively.
The scheduled maturity of the Company’s CMBS as of December 31, 2014 is as follows (in thousands):

	December 31, 2014
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	945	969
Due after five years through 10 years	48,661	50,814
Due after 10 years	6,853	6,863
	$56,459	$58,646
Investment in Real Estate Fund
Prior to September 30, 2014, the Company had investments in a real estate fund that is sponsored by an affiliate of the Former Manager and which invests primarily in equity securities of other publicly-traded REITs. This investment was accounted for under the equity method of accounting because the Company had significant influence but not control. During the year ended December 31,

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

2014, the Company sold the investments and recorded a gain on the sale of the securities of $178,000, which is included in the gain (loss) on sale of investments in the accompanying consolidated statements of operations.
Note 9 – Loans Held for Investment
During the year ended December 31, 2014, in connection with the Cole Merger, the Company acquired two mortgage notes receivable, each of which is secured by an office building. The mortgage notes had a fair value of $72.3 million as of the Cole Acquisition Date. During the year ended December 31, 2014, the third party borrower paid off the remaining balance of the two notes receivable acquired in connection with the Cole Merger, in full, for a total payment of $71.8 million, which includes accrued interest and a $0.5 million fee in lieu of a prepayment premium, which is included in other income, net in the accompanying consolidated statement of operations. Upon repayment, the Company wrote off the remaining unamortized premium of $0.4 million, which is included in other income, net in the accompanying consolidated statement of operations. The Company also purchased two additional mortgage loans during the year ended December 31, 2014 for $3.0 million.
In addition, in connection with the RCAP settlement, as discussed in Note 20 – Related Party Transactions and Arrangements, RCAP issued a $15.3 million unsecured note to the OP that bears interest at 8.0% per annum and matures on March 31, 2017 (the “RCAP Promissory Note”). The RCAP Promissory Note requires principal payments of $7.7 million on March 31, 2016 and $3.8 million on September 30, 2016 and the remaining balance is due at maturity. RCAP may elect to prepay the RCAP Promissory Note at par any time prior to maturity.
As of December 31, 2014 and 2013, the Company owned 14 and 12 loans held for investment, respectively. As of December 31, 2014, the loans had a carrying value of $42.1 million and carried interest rates ranging from 5.11% to 7.24%. The fair value adjustment is being amortized to interest expense in the consolidated statements of operations over the term of the loan, using the effective interest method.
The Company’s loan portfolio is comprised primarily of fully amortizing or nearly fully amortizing first mortgage loans on commercial real estate leased to a single tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings (including changes in ratings) and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan’s loan-to-value (“LTV”) ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of December 31, 2014 and 2013, the Company had no reserve for loan loss.
Note 10 – Deferred Costs and Other Assets, Net
Deferred costs and other assets, net consisted of the following as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013 (3)
Deferred costs, net	$126,202	$84,746
Accounts receivable, net (1)	66,021	16,254
Straight-line rent receivable	89,355	19,010
Prepaid expenses	15,171	43,801
Leasehold improvements, property and equipment, net (2)	21,351	531
Restricted escrow deposits	34,339	101,813
Deferred tax asset and tax receivable	15,924	—
Program development costs, net	12,871	—
Derivative assets, at fair value	5,509	9,189
Other assets	3,179	5,317
	$389,922	$280,661
___________________________________

(1)	Allowance for doubtful accounts was $2.5 million and $0.2 million as of December 31, 2014 and December 31, 2013, respectively.

(2)
Amortization expense for leasehold improvements totaled $1.3 million and $7,000 for the years ended December 31, 2014 and December 31, 2013, respectively. Accumulated amortization was $1.2 million and $7,000 as of December 31, 2014 and December 31, 2013, respectively. Depreciation expense for property and equipment totaled $1.6 million and $5,000 for the

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

years ended December 31, 2014 and December 31, 2013, respectively. Accumulated depreciation was $2.4 million and $5,000 as of December 31, 2014 and December 31, 2013, respectively.
(3) December 31, 2013 line items have been broken out since the previously filed presentation to conform with current presentation and provide detailed balances relating to derivative assets, prepaid expenses, and deferred costs.
Note 11 – Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The guidance defines three levels of inputs that may be used to measure fair value:
Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
During the year ended December 31, 2014, real estate assets with a carrying amount of $199.5 million related to 16 properties were deemed to be impaired and their carrying amounts were reduced to their estimated fair values, resulting in impairment charges of $100.5 million. During the year ended December 31, 2013, real estate assets with a carrying amount of $4.5 million related to two properties were deemed to be impaired, resulting in impairment charges of $3.3 million. Impairment charges for the years ended 2014 and 2013 are included in impairments on the consolidated statements of operations.
The Company’s estimated fair values of its real estate assets were primarily based upon an income approach utilizing a present value technique to discount the expected cash flows using market participant assumptions for market rent and terminal values, which are considered to be Level 3 inputs, or based upon recent comparable sales transactions, which are considered to be Level 2 inputs. The aggregate fair value of impaired real estate assets for the year ended December 31, 2014 and December 31, 2013 was $99.0 million and $1.2 million, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets:
CMBS	$—	$—	$58,646	$58,646
Interest rate swap assets	—	5,509	—	5,509
Total assets	$—	$5,509	$58,646	$64,155
Liabilities:
Interest rate swap liabilities	$—	$(7,384)	$—	$(7,384)

	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets:
Investments in real estate fund	$—	$1,484	$—	$1,484
CMBS	—	—	60,583	60,583
Interest rate swap assets	—	9,189	—	9,189
Total assets	$—	$10,673	$60,583	$71,256
Liabilities:
Interest rate swap liabilities	$—	$(1,719)	$—	$(1,719)
Series D Preferred Stock embedded derivative	—	—	(16,736)	(16,736)
Total liabilities	$—	$(1,719)	$(16,736)	$(18,455)
CMBS – The fair values of the Company’s CMBS are valued using broker quotations, collateral values, subordination levels and liquidity of the individual securities.
Derivatives – The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Series D Preferred Stock embedded derivative – The valuation of this derivative instrument was determined using a binomial option pricing model. Key inputs in the model include the expected term, risk-free interest rate, volatility and dividend yield.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The following are reconciliations of the changes in instruments with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2014 and 2013(in thousands):

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Balance, December 31, 2012	$—	$—	$—	$—
Fair value at purchase/issuance	60,730	(18,692)	—	42,038
Dispositions	(278)	—	—	(278)
Changes in fair value included in net loss	131	1,956	—	2,087
Balance, December 31, 2013	60,583	(16,736)	—	43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	8,731	—	—	8,731
Changes in fair value included in net loss	—	(13,594)	3,292	(10,302)
Purchases, issuances, settlements and amortization:
Fair value at purchase/issuance	151,197	—	(3,606)	147,591
Dispositions	(158,637)		—	(158,637)
Principal payments received	(3,505)	—	—	(3,505)
Amortization included in net loss	277	—	—	277
Payment	—	—	314	314
Redemption of Series D	—	30,330	—	30,330
Balance, December 31, 2014	$58,646	$—	$—	$58,646
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Assets:
Loans held for investment	3	$42,106	$42,645	$26,279	$26,435

Liabilities:
Mortgage notes payable, net	3	$3,759,935	$3,883,341	$1,301,114	$1,305,823
Corporate bonds, net	3	2,546,499	2,709,845	—	—
Convertible debt, net	3	977,521	1,088,069	972,490	976,629
Credit facilities	3	3,184,000	3,145,884	1,969,800	1,843,145
Other Debt	3	45,826	47,688	104,804	228,399
Total liabilities		$10,513,781	$10,874,827	$4,348,208	$4,353,996
Loans held for investment – The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate those that a willing buyer and seller might use.
Credit facilities – Management believes that the stated interest rates (which float based on short-term interest rates) approximate market rates. As such, the fair values of these obligations are estimated to be equal to the outstanding principal amounts.
Convertible notes, mortgage notes payable and secured term loan – The fair value of mortgages payable on real estate investments and the secured term loan is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Trust preferred notes – The fair value of the Company’s other long-term debt is estimated using a discounted cash flow analysis, based on management’s estimates of market interest rates.
Note 12 – Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of December 31, 2014 and December 31, 2013 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
December 31, 2014	776	$3,689,795	4.88%	6.18
December 31, 2013	177	$1,258,661	3.42%	3.41
____________________________________

(1)
Mortgage notes payable primarily have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates range from 2.75% to 7.20% at December 31, 2014 and 1.83% to 6.28% at December 31, 2013.

(2)	Weighted-average remaining years until maturity as of December 31, 2014 and December 31, 2013, respectively.
In conjunction with the various mergers and portfolio acquisitions, as described in Note 2 – Mergers and Significant Acquisitions and Sales, aggregate net premiums totaling $137.4 million were recorded upon the assumption of the mortgages for above-market interest rates. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgages using the effective-interest method. As of December 31, 2014, there was $70.1 million in unamortized net premiums included in mortgage notes payable, net on the consolidated balance sheet.
The following table summarizes the scheduled aggregate principal repayments subsequent to December 31, 2014 (in thousands):

Year	Total
2015	163,821
2016	250,658
2017	457,903
2018	221,105
2019	297,146
Thereafter	2,299,162
Total	$3,689,795
The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of December 31, 2014, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements.
During the year ended December 31, 2014, the Company repaid or sold $1.6 billion of mortgage notes payable, including notes that were subject to interest rate swap agreements. In connection with the debt repayments, the Company paid prepayment fees totaling $35.9 million for the year ended December 31, 2014, which are included in extinguishment of debt, net in the accompanying consolidated statements of operations. In addition, the Company paid $11.4 million during the year ended December 31, 2014 for the settlement of interest rate swaps that were associated with certain mortgage notes, which approximated the fair value of the interest rate swaps. The Company wrote off the deferred financing costs and net premiums associated with these mortgages, which resulted in a gain of $18.3 million during the year ended December 31, 2014, which is included in extinguishment of debt, net in the accompanying consolidated statements of operations. The mortgages repaid during the year ended December 31, 2014 had a weighted average remaining interest rate of 4.72% and a weighted average remaining term of 4.06 years.
National Institute of Health
The Company acquired an office building in Bethesda, Maryland occupied by the National Institute of Health (“NIH”) with a fair value approximating $40.0 million on November 5, 2013 as part of the Caplease Merger. The office building secures a mortgage loan that had an outstanding balance of $53.8 million as of December 31, 2014 (the “NIH Loan”). On November 1,

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

2013, NIH substantially vacated the building resulting in a shortfall between the rental cash inflows and the debt service payments. Due to this shortfall, the Company elected to stop making the debt service payments on the NIH Loan which resulted in the lender placing the loan in default on June 12, 2014.
Subsequent to December 31, 2014, the property went to a foreclosure auction. On January 13, 2015, a Substitute Trustees’ Deed was filed with the Clerk’s Office of Montgomery County, Maryland and the foreclosure sale was ratified by the court. As a result of the ratification, the Company forfeited its rights to the property and was relieved of its obligation on the NIH Loan. A gain is expected to be recorded in 2015.
Note 13 – Other Debt
Corporate Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due February 6, 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due February 6, 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due February 6, 2024 (the “2024 Notes,” and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by ARCP. The OP may redeem all or a part of any series of the Notes at any time at its option at the redemption prices set forth in the indenture governing the Notes, plus accrued and unpaid interest on the principal amount of the Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Notes and the 2024 Notes, if such Notes are redeemed on or after January 6, 2019 with respect to the 2019 Notes, or November 6, 2023 with respect to the 2024 Notes, the redemption price will equal 100% of the principal amount of the Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. In conjunction with this bond offering, aggregate discounts totaling $4.2 million were recorded. As of December 31, 2014, the unamortized net discount totaled $3.5 million.
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
Convertible Senior Note Offering
Effective July 29, 2013, the Operating Partnership issued to the General Partner $300.0 million of the 3.00% Convertible Senior Notes due 2018 and issued an additional $10.0 million of such notes on August 1, 2013 (collectively, the “Original 2018 Notes”). Effective December 10, 2013, the OP issued an additional $287.5 million of the notes when ARCP conducted a reopening of the Original 2018 Notes indenture agreement (the “Reopened 2018 Notes,” together with the Original 2018 Notes, the “2018 Notes”). The 2018 Notes mature on August 1, 2018. Such issuances were identical to ARCP’s registered issuances of the same amount of notes to various purchasers in a public offering. The fair value of the Original 2018 Notes and Reopened 2018 Notes was determined at issuance to be $299.6 million and $282.1 million, respectively, resulting in a debt discount of $10.4 million and $5.4 million, respectively, with an offset recorded for the General Partner to additional paid-in capital and for the Operating Partnership to partners’ equity, both representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected lives of the 2018 Notes. As of December 31, 2014, the carrying value of the Original 2018 Notes and Reopened 2018 Notes was $302.6 million and $283.3 million, respectively. In connection with any permissible conversion election made by the holders of the identical convertible notes issued by ARCP, the General Partner may elect to convert the 2018 Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Notes at any time into such consideration on or after February 1, 2018. The initial conversion rate was 59.805 General Partner OP Units per $1,000 principal amount of 2018 Notes and is now 60.5997.
Effective December 10, 2013, the Operating Partnership issued to the General Partner $402.5 million of 3.75% Convertible Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes mature on December 15, 2020. Such issuance was identical to ARCP’s registered issuance of the same amount of notes to various purchasers in a public offering. The fair value of the 2020 Notes was determined at issuance to be $389.7 million, resulting in a debt discount of $12.8 million with an offset recorded for the General Partner to additional paid-in capital and for the Operating Partnership to partners’ equity, both representing the equity component of the notes for the conversion options. The discount is being amortized to interest expense over the expected life of the 2020

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Notes. As of December 31, 2014, the carrying value of the 2020 Notes was $391.6 million. In connection with any permissible conversion election made by the holders of the identical convertible notes issued by ARCP, the General Partner may elect to convert the 2020 Notes into cash, General OP Units or a combination thereof, in limited circumstances prior to June 15, 2020 and may convert the 2020 Notes at any time into such consideration on or after June 15, 2020. The initial conversion rate was 66.0262 General Partner OP Units per $1,000 principal amount of 2020 Notes and is now 66.7249.
The remaining unamortized discount for the 2018 Notes and 2020 Notes totaled $22.5 million as of December 31, 2014.
Secured Term Loan
As part of the CapLease Merger, the Company assumed a secured term loan from KBC Bank, N.V. with a principal balance of $59.8 million and a fair value of $60.7 million at the CapLease Acquisition Date. The Company recorded a premium of $0.8 million upon the assumption of the term loan in Other debt, net on the consolidated balance sheet. The interest coupon on the loan is fixed at 5.81% annually until the loan matures in January 2018. The loan is non-recourse to the Company, subject to limited non-recourse exceptions. The secured term loan provides for monthly payments of both principal and interest. During the year ended December 31, 2014, the Company made principal payments of $12.9 million. The scheduled principal repayments subsequent to December 31, 2014 are $11.9 million, $12.5 million, $7.7 million and $13.3 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively. The premium is being amortized to interest expense on the consolidated statements of operations over the life of the secured term loan. As of December 31, 2014, the unamortized premium is $0.5 million. As of December 31, 2014, the carrying value of the secured term loan was $45.3 million, which is included in other debt, net in the accompanying consolidated balance sheets.
Amounts related to the secured term loan as of December 31, 2014 were as follows (in thousands):

	Borrowings	Collateral Carrying Value
Loans held for investment	$12,453	$23,103
Intercompany mortgage loans on CapLease properties	3,903	11,207
CMBS	28,968	43,624
	$45,324	$77,934
Future Minimum Repayments
The following table summarizes the scheduled aggregate principal repayments of our corporate bonds, convertible notes and secured term note subsequent to December 31, 2014 (amounts in thousands):

Principal Repayment
2015	11,862
2016	12,516
2017	1,307,680
2018	610,767
2019	750,000
Thereafter	902,500
$3,595,325
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
December 31, 2014 – (Continued)

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
Repurchase Agreements
As part of the Cole Merger, the Company assumed $49.0 million of repurchase agreements secured by a portion of the Company’s CMBS portfolio. On September 29, 2014, in connection with the sale of CMBS securities, as discussed in Note 8 – Investment Securities, at Fair Value, the company settled all outstanding Repurchase Agreements at par with proceeds from the sale.
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
Note 14 – Credit Facilities
Senior Unsecured Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Facility”).
On June 30, 2014, the General Partner, as guarantor, and the OP, as borrower, entered into an amended and restated credit agreement (the “Credit Agreement”), which increased the available borrowings, extended the term and decreased the interest rates associated with the Credit Facility, prior to the execution of the Credit Agreement. The Company accepted commitments from 20 financial institutions totaling $4.6 billion for the Credit Facility. The Credit Facility was initially comprised of a $1.2 billion term loan facility (with a delayed draw component equal to $200.0 million), a $3.3 billion revolving credit facility, inclusive of a $250.0 million multi-currency revolving facility (all of which can be borrowed in dollars, at the Company’s discretion). The Credit Facility included an accordion feature, which, if exercised in full, allowed the Company to increase the aggregate commitments under the Credit Facility to $6.0 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. Subsequent to the Credit Agreement date, the Company accepted an additional $50.0 million commitment on the revolving credit facility from one of the original 20 financial institutions, bringing the total Credit Facility commitments to $4.65 billion.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon ARCP’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon ARCP’s then current credit rating). The Loans were initially priced with an applicable margin of 1.35% in the case of LIBOR revolving loans and 1.60% in the case of LIBOR term loans. In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or ARCP), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon ARCP’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. The OP incurs an unused fee of 0.25% per annum on the unused amount of the delayed draw term loan commitments. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth.
In connection with the Credit Agreement, the Company expensed $3.9 million of unamortized deferred financing costs incurred in connection with the original Credit Facility, which is included in interest expense, net in the accompanying consolidated unaudited statements of operations. During the fourth quarter of 2014, the Company repaid $1.2 billion outstanding on the revolving credit facility with proceeds from the sale of the Multi-Tenant Portfolio.
On November 12, 2014, the Company entered into a consent, waiver and amendment (the “Amendment”) with its lenders under the Credit Facility to extend the date of delivery of the Company’s third quarter 2014 financial statements and certain other financial deliverables until the earlier of five days following the date the Company filed with the SEC its third quarter 2014 10-Q and January 5, 2015. As part of the Amendment, the Company agreed to reduce the maximum amount of indebtedness available under the Credit Facility from $4.65 billion to $4.0 billion. Additionally, until the third quarter 2014 financial statements and a restatement of the Company’s financial statements for the fiscal year ended December 31, 2013 were filed with the SEC, the maximum principal amount of indebtedness outstanding under the Credit Facility was temporarily reduced to $3.6 billion.
On December 23, 2014, ARCP and the OP, as the borrower, entered into a Consent and Waiver Agreement (the “Consent and Waiver”) with respect to the Credit Agreement, as amended. The Consent and Waiver, among other things, (i) provided for a further extension of the date for the delivery of the Company’s third quarter 2014 financial statements and certain other financial deliverables that the Company agreed to provide under the Amendment, until the earlier of March 2, 2015 and 45 days following the receipt of a notice of breach or default from the applicable trustee or the requisite percentage of holders under ARCP’s and the OP’s respective indentures, (ii) provided an extension from the lenders for the delivery of the Company’s full-year 2014 audited financial statements until the earlier of the fifth day after the date that the Company files its Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2014 and March 31, 2015, (iii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the undrawn term loan commitments and the Company’s revolving facilities as well as the elimination of the $25 million swingline facility, (iv) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Credit Agreement, as amended, by the Company, other than in accordance with the cash flow forecast provided by the Company to the lenders thereunder and that neither the Company nor the OP would pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (v) provided that the Company would provide additional financial and other information to the lenders from time to time. In connection with the Amendment and Consent and Waiver, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse certain customary expenses of the arrangers. On February 20, 2015, we entered into a third consent (the “Third Consent”) to clarify the required financial deliverables due to the lenders.
As of December 31, 2014, the outstanding balance on the Credit Facility was $3.2 billion, of which $2.2 billion bore a floating interest rate of 1.95% at December 31, 2014. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on ARCP’s credit rating, the interest rate on this portion was 3.28% at December 31, 2014. As of December 31, 2014, a maximum of $416.0 million was available to the OP for future borrowings, subject to borrowing availability. The credit facility matures on June 30, 2018.
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
December 31, 2014 – (Continued)

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
Note 15 – Derivatives and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $9.4 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	17	$1,249,004
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and December 31, 2013 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate products	Deferred costs and other assets, net	$4,941	$9,189
Interest rate products	Deferred rent, derivative and other liabilities	$(7,384)	$(1,719)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2014 and 2013, respectively (in thousands):

	Year Ended December 31,
	2014	2013
Derivatives in Cash Flow Hedging Relationships
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(16,448)	$6,946
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$9,446	$4,535
Amount of gain (loss) recognized in income on derivative (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$(371)	$(79)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company's bond offering in February 2014, the Company settled the Treasury Lock Agreement, which was accounted for as cash flow hedge, for $3.9 million, which was recorded to other comprehensive loss and will be amortized into earnings over the ten year term of the Treasury Lock. The Company amortized $0.1 million into interest expense for the year ended December 31, 2014 related to the Treasury Lock.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were a loss of $10.6 million for the year ended December 31, 2014. The Company recorded a loss of $67.9 million for the year ended December 31, 2013 relating to the contingent value rights.
As of December 31, 2014, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap	1	$51,400
The table below presents the fair value of the Company’s derivate financial instruments not designated as hedges as well as their classification on the consolidated balance sheets as of December 31, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate products	Deferred costs and other assets, net	$568	$—
Series D Preferred Stock embedded derivative	Deferred rent, derivative and other liabilities	$—	$(16,736)
The Series D Preferred Stock was redeemed on September 2, 2014. Refer to Note 18 – Preferred and Common Stock and OP Units for further discussion.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2014 and December 31, 2013. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets (in thousands).

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014	$5,509	$(7,384)	$—	$5,509	$(7,384)	$—	$—	$(1,875)
December 31, 2013	$9,189	$(18,455)	$—	$9,189	$(18,455)	$—	$—	$(9,266)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where, if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2014, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $9.1 million. As of December 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $9.1 million at December 31, 2014.
Note 16 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Accrued other	$58,807	$34,407
Accrued interest	56,558	14,189
Accrued real estate taxes	37,633	24,658
Accounts payable	10,027	5,887
Accrued merger costs	—	651,430
	$163,025	$730,571
Note 17 – Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except as follows:
Regulatory Investigations and Litigation Relating to the Audit Committee Investigation
On October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. Prior to that filing, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company are cooperating with these regulators in their investigations.
As discussed below, the Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in response to the October 29 8-K, including class actions, derivative actions, and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York and Maryland.
Between October 30, 2014 and January 20, 2015, the Company and its current and former officers and directors (in addition to the Company’s underwriters for certain of the Company’s securities offerings) were named as defendants in ten putative securities class action complaints in the United States District Court for the Southern District of New York (the “SDNY Actions”):  Ciraulu v. American Realty Capital, Inc., et al., No. 14-cv-8659 (AKH); Priever v. American Realty Capital Properties, Inc., et al., No. 14-cv-8668 (AKH); Rubinstein v. American Realty Capital Properties, Inc., et al., No. 14-cv-8669 (AKH); Patton v. American Realty Capital Properties, Inc., et al., No. 14-cv-8671 (AKH); Edwards v. American Realty Capital Properties, Inc., et al., No. 14-cv-8721 (AKH); Harris v. American Realty Capital Properties, Inc., et al., No. 14-cv-8740 (AKH); Abadi v. American Realty Capital Properties, Inc., et al., No. 14-cv-9006 (AKH); City of Tampa General Employees Retirement Fund v. American Realty Capital Properties, Inc., et al., No. 14-cv-10134 (AKH); Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH); and New York City Employees Retirement System v. American Realty Capital Properties, Inc., et al., No. 15-cv-0422 (AKH). At a February 10, 2015 status conference, the court, among other things, consolidated the SDNY Actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”), appointed a lead plaintiff, and designated the complaint filed in Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH) as the operative complaint in the SDNY Consolidated Securities Class Action. The consolidated class action complaint asserts claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The proposed class period runs from May 6, 2013 to October 29, 2014. On March 17, 2015, the court entered an order setting deadlines of April 17, 2015 for the lead plaintiff in the SDNY Consolidated Securities Class Action to file an amended complaint and May 29, 2015 for the Company and defendants to file motions to dismiss.
In addition, on November 25, 2014, the Company and certain of its current and former officers and directors were named as defendants in a putative securities class action filed in the Circuit Court for Baltimore County, Maryland, captioned Wunsch v. American Realty Capital Properties, Inc., et al., No. 03-C-14-012816 (the “Maryland Securities Action”).  On December 23, 2014, the Company removed the Maryland Securities Action to the United States District Court for the District of Maryland (Northern Division), under the caption Wunsch v. American Realty Capital Properties, Inc., et al., No. 14-cv-4007 (ELH), and seeks to transfer the action to the United States District Court for the Southern District of New York.  The Maryland Securities Action asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements made in connection with the Company’s securities issued in connection with the Cole Merger.  The Company is not yet required to respond to the complaint in the Maryland Securities Action.
Between November 17, 2014 and February 2, 2015, six shareholder derivative actions, purportedly in the name and for the benefit of the Company, were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Southern District of New York (the “SDNY Derivative Actions”):  Michelle Graham Turner 1995 Revocable Trust v. Schorsch, et al., No. 14-cv-9140 (AKH); Froehner v. Schorsch, et al., No. 14-cv-9444 (AKH); Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH); Hopkins v. Schorsch, et al., No. 15-cv-262 (AKH); Appolito v. Schorsch, et al., No. 15-cv-644 (AKH); and The Joel and Robin Staadecker Living Trust v. Schorsch, et al., No. 15-cv-768 (AKH).  In addition, between December 30, 2014 and January 16, 2015, the Company and certain of its current and former officers and directors were named as defendants in two shareholder derivative actions filed in the Circuit Court for Baltimore City, Maryland (the “Maryland Derivative Actions”):  Meloche v. Schorsch, et al., No. 24-C-14-008210 and Botifoll v. Schorsch, et al., No. 24-C-15-000245.  In addition, on January 29, 2015, the Company and certain of its current directors, amongst others, were named as defendants in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Fran Kosky Roth IRA v. Rendell, et al., No. 15-650269 (the “New York Derivative Action,” and together with the SDNY Derivative Actions and the Maryland Derivative Actions, the “Derivative Actions”).  On February 9, 2015 and February 20, 2015, three plaintiffs who filed SDNY Derivative Actions-Appolito, Hopkins and The Joel and Robin Staadecker Living Trust-voluntarily dismissed their actions without prejudice. The Derivative Actions seek money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the securities actions and negligence and breach of contract. At a February 10, 2015 status conference, the court

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

consolidated the SDNY Derivative Actions under the caption Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH) (the “SDNY Consolidated Derivative Action”) and directed the plaintiffs to file a consolidated amended complaint by March 10, 2015. On February 18, 2015, the parties to the New York Derivative Action entered into a stipulation setting a deadline of April 20, 2015 for the Company and defendants to respond to the complaint in the action. On March 10, 2015, the plaintiffs in the SDNY Consolidated Derivative Action filed a consolidated amended complaint. The Company and defendants are required to file motions to dismiss the consolidated amended complaint in the SDNY Consolidated Derivative Action by April 3, 2015. On March 18, 2015, the parties to the Maryland Derivative Actions entered into a stipulation providing for, among other things, the consolidation of those actions. The Company and defendants are not yet required to respond to the complaints in the Maryland Derivative Actions.
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
On January 15, 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”).  The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. The Company and defendants are required to respond to the complaint in the Jet Capital Action on the same schedule set by the court for the SDNY Consolidated Securities Class Action.
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
ARCT III Litigation Matters
After the announcement of the ARCT III Merger Agreement on December 17, 2012, Randell Quaal filed a putative class action lawsuit on January 30, 2013 against the Company, the OP, ARCT III, ARCT III OP, the members of the board of directors of ARCT III and certain subsidiaries of the Company in the Supreme Court of the State of New York. The plaintiff alleges, among other things, that the board of ARCT III breached its fiduciary duties in connection with the transactions contemplated under the ARCT III Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the ARCT III Merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

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
December 31, 2014 – (Continued)

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
To date, eleven lawsuits have been filed in connection with the Cole Merger. Two of these suits - Wunsch v. Cole, et al. (“Wunsch”), No. 13-CV-2186, and Sobon v. Cole, et al. (“Sobon”) - were filed as putative class actions on October 25, 2013 and November 18, 2013, respectively, in the U.S. District Court for the District of Arizona. Between October 30, 2013 and November 14, 2013, eight other putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole, et al. (“Operman”); (ii) Branham v. Cole, et al. (“Branham”); (iii) Wilfong v. Cole, et al. (“Wilfong”); (iv) Polage v. Cole, et al. (“Polage”); (v) Corwin v. Cole, et al. (“Corwin”); (vi) Green v. Cole, et al. (“Green”); (vii) Flynn v. Cole, et al. (“Flynn”) and (viii) Morgan v. Cole, et al. (“Morgan”). All of these lawsuits name the Company, Cole and Cole’s board of directors as defendants; Wunsch, Sobon, Branham, Wilfong, Flynn, Green, Morgan and Polage also name CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Cole, as a defendant. All of the named plaintiffs claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted include claims that the Cole Merger did not provide for full and fair value for the Cole shareholders, that the Cole Merger was the product of an “inadequate sale process,” that the Cole Merger Agreement contained coercive deal protection measures and that the Cole Merger Agreement and the Cole Merger were approved as a result of or in a manner which facilitates improper self-dealing by certain defendants. In addition, the Flynn, Corwin, Green, Wilfong, Polage and Branham lawsuits claim that the individual defendants breached their duty of candor to shareholders and the Branham and Polage lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The Wunsch and Sobon lawsuits also assert claims against Cole and the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), based on allegations that the proxy materials omitted to disclose allegedly material information, and a claim against the individual defendants under Section 20(a) of the Exchange Act bNumberased on the same allegations. Among other remedies, the complaints seek unspecified money damages, costs and attorneys’ fees.
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
December 31, 2014 – (Continued)

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
The defendants in the consolidated Baltimore Merger Actions mailed a Notice of Pendency of Derivative and Class Action (the “Class Notice”) to the Cole stockholders on October 7, 2014, following the court’s preliminary approval of the parties’ Settlement Stipulation. On December 3, 2014, the parties in the consolidated Baltimore Merger Actions executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Stipulation. A final settlement hearing in the consolidated Baltimore Merger Actions was held on December 12, 2014, and on January 13, 2015, the Baltimore Circuit Court issued an order approving the settlement pursuant to the terms of the Amended Stipulation. Two objectors have since filed a notice of appeal of the settlement order. Following court approval of the settlement of the consolidated Baltimore Merger Actions, the Wunsch case was dismissed voluntarily on January 21, 2015.
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
Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground and office lease obligations (in thousands):

Future Minimum Base Rent Payments
2015	$24,093
2016	22,880
2017	22,014
2018	19,958
2019	72,316
Thereafter	213,344
Total	$374,605
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of such acquisitions, some of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of December 31, 2014, Cole Capital was a party to 51 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 192 properties, subject to meeting certain criteria, for an aggregate purchase price of $1.0 billion, exclusive of closing costs. As of December 31, 2014, Cole Capital had $29.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

certain circumstances. During the year ended December 31, 2014, Cole Capital forfeited $0.4 million of property escrow deposits, which are included in acquisition related expenses on the consolidated statement of operations. Cole Capital will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property.
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
Note 18 – Preferred and Common Stock and OP Units
Series D and Series E Preferred Stock and Preferred Units
On September 12, 2013, the General Partner’s board of directors unanimously approved the issuance of Series D Cumulative Convertible Preferred Stock (“Series D Preferred Stock”) and the issuance of Series E Cumulative Preferred Stock (“Series E Preferred Stock”). Concurrently, the Operating Partnership was approved to issue to the General Partner Series D Cumulative Convertible Preferred Units (“Series D Preferred Units”) and Series E Cumulative Preferred Units (“Series E Preferred Units”), if applicable.
On September 15, 2013, the General Partner entered into definitive purchase agreements pursuant to which it agreed to issue Series D Preferred Stock and common stock to certain institutional holders, necessitating that the Operating Partnership concurrently issue to the General Partner Series D Preferred Units and General Partner OP Units promptly following the close of the CapLease Merger. Pursuant to the definitive purchase agreements, the General Partner issued approximately 21.7 million shares of Series D Preferred Stock and 15.1 million shares of ARCP common stock for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013. The Operating Partnership concurrently issued 21.7 million Series D Preferred Units and 15.1 million General Partner OP Units to the General Partner. The Series D Preferred Stock and Series D Preferred Units pay dividends at the rate of 5.81% per annum on their face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Company redeemed all outstanding Series D Preferred Stock and Units on September 2, 2014 for $316.1 million in cash.
As the holders of Series D Preferred Stock were entitled to receive liquidation preferences that other equity holders were not entitled to, the Company classified the Series D Preferred Stock as temporary equity. At the date of issuance, the fair value of the Series D Preferred Stock was $269.3 million.
Prior to redemption, the General Partner had concluded that the conversion option qualified as a derivative and should be bifurcated from the host instrument. At issuance, the conversion option had a fair value of $18.7 million. As of December 31, 2013, the fair value of the conversion option was $16.7 million. The Company recorded a loss of $13.6 million upon redemption of the conversion option in gain (loss) on derivative instruments, net in the consolidated statements of operations for the year ended December 31, 2014.
As of December 31, 2014, there were no issued shares of Series D Preferred Stock and no authorized and issued shares of Series E Preferred Stock. Therefore, no equivalent units were issued and outstanding at the Operating Partnership.
Series F Preferred Stock and Series F Preferred Units
On October 6, 2013, in connection with the modification to the ARCT IV Merger, the General Partner’s board of directors unanimously approved the issuance of Series F Preferred Stock. Upon consummation of the ARCT IV Merger on January 3, 2014, 42.2 million shares of Series F Preferred Stock were issued to ARCT IV shareholders, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F Preferred Units to the General Partner, and 0.7 million Limited Partner Series F Preferred Units to the ARCT IV OP Unit holders. Subsequent to original issuance and through December 31, 2014, 0.6 million Limited Partner Series F Preferred Units were converted into an equivalent number of the General Partner’s Series F Preferred Stock. Concurrently, 0.6 million General Partner Series F Preferred Units were issued to the General Partner. As of December 31, 2014, there were 42.8 million shares of Series F Preferred Stock and 86.9 million Series F OP Units issued and outstanding.
The Series F Preferred Units contain the same terms as the Series F Preferred Stock. Therefore, the Series F Preferred Stock/Units will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share/unit

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

(equivalent to $1.675 per share/unit on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they become convertible and are converted into General Partner’s common stock or General Partner OP Units (or, if applicable, alternative consideration). The Series F Preferred Stock of the General Partner trades on the NASDAQ under the symbol “ARCPP.”
Increases in Authorized Common Stock
On December 9, 2013, the Company filed articles of amendment to its charter to increase the number of authorized shares of common stock to 1.5 billion shares.
Offerings
On August 1, 2012, the General Partner filed a $500.0 million universal shelf registration statement and a resale registration statement with the SEC. Each registration statement became effective on August 17, 2012. As of December 31, 2014, the General Partner had issued 2.1 million shares of common stock and no other securites under the universal shelf registration statement. Concurrently with the General Partner’s issuance of the 2.1 million shares of common stock referenced above, the Operating Partnership issued 2.1 million General Partner OP Units to the General Partner. The resale registration statement, as amended, registered the resale of up to 1,882,248 shares of ARCP’s common stock issued in connection with any future conversion of certain currently outstanding restricted shares, preferred stock or Limited Partner OP Units.
In January 2013, the General Partner commenced its “at the market” equity offering program (“ATM”) in which it could from time to time, offer and sell shares of its common stock having aggregate offering proceeds of up to $60.0 million. The shares would be issued pursuant to the General Partner’s universal shelf registration statement. For each share of common stock the General Partner sold under the ATM, the Operating Partnership would issue a corresponding General Partner OP Unit to the General Partner.
On March 14, 2013, the General Partner filed a universal automatic shelf registration statement that was automatically declared effective and achieved well-known seasoned issuer (“WKSI”) status. As a result of the delayed filing of certain of the General Partner’s periodic reports with the SEC, it is not currently eligible to register the offer and sale of securities using a Form S-3 shelf registration statement and, therefore, are not eligible to use such WKSI shelf registration statement or the $500.0 million universal shelf registration statement described above, and the General Partner will not become eligible until it has timely filed certain periodic reports required under the Securities Exchange Act of 1934, as amended, for 12 consecutive calendar months.
On May 28, 2014, the General Partner closed on a public offering of 138.0 million shares of ARCP common stock at a price of $12.00 per share. The net proceeds to ARCP were $1.6 billion after deducting underwriting discounts, commissions and offering-related expenses. Concurrently, the Operating Partnership issued the General Partner 138.0 million General Partner OP Units.
The following are the Company’s equity offerings of common stock and the gross proceeds of the equity offerings for each year since the Company’s initial public offering (dollars, in millions):

Type of offering	Closing Date	Number of Shares(1)	Gross Proceeds
IPO	September 7, 2011	5,574,131	$67.4
Follow-on offering	November 2, 2011	1,497,924	15.8
Underwriters’ over-allotment	November 7, 2011	74,979	0.8
Total - Year end December 31, 2011(2)		7,147,034	$84.0

Follow-on offering	June 18, 2012	3,250,000	$30.3
Underwriters’ over-allotment	July 9, 2012	487,500	4.6
Total - Year end December 31, 2012(3)		3,737,500	$34.9

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Type of offering	Closing Date	Number of Shares(1)	Gross Proceeds
Registered follow on-offering	January 29, 2013	2,070,000	$26.7
ATM	January 1 - September 30, 2013	553,300	8.9
Private placement offering	June 7, 2013	29,411,764	455.0
Private placement offering	November 12, 2013	15,126,498	186.0
Total - Year end December 31, 2013(4)		47,161,562	$676.6

Public Offering	May 28, 2014	138,000,000	$1,590.0
		138,000,000	$1,590.0
_______________________________________________
(1) Excludes 140.7 million shares of common stock that were issued to the stockholders of ARCT III’s common stock in conjunction with the ARCT III Merger.
(2) Excludes 9.8 million shares of common stock that were issued by ARCT III for gross proceeds of $102.2 million.
(3) Excludes 155.7 million and 5.4 million shares of common stock that were issued by ARCT III and ARCT IV, respectively, for gross proceeds of $1.6 billion and $255.0 million, respectively, prior to their acquisitions by ARCP.
(4) Excludes 31.0 million shares of common stock that were issued to ARCT IV stockholders in connection with the ARCT IV Merger.
Common Stock Dividends
In October 2011, the Company began paying common dividends on the 15th day of each month to stockholders/unitholders of record on the eighth day of such month. On October 23, 2013, the board of directors of ARCP authorized an annualized common dividend per share of $1.00, which became effective February 7, 2014. In connection with the amendments to the Credit Facility, the Company agreed to suspend payment of dividends on its common stock until it complied with certain financial statement delivery and other information requirements.

Dividend Increase Declaration Date	Annualized Dividend Per Share	Effective Date
September 7, 2011	$0.875	October 9, 2011
February 27, 2012	$0.880	March 9, 2012
March 16, 2012	$0.885	June 9, 2012
June 27, 2012	$0.890	September 9, 2012
September 30, 2012	$0.895	November 9, 2012
November 29, 2012	$0.900	February 9, 2013
March 17, 2013	$0.910	June 8, 2013
May 28, 2013	$0.940	December 8, 2013 (1)
October 23, 2013	$1.000	February 7, 2014 (2)
_______________________________________________

(1)	The dividend increase became effective at the closing of the CapLease Merger, which was consummated on November 5, 2013.

(2)	The dividend increase was contingent upon, and became effective with, the closing of the Cole Merger, which was consummated on February 7, 2014.
Common Stock Repurchases
On August 20, 2013, ARCP’s board of directors reauthorized its $250.0 million share repurchase program, which was originally authorized in February 2013. During the year ended December 31, 2014, ARCP did not repurchase any shares of common stock under the share repurchase program.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Under ARCP’s equity compensation plans, individuals have the option to have ARCP repurchase shares upon vesting in order to satisfy the minimum federal and state tax withholding obligations. During the year ended December 31, 2014, ARCP repurchased 551,664 of shares to satisfy the federal and state tax withholding on behalf of employees.
Note 19 – Equity-based Compensation
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
The General Partner authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards excluding an initial grant of 167,400 shares to the Former Manager in connection with the IPO, all of which were vested as of December 31, 2014. As of December 31, 2014, the General Partner had awarded 7,677,715 shares under the Equity Plan, of which 2,781,571 shares had been forfeited upon the resignations of certain senior executives during the fourth quarter. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units to ARCP when the General Partner awarded shares under the Equity Plan.
The fair value of restricted common stock awards awarded to employees under the Equity Plan is generally determined on the grant date using the closing stock price on NASDAQ that day and is expensed over the requisite service period. The fair value of restricted common stock awarded to non-employees under the Equity Plan is measured based upon the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable and is expensed in full at the date of grant.
Director Stock Plan
The General Partner has adopted a Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the General Partner’s non-executive directors. Awards of restricted stock will vest in accordance with the award agreements, which generally provide for ratable vesting over a five-year period following the date of grant. The awards of restricted stock provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. At December 31, 2014, a total of 99,000 shares of common stock was reserved for issuance under the Director Stock Plan. As of December 31, 2014, the General Partner had awarded 45,000 shares under the Director Stock Plan. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units to ARCP when the General Partner awarded shares under the Director Stock Plan.
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
Immediately prior to the effective time of the ARCT IV Merger, each then-outstanding share of ARCT IV restricted stock fully vested. All shares of ARCT IV common stock then-outstanding as a result of the full vesting of shares of ARCT IV restricted stock, and the satisfaction of any applicable withholding taxes, received shares of the Company’s common stock based on the ARCT IV Exchange Ratio. Concurrently, for each share of ARCP common stock issued, the Operating Partnership issued a General Partner OP Unit to the General Partner.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The following table details the restricted shares activity within the Equity Plan and Director Stock Plan during the years ended December 31, 2014, 2013, and 2012:
Restricted Share Awards:

	Equity Plan		RSP and Director Stock Plan
	Number of Restricted Common Shares	Weighted-Average Issue Price	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded January 1, 2012	167,400	12.50	14,700	11.50
Granted	93,683	10.65	30,634	10.45
Forfeited	(1,174)	10.65	(13,650)	11.54
Awarded December 31, 2012	259,909	$11.84	31,684	$10.47
Granted	932,527	13.82	20,768	14.58
Forfeited	(1,085)	12.85	(3,000)	12.99
Awarded December 31, 2013	1,191,351	$13.39	49,452	$12.04
Granted	6,484,105	13.09	3,000	13.99
Forfeited	(3,055,546)	12.65	—	—
Awarded December 31, 2014	4,619,910	$13.46	52,452	$12.15
Unvested Restricted Share Awards:

	Equity Plan		Director Stock Plan
	Shares of Restricted Common Stock	Weighted-Average Issue Price	Shares of Restricted Common Stock	Weighted-Average Issue Price
Unvested, January 1, 2012	139,500	12.50	14,700	11.50
Granted	93,683	10.65	30,634	10.45
Vested	(59,556)	12.38	(2,370)	11.88
Forfeited	(1,174)	10.65	(13,650)	11.54
Unvested, December 31, 2012	172,453	$11.55	29,314	$10.35
Granted	932,527	13.82	20,768	14.58
Vested	(172,453)	11.55	(28,207)	11.03
Forfeited	(1,085)	12.85	(3,000)	12.99
Unvested, December 31, 2013	931,442	$13.82	18,875	$13.52
Granted	6,484,105	13.09	3,000	13.99
Vested	(1,675,939)	13.11	(21,875)	13.58
Forfeited	(3,055,546)	12.65	—	—
Unvested, December 31, 2014	2,684,062	$13.84	—	$—
For the years ended December 31, 2014, 2013, and 2012, compensation expense, excluding an outperformance bonus expense related to the OPP, for restricted shares was $31.7 million, $8.0 million, and $1.2 million, respectively, which is recorded in general and administrative expense in the accompanying consolidated statement of operations.
Compensation expense for the year ended December 31, 2014 includes $11.4 million of compensation expense recorded for 0.8 million restricted shares granted to affiliates.
On October 1, 2014, the Company awarded a former executive 165,838 shares of common stock that were not subject to any vesting requirements. As such, the Company expensed $2.0 million related to these shares during the three months ended December 31, 2014. On December 15, 2014, the former executive resigned from the Company and agreed to return the shares awarded on October 1, 2014 resulting in the Company recording income of $1.5 million which is included in other income, net in the accompanying consolidated statement of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Multi-Year Outperformance Plan
Upon consummation of the ARCT III Merger, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Former Manager, whereby the Former Manager was able to earn compensation upon the attainment of stockholder value creation targets.
Under the OPP, the Company’s Former Manager was granted 8,241,101 long-term incentive plan units of the OP (“LTIP Units”), which could be earned or forfeited based on the General Partner’s total return to stockholders (including both share price appreciation and common stock distributions) (“Total Return”) for the three-year period that commenced on December 11, 2012.
Pursuant to previous authorization of the General Partner’s board of directors, as a result of the termination of the Management Agreement, all 8,241,101 LTIP Units became fully earned, vested and convertible into OP Units upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date.
During the years ended December 31, 2014 and 2013, the Operating Partnership recorded expense of $1.6 million and $92.3 million for the LTIP Units under the OPP, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense has been allocated to the non-controlling interest on the consolidated balance sheet.
2014 Multi-Year Outperformance Plan
On October 3, 2013, the General Partner’s board of directors approved a multi-year outperformance plan (the “New OPP”), which became effective upon the General Partner’s transition to self-management, which occurred on January 8, 2014. Under the New OPP, individual agreements were entered into between the General Partner and the participants selected by the General Partner’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the New OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the New OPP and the OPP Agreements, the Participants were eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that is funded up to a maximum award opportunity (the “New OPP Cap”) of approximately 5% of the General Partner’s equity market capitalization at the time of the approval of the New OPP (“the Initial Market Cap”).
In October 2013, the Compensation Committee approved an aggregate award pool to be measured by the General Partner’s market capitalization as of the date of such approval; however, the OPP was definitively documented to measure market capitalization on a pro forma basis as of the General Partner’s transition to self-management (including the pro forma impact of various transactions expected to be consummated prior to the General Partner’s transition to self-management on January 8, 2014), which was calculated in December 2013. After the Audit Committee’s and new management’s review of the OPP, it was determined that the Compensation Committee’s intention in respect of the OPP was that the maximum award pool opportunity (the “2014 OPP Cap”) should have been $120.0 million.
Subject to the New OPP Cap, the pool was to equal an amount to be determined based on the General Partner’s level of achievement of total return to stockholders, including both share price appreciation and common stock distributions (“Total Return”), as measured against an absolute hurdle and against a peer group of companies for a three-year performance period that commenced on October 1, 2013 (the “Performance Period”), with valuation dates on which a portion of the LTIP Units up to a specified amount of the New OPP Cap could be earned on the last day of each 12-month period during the Performance Period (each an “Annual Period”) and the initial 24-month period of the Performance Period (the “Interim Period”), as follows:

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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

____________________________________
(1) The “Peer Group” was comprised of the following companies: EPR Properties; Getty Realty Corporation; Lexington Realty Trust; National Retail Properties, Inc.; Realty Income Corporation; and Spirit Realty Capital, Inc.
The New OPP provided for early calculation and vesting of the award in the event of a change in control of the General Partner, prior to the end of the Performance Period. The Participants were entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the New OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the New OPP represented units of equity ownership in the OP that were structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, one-third of any earned LTIP Units would vest on October 1, 2016, October 1, 2017 and October 1, 2018, respectively. The Participants were entitled to receive distributions on their LTIP Units to the extent provided for in the LPA, as amended from time to time.
During the three months ended December 31, 2014, all of the Participants of the New OPP departed from the Company and forfeited all interests they had in the New OPP. As such, no expenses were recorded for the New OPP for the year ended December 31, 2014. As of December 31, 2014, the Company had recorded a total payable for distributions on LTIP units related to the OPP and the New OPP of $6.9 million.
Note 20 – Related Party Transactions and Arrangements
The Company, ARCT III and ARCT IV have incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), ARC, ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III (the “ARCT III Advisor”), American Realty Capital Advisors IV, LLC (“the ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). References throughout this Note 20 – Related Party Transactions and Arrangements to expenses incurred by ARCT III or ARCT IV are to expenses incurred before their acquisitions by the Company on February 28, 2013 and January 3, 2014, respectively. As of December 31, 2014, the Former Manager and its affiliates were no longer affiliated with the Company, as a result of officers and directors resigning from control positions in December 2014.
The Audit Committee Investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny.  As described below, the Company has recovered consideration valued at $8.5 million in respect of certain such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery.  No asset has been recognized in the accompanying consolidated financial statements related to any potential recovery.
The following table summarizes the related party fees and expenses incurred by the Company, ARCT III and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Related party transactions:
Expenses and capitalized costs:
Financing fees and reimbursements	$—	$14,277	$3,350
Offering related costs	2,150	161,796	211,391
Acquisition related expenses	1,652	37,564	28,656
Merger and other non-routine transactions	137,778	156,146	—
Management fees to affiliates	13,888	17,462	212
General and administrative expenses	16,089	103,206	826
Indirect affiliate expenses	10,975	68	—
Total expenses and capitalized costs	$182,532	$490,519	$244,435
Cole Capital revenues:
Cole Capital offering related revenue	87,109	—	—
Cole Capital operating revenue	116,449	—	—
Total Cole Capital revenues	$203,558	$—	$—
The following sections below further expand on the summarized related party transactions listed above.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Financing Fees and Reimbursements
During the years ended December 31, 2013 and 2012, the Company, ARCT III and ARCT IV paid the Former Manager, the ARCT III Advisor and the ARCT IV Advisor, respectively, financing coordination fees of $14.3 million and $3.4 million, respectively, which are equal to 0.75% of the aggregate amount available under any secured mortgage financing or refinancing that the Company, ARCT III or ARCT IV, respectively, obtained and used for the acquisition of properties that were arranged by the Former Manager, ARCT III Advisor or ARCT IV Advisor, respectively. The financing fees were payable in cash at the closing of each financing. In conjunction with the closing of the ARCT III Merger, it was agreed that these coordination fees would no longer be paid by the Company to the Former Manager. No such coordination fees were incurred during the year ended December 31, 2014. Financing coordination fees and reimbursements are included in deferred costs and other assets, net in the accompanying consolidated balance sheets.
Offering Related Costs
The Company, ARCT III and ARCT IV recorded commissions, fees and offering cost reimbursements as shown in the table below for services provided to the Company, ARCT III and ARCT IV, as applicable, by affiliates of the Former Manager during the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Offering related costs:
Commissions and fees	$—	$148,232	$184,384
Offering costs and other reimbursements	2,150	13,564	27,007
Total	$2,150	$161,796	$211,391
RCS served as the dealer-manager of the ARCT III IPO and the ARCT IV IPO. RCS received fees and compensation in connection with the sale of ARCT III’s and ARCT IV’s common stock in the respective IPOs. RCS received a selling commission of 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers in each of the IPOs. RCS received 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee in each of the IPOs. In addition, ARCT III and ARCT IV reimbursed the ARCT III Advisor, the ARCT IV Advisor and RCS, as applicable, for services relating to the ARCT III IPO and the ARCT IV IPO during 2013 and 2012. During the year ended December 31, 2014, the Company incurred costs for services relating to the Company’s ATM equity program and common stock offering. Offering related costs are included in offering costs, commissions and dealer manager fees in the accompanying consolidated statements of changes in equity.
Acquisition Related Expenses
During the year ended December 31, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to its acquisition of certain properties in the Fortress Portfolio and $0.6 million (equal to 0.25% of the contract purchase price) to RCS related to its acquisition of certain properties in the Inland Portfolio. During the year ended December 31, 2014, the Company paid a fee of $0.1 million to RCS related to its acquisition of certain properties in the Inland Portfolio.
Separate from acquisition fees related to the acquisition of certain properties in the GE Capital Portfolio discussed below, the Company, ARCT III and ARCT IV paid acquisition fees to the Former Manager and its affiliates equal to 1.0% of the contract purchase price, inclusive of indebtedness, of each property acquired by the Company, ARCT III or ARCT IV, as applicable. The Company, ARCT III and ARCT IV additionally reimbursed certain expenses as permitted under the advisory agreements. These fees and reimbursements (as applicable), totaled $12.3 million and $28.7 million during the years ended December 31, 2013 and 2012, respectively. The Company and ARCT III were no longer required to pay these fees as of the ARCT III Merger, except for those properties in the Company’s acquisition pipeline as of that date. ARCT IV incurred these fees throughout 2013. No such fees were incurred by the Company during the year ended December 31, 2014.
During the year ended December 31, 2013, the Company paid a fee of $1.9 million (equal to 0.25% of the contract purchase price) to RCS and reimbursed expenses of $6.1 million to ARC related to its acquisition of certain properties in the GE Capital Portfolio. No such fees were incurred by the Company during the year ended December 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

During the year ended December 31, 2013, ARCT IV incurred and paid a fee of $3.5 million (equal to 0.25% of the contract price) to RCS and also paid an acquisition fee of $13.8 million to the Former Manager and its affiliates related to its acquisition of certain properties in the GE Capital Portfolio.
Merger and Other Non-routine Transactions
The Company, ARCT III and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below. These fees are included in merger and other non-routine transactions in the accompanying consolidated statements of operations. The table below shows fees and expenses attributable to each merger and other non-routine transaction for the year ended December 31, 2014 (in thousands).

	Year Ended December 31, 2014
	ARCT IV Merger	Internalization	Cole Merger	Multi-tenant Spin Off	Total
Merger related costs:
Strategic advisory services	$8,400	$—	$17,115	$1,750	$27,265
Personnel costs and other reimbursements	—	—	72	—	72
Other non-routine transactions:
Subordinated distribution fees	78,244	—	—	—	78,244
Furniture, fixtures and equipment	5,800	10,000	—	—	15,800
Other fees and expenses	—	—	2,900	—	2,900
Personnel costs and other reimbursements	417	—	1,728	—	2,145
Post-transaction support services	1,352	10,000	—	—	11,352
Total	$94,213	$20,000	$21,815	$1,750	$137,778
The tables below shows fees and expenses attributable to each merger and other non-routine transaction during the year ended December 31, 2013, (in thousands):

	ARCT III Merger	ARCT IV Merger	CapLease Merger	Cole Merger	Other	Total
Merger related costs:
Strategic advisory services	$—	$16,075	$5,563	$14,215	$243	$36,096
Legal fees and expenses	126	500	3,000	—	40	3,666
Personnel costs and other reimbursements	522	2,137	567	169	178	3,573
Other fees and expenses	—	640	250	—	—	890
Other non-routine transactions:
Subordinated distribution fees	98,360	—	—	—	—	98,360
Furniture, fixtures and equipment	5,800	—	—	—	—	5,800
Legal fees and expenses	950	—	—	—	—	950
Personnel costs and other reimbursements	—	1,107	—	1,463	109	2,679
Post-transaction support services	2,000	2,000	—	—	—	4,000
Other fees and expenses	—	—	132	—	—	132
Total	$107,758	$22,459	$9,512	$15,847	$570	$156,146
No expenses payable to affiliates of the Former Manager relating to mergers or other non-routine transactions were incurred during the year ended December 31, 2012.
Merger Related Costs
ARCT III Merger
The Company and ARCT III incurred and paid $0.3 million to ARC Advisory and $0.4 million to RCS Advisory for expense reimbursements in connection with the ARCT III Merger during the year ended December 31, 2013.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

ARCT IV Merger
The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the ARCT IV Merger. The Company paid $7.7 million (equal to 0.25% of the transaction value) upon the consummation of the ARCT IV Merger and reimbursed out of pocket expenses of $0.6 million pursuant to this agreement during the year ended December 31, 2013.
The Company entered into an agreement with RCS, RCS Advisory and ANST under which they agreed to provide financial advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval from the Company’s stockholders in connection with such merger. The agreement provided that these services included facilitation of the preparation, distribution and accumulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. However, effective October 6, 2013 pursuant to the first amendment to the ARCT IV Merger Agreement, a vote by they Company’s stockholders was no longer required. The Company paid $0.6 million in fees pursuant to this agreement during the year ended December 31, 2013.
ARCT IV entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to assist ARCT IV with its alternatives for a potential liquidity event. ARCT IV paid $7.7 million (equal to 0.25% of the transaction value) upon the consummation of the ARCT IV Merger and reimbursed out of pocket expenses of $0.8 million during the year ended December 31, 2013.
ARCT IV entered into an agreement with ARC Advisory and RCS Advisory under which they agreed to provide legal support services up to the date that ARCT IV entered into the ARCT IV Merger Agreement. ARCT IV paid $0.5 million in fees pursuant to this agreement during the year ended December 31, 2013.
ARCT IV entered into an agreement with RCS, RCS Advisory, and ANST under which they agreed to provide advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval of such merger by ARCT IV’s stockholders. The agreement provided that these services included facilitation of the preparation, distribution and accumulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. ARCT IV paid $0.8 million in fees and reimbursed $0.2 million of expenses pursuant to this agreement during the year ended December 31, 2013.
The Company and ARCT IV incurred and paid $0.5 million to RCS Advisory for expense reimbursements in connection with the ARCT IV Merger during the year ended December 31, 2013.
Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. No fees were incurred under this agreement during the year ended December 31, 2013. The Company paid $8.4 million as a brokerage commission, pursuant to the advisory agreement during the year ended December 31, 2014.
Cole Merger
The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company incurred and recognized $14.2 million in expense from this agreement in each year ended December 31, 2014 and 2013.
Pursuant to the Transaction Management Services Agreement, dated December 9, 2013, the Company and the OP agreed to pay RCS Advisory an aggregate fee of $2.9 million in connection with providing the following services: transaction management support related to the Cole Merger up to the date of the Transaction Management Services Agreement and ongoing transaction management support, marketing support, due diligence coordination and event coordination up to the date of the termination of the Transaction Management Services Agreement. The Transaction Management Services Agreement expired on the consummation of the Company’s transition to self-management on January 8, 2014. The Company paid RCS Advisory $2.9 million thereunder on January 8, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

CapLease Merger
The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the CapLease Merger. The Company paid a fee equal to 0.25% of the transaction value and reimbursed out of pocket expenses. The Company incurred and paid $5.6 million in fees pursuant to this agreement during the year ended December 31, 2013. The Company incurred and paid an additional $0.2 million to ARC Advisory and $3.6 million to RCS Advisory for expense reimbursements in connection with the CapLease Merger during the year ended December 31, 2013.
Multi-tenant Spin-off
The Company entered into an agreement with RCS, under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the MT Spin-off. During the year ended December 31, 2014, the Company incurred $1.8 million of such fees, which are included in merger and other non-routine transactions in the accompanying consolidated statement of operations for the year ended December 31, 2014.
Other Non-routine Transactions
ARCT III Merger Subordinated Distribution Fee
On February 28, 2013, the OP entered into a Contribution and Exchange Agreement (the “ARCT III Contribution and Exchange Agreement”) with the ARCT III OP and the ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from the ARCT III OP, including a subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders in addition to their initial investment. Pursuant to the ARCT III Contribution and Exchange Agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the $98.4 million subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted into 7.3 million OP Units after application of the ARCT III Exchange Ratio. The Company recorded an expense of $98.4 million during the year ended December 31, 2013 in connection with this transaction. In conjunction with the ARCT III Merger Agreement, the ARCT III Special Limited Partner agreed to hold its OP Units for a minimum of one year before converting them into shares of Company common stock.
ARCT IV Merger Subordinated Distribution
On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, ARCT IV Special Limited Partner and ARC Real Estate. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the $78.2 million of subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million ARCT IV OP Units. Upon consummation of the ARCT IV Merger, these ARCT IV OP Units were immediately converted into 6.7 million OP Units after application the ARCT IV Exchange Ratio. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to hold its OP Units for a minimum of two years before converting them into shares of the Company’s common stock.
Furniture, Fixtures and Equipment and Other Assets
The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, concurrently with the closing of the ARCT III Merger and the ARCT IV Merger and the Company’s transition to self-management, the Sellers sold the OP certain FF&E and other assets used by the Sellers in connection with managing the property level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million and $5.8 million to purchase the FF&E during the year ended December 31, 2014 and 2013, respectively. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction-related expense.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Other Fees and Expenses
In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2013 or 2012.
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
Post-Transaction Support Services
ARCT III entered into an agreement with ARC Advisory under which ARC Advisory agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT III Merger). ARCT III paid $2.0 million in fees pursuant to this agreement during the year ended December 31, 2013. No expense was incurred during the year ended December 31, 2014 in connection with this agreement.
ARCT IV entered into an agreement with ARC Advisory and RCS Advisory under which they agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT IV Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT IV Merger). ARCT IV incurred $2.0 million in expenses pursuant to this agreement during the year ended December 31, 2013.
In connection with its entry into the ARCT IV Merger agreement, ARCT IV agreed to pay additional asset management fees. which totaled $1.3 million net of credits received from affiliates during the year ended December 31, 2014. No such fees were incurred during the year ended December 31, 2013.
Pursuant to the Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement entered into as of January 8, 2014, the Former Manager agreed to provide certain transition services including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, insurance and risk management, information technology, telecommunications and Internet and services relating to office supplies.  Pursuant to this agreement, the Company paid $10.0 million to the Former Manager on January 8, 2014. This arrangement was in effect for a 60-day term beginning on January 8, 2014.
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
Management Fees to Affiliates
The Company, ARCT III and ARCT IV recorded fees and reimbursements as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Management fees to affiliates:
Base management fees	$—	$4,969	$212
Asset management fees	13,888	11,693	—
Property management fees	—	800	—
Total	$13,888	$17,462	$212
Base Management Fees to the Former Manager
Prior to the termination of the amended and restated management agreement, the Company paid the Former Manager an annual base management fee equal to 0.50% per annum of average unadjusted book value of the Company’s real estate assets, calculated

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

and payable monthly in advance, for the value of assets up to $3.0 billion and 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The management fee was generally payable in cash; however in lieu of cash, on January 21, 2014, the Former Manager agreed to settle all outstanding balances in stock, resulting in the Company issuing 388,461 shares of common stock to the Former Manager. Prior to the ARCT III Merger, the Former Manager was entitled to an annual base management fee equal to 0.50% per annum for the unadjusted book value of assets with no asset threshold limitations. The Company incurred expenses of $5.0 million and $0.2 million that were not waived during the years ended December 31, 2013 and 2012, respectively. The Former Manager waived the portion of its management fee in excess of certain net income thresholds related to the Company’s operations during certain periods in 2013 and 2012. These waived fees totaled $6.1 million and $1.8 million during the years ended December 31, 2013 and 2012, respectively. No such fees were incurred or waived during the year ended December 31, 2014.
Asset Management Fees
ARCT III
Until July 1, 2012, the ARCT III Advisor was entitled to an asset management fee of 0.75% per annum from ARCT III equal to the cost of its assets (cost includes the purchase price, acquisition expenses, capital expenditures and other customarily capitalized costs, but excludes acquisition fees) plus costs and expenses incurred by the ARCT III Advisor in providing asset management services. However, the asset management fee was to be reduced by any amounts payable to ARCT III’s property manager as an oversight fee, such that the aggregate of the asset management fee and the oversight fee did not exceed 0.75% per annum of the cost of ARCT III’s assets plus costs and expenses incurred by the ARCT III Advisor in providing asset management services. Prior to July 1, 2012, this fee was payable in monthly installments at the discretion of ARCT III’s board of directors in cash, common stock or restricted stock grants, or any combination thereof. Asset management fees for the year ended December 31, 2013 are included in management fees to affiliates in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2013. These asset management fees for the year ended December 31, 2012 were waived.
Effective July 1, 2012, as payment for asset management fee, ARCT III issued (subject to periodic approval by its board of directors) to the ARCT III Advisor performance-based restricted partnership units of the ARCT III OP designated as “ARCT III Class B units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT III OP’s assets plus all distributions that equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); and (y) a liquidity event had occurred.
The ARCT III Advisor received distributions on unvested ARCT III Class B units equal to the distribution rate received on ARCT III common stock. In 2012, the ARCT III board of directors approved the issuance of 145,022 ARCT III Class B units to the ARCT III Advisor for asset management services it provided. In 2013, the ARCT III board of directors approved issuance of an additional 603,599 ARCT III Class B units to the ARCT III Advisor for asset management services it provided. As of December 31, 2012, ARCT III did not consider achievement of the performance condition to be probable as the shareholder vote for the ARCT III Merger, which would allow vesting of these ARCT III Class B Units, was not completed. The performance condition related to these ARCT III Class B units was satisfied upon the completion of the ARCT III Merger and as a result a $9.4 million expense was recorded during the year ended December 31, 2013. The 748,621 ARCT III Class B units converted into ARCT III OP Units, which converted on a one-to-one basis, into 711,190 OP Units after the application of the ARCT III Exchange Ratio.
In connection with a 60-day extension of the advisory agreement which was executed in order to facilitate the smooth transition of advisory services following the consummation of the ARCT III Merger, the Company incurred and paid additional asset management fees of $2.3 million during 2013. No fees were incurred during the year ended December 31, 2014.
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
The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units at that time. No additional expense was recorded during the year ended December 31, 2014.
Property Management Fees
ARCT III also agreed to pay an affiliate of ARC, unless it contracted with a third party, a property management fee of up to 2% of gross revenues from ARCT III’s stand-alone single-tenant net leased properties and 4% of gross revenues from its multi-tenant properties, plus, in each case, market-based leasing commissions applicable to the geographic location of the property. ARCT III also agreed to reimbursed the affiliate for property level expenses. If ARCT III contracted directly with third parties for such services, it paid them customary market fees and paid the affiliated property manager an oversight fee of up to 1% of the gross revenues of the property managed. Property management fees of $0.8 million are recorded in management fees to affiliates in the accompanying consolidated statements of operations for the year ended December 31, 2013. No property management fees were incurred during the year ended December 31, 2014.
Quarterly Incentive Fee
Prior to the termination of the amended and restated management agreement as a result of internalization, the Company was required to pay the Former Manager a quarterly incentive fee, calculated based on 20% of the excess of annualized core earnings (as defined in the management agreement with the Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were incurred or paid for the years ended December 31, 2014, 2013 or 2012.
General and Administrative Expenses
The Company, ARCT III and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
General and administrative expenses:
Advisory fees and reimbursements	$2,015	$5,602	$826
Equity awards	14,074	97,604	—
Total	$16,089	$103,206	$826

Advisory fees and reimbursements
The Company, ARCT III and ARCT IV agreed to certain fees and reimbursement during the years ended December 31, 2014, 2013, and 2012, to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the years ended December 31, 2014, 2013, and 2012, these expenses totaled $2.0 million, $5.6 million, and $0.8 million, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Equity Awards
Upon consummation of the ARCT III Merger, the Company entered into the OPP with its Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets. The Company recorded an expense of $32.7 million for the valuation of the award through December 31, 2013 and an additional expense of $59.6 million due to the accelerated vesting of the OPP. This total expense of $92.3 million is included in general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2013. Additionally, during the year ended December 31, 2014, $1.6 million was recorded to general and administrative as equity-based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014.
As a result of the ARCT III Merger, certain restricted shares held by employees of affiliates of the Former Manager were fully vested. This expense of $2.0 million is included in general and administrative expense in the accompanying consolidated statement of operations during the year ended December 31, 2013. During the years ended December 31, 2013 and 2012, the Company granted 620,000 and 93,683 restricted share awards to employees of affiliates of the Former Manager as compensation for certain services, respectively. These were three separate grants and the grant date fair values for these issuances were $1.0 million in June 2012, $4.5 million in February 2013 and $4.4 million in July 2013, respectively.
Separately, as a result of the ARCT III Merger and the termination of the Management Agreement with the Former Manager, certain restricted shares held by employees of affiliates of the Former Manager were fully vested. This aggregate expense of $5.3 million is included in general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2013.
During the year ended December 31, 2014, the Company granted 796,075 restricted stock awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who are affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million was recorded in general and administrative expenses in the accompanying consolidated statements of operations.
Indirect Affiliate Expenses
The Company incurred fees and expenses payable to the Company’s affiliates or payable to a third party on behalf of the Company’s affiliates for amenities related to certain buildings, as explained below. These expenses are depicted in the table below for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Indirect affiliate expenses:
Audrain building	$8,724	$68	$—
ANST office build-out	462	—	—
New York (405 Park) office	1,659	—	—
Dresher, PA office	92	—	—
North Carolina office	38	—	—
Total	$10,975	$68	$—

Audrain Building
During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, the Former Manager and its affiliates. The Former Manager requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to ARC Advisory or be paid directly to the contractors and vendors. During the year ended December 31, 2013, the Company paid $27,000 for architectural costs relating to the renovation directly to a third party. During the year ended December 31, 2014, the Company paid $8.7 million for tenant improvements and furniture and fixtures relating to the renovation directly to the third parties.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

In addition, on October 4, 2013, the Company entered into a lease agreement with the subsidiary of ARC Real Estate for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the years ended December 31, 2014 and 2013, the Company incurred and paid $0.3 million and $0.1 million, respectively, for base rent, which was partially offset by $17,000 and $55,000 of rental revenue received from the subtenants during the years ended December 31, 2014 and 2013, respectively.
As a result of findings of the investigation conducted by the Audit Committee, the Company terminated this lease agreement and was reimbursed for the tenant improvement and furniture costs incurred by the Company, totaling $8.5 million, during the year ended December 31, 2014. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.
ANST Office Build-out
During the year ended December 31, 2014, as a result of the Cole Merger, the Company worked to develop a partnership with ANST to better service clients and shareholders more efficiently, as well as create more career opportunities for the employees.  Plans were made to move ANST to part of the Cole Capital office building in 2014. In order to accommodate the ANST employees, the Cole Capital office building was to be remodeled. During the year ended December 31, 2014, the Company paid $0.5 million directly to third parties for leasehold improvements and furniture and fixtures relating to the renovation.
Subsequently, ANST never moved into the building. The Company is considering its options with regard to recovery of such payments, although no decisions have been made at this time. No asset has been recognized in the financial statements related to any potential recovery.
New York (405 Park) Office
During the year ended December 31, 2014, the Company paid $0.6 million to ARC Advisory for rent related to the New York (405 Park) office where certain of the Company’s employees shared office space with an affiliate of the Former Manager. In addition, the Company paid $1.1 million directly to third parties for leasehold improvements and furniture and fixtures. The Company paid no rent or leasehold improvements to ARC related to the New York office during the years ended December 31, 2013 or 2012.
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
Investment from the ARCT IV Special Limited Partner
In connection with the ARCT IV Merger, the ARCT IV Special Limited Partner invested $0.8 million in the ARCT IV OP and was subsequently issued 79,870 OP Units in respect thereof upon the closing of the ARCT III Merger after giving effect to the ARCT III Exchange Ratio. This investment is included in non-controlling interests in the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Investment in an Affiliate of the Former Manager
During the year ended December 31, 2013, the Company invested $10.0 million in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs, and subsequently reinvested dividends totaling $0.1 million in the fund. During the fourth quarter of 2013, the Company sold a portion of such investments with an original cost of $8.5 million at a loss of $0.4 million resulting in a remaining investment of $1.5 million as of December 31, 2013. As of December 31, 2014, the Company sold substantially all of its investment, with a remaining investment value of less than $0.1 million.
Ownership by Affiliates of the Former Manager and Employees of Affiliates of the Former Manager
Certain affiliates of the Former Manager and certain employees of affiliates of the Former Manger own shares of ARCP’s common stock, shares of unvested restricted common stock, OP Units and LTIP Units. As of December 31, 2014 and December 31, 2013, 2.66% and 4.37%, respectively, of the total equity units issued by ARCP and the OP were owned by affiliates of the Former Manager and certain employees of affiliates of the Former Manger.
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, is comprised of the following amounts discussed above (in thousands):

	Year Ended December 31,
	2014	2013
Due to affiliates:
Offering related costs	$—	$220
Merger and other non-routine transactions	—	38,645
Management fees to affiliates	—	4,969
General and administrative	—	59,600
Managed REITs and other	559	—
Total	$559	$103,434
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
In connection with the sale of INAV shares of common stock, the Company receives an asset-based dealer manager fee that is payable in arrears on a monthly basis and accrues daily in an amount equal to (i) 1/365th of 0.55% of the net asset value (“NAV”)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

for Wrap Class shares of common stock (“W Shares”) for such day, (ii) 1/365th of 0.55% of the NAV for Advisor Class shares of common stock (“A Shares”) for such day and (iii) 1/365th of 0.25%of the NAV for Institutional Class shares of common stock (“I Shares”) for such day. The Company, in its sole discretion, may reallow a portion of its dealer-manager fee received on W Shares, A Shares and I Shares to participating broker-dealers. In addition, the Company receives a selling commission on A Shares sold in the primary offering of up to 3.75% of the offering price per share for A Shares. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. The Company also receives an asset-based distribution fee for A Shares that is payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 0.50% of the NAV for A Shares for such day. The Company, in its sole discretion, may reallow a portion of the distribution fee to participating broker-dealers. No selling commissions are paid to the Company or other broker-dealers with respect to W Shares or I Shares or on shares of any class of INAV common stock sold pursuant to INAV’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares, and no distribution fees are paid to the Company or other broker-dealers with respect to W Shares or I Shares.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. The organization and offering expenses incurred by the Company which are subject to reimbursement include costs which are paid to affiliates. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer manager fees, selling commissions and offering reimbursements in the financial results for Cole Capital in Note 5 – Segment Reporting. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of December 31, 2014, the Company had $12.9 million of organization and offering costs paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering. The program development costs are included in deferred costs and other assets, net in the accompanying consolidated unaudited balance sheets.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided to the Managed REITs (as described above) during the period from the Cole Acquisition Date to December 31, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the year ended December 31, 2013.

	Period from the Cole Acquisition Date to December 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,113	$11,534	$(4)	$15,817	$562	$57,022
Selling commissions reallowance expense	29,113	11,534	(4)	15,817	562	57,022
Dealer manager and distribution fee revenue	8,771	3,403	(1)	4,806	555	17,534
Dealer manager fees reallowance expense	4,971	1,794	(1)	2,357	49	9,170
Other expense reimbursement revenue	3,748	3,475	—	4,844	486	12,553
Cole Capital Operating Revenue
The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT. Acquisition and disposition fees and reimbursements, as applicable, are included in transaction service fees in the financial results for Cole Capital in Note 5 – Segment Reporting.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The Company earns advisory and asset and property management fees from certain Managed REITs and other affiliates. In addition, the Company may be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In connection with services provided by the Company related to the origination or refinancing of any debt financing obtained by certain Managed REITs that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company is reimbursed for financing expenses incurred, subject to certain limitations. Advisory fees, asset and property management fees and reimbursements of expenses are included in management fees and reimbursements in the financial results for Cole Capital in Note 5 – Segment Reporting.
The Company recorded fees and expense reimbursements as shown in the table below for services provided primarily to the Managed REITs (as described above) during the period from the Cole Acquisition Date to year ended December 31, 2014 (in thousands). As the Company did not commence operations for Cole Capital until the Cole Acquisition Date, comparative financial data is not presented for the year ended December 31, 2013.

	Period from the Cole Acquisition Date to December 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other
Operations:
Acquisition fee revenue	$35,253	$7,705	4,943	$12,525	$—	$246
Asset management fee revenue	—	—	—	—	—	900
Property management and leasing fee revenue	—	—	—	—	—	877
Operating expense reimbursement revenue	6,574	2,543	2,931	598	448	—
Advisory and performance fee revenue	19,915	629	16,933	1,493	1,936	—
Investment in the Managed REITs
As of December 31, 2014, the Company owned aggregate equity investments of $3.9 million in the Managed REITs, which is included in investment in unconsolidated entities in the accompanying consolidated balance sheet. The table below presents certain information related to the Company’s investments in the Managed REITs as of December 31, 2014 (carrying amount in thousands):

	December 31, 2014
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT IV	0.01%	$131
CCPT V	1.69%	1,888
CCIT	0.01%	74
CCIT II	1.20%	1,644
INAV	0.19%	153
		$3,890
Unconsummated Sale of Cole Capital to RCAP
On October 1, 2014, the Company announced that it had entered into the purchase agreement, pursuant to which RCAP would acquire Cole Capital for at least $700.0 million. As part of the transaction, the Company would be entitled to an earn-out of up to an additional $130.0 million based upon Cole Capital’s 2015 earnings before income taxes, depreciation and amortization. On November 3, 2014, the Company received notice from RCAP purporting to terminate the agreement. On December 4, 2014, the Company issued a press release announcing that it had entered into a settlement agreement with RCAP that resolved their dispute relating to the agreement.
The settlement included: $42.7 million in cash paid by RCAP to the Company; a $15.3 million unsecured note issued by RCAP to the Company; and a release of the Company from its obligation to pay $2.0 million to RCAP for services performed in relation to the 2014 common stock offering. This settlement is included in other income, net in the accompanying consolidated statement of operations. The $42.7 million in cash included a $10.0 million payment already delivered to the Company by RCAP in connection with the Agreement. See Note 9 – Loans Held for Investment for further discussion on the note. In addition, the Company and

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

RCAP have agreed to terminate, unwind or otherwise discontinue all agreements, arrangements and understandings between the two parties and any of their respective subsidiaries.
Due from Affiliates
As of December 31, 2014, $86.1 million was expected to be collected from affiliates, including balances from the Managed REITs lines of credits, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements and was included in due from affiliates on the accompanying consolidated balance sheet. In connection with the Cole Merger, the Company acquired a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCIT II. During the year ended December 31, 2014, the Company entered into a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCPT V. The CCIT II and CCPT V line of credit agreements each bear an interest rate equal to the one-month LIBOR plus 2.20% and mature in January 2015 and March 2015, respectively. In addition, during the year ended December 31, 2014, the Company increased the available borrowings under the revolving lines of credit for both CCPT V and CCIT II to $60.0 million. During the year ended December 31, 2014, CCIT II and CCPT V borrowed $30.0 million and $20.0 million, respectively, on their lines of credit. These amounts remained outstanding as of December 31, 2014 and are included in due from affiliates in the accompanying consolidated balance sheets. No amounts were due from affiliates as of December 31, 2013.
Note 21 – Net Loss Per Share/Unit
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
Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for ARCP for the year ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands, except for share and per share data):

	Year Ended December 31,
	2014	2013	2012
Net loss from continuing operations attributable to the Company	$(977,185)	$(491,466)	$(40,961)
Net loss from discontinued operations attributable to common stockholders	—	(33)	(691)
Net loss attributable to the Company	(977,185)	(491,499)	(41,652)
Less: dividends to preferred shares and participating securities	104,057	3,631	368
Net loss attributable to common stockholders	$(1,081,242)	$(495,130)	$(42,020)

Weighted average number of common shares outstanding - basic and diluted	793,150,098	205,341,431	103,306,366

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(1.36)	$(2.41)	$(0.40)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	$—	$—	$(0.01)
Basic and diluted net loss per share attributable to common stockholders	$(1.36)	$(2.41)	$(0.41)
As of December 31, 2014, 23,763,797 OP Units outstanding, which are convertible to an equal number of shares of its common stock and 2,684,062 shares of unvested restricted stock outstanding were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.
Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit computation for the OP for the year ended December 31, 2014, 2013 and 2012 (dollar amounts in thousands, except for unit and per unit data):

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

	Year Ended December 31,
	2014	2013	2012
Net loss from continuing operations attributable to the Operating Partnership	$(1,010,912)	$(507,781)	$(41,492)
Net loss from discontinued operations attributable to the Operating Partnership	—	(34)	(745)
Net loss attributable to the Operating Partnership	(1,010,912)	(507,815)	(42,237)
Less: dividends to preferred units and participating securities	104,057	3,631	368
Net loss attributable to common unitholders	$(1,114,969)	$(511,446)	$(42,605)

Weighted average number of common shares outstanding - basic and diluted	817,883,937	214,352,289	104,083,222

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(1.36)	$(2.39)	$(0.40)
Basic and diluted net loss from discontinued operations per unit attributable to common unitholders	$—	$—	$(0.01)
Basic and diluted net loss per unit attributable to common unitholders	$(1.36)	$(2.39)	$(0.41)
As of December 31, 2014, 2,684,062 shares of unvested restricted units outstanding were excluded from the calculation of diluted net loss per unit as the effect would have been anti-dilutive.
Note 22 – Property Dispositions
During the year ended December 31, 2014, the Company disposed of 45 single-tenant properties, 65 multi-tenant properties, and one billboard for an aggregate gross sales price of $2.1 billion (the “2014 Property Dispositions”). There were no properties disposed of during the year ended December 31, 2013. No disposition fees were paid to affiliates in connection with the sale of the 2014 Property Dispositions and the Company has no continuing involvement with these properties. As of December 31, 2014, two properties were classified as held for sale. As of December 31, 2013, the Company classified one property as held for sale, which has been presented as discontinued operations on the Company’s consolidated statements of operations.
Multi-tenant Shopping Center Portfolio Sale
On June 11, 2014, the OP, through indirect subsidiaries, entered into an agreement of purchase and sale with (the “Blackstone/DDR Joint Venture”), a joint venture between Blackstone and DDR Corp., by which the Blackstone/DDR Joint Venture agreed to purchase 67 multi-tenant properties and nine single-tenant properties and the adjacent land and related properties. The properties to be sold pursuant to such agreement were the same properties that the Company had previously intended to spin off into an externally managed, NASDAQ-traded REIT, American Realty Capital Centers, Inc. In light of the Company’s entry into such agreement, it abandoned its previously contemplated spin-off.
On October 17, 2014, the Company completed the final sale of a portfolio consisting of 64 multi-tenant properties and seven single-tenant properties (the “Multi-tenant Portfolio”) to the Blackstone/DDR Joint Venture for $1.9 billion to the Joint Venture Blackstone and DDR. Additionally, the Company entered into a letter of intent with an unrelated third party to sell five multi-tenant properties for $52.3 million bringing total expected sale proceeds to $2.0 billion. The transaction aimed to simplify the Company’s business model, allowing it to focus solely on its single-tenant, net lease investments. The disposition to Blackstone and DDR provided $1.3 billion of net proceeds, of which $1.2 billion were used to reduce the Company’s leverage by paying down the Company’s line of credit. In connection with the sale, $542.8 million of secured mortgage debt was either repaid or assumed by the Blackstone/DDR Joint Venture, providing the Company with $1.3 billion in net proceeds and resulting in a net loss on sale of $262.0 million, which includes the write-off of $195.5 million of goodwill allocated to the cost basis of the Multi-tenant Portfolio.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The following table summarizes the operating income from continued operations of the Multi-Tenant Portfolio for the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Total revenue	$122,522	$—
Total expenses	(123,776)	—
Income from assets held for sale	$(1,254)	$—
Note 23 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS. However, the General Partner, including its TRS, and the Operating Partnership are still subject to certain state and local income taxes in the various jurisdictions in which they operate.
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a benefit of $40.6 million for the year ended December 31, 2014, which is included in other income, net in the accompanying consolidated statement of operations. No provision or benefit for income taxes was recognized for the year ended December 31, 2013 as the Company did not commence operations for Cole Capital until the Cole Acquisition Date. The difference in the benefit from income taxes reflected in the consolidated statements of operations as compared to the benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.
The components of the benefit from income taxes for the year ended December 31, 2014 are as follows:

Current
Federal	$6,305
State	948
Total	7,253

Deferred
Federal	28,968
State	4,356
Total	33,324

Total benefit from income taxes	$40,577
The components of the net deferred tax assets (liabilities) as of December 31, 2014, which are included in the accompanying consolidated balance sheet as follows:

Intangible assets	$(55,910)
Accrued compensation	4,038
Fixed assets	(5,513)
Program development costs	5,014
Equity-based compensation	1,965
Deferred lease liability	146
Accrued rent	174
Total net deferred tax liability	$(50,086)
The REI segment recognized state income and franchise tax expense during the years ended December 31, 2014 and 2013 of $7.3 million and $2.2 million, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

The Company had no unrecognized tax benefits as of or during the year ended December 31, 2014 and 2013. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various Canadian jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2010.
Note 24 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 for ARCP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$321,154	$382,178	$457,118	$418,807
Net loss attributable to the Company	(291,444)	(54,720)	(280,398)	(350,623)
Less: dividends to preferred shares and participating securities	23,432	23,291	37,643	19,691
Net loss attributable to the common stockholders	$(314,876)	$(78,011)	$(318,041)	$(370,314)

Weighted-average shares outstanding - basic and diluted	547,470,457	815,406,408	902,096,102	902,528,464

Basic and diluted net loss per share attributable to common stockholders (1)	$(0.58)	$(0.10)	$(0.35)	$(0.41)
_______________________________________________

(1)
The sum of the quarterly net loss per share amounts do not agree to the full year net loss per share amounts. We calculate net loss per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 for the OP (in thousands, except unit and per unit amounts):

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$321,154	$382,178	$457,118	$418,807
Net loss attributable to the unitholders	(305,648)	(56,870)	(288,202)	(360,038)
Less: dividends to preferred units and participating securities	23,432	23,291	37,643	19,691
Net loss attributable to the unitholders	$(329,080)	$(80,161)	$(325,845)	$(379,729)

Weighted-average units outstanding - basic and diluted	572,457,009	840,184,663	926,801,361	926,999,843

Basic and diluted net loss per unit attributable to common unitholders (1)	$(0.57)	$(0.10)	$(0.35)	$(0.41)
_______________________________________________

(1)
The sum of the quarterly net loss per unit amounts do not agree to the full year net loss per unit amounts. We calculate net loss per unit based on the weighted-average number of outstanding unit during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2013 for ARCP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$42,897	$54,945	$95,255	$136,226
Net loss attributable to the Company	(143,880)	(69,603)	(80,201)	(197,815)
Less: dividends to preferred shares and participating securities	193	233	199	3,006
Net loss attributable to the common stockholders	$(144,073)	$(69,836)	$(80,400)	$(200,821)

Weighted-average shares outstanding - basic and diluted	167,847,516	198,956,355	221,707,934	231,969,433

Basic and diluted net loss per share attributable to common stockholders (1)	$(0.86)	$(0.35)	$(0.36)	$(0.87)
_______________________________________________

(1)
The sum of the quarterly net loss per share amounts do not agree to the full year net loss per share amounts. We calculate net loss per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2013 for the OP (in thousands, except unit and per unit amounts):

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$42,235	$54,945	$95,255	$136,226
Net loss from continuing operations attributable to unitholders	(145,937)	(72,311)	(83,450)	(206,083)
Net (loss) income from discontinued operations attributable to unitholders	(2)	36	96	(150)
Net loss attributable to the unitholders	(145,939)	(72,275)	(83,354)	(206,233)
Less: dividends to preferred shares and participating securities	193	233	199	3,006
Net loss attributable to the unitholders	$(146,132)	$(72,508)	$(83,553)	$(209,239)

Weighted-average units outstanding - basic and diluted	172,351,898	209,408,106	231,682,236	242,467,964

Basic and diluted net loss per unit attributable to common unitholders (1)	$(0.85)	$(0.35)	$(0.36)	$(0.86)
_______________________________________________

(1)
The sum of the quarterly net loss per unit amounts do not agree to the full year net loss per unit amounts. We calculate net loss per unit based on the weighted-average number of outstanding unit during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Note 25 – Subsequent Events
The following events occurred subsequent to December 31, 2014:
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from December 31, 2014 to March 27, 2015 (dollar amounts and square footage in thousands):

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 – (Continued)

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – December 31, 2014	4,648	103,149	$17,849,621
Acquisitions, net of disposals	5	(1,137)	(286,112)
Total portfolio – March 27, 2015	4,653	102,012	$17,563,509
____________________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.
Agreement in Principle with Senior Noteholder Group; Receipt of Notice of Default from Trustee for Convertible Notes
On January 22, 2015, the Company announced that it had entered into an agreement in principle with an ad hoc group of holders (the “Senior Noteholder Group”), which the Company had been advised then represented a majority of the aggregate principal amounts outstanding of each of the 2.00% senior notes due 2017, the 3.00% senior notes due 2019 and the 4.60% senior notes due 2024, which, in each case, were issued by the OP, of which the Company is the sole general partner, and guaranteed by the Company under an Indenture, dated February 6, 2014 (the “Indenture”), by and among the OP, U.S. Bank National Association, as trustee, and the guarantors named therein. Pursuant to such agreement, the Senior Noteholder Group agreed not to issue a notice of default, prior to March 3, 2015, for the Company’s failure to timely deliver a 10-Q for the third quarter of 2014 (the “Third Quarter 10-Q”) containing financial information required to be included therein in respect of the OP, which is required to be delivered pursuant to the terms of the Indenture. In exchange, the Company agreed to sign a confidentiality agreement with the Senior Noteholder Group’s counsel and pay reasonable and documented fees and out-of-pocket expenses of such counsel up to $300,000. Furthermore, the parties agreed that in the event a notice of default related to our failure to timely deliver such third quarter 2014 financial statements is issued by the senior noteholders on or after March 3, 2015, the 60 day cure period set forth in the Indenture would be reduced by one day for each day after January 19, 2015 that such notice of default is given. Such agreement was subsequently definitively documented and a supplement to the Indenture was entered into on February 9, 2015. The agreement was reached after the ad hoc group organized recently and directed counsel to the Senior Noteholder Group to engage in discussions with the Company regarding the terms of a possible resolution in response to our failure to timely deliver such third quarter 2014 financial information regarding the OP. The Company and the OP filed the Third Quarter 10-Q containing the required financial information with the SEC on March 2, 2015.
The Company announced on January 22, 2015 that it received at its Phoenix, Arizona corporate office notice (the “Notice”) from the trustee under the indentures (the “Convertible Indentures”) governing each of the 2018 Notes and the 2020 Notes (collectively, the “Convertible Notes”) of the Company’s failure to timely deliver our Third Quarter 10-Q, which was required to be delivered pursuant to the terms of the Convertible Indentures. Subsequent to the Company’s announcement, the Company learned that it also received the Notice on January 16, 2015, at an address in New York City that was formerly the Company’s principal place of business. Pursuant to the terms of the Convertible Indentures, the Company had 60 days following its receipt of a notice of default to deliver the required financial statements, after which such failure would become an event of default under each of the Convertible Indentures.
Management and Board of Directors Changes
On March 10, 2015, the Company’s board of directors appointed Glenn J. Rufrano to serve as the Company’s new Chief Executive Officer and a director, effective April 1, 2015. Additionally, effective April 1, 2015, with the departure of two directors and subject to the board of directors’ recruitment process, the board of directors will consist of Mr. Rufrano, William G. Stanley, Thomas A. Andruskevich and Bruce D. Frank. The board of directors is in the process of recruiting a non-executive Chairman of the Board and two other new independent directors. Mr. Stanley will continue to serve as Interim Chairman of the Board until the appointment of the new non-executive Chairman of the Board.

Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
24 Hour Fitness	Woodlands	TX	$—	$2,690	$7,463	$—	$10,153	$754	9/24/2013	2002
7-Eleven	Sarasota	FL	—	1,312	1,312	—	2,624	157	11/19/2012	2000
7-Eleven	Gloucester	VA	—	144	578	—	722	66	12/24/2012	1985
7-Eleven	Hampton	VA	—	69	624	—	693	72	12/24/2012	1986
7-Eleven	Hampton	VA	—	161	644	—	805	74	12/24/2012	1959
AAA	Oklahoma City	OK	—	3,638	32,567	—	36,205	1,443	2/7/2014	2009
Aaron Rents	Oneonta	AL	613	205	1,080	—	1,285	53	2/7/2014	2008
Aaron Rents	Oxford	AL	—	278	748	—	1,026	34	2/7/2014	1989
Aaron Rents	Valley	AL	409	141	827	—	968	38	2/7/2014	2009
Aaron Rents	El Dorado	AR	—	238	743	—	981	38	2/7/2014	2000
Aaron Rents	Springdale	AR	624	513	916	—	1,429	46	2/7/2014	2009
Aaron Rents	Auburndale	FL	2,646	1,351	5,127	—	6,478	246	2/7/2014	2009
Aaron Rents	Pensacola	FL	—	159	924	—	1,083	43	2/7/2014	1979
Aaron Rents	Statesboro	GA	—	351	1,163	—	1,514	55	2/7/2014	2008
Aaron Rents	Indianapolis	IN	—	235	1,071	—	1,306	49	2/7/2014	1998
Aaron Rents	Lafayette	IN	549	404	652	—	1,056	37	2/7/2014	1989
Aaron Rents	Mansura	LA	—	81	497	—	578	26	2/7/2014	2000
Aaron Rents	Minden	LA	—	323	1,043	—	1,366	58	2/7/2014	2008
Aaron Rents	Battle Creek	MI	—	286	843	—	1,129	40	2/7/2014	1995
Aaron Rents	Benton Harbor	MI	—	217	924	—	1,141	44	2/7/2014	1997
Aaron Rents	Redford	MI	434	125	698	—	823	38	2/7/2014	1972
Aaron Rents	Kennett	MO	319	203	473	—	676	25	2/7/2014	1999
Aaron Rents	Greenwood	MS	—	156	967	—	1,123	48	2/19/2014	2006
Aaron Rents	Magnolia	MS	1,472	287	2,791	—	3,078	123	2/7/2014	2000
Aaron Rents	Charlotte	NC	579	308	1,201	—	1,509	54	2/7/2014	1994
Aaron Rents	Bowling Green	OH	564	326	928	—	1,254	47	2/7/2014	2009
Aaron Rents	Kent	OH	614	245	1,080	—	1,325	56	2/7/2014	1999
Aaron Rents	North Olmsted	OH	449	218	753	—	971	40	2/7/2014	1960

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Aaron Rents	Shawnee	OK	—	303	1,135	—	1,438	56	2/7/2014	2008
Aaron Rents	Bloomsburg	PA	400	224	856	—	1,080	39	2/7/2014	1996
Aaron Rents	Meadville	PA	—	237	1,224	—	1,461	58	2/7/2014	1994
Aaron Rents	Columbia	SC	—	575	1,010	—	1,585	47	2/7/2014	1977
Aaron Rents	Marion	SC	319	100	685	—	785	32	2/7/2014	2008
Aaron Rents	Chattanooga	TN	—	480	1,075	—	1,555	45	2/7/2014	1989
Aaron Rents	Copperas Cove	TX	—	423	1,341	—	1,764	62	2/7/2014	2007
Aaron Rents	Haltom City	TX	—	858	1,024	—	1,882	52	2/7/2014	2008
Aaron Rents	Humble	TX	—	548	1,146	—	1,694	54	2/7/2014	2008
Aaron Rents	Killeen	TX	—	815	3,244	—	4,059	151	2/7/2014	1981
Aaron Rents	Kingsville	TX	599	345	1,040	—	1,385	48	2/7/2014	2009
Aaron Rents	Livingston	TX	—	173	1,498	—	1,671	70	2/7/2014	2008
Aaron Rents	Mexia	TX	—	126	1,186	—	1,312	56	2/7/2014	2007
Aaron Rents	Mission	TX	549	324	954	—	1,278	44	2/7/2014	2009
Aaron Rents	Odessa	TX	—	99	768	—	867	37	2/7/2014	2006
Aaron Rents	Pasadena	TX	—	444	1,231	—	1,675	58	2/7/2014	2009
Aaron Rents	Port Lavaca	TX	—	160	1,274	—	1,434	60	2/7/2014	2007
Aaron Rents	Texas City	TX	—	275	2,156	—	2,431	100	2/7/2014	2008
Aaron Rents	Richmond	VA	—	508	1,435	—	1,943	76	2/7/2014	1988
Abbott Laboratories	Waukegan	IL	—	4,734	21,319	—	26,053	1,304	11/5/2013	1980
Abbott Laboratories	Columbus	OH	—	800	11,385	—	12,185	821	11/5/2013	1980
Abuelo's	Rogers	AR	—	825	2,296	—	3,121	203	6/27/2013	2003
Academy Sports	Mobile	AL	—	1,311	7,431	—	8,742	402	11/1/2013	2012
Academy Sports	Montgomery	AL	—	1,869	6,385	—	8,254	324	2/7/2014	2009
Academy Sports	Fayetteville	AR	7,290	1,900	7,601	—	9,501	1,090	12/28/2012	2012
Academy Sports	Dalton	GA	4,965	998	5,656	—	6,654	745	2/20/2013	2012
Academy Sports	Bossier City	LA	—	2,906	6,555	—	9,461	305	2/7/2014	2008
Academy Sports	Smyrna	TN	—	2,109	8,434	—	10,543	456	11/1/2013	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Academy Sports	Austin	TX	5,044	4,216	8,755	—	12,971	347	2/7/2014	1988
Academy Sports	Fort Worth	TX	—	2,072	8,329	—	10,401	334	2/7/2014	2009
Academy Sports	Killeen	TX	3,320	2,779	5,321	—	8,100	227	2/7/2014	2009
Academy Sports	Laredo	TX	—	2,782	8,111	—	10,893	338	2/7/2014	2008
Advance Auto Parts	Birmingham	AL	—	455	373	—	828	39	2/28/2013	1997
Advance Auto Parts	Birmingham	AL	—	330	494	—	824	52	2/28/2013	1999
Advance Auto Parts	Calera	AL	—	723	723	—	1,446	83	12/27/2012	2008
Advance Auto Parts	Dothan	AL	—	326	326	—	652	37	12/31/2012	1997
Advance Auto Parts	Enterprise	AL	—	280	420	—	700	48	12/31/2012	1995
Advance Auto Parts	Opelika	AL	—	289	1,156	—	1,445	111	4/24/2013	2013
Advance Auto Parts	Brooklyn	CT	—	324	1,429	—	1,753	9	11/7/2014	2006
Advance Auto Parts	Bonita Springs	FL	1,561	1,219	1,552	—	2,771	78	2/7/2014	2007
Advance Auto Parts	Lehigh Acres	FL	1,425	379	2,016	—	2,395	92	2/7/2014	2008
Advance Auto Parts	Albany	GA	—	210	629	—	839	72	12/31/2012	1995
Advance Auto Parts	Cairo	GA	—	140	326	—	466	37	12/31/2012	1993
Advance Auto Parts	Hazlehurst	GA	—	113	451	—	564	52	12/31/2012	1998
Advance Auto Parts	Hinesville	GA	—	352	430	—	782	49	12/31/2012	1994
Advance Auto Parts	Perry	GA	—	209	487	—	696	56	12/31/2012	1994
Advance Auto Parts	Thomasville	GA	—	251	377	—	628	43	12/31/2012	1997
Advance Auto Parts	Auburn	IN	802	337	1,347	—	1,684	211	3/29/2012	2007
Advance Auto Parts	Bedford	IN	760	100	1,386	—	1,486	62	2/7/2014	2007
Advance Auto Parts	Clinton	IN	—	182	729	—	911	63	6/5/2013	2004
Advance Auto Parts	Fort Wayne	IN	—	193	450	—	643	47	2/28/2013	1998
Advance Auto Parts	Fort Wayne	IN	—	200	371	—	571	39	2/28/2013	1998
Advance Auto Parts	Franklin	IN	738	511	1,256	—	1,767	55	2/7/2014	2010
Advance Auto Parts	Mishawaka	IN	—	429	1,373	—	1,802	61	2/7/2014	2007
Advance Auto Parts	Richmond	IN	—	377	1,616	—	1,993	71	2/7/2014	2007
Advance Auto Parts	Salina	KS	—	195	782	—	977	75	4/30/2013	2006

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Advance Auto Parts	Barbourville	KY	—	194	1,098	—	1,292	105	4/15/2013	2006
Advance Auto Parts	Bardstown	KY	—	272	1,090	—	1,362	125	12/10/2012	2005
Advance Auto Parts	Brandenburg	KY	—	186	742	—	928	85	12/10/2012	2005
Advance Auto Parts	Crestwood	KY	1,030	400	1,546	—	1,946	67	2/7/2014	2009
Advance Auto Parts	Florence	KY	—	550	1,280	—	1,830	59	2/7/2014	2008
Advance Auto Parts	Frankfort	KY	—	833	1,034	—	1,867	46	2/7/2014	2007
Advance Auto Parts	Georgetown	KY	—	510	1,323	—	1,833	56	2/7/2014	2007
Advance Auto Parts	Hardinsburg	KY	—	94	845	—	939	97	12/10/2012	2007
Advance Auto Parts	Inez	KY	—	130	1,174	—	1,304	157	8/22/2012	2010
Advance Auto Parts	Leitchfield	KY	—	104	939	—	1,043	108	12/10/2012	2005
Advance Auto Parts	Louisville	KY	740	336	1,289	—	1,625	56	2/7/2014	2009
Advance Auto Parts	West Liberty	KY	—	249	996	—	1,245	96	4/15/2013	2006
Advance Auto Parts	Rayne	LA	—	122	490	—	612	45	5/21/2013	2000
Advance Auto Parts	Brownstown	MI	—	482	1,760	—	2,242	77	2/7/2014	2008
Advance Auto Parts	Caro	MI	—	117	665	—	782	117	11/23/2011	2002
Advance Auto Parts	Charlotte	MI	—	123	697	—	820	122	11/23/2011	2002
Advance Auto Parts	Flint	MI	—	133	534	—	667	94	11/23/2011	2002
Advance Auto Parts	Grand Rapids	MI	657	368	1,296	—	1,664	55	2/7/2014	2008
Advance Auto Parts	Howell	MI	830	439	1,471	—	1,910	64	2/7/2014	2008
Advance Auto Parts	Livonia	MI	—	210	643	—	853	109	12/12/2011	2003
Advance Auto Parts	Manistee	MI	—	348	1,043	—	1,391	100	4/15/2013	2007
Advance Auto Parts	Monroe	MI	—	548	1,434	—	1,982	63	2/7/2014	2007
Advance Auto Parts	Romulus	MI	—	422	1,568	—	1,990	71	2/7/2014	2007
Advance Auto Parts	Sault Ste. Marie	MI	—	75	671	—	746	118	11/23/2011	2003
Advance Auto Parts	South Lyon	MI	—	402	1,607	—	2,009	70	2/7/2014	2008
Advance Auto Parts	Tecumseh	MI	—	281	1,214	—	1,495	39	5/27/2014	2009
Advance Auto Parts	Washington Twnshp	MI	—	645	1,711	—	2,356	76	2/7/2014	2008
Advance Auto Parts	Ypsilanti	MI	—	85	483	—	568	85	11/23/2011	2002

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Advance Auto Parts	Tupelo	MS	—	258	427	—	685	25	2/20/2014	1998
Advance Auto Parts	Candler	NC	—	399	1,202	—	1,601	54	2/7/2014	2012
Advance Auto Parts	Charlotte	NC	—	723	883	—	1,606	41	2/7/2014	2001
Advance Auto Parts	Eden	NC	—	320	746	—	1,066	61	7/16/2013	2004
Advance Auto Parts	Granite Falls	NC	—	251	1,005	—	1,256	134	8/9/2012	2010
Advance Auto Parts	Rocky Mount	NC	—	348	836	—	1,184	44	2/21/2014	2005
Advance Auto Parts	Lakewood	NJ	—	750	1,750	—	2,500	233	8/22/2012	2010
Advance Auto Parts	Woodbury	NJ	—	446	1,784	—	2,230	255	6/20/2012	2007
Advance Auto Parts	Bethel	OH	730	234	1,305	—	1,539	58	2/7/2014	2008
Advance Auto Parts	Canton	OH	660	443	1,206	—	1,649	57	2/7/2014	2008
Advance Auto Parts	Dayton	OH	—	470	1,349	—	1,819	62	2/7/2014	2007
Advance Auto Parts	Delaware	OH	730	502	1,274	—	1,776	58	2/7/2014	2008
Advance Auto Parts	Eaton	OH	—	157	471	—	628	41	6/13/2013	1987
Advance Auto Parts	Franklin	OH	—	218	873	—	1,091	116	8/9/2012	1984
Advance Auto Parts	Holland	OH	668	131	1,453	—	1,584	64	2/7/2014	2008
Advance Auto Parts	Massillon	OH	—	218	1,987	—	2,205	89	2/7/2014	2007
Advance Auto Parts	Salem	OH	660	267	1,147	—	1,414	51	2/7/2014	2009
Advance Auto Parts	Springfield	OH	—	461	1,075	—	1,536	123	12/31/2012	2005
Advance Auto Parts	Toledo	OH	639	116	1,375	—	1,491	60	2/7/2014	2009
Advance Auto Parts	Twinsburg	OH	639	486	1,004	—	1,490	46	2/7/2014	2009
Advance Auto Parts	Van Wert	OH	—	33	630	—	663	55	6/13/2013	1995
Advance Auto Parts	Vermilion	OH	—	337	1,079	—	1,416	51	2/7/2014	2006
Advance Auto Parts	Warren	OH	405	83	745	—	828	113	4/12/2012	2003
Advance Auto Parts	Oklahoma City	OK	—	208	1,178	—	1,386	157	8/9/2012	2007
Advance Auto Parts	Sapulpa	OK	704	362	1,300	—	1,662	55	2/7/2014	2007
Advance Auto Parts	Chambersburg	PA	—	553	830	—	1,383	87	2/28/2013	1997
Advance Auto Parts	Selinsgrove	PA	—	99	891	—	990	77	6/3/2013	2003
Advance Auto Parts	Titusville	PA	—	207	1,172	—	1,379	134	12/12/2012	2010

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Advance Auto Parts	Chapin	SC	—	395	922	—	1,317	132	6/20/2012	2007
Advance Auto Parts	Chesterfield	SC	—	131	745	—	876	106	6/27/2012	2008
Advance Auto Parts	Greenwood	SC	411	210	630	—	840	99	3/9/2012	1995
Advance Auto Parts	Rock Hill	SC	—	506	915	—	1,421	41	2/7/2014	1995
Advance Auto Parts	Sweetwater	TN	—	360	839	—	1,199	100	11/29/2012	2006
Advance Auto Parts	Alton	TX	—	169	958	—	1,127	119	10/18/2012	2006
Advance Auto Parts	Deer Park	TX	—	295	1,507	—	1,802	65	2/7/2014	2008
Advance Auto Parts	Houston	TX	800	343	1,029	—	1,372	190	9/30/2011	2006
Advance Auto Parts	Houston	TX	800	248	991	—	1,239	183	9/30/2011	2006
Advance Auto Parts	Houston	TX	—	837	685	—	1,522	91	8/21/2012	2007
Advance Auto Parts	Houston	TX	—	285	1,405	—	1,690	61	2/7/2014	2006
Advance Auto Parts	Houston	TX	—	225	1,293	—	1,518	56	2/7/2014	2008
Advance Auto Parts	Houston	TX	—	189	1,666	—	1,855	71	2/7/2014	2008
Advance Auto Parts	Humble	TX	—	420	1,404	—	1,824	61	2/7/2014	2007
Advance Auto Parts	Huntsville	TX	—	327	1,278	—	1,605	55	2/7/2014	2008
Advance Auto Parts	Kingwood	TX	—	419	1,392	—	1,811	60	2/7/2014	2009
Advance Auto Parts	Lubbock	TX	—	265	1,259	—	1,524	55	2/7/2014	2008
Advance Auto Parts	Pasadena	TX	—	382	1,146	—	1,528	158	7/6/2012	2008
Advance Auto Parts	Spring	TX	—	388	1,616	—	2,004	66	2/7/2014	2007
Advance Auto Parts	Webster	TX	—	385	1,452	—	1,837	63	2/7/2014	2008
Advance Auto Parts	Appleton	WI	—	498	1,228	—	1,726	56	2/7/2014	2007
Advance Auto Parts	Fort Atkinson	WI	—	353	824	—	1,177	64	8/26/2013	2004
Advance Auto Parts	Janesville	WI	939	299	1,695	—	1,994	75	2/7/2014	2007
Advance Auto Parts	Kenosha	WI	—	569	465	—	1,034	47	3/13/2013	2004
Advance Auto Parts	Milwaukee	WI	—	610	1,473	—	2,083	65	2/7/2014	2008
Advance Auto Parts	St. Mary's	WV	—	309	928	—	1,237	106	12/28/2012	2007

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Aetna Life Insurance	Fresno	CA	16,043	3,405	22,343	—	25,748	1,400	11/5/2013	1969
AGCO	Duluth	GA	8,600	3,503	14,842	—	18,345	559	2/7/2014	1999
Albertson's	Lake Havasu City	AZ	3,552	1,275	5,396	—	6,671	278	2/7/2014	2003
Albertson's	Mesa	AZ	3,034	1,944	4,145	—	6,089	206	2/7/2014	1997
Albertson's	Phoenix	AZ	3,500	2,456	4,628	—	7,084	228	2/7/2014	1998
Albertson's	Scottsdale	AZ	5,672	2,872	7,943	—	10,815	394	2/7/2014	1991
Albertson's	Tucson	AZ	5,430	2,710	7,704	—	10,414	384	2/7/2014	2000
Albertson's	Tucson	AZ	2,721	1,642	3,587	—	5,229	184	2/7/2014	1994
Albertson's	Yuma	AZ	4,395	1,574	6,452	—	8,026	323	2/7/2014	2003
Albertson's	Denver	CO	3,840	2,058	5,286	—	7,344	257	2/7/2014	2002
Albertson's	Durango	CO	3,770	3,520	3,404	—	6,924	178	2/7/2014	1993
Albertson's	Fort Collins	CO	4,328	1,288	6,612	—	7,900	326	2/7/2014	1996
Albertson's	Alexandria	LA	4,110	1,423	6,024	—	7,447	310	2/7/2014	1990
Albertson's	Baton Rouge	LA	4,731	1,711	7,061	—	8,772	359	2/7/2014	1991
Albertson's	Baton Rouge	LA	3,931	1,681	5,673	—	7,354	290	2/7/2014	1992
Albertson's	Baton Rouge	LA	5,425	1,932	7,836	—	9,768	404	2/7/2014	1985
Albertson's	Bossier City	LA	3,599	1,949	5,125	—	7,074	255	2/7/2014	1988
Albertson's	Lafayette	LA	5,380	1,556	7,926	—	9,482	413	2/7/2014	2000
Albertson's	Albuquerque	NM	4,500	2,834	3,682	—	6,516	251	2/7/2014	1997
Albertson's	Albuquerque	NM	4,410	2,950	3,388	—	6,338	236	2/7/2014	1978
Albertson's	Clovis	NM	3,927	769	4,865	—	5,634	283	2/7/2014	1984
Albertson's	Farmington	NM	2,566	1,442	2,505	—	3,947	160	2/7/2014	2002
Albertson's	Las Cruces	NM	—	1,588	5,719	—	7,307	358	2/7/2014	1997
Albertson's	Los Lunas	NM	4,083	1,105	4,770	—	5,875	287	2/7/2014	1991
Albertson's	Silver City	NM	3,560	591	3,824	—	4,415	248	2/7/2014	1982
Albertson's	Abilene	TX	3,981	1,187	6,373	—	7,560	314	2/7/2014	1984
Albertson's	Arlington	TX	4,206	1,714	6,560	—	8,274	323	2/7/2014	2002
Albertson's	EL Paso	TX	4,438	1,375	6,447	—	7,822	329	2/7/2014	1978

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Albertson's	Fort Worth	TX	3,553	2,146	4,678	—	6,824	243	2/7/2014	2000
Albertson's	Fort Worth	TX	4,740	1,833	7,311	—	9,144	355	2/7/2014	2004
Albertson's	Fort Worth	TX	3,149	1,833	4,528	—	6,361	227	2/7/2014	2002
Albertson's	Fort Worth	TX	3,840	1,174	6,255	—	7,429	298	2/7/2014	1988
Albertson's	Midland	TX	5,640	1,002	9,885	—	10,887	479	2/7/2014	1984
Albertson's	Odessa	TX	5,080	947	8,867	—	9,814	424	2/7/2014	1985
Albertson's	Weatherford	TX	3,934	1,820	5,771	—	7,591	289	2/7/2014	2001
Ale House	Orlando	FL	—	270	3,668	—	3,938	307	6/27/2013	1995
Ale House	Orlando	FL	—	290	3,647	—	3,937	305	6/27/2013	1995
Ale House	St. Petersburg	FL	—	930	3,116	—	4,046	261	6/27/2013	1995
Aliberto's Mexican Food	Holbrook	AZ	—	32	96	—	128	8	6/27/2013	1981
Allied Oil & Gas	Pleasanton	TX	—	328	4,804	—	5,132	67	9/25/2014	2014
Allied Power Group	Houston	TX	—	1,659	13,161	—	14,820	493	6/12/2014	2009
Allstate Insurance	Charlotte	NC	18,518	5,106	13,270	—	18,376	—	11/5/2013	1973
Allstate Insurance	Roanoke	VA	19,715	1,182	4,819	—	6,001	—	11/5/2013	1970
Amazon	West Columbia	SC	—	3,112	53,103	—	56,215	2,237	2/7/2014	2012
Amazon	Charleston	TN	38,500	2,678	50,880	—	53,558	2,120	2/7/2014	2011
Amazon	Chattanooga	TN	40,800	1,995	54,332	—	56,327	2,318	2/7/2014	2011
Amcor Rigid Plastics USA, Inc	Alhambra	CA	—	7,143	8,730	—	15,873	1,043	1/24/2013	1966
AMEC plc	Houston	TX	—	2,524	30,398	—	32,922	1,721	11/5/2013	1998
Amega West	West Alexander	PA	—	117	1,787	—	1,904	46	6/12/2014	2010
Amega West	Midland	TX	—	591	379	—	970	10	6/12/2014	1979
Ameriprise	Ashwaubenon	WI	10,998	751	14,260	—	15,011	1,347	1/25/2013	2000
AON	Glenview	IL	52,594	14,014	73,359	5	87,378	4,491	11/5/2013	1975
AON	Lincolnshire	IL	92,517	5,336	124,777	—	130,113	14,168	11/16/2012	1998
APL Logistics, Inc.	Coloma	MI	10,017	1,929	9,319	—	11,248	787	2/21/2014	1965
Apollo Group	Phoenix	AZ	—	16,896	142,208	—	159,104	5,270	2/7/2014	2008
Apple Market	St. Joseph	MO	—	639	1,638	—	2,277	67	3/28/2014	1981

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Applebee's	Auburn	AL	—	1,155	1,732	—	2,887	150	7/31/2013	1993
Applebee's	Oxford	AL	—	1,162	2,157	—	3,319	170	8/30/2013	1995
Applebee's	Phenix City	AL	—	1,488	2,232	—	3,720	194	7/31/2013	1999
Applebee's	West Memphis	AR	—	388	1,536	—	1,924	80	2/7/2014	2006
Applebee's	Arvada	CO	—	754	1,760	—	2,514	153	7/31/2013	1996
Applebee's	Brighton	CO	—	657	1,972	—	2,629	171	7/31/2013	1998
Applebee's	Colorado Springs	CO	—	499	1,996	—	2,495	173	7/31/2013	1995
Applebee's	Colorado Springs	CO	—	629	1,888	—	2,517	164	7/31/2013	1994
Applebee's	Greeley	CO	—	559	2,235	—	2,794	194	7/31/2013	1995
Applebee's	Northglenn	CO	—	578	1,734	—	2,312	150	7/31/2013	1993
Applebee's	Pueblo	CO	—	752	2,257	—	3,009	185	8/30/2013	1998
Applebee's	Pueblo	CO	—	960	2,879	—	3,839	250	7/31/2013	1998
Applebee's	Thornton	CO	—	681	2,043	—	2,724	167	8/30/2013	1994
Applebee's	Bradenton	FL	—	2,475	3,713	—	6,188	322	7/31/2013	1994
Applebee's	Brandon	FL	—	2,453	3,647	—	6,100	322	6/27/2013	1997
Applebee's	Crestview	FL	—	943	1,752	—	2,695	152	7/31/2013	2000
Applebee's	Crystal River	FL	—	1,328	2,467	—	3,795	214	7/31/2013	2001
Applebee's	Davenport	FL	—	1,506	4,517	—	6,023	392	7/31/2013	2007
Applebee's	Inverness	FL	—	1,977	2,965	—	4,942	257	7/31/2013	2000
Applebee's	Lakeland	FL	—	1,283	2,383	—	3,666	207	7/31/2013	1997
Applebee's	Lakeland	FL	—	1,959	3,638	—	5,597	316	7/31/2013	2000
Applebee's	Largo	FL	—	2,334	3,501	—	5,835	304	7/31/2013	1995
Applebee's	New Port Richey	FL	—	1,695	3,147	—	4,842	273	7/31/2013	1998
Applebee's	Plant City	FL	—	2,079	2,869	—	4,948	254	6/27/2013	2001
Applebee's	Riverview	FL	—	1,849	3,434	—	5,283	298	7/31/2013	2006
Applebee's	St. Petersburg	FL	—	2,329	3,493	—	5,822	303	7/31/2013	1994
Applebee's	Temple Terrace	FL	—	2,396	3,594	—	5,990	312	7/31/2013	1993
Applebee's	Valrico	FL	—	1,202	3,274	—	4,476	289	6/27/2013	1998
Applebee's	Wesley Chapel	FL	—	3,272	3,272	—	6,544	284	7/31/2013	2000
Applebee's	Winter Haven	FL	—	2,130	2,603	—	4,733	226	7/31/2013	1999

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Applebee's	Augusta	GA	—	1,254	2,329	—	3,583	202	7/31/2013	1987
Applebee's	Dublin	GA	—	1,171	1,431	—	2,602	124	7/31/2013	1998
Applebee's	Evans	GA	—	1,426	2,649	—	4,075	230	7/31/2013	2004
Applebee's	Milledgeville	GA	—	1,174	1,761	—	2,935	153	7/31/2013	1999
Applebee's	Savannah	GA	—	1,329	2,468	—	3,797	214	7/31/2013	1994
Applebee's	Clinton	IA	—	490	1,184	—	1,674	99	6/27/2013	1995
Applebee's	Fort Dodge	IA	—	—	1,363	—	1,363	114	6/27/2013	1995
Applebee's	Marshalltown	IA	—	660	1,175	—	1,835	98	6/27/2013	1995
Applebee's	Mason City	IA	—	340	1,495	—	1,835	125	6/27/2013	1995
Applebee's	Muscatine	IA	—	330	1,266	—	1,596	106	6/27/2013	1995
Applebee's	Boise	ID	—	948	1,761	—	2,709	153	7/31/2013	1998
Applebee's	Garden City	ID	—	628	2,512	—	3,140	205	8/30/2013	2003
Applebee's	Nampa	ID	—	729	2,915	—	3,644	253	7/31/2013	2000
Applebee's	Pocatello	ID	—	612	1,837	—	2,449	159	7/31/2013	1998
Applebee's	Marion	IL	—	855	1,527	—	2,382	84	2/7/2014	1998
Applebee's	Sterling	IL	—	390	1,291	—	1,681	108	6/27/2013	1995
Applebee's	Swansea	IL	—	727	1,741	—	2,468	93	2/7/2014	1998
Applebee's	Newton	KS	—	504	1,569	—	2,073	139	6/27/2013	1998
Applebee's	Hopkinsville	KY	—	460	1,265	—	1,725	106	6/27/2013	1995
Applebee's	Fall River	MA	—	275	1,558	—	1,833	135	7/31/2013	1994
Applebee's	Adrian	MI	—	407	2,351	—	2,758	126	2/7/2014	1995
Applebee's	Kalamazoo	MI	—	575	2,644	—	3,219	124	2/7/2014	1994
Applebee's	Farmington	MO	—	574	2,242	—	2,816	119	2/7/2014	1999
Applebee's	Joplin	MO	—	754	1,829	—	2,583	105	2/7/2014	1994
Applebee's	Rolla	MO	—	671	2,272	—	2,943	121	2/7/2014	1997
Applebee's	St. Charles	MO	—	781	1,075	—	1,856	31	6/23/2014	1990
Applebee's	Horn Lake	MS	—	584	1,642	—	2,226	85	2/7/2014	2005
Applebee's	Ocean Springs	MS	—	673	1,708	—	2,381	151	6/27/2013	2000

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Applebee's	Alamogordo	NM	—	271	2,438	—	2,709	199	8/30/2013	2000
Applebee's	Hobbs	NM	—	600	3,401	—	4,001	295	7/31/2013	2002
Applebee's	Rio Rancho	NM	—	645	3,654	—	4,299	317	7/31/2013	1995
Applebee's	Roswell	NM	—	405	2,295	—	2,700	199	7/31/2013	1998
Applebee's	North Canton	OH	—	152	838	—	990	74	6/27/2013	1992
Applebee's	Clackamas	OR	—	901	2,103	—	3,004	182	7/31/2013	1997
Applebee's	Gresham	OR	—	853	2,560	—	3,413	209	8/30/2013	2004
Applebee's	Lake Oswego	OR	—	1,352	1,652	—	3,004	143	7/31/2013	1993
Applebee's	Roseburg	OR	—	717	1,673	—	2,390	137	8/30/2013	2000
Applebee's	Tualatin	OR	—	1,116	2,072	—	3,188	180	7/31/2013	2002
Applebee's	Chambersburg	PA	—	591	2,416	—	3,007	113	2/7/2014	1995
Applebee's	Greenville	SC	—	600	2,166	—	2,766	181	6/27/2013	1995
Applebee's	Antioch	TN	—	470	878	—	1,348	73	6/27/2013	1995
Applebee's	Bartlett	TN	—	315	2,201	—	2,516	110	2/7/2014	2005
Applebee's	Clarksville	TN	—	570	1,729	—	2,299	145	6/27/2013	1995
Applebee's	Columbia	TN	—	590	1,823	—	2,413	152	6/27/2013	1995
Applebee's	Cookeville	TN	—	410	1,128	—	1,538	94	6/27/2013	1995
Applebee's	Hermitage	TN	—	530	1,491	—	2,021	125	6/27/2013	1995
Applebee's	Lebanon	TN	—	460	1,120	—	1,580	94	6/27/2013	1995
Applebee's	Madison	TN	—	460	772	—	1,232	65	6/27/2013	1995
Applebee's	Corpus Christi	TX	—	563	2,926	—	3,489	259	6/27/2013	2000
Applebee's	Edinburg	TX	—	898	2,058	—	2,956	182	6/27/2013	2006
Applebee's	McAllen	TX	—	1,114	1,988	—	3,102	176	6/27/2013	1993
Applebee's	New Braunfels	TX	—	566	1,486	—	2,052	131	6/27/2013	1995
Applebee's	San Antonio	TX	—	732	1,796	—	2,528	159	6/27/2013	2003
Applebee's	Tyler	TX	—	696	2,904	—	3,600	149	2/7/2014	1990
Applebee's	Norton	VA	—	848	433	—	1,281	53	2/7/2014	2006
Applebee's	Wytheville	VA	—	564	923	—	1,487	69	2/7/2014	2000
Applebee's	Richland	WA	—	1,112	2,064	—	3,176	179	7/31/2013	2003
Applebee's	Vancouver	WA	—	791	1,846	—	2,637	151	8/30/2013	2001
Applebee's	Vancouver	WA	—	718	1,675	—	2,393	145	7/31/2013	2001
Apria Healthcare	Indianapolis	IN	3,987	981	3,922	—	4,903	190	5/19/2014	1993

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Arby's	Alexander City	AL	—	527	401	—	928	34	6/27/2013	1999
Arby's	Arab	AL	—	40	887	—	927	72	6/27/2013	1995
Arby's	Guntersville	AL	—	142	503	—	645	43	6/27/2013	1995
Arby's	Hampton Cove	AL	—	310	986	—	1,296	80	6/27/2013	1995
Arby's	Mobile	AL	—	460	685	—	1,145	58	6/27/2013	1986
Arby's	Bullhead City	AZ	—	550	—	—	550	—	6/27/2013	1999
Arby's	Fountain Hills	AZ	—	241	597	—	838	51	6/27/2013	1994
Arby's	Phoenix	AZ	—	559	618	—	1,177	53	6/27/2013	1995
Arby's	Prescott	AZ	—	404	750	—	1,154	58	7/31/2013	1986
Arby's	Sacramento	CA	—	520	195	—	715	16	6/27/2013	1995
Arby's	Arvada	CO	—	190	1,465	—	1,655	118	6/27/2013	1995
Arby's	Apopka	FL	—	464	697	—	1,161	54	7/31/2013	1985
Arby's	Merritt Island	FL	—	297	552	—	849	42	7/31/2013	1984
Arby's	Orange Park	FL	—	420	1,256	—	1,676	101	6/27/2013	1995
Arby's	Orlando	FL	—	251	585	—	836	45	7/31/2013	1985
Arby's	Rockledge	FL	—	381	571	—	952	44	7/31/2013	1984
Arby's	Atlanta	GA	—	1,207	987	—	2,194	76	7/31/2013	1984
Arby's	Canton	GA	—	370	1,200	—	1,570	97	6/27/2013	1995
Arby's	Douglasville	GA	—	370	1,692	—	2,062	137	6/27/2013	1995
Arby's	Kennesaw	GA	—	583	840	—	1,423	72	6/27/2013	1984
Arby's	Richmond Hill	GA	—	430	755	—	1,185	65	6/27/2013	1984
Arby's	Savannah	GA	—	293	293	—	586	23	7/31/2013	1985
Arby's	Suwanee	GA	—	370	1,561	—	1,931	126	6/27/2013	1995
Arby's	Toccoa	GA	—	185	227	—	412	17	7/31/2013	1998
Arby's	Mount Vernon	IL	—	911	764	—	1,675	65	6/27/2013	1999
Arby's	Avon	IN	—	500	812	—	1,312	66	6/27/2013	1995
Arby's	Fort Wayne	IN	—	529	647	—	1,176	50	7/31/2013	1987
Arby's	Indianapolis	IN	—	530	1,236	—	1,766	100	6/27/2013	1995
Arby's	Indianapolis	IN	—	370	1,130	—	1,500	91	6/27/2013	1995
Arby's	New Albany	IN	—	456	470	—	926	40	6/27/2013	2005

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Arby's	New Albany	IN	—	325	465	—	790	40	6/27/2013	1995
Arby's	Scottsburg	IN	—	526	445	—	971	38	6/27/2013	1989
Arby's	Winchester	IN	—	341	511	—	852	39	7/31/2013	1988
Arby's	Kansas City	KS	—	280	364	—	644	29	6/27/2013	1995
Arby's	Salina	KS	—	540	300	—	840	24	6/27/2013	1995
Arby's	Topeka	KS	—	270	433	—	703	35	6/27/2013	1995
Arby's	Hopkinsville	KY	—	432	528	—	960	41	7/31/2013	1985
Arby's	Louisville	KY	—	336	625	—	961	72	5/30/2013	1979
Arby's	Alexandria	LA	—	82	245	—	327	19	7/31/2013	1985
Arby's	Alma	MI	—	380	408	—	788	33	6/27/2013	1995
Arby's	Chesterfield	MI	—	210	841	—	1,051	68	6/27/2013	1995
Arby's	Davison	MI	—	420	631	—	1,051	51	6/27/2013	1995
Arby's	Flint	MI	—	110	1,422	—	1,532	115	6/27/2013	1995
Arby's	Flint	MI	—	230	1,428	—	1,658	115	6/27/2013	1995
Arby's	Grandville	MI	—	1,133	755	—	1,888	58	7/31/2013	1982
Arby's	Midland	MI	—	340	753	—	1,093	61	6/27/2013	1995
Arby's	Pontiac	MI	—	180	962	—	1,142	78	6/27/2013	1995
Arby's	Port Huron	MI	—	210	868	—	1,078	70	6/27/2013	1995
Arby's	Saginaw	MI	—	310	1,110	—	1,420	90	6/27/2013	1995
Arby's	South Haven	MI	—	260	573	—	833	46	6/27/2013	1995
Arby's	Walker	MI	—	360	1,002	—	1,362	81	6/27/2013	1995
Arby's	Wyoming	MI	—	1,513	648	—	2,161	50	7/31/2013	1970
Arby's	Corinth	MS	—	753	429	—	1,182	37	6/27/2013	1984
Arby's	Fayetteville	NC	—	420	2,001	—	2,421	162	6/27/2013	1995
Arby's	Greensboro	NC	—	300	906	—	1,206	73	6/27/2013	1995
Arby's	Greenville	NC	—	310	681	—	991	55	6/27/2013	1995
Arby's	Jonesville	NC	—	350	908	—	1,258	73	6/27/2013	1995
Arby's	Kernersville	NC	—	280	774	—	1,054	63	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Arby's	Kinston	NC	—	350	832	—	1,182	67	6/27/2013	1995
Arby's	Lexington	NC	—	360	873	—	1,233	71	6/27/2013	1995
Arby's	Lexington	NC	—	484	504	—	988	43	6/27/2013	1987
Arby's	Omaha	NE	—	359	—	—	359	—	7/31/2013	1984
Arby's	Albuquerque	NM	—	216	246	—	462	21	6/27/2013	1987
Arby's	Clovis	NM	—	91	518	—	609	44	6/27/2013	1982
Arby's	Las Vegas	NM	—	236	236	—	472	18	7/31/2013	1985
Arby's	Rochester	NY	—	128	384	—	512	30	7/31/2013	1985
Arby's	Columbus	OH	—	400	1,155	—	1,555	93	6/27/2013	1995
Arby's	Middlefield	OH	—	379	388	—	767	33	6/27/2013	1988
Arby's	Reynoldsburg	OH	—	370	945	—	1,315	76	6/27/2013	1995
Arby's	Willard	OH	—	230	599	—	829	48	6/27/2013	1995
Arby's	Allentown	PA	—	600	1,652	—	2,252	133	6/27/2013	1995
Arby's	Carlisle	PA	—	200	472	—	672	38	6/27/2013	1995
Arby's	Erie	PA	—	188	552	—	740	47	6/27/2013	1966
Arby's	Hanover	PA	—	400	921	—	1,321	74	6/27/2013	1995
Arby's	Myrtle Beach	SC	—	370	1,132	—	1,502	91	6/27/2013	1995
Arby's	Chattanooga	TN	—	201	469	—	670	36	7/31/2013	1998
Arby's	Memphis	TN	—	449	835	—	1,284	64	7/31/2013	1998
Arby's	Amarillo	TX	—	260	627	—	887	51	6/27/2013	1995
Arby's	Schertz	TX	—	499	748	—	1,247	58	7/31/2013	1996
Ashley Furniture	Jeffersontown	KY	—	1,966	2,368	—	4,334	49	9/26/2014	1970
AT&T	Schaumburg	IL	—	2,364	9,305	—	11,669	162	9/24/2014	1989
AT&T	Dallas	TX	—	2,564	23,987	1,828	28,379	—	2/7/2014	2001
AT&T	Richardson	TX	11,780	1,891	31,118	—	33,009	1,765	11/5/2013	1986
AT&T	Atlanta	GA	124,300	26,739	209,765	—	236,504	8,268	2/7/2014	2001
Auto Pawn	Columbus	GA	—	170	—	—	170	—	6/27/2013	1987
AutoZone	Chicago	IL	—	698	1,047	—	1,745	100	4/30/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
AutoZone	Yorkville	IL	—	383	1,534	—	1,917	52	5/19/2014	2006
AutoZone	Pearl River	LA	719	239	1,193	—	1,432	56	2/7/2014	2007
AutoZone	Hernando	MS	—	141	833	—	974	35	2/7/2014	2003
AutoZone	Blanchester	OH	535	341	838	—	1,179	39	2/7/2014	2008
AutoZone	Hamilton	OH	814	507	1,283	—	1,790	59	2/7/2014	2008
AutoZone	Hartville	OH	614	197	1,156	—	1,353	53	2/7/2014	2008
AutoZone	Mt. Orab	OH	679	258	1,219	—	1,477	55	2/7/2014	2009
AutoZone	Trenton	OH	504	306	812	—	1,118	37	2/7/2014	2008
AutoZone	Rapid City	SD	571	375	969	—	1,344	43	2/7/2014	2008
AutoZone	Nashville	TN	861	555	1,270	—	1,825	58	2/7/2014	2009
Bahama Breeze	Pittsburgh	PA	—	1,590	1,753	—	3,343	29	7/28/2014	2004
Bahama Breeze	Memphis	TN	—	2,370	1,313	—	3,683	19	7/28/2014	1998
Bandana's Bar-B-Q Restaurant	Collinsville	IL	—	340	627	—	967	52	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Arnold	MO	—	460	433	—	893	36	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Fenton	MO	—	470	314	—	784	26	8/30/2013	1986
Bank of America	Merced	CA	—	512	2,195	—	2,707	123	1/8/2014	1980
Bank of America	Asheville	NC	—	383	195	—	578	11	1/8/2014	1993
Bank of America	Charlotte	NC	—	62	642	—	704	35	1/8/2014	1983
Bank of America	Grants Pass	OR	—	393	2,979	—	3,372	163	1/8/2014	1963
Banner Life Insurance	Urbana	MD	19,600	2,733	31,483	—	34,216	1,278	2/7/2014	2011
Baxter International	Bloomington	IN	—	1,310	8,216	—	9,526	564	11/5/2013	1995
Beall's	Lakeland	FL	—	2,033	4,809	—	6,842	128	7/16/2014	2006
Becton, Dickinson and Company	San Antonio	TX	9,882	1,666	19,092	—	20,758	1,045	11/5/2013	2008
Bed Bath & Beyond	Stockton	CA	40,278	2,761	52,454	—	55,215	7,599	8/17/2012	2003
Benihana	Anchorage	AK	—	1,391	1,877	—	3,268	104	2/7/2014	1998
Benihana	Miami Beach	FL	—	3,775	433	—	4,208	36	2/7/2014	1972
Benihana	Stuart	FL	—	1,661	1,917	—	3,578	110	2/7/2014	1976
Benihana	Alpharetta	GA	—	1,151	1,485	—	2,636	41	2/7/2014	2003

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Benihana	Schaumburg	IL	—	2,319	1,396	—	3,715	81	2/7/2014	1992
Benihana	Wheeling	IL	—	1,896	1,273	—	3,169	46	2/7/2014	2001
Benihana	Farmington Hills	MI	—	2,025	2,049	—	4,074	130	2/7/2014	2012
Benihana	Maple Grove	MN	—	1,319	2,604	—	3,923	143	2/7/2014	2006
Benihana	Dallas	TX	—	2,988	1,275	—	4,263	83	2/7/2014	1975
Best Buy	Montgomery	AL	3,148	1,370	5,749	—	7,119	284	2/7/2014	2003
Best Buy	Coral Springs	FL	—	2,715	4,843	—	7,558	263	2/7/2014	1993
Best Buy	Bourbonnais	IL	—	1,724	5,156	—	6,880	281	2/7/2014	1991
Best Buy	Indianapolis	IN	—	665	4,775	—	5,440	228	2/7/2014	2009
Best Buy	Richmond	IN	—	549	4,429	—	4,978	216	2/7/2014	2011
Best Buy	Marquette	MI	—	836	4,207	—	5,043	224	2/7/2014	2010
Best Buy	Norton Shores	MI	—	1,568	4,099	—	5,667	195	2/7/2014	2001
Best Buy	Southaven	MS	—	2,045	4,318	—	6,363	222	2/7/2014	2007
Best Buy	Tupelo	MS	2,533	484	1,934	—	2,418	74	5/19/2014	2005
Best Buy	Pineville	NC	—	1,818	7,970	—	9,788	381	2/7/2014	1994
Best Buy	Kenosha	WI	—	1,925	5,503	—	7,428	262	2/7/2014	2008
BHC Marketing	The Woodlands	TX	—	4,724	40,332	2	45,058	2,166	11/5/2013	2009
Big Lots	Chester	VA	—	335	3,373	—	3,708	179	2/24/2014	2013
Big O Tires	Phoenix	AZ	782	206	1,367	—	1,573	60	2/7/2014	2010
Big O Tires	Los Lunas	NM	—	316	1,265	—	1,581	187	6/1/2012	2006
Bi-Lo's Grocery	Greenwood	SC	—	533	4,212	—	4,745	203	2/7/2014	1999
Bi-Lo's Grocery	Mt Pleasant	SC	—	4,093	8,594	—	12,687	417	2/7/2014	2003
BJ's Wholesale Club	Boynton Beach	FL	—	5,569	10,931	—	16,500	501	2/7/2014	2001
BJ's Wholesale Club	Jacksonville	FL	—	5,929	16,348	—	22,277	656	2/7/2014	2003
BJ's Wholesale Club	Pembroke Pines	FL	8,446	5,104	7,661	—	12,765	364	2/7/2014	1997
BJ's Wholesale Club	Greenfield	MA	8,416	2,168	14,002	—	16,170	538	2/7/2014	1997
BJ's Wholesale Club	Leominster	MA	—	3,585	21,344	—	24,929	815	2/7/2014	1993
BJ's Wholesale Club	Uxbridge	MA	12,645	5,538	36,445	—	41,983	1,284	2/7/2014	2006

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
BJ's Wholesale Club	California	MD	—	6,882	10,196	—	17,078	458	2/7/2014	2003
BJ's Wholesale Club	Westminster	MD	13,978	6,516	13,860	—	20,376	615	2/7/2014	2001
BJ's Wholesale Club	Auburn	ME	—	2,674	16,510	—	19,184	611	2/7/2014	1995
BJ's Wholesale Club	Portsmouth	NH	—	4,216	25,454	—	29,670	940	2/7/2014	1993
BJ's Wholesale Club	Deptford	NJ	11,004	6,558	12,490	—	19,048	497	2/7/2014	1995
BJ's Wholesale Club	North Canton	OH	6,787	456	8,668	—	9,124	1,142	2/20/2013	1998
BJ's Wholesale Club	Lancaster	PA	13,621	3,400	16,782	—	20,182	718	2/7/2014	1996
Black Angus	Dublin	CA	—	620	2,467	—	3,087	206	6/27/2013	1995
Black Meg 43	Copperas Cove	TX	—	151	151	—	302	13	6/27/2013	1979
Bob's Stores	Randolph	MA	—	2,840	6,826	—	9,666	461	11/5/2013	1965
Bojangles	Winder	GA	—	645	1,198	—	1,843	207	7/30/2012	2011
Bojangles	Biscoe	NC	—	247	986	—	1,233	148	11/29/2012	2010
Bojangles	Boone	NC	—	278	833	—	1,111	144	7/27/2012	1980
Bojangles	Denver	NC	—	1,013	1,881	—	2,894	145	7/31/2013	1997
Bojangles	Dobson	NC	—	251	1,004	—	1,255	174	7/30/2012	2010
Bojangles	Hickory	NC	—	749	1,789	—	2,538	153	6/27/2013	1973
Bojangles	Indian trail	NC	—	655	1,217	—	1,872	211	7/27/2012	2011
Bojangles	Morganton	NC	—	566	1,321	—	1,887	229	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	442	1,032	—	1,474	179	7/27/2012	2011
Bojangles	Southport	NC	—	505	1,179	—	1,684	204	7/30/2012	2011
Bojangles	Statesville	NC	—	646	1,937	—	2,583	149	7/31/2013	1988
Bojangles	Taylorsville	NC	—	436	1,108	—	1,544	95	6/27/2013	1987
Bojangles	Troutman	NC	—	718	1,077	—	1,795	92	10/10/2013	2012
Bojangles	Chapin	SC	—	577	1,071	—	1,648	179	8/9/2012	2009
Bojangles	Clinton	SC	—	397	926	—	1,323	160	7/27/2012	2009
Bojangles	Fountain Inn	SC	—	287	1,150	—	1,437	98	10/10/2013	2012
Bojangles	Greenwood	SC	—	440	1,320	—	1,760	174	2/28/2013	1995
Bojangles	Moncks Corner	SC	—	505	1,179	—	1,684	176	11/29/2012	2010
Bojangles	Walterboro	SC	—	454	1,363	—	1,817	204	11/29/2012	2010

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Bonefish Grill	Lakeland	FL	—	750	1,897	—	2,647	101	2/7/2014	2003
Bonefish Grill	Independence	OH	—	895	2,252	—	3,147	124	2/7/2014	2006
Bonefish Grill	Gainesville	VA	—	751	1,325	—	2,076	105	2/7/2014	2004
Boston Market	Indianapolis	IN	—	930	—	—	930	—	6/27/2013	1995
Boston Market	Indianapolis	IN	—	410	1,070	—	1,480	87	6/27/2013	1995
Boston Market	Fayetteville	NC	—	460	1,520	—	1,980	123	6/27/2013	1995
Boston Market	Raleigh	NC	—	280	1,015	—	1,295	82	6/27/2013	1995
Brangus Steakhouse	Jasper	AL	—	140	219	—	359	18	6/27/2013	1995
Supercuts	Panama City Beach	FL	8,050	3,827	13,859	—	17,686	589	2/7/2014	1995
Brew City Paintball	Brookfield	WI	1,352	50	84	—	134	8	2/21/2014	1967
Bridgestone Tire	Kansas City	MO	—	651	1,954	—	2,605	184	5/31/2013	2008
BRK Brands	Aurora	IL	3,628	1,057	4,448	—	5,505	266	2/21/2014	1995
Bruegger's Bagels	Iowa City	IA	—	40	379	—	419	31	6/27/2013	1995
Bruegger's Bagels	Durham	NC	—	312	728	—	1,040	56	7/31/2013	1926
Bruegger's Bagels	Raleigh	NC	—	230	654	—	884	53	6/27/2013	1995
Buca di Beppo Italian	Wheeling	IL	—	450	1,272	—	1,722	106	6/27/2013	1995
Buca di Beppo Italian	Westlake	OH	—	370	887	—	1,257	74	6/27/2013	1995
Bucho's Mexican Food	Bolingbrook	IL	—	470	137	—	607	12	6/27/2013	1992
Buffalo Wild Wings	Langhorne	PA	—	815	815	—	1,630	71	7/31/2013	1999
Bunge North America	Fort Worth	TX	6,262	1,100	8,433	—	9,533	512	11/5/2013	2005
Burger King	Anchorage	AK	—	427	489	—	916	42	6/27/2013	1982
Burger King	Andalusia	AL	—	181	1,025	—	1,206	79	7/31/2013	2000
Burger King	Atmore	AL	—	181	723	—	904	56	7/31/2013	2000
Burger King	Brewton	AL	—	307	920	—	1,227	71	7/31/2013	1993
Burger King	Dothan	AL	—	628	1,167	—	1,795	90	7/31/2013	1983
Burger King	Dothan	AL	—	594	1,104	—	1,698	85	7/31/2013	1999
Burger King	Enterprise	AL	—	437	655	—	1,092	50	7/31/2013	1985
Burger King	Evergreen	AL	—	172	689	—	861	53	7/31/2013	1997

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Burger King	Monroeville	AL	—	325	604	—	929	46	7/31/2013	1997
Burger King	Opp	AL	—	214	857	—	1,071	66	7/31/2013	1994
Burger King	Troy	AL	—	461	1,383	—	1,844	106	7/31/2013	1984
Burger King	Sierra Vista	AZ	—	260	1,041	—	1,301	80	7/31/2013	1994
Burger King	Tucson	AZ	—	300	1,307	—	1,607	106	6/27/2013	1995
Burger King	Denver	CO	—	872	1,242	—	2,114	106	6/27/2013	1994
Burger King	Clearwater	FL	—	981	591	—	1,572	50	6/27/2013	1980
Burger King	Defuniak Springs	FL	—	362	1,087	—	1,449	84	7/31/2013	1989
Burger King	Largo	FL	—	683	412	—	1,095	35	6/27/2013	1984
Burger King	Niceville	FL	—	598	399	—	997	31	7/31/2013	1994
Burger King	Panama City	FL	—	319	956	—	1,275	74	7/31/2013	1998
Burger King	Springfield	FL	—	324	971	—	1,295	75	7/31/2013	1995
Burger King	Tallahassee	FL	—	720	720	—	1,440	55	7/31/2013	1998
Burger King	Tallahassee	FL	—	843	454	—	1,297	35	7/31/2013	1980
Burger King	Alpharetta	GA	—	635	865	—	1,500	74	6/27/2013	1998
Burger King	Alpharetta	GA	—	1,128	977	—	2,105	83	6/27/2013	1993
Burger King	Alpharetta	GA	—	795	943	—	1,738	81	6/27/2013	1997
Burger King	Alpharetta	GA	—	501	1,219	—	1,720	104	6/27/2013	2001
Burger King	Atlanta	GA	—	380	499	—	879	40	6/27/2013	1995
Burger King	Augusta	GA	—	693	2,080	—	2,773	160	7/31/2013	1986
Burger King	Bainbridge	GA	—	347	1,042	—	1,389	80	7/31/2013	1998
Burger King	Cairo	GA	—	245	981	—	1,226	75	7/31/2013	1997
Burger King	Fort Oglethorpe	GA	—	170	2,175	—	2,345	176	6/27/2013	1995
Burger King	Marietta	GA	—	350	916	—	1,266	74	6/27/2013	1995
Burger King	Martinez	GA	—	909	1,350	—	2,259	115	6/27/2013	1998
Burger King	Roswell	GA	—	495	1,156	—	1,651	89	7/31/2013	1998
Burger King	Thomson	GA	—	748	876	—	1,624	75	6/27/2013	1988
Burger King	Valdosta	GA	—	564	376	—	940	29	7/31/2013	1987

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Burger King	Des Moines	IA	—	1,160	949	—	2,109	73	7/31/2013	1987
Burger King	Perry	IA	—	557	680	—	1,237	52	7/31/2013	1997
Burger King	Red Oak	IA	—	334	1,002	—	1,336	77	7/31/2013	1988
Burger King	Shenandoah	IA	—	313	582	—	895	45	7/31/2013	1988
Burger King	Stuart	IA	—	607	911	—	1,518	70	7/31/2013	1997
Burger King	Chicago	IL	—	580	1,413	—	1,993	114	6/27/2013	1995
Burger King	Chicago Ridge	IL	—	431	684	—	1,115	58	6/27/2013	1998
Burger King	Harvey	IL	—	403	507	—	910	43	6/27/2013	1995
Burger King	Maywood	IL	—	860	1,051	—	1,911	81	7/31/2013	2003
Burger King	Palatine	IL	—	352	426	—	778	36	6/27/2013	1995
Burger King	Pontiac	IL	—	151	616	—	767	53	6/27/2013	1991
Burger King	Springfield	IL	—	354	677	—	1,031	58	6/27/2013	1995
Burger King	Cedar Lake	IN	—	327	374	—	701	32	6/27/2013	1986
Burger King	Gary	IN	—	544	606	—	1,150	52	6/27/2013	1987
Burger King	Highland	IN	—	410	992	—	1,402	80	6/27/2013	1995
Burger King	Madisonville	KY	—	550	1,067	—	1,617	86	6/27/2013	1995
Burger King	Cut Off	LA	—	726	1,088	—	1,814	84	7/31/2013	1990
Burger King	Gonzales	LA	—	380	465	—	845	36	7/31/2013	1990
Burger King	Lake Charles	LA	—	456	456	—	912	35	7/31/2013	1980
Burger King	Lake Charles	LA	—	610	746	—	1,356	57	7/31/2013	1990
Burger King	Metairie	LA	—	728	392	—	1,120	30	7/31/2013	1990
Burger King	Opelousas	LA	—	964	964	—	1,928	74	7/31/2013	1978
Burger King	Raceland	LA	—	356	533	—	889	41	7/31/2013	2000
Burger King	Amesbury	MA	—	835	1,217	—	2,052	104	6/27/2013	1977
Burger King	Springfield	MA	—	983	516	—	1,499	44	6/27/2013	1974
Burger King	Caribou	ME	—	770	440	—	1,210	36	6/27/2013	1995
Burger King	Belding	MI	—	221	411	—	632	32	7/31/2013	1994
Burger King	Detroit	MI	—	614	331	—	945	25	7/31/2013	1988

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Burger King	Grand Rapids	MI	—	490	545	—	1,035	44	6/27/2013	1995
Burger King	Grand Rapids	MI	—	260	780	—	1,040	63	6/27/2013	1995
Burger King	Grand Rapids	MI	—	346	807	—	1,153	62	7/31/2013	1985
Burger King	Holland	MI	—	420	707	—	1,127	57	6/27/2013	1995
Burger King	Hudsonville	MI	—	451	676	—	1,127	52	7/31/2013	1988
Burger King	Jenison	MI	—	233	349	—	582	27	7/31/2013	1994
Burger King	Kingsford	MI	—	53	1,015	—	1,068	78	7/31/2013	1983
Burger King	L'Anse	MI	—	32	616	—	648	47	7/31/2013	1999
Burger King	Menominee	MI	—	494	604	—	1,098	47	7/31/2013	1986
Burger King	Sparta	MI	—	640	570	—	1,210	46	6/27/2013	1995
Burger King	Spring Lake	MI	—	341	512	—	853	39	7/31/2013	1994
Burger King	Walker	MI	—	305	711	—	1,016	55	7/31/2013	1973
Burger King	Walled Lake	MI	—	470	433	—	903	35	6/27/2013	1995
Burger King	Warren	MI	—	248	745	—	993	57	7/31/2013	1987
Burger King	Hastings	MN	—	328	608	—	936	47	7/31/2013	1990
Burger King	Kansas CIty	MO	—	444	1,036	—	1,480	80	7/31/2013	1984
Burger King	Brandon	MS	—	649	1,513	—	2,162	129	6/27/2013	1981
Burger King	Clarksdale	MS	—	865	865	—	1,730	67	7/31/2013	1988
Burger King	Cleveland	MS	—	688	1,606	—	2,294	124	7/31/2013	1985
Burger King	Greenville	MS	—	573	1,337	—	1,910	103	7/31/2013	2004
Burger King	Greenville	MS	—	351	820	—	1,171	63	7/31/2013	1993
Burger King	Greenwood	MS	—	692	1,038	—	1,730	80	7/31/2013	1988
Burger King	Grenada	MS	—	536	805	—	1,341	62	7/31/2013	1989
Burger King	Natchez	MS	—	225	674	—	899	52	7/31/2013	1973
Burger King	Philadelphia	MS	—	402	939	—	1,341	72	7/31/2013	1993
Burger King	Yazoo City	MS	—	489	909	—	1,398	70	7/31/2013	1993
Burger King	Apex	NC	—	366	324	—	690	28	6/27/2013	1992
Burger King	Asheville	NC	—	728	595	—	1,323	46	7/31/2013	1982

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Burger King	Chadbourn	NC	—	353	797	—	1,150	68	6/27/2013	1999
Burger King	Charlotte	NC	—	1,105	1,372	—	2,477	117	6/27/2013	1997
Burger King	Claremont	NC	—	646	646	—	1,292	55	6/27/2013	2000
Burger King	Clinton	NC	—	494	801	—	1,295	68	6/27/2013	1999
Burger King	Dunn	NC	—	328	268	—	596	21	7/31/2013	1989
Burger King	Durham	NC	—	170	352	—	522	28	6/27/2013	1995
Burger King	Rockingham	NC	—	430	1,171	—	1,601	95	6/27/2013	1995
Burger King	Wilmington	NC	—	573	870	—	1,443	74	6/27/2013	1999
Burger King	Blair	NE	—	272	1,087	—	1,359	84	7/31/2013	1987
Burger King	Wahoo	NE	—	196	1,109	—	1,305	85	7/31/2013	1990
Burger King	Dover	NH	—	1,159	952	—	2,111	81	6/27/2013	1970
Burger King	Nashua	NH	—	655	655	—	1,310	50	7/31/2013	2008
Burger King	Edison	NJ	—	480	1,075	—	1,555	87	6/27/2013	1995
Burger King	Manahawkin	NJ	—	310	748	—	1,058	60	6/27/2013	1995
Burger King	Elko	NV	—	260	1,001	—	1,261	81	6/27/2013	1995
Burger King	Albany	NY	—	330	850	—	1,180	69	6/27/2013	1995
Burger King	Central Square	NY	—	500	1,189	—	1,689	96	6/27/2013	1995
Burger King	Cohoes	NY	—	270	563	—	833	46	6/27/2013	1995
Burger King	East Greenbush	NY	—	404	269	—	673	23	6/27/2013	1980
Burger King	Hamburg	NY	—	403	383	—	786	33	6/27/2013	1974
Burger King	Irondequoit	NY	—	988	659	—	1,647	51	7/31/2013	1980
Burger King	Montgomery	NY	—	480	1,042	—	1,522	84	6/27/2013	1995
Burger King	Schenectady	NY	—	380	936	—	1,316	76	6/27/2013	1995
Burger King	Syracuse	NY	—	606	606	—	1,212	47	7/31/2013	1986
Burger King	Cincinnati	OH	—	353	824	—	1,177	63	7/31/2013	1969
Burger King	Dayton	OH	—	569	466	—	1,035	36	7/31/2013	1990
Burger King	Mansfield	OH	—	191	766	—	957	59	7/31/2013	1985
Burger King	New Philadelphia	OH	—	419	779	—	1,198	60	7/31/2013	1986

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Burger King	Willoughby	OH	—	410	1,005	—	1,415	81	6/27/2013	1995
Burger King	Ardmore	OK	—	270	1,023	—	1,293	83	6/27/2013	1995
Burger King	Corvallis	OR	—	170	195	—	365	16	6/27/2013	1995
Burger King	Roseburg	OR	—	350	886	—	1,236	72	6/27/2013	1995
Burger King	Harrisburg	PA	—	619	412	—	1,031	32	7/31/2013	1985
Burger King	Old Forge	PA	—	390	905	—	1,295	73	6/27/2013	1995
Burger King	Gaffney	SC	—	370	880	—	1,250	71	6/27/2013	1995
Burger King	Greenville	SC	—	420	571	—	991	46	6/27/2013	1995
Burger King	North Augusta	SC	—	256	1,451	—	1,707	112	7/31/2013	1985
Burger King	North Augusta	SC	—	450	1,050	—	1,500	81	7/31/2013	1985
Burger King	Chattanooga	TN	—	740	1,591	—	2,331	129	6/27/2013	1995
Burger King	Chattanooga	TN	—	637	955	—	1,592	74	7/31/2013	1985
Burger King	Gallatin	TN	—	199	463	—	662	36	7/31/2013	1984
Burger King	Austin	TX	—	666	999	—	1,665	85	6/27/2013	1998
Burger King	Cleburne	TX	—	300	603	—	903	49	6/27/2013	1995
Burger King	Laredo	TX	—	684	1,026	—	1,710	79	7/31/2013	2002
Burger King	Texas City	TX	—	421	782	—	1,203	60	7/31/2013	1984
Burger King	Spanaway	WA	—	509	1,628	—	2,137	139	6/27/2013	1997
Burger King	Germantown	WI	—	644	1,300	—	1,944	111	6/27/2013	1986
Burger King	Marshfield	WI	—	232	885	—	1,117	76	6/27/2013	1986
Burger King	Rhinelander	WI	—	260	606	—	866	47	7/31/2013	1986
Burger King	Weston	WI	—	329	718	—	1,047	61	6/27/2013	1987
Burger King	Bluefield	WV	—	210	1,163	—	1,373	94	6/27/2013	1995
Burnie Bistro's	Clearwater	FL	—	25	14	—	39	1	7/31/2013	1987

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Cactus Wellhead	Williston	ND	—	72	3,735	—	3,807	73	7/24/2014	2011
Cactus Wellhead	DuBois	PA	—	129	2,542	—	2,671	61	6/12/2014	2012
Cactus Wellhead	Center	TX	—	115	1,886	—	2,001	45	6/12/2014	2011
Cactus Wellhead	Pleasanton	TX	—	144	2,908	—	3,052	71	6/12/2014	2011
Cadbury Holdings	Whippany	NJ	—	2,767	38,018	—	40,785	2,054	11/5/2013	2004
Caleb Brett USA	Deer Park	TX	2,937	588	3,210	—	3,798	141	2/21/2014	1995
California Pizza Kitchen	Paradise Valley	AZ	—	2,285	1,480	—	3,765	86	2/7/2014	1994
California Pizza Kitchen	Alpharetta	GA	—	1,279	3,249	—	4,528	170	2/7/2014	1994
California Pizza Kitchen	Atlanta	GA	—	2,307	1,857	—	4,164	105	2/7/2014	1993
California Pizza Kitchen	Schaumburg	IL	—	1,180	3,179	—	4,359	167	2/7/2014	1995
California Pizza Kitchen	Grapevine	TX	—	1,544	2,250	—	3,794	120	2/7/2014	1994
Canon Solutions America, Inc.	Itasca	IL	10,061	3,102	10,922	10	14,034	266	2/21/2014	1974
Capital Region Minority Supplier Development Council	Silver Spring	MD	—	—	188	2,378	2,566	—	11/5/2013	1972
CapNet Securities	Houston	TX	19,525	2,356	36,347	—	38,703	1,993	11/5/2013	2009
Captain D's	Statesboro	GA	—	350	401	—	751	32	6/27/2013	1995
Captain D's	Florence	KY	—	248	325	—	573	28	6/27/2013	1981
Captain D's	Southaven	MS	—	270	564	—	834	46	6/27/2013	1995
Captain D's	Memphis	TN	—	230	338	—	568	27	6/27/2013	1995
Captain D's	Dallas	TX	—	160	535	—	695	43	6/27/2013	1995
Captain D's	Duncanville	TX	—	295	246	—	541	21	6/27/2013	1982
Captain D's	Grand Prairie	TX	—	260	338	—	598	27	6/27/2013	1995
Cargill	Blair	NE	2,515	627	4,989	—	5,616	194	2/7/2014	2009
Caribou Coffee	Grosse Pointe Woods	MI	—	140	1,046	—	1,186	85	6/27/2013	1995
Carlos O’Kelley’s Mexican Café	Mason City	IA	—	290	1,255	—	1,545	105	6/27/2013	1995
Carlos O’Kelley’s Mexican Café	Bloomington	IL	—	270	1,375	—	1,645	115	6/27/2013	1995
Carl's Jr.	Purcell	OK	—	77	513	—	590	44	6/27/2013	1980
CarMax	Henderson	NV	—	8,542	10,396	—	18,938	509	2/7/2014	2002
CarMax	Austin	TX	9,900	5,461	16,940	—	22,401	746	2/7/2014	2004
Carmike Cinemas	Athens	GA	5,403	3,056	6,638	—	9,694	317	2/21/2014	1999
Carrabba's	Scottsdale	AZ	—	1,350	1,847	—	3,197	72	2/7/2014	2000
Carrabba's	Louisville	CO	—	1,083	1,400	—	2,483	73	2/7/2014	2000
Carrabba's	Tampa	FL	—	1,650	2,085	—	3,735	113	2/7/2014	1994

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Carrabba's	Duluth	GA	—	836	2,881	—	3,717	152	2/7/2014	2004
Carrabba's	Bowie	MD	—	1,429	1,036	—	2,465	101	2/7/2014	2003
Carrabba's	Brooklyn	OH	—	1,187	2,212	—	3,399	111	2/7/2014	2002
Carrabba's	Washington Twnshp	OH	—	906	1,859	—	2,765	102	2/7/2014	2001
Carrabba's	Columbia	SC	—	1,159	2,164	—	3,323	112	2/7/2014	2000
Carrabba's	Johnson City	TN	—	771	2,536	—	3,307	143	2/7/2014	2003
Casa Del Rio	Wadsworth	OH	—	130	389	—	519	34	7/31/2013	1971
Cashland	Celina	OH	—	108	132	—	240	11	7/31/2013	1995
Castle Dental	Murfreesboro	TN	—	256	256	—	512	22	7/31/2013	1996
Cequent Trailer Products	Mosinee	WI	4,334	1,799	4,635	—	6,434	204	2/21/2014	1992
Chappala Mexican Restaurant	Nampa	ID	—	473	692	—	1,165	61	6/27/2013	1998
Charleston's	Carmel	IN	—	140	3,016	—	3,156	252	6/27/2013	1995
Charter Fitness	Glendale Heights	IL	4,661	1,019	3,926	—	4,945	200	2/21/2014	1987
Check City	Taylorsville	UT	—	180	953	—	1,133	80	6/27/2013	1995
Checkers	Huntsville	AL	—	689	—	—	689	—	6/27/2013	1995
Checkers	Hollywood	FL	—	160	2,220	—	2,380	186	6/27/2013	1995
Checkers	Jacksonville	FL	—	731	1,096	—	1,827	84	7/31/2013	1993
Checkers	Lauderhill	FL	—	280	1,951	—	2,231	163	6/27/2013	1995
Checkers	Miami	FL	—	621	—	—	621	—	7/31/2013	1993
Checkers	Orlando	FL	—	1,033	—	—	1,033	—	7/31/2013	1995
Checkers	Plantation	FL	—	220	1,461	—	1,681	122	6/27/2013	1995
Checkers	Tampa	FL	—	736	—	—	736	—	6/27/2013	1995
Checkers	Fayetteville	GA	—	681	—	—	681	—	6/27/2013	1995
Chedder's Casual Cafe	Brandon	FL	—	860	3,071	—	3,931	271	6/27/2013	2003
Chedder's Casual Cafe	Bolingbrook	IL	—	1,344	1,760	—	3,104	156	6/27/2013	1997
Chedder's Casual Cafe	Lubbock	TX	—	1,053	2,345	—	3,398	207	6/27/2013	1997
Chevy's	Miami	FL	—	1,455	783	—	2,238	68	7/31/2013	1995
Chevy's	Greenbelt	MD	—	530	2,399	—	2,929	201	6/27/2013	1995
Chevy's	Lake Oswego	OR	—	590	1,693	—	2,283	142	6/27/2013	1995
Chicago Bridge & Iron	Baton Rouge	LA	—	1,695	12,360	—	14,055	450	3/28/2014	2006
Chicago Steak & Lemonade	Louisville	KY	—	195	18	—	213	2	6/27/2013	1980
Chicago Style Gyros	Nashville	TN	—	201	134	—	335	10	7/31/2013	1986

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Children's Courtyard	Grand Prairie	TX	—	367	1,055	—	1,422	50	2/7/2014	1999
Childtime Childcare	Modesto	CA	—	280	1,524	—	1,804	70	2/7/2014	1988
Childtime Childcare	Bedford	OH	—	111	852	—	963	43	2/7/2014	1979
Childtime Childcare	Oklahoma City	OK	—	124	796	—	920	40	2/7/2014	1985
Childtime Childcare	Oklahoma City	OK	—	108	793	—	901	38	2/7/2014	1986
Chilis	Fayetteville	AR	—	1,370	1,714	—	3,084	143	6/27/2013	1995
Chilis	Boise	ID	—	400	751	—	1,151	63	6/27/2013	1995
Chilis	East Peoria	IL	—	1,023	2,347	—	3,370	207	6/27/2013	2003
Chilis	Flanders	NJ	1,508	1,402	842	—	2,244	71	2/7/2014	2003
Chilis	Mt. Laurel	NJ	1,447	1,332	1,792	—	3,124	65	2/7/2014	2004
Chilis	Amarillo	TX	—	811	1,893	—	2,704	164	7/31/2013	1984
Chilis	Riverdale	UT	—	800	899	—	1,699	75	6/27/2013	1995
Chilis	Cheyenne	WY	—	270	815	—	1,085	68	6/27/2013	1995
China 1	Bay City	TX	—	229	124	—	353	10	7/31/2013	1985
China Buffet	Alvin	TX	—	110	299	—	409	26	6/27/2013	1982
China Buffet	Angleton	TX	—	127	272	—	399	24	6/27/2013	1982
China King	Belen	NM	—	94	94	—	188	8	6/27/2013	1980
Chipper's Grill	Streator	IL	—	190	255	—	445	21	6/27/2013	1995
Church's Chicken	Atmore	AL	—	144	574	—	718	44	7/31/2013	1976
Church's Chicken	Bay Minette	AL	—	134	757	—	891	58	7/31/2013	2003
Church's Chicken	Flomaton	AL	—	173	518	—	691	40	7/31/2013	1981
Church's Chicken	Jackson	AL	—	127	719	—	846	55	7/31/2013	1982
Church's Chicken	Orlando	FL	—	254	380	—	634	29	7/31/2013	1984
Church's Chicken	Augusta	GA	—	178	533	—	711	41	7/31/2013	1981
Church's Chicken	Augusta	GA	—	256	597	—	853	46	7/31/2013	1976
Church's Chicken	Augusta	GA	—	178	414	—	592	32	7/31/2013	1978
Church's Chicken	Augusta	GA	—	196	458	—	654	35	7/31/2013	1984
Church's Chicken	Bowling Green	KY	—	100	156	—	256	13	6/27/2013	1984
Church's Chicken	Anderson	SC	—	647	277	—	924	21	7/31/2013	1981
Church's Chicken	Charleston	SC	—	421	344	—	765	26	7/31/2013	1973
Church's Chicken	Charleston	SC	—	500	167	—	667	13	7/31/2013	1979
Church's Chicken	Columbia	SC	—	437	437	—	874	34	7/31/2013	1978

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Church's Chicken	Columbia	SC	—	231	428	—	659	33	7/31/2013	1977
Church's Chicken	Greenville	SC	—	280	342	—	622	26	7/31/2013	1970
Church's Chicken	Greenville	SC	—	254	472	—	726	36	7/31/2013	2009
Church's Chicken	Greenville	SC	—	325	487	—	812	37	7/31/2013	1984
Church's Chicken	Greenwood	SC	—	188	349	—	537	27	7/31/2013	2002
Church's Chicken	North Charleston	SC	—	302	302	—	604	23	7/31/2013	1976
Church's Chicken	North Charleston	SC	—	407	407	—	814	31	7/31/2013	1977
Church's Chicken	Orangeburg	SC	—	407	271	—	678	21	7/31/2013	1985
Church's Chicken	Spartanburg	SC	—	411	274	—	685	21	7/31/2013	1972
Church's Chicken	Spartanburg	SC	—	350	525	—	875	40	7/31/2013	1978
Church's Chicken	Nashville	TN	—	186	186	—	372	14	7/31/2013	1980
Cigna	Phoenix	AZ	—	6,194	16,215	—	22,409	682	2/7/2014	2012
Cigna	Plano	TX	—	10,036	42,676	—	52,712	1,815	2/7/2014	2009
Cimarex Energy	Tulsa	OK	29,954	1,253	70,274	974	72,501	3,714	11/5/2013	1995
CineMagic Theatre	Rochester	MN	—	677	2,706	—	3,383	95	5/19/2014	2002
Circle K	Phoenix	AZ	—	344	1,377	—	1,721	203	5/4/2012	1986
Circle K	Martinez	GA	—	348	813	—	1,161	108	8/28/2012	2003
Circle K	Martinez	GA	—	293	329	—	622	7	9/26/2014	1993
Circle K	Thomson	GA	—	637	340	—	977	8	9/26/2014	1990
Circle K	Akron	OH	—	675	1,254	—	1,929	161	9/27/2012	1996
Citizens Bank	Colchester	CT	—	185	1,049	—	1,234	129	9/28/2012	2012
Citizens Bank	Deep River	CT	—	453	1,812	—	2,265	223	9/28/2012	1851
Citizens Bank	East Hampton	CT	765	312	935	—	1,247	136	4/26/2012	1984
Citizens Bank	East Lyme	CT	—	258	1,032	—	1,290	127	9/28/2012	1972
Citizens Bank	Hamden	CT	—	581	475	—	1,056	58	9/28/2012	1995
Citizens Bank	Higganum	CT	631	171	971	—	1,142	276	8/1/2010	1995
Citizens Bank	Montville	CT	—	413	2,342	—	2,755	288	9/28/2012	1984
Citizens Bank	New London	CT	—	94	534	—	628	152	8/1/2010	1995
Citizens Bank	Stonington	CT	—	190	1,079	—	1,269	133	9/28/2012	1984
Citizens Bank	Stonington	CT	—	104	937	—	1,041	102	12/14/2012	1982
Citizens Bank	Lewes	DE	—	102	916	—	1,018	92	2/22/2013	1968
Citizens Bank	Smyrna	DE	674	183	1,036	—	1,219	286	8/1/2010	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Citizens Bank	Wilmington	DE	431	250	464	—	714	67	4/26/2012	1950
Citizens Bank	Wilmington	DE	366	299	299	—	598	43	4/26/2012	1967
Citizens Bank	Alsip	IL	—	226	1,280	—	1,506	364	8/1/2010	1981
Citizens Bank	Calumet City	IL	334	168	393	—	561	57	4/26/2012	1975
Citizens Bank	Chicago	IL	172	189	81	—	270	12	4/26/2012	1990
Citizens Bank	Chicago	IL	—	267	1,511	—	1,778	430	8/1/2010	1923
Citizens Bank	Chicago	IL	—	191	1,082	—	1,273	308	8/1/2010	1979
Citizens Bank	Chicago Heights	IL	—	182	1,637	—	1,819	172	1/24/2013	1996
Citizens Bank	Elmwood Park	IL	—	431	2,441	—	2,872	660	8/1/2010	1984
Citizens Bank	Evergreen Park	IL	—	167	944	—	1,111	269	8/1/2010	1984
Citizens Bank	Lyons	IL	—	214	1,212	—	1,426	345	8/1/2010	1959
Citizens Bank	Olympia Fields	IL	1,292	426	1,704	—	2,130	247	4/26/2012	1974
Citizens Bank	Orland Hills	IL	2,646	1,253	2,327	—	3,580	255	12/14/2012	1995
Citizens Bank	Westchester	IL	—	366	853	—	1,219	86	2/22/2013	1986
Citizens Bank	Wilmington	IL	—	330	1,872	—	2,202	496	8/1/2010	1966
Citizens Bank	Dorchester	MA	485	386	386	—	772	56	4/26/2012	1960
Citizens Bank	Ludlow	MA	—	810	540	—	1,350	66	9/28/2012	1995
Citizens Bank	Malden	MA	—	488	596	—	1,084	73	9/28/2012	1920
Citizens Bank	Malden	MA	1,697	484	1,935	—	2,419	238	9/28/2012	1988
Citizens Bank	Medford	MA	1,194	589	1,094	—	1,683	134	9/28/2012	1938
Citizens Bank	Milton	MA	2,244	619	2,476	—	3,095	271	12/14/2012	1968
Citizens Bank	New Bedford	MA	—	297	694	—	991	85	9/28/2012	1983
Citizens Bank	Randolph	MA	1,383	480	1,439	—	1,919	177	9/28/2012	1979
Citizens Bank	Somerville	MA	—	561	561	—	1,122	69	9/28/2012	1940
Citizens Bank	South Dennis	MA	—	—	1,294	—	1,294	142	12/14/2012	1986
Citizens Bank	Springfield	MA	—	187	747	—	934	65	5/10/2013	1975
Citizens Bank	Tewksbury	MA	813	266	1,063	—	1,329	154	4/26/2012	1998
Citizens Bank	Wilbraham	MA	458	148	591	—	739	86	4/26/2012	1967
Citizens Bank	Winthrop	MA	—	390	724	—	1,114	89	9/28/2012	1974
Citizens Bank	Woburn	MA	—	350	816	—	1,166	89	12/14/2012	1991
Citizens Bank	Clinton Township	MI	—	574	3,250	—	3,824	930	8/1/2010	1970

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Citizens Bank	Dearborn	MI	—	434	2,461	—	2,895	652	8/1/2010	1977
Citizens Bank	Dearborn	MI	—	385	2,184	—	2,569	579	8/1/2010	1974
Citizens Bank	Detroit	MI	—	112	636	—	748	183	8/1/2010	1958
Citizens Bank	Detroit	MI	—	204	1,159	—	1,363	334	8/1/2010	1956
Citizens Bank	Farmington	MI	—	303	707	—	1,010	77	12/14/2012	1962
Citizens Bank	Grosse Pointe	MI	—	410	2,322	—	2,732	652	8/1/2010	1975
Citizens Bank	Harper Woods	MI	—	207	1,171	—	1,378	337	8/1/2010	1982
Citizens Bank	Highland Park	MI	—	150	848	—	998	244	8/1/2010	1967
Citizens Bank	Lathrup Village	MI	—	283	1,602	—	1,885	456	8/1/2010	1980
Citizens Bank	Livonia	MI	—	261	1,476	—	1,737	425	8/1/2010	1959
Citizens Bank	Richmond	MI	—	168	951	—	1,119	274	8/1/2010	1980
Citizens Bank	Southfield	MI	—	283	1,605	—	1,888	459	8/1/2010	1975
Citizens Bank	St. Clair Shores	MI	—	309	1,748	—	2,057	503	8/1/2010	1960
Citizens Bank	Troy	MI	—	312	935	—	1,247	102	12/14/2012	1980
Citizens Bank	Utica	MI	—	376	2,133	—	2,509	599	8/1/2010	1982
Citizens Bank	Warren	MI	—	178	1,009	—	1,187	287	8/1/2010	1963
Citizens Bank	Keene	NH	1,885	132	2,511	—	2,643	275	12/14/2012	1900
Citizens Bank	Manchester	NH	—	640	782	—	1,422	96	9/28/2012	1941
Citizens Bank	Manchester	NH	—	—	1,568	—	1,568	172	12/14/2012	1995
Citizens Bank	Ossipee	NH	269	176	264	—	440	38	4/26/2012	1980
Citizens Bank	Pelham	NH	280	113	340	—	453	49	4/26/2012	1983
Citizens Bank	Pittsfield	NH	—	160	908	—	1,068	258	8/1/2010	1976
Citizens Bank	Rollinsford	NH	—	78	444	—	522	126	8/1/2010	1977
Citizens Bank	Salem	NH	—	328	1,312	—	1,640	144	12/14/2012	1980
Citizens Bank	Haddon Heights	NJ	—	316	948	—	1,264	74	7/23/2013	1965
Citizens Bank	Marlton	NJ	781	444	825	—	1,269	120	4/26/2012	1988
Citizens Bank	Albany	NY	823	232	1,315	—	1,547	348	8/1/2010	1960
Citizens Bank	Amherst	NY	881	238	1,348	—	1,586	364	8/1/2010	1965

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Citizens Bank	East Aurora	NY	599	162	919	—	1,081	248	8/1/2010	1996
Citizens Bank	Greene	NY	768	216	1,227	—	1,443	325	8/1/2010	1981
Citizens Bank	Johnstown	NY	578	163	923	—	1,086	245	8/1/2010	1973
Citizens Bank	Port Jervis	NY	531	143	811	—	954	224	8/1/2010	1995
Citizens Bank	Rochester	NY	616	166	943	—	1,109	255	8/1/2010	1962
Citizens Bank	Schenectady	NY	1,036	292	1,655	—	1,947	439	8/1/2010	1974
Citizens Bank	Vails Gate	NY	1,008	284	1,610	—	1,894	427	8/1/2010	1995
Citizens Bank	Whitesboro	NY	463	130	739	—	869	196	8/1/2010	1995
Citizens Bank	Alliance	OH	—	204	1,156	—	1,360	335	8/1/2010	1972
Citizens Bank	Bedford	OH	533	175	699	—	874	101	4/26/2012	2005
Citizens Bank	Boardman	OH	—	280	1,589	—	1,869	460	8/1/2010	1984
Citizens Bank	Broadview Heights	OH	—	201	1,140	—	1,341	314	8/1/2010	1982
Citizens Bank	Brunswick	OH	—	186	1,057	—	1,243	306	8/1/2010	2004
Citizens Bank	Cleveland	OH	—	239	1,357	—	1,596	393	8/1/2010	1973
Citizens Bank	Cleveland	OH	—	210	1,190	—	1,400	345	8/1/2010	1950
Citizens Bank	Cleveland	OH	—	182	1,031	—	1,213	299	8/1/2010	1930
Citizens Bank	Fairlawn	OH	1,885	511	2,045	—	2,556	224	12/14/2012	1979
Citizens Bank	Lakewood	OH	—	196	1,111	—	1,307	294	8/1/2010	1985
Citizens Bank	Louisville	OH	—	191	1,080	—	1,271	313	8/1/2010	1960
Citizens Bank	Massillon	OH	—	287	1,624	—	1,911	470	8/1/2010	1995
Citizens Bank	Massillon	OH	—	212	1,202	—	1,414	348	8/1/2010	1958
Citizens Bank	Mentor	OH	—	178	1,011	—	1,189	288	8/1/2010	1976
Citizens Bank	Northfield	OH	—	317	1,797	—	2,114	511	8/1/2010	1969
Citizens Bank	Parma	OH	608	248	744	—	992	108	4/26/2012	1972
Citizens Bank	Parma	OH	—	475	581	—	1,056	64	12/14/2012	1971
Citizens Bank	Parma Heights	OH	—	426	638	—	1,064	70	12/14/2012	1957
Citizens Bank	Rocky River	OH	—	283	1,602	—	1,885	424	8/1/2010	1972
Citizens Bank	South Russell	OH	—	106	957	—	1,063	105	12/14/2012	1981

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Citizens Bank	Wadsworth	OH	—	158	893	—	1,051	259	8/1/2010	1960
Citizens Bank	Willoughby	OH	—	395	2,239	—	2,634	637	8/1/2010	1920
Citizens Bank	Aliquippa	PA	—	138	782	—	920	86	12/14/2012	1953
Citizens Bank	Allison Park	PA	—	314	733	—	1,047	90	9/28/2012	1972
Citizens Bank	Altoona	PA	—	153	459	—	612	50	12/14/2012	1971
Citizens Bank	Ambridge	PA	762	215	1,217	—	1,432	322	8/1/2010	1925
Citizens Bank	Ashley	PA	—	225	675	—	900	74	12/14/2012	1928
Citizens Bank	Beaver Falls	PA	—	138	553	—	691	68	9/28/2012	1995
Citizens Bank	Butler	PA	—	286	1,144	—	1,430	125	12/14/2012	1966
Citizens Bank	Camp Hill	PA	—	430	645	—	1,075	71	12/14/2012	1971
Citizens Bank	Carlisle	PA	468	234	546	—	780	79	4/26/2012	1960
Citizens Bank	Carnegie	PA	—	73	1,396	—	1,469	153	12/14/2012	1920
Citizens Bank	Dallas	PA	—	213	1,205	—	1,418	148	9/28/2012	1949
Citizens Bank	Dillsburg	PA	—	232	926	—	1,158	101	12/14/2012	1935
Citizens Bank	Drexel Hill	PA	—	266	1,064	—	1,330	116	12/14/2012	1950
Citizens Bank	Erie	PA	—	168	671	—	839	73	12/14/2012	1954
Citizens Bank	Ford City	PA	—	89	802	—	891	88	12/14/2012	1975
Citizens Bank	Glenside	PA	1,257	343	1,370	—	1,713	119	5/22/2013	1958
Citizens Bank	Greensburg	PA	—	45	861	—	906	94	12/14/2012	1957
Citizens Bank	Grove City	PA	323	292	239	—	531	35	4/26/2012	1977
Citizens Bank	Grove City	PA	506	41	782	—	823	114	4/26/2012	1920
Citizens Bank	Harrisburg	PA	560	512	419	—	931	61	4/26/2012	1967
Citizens Bank	Havertown	PA	—	219	875	—	1,094	107	9/28/2012	2003
Citizens Bank	Highspire	PA	—	216	649	—	865	71	12/14/2012	1974
Citizens Bank	Homestead	PA	—	202	807	—	1,009	99	9/28/2012	1960
Citizens Bank	Kingston	PA	—	404	943	—	1,347	103	12/14/2012	1977
Citizens Bank	Kittanning	PA	—	56	1,060	—	1,116	116	12/14/2012	1889
Citizens Bank	Kutztown	PA	490	81	725	—	806	102	5/11/2012	1974

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Citizens Bank	Lancaster	PA	555	368	552	—	920	80	4/26/2012	1965
Citizens Bank	Lancaster	PA	—	383	468	—	851	57	9/28/2012	1967
Citizens Bank	Latrobe	PA	—	148	591	—	739	65	12/14/2012	1969
Citizens Bank	Lititz	PA	458	37	708	—	745	103	4/26/2012	1923
Citizens Bank	Lower Burrell	PA	—	180	722	—	902	79	12/14/2012	1980
Citizens Bank	Matamoras	PA	—	509	946	—	1,455	103	12/14/2012	1920
Citizens Bank	Mechanicsburg	PA	1,620	288	2,590	—	2,878	318	9/28/2012	1900
Citizens Bank	Mercer	PA	—	105	314	—	419	34	12/14/2012	1964
Citizens Bank	Milford	PA	—	513	769	—	1,282	84	12/14/2012	1981
Citizens Bank	Monesson	PA	703	198	1,123	—	1,321	298	8/1/2010	1930
Citizens Bank	Mount Lebanon	PA	1,577	215	1,939	—	2,154	238	9/28/2012	1960
Citizens Bank	Mountain Top	PA	—	111	631	—	742	69	12/14/2012	1980
Citizens Bank	Munhall	PA	232	191	191	—	382	28	4/26/2012	1973
Citizens Bank	Narberth	PA	1,491	420	2,381	—	2,801	631	8/1/2010	1935
Citizens Bank	New Stanton	PA	581	330	612	—	942	89	4/26/2012	1975
Citizens Bank	Oakmont	PA	—	199	1,127	—	1,326	123	12/14/2012	1967
Citizens Bank	Oil City	PA	—	110	623	—	733	68	12/14/2012	1965
Citizens Bank	Philadelphia	PA	565	184	735	—	919	107	4/26/2012	1904
Citizens Bank	Philadelphia	PA	—	127	722	—	849	79	12/14/2012	1920
Citizens Bank	Philadelphia	PA	—	266	1,065	—	1,331	117	12/14/2012	1971
Citizens Bank	Pitcairn	PA	—	46	867	—	913	95	12/14/2012	1985
Citizens Bank	Pittsburgh	PA	—	215	1,219	—	1,434	150	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	256	767	—	1,023	94	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	185	1,051	—	1,236	115	12/14/2012	1960
Citizens Bank	Pittsburgh	PA	—	389	1,168	—	1,557	128	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	146	2,770	—	2,916	303	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	2,262	470	2,661	—	3,131	291	12/14/2012	1979
Citizens Bank	Pittsburgh	PA	1,244	516	1,204	—	1,720	132	12/14/2012	1970

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Citizens Bank	Pittsburgh	PA	—	206	1,852	—	2,058	203	12/14/2012	1923
Citizens Bank	Pittsburgh	PA	918	196	1,110	—	1,306	121	12/14/2012	1980
Citizens Bank	Pittsburgh	PA	—	255	1,019	—	1,274	111	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	—	268	2,413	—	2,681	264	12/14/2012	1970
Citizens Bank	Reading	PA	—	269	1,524	—	1,793	139	4/12/2013	1904
Citizens Bank	Reading	PA	—	267	802	—	1,069	88	12/14/2012	1970
Citizens Bank	Shippensburg	PA	345	143	429	—	572	62	4/26/2012	1985
Citizens Bank	Slovan	PA	205	217	117	—	334	17	4/26/2012	1975
Citizens Bank	State College	PA	452	256	475	—	731	69	4/26/2012	1966
Citizens Bank	Temple	PA	—	268	626	—	894	77	9/28/2012	1936
Citizens Bank	Turtle Creek	PA	—	308	923	—	1,231	113	9/28/2012	1970
Citizens Bank	Tyrone	PA	—	146	583	—	729	64	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	411	617	—	1,028	67	12/14/2012	1966
Citizens Bank	Verona	PA	549	264	616	—	880	89	4/26/2012	1972
Citizens Bank	Warrendale	PA	—	611	916	—	1,527	100	12/14/2012	1981
Citizens Bank	West Grove	PA	544	181	725	—	906	105	4/26/2012	1880
Citizens Bank	West Hazleton	PA	—	279	2,509	—	2,788	308	9/28/2012	1900
Citizens Bank	Wexford	PA	—	180	719	—	899	79	12/14/2012	1975
Citizens Bank	York	PA	581	337	626	—	963	91	4/26/2012	1955
Citizens Bank	Coventry	RI	—	559	559	—	1,118	69	9/28/2012	1968
Citizens Bank	Cranston	RI	—	411	1,234	—	1,645	135	12/14/2012	1967
Citizens Bank	East Greenwich	RI	—	227	680	—	907	74	12/14/2012	1959
Citizens Bank	Johnston	RI	—	343	1,030	—	1,373	127	9/28/2012	1972
Citizens Bank	N. Providence	RI	1,445	200	1,800	—	2,000	197	12/31/2012	1971
Citizens Bank	N. Providence	RI	—	223	892	—	1,115	98	12/14/2012	1971
Citizens Bank	Providence	RI	—	300	899	—	1,199	98	12/14/2012	1960
Citizens Bank	Rumford	RI	—	352	654	—	1,006	72	12/14/2012	1977
Citizens Bank	Wakefield	RI	—	517	959	—	1,476	118	9/28/2012	1976

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Citizens Bank	Warren	RI	—	328	609	—	937	75	9/28/2012	1980
Citizens Bank	Warwick	RI	—	1,570	5,030	—	6,600	346	9/24/2013	1969
Citizens Bank	Warwick	RI	—	1,870	8,828	—	10,698	602	9/24/2013	1995
Citizens Bank	Middlebury	VT	—	363	544	—	907	60	12/14/2012	1969
Citizens Bank	Poultney	VT	—	149	847	—	996	233	8/1/2010	1860
Citizens Bank	St. Albans	VT	—	141	798	—	939	220	8/1/2010	1989
Citizens Bank	White River Junction	VT	—	183	1,039	—	1,222	286	8/1/2010	1975
City Buffet	Alexander City	AL	—	292	331	—	623	27	6/27/2013	1988
Coborn's Liquor Store	Stanley	ND	—	1,163	5,037	—	6,200	226	2/21/2014	2014
Coborn's Liquor Store	Tioga	ND	—	1,065	4,581	—	5,646	110	6/26/2014	2014
Comcast	Englewood	CO	—	1,490	5,060	—	6,550	303	11/5/2013	1999
Commonwealth Foundation	Silver Spring	MD	—	—	180	3,257	3,437	—	11/5/2013	1971
Community Bank	Lake Mary	FL	—	1,230	1,504	—	2,734	97	10/1/2013	1990
Community Bank	Whitehall	NY	375	106	600	—	706	159	8/1/2011	1995
CompUSA	Arlington	TX	1,770	2,437	1,467	—	3,904	88	2/7/2014	1992
ConAgra Foods	Omaha	NE	—	6,451	30,697	—	37,148	749	3/28/2014	1989
ConAgra Foods	Milton	PA	16,245	5,656	27,242	—	32,898	1,116	2/7/2014	1991
Conn's	Austin	TX	2,814	740	2,958	—	3,698	102	5/19/2014	2002
Conn's	Austin	TX	2,894	658	2,631	350	3,639	93	5/19/2014	2002
Conn's	Hurst	TX	1,531	497	1,990	—	2,487	71	5/19/2014	1999
Cooper Tire & Rubber	Franklin	IN	16,620	4,438	33,994	—	38,432	2,333	11/5/2013	2009
Cost Plus	La Quinta	CA	—	1,211	4,786	—	5,997	225	2/7/2014	2007
County of Yolo, CA	Woodland	CA	10,332	2,640	13,681	—	16,321	731	11/5/2013	2001
Cowboy's Express	Monticello	AR	—	43	36	—	79	3	6/27/2013	1982

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Cracker Barrel	Braselton	GA	2,935	1,294	2,403	—	3,697	360	11/13/2012	2005
Cracker Barrel	Bremen	GA	2,677	1,012	2,361	—	3,373	353	11/13/2012	2006
Cracker Barrel	Columbus	GA	—	912	3,153	—	4,065	161	2/7/2014	2003
Cracker Barrel	Greensboro	NC	—	1,632	2,495	—	4,127	132	2/7/2014	2005
Cracker Barrel	Mebane	NC	2,514	1,106	2,054	—	3,160	307	11/13/2012	2004
Cracker Barrel	Rocky Mount	NC	—	1,274	2,334	—	3,608	127	2/7/2014	2006
Cracker Barrel	Fort Mill	SC	—	1,301	2,721	—	4,022	145	2/7/2014	2006
Cracker Barrel	Piedmont	SC	—	1,630	2,927	—	4,557	156	2/7/2014	2005
Cracker Barrel	Abilene	TX	—	1,374	2,933	—	4,307	157	2/7/2014	2005
Cracker Barrel	San Antonio	TX	—	1,725	3,005	—	4,730	151	2/7/2014	2005
Cracker Barrel	Sherman	TX	—	557	3,744	—	4,301	191	2/7/2014	2007
Cracker Barrel	Bristol	VA	—	1,241	1,703	—	2,944	110	2/7/2014	2006
Cracker Barrel	Emporia	VA	2,435	972	2,267	—	3,239	339	11/13/2012	2004
Cracker Barrel	Waynesboro	VA	—	1,536	1,489	—	3,025	117	2/7/2014	2004
Cracker Barrel	Woodstock	VA	2,262	928	2,164	—	3,092	324	11/13/2012	2005
Crest Production Services	Pleasanton	TX	—	519	7,949	—	8,468	343	6/12/2014	2013
Crozer-Keystone Health	Ridley Park	PA	1,970	—	6,114	—	6,114	343	11/5/2013	1976
Cuco Mexican	Circleville	OH	—	140	142	—	282	3	6/27/2013	1986
CVS	Enterprise	AL	4,348	1,475	3,184	—	4,659	76	7/24/2014	2014
CVS	Hoover	AL	—	1,239	2,890	—	4,129	282	5/31/2013	2003
CVS	Meridianville	AL	1,990	1,045	3,057	—	4,102	163	2/7/2014	2008
CVS	Selma	AL	2,682	767	2,126	—	2,893	50	7/24/2014	2014
CVS	Lake Havasu City	AZ	—	824	5,029	—	5,853	241	2/7/2014	2008
CVS	Oro Valley	AZ	4,321	1,646	2,980	—	4,626	72	7/24/2014	2013
CVS	Peoria	AZ	4,676	1,715	3,600	—	5,315	105	7/24/2014	2014
CVS	Phoenix	AZ	5,025	1,511	4,533	—	6,044	329	10/1/2013	2012
CVS	Phoenix	AZ	3,015	901	2,704	—	3,605	196	10/1/2013	2012
CVS	Phoenix	AZ	—	1,812	6,320	—	8,132	305	2/7/2014	2008
CVS	Tucson	AZ	4,781	1,900	3,842	—	5,742	92	7/24/2014	2013
CVS	City of Industry	CA	2,500	1,224	3,202	—	4,426	147	2/7/2014	2009
CVS	Fresno	CA	5,045	1,890	4,409	—	6,299	320	10/1/2013	2012
CVS	Fullerton	CA	8,430	5,827	3,504	—	9,331	84	7/24/2014	2007

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
CVS	Menifee	CA	5,218	1,709	4,559	—	6,268	109	7/24/2014	2013
CVS	Oroville	CA	5,029	1,073	4,516	—	5,589	132	7/24/2014	2013
CVS	Palmdale	CA	5,226	2,493	4,630	—	7,123	336	10/1/2013	2012
CVS	Sacramento	CA	4,724	2,163	4,016	—	6,179	291	10/1/2013	2012
CVS	Norwich	CT	5,454	1,998	5,995	—	7,993	435	10/1/2013	2011
CVS	Dover	DE	2,046	4,081	—	—	4,081	—	2/7/2014	2010
CVS	Lewes	DE	5,412	2,595	3,459	—	6,054	83	7/24/2014	2013
CVS	Auburndale	FL	1,565	1,418	2,038	—	3,456	100	2/7/2014	1999
CVS	Boca Raton	FL	2,625	—	3,560	—	3,560	192	2/7/2014	2009
CVS	Ft. Myers	FL	3,025	2,335	3,502	—	5,837	189	2/7/2014	2009
CVS	Gulf Breeze	FL	1,079	545	—	—	545	—	2/7/2014	2009
CVS	Jacksonville	FL	3,715	2,240	4,323	—	6,563	215	2/7/2014	2009
CVS	Lake Wales	FL	1,625	1,128	2,502	—	3,630	123	2/7/2014	1999
CVS	Lakeland	FL	2,258	587	2,347	—	2,934	170	10/1/2013	2012
CVS	Naples	FL	2,675	—	4,164	—	4,164	204	2/7/2014	2009
CVS	New Port Richey	FL	1,670	1,149	2,966	—	4,115	144	2/7/2014	2004
CVS	St. Augustine	FL	—	1,264	3,674	—	4,938	182	2/7/2014	2008
CVS	St. Cloud	FL	2,626	1,534	1,875	—	3,409	192	4/12/2013	2002
CVS	Alpharetta	GA	—	572	858	—	1,430	118	9/28/2012	1994
CVS	Athens	GA	—	1,282	4,546	—	5,828	230	2/7/2014	2009
CVS	Macon	GA	2,702	1,079	2,457	—	3,536	59	7/24/2014	2013
CVS	Manchester	GA	3,130	824	2,734	—	3,558	65	7/24/2014	2013
CVS	Ringgold	GA	1,948	1,346	2,939	—	4,285	157	2/7/2014	2007
CVS	Statesboro	GA	4,320	998	3,581	—	4,579	86	7/24/2014	2013
CVS	Stockbridge	GA	—	855	1,283	—	2,138	144	2/28/2013	1998
CVS	Vidalia	GA	—	368	1,105	—	1,473	152	9/28/2012	2000
CVS	Des Moines	IA	4,065	1,135	3,356	—	4,491	81	7/24/2014	2014
CVS	Cary	IL	4,343	1,800	3,071	—	4,871	74	7/24/2014	2009
CVS	Chicago	IL	—	1,029	6,346	—	7,375	304	2/7/2014	2009
CVS	Dolton	IL	—	580	5,298	—	5,878	247	2/7/2014	2008
CVS	Mendota	IL	4,030	1,418	3,051	—	4,469	73	7/24/2014	2013
CVS	Northbrook	IL	25,155	3,471	41,765	—	45,236	1,685	2/7/2014	1980

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
CVS	Westville	IL	2,912	525	2,773	—	3,298	66	7/24/2014	2013
CVS	Brazil	IN	—	419	2,456	—	2,875	129	2/24/2014	1997
CVS	Brookville	IN	3,306	906	2,463	—	3,369	59	7/24/2014	2014
CVS	Edinburgh	IN	—	420	1,530	—	1,950	82	2/24/2014	1998
CVS	Evansville	IN	1,850	227	3,060	—	3,287	149	2/7/2014	2000
CVS	Fort Wayne	IN	4,092	2,021	2,543	—	4,564	74	7/24/2014	2014
CVS	Franklin	IN	—	310	2,787	—	3,097	467	3/29/2012	1999
CVS	Mishawaka	IN	2,258	409	4,532	—	4,941	224	2/7/2014	2007
CVS	Tipton	IN	—	311	1,726	—	2,037	92	2/24/2014	1998
CVS	Emporia	KS	3,978	544	3,834	—	4,378	91	7/24/2014	2014
CVS	Junction City	KS	3,087	524	2,967	—	3,491	72	7/24/2014	2014
CVS	Lawrence	KS	2,908	837	4,392	—	5,229	216	2/7/2014	2009
CVS	Wichita	KS	3,759	1,645	2,451	—	4,096	59	7/24/2014	2014
CVS	Elizabethtown	KY	4,281	1,309	3,337	—	4,646	97	7/24/2014	2014
CVS	Baton Rouge	LA	3,932	1,395	2,899	—	4,294	70	7/24/2014	2014
CVS	Bossier City	LA	3,996	1,671	2,715	—	4,386	66	7/24/2014	2013
CVS	Mandeville	LA	4,020	2,385	2,915	—	5,300	211	10/1/2013	2012
CVS	Metairie	LA	4,121	1,895	3,519	—	5,414	255	10/1/2013	2012
CVS	Metairie	LA	7,046	3,435	4,134	—	7,569	97	7/24/2014	2013
CVS	New Orleans	LA	3,719	2,439	2,439	—	4,878	177	10/1/2013	2012
CVS	Slidell	LA	4,355	1,142	4,568	—	5,710	331	10/1/2013	2012
CVS	Slidell	LA	4,861	1,789	3,447	—	5,236	83	7/24/2014	2014
CVS	Hingham	MA	5,695	1,873	5,619	—	7,492	407	10/1/2013	2012
CVS	Lawrence	MA	6,567	3,726	3,548	—	7,274	84	7/24/2014	2012
CVS	Malden	MA	5,360	1,757	5,271	—	7,028	382	10/1/2013	2012
CVS	Detroit	MI	—	270	2,427	—	2,697	273	2/28/2013	1999
CVS	Harper Woods	MI	—	499	2,829	—	3,328	318	2/28/2013	1999
CVS	Minneapolis	MN	—	266	4,693	—	4,959	206	2/7/2014	2009
CVS	Branson	MO	4,190	493	4,200	—	4,693	101	7/24/2014	2013
CVS	Cape Girardeau	MO	4,404	1,417	3,416	—	4,833	82	7/24/2014	2014
CVS	Hannibal	MO	3,871	598	3,329	—	3,927	80	7/24/2014	2014
CVS	Independence	MO	2,092	780	3,121	—	3,901	114	5/19/2014	2000

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
CVS	O'Fallon	MO	5,344	3,116	2,713	—	5,829	65	7/24/2014	2012
CVS	Rolla	MO	3,474	752	3,039	—	3,791	88	7/24/2014	2013
CVS	Sikeston	MO	2,791	1,057	2,101	—	3,158	51	7/24/2014	2013
CVS	St. Joseph	MO	3,015	1,022	3,067	—	4,089	222	10/1/2013	2012
CVS	St. Louis	MO	4,058	1,858	2,559	—	4,417	61	7/24/2014	2013
CVS	Hattiesburg	MS	4,404	1,840	3,141	—	4,981	92	7/24/2014	2013
CVS	Southaven	MS	3,030	1,849	3,217	—	5,066	187	2/7/2014	2009
CVS	Southaven	MS	4,270	1,281	4,100	—	5,381	234	2/7/2014	2009
CVS	Beaufort	NC	2,781	378	3,404	—	3,782	247	10/1/2013	2011
CVS	Charlotte	NC	—	1,185	2,176	—	3,361	102	2/7/2014	2008
CVS	Eden	NC	—	836	1,450	—	2,286	72	2/7/2014	1998
CVS	Erwin	NC	2,607	657	2,227	—	2,884	53	7/24/2014	2013
CVS	Kernersville	NC	—	960	1,313	—	2,273	64	2/7/2014	1998
CVS	Sanford	NC	2,870	1,260	2,087	—	3,347	50	7/24/2014	2013
CVS	Weaverville	NC	3,098	1,998	4,307	—	6,305	228	2/7/2014	2009
CVS	Whiteville	NC	—	637	2,546	—	3,183	91	5/19/2014	2004
CVS	Norfolk	NE	4,176	720	3,960	—	4,680	95	7/24/2014	2013
CVS	Cherry Hill	NJ	—	2,255	—	—	2,255	—	2/7/2014	2011
CVS	Edison	NJ	—	3,318	—	—	3,318	—	2/7/2014	2008
CVS	Lawrenceville	NJ	5,170	2,674	6,412	—	9,086	311	2/7/2014	2009
CVS	Albuquerque	NM	3,719	975	3,899	—	4,874	283	10/1/2013	2011
CVS	Albuquerque	NM	3,920	1,029	4,118	—	5,147	299	10/1/2013	2011
CVS	Las Cruces	NM	4,925	1,295	5,178	—	6,473	375	10/1/2013	2012
CVS	North Las Vegas	NV	3,268	1,374	3,207	—	4,581	457	8/22/2012	2004
CVS	Sparks	NV	—	486	5,894	—	6,380	293	2/7/2014	2009
CVS	Gloversville	NY	3,382	402	3,419	—	3,821	83	7/24/2014	2013
CVS	Henrietta	NY	—	965	1,180	—	2,145	150	11/8/2012	1997
CVS	Mineola	NY	2,280	—	5,120	—	5,120	240	2/7/2014	2008
CVS	Waterville	NY	2,252	73	2,276	—	2,349	54	7/24/2014	1966
CVS	Bowling Green	OH	3,532	1,718	2,387	—	4,105	57	7/24/2014	2013
CVS	Green	OH	3,436	1,380	2,556	—	3,936	75	7/24/2014	2013
CVS	Ironton	OH	2,871	1,083	2,183	—	3,266	53	7/24/2014	2011

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
CVS	Toledo	OH	4,200	2,170	2,739	—	4,909	66	7/24/2014	2013
CVS	Warren	OH	—	560	1,622	—	2,182	79	2/7/2014	2008
CVS	Claremore	OK	5,148	2,154	3,408	—	5,562	81	7/24/2014	2014
CVS	Duncan	OK	3,327	1,085	2,723	—	3,808	65	7/24/2014	2013
CVS	Durant	OK	2,760	881	2,902	—	3,783	69	7/24/2014	2013
CVS	Edmond	OK	3,087	1,040	2,862	—	3,902	69	7/24/2014	2014
CVS	Enid	OK	4,233	873	3,523	—	4,396	84	7/24/2014	2014
CVS	Muskogee	OK	4,130	1,562	3,089	—	4,651	74	7/24/2014	2014
CVS	Oklahoma City	OK	—	569	1,609	—	2,178	75	2/7/2014	1996
CVS	The Village	OK	3,425	520	4,730	—	5,250	232	2/7/2014	2009
CVS	Tulsa	OK	2,446	950	2,216	—	3,166	161	10/1/2013	2010
CVS	Freeland	PA	982	122	1,096	—	1,218	156	8/8/2012	2004
CVS	Mechanicsburg	PA	3,582	1,155	3,465	—	4,620	442	11/29/2012	2008
CVS	New Castle	PA	1,562	412	2,337	—	2,749	310	10/31/2012	1999
CVS	Shippensburg	PA	1,859	351	1,988	—	2,339	224	2/8/2013	2002
CVS	Titusville	PA	—	670	683	—	1,353	70	2/7/2014	1998
CVS	Towanda	PA	878	—	877	—	877	90	4/24/2013	2003
CVS	Tunkhannock	PA	4,972	1,167	4,014	—	5,181	97	7/24/2014	2014
CVS	Anderson	SC	—	623	1,389	—	2,012	66	2/7/2014	1998
CVS	Cayce	SC	—	1,750	2,701	—	4,451	147	2/7/2014	2009
CVS	Columbia	SC	2,278	—	2,811	—	2,811	246	7/2/2013	2006
CVS	Greenville	SC	—	169	1,520	—	1,689	171	2/28/2013	1997
CVS	Greenville	SC	—	1,108	1,816	—	2,924	93	2/7/2014	1998
CVS	Liberty	SC	3,444	1,416	2,390	—	3,806	57	7/24/2014	2014
CVS	Piedmont	SC	—	836	1,206	—	2,042	56	2/7/2014	1998
CVS	Greeneville	TN	3,331	1,492	2,280	—	3,772	66	7/24/2014	2013
CVS	Jackson	TN	3,082	1,209	2,822	—	4,031	205	10/1/2013	2012
CVS	Knoxville	TN	2,613	1,190	2,210	—	3,400	160	10/1/2013	2011
CVS	Knoxville	TN	4,215	2,378	2,242	—	4,620	53	7/24/2014	2014
CVS	Nashville	TN	—	203	1,148	—	1,351	158	9/28/2012	1996

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
CVS	Anna	TX	4,177	628	3,881	—	4,509	93	7/24/2014	2014
CVS	Brownsville	TX	—	704	4,938	—	5,642	241	2/7/2014	2009
CVS	Canyon Lake	TX	3,390	423	3,275	—	3,698	78	7/24/2014	2014
CVS	Celina	TX	3,820	917	3,332	—	4,249	80	7/24/2014	2014
CVS	Converse	TX	3,538	1,390	3,243	—	4,633	235	10/1/2013	2011
CVS	Corpus Christi	TX	3,509	1,484	2,323	—	3,807	56	7/24/2014	2014
CVS	Donna	TX	4,017	800	3,481	—	4,281	84	7/24/2014	2014
CVS	Dumas	TX	2,312	846	2,537	—	3,383	184	10/1/2013	2011
CVS	Duncanville	TX	2,087	670	2,681	—	3,351	99	5/19/2014	2000
CVS	Edinburg	TX	—	1,179	3,060	—	4,239	157	2/7/2014	2008
CVS	Elsa	TX	2,814	915	2,744	—	3,659	199	10/1/2013	2011
CVS	Ft . Worth	TX	4,147	2,453	3,679	—	6,132	267	10/1/2013	2011
CVS	Gainesville	TX	2,215	341	3,334	—	3,675	158	2/7/2014	2003
CVS	Lago Vista	TX	—	1,183	4,731	—	5,914	169	5/19/2014	2005
CVS	Pflugerville	TX	3,887	1,371	2,855	—	4,226	68	7/24/2014	2014
CVS	Port Aransas	TX	4,666	1,882	3,073	—	4,955	74	7/24/2014	2014
CVS	Rowlett	TX	5,614	1,166	4,442	—	5,608	106	7/24/2014	2014
CVS	San Antonio	TX	3,806	1,996	2,993	—	4,989	217	10/1/2013	2011
CVS	San Antonio	TX	4,422	2,034	3,778	—	5,812	274	10/1/2013	2011
CVS	San Antonio	TX	2,660	868	2,605	—	3,473	189	10/1/2013	2012
CVS	San Antonio	TX	3,879	1,316	2,887	—	4,203	70	7/24/2014	2014
CVS	San Juan	TX	2,345	610	2,441	—	3,051	177	10/1/2013	2012
CVS	Sherman	TX	—	336	4,045	—	4,381	185	2/7/2014	1999
CVS	Roy	UT	4,639	1,255	3,711	—	4,966	88	7/24/2014	2013
CVS	Sandy	UT	4,461	1,327	3,480	—	4,807	83	7/24/2014	1999
CVS	Hardy	VA	2,035	686	2,059	—	2,745	201	5/16/2013	2005
CVS	Lynchburg	VA	1,748	914	2,987	—	3,901	148	2/7/2014	1999
CVS	Madison Heights	VA	1,592	1,015	2,589	—	3,604	127	2/7/2014	1997
CVS	Norfolk	VA	2,399	697	2,789	—	3,486	202	10/1/2013	2011
CVS	Portsmouth	VA	3,367	1,230	3,690	—	4,920	268	10/1/2013	2012
CVS	Portsmouth	VA	6,195	2,171	4,508	—	6,679	108	7/24/2014	2014
CVS	Roanoke	VA	2,269	825	2,474	—	3,299	179	10/1/2013	2011

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
CVS	Virginia Beach	VA	3,114	683	3,868	—	4,551	280	10/1/2013	2012
CVS	Williamsburg	VA	4,115	907	5,137	—	6,044	372	10/1/2013	2011
CVS	Berlin	VT	4,330	1,456	3,349	—	4,805	82	7/24/2014	2014
CVS	Morgantown	WV	5,051	2,631	2,964	—	5,595	71	7/24/2014	2013
Dahl's	Des Moines	IA	—	628	3,947	—	4,575	193	2/7/2014	1947
Dahl's	Des Moines	IA	—	1,163	1,649	—	2,812	82	2/7/2014	1959
Dahl's	Des Moines	IA	—	2,871	11,761	—	14,632	562	2/7/2014	2011
Dahl's	Johnston	IA	—	3,202	6,644	—	9,846	326	2/7/2014	2000
Dairy Queen	Mauldin	SC	—	133	—	—	133	—	6/27/2013	1995
Dairy Queen	Alto	TX	—	50	110	—	160	9	6/27/2013	1995
Dairy Queen	Pineland	TX	—	40	120	—	160	10	6/27/2013	1995
Dairy Queen	Silsbee	TX	—	60	100	—	160	8	6/27/2013	1995
Dairy Queen	Woodville	TX	—	98	65	—	163	5	7/31/2013	1980
DaVita Dialysis	Osceola	AR	—	137	1,232	—	1,369	104	3/28/2013	2009
DaVita Dialysis	Casselberry	FL	—	392	2,320	—	2,712	96	2/7/2014	2007
DaVita Dialysis	Palatka	FL	—	207	1,173	—	1,380	85	6/5/2013	2013
DaVita Dialysis	Sanford	FL	—	530	2,793	—	3,323	108	2/7/2014	2005
DaVita Dialysis	Augusta	GA	—	118	1,818	—	1,936	62	2/7/2014	2000
DaVita Dialysis	Douglasville	GA	—	119	1,858	—	1,977	64	2/7/2014	2001
DaVita Dialysis	Ft. Wayne	IN	—	394	2,963	—	3,357	106	2/7/2014	2008
DaVita Dialysis	Hiawatha	KS	—	69	1,302	—	1,371	99	5/30/2013	2012
DaVita Dialysis	New Orleans	LA	—	511	2,237	—	2,748	27	9/30/2014	2010
DaVita Dialysis	Allen Park	MI	—	209	1,885	—	2,094	208	12/31/2012	1955
DaVita Dialysis	Grand Rapids	MI	—	215	1,794	—	2,009	70	2/7/2014	1997
DaVita Dialysis	Clinton	MO	—	128	896	—	1,024	38	2/26/2014	2003
DaVita Dialysis	St. Pauls	NC	—	138	1,246	—	1,384	81	8/2/2013	2006
DaVita Dialysis	Lawrenceville	NJ	—	633	2,757	—	3,390	106	2/7/2014	2009
DaVita Dialysis	Akron	OH	—	312	1,994	—	2,306	72	3/31/2014	1932
DaVita Dialysis	Cincinnati	OH	—	219	878	—	1,097	74	3/28/2013	2008
DaVita Dialysis	Georgetown	OH	—	125	706	—	831	59	3/28/2013	2009
DaVita Dialysis	Willow Grove	PA	—	311	3,886	—	4,197	139	2/7/2014	1989
DaVita Dialysis	Hartsville	SC	—	126	1,136	—	1,262	87	5/30/2013	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
DaVita Dialysis	Beeville	TX	—	99	1,879	—	1,978	208	12/31/2012	1979
DaVita Dialysis	Federal Way	WA	17,751	1,929	22,357	—	24,286	2,961	11/21/2012	2000
DC Sports Bar & Steakhouse	Eunice	LA	—	500	262	—	762	22	6/27/2013	1995
Del Monte	Lathrop	CA	—	—	41,318	—	41,318	2,835	11/5/2013	1993
Dell Perot Systems	Lincoln	NE	—	2,812	25,566	—	28,378	1,048	2/7/2014	2009
Denny's	Albemarle	NC	—	483	457	—	940	40	6/27/2013	1995
Denny's	Mesa	AZ	—	1,089	891	—	1,980	77	7/31/2013	1994
Denny's	Peoria	AZ	—	310	457	—	767	40	6/27/2013	1995
Denny's	Phoenix	AZ	—	825	1,237	—	2,062	107	7/31/2013	2005
Denny's	Scottsdale	AZ	—	736	491	—	1,227	43	7/31/2013	1980
Denny's	Tempe	AZ	—	378	245	—	623	113	6/27/2013	1980
Denny's	Tempe	AZ	—	1,567	844	—	2,411	73	7/31/2013	1995
Denny's	Winter Springs	FL	—	550	1,668	—	2,218	139	6/27/2013	1995
Denny's	Idaho Falls	ID	—	196	432	—	628	105	6/27/2013	1995
Denny's	Merriam	KS	—	390	1,150	—	1,540	96	6/27/2013	1995
Denny's	Topeka	KS	—	630	446	—	1,076	37	6/27/2013	1995
Denny's	Bloomington	MN	—	1,184	—	—	1,184	—	7/31/2013	1995
Denny's	Branson	MO	—	620	2,209	—	2,829	185	6/27/2013	1995
Denny's	Kansas City	MO	—	750	686	—	1,436	57	6/27/2013	1995
Denny's	N. Kansas City	MO	—	630	937	—	1,567	78	6/27/2013	1995
Denny's	Sedalia	MO	—	500	783	—	1,283	65	6/27/2013	1995
Denny's	Black Mountain	NC	—	210	505	—	715	42	6/27/2013	1995
Denny's	Mooresville	NC	—	250	841	—	1,091	70	6/27/2013	1995
Denny's	Henrietta	NY	—	361	241	—	602	21	7/31/2013	1970
Denny's	Watertown	NY	—	330	1,107	—	1,437	93	6/27/2013	1995
Denny's	Dover	OH	—	610	—	—	610	—	6/27/2013	1970
Denny's	Fremont	OH	—	320	975	—	1,295	82	6/27/2013	1995
Denny's	Marion	OH	—	115	390	—	505	34	6/27/2013	1989
Denny's	Ontario	OR	—	240	1,067	—	1,307	89	6/27/2013	1995
Denny's	Columbia	SC	—	490	1,115	—	1,605	93	6/27/2013	1995
Denny's	Greenville	SC	—	570	554	—	1,124	46	6/27/2013	1995
Denny's	Spartanburg	SC	—	656	353	—	1,009	31	7/31/2013	1991

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Denny's	Pasadena	TX	—	500	1,316	—	1,816	110	6/27/2013	1995
Dick's Sporting Goods	Fort Gratiot	MI	—	722	7,743	—	8,465	379	2/7/2014	2010
Dick's Sporting Goods	Moore	OK	—	1,243	10,426	—	11,669	502	2/7/2014	2012
Dick's Sporting Goods	Charleston	SC	—	3,733	5,025	—	8,758	255	2/7/2014	2005
Dick's Sporting Goods	Jackson	TN	—	1,346	6,106	—	7,452	297	2/7/2014	2007
DJO, LLC	Vista	CA	—	3,732	16,868	—	20,600	900	8/15/2014	2006
Dollar General	Andalusia	AL	—	317	914	—	1,231	11	7/24/2014	2014
Dollar General	Birmingham	AL	—	156	882	—	1,038	126	6/6/2012	2012
Dollar General	Bremen	AL	—	59	1,017	—	1,076	18	9/29/2014	2014
Dollar General	Butler	AL	—	338	1,093	—	1,431	49	3/28/2014	2014
Dollar General	Childersburg	AL	—	328	986	—	1,314	49	2/7/2014	2013
Dollar General	Chunchula	AL	—	174	697	—	871	106	4/26/2012	2012
Dollar General	Cullman	AL	—	331	780	—	1,111	35	3/28/2014	2013
Dollar General	Cullman	AL	—	221	861	—	1,082	13	9/26/2014	2014
Dollar General	Frisco City	AL	—	121	836	—	957	41	2/26/2014	2014
Dollar General	Gardendale	AL	—	142	805	—	947	107	8/9/2012	2012
Dollar General	Hartselle	AL	—	473	983	—	1,456	49	2/7/2014	2013
Dollar General	Headland	AL	—	387	1,091	—	1,478	19	8/13/2014	2014
Dollar General	Mobile	AL	—	207	1,039	—	1,246	51	2/7/2014	2013
Dollar General	Moulton	AL	—	517	1,207	—	1,724	184	4/26/2012	2012
Dollar General	Mt. Vernon	AL	—	260	1,402	—	1,662	69	2/7/2014	2013
Dollar General	Ohatchee	AL	—	97	942	—	1,039	31	4/17/2014	2014
Dollar General	Phenix City	AL	—	267	929	—	1,196	45	2/7/2014	2012
Dollar General	Phenix City	AL	—	386	1,104	—	1,490	55	2/7/2014	2013
Dollar General	Red Level	AL	300	120	680	—	800	122	10/31/2011	2010
Dollar General	Sylacauga	AL	—	120	968	—	1,088	47	2/7/2014	2013
Dollar General	Tarrant	AL	697	217	869	—	1,086	148	12/12/2011	2011
Dollar General	Troy	AL	—	67	963	—	1,030	47	2/7/2014	2013
Dollar General	Tuscaloosa	AL	300	133	756	—	889	129	12/30/2011	2011
Dollar General	Vance	AL	—	191	731	—	922	33	3/28/2014	2014
Dollar General	Ash Flat	AR	—	44	132	—	176	19	6/19/2012	1997
Dollar General	Batesville	AR	—	32	285	—	317	23	7/25/2013	1998

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Batesville	AR	—	42	374	—	416	31	7/25/2013	1999
Dollar General	Beebe	AR	—	51	478	—	529	38	7/25/2013	1999
Dollar General	Bella Vista	AR	—	129	302	—	431	53	11/10/2011	2005
Dollar General	Bergman	AR	—	113	639	—	752	88	7/2/2012	2011
Dollar General	Blytheville	AR	—	30	285	—	315	23	7/25/2013	2000
Dollar General	Carlisle	AR	—	13	245	—	258	43	11/10/2011	2005
Dollar General	Des Arc	AR	—	56	508	—	564	42	7/25/2013	1999
Dollar General	Dumas	AR	—	46	412	—	458	34	7/25/2013	2000
Dollar General	Flippin	AR	—	53	64	—	117	9	6/19/2012	1994
Dollar General	Gassville	AR	—	54	325	—	379	26	7/25/2013	1999
Dollar General	Green Forest	AR	—	52	303	—	355	52	11/10/2011	2005
Dollar General	Higden	AR	—	52	469	—	521	38	7/25/2013	1995
Dollar General	Lake Village	AR	—	64	362	—	426	30	7/25/2013	1995
Dollar General	Lepanto	AR	—	43	389	—	432	32	7/25/2013	1995
Dollar General	Little Rock	AR	—	73	412	—	485	34	7/25/2013	1995
Dollar General	Marvell	AR	—	40	364	—	404	29	7/25/2013	1995
Dollar General	Maynard	AR	—	73	654	—	727	75	12/4/2012	1995
Dollar General	McGehee	AR	—	25	228	—	253	19	7/25/2013	1998
Dollar General	Quitman	AR	—	45	426	—	471	34	7/25/2013	2001
Dollar General	Searcy	AR	—	29	263	—	292	22	7/25/2013	1998
Dollar General	Tuckerman	AR	—	49	280	—	329	23	7/25/2013	1999
Dollar General	White Hall	AR	—	43	388	—	431	32	7/25/2013	1999
Dollar General	Wooster	AR	—	74	664	—	738	76	12/4/2012	1995
Dollar General	Grand Ridge	FL	300	76	684	—	760	117	12/30/2011	2010
Dollar General	Lakeland	FL	—	413	1,810	—	2,223	87	2/7/2014	2012
Dollar General	Molino	FL	400	178	1,007	—	1,185	181	10/31/2011	2011
Dollar General	Palatka	FL	—	113	1,196	—	1,309	42	5/7/2014	2013
Dollar General	Panama City	FL	—	139	312	—	451	39	6/19/2012	1987
Dollar General	Guyton	GA	—	213	852	—	1,065	74	6/3/2013	2011
Dollar General	Lyerly	GA	—	251	992	—	1,243	48	2/7/2014	2012
Dollar General	Shiloh	GA	—	150	743	—	893	19	8/13/2014	2014
Dollar General	Thomaston	GA	—	308	972	—	1,280	48	2/7/2014	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Cedar Falls	IA	—	96	862	—	958	67	8/28/2013	2013
Dollar General	Center Point	IA	—	136	772	—	908	89	12/31/2012	2012
Dollar General	Chariton	IA	—	165	934	—	1,099	125	8/31/2012	2012
Dollar General	Eagle Grove	IA	—	100	902	—	1,002	74	7/9/2013	2013
Dollar General	Estherville	IA	—	226	903	—	1,129	112	10/25/2012	2012
Dollar General	Hampton	IA	593	188	751	—	939	121	2/1/2012	2012
Dollar General	Lake Mills	IA	511	81	728	—	809	118	2/1/2012	2012
Dollar General	Nashua	IA	—	136	768	—	904	99	9/6/2012	2012
Dollar General	Ottumwa	IA	—	143	812	—	955	89	1/31/2013	2012
Dollar General	Altamont	IL	531	211	844	—	1,055	132	3/9/2012	2012
Dollar General	Carthage	IL	—	48	908	—	956	121	8/31/2012	2012
Dollar General	DeSoto	IL	—	138	784	—	922	79	3/26/2013	2013
Dollar General	Fairbury	IL	—	96	867	—	963	75	6/7/2013	2013
Dollar General	Galatia	IL	—	87	1,008	—	1,095	19	7/29/2014	2014
Dollar General	Henry	IL	—	104	934	—	1,038	85	5/23/2013	2013
Dollar General	Jacksonville	IL	—	145	823	—	968	110	8/31/2012	2012
Dollar General	Jonesboro	IL	—	77	309	—	386	54	11/10/2011	2007
Dollar General	Lexington	IL	—	100	899	—	999	116	9/21/2012	2012
Dollar General	Mackinaw	IL	—	149	1,011	—	1,160	50	2/25/2014	2013
Dollar General	Mahomet	IL	—	292	877	—	1,169	68	8/22/2013	2013
Dollar General	Marion	IL	—	153	867	—	1,020	112	9/24/2012	1995
Dollar General	Minonk	IL	—	56	1,034	—	1,090	20	7/2/2014	2014
Dollar General	Mount Morris	IL	—	97	877	—	974	101	12/17/2012	2012
Dollar General	Park Forest	IL	—	390	1,036	—	1,426	16	8/1/2014	2013
Dollar General	Pittsburg	IL	—	97	915	—	1,012	41	3/31/2014	2014
Dollar General	Rockford	IL	—	464	597	—	1,061	14	6/18/2014	2014
Dollar General	Roodhouse	IL	—	207	829	—	1,036	95	12/31/2012	1995
Dollar General	Savanna	IL	—	273	1,093	—	1,366	125	12/31/2012	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	South Pekin	IL	—	104	933	—	1,037	72	8/14/2013	2013
Dollar General	Bainbridge	IN	—	131	765	—	896	11	9/22/2014	2010
Dollar General	Medaryville	IN	—	96	914	—	1,010	28	7/31/2014	2014
Dollar General	Monroeville	IN	486	112	636	—	748	109	12/22/2011	2011
Dollar General	Porter	IN	—	243	995	—	1,238	18	5/29/2014	2014
Dollar General	Rensselaer	IN	—	111	957	—	1,068	21	7/30/2014	2014
Dollar General	Richland	IN	—	156	887	—	1,043	18	4/30/2014	2014
Dollar General	Schneider	IN	—	124	1,010	—	1,134	14	9/17/2014	2014
Dollar General	Auburn	KS	—	42	801	—	843	107	8/31/2012	2009
Dollar General	Caney	KS	—	31	178	—	209	25	6/19/2012	1995
Dollar General	Cottonwood Falls	KS	—	89	802	—	891	107	8/31/2012	2009
Dollar General	Erie	KS	—	42	790	—	832	105	8/31/2012	2009
Dollar General	Garden City	KS	—	136	771	—	907	103	8/31/2012	2010
Dollar General	Harper	KS	—	91	818	—	909	109	8/31/2012	2009
Dollar General	Humboldt	KS	—	44	828	—	872	110	8/31/2012	2010
Dollar General	Kingman	KS	—	142	804	—	946	107	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	40	765	—	805	102	8/31/2012	2010
Dollar General	Minneapolis	KS	—	43	816	—	859	109	8/31/2012	2010
Dollar General	Pomona	KS	—	42	796	—	838	106	8/31/2012	2010
Dollar General	Sedan	KS	—	42	792	—	834	106	8/31/2012	2009
Dollar General	Syracuse	KS	—	43	817	—	860	109	8/31/2012	2010
Dollar General	Berea	KY	—	138	781	—	919	71	5/30/2013	2012
Dollar General	Coldiron	KY	—	187	747	—	934	68	5/30/2013	2013
Dollar General	East Bernstadt	KY	—	141	799	—	940	73	5/30/2013	2012
Dollar General	Eubank	KY	—	137	775	—	912	71	5/30/2013	2013
Dollar General	Monticello	KY	—	251	867	—	1,118	34	4/25/2014	2012
Dollar General	Nancy	KY	—	81	733	—	814	112	4/26/2012	2011
Dollar General	Whitesburg	KY	—	211	845	—	1,056	77	5/30/2013	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Bastrop	LA	—	148	838	—	986	69	7/1/2013	2013
Dollar General	Choudrant	LA	300	83	745	—	828	120	2/6/2012	2011
Dollar General	Converse	LA	—	84	756	—	840	97	9/26/2012	2012
Dollar General	Doyline	LA	—	88	793	—	881	95	11/27/2012	2012
Dollar General	Gardner	LA	457	138	784	—	922	123	3/8/2012	2012
Dollar General	Grambling	LA	—	597	719	—	1,316	37	2/7/2014	2012
Dollar General	Jonesville	LA	—	103	929	—	1,032	120	9/27/2012	2012
Dollar General	Keithville	LA	—	83	750	—	833	104	7/26/2012	2012
Dollar General	Lake Charles	LA	—	102	919	—	1,021	148	2/29/2012	2012
Dollar General	Lake Charles	LA	—	406	770	—	1,176	38	2/7/2014	2012
Dollar General	Mangham	LA	300	40	759	—	799	123	2/6/2012	2011
Dollar General	Mount Hermon	LA	400	94	842	—	936	136	2/6/2012	2009
Dollar General	New Iberia	LA	—	315	736	—	1,051	112	4/26/2012	2011
Dollar General	Patterson	LA	—	259	1,035	—	1,294	157	4/26/2012	2011
Dollar General	Richwood	LA	400	97	869	—	966	140	2/6/2012	2011
Dollar General	Sarepta	LA	—	131	743	—	874	99	8/9/2012	2011
Dollar General	St. Martinville	LA	—	175	1,028	—	1,203	51	2/7/2014	2012
Dollar General	Thibodaux	LA	—	234	1,146	—	1,380	57	2/7/2014	2012
Dollar General	West Monroe	LA	—	153	869	—	1,022	136	3/9/2012	1995
Dollar General	Zachary	LA	—	248	743	—	991	113	4/26/2012	2011
Dollar General	Adams	MA	—	254	1,016	—	1,270	69	10/10/2013	2012
Dollar General	Bangor	MI	—	173	691	—	864	95	7/10/2012	2012
Dollar General	Bronson	MI	—	97	436	—	533	19	8/6/2014	1965
Dollar General	Cadillac	MI	467	187	747	—	934	117	3/16/2012	2012
Dollar General	Camden	MI	—	138	781	—	919	82	2/27/2013	2013
Dollar General	Carleton	MI	445	222	666	—	888	104	3/16/2012	2011
Dollar General	Covert	MI	—	37	704	—	741	94	8/30/2012	2012
Dollar General	Durand	MI	455	181	726	—	907	107	5/18/2012	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	East Jordan	MI	—	125	709	—	834	98	7/10/2012	2012
Dollar General	Flint	MI	416	83	743	—	826	110	5/18/2012	2012
Dollar General	Flint	MI	—	91	820	—	911	102	10/31/2012	2012
Dollar General	Gaylord	MI	—	172	687	—	859	95	7/10/2012	2012
Dollar General	Iron River	MI	—	86	777	—	863	104	8/30/2012	2012
Dollar General	Manchester	MI	—	213	853	—	1,066	90	2/27/2013	2013
Dollar General	Manistique	MI	—	155	876	—	1,031	92	2/27/2013	2012
Dollar General	Melvindale	MI	—	242	967	—	1,209	138	6/26/2012	2012
Dollar General	Mount Morris	MI	—	110	988	—	1,098	104	2/27/2013	2012
Dollar General	Negaunee	MI	—	87	779	—	866	104	8/30/2012	2012
Dollar General	Rapid City	MI	—	179	716	—	895	75	2/27/2013	2012
Dollar General	Romulus	MI	—	199	794	—	993	84	2/27/2013	2011
Dollar General	Roscommon	MI	—	87	781	—	868	104	8/30/2012	2012
Dollar General	Wakefield	MI	—	88	794	—	882	91	12/19/2012	2012
Dollar General	Albert Lea	MN	—	223	551	—	774	16	5/30/2014	1960
Dollar General	Annandale	MN	—	212	848	—	1,060	65	8/2/2013	2013
Dollar General	Barnesville	MN	—	86	841	—	927	41	2/26/2014	2014
Dollar General	Cohasset	MN	—	87	964	—	1,051	34	5/2/2014	2013
Dollar General	Ely	MN	—	174	944	—	1,118	19	4/30/2014	2014
Dollar General	Hawley	MN	—	89	803	—	892	55	10/16/2013	2013
Dollar General	Melrose	MN	—	96	863	—	959	99	12/17/2012	2012
Dollar General	Milaca	MN	—	102	916	—	1,018	66	9/24/2013	2013
Dollar General	Montgomery	MN	—	87	783	—	870	90	12/17/2012	2012
Dollar General	Olivia	MN	—	98	884	—	982	97	1/31/2013	2012
Dollar General	Pequot Lakes	MN	—	155	880	—	1,035	68	8/22/2013	2013
Dollar General	Richmond	MN	—	96	836	—	932	41	2/20/2014	2014
Dollar General	Roseau	MN	—	143	808	—	951	55	10/30/2013	2013
Dollar General	Rush City	MN	—	126	716	—	842	99	7/25/2012	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Springfield	MN	—	88	795	—	883	91	12/26/2012	2012
Dollar General	Staples	MN	—	150	848	—	998	62	9/4/2013	2013
Dollar General	Virginia	MN	—	147	831	—	978	91	1/14/2013	2012
Dollar General	Appleton City	MO	—	22	124	—	146	22	11/10/2011	2004
Dollar General	Ash Grove	MO	—	35	315	—	350	55	11/10/2011	2006
Dollar General	Ashland	MO	—	70	398	—	468	70	11/10/2011	2006
Dollar General	Aurora	MO	—	98	881	—	979	93	2/28/2013	2013
Dollar General	Auxvasse	MO	300	72	650	—	722	114	11/22/2011	2011
Dollar General	Belton	MO	—	105	948	—	1,053	127	8/3/2012	2012
Dollar General	Berkeley	MO	—	132	748	—	880	93	10/9/2012	2012
Dollar General	Bernie	MO	—	35	314	—	349	55	11/10/2011	2007
Dollar General	Billings	MO	—	139	790	—	929	54	10/17/2013	2013
Dollar General	Bloomfield	MO	—	23	215	—	238	37	11/10/2011	2005
Dollar General	Cardwell	MO	—	89	805	—	894	107	8/24/2012	2012
Dollar General	Carterville	MO	—	10	192	—	202	34	11/10/2011	2004
Dollar General	Caruthersville	MO	—	98	878	—	976	113	9/27/2012	2012
Dollar General	Caulfield	MO	—	139	789	—	928	91	12/31/2012	2012
Dollar General	Clarkton	MO	—	19	354	—	373	62	11/10/2011	2007
Dollar General	Clever	MO	—	136	542	—	678	77	6/19/2012	2010
Dollar General	Conway	MO	300	37	694	—	731	122	11/22/2011	2011
Dollar General	De Soto	MO	—	101	912	—	1,013	96	2/14/2013	2013
Dollar General	Diamond	MO	—	44	175	—	219	31	11/10/2011	2005
Dollar General	Doolittle	MO	—	137	778	—	915	60	8/2/2013	2013
Dollar General	Eagle Rock	MO	—	133	786	—	919	39	2/26/2014	2014
Dollar General	Edina	MO	—	127	722	—	849	93	9/13/2012	2012
Dollar General	Eldon	MO	—	52	986	—	1,038	104	2/14/2013	2013
Dollar General	Ellsinore	MO	—	30	579	—	609	102	11/10/2011	2010
Dollar General	Gower	MO	—	118	668	—	786	89	8/31/2012	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Hallsville	MO	—	29	263	—	292	46	11/10/2011	2004
Dollar General	Hawk Point	MO	—	177	709	—	886	95	8/24/2012	2012
Dollar General	Humansville	MO	—	69	277	—	346	40	6/19/2012	2007
Dollar General	Jennings	MO	—	445	826	—	1,271	114	7/13/2012	2012
Dollar General	Joplin	MO	—	144	816	—	960	52	11/12/2013	2013
Dollar General	Kansas City	MO	—	313	731	—	1,044	94	9/21/2012	2012
Dollar General	King City	MO	300	33	625	—	658	110	11/22/2011	2010
Dollar General	Laurie	MO	—	102	918	—	1,020	58	11/15/2013	2013
Dollar General	Lawson	MO	—	29	162	—	191	29	11/10/2011	2003
Dollar General	Lebanon	MO	—	177	708	—	885	91	9/24/2012	2012
Dollar General	Lebanon	MO	—	278	835	—	1,113	107	9/21/2012	2012
Dollar General	Lexington	MO	—	149	846	—	995	61	9/13/2013	2013
Dollar General	Licking	MO	300	76	688	—	764	121	11/22/2011	2010
Dollar General	Lilbourn	MO	—	62	554	—	616	97	11/10/2011	2010
Dollar General	Lonedell	MO	—	208	833	—	1,041	80	4/26/2013	2013
Dollar General	Malden	MO	—	108	974	—	1,082	75	8/2/2013	2013
Dollar General	Marble Hill	MO	—	104	935	—	1,039	120	9/11/2012	2012
Dollar General	Marionville	MO	—	89	797	—	886	99	10/31/2012	2012
Dollar General	Marthasville	MO	300	41	782	—	823	126	2/1/2012	2011
Dollar General	Maysville	MO	300	107	607	—	714	109	10/31/2011	2010
Dollar General	Morehouse	MO	—	87	783	—	870	101	9/7/2012	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	New Haven	MO	—	176	702	—	878	107	4/27/2012	2012
Dollar General	Oak Grove	MO	—	27	106	—	133	15	6/19/2012	1999
Dollar General	Oran	MO	419	83	747	—	830	117	3/30/2012	2012
Dollar General	Osceola	MO	—	93	835	—	928	88	2/19/2013	2012
Dollar General	Ozark	MO	474	190	758	—	948	115	4/27/2012	2012
Dollar General	Ozark	MO	—	149	842	—	991	108	9/24/2012	2012
Dollar General	Pacific	MO	—	151	853	—	1,004	122	6/6/2012	2012
Dollar General	Palmyra	MO	—	40	225	—	265	32	6/19/2012	2003
Dollar General	Plattsburg	MO	—	44	843	—	887	112	8/9/2012	2012
Dollar General	Qulin	MO	—	30	573	—	603	101	11/10/2011	2009
Dollar General	Robertsville	MO	—	131	744	—	875	99	8/24/2012	2011
Dollar General	Rocky Mount	MO	—	88	789	—	877	105	8/31/2012	2012
Dollar General	Rolla	MO	—	209	835	—	1,044	65	8/21/2013	2013
Dollar General	Savannah	MO	—	270	811	—	1,081	63	8/23/2013	2013
Dollar General	Sedadia	MO	—	273	637	—	910	82	9/7/2012	2012
Dollar General	Senath	MO	—	61	552	—	613	79	6/19/2012	2010
Dollar General	Seneca	MO	—	47	189	—	236	27	6/19/2012	1962
Dollar General	Shelbina	MO	—	101	911	—	1,012	83	5/22/2013	2013
Dollar General	Sikeston	MO	555	56	1,056	—	1,112	170	2/24/2012	2011
Dollar General	Sikeston	MO	—	144	819	—	963	109	8/24/2012	2012
Dollar General	Springfield	MO	—	378	702	—	1,080	100	6/14/2012	2012
Dollar General	St. Clair	MO	400	220	879	—	1,099	150	12/30/2011	1995
Dollar General	St. James	MO	—	81	244	—	325	35	6/19/2012	1999
Dollar General	St. Louis	MO	—	372	692	—	1,064	92	8/31/2012	2012
Dollar General	St. Louis	MO	—	260	606	—	866	78	9/26/2012	2012
Dollar General	Stanberry	MO	300	111	629	—	740	110	11/22/2011	2010
Dollar General	Steele	MO	—	31	598	—	629	105	11/10/2011	2009
Dollar General	Strafford	MO	—	51	471	—	522	81	11/10/2011	2009
Dollar General	Vienna	MO	394	78	704	—	782	114	2/24/2012	2011

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	West Plains	MO	—	90	769	—	859	38	2/20/2014	2014
Dollar General	Willow Springs	MO	—	24	213	—	237	30	6/19/2012	2002
Dollar General	Windsor	MO	—	86	829	—	915	41	2/20/2014	2014
Dollar General	Winona	MO	—	52	155	—	207	22	6/19/2012	2001
Dollar General	Edwards	MS	300	75	671	—	746	115	12/30/2011	2011
Dollar General	Greenville	MS	300	82	739	—	821	126	12/30/2011	2011
Dollar General	Hickory	MS	—	77	692	—	769	96	7/2/2012	2011
Dollar General	Jackson	MS	—	198	793	—	991	102	9/27/2012	2011
Dollar General	Meridian	MS	—	178	713	—	891	92	9/13/2012	2011
Dollar General	Meridian	MS	—	40	754	—	794	97	9/13/2012	2011
Dollar General	Moorhead	MS	356	107	606	—	713	89	5/1/2012	2011
Dollar General	Natchez	MS	—	166	664	—	830	95	6/12/2012	2012
Dollar General	Soso	MS	385	116	658	—	774	100	4/12/2012	2011
Dollar General	Stonewall	MS	—	116	655	—	771	90	7/2/2012	2011
Dollar General	Stringer	MS	—	116	655	—	771	91	7/2/2012	2011
Dollar General	Walnut Grove	MS	300	71	641	—	712	110	12/30/2011	2011
Dollar General	Edenton	NC	—	240	1,025	—	1,265	51	2/28/2014	2013
Dollar General	Fayetteville	NC	300	216	647	—	863	105	2/6/2012	2011
Dollar General	Hendersonville	NC	—	360	1,034	—	1,394	51	2/7/2014	2013
Dollar General	Hickory	NC	—	89	804	—	893	107	8/13/2012	2012
Dollar General	Morganton	NC	—	472	1,108	—	1,580	55	2/7/2014	2013
Dollar General	Ocean Isle Beach	NC	400	341	633	—	974	102	2/6/2012	2011
Dollar General	Tryon	NC	—	139	789	—	928	105	8/13/2012	2012
Dollar General	Vass	NC	300	226	528	—	754	85	2/6/2012	2011
Dollar General	Farmington	NM	—	269	807	—	1,076	104	9/6/2012	2012
Dollar General	Farmington	NM	—	224	898	—	1,122	74	7/11/2013	2013
Dollar General	Modena	NY	—	249	996	—	1,245	68	10/10/2013	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Fairfield	OH	—	131	1,272	—	1,403	59	2/7/2014	2013
Dollar General	Forest	OH	300	76	681	—	757	123	10/31/2011	2010
Dollar General	Gratis	OH	—	161	1,042	—	1,203	52	2/18/2014	2013
Dollar General	Greenfield	OH	400	110	986	—	1,096	159	2/23/2012	2011
Dollar General	Hicksville	OH	—	156	1,490	—	1,646	70	2/7/2014	2012
Dollar General	Loudonville	OH	—	236	945	—	1,181	135	6/6/2012	2012
Dollar General	Lowell	OH	—	157	1,114	—	1,271	53	2/7/2014	2012
Dollar General	Lucasville	OH	—	223	893	—	1,116	132	5/16/2012	2012
Dollar General	New Charlisle	OH	—	215	860	—	1,075	119	7/10/2012	2012
Dollar General	New Matamoras	OH	300	123	696	—	819	125	10/31/2011	2010
Dollar General	Payne	OH	300	81	729	—	810	131	10/31/2011	2010
Dollar General	Pemberville	OH	—	146	1,059	—	1,205	51	2/7/2014	2012
Dollar General	Pleasant City	OH	300	131	740	—	871	133	10/31/2011	2010
Dollar General	Sandusky	OH	—	210	1,700	—	1,910	80	2/7/2014	2012
Dollar General	Toledo	OH	—	252	1,149	—	1,401	54	2/7/2014	2012
Dollar General	Wheelersburg	OH	—	395	1,132	—	1,527	56	2/25/2014	1925
Dollar General	Broken Bow	OK	—	331	1,325	—	1,656	40	5/19/2014	2012
Dollar General	Calera	OK	—	136	770	—	906	103	8/31/2012	2010
Dollar General	Commerce	OK	—	38	341	—	379	60	11/10/2011	2006
Dollar General	Hartshorne	OK	—	100	898	—	998	120	8/31/2012	2010
Dollar General	Lexington	OK	—	85	761	—	846	102	8/31/2012	2010
Dollar General	Maud	OK	—	76	688	—	764	92	8/31/2012	2010
Dollar General	Maysville	OK	—	41	785	—	826	105	8/31/2012	2010
Dollar General	Ponca City	OK	—	145	1,161	—	1,306	54	2/7/2014	2012
Dollar General	Rush Spring	OK	—	87	779	—	866	104	8/31/2012	2010
Dollar General	Sand Springs	OK	—	143	811	—	954	59	9/3/2013	2013
Dollar General	Sand Springs	OK	—	43	819	—	862	59	9/3/2013	2013
Dollar General	Sand Springs	OK	—	198	791	—	989	57	9/3/2013	2012
Dollar General	Tahlequah	OK	—	123	1,101	—	1,224	51	2/7/2014	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Wagoner	OK	—	31	1,076	—	1,107	50	2/7/2014	2012
Dollar General	Pleasantville	PA	—	163	941	—	1,104	42	3/24/2014	2013
Dollar General	Sykesville	PA	—	68	1,075	—	1,143	48	3/24/2014	2013
Dollar General	Wattsburg	PA	—	96	1,031	—	1,127	46	3/24/2014	2014
Dollar General	Holly Hill	SC	1,983	259	2,333	—	2,592	235	3/6/2013	2013
Dollar General	West Union	SC	—	46	868	—	914	71	7/3/2013	2011
Dollar General	Doyle	TN	—	75	679	—	754	91	8/22/2012	2012
Dollar General	Manchester	TN	—	114	646	—	760	89	7/26/2012	2012
Dollar General	McMinnville	TN	—	120	679	—	799	94	7/12/2012	2012
Dollar General	Pleasant Hill	TN	300	39	747	—	786	128	12/30/2011	2011
Dollar General	Academy	TX	—	122	693	—	815	105	4/27/2012	2012
Dollar General	Adkins	TX	—	157	889	—	1,046	102	12/31/2012	2012
Dollar General	Amarillo	TX	—	97	877	—	974	68	8/13/2013	2013
Dollar General	Amarillo	TX	—	153	866	—	1,019	67	8/2/2013	2013
Dollar General	Amarillo	TX	—	198	794	—	992	65	7/11/2013	2013
Dollar General	Avinger	TX	—	44	830	—	874	64	8/8/2013	2013
Dollar General	Beeville	TX	—	90	810	—	900	97	11/19/2012	2012
Dollar General	Belton	TX	—	89	804	—	893	85	2/28/2013	2013
Dollar General	Blessing	TX	—	83	745	—	828	85	12/18/2012	2012
Dollar General	Boling	TX	—	92	831	—	923	64	8/13/2013	2013
Dollar General	Brookeland	TX	—	93	840	—	933	65	8/15/2013	2013
Dollar General	Bryan	TX	—	148	840	—	988	108	9/14/2012	2012
Dollar General	Bryan	TX	—	193	772	—	965	99	9/14/2012	2012
Dollar General	Bryan	TX	—	185	740	—	925	99	8/31/2012	2009
Dollar General	Buchanan Dam	TX	562	145	820	—	965	106	9/28/2012	2012
Dollar General	Canyon Lake	TX	—	149	843	—	992	105	10/12/2012	2012
Dollar General	Cedar Creek	TX	—	291	680	—	971	81	11/16/2012	2012
Dollar General	Como	TX	386	76	683	—	759	104	4/20/2012	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Corpus Christi	TX	—	270	809	—	1,079	93	12/26/2012	2012
Dollar General	Diana	TX	—	186	743	—	929	57	8/27/2013	2013
Dollar General	Dickinson	TX	—	87	786	—	873	101	9/25/2012	2012
Dollar General	Donna	TX	—	136	768	—	904	99	9/11/2012	2012
Dollar General	Donna	TX	—	200	799	—	999	99	10/12/2012	2012
Dollar General	Donna	TX	—	145	820	—	965	90	1/31/2013	2012
Dollar General	Edinburg	TX	—	136	769	—	905	99	9/7/2012	2012
Dollar General	Edinburg	TX	—	102	914	—	1,016	75	7/16/2013	2013
Dollar General	Elmendorf	TX	—	94	847	—	941	105	10/23/2012	2012
Dollar General	Ganado	TX	—	95	857	—	952	66	8/13/2013	2013
Dollar General	Gladewater	TX	—	184	736	—	920	98	8/31/2012	2009
Dollar General	Gordonville	TX	384	38	717	—	755	109	4/20/2012	2012
Dollar General	Kyle	TX	—	132	747	—	879	96	9/26/2012	2012
Dollar General	Kyle	TX	—	101	910	—	1,011	53	12/6/2013	2013
Dollar General	La Marque	TX	—	102	917	—	1,019	122	8/31/2012	2010
Dollar General	Lacy Lakeview	TX	—	146	826	—	972	99	11/16/2012	2012
Dollar General	Laredo	TX	—	253	758	—	1,011	105	7/31/2012	2012
Dollar General	Lubbock	TX	—	267	801	—	1,068	107	8/31/2012	2010
Dollar General	Lubbock	TX	—	199	796	—	995	61	8/28/2013	2013
Dollar General	Lubbock	TX	—	148	841	—	989	77	5/16/2013	2013
Dollar General	Lubbock	TX	—	41	825	—	866	41	2/20/2014	2014
Dollar General	Lyford	TX	300	80	724	—	804	124	12/30/2011	2010
Dollar General	Lytle	TX	—	243	971	—	1,214	66	10/30/2013	2013
Dollar General	Mercedes	TX	—	215	859	—	1,074	66	8/2/2013	2013
Dollar General	Mission	TX	—	158	894	—	1,052	90	3/27/2013	2013
Dollar General	Moody	TX	—	41	781	—	822	68	6/11/2013	2013
Dollar General	Morgans Point	TX	—	145	821	—	966	106	9/13/2012	2012
Dollar General	Mount Pleasant	TX	—	214	858	—	1,072	114	8/31/2012	2009

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	New Braunfels	TX	—	205	818	—	1,023	109	8/31/2012	2012
Dollar General	New Braunfels	TX	—	95	855	—	950	90	2/14/2013	2013
Dollar General	New Braunfels	TX	—	156	883	—	1,039	60	10/30/2013	2013
Dollar General	Orange	TX	—	277	1,150	—	1,427	52	2/7/2014	2012
Dollar General	Poteet	TX	400	96	864	—	960	156	10/31/2011	2010
Dollar General	Presidio	TX	—	72	1,370	—	1,442	138	3/28/2013	2013
Dollar General	Progreso	TX	400	169	957	—	1,126	173	10/31/2011	2010
Dollar General	Rio Grande City	TX	300	137	779	—	916	140	10/31/2011	2010
Dollar General	Rio Grande City	TX	514	163	652	—	815	105	2/1/2012	2011
Dollar General	Roma	TX	500	253	1,010	—	1,263	182	10/31/2011	2010
Dollar General	San Antonio	TX	—	252	756	—	1,008	94	10/22/2012	2012
Dollar General	San Antonio	TX	—	222	888	—	1,110	110	10/22/2012	2012
Dollar General	San Antonio	TX	—	163	926	—	1,089	98	2/14/2013	2013
Dollar General	San Antonio	TX	—	271	812	—	1,083	74	5/23/2013	2013
Dollar General	San Antonio	TX	—	239	956	—	1,195	96	3/11/2013	2013
Dollar General	San Antonio	TX	—	220	880	—	1,100	72	7/9/2013	2013
Dollar General	San Antonio	TX	—	333	776	—	1,109	60	8/13/2013	2013
Dollar General	San Benito	TX	—	202	807	—	1,009	62	8/23/2013	2013
Dollar General	San Juan	TX	—	169	956	—	1,125	60	11/15/2013	2013
Dollar General	Silsbee	TX	—	43	810	—	853	112	7/6/2012	2012
Dollar General	Skidmore	TX	—	90	811	—	901	85	2/14/2013	2013
Dollar General	Sullivan City	TX	—	165	876	—	1,041	43	2/26/2014	2014
Dollar General	Texarkana	TX	—	136	772	—	908	52	10/25/2013	2013
Dollar General	Troy	TX	—	93	841	—	934	108	9/12/2012	2012
Dollar General	Tyler	TX	—	219	875	—	1,094	117	8/31/2012	2010
Dollar General	Tyler	TX	—	602	956	—	1,558	48	2/7/2014	2013
Dollar General	Victoria	TX	—	91	817	—	908	90	1/31/2013	2013
Dollar General	Vidor	TX	—	—	1,182	—	1,182	53	2/7/2014	2012
Dollar General	Waco	TX	—	192	767	—	959	102	8/31/2012	2012
Dollar General	Weslaco	TX	—	215	862	—	1,077	111	9/24/2012	2012
Dollar General	Weslaco	TX	—	205	822	—	1,027	56	10/16/2013	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Dollar General	Burkeville	VA	—	160	906	—	1,066	134	5/8/2012	2012
Dollar General	Chesterfield	VA	400	242	726	—	968	117	2/6/2012	2011
Dollar General	Danville	VA	300	155	621	—	776	100	2/6/2012	2011
Dollar General	Hopewell	VA	500	584	713	—	1,297	115	2/6/2012	2011
Dollar General	Hot Springs	VA	400	283	661	—	944	107	2/6/2012	2011
Dollar General	Mellen	WI	300	79	711	—	790	122	12/30/2011	2011
Dollar General	Minong	WI	300	38	727	—	765	124	12/30/2011	2011
Dollar General	Solon Springs	WI	300	76	685	—	761	117	12/30/2011	2011
Dollar General	Chelyan	WV	—	273	1,092	—	1,365	79	9/27/2013	2013
Dollar General	Cowen	WV	—	196	783	—	979	86	1/16/2013	2012
Dollar General	Elkview	WV	—	274	823	—	1,097	64	8/2/2013	2013
Dollar General	McMechen	WV	—	91	819	—	910	90	1/9/2013	2012
Dollar General	Millwood	WV	—	98	881	—	979	72	7/2/2013	2013
Dollar General	Oceana	WV	—	317	1,023	—	1,340	10	11/20/2014	#N/A
Dollar General	Powhatan Point	WV	—	138	784	—	922	64	7/2/2013	2014
Dollar Tree	Chiefland	FL	—	322	1,123	—	1,445	50	3/31/2014	2013
DoPaco	St. Charles	IL	7,789	1,700	8,000	—	9,700	470	2/21/2014	1993
DoPaco	Kinston	NC	8,930	569	8,307	—	8,876	464	2/21/2014	1995
Dragon China Buffet	Carlsbad	NM	—	208	104	—	312	9	6/27/2013	1995
Dunkin Donuts/Baskin-Robbins	Dearborn Heights	MI	—	230	846	—	1,076	68	6/27/2013	1995
Earhart Corporate Center	Ann Arbor	MI	28,818	3,520	39,639	—	43,159	2,122	11/5/2013	2006
East Supreme Buffet	Whitehall	PA	—	384	372	—	756	16	6/27/2013	1997
Eegee's	Tucson	AZ	—	357	436	—	793	34	7/31/2013	1990
Einstein Bros. Bagels	Dearborn	MI	—	190	724	—	914	59	6/27/2013	1995
El Chico	Killeen	TX	—	534	992	—	1,526	86	7/31/2013	1993
El Tapatio Mexican Restaurant	Page	AZ	—	170	133	—	303	12	6/27/2013	1988
Elite Production Services	Cuero	TX	—	127	982	—	1,109	24	6/25/2014	2014
EMC Corporation	Bedford	MA	51,400	16,594	75,137	—	91,731	3,043	2/7/2014	2001

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Emdeon Business Services	Nashville	TN	4,700	688	10,417	—	11,105	382	2/7/2014	2010
Encana Oil & Gas	Plano	TX	66,000	2,493	95,231	—	97,724	3,460	2/7/2014	2012
Energy Maintenance Services US	Pasadena	TX	—	393	2,878	—	3,271	70	6/12/2014	2011
Entegra Fastener Corporation	Wood Dale	IL	4,665	1,508	6,937	—	8,445	153	2/21/2014	1988
Evans Exchange	Evans	GA	6,730	3,452	9,821	—	13,273	450	2/7/2014	2009
Exelis	Herndon	VA	—	1,384	53,584	—	54,968	2,928	11/5/2013	1999
Experian	Schaumburg	IL	—	5,935	26,003	—	31,938	1,065	2/7/2014	1986
Express Energy Services	Pleasanton	TX	—	413	5,541	—	5,954	134	6/12/2014	2012
Express Scripts	Berkeley	MO	22,620	5,706	32,333	—	38,039	5,651	1/25/2012	2011
Exterran Energy Solutions	Fort Worth	TX	—	1,360	5,704	—	7,064	91	9/5/2014	2011
Falcon Valley Shopping Center	Lenexa	KS	6,375	2,081	11,323	—	13,404	530	2/7/2014	1995
Family Dollar	Bessemer	AL	—	295	1,301	—	1,596	35	6/16/2014	2014
Family Dollar	Camden	AL	—	137	851	—	988	28	5/29/2014	2014
Family Dollar	Grove Hill	AL	—	144	741	—	885	14	7/24/2014	2013
Family Dollar	Hayneville	AL	—	172	722	—	894	26	5/7/2014	2013
Family Dollar	Hoover	AL	—	368	1,153	—	1,521	19	8/29/2014	2014
Family Dollar	Huntsville	AL	—	476	1,092	—	1,568	17	8/29/2014	2014
Family Dollar	Jemison	AL	757	143	997	—	1,140	49	2/7/2014	2011
Family Dollar	Marion	AL	—	247	780	—	1,027	15	7/30/2014	2014
Family Dollar	Millbrook	AL	—	316	1,052	—	1,368	18	8/28/2014	2013
Family Dollar	Montgomery	AL	—	218	847	—	1,065	14	8/28/2014	2013
Family Dollar	Montgomery	AL	959	533	936	—	1,469	47	2/7/2014	2010
Family Dollar	Wilmer	AL	—	221	791	—	1,012	26	5/29/2014	2014
Family Dollar	EL DORADO	AR	—	151	806	—	957	16	8/28/2014	1988
Family Dollar	El Dorado	AR	663	49	1,003	—	1,052	46	2/7/2014	2002
Family Dollar	Hot Springs	AR	—	247	845	—	1,092	40	2/7/2014	2011
Family Dollar	Jacksonville	AR	571	155	758	—	913	35	2/7/2014	2002
Family Dollar	Little Rock	AR	467	125	629	—	754	29	2/7/2014	2002

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Ash Fork	AZ	—	123	1,015	—	1,138	17	8/28/2014	2013
Family Dollar	Avondale	AZ	974	603	882	—	1,485	44	2/7/2014	2002
Family Dollar	Casa Grande	AZ	—	454	313	—	767	18	2/7/2014	2003
Family Dollar	Coolidge	AZ	603	126	785	—	911	38	2/7/2014	2000
Family Dollar	Duncan	AZ	—	98	895	—	993	15	8/28/2014	2013
Family Dollar	Fort Mohave	AZ	—	302	571	—	873	30	2/7/2014	2001
Family Dollar	GOLDEN VALLEY	AZ	—	110	772	—	882	16	8/28/2014	2001
Family Dollar	Guadalupe	AZ	—	400	584	—	984	30	2/7/2014	2004
Family Dollar	Mohave Valley	AZ	—	302	281	—	583	16	2/7/2014	2003
Family Dollar	PHOENIX	AZ	—	303	712	—	1,015	14	8/28/2014	2004
Family Dollar	Phoenix	AZ	—	416	1,229	—	1,645	20	8/28/2014	2013
Family Dollar	Phoenix	AZ	—	1,109	767	—	1,876	41	2/7/2014	2003
Family Dollar	Phoenix	AZ	1,040	504	1,079	—	1,583	54	2/7/2014	2003
Family Dollar	Dacano	CO	757	155	959	—	1,114	48	2/7/2014	2003
Family Dollar	Fort Lupton	CO	916	154	1,180	—	1,334	59	2/7/2014	1961
Family Dollar	Rangeley	CO	323	66	593	—	659	87	5/4/2012	2010
Family Dollar	New Britain	CT	—	484	1,280	—	1,764	13	10/14/2014	2013
Family Dollar	Altha	FL	—	126	727	—	853	37	2/7/2014	2011
Family Dollar	Anthony	FL	—	242	1,037	—	1,279	13	10/30/2014	2014
Family Dollar	Apopka	FL	1,127	518	1,402	—	1,920	64	2/7/2014	2011
Family Dollar	Auburndale	FL	—	314	951	—	1,265	16	8/28/2014	2013
Family Dollar	Belleview	FL	—	332	829	—	1,161	39	2/7/2014	2013
Family Dollar	Beverly Hills	FL	—	409	965	—	1,374	16	8/28/2014	2013
Family Dollar	Bonita Springs	FL	—	672	918	—	1,590	47	2/7/2014	2013
Family Dollar	Bristol	FL	631	202	727	—	929	37	2/7/2014	2011
Family Dollar	Bunnell	FL	—	188	936	—	1,124	16	8/28/2014	2013
Family Dollar	Cape Coral	FL	—	675	1,190	—	1,865	53	3/5/2014	2013
Family Dollar	Citra	FL	—	47	1,038	—	1,085	17	8/28/2014	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Clearwater	FL	—	425	1,006	—	1,431	16	8/22/2014	2014
Family Dollar	Deland	FL	1,057	492	1,293	—	1,785	60	2/7/2014	2011
Family Dollar	Deltona	FL	686	171	1,074	—	1,245	47	2/7/2014	2004
Family Dollar	Deltona	FL	1,042	206	1,578	—	1,784	71	2/7/2014	2011
Family Dollar	Fort Meade	FL	417	211	606	—	817	26	2/7/2014	2000
Family Dollar	Fort Myers	FL	973	189	1,344	—	1,533	63	2/7/2014	2002
Family Dollar	Fountain	FL	—	202	825	—	1,027	14	8/28/2014	2014
Family Dollar	Gainesville	FL	1,002	423	1,263	—	1,686	58	2/7/2014	2011
Family Dollar	Graceville	FL	—	367	810	—	1,177	33	4/30/2014	2013
Family Dollar	Jacksonville	FL	1,028	271	1,121	—	1,392	50	2/7/2014	2011
Family Dollar	Jacksonville	FL	789	545	1,173	—	1,718	54	2/7/2014	2008
Family Dollar	Kissimmee	FL	970	643	1,071	—	1,714	48	2/7/2014	2011
Family Dollar	Lake Alfred	FL	—	484	1,006	—	1,490	—	12/23/2014	2014
Family Dollar	Lake City	FL	622	186	872	—	1,058	40	2/7/2014	2011
Family Dollar	Lake Panasoffkee	FL	—	237	696	—	933	31	3/25/2014	2013
Family Dollar	Lakeland	FL	732	339	785	—	1,124	39	2/7/2014	2003
Family Dollar	Largo	FL	—	844	962	—	1,806	48	2/7/2014	2013
Family Dollar	Middleburg	FL	—	274	822	—	1,096	71	6/4/2013	2008
Family Dollar	Milton	FL	644	544	683	—	1,227	29	2/7/2014	2010
Family Dollar	Mulberry	FL	—	131	1,156	—	1,287	19	8/28/2014	2013
Family Dollar	OCALA	FL	—	108	816	—	924	15	8/28/2014	2005
Family Dollar	Ocala	FL	—	344	1,251	—	1,595	57	2/7/2014	2006
Family Dollar	Ocala	FL	968	554	984	—	1,538	48	2/7/2014	2011
Family Dollar	Okeechobee	FL	894	655	580	—	1,235	34	2/7/2014	2011
Family Dollar	Orlando	FL	—	349	1,294	—	1,643	21	8/28/2014	2014
Family Dollar	Orlando	FL	—	291	1,286	—	1,577	21	8/28/2014	2013
Family Dollar	Ormond Beach	FL	—	573	860	—	1,433	74	6/4/2013	2008
Family Dollar	Ormond Beach	FL	—	675	1,152	—	1,827	53	2/7/2014	2011

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Oviedo	FL	—	469	848	—	1,317	42	2/19/2014	2013
Family Dollar	Palatka	FL	—	316	1,054	—	1,370	42	4/25/2014	2014
Family Dollar	Pembroke Park	FL	1,141	656	944	—	1,600	51	2/7/2014	2006
Family Dollar	Pensacola	FL	—	69	1,085	—	1,154	17	8/28/2014	2013
Family Dollar	Pensacola	FL	559	146	907	—	1,053	39	2/7/2014	2003
Family Dollar	Plant City	FL	—	279	1,040	—	1,319	47	2/7/2014	2004
Family Dollar	Plant City	FL	1,173	712	1,113	—	1,825	55	2/7/2014	2005
Family Dollar	Sebring	FL	—	492	1,063	—	1,555	25	6/24/2014	2014
Family Dollar	St Petersburg	FL	1,093	690	1,000	—	1,690	50	2/7/2014	2011
Family Dollar	Tallahassee	FL	—	632	871	—	1,503	45	2/7/2014	2011
Family Dollar	Tampa	FL	1,005	531	1,062	—	1,593	51	2/7/2014	2008
Family Dollar	Tampa	FL	1,168	773	1,057	—	1,830	52	2/7/2014	2011
Family Dollar	Tampa	FL	—	552	792	—	1,344	38	2/7/2014	2013
Family Dollar	Winter Haven	FL	—	534	942	—	1,476	10	8/8/2014	2014
Family Dollar	Zellwood	FL	—	272	1,005	—	1,277	16	8/22/2014	2014
Family Dollar	Abbeville	GA	—	163	768	—	931	20	5/29/2014	2014
Family Dollar	Acworth	GA	—	489	901	—	1,390	16	8/28/2014	2013
Family Dollar	ALMA	GA	—	79	954	—	1,033	16	8/28/2014	1982
Family Dollar	Claxton	GA	—	322	665	—	987	24	5/14/2014	2014
Family Dollar	Cordele	GA	—	136	1,049	—	1,185	31	4/30/2014	2014
Family Dollar	Fayetteville	GA	—	217	1,203	—	1,420	8	11/20/2014	2014
Family Dollar	Helena	GA	—	242	790	—	1,032	39	2/19/2014	2013
Family Dollar	Jeffersonville	GA	—	153	926	—	1,079	15	8/15/2014	2014
Family Dollar	Lenox	GA	—	90	809	—	899	97	11/9/2012	2012
Family Dollar	Lindale	GA	—	227	966	—	1,193	17	8/28/2014	2014
Family Dollar	Macon	GA	—	300	893	—	1,193	15	8/28/2014	2013
Family Dollar	Macon	GA	673	230	851	—	1,081	41	2/7/2014	2011
Family Dollar	Marietta	GA	—	366	749	—	1,115	37	2/19/2014	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Marietta	GA	—	582	1,126	—	1,708	19	8/28/2014	2013
Family Dollar	Omega	GA	—	167	716	—	883	32	3/12/2014	2013
Family Dollar	Richland	GA	—	125	859	—	984	15	8/28/2014	2014
Family Dollar	Riverdale	GA	—	310	1,188	—	1,498	15	9/26/2014	2014
Family Dollar	Vienna	GA	—	62	721	—	783	32	3/12/2014	2013
Family Dollar	Des Moines	IA	—	152	863	—	1,015	67	8/30/2013	1995
Family Dollar	Des Moines	IA	822	411	871	—	1,282	43	2/7/2014	2003
Family Dollar	Fort Dodge	IA	408	152	449	—	601	23	2/7/2014	2002
Family Dollar	Arco	ID	—	76	684	—	760	88	9/18/2012	2012
Family Dollar	Homedale	ID	973	59	1,387	—	1,446	67	2/7/2014	2006
Family Dollar	Kimberly	ID	—	219	657	—	876	63	4/10/2013	2013
Family Dollar	Lombard	IL	—	1,008	543	—	1,551	32	12/12/2013	1967
Family Dollar	Mount Vernon	IL	—	117	1,050	—	1,167	86	7/11/2013	2012
Family Dollar	Pulaski	IL	—	31	588	—	619	67	12/31/2012	2012
Family Dollar	University Park	IL	—	295	688	—	983	47	10/29/2013	2013
Family Dollar	Brookston	IN	—	126	715	—	841	89	10/1/2012	2012
Family Dollar	Indianapolis	IN	613	375	707	—	1,082	31	2/7/2014	2003
Family Dollar	Lake Village	IN	—	154	752	—	906	58	4/30/2014	2013
Family Dollar	Mitchell	IN	—	101	1,119	—	1,220	19	8/28/2014	2014
Family Dollar	Princeton	IN	526	300	486	—	786	25	2/7/2014	2000
Family Dollar	Seymour	IN	—	238	764	—	1,002	38	2/7/2014	2003
Family Dollar	Terre Haute	IN	394	235	427	—	662	21	2/7/2014	2011

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Greensburg	KS	—	80	718	—	798	52	9/9/2013	2012
Family Dollar	Kansas City	KS	—	290	1,170	—	1,460	—	3/14/2014	1995
Family Dollar	Kansas City	KS	—	352	1,026	—	1,378	—	3/17/2014	1995
Family Dollar	Kansas City	KS	982	154	1,367	—	1,521	65	2/7/2014	2002
Family Dollar	Topeka	KS	—	177	1,405	—	1,582	69	2/7/2014	2004
Family Dollar	Wichita	KS	—	216	1,035	—	1,251	17	8/28/2014	2013
Family Dollar	Bowling Green	KY	—	334	951	—	1,285	16	8/28/2014	2013
Family Dollar	Carlisle	KY	—	157	871	—	1,028	15	8/28/2014	2014
Family Dollar	Garrison	KY	—	134	737	—	871	38	2/20/2014	2012
Family Dollar	Rockholds	KY	—	121	988	—	1,109	17	8/28/2014	2014
Family Dollar	Abbeville	LA	740	141	949	—	1,090	47	2/7/2014	2005
Family Dollar	Alexandria	LA	458	168	579	—	747	28	2/7/2014	2005
Family Dollar	Arcadia	LA	—	51	704	—	755	37	2/20/2014	2010
Family Dollar	Avondale	LA	—	381	1,255	—	1,636	21	8/28/2014	2013
Family Dollar	Baton Rouge	LA	—	377	716	—	1,093	36	2/7/2014	2003
Family Dollar	Chalmette	LA	—	751	615	—	1,366	91	5/3/2012	2011
Family Dollar	Farmerville	LA	722	110	968	—	1,078	47	2/7/2014	2003
Family Dollar	Kentwood	LA	683	117	877	—	994	44	2/7/2014	2003
Family Dollar	New Orleans	LA	1,146	547	1,252	—	1,799	60	2/7/2014	2005
Family Dollar	Shreveport	LA	892	177	1,177	—	1,354	57	2/7/2014	2005
Family Dollar	Tickfaw	LA	—	181	543	—	724	85	3/30/2012	2011
Family Dollar	Westwego	LA	—	332	1,052	—	1,384	18	8/28/2014	2013
Family Dollar	Lynn	MA	1,222	400	1,547	—	1,947	73	2/7/2014	2003
Family Dollar	Barryton	MI	—	32	599	—	631	69	12/18/2012	2012
Family Dollar	Birch Run	MI	—	81	729	—	810	60	7/11/2013	1950
Family Dollar	Brooklyn	MI	—	150	634	—	784	32	2/7/2014	2002
Family Dollar	Burton	MI	866	131	1,164	—	1,295	57	2/7/2014	2003
Family Dollar	Detroit	MI	—	130	1,169	—	1,299	139	11/27/2012	2011
Family Dollar	Detroit	MI	—	106	956	—	1,062	87	5/2/2013	1964
Family Dollar	DETROIT	MI	—	110	1,051	—	1,161	18	8/28/2014	2005
Family Dollar	Flint	MI	—	162	1,027	—	1,189	55	2/26/2014	2014
Family Dollar	Hudson	MI	833	108	1,020	—	1,128	53	2/7/2014	2005

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Jackson	MI	—	93	525	—	618	38	9/12/2013	2007
Family Dollar	Kentwood	MI	739	389	919	—	1,308	41	2/7/2014	2001
Family Dollar	Monroe	MI	—	243	1,061	—	1,304	18	8/28/2014	2013
Family Dollar	Newaygo	MI	689	317	677	—	994	35	2/7/2014	2002
Family Dollar	Pontiac	MI	962	136	1,249	—	1,385	62	2/7/2014	2003
Family Dollar	Remus	MI	—	49	992	—	1,041	56	1/2/2014	2012
Family Dollar	Saginaw	MI	—	164	1,086	—	1,250	55	2/7/2014	2003
Family Dollar	Tustin	MI	—	33	633	—	666	73	12/18/2012	1995
Family Dollar	Crosby	MN	—	49	928	—	977	76	7/11/2013	1985
Family Dollar	Ely	MN	—	231	1,008	—	1,239	51	2/27/2014	2014
Family Dollar	International Falls	MN	—	32	608	—	640	44	9/30/2013	1966
Family Dollar	St. Peter	MN	409	93	566	—	659	26	2/7/2014	1960
Family Dollar	Berkeley	MO	969	179	1,391	—	1,570	64	2/7/2014	2003
Family Dollar	Kansas City	MO	683	277	812	—	1,089	39	2/7/2014	2003
Family Dollar	Kansas City	MO	1,211	119	1,705	—	1,824	82	2/7/2014	2004
Family Dollar	Kansas City	MO	970	142	1,338	—	1,480	64	2/7/2014	2004
Family Dollar	Marble Hill	MO	—	38	719	—	757	56	8/29/2013	2013
Family Dollar	St Louis	MO	—	168	671	—	839	102	4/2/2012	2006
Family Dollar	St Louis	MO	972	215	1,357	—	1,572	63	2/7/2014	2003
Family Dollar	St Louis	MO	—	258	1,310	—	1,568	61	2/7/2014	2003
Family Dollar	St. Louis	MO	—	445	1,038	—	1,483	129	10/23/2012	2012
Family Dollar	St. Louis	MO	—	215	1,219	—	1,434	117	4/30/2013	1995
Family Dollar	St. Louis	MO	—	445	1,039	—	1,484	119	12/14/2012	2012
Family Dollar	Bassfield	MS	—	96	752	—	848	39	2/19/2014	2013
Family Dollar	Biloxi	MS	434	310	575	—	885	90	3/30/2012	2012
Family Dollar	Canton	MS	—	210	1,142	—	1,352	19	8/28/2014	2013
Family Dollar	Carriere	MS	399	200	599	—	799	94	3/30/2012	2012
Family Dollar	D'Iberville	MS	—	241	561	—	802	83	5/21/2012	2012
Family Dollar	DREW	MS	—	11	1,039	—	1,050	21	8/28/2014	1989
Family Dollar	Greenville	MS	—	125	872	—	997	43	2/7/2014	2011
Family Dollar	Gulfport	MS	411	209	626	—	835	92	5/21/2012	2012
Family Dollar	Gulfport	MS	—	270	629	—	899	81	9/20/2012	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Gulfport	MS	—	218	654	—	872	78	11/15/2012	2012
Family Dollar	Gulfport	MS	—	312	1,237	—	1,549	61	2/7/2014	2007
Family Dollar	Hattiesburg	MS	—	225	674	—	899	74	1/30/2013	2012
Family Dollar	Horn Lake	MS	—	225	676	—	901	90	8/22/2012	2012
Family Dollar	Kiln	MS	—	106	650	—	756	78	11/14/2012	2012
Family Dollar	Laurel	MS	—	225	723	—	948	38	2/19/2014	2013
Family Dollar	NATCHEZ	MS	—	289	749	—	1,038	17	8/28/2014	1982
Family Dollar	Okolona	MS	—	64	578	—	642	80	7/31/2012	2012
Family Dollar	Pearl	MS	—	342	1,001	—	1,343	16	8/28/2014	2013
Family Dollar	Philadelphia	MS	—	53	897	—	950	15	8/28/2014	2014
Family Dollar	Winona	MS	—	146	585	—	731	81	7/31/2012	2012
Family Dollar	Anaconda	MT	—	164	1,058	—	1,222	16	9/30/2014	2014
Family Dollar	Ennis	MT	—	—	—	1,098	1,098	—	6/4/2014	2014
Family Dollar	Three Forks	MT	—	—	—	448	448	—	8/20/2014	2014
Family Dollar	Whitehall	MT	—	—	—	1,103	1,103	—	4/1/2014	1995
Family Dollar	Asheboro	NC	—	251	932	—	1,183	16	8/28/2014	2014
Family Dollar	Boiling Springs	NC	—	322	767	—	1,089	12	8/28/2014	2013
Family Dollar	Burlington	NC	—	291	694	—	985	12	8/28/2014	2012
Family Dollar	Charlotte	NC	—	352	985	—	1,337	39	4/15/2014	2014
Family Dollar	Charlotte	NC	—	490	1,066	—	1,556	20	7/2/2014	2014
Family Dollar	Ellerbe	NC	—	225	781	—	1,006	25	5/29/2014	2014
Family Dollar	Fayetteville	NC	—	267	682	—	949	31	3/14/2014	2013
Family Dollar	Hickory	NC	—	215	785	—	1,000	13	8/28/2014	2014
Family Dollar	Hiddenite	NC	—	221	832	—	1,053	14	8/28/2014	2013
Family Dollar	Liberty	NC	—	243	802	—	1,045	14	8/28/2014	2013
Family Dollar	Lumberton	NC	—	151	603	—	754	44	9/11/2013	1995
Family Dollar	Lumberton	NC	—	146	1,013	—	1,159	23	6/20/2014	2014
Family Dollar	Mint Hill	NC	—	412	992	—	1,404	22	6/25/2014	2014
Family Dollar	Parkton	NC	—	164	894	—	1,058	12	9/19/2014	2014
Family Dollar	Raeford	NC	—	428	900	—	1,328	36	4/17/2014	2014
Family Dollar	Raeford	NC	—	185	935	—	1,120	30	5/29/2014	2014
Family Dollar	Troy	NC	—	341	621	—	962	15	6/17/2014	2014

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Fort Yates	ND	581	126	715	—	841	119	1/31/2012	2010
Family Dollar	New Town	ND	734	105	942	—	1,047	156	1/31/2012	2011
Family Dollar	Rolla	ND	575	83	749	—	832	125	1/31/2012	2010
Family Dollar	Madison	NE	537	37	703	—	740	120	12/30/2011	2011
Family Dollar	Omaha	NE	—	196	1,334	—	1,530	—	3/17/2014	1995
Family Dollar	Omaha	NE	—	141	1,159	—	1,300	—	4/1/2014	1995
Family Dollar	Rushville	NE	—	125	499	—	624	48	4/26/2013	2007
Family Dollar	Lancaster	NH	—	456	1,294	—	1,750	—	12/12/2014	1989
Family Dollar	Stratford	NJ	—	378	1,511	—	1,889	—	12/31/2014	2014
Family Dollar	Alamorgordo	NM	524	161	675	—	836	31	2/7/2014	2001
Family Dollar	Belen	NM	—	—	—	1,069	1,069	—	4/2/2014	2014
Family Dollar	Chimayo	NM	—	158	632	—	790	70	1/30/2013	2009
Family Dollar	Cloudcroft	NM	—	184	1,344	—	1,528	—	4/1/2014	1995
Family Dollar	Clovis	NM	657	119	854	—	973	41	2/7/2014	2004
Family Dollar	Gallup	NM	—	221	1,366	—	1,587	69	2/7/2014	2007
Family Dollar	Hernandez	NM	1,152	140	1,434	—	1,574	73	2/7/2014	2008
Family Dollar	Logan	NM	—	—	—	678	678	—	8/1/2014	In Progress
Family Dollar	Lovington	NM	—	54	722	—	776	16	6/30/2014	2014
Family Dollar	Mountainair	NM	—	84	752	—	836	104	7/16/2012	2011
Family Dollar	Roswell	NM	766	140	953	—	1,093	47	2/7/2014	2004
Family Dollar	Springer	NM	—	—	—	1,286	1,286	—	4/1/2014	2014
Family Dollar	Battle Mountain	NV	—	116	1,431	—	1,547	69	2/7/2014	2009
Family Dollar	Carlin	NV	—	99	895	—	994	65	9/13/2013	2012
Family Dollar	Cold Springs	NV	—	217	869	—	1,086	63	9/13/2013	2013
Family Dollar	Hawthorne	NV	471	191	764	—	955	109	6/1/2012	2012
Family Dollar	Las Vegas	NV	876	689	612	—	1,301	35	2/7/2014	2005
Family Dollar	Lovelock	NV	457	185	742	—	927	109	5/4/2012	2012
Family Dollar	Silver Spring	NV	—	202	808	—	1,010	104	9/21/2012	2012
Family Dollar	Wells	NV	415	84	755	—	839	111	5/11/2012	2011
Family Dollar	Altona	NY	—	94	923	—	1,017	48	2/21/2014	2014
Family Dollar	Chateaugay	NY	—	133	910	—	1,043	47	2/20/2014	2014
Family Dollar	Cincinnatus	NY	—	287	862	—	1,149	50	12/30/2013	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Hoosick Falls	NY	—	181	724	—	905	69	4/26/2013	2013
Family Dollar	Penn Yan	NY	525	23	760	—	783	36	2/7/2014	2003
Family Dollar	Sodus	NY	—	54	1,441	—	1,495	51	5/7/2014	2013
Family Dollar	Bethel	OH	852	139	1,099	—	1,238	55	2/7/2014	2005
Family Dollar	Canal Winchester	OH	—	218	1,116	—	1,334	18	8/28/2014	2012
Family Dollar	Canton	OH	460	93	766	—	859	36	2/7/2014	2002
Family Dollar	Cincinnati	OH	—	221	1,055	—	1,276	19	8/28/2014	2001
Family Dollar	Cleveland	OH	1,079	39	1,614	—	1,653	76	2/7/2014	2003
Family Dollar	Cleveland	OH	1,370	216	1,818	—	2,034	89	2/7/2014	1994
Family Dollar	Cortland	OH	—	188	963	—	1,151	17	8/28/2014	2013
Family Dollar	Dayton	OH	—	107	899	—	1,006	20	8/28/2014	1940
Family Dollar	Dayton	OH	—	129	618	—	747	13	8/28/2014	2002
Family Dollar	Hamilton	OH	—	131	1,215	—	1,346	20	8/28/2014	2013
Family Dollar	Jackson Center	OH	—	97	764	—	861	22	4/28/2014	1989
Family Dollar	Loveland	OH	798	179	986	—	1,165	49	2/7/2014	2002
Family Dollar	Middleton	OH	660	137	869	—	1,006	42	2/7/2014	2001
Family Dollar	Toledo	OH	—	306	917	—	1,223	97	2/25/2013	2012
Family Dollar	Toledo	OH	—	226	905	—	1,131	74	7/11/2013	1942
Family Dollar	Warren	OH	—	170	681	—	851	88	9/11/2012	2012
Family Dollar	DURANT	OK	—	164	1,223	—	1,387	21	8/28/2014	2000
Family Dollar	El Reno	OK	—	—	—	908	908	—	3/17/2014	1995
Family Dollar	Geary	OK	—	—	—	215	215	—	12/31/2014	In Progress
Family Dollar	Keota	OK	—	279	872	—	1,151	—	4/16/2014	2014
Family Dollar	Kingston	OK	—	28	660	—	688	30	2/7/2014	2000
Family Dollar	Oklahoma City	OK	—	—	—	899	899	—	7/31/2014	In Progress
Family Dollar	Oklahoma City	OK	—	390	990	—	1,380	17	8/28/2014	2013
Family Dollar	Porum	OK	—	—	—	385	385	—	10/30/2014	In Progress
Family Dollar	Poteau	OK	—	—	—	779	779	—	9/11/2014	In Progress
Family Dollar	Stilwell	OK	562	40	768	—	808	128	1/6/2012	2011
Family Dollar	Tulsa	OK	536	220	878	—	1,098	121	7/30/2012	2012
Family Dollar	Broad Top	PA	—	196	954	—	1,150	25	5/30/2014	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Abbeville	SC	—	146	734	—	880	20	5/23/2014	2014
Family Dollar	Columbia	SC	—	429	719	—	1,148	32	3/12/2014	2014
Family Dollar	Estill	SC	—	244	757	—	1,001	18	6/4/2014	2014
Family Dollar	Lancaster	SC	—	249	725	—	974	13	8/28/2014	2013
Family Dollar	Manning	SC	—	313	960	—	1,273	13	9/30/2014	2014
Family Dollar	McCormick	SC	—	167	791	—	958	32	4/30/2014	2014
Family Dollar	Newberry	SC	—	231	935	—	1,166	42	3/27/2014	2013
Family Dollar	St. Matthews	SC	—	175	828	—	1,003	12	9/3/2014	2014
Family Dollar	Woodruff	SC	—	229	1,125	—	1,354	18	8/28/2014	2010
Family Dollar	Blackhawk	SD	—	115	585	—	700	10	8/6/2014	2006
Family Dollar	Custer	SD	—	32	617	—	649	53	6/14/2013	1995
Family Dollar	Lemmon	SD	—	—	—	678	678	—	7/16/2014	2014
Family Dollar	Martin	SD	584	85	764	—	849	127	1/31/2012	2010
Family Dollar	Parker	SD	—	117	828	—	945	—	4/23/2014	2014
Family Dollar	Tyndall	SD	—	—	—	736	736	—	8/26/2014	In Progress
Family Dollar	Harrison	TN	—	74	420	—	494	34	7/23/2013	2006
Family Dollar	Lexington	TN	—	323	838	—	1,161	14	8/28/2014	2013
Family Dollar	Memphis	TN	—	248	1,039	—	1,287	50	2/7/2014	2004
Family Dollar	Memphis	TN	638	215	811	—	1,026	39	2/7/2014	2003
Family Dollar	Memphis	TN	1,251	376	1,508	—	1,884	74	2/7/2014	2005
Family Dollar	Memphis	TN	973	336	1,156	—	1,492	56	2/7/2014	2003
Family Dollar	NASHVILLE	TN	—	334	1,275	—	1,609	23	8/28/2014	1976
Family Dollar	Piney Flats	TN	—	200	953	—	1,153	16	8/28/2014	2014
Family Dollar	Alton	TX	—	134	908	—	1,042	15	8/28/2014	2013
Family Dollar	Arlington	TX	—	—	—	756	756	—	4/1/2014	1995
Family Dollar	Avinger	TX	—	40	761	—	801	94	10/22/2012	2012
Family Dollar	Beaumont	TX	—	215	1,511	—	1,726	65	2/7/2014	2003
Family Dollar	Beaumont	TX	—	235	810	—	1,045	38	2/7/2014	2003
Family Dollar	Beaumont	TX	654	225	806	—	1,031	38	2/7/2014	2003
Family Dollar	Blooming Grove	TX	—	70	753	—	823	13	8/28/2014	2014

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Brazoria	TX	—	216	966	—	1,182	45	2/7/2014	2002
Family Dollar	Broaddus	TX	—	—	—	1,072	1,072	—	4/1/2014	1995
Family Dollar	Caldwell	TX	—	138	552	—	690	81	5/29/2012	2012
Family Dollar	Centerville	TX	—	226	679	—	905	49	9/10/2013	2013
Family Dollar	Chireno	TX	—	50	943	—	993	108	12/10/2012	2012
Family Dollar	Clarendon	TX	—	83	749	—	832	54	9/17/2013	2013
Family Dollar	Cockrell Hill	TX	970	369	1,156	—	1,525	55	2/7/2014	2002
Family Dollar	Converse	TX	409	148	469	—	617	23	2/7/2014	2003
Family Dollar	Dallas	TX	627	292	676	—	968	34	2/7/2014	2004
Family Dollar	Dickinson	TX	681	182	876	—	1,058	42	2/7/2014	2010
Family Dollar	Donna	TX	—	194	855	—	1,049	15	8/28/2014	2013
Family Dollar	Eagle Lake	TX	—	100	566	—	666	78	7/6/2012	2012
Family Dollar	Etoile	TX	—	45	850	—	895	66	8/6/2013	2013
Family Dollar	Floydada	TX	520	36	681	—	717	116	12/30/2011	2010
Family Dollar	Fort Worth	TX	—	—	—	670	670	—	6/6/2014	1995
Family Dollar	Fort Worth	TX	—	—	—	562	562	—	11/3/2014	In Progress
Family Dollar	Houston	TX	—	174	696	—	870	67	4/26/2013	1995
Family Dollar	Houston	TX	886	297	1,081	—	1,378	51	2/7/2014	2002
Family Dollar	Houston	TX	—	565	1,223	—	1,788	59	2/7/2014	2009
Family Dollar	Houston	TX	—	138	1,052	—	1,190	49	2/7/2014	2002
Family Dollar	Houston	TX	—	128	769	—	897	34	2/7/2014	2002
Family Dollar	Houston	TX	911	277	1,144	—	1,421	54	2/7/2014	2002
Family Dollar	Houston	TX	920	1,355	95	—	1,450	8	2/7/2014	1981
Family Dollar	Jacksonville	TX	—	195	1,003	—	1,198	46	3/21/2014	2014
Family Dollar	Kerens	TX	365	73	658	—	731	106	2/29/2012	2011
Family Dollar	La Pryor	TX	—	74	817	—	891	14	8/28/2014	2013
Family Dollar	Leander	TX	557	355	489	—	844	24	2/7/2014	2004
Family Dollar	Lovelady	TX	—	82	740	—	822	74	3/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	Lufkin	TX	1,153	198	1,600	—	1,798	75	2/7/2014	2004
Family Dollar	Marshall	TX	—	85	662	—	747	33	2/7/2014	2001
Family Dollar	McAllen	TX	—	445	896	—	1,341	15	8/28/2014	2013
Family Dollar	McAllen	TX	857	219	1,093	—	1,312	52	2/7/2014	2004
Family Dollar	Mesquite	TX	—	—	—	1,353	1,353	—	5/2/2014	1995
Family Dollar	Mesquite	TX	—	—	—	765	765	—	9/5/2014	In Progress
Family Dollar	Mesquite	TX	—	—	—	782	782	—	9/11/2014	In Progress
Family Dollar	Mexia	TX	—	112	495	—	607	25	2/7/2014	2000
Family Dollar	Noonday	TX	625	103	895	—	998	42	2/7/2014	2004
Family Dollar	Oakhurst	TX	—	36	683	—	719	78	12/12/2012	2012
Family Dollar	Oakwood	TX	—	133	752	—	885	48	11/20/2013	2013
Family Dollar	Ore City	TX	—	27	744	—	771	13	8/28/2014	2013
Family Dollar	Palestine	TX	671	120	914	—	1,034	44	2/7/2014	2000
Family Dollar	Pharr	TX	969	219	1,253	—	1,472	60	2/7/2014	2002
Family Dollar	Plano	TX	—	468	869	—	1,337	67	8/1/2013	2013
Family Dollar	Port Arthur	TX	1,044	178	1,452	—	1,630	68	2/7/2014	2005
Family Dollar	Raymondville	TX	542	117	707	—	824	34	2/7/2014	2002
Family Dollar	Refugio	TX	—	110	982	—	1,092	16	8/28/2014	2013
Family Dollar	Rio Grande	TX	—	133	1,284	—	1,417	61	2/7/2014	2003
Family Dollar	Robstown	TX	550	44	852	—	896	39	2/7/2014	2003
Family Dollar	Royse City	TX	972	411	1,078	—	1,489	52	2/7/2014	2002
Family Dollar	Sabinal	TX	—	35	952	—	987	16	8/28/2014	2013
Family Dollar	San Angelo	TX	891	232	1,118	—	1,350	54	2/7/2014	2011
Family Dollar	San Antonio	TX	800	198	1,018	—	1,216	49	2/7/2014	2002
Family Dollar	San Antonio	TX	864	299	1,039	—	1,338	49	2/7/2014	2004
Family Dollar	San Antonio	TX	598	260	653	—	913	32	2/7/2014	2004
Family Dollar	San Antonio	TX	506	211	567	—	778	27	2/7/2014	2004
Family Dollar	San Antonio	TX	728	214	911	—	1,125	43	2/7/2014	2004

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Family Dollar	San Antonio	TX	1,143	117	1,619	—	1,736	76	2/7/2014	2004
Family Dollar	San Benito	TX	598	132	772	—	904	37	2/7/2014	2004
Family Dollar	San Diego	TX	602	55	855	—	910	41	2/7/2014	2004
Family Dollar	Seadrift	TX	—	51	832	—	883	14	8/28/2014	2013
Family Dollar	Somerville	TX	—	131	743	—	874	85	12/31/2012	1995
Family Dollar	SONORA	TX	—	49	548	—	597	12	8/28/2014	2001
Family Dollar	Tyler	TX	416	132	554	—	686	26	2/7/2014	2003
Family Dollar	Victoria	TX	—	441	144	—	585	9	2/7/2014	2003
Family Dollar	Waco	TX	440	125	544	—	669	26	2/7/2014	2001
Family Dollar	Weatherford	TX	—	218	1,057	—	1,275	—	4/8/2014	2014
Family Dollar	Beaver	UT	646	107	913	—	1,020	44	2/7/2014	2007
Family Dollar	Bristol	VA	608	104	837	—	941	42	2/7/2014	1978
Family Dollar	Gretna	VA	—	131	744	—	875	61	7/2/2013	2012
Family Dollar	Hopewell	VA	—	430	987	—	1,417	50	2/26/2014	2014
Family Dollar	Petersburg	VA	948	142	1,209	—	1,351	61	2/7/2014	2003
Family Dollar	Stuart	VA	—	204	750	—	954	16	4/18/2014	2013
Family Dollar	Wirtz	VA	—	148	919	—	1,067	16	8/28/2014	2013
Family Dollar	Green Bay	WI	—	304	1,072	—	1,376	52	2/7/2014	2011
Family Dollar	Markesan	WI	—	92	831	—	923	49	12/12/2013	2013
Family Dollar	Mayville	WI	—	128	1,023	—	1,151	51	2/26/2014	2014
Family Dollar	Milwaukee	WI	970	161	1,397	—	1,558	65	2/7/2014	2003
Family Dollar	Thorp	WI	—	90	810	—	900	63	8/30/2013	2013
Family Dollar	Webster	WI	—	43	808	—	851	66	7/11/2013	2013
Family Dollar	Alderson	WV	—	166	663	—	829	54	7/11/2013	2012
Family Dollar	Kemmerer	WY	—	45	853	—	898	90	2/22/2013	2013
Family Dollar	Mountain View	WY	—	44	838	—	882	61	9/13/2013	2013
Family Dollar	Torrington	WY	—	72	645	—	717	59	5/9/2013	1995
Family Fare Supermarket	Battle Creek	MI	—	1,393	7,950	—	9,343	388	2/7/2014	2010

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Famous Dave's	Eden Prairie	MN	—	824	549	—	1,373	48	7/31/2013	1995
Famous Dave's	Independence	MO	—	620	422	—	1,042	35	6/27/2013	1995
Farmers Insurance	Simi Valley	CA	25,620	5,158	12,614	—	17,772	—	11/5/2013	1982
Farmers Insurance	Mercer Island	WA	28,763	24,285	28,210	—	52,495	1,558	11/5/2013	1982
Fazoli's	Carmel	IN	—	427	522	—	949	40	7/31/2013	1986
Fazoli's	Appleton	WI	—	705	—	—	705	—	7/31/2013	1995
FedEx	Homewood	AL	—	522	779	—	1,301	67	6/27/2013	2000
FedEx	Lowell	AR	—	396	7,521	—	7,917	822	3/15/2013	2007
FedEx	Tempe	AZ	—	2,914	12,300	—	15,214	336	6/25/2014	2004
FedEx	Yuma	AZ	1,296	—	2,076	—	2,076	280	10/17/2012	2011
FedEx	Chico	CA	—	308	2,776	—	3,084	360	11/9/2012	2006
FedEx	Commerce City	CO	20,394	6,556	26,224	—	32,780	4,466	3/20/2012	2007
FedEx	Melbourne	FL	—	159	1,433	—	1,592	127	7/26/2013	2001
FedEx	Albany	GA	—	195	3,711	—	3,906	274	10/11/2013	2013
FedEx	Des Moines	IA	1,318	733	1,361	144	2,238	142	4/18/2013	1986
FedEx	Ottumwa	IA	1,658	205	2,552	2,749	5,506	344	10/30/2012	2012
FedEx	Waterloo	IA	1,867	152	2,882	—	3,034	315	3/22/2013	2006
FedEx	Effingham	IL	7,040	1,875	14,827	—	16,702	613	2/7/2014	2008
FedEx	Kankakee	IL	—	195	1,103	—	1,298	177	5/31/2012	2003
FedEx	Mt Vernon	IL	—	222	1,259	—	1,481	202	5/31/2012	1998
FedEx	Quincy	IL	1,514	371	2,101	—	2,472	294	9/28/2012	2012
FedEx	Evansville	IN	—	665	2,661	—	3,326	426	5/31/2012	1998
FedEx	Kokomo	IN	2,296	186	3,541	—	3,727	603	3/16/2012	2012
FedEx	Lafayette	IN	2,230	768	4,128	—	4,896	166	2/7/2014	2008
FedEx	Independence	KS	1,406	114	2,166	—	2,280	292	10/30/2012	2012
FedEx	Hazard	KY	2,625	215	4,085	—	4,300	571	9/28/2012	2012
FedEx	London	KY	—	191	1,081	—	1,272	173	5/31/2012	2003
FedEx	London	KY	—	350	3,151	—	3,501	232	10/11/2013	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
FedEx	Bossier City	LA	—	295	6,223	—	6,518	271	2/7/2014	2009
FedEx	Grand Rapids	MI	4,800	1,797	7,189	—	8,986	1,115	6/14/2012	2012
FedEx	Port Huron	MI	—	125	1,121	—	1,246	111	5/31/2013	2003
FedEx	Roseville	MN	6,073	1,462	8,282	—	9,744	1,074	11/30/2012	2012
FedEx	Columbia	MO	—	1,402	7,794	—	9,196	110	9/30/2014	2007
FedEx	McComb	MS	—	548	3,268	—	3,816	130	2/7/2014	2008
FedEx	Butte	MT	5,060	403	7,653	2,678	10,734	1,537	9/27/2011	2001
FedEx	Greenville	NC	4,669	363	6,903	—	7,266	1,211	2/22/2012	2006
FedEx	Belmont	NH	1,786	265	2,386	—	2,651	443	12/29/2011	1991
FedEx	Wendover	NV	—	262	1,483	—	1,745	170	2/25/2013	2012
FedEx	Winnemucca	NV	—	280	1,585	—	1,865	181	2/25/2013	2012
FedEx	Blauvelt	NY	26,100	14,420	26,779	—	41,199	4,424	4/5/2012	2012
FedEx	Marcy	NY	—	339	5,795	—	6,134	98	9/5/2014	2006
FedEx	Montgomery	NY	—	3,582	20,071	—	23,653	1,083	2/26/2014	2003
FedEx	Plattsburg	NY	2,614	801	3,982	—	4,783	187	2/7/2014	2008
FedEx	Chillicothe	OH	—	143	1,284	—	1,427	206	5/31/2012	2000
FedEx	Lebanon	OH	6,034	1,492	8,452	—	9,944	709	8/26/2013	2013
FedEx	Northwood	OH	2,410	674	5,497	—	6,171	223	2/7/2014	1998
FedEx	Tulsa	OK	5,840	458	8,695	—	9,153	1,525	2/22/2012	2008
FedEx	Tulsa	OK	—	1,476	18,054	—	19,530	872	3/31/2014	1999
FedEx	Mount Pleasant	PA	—	454	1,912	21	2,387	300	5/31/2012	2001
FedEx	Tinicum	PA	—	—	32,180	—	32,180	2,699	8/15/2013	2013
FedEx	Rapid City	SD	1,868	305	2,741	—	3,046	341	12/21/2012	2007
FedEx	Blountville	TN	3,700	562	5,056	—	5,618	887	2/3/2012	2009
FedEx	Humboldt	TN	2,930	239	4,543	—	4,782	681	7/11/2012	2008
FedEx	Bryan	TX	—	1,422	4,763	—	6,185	528	6/15/2012	1995
FedEx	Dublin	VA	—	683	3,164	1,796	5,643	132	2/7/2014	2009
FedEx	Omak	WA	1,023	252	1,425	—	1,677	199	9/27/2012	2012
FedEx	Wenatchee	WA	1,630	266	2,393	—	2,659	335	9/27/2012	1995
FedEx	Parkersburg	WV	2,379	193	3,671	—	3,864	513	9/20/2012	2012
FedEx	Riverton	WY	—	431	1,006	—	1,437	74	10/23/2013	2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Fire Mountain Buffet	Cullman	AL	—	847	2,390	—	3,237	128	2/7/2014	1996
Fire Mountain Buffet	Tuscaloosa	AL	—	244	1,306	—	1,550	76	1/8/2014	2001
Fire Mountain Buffet	Searcy	AR	—	231	1,286	—	1,517	75	1/8/2014	1998
Fire Mountain Buffet	Bossier City	LA	—	1,168	2,594	—	3,762	144	2/7/2014	2004
Fire Mountain Buffet	Hagerstown	MD	—	244	1,306	—	1,550	76	1/8/2014	2001
Fire Mountain Buffet	West Plains	MO	—	249	1,313	—	1,562	77	1/8/2014	1997
Fire Mountain Buffet	Horn Lake	MS	—	925	2,463	—	3,388	134	2/7/2014	1995
Fire Mountain Buffet	Beaver Falls	PA	—	243	1,304	—	1,547	76	1/8/2014	2004
Fire Mountain Buffet	Mechanicsburg	PA	—	253	1,319	—	1,572	78	1/8/2014	1995
Fire Mountain Buffet	Summerville	SC	—	245	1,308	—	1,553	76	1/8/2014	1997
Fire Mountain Buffet	Charleston	WV	—	243	1,305	—	1,548	76	1/8/2014	2000
First Bank	Pinellas Park	FL	—	630	1,470	—	2,100	95	10/1/2013	1980
Fleming's Steakhouse	Englewood	CO	—	1,152	3,055	—	4,207	162	2/7/2014	2004
Flint Energy Technologies	Rhome	TX	—	284	1,752	—	2,036	30	9/19/2014	2014
Flip It Bakery & Deli	Washington	DC	—	338	84	—	422	6	7/31/2013	1985
FMC Corp.	Mechanicsville	PA	3,991	2,108	3,315	—	5,423	227	2/21/2014	1996
Folsom Gateway II	Folsom	CA	21,600	10,314	27,983	—	38,297	1,236	2/7/2014	2006
Food Lion	Moyock	NC	—	1,269	2,950	—	4,219	156	2/7/2014	1999
Forum Energy Technology	Guthrie	OK	—	393	1,305	—	1,698	34	6/25/2014	1979
Forum Energy Technology	Gainesville	TX	—	123	6,019	—	6,142	149	6/25/2014	2008
Forum Energy Technology	Gainesville	TX	—	158	—	—	158	1	6/25/2014	1995
Fresenius Medical Care	Fairhope	AL	—	—	2,035	—	2,035	139	7/8/2013	2006
Fresenius Medical Care	Foley	AL	—	287	2,580	—	2,867	177	7/8/2013	2009
Fresenius Medical Care	Mobile	AL	—	278	2,505	—	2,783	172	7/8/2013	2009
Fresenius Medical Care	DeFuniak Springs	FL	—	115	2,180	—	2,295	149	7/8/2013	2008
Fresenius Medical Care	Aurora	IL	2,294	287	2,584	—	2,871	299	7/13/2012	1996
Fresenius Medical Care	Chicago	IL	—	588	1,764	—	2,352	204	7/31/2012	1960
Fresenius Medical Care	Waukegan	IL	—	94	1,792	—	1,886	207	7/31/2012	1980

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Fresenius Medical Care	Peru	IN	—	69	1,305	—	1,374	156	6/27/2012	1982
Fresenius Medical Care	Bossier City	LA	—	120	682	—	802	63	1/30/2013	2008
Fresenius Medical Care	Caro	MI	—	92	1,744	—	1,836	208	6/5/2012	1995
Fresenius Medical Care	Jackson	MI	1,948	137	2,603	—	2,740	311	6/5/2012	1995
Fresenius Medical Care	Albemarle	NC	—	139	1,253	—	1,392	101	4/30/2013	2008
Fresenius Medical Care	Angiers	NC	—	203	1,152	—	1,355	93	4/30/2013	2012
Fresenius Medical Care	Asheboro	NC	2,373	323	2,903	—	3,226	233	4/30/2013	2012
Fresenius Medical Care	Clinton	NC	—	139	2,655	—	2,794	192	6/28/2013	1995
Fresenius Medical Care	Fairmont	NC	—	201	1,819	—	2,020	131	6/28/2013	2002
Fresenius Medical Care	Fayetteville	NC	—	420	2,379	—	2,799	172	6/28/2013	1995
Fresenius Medical Care	Fayetteville	NC	—	134	2,551	—	2,685	185	6/28/2013	2004
Fresenius Medical Care	Fayetteville	NC	—	178	3,379	—	3,557	245	6/28/2013	1999
Fresenius Medical Care	Lumberton	NC	—	117	2,216	—	2,333	161	6/28/2013	1986
Fresenius Medical Care	Pembroke	NC	—	81	1,547	—	1,628	112	6/28/2013	2009
Fresenius Medical Care	Red Springs	NC	—	101	1,913	—	2,014	139	6/28/2013	2000
Fresenius Medical Care	Roseboro	NC	—	74	1,404	—	1,478	102	6/28/2013	2010
Fresenius Medical Care	St. Pauls	NC	—	73	1,389	—	1,462	101	6/28/2013	2008
Fresenius Medical Care	Taylorsville	NC	—	275	1,099	—	1,374	88	4/30/2013	2011
Fresenius Medical Care	Warsaw	NC	—	75	1,428	—	1,503	143	11/13/2012	2003
Fresenius Medical Care	Kings Mills	OH	—	399	598	—	997	72	6/5/2012	1995
Fresenius Medical Care	Dallas	TX	—	377	1,132	—	1,509	100	2/28/2013	1958
Front Range Community College	Longmont	CO	—	407	2,428	—	2,835	145	1/8/2014	1987
Front Range Community College	Longmont	CO	—	1,150	9,067	—	10,217	539	1/8/2014	1988
Furr's	Garland	TX	—	1,529	3,715	—	5,244	328	6/27/2013	2008
Gainesville Fuel	Cleburne	TX	—	70	—	—	70	—	6/25/2014	2009
Gander Mountain	Houston	TX	—	2,640	10,559	—	13,199	359	5/19/2014	2004
Garden Ridge	Stockbridge	GA	—	2,057	8,967	—	11,024	429	2/7/2014	1998
GE Aviation	Auburn	AL	24,133	1,627	30,920	—	32,547	3,466	11/21/2012	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
GE Engine	Winfield	KS	—	1,078	5,087	—	6,165	553	5/6/2014	1951
General Electric	Longmont	CO	—	1,402	15,640	—	17,042	957	1/8/2014	1993
General Mills	Geneva	IL	16,555	7,457	22,371	—	29,828	3,582	5/23/2012	1998
General Mills	Fort Wayne	IN	—	2,533	48,130	—	50,663	6,484	10/18/2012	2012
General Service Administration	Birmingham	AL	—	1,400	8,830	—	10,230	568	11/5/2013	2005
General Service Administration	Mobile	AL	—	268	5,095	—	5,363	712	6/19/2012	1995
General Service Administration	North Birmingham	AL	—	2,982	19,982	—	22,964	1,306	11/5/2013	2005
General Service Administration	Springerville	AZ	—	148	2,810	—	2,958	380	7/2/2012	2006
General Service Administration	Craig	CO	583	129	1,159	—	1,288	194	12/30/2011	1995
General Service Administration	Cocoa	FL	500	253	1,435	17	1,705	240	12/13/2011	1995
General Service Administration	Stuart	FL	—	900	3,600	—	4,500	553	3/5/2012	2011
General Service Administration	Grangeville	ID	2,100	317	6,023	—	6,340	925	3/5/2012	2007
General Service Administration	Kansas City	KS	15,464	4,264	29,678	—	33,942	1,863	11/5/2013	2003
General Service Administration	Springfield	MO	—	131	2,489	—	2,620	359	5/15/2012	2011
General Service Administration	Albany	NY	10,137	2,470	11,836	19	14,325	839	11/5/2013	1995
General Service Administration	Freeport	NY	—	843	3,372	—	4,215	549	1/10/2012	1995
General Service Administration	Plattsburgh	NY	—	508	4,572	—	5,080	639	6/19/2012	2008
General Service Administration	Warren	PA	—	341	3,114	—	3,455	437	6/19/2012	2008
General Service Administration	Ponce	PR	—	1,780	9,313	—	11,093	862	11/5/2013	1995
General Service Administration	Austin	TX	—	1,570	3,057	—	4,627	253	11/5/2013	2005
General Service Administration	Fort Worth	TX	—	477	4,294	—	4,771	619	5/9/2012	2010
General Service Administration	Gloucester	VA	—	287	1,628	—	1,915	228	6/20/2012	1995
Genlyte Thomas Group, LLC.	Franklin Park	IL	4,561	958	3,176	—	4,134	77	2/21/2014	1969
Giant Eagle	Gahanna	OH	—	3,549	16,736	—	20,285	691	2/7/2014	2002
Giant Eagle	Lancaster	OH	—	2,210	15,649	—	17,859	628	2/7/2014	2008
Glen's Market	Manistee	MI	—	294	6,694	—	6,988	307	2/7/2014	2009
Globe Energy Services	Hobbs	NM	—	358	1,129	—	1,487	33	6/12/2014	2013
Globe Energy Services	Big Springs	TX	—	426	599	—	1,025	18	6/25/2014	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Globe Energy Services	Levelland	TX	—	42	1,887	—	1,929	54	6/25/2014	1997
Globe Energy Services	Midland	TX	—	1,063	528	—	1,591	16	6/12/2014	2009
Globe Energy Services	Midland	TX	—	1,013	968	—	1,981	25	6/12/2014	2010
Globe Energy Services	Monahans	TX	—	50	538	—	588	16	6/12/2014	2011
Globe Energy Services	Odessa	TX	—	104	1,259	—	1,363	30	6/25/2014	1963
Globe Energy Services	Odessa	TX	—	500	3,891	—	4,391	227	6/12/2014	1963
Globe Energy Services	San Angelo	TX	—	821	1,658	—	2,479	43	6/12/2014	2012
Globe Energy Services	Snyder	TX	—	466	588	—	1,054	18	6/12/2014	2005
Globe Energy Services	Snyder	TX	—	174	1,189	—	1,363	29	6/12/2014	1975
GM Financial	Arlington	TX	24,943	7,901	35,553	—	43,454	2,217	11/5/2013	1998
GoFrac, LLC	Weatherford	TX	—	102	3,386	—	3,488	185	6/12/2014	2011
Golden Corral	Gilbert	AZ	—	871	2,910	—	3,781	257	6/27/2013	2006
Golden Corral	Goodyear	AZ	—	686	1,939	—	2,625	171	6/27/2013	2006
Golden Corral	Surprise	AZ	—	1,258	4,068	—	5,326	360	6/27/2013	2007
Golden Corral	Bakersfield	CA	—	2,664	2,078	—	4,742	120	2/7/2014	2011
Golden Corral	Jacksonville	FL	—	1,033	1,084	—	2,117	96	6/27/2013	1997
Golden Corral	Jacksonville	FL	—	1,721	2,629	—	4,350	232	6/27/2013	1999
Golden Corral	Palatka	FL	—	853	1,048	—	1,901	93	6/27/2013	1997
Golden Corral	Albany	GA	—	460	1,863	—	2,323	156	6/27/2013	1995
Golden Corral	Brunswick	GA	—	390	2,093	—	2,483	175	6/27/2013	1995
Golden Corral	Stockbridge	GA	—	422	2,391	—	2,813	184	7/31/2013	1987
Golden Corral	Council Bluffs	IA	—	1,140	1,460	—	2,600	122	6/27/2013	1995
Golden Corral	Clarksville	IN	—	1,061	1,344	—	2,405	90	2/7/2014	2002
Golden Corral	Evansville	IN	—	670	2,707	—	3,377	226	6/27/2013	1995
Golden Corral	Evansville	IN	—	640	944	—	1,584	79	6/27/2013	1995
Golden Corral	Fort Wayne	IN	—	820	1,935	—	2,755	162	6/27/2013	1995
Golden Corral	Kokomo	IN	—	780	2,107	—	2,887	176	6/27/2013	1995
Golden Corral	Richmond	IN	—	728	723	—	1,451	42	2/7/2014	2002

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Golden Corral	Emporia	KS	—	403	941	—	1,344	72	7/31/2013	1997
Golden Corral	Wichita	KS	—	560	1,306	—	1,866	100	7/31/2013	2000
Golden Corral	Elizabethtown	KY	—	760	2,753	—	3,513	230	6/27/2013	1995
Golden Corral	Henderson	KY	—	600	1,586	—	2,186	133	6/27/2013	1995
Golden Corral	Louisville	KY	—	1,020	1,173	—	2,193	62	2/7/2014	2001
Golden Corral	Nicholasville	KY	—	435	2,040	—	2,475	59	6/11/2014	2001
Golden Corral	Blue Springs	MO	—	810	1,346	—	2,156	113	6/27/2013	1995
Golden Corral	Independence	MO	—	1,425	2,437	—	3,862	130	2/7/2014	2010
Golden Corral	Flowood	MS	—	680	2,730	—	3,410	228	6/27/2013	1995
Golden Corral	Aberdeen	NC	—	690	1,566	—	2,256	131	6/27/2013	1995
Golden Corral	Burlington	NC	—	840	2,319	—	3,159	194	6/27/2013	1995
Golden Corral	Hickory	NC	—	260	2,658	—	2,918	222	6/27/2013	1995
Golden Corral	Bellevue	NE	—	520	1,433	—	1,953	120	6/27/2013	1995
Golden Corral	Lincoln	NE	—	300	2,930	—	3,230	245	6/27/2013	1995
Golden Corral	Farmington	NM	—	270	3,174	—	3,444	265	6/27/2013	1995
Golden Corral	Roswell	NM	—	203	600	—	803	53	6/27/2013	2000
Golden Corral	Akron	OH	—	640	2,133	—	2,773	99	2/7/2014	2003
Golden Corral	Beavercreek	OH	—	713	1,858	—	2,571	83	2/7/2014	2000
Golden Corral	Canton	OH	—	647	2,135	—	2,782	105	2/7/2014	2002
Golden Corral	Cincinnati	OH	—	694	2,066	—	2,760	100	2/7/2014	1999
Golden Corral	Cleveland	OH	—	1,109	2,315	—	3,424	104	2/7/2014	2004
Golden Corral	Columbus	OH	—	770	2,476	—	3,246	207	6/27/2013	1995
Golden Corral	Dayton	OH	—	579	1,429	—	2,008	70	2/7/2014	2000
Golden Corral	Dayton	OH	—	774	2,766	—	3,540	132	2/7/2014	2002
Golden Corral	Elyria	OH	—	1,167	1,599	—	2,766	73	2/7/2014	2004
Golden Corral	Fairfield	OH	—	859	1,135	—	1,994	54	2/7/2014	1999
Golden Corral	Grove City	OH	—	926	1,859	—	2,785	86	2/7/2014	2007
Golden Corral	Northfield	OH	—	947	1,061	—	2,008	47	2/7/2014	2004

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Golden Corral	Ontario	OH	—	616	2,412	—	3,028	117	2/7/2014	2004
Golden Corral	Springfield	OH	—	619	1,142	—	1,761	51	2/7/2014	2000
Golden Corral	Toledo	OH	—	838	3,333	—	4,171	150	2/7/2014	2004
Golden Corral	Zanesville	OH	—	487	2,030	—	2,517	179	6/27/2013	2002
Golden Corral	Midwest City	OK	—	1,175	1,708	—	2,883	151	6/27/2013	1991
Golden Corral	Norman	OK	—	345	2,107	—	2,452	186	6/27/2013	1994
Golden Corral	Tulsa	OK	—	280	3,890	—	4,170	325	6/27/2013	1995
Golden Corral	Monroeville	PA	—	1,647	849	—	2,496	29	2/7/2014	1982
Golden Corral	Rock Hill	SC	—	320	2,130	—	2,450	178	6/27/2013	1995
Golden Corral	Cookeville	TN	—	800	1,937	—	2,737	162	6/27/2013	1995
Golden Corral	Baytown	TX	—	596	1,788	—	2,384	138	7/31/2013	1998
Golden Corral	Brownsville	TX	—	604	2,302	—	2,906	203	6/27/2013	1995
Golden Corral	College Station	TX	—	1,265	1,718	—	2,983	152	6/27/2013	1990
Golden Corral	Harlingen	TX	—	832	3,037	—	3,869	268	6/27/2013	1990
Golden Corral	Houston	TX	—	1,147	2,447	—	3,594	216	6/27/2013	1995
Golden Corral	San Angelo	TX	—	644	1,702	—	2,346	85	2/7/2014	2012
Golden Corral	Spring	TX	—	3,342	1,207	—	4,549	75	2/7/2014	2011
Golden Corral	Texarkana	TX	—	758	3,031	—	3,789	233	7/31/2013	2001
Golden Corral	Bristol	VA	—	750	2,276	—	3,026	190	6/27/2013	1995
Golden Corral	Rock Springs	WY	—	354	90	—	444	8	6/27/2013	1995
Gold's Gym	Broken Arrow	OK	—	1,661	6,565	—	8,226	328	2/7/2014	2009
Goodfire BBQ	San Antonio	TX	—	350	341	—	691	29	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Goodyear	Cumming	GA	—	534	2,516	—	3,050	111	2/7/2014	2010
Goodyear	Cumming	GA	—	1,085	1,915	—	3,000	89	2/7/2014	2010
Goodyear	McDonough	GA	11,995	1,797	21,264	—	23,061	1,259	1/8/2014	1995
Goodyear	Stockbridge	GA	14,603	1,222	32,119	—	33,341	1,965	1/8/2014	1995
Goodyear	DeKalb	IL	21,905	4,476	44,516	—	48,992	2,722	1/8/2014	1999
Goodyear	Lockbourne	OH	14,290	3,107	28,868	—	31,975	1,691	1/8/2014	1998
Goodyear	York	PA	24,825	1,980	53,396	—	55,376	3,091	1/8/2014	2001
Goodyear	Columbia	SC	—	656	2,077	—	2,733	93	2/7/2014	2010
Goodyear	Corpus Christi	TX	—	753	1,737	—	2,490	76	2/7/2014	2008
Goodyear	Terrell	TX	16,689	2,516	34,804	—	37,320	2,125	1/8/2014	1998
Grandy's	Hobbs	NM	—	815	—	—	815	—	6/27/2013	1995
Grandy's	Ardmore	OK	—	454	—	—	454	—	6/27/2013	1995
Grandy's	Moore	OK	—	320	428	—	748	36	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	260	380	—	640	32	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	320	289	—	609	24	6/27/2013	1995
Grandy's	Abilene	TX	—	803	—	—	803	—	6/27/2013	1995
Grandy's	Arlington	TX	—	734	—	—	734	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	773	—	—	773	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	847	—	—	847	—	6/27/2013	1986
Grandy's	Dallas	TX	—	725	—	—	725	—	7/31/2013	1981
Grandy's	Dallas	TX	—	357	—	—	357	—	7/31/2013	1984
Grandy's	Fort Worth	TX	—	777	—	—	777	—	6/27/2013	1995
Grandy's	Fort Worth	TX	—	811	—	—	811	—	6/27/2013	1985
Grandy's	Garland	TX	—	623	—	—	623	—	6/27/2013	1980
Grandy's	Garland	TX	—	859	—	—	859	—	6/27/2013	1985
Grandy's	Greenville	TX	—	847	—	—	847	—	7/31/2013	1979
Grandy's	Irving	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Lancaster	TX	—	780	—	—	780	—	6/27/2013	1984

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Grandy's	Lubbock	TX	—	694	—	—	694	—	6/27/2013	1979
Grandy's	Mesquite	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Plano	TX	—	871	—	—	871	—	6/27/2013	1980
Great Clips	Lombard	IL	—	84	100	—	184	9	6/27/2013	1973
Greene's Energy Group	Broussard	LA	—	455	6,022	—	6,477	127	6/12/2014	1980
Habanero's Mexican Grill	Hueytown	AL	—	60	639	—	699	53	6/27/2013	1995
Hanesbrands	Rural Hall	NC	18,100	1,798	41,214	—	43,012	1,425	2/7/2014	1992
Hanesbrands	Rural Hall	NC	17,990	1,082	22,565	—	23,647	2,911	12/21/2012	1989
Hardee's	Morrilton	AR	—	175	937	—	1,112	41	3/28/2014	1986
Hardee's	Jacksonville	FL	—	875	583	—	1,458	45	7/31/2013	1993
Hardee's	Pace	FL	—	419	435	—	854	37	6/27/2013	1991
Hardee's	Williston	FL	—	395	553	—	948	47	6/27/2013	1992
Hardee's	Alma	GA	—	80	502	—	582	41	6/27/2013	1995
Hardee's	Bremen	GA	—	129	518	—	647	40	7/31/2013	1980
Hardee's	Brunswick	GA	—	200	494	—	694	40	6/27/2013	1995
Hardee's	Canton	GA	—	488	539	—	1,027	46	6/27/2013	1983
Hardee's	Claxton	GA	—	170	469	—	639	38	6/27/2013	1995
Hardee's	Glennville	GA	—	170	450	—	620	36	6/27/2013	1995
Hardee's	Hazlehurst	GA	—	300	263	—	563	21	6/27/2013	1995
Hardee's	Metter	GA	—	230	369	—	599	30	6/27/2013	1995
Hardee's	Richmond Hill	GA	—	390	149	—	539	12	6/27/2013	1995
Hardee's	Savannah	GA	—	130	456	—	586	37	6/27/2013	1995
Hardee's	Swainsboro	GA	—	470	107	—	577	9	6/27/2013	1995
Hardee's	Vidalia	GA	—	220	377	—	597	31	6/27/2013	1995
Hardee's	Mount Vernon	IA	—	320	480	—	800	41	6/27/2013	1987
Hardee's	Belleville	IL	—	269	467	—	736	40	6/27/2013	1987
Hardee's	Indian Trail	NC	—	777	553	—	1,330	42	6/27/2013	1992
Hardee's	Old Fort	NC	—	300	904	—	1,204	73	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Hardee's	Sparta	NC	—	372	346	—	718	30	6/27/2013	1983
Hardee's	Akron	OH	—	207	483	—	690	37	7/31/2013	1990
Hardee's	Jefferson	OH	—	242	363	—	605	28	7/31/2013	1989
Hardee's	Minerva	OH	—	214	321	—	535	25	7/31/2013	1990
Hardee's	Seville	OH	—	151	454	—	605	35	7/31/2013	1989
Hardee's	Aiken	SC	—	220	450	—	670	36	6/27/2013	1995
Hardee's	Chapin	SC	—	380	741	—	1,121	60	6/27/2013	1995
Hardee's	Chester	SC	—	586	563	—	1,149	18	7/31/2013	1994
Hardee's	Bloomingdale	TN	—	270	844	—	1,114	68	6/27/2013	1995
Hardee's	Clinton	TN	—	390	893	—	1,283	72	6/27/2013	1995
Hardee's	Crossville	TN	—	300	689	—	989	56	6/27/2013	1995
Hardee's	Erwin	TN	—	346	406	—	752	35	6/27/2013	1982
Hardee's	Morristown	TN	—	353	431	—	784	33	7/31/2013	1991
Hardee's	Springfield	TN	—	343	515	—	858	40	7/31/2013	1990
Hardee's	Beaver	WV	—	217	318	—	535	27	6/27/2013	2008
Hardee's / Red Burrito	Attalla	AL	—	220	896	—	1,116	72	6/27/2013	1995
Harley Davidson	Round Rock	TX	—	1,688	9,563	—	11,251	830	7/31/2013	2008
Harps Grocery	Cabot	AR	—	270	4,664	—	4,934	223	2/7/2014	2014
Harps Grocery	Haskell	AR	—	499	3,281	—	3,780	155	2/7/2014	2012
Harps Grocery	Hot Springs	AR	—	592	4,353	—	4,945	204	2/7/2014	2013
Harps Grocery	Hot Springs	AR	—	839	4,486	—	5,325	200	2/7/2014	2013
Harps Grocery	Searcy	AR	—	705	4,159	—	4,864	189	2/7/2014	2008
Harps Grocery	West Fork	AR	—	635	4,708	—	5,343	215	2/7/2014	2013
Harps Grocery	Poplar Bluff	MO	—	572	2,991	—	3,563	7	2/21/2014	2014
Harps Grocery	Inola	OK	—	130	3,387	—	3,517	80	3/5/2014	2014
Harris Teeter	Durham	NC	1,910	3,239	—	—	3,239	—	2/7/2014	2009
Hartford Ins.	Santee	CA	11,910	2,400	7,312	—	9,712	436	2/21/2014	1995
Harvey's Grill & Bar	Saginaw	MI	—	230	647	—	877	57	6/27/2013	1997

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Hash House A-Go-Go Restaurant	Las Vegas	NV	—	580	1,347	—	1,927	113	6/27/2013	1995
Hayden's Grill & Bar	Canton	MI	—	160	693	—	853	61	6/27/2013	1995
Healthnow	Buffalo	NY	42,500	2,569	89,399	—	91,968	3,132	2/7/2014	2007
HH Gregg	Joliet	IL	—	1,834	1,585	—	3,419	94	2/7/2014	2011
HH Gregg	Merrillville	IN	—	511	4,768	—	5,279	235	2/7/2014	2011
HH Gregg	Chesterfield	MO	—	1,537	4,123	—	5,660	204	2/7/2014	2012
HH Gregg	North Fayette	PA	—	1,990	2,700	—	4,690	118	2/7/2014	1999
HH Gregg	North Charleston	SC	—	2,193	4,636	—	6,829	231	2/7/2014	2008
Hobby Lobby	Avon	IN	—	1,439	5,855	—	7,294	255	2/7/2014	2007
Hobby Lobby	Kannapolis	NC	—	1,929	4,227	—	6,156	192	2/7/2014	2004
Hobby Lobby	Columbia	TN	—	951	2,467	—	3,418	124	2/26/2014	1986
Hobby Lobby	Logan	UT	—	2,683	3,079	—	5,762	152	2/7/2014	2008
Holy Cross Hospital	Silver Spring	MD	—	637	7,375	4,424	12,436	—	11/5/2013	1972
Home Depot	Tolleson	AZ	—	6,607	23,772	—	30,379	1,004	2/7/2014	2010
Home Depot	Tucson	AZ	—	6,251	—	—	6,251	—	2/7/2014	2005
Home Depot	San Diego	CA	6,650	12,518	—	—	12,518	—	2/7/2014	1998
Home Depot	Evans	GA	—	4,583	—	—	4,583	—	2/7/2014	2009
Home Depot	Kennesaw	GA	—	1,809	12,331	—	14,140	497	2/7/2014	2012
Home Depot	Slidell	LA	1,996	5,131	—	—	5,131	—	2/7/2014	1998
Home Depot	Las Vegas	NV	—	7,907	—	—	7,907	—	2/7/2014	1998
Home Depot	Columbia	SC	—	2,911	15,463	—	18,374	4,000	11/9/2009	2009
Home Depot	Odessa	TX	—	1,599	—	—	1,599	—	2/7/2014	1998
Home Depot	Winchester	VA	—	3,955	18,405	—	22,360	949	2/7/2014	2008
Home Town Buffet	Oxnard	CA	—	195	1,044	—	1,239	61	1/8/2014	1998
Home Town Buffet	Rialto	CA	—	265	1,261	—	1,526	77	1/8/2014	1998
Home Town Buffet	San Marcos	CA	—	195	1,044	—	1,239	61	1/8/2014	1997
Home Town Buffet	Santa Maria	CA	—	191	1,006	—	1,197	29	1/8/2014	2002
Home Town Buffet	Santee	CA	—	265	1,261	—	1,526	79	1/8/2014	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Home Town Buffet	Newark	DE	—	177	1,129	—	1,306	39	1/8/2014	1983
Home Town Buffet	Peoria	IL	—	195	1,013	—	1,208	66	1/8/2014	2000
Home Town Buffet	Deptford	NJ	—	195	1,044	—	1,239	61	1/8/2014	2005
Home Town Buffet	Philadelphia	PA	—	195	1,044	—	1,239	28	1/8/2014	1997
Home Town Buffet	El Paso	TX	—	246	1,248	—	1,494	75	1/8/2014	1995
Home Town Buffet	Union Gap	WA	—	253	1,320	—	1,573	78	1/8/2014	2002
Hooley House Sports Pub	Brooklyn	OH	—	291	321	—	612	28	6/27/2013	2000
Houlihan's	Plymouth Meeting	PA	—	870	2,015	—	2,885	168	6/27/2013	1995
Huntington National Bank	Conneaut	OH	—	205	477	—	682	31	10/1/2013	1971
Huntington National Bank	Jefferson	OH	—	255	765	—	1,020	50	10/1/2013	1963
Hy-Vee	Vermillion	SD	2,922	409	3,684	—	4,093	442	4/8/2013	1986
IEA, Inc.	Kenosha	WI	7,282	2,280	2,358	—	4,638	235	2/21/2014	1997
IFM Efectors	Malvern	PA	—	—	—	5,937	5,937	—	8/20/2014	2014
Igloo	Katy	TX	—	5,617	38,470	—	44,087	1,555	2/7/2014	2004
IHOP	Auburn	AL	—	1,111	933	—	2,044	83	6/27/2013	1998
IHOP	Homewood	AL	—	610	1,762	—	2,372	147	6/27/2013	1995
IHOP	Montgomery	AL	—	941	—	—	941	—	6/27/2013	1998
IHOP	Castle Rock	CO	—	320	2,334	—	2,654	195	6/27/2013	1995
IHOP	Greeley	CO	—	120	1,538	—	1,658	129	6/27/2013	1995
IHOP	Pueblo	CO	—	330	1,589	—	1,919	133	6/27/2013	1995
IHOP	Stockbridge	GA	—	580	2,091	—	2,671	175	6/27/2013	1995
IHOP	Bossier City	LA	—	541	1,342	—	1,883	119	6/27/2013	1998
IHOP	Natchitoches	LA	—	750	89	—	839	7	6/27/2013	1995
IHOP	Roseville	MI	—	340	1,071	—	1,411	90	6/27/2013	1995
IHOP	Warren	MI	—	605	830	—	1,435	73	6/27/2013	1996
IHOP	Kansas City	MO	—	630	1,002	—	1,632	84	6/27/2013	1995
IHOP	Southaven	MS	—	350	2,108	—	2,458	176	6/27/2013	1995
IHOP	Poughkeepsie	NY	—	430	1,129	—	1,559	94	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
IHOP	Greenville	SC	—	610	1,551	—	2,161	130	6/27/2013	1995
IHOP	Clarksville	TN	—	530	1,346	—	1,876	113	6/27/2013	1995
IHOP	Memphis	TN	—	750	2,009	—	2,759	168	6/27/2013	1995
IHOP	Murfreesboro	TN	—	600	1,687	—	2,287	141	6/27/2013	1995
IHOP	Baytown	TX	—	698	1,297	—	1,995	100	7/31/2013	1998
IHOP	Corpus Christi	TX	—	1,176	—	—	1,176	—	7/31/2013	1995
IHOP	Fort Worth	TX	—	560	1,879	—	2,439	157	6/27/2013	1995
IHOP	Houston	TX	—	760	2,462	—	3,222	206	6/27/2013	1995
IHOP	Killeen	TX	—	380	1,028	—	1,408	86	6/27/2013	1995
IHOP	Lake Jackson	TX	—	370	2,018	—	2,388	169	6/27/2013	1995
IHOP	Leon Valley	TX	—	650	2,055	—	2,705	172	6/27/2013	1995
IHOP	Auburn	WA	—	780	1,878	—	2,658	157	6/27/2013	1995
Indi's Fast Food	Louisville	KY	—	292	157	—	449	12	7/31/2013	1972
Ingersoll Rand	Annandale	NJ	—	1,367	14,223	33	15,623	983	4/30/2014	1999
Ingram Micro	Amherst	NY	—	4,107	20,347	—	24,454	622	6/25/2014	1986
Invensys Systems	Foxboro	MA	43,700	—	—	32,650	32,650	240	6/27/2014	1965
Invesco Holding Company	Denver	CO	—	12,648	66,398	—	79,046	4,100	11/5/2013	2001
Iron Chef Super Buffet	Kissimmee	FL	—	297	127	—	424	10	7/31/2013	2000
Iron Mountain	Columbus	OH	—	405	3,642	—	4,047	509	9/28/2012	1954
Iron Mountain	Mohnton	PA	—	197	6,152	—	6,349	137	7/2/2014	1979
IRS Gateway Center	Covington	KY	—	3,120	80,689	—	83,809	1,842	6/5/2014	1994

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Irving Oil	Belfast	ME	—	339	698	—	1,037	38	2/7/2014	1997
Irving Oil	Bethel	ME	—	182	331	—	513	19	2/7/2014	1990
Irving Oil	Boothbay Harbor	ME	—	413	550	—	963	32	2/7/2014	1993
Irving Oil	Caribou	ME	—	187	404	—	591	22	2/7/2014	1990
Irving Oil	Fort Kent	ME	—	358	352	—	710	23	2/7/2014	1973
Irving Oil	Kennebunk	ME	—	469	541	—	1,010	33	2/7/2014	1980
Irving Oil	Lincoln	ME	—	360	360	—	720	20	2/7/2014	1994
Irving Oil	Orono	ME	—	228	272	—	500	15	2/7/2014	1984
Irving Oil	Saco	ME	—	619	222	—	841	18	2/7/2014	1995
Irving Oil	Skowhegan	ME	—	541	492	—	1,033	31	2/7/2014	1988
Irving Oil	Conway	NH	—	173	525	—	698	27	2/7/2014	2004
Irving Oil	Dover	NH	—	380	717	—	1,097	38	2/7/2014	1988
Irving Oil	Rochester	NH	—	290	747	—	1,037	39	2/7/2014	1970
Irving Oil	Dummerston	VT	—	185	353	—	538	22	2/7/2014	1993
Irving Oil	Rutland	VT	—	249	220	—	469	12	2/7/2014	1984
Irving Oil	Westminster	VT	—	108	437	—	545	24	2/7/2014	1990
Jack in the Box	Avondale	AZ	—	110	2,237	—	2,347	181	6/27/2013	1995
Jack in the Box	Chandler	AZ	—	450	1,447	—	1,897	117	6/27/2013	1995
Jack in the Box	Folsom	CA	—	280	2,423	—	2,703	196	6/27/2013	1995
Jack in the Box	Fresno	CA	—	190	1,810	—	2,000	146	6/27/2013	1995
Jack in the Box	Sacramento	CA	—	476	1,110	—	1,586	85	7/31/2013	1991
Jack in the Box	West Sacramento	CA	—	590	1,710	—	2,300	138	6/27/2013	1995
Jack in the Box	Burley	ID	—	240	1,430	—	1,670	116	6/27/2013	1995
Jack in the Box	Moscow	ID	—	350	1,110	—	1,460	90	6/27/2013	1995
Jack in the Box	Belleville	IL	—	200	966	—	1,166	78	6/27/2013	1995
Jack in the Box	Walker	LA	—	543	1,196	—	1,739	102	6/27/2013	2001
Jack in the Box	Florissant	MO	—	502	1,515	—	2,017	122	6/27/2013	1995
Jack in the Box	St. Louis	MO	—	420	1,494	—	1,914	121	6/27/2013	1995
Jack in the Box	Las Vegas	NV	—	680	1,533	—	2,213	124	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Jack in the Box	Salem	OR	—	580	1,301	—	1,881	105	6/27/2013	1995
Jack in the Box	Tigard	OR	—	620	1,361	—	1,981	110	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,325	—	1,745	107	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,365	—	1,785	110	6/27/2013	1995
Jack in the Box	Cleburne	TX	—	291	1,647	—	1,938	127	7/31/2013	2000
Jack in the Box	Corinth	TX	—	400	1,416	—	1,816	114	6/27/2013	1995
Jack in the Box	Farmers Branch	TX	—	460	1,640	—	2,100	133	6/27/2013	1995
Jack in the Box	Fort Worth	TX	—	490	1,702	—	2,192	138	6/27/2013	1995
Jack in the Box	Georgetown	TX	—	600	1,508	—	2,108	122	6/27/2013	1995
Jack in the Box	Granbury	TX	—	380	1,449	—	1,829	117	6/27/2013	1995
Jack in the Box	Grand Prairie	TX	—	600	1,856	—	2,456	150	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	470	1,344	—	1,814	109	6/27/2013	1995
Jack in the Box	Gun Barrel City	TX	—	300	961	—	1,261	78	6/27/2013	1995
Jack in the Box	Houston	TX	—	460	1,437	—	1,897	116	6/27/2013	1995
Jack in the Box	Houston	TX	—	390	1,172	—	1,562	95	6/27/2013	1995
Jack in the Box	Houston	TX	—	330	1,845	—	2,175	149	6/27/2013	1995
Jack in the Box	Houston	TX	—	410	1,621	—	2,031	131	6/27/2013	1995
Jack in the Box	Houston	TX	—	450	1,396	—	1,846	113	6/27/2013	1995
Jack in the Box	Hutchins	TX	—	330	1,363	—	1,693	110	6/27/2013	1995
Jack in the Box	Kingswood	TX	—	430	955	—	1,385	77	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	440	1,544	—	1,984	125	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	450	1,563	—	2,013	126	6/27/2013	1995
Jack in the Box	Mesquite	TX	—	560	1,652	—	2,212	134	6/27/2013	1995
Jack in the Box	Missouri City	TX	—	451	837	—	1,288	64	7/31/2013	1991
Jack in the Box	Nacogdoches	TX	—	340	1,320	—	1,660	107	6/27/2013	1995
Jack in the Box	Orange	TX	—	270	1,661	—	1,931	134	6/27/2013	1995
Jack in the Box	Port Arthur	TX	—	460	1,405	—	1,865	114	6/27/2013	1995
Jack in the Box	Rockwall	TX	—	450	1,275	—	1,725	103	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Jack in the Box	San Antonio	TX	—	400	1,244	—	1,644	101	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	470	1,256	—	1,726	101	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	350	1,249	—	1,599	101	6/27/2013	1995
Jack in the Box	Spring	TX	—	570	1,340	—	1,910	108	6/27/2013	1995
Jack in the Box	Spring	TX	—	450	1,487	—	1,937	120	6/27/2013	1995
Jack in the Box	Texas City	TX	—	454	844	—	1,298	72	6/27/2013	1991
Jack in the Box	Tyler	TX	—	450	1,025	—	1,475	83	6/27/2013	1995
Jack in the Box	Weatherford	TX	—	480	1,329	—	1,809	107	6/27/2013	1995
Jack in the Box	Enumclaw	WA	—	380	1,238	—	1,618	100	6/27/2013	1995
Jiffy Lube	Houston	TX	—	423	1,037	—	1,460	28	6/9/2014	2008
Jo-Ann's	Shakopee	MN	—	994	1,807	—	2,801	79	2/7/2014	2012
Joe's Crab Shack	Lilburn	GA	—	800	1,917	—	2,717	160	6/27/2013	1995
Joe's Crab Shack	Houston	TX	—	900	1,749	—	2,649	146	6/27/2013	1995
John Deere	Davenport	IA	—	1,161	22,052	—	23,213	3,531	5/31/2012	2003
Johnny Carinos	Rogers	AR	—	997	2,540	—	3,537	225	6/27/2013	2001
Johnny Carinos	Columbus	IN	—	809	1,888	—	2,697	154	8/30/2013	2004
Johnny Carinos	Muncie	IN	—	540	2,160	—	2,700	177	8/30/2013	2003
Johnny Carinos	Amarillo	TX	—	993	2,317	—	3,310	201	7/31/2013	2001
Johnny Carinos	Grand Prairie	TX	—	997	2,327	—	3,324	202	7/31/2013	2001
Johnny Carinos	Houston	TX	—	1,328	2,656	—	3,984	235	6/27/2013	2002
Johnny Carinos	Midland	TX	—	998	2,329	—	3,327	202	7/31/2013	2000
Johnny Carinos	San Angelo	TX	—	769	2,306	—	3,075	200	7/31/2013	2005
Johnson Controls	Pinellas Park	FL	16,200	4,538	23,842	—	28,380	1,636	11/5/2013	2001
Kaiser Permanente	Cupertino	CA	—	14,236	42,708	—	56,944	4,157	2/20/2013	1969
Katun Corp.	Davenport	IA	—	454	7,485	—	7,939	200	5/6/2014	1993
Kentucky Fried Chicken	Bloomington	IL	—	576	1,466	—	2,042	125	6/27/2013	2004
Kentucky Fried Chicken	Charleston	IL	—	282	1,514	—	1,796	129	6/27/2013	2003
Kentucky Fried Chicken	Decatur	IL	—	276	1,619	—	1,895	138	6/27/2013	2001

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Kentucky Fried Chicken	Mattoon	IL	—	113	1,019	—	1,132	78	7/31/2013	1973
Kentucky Fried Chicken	Rockford	IL	—	201	1,142	—	1,343	88	7/31/2013	1995
Kentucky Fried Chicken	Springfield	IL	—	267	1,068	—	1,335	82	7/31/2013	1987
Kentucky Fried Chicken	Springfield	IL	—	212	1,203	—	1,415	93	7/31/2013	1987
Kentucky Fried Chicken	Crawfordsville	IN	—	159	1,068	—	1,227	91	6/27/2013	1979
Kentucky Fried Chicken	Franklin	IN	—	205	1,375	—	1,580	118	6/27/2013	1976
Kentucky Fried Chicken	Greenwood	IN	—	339	1,405	—	1,744	120	6/27/2013	1976
Kentucky Fried Chicken	Burnsville	MN	—	267	267	—	534	21	7/31/2013	1988
Kentucky Fried Chicken	Deming	NM	—	220	691	—	911	56	6/27/2013	1995
Kentucky Fried Chicken	Las Cruces	NM	—	270	498	—	768	40	6/27/2013	1995
Kentucky Fried Chicken	Warren	OH	—	426	640	—	1,066	49	7/31/2013	1987
Kentucky Fried Chicken	New Kensington	PA	—	324	487	—	811	37	7/31/2013	1967
Kentucky Fried Chicken	Greenville	TX	—	119	585	—	704	50	6/27/2013	1988
Kentucky Fried Chicken	Appleton	WI	—	350	874	—	1,224	71	6/27/2013	1995
Kentucky Fried Chicken / A&W	Granite City	IL	—	102	1,083	—	1,185	93	6/27/2013	1987
Kentucky Fried Chicken / A&W	Allison Park	PA	—	246	683	—	929	58	6/27/2013	1978
Kentucky Fried Chicken / A&W	Germantown	WI	—	368	913	—	1,281	78	6/27/2013	1989
Kentucky Fried Chicken / A&W	Green Bay	WI	—	208	1,022	—	1,230	87	6/27/2013	1986
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	396	773	—	1,169	66	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	281	795	—	1,076	68	6/27/2013	1992
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	89	750	—	839	64	6/27/2013	1989
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	197	975	—	1,172	83	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	138	924	—	1,062	79	6/27/2013	1992
Kentucky Fried Chicken / A&W	South Milwaukee	WI	—	197	695	—	892	59	6/27/2013	1993
Kentucky Fried Chicken / A&W	Wauwatosa	WI	—	135	615	—	750	53	6/27/2013	1992
Kentucky Fried Chicken / A&W	West Bend	WI	—	185	705	—	890	60	6/27/2013	1972
Ker's WingHouse Bar and Grill	Brandon	FL	—	340	654	—	994	55	6/27/2013	1995
Ker's WingHouse Bar and Grill	Clearwater	FL	—	550	627	—	1,177	52	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Kettle Restaurant	College Station	TX	—	225	249	—	474	22	6/27/2013	1981
Kettle Restaurant	San Antonio	TX	—	168	206	—	374	16	7/31/2013	1965
Key Bank	Spencerport	NY	—	59	1,112	—	1,171	92	6/5/2013	1960
Key Bank	Berea	OH	—	234	1,326	—	1,560	86	10/1/2013	1958
Kirklands	Wilmington	NC	—	1,127	1,061	—	2,188	50	2/7/2014	2004
Kohl's	Monrovia	CA	8,700	8,052	7,891	—	15,943	348	2/7/2014	1982
Kohl's	Tavares	FL	4,670	4,173	—	—	4,173	—	2/7/2014	2008
Kohl's	Fort Dodge	IA	—	1,431	3,109	—	4,540	137	2/7/2014	2011
Kohl's	Salina	KS	—	964	5,009	—	5,973	198	2/7/2014	2009
Kohl's	Howell	MI	7,705	547	10,399	—	10,946	1,309	3/28/2013	2003
Kohl's	Saginaw	MI	—	1,110	6,932	—	8,042	272	2/7/2014	2011
Kohl's	Columbia	SC	—	1,532	14,561	—	16,093	545	2/7/2014	2007
Kohl's	Spartanburg	SC	—	2,984	5,842	—	8,826	246	2/7/2014	2006
Kohl's	Brownsville	TX	—	2,756	3,423	—	6,179	152	2/7/2014	2007
Kohl's	McAllen	TX	3,591	1,286	7,321	—	8,607	298	2/7/2014	2005
Kohl's	Onalaska	WI	3,550	1,903	6,971	—	8,874	279	2/7/2014	1992
Kohl's	Rice Lake	WI	—	1,268	7,788	—	9,056	308	2/7/2014	2011
Kroger	Calhoun	GA	—	—	6,279	—	6,279	353	11/5/2013	1996
Kroger	Lithonia	GA	—	—	6,250	—	6,250	351	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,574	—	7,574	425	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,691	—	7,691	432	11/5/2013	1993
Kroger	Frankfort	KY	—	—	5,794	—	5,794	325	11/5/2013	1995
Kroger	Georgetown	KY	—	—	6,742	—	6,742	379	11/5/2013	1995
Kroger	Madisonville	KY	—	—	5,715	—	5,715	321	11/5/2013	1996
Kroger	Murray	KY	—	—	6,165	—	6,165	346	11/5/2013	1995
Kroger	Owensboro	KY	—	—	6,073	—	6,073	341	11/5/2013	1996
Kroger	Franklin	TN	—	—	7,782	—	7,782	437	11/5/2013	1996
Kroger	Knoxville	TN	—	—	7,642	—	7,642	429	11/5/2013	1996

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Krystal	Greenville	AL	—	195	1,147	—	1,342	93	6/27/2013	1995
Krystal	Huntsville	AL	—	348	811	—	1,159	98	4/23/2013	1960
Krystal	Huntsville	AL	—	352	654	—	1,006	79	4/23/2013	1971
Krystal	Huntsville	AL	—	305	712	—	1,017	77	6/10/2013	1985
Krystal	Montgomery	AL	—	259	1,036	—	1,295	167	9/21/2012	1964
Krystal	Montgomery	AL	—	560	829	—	1,389	67	6/27/2013	1995
Krystal	Montgomery	AL	—	303	562	—	865	68	4/23/2013	1962
Krystal	Montgomery	AL	—	502	613	—	1,115	74	4/23/2013	1962
Krystal	Phenix City	AL	—	366	1,465	—	1,831	236	9/21/2012	1980
Krystal	Scottsboro	AL	—	20	1,157	—	1,177	94	6/27/2013	1995
Krystal	Tuscaloosa	AL	—	206	1,165	—	1,371	188	9/21/2012	1976
Krystal	Valley	AL	—	297	694	—	991	83	4/23/2013	1979
Krystal	Vestavia Hills	AL	—	342	513	—	855	62	4/23/2013	1995
Krystal	Jacksonville	FL	—	574	574	—	1,148	93	9/21/2012	1990
Krystal	Orlando	FL	—	372	372	—	744	60	9/21/2012	1994
Krystal	Orlando	FL	—	669	446	—	1,115	72	9/21/2012	1995
Krystal	Plant City	FL	—	355	533	—	888	86	9/21/2012	2012
Krystal	St. Augustine	FL	—	411	411	—	822	66	9/21/2012	2012
Krystal	Albany	GA	—	309	721	—	1,030	116	9/21/2012	1962
Krystal	Atlanta	GA	—	166	664	—	830	107	9/21/2012	1973
Krystal	Augusta	GA	—	365	851	—	1,216	137	9/21/2012	1979
Krystal	Columbus	GA	—	622	934	—	1,556	151	9/21/2012	1977
Krystal	Decatur	GA	—	94	533	—	627	86	9/21/2012	1965
Krystal	East Point	GA	—	221	664	—	885	103	10/26/2012	1984
Krystal	Macon	GA	—	325	759	—	1,084	123	9/21/2012	1962
Krystal	Milledgeville	GA	—	261	609	—	870	98	9/21/2012	2011
Krystal	Snellville	GA	—	466	466	—	932	75	9/21/2012	1981
Krystal	Corinth	MS	—	279	652	—	931	78	4/23/2013	2007

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Krystal	Gulfport	MS	—	215	861	—	1,076	139	9/21/2012	2011
Krystal	Jackson	MS	—	285	1,140	—	1,425	184	9/21/2012	1978
Krystal	Jackson	MS	—	198	1,120	—	1,318	181	9/21/2012	1983
Krystal	Pearl	MS	—	426	638	—	1,064	103	9/21/2012	1976
Krystal	Chattanooga	TN	—	336	784	—	1,120	126	9/21/2012	2010
Krystal	Chattanooga	TN	—	186	328	—	514	11	6/27/2013	1995
Krystal	Chattanooga	TN	—	440	659	—	1,099	79	4/23/2013	1983
Krystal	Knoxville	TN	—	369	246	—	615	40	9/21/2012	1970
Krystal	Lawrenceburg	TN	—	304	709	—	1,013	85	4/23/2013	1980
Krystal	Memphis	TN	—	257	1,029	—	1,286	124	4/23/2013	1975
Krystal	Memphis	TN	—	181	723	—	904	87	4/23/2013	1972
Krystal	Murfreesboro	TN	—	465	698	—	1,163	84	4/23/2013	2008
Kum & Go	Bentonville	AR	—	587	1,370	—	1,957	164	11/20/2012	2009
Kum & Go	Lowell	AR	—	774	1,437	—	2,211	172	11/20/2012	2009
Kum & Go	Paragould	AR	—	708	2,123	—	2,831	273	9/28/2012	2012
Kum & Go	Rogers	AR	—	668	1,559	—	2,227	186	11/20/2012	2008
Kum & Go	Sherwood	AR	—	866	1,609	—	2,475	207	9/28/2012	2012
Kum & Go	Fountain	CO	—	1,131	1,696	—	2,827	194	12/24/2012	2012
Kum & Go	Monument	CO	—	1,192	1,457	—	2,649	167	12/24/2012	2012
Kum & Go	Muscatine	IA	—	794	1,853	—	2,647	212	12/27/2012	2012
Kum & Go	Ottumwa	IA	—	586	1,368	—	1,954	163	11/20/2012	1998
Kum & Go	Sloan	IA	—	447	2,162	—	2,609	120	2/7/2014	2008
Kum & Go	Story City	IA	—	223	2,089	—	2,312	103	2/7/2014	2006
Kum & Go	Tipton	IA	—	507	1,945	—	2,452	113	2/7/2014	2008
Kum & Go	Waukee	IA	—	1,280	1,280	—	2,560	129	3/28/2013	2012
Kum & Go	West Branch	IA	—	219	1,089	—	1,308	53	2/7/2014	1997
Kum & Go	Joplin	MO	—	218	782	—	1,000	51	2/11/2014	1987
Kum & Go	Joplin	MO	—	314	1,610	—	1,924	81	2/11/2014	1984

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Kum & Go	Joplin	MO	—	127	300	—	427	20	2/11/2014	1973
Kum & Go	Joplin	MO	—	205	594	—	799	39	2/11/2014	1986
Kum & Go	Neosho	MO	—	504	1,144	—	1,648	58	2/11/2014	1997
Kum & Go	Tioga	ND	—	318	2,863	—	3,181	342	11/8/2012	2012
Kum & Go	Muskogee	OK	—	423	1,691	—	2,114	139	7/22/2013	2013
Kum & Go	Muskogee	OK	—	97	973	—	1,070	14	9/30/2014	1999
Kum & Go	Cheyenne	WY	—	411	2,327	—	2,738	267	12/27/2012	2012
Kum & Go	Gillette	WY	—	878	2,048	—	2,926	177	6/28/2013	2013
L.A. Fitness	Avondale	AZ	—	2,253	9,040	—	11,293	428	2/7/2014	2006
L.A. Fitness	Glendale	AZ	3,193	2,177	7,568	—	9,745	388	2/7/2014	2005
L.A. Fitness	Marana	AZ	—	1,284	8,322	—	9,606	410	2/7/2014	2011
L.A. Fitness	Highland	CA	4,700	2,274	8,673	—	10,947	454	2/7/2014	2009
L.A. Fitness	Broadview	IL	—	3,345	8,763	—	12,108	420	2/7/2014	2010
L.A. Fitness	Oswego	IL	—	3,163	8,749	—	11,912	437	2/7/2014	2008
L.A. Fitness	Carmel	IN	—	1,457	9,562	—	11,019	453	2/7/2014	2008
L.A. Fitness	Indianapolis	IN	—	1,279	8,970	—	10,249	425	2/7/2014	2009
L.A. Fitness	Oakdale	MN	4,749	2,315	8,315	—	10,630	411	2/7/2014	2009
L.A. Fitness	Edmond	OK	—	962	6,916	—	7,878	276	3/31/2014	2014
L.A. Fitness	Easton	PA	—	938	10,600	—	11,538	505	2/7/2014	1979
L.A. Fitness	Dallas	TX	4,712	2,629	10,413	—	13,042	469	2/7/2014	2008
L.A. Fitness	Denton	TX	3,960	1,888	9,568	—	11,456	444	2/7/2014	2009
L.A. Fitness	Duncanville	TX	—	1,538	10,023	—	11,561	457	2/7/2014	2007
L.A. Fitness	Spring	TX	—	1,970	9,290	—	11,260	430	2/7/2014	2006
Lakeshore Crossing	Gainesville	GA	4,400	2,789	6,845	—	9,634	305	2/7/2014	1995
Lamons Metal Gasket Co	Houston	TX	6,372	1,821	7,562	—	9,383	318	2/21/2014	1999
Large Private Company	Columbia	SC	—	1,875	19,591	—	21,466	947	11/5/2013	2014
Leeann Chin	Blaine	MN	—	480	528	—	1,008	43	6/27/2013	1995
Leeann Chin	Chanhassen	MN	—	450	763	—	1,213	62	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Leeann Chin	Golden Valley	MN	—	270	776	—	1,046	63	6/27/2013	1995
Lee's Famous Recipe Chicken	Florissant	MO	—	306	560	—	866	48	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Ann	MO	—	187	571	—	758	49	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Louis	MO	—	107	874	—	981	75	6/27/2013	1984
Logan's Roadhouse	Huntsville	AL	—	520	4,797	—	5,317	401	6/27/2013	1995
Logan's Roadhouse	Fayetteville	AR	—	1,570	2,182	—	3,752	182	6/27/2013	1995
Logan's Roadhouse	Hattiesburg	MS	—	890	4,012	—	4,902	335	6/27/2013	1995
Logan's Roadhouse	Owasso	OK	—	1,449	2,173	—	3,622	189	7/31/2013	2006
Logan's Roadhouse	Clarksville	TN	—	1,010	4,424	—	5,434	370	6/27/2013	1995
Logan's Roadhouse	Cleveland	TN	—	890	3,902	—	4,792	326	6/27/2013	1995
Logan's Roadhouse	Mt. Juliet	TN	—	1,366	2,538	—	3,904	220	7/31/2013	2006
Logan's Roadhouse	El Paso	TX	—	320	4,731	—	5,051	396	6/27/2013	1995
Long John Silver's / A&W	Merced	CA	—	174	695	—	869	53	7/31/2013	1982
Long John Silver's / A&W	Collinsville	IL	—	220	940	—	1,160	80	6/27/2013	2006
Long John Silver's / A&W	Fairview Heights	IL	—	258	525	—	783	45	6/27/2013	1976
Long John Silver's / A&W	Jacksonville	IL	—	171	431	—	602	37	6/27/2013	1978
Long John Silver's / A&W	Litchfield	IL	—	194	996	—	1,190	85	6/27/2013	1986
Long John Silver's / A&W	Marion	IL	—	305	1,059	—	1,364	91	6/27/2013	1983
Long John Silver's / A&W	Mount Carmel	IL	—	105	484	—	589	41	6/27/2013	1977
Long John Silver's / A&W	Vandalia	IL	—	101	484	—	585	41	6/27/2013	1976
Long John Silver's / A&W	West Frankfort	IL	—	244	996	—	1,240	85	6/27/2013	1977
Long John Silver's / A&W	Wood River	IL	—	251	314	—	565	27	6/27/2013	1975
Long John Silver's / A&W	Garden City	KS	—	120	530	—	650	45	6/27/2013	1978
Long John Silver's / A&W	Hays	KS	—	160	624	—	784	53	6/27/2013	1994
Long John Silver's / A&W	Kansas City	MO	—	389	722	—	1,111	56	7/31/2013	1995
Long John Silver's / A&W	Neosho	MO	—	93	261	—	354	6	7/31/2013	1994
Long John Silver's / A&W	Asheville	NC	—	586	693	—	1,279	59	6/27/2013	1992
Long John Silver's / A&W	Alamogordo	NM	—	160	574	—	734	46	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Long John Silver's / A&W	Albuquerque	NM	—	227	680	—	907	52	7/31/2013	1975
Long John Silver's / A&W	Clovis	NM	—	210	705	—	915	4	6/27/2013	1995
Long John Silver's / A&W	Las Cruces	NM	—	242	565	—	807	44	7/31/2013	1975
Long John Silver's / A&W	Englewood	OH	—	547	—	—	547	—	6/27/2013	1974
Long John Silver's / A&W	Fairborn	OH	—	103	300	—	403	26	6/27/2013	1976
Long John Silver's / A&W	Marion	OH	—	182	389	—	571	9	6/27/2013	1994
Long John Silver's / A&W	Johnstown	PA	—	389	906	—	1,295	62	7/31/2013	1995
Long John Silver's / A&W	Penn Hills	PA	—	438	656	—	1,094	51	7/31/2013	1993
Long John Silver's / A&W	Jackson	TN	—	264	323	—	587	25	7/31/2013	1995
Long John Silver's / A&W	Arlington	TX	—	365	537	—	902	46	6/27/2013	1993
Long John Silver's / A&W	Austin	TX	—	459	477	—	936	41	6/27/2013	1993
Long John Silver's / A&W	Cleburne	TX	—	205	380	—	585	29	7/31/2013	1986
Long John Silver's / A&W	Irving	TX	—	522	512	—	1,034	6	6/27/2013	1995
Long John Silver's / KFC	Green Bay	WI	—	748	563	—	1,311	48	6/27/2013	1978
Long John Silver's / Taco Bell	Ashtabula	OH	—	440	1,640	—	2,080	133	6/27/2013	1995
Longhorn Steakhouse	Tampa	FL	—	370	1,852	—	2,222	155	6/27/2013	1995
Los Tios Mexican Restaurant	Dalton	OH	—	18	30	—	48	3	6/27/2013	1990
Lowe's	Jonesboro	AR	5,699	2,101	8,405	—	10,506	253	5/19/2014	1994
Lowe's	Denver	CO	—	11,953	—	—	11,953	—	2/7/2014	2009
Lowe's	Burlington	IA	—	2,775	8,191	—	10,966	324	2/7/2014	1996
Lowe's	Florence	KY	—	4,814	10,189	—	15,003	424	2/7/2014	1997
Lowe's	New Orleans	LA	15,051	10,315	20,728	—	31,043	1,164	11/5/2013	2005
Lowe's	Sanford	ME	4,672	4,045	—	—	4,045	—	2/7/2014	2009
Lowe's	Windham	ME	7,930	12,640	—	—	12,640	—	6/3/2013	2006
Lowe's	Benton Harbor	MI	—	1,011	7,851	—	8,862	310	3/17/2014	1994
Lowe's	Kansas City	MO	—	3,729	—	—	3,729	—	2/7/2014	2009
Lowe's	Ticonderoga	NY	4,345	1,812	—	—	1,812	—	2/7/2014	2009
Lowe's	West Carrollton	OH	6,375	2,864	9,883	—	12,747	387	2/7/2014	1994
Lowe's	Columbia	SC	—	5,485	—	—	5,485	—	2/7/2014	1994

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Lowe's	Texas City	TX	6,566	2,313	9,253	—	11,566	392	5/19/2014	1995
Lube Stop	Akron	OH	—	79	287	—	366	5	9/2/2014	1988
Lube Stop	Akron	OH	—	135	761	—	896	13	9/2/2014	1995
Lube Stop	Akron	OH	—	205	1,043	—	1,248	17	9/2/2014	1992
Lube Stop	Bedford Heights	OH	—	156	529	—	685	10	9/2/2014	1986
Lube Stop	Cleveland	OH	—	127	559	—	686	9	9/2/2014	1988
Lube Stop	Fairview Park	OH	—	205	179	—	384	6	9/2/2014	1988
Lube Stop	Lakewood	OH	—	205	765	—	970	13	9/2/2014	1993
Lube Stop	Mayfield Heights	OH	—	201	430	—	631	8	9/2/2014	1988
Lube Stop	Medina	OH	—	135	414	—	549	8	9/2/2014	1995
Lube Stop	N. Barberton	OH	—	140	502	—	642	8	9/2/2014	1998
Lube Stop	Painesville	OH	—	276	208	—	484	6	9/2/2014	1988
Lube Stop	Parma	OH	—	124	390	—	514	6	7/31/2014	1986
Lube Stop	Parma	OH	—	306	502	—	808	10	9/2/2014	1986
Lube Stop	Seven Hills	OH	—	182	201	—	383	5	9/2/2014	1987
Lube Stop	Solon	OH	—	233	487	—	720	9	9/2/2014	1992
Lube Stop	South Euclid	OH	—	109	561	—	670	8	9/2/2014	1986
Lube Stop	Stow	OH	—	230	132	—	362	4	9/2/2014	1988
Lube Stop	Westlake	OH	—	85	525	—	610	7	9/2/2014	1999
Lube Stop	Willoughby	OH	—	168	425	—	593	7	9/2/2014	1986
Lumber Liquidators	Saginaw	MI	—	287	502	—	789	17	5/28/2014	2000

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Macaroni Grill	Flanders	NJ	915	1,468	883	—	2,351	40	2/7/2014	2003
Macaroni Grill	W. Windsor	NJ	1,043	1,307	1,498	—	2,805	64	2/7/2014	1998
Mattress Firm	Daphne	AL	—	528	1,233	—	1,761	84	10/1/2013	2013
Mattress Firm	Dothan	AL	—	406	1,217	—	1,623	111	5/14/2013	2013
Mattress Firm	Rogers	AR	—	321	1,284	—	1,605	135	2/6/2013	2012
Mattress Firm	Destin	FL	—	693	1,287	—	1,980	111	6/5/2013	2013
Mattress Firm	Melbourne	FL	—	405	1,237	—	1,642	58	2/7/2014	2011
Mattress Firm	Tallahassee	FL	—	924	1,386	—	2,310	127	5/14/2013	2013
Mattress Firm	Boise	ID	—	335	1,339	—	1,674	141	2/22/2013	2013
Mattress Firm	Garden City	ID	—	492	1,305	—	1,797	58	2/26/2014	2003
Mattress Firm	Fairview Heights	IL	—	231	958	—	1,189	50	2/7/2014	1977
Mattress Firm	Columbus	IN	—	157	891	—	1,048	106	11/6/2012	1964
Mattress Firm	Evansville	IN	—	117	2,227	—	2,344	235	2/11/2013	1995
Mattress Firm	Goshen	IN	—	211	1,555	—	1,766	63	3/20/2014	2013
Mattress Firm	Mishawaka	IN	—	375	1,500	—	1,875	123	7/30/2013	2013
Mattress Firm	South Bend	IN	—	289	2,445	—	2,734	110	2/24/2014	2013
Mattress Firm	Bowling Green	KY	—	648	973	—	1,621	93	4/25/2013	2012
Mattress Firm	Lafayette	LA	1,194	—	1,251	—	1,251	114	5/2/2013	1995
Mattress Firm	Flint	MI	—	467	1,323	—	1,790	23	8/19/2014	2014
Mattress Firm	Flint	MI	—	409	1,164	—	1,573	12	10/3/2014	2014
Mattress Firm	Goldsboro	NC	—	349	1,385	—	1,734	37	5/29/2014	2014
Mattress Firm	Greenville	NC	—	1,085	1,085	—	2,170	124	12/12/2012	2012
Mattress Firm	Raleigh	NC	—	1,091	1,091	—	2,182	140	9/28/2012	1997
Mattress Firm	Wilmington	NC	—	412	1,257	—	1,669	127	3/29/2013	2013
Mattress Firm	Wilson	NC	—	373	692	—	1,065	89	9/28/2012	2012
Mattress Firm	Painesville	OH	—	437	1,318	—	1,755	29	7/10/2014	2014
Mattress Firm	Florence	SC	—	398	929	—	1,327	107	12/7/2012	2012
Mattress Firm	Rock Hill	SC	—	385	898	—	1,283	69	8/21/2013	2008
Mattress Firm	Knoxville	TN	—	586	1,088	—	1,674	109	3/19/2013	2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Mattress Firm	Nederland	TX	—	311	1,245	—	1,556	160	9/26/2012	1997
Mattress Firm	Bountiful	UT	—	736	1,367	—	2,103	157	12/31/2012	2012
Mattress Firm	Spokane	WA	—	409	1,685	—	2,094	164	4/4/2013	2013
Mattress Firm	Spokane	WA	—	511	1,582	—	2,093	162	3/28/2013	2013
McAlisters	Murfreesboro	TN	—	310	720	—	1,030	60	6/27/2013	1995
McAlisters	Sherman	TX	—	563	1,223	—	1,786	44	5/16/2014	2013
McAlisters	Waco	TX	—	429	791	—	1,220	39	3/27/2014	2000
McDonald's	Scotland Neck	NC	—	320	—	—	320	—	6/27/2013	2005
MedAssets	Plano	TX	—	10,432	45,650	—	56,082	1,777	2/7/2014	2013
Melrose Park Center	Melrose Park	IL	—	6,143	10,515	—	16,658	460	2/7/2014	2006
Mercer Well Services	Cleburne	TX	—	262	369	—	631	10	6/25/2014	2008
Merrill Lynch	Hopewell	NJ	74,250	17,619	108,349	—	125,968	4,949	2/7/2014	2001
Metals USA	Horicon	WI	3,674	754	6,104	—	6,858	334	2/21/2014	1996
Metro PCS	Richardson	TX	8,107	1,292	19,606	—	20,898	1,137	11/5/2013	1986
Mezcal Mexican Restaurant	Grafton	OH	—	64	191	—	255	17	7/31/2013	1990
Michael's	Aliso Viejo	CA	39,332	18,724	31,970	5	50,699	1,795	11/5/2013	1995
Michael's	Lafayette	LA	—	1,831	3,631	—	5,462	188	2/7/2014	2011
Michelin	Louisville	KY	—	1,120	7,763	—	8,883	533	11/5/2013	2011
Millennium Chemicals	Glen Burnie	MD	13,695	2,127	23,198	—	25,325	962	2/21/2014	1984
Miraca Life Sciences	Irving	TX	—	3,237	37,297	—	40,534	1,358	4/28/2014	1997
Monro Muffler	Lewiston	ME	—	279	1,115	—	1,394	105	5/10/2013	1976
Monro Muffler	Waukesha	WI	—	228	684	—	912	58	7/23/2013	2002
Monterey's Tex Mex	Tulsa	OK	—	135	406	—	541	35	7/31/2013	2001
Mo's Irish Pub Restaurant	Wauwatosa	WI	—	550	818	—	1,368	68	6/27/2013	1995
MotoMart	St. Charles	MO	—	1,085	1,980	—	3,065	107	2/7/2014	2009
Mrs. Baird's	Dallas	TX	—	453	4,077	—	4,530	611	7/11/2012	2002
MS Energy Service	Midland	TX	—	1,165	948	—	2,113	26	6/12/2014	2012
My Dentist	Chickasha	OK	—	100	186	—	286	16	6/27/2013	1995
N/A - Billboard	Memphis	TN	—	33	—	—	33	—	7/31/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
N/A - Billboard	Memphis	TN	—	63	—	—	63	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	73	—	—	73	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	90	—	—	90	—	7/31/2013	1995
N/A - License Agreement	Winter Springs	FL	—	734	—	—	734	—	7/31/2013	1995
N/A - Parking Lot	Kingston	PA	—	29	—	—	29	—	6/27/2013	1995
National Institute of Health	Bethesda	MD	53,798	8,536	31,879	—	40,415	1,972	2/7/2014	1989
National Tire & Battery	St. Louis	MO	—	756	924	—	1,680	118	10/31/2012	1998
National Tire & Battery	Bellevue	TN	799	603	1,373	—	1,976	60	2/7/2014	1978
Native New Yorker	Glendale	AZ	—	254	420	—	674	36	6/27/2013	1998
Natural Grocers	Salem	OR	—	1,339	3,886	—	5,225	183	2/7/2014	2013
Nestle Holdings	Breinigsville	PA	—	—	66,948	—	66,948	4,594	11/5/2013	1994
NGL Energy Partners LP	Omaha	NE	—	—	10,225	1,169	11,394	1,709	11/5/2013	1980
Nomac Drilling	Houston	TX	—	369	2,669	—	3,038	67	6/12/2014	2012
Northern Tool & Equipment	Ocala	FL	1,650	1,693	2,727	—	4,420	128	2/7/2014	2008
Northrop Grumman	El Segundo	CA	—	15,935	67,908	—	83,843	1,780	6/27/2014	1972
NTW	Morrow	GA	—	397	1,586	—	1,983	234	6/5/2012	1992
O'Charley's	Dalton	GA	—	406	1,817	—	2,223	161	6/27/2013	1993
O'Charley's	Tucker	GA	—	1,037	866	—	1,903	77	6/27/2013	1993
Old Country Buffet	Mesa	AZ	—	191	1,007	—	1,198	62	1/8/2014	1999
Old Country Buffet	Burbank	CA	—	246	1,309	—	1,555	76	1/8/2014	2001
Old Country Buffet	Fresno	CA	—	326	1,306	—	1,632	77	1/8/2014	2003
Old Country Buffet	Gilroy	CA	—	249	986	—	1,235	57	1/8/2014	2002
Old Country Buffet	Lynwood	CA	—	245	1,308	—	1,553	76	1/8/2014	2002
Old Country Buffet	Rancho Cucamonga	CA	—	230	1,208	—	1,438	75	1/8/2014	1998
Old Country Buffet	San Luis Obispo	CA	—	195	1,013	—	1,208	66	1/8/2014	2000
Old Country Buffet	Vacaville	CA	—	195	1,044	—	1,239	61	1/8/2014	2000
Old Country Buffet	Littleton	CO	—	196	1,014	—	1,210	63	1/8/2014	1995
Old Country Buffet	Davie	FL	—	193	1,009	—	1,202	61	1/8/2014	1989
Old Country Buffet	Coon Rapids	MN	—	1,611	2,188	—	3,799	115	2/7/2014	2003

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Old Country Buffet	Dickson City	PA	—	262	1,257	—	1,519	80	1/8/2014	2004
Old Country Buffet	Downingtown	PA	—	264	1,261	—	1,525	78	1/8/2014	1997
Old Country Buffet	Lancaster	PA	—	225	1,202	—	1,427	77	1/8/2014	1998
Olive Garden	Edmonton	AB	—	2,870	452	—	3,322	9	7/28/2014	1990
Olive Garden	Edmonton	AB	—	2,946	461	—	3,407	9	7/28/2014	1990
Olive Garden	Flagstaff	AZ	—	875	455	—	1,330	8	7/28/2014	1996
Olive Garden	Altamonte Springs	FL	—	699	4,023	—	4,722	57	7/28/2014	2006
Olive Garden	Leesburg	FL	—	692	1,837	—	2,529	25	7/28/2014	1990
Olive Garden	Port Charlotte	FL	—	1,454	4,156	—	5,610	51	7/28/2014	1990
Olive Garden	Winnipeg	MB	—	1,640	1,444	—	3,084	20	7/28/2014	1989
Olive Garden	Salisbury	MD	—	1,171	3,144	—	4,315	40	7/28/2014	1995
Olive Garden	Cary	NC	—	1,545	6,603	—	8,148	79	7/28/2014	1992
Olive Garden	Oklahoma City	OK	—	819	4,053	—	4,872	50	7/28/2014	1991
Olive Garden	Langhorne	PA	—	970	3,717	—	4,687	46	7/28/2014	1996
Olive Garden	Pittsburgh	PA	—	1,560	1,422	—	2,982	24	7/28/2014	2003
Olive Garden	Houston	TX	—	973	2,902	—	3,875	37	7/28/2014	1994
Olive Garden	Chesapeake	VA	—	1,382	2,252	—	3,634	30	7/28/2014	1991
Olive Garden	Manassas	VA	—	1,965	2,585	—	4,550	33	7/28/2014	1993
Olive Garden	Silverdale	WA	—	1,752	2,015	—	3,767	27	7/28/2014	1993
Olive Garden	Morgantown	WV	—	1,765	2,199	—	3,964	37	7/28/2014	2006
Omnipoint Communication	Indianapolis	IN	49,838	5,770	64,073	—	69,843	5,116	5/9/2013	2000
On the Border	Rogers	AR	950	655	1,500	—	2,155	83	2/7/2014	2002
On the Border	Mesa	AZ	1,804	2,090	1,534	—	3,624	85	2/7/2014	1998
On the Border	Peoria	AZ	1,562	2,129	1,352	—	3,481	69	2/7/2014	1998
On the Border	Alpharetta	GA	—	1,771	1,842	—	3,613	102	2/7/2014	1997
On the Border	Buford	GA	—	1,786	1,506	—	3,292	84	2/7/2014	2001
On the Border	Naperville	IL	—	2,549	1,414	—	3,963	92	2/7/2014	1997
On the Border	West Springfield	MA	2,000	413	4,173	—	4,586	218	2/7/2014	1995
On the Border	Auburn Hills	MI	—	1,355	2,745	—	4,100	141	2/7/2014	1999

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
On the Border	Novi	MI	—	444	3,176	—	3,620	158	2/7/2014	1997
On the Border	Kansas City	MO	1,454	1,743	1,039	—	2,782	71	2/7/2014	1997
On the Border	Lees Summit	MO	1,200	1,647	1,008	—	2,655	67	2/7/2014	2002
On the Border	Concord Mills	NC	—	1,903	1,456	—	3,359	90	2/7/2014	2000
On the Border	Mount Laurel	NJ	713	1,446	1,938	—	3,384	107	2/7/2014	2004
On the Border	W. Windsor	NJ	2,432	1,489	1,703	—	3,192	124	2/7/2014	1998
On the Border	Columbus	OH	1,925	1,594	1,558	—	3,152	100	2/7/2014	1997
On the Border	Oklahoma City	OK	—	859	2,310	—	3,169	129	2/7/2014	1996
On the Border	Tulsa	OK	—	740	2,956	—	3,696	161	2/7/2014	1995
On the Border	Burleson	TX	—	891	2,844	—	3,735	153	2/7/2014	2000
On the Border	College Station	TX	—	2,218	1,471	—	3,689	81	2/7/2014	1997
On the Border	Denton	TX	—	1,419	2,012	—	3,431	111	2/7/2014	2002
On the Border	Desoto	TX	—	751	3,207	—	3,958	166	2/7/2014	1998
On the Border	Ft. Worth	TX	—	1,222	2,991	—	4,213	156	2/7/2014	1999
On the Border	Garland	TX	—	1,065	1,692	—	2,757	91	2/7/2014	2007
On the Border	Lubbock	TX	—	375	3,679	—	4,054	185	2/7/2014	1994
On the Border	Rockwall	TX	—	693	3,244	—	3,937	158	2/7/2014	1999
On the Border	Woodbridge	VA	—	1,799	899	—	2,698	100	2/7/2014	1998
O'Reilly Auto Parts	Oneonta	AL	—	81	460	—	541	61	8/2/2012	2000
O'Reilly Auto Parts	Louisville	KY	—	573	794	—	1,367	38	2/7/2014	2011
O'Reilly Auto Parts	Breaux Bridge	LA	—	139	738	—	877	36	2/7/2014	2009
O'Reilly Auto Parts	Central	LA	—	104	915	—	1,019	42	2/7/2014	2010
O'Reilly Auto Parts	La Place	LA	—	342	819	—	1,161	39	2/7/2014	2008
O'Reilly Auto Parts	New Roads	LA	—	175	737	—	912	36	2/7/2014	2008
O'Reilly Auto Parts	Ravenna	OH	—	144	1,137	—	1,281	52	2/7/2014	2010
O'Reilly Auto Parts	Willard	OH	—	137	877	—	1,014	39	2/7/2014	2011
O'Reilly Auto Parts	Highlands	TX	485	281	813	—	1,094	35	2/7/2014	2010
O'Reilly Auto Parts	Houston	TX	560	340	895	—	1,235	38	2/7/2014	2010
O'Reilly Auto Parts	San Antonio	TX	703	439	1,030	—	1,469	45	2/7/2014	2010

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
O'Reilly Auto Parts	Christiansburg	VA	646	562	793	—	1,355	35	2/7/2014	2010
O'Reilly Auto Parts	Laramie	WY	—	144	1,297	—	1,441	161	10/12/2012	1999
Outback Steakhouse	Fort Smith	AR	—	841	1,996	—	2,837	111	2/7/2014	1999
Outback Steakhouse	Centennial	CO	—	1,378	1,397	—	2,775	79	2/7/2014	1996
Outback Steakhouse	Jacksonville	FL	—	770	2,261	—	3,031	112	2/7/2014	2001
Outback Steakhouse	Sebring	FL	—	981	1,695	—	2,676	95	2/7/2014	2001
Outback Steakhouse	Fort Wayne	IN	—	733	984	—	1,717	92	2/7/2014	2000
Outback Steakhouse	Lexington	KY	—	1,077	2,139	—	3,216	115	2/7/2014	2002
Outback Steakhouse	Baton Rouge	LA	—	742	1,272	—	2,014	68	2/7/2014	2001
Outback Steakhouse	Southgate	MI	—	787	2,742	—	3,529	140	2/7/2014	1994
Outback Steakhouse	Lees Summit	MO	—	901	620	—	1,521	38	2/7/2014	1999
Outback Steakhouse	Garner	NC	—	1,088	1,817	—	2,905	99	2/7/2014	2004
Outback Steakhouse	Las Cruces	NM	—	536	1,549	—	2,085	81	2/7/2014	2000
Outback Steakhouse	Boardman Township	OH	—	575	2,742	—	3,317	143	2/7/2014	1995
Outback Steakhouse	Independence	OH	—	901	2,268	—	3,169	98	2/7/2014	2006
Outback Steakhouse	Pittsburgh	PA	—	1,370	932	—	2,302	74	2/7/2014	1995
Outback Steakhouse	Conroe	TX	—	959	2,063	—	3,022	99	2/7/2014	2001
Outback Steakhouse	Houston	TX	—	964	2,321	—	3,285	112	2/7/2014	1998
Outback Steakhouse	McAllen	TX	—	835	443	—	1,278	24	2/7/2014	1999
Outback Steakhouse	Colonial Heights	VA	—	1,297	746	—	2,043	99	2/7/2014	2000
Outback Steakhouse	Newport News	VA	—	600	1,356	—	1,956	120	2/7/2014	1993
Outback Steakhouse	Winchester	VA	—	704	1,310	—	2,014	128	2/7/2014	2006
Owens & Minor	Cleveland	OH	—	755	6,077	—	6,832	96	9/30/2014	2014
Owens Corning	Newark	OH	—	725	13,013	—	13,738	518	2/7/2014	2007
Owens Corning	Wichita Falls	TX	—	231	847	—	1,078	31	6/12/2014	1972

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Pantry Gas & Convenience	Montgomery	AL	—	526	1,228	—	1,754	141	12/31/2012	1998
Pantry Gas & Convenience	Charlotte	NC	—	1,332	1,332	—	2,664	153	12/31/2012	2004
Pantry Gas & Convenience	Charlotte	NC	—	1,667	417	—	2,084	48	12/31/2012	1982
Pantry Gas & Convenience	Charlotte	NC	—	1,191	1,787	—	2,978	205	12/31/2012	1987
Pantry Gas & Convenience	Charlotte	NC	—	1,070	1,308	—	2,378	150	12/31/2012	1997
Pantry Gas & Convenience	Conover	NC	—	1,144	936	—	2,080	107	12/31/2012	1998
Pantry Gas & Convenience	Cornelius	NC	—	1,847	2,258	—	4,105	259	12/31/2012	1999
Pantry Gas & Convenience	Lincolnton	NC	—	1,766	2,159	—	3,925	248	12/31/2012	2000
Pantry Gas & Convenience	Matthews	NC	—	980	1,819	—	2,799	209	12/31/2012	1987
Pantry Gas & Convenience	Thomasville	NC	—	1,175	1,436	—	2,611	165	12/31/2012	2000
Pantry Gas & Convenience	Fort Mill	SC	—	1,311	1,967	—	3,278	226	12/31/2012	1988
Pearson Education	Lebanon	IN	24,632	4,535	25,685	—	30,220	1,492	2/21/2014	1997
Pearson Education	Lawrence	KS	14,936	2,548	18,057	—	20,605	1,056	11/5/2013	1997
Penske	Bedford	OH	—	183	—	—	183	—	6/27/2013	1995
Petco	Lake Charles	LA	2,145	690	4,072	—	4,762	173	2/7/2014	2008
Petco	Dardenne Prairie	MO	—	806	3,024	—	3,830	126	2/7/2014	2009
PetSmart	Phoenix	AZ	51,250	7,308	97,510	36	104,854	3,521	2/7/2014	1997
PetSmart	Merced	CA	—	1,729	4,194	—	5,923	179	2/7/2014	1993
PetSmart	Redding	CA	—	1,312	4,133	—	5,445	191	2/7/2014	1989
PetSmart	Westlake Village	CA	—	3,406	5,017	—	8,423	204	2/7/2014	1998
PetSmart	Boca Raton	FL	—	3,514	4,912	—	8,426	215	2/7/2014	2001
PetSmart	Lake Mary	FL	—	2,430	2,556	—	4,986	113	2/7/2014	1997
PetSmart	Plantation	FL	—	965	5,302	—	6,267	221	2/7/2014	2001
PetSmart	Tallahassee	FL	—	1,468	1,387	—	2,855	64	2/7/2014	1998
PetSmart	Evanston	IL	—	1,120	6,007	—	7,127	244	2/7/2014	2001
PetSmart	Braintree	MA	—	2,805	8,398	—	11,203	332	2/7/2014	1996
PetSmart	Oxon Hill	MD	—	1,722	4,389	—	6,111	184	2/7/2014	1998
PetSmart	Flint	MI	—	606	3,839	—	4,445	160	2/7/2014	1996
PetSmart	Parma	OH	—	1,288	3,527	—	4,815	147	2/7/2014	1996
PetSmart	Dallas	TX	—	470	6,089	—	6,559	238	2/7/2014	1998

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
PetSmart	Southlake	TX	—	1,063	7,093	—	8,156	283	2/7/2014	1998
Physicians Immediate Care	Aurora	IL	—	1,043	1,346	—	2,389	68	2/7/2014	2003
Physicians Immediate Care	Glendale Heights	IL	—	487	2,256	—	2,743	107	2/7/2014	1997
Physicians Immediate Care	New Lenox	IL	—	535	1,884	—	2,419	91	2/7/2014	2011
Physicians Immediate Care	Plainfield	IL	—	590	1,747	—	2,337	84	2/7/2014	2011
Physicians Immediate Care	Mishawaka	IN	—	252	1,351	—	1,603	71	2/7/2014	2013
Pier 1 Imports	Victoria	TX	—	457	1,767	—	2,224	85	2/7/2014	2011
Pilot Flying J	Carnesville	GA	—	1,867	7,466	—	9,333	1,056	1/31/2013	2000
Pizza Hut	Lambertville	MI	—	110	6	—	116	—	7/31/2013	1995
Pizza Hut/WingStreet	Mobile	AL	—	127	276	—	403	24	6/27/2013	1974
Pizza Hut/WingStreet	Page	AZ	—	66	263	—	329	20	7/31/2013	1977
Pizza Hut/WingStreet	Cooper City	FL	—	320	466	—	786	39	6/27/2013	1995
Pizza Hut/WingStreet	Marathon	FL	—	530	187	—	717	16	6/27/2013	1995
Pizza Hut/WingStreet	Monticello	FL	—	115	195	—	310	17	6/27/2013	1987
Pizza Hut/WingStreet	Ashburn	GA	—	102	233	—	335	20	6/27/2013	1988
Pizza Hut/WingStreet	Dawson	GA	—	131	274	—	405	23	6/27/2013	1987
Pizza Hut/WingStreet	EATONTON	GA	—	353	353	—	706	27	7/31/2013	1988
Pizza Hut/WingStreet	GREENSBORO	GA	—	569	465	—	1,034	36	7/31/2013	1989
Pizza Hut/WingStreet	JACKSON	GA	—	673	735	—	1,408	63	6/27/2013	1987
Pizza Hut/WingStreet	Tucker	GA	—	192	288	—	480	22	7/31/2013	1974
Pizza Hut/WingStreet	Aurora	IL	—	281	522	—	803	40	7/31/2013	1983
Pizza Hut/WingStreet	Downers Grove	IL	—	504	616	—	1,120	47	7/31/2013	1985
Pizza Hut/WingStreet	Louisville	KY	—	539	499	—	1,038	43	6/27/2013	1975
Pizza Hut/WingStreet	Lafayette	LA	—	68	271	—	339	23	6/27/2013	1990
Pizza Hut/WingStreet	Salisbury	MD	—	245	734	—	979	56	7/31/2013	1983
Pizza Hut/WingStreet	Adrian	MI	—	265	—	—	265	—	6/27/2013	1995
Pizza Hut/WingStreet	Ann Arbor	MI	—	119	367	—	486	31	6/27/2013	1991
Pizza Hut/WingStreet	Dearborn	MI	—	284	528	—	812	41	7/31/2013	1977
Pizza Hut/WingStreet	Detroit	MI	—	501	612	—	1,113	47	7/31/2013	1984
Pizza Hut/WingStreet	Detroit	MI	—	105	421	—	526	32	7/31/2013	1986

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Monroe	MI	—	220	—	—	220	—	6/27/2013	1995
Pizza Hut/WingStreet	Bozeman	MT	—	150	343	—	493	29	6/27/2013	1995
Pizza Hut/WingStreet	Glasgow	MT	—	120	217	—	337	18	6/27/2013	1995
Pizza Hut/WingStreet	Livingston	MT	—	130	245	—	375	21	6/27/2013	1995
Pizza Hut/WingStreet	East Syracuse	NY	—	137	185	—	322	16	6/27/2013	1978
Pizza Hut/WingStreet	Elmira	NY	—	199	370	—	569	28	7/31/2013	1975
Pizza Hut/WingStreet	Nedrow	NY	—	55	80	—	135	7	6/27/2013	1979
Pizza Hut/WingStreet	Rochester	NY	—	62	62	—	124	5	7/31/2013	1989
Pizza Hut/WingStreet	Wellsville	NY	—	123	368	—	491	28	7/31/2013	1978
Pizza Hut/WingStreet	Bowling Green	OH	—	141	262	—	403	20	7/31/2013	1979
Pizza Hut/WingStreet	Cleveland	OH	—	87	175	—	262	15	6/27/2013	1995
Pizza Hut/WingStreet	Defiance	OH	—	114	197	—	311	17	6/27/2013	1977
Pizza Hut/WingStreet	Delaware	OH	—	270	721	—	991	62	6/27/2013	1975
Pizza Hut/WingStreet	Marietta	OH	—	104	193	—	297	15	7/31/2013	1986
Pizza Hut/WingStreet	Middleburg Heights	OH	—	128	156	—	284	12	7/31/2013	1985
Pizza Hut/WingStreet	North Olmsted	OH	—	122	153	—	275	13	6/27/2013	1977
Pizza Hut/WingStreet	Norwalk	OH	—	77	115	—	192	9	7/31/2013	1977
Pizza Hut/WingStreet	Sandusky	OH	—	140	171	—	311	13	7/31/2013	1982
Pizza Hut/WingStreet	Strongsville	OH	—	74	108	—	182	9	6/27/2013	1977
Pizza Hut/WingStreet	Toledo	OH	—	58	173	—	231	15	6/27/2013	1978
Pizza Hut/WingStreet	Oklahoma City	OK	—	268	268	—	536	21	7/31/2013	1984
Pizza Hut/WingStreet	Shamokin	PA	—	54	217	—	271	17	7/31/2013	1995
Pizza Hut/WingStreet	Batesburg	SC	—	261	484	—	745	37	7/31/2013	1987
Pizza Hut/WingStreet	BISHOPVILLE	SC	—	365	365	—	730	28	7/31/2013	1987
Pizza Hut/WingStreet	Cheraw	SC	—	415	507	—	922	39	7/31/2013	1984
Pizza Hut/WingStreet	Columbia	SC	—	881	588	—	1,469	45	7/31/2013	1977
Pizza Hut/WingStreet	Edgefield	SC	—	221	410	—	631	32	7/31/2013	1986
Pizza Hut/WingStreet	Laurens	SC	—	454	371	—	825	29	7/31/2013	1989
Pizza Hut/WingStreet	Pageland	SC	—	344	420	—	764	32	7/31/2013	1999
Pizza Hut/WingStreet	Saluda	SC	—	346	346	—	692	27	7/31/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Santee	SC	—	371	248	—	619	19	7/31/2013	1972
Pizza Hut/WingStreet	St. George	SC	—	367	245	—	612	19	7/31/2013	1980
Pizza Hut/WingStreet	West Columbia	SC	—	507	415	—	922	32	7/31/2013	1980
Pizza Hut/WingStreet	Box Elder	SD	—	68	217	—	285	19	6/27/2013	1985
Pizza Hut/WingStreet	Knoxville	TN	—	300	546	—	846	46	6/27/2013	1995
Pizza Hut/WingStreet	Red Bank	TN	—	215	323	—	538	25	7/31/2013	1975
Pizza Hut/WingStreet	Abilene	TX	—	549	449	—	998	35	7/31/2013	1980
Pizza Hut/WingStreet	Abilene	TX	—	397	170	—	567	13	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	339	1,016	—	1,355	78	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	254	1,015	—	1,269	78	7/31/2013	1980
Pizza Hut/WingStreet	Ballinger	TX	—	34	109	—	143	9	6/27/2013	1978
Pizza Hut/WingStreet	Coleman	TX	—	69	391	—	460	30	7/31/2013	1975
Pizza Hut/WingStreet	Crystal City	TX	—	148	453	—	601	39	6/27/2013	1981
Pizza Hut/WingStreet	Fort Stockton	TX	—	252	1,007	—	1,259	77	7/31/2013	2008
Pizza Hut/WingStreet	Midland	TX	—	414	506	—	920	39	7/31/2013	1975
Pizza Hut/WingStreet	Midland	TX	—	506	619	—	1,125	48	7/31/2013	1978
Pizza Hut/WingStreet	Monahans	TX	—	361	671	—	1,032	52	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	456	847	—	1,303	65	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	588	882	—	1,470	68	7/31/2013	1972
Pizza Hut/WingStreet	Odessa	TX	—	572	572	—	1,144	44	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	627	766	—	1,393	59	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	457	685	—	1,142	53	7/31/2013	1976
Pizza Hut/WingStreet	Pecos	TX	—	387	719	—	1,106	55	7/31/2013	1974
Pizza Hut/WingStreet	San Angelo	TX	—	214	641	—	855	49	7/31/2013	1977
Pizza Hut/WingStreet	San Angelo	TX	—	268	624	—	892	48	7/31/2013	1980
Pizza Hut/WingStreet	San Angelo	TX	—	237	552	—	789	42	7/31/2013	1975
Pizza Hut/WingStreet	Seminole	TX	—	53	301	—	354	23	7/31/2013	1977
Pizza Hut/WingStreet	Stamford	TX	—	38	115	—	153	9	7/31/2013	1995
Pizza Hut/WingStreet	Sweetwater	TX	—	77	435	—	512	33	7/31/2013	1995
Pizza Hut/WingStreet	Cedar City	UT	—	52	361	—	413	31	6/27/2013	1978

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Kanab	UT	—	52	210	—	262	16	7/31/2013	1989
Pizza Hut/WingStreet	Ashland	VA	—	589	1,093	—	1,682	84	7/31/2013	1989
Pizza Hut/WingStreet	Bedford	VA	—	548	670	—	1,218	52	7/31/2013	1977
Pizza Hut/WingStreet	Chester	VA	—	473	1,104	—	1,577	85	7/31/2013	1983
Pizza Hut/WingStreet	Christiansburg	VA	—	494	918	—	1,412	71	7/31/2013	1982
Pizza Hut/WingStreet	Clifton Forge	VA	—	287	861	—	1,148	66	7/31/2013	1978
Pizza Hut/WingStreet	Colonial Heights	VA	—	311	311	—	622	24	7/31/2013	1991
Pizza Hut/WingStreet	Front Royal	VA	—	191	287	—	478	22	7/31/2013	1973
Pizza Hut/WingStreet	Hampton	VA	—	641	345	—	986	27	7/31/2013	1977
Pizza Hut/WingStreet	Hopewell	VA	—	707	864	—	1,571	66	7/31/2013	1985
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	45	7/31/2013	1969
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	45	7/31/2013	1970
Pizza Hut/WingStreet	Petersburg	VA	—	378	701	—	1,079	54	7/31/2013	1979
Pizza Hut/WingStreet	Richmond	VA	—	666	814	—	1,480	63	7/31/2013	1978
Pizza Hut/WingStreet	Richmond	VA	—	311	311	—	622	24	7/31/2013	1991
Pizza Hut/WingStreet	Abbotsford	WI	—	159	195	—	354	15	7/31/2013	1980
Pizza Hut/WingStreet	Antigo	WI	—	45	252	—	297	19	7/31/2013	1997
Pizza Hut/WingStreet	Clintonville	WI	—	208	69	—	277	5	7/31/2013	1978
Pizza Hut/WingStreet	Eagle River	WI	—	28	159	—	187	12	7/31/2013	1991
Pizza Hut/WingStreet	Hayward	WI	—	51	205	—	256	16	7/31/2013	1993
Pizza Hut/WingStreet	Merrill	WI	—	83	531	—	614	26	7/31/2013	1980
Pizza Hut/WingStreet	Neillsville	WI	—	35	106	—	141	8	7/31/2013	1995
Pizza Hut/WingStreet	Plover	WI	—	85	199	—	284	15	7/31/2013	1995
Pizza Hut/WingStreet	Schofield	WI	—	106	196	—	302	15	7/31/2013	1987
Pizza Hut/WingStreet	Stevens Point	WI	—	130	390	—	520	30	7/31/2013	1995
Pizza Hut/WingStreet	Tomahawk	WI	—	35	81	—	116	6	7/31/2013	1986
Pizza Hut/WingStreet	Waupaca	WI	—	61	91	—	152	7	7/31/2013	1991
Pizza Hut/WingStreet	Beckley	WV	—	160	131	—	291	10	7/31/2013	1977
Pizza Hut/WingStreet	Cross Lanes	WV	—	122	149	—	271	11	7/31/2013	1977
Pizza Hut/WingStreet	Huntington	WV	—	190	4	—	194	—	7/31/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Hurricane	WV	—	126	188	—	314	14	7/31/2013	1978
Pizza Hut/WingStreet	Ronceverte	WV	—	66	162	—	228	14	6/27/2013	1978
PLS Check Cashers	Mesa	AZ	—	187	759	—	946	47	2/7/2014	2006
PLS Check Cashers	Phoenix	AZ	—	288	677	—	965	39	2/7/2014	2006
PLS Check Cashers	Tucson	AZ	—	264	800	—	1,064	51	2/7/2014	2005
PLS Check Cashers	Compton	CA	—	475	107	—	582	16	2/7/2014	2005
PLS Check Cashers	Calumet Park	IL	—	306	1,003	—	1,309	61	2/7/2014	2005
PLS Check Cashers	Chicago	IL	—	451	127	—	578	19	2/7/2014	2001
PLS Check Cashers	Dallas	TX	—	197	1,356	—	1,553	66	2/7/2014	1983
PLS Check Cashers	Dallas	TX	—	169	1,180	—	1,349	58	2/7/2014	2003
PLS Check Cashers	Fort Worth	TX	—	187	1,473	—	1,660	69	2/7/2014	2003
PLS Check Cashers	Grand Prairie	TX	—	385	1,056	—	1,441	51	2/7/2014	1971
PLS Check Cashers	Houston	TX	—	158	1,293	—	1,451	57	2/7/2014	2005
PLS Check Cashers	Mesquite	TX	—	261	1,388	—	1,649	73	2/7/2014	2006
PLS Check Cashers	Kenosha	WI	—	190	693	—	883	37	2/7/2014	2005
PNC Bank	Woodbury	NJ	—	465	2,633	—	3,098	144	1/8/2014	1971
PNC Bank	Cincinnati	OH	—	195	538	—	733	30	1/8/2014	1979
Pollo Tropical	Davie	FL	—	280	1,490	—	1,770	120	6/27/2013	1995
Pollo Tropical	Fort Lauderdale	FL	—	190	1,242	—	1,432	100	6/27/2013	1995
Pollo Tropical	Lake Worth	FL	—	280	1,182	—	1,462	96	6/27/2013	1995
Ponderosa	Scottsburg	IN	—	430	141	—	571	12	6/27/2013	1985
Ponderosa	Massena	NY	—	190	570	—	760	49	7/31/2013	1995
Ponderosa	Indiana	PA	—	676	1,255	—	1,931	109	7/31/2013	2000

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Popeyes	Brandon	FL	—	776	961	—	1,737	82	6/27/2013	1978
Popeyes	Carol City	FL	—	423	1,090	—	1,513	58	1/8/2014	1979
Popeyes	Jacksonville	FL	—	781	955	—	1,736	73	7/31/2013	1955
Popeyes	Lakeland	FL	—	830	830	—	1,660	64	7/31/2013	1999
Popeyes	Miami	FL	—	220	330	—	550	25	7/31/2013	1962
Popeyes	Orlando	FL	—	782	955	—	1,737	74	7/31/2013	2004
Popeyes	Pensacola	FL	—	301	673	—	974	36	1/8/2014	2001
Popeyes	Starke	FL	—	380	—	—	380	—	6/27/2013	1995
Popeyes	Tampa	FL	—	216	508	—	724	27	1/8/2014	1981
Popeyes	Tampa	FL	—	673	1,065	—	1,738	91	6/27/2013	1976
Popeyes	Winter Haven	FL	—	484	1,001	—	1,485	86	6/27/2013	1976
Popeyes	Thomasville	GA	—	110	705	—	815	57	6/27/2013	1995
Popeyes	Valdosta	GA	—	240	599	—	839	48	6/27/2013	1995
Popeyes	Baton Rouge	LA	—	323	394	—	717	30	7/31/2013	1999
Popeyes	Bayou Vista	LA	—	375	709	—	1,084	61	6/27/2013	1985
Popeyes	Eunice	LA	—	382	891	—	1,273	69	7/31/2013	1986
Popeyes	Franklin	LA	—	283	538	—	821	46	6/27/2013	1985
Popeyes	Lafayette	LA	—	434	899	—	1,333	77	6/27/2013	1993
Popeyes	Lafayette	LA	—	473	901	—	1,374	77	6/27/2013	1996
Popeyes	Marksville	LA	—	487	1,129	—	1,616	96	6/27/2013	1987
Popeyes	Ferguson	MO	—	128	383	—	511	29	7/31/2013	1984
Popeyes	St. Louis	MO	—	248	460	—	708	39	6/27/2013	1959
Popeyes	St. Louis	MO	—	288	431	—	719	33	7/31/2013	1978
Popeyes	Greenville	MS	—	513	977	—	1,490	83	6/27/2013	1984
Popeyes	Grenada	MS	—	77	458	—	535	24	1/8/2014	2007
Popeyes	Omaha	NE	—	343	515	—	858	40	7/31/2013	1996
Popeyes	Omaha	NE	—	264	615	—	879	47	7/31/2013	1985
Popeyes	Austin	TX	—	1,216	533	—	1,749	46	6/27/2013	1996

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Popeyes	Channelview	TX	—	220	401	—	621	32	6/27/2013	1995
Popeyes	Houston	TX	—	300	244	—	544	20	6/27/2013	1995
Popeyes	Houston	TX	—	190	452	—	642	37	6/27/2013	1995
Popeyes	Houston	TX	—	295	241	—	536	19	7/31/2013	1976
Popeyes	Houston	TX	—	111	166	—	277	13	7/31/2013	1976
Popeyes	Houston	TX	—	278	227	—	505	17	7/31/2013	1978
Popeyes	Nederland	TX	—	445	668	—	1,113	51	7/31/2013	1988
Popeyes	Orange	TX	—	456	847	—	1,303	65	7/31/2013	1984
Popeyes	Port Arthur	TX	—	408	589	—	997	50	6/27/2013	1984
Popeyes	Newport News	VA	—	381	217	—	598	19	6/27/2013	2002
Popeyes	Portsmouth	VA	—	369	230	—	599	20	6/27/2013	2002
Price Rite	Rochester	NY	3,080	569	3,594	—	4,163	526	9/27/2012	1965
Procter & Gamble	Fort Wayne	IN	—	—	26,409	—	26,409	1,812	11/5/2013	1994
Publix	Birmingham	AL	—	934	6,377	—	7,311	300	2/7/2014	2004
Pulte Mortgage	Englewood	CO	—	2,563	22,026	—	24,589	1,246	11/5/2013	2009
Qdoba Mexican Grill	Flint	MI	—	110	990	—	1,100	125	3/29/2013	2006
Qdoba Mexican Grill	Grand Blanc	MI	—	165	935	—	1,100	118	3/29/2013	2006
Quaker Steak & Lube	Fredericksburg	VA	—	446	2,071	—	2,517	87	4/23/2014	1999
Quincy's Family Steakhouse	Monroe	NC	—	560	458	—	1,018	40	7/31/2013	1978
RaceTrac	Bessemer	AL	—	761	2,624	—	3,385	126	2/7/2014	2003
RaceTrac	Mobile	AL	—	580	1,317	—	1,897	63	2/7/2014	1998
RaceTrac	Bellview	FL	—	684	3,831	—	4,515	190	2/7/2014	2007
RaceTrac	Jacksonville	FL	—	1,065	2,863	—	3,928	154	2/7/2014	2011
RaceTrac	Leesburg	FL	—	1,188	2,711	—	3,899	147	2/7/2014	2007
RaceTrac	Atlanta	GA	—	1,025	1,511	—	2,536	77	2/7/2014	2004
RaceTrac	Denton	TX	—	1,030	2,645	—	3,675	121	2/7/2014	2003
RaceTrac	Houston	TX	—	1,209	1,204	—	2,413	56	2/7/2014	1995
RaceTrac	Houston	TX	—	1,203	1,509	—	2,712	71	2/7/2014	1997

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Rally's	Indianapolis	IN	—	210	1,514	—	1,724	122	6/27/2013	1995
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Kokomo	IN	—	290	548	—	838	44	6/27/2013	1995
Rally's	Muncie	IN	—	310	1,196	—	1,506	97	6/27/2013	1995
Rally's	Harvey	LA	—	420	870	—	1,290	70	6/27/2013	1995
Rally's	New Orleans	LA	—	450	1,691	—	2,141	137	6/27/2013	1995
Rally's	New Orleans	LA	—	220	1,018	—	1,238	82	6/27/2013	1995
Rally's	Hamtramck	MI	—	230	1,020	—	1,250	82	6/27/2013	1995
Rancho Grande Grill	Andalusia	AL	—	94	251	—	345	22	6/27/2013	2004
Razoo's Cajun Cafe	Lewisville	TX	—	780	1,503	—	2,283	126	6/27/2013	1995
RealTime Logic	Colorado Springs	CO	—	1,100	8,932	—	10,032	742	5/9/2014	2005
Reckitt Benckiser	Chester	NJ	5,500	886	7,972	—	8,858	914	8/16/2012	2006
Red Lobster	Edmonton	AB	—	2,360	555	—	2,915	16	7/28/2014	1990
Red Lobster	Edmonton	AB	—	2,585	450	—	3,035	16	7/28/2014	1990
Red Lobster	Auburn	AL	—	850	1,032	—	1,882	20	7/28/2014	1991
Red Lobster	Birmingham	AL	—	—	741	—	741	19	7/28/2014	1972
Red Lobster	Decatur	AL	—	1,100	686	—	1,786	19	7/28/2014	1993
Red Lobster	Dothan	AL	—	726	1,244	—	1,970	22	7/28/2014	1979
Red Lobster	Florence	AL	—	974	908	—	1,882	22	7/28/2014	1990
Red Lobster	Gadsden	AL	—	1,135	1,764	—	2,899	24	7/28/2014	1981
Red Lobster	Huntsville	AL	—	1,098	2,330	—	3,428	33	7/28/2014	1975
Red Lobster	Mobile	AL	—	1,150	830	—	1,980	13	7/28/2014	1971
Red Lobster	Montgomery	AL	—	1,034	1,413	—	2,447	25	7/28/2014	1983
Red Lobster	Tuscaloosa	AL	—	685	1,125	—	1,810	21	7/28/2014	1980
Red Lobster	Vestavia Hills	AL	—	1,257	1,417	—	2,674	21	7/28/2014	1972
Red Lobster	Fayetteville	AR	—	1,135	1,248	—	2,383	19	7/28/2014	1984
Red Lobster	Fort Smith	AR	—	1,643	1,228	—	2,871	23	7/28/2014	1980

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Hot Springs	AR	—	928	1,593	—	2,521	31	7/28/2014	1994
Red Lobster	Jonesboro	AR	—	1,518	1,834	—	3,352	36	7/28/2014	2011
Red Lobster	Little Rock	AR	—	1,942	725	—	2,667	16	7/28/2014	1977
Red Lobster	North Little Rock	AR	—	999	1,906	—	2,905	30	7/28/2014	1981
Red Lobster	Pine Bluff	AR	—	226	1,194	—	1,420	26	7/28/2014	1995
Red Lobster	Rogers	AR	—	1,398	2,069	—	3,467	36	7/28/2014	2008
Red Lobster	Chandler	AZ	—	—	252	—	252	19	7/28/2014	2000
Red Lobster	Flagstaff	AZ	—	891	514	—	1,405	19	7/28/2014	1996
Red Lobster	Gilbert	AZ	—	—	460	—	460	23	7/28/2014	2007
Red Lobster	Mesa	AZ	—	525	977	—	1,502	22	7/28/2014	1993
Red Lobster	Mesa	AZ	—	792	502	—	1,294	14	7/28/2014	1982
Red Lobster	Peoria	AZ	—	1,385	445	—	1,830	13	7/28/2014	1982
Red Lobster	Phoenix	AZ	—	1,038	350	—	1,388	11	7/28/2014	1982
Red Lobster	Surprise	AZ	—	—	565	—	565	26	7/28/2014	2003
Red Lobster	Tucson	AZ	—	—	676	—	676	26	7/28/2014	2009
Red Lobster	Yuma	AZ	—	499	916	—	1,415	23	7/28/2014	1992
Red Lobster	Bakersfield	CA	—	—	731	—	731	30	7/28/2014	2003
Red Lobster	Chico	CA	—	717	1,146	—	1,863	25	7/28/2014	1994
Red Lobster	Chula Vista	CA	—	—	1,671	—	1,671	38	7/28/2014	1988
Red Lobster	Citrus Heights	CA	—	649	2,160	—	2,809	30	7/30/2014	1982
Red Lobster	Fremont	CA	—	1,638	564	—	2,202	13	7/28/2014	1984
Red Lobster	Fresno	CA	—	863	1,995	—	2,858	33	7/28/2014	1992
Red Lobster	Inglewood	CA	—	—	2,211	—	2,211	57	7/28/2014	2007
Red Lobster	Modesto	CA	—	1,079	1,770	—	2,849	26	7/30/2014	1982
Red Lobster	Oceanside	CA	—	—	1,529	—	1,529	37	7/28/2014	2010
Red Lobster	Ontario	CA	—	1,304	2,238	—	3,542	35	7/28/2014	2003
Red Lobster	Palm Desert	CA	—	1,132	1,321	—	2,453	28	7/28/2014	2012
Red Lobster	Palmdale	CA	—	900	1,871	—	2,771	27	7/28/2014	1992

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Riverside	CA	—	914	2,459	—	3,373	35	7/28/2014	1988
Red Lobster	Sacramento	CA	—	1,772	1,215	—	2,987	19	7/28/2014	1983
Red Lobster	San Bernardino	CA	—	838	1,870	—	2,708	31	7/28/2014	1988
Red Lobster	San Bruno	CA	—	—	1,611	—	1,611	51	7/28/2014	1992
Red Lobster	San Diego	CA	—	—	1,113	—	1,113	54	7/28/2014	1988
Red Lobster	San Jose	CA	—	2,258	1,056	—	3,314	20	7/28/2014	1986
Red Lobster	Stockton	CA	—	219	2,362	—	2,581	33	7/28/2014	1983
Red Lobster	Torrance	CA	—	1,850	1,579	—	3,429	25	7/28/2014	1988
Red Lobster	Valencia	CA	—	—	841	—	841	42	7/28/2014	1988
Red Lobster	Victorville	CA	—	1,061	1,995	—	3,056	30	7/28/2014	1992
Red Lobster	Visalia	CA	—	1,063	1,296	—	2,359	25	7/28/2014	1994
Red Lobster	Colorado Springs	CO	—	—	1,512	—	1,512	36	7/28/2014	2004
Red Lobster	Denver	CO	—	721	2,088	—	2,809	35	7/30/2014	2008
Red Lobster	Fort Collins	CO	—	828	1,360	—	2,188	25	7/28/2014	1983
Red Lobster	Greeley	CO	—	1,094	1,119	—	2,213	21	7/28/2014	1990
Red Lobster	Lakewood	CO	—	1,221	1,416	—	2,637	26	7/30/2014	1983
Red Lobster	Littleton	CO	—	1,441	1,521	—	2,962	22	7/30/2014	1975
Red Lobster	Longmont	CO	—	810	1,311	—	2,121	26	7/28/2014	2000
Red Lobster	Northglenn	CO	—	1,059	2,314	—	3,373	33	7/28/2014	1982
Red Lobster	Pueblo	CO	—	707	2,156	—	2,863	34	7/28/2014	1990
Red Lobster	Wheat Ridge	CO	—	1,064	1,790	—	2,854	25	7/28/2014	1974
Red Lobster	Bridgeport	CT	—	—	323	—	323	19	7/28/2014	1996
Red Lobster	Danbury	CT	—	—	159	—	159	15	7/28/2014	1996
Red Lobster	Wethersfield	CT	—	1,043	1,797	—	2,840	29	7/28/2014	1992
Red Lobster	Dover	DE	—	667	1,841	—	2,508	31	7/28/2014	1991
Red Lobster	Newark	DE	—	—	1,515	—	1,515	46	7/28/2014	2006
Red Lobster	Talleyville	DE	—	1,201	1,877	—	3,078	32	7/28/2014	1991
Red Lobster	Altamonte Springs	FL	—	1,212	1,674	—	2,886	28	7/28/2014	1986

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Boynton Beach	FL	—	—	1,631	—	1,631	44	7/28/2014	2008
Red Lobster	Brandon	FL	—	1,361	3,603	—	4,964	49	7/28/2014	1987
Red Lobster	Clearwater	FL	—	1,239	1,619	—	2,858	25	7/28/2014	1982
Red Lobster	Clermont	FL	—	929	1,305	—	2,234	28	7/28/2014	2008
Red Lobster	Coral Springs	FL	—	1,696	1,622	—	3,318	27	7/28/2014	1982
Red Lobster	Daytona	FL	—	732	1,668	—	2,400	24	7/28/2014	1974
Red Lobster	Fort Lauderdale	FL	—	2,091	1,042	—	3,133	17	7/28/2014	1971
Red Lobster	Fort Myers	FL	—	1,062	2,217	—	3,279	29	7/28/2014	1973
Red Lobster	Fort Pierce	FL	—	618	1,491	—	2,109	29	7/28/2014	1995
Red Lobster	Gainesville	FL	—	1,236	1,880	—	3,116	25	7/28/2014	1974
Red Lobster	Hialeah	FL	—	2,706	375	—	3,081	11	7/28/2014	1977
Red Lobster	Hollywood	FL	—	—	2,282	—	2,282	63	7/28/2014	2003
Red Lobster	Jacksonville	FL	—	761	1,565	—	2,326	27	7/28/2014	1983
Red Lobster	Jacksonville	FL	—	1,336	1,434	—	2,770	29	7/28/2014	2008
Red Lobster	Jensen Beach	FL	—	1,740	923	—	2,663	21	7/28/2014	1989
Red Lobster	Kissimmee	FL	—	—	1,364	—	1,364	47	7/28/2014	2002
Red Lobster	Kissimmee	FL	—	1,006	1,573	—	2,579	24	7/28/2014	1987
Red Lobster	Kissimmee	FL	—	696	2,092	—	2,788	30	7/28/2014	1973
Red Lobster	Lake Worth	FL	—	714	1,952	—	2,666	31	7/28/2014	1982
Red Lobster	Lakeland	FL	—	1,200	2,823	—	4,023	35	7/28/2014	1968
Red Lobster	Leesburg	FL	—	721	1,262	—	1,983	25	7/28/2014	1990
Red Lobster	Melbourne	FL	—	1,049	2,346	—	3,395	34	7/28/2014	1982
Red Lobster	Merritt Island	FL	—	747	1,926	—	2,673	27	7/28/2014	1973
Red Lobster	Miami	FL	—	—	1,062	—	1,062	43	7/28/2014	2003
Red Lobster	Miami	FL	—	3,093	365	—	3,458	14	7/28/2014	1985

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Ocala	FL	—	860	2,480	—	3,340	35	7/28/2014	1982
Red Lobster	Orange Park	FL	—	982	2,033	—	3,015	31	7/30/2014	1980
Red Lobster	Orlando	FL	—	—	1,188	—	1,188	45	7/28/2014	1989
Red Lobster	Orlando	FL	—	644	1,695	—	2,339	24	7/28/2014	1970
Red Lobster	Orlando	FL	—	1,728	1,899	—	3,627	27	7/28/2014	1974
Red Lobster	Orlando	FL	—	979	2,039	—	3,018	35	7/28/2014	2001
Red Lobster	Orlando	FL	—	3,189	670	—	3,859	16	7/28/2014	1985
Red Lobster	Orlando	FL	—	1,373	1,571	—	2,944	25	7/30/2014	1980
Red Lobster	Panama City	FL	—	—	1,515	—	1,515	40	7/28/2014	1976
Red Lobster	Pembroke Pines	FL	—	479	3,126	—	3,605	46	7/28/2014	1987
Red Lobster	Pensacola	FL	—	588	2,507	—	3,095	32	7/28/2014	1971
Red Lobster	Plantation	FL	—	1,975	1,733	—	3,708	30	7/28/2014	1989
Red Lobster	Port Charlotte	FL	—	1,476	1,516	—	2,992	28	7/28/2014	1990
Red Lobster	Sanford	FL	—	1,682	1,252	—	2,934	18	7/28/2014	1973
Red Lobster	Sebring	FL	—	1,003	1,487	—	2,490	26	7/28/2014	1992
Red Lobster	Spring Hill	FL	—	863	2,219	—	3,082	35	7/28/2014	1994
Red Lobster	Tampa	FL	—	1,399	1,023	—	2,422	23	7/28/2014	2002
Red Lobster	Tampa	FL	—	1,399	2,465	—	3,864	35	7/28/2014	1981
Red Lobster	West Palm Beach	FL	—	992	2,390	—	3,382	33	7/28/2014	1971
Red Lobster	Winter Haven	FL	—	1,055	2,217	—	3,272	29	7/28/2014	1972
Red Lobster	Athens	GA	—	669	2,027	—	2,696	27	7/28/2014	1971
Red Lobster	Atlanta	GA	—	963	4,346	—	5,309	55	7/28/2014	1975
Red Lobster	Augusta	GA	—	877	1,301	—	2,178	20	7/28/2014	1971
Red Lobster	Augusta	GA	—	857	1,985	—	2,842	31	7/30/2014	1982
Red Lobster	Austell	GA	—	—	1,092	—	1,092	32	7/28/2014	2001
Red Lobster	Buford	GA	—	1,315	2,638	—	3,953	42	7/28/2014	2000
Red Lobster	Canton	GA	—	596	1,647	—	2,243	31	7/30/2014	2000
Red Lobster	Cartersville	GA	—	594	1,386	—	1,980	26	7/28/2014	1996
Red Lobster	Columbus	GA	—	956	1,957	—	2,913	34	7/28/2014	2005

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Conyers	GA	—	549	3,144	—	3,693	48	7/28/2014	2000
Red Lobster	Dalton	GA	—	775	2,045	—	2,820	32	7/28/2014	1995
Red Lobster	Decatur	GA	—	1,102	1,873	—	2,975	27	7/28/2014	1973
Red Lobster	Douglasville	GA	—	1,356	1,161	—	2,517	23	7/28/2014	1991
Red Lobster	Dublin	GA	—	379	1,315	—	1,694	26	7/28/2014	1993
Red Lobster	Duluth	GA	—	970	2,693	—	3,663	39	7/28/2014	1984
Red Lobster	Gainesville	GA	—	989	1,561	—	2,550	25	7/28/2014	1992
Red Lobster	Jonesboro	GA	—	1,049	1,678	—	2,727	24	7/28/2014	1972
Red Lobster	Kennesaw	GA	—	1,382	1,802	—	3,184	29	7/28/2014	1987
Red Lobster	Macon	GA	—	662	1,908	—	2,570	25	7/28/2014	1972
Red Lobster	McDonough	GA	—	792	2,365	—	3,157	39	7/28/2014	2003
Red Lobster	Newnan	GA	—	1,063	1,547	—	2,610	29	7/28/2014	1999
Red Lobster	Perry	GA	—	351	1,839	—	2,190	32	7/28/2014	1996
Red Lobster	Rome	GA	—	961	911	—	1,872	18	7/28/2014	1979
Red Lobster	Roswell	GA	—	2,358	354	—	2,712	11	7/28/2014	1981
Red Lobster	Savannah	GA	—	475	2,236	—	2,711	31	7/28/2014	1971
Red Lobster	Smyrna	GA	—	1,090	1,677	—	2,767	27	7/28/2014	1983
Red Lobster	Snellville	GA	—	887	2,223	—	3,110	35	7/28/2014	1992
Red Lobster	Tucker	GA	—	—	1,718	—	1,718	45	7/28/2014	1973
Red Lobster	Valdosta	GA	—	758	1,358	—	2,116	26	7/28/2014	1991
Red Lobster	Ames	IA	—	789	1,133	—	1,922	25	7/28/2014	1995
Red Lobster	Cedar Rapids	IA	—	—	495	—	495	27	7/28/2014	1981
Red Lobster	Davenport	IA	—	619	2,896	—	3,515	40	7/28/2014	1975
Red Lobster	Waterloo	IA	—	708	1,723	—	2,431	27	7/28/2014	1979
Red Lobster	West Des Moines	IA	—	1,033	2,358	—	3,391	34	7/28/2014	1975
Red Lobster	Boise	ID	—	—	714	—	714	28	7/28/2014	1988
Red Lobster	Coeur D'Alene	ID	—	1,173	1,464	—	2,637	28	7/28/2014	1996
Red Lobster	Pocatello	ID	—	—	773	—	773	44	7/28/2014	1994
Red Lobster	Alton	IL	—	1,251	1,854	—	3,105	29	7/28/2014	1983

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Aurora	IL	—	1,598	782	—	2,380	15	7/28/2014	1979
Red Lobster	Bloomingdale	IL	—	1,165	1,309	—	2,474	22	7/28/2014	1981
Red Lobster	Champaign	IL	—	673	2,647	—	3,320	37	7/28/2014	1975
Red Lobster	Chicago	IL	—	1,064	2,422	—	3,486	34	7/28/2014	1980
Red Lobster	Danville	IL	—	253	1,580	—	1,833	30	7/28/2014	1991
Red Lobster	Downers Grove	IL	—	1,694	1,854	—	3,548	31	7/30/2014	1990
Red Lobster	Fairview Heights	IL	—	—	1,806	—	1,806	85	7/28/2014	1972
Red Lobster	Forsyth	IL	—	—	1,083	—	1,083	34	7/28/2014	1975
Red Lobster	Gurnee	IL	—	1,735	2,286	—	4,021	33	7/28/2014	1980
Red Lobster	Joliet	IL	—	850	2,438	—	3,288	38	7/28/2014	1991
Red Lobster	Marion	IL	—	399	2,399	—	2,798	39	7/28/2014	1992
Red Lobster	Matteson	IL	—	962	2,212	—	3,174	31	7/28/2014	1976
Red Lobster	Norridge	IL	—	—	929	—	929	48	7/28/2014	1979
Red Lobster	Oak Lawn	IL	—	1,825	2,316	—	4,141	32	7/28/2014	1975
Red Lobster	Orland Park	IL	—	1,046	2,489	—	3,535	36	7/28/2014	1980
Red Lobster	Peru	IL	—	339	1,169	—	1,508	24	7/28/2014	1995
Red Lobster	Rockford	IL	—	1,104	1,901	—	3,005	29	7/30/2014	1976
Red Lobster	Schaumburg	IL	—	—	665	—	665	24	7/28/2014	1976
Red Lobster	Springfield	IL	—	1,205	1,253	—	2,458	22	7/28/2014	1977
Red Lobster	West Dundee	IL	—	197	2,195	—	2,392	32	7/28/2014	1982
Red Lobster	Anderson	IN	—	813	1,272	—	2,085	22	7/28/2014	1982
Red Lobster	Avon	IN	—	—	864	—	864	35	7/28/2014	2001
Red Lobster	Columbus	IN	—	615	1,435	—	2,050	27	7/28/2014	1991
Red Lobster	Elkhart	IN	—	616	1,657	—	2,273	31	9/19/2014	1993
Red Lobster	Evansville	IN	—	587	3,357	—	3,944	45	7/28/2014	1972
Red Lobster	Fort Wayne	IN	—	567	2,985	—	3,552	40	7/28/2014	1973
Red Lobster	Indianapolis	IN	—	1,152	1,813	—	2,965	26	7/28/2014	1973
Red Lobster	Kokomo	IN	—	394	1,835	—	2,229	28	7/28/2014	1980
Red Lobster	Lafayette	IN	—	335	2,484	—	2,819	35	7/28/2014	1975

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Merrillville	IN	—	568	3,197	—	3,765	43	7/28/2014	1979
Red Lobster	Michigan City	IN	—	330	2,233	—	2,563	35	7/28/2014	1992
Red Lobster	Mishawaka	IN	—	593	2,205	—	2,798	32	7/28/2014	1974
Red Lobster	Muncie	IN	—	627	1,427	—	2,054	19	7/28/2014	1975
Red Lobster	Richmond	IN	—	371	1,416	—	1,787	28	7/28/2014	1996
Red Lobster	Terre Haute	IN	—	1,066	2,640	—	3,706	36	7/28/2014	1972
Red Lobster	Olathe	KS	—	1,266	920	—	2,186	24	7/28/2014	1996
Red Lobster	Topeka	KS	—	754	2,211	—	2,965	31	7/28/2014	1972
Red Lobster	Wichita	KS	—	726	1,677	—	2,403	29	7/28/2014	1986
Red Lobster	Wichita	KS	—	1,113	1,916	—	3,029	31	7/28/2014	1982
Red Lobster	Elizabethtown	KY	—	866	401	—	1,267	18	7/28/2014	2003
Red Lobster	Florence	KY	—	601	2,811	—	3,412	37	7/28/2014	1978
Red Lobster	Lexington	KY	—	—	1,094	—	1,094	34	7/28/2014	2011
Red Lobster	Lexington	KY	—	1,237	1,897	—	3,134	28	7/30/2014	1976
Red Lobster	Louisville	KY	—	893	1,350	—	2,243	26	7/28/2014	1991
Red Lobster	Owensboro	KY	—	815	1,485	—	2,300	26	7/28/2014	1982
Red Lobster	Paducah	KY	—	864	1,770	—	2,634	31	7/30/2014	1990
Red Lobster	Richmond	KY	—	968	880	—	1,848	21	7/28/2014	1993
Red Lobster	St. Matthews	KY	—	1,640	1,841	—	3,481	27	7/28/2014	1972
Red Lobster	Baton Rouge	LA	—	—	1,535	—	1,535	42	7/28/2014	2011
Red Lobster	Bossier City	LA	—	600	2,053	—	2,653	35	7/28/2014	1993
Red Lobster	Monroe	LA	—	455	2,022	—	2,477	34	7/28/2014	1991
Red Lobster	Winnipeg	MB	—	1,664	489	—	2,153	17	7/28/2014	1989
Red Lobster	Annapolis	MD	—	—	644	—	644	20	7/28/2014	1985
Red Lobster	Columbia	MD	—	1,623	1,161	—	2,784	25	7/28/2014	1995
Red Lobster	Frederick	MD	—	—	319	—	319	21	7/28/2014	1997
Red Lobster	Gaithersburg	MD	—	1,378	1,653	—	3,031	25	7/28/2014	1977
Red Lobster	Hagerstown	MD	—	1,044	1,755	—	2,799	30	7/28/2014	1992
Red Lobster	Hanover	MD	—	1,399	1,904	—	3,303	36	7/28/2014	2011

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Lanham	MD	—	—	455	—	455	22	7/28/2014	1980
Red Lobster	Owings Mills	MD	—	—	229	—	229	14	7/28/2014	1989
Red Lobster	Salisbury	MD	—	1,070	1,868	—	2,938	33	7/28/2014	1992
Red Lobster	Suitland	MD	—	1,090	3,112	—	4,202	41	7/28/2014	1975
Red Lobster	Ann Arbor	MI	—	657	2,505	—	3,162	36	7/28/2014	1978
Red Lobster	Battle Creek	MI	—	202	1,827	—	2,029	29	7/28/2014	1979
Red Lobster	Bay City	MI	—	168	1,620	—	1,788	30	7/28/2014	1993
Red Lobster	Dearborn Heights	MI	—	822	2,156	—	2,978	31	7/28/2014	1975
Red Lobster	Flint	MI	—	505	2,266	—	2,771	33	7/28/2014	1976
Red Lobster	Fort Gratiot	MI	—	250	1,611	—	1,861	32	7/28/2014	2002
Red Lobster	Grandville	MI	—	1,055	1,479	—	2,534	31	7/28/2014	2001
Red Lobster	Jackson	MI	—	235	2,174	—	2,409	32	7/28/2014	1976
Red Lobster	Kentwood	MI	—	819	1,606	—	2,425	25	7/28/2014	1975
Red Lobster	Lansing	MI	—	—	1,534	—	1,534	41	7/28/2014	1976
Red Lobster	Livonia	MI	—	635	1,824	—	2,459	31	7/28/2014	1987
Red Lobster	Madison Heights	MI	—	756	2,527	—	3,283	36	7/28/2014	1974
Red Lobster	Marquette	MI	—	300	1,731	—	2,031	32	7/28/2014	1993
Red Lobster	Mt. Pleasant	MI	—	508	1,346	—	1,854	27	7/28/2014	1993
Red Lobster	Muskegon	MI	—	386	2,028	—	2,414	32	7/28/2014	1982
Red Lobster	Novi	MI	—	2,061	1,847	—	3,908	30	7/28/2014	1983
Red Lobster	Portage	MI	—	396	2,496	—	2,892	35	7/28/2014	1975
Red Lobster	Saginaw	MI	—	335	1,961	—	2,296	29	7/28/2014	1975
Red Lobster	Southgate	MI	—	611	2,531	—	3,142	40	7/28/2014	1990
Red Lobster	Sterling Heights	MI	—	759	3,215	—	3,974	46	7/28/2014	1985
Red Lobster	Traverse City	MI	—	1,036	1,121	—	2,157	25	7/28/2014	1996
Red Lobster	Warren	MI	—	349	2,656	—	3,005	37	7/28/2014	1975
Red Lobster	Westland	MI	—	478	2,551	—	3,029	36	7/28/2014	1975
Red Lobster	Blaine	MN	—	1,325	1,896	—	3,221	28	7/28/2014	1980
Red Lobster	Burnsville	MN	—	1,222	2,381	—	3,603	32	7/30/2014	1980

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Golden Valley	MN	—	1,136	1,365	—	2,501	20	7/28/2014	1975
Red Lobster	Mankato	MN	—	867	1,642	—	2,509	31	7/28/2014	1993
Red Lobster	Maple Grove	MN	—	963	1,901	—	2,864	33	7/28/2014	2001
Red Lobster	Maplewood	MN	—	1,196	1,359	—	2,555	22	7/28/2014	1983
Red Lobster	Oakdale	MN	—	697	2,157	—	2,854	32	7/28/2014	1989
Red Lobster	Rochester	MN	—	—	1,674	—	1,674	39	7/28/2014	1987
Red Lobster	Roseville	MN	—	1,291	1,298	—	2,589	19	7/28/2014	1975
Red Lobster	St. Cloud	MN	—	760	2,770	—	3,530	40	7/28/2014	1990
Red Lobster	Branson	MO	—	1,496	1,074	—	2,570	17	7/30/2014	2000
Red Lobster	Bridgeton	MO	—	1,128	2,003	—	3,131	30	7/28/2014	1973
Red Lobster	Cape Girardeau	MO	—	1,412	1,103	—	2,515	25	7/28/2014	1994
Red Lobster	Chesterfield	MO	—	—	1,762	—	1,762	51	7/28/2014	1973
Red Lobster	Crestwood	MO	—	518	1,466	—	1,984	23	7/28/2014	1975
Red Lobster	Independence	MO	—	1,122	1,883	—	3,005	27	7/28/2014	1973
Red Lobster	Jefferson City	MO	—	593	1,092	—	1,685	20	7/28/2014	1995
Red Lobster	Joplin	MO	—	1,119	1,492	—	2,611	25	7/30/2014	1981
Red Lobster	Lee's Summit	MO	—	1,408	1,424	—	2,832	31	7/28/2014	2010
Red Lobster	Springfield	MO	—	—	1,510	—	1,510	62	7/28/2014	1972
Red Lobster	St. Joseph	MO	—	1,023	1,002	—	2,025	18	7/28/2014	1979
Red Lobster	St. Peters	MO	—	—	1,543	—	1,543	64	7/28/2014	1976
Red Lobster	St.Louis	MO	—	1,387	2,662	—	4,049	36	7/28/2014	1972
Red Lobster	Hattiesburg	MS	—	457	1,478	—	1,935	29	7/30/2014	1996
Red Lobster	Jackson	MS	—	1,128	2,851	—	3,979	40	7/28/2014	1977
Red Lobster	Meridian	MS	—	—	872	—	872	29	7/28/2014	1996
Red Lobster	Southaven	MS	—	668	2,640	—	3,308	35	7/28/2014	1972
Red Lobster	Tupelo	MS	—	626	1,703	—	2,329	31	7/30/2014	1994
Red Lobster	Billings	MT	—	1,005	2,436	—	3,441	40	7/28/2014	1993

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Asheville	NC	—	544	2,865	—	3,409	40	7/28/2014	1980
Red Lobster	Burlington	NC	—	1,208	403	—	1,611	20	7/28/2014	2011
Red Lobster	Cary	NC	—	1,933	1,118	—	3,051	24	7/28/2014	1992
Red Lobster	Concord	NC	—	—	1,506	—	1,506	49	7/28/2014	2002
Red Lobster	Fayetteville	NC	—	675	2,908	—	3,583	37	7/28/2014	1978
Red Lobster	Greensboro	NC	—	1,372	1,785	—	3,157	26	7/28/2014	1972
Red Lobster	Greenville	NC	—	1,139	846	—	1,985	21	7/28/2014	1991
Red Lobster	Hickory	NC	—	630	1,660	—	2,290	26	7/28/2014	1989
Red Lobster	Jacksonville	NC	—	1,006	1,050	—	2,056	25	7/28/2014	1995
Red Lobster	Matthews	NC	—	1,949	495	—	2,444	21	7/28/2014	2012
Red Lobster	Pineville	NC	—	1,314	2,510	—	3,824	38	7/28/2014	1992
Red Lobster	Raleigh	NC	—	946	2,183	—	3,129	30	7/28/2014	1983
Red Lobster	Rocky Mount	NC	—	795	1,005	—	1,800	23	7/28/2014	1991
Red Lobster	Winston-Salem	NC	—	1,679	610	—	2,289	13	7/28/2014	1972
Red Lobster	Bismarck	ND	—	831	3,321	—	4,152	45	7/28/2014	1990
Red Lobster	Fargo	ND	—	888	2,933	—	3,821	41	7/28/2014	1981
Red Lobster	Grand Forks	ND	—	876	1,694	—	2,570	31	7/28/2014	1992
Red Lobster	Kearney	NE	—	678	1,109	—	1,787	25	7/28/2014	1996
Red Lobster	Lincoln	NE	—	—	254	—	254	13	7/28/2014	1977
Red Lobster	Omaha	NE	—	933	1,075	—	2,008	19	7/28/2014	1974
Red Lobster	Cherry Hill	NJ	—	—	2,274	—	2,274	70	7/28/2014	1984
Red Lobster	Delran	NJ	—	887	1,671	—	2,558	29	7/28/2014	1988
Red Lobster	Deptford	NJ	—	—	1,608	—	1,608	53	7/28/2014	1991
Red Lobster	East Brunswick	NJ	—	1,323	1,959	—	3,282	29	7/28/2014	1979
Red Lobster	Lawrenceville	NJ	—	976	1,992	—	2,968	29	7/28/2014	1977
Red Lobster	Oakhurst	NJ	—	1,112	1,521	—	2,633	23	7/28/2014	1977
Red Lobster	Vineland	NJ	—	—	1,779	—	1,779	43	7/28/2014	1995
Red Lobster	Albuquerque	NM	—	1,025	2,092	—	3,117	38	7/28/2014	2002
Red Lobster	Clovis	NM	—	—	318	—	318	18	7/28/2014	1995
Red Lobster	Farmington	NM	—	855	2,287	—	3,142	37	7/28/2014	1992

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Las Cruces	NM	—	1,107	1,400	—	2,507	27	7/28/2014	1991
Red Lobster	Roswell	NM	—	354	1,248	—	1,602	26	7/30/2014	1994
Red Lobster	Santa Fe	NM	—	876	1,440	—	2,316	28	7/30/2014	1990
Red Lobster	Henderson	NV	—	803	2,361	—	3,164	40	7/28/2014	2001
Red Lobster	Las Vegas	NV	—	547	2,653	—	3,200	39	7/30/2014	1982
Red Lobster	Reno	NV	—	841	2,133	—	2,974	36	7/28/2014	1990
Red Lobster	Amherst	NY	—	1,344	1,271	—	2,615	24	7/28/2014	1980
Red Lobster	Amherst	NY	—	991	2,779	—	3,770	42	7/28/2014	1981
Red Lobster	Brooklyn	NY	—	—	5,897	—	5,897	160	7/28/2014	2003
Red Lobster	Buffalo	NY	—	1,161	1,386	—	2,547	27	7/28/2014	1986
Red Lobster	Colonie	NY	—	1,014	3,500	—	4,514	48	7/28/2014	1976
Red Lobster	Henrietta	NY	—	956	2,934	—	3,890	42	7/28/2014	1976
Red Lobster	Hicksville	NY	—	—	870	—	870	29	7/28/2014	1982
Red Lobster	Liverpool	NY	—	900	2,088	—	2,988	31	7/28/2014	1975
Red Lobster	Nanuet	NY	—	2,533	767	—	3,300	15	7/28/2014	1980
Red Lobster	Poughkeepsie	NY	—	1,987	669	—	2,656	15	7/28/2014	1981
Red Lobster	Rochester	NY	—	756	2,122	—	2,878	35	7/28/2014	1985
Red Lobster	Ronkonkoma	NY	—	—	1,109	—	1,109	37	7/28/2014	2005
Red Lobster	Stony Brook	NY	—	2,176	923	—	3,099	15	7/28/2014	1976
Red Lobster	Valley Stream	NY	—	—	1,417	—	1,417	48	7/28/2014	1983
Red Lobster	Vestal	NY	—	1,027	2,255	—	3,282	33	7/28/2014	1976
Red Lobster	Watertown	NY	—	807	1,586	—	2,393	31	7/28/2014	1993
Red Lobster	Yonkers	NY	—	—	894	—	894	31	7/28/2014	2012
Red Lobster	Akron	OH	—	—	1,398	—	1,398	44	7/28/2014	1981
Red Lobster	Beavercreek	OH	—	551	2,334	—	2,885	38	7/28/2014	1994
Red Lobster	Canton	OH	—	398	2,596	—	2,994	35	7/28/2014	1974
Red Lobster	Cincinnati	OH	—	799	1,915	—	2,714	26	7/28/2014	1974
Red Lobster	Cincinnati	OH	—	510	2,877	—	3,387	37	7/28/2014	1974
Red Lobster	Cincinnati	OH	—	1,484	1,687	—	3,171	24	7/28/2014	1977
Red Lobster	Cincinnati	OH	—	365	2,344	—	2,709	32	7/28/2014	1980

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Columbus	OH	—	—	1,100	—	1,100	39	7/28/2014	2002
Red Lobster	Columbus	OH	—	728	1,717	—	2,445	26	7/28/2014	1981
Red Lobster	Columbus	OH	—	787	2,123	—	2,910	29	7/28/2014	1973
Red Lobster	Cuyahoga Falls	OH	—	306	2,511	—	2,817	34	7/28/2014	1974
Red Lobster	Dublin	OH	—	—	873	—	873	27	7/28/2014	1990
Red Lobster	Lancaster	OH	—	737	1,570	—	2,307	27	7/28/2014	1991
Red Lobster	Lima	OH	—	843	658	—	1,501	19	7/28/2014	1991
Red Lobster	Mansfield	OH	—	335	1,697	—	2,032	25	7/28/2014	1977
Red Lobster	Maumee	OH	—	505	2,067	—	2,572	31	7/28/2014	1974
Red Lobster	Mentor	OH	—	651	2,129	—	2,780	31	7/30/2014	1977
Red Lobster	Miamisburg	OH	—	612	2,615	—	3,227	33	7/28/2014	1974
Red Lobster	New Philadelphia	OH	—	232	1,349	—	1,581	26	7/28/2014	1991
Red Lobster	Niles	OH	—	—	1,799	—	1,799	49	7/28/2014	1982
Red Lobster	North Olmsted	OH	—	—	2,291	—	2,291	54	7/28/2014	1974
Red Lobster	Parma	OH	—	466	2,156	—	2,622	30	7/28/2014	1975
Red Lobster	Sandusky	OH	—	1,290	1,126	—	2,416	22	7/30/2014	1986
Red Lobster	Springfield	OH	—	526	1,345	—	1,871	27	7/28/2014	1996
Red Lobster	St. Clairsville	OH	—	—	853	—	853	42	7/28/2014	1997
Red Lobster	Toledo	OH	—	732	2,112	—	2,844	32	7/28/2014	1974
Red Lobster	Wooster	OH	—	200	1,205	—	1,405	25	7/28/2014	1995
Red Lobster	Youngstown	OH	—	214	2,477	—	2,691	36	7/28/2014	1982
Red Lobster	Zanesville	OH	—	729	1,205	—	1,934	22	7/28/2014	1992
Red Lobster	Lawton	OK	—	478	1,760	—	2,238	28	7/28/2014	1981
Red Lobster	Muskogee	OK	—	399	1,707	—	2,106	31	7/28/2014	1995
Red Lobster	Norman	OK	—	341	2,569	—	2,910	36	7/28/2014	1982
Red Lobster	Oklahoma City	OK	—	610	2,681	—	3,291	36	7/28/2014	1980
Red Lobster	Oklahoma City	OK	—	623	2,000	—	2,623	28	7/28/2014	1977
Red Lobster	Oklahoma City	OK	—	800	1,960	—	2,760	31	7/28/2014	1991
Red Lobster	Shawnee	OK	—	437	1,744	—	2,181	29	7/28/2014	1995
Red Lobster	Tulsa	OK	—	847	2,084	—	2,931	30	7/28/2014	1976

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Tulsa	OK	—	599	2,285	—	2,884	36	7/28/2014	1987
Red Lobster	Barrie	ON	—	1,815	317	—	2,132	14	7/28/2014	1986
Red Lobster	Brampton	ON	—	1,249	1,396	—	2,645	24	7/28/2014	1986
Red Lobster	Burlington	ON	—	1,884	1,652	—	3,536	27	7/28/2014	1985
Red Lobster	Kitchener	ON	—	1,397	554	—	1,951	17	7/28/2014	1986
Red Lobster	London	ON	—	1,502	649	—	2,151	18	7/28/2014	1986
Red Lobster	Niagara Falls	ON	—	1,094	1,402	—	2,496	26	7/28/2014	1986
Red Lobster	Oshawa	ON	—	955	775	—	1,730	16	7/28/2014	1986
Red Lobster	Ottawa	ON	—	1,686	938	—	2,624	18	7/28/2014	1986
Red Lobster	Scarborough	ON	—	2,910	1,260	—	4,170	22	7/28/2014	1985
Red Lobster	Sudbury	ON	—	1,149	645	—	1,794	19	7/28/2014	1989
Red Lobster	Windsor	ON	—	870	648	—	1,518	18	7/28/2014	1983
Red Lobster	Medford	OR	—	2,212	394	—	2,606	16	7/28/2014	1991
Red Lobster	Salem	OR	—	1,132	1,391	—	2,523	27	7/28/2014	1993
Red Lobster	Bartonsville	PA	—	—	2,389	—	2,389	57	7/28/2014	2010
Red Lobster	Chambersburg	PA	—	694	1,212	—	1,906	25	7/28/2014	1991
Red Lobster	Du Bois	PA	—	317	981	—	1,298	22	7/28/2014	1995
Red Lobster	Erie	PA	—	600	1,800	—	2,400	27	7/28/2014	1987
Red Lobster	Greensburg	PA	—	748	2,432	—	3,180	35	7/28/2014	1989
Red Lobster	Hanover	PA	—	446	1,870	—	2,316	33	7/28/2014	1995
Red Lobster	Hermitage	PA	—	904	1,523	—	2,427	28	7/28/2014	1993
Red Lobster	Johnstown	PA	—	789	1,799	—	2,588	31	7/28/2014	1993
Red Lobster	King of Prussia	PA	—	1,112	2,246	—	3,358	37	7/28/2014	1996
Red Lobster	Lancaster	PA	—	—	2,968	—	2,968	60	7/28/2014	1977
Red Lobster	Langhorne	PA	—	979	2,735	—	3,714	43	7/28/2014	1996
Red Lobster	Mechanicsburg	PA	—	676	2,656	—	3,332	37	7/28/2014	1976
Red Lobster	Monroeville	PA	—	913	1,924	—	2,837	26	7/28/2014	1977
Red Lobster	Philadelphia	PA	—	—	1,902	—	1,902	41	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	—	1,379	—	1,379	44	7/28/2014	1976
Red Lobster	Pittsburgh	PA	—	1,352	1,190	—	2,542	19	7/28/2014	1977

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Pittsburgh	PA	—	1,641	1,096	—	2,737	19	7/28/2014	1987
Red Lobster	Pottstown	PA	—	—	1,115	—	1,115	58	7/28/2014	1995
Red Lobster	Scranton	PA	—	—	1,563	—	1,563	56	7/28/2014	2001
Red Lobster	Springfield	PA	—	1,571	2,344	—	3,915	37	7/28/2014	1983
Red Lobster	State College	PA	—	—	1,026	—	1,026	48	7/28/2014	1999
Red Lobster	Washington	PA	—	—	694	—	694	21	7/28/2014	1976
Red Lobster	Whitehall	PA	—	—	2,155	—	2,155	71	7/28/2014	1977
Red Lobster	Aiken	SC	—	780	1,247	—	2,027	24	7/28/2014	1991
Red Lobster	Columbia	SC	—	—	918	—	918	29	7/28/2014	1980
Red Lobster	Florence	SC	—	779	1,506	—	2,285	28	7/28/2014	1990
Red Lobster	Myrtle Beach	SC	—	—	462	—	462	25	7/28/2014	2006
Red Lobster	Myrtle Beach	SC	—	1,162	1,038	—	2,200	24	7/28/2014	1995
Red Lobster	North Charleston	SC	—	862	1,702	—	2,564	27	7/28/2014	1978
Red Lobster	Spartanburg	SC	—	—	1,136	—	1,136	28	7/28/2014	1973
Red Lobster	Sumter	SC	—	988	1,117	—	2,105	25	7/28/2014	1995
Red Lobster	Regina	SK	—	1,698	548	—	2,246	17	7/28/2014	1989
Red Lobster	Saskatoon	SK	—	1,579	1,359	—	2,938	26	7/28/2014	1990
Red Lobster	Chattanooga	TN	—	1,419	1,188	—	2,607	19	7/28/2014	1980
Red Lobster	Chattanooga	TN	—	1,548	2,575	—	4,123	33	7/28/2014	1972
Red Lobster	Clarksville	TN	—	543	2,223	—	2,766	34	7/28/2014	1990
Red Lobster	Cookeville	TN	—	532	1,205	—	1,737	23	7/28/2014	1995
Red Lobster	Franklin	TN	—	1,660	757	—	2,417	18	7/30/2014	1992
Red Lobster	Jackson	TN	—	822	1,427	—	2,249	28	7/28/2014	1995
Red Lobster	Johnson City	TN	—	1,223	1,552	—	2,775	26	7/28/2014	1981
Red Lobster	Knoxville	TN	—	1,149	1,720	—	2,869	26	7/28/2014	1972
Red Lobster	Knoxville	TN	—	1,503	1,383	—	2,886	23	7/28/2014	1978
Red Lobster	Madison	TN	—	1,074	2,028	—	3,102	27	7/28/2014	1972
Red Lobster	Memphis	TN	—	1,293	1,710	—	3,003	29	7/28/2014	1984
Red Lobster	Memphis	TN	—	1,602	2,290	—	3,892	31	7/28/2014	1972
Red Lobster	Mt. Juliet	TN	—	1,227	773	—	2,000	22	7/28/2014	2009

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Murfreesboro	TN	—	1,205	873	—	2,078	19	7/28/2014	1992
Red Lobster	Sevierville	TN	—	—	1,062	—	1,062	40	7/28/2014	2002
Red Lobster	Abilene	TX	—	209	1,976	—	2,185	30	7/30/2014	1980
Red Lobster	Amarillo	TX	—	590	2,342	—	2,932	33	7/28/2014	1976
Red Lobster	Arlington	TX	—	738	3,253	—	3,991	44	7/28/2014	1989
Red Lobster	Austin	TX	—	1,060	2,091	—	3,151	30	7/28/2014	1974
Red Lobster	Austin	TX	—	1,172	1,275	—	2,447	19	7/28/2014	1981
Red Lobster	Baytown	TX	—	537	1,255	—	1,792	22	7/28/2014	1984
Red Lobster	Beaumont	TX	—	610	604	—	1,214	13	7/30/2014	1976
Red Lobster	Brownsville	TX	—	427	1,638	—	2,065	29	7/28/2014	1990
Red Lobster	Burleson	TX	—	—	356	—	356	21	7/28/2014	2003
Red Lobster	College Station	TX	—	—	643	—	643	22	7/28/2014	1983
Red Lobster	Conroe	TX	—	—	557	—	557	25	7/28/2014	2011
Red Lobster	Corpus Christi	TX	—	1,246	2,325	—	3,571	33	7/28/2014	1975
Red Lobster	Dallas	TX	—	1,025	2,298	—	3,323	32	7/28/2014	1973
Red Lobster	Denton	TX	—	832	2,044	—	2,876	35	7/28/2014	1991
Red Lobster	Duncanville	TX	—	361	2,658	—	3,019	36	7/28/2014	1974
Red Lobster	El Paso	TX	—	—	414	—	414	23	7/28/2014	1976
Red Lobster	El Paso	TX	—	—	883	—	883	29	7/28/2014	2008
Red Lobster	El Paso	TX	—	721	1,825	—	2,546	29	7/28/2014	1982
Red Lobster	Fort Worth	TX	—	—	239	—	239	13	7/28/2014	1982
Red Lobster	Frisco	TX	—	1,676	1,339	—	3,015	27	7/30/2014	2001
Red Lobster	Greenville	TX	—	206	1,688	—	1,894	30	7/28/2014	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Houston	TX	—	—	398	—	398	22	7/28/2014	1974
Red Lobster	Houston	TX	—	960	1,833	—	2,793	28	7/28/2014	1981
Red Lobster	Humble	TX	—	—	1,087	—	1,087	31	7/28/2014	1980
Red Lobster	Irving	TX	—	1,240	1,667	—	2,907	24	7/30/2014	1973
Red Lobster	Katy	TX	—	1,439	896	—	2,335	22	7/28/2014	2001
Red Lobster	Killeen	TX	—	732	1,935	—	2,667	32	7/28/2014	1991
Red Lobster	Lake Jackson	TX	—	393	1,190	—	1,583	21	7/28/2014	1984
Red Lobster	Laredo	TX	—	—	819	—	819	33	7/28/2014	2003
Red Lobster	Lewisville	TX	—	1,087	1,626	—	2,713	24	7/28/2014	1973
Red Lobster	Longview	TX	—	324	2,625	—	2,949	38	7/28/2014	1981
Red Lobster	Lubbock	TX	—	1,103	1,494	—	2,597	24	7/28/2014	1976
Red Lobster	Lufkin	TX	—	15	1,732	—	1,747	32	7/28/2014	1996
Red Lobster	McAllen	TX	—	1,175	2,280	—	3,455	34	7/28/2014	1981
Red Lobster	McAllen	TX	—	960	1,647	—	2,607	33	7/28/2014	2010
Red Lobster	Mesquite	TX	—	649	3,200	—	3,849	45	7/28/2014	1986
Red Lobster	N. Richland Hills	TX	—	493	2,889	—	3,382	40	7/28/2014	1978
Red Lobster	Odessa	TX	—	731	3,129	—	3,860	43	7/28/2014	1976
Red Lobster	Pasadena	TX	—	675	928	—	1,603	16	7/28/2014	1978
Red Lobster	Plano	TX	—	1,340	2,058	—	3,398	30	7/28/2014	1981
Red Lobster	Round Rock	TX	—	1,335	1,763	—	3,098	33	7/28/2014	2001
Red Lobster	San Angelo	TX	—	512	3,433	—	3,945	48	7/28/2014	1984
Red Lobster	San Antonio	TX	—	—	963	—	963	23	7/28/2014	1974
Red Lobster	San Antonio	TX	—	1,369	459	—	1,828	20	7/28/2014	2010
Red Lobster	San Antonio	TX	—	474	1,491	—	1,965	25	7/28/2014	1984
Red Lobster	San Antonio	TX	—	994	2,151	—	3,145	30	7/28/2014	1975
Red Lobster	San Antonio	TX	—	789	1,793	—	2,582	36	7/28/2014	2008
Red Lobster	San Antonio	TX	—	1,592	588	—	2,180	15	7/28/2014	1985
Red Lobster	San Marcos	TX	—	713	979	—	1,692	22	7/28/2014	1996

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Shenandoah	TX	—	740	1,578	—	2,318	25	7/28/2014	1981
Red Lobster	Sherman	TX	—	675	1,923	—	2,598	34	7/28/2014	1990
Red Lobster	Sugar Land	TX	—	—	708	—	708	22	7/28/2014	1981
Red Lobster	Texarkana	TX	—	73	2,148	—	2,221	34	7/28/2014	1986
Red Lobster	Tyler	TX	—	884	1,755	—	2,639	28	7/28/2014	1982
Red Lobster	Victoria	TX	—	478	1,905	—	2,383	30	7/28/2014	1984
Red Lobster	Webster	TX	—	909	1,907	—	2,816	29	7/28/2014	1982
Red Lobster	Wichita Falls	TX	—	345	1,706	—	2,051	27	7/28/2014	1980
Red Lobster	Layton	UT	—	1,577	1,333	—	2,910	28	7/28/2014	1993
Red Lobster	Murray	UT	—	1,391	2,367	—	3,758	39	7/28/2014	1992
Red Lobster	Orem	UT	—	1,246	1,346	—	2,592	29	7/28/2014	2001
Red Lobster	Saint George	UT	—	797	1,387	—	2,184	28	7/28/2014	1996
Red Lobster	Alexandria	VA	—	1,516	1,991	—	3,507	28	7/28/2014	1977
Red Lobster	Bristol	VA	—	816	1,175	—	1,991	24	7/28/2014	2005
Red Lobster	Charlottesville	VA	—	—	1,021	—	1,021	28	7/28/2014	1986
Red Lobster	Chesapeake	VA	—	1,262	1,374	—	2,636	23	7/28/2014	1992
Red Lobster	Christiansburg	VA	—	447	1,657	—	2,104	31	7/28/2014	1996
Red Lobster	Colonial Heights	VA	—	1,095	1,409	—	2,504	28	7/28/2014	1993
Red Lobster	Fairfax	VA	—	2,163	425	—	2,588	10	7/28/2014	1977
Red Lobster	Fredericksburg	VA	—	1,088	1,971	—	3,059	33	7/28/2014	1991
Red Lobster	Harrisonburg	VA	—	465	1,369	—	1,834	28	7/28/2014	1993
Red Lobster	Lynchburg	VA	—	983	1,378	—	2,361	25	7/28/2014	1982
Red Lobster	Manassas	VA	—	1,800	941	—	2,741	21	7/28/2014	1993
Red Lobster	Midlothian	VA	—	—	655	—	655	30	7/28/2014	2003
Red Lobster	Newport News	VA	—	952	1,536	—	2,488	25	7/28/2014	1976
Red Lobster	Richmond	VA	—	992	1,729	—	2,721	32	7/28/2014	2009
Red Lobster	Richmond	VA	—	1,344	1,517	—	2,861	25	7/28/2014	1978
Red Lobster	Sterling	VA	—	—	646	—	646	29	7/28/2014	2001

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Red Lobster	Virginia Beach	VA	—	1,039	1,692	—	2,731	26	7/28/2014	1975
Red Lobster	Virginia Beach	VA	—	820	1,805	—	2,625	29	7/28/2014	1981
Red Lobster	Williamsburg	VA	—	1,064	1,096	—	2,160	24	7/28/2014	1993
Red Lobster	Winchester	VA	—	—	357	—	357	21	7/28/2014	2006
Red Lobster	Woodbridge	VA	—	1,052	2,096	—	3,148	33	7/28/2014	1989
Red Lobster	Kelso	WA	—	550	1,573	—	2,123	28	7/28/2014	1994
Red Lobster	Kennewick	WA	—	1,421	1,451	—	2,872	28	7/28/2014	1992
Red Lobster	Lynnwood	WA	—	1,325	2,174	—	3,499	35	7/28/2014	1990
Red Lobster	Olympia	WA	—	—	596	—	596	34	7/28/2014	1995
Red Lobster	Silverdale	WA	—	1,661	501	—	2,162	17	7/28/2014	1993
Red Lobster	Spokane	WA	—	—	1,427	—	1,427	40	7/28/2014	2009
Red Lobster	Vancouver	WA	—	1,360	1,833	—	3,193	30	7/28/2014	1989
Red Lobster	Ashwaubenon	WI	—	1,270	1,116	—	2,386	20	7/28/2014	1975
Red Lobster	Eau Claire	WI	—	527	1,534	—	2,061	28	7/28/2014	1982
Red Lobster	Greenfield	WI	—	1,823	1,673	—	3,496	25	7/28/2014	1975
Red Lobster	La Crosse	WI	—	1,087	965	—	2,052	23	7/28/2014	1991
Red Lobster	Madison	WI	—	2,186	1,220	—	3,406	23	7/28/2014	1983
Red Lobster	Mt. Pleasant	WI	—	856	1,773	—	2,629	36	7/28/2014	2012
Red Lobster	Wauwatosa	WI	—	1,524	997	—	2,521	18	7/28/2014	1975
Red Lobster	Charleston	WV	—	—	1,100	—	1,100	40	7/28/2014	2003
Red Lobster	Huntington	WV	—	344	2,552	—	2,896	39	7/28/2014	1985
Red Lobster	Morgantown	WV	—	1,252	1,477	—	2,729	30	7/28/2014	2009
Red Lobster	Parkersburg	WV	—	654	1,447	—	2,101	29	7/28/2014	1994
Red Lobster	Casper	WY	—	1,014	1,337	—	2,351	31	7/28/2014	2011
Red Lobster	Cheyenne	WY	—	1,514	640	—	2,154	11	7/28/2014	1992
Red Oak Village	San Marcos	TX	12,480	5,287	20,357	—	25,644	915	2/7/2014	2006
Reef Services, LLC	Gainesville	TX	—	86	285	—	371	7	6/25/2014	2009
Rite Aid	Talladega	AL	—	377	1,311	—	1,688	76	1/8/2014	1997

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Rite Aid	Bear	DE	—	851	2,702	—	3,553	160	1/8/2014	1999
Rite Aid	Tucker	GA	—	793	1,419	—	2,212	82	1/8/2014	1996
Rite Aid	Jeffersonville	IN	—	824	2,472	—	3,296	315	11/30/2012	2008
Rite Aid	Lawrenceburg	KY	—	567	2,267	—	2,834	289	11/30/2012	2008
Rite Aid	Lexington	KY	—	—	1,943	—	1,943	248	11/30/2012	2007
Rite Aid	Paris	KY	—	743	2,228	—	2,971	284	11/30/2012	2008
Rite Aid	Scottsville	KY	—	153	2,904	—	3,057	370	11/30/2012	2007
Rite Aid	Stanford	KY	—	152	2,886	—	3,038	368	11/30/2012	2009
Rite Aid	Adams	MA	—	300	1,200	—	1,500	105	7/30/2013	1958
Rite Aid	Bangor	ME	2,256	724	2,896	—	3,620	107	5/19/2014	1998
Rite Aid	Buxton	ME	1,399	413	1,650	—	2,063	62	5/19/2014	1997
Rite Aid	Dover-foxcroft	ME	—	256	2,659	—	2,915	158	1/8/2014	1999
Rite Aid	Fort Fairfield	ME	—	117	1,821	—	1,938	109	1/8/2014	1998
Rite Aid	Fort Kent	ME	—	387	2,064	—	2,451	120	1/8/2014	1999
Rite Aid	Van Buren	ME	—	115	1,720	—	1,835	103	1/8/2014	1998
Rite Aid	Bay City	MI	—	463	1,629	—	2,092	48	6/24/2014	1996
Rite Aid	Burton	MI	—	128	2,541	—	2,669	224	7/26/2013	1999
Rite Aid	West Branch	MI	—	418	1,280	—	1,698	41	6/23/2014	1996
Rite Aid	Burlington	NC	—	973	2,726	—	3,699	162	1/8/2014	2000
Rite Aid	Wilson	NC	—	573	1,337	—	1,910	117	7/30/2013	2002
Rite Aid	Bristol	NH	—	395	1,461	—	1,856	88	1/8/2014	1997
Rite Aid	Winchester	NH	—	343	1,868	—	2,211	111	1/8/2014	1998
Rite Aid	Cheektowaga	NY	—	436	3,466	—	3,902	173	2/7/2014	2000
Rite Aid	Genoa	OH	—	405	1,845	—	2,250	107	1/8/2014	1998
Rite Aid	Lima	OH	—	576	2,304	—	2,880	294	11/13/2012	2006
Rite Aid	Louisville	OH	—	576	3,266	—	3,842	433	10/31/2012	2008
Rite Aid	Marion	OH	—	508	2,877	—	3,385	367	11/13/2012	2006
Rite Aid	St. Marys	OH	—	581	2,322	—	2,903	83	5/19/2014	2005

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Rite Aid	Warren	OH	2,031	668	2,670	—	3,338	98	5/19/2014	1999
Rite Aid	Wheelersburg	OH	1,199	361	1,444	—	1,805	54	5/19/2014	1998
Rite Aid	Meadville	PA	—	193	2,521	—	2,714	146	1/8/2014	1999
Rite Aid	Philadelphia	PA	2,082	633	2,531	—	3,164	94	5/19/2014	1999
Rite Aid	Spartanburg	SC	—	894	3,575	—	4,469	128	5/19/2014	2004
Rite Aid	Travelers Rest	SC	—	882	3,527	—	4,409	126	5/19/2014	2005
Rite Aid	Memphis	TN	—	266	1,062	—	1,328	40	5/19/2014	2000
Rite Aid	Murfreesboro	TN	1,496	454	1,817	—	2,271	65	5/19/2014	1999
Rite Aid	Hayes	VA	—	812	3,247	—	4,059	116	5/19/2014	2005
Rite Aid	Huntington	WV	—	964	2,250	—	3,214	287	11/30/2012	2008
Road Ranger	Winnebago	IL	—	707	3,202	—	3,909	162	2/7/2014	1998
Rockwell Collins	Sterling	VA	—	4,285	29,802	—	34,087	754	6/30/2014	2011
Ross	Highlands Ranch	CO	3,475	2,850	4,795	—	7,645	214	2/7/2014	2007
Rubbermaid	Winfield	KS	—	819	15,555	—	16,374	2,016	11/28/2012	2012
Rubbermaid	Winfield	KS	12,725	1,056	20,060	—	21,116	3,314	4/25/2012	2008
Rubbermaid	Bowling Green	OH	—	714	13,564	—	14,278	1,207	7/29/2013	2013
Rubbermaid	Brimfield	OH	—	1,552	29,495	—	31,047	3,523	1/31/2013	2012
Ruby Tuesday	Colorado Springs	CO	—	480	809	—	1,289	68	6/27/2013	1995
Ruby Tuesday	Dillon	CO	—	400	1,628	—	2,028	136	6/27/2013	1995
Ruby Tuesday	Bartow	FL	—	270	1,916	—	2,186	160	6/27/2013	1995
Ruby Tuesday	Orlando	FL	—	1,286	—	—	1,286	—	7/31/2013	1998
Ruby Tuesday	London	KY	—	370	1,493	—	1,863	125	6/27/2013	1995
Ruby Tuesday	Somerset	KY	—	480	1,120	—	1,600	94	6/27/2013	1995
Ryan's Buffet	Jasper	AL	—	577	2,545	—	3,122	141	2/7/2014	2000
Ryan's Buffet	Prattville	AL	—	1,038	1,802	—	2,840	106	2/7/2014	1997
Ryan's Buffet	Columbus	GA	—	1,307	2,529	—	3,836	147	2/7/2014	2002
Ryan's Buffet	Commerce	GA	—	962	1,470	—	2,432	90	2/7/2014	1996
Ryan's Buffet	Rome	GA	—	831	1,848	—	2,679	103	2/7/2014	1983

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Ryan's Buffet	Owensboro	KY	—	1,244	1,656	—	2,900	99	2/7/2014	1997
Ryan's Buffet	Paducah	KY	—	1,121	1,443	—	2,564	87	2/7/2014	1995
Ryan's Buffet	Pearl	MS	—	1,058	1,857	—	2,915	109	2/7/2014	2000
Ryan's Buffet	Asheville	NC	—	1,261	2,204	—	3,465	128	2/7/2014	1996
Ryan's Buffet	Lexington	SC	—	244	1,307	—	1,551	76	1/8/2014	1998
Ryan's Buffet	Sevierville	TN	—	1,443	430	—	1,873	37	2/7/2014	2003
Ryan's Buffet	Texas City	TX	—	614	3,351	—	3,965	162	2/7/2014	2002
Ryan's Buffet	Beckley	WV	—	1,248	2,258	—	3,506	133	2/7/2014	1995
Ryan's Buffet	Clarksburg	WV	—	—	1,639	—	1,639	88	1/8/2014	2001
Sakura Tepanyaki Steakhouse	Orem	UT	—	340	658	—	998	55	6/27/2013	1995
Saltwater Willy's	Grapevine	TX	—	572	868	—	1,440	77	6/27/2013	1999
Sam's Club	Hoover	AL	—	2,253	9,606	—	11,859	412	2/7/2014	1989
Sam's Club	Colorado Springs	CO	—	3,347	12,652	—	15,999	534	2/7/2014	1998
Sam's Club	Douglasville	GA	—	1,701	11,052	—	12,753	435	2/7/2014	1999
Sam's Southern Eatery	Kennesaw	GA	—	210	46	—	256	4	6/27/2013	1995
Santa Rosa Commons	Pace	FL	13,000	4,447	21,884	—	26,331	936	2/7/2014	2008
Schlotzsky's	Colorado Springs	CO	—	530	530	—	1,060	45	6/27/2013	1997
Schlotzsky's	Louisville	KY	—	321	342	—	663	29	6/27/2013	1998
Schmitz & Schmitz	Gainesville	TX	—	29	1,950	—	1,979	40	6/25/2014	1930
Scotts Company	Orrville	OH	—	278	2,502	—	2,780	350	9/28/2012	1950
Scotts Company	Orrville	OH	—	611	1,134	—	1,745	170	7/30/2012	1950
Scotts Company	Orrville	OH	—	609	11,576	—	12,185	1,736	7/30/2012	2006
SCP Distributors	North Little Rock	AR	—	258	1,665	—	1,923	11	11/20/2014	2006
SCP Distributors	Knoxville	TN	—	251	900	—	1,151	10	11/20/2014	2012
Sedwick Claims Management Services	Dublin	OH	—	945	8,520	—	9,465	222	6/26/2014	1997

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Select Energy Services	Damascus	AR	—	530	800	—	1,330	36	6/12/2014	2009
Select Energy Services	Frierson	LA	—	260	4,954	—	5,214	120	6/12/2014	2010
Select Energy Services	Alderson	OK	—	260	1,150	—	1,410	35	6/12/2014	2008
Select Energy Services	Big Wells	TX	—	353	1,820	—	2,173	45	6/12/2014	2011
Select Energy Services	Chireno	TX	—	388	5,470	—	5,858	132	6/25/2014	2011
Select Energy Services	Cleburne	TX	—	154	2,333	—	2,487	57	6/25/2014	2008
Select Energy Services	Dilley	TX	—	308	1,416	—	1,724	36	6/25/2014	2012
Select Energy Services	Odessa	TX	—	460	1,998	—	2,458	54	6/25/2014	1982
Senor Panchos	Orrville	OH	—	99	176	—	275	16	6/27/2013	1990
Shale Tank Truck	Cleburne	TX	—	476	547	—	1,023	15	6/25/2014	2007
Shale Tank Truck	Midland	TX	—	757	939	—	1,696	26	6/25/2014	2012
Shaw's Supermarket	Plymouth	MA	—	1,440	3,361	—	4,801	639	4/18/2012	1995
Sherwin-Williams	Angola	IN	616	249	996	—	1,245	34	5/19/2014	2001
Sherwin-Williams	Muskegon	MI	—	187	1,524	—	1,711	71	2/7/2014	2008
Sherwin-Williams	Ashtabula	OH	432	176	704	—	880	19	5/19/2014	2003
Sherwin-Williams	Boardman	OH	533	206	825	—	1,031	22	5/19/2014	2003
Shoney's	Gadsden	AL	—	220	707	—	927	59	6/27/2013	1995
Shoney's	Oxford	AL	—	670	25	—	695	2	6/27/2013	1995
Shoney's	Elizabethtown	KY	—	450	465	—	915	39	6/27/2013	1995
Shoney's	Grayson	KY	—	420	406	—	826	34	6/27/2013	1995
Shoney's	Grenada	MS	—	270	809	—	1,079	62	7/31/2013	1995
Shoney's	Hattiesburg	MS	—	730	618	—	1,348	52	6/27/2013	1995
Shoney's	Jackson	MS	—	360	572	—	932	48	6/27/2013	1995
Shoney's	Columbia	SC	—	446	545	—	991	42	7/31/2013	1985
Shoney's	Summerville	SC	—	350	800	—	1,150	67	6/27/2013	1995
Shoney's	West Columbia	SC	—	392	262	—	654	20	7/31/2013	1977
Shoney's	Cookeville	TN	—	510	760	—	1,270	64	6/27/2013	1995
Shoney's	Lawrenceburg	TN	—	330	873	—	1,203	73	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Shoney's	Charleston	WV	—	190	543	—	733	45	6/27/2013	1995
Shoney's	Lewisburg	WV	—	110	642	—	752	54	6/27/2013	1995
Shoney's	Princeton	WV	—	90	593	—	683	50	6/27/2013	1995
Shoney's	Ripley	WV	—	200	599	—	799	50	6/27/2013	1995
Shopko	L’Anse	MI	—	382	1,736	—	2,118	64	5/13/2014	2009
Sierra Pines II	The Woodlands	TX	6,793	5,219	19,196	—	24,415	58	11/17/2014	2014
Smokey Bones	Morrow	GA	—	390	2,184	—	2,574	183	6/27/2013	1995
Smokey Bones	Pittsburgh	PA	—	1,490	390	—	1,880	15	7/28/2014	2000
Snowflake Donut Shop	Gun Barrel City	TX	—	241	383	4	628	33	6/27/2013	2008
Sonic Drive-In	Crystal River	FL	—	107	322	—	429	25	7/31/2013	2008
Sonic Drive-In	Mulberry	FL	—	165	298	—	463	25	6/27/2013	2004
Sonic Drive-In	Spring Hill	FL	—	79	252	—	331	22	6/27/2013	2003
Sonic Drive-In	Wadesboro	NC	—	137	266	—	403	23	6/27/2013	2007
Sonny's Real Pit BBQ	Venice	FL	—	338	507	—	845	44	7/31/2013	1978
Sonny's Real Pit BBQ	Athens	GA	—	460	1,280	—	1,740	107	6/27/2013	1995
Sonny's Real Pit BBQ	Conyers	GA	—	450	663	—	1,113	55	6/27/2013	1995
Sonny's Real Pit BBQ	Marietta	GA	—	290	1,772	—	2,062	148	6/27/2013	1995
Sovereign Bank	Linden	NJ	—	601	2,329	—	2,930	125	1/8/2014	1945
Sovereign Bank	Kennett Square	PA	—	837	2,412	—	3,249	130	1/8/2014	1963
Spaghetti Warehouse	Marietta	GA	—	800	276	—	1,076	23	6/27/2013	1995
Spaghetti Warehouse	Aurora	IL	—	480	805	—	1,285	67	6/27/2013	1995
Spaghetti Warehouse	Elk Grove Village	IL	—	550	299	—	849	25	6/27/2013	1995
Spaghetti Warehouse	Oklahoma City	OK	—	570	1,193	—	1,763	100	6/27/2013	1995
Spaghetti Warehouse	Tulsa	OK	—	530	1,174	—	1,704	98	6/27/2013	1995
Spaghetti Warehouse	Memphis	TN	—	100	283	—	383	24	6/27/2013	1995
Spaghetti Warehouse	Arlington	TX	—	630	1,400	—	2,030	117	6/27/2013	1995
Spaghetti Warehouse	Dallas	TX	—	810	1,656	—	2,466	138	6/27/2013	1995
Spaghetti Warehouse	Houston	TX	—	980	2,284	—	3,264	191	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Spaghetti Warehouse	Plano	TX	—	540	1,060	—	1,600	89	6/27/2013	1995
Spaghetti Warehouse	San Antonio	TX	—	1,140	1,434	—	2,574	120	6/27/2013	1995
Sports Wings	Sumter	SC	—	73	109	—	182	8	7/31/2013	1988
Sprouts	Centennial	CO	—	1,581	6,394	—	7,975	318	2/7/2014	2009
St. Luke's Urgent Care	Creve Coeur	MO	—	1,644	4,497	—	6,141	231	2/7/2014	2010
Staples	Pensacola	FL	—	1,539	3,354	—	4,893	135	2/7/2014	2010
Staples	Helena	MT	—	1,159	2,452	—	3,611	105	2/7/2014	2012
Staples	Houston	TX	1,815	1,169	3,192	—	4,361	129	2/7/2014	2008
Steak 'n Shake	Tampa	FL	—	951	—	—	951	—	7/31/2013	1999
Stearns Crossing	Bartlett	IL	7,060	4,437	5,970	2	10,409	371	2/7/2014	1999
Stop & Shop	Levittown	PA	13,076	4,716	9,955	—	14,671	559	11/5/2013	1995
Stop & Shop	Cranston	RI	—	4,309	—	—	4,309	—	2/7/2014	2011
Stripes	Portales	NM	—	306	2,595	—	2,901	138	2/7/2014	2010
Stripes	Andrews	TX	—	406	2,302	—	2,708	242	2/15/2013	2008
Stripes	Brady	TX	—	203	3,205	—	3,408	156	2/7/2014	2007
Stripes	Brownsville	TX	—	613	3,195	—	3,808	160	2/7/2014	2007
Stripes	Carrizo Springs	TX	—	496	2,526	—	3,022	138	2/7/2014	2010
Stripes	Corpus Christi	TX	—	681	2,047	—	2,728	104	2/7/2014	2007
Stripes	Corpus Christi	TX	—	1,011	3,125	—	4,136	157	2/7/2014	2007
Stripes	Corpus Christi	TX	—	803	3,109	—	3,912	156	2/7/2014	2007
Stripes	Eagle Pass	TX	—	762	2,453	—	3,215	125	2/7/2014	2009
Stripes	Edinburg	TX	—	1,286	1,546	—	2,832	80	2/7/2014	1999
Stripes	Edinburg	TX	—	488	2,499	—	2,987	135	2/7/2014	2007
Stripes	Edinburg	TX	—	450	2,818	—	3,268	127	2/7/2014	2007
Stripes	Fort Stockton	TX	—	1,237	3,812	—	5,049	224	2/7/2014	2010
Stripes	Haskell	TX	—	143	2,554	—	2,697	135	2/7/2014	2010
Stripes	Houston	TX	—	1,204	2,069	—	3,273	102	2/7/2014	2007
Stripes	La Feria	TX	—	219	1,970	—	2,189	208	2/15/2013	2008

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Stripes	Laredo	TX	—	581	2,367	—	2,948	127	2/7/2014	2010
Stripes	Laredo	TX	—	626	2,338	—	2,964	128	2/7/2014	2010
Stripes	Midland	TX	—	1,098	4,857	—	5,955	242	2/7/2014	2006
Stripes	Mission	TX	—	742	550	—	1,292	26	2/7/2014	1986
Stripes	Mission	TX	—	1,007	3,178	—	4,185	149	2/7/2014	2003
Stripes	Odessa	TX	—	301	2,895	—	3,196	146	2/7/2014	2011
Stripes	Odessa	TX	—	803	3,596	—	4,399	261	2/7/2014	1998
Stripes	Pharr	TX	—	281	2,531	—	2,812	267	2/15/2013	1995
Stripes	Ranchito	TX	—	498	2,671	—	3,169	133	2/7/2014	2010
Stripes	Rio Hondo	TX	—	293	2,640	—	2,933	278	2/15/2013	2008
Stripes	San Angelo	TX	—	772	4,025	—	4,797	201	2/7/2014	1997
Stripes	San Angelo	TX	—	1,006	3,277	—	4,283	164	2/7/2014	2007
Subway	Knoxville	TN	—	160	349	—	509	28	6/27/2013	1995
Sun Trust Bank	Coral Springs	FL	—	654	1,525	—	2,179	140	4/12/2013	1996
Sun Trust Bank	Destin	FL	—	572	1,717	—	2,289	157	4/12/2013	1998
Sun Trust Bank	Dunedin	FL	—	479	1,917	—	2,396	184	3/22/2013	1995
Sun Trust Bank	Dunnellon	FL	—	82	463	—	545	44	3/22/2013	1980
Sun Trust Bank	Hudson	FL	—	448	1,345	—	1,793	129	3/22/2013	1995
Sun Trust Bank	Kissimmee	FL	—	1,167	778	—	1,945	71	4/12/2013	1981
Sun Trust Bank	Lake Wales	FL	—	671	671	—	1,342	64	3/22/2013	1988
Sun Trust Bank	Lakeland	FL	—	598	1,110	—	1,708	102	4/12/2013	1988
Sun Trust Bank	Melbourne	FL	—	464	1,392	—	1,856	127	4/12/2013	1987
Sun Trust Bank	Miami	FL	—	1,393	1,140	—	2,533	104	4/12/2013	1982
Sun Trust Bank	North Port	FL	—	460	1,381	—	1,841	133	3/22/2013	1982
Sun Trust Bank	Orlando	FL	—	805	1,208	—	2,013	111	4/12/2013	1988
Sun Trust Bank	Palm Harbor	FL	—	535	1,249	—	1,784	114	4/12/2013	1994
Sun Trust Bank	Pensacola	FL	—	886	725	—	1,611	66	4/12/2013	1979
Sun Trust Bank	Plant City	FL	—	751	1,753	—	2,504	168	3/22/2013	2000

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Sun Trust Bank	Port Orange	FL	—	590	1,095	—	1,685	105	3/22/2013	1989
Sun Trust Bank	Port Orange	FL	—	563	1,314	—	1,877	126	3/22/2013	1982
Sun Trust Bank	S. Daytona Beach	FL	—	592	1,099	—	1,691	101	4/12/2013	1985
Sun Trust Bank	Tallahassee	FL	—	828	1,933	—	2,761	177	4/12/2013	1991
Sun Trust Bank	West Palm Beach	FL	—	1,026	1,026	—	2,052	98	3/22/2013	1981
Sun Trust Bank	Atlanta	GA	—	1,018	1,527	—	2,545	140	4/12/2013	1965
Sun Trust Bank	Atlanta	GA	—	1,435	478	—	1,913	44	4/12/2013	1970
Sun Trust Bank	Bowdon	GA	—	416	1,247	—	1,663	120	3/22/2013	1900
Sun Trust Bank	Dunwoody	GA	—	1,784	1,460	—	3,244	140	3/22/2013	1972
Sun Trust Bank	Jesup	GA	—	184	1,657	—	1,841	159	3/22/2013	1964
Sun Trust Bank	Roswell	GA	—	1,425	950	—	2,375	87	4/12/2013	1988
Sun Trust Bank	St. Simons Island	GA	—	1,363	734	—	2,097	70	3/22/2013	1975
Sun Trust Bank	Annapolis	MD	—	2,653	2,170	—	4,823	170	7/23/2013	1976
Sun Trust Bank	Ellicott City	MD	—	1,728	931	—	2,659	89	3/22/2013	1975
Sun Trust Bank	Frederick	MD	—	991	991	—	1,982	91	4/26/2013	1880
Sun Trust Bank	Waldorf	MD	—	523	2,962	—	3,485	284	3/22/2013	1964
Sun Trust Bank	Belmont	NC	—	616	924	—	1,540	89	3/22/2013	1970
Sun Trust Bank	Burlington	NC	—	446	545	—	991	50	4/12/2013	1995
Sun Trust Bank	Carrboro	NC	—	512	512	—	1,024	47	4/12/2013	1980
Sun Trust Bank	Concord	NC	—	707	707	—	1,414	65	4/12/2013	1988
Sun Trust Bank	Durham	NC	—	747	1,388	—	2,135	127	4/12/2013	1973
Sun Trust Bank	Greensboro	NC	—	403	748	—	1,151	68	4/12/2013	1962
Sun Trust Bank	Lexington	NC	—	447	831	—	1,278	76	4/12/2013	2001
Sun Trust Bank	Matthews	NC	—	382	382	—	764	37	3/22/2013	1971
Sun Trust Bank	Mocksville	NC	—	978	2,933	—	3,911	282	3/22/2013	2000
Sun Trust Bank	Monroe	NC	—	204	1,837	—	2,041	168	4/12/2013	1920
Sun Trust Bank	Oakboro	NC	—	360	540	—	900	42	7/23/2013	1970
Sun Trust Bank	Raleigh	NC	—	658	658	—	1,316	63	3/22/2013	1977

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Sun Trust Bank	Yadkinville	NC	—	200	371	—	571	34	4/12/2013	1975
Sun Trust Bank	Zebulon	NC	—	515	630	—	1,145	60	3/22/2013	1972
Sun Trust Bank	Anderson	SC	—	574	1,065	—	1,639	102	3/22/2013	1998
Sun Trust Bank	Belton	SC	—	473	578	—	1,051	53	4/12/2013	1967
Sun Trust Bank	Travelers Rest	SC	—	746	746	—	1,492	68	4/12/2013	1995
Sun Trust Bank	Chattanooga	TN	—	223	1,263	—	1,486	121	3/22/2013	1953
Sun Trust Bank	La Vergne	TN	—	171	209	—	380	20	3/22/2013	1985
Sun Trust Bank	Madison	TN	—	286	1,143	—	1,429	110	3/22/2013	1953
Sun Trust Bank	Nashville	TN	—	567	305	—	872	24	7/23/2013	1954
Sun Trust Bank	Nashville	TN	—	1,598	1,308	—	2,906	120	4/12/2013	1992
Sun Trust Bank	Nashville	TN	—	613	613	—	1,226	56	4/12/2013	1970
Sun Trust Bank	Cheriton	VA	—	90	510	—	600	49	3/22/2013	1975
Sun Trust Bank	Lynchburg	VA	—	251	466	—	717	45	3/22/2013	1973
Sun Trust Bank	Norfolk	VA	—	656	437	—	1,093	40	4/12/2013	1990
Sun Trust Bank	Petersburg	VA	—	102	306	—	408	28	4/12/2013	1975
Sun Trust Bank	Richmond	VA	—	277	416	—	693	40	3/22/2013	1959
Sun Trust Bank	Richmond	VA	—	224	2,012	—	2,236	184	4/12/2013	1909
Sun Trust Bank	Rocky Mount	VA	—	265	1,504	—	1,769	131	5/22/2013	1961
Sunbelt Rental	Mabelvale	AR	—	240	894	—	1,134	24	6/4/2014	2006
Sunbelt Rental	Memphis	TN	—	365	929	—	1,294	17	9/26/2014	1995
Sunoco	Merritt Island	FL	—	540	2,162	—	2,702	59	5/19/2014	2009
Sunset Valley Homestead	Sunset Valley	TX	17,441	14,283	28,351	—	42,634	1,253	2/7/2014	2007
Superior Energy Services	Gainesville	TX	—	284	10,475	—	10,759	718	7/24/2014	1982
Sweet Tomato	Coral Springs	FL	—	790	1,625	—	2,415	136	6/27/2013	1995
Synovus Bank	Tampa	FL	—	985	2,298	—	3,283	251	12/31/2012	1959
Sysmex	Lincolnshire	IL	22,500	4,143	36,987	—	41,130	1,577	2/7/2014	2010

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Taco Bell	Albertville	AL	—	419	778	—	1,197	60	7/31/2013	1995
Taco Bell	Anniston	AL	—	80	609	—	689	52	6/27/2013	2000
Taco Bell	Cullman	AL	—	375	1,053	—	1,428	90	6/27/2013	1995
Taco Bell	Daphne	AL	—	180	1,278	—	1,458	103	6/27/2013	1995
Taco Bell	Dora	AL	—	348	813	—	1,161	63	7/31/2013	1995
Taco Bell	Foley	AL	—	360	1,460	—	1,820	118	6/27/2013	1995
Taco Bell	Hartselle	AL	—	378	781	—	1,159	67	6/27/2013	1995
Taco Bell	Jasper	AL	—	445	814	—	1,259	70	6/27/2013	1995
Taco Bell	Mobile	AL	—	160	1,973	—	2,133	159	6/27/2013	1995
Taco Bell	Pensacola	AL	—	140	1,897	—	2,037	153	6/27/2013	1995
Taco Bell	SaraLand	AL	—	150	1,063	—	1,213	86	6/27/2013	1995
Taco Bell	Warrior	AL	—	364	675	—	1,039	52	7/31/2013	1995
Taco Bell	Winfield	AL	—	278	834	—	1,112	64	7/31/2013	1995
Taco Bell	Corona	CA	—	306	1,138	—	1,444	97	6/27/2013	1990
Taco Bell	Fairfield	CA	—	500	1,327	—	1,827	113	6/27/2013	1985
Taco Bell	Fontana	CA	—	524	1,016	—	1,540	87	6/27/2013	1992
Taco Bell	Montclair	CA	—	322	900	—	1,222	77	6/27/2013	1996
Taco Bell	Moreno Valley	CA	—	367	998	—	1,365	85	6/27/2013	1992
Taco Bell	Rancho Cucamonga	CA	—	415	1,210	—	1,625	103	6/27/2013	1992
Taco Bell	Rubidoux	CA	—	415	1,223	—	1,638	104	6/27/2013	1992
Taco Bell	Suisun City	CA	—	355	1,419	—	1,774	109	7/31/2013	1986
Taco Bell	Vacaville	CA	—	522	1,513	—	2,035	129	6/27/2013	1985
Taco Bell	Vacaville	CA	—	1,184	1,375	—	2,559	117	6/27/2013	1994
Taco Bell	Jacksonville	FL	—	440	1,167	—	1,607	94	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	340	1,383	—	1,723	112	6/27/2013	1995
Taco Bell	Augusta	GA	—	220	1,292	—	1,512	104	6/27/2013	1995
Taco Bell	Hephzibah	GA	—	330	930	—	1,260	75	6/27/2013	1995
Taco Bell	Jesup	GA	—	230	715	—	945	58	6/27/2013	1995
Taco Bell	Kennesaw	GA	—	162	601	—	763	51	6/27/2013	1984
Taco Bell	Waycross	GA	—	170	1,115	—	1,285	90	6/27/2013	1995
Taco Bell	Marion	IN	—	496	921	—	1,417	71	7/31/2013	1994
Taco Bell	North Corbin	KY	—	139	1,082	—	1,221	92	6/27/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Taco Bell	Detroit	MI	—	124	704	—	828	54	7/31/2013	1989
Taco Bell	St. Louis	MO	—	190	1,951	—	2,141	132	6/27/2013	1995
Taco Bell	Wentzville	MO	—	410	1,168	—	1,578	94	6/27/2013	1995
Taco Bell	Brunswick	OH	—	400	1,267	—	1,667	102	6/27/2013	1995
Taco Bell	Dayton	OH	—	129	732	—	861	56	7/31/2013	1995
Taco Bell	Hilliard	OH	—	424	787	—	1,211	61	7/31/2013	1991
Taco Bell	Marysville	OH	—	412	618	—	1,030	48	7/31/2013	1992
Taco Bell	Moraine	OH	—	87	148	—	235	15	6/27/2013	1995
Taco Bell	North Olmstead	OH	—	390	904	—	1,294	73	6/27/2013	1995
Taco Bell	Pickerington	OH	—	470	705	—	1,175	54	7/31/2013	1991
Taco Bell	Westerville	OH	—	354	827	—	1,181	64	7/31/2013	1992
Taco Bell	Kingston	TN	—	280	714	—	994	58	6/27/2013	1995
Taco Bell	Dallas	TX	—	400	1,225	—	1,625	99	6/27/2013	1995
Taco Bell / KFC	Texarkana	AR	—	111	630	—	741	49	7/31/2013	1980
Taco Bell / KFC	Dolton	IL	—	167	946	—	1,113	73	7/31/2013	1975
Taco Bell / KFC	Elmhurst	IL	—	242	969	—	1,211	75	7/31/2013	1990
Taco Bell / KFC	Hazel Crest	IL	—	153	1,376	—	1,529	106	7/31/2013	1982
Taco Bell / KFC	Homewood	IL	—	660	1,541	—	2,201	119	7/31/2013	1992
Taco Bell / KFC	Matteson	IL	—	399	2,259	—	2,658	174	7/31/2013	1973
Taco Bell / KFC	Oak Forest	IL	—	185	1,047	—	1,232	81	7/31/2013	1955
Taco Bell / KFC	Westchester	IL	—	238	952	—	1,190	73	7/31/2013	1973
Taco Bell / KFC	Crawfordsville	IN	—	234	934	—	1,168	72	7/31/2013	1991
Taco Bell / KFC	Frankfort	IN	—	99	893	—	992	69	7/31/2013	1985
Taco Bell / KFC	Hartford City	IN	—	99	889	—	988	68	7/31/2013	1978
Taco Bell / KFC	Kokomo	IN	—	199	798	—	997	61	7/31/2013	1993
Taco Bell / KFC	Lafayette	IN	—	304	912	—	1,216	70	7/31/2013	1990
Taco Bell / KFC	Lebanon	IN	—	337	1,348	—	1,685	104	7/31/2013	1983
Taco Bell / KFC	Noblesville	IN	—	363	545	—	908	42	7/31/2013	2005
Taco Bell / KFC	Tipton	IN	—	104	936	—	1,040	72	7/31/2013	1998
Taco Bell / KFC	Minden	LA	—	274	639	—	913	49	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	343	514	—	857	40	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	616	753	—	1,369	58	7/31/2013	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Taco Bell / KFC	Shreveport	LA	—	427	522	—	949	40	7/31/2013	1997
Taco Bell / KFC	Shreveport	LA	—	352	528	—	880	41	7/31/2013	1998
Taco Bell / KFC	Dunkirk	NY	—	800	978	—	1,778	75	7/31/2013	2000
Taco Bell / KFC	Geneva	NY	—	569	695	—	1,264	53	7/31/2013	1999
Taco Bell / KFC	Canonsburg	PA	—	176	1,586	—	1,762	122	7/31/2013	1996
Taco Bell / KFC	Pittsburgh	PA	—	180	269	—	449	17	10/1/2013	1995
Taco Bell / KFC	Mount Pleasant	TX	—	106	952	—	1,058	73	7/31/2013	1992
Taco Bell / KFC	New Boston	TX	—	125	1,127	—	1,252	87	7/31/2013	1995
Taco Bell / KFC	Green Bay	WI	—	470	574	—	1,044	44	7/31/2013	1986
Taco Bell / KFC	Milwaukee	WI	—	533	1,055	—	1,588	90	6/27/2013	1978
Taco Bell / KFC	Benwood	WV	—	123	287	—	410	18	10/1/2013	1995
Taco Bell / Pizza Hut	Dallas	TX	—	420	1,582	—	2,002	128	6/27/2013	1995
Taco Bueno	Hutchinson	KS	—	561	841	—	1,402	65	7/31/2013	2000
Taco Bueno	Belton	MO	—	476	701	—	1,177	60	6/27/2013	2006
Taco Bueno	Springfield	MO	—	753	753	—	1,506	58	7/31/2013	2006
Taco Bueno	Arlington	TX	—	597	895	—	1,492	69	7/31/2013	2000
Taco Bueno	Frisco	TX	—	601	577	—	1,178	49	6/27/2013	2000
Taco Bueno	Lubbock	TX	—	228	561	—	789	48	6/27/2013	2000
Taco Bueno	N. Richland Hills	TX	—	423	567	—	990	48	6/27/2013	2000
Taco Bueno	Waco	TX	—	595	892	—	1,487	69	7/31/2013	1995
Taco Bueno	Waco	TX	—	595	893	—	1,488	69	7/31/2013	2000
Taco Cabana	Austin	TX	—	700	2,105	—	2,805	170	6/27/2013	1995
Taco Cabana	Pasadena	TX	—	420	1,420	—	1,840	115	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	600	1,955	—	2,555	158	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,740	—	2,240	141	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	280	1,695	—	1,975	137	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,766	—	2,266	143	6/27/2013	1995
Taco Cabana	Schertz	TX	—	520	1,408	—	1,928	114	6/27/2013	1995
Talbots	Hingham	MA	23,363	3,009	27,080	—	30,089	2,123	5/24/2013	1980
Talbots	Lakeville	MA	22,509	6,302	25,209	—	31,511	2,499	5/17/2013	1987
TCF Bank	Crystal	MN	—	640	642	—	1,282	50	6/27/2013	1995
TD Bank	Falmouth	ME	19,608	4,057	23,689	—	27,746	2,064	3/18/2013	2002

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Teva Pharmaceuticals	Malvern	PA	—	2,666	40,981	—	43,647	2,199	11/5/2013	1999
Texas Roadhouse	Cedar Rapids	IA	—	430	2,194	—	2,624	183	6/27/2013	1995
Texas Roadhouse	Ammon	ID	—	490	1,206	—	1,696	101	6/27/2013	1995
Texas Roadhouse	Shively	KY	—	540	2,055	—	2,595	172	6/27/2013	1995
Texas Roadhouse	Concord	NC	—	650	2,130	—	2,780	178	6/27/2013	1995
Texas Roadhouse	Gastonia	NC	—	570	1,544	—	2,114	129	6/27/2013	1995
Texas Roadhouse	Hickory	NC	—	580	1,831	—	2,411	153	6/27/2013	1995
Texas Roadhouse	Dickson City	PA	—	640	1,897	—	2,537	159	6/27/2013	1995
Texas Roadhouse	College Station	TX	—	670	2,299	—	2,969	192	6/27/2013	1995
Texas Roadhouse	Grand Prairie	TX	—	780	1,867	—	2,647	156	6/27/2013	1995
Texas Roadhouse	Kenosha	WI	—	1,061	1,835	—	2,896	162	6/27/2013	2001
TGI Fridays	Royal Palm Beach	FL	—	1,530	1,530	—	3,060	133	7/31/2013	2001
TGI Fridays	Ann Arbor	MI	—	547	1,640	—	2,187	142	7/31/2013	1998
TGI Fridays	Kentwood	MI	—	281	2,533	—	2,814	220	7/31/2013	1983
TGI Fridays	Novi	MI	—	1,042	1,042	—	2,084	90	7/31/2013	1994
TGI Fridays	Rochester	MN	—	1,347	1,102	—	2,449	96	7/31/2013	1993
TGI Fridays	Bismarck	ND	—	1,038	1,928	—	2,966	167	7/31/2013	2000
TGI Fridays	Blasdell	NY	—	1,215	1,913	—	3,128	169	6/27/2013	2000
TGI Fridays	Homestead	PA	—	970	3,455	—	4,425	289	6/27/2013	1995
TGI Fridays	Warwick	RI	—	1,228	2,775	—	4,003	245	6/27/2013	1983
The Fresh Market	Winston-Salem	NC	—	196	4,562	—	4,758	190	2/7/2014	2007
The Italian Villa	Grand Island	NY	—	38	101	—	139	9	6/27/2013	1979
The Medicines Co.	Parsippany	NJ	27,700	5,150	50,051	—	55,201	2,027	2/7/2014	2009
The Shoppes at Port Arthur	Port Arthur	TX	8,077	3,331	14,992	—	18,323	656	2/7/2014	2008
The UPS Store	Elizabethtown	KY	—	1,460	10,336	720	12,516	861	9/24/2013	2001
The Vitamin Shoppe	Evergreen Park	IL	—	476	1,427	—	1,903	137	4/19/2013	2012
The Vitamin Shoppe	Ashland	VA	—	2,399	19,663	—	22,062	1,349	11/5/2013	2013
Thorntons Oil	Bloomington	IL	—	1,184	733	—	1,917	43	2/7/2014	1992
Thorntons Oil	Franklin Park	IL	—	1,403	1,882	—	3,285	98	2/7/2014	1989
Thorntons Oil	Joliet	IL	—	953	2,539	—	3,492	132	2/7/2014	2000
Thorntons Oil	Oaklawn	IL	—	1,203	898	—	2,101	51	2/7/2014	1994
Thorntons Oil	Ottawa	IL	—	565	2,003	—	2,568	107	2/7/2014	2006

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Thorntons Oil	Plainfield	IL	—	862	1,338	—	2,200	74	2/7/2014	1995
Thorntons Oil	Roselle	IL	—	661	2,194	—	2,855	110	2/7/2014	1996
Thorntons Oil	South Elgin	IL	—	1,239	1,688	—	2,927	96	2/7/2014	1995
Thorntons Oil	Springfield	IL	—	926	2,514	—	3,440	147	2/7/2014	1994
Thorntons Oil	Summit	IL	—	2,233	109	—	2,342	7	2/7/2014	2000
Thorntons Oil	Waukegan	IL	—	875	1,421	—	2,296	75	2/7/2014	1999
Thorntons Oil	Westmont	IL	—	760	3,069	—	3,829	153	2/7/2014	1997
Thorntons Oil	Clarksville	IN	—	1,319	687	—	2,006	43	2/7/2014	2005
Thorntons Oil	Edinburgh	IN	—	685	1,505	—	2,190	80	2/7/2014	1996
Thorntons Oil	Evansville	IN	—	467	1,479	—	1,946	79	2/7/2014	1987
Thorntons Oil	Evansville	IN	—	602	1,398	—	2,000	75	2/7/2014	1990
Thorntons Oil	Jeffersonville	IN	—	1,233	1,533	—	2,766	87	2/7/2014	1995
Thorntons Oil	Terre Haute	IN	—	732	1,829	—	2,561	100	2/7/2014	1995
Thorntons Oil	Henderson	KY	—	659	3,271	—	3,930	170	2/7/2014	1971
Thorntons Oil	Henderson	KY	—	483	1,778	—	2,261	85	2/7/2014	2007
Thorntons Oil	Louisville	KY	—	637	1,680	—	2,317	79	2/7/2014	1994
Thorntons Oil	Shelbyville	KY	—	299	2,036	—	2,335	102	2/7/2014	1991
Thorntons Oil	Galloway	OH	—	547	1,550	—	2,097	79	2/7/2014	1998
Tiffany & Co.	Parsippany	NJ	—	2,248	81,081	—	83,329	5,564	11/5/2013	1997
Tilted Kilt	Hendersonville	TN	—	310	763	—	1,073	64	6/27/2013	1995
Time Warner Cable	Milwaukee	WI	19,687	3,081	22,512	—	25,593	1,464	11/5/2013	2001
Tire Kingdom	Auburndale	FL	1,205	609	1,571	—	2,180	75	2/7/2014	2010
Tire Kingdom	Dublin	OH	717	373	1,119	—	1,492	176	4/30/2012	2003
Tire Kingdom	Greenville	SC	—	499	1,367	—	1,866	63	3/28/2014	1997
Tire Warehouse	Fitchburg	MA	—	203	704	—	907	61	6/27/2013	1982
Tire Warehouse	Bangor	ME	—	289	1,400	—	1,689	121	6/27/2013	1977
Tires Plus	Duluth	GA	—	777	1,259	—	2,036	65	2/21/2014	2001
TitleMax	Gainesville	GA	—	221	270	—	491	23	7/31/2013	2007
TJ Maxx	Philadelphia	PA	—	9,889	84,953	—	94,842	5,830	11/5/2013	2001
T-Mobile	Nashville	TN	—	1,190	15,847	—	17,037	948	11/5/2013	2002
Tommy Addison's	Edgewood	FL	—	366	447	—	813	39	7/31/2013	2003
Toys R Us	Coral Springs	FL	—	4,264	5,289	—	9,553	233	2/7/2014	2010

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Tractor Supply	Oneonta	AL	—	359	1,438	—	1,797	117	4/18/2013	1983
Tractor Supply	Summerdale	AL	1,210	276	2,470	—	2,746	97	2/7/2014	2010
Tractor Supply	Tuscaloosa	AL	—	746	1,979	—	2,725	77	2/7/2014	2012
Tractor Supply	Little Rock	AR	1,500	930	2,035	—	2,965	79	2/7/2014	2009
Tractor Supply	Auburn	CA	—	1,175	2,901	—	4,076	116	2/7/2014	2012
Tractor Supply	Dixon	CA	2,962	1,619	4,044	—	5,663	164	2/7/2014	2007
Tractor Supply	Jackson	CA	—	1,209	3,640	—	4,849	140	2/7/2014	2012
Tractor Supply	Los Banos	CA	3,469	1,213	3,638	—	4,851	325	2/28/2013	2009
Tractor Supply	Middletown	DE	—	1,487	3,293	—	4,780	124	2/7/2014	2007
Tractor Supply	Mims	FL	—	310	2,787	—	3,097	161	10/10/2013	2012
Tractor Supply	Bainbridge	GA	—	687	2,445	—	3,132	91	2/7/2014	2008
Tractor Supply	Rincon	GA	—	978	2,016	—	2,994	76	2/7/2014	2007
Tractor Supply	Alton	IL	1,403	565	3,062	—	3,627	116	2/7/2014	2008
Tractor Supply	Mishawaka	IN	—	620	2,683	—	3,303	103	2/7/2014	2011
Tractor Supply	Sellersburg	IN	1,433	762	2,146	—	2,908	85	2/7/2014	2010
Tractor Supply	St. John	IN	2,247	1,715	3,397	—	5,112	139	2/7/2014	2007
Tractor Supply	Lawrence	KS	1,377	361	2,637	—	2,998	103	2/7/2014	2010
Tractor Supply	Topeka	KS	1,678	446	1,785	—	2,231	65	5/19/2014	2006
Tractor Supply	Glasgow	KY	—	453	1,812	—	2,265	64	5/19/2014	2005
Tractor Supply	Grayson	KY	—	540	2,709	—	3,249	106	2/7/2014	2011
Tractor Supply	Paducah	KY	—	393	1,574	—	1,967	57	5/19/2014	1995
Tractor Supply	Gray	LA	2,049	550	2,202	—	2,752	249	8/7/2012	2011
Tractor Supply	Belchertown	MA	1,823	1,148	3,179	—	4,327	129	2/7/2014	2009
Tractor Supply	Millbury	MA	—	806	3,094	—	3,900	77	6/26/2014	2013
Tractor Supply	Southwick	MA	2,428	1,601	3,583	—	5,184	144	2/7/2014	2008
Tractor Supply	Augusta	ME	1,423	530	2,756	—	3,286	111	2/7/2014	2009
Tractor Supply	Jonesville	MI	—	267	2,364	—	2,631	93	3/28/2014	2005
Tractor Supply	Negaunee	MI	—	488	1,953	—	2,441	237	6/12/2012	2010

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Tractor Supply	Jefferson City	MO	1,125	490	1,877	—	2,367	73	2/7/2014	2009
Tractor Supply	Nixa	MO	1,346	476	2,040	—	2,516	81	2/7/2014	2009
Tractor Supply	Sedalia	MO	1,090	480	1,782	—	2,262	72	2/7/2014	2010
Tractor Supply	Troy	MO	1,286	730	2,587	—	3,317	99	2/7/2014	2009
Tractor Supply	Union	MO	1,403	589	3,012	—	3,601	112	2/7/2014	2008
Tractor Supply	Franklin	NC	1,480	434	2,629	—	3,063	103	2/7/2014	2009
Tractor Supply	Murphy	NC	1,402	990	2,090	—	3,080	85	2/7/2014	2010
Tractor Supply	Plaistow	NH	—	638	2,552	—	3,190	147	10/10/2013	2012
Tractor Supply	Plymouth	NH	2,074	424	2,430	—	2,854	243	11/29/2012	2011
Tractor Supply	Allentown	NJ	2,710	697	3,949	—	4,646	557	1/27/2012	2008
Tractor Supply	Sicklerville	NJ	—	1,931	4,302	—	6,233	163	2/7/2014	2009
Tractor Supply	Farmington	NM	—	1,091	2,194	—	3,285	87	3/28/2014	2012
Tractor Supply	Roswell	NM	—	947	2,181	—	3,128	86	2/7/2014	2009
Tractor Supply	Silver City	NM	—	716	2,380	—	3,096	94	3/28/2014	2012
Tractor Supply	Macedon	NY	—	168	1,591	—	1,759	56	4/29/2014	1992
Tractor Supply	Hamilton	OH	931	675	1,472	—	2,147	83	2/7/2014	1975
Tractor Supply	Wauseon	OH	1,374	931	2,128	—	3,059	88	2/7/2014	2007
Tractor Supply	Chickasha	OK	—	599	2,056	—	2,655	84	3/28/2014	2014
Tractor Supply	Glenpool	OK	1,180	359	2,447	—	2,806	94	2/7/2014	2009
Tractor Supply	Stillwater	OK	1,205	205	2,715	—	2,920	103	2/7/2014	2009
Tractor Supply	Gibsonia	PA	1,648	1,044	2,778	—	3,822	110	2/7/2014	2009
Tractor Supply	Columbia	SC	—	952	2,222	—	3,174	83	2/7/2014	2011
Tractor Supply	Irmo	SC	—	725	2,171	—	2,896	85	2/7/2014	2009
Tractor Supply	Ballinger	TX	1,248	476	2,477	—	2,953	92	2/7/2014	2010
Tractor Supply	Del Rio	TX	—	927	2,044	—	2,971	78	2/7/2014	2009
Tractor Supply	Edinburg	TX	—	768	3,163	—	3,931	117	2/7/2014	2009
Tractor Supply	Kenedy	TX	1,220	309	2,372	—	2,681	88	2/7/2014	2010
Tractor Supply	Pearsall	TX	1,199	318	2,551	—	2,869	95	2/7/2014	2009

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Tractor Supply	Rio Grande	TX	—	469	1,095	—	1,564	133	6/19/2012	1993
Tractor Supply	Woodstock	VA	—	524	2,098	—	2,622	72	5/19/2014	2004
Trader Joe's	Sarasota	FL	—	1,646	5,416	—	7,062	250	2/7/2014	2012
Trader Joe's	Lexington	KY	—	2,287	3,795	—	6,082	183	2/7/2014	2012
Tumbleweed	Terre Haute	IN	—	434	1,303	—	1,737	113	7/31/2013	1997
Tumbleweed	Louisville	KY	—	468	1,404	—	1,872	122	7/31/2013	2001
Tumbleweed	Mayesville	KY	—	353	823	—	1,176	71	7/31/2013	2000
Tumbleweed	Owensboro	KY	—	355	1,420	—	1,775	123	7/31/2013	1997
Tumbleweed	Bellefontaine	OH	—	234	938	—	1,172	81	7/31/2013	1999
Tumbleweed	Springfield	OH	—	549	1,280	—	1,829	111	7/31/2013	1998
Tumbleweed	Wooster	OH	—	342	799	—	1,141	69	7/31/2013	1997
Tumbleweed	Zanesville	OH	—	639	1,491	—	2,130	129	7/31/2013	1998
Tutor Time	Downingtown	PA	—	205	2,788	—	2,993	127	2/7/2014	1998
Tutor Time	Austin	TX	—	417	1,861	—	2,278	89	2/7/2014	2000
Ulta Salon	Jonesboro	AR	—	742	2,289	—	3,031	95	2/7/2014	2013
Ulta Salon	Fort Gratiot	MI	—	164	2,083	—	2,247	89	2/7/2014	2012
Ulta Salon	Jackson	TN	1,454	547	2,123	—	2,670	90	2/7/2014	2010
United Technologies	Bradenton	FL	10,050	2,692	17,973	—	20,665	670	2/7/2014	2004
University Plaza	Flagstaff	AZ	—	4,727	18,087	—	22,814	1,015	2/7/2014	1982
US Bank	Fayetteville	NC	—	608	1,741	—	2,349	73	2/7/2014	2012
US Bank	Garfield Height	OH	—	165	1,016	—	1,181	59	1/8/2014	1958
USG Corporation	Libertyville	IL	14,807	2,593	10,284	—	12,877	420	2/21/2014	1965
VA Clinic	Oceanside	CA	27,750	9,489	33,812	—	43,301	1,354	2/7/2014	2010
Vacant	Ottawa	IL	1,768	376	—	—	376	—	2/21/2014	1995
Vacant	Greensboro	NC	8,597	1,020	—	—	1,020	—	2/21/2014	1995
Vacant	Richfield	OH	10,065	1,414	—	—	1,414	—	2/21/2014	1995
Vacant	Virginia Beach	VA	959	934	—	—	934	—	2/21/2014	1997
Vanguard Car Rental	College Park	GA	8,625	1,561	6,244	—	7,805	256	5/19/2014	2002

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Velox Insurance	Woodstock	GA	—	155	127	—	282	11	7/31/2013	1988
Verizon Wireless	Statesville	NC	—	207	459	—	666	40	6/27/2013	1993
Volusia Square	Daytona Beach	FL	16,557	4,598	28,511	—	33,109	1,415	2/7/2014	1986
Waffle House	Cocoa	FL	—	150	279	—	429	21	7/31/2013	1986
Waffle House	Roanoke	VA	—	176	327	—	503	25	7/31/2013	1987
Walgreens	Birmingham	AL	1,560	996	3,005	—	4,001	158	2/7/2014	1999
Walgreens	Wetumpka	AL	2,362	547	3,102	—	3,649	535	2/22/2012	2007
Walgreens	Kingman	AZ	2,997	669	5,726	—	6,395	278	2/7/2014	2009
Walgreens	Peoria	AZ	—	837	1,953	—	2,790	220	2/27/2013	1996
Walgreens	Phoenix	AZ	—	1,037	1,927	—	2,964	207	3/26/2013	1999
Walgreens	Tucson	AZ	—	1,234	5,143	—	6,377	249	2/7/2014	2003
Walgreens	Tucson	AZ	2,910	1,406	3,571	—	4,977	177	2/7/2014	2004
Walgreens	Coalinga	CA	2,800	396	3,568	—	3,964	687	10/11/2011	2008
Walgreens	Lancaster	CA	2,719	859	4,246	—	5,105	225	2/7/2014	2009
Walgreens	Boulder	CO	—	898	3,198	—	4,096	154	3/31/2014	2000
Walgreens	Castle Rock	CO	3,953	1,581	3,689	—	5,270	323	7/11/2013	2002
Walgreens	Denver	CO	3,350	—	4,050	—	4,050	354	7/2/2013	2008
Walgreens	Pueblo	CO	—	519	2,971	—	3,490	146	2/7/2014	2003
Walgreens	Orlando	FL	—	1,007	1,869	—	2,876	145	9/30/2013	1996
Walgreens	Acworth	GA	—	1,583	2,940	—	4,523	345	1/25/2013	2012
Walgreens	Decatur	GA	—	1,746	3,337	—	5,083	163	2/7/2014	2001
Walgreens	Grayson	GA	2,720	947	3,748	—	4,695	181	2/7/2014	2004
Walgreens	Union City	GA	—	909	3,841	—	4,750	185	2/7/2014	2005
Walgreens	Warner Robins	GA	—	1,099	3,069	—	4,168	155	2/7/2014	2007
Walgreens	Dubuque	IA	—	638	3,905	—	4,543	187	2/7/2014	2008
Walgreens	Muscatine	IA	—	676	3,243	—	3,919	159	2/7/2014	2001
Walgreens	Twin Falls	ID	2,432	1,156	3,896	—	5,052	197	2/7/2014	2009
Walgreens	Cahokia	IL	1,595	394	1,577	—	1,971	68	5/19/2014	1994

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Walgreens	Chicago	IL	—	1,212	2,829	—	4,041	332	1/30/2013	1999
Walgreens	Chicago	IL	—	1,617	3,003	—	4,620	353	1/30/2013	1995
Walgreens	Chicago	IL	—	952	3,235	—	4,187	155	2/7/2014	2003
Walgreens	Chicago	IL	—	911	4,830	—	5,741	226	2/7/2014	2000
Walgreens	Loves Park	IL	—	943	3,528	—	4,471	169	2/7/2014	2008
Walgreens	Machesney Park	IL	—	822	3,727	—	4,549	183	2/7/2014	2008
Walgreens	Matteson	IL	2,450	416	4,070	—	4,486	187	2/7/2014	2008
Walgreens	South Elgin	IL	2,260	1,710	3,208	—	4,918	160	2/7/2014	2002
Walgreens	St. Charles	IL	2,030	1,472	3,262	—	4,734	156	2/7/2014	2002
Walgreens	Anderson	IN	2,717	807	3,227	—	4,034	476	7/31/2012	2001
Walgreens	Lafayette	IN	2,350	626	4,183	—	4,809	181	2/7/2014	2008
Walgreens	South Bend	IN	3,120	1,240	5,015	—	6,255	251	2/7/2014	2006
Walgreens	Lawrence	KS	1,609	588	2,351	—	2,939	96	5/19/2014	1992
Walgreens	Olathe	KS	—	1,258	3,774	—	5,032	330	7/25/2013	2002
Walgreens	Wichita	KS	—	385	4,286	—	4,671	207	2/7/2014	2000
Walgreens	Frankfort	KY	2,935	911	3,643	—	4,554	628	2/8/2012	2006
Walgreens	Madisonville	KY	—	1,085	2,857	—	3,942	147	2/7/2014	2007
Walgreens	Shereveport	LA	2,638	619	3,509	—	4,128	605	2/22/2012	2003
Walgreens	Framingham	MA	3,046	2,103	4,770	—	6,873	227	2/7/2014	2007
Walgreens	Baltimore	MD	—	1,185	2,764	—	3,949	228	8/6/2013	2000
Walgreens	Brooklyn Park	MD	—	1,416	4,160	—	5,576	197	2/7/2014	2008
Walgreens	Augusta	ME	3,156	1,648	5,146	—	6,794	261	2/7/2014	2007
Walgreens	Clarkston	MI	—	2,768	3,197	—	5,965	158	2/7/2014	2000
Walgreens	Clinton	MI	—	1,463	3,413	—	4,876	435	11/13/2012	2002
Walgreens	Dearborn Heights	MI	—	190	3,605	—	3,795	370	4/1/2013	1998
Walgreens	Eastpointe	MI	—	668	2,672	—	3,340	474	1/19/2012	1998
Walgreens	Lincoln Park	MI	5,494	1,041	5,896	—	6,937	870	7/31/2012	2007
Walgreens	Livonia	MI	—	261	2,350	—	2,611	241	4/1/2013	1998

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Walgreens	Stevensville	MI	3,100	855	3,420	—	4,275	641	11/28/2011	2007
Walgreens	Troy	MI	—	—	1,896	—	1,896	232	12/12/2012	2000
Walgreens	Warren	MI	—	748	2,991	—	3,739	381	11/21/2012	1999
Walgreens	North Mankato	MN	2,530	1,748	3,604	—	5,352	180	2/7/2014	2008
Walgreens	Country Club Hill	MO	—	997	4,204	—	5,201	190	2/7/2014	2009
Walgreens	Independence	MO	—	1,122	3,816	—	4,938	188	2/7/2014	2001
Walgreens	Columbia	MS	3,091	452	4,072	—	4,524	499	12/21/2012	2011
Walgreens	Greenwood	MS	2,423	561	3,181	—	3,742	549	2/22/2012	2007
Walgreens	Jackson	MS	—	983	2,996	—	3,979	164	2/18/2014	1998
Walgreens	Cape Carteret	NC	2,400	919	3,087	—	4,006	151	2/7/2014	2008
Walgreens	Durham	NC	2,871	1,441	3,581	—	5,022	195	2/7/2014	2010
Walgreens	Durham	NC	2,849	2,201	2,923	—	5,124	173	2/7/2014	2008
Walgreens	Fayetteville	NC	—	860	4,263	—	5,123	233	2/7/2014	2009
Walgreens	Laurinburg	NC	—	355	3,577	—	3,932	185	2/26/2014	2013
Walgreens	Leland	NC	2,472	1,226	3,681	—	4,907	185	2/7/2014	2008
Walgreens	Rocky Mount	NC	2,995	1,105	4,046	—	5,151	224	2/7/2014	2009
Walgreens	Wilmington	NC	—	941	4,057	—	4,998	215	2/7/2014	2010
Walgreens	Winterville	NC	3,030	578	5,322	—	5,900	274	2/7/2014	2009
Walgreens	North Platte	NE	—	935	4,292	—	5,227	216	2/7/2014	2009
Walgreens	Omaha	NE	2,580	1,316	4,122	—	5,438	205	2/7/2014	2009
Walgreens	Papillion	NE	—	1,239	3,212	—	4,451	157	2/7/2014	2009
Walgreens	Maplewood	NJ	4,700	1,071	6,071	—	7,142	1,138	11/18/2011	2011
Walgreens	Albuquerque	NM	—	1,173	2,287	—	3,460	114	2/7/2014	1996
Walgreens	Las Vegas	NV	6,566	1,528	6,114	—	7,642	963	5/30/2012	2009
Walgreens	Las Vegas	NV	—	700	2,801	—	3,501	287	4/30/2013	2001
Walgreens	Lockport	NY	—	2,358	2,301	—	4,659	98	4/21/2014	1998
Walgreens	Staten Island	NY	3,081	—	3,984	—	3,984	767	10/5/2011	2007
Walgreens	Watertown	NY	—	2,937	2,664	—	5,601	134	2/7/2014	2006

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Walgreens	Akron	OH	1,683	664	1,548	—	2,212	151	5/31/2013	1994
Walgreens	Bryan	OH	2,842	219	4,154	—	4,373	717	2/22/2012	2007
Walgreens	Cleveland	OH	1,372	472	1,890	—	2,362	69	5/19/2014	1994
Walgreens	Cleveland	OH	2,692	743	4,757	—	5,500	239	2/7/2014	2008
Walgreens	Eaton	OH	3,068	398	3,586	—	3,984	547	6/27/2012	2008
Walgreens	Liberty Township	OH	—	920	4,330	—	5,250	213	2/7/2014	2011
Walgreens	Medina	OH	—	820	4,585	—	5,405	217	2/7/2014	2001
Walgreens	New Albany	OH	—	919	3,424	—	4,343	162	2/7/2014	2006
Walgreens	Xenia	OH	—	537	4,799	—	5,336	235	2/7/2014	2009
Walgreens	Chickasha	OK	—	347	4,200	—	4,547	201	2/7/2014	2007
Walgreens	Edmond	OK	2,240	697	4,288	—	4,985	210	2/7/2014	2000
Walgreens	Stillwater	OK	—	368	4,368	—	4,736	212	2/7/2014	2000
Walgreens	Tahlequah	OK	2,940	647	3,664	—	4,311	431	1/2/2013	2008
Walgreens	Tulsa	OK	—	1,147	2,904	—	4,051	142	2/7/2014	2001
Walgreens	Aibonito Pueblo	PR	5,695	1,855	5,566	—	7,421	598	3/5/2013	2012
Walgreens	Las Piedras	PR	5,293	1,726	5,179	—	6,905	531	4/3/2013	1995
Walgreens	Anderson	SC	2,705	835	3,342	—	4,177	576	2/8/2012	2006
Walgreens	Easley	SC	3,685	1,206	3,617	—	4,823	552	6/27/2012	2007
Walgreens	Fort Mill	SC	2,272	1,300	2,760	—	4,060	151	2/7/2014	2010
Walgreens	Goose Creek	SC	—	1,190	3,827	—	5,017	200	2/7/2014	2009
Walgreens	Greenville	SC	3,991	1,313	3,940	—	5,253	601	6/27/2012	2006
Walgreens	Lancaster	SC	2,980	1,941	3,526	—	5,467	196	2/7/2014	2009
Walgreens	Myrtle Beach	SC	—	—	2,077	—	2,077	379	12/29/2011	2001
Walgreens	N. Charleston	SC	3,380	1,320	3,081	—	4,401	470	6/27/2012	2007
Walgreens	Spearfish	SD	—	1,116	4,158	—	5,274	205	2/7/2014	2008
Walgreens	Bartlett	TN	—	2,358	2,194	—	4,552	106	2/7/2014	2001
Walgreens	Cordova	TN	2,254	1,005	2,345	—	3,350	299	11/9/2012	2002
Walgreens	Memphis	TN	2,418	896	2,687	—	3,583	356	10/2/2012	2003
Walgreens	Anthony	TX	—	644	4,369	—	5,013	202	2/7/2014	2008

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Walgreens	Baytown	TX	2,480	953	4,299	—	5,252	207	2/7/2014	2009
Walgreens	Brownwood	TX	—	868	4,718	—	5,586	227	2/7/2014	2008
Walgreens	Denton	TX	—	1,184	3,726	—	4,910	179	2/7/2014	2009
Walgreens	Houston	TX	1,604	491	1,965	—	2,456	83	5/19/2014	1993
Walgreens	Fredericksburg	VA	—	2,320	3,789	—	6,109	212	2/7/2014	2008
Walgreens	Portsmouth	VA	1,916	730	3,311	—	4,041	224	11/5/2013	1998
Walgreens	Roanoke	VA	—	842	4,051	—	4,893	202	2/7/2014	2009
Walgreens	Appleton	WI	1,880	975	3,047	—	4,022	150	2/7/2014	2008
Walgreens	Appleton	WI	2,736	1,198	4,344	—	5,542	216	2/7/2014	2008
Walgreens	Beloit	WI	2,184	721	3,653	—	4,374	183	2/7/2014	2008
Walgreens	Janesville	WI	—	1,039	5,315	—	6,354	261	2/7/2014	2008
Walgreens	Janesville	WI	2,235	593	4,009	—	4,602	196	2/7/2014	2010
Walgreens	La Crosse	WI	—	1,335	3,800	—	5,135	189	2/7/2014	2009
Walgreens	Bridgeport	WV	—	1,315	3,176	—	4,491	165	2/18/2014	2011
Wal-Mart	Riverside	CA	55,000	14,163	71,926	—	86,089	3,326	2/7/2014	2011
Wal-Mart	Pueblo	CO	8,250	2,586	12,512	—	15,098	627	2/7/2014	1998
Wal-Mart	Douglasville	GA	—	3,559	17,588	—	21,147	818	2/7/2014	1999
Wal-Mart	Valdosta	GA	—	3,909	9,447	—	13,356	453	2/7/2014	1998
Wal-Mart	Cary	NC	—	2,314	5,550	—	7,864	262	2/7/2014	2005
Wal-Mart	Albuquerque	NM	—	10,991	—	—	10,991	—	2/7/2014	2008
Wal-Mart	Las Vegas	NV	—	11,499	—	—	11,499	—	2/7/2014	2002
Wal-Mart	Las Vegas	NV	—	17,038	—	—	17,038	—	2/7/2014	2001
Wal-Mart	Lancaster	SC	—	2,714	11,677	—	14,391	560	2/7/2014	1999
Wal-Mart	Oneida	TN	—	1,803	8,580	—	10,383	401	2/7/2014	1999
WaWa	Gap	PA	—	561	5,054	—	5,615	236	2/7/2014	2004
WaWa	Portsmouth	VA	1,241	1,573	—	—	1,573	—	2/7/2014	2008
Weir Oil and Gas	Williston	ND	—	273	6,232	—	6,505	148	6/25/2014	2012
Wells Fargo	Bristol	PA	—	114	81	—	195	6	1/8/2014	1818
Wells Fargo	Lebanon	PA	—	80	435	—	515	24	1/8/2014	1995

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wells Fargo	Hillsboro	OR	13,500	10,480	19,287	—	29,767	741	2/7/2014	1978
Wendy's	Indianapolis	IN	—	102	227	—	329	15	6/27/2013	1995
Wendy's	Anniston	AL	—	454	591	—	1,045	50	6/27/2013	1976
Wendy's	Auburn	AL	—	718	1,334	—	2,052	103	7/31/2013	2000
Wendy's	Birmingham	AL	—	562	990	—	1,552	85	6/27/2013	2005
Wendy's	Homewood	AL	—	995	—	—	995	—	6/27/2013	1995
Wendy's	Phenix City	AL	—	529	1,178	—	1,707	101	6/27/2013	1999
Wendy's	Arkadelphia	AR	—	225	633	—	858	54	6/27/2013	1990
Wendy's	Batesville	AR	—	155	878	—	1,033	68	7/31/2013	1995
Wendy's	Benton	AR	—	478	1,018	—	1,496	87	6/27/2013	1993
Wendy's	Bentonville	AR	—	648	708	—	1,356	60	6/27/2013	1993
Wendy's	Bryant	AR	—	529	575	—	1,104	49	6/27/2013	1995
Wendy's	Cabot	AR	—	524	707	—	1,231	60	6/27/2013	1991
Wendy's	Conway	AR	—	478	594	—	1,072	51	6/27/2013	1985
Wendy's	Conway	AR	—	482	833	—	1,315	71	6/27/2013	1994
Wendy's	El Dorado	AR	—	413	1,151	—	1,564	98	6/27/2013	1975
Wendy's	Fayetteville	AR	—	408	830	—	1,238	71	6/27/2013	1994
Wendy's	Fayetteville	AR	—	463	463	—	926	36	7/31/2013	1989
Wendy's	Fort Smith	AR	—	195	1,186	—	1,381	101	6/27/2013	1995
Wendy's	Fort Smith	AR	—	63	1,016	—	1,079	87	6/27/2013	1995
Wendy's	Hot Springs	AR	—	593	395	—	988	30	7/31/2013	1974
Wendy's	Little Rock	AR	—	278	878	—	1,156	75	6/27/2013	1976
Wendy's	Little Rock	AR	—	762	258	—	1,020	22	6/27/2013	1977
Wendy's	Little Rock	AR	—	990	623	—	1,613	53	6/27/2013	1982
Wendy's	Little Rock	AR	—	605	463	—	1,068	40	6/27/2013	1987
Wendy's	Little Rock	AR	—	501	501	—	1,002	39	7/31/2013	1983
Wendy's	Little Rock	AR	—	773	773	—	1,546	60	7/31/2013	1994
Wendy's	Little Rock	AR	—	532	650	—	1,182	50	7/31/2013	1978
Wendy's	North Little Rock	AR	—	420	551	—	971	47	6/27/2013	1978

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	Pine Bluff	AR	—	105	433	—	538	37	6/27/2013	1978
Wendy's	Pine Bluff	AR	—	221	1,022	—	1,243	87	6/27/2013	1989
Wendy's	Rogers	AR	—	579	912	—	1,491	78	6/27/2013	1995
Wendy's	Russellville	AR	—	356	638	—	994	54	6/27/2013	1985
Wendy's	Searcy	AR	—	247	905	—	1,152	77	6/27/2013	1978
Wendy's	Springdale	AR	—	323	896	—	1,219	77	6/27/2013	1994
Wendy's	Springdale	AR	—	410	821	—	1,231	70	6/27/2013	1995
Wendy's	Stuttgart	AR	—	67	1,038	—	1,105	89	6/27/2013	2001
Wendy's	Van Buren	AR	—	197	748	—	945	64	6/27/2013	1994
Wendy's	Payson	AZ	—	679	829	—	1,508	64	7/31/2013	1986
Wendy's	Atascadero	CA	—	230	1,009	—	1,239	82	6/27/2013	1995
Wendy's	Camarillo	CA	—	320	2,253	—	2,573	182	6/27/2013	1995
Wendy's	Paso Robles	CA	—	150	1,603	—	1,753	130	6/27/2013	1995
Wendy's	Groton	CT	—	1,099	900	—	1,999	69	7/31/2013	1978
Wendy's	North Haven	CT	—	729	610	—	1,339	52	6/27/2013	1980
Wendy's	Norwich	CT	—	703	937	—	1,640	80	6/27/2013	1980
Wendy's	Orange	CT	—	1,343	1,641	—	2,984	126	7/31/2013	1995
Wendy's	Cocoa	FL	—	249	567	—	816	48	6/27/2013	1979
Wendy's	Indialantic	FL	—	592	614	—	1,206	52	6/27/2013	1985
Wendy's	Lake Wales	FL	—	975	1,462	—	2,437	112	7/31/2013	1999
Wendy's	Lynn Haven	FL	—	446	852	—	1,298	73	6/27/2013	1995
Wendy's	Melbourne	FL	—	550	681	—	1,231	58	6/27/2013	1993
Wendy's	Merritt Island	FL	—	720	589	—	1,309	45	7/31/2013	1990
Wendy's	New Smyrna Beach	FL	—	476	394	—	870	34	6/27/2013	1982
Wendy's	Ormond Beach	FL	—	626	561	—	1,187	48	6/27/2013	1994
Wendy's	Ormond Beach	FL	—	503	503	—	1,006	39	7/31/2013	1984
Wendy's	Panama City	FL	—	461	529	—	990	45	6/27/2013	1984
Wendy's	Panama City	FL	—	445	837	—	1,282	71	6/27/2013	1987
Wendy's	Port Orange	FL	—	695	569	—	1,264	44	7/31/2013	1996

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	South Daytona	FL	—	531	432	—	963	37	6/27/2013	1980
Wendy's	Starke	FL	—	383	419	—	802	36	6/27/2013	1995
Wendy's	Tallahassee	FL	—	952	514	—	1,466	44	6/27/2013	1986
Wendy's	Tallahassee	FL	—	855	505	—	1,360	43	6/27/2013	1986
Wendy's	Titusville	FL	—	528	239	—	767	20	6/27/2013	1978
Wendy's	Titusville	FL	—	415	761	—	1,176	65	6/27/2013	1984
Wendy's	Titusville	FL	—	414	770	—	1,184	59	7/31/2013	1996
Wendy's	Albany	GA	—	414	1,656	—	2,070	127	7/31/2013	1995
Wendy's	Albany	GA	—	383	748	—	1,131	33	3/26/2014	1999
Wendy's	Austell	GA	—	383	506	—	889	43	6/27/2013	1994
Wendy's	Brunswick	GA	—	306	435	—	741	37	6/27/2013	1985
Wendy's	Columbus	GA	—	701	1,787	—	2,488	153	6/27/2013	1999
Wendy's	Columbus	GA	—	743	1,185	—	1,928	101	6/27/2013	1988
Wendy's	Columbus	GA	—	478	2,209	—	2,687	189	6/27/2013	2003
Wendy's	Columbus	GA	—	223	1,380	—	1,603	61	3/26/2014	1982
Wendy's	Douglasville	GA	—	605	776	—	1,381	66	6/27/2013	1993
Wendy's	Eastman	GA	—	258	473	—	731	40	6/27/2013	1996
Wendy's	Fairburn	GA	—	1,076	1,316	—	2,392	101	7/31/2013	2002
Wendy's	Hogansville	GA	—	240	1,359	—	1,599	105	7/31/2013	1985
Wendy's	Lithia Springs	GA	—	668	774	—	1,442	66	6/27/2013	1988
Wendy's	Morrow	GA	—	755	922	—	1,677	71	7/31/2013	1990
Wendy's	Savannah	GA	—	720	720	—	1,440	55	7/31/2013	2001
Wendy's	Sharpsburg	GA	—	649	1,299	—	1,948	111	6/27/2013	2002
Wendy's	Smyrna	GA	—	693	416	—	1,109	36	6/27/2013	1990
Wendy's	Stockbridge	GA	—	480	558	—	1,038	48	6/27/2013	1987
Wendy's	Bourbonnais	IL	—	346	1,039	—	1,385	80	7/31/2013	1993
Wendy's	Joliet	IL	—	642	963	—	1,605	74	7/31/2013	1977
Wendy's	Kankakee	IL	—	250	1,419	—	1,669	109	7/31/2013	2005
Wendy's	Mokena	IL	—	665	997	—	1,662	77	7/31/2013	1992

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	Normal	IL	—	443	991	—	1,434	43	3/26/2014	1985
Wendy's	Anderson	IN	—	872	736	—	1,608	63	6/27/2013	1978
Wendy's	Anderson	IN	—	859	708	—	1,567	60	6/27/2013	1978
Wendy's	Anderson	IN	—	505	757	—	1,262	58	7/31/2013	1995
Wendy's	Anderson	IN	—	584	713	—	1,297	55	7/31/2013	1976
Wendy's	Avon	IN	—	538	407	—	945	29	2/7/2014	1990
Wendy's	Avon	IN	—	638	330	—	968	31	2/7/2014	1999
Wendy's	Carmel	IN	—	736	211	—	947	16	2/7/2014	1980
Wendy's	Carmel	IN	—	915	178	—	1,093	20	2/7/2014	2001
Wendy's	Connersville	IN	—	324	1,298	—	1,622	100	7/31/2013	1989
Wendy's	Fishers	IN	—	855	147	—	1,002	17	2/7/2014	1999
Wendy's	Fishers	IN	—	761	229	—	990	21	2/7/2014	2012
Wendy's	Greenfield	IN	—	429	214	—	643	17	2/7/2014	1980
Wendy's	Indianapolis	IN	—	751	212	—	963	20	2/7/2014	1993
Wendy's	Lebanon	IN	—	1,265	108	—	1,373	15	2/7/2014	1979
Wendy's	Noblesville	IN	—	590	42	—	632	4	2/7/2014	1988
Wendy's	Pendleton	IN	—	448	895	—	1,343	76	6/27/2013	2005
Wendy's	Richmond	IN	—	735	1,716	—	2,451	132	7/31/2013	1989
Wendy's	Richmond	IN	—	661	992	—	1,653	76	7/31/2013	1989
Wendy's	Benton	KY	—	252	926	—	1,178	41	3/26/2014	2001
Wendy's	Louisville	KY	—	834	1,379	—	2,213	118	6/27/2013	2001
Wendy's	Louisville	KY	—	532	1,221	—	1,753	104	6/27/2013	1998
Wendy's	Louisville	KY	—	857	1,421	—	2,278	121	6/27/2013	2000
Wendy's	Mayfield	KY	—	242	779	—	1,021	34	3/26/2014	1986
Wendy's	Baton Rouge	LA	—	316	782	—	1,098	67	6/27/2013	1998
Wendy's	Minden	LA	—	182	936	—	1,118	80	6/27/2013	2001

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	Worcester	MA	—	370	1,288	—	1,658	104	6/27/2013	1995
Wendy's	Baltimore	MD	—	760	802	—	1,562	69	6/27/2013	1995
Wendy's	Baltimore	MD	—	904	1,036	—	1,940	89	6/27/2013	2002
Wendy's	Landover	MD	—	340	267	—	607	23	6/27/2013	1978
Wendy's	Pasadena	MD	—	1,049	1,902	—	2,951	162	6/27/2013	1997
Wendy's	Salisbury	MD	—	370	1,299	—	1,669	105	6/27/2013	1995
Wendy's	Suitland	MD	—	332	275	—	607	23	6/27/2013	1979
Wendy's	Madison Heights	MI	—	198	725	—	923	62	6/27/2013	1998
Wendy's	Picayune	MS	—	437	1,032	—	1,469	45	3/26/2014	1983
Wendy's	Creedmoor	NC	—	533	663	—	1,196	57	6/27/2013	1995
Wendy's	Kinston	NC	—	491	1,159	—	1,650	41	5/1/2014	2004
Wendy's	Bellevue	NE	—	338	484	—	822	41	6/27/2013	1981
Wendy's	Eatontown	NJ	—	651	796	—	1,447	61	7/31/2013	1987
Wendy's	Millville	NJ	—	373	1,169	—	1,542	100	6/27/2013	1994
Wendy's	Henderson	NV	—	933	842	—	1,775	48	2/7/2014	1997
Wendy's	Henderson	NV	—	882	457	—	1,339	26	2/7/2014	1999
Wendy's	Henderson	NV	—	785	508	—	1,293	31	2/7/2014	2000
Wendy's	Las Vegas	NV	—	397	589	—	986	29	2/7/2014	1976
Wendy's	Las Vegas	NV	—	919	562	—	1,481	33	2/7/2014	1976
Wendy's	Las Vegas	NV	—	789	583	—	1,372	29	2/7/2014	1984
Wendy's	Las Vegas	NV	—	724	458	—	1,182	27	2/7/2014	1986
Wendy's	Las Vegas	NV	—	915	724	—	1,639	40	2/7/2014	1991
Wendy's	Las Vegas	NV	—	633	392	—	1,025	20	2/7/2014	1994
Wendy's	Auburn	NY	—	465	1,085	—	1,550	83	7/31/2013	1977
Wendy's	Binghamton	NY	—	293	879	—	1,172	68	7/31/2013	1978
Wendy's	Corning	NY	—	191	1,717	—	1,908	132	7/31/2013	1996
Wendy's	Cortland	NY	—	635	952	—	1,587	73	7/31/2013	1984
Wendy's	Endicott	NY	—	313	1,253	—	1,566	96	7/31/2013	1987
Wendy's	Fulton	NY	—	392	1,181	—	1,573	52	3/26/2014	1980
Wendy's	Horseheads	NY	—	72	1,369	—	1,441	105	7/31/2013	1982
Wendy's	Liverpool	NY	—	530	864	—	1,394	27	3/26/2014	1980
Wendy's	Oswego	NY	—	190	645	—	835	28	3/26/2014	1986

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	Owego	NY	—	101	1,915	—	2,016	147	7/31/2013	1989
Wendy's	Vestal	NY	—	488	878	—	1,366	28	3/26/2014	1995
Wendy's	Belpre	OH	—	297	1,195	—	1,492	52	3/26/2014	2000
Wendy's	Bowling Green	OH	—	502	932	—	1,434	72	7/31/2013	1994
Wendy's	Brookville	OH	—	448	1,072	—	1,520	47	3/26/2014	1984
Wendy's	Buckeye Lake	OH	—	864	877	—	1,741	75	6/27/2013	2000
Wendy's	Centerville	OH	—	615	1,434	—	2,049	110	7/31/2013	1997
Wendy's	Cincinnati	OH	—	939	1,408	—	2,347	108	7/31/2013	1980
Wendy's	Dayton	OH	—	723	1,343	—	2,066	103	7/31/2013	1977
Wendy's	Dayton	OH	—	304	1,264	—	1,568	55	3/26/2014	1974
Wendy's	Dayton	OH	—	288	813	—	1,101	36	3/26/2014	1985
Wendy's	Dayton	OH	—	342	848	—	1,190	37	3/26/2014	1973
Wendy's	Dayton	OH	—	274	1,029	—	1,303	47	3/26/2014	2004
Wendy's	Dayton	OH	—	286	869	—	1,155	38	3/26/2014	1977
Wendy's	Dayton	OH	—	258	838	—	1,096	37	3/26/2014	1985
Wendy's	Eaton	OH	—	207	1,084	—	1,291	32	3/26/2014	1993
Wendy's	Englewood	OH	—	261	924	—	1,185	41	3/26/2014	1976
Wendy's	Fairborn	OH	—	629	1,468	—	2,097	113	7/31/2013	1999
Wendy's	Fairborn	OH	—	604	1,408	—	2,012	108	7/31/2013	1992
Wendy's	Fairborn	OH	—	271	828	—	1,099	36	3/26/2014	1975
Wendy's	Fairfield	OH	—	794	971	—	1,765	75	7/31/2013	1981
Wendy's	Hamilton	OH	—	655	1,848	—	2,503	158	6/27/2013	2001
Wendy's	Hamilton	OH	—	697	1,295	—	1,992	100	7/31/2013	1974
Wendy's	Hamilton	OH	—	908	1,362	—	2,270	105	7/31/2013	2002
Wendy's	Hillsboro	OH	—	291	1,408	—	1,699	120	6/27/2013	1985
Wendy's	Lancaster	OH	—	552	1,025	—	1,577	79	7/31/2013	1984
Wendy's	Miamisburg	OH	—	888	1,086	—	1,974	84	7/31/2013	1995
Wendy's	Middletown	OH	—	755	1,133	—	1,888	87	7/31/2013	1995
Wendy's	Middletown	OH	—	752	920	—	1,672	71	7/31/2013	1995
Wendy's	Middletown	OH	—	494	1,481	—	1,975	114	7/31/2013	1977
Wendy's	Saint Bernard	OH	—	432	1,009	—	1,441	78	7/31/2013	1985
Wendy's	Springboro	OH	—	891	1,336	—	2,227	103	7/31/2013	1982

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	Swanton	OH	—	430	1,233	—	1,663	100	6/27/2013	1995
Wendy's	Sylvania	OH	—	300	799	—	1,099	65	6/27/2013	1995
Wendy's	West Carrollton	OH	—	708	865	—	1,573	67	7/31/2013	1979
Wendy's	West Chester	OH	—	944	772	—	1,716	59	7/31/2013	1982
Wendy's	West Chester	OH	—	616	924	—	1,540	71	7/31/2013	2005
Wendy's	Whitehall	OH	—	716	863	—	1,579	74	6/27/2013	1983
Wendy's	Wintersville	OH	—	621	1,450	—	2,071	112	7/31/2013	1977
Wendy's	Edmond	OK	—	791	697	—	1,488	32	3/27/2014	1979
Wendy's	Enid	OK	—	158	893	—	1,051	69	7/31/2013	2003
Wendy's	Ponca City	OK	—	529	983	—	1,512	76	7/31/2013	1979
Wendy's	The Dalles	OR	—	200	802	—	1,002	62	7/31/2013	1994
Wendy's	Sayre	PA	—	372	1,115	—	1,487	86	7/31/2013	1994
Wendy's	Anderson	SC	—	734	897	—	1,631	69	7/31/2013	1995
Wendy's	Columbia	SC	—	1,368	—	—	1,368	—	6/27/2013	1995
Wendy's	Columbia	SC	—	425	438	—	863	37	6/27/2013	1993
Wendy's	Greenville	SC	—	516	631	—	1,147	49	7/31/2013	1975
Wendy's	N. Myrtle Beach	SC	—	463	861	—	1,324	66	7/31/2013	1983
Wendy's	Spartanburg	SC	—	699	572	—	1,271	44	7/31/2013	1977
Wendy's	Brentwood	TN	—	339	1,356	—	1,695	104	7/31/2013	1982
Wendy's	Crossville	TN	—	190	760	—	950	58	7/31/2013	1978
Wendy's	Knoxville	TN	—	330	1,161	—	1,491	94	6/27/2013	1995
Wendy's	Knoxville	TN	—	330	1,132	—	1,462	91	6/27/2013	1995
Wendy's	Manchester	TN	—	245	1,390	—	1,635	107	7/31/2013	1984
Wendy's	Mcminnville	TN	—	255	1,443	—	1,698	111	7/31/2013	2010
Wendy's	Memphis	TN	—	227	530	—	757	41	7/31/2013	1980
Wendy's	Millington	TN	—	380	1,208	—	1,588	98	6/27/2013	1995
Wendy's	Murfreesboro	TN	—	586	1,088	—	1,674	84	7/31/2013	1983
Wendy's	Nashville	TN	—	592	1,100	—	1,692	85	7/31/2013	1983
Wendy's	Nashville	TN	—	328	1,313	—	1,641	101	7/31/2013	1983
Wendy's	Arlington	TX	—	1,322	1,546	—	2,868	132	6/27/2013	1994
Wendy's	Corpus Christi	TX	—	646	1,199	—	1,845	92	7/31/2013	1987
Wendy's	El Paso	TX	—	630	1,889	—	2,519	145	7/31/2013	1996

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	Kingwood	TX	—	304	1,724	—	2,028	133	7/31/2013	2001
Wendy's	San Antonio	TX	—	268	630	—	898	54	6/27/2013	1985
Wendy's	San Antonio	TX	—	320	320	—	640	27	6/27/2013	1985
Wendy's	San Antonio	TX	—	410	451	—	861	39	6/27/2013	1987
Wendy's	San Antonio	TX	—	707	603	—	1,310	28	2/7/2014	1990
Wendy's	San Antonio	TX	—	633	1,388	—	2,021	60	2/7/2014	1992
Wendy's	San Antonio	TX	—	1,007	546	—	1,553	27	2/7/2014	1995
Wendy's	San Antonio	TX	—	703	45	—	748	4	2/7/2014	2000
Wendy's	San Antonio	TX	—	788	45	—	833	4	2/7/2014	2003
Wendy's	San Marcos	TX	—	714	1,024	—	1,738	47	2/7/2014	2002
Wendy's	Schertz	TX	—	793	109	—	902	6	2/7/2014	1994
Wendy's	Selma	TX	—	841	117	—	958	6	2/7/2014	2003
Wendy's	Springs	TX	—	217	266	—	483	20	7/31/2013	1987
Wendy's	Bluefield	VA	—	450	1,927	—	2,377	156	6/27/2013	1995
Wendy's	Christiansburg	VA	—	416	624	—	1,040	48	7/31/2013	1980
Wendy's	Dublin	VA	—	384	1,402	—	1,786	120	6/27/2013	1993
Wendy's	Emporia	VA	—	631	1,424	—	2,055	122	6/27/2013	1994
Wendy's	Hayes	VA	—	304	859	—	1,163	73	6/27/2013	1992
Wendy's	Hillsville	VA	—	324	973	—	1,297	75	7/31/2013	2001
Wendy's	Lebanon	VA	—	431	1,006	—	1,437	77	7/31/2013	1983
Wendy's	Mechanicsville	VA	—	521	704	—	1,225	60	6/27/2013	1989
Wendy's	Midlothian	VA	—	230	1,300	—	1,530	105	6/27/2013	1995
Wendy's	North Tazewell	VA	—	124	560	—	684	48	6/27/2013	1980
Wendy's	Pounding Mill	VA	—	296	1,404	—	1,700	120	6/27/2013	2004
Wendy's	South Hill	VA	—	313	976	—	1,289	83	6/27/2013	1995
Wendy's	Woodbridge	VA	—	1,193	1,598	—	2,791	137	6/27/2013	1996
Wendy's	Woodbridge	VA	—	521	615	—	1,136	53	6/27/2013	1978
Wendy's	Wytheville	VA	—	598	897	—	1,495	69	7/31/2013	2003
Wendy's	Bellingham	WA	—	502	477	—	979	24	2/7/2014	1994
Wendy's	Bothell	WA	—	687	292	—	979	11	2/7/2014	2004
Wendy's	Burlington	WA	—	425	806	—	1,231	69	6/27/2013	1994
Wendy's	Port Angeles	WA	—	422	503	—	925	42	2/7/2014	1980

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
Wendy's	Redmond	WA	—	969	123	—	1,092	4	2/7/2014	1977
Wendy's	Silverdale	WA	—	808	201	—	1,009	28	2/7/2014	1995
Wendy's	Beloit	WI	—	1,138	931	—	2,069	72	7/31/2013	2002
Wendy's	Fitchburg	WI	—	662	1,230	—	1,892	95	7/31/2013	2003
Wendy's	Germantown	WI	—	419	1,257	—	1,676	97	7/31/2013	1989
Wendy's	Greenfield	WI	—	487	1,137	—	1,624	87	7/31/2013	2001
Wendy's	Janesville	WI	—	647	971	—	1,618	75	7/31/2013	1991
Wendy's	Kenosha	WI	—	322	1,290	—	1,612	99	7/31/2013	1984
Wendy's	Kenosha	WI	—	965	1,447	—	2,412	111	7/31/2013	1986
Wendy's	Madison	WI	—	454	1,362	—	1,816	105	7/31/2013	1998
Wendy's	Milwaukee	WI	—	810	810	—	1,620	62	7/31/2013	1979
Wendy's	Milwaukee	WI	—	338	1,351	—	1,689	104	7/31/2013	1985
Wendy's	Milwaukee	WI	—	436	1,016	—	1,452	78	7/31/2013	1983
Wendy's	New Berlin	WI	—	903	739	—	1,642	57	7/31/2013	1983
Wendy's	Oak Creek	WI	—	577	1,347	—	1,924	104	7/31/2013	1999
Wendy's	Sheboygan	WI	—	676	1,014	—	1,690	78	7/31/2013	1995
Wendy's	West Allis	WI	—	583	1,083	—	1,666	83	7/31/2013	1984
Wendy's	Beaver	WV	—	290	1,156	—	1,446	93	6/27/2013	1995
Wendy's	Bridgeport	WV	—	273	818	—	1,091	63	7/31/2013	1984
Wendy's	Buckhannon	WV	—	157	890	—	1,047	68	7/31/2013	1987
Wendy's	Clarksburg	WV	—	277	1,181	—	1,458	52	3/26/2014	1980
Wendy's	Fairmont	WV	—	224	1,119	—	1,343	96	6/27/2013	1983
Wendy's	Parkersburg	WV	—	295	885	—	1,180	68	7/31/2013	1979
Wendy's	Parkersburg	WV	—	311	1,243	—	1,554	96	7/31/2013	1977
Wendy's	Parkersburg	WV	—	241	964	—	1,205	74	7/31/2013	1996
Wendy's	Ripley	WV	—	273	871	—	1,144	74	6/27/2013	1984
Wendy's	Saint Marys	WV	—	69	1,322	—	1,391	102	7/31/2013	2001
Wendy's	Vienna	WV	—	301	702	—	1,003	54	7/31/2013	1976
West Fork Roadhouse	Youngstown	OH	—	139	232	—	371	20	6/27/2013	1976
West Marine	Anchorage	AK	—	1,220	2,531	—	3,751	106	3/31/2014	1995
West Marine	Fort Lauderdale	FL	—	4,337	9,052	—	13,389	377	2/7/2014	2011
West Marine	Harrison Township	MI	—	452	2,092	—	2,544	121	2/7/2014	2009

				Initial Costs		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1) (2)
Property	City	State	Encumbrances at December 31, 2014	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (4)	Date Acquired	Date of Construction
West Marine	Deltaville	VA	—	425	2,409	—	2,834	333	7/31/2012	2012
Whataburger	Edna	TX	—	290	869	—	1,159	67	7/31/2013	1986
Whataburger	El Campo	TX	—	693	1,013	—	1,706	87	6/27/2013	1986
Whataburger	Ingleside	TX	—	1,106	474	—	1,580	36	7/31/2013	1986
Whataburger	Lubbock	TX	—	432	647	—	1,079	50	7/31/2013	1992
White Transfer & Storage	Clarion	IA	3,141	450	1,458	—	1,908	322	2/21/2014	1997
Whole Foods	Hinsdale	IL	5,709	5,499	7,389	—	12,888	374	2/7/2014	1999
Willbros Group, Inc.	Tulsa	OK	—	2,239	6,375	—	8,614	143	6/25/2014	1982
Williams Fried Chicken	Garland	TX	—	265	137	—	402	12	6/27/2013	1983
Williams Sonoma	Olive Branch	MS	28,350	2,330	44,266	—	46,596	6,413	8/10/2012	2001
Winn-Dixie	Jacksonville	FL	63,240	4,360	82,835	—	87,195	7,009	4/24/2013	2000
Wirtz Beverage	Hartland	WI	5,805	1,927	3,899	—	5,826	184	2/21/2014	2000
Worrior Energy Services	Midland	TX	—	508	816	—	1,324	22	6/25/2014	2012
Zebb's	Amherst	NY	—	150	1,347	—	1,497	117	7/31/2013	1994
Zebb's	New Hartford	NY	—	122	1,095	—	1,217	95	7/31/2013	1970
Zebb's	Orchard Park	NY	—	69	1,320	—	1,389	115	7/31/2013	2000
Zebb's	Rochester	NY	—	126	1,137	—	1,263	99	7/31/2013	1990
Z'Tejas	Austin	TX	—	837	1,797	—	2,634	159	6/27/2013	1998
			$3,689,795	$3,472,298	$12,307,759	$77,450	$15,857,507	$775,050
_______________________________________________

(1)	Intangible lease assets, net of accumulated amortization of $2.2 billion are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2014 was $16.1 billion.

(3)	The accumulated depreciation column excludes $259.1 million of amortization associated with acquired intangible lease assets.

(4)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, five to 15 years for building fixtures and improvements.
The following is a reconciliation of the gross real estate activity for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$6,699,547	$1,684,115	$187,549
Additions:
Acquisitions	11,095,559	5,019,135	1,496,566
Improvements	114,070	—	—
Deductions:
Dispositions	(1,945,186)	—	—
Impairments	(105,367)	(3,703)	—
Reclassified to assets held for sale	(1,116)	—	—
Balance, end of year	$15,857,507	$6,699,547	$1,684,115

The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$205,712	$45,050	$12,062
Additions:
Depreciation expense	628,340	160,662	32,988
Deductions:
Dispositions	(49,377)	—	—
Impairments	(9,625)	—	—
Balance, end of year	$775,050	$205,712	$45,050

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
SCHEDULE IV- MORTGAGE LOANS HELD FOR INVESTMENT
December 31, 2014
(In thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	12/1/2026	P&I	N/A	$2,856	$3,172	$—
CVS Caremark Corporation	Evansville, IN	6.22%	1/1/2033	P&I	N/A	2,850	3,162	—
CVS Caremark Corporation	Greensboro, GA	6.52%	1/1/2030	P&I	N/A	1,092	1,234	—
CVS Caremark Corporation	Shelby Twp., MI	5.98%	1/1/2031	P&I	N/A	2,173	2,362	—
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	5/1/2020	P&I	N/A	1,903	2,142	—
Lowes Companies, Inc.	Framingham, MA	N/A	9/1/2031	(1)	N/A	5,741	1,561	—
Walgreen Co.	Dallas, TX	6.46%	12/1/2029	P&I	N/A	2,747	3,093	—
Walgreen Co.	Nacogdoches, TX	6.8%	9/1/2030	P&I	N/A	2,983	3,420	—
Walgreen Co.	Rosemead, CA	6.26%	12/1/2029	P&I	N/A	4,206	4,678	—
Abbot Laboratories	Waukegan, IL	5.11%	8/1/2015	P&I	N/A	273	273	—
TJX	Philadelphia, PA	5.57%	3/1/2016	P&I	N/A	1,536	1,536	—
						$28,360	$26,633	$—

Corporate Credit Notes
Federal Express Corporation	Bellingham, WA	5.78%	3/1/2015	P&I	N/A	$17	$17	$—
Lowes Companies, Inc.	N. Windham, ME	5.28%	9/1/2015	P&I	N/A	113	113	—
Walgreen Co.	Jefferson City, TN	5.49%	5/1/2015	P&I	N/A	42	43	—
						$172	$173	$—

Total						$28,532	$26,806	$—
_______________________________________________
(1) Zero coupon rate with balloon payment due at maturity.

Carrying Amount of Mortgages
Balance - December 31, 2013	$26,279
Additions during the year:
Acquired in Cole Merger	72,326
Investments in mortgage notes	2,952
Deductions during the year:
Principal payments received on loan investments	(74,109)
Amortization of unearned discounts and premiums	(642)
Balance - December 31, 2014	$26,806