Form 10-K/A
period 2014-12-31
American Realty Capital Properties, Inc.; ARC Properties Operating Partnership, L.P.
filed 2015-04-30
CIK 1507385, 1528059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35263 and 333-197780

AMERICAN REALTY CAPITAL PROPERTIES, INC.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Maryland (American Realty Capital Properties, Inc.)	45-2482685
Delaware (ARC Properties Operating Partnership, L.P.)	45-1255683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 1100, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

(800) 606-3610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share (American Realty Capital Properties, Inc.)	NASDAQ Stock Market
Series F Preferred Stock, $0.01 par value per share (American Realty Capital Properties, Inc.)	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. American Realty Capital Properties, Inc.    Yes  ☐    No  ☒    ARC Properties Operating Partnership, L.P.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. American Realty Capital Properties, Inc.    Yes  ☐    No  ☒    ARC Properties Operating Partnership, L.P.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. American Realty Capital Properties, Inc.    Yes  ☒    No  ☐ ARC Properties Operating Partnership, L.P.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). American Realty Capital Properties, Inc.    Yes  ☒    No  ☐    ARC Properties Operating Partnership, L.P.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

American Realty Capital Properties, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

ARC Properties Operating Partnership, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). American Realty Capital Properties, Inc.    Yes  ☐    No  ☒    ARC Properties Operating Partnership, L.P.    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of voting and non-voting common stock held by non-affiliates of American Realty Capital Properties, Inc. was $11.3 billion based on the closing sale price of $12.53 as reported on the NASDAQ Global Select Market on June 30, 2014. As of April 24, 2015, there were 905,238,956 shares of common stock outstanding. There is no public trading market for the units of limited partner interests of ARC Properties Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of ARC Properties Operating Partnership, L.P. cannot be determined.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

For the fiscal year ended December 31, 2014

Explanatory Note

American Realty Capital Properties, Inc. (“ARCP”) and ARC Properties Operating Partnership, L.P. (the “Operating Partnership”) are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to their Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2015 (the “Original Filing”) to include in the Original Filing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. As used herein, the terms the “Company”, “we,” “our” and “us” refer to ARCP, together with our consolidated subsidiaries, including the Operating Partnership.

Except as set forth in Part III and the exhibit index contained in Part IV below, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Form 10-K/A does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The table set forth below lists the names and ages of each of the directors and officers as of the date of this Form 10-K/A and the position and office that each currently holds with the Company:

Name	Age	Positions
Glenn J. Rufrano	65	Chief Executive Officer and Director
Michael J. Sodo	37	Executive Vice President, Chief Financial Officer and Treasurer
Richard A. Silfen	52	Executive Vice President, General Counsel and Secretary
Gavin B. Brandon	39	Senior Vice President and Chief Accounting Officer
Paul H. McDowell	55	President, Office & Industrial Group
Thomas W. Roberts	56	Executive Vice President, Real Estate
Michael T. Ezzell	40	Executive Vice President, Private Capital Markets
Thomas A. Andruskevich	64	Independent Director
Bruce D. Frank	61	Independent Director
Hugh R. Frater	59	Non-Executive Chairman of the Board of Directors (Independent Director)
Julie G. Richardson	52	Independent Director
William G. Stanley	59	Independent Director

Glenn J. Rufrano became the Company’s Chief Executive Officer and a director on April 1, 2015. Mr. Rufrano has served and continues to serve as a director of Ventas, Inc., a publicly traded senior housing and healthcare REIT, since June 2010 and of O’Connor Capital Partners, a privately-owned, independent real estate investment, development and management firm, since October 2013. He served as Chairman and Chief Executive Officer of O’Connor Capital Partners from November 2013 through March 2015. He also served as a director for Columbia Property Trust, Inc., a publicly traded commercial real estate REIT, from January 2015 until March 2015. Previously, Mr. Rufrano was President and Chief Executive Officer of Cushman & Wakefield, Inc., a privately-held commercial property and real estate services company, and a member of its Board of Directors from March 2010 to June 2013. From January 2008 through February 2010, he served as Chief Executive Officer of Centro Properties Group, an Australian-based shopping center company. From April 2007 through January 2008, Mr. Rufrano served as Chief Executive Officer of Centro Properties Group U.S., until its acquisition by Centro Properties Group in April 2007. He served as Chief Executive Officer and a director of New Plan Excel Realty Trust, a commercial retail REIT, from 2000 to 2007, and he was a co-founder of O’Connor Capital Partners. He presently serves on the Board of New York University’s Real Estate Institute.

Michael J. Sodo has served as the Company’s Executive Vice President, Chief Financial Officer and Treasurer since October 29, 2014. Mr. Sodo joined the Company in August 2014, as our Senior Vice President, Director of Financial Reporting and Treasury. Until July 2014, Mr. Sodo worked at Capital Automotive, a real estate investment trust, where he served since 2003 in a number of roles of increasing seniority, including most recently as Senior Vice President, Director of Financial Reporting and Treasurer. Prior to joining Capital Automotive, Mr. Sodo worked as an auditor for KPMG LLP. Mr. Sodo is a Certified Public Accountant and has a Bachelor Degree in Business Administration from the College of William & Mary.

Richard A. Silfen has served as the Company’s Executive Vice President and General Counsel since March 2014 and as its Secretary since November 2014. He has more than 25 years of experience in corporate and securities law. Prior to joining the Company, Mr. Silfen led the capital markets group of Philadelphia-based law firm Duane Morris, LLP where he practiced corporate law with concentrations in securities and mergers and acquisitions from January 2007 until March 2014. Throughout his career, Mr. Silfen has advised publicly traded companies in connection with public and private debt and equity securities offerings. He has also advised a broad variety of companies, including a number of real estate investment trusts, in complex mergers and acquisition transactions as well as capital markets transactions. Mr. Silfen is a graduate of Baylor University and the University of Alabama School of Law.

Gavin B. Brandon has served as the Company’s Chief Accounting Officer since October 28, 2014. He joined the Company after the Company’s merger (the “Cole Merger”) with Cole Real Estate Investments, Inc. (“Cole”), and most recently served as the Company’s Chief Financial Officer and Treasurer, Managed Office and Industrial REITs, Private Capital Markets. Prior to joining the Company, Mr. Brandon worked as the Principal Accounting Officer of Cole Corporate Income Trust, Inc. and Cole Corporate Income Advisors, LLC. Prior to joining Cole in August 2011, Mr. Brandon worked for nine years with Deloitte & Touche LLP, most recently as a senior manager. Mr. Brandon is a Certified Public Accountant and has Bachelor Degrees in Accounting and Spanish from Weber State University.

Paul H. McDowell has served as the Company’s President, Office & Industrial Group since January 2014, shortly after the Company acquired CapLease, Inc. (“CapLease”) in 2013. Prior to joining ARCP, Mr. McDowell was a founder of CapLease, a publicly traded net-lease REIT, where he served as CEO from 2001 to 2014 and as Senior Vice President, General Counsel and Secretary from 1994 until 2001. Mr. McDowell served on the CapLease Board of Directors from 2003 to 2014 and was elected Chairman of the Board in December 2007. He served on the Board of Directors of CapLease’s predecessor from 2001 until 2004. From 1991 until 1994, Mr. McDowell was corporate counsel for Sumitomo Corporation of America, the principal U.S. subsidiary of one of the world’s largest integrated trading companies. As corporate counsel, he advised on a wide range of domestic and international corporate legal matters, including acquisitions, complex financing transactions, power plant development, shipping, litigation management and real estate. From 1987 to 1990, Paul was an associate in the corporate department at the Boston law firm of Nutter, McClennen & Fish. He received a JD with honors from Boston University School of Law in 1987, and received a BA from Tulane University in 1982. Paul is active in educational, philanthropic and community organizations including Tulane University and the Gnu Foundation.

Thomas W. Roberts has served as the Company’s Executive Vice President, Real Estate since the Company’s merger with Cole in February 2014. Mr. Roberts is Chairman of the Company’s Investment Committee and oversees all real estate acquisitions, joint ventures, build-to-suit transactions and dispositions for the Company. He served as Executive Vice President-Head of Real Estate Investments for Cole prior to the Cole Merger. During his tenure at Cole, he was responsible for the acquisition of over $15 billion of office, industrial and retail properties. Mr. Roberts is a 30-year veteran of the real estate industry. Prior to joining Cole, Mr. Roberts served as President and Chief Executive Officer of Opus West Corporation (“Opus”), a Phoenix-based real estate developer, from March 1993 until May 2009. During his career at Opus, he was responsible for the design, construction and development of more than 50 million square feet of commercial real estate valued in excess of $8 billion. From 1986 until 1990, Mr. Roberts worked as Vice President, Real Estate Development for the Koll Company. In July 2009, Opus filed for Chapter 11 bankruptcy protection. Mr. Roberts earned a Bachelor of Science degree in Finance with a specialization in real estate from Arizona State University. Mr. Roberts has been active in many professional and community organizations including the Greater Phoenix Economic Council, International Council of Shopping Centers, National Association of Industrial and Office and Properties, Young Presidents Organization, Urban Land Institute, Phoenix Boys and Girls Club, and Xavier College Preparatory Board of Trustees.

Michael T. Ezzell has served as Executive Vice President, Private Capital Markets at Cole Capital, our private capital management business, since March 2014. In his current role, Mr. Ezzell provides strategic direction and oversees all aspects of the management of Cole Capital, including product development, external and internal sales, marketing, broker-dealer relations, due diligence and securities operations. Mr. Ezzell has served as Chairman of the Board, Chief Executive Officer and President of Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Credit Property Trust V, Inc. and Cole Office & Industrial REIT (CCIT II), Inc. since December 2014. Mr. Ezzell served as Senior Vice President, Product and Business Development at Cole Capital from January 2010 until March 2014. Prior to joining Cole Capital and its affiliates in January 2010, Mr. Ezzell was employed by AIG Advisor Group from November 2004 until January 2010, most recently as Director of Investment Research. Mr. Ezzell was actively involved in the due diligence and research of all packaged investment products and programs for AIG Advisor Group’s four independent broker-dealers with a network of approximately 6,000 independent financial advisors. Mr. Ezzell also served with J.P. Carey Asset Management from 1998 until 2004, most recently as Vice President. Mr. Ezzell received a B.A. degree with a double major in Economics and Political Science from Stetson University. He holds FINRA Series 7, 24 and 63 licenses.

Thomas A. Andruskevich has been an independent director of ARCP since February 7, 2014. He became a member of the Board’s Audit Committee on April 1, 2015, Chairman of the Nominating and Corporate Governance Committee on December 31, 2014, and Chairman of the Compensation Committee on November 20, 2014. Previously, he served as an independent director of Cole from April 2013 until the closing of the Cole Merger and of Cole’s predecessor, Cole Credit Property Trust III, Inc., from October 2008 until April 2013. Mr. Andruskevich served as a member of Cole’s and its predecessor’s Audit Committee from May 2012 until the closing of the Cole Merger and as Chairman of Cole’s Compensation Committee and as a member of Cole’s Corporate Governance and Nominating Committee from June 2013 until the closing of the Cole Merger. Currently, he is the Chairman and Chief Executive Officer of TAA Consulting, LLC and an Operating Partner for Jewelry and Timepieces at Marvin Traub Associates. Mr. Andruskevich served as Non-Executive Vice-Chairman of Birks & Mayors, Inc., a luxury jewelry retailer, formerly Henry Birks & Sons, and Non-Executive Chairman of Mayors Jewelers, Inc. from April 2012 until July 2013 and was the President and Chief Executive Officer of Birks & Mayors, Inc. from June 1996 until March 2012. From 1994 to 1996, Mr. Andruskevich was President and Chief Executive Officer of the clothing retailer, Mondi of America, which followed a distinguished career at Tiffany & Co., a retailer of fine jewelry and luxury goods (“Tiffany”), from 1982 to 1994. At Tiffany, he served as Senior Vice President and Chief Financial Officer, engineered a leveraged buyout of Tiffany from Avon Products Inc., led the Company’s IPO and was appointed Executive Vice President of International and Trade in 1992. Mr. Andruskevich serves on the board of directors of Robbins Bros. Jewelry Acquisition Holdings, LLC. He has served as a member of the boards of directors of Birks & Mayors, Inc., Mayors Jewelers, Inc. and Jewelers of America from 2009 to 2012. Mr. Andruskevich earned a B.S. in Business and Economics from Lehigh University and is a former Certified Public Accountant. We believe that Mr. Andruskevich’s prior service on the Board of Cole, his prior service as chief executive officer and chief financial officer at the public companies listed above, his extensive retail industry experience and accounting background make him well qualified to serve on our Board of Directors.

Bruce D. Frank has served as an independent director of the Company and member of the Board’s Audit Committee since July 2014 and became the Chairman of the Audit Committee on December 31, 2014. He also serves on both the Board’s Compensation Committee and the Nominating and Corporate Governance Committee beginning November 20, 2014. He has more than 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally, on a wide range of real estate holding types. Mr. Frank served at Ernst & Young LLP from 1997 to 2014 and most recently worked as a Senior Partner within the assurance line of Ernst & Young’s real estate practice. Prior to Ernst & Young, Mr. Frank was at KPMG LLP for 17 years. Mr. Frank also serves on the Board of ACRE Realty Investors, Inc., a public commercial real estate REIT. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. He serves on the Real Estate Advisory Board of the New York University Schack Institute of Real Estate and is an active member of the National Association of Real Estate Investment Trusts. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. We believe that Mr. Frank’s investment management and real estate finance experience and strong accounting background make him well qualified to serve on our Board of Directors.

Hugh R. Frater has served as Non-Executive Chairman and as an independent director of the Company’s Board of Directors since April 1, 2015. Mr. Frater serves on the Board’s Audit Committee and the Nominating and Corporate Governance Committee. Since April 2014, he has served as Chairman of Berkadia, an industry-leading commercial real estate company that is owned 50% by Berkshire Hathaway and 50% by Leucadia National Corporation, providing comprehensive capital solutions and investment sales advisory and research services for multifamily and commercial properties. Mr. Frater formerly served as Berkadia’s Chief Executive Officer from August 2010 until April 2014. From November 2007 until June 2010, Mr. Frater was the Chief Operating Officer at Good Energies, Inc. and from February 2004 until May 2007, Mr. Frater was Executive Vice President at PNC Financial Services, where he led the real estate division. He was also a Founding Partner and Managing Director, from August 1988 until February 2004, of BlackRock, Inc., the largest global investment manager, where he also led the real estate practice. Mr. Frater is active in industry affairs, serving on the Board of Directors of the Mortgage Bankers Association (“MBA”) since January 2014, as Vice Chair of the MBA GSE Multifamily Task Force and Chair of the MBA Affordable Rental Task Force, as well as a member of the MBA Audit Committee. He has also served on the Real Estate Advisory Board at the Columbia University Graduate School of Business since 2004. He has an MBA degree from the Columbia Business School where he also serves as a member of the Board of Overseers and has a Bachelor’s Degree from Dartmouth College. We believe that Mr. Frater’s long-standing real estate and policy and government relations experience, in addition to his finance and business operations background, make him well qualified to serve on our Board of Directors.

Julie G. Richardson has served as an independent director of the Company since April 1, 2015 and serves on the Board’s Compensation Committee and the Nominating and Corporate Governance Committee. She was most recently a Senior Advisor from November 2012 to October 2014 to Providence Equity Partners, a global asset management firm with over $40 billion in assets. From April 2003 to November 2012, she was a Partner and Managing Director at Providence Equity, and oversaw the firm’s New York office. While at Providence Equity, her responsibilities included leading the initiation and execution of deals, and optimizing operating results and strategic positioning of portfolio companies throughout Providence Equity’s ownership period. Prior to Providence Equity, Ms. Richardson served as Global Head of JP Morgan’s Telecom, Media and Technology Group, and was previously a Managing Director in Merrill Lynch’s investment banking group. Ms. Richardson has served on the Board of The Hartford Financial Group, an insurance and financial services company, since January 2014. She is a graduate of the University of Wisconsin-Madison. We believe that Ms. Richardson’s risk management skills and investment management and financial services experience make her well qualified to serve on our Board of Directors.

William G. Stanley has served as a director of the Company since January 2014 and serves on the Board’s Nominating and Corporate Governance Committee. He also served as the Company’s Interim Chief Executive Officer from December 15, 2014 until March 31, 2015. Mr. Stanley is the Founder and Managing Member of Stanley-Laman Securities, LLC (“SLS”), a FINRA member broker-dealer, since 2003, and the Founder and President of The Stanley-Laman Group, Ltd. (“SLG”), a registered investment advisor for high net worth clients since 1991. SLG has built a multi-member staff that critically and extensively studies the research of the world’s leading economists and technical analysts to support its tactical approach to portfolio management. SLG was an early adopter of the fee-only Registered Investment Advisor Model. Over their history, SLG and SLS have assembled an array of intellectual property in the investment, estate, tax and business planning arena. From 1997 through 1991, Mr. Stanley was a registered representative with Capital Analysts, Inc., a national wealth advisory firm, serving on the Advisory and Leadership Board for eight years. He was a Regional Field Auditor with General Electric Credit Corporation from 1976 until 1979. Mr. Stanley has earned designations as a Chartered Financial Consultant and Chartered Life Underwriter, and received his Master of Science in Financial Services from the American College in 1997. Mr. Stanley holds FINRA Series 7, 63 and 24 licenses. We believe that Mr. Stanley’s extensive capital markets, business operations and financial services backgrounds make Mr. Stanley well qualified to serve on our Board of Directors.

Audit Committee

The Board of Directors has a standing Audit Committee, established in accordance with the requirements of the SEC and NASDAQ. The Board of Directors has adopted a charter for the Audit Committee, which is available in the “Governance Documents” section of the Company’s website at www.arcpreit.com and may also be obtained free of charge by writing to Investor Relations, American Realty Capital Properties, Inc., 2325 E. Camelback Road, Suite 1100, Phoenix, Arizona 85016. The current members of the Audit Committee are Bruce D. Frank (Chairman), Thomas A. Andruskevich and Hugh R. Frater. The Board of Directors has determined that Mr. Frank is qualified as an audit committee financial expert within the meaning of the SEC regulations and that he is independent under the NASDAQ listing standards.

Code of Business Conduct and Ethics

The Company has adopted a written Code of Business Conduct and Ethics for all of the officers, employees and directors of the Company and its subsidiaries. The Code of Business Conduct and Ethics is available in the “Governance Documents” section of the Company’s website at www.arcpreit.com. The Company intends to satisfy the disclosure requirement regarding any amendment to or waiver of a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, by posting such information on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2014, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis, other than in relation to seven transactions, of which one was reported on a Form 4 filing for Bruce D. Frank, one was reported on a Form 3 filing for Thomas A. Andruskevich, one was reported on a Form 4 for William G. Stanley and four should have been reported on the departure Form 4 filings for each of Nicholas S. Schorsch, David S. Kay, Brian S. Block and Lisa E. Beeson.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview of 2014

Audit Committee Investigation and Significant Organizational Changes

Fiscal year 2014 was a year of challenge for American Realty Capital Properties, Inc. On January 3, 2014, the Company acquired American Realty Capital Trust IV, Inc.; on January 8, 2014, the Company terminated its management agreement with ARC Properties Advisors, LLC (the “Former Manager”), completed its transition to self-management and closed its acquisition from affiliates of funds managed by Fortress Investment Group LLC (“Fortress”) of the remaining 79 properties in the previously-announced 120-property portfolio acquisition from Fortress; on February 7, 2014, the Company acquired Cole Real Estate Investments, Inc. (“Cole”); in the first half of 2014, the Company completed the previously-announced 33-property portfolio acquisition from Inland American Real Estate Trust, Inc. (excluding one property it determined not to purchase); on July 30, 2014, the Company closed the final portion of its acquisition of over 500 Red Lobster restaurants and related properties; and on October 17, 2014, the Company closed the sale of 71 properties (including 64 multi-tenant shopping centers) to a joint venture between Blackstone Real Estate Partners VII L.P. and DDR Corp. These transactions, along with other acquisitions, increased the Company’s property portfolio from approximately 1,300 at December 31, 2013 to over 4,600 properties at December 31, 2014, added a new private capital management business segment and increased the number of employees from 12 at December 31, 2013 to approximately 400 employees in multiple locations at December 31, 2014.

In September 2014, the Audit Committee of the Company’s Board of Directors (the “Board of Directors”) commenced an independent investigation into certain concerns regarding accounting practices and other matters that had been reported to it (the “Audit Committee Investigation”). On October 29, 2014, the Company filed a Current Report on Form 8-K reporting that the Audit Committee had concluded that the previously-issued financial statements and other financial information contained in its 2013 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the first two quarters of 2014, as well as the Company’s earnings releases and other financial communications for these periods, should no longer be relied upon. Information concerning the findings of the Audit Committee Investigation with respect to certain executive compensation matters is presented below. For additional information concerning the findings of the Audit Committee Investigation, see the Explanatory Note at the beginning of any of the following reports, each filed on March 2, 2015: Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 or the Company’s Quarterly Report on Form 10-Q/A for the fiscal period ended March 31, 2014 or June 30, 2014. The Company completed its restatement on March 2, 2015 and became current in its reporting obligations on March 30, 2015.

During the fourth quarter of 2014, the Company underwent a change in senior leadership as a result of the resignations of the Company’s Executive Chairman of the Board, Chief Executive Officer and director, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. On October 29, 2014, the Board of Directors appointed Michael J. Sodo as Chief Financial Officer, and on October 28, 2014, Gavin B. Brandon as Chief Accounting Officer. On December 15, 2014, William G. Stanley, who had been serving as the Company’s Lead Independent Director, became Interim Chief Executive Officer pending completion of the Board of Directors’ search, with the assistance of an independent search firm, for a new permanent Chief Executive Officer. On March 10, 2015, the Company announced that the Board of Directors had appointed Glenn J. Rufrano to serve as the Company’s new Chief Executive Officer and a director, effective April 1, 2015.

Named Executive Officers for 2014

In this Compensation Discussion and Analysis, we describe our 2014 compensation practices, programs and decisions for executives who served as our Named Executive Officers (“NEOs”) during the year. In many cases, the compensation policies and programs discussed in this CD&A reflect compensation opportunities that were terminated due to the resignation of the executive officer in question, or reflect partial year or interim pay arrangements for executive officers who served in their role for less than a full year.

For 2014, our NEOs and their related service periods were:

Former Executives

•	Nicholas S. Schorsch, former Executive Chairman and Chief Executive Officer from January 8, 2014, the date upon which the Company completed its transition to self-management, until October 1, 2014, when Mr. Schorsch stepped down as Chief Executive Officer. Executive Chairman from January 8, 2014 until his resignation on December 12, 2014.

•	Brian S. Block, former Chief Financial Officer, Treasurer and Secretary from January 8, 2014 until his resignation on October 28, 2014.

•	David S. Kay, former President from January 8, 2014 until October 1, 2014, when he succeeded Mr. Schorsch as Chief Executive Officer. Resigned on December 15, 2014.

•	Lisa E. Beeson, former Chief Operating Officer from January 8, 2014 until October 1, 2014, when she succeeded Mr. Kay as President, until her resignation from both positions on December 15, 2014.

Messrs. Schorsch and Block were affiliates of the Former Manager.

Interim Executive

•	William G. Stanley, Interim Chief Executive Officer from December 15, 2014 until March 31, 2015, succeeded by Mr. Rufrano. Mr. Stanley has resumed serving as an independent director.

Continuing Executives

•	Michael J. Sodo, appointed as the Company’s Chief Financial Officer on October 29, 2014 following the resignation of Mr. Block. Previously served as the Senior Vice President, Director of Financial Reporting and Treasury from the commencement of his employment on August 5, 2014 until his October 29, 2014 promotion.

•	Paul H. McDowell, President of the Office and Industrial Group, who joined the Company in January 2014 following the Company’s acquisition of CapLease.

•	Thomas W. Roberts, Executive Vice President, Real Estate, who joined the Company on February 7, 2014 from Cole.

•	Michael T. Ezzell, Executive Vice President, Private Capital Markets, who joined the Company on February 7, 2014 from Cole.

Effects of Termination - Former Executives

As a result of the resignations of Messrs. Schorsch, Block and Kay and Ms. Beeson, the Company recovered approximately 3 million shares of stock under previously granted equity incentive awards. In addition, 12.7 million long-term incentive plan (“LTIP”) units outstanding under the Company’s 2014 Multi-Year Outperformance Plan (the “OPP”) were relinquished. There are no further awards outstanding under the OPP and the OPP has been terminated. Further, upon the departures of each of those executive officers, no cash severance or bonus payments were made. In the table immediately below, under the column “Net 2014 Compensation Received”, and in the table adjacent to the “Summary Compensation Table” below, information is presented regarding the net total 2014 compensation actually received by the former executives for the periods presented in comparison to the total 2014 compensation initially awarded to such individuals.

For each of the individual former executives in question, the prior compensation entitlements, the effects of their termination of employment and net compensation retained were as follows:

Nicholas S. Schorsch, former Executive Chairman and Chief Executive Officer

Initial 2014 Compensation Entitlements	Treatment upon Termination	Net 2014 Compensation Received
• $1,100,000 base salary • 350% target annual cash bonus • 450% target annual equity bonus • 42.5% OPP participation percentage • 2,000,000 share Retention Award vesting over nine years

•      Forfeited all rights to severance payments provided under employment agreement

•      Relinquished all of his equity awards and LTIP units other than 1.0 million restricted shares, which were accelerated effective December 12, 2014. The accelerated shares, however, are subject to clawback by the Company if in any proceeding in which he is a party, after all appeals, he is found to have breached his fiduciary duty of loyalty or is found to have committed or admits to fraud or misconduct by him, in connection with his responsibilities as a director or officer of the Company.

•      No bonus payments made for 2014

•      Aside from accelerated shares, only entitled to receive:

•      First-year premium of life insurance policy

•      Company-paid medical and dental for executive and family for one year

•      Reimbursement of expenses and accrued and vested benefits

•      Standard indemnification rights

•      $13.8 million of 2014 compensation consisting of:

•      Salary of $1.0 million

•      1.0 million shares with a fair value on the vesting date of $9.0 million, of the 2.0 million restricted shares initially granted on January 8, 2014. The 1.0 million shares retained are subject to clawback as described in the preceding column.

•      Dividends on restricted shares of common stock of $2.2 million

•      Dividends on LTIP units of $741,822

•      Accrued vacation of $193,194

•      Aggregate taxable fringe benefits of $728,103

Brian S. Block, former Chief Financial Officer, Treasurer and Secretary

Initial 2014 Compensation Entitlements	Treatment upon Termination	Net 2014 Compensation Received
• $500,000 base salary • 250% target annual cash bonus • 350% target annual equity bonus • 10% OPP participation percentage • 804,506 share Retention Award vesting over seven years

•      Forfeited all rights to severance payments provided under employment agreement

•      Relinquished all of his equity awards and LTIP units

•      No bonus payments made for 2014

•      Only entitled to receive:

•      Reimbursement of expenses and accrued and vested benefits

•      Standard indemnification rights

• $1.3 million of 2014 compensation consisting of: • Salary of $401,773 • Dividends on restricted shares of common stock of $731,666 • Dividends on LTIP units of $145,309 • Accrued vacation of $46,153

David S. Kay, former President and former Chief Executive Officer

Initial 2014 Compensation Entitlements	Treatment upon Termination	Net 2014 Compensation Received

•      $600,000 base salary until October 1, 2014

•      $854,000 base salary commencing on October 1, 2014

•      250% target annual cash bonus

•      350% target annual equity bonus

•      15% OPP participation percentage (in total)

•      $2 million of fully vested shares of common stock for Promotion Award issued on October 1, 2014

•      331,675 share Time-based Award vesting over four years issued on October 1, 2014

•      169,205 share Performance-based Award vesting over four years issued on October 8, 2014

•      Forfeited all rights to severance or other payments provided under employment agreement

•      Returned Promotion Award and relinquished all of his other equity awards and LTIP units

•      No bonus payments made for 2014

•      Only entitled to receive:

•      Reimbursement of expenses and accrued and vested benefits

•      Standard indemnification rights

•      $1.4 million of 2014 compensation consisting of:

•      Salary of $627,917

•      Dividends on restricted shares of common stock of $333,816

•      Dividends on LTIP units of $171,330

•      Accrued vacation of $113,320

•      Aggregate taxable fringe benefits of $155,885

Lisa E. Beeson, former Chief Operating Officer and former President

Initial 2014 Compensation Entitlements	Treatment upon Termination	Net 2014 Compensation Received

•      $450,000 base salary until October 1, 2014

•      $600,000 base salary commencing on October 1, 2014

•      250% target annual cash bonus (effective following promotion to President on October 1, 2014)

•      350% target annual equity bonus (effective following promotion to President on October 1, 2014)

•      5% OPP participation percentage (in total)

•      83,126 share Time-Based Award vesting over four years issued on October 6, 2014

•      84,603 share Performance-based Award vesting over four years issued on October 8, 2014

•      Forfeited all rights to severance payments provided under employment agreement

•      Relinquished all of her unvested equity awards and LTIP units

•      No bonus payments made for 2014

•      Only entitled to receive:

•      Reimbursement of expenses and accrued and vested benefits

•      Standard indemnification rights

•      $710,533 of 2014 compensation consisting of:

•      Salary of $480,000

•      Dividends on restricted shares of common stock of $88,020

•      Dividends on LTIP units of $70,937

•      Accrued vacation of $63,063

•      401(k) Company match of $8,513

New Compensation Governance Framework

In connection with the resignations and new appointments of executive officers in the fourth quarter of 2014 and early 2015, the reconstituted Compensation Committee (commencing November 20, 2014), reexamined the Company’s executive and director compensation programs with the assistance of a new independent compensation advisor hired directly by the Compensation Committee and undertook to make significant changes to the Company’s compensation governance framework, with the goal of implementing a best-practices compensation policy and ensuring any deficiencies of the prior programs were remedied or eliminated. These improvements are further described below. As part of its comprehensive review of the Company’s compensation practices, the Compensation Committee also took into account that, at the Company’s most recent annual meeting of stockholders held on May 29, 2014, the ‘say-on-pay’ advisory vote with respect to prior compensation policies received approval from approximately 32% of the shares voted on the matter.

Accordingly, the Company, with direction from the reconstituted Compensation Committee, has developed a comprehensive compensation and governance framework that is aligned with ‘best-in-class’ market practice and standards. The below tables entitled “What We Do” and “What We Do Not Do” present: (i) the best practices the Compensation Committee has adopted; and (ii) practices which the Compensation Committee has determined are not appropriate or practices adopted by the prior Compensation Committee which the reconstituted Compensation Committee has determined should be eliminated, respectively. For an overview of the composition of the Compensation Committee from late 2013 to the present, see “Compensation Committee Interlocks and Insider Participation” below.

What We Do

✓	Tie pay to performance - Two-thirds of annual long-term incentive awards for executive officers is tied to our Total Shareholder Return (“TSR”) performance 100% relative to peers. Our new annual incentive plan will be subject to explicit performance objectives established by the Compensation Committee in collaboration with the CEO.

✓	Engage an independent compensation consultant firm - The Compensation Committee retained its own independent advisor, Semler Brossy Consulting Group (“Semler Brossy”), as its new compensation consultant to provide independent, third-party advice on executive compensation, including advice on the design of our executive compensation program for fiscal 2015. Semler Brossy does not provide any other services to the Company.

✓	Use comparable peers to benchmark pay - The Compensation Committee, with the advice of its new independent consultant, reviewed and revised the peer group used to benchmark executive pay to ensure the comparable companies were reasonable relative to the asset size, revenues and enterprise value of the Company.

✓	Target the median of market – Although pay levels may vary from this target for individual executives based on their individual performances, our new overall pay philosophy targets the median of competitive practices, including the pay for our new CEO, when determining executive pay levels.

✓	Offer limited perquisites - We provide modest perquisites to our executives, including our CEO and our other NEOs.

✓	Maintain robust stock ownership requirements - We have adopted new stock ownership guidelines for executive officers at 6x base salary for CEO, 3x base salary for the CFO, 2x base salary for other NEOs and 5x annual cash retainers for directors, which can be achieved over a specified time period.

✓	Double trigger vesting upon change of control - We intend for future equity awards to be subject to a “double trigger” requiring a qualified termination of employment following a change in control before vesting is accelerated for named officers going forward, beginning with our new CEO’s awards.

✓	Provide reasonable severance benefits – Severance benefits, including following a change in control, for our new CEO have been competitively benchmarked and are reasonable compared to market. We intend to continue to reference reasonable market practice for any future employment agreements or other arrangements.

✓

Prohibit pledging and hedging of our securities – We have adopted a policy applicable to our directors, officers, any other individuals subject to Section 16 of the Securities Exchange Act of 1934 and any other designated employees (and any of their respective beneficially-owned entities), which prohibits:

•    pledging the Company’s securities for any purpose not approved by the Board of Directors or the Compensation Committee; and

•    engaging in short sales with respect to our securities, purchasing our securities on margin or otherwise hedging our securities, including through options or derivative transactions.

✓	Prohibit repricing of stock options – We have adopted a policy prohibiting the Board of Directors or the Compensation Committee from reducing the aggregate exercise, base or purchase price of any award granted under an equity incentive plan of the Company without the approval of the Company’s stockholders.

What We Intend to Do

The Compensation Committee also intends to adopt a clawback policy in 2015.

What We Do Not Do

×	Combine the roles of Chief Executive Officer and Chairman of the Board

×	Gross up “golden parachute” excise taxes upon a change in control

×	Gross up taxes on any standard perquisites or benefits going forward *

×	Provide special or supplemental retirement benefits to any executive

×	Grant long-term employment agreements exceeding three-year initial terms

×	Provide severance payments that are not in-line with the market or include large payments upon a voluntary resignation

×	Grant equity awards heavily weighted toward time-based vesting

*	Certain executives were eligible for tax gross-ups on relocation or housing benefits in 2014 and may be eligible for such benefits in the future under legacy agreements. See footnote 14 to the Summary Compensation Table below regarding “All Other Compensation” for detail.

DECISION-MAKING PROCESS

Former Executives

In the fourth quarter of 2013, the Compensation Committee, which was then composed of Leslie D. Michelson (Chair), Scott J. Bowman and Edward G. Rendell, consulted with a compensation consultant hired by Company’s management, FTI Consulting, Inc. (“FTI”), in designing a compensation program for Messrs. Schorsch, Block and Kay and Ms. Beeson, our former named executive officers. FTI assisted the Compensation Committee in structuring compensation for our former named executive officers by providing comparative data from the peer group listed below related to the following compensation components: (i) base salary; (ii) annual incentive bonuses payable in cash and equity; (iii) one-time retention equity awards (for Messrs. Schorsch and Block) or cash awards (for Mr. Kay and Ms. Beeson); and (iv) OPP awards. FTI advised the Compensation Committee that the proposed total compensation (before factoring in the OPP) was within the standards of the Company’s peer group and that the ultimate value of the OPP was wholly contingent on the extent by which the Company outperformed plan hurdles on both an absolute and relative basis in the future. The compensation program approved by the Compensation Committee and ultimately established for our former named executive officers is further described below under “2014 Named Executive Officer Compensation Decisions—Former Executives.”

The peer group presented by FTI for assessing competitive pay practices in 2014 was comprised of the following REITs: Alexandria Real Estate Equities, Inc.; American Tower Corporation; Boston Properties, Inc.; General Growth Properties, Inc.; HCP, Inc.; ProLogis, Inc.; Public Storage; Realty Income Corporation; Simon Property Group, Inc.; SL Green Realty Corp.; and Ventas, Inc.

Interim and Current Executives

When the Compensation Committee was restructured in November 2014, with the appointment of Mr. Andruskevich as Chairman and Mr. Frank as a member, it replaced the Company-hired compensation consultant with Semler Brossy, an independent outside compensation consultant, which reports directly to the Compensation Committee, and made significant changes to the Company’s compensation governance practices. Semler Brossy advised the Compensation Committee on the compensation arrangements for certain of the Company’s current executive officers, including that of the Company’s newly-hired Chief Executive Officer, Glenn J. Rufrano, and other senior management, the special activity compensation for certain directors paid through March 31, 2015, and the general compensation arrangements for directors that took effect on January 1, 2015. The Compensation Committee has determined that Semler Brossy is an independent compensation advisor because it does not provide any other services to the Company, and Semler Brossy takes direction from, and reports directly to, the Compensation Committee. The Compensation Committee has the sole authority to determine the compensation for and to terminate Semler Brossy’s services. The Compensation Committee’s determination of Semler Brossy’s independence is consistent with NASDAQ listing standards. Semler Brossy also assisted the Compensation Committee with the reexamination of the Company’s compensation governance framework and in recommending the new governance practices as outlined above.

As part of its initial engagement with the Compensation Committee, Semler Brossy completed a review of the peer group used to assess executive and director pay practices. Semler Brossy recommended a number of changes to the peer group to focus more specifically on peers in the retail, office and net-lease markets, rather than broad diversified REITs. As a result of this review, the Compensation Committee approved the following changes to the peer group for pay decisions in late 2014 and early 2015:

•	Added Brixmor Property Group, Inc.; DDR Corporation.; Duke Realty Corporation; Kimco Realty Corporation; The Macerich Company; Vornado Realty Trust; and W.P. Carey, Inc.; and

•	Removed Alexandria Real Estate Equities, Inc.; American Tower Corporation; and Public Storage.

The compensation arrangement for Mr. Sodo was determined by the Compensation Committee in collaboration with Mr. Kay, who was previously our Chief Executive Officer, and Semler Brossy. Compensation for Mr. Stanley, our Interim Chief Executive Officer, was determined by the full Board of Directors (other than Mr. Stanley) based upon the recommendation of Semler Brossy. Semler Brossy had completed an analysis of pay practices of interim chief executive officers for the Board of Directors’ review.

The compensation arrangements for Messrs. McDowell, Roberts, and Ezzell, each of whom joined the Company in connection with an acquisition and who were not executive officers at the time of their initial employment, were determined by the former executive leadership of the Company at that time and based on employment letters or agreements provided to each executive as part of each transaction.

New Chief Executive Officer

The compensation arrangement for Mr. Rufrano was determined by the Compensation Committee in collaboration with Semler Brossy. During the term of his employment, Mr. Rufrano will receive an annual base salary of not less than $1,000,000. Commencing in 2016, Mr. Rufrano’s base salary will be reviewed at least annually to determine if his base salary should be increased in the discretion of the Compensation Committee.

Consistent with the components of our new compensation governance framework described above, Mr. Rufrano’s annual cash bonus is targeted at 150% of his annual base salary based upon the achievement of performance goals established by the Compensation Committee. Mr. Rufrano received a one-time equity award with a fair market value as of the date of grant of $2,000,000 on April 1, 2015 in the form of restricted shares or restricted share units, which vests over a three-year period. In addition, Mr. Rufrano will receive an annual long-term incentive equity award with respect to shares of the Company’s common stock for each calendar year during the term of his employment (an “Annual LTI Award”). Mr. Rufrano’s initial Annual LTI Award; granted April 1, 2015, had a target fair market value as of the date of the grant of $4,000,000, in the form of restricted shares or units and, beginning in 2016, the Annual LTI Award will be in the form of restricted shares or restricted share units and have a target fair market value as of the date of the grant of not less than $6,000,000. Subject to Mr. Rufrano’s continued employment, one-third of each of the Annual LTI Awards will be subject to time-based vesting and that portion will vest in equal installments on each of the first three anniversaries of the grant date, and two-thirds of each such award will vest based on the achievement of certain performance conditions over a three-year performance period. The performance measures for the Annual LTI Awards granted in 2015, 2016 and 2017 will be based equally on the Company’s total shareholder return relative to a specified triple net lease peer group of companies and relative to a specified NAREIT equity market index. Annual LTI Awards will include Mr. Rufrano’s right to receive dividend or dividend equivalent rights with respect to the shares subject to the award, which will be subject to the same vesting conditions as the underlying shares.

2014 NAMED EXECUTIVE OFFICER COMPENSATION DECISIONS

Former Executives

Below are descriptions of the elements of the Company’s compensation program for the former named executive officers, as had been adopted by the former members of the Compensation Committee after taking into consideration the analysis and recommendations of the Company’s former compensation consultant, FTI.

Base Salary

Base salaries for each of the former named executive officers were determined in light of comparative base salaries for executive officers in similar positions at the 12 peer group companies identified above, based on FTI’s survey data of such companies. The 2014 annual base salaries for such individuals were as follows:

Name	Annual Base Salary
Nicholas S. Schorsch	$1,100,000
Brian S. Block	$500,000
David S. Kay	$600,000	*
Lisa E. Beeson	$450,000	*

*	Effective October 1, 2014, Mr. Kay’s base salary was increased to $854,000 and Ms. Beeson’s base salary was increased to $600,000 in connection with their promotions.

Annual Incentive Compensation

Each of the former named executive officers was eligible for an annual incentive award payable in both equity and cash in early 2015 based on 2014 performance. In connection with their respective terminations of employment, no annual incentive cash or equity awards were actually paid to any of the former named executive officers for fiscal 2014.

In order to promote retention, the annual incentive plan emphasized equity over cash and the equity bonuses were in the form of restricted stock that was to vest over a three-to-five year period. For each of the executives, both types of annual incentive awards were to be earned 80% based on the Compensation Committee’s evaluation of quantitative goals tied to the Company’s performance and 20% based on the Compensation Committee’s qualitative assessment of individual performance. With respect to the quantitative goals tied to the Company’s performance, performance was to be weighted among several specified components, further broken down by threshold, target and maximum levels of performance for each component. The specific goals and objectives for each executive were disclosed in the Company’s definitive proxy statement filed with the SEC on April 29, 2014. In determining overall achievement, the Compensation Committee was to consider each component to determine if the executive should receive a threshold, target or maximum award for such component and then appropriately weight such component with the other components. The threshold, target and maximum annual cash and equity bonus opportunities (as a percentage of base salary) are set forth below:

Name	Threshold Equity Bonus	Target Equity Bonus	Maximum Equity Bonus	Threshold Cash Bonus	Target Cash Bonus	Maximum Cash Bonus
Nicholas S. Schorsch	350%	450%	550%	250%	350%	450%
Brian S. Block	250%	350%	450%	150%	250%	350%
David S. Kay	250%	350%	450%	150%	250%	350%
Lisa E. Beeson	250%	350%	450%	150%	250%	350%

Retention Grants

In connection with entering into their employment agreements, each of the former named executive officers received a retention or sign-on grant of restricted stock under the Company’s Equity Plan (the “Equity Plan”). FTI had provided the Compensation Committee with comparative data for officers at other REITS in order to appropriately design a retention award for each of the executives. In determining the retention grants for Messrs. Schorsch and Block, FTI also took into consideration the value of the Company’s management agreement with its Former Manager, which was being terminated upon the Company’s transition to self-management. Mr. Schorsch was the chief executive officer of the Former Manager and Mr. Block was the executive vice president and chief financial officer of the Former Manager. All the equity interests in AR Capital, LLC, the parent of our Former Manager, were owned by Messrs. Schorsch and Block and the following other former officers and/or directors of the Company: William M. Kahane; Peter M. Budko; and Edward M. Weil, Jr.

The retention grants were intended as a one-time award in light of the successful completion of the Company’s transition to self-management and also to provide meaningful time periods for the awards to vest in order to promote the continued employment of the executives. Under the terms of their respective employment agreements, the former named executive officers were entitled to receive retention grants of restricted stock at the following values and vesting schedules:

Name	Value of Equity Retention Award	Vesting Schedule
Nicholas S. Schorsch	$24,860,000	1/9 per year for 9 years
Brian S. Block	$10,000,000	1/7 per year for 7 years
David S. Kay	$3,200,000	1/3 per year for 3 years
Lisa E. Beeson	$750,000	1/3 per year for 3 years

However, in connection with their respective terminations of employment, the retention awards for Messrs. Block and Kay and Ms. Beeson were wholly forfeited. Mr. Schorsch relinquished all of his equity awards and other potential compensation in exchange for the accelerated vesting of 1,000,000 restricted shares under his retention grant. These shares are subject to clawback if Mr. Schorsch is ultimately found to have breached his fiduciary duty of loyalty to the Company or is found to have committed, or admits to committing, fraud or misconduct in connection with his responsibilities as a director or an officer of the Company.

The Audit Committee Investigation determined that the agreements relating to the retention awards and OPP awards made to Messrs. Schorsch and Block were more favorable to them than the Compensation Committee had authorized. Immediately prior to his resignation from the Company, Mr. Schorsch and the Company agreed that the terms of his retention and OPP awards should have been consistent with the Compensation Committee’s original approval. Mr. Schorsch entered into a Reformation of Employment Agreement, a restricted share award agreement, and a Clarification of Award Agreement under the OPP. These documents were intended to reform Mr. Schorsch’s Employment Agreement and equity awards, as of January 8, 2014, to be consistent with vesting provisions authorized by the Compensation Committee and to make certain other corrections. Among other things, the reformed agreements provided that, upon a termination for Cause (as defined in his employment agreement) by the Company or a voluntary resignation by Mr. Schorsch without Good Reason (as defined in his employment agreement), Mr. Schorsch’s restricted share award and award under the OPP would not accelerate and such awards would be forfeited immediately.

Long-Term Incentive Compensation

The OPP was based on an Out-Performance Plan in effect for 2013 and was established in order to provide long-term, performance-based incentive compensation to participants. Pursuant to the OPP, the former named executive officers were issued LTIP units. All LTIP units were forfeited in connection with the termination of employment of our former named executive officers and the OPP has been terminated.

The LTIP units were to be earned based on the specified performance metrics on each of the first three anniversaries of the grant date, with earned awards vesting in 1/3 tranches on each of the 3rd, 4th and 5th anniversaries of the grant date. The performance metrics under the OPP were based on total return to stockholders over a three-year performance period, on both an absolute hurdle and relative to a peer group of companies as follows: (i) absolute measure: 4% of any excess total return achieved above an absolute hurdle of a simple 7% for each annual measurement period, 14% for the interim measurement period and 21% for the full three-year performance period, and (ii) relative measure: 4% of any excess total return achieved above the median total return of the specified peer group companies. The below table provides the participation percentage initially awarded to each former named executive officer and the total number of corresponding LTIP units:

Name	Participation Percentage	Number of LTIP Units Issued Under the OPP
Nicholas S. Schorsch	42.5%	7,455,504
Brian S. Block	10%	1,754,236
David S. Kay	5%	877,118	*
Lisa E. Beeson	3.75%	657,839	*

*	On October 1, 2014, Mr. Kay’s participation percentage increased to 15% and Ms. Beeson’s percentage increased to 5% in connection with their promotions.

However, in connection with their respective terminations of employment, no LTIP units were actually earned under this plan by any of the former named executive officers and all outstanding interests in the OPP were relinquished.

The Audit Committee Investigation determined that the Compensation Committee approved an aggregate award pool equal to approximately 5% of the Company’s market capitalization as of the date of such approval on October 3, 2013; however, as executed, the OPP measured market capitalization on a pro forma basis as of the Company’s transition to self-management on January 8, 2014 (including the pro forma impact of various transactions expected to be consummated prior to the Company’s transition to self-management on January 8, 2014). Thus, the maximum award opportunity under the OPP should have been $120.0 million, not $218.1 million as used to calculate the OPP awards to the former named executive officers.

Promotion Awards

Effective as of October 1, 2014, Mr. Kay was promoted to Chief Executive Officer and Ms. Beeson to President. In connection with his promotion, the Company awarded $2,000,000 of fully vested shares of the Company’s common stock to Mr. Kay. Additionally, Mr. Kay was also awarded $4,000,000 in restricted shares that were to vest in equal installments on each of the first four anniversaries of October 1, 2014 and $2,000,000 in restricted shares that were to vest based on performance metrics to be determined by the Company in consultation with Mr. Kay. Ms. Beeson received a time-based and performance-based award grant on the same terms as Mr. Kay, except that each of her awards was valued at $1,000,000. In connection with their respective terminations of employment, Mr. Kay’s promotion grant and Mr. Kay’s and Ms. Beeson’s time-based and performance-based grants were wholly recouped or forfeited.

Severance and Change in Control Payments

Each of the former named executive officers’ employment agreements provided for the payment or provision of certain compensation and benefits upon termination of employment under various circumstances. However, the former named executive officers generally did not actually receive such benefits at the time of their respective terminations of employment, and forfeited other compensation and benefits, as further described above. See the “Payments upon Termination or Change-in-Control” section below.

Deductibility of Executive Compensation

The Compensation Committee’s policy is to consider the tax treatment of compensation paid to our executive officers while simultaneously seeking to provide our executives with appropriate rewards for their performance. Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), a publicly-held corporation may not deduct compensation of more than $1 million paid to any “covered employee” unless certain exceptions are met, primarily relating to performance-based compensation. Substantially all of the services rendered by our executive officers are performed on behalf of our operating partnership or its subsidiaries, including one or more of our taxable REIT subsidiaries. The Internal Revenue Service has issued a series of private letter rulings which indicate that compensation paid by an operating partnership to executive officers of a REIT that serves as its general partner is not subject to the limitation under Section 162(m) to the extent such compensation is attributable to services rendered to the operating partnership. We have not obtained a ruling on this issue, but have no reason to believe that the same conclusion would not apply to us. To the extent that compensation paid to our executive officers is subject to and does not qualify for deduction under Section 162(m), our Compensation Committee is prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to establish compensation programs that we believe provide appropriate incentives and reward our executives relative to their performance. Because we qualify as a REIT under the Code and we generally distribute at least 100% of our REIT taxable income each year, we do not pay federal income tax on our REIT taxable income. However, our taxable REIT subsidiaries are subject to federal corporate income tax. As a result, and based on the level of cash compensation paid to our executive officers, the possible loss of a federal tax deduction could have a material impact on us to the extent that such compensation is paid to executive officers providing services to one or more of our taxable REIT subsidiaries.

Interim Executive

Mr. Stanley served in the full-time positions of Interim Chief Executive Officer and Interim Chairman of the Board from December 15, 2014 through March 31, 2015. During this period, as approved by the Board of Directors, Mr. Stanley received $150,000 per month for his services (in lieu of any other cash compensation payable to directors) and was entitled to receive the equity retainer to be paid to directors in respect of this period. Mr. Stanley was also eligible to be considered for additional discretionary compensation at the conclusion of his interim service, but ultimately the Board of Directors determined not to pay any additional discretionary compensation to Mr. Stanley or any other directors.

Current Executives

Mr. Sodo was appointed Chief Financial Officer, following the departure of Mr. Block, and each of Messrs. McDowell, Roberts and Ezzell joined the Company in 2014 through acquisitions. At the time, the Compensation Committee was consulting with FTI in designing a compensation program for its senior executive officers and it was not anticipated that any of the foregoing individuals would become a named executive officer in 2014.

Mr. McDowell’s employment agreement with ARC Advisory Services, LLC (an affiliate of the Former Manager) was assumed by the Company in connection with its transition to self-management on January 8, 2014. With respect to Messrs. Sodo, Roberts and Ezzell, their arrangements with the Company generally represent the product of individualized negotiations between the executive and existing or former members of senior management. In the case of Mr. Sodo, although his employment agreement was ultimately negotiated, reviewed and approved by the Compensation Committee, it was also based upon the commitments made to him by Mr. Kay. The material terms of all of these arrangements are described below. For a description of termination scenarios applicable to each of the current named executive officers, see the “Payments upon Termination or Change-in-Control” section below.

Annual Incentive Plan

Each of the current executives was eligible for an annual incentive plan payout for 2014 based on overall Company performance. The Compensation Committee determined that, in light of the Audit Committee’s Investigation and related matters, none of the performance goals for the Company were achieved under the plan as originally established for the Company. However, due to the continued dedication and efforts of the current executives in responding to the results of the Audit Committee’s Investigation and continuing to operate the business during a period of substantial duress, the Board and its Compensation Committee decided to provide a discretionary incentive bonus to the current named executive officers, as well as other employees of the Company.

Based on an evaluation of the performance and contribution of each of the current named executive officers, the Compensation Committee approved the discretionary bonuses for each as reported in the Summary Compensation Table below.

Michael J. Sodo

In connection with his appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Sodo, dated as of January 9, 2015, memorializing the terms of his employment which commenced on October 29, 2014 (the “Sodo Commencement Date”). The employment agreement provides for an annual base salary of $450,000 and eligibility to receive an annual cash bonus and an annual grant of equity incentive awards. Mr. Sodo is entitled to receive a cash bonus award of $275,000 on each of May 31, 2015 and May 31, 2016 (the “Promotion Cash Grant”), subject to his continued employment through such dates. On April 1, 2015, Mr. Sodo was granted a one-time equity award in the form of restricted stock units with a grant date value of $650,000. Subject to his continued employment, 50% of such award will vest in equal installments on each of the first three anniversaries of the Sodo Commencement Date and 50% will vest in equal installments on each of the first three anniversaries of the Sodo Commencement Date subject to the Company’s common stock achieving a closing trading price of at least $10.00 per share for any 20 consecutive days prior to December 31, 2017. Mr. Sodo also received a $100,000 signing bonus, $100,000 of fully-vested shares of common stock and $100,000 of restricted shares of common stock in August 2014, upon his initial commencement of employment with the Company.

Paul H. McDowell

In connection with the Company’s transition to self-management, the Company assumed the employment agreement of Mr. McDowell, effective as of January 8, 2014. The agreement has an initial term of three years, effective as of November 5, 2013, upon the Company’s acquisition of CapLease. The employment agreement provides for an annual base salary of $495,000 and eligibility to receive an annual bonus equal to up to 100% of his base salary (which may not be less than $180,000 for each year of the initial term (the “Minimum Bonus”)) and an annual restricted stock grant up to 150% his base salary. The Company also reimburses Mr. McDowell for the premiums on his life insurance policy. On April 1, 2015, Mr. McDowell was granted a long-term equity incentive award in the form of restricted stock units with a grant date value of $300,000. Subject to Mr. McDowell’s continued employment, one-third of the award is subject to time-based vesting and two-thirds is subject to performance-based vesting, consistent with the award to our newly-hired CEO.

Thomas W. Roberts

Pursuant to an employment letter with the Company, dated January 16, 2014, Mr. Roberts is entitled to receive an annual base salary of $400,000 and was eligible to receive an annual bonus of up to 100% of his base salary and an annual restricted stock grant up to 200% of his base salary. Mr. Roberts also received a retention stock award with a grant date value of $800,000 on February 10, 2014 and a cash award of $800,000 on February 7, 2014. Mr. Roberts was also entitled to an acquisition incentive bonus at 1.5 basis points on certain real estate acquisitions during the 2014 fiscal year. Mr. Roberts and the Company are finalizing the terms of a new employment letter, under which Mr. Roberts may discontinue receiving acquisition incentive bonuses in the future in exchange for increases to his base salary, target annual bonus and equity target.

Michael T. Ezzell

Pursuant to an employment letter with the Company, dated March 7, 2014, Mr. Ezzell is entitled to receive an annual base salary of $350,000 and is eligible, subject to the discretion of the senior management, to receive an annual bonus and an annual restricted stock grant, each equal to an amount of up to 100% of his base salary. Mr. Ezzell also received a retention bonus of $400,000 and a discretionary bonus of $100,000 on February 7, 2014. In March 2015, the Company and Mr. Ezzell entered into an amendment to his employment letter, setting forth certain retention awards. Pursuant to the amendment, Mr. Ezzell received a cash bonus retention award payment of $350,000 contingent upon Mr. Ezzell’s continued service and was granted a long-term equity incentive award in the form of restricted stock units with a grant date value of $600,000. Subject to Mr. Ezzell’s continued employment, one-third of the award is subject to time-based vesting and two-thirds is subject to performance-based vesting, consistent with the award to our newly-hired CEO.

COMPENSATION OF THE BOARD OF DIRECTORS

Board of Director Compensation Prior to January 1, 2015

For service by independent directors on the Board of Directors prior to January 1, 2015, the Company paid an annual fee of $100,000, half in cash and half in restricted stock vesting over three years from the date of grant. Additionally, the lead independent director was entitled to an additional annual retainer of $105,000, which he was entitled to take in the form of restricted stock, vesting over three years, at his election. Each member of the Audit Committee, the Compensation Committee or the Nominating and Corporate Governance Committee was entitled to one $30,000 annual retainer, paid in cash or restricted stock, vesting over three years, at the election of such independent director. Upon the transition to self-management on January 8, 2014, the then independent directors were granted 40,000 shares of the Company’s restricted stock vesting over a five-year period.

In respect of per meeting fees, independent directors received $2,000 for each Board or Board committee meeting the director attended in person ($2,500 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee) and $1,500 for each meeting the director attended by telephone. If there was a meeting of the Board of Directors and one or more committees in a single day, the fees were limited to $2,500 per day ($3,000 for the chairperson of the Audit Committee if there was a meeting of such committee). Each of the Company’s independent directors could elect to forego receipt of all or any portion of the cash or equity compensation payable to them for service as one of our directors and direct that the Company pay such amounts to a charitable cause or institution designated by such director. The Company also reimbursed directors for their travel expenses incurred in connection with their attendance at full Board of Directors and committee meetings and for other required meetings.

Previously, the Board of Directors approved certain transactions at electronic meetings and received $750 for each transaction reviewed and voted upon electronically with a maximum of $2,250 for three or more transactions reviewed and voted upon per electronic meeting (including such meetings conducted via unanimous written consent).

The Company also paid each independent director for each external seminar, conference, panel, forum or other industry-related event attended in person and in which the independent director actively participated, solely in his or her capacity as an independent director of the Company, in the following amounts:

•	$2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that did not exceed four hours, or

•	$5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeded four hours.

In either of the above cases, the Company reimbursed, to the extent not otherwise reimbursed, an independent director’s reasonable expenses associated with attendance at such external seminar, conference, panel, forum or other industry-related event. An independent director was not paid or reimbursed for attendance at a single external seminar, conference, panel, forum or other industry-related event by us and another company for which he or she is a director.

Current Director Compensation Effective January 1, 2015

In January 2015, the Compensation Committee completed a review of the compensation arrangements for the Board of Directors as part of the overall review and revision of the Company’s compensation practices and policies. The Compensation Committee engaged Semler Brossy to conduct a study of market practices based on the new peer group approved for reviewing executive pay. Semler Brossy recommended a number of changes to make the compensation for directors consistent with best practices among the Company’s peers and the Compensation Committee recommended these changes to the full Board of Directors.

Effective January 1, 2015, upon consideration of and consistent with the recommendations of the Compensation Committee and Semler Brossy, the Board of Directors approved and adopted the following retainers and fees for each independent director to replace the previously-established Board retainers and fees: a $60,000 annual cash retainer (the “Annual Cash Board Retainer”); meeting fees of $2,000 per in-person meeting and $1,500 per telephonic meeting for each meeting of the Board and of an established committee of the Board (the “Meeting Fees” and, together with the Annual Cash Board Retainer, the “Board Cash Compensation”); and a $110,000 annual equity retainer in the form of restricted stock units (the “Annual Equity Board Retainer”). The Board Cash Compensation for 2015 is payable to the independent directors quarterly in arrears commencing with the end of the quarter ended March 31, 2015. The Annual Equity Board Retainer for 2015 will be granted to each independent director on or around May 15, 2015 and will be made in subsequent years at each regularly scheduled annual meeting of stockholders and if an independent director is elected to the Board between annual meetings of stockholders, a pro-rata Annual Equity Board Retainer will be made at such independent director’s election measured from the effective date of the election to the one-year anniversary of the previous year’s annual meeting of stockholders.

Additional annual leadership retainers are payable in cash as follows: the non-executive Chairman of the Board - $150,000; the Audit Committee Chair - $20,000; the Compensation Committee Chair - $15,000; the Nominating and Corporate Governance Chair - $10,000.

The Annual Equity Board Retainer will consist of restricted stock units, fully vested at issuance. The directors will generally agree to hold the restricted stock units for three years from the date of grant or, if they end their tenure for any reason prior thereto, the end of their tenure. The restricted stock units will entitle the holder to dividend equivalent payments consistent with the dividends paid on the Company’s common stock.

Special Activity Compensation for Directors

On January 12, 2015, the Board established compensation arrangements for independent directors who substantially increased their time commitments and leadership responsibilities while the Company completed its restatements, became current in its reporting obligations and transitioned to a permanent Chief Executive Officer. These compensation arrangements ended on March 31, 2015.

Interim Lead Independent Director. On December 31, 2014, the Board of Directors appointed Thomas A. Andruskevich as the Interim Lead Independent Director upon the commencement of Mr. Stanley’s service in his executive role. Mr. Andruskevich committed to devote 70% of his business time to this position and to leading two initiatives: the search and transition process for a permanent Chief Executive Officer and permanent independent Chairman of the Board; and the Board’s oversight of the Company’s operations. While in this role, which ended on March 31, 2015, Mr. Andruskevich received $100,000 per month in lieu of the annual retainer of the Lead Independent Director and fees for any Board or committee meeting principally devoted to one or both initiatives described above. Mr. Andruskevich continued to receive all other Board and committee retainers and fees.

Audit Committee Leadership. On January 12, 2015, the Board of Directors established interim compensation arrangements for two members of the Audit Committee, Messrs. Leslie D. Michelson and Bruce D. Frank, in recognition of their respective roles and effort in overseeing the Audit Committee Investigation and the process of the Company becoming current in its SEC reporting obligations. For the period from September 7, 2014 through December 14, 2014 in the case of Mr. Michelson, and for the period from December 15, 2014 through March 30, 2015 in the case of Mr. Frank, each received $50,000 per month in lieu of Audit Committee meeting fees and the other fees referred to in the following sentence. During the period when Mr. Michelson or Mr. Frank was entitled to receive the fees described in the preceding sentence, the other was entitled to receive, in addition to regular Audit Committee meeting fees, a fee of $2,500 (not subject to the daily meeting fee limit) for each day on which he attended one or more in-person or telephonic meetings with the Audit Committee’s advisors or the Company’s independent auditor pertaining to the investigation or the process of the Company becoming current in its SEC reporting obligations. Each of Messrs. Michelson and Frank received all other Board and committee retainers and fees. On December 31, 2014, Mr. Frank became Chairman of the Audit Committee in a planned transition from Mr. Michelson.

Compensation Committee Interlocks and Insider Participation

The Company established a Compensation Committee on July 6, 2011. The table below presents the members of the Compensation Committee and their respective service terms beginning January 1, 2014. During the fourth quarter of 2013, the Compensation Committee was composed of Leslie D. Michelson (Chairman), Edward G. Rendell and Scott J. Bowman. With the exception of Mr. Stanley, who served as an executive officer of the Company from December 15, 2014 through March 31, 2015 (after the conclusion of his tenure as a member of the Compensation Committee), none of these persons had, at any time, served as an officer or employee of the Company and none of these persons had any relationships with the Company requiring disclosure under applicable rules and regulations of the SEC.

Name	Dates
Scott J. Bowman (Former Director)*	January 1, 2014 – September 8, 2014
Edward G. Rendell (Former Director)*	January 1, 2014 – April 1, 2015
Leslie D. Michelson (Former Director) *(1)	January 1, 2014 – November 19, 2014
William G. Stanley (Independent Director) (2)	January 3, 2014 – December 14, 2014
Thomas A. Andruskevich (Independent Director) (3)	November 20, 2014 – Present
Bruce D. Frank (Independent Director)	November 20, 2014 – Present
Julie G. Richardson (Independent Director)	April 1, 2015 – Present

*	Tenure on the Compensation Committee began prior to January 1, 2014.
(1)	Mr. Michelson served as the Compensation Committee Chairman until November 19, 2014.
(2)	Mr. Stanley served as the Company’s Interim Chief Executive Officer from December 15, 2014 until March 31, 2015.
(3)	Mr. Andruskevich has served as a member and Chairman of the Compensation Committee since November 20, 2014.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Compensation Committee

Thomas A. Andruskevich (Chairman)
Julie G. Richardson
Bruce D. Frank

Summary Compensation Table

The following table provides certain summary information for the fiscal year ended December 31, 2014 relating to compensation paid to, or accrued by us, on behalf of, persons serving as our Chief Executive Officers and our Chief Financial Officers in 2014, each of our three other most highly compensated executive officers for fiscal 2014, and one additional named executive officer, who would have qualified as one of the other three most highly paid officers if she had served as an executive officer at December 31, 2014. As noted in the “Compensation Discussion and Analysis” above, the footnotes to this table and the “Payments upon Termination or Change-in-Control” section below, the former executives did not retain the full compensation initially awarded to them during fiscal 2014, in connection with their resignations. As such, in a separate tabular presentation to the right of the “Summary Compensation Table”, we have also presented the fiscal 2014 compensation, net of amounts relinquished by the former executives upon resignation. Additionally, we have presented summary compensation information for each of Mr. Kay and Ms. Beeson for fiscal 2013, as they were the only named executive officers of the Company prior to 2014. The detail summary and philosophy regarding the information presented below is further discussed in the “Compensation Discussion and Analysis” section above.

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)		Stock Awards ($)(7)		All Other Compensation ($)(15)	Total Compensation ($)
Current Executives
Michael J. Sodo Executive Vice President, Chief Financial Officer and Treasurer	2014	$154,539	$292,500	(3)(4)	$200,018	(8)	$35,283	$682,340
Paul McDowell President, Office & Industrial Group	2014	435,235	300,000	(3)	244,916		13,724	993,875
Thomas W. Roberts Executive Vice President, Real Estate	2014	389,146	1,896,921	(3)(4)(5)	2,787,291		123,016	5,196,374
Michael T. Ezzell Executive Vice President, Private Capital Markets	2014	327,917	725,000	(3)(4)	606,141		58,502	1,717,560
Interim Chief Executive Officer
William G. Stanley Interim Chief Executive Officer(1)	2014	82,258	—		—		—	82,258

									Net Total Compensation for Former Executives as of Resignation($)
Former Executives
Nicholas S. Schorsch Chief Executive Officer	2014	1,032,443	—		90,197,551	(9)	3,815,372	95,045,366	$13,837,815
David S. Kay Chief Executive Officer	2014	627,917	—		13,626,025	(10)	774,351	15,028,293	1,402,268
	2013	25,000	4,615,000	(4)(6)	3,216,548	(11)	—	7,856,548	4,640,000
Brian S. Block Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2014	401,773	—		25,450,350	(12)	923,128	26,775,251	1,324,901
Lisa E. Beeson Chief Operating Officer	2014	480,000	—		6,717,017	(13)	230,533	7,427,550	710,533
	2013	68,182	750,000	(4)	732,313	(14)	—	1,550,495	993,444

(1)	Compensation presented in this table represents amounts earned while serving in capacity of the chief executive officer. Refer to “Compensation, Discussion and Analysis” above and to “Compensation of Directors” table below for amounts paid while serving in capacity of a director.

(2)	Reflects salary earned while employed by the Company. None of the current or former executives were employed by the Company for the full year.
(3)	Includes a cash bonus paid to each of Messrs. Sodo, McDowell, Roberts and Ezzell, of $192,500, $300,000, $340,000 and $225,000, respectively, in 2015 in recognition of performance in 2014.
(4)	Reflects cash retention, sign-on and other awards paid in connection with the commencement of the named executive officer’s employment.
(5)	Includes $756,921 of aggregate bonuses earned related to real estate acquisitions in 2014.
(6)	Includes a $15,000 signing bonus.
(7)	Reflects the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation and the assumptions used, see Note 19 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual values, if any, that will be realized by the current officers, or in the case of the former executives, the values that were actually realized. The underlying grants are presented in further detail in the “Grants of Plan-Based Awards” table below.
(8)	Includes fully vested shares of common stock issued with a grant date fair value of $100,009, computed in accordance with FASB ASC Topic 718.
(9)	Includes 2.0 million restricted shares of common stock with a grant date fair value of $25.3 million issued under the Equity Plan and LTIP units with a grant date fair value of $64.9 million issued under the OPP. All outstanding interests in the OPP and 1.0 million of the restricted shares of common stock were relinquished upon Mr. Schorch’s resignation. Although the other 1.0 million shares were vested and retained by Mr. Schorsch upon resignation, these shares are subject to clawback by the Company if in any proceeding in which Mr. Schorsch is a party, after all appeals, he is found to have breached his fiduciary duty of loyalty or is found to have committed or admits to fraud or misconduct by him, in connection with his responsibilities as a director or officer of the Company. The vested 1.0 million restricted shares had a fair value upon vesting of $9.0 million.
(10)	Includes 331,675 restricted shares of common stock with a grant date fair values of $4.0 million, 165,838 fully vested shares of common stock, with a grant date fair value $2.0 million and 877,118 LTIP units issued under the OPP in January 2014, with a grant date fair value of $22.9 million. All of these shares of common stock and outstanding interests in the OPP were relinquished upon Mr. Kay’s resignation. In addition, the Company granted Mr. Kay 1,754,236 LTIP units and 169,205 performance stock units in October 2014. As these were relinquished in December 2014 upon Mr. Kay’s resignation, which was within the same reporting period as the grant date, the grant date fair value of the stock awards was not computed and therefore is not included in the table above.
(11)	Reflects the grant date fair value of retention stock awards granted by the Company in connection with the commencement of the named executive officer’s employment. These shares were relinquished upon the respective resignation of Mr. Kay.
(12)	Includes restricted shares of common stock, with a grant date fair value of $10.2 million and LTIP units, with a grant date fair value of $15.3 million, issued under the OPP. All of these shares of common stock and outstanding interests in the OPP were relinquished upon Mr. Block’s resignation.
(13)	Includes 83,126 restricted shares of common stock with a grant date fair value of $992,524 and 657,839 LTIP units issued under the OPP, with a grant date fair value of $5.7 million. All of these shares of common stock and outstanding interests in the OPP were relinquished upon Ms. Beeson’s resignation. In addition, the Company granted Ms. Beeson 219,280 LTIP Units and 84,603 performance stock units in October 2014. As these were relinquished in December 2014 upon Ms. Beeson’s resignation, which was within the same reporting period as the grant date, the grant date fair value of the stock awards was not computed and therefore is not included in the table above.
(14)	Reflects the grant date fair value of retention stock awards granted by the Company in connection with the commencement of the named executive officer’s employment. On December 6, 2014, one-third of the 57,212 restricted shares of common stock that were issued to Ms. Beeson on December 6, 2013 became vested and had a fair value upon vesting of $175,262. This was the only portion of the award that was retained by Ms. Beeson, and the remaining portion of the award was relinquished upon her resignation.

(15)	The table below shows the components of “All Other Compensation” for 2014, which includes dividends paid on restricted shares of common stock and LTIP units, vacation benefits, 401(K) matching contributions, long-term disability insurance and other taxable fringe benefits.

Name	Dividends on Restricted Shares of Common Stock	Dividends on LTIP Units	Vacation Benefits	401(k) Match	Other		Total
Current Executives
Michael J. Sodo	$2,537	$—	$—	$—	$32,746	(1)	$35,283
Paul H. McDowell	13,724	—	—	—	—		13,724
Thomas W. Roberts	115,386	—	—	6,750	880	(2)	123,016
Michael T. Ezzell	50,872	—	—	6,750	880	(2)	58,502

Former Executives
Nicholas S. Schorsch	$2,152,253	$741,822	$193,194	$—	$728,103	(3)	$3,815,372
David S. Kay	333,816	171,330	113,320	—	155,885	(4)	774,351
Brian S. Block	731,666	145,309	46,153	—	—		923,128
Lisa E. Beeson	88,020	70,937	63,063	8,513	—		230,533

(1)	Mr. Sodo’s taxable fringe benefits primarily related to rent expense for an apartment in New York of $32,746, which includes tax gross-ups.
(2)	Represents long-term disability insurance costs.
(3)	Mr. Schorsch’s taxable fringe benefits primarily related to car service, driver and security personnel of $433,000, tax preparation, financial planning and a financial assistant of $130,000, life insurance of $145,000 and $20,000 of medical and dental insurance.
(4)	Mr. Kay’s taxable fringe benefits primarily related to non-business related airfare costs of $83,000, rent expense for an apartment in New York of $50,000, and the purchase of a bicycle for $20,000.

Grants of Plan-Based Awards

The following table sets forth information with respect to awards granted to current and former executive officers during the fiscal year ended December 31, 2014. As noted in “Compensation Discussion and Analysis” above, the “Summary Compensation Table” above, the footnotes to this table and the “Payments upon Termination or Change-in-Control” section below, the former executives did not retain the full compensation initially awarded to them during fiscal 2014, in connection with their resignations. As such, in a separate tabular presentation to the right of the table below, we have also presented the total 2014 stock award grants, net of amounts relinquished by the former executives upon resignation. No other grants of plan-based awards were made to the named executive officers during fiscal 2014.

			Estimated Possible Payouts under Non-equity Incentive Plan Awards*			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)**
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Current Executives
Michael J. Sodo (1)	8/26/14	7/15/14	$—	$—	$—	—	—	—	7,611	$100,009(2)
	8/26/14	7/15/14				—	—	—	7,611	100,009
			160,000	320,000	480,000	—	—	—	—	—
Paul H. McDowell	3/17/14	5/29/14	—	—	—	—	—	—	17,163	244,916
			180,000	N/A	497,110	—	—	—	—	—
Thomas W. Roberts	2/14/14	2/10/14	—	—	—	—	—	—	58,436	808,170
	10/15/14	10/15/14	—	—	—	—	—	—	168,723	1,979,121
			N/A	N/A	400,000	—	—	—	—	—
Michael T. Ezzell	2/14/14	2/10/14	—	—	—	—	—	—	43,828	606,141
			N/A	N/A	350,000	—	—	—	—	—
Interim Chief Executive Officer
William G. Stanley	—	—	—	—	—	—	—	—	—	— (3)

											Net Award ($) for Former Executives as of Resignation
Former Executives
Nicholas S. Schorsch	1/8/14	12/29/13	—	—	—	—	—	—	2,000,000	25,320,000(4)	$8,990,000
	1/8/14	12/29/13	—	—	—	N/A	3,727,702	7,455,404	—	64,877,551(5)	—
			2,750,000	3,850,000	4,950,000	—	—	—	—	— (8)	—
David S. Kay	1/8/14	12/29/13	—	—	—	N/A	438,559	877,118	—	7,632,652(5)	—
	10/1/14	9/9/14	—	—	—	N/A	877,118	1,754,236	—	— (5)(6)	—
	10/1/14	9/9/14	—	—	—	—	—	—	165,838	2,000,006(7)	—
	10/1/14	9/9/14	—	—	—	—	—	—	331,675	3,993,367(7)	—
	10/8/14	9/9/14	—	—	—	N/A	84,603	169,205	—	— (6)	—
			1,035,370	1,725,616	2,413,863	—	—	—	—	— (8)	—
Brian S. Block	1/8/14	12/29/13	—	—	—	—	—	—	804,506	10,185,046(7)	—
	1/8/14	12/29/13	—	—	—	N/A	877,118	1,754,236	—	15,265,304(5)	—
			750,000	1,250,000	1,750,000	—	—	—	—	— (8)	—
Lisa E. Beeson	1/8/14	12/29/13	—	—	—	N/A	328,920	657,839	—	5,724,493(5)	—
	10/6/14	10/6/14	—	—	—	—	—	—	83,126	992,524(7)	—
	10/8/14	10/6/14	—	—	—	N/A	109,640	219,280	—	— (5)(6)	—
	10/8/14	9/9/14	—	—	—	N/A	42,302	84,603	—	— (6)
			552,740	829,110	1,105,480	—	—	—	—	— (8)	—

*	Payments were not subject to formulaic metrics and were to be determined by the Compensation Committee, in its discretion. Refer to the Bonus column of the “Summary Compensation Table” for actual amounts paid to the current executives.
**	Unless otherwise stated, all awards were made under the Equity Plan. The grant date value of each award was computed in accordance with FASB ASC Topic 718. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual values, if any, that will be realized by the current officers, or in the case of the former executives, the values, that were actually realized.

(1)	Under the Sodo Employment Agreement, as defined below, no threshold, target or maximum cash bonus opportunities are provided. We have presented threshold, target, maximum cash payments under his original employment letter, however, which was in effect as of December 31, 2014.
(2)	Reflects total shares issued and related fair market value. Upon issuance, Mr. Sodo forfeited 2,468 shares with a fair market value of $32,430 for withholding taxes.
(3)	Mr. Stanley received no stock awards in respect of his service as interim CEO. See the “Compensation of Directors” table below for stock awards granted to Mr. Stanley in respect of his service as independent director.
(4)	Upon Mr. Schorsch’s resignation, 1.0 million restricted shares of common stock were relinquished. In connection with Mr. Schorsch’s resignation, 1.0 million shares vested. These shares are subject to clawback by the Company if in any proceeding in which Mr. Schorsch is a party, after all appeals, he is found to have breached his fiduciary duty of loyalty or is found to have committed or admits to fraud or misconduct by him, in connection with his responsibilities as a director or officer of the Company.
(5)	Reflects awards made under the OPP. Upon resignation of the named executive officer, all outstanding interests in the OPP were relinquished.
(6)	As these stock awards were relinquished upon the named executive officer’s resignation in December 2014, which was within the same reporting period as the grant date, the grant date fair value of the stock awards was not computed and therefore the grant date fair value of such awards are not shown in the table above.
(7)	Upon resignation of the named executive officer, all shares of common stock related to this grant were relinquished.
(8)	As previously discussed, no annual bonus payments were made to the former executives in respect of fiscal 2014.

Outstanding Equity Awards as of December 31, 2014

The following table provides a summary of the shares of restricted stock issued to current and former executive officers, which had not vested as of December 31, 2014. As disclosed in footnote 6 below, the former executives forfeited all unvested stock awards and all outstanding interests in the OPP upon their respective resignations. The market value of restricted stock awards is based on the closing price of a share of the Company’s common stock on December 31, 2014, which was $9.05.

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Current Executives
Michael J. Sodo	7,611	(1)	$68,880
Paul H. McDowell	17,163	(2)	155,325
Thomas W. Roberts	227,159	(3)	2,055,789
Michael T. Ezzell	43,828	(4)	396,643

Interim Chief Executive Officer

William G. Stanley (5)	—		—

Former Executives

Nicholas S. Schorsch (6)	—		—
David S. Kay (6)	—		—
Brian S. Block (6)	—		—
Lisa E. Beeson (6)	—		—

(1)	Granted on August 26, 2014. These restricted shares vest in four equal installments on each of the first, second, third and fourth anniversaries of Mr. Sodo’s start date with the Company on August 5, 2014.
(2)	Granted on March 17, 2014. These restricted shares vest in three equal installments on each the first, second and third anniversaries of the grant date.
(3)	58,436 of the restricted shares were granted on February 14, 2014 and vest in five equal installments on each of the first, second, third, fourth and fifth anniversaries of the grant date, 168,723 were granted on October 15, 2014 and vest in three equal installments on each the first, second and third anniversaries of the grant date.
(4)	Granted on February 14, 2014. These restricted shares vest in five equal installments on each of the first, second, third, fourth and fifth anniversaries of the grant date.
(5)	No restricted stock awards were issued to Mr. Stanley in respect of his service as interim chief executive officer.
(6)	Any unvested restricted shares of common stock or outstanding interests in the OPP were forfeited upon the respective named executive officer’s resignation.

Stock Vested

The following table provides a summary of the shares of stock issued to current and former executive officers, which vested during the year ended December 31, 2014. As noted in “Compensation Discussion and Analysis” above, the “Summary Compensation Table” above, the footnotes to this table and the “Payments upon Termination or Change-in-Control” section below, Mr. Kay did not retain any shares of stock that vested during fiscal 2014 upon resignation. As such, in a separate tabular presentation to the right of the table, we have also presented the vested shares of common stock, net of amounts relinquished upon resignation. The market value of restricted vested shares is based on the closing price of the Company’s Common Stock on the respective vesting date.

Name	Number of Shares Acquired on Vesting(#)		Value Realized on Vesting($)
Current Executives
Michael J. Sodo	7,611	(1)	$100,009	(1)
Paul H. McDowell	—		—
Thomas W. Roberts	—		—
Michael T. Ezzell	—		—
Interim Chief Executive Officer
William G. Stanley	—		—

					Net Value Realized on Vesting and Retained as of Resignation($)
Former Executives
Nicholas S. Schorsch	1,000,000	(2)	$8,990,000	(2)	$8,990,000
David S. Kay	165,838	(3)	2,000,006	(3)	—
Brian S. Block	—		—		—
Lisa E. Beeson	19,071	(4)	175,262	(4)	175,262

(1)	Reflects fully vested shares of common stock issued to Mr. Sodo, of which 2,468 shares with a fair market value of $32,430 were immediately forfeited to pay withholding taxes.
(2)	Prior to Mr. Schorsch’s resignation, 1.0 million shares vested. These shares are subject to clawback by the Company if in any proceeding in which Mr. Schorsch is a party, after all appeals, he is found to have breached his fiduciary duty of loyalty or is found to have committed or admits to fraud or misconduct by him, in connection with his responsibilities as a director or officer of the Company. For additional detail regarding the vesting of the 1.0 million shares, refer to “Payments upon Termination or Change-in-Control” section below.
(3)	Upon resignation of the named executive, all shares of common stock related to this grant were relinquished.
(4)	Reflects vesting, on December 6, 2014, of one-third of the 57,212 restricted shares of common stock that were issued to Ms. Beeson on December 6, 2013. These shares were retained by Ms. Beeson subsequent to her resignation.

Payments upon Termination or Change-in-Control

Current Executives

Michael J. Sodo

Mr. Sodo was appointed as Executive Vice President, Chief Financial Officer and Treasurer of the Company effective October 29, 2014. However, he only entered into an employment agreement with the Company (the “Sodo Employment Agreement”) in respect of the position of chief financial officer on January 9, 2015. Therefore, for the purposes of the “ – Termination Scenario Table” section below, we have presented Mr. Sodo’s termination scenarios as set forth under his initial employment arrangement which was entered into in July 2014 when Mr. Sodo joined the Company as Senior Vice President, Director of Financial Reporting and Treasury. Such arrangement was still in effect as of December 31, 2014 and constituted an at-will arrangement with no specific payouts specified upon any particular termination scenarios. For the purposes of this section, we have described Mr. Sodo’s various termination scenarios below as set forth in the Sodo Employment Agreement, which are quantified in a footnote to the table contained in the “- Termination Scenario Table” section below.

Death or Disability: If Mr. Sodo’s employment with the Company should terminate during the term of the Sodo Employment Agreement due to his death or at the election of the Company due to his Disability (as defined in the Employment Agreement), then the Company will provide Mr. Sodo with the Accrued Benefits (comprised of (i) any earned and accrued but unpaid installment of base salary through the termination date, (ii) reimbursement for any unreimbursed business expenses incurred through the termination date and (iii) all other applicable payments or benefits to which Mr. Sodo is entitled under, and paid or provided in accordance with, the terms of any Company-sponsored employee benefit plans) and any accrued but unpaid annual cash bonus for the year prior to the year of termination, if applicable. In addition, upon any such termination for death or Disability, Mr. Sodo’s promotion cash grant will become payable in full, and Mr. Sodo’s promotion share grant and any previously granted annual stock bonus will become fully vested and all restrictions thereon will lapse on the termination date, subject to the achievement of any applicable performance-vesting criteria applicable to Mr. Sodo’s equity awards prior to the termination date.

Termination by the Company without Cause or by Mr. Sodo for Good Reason: If Mr. Sodo’s employment with the Company should terminate during the term of the Employment Agreement at the election of the Company without Cause (as defined in the Employment Agreement), or upon a resignation by Mr. Sodo for Good Reason (as defined in the Employment Agreement), then the Company will pay Mr. Sodo (i) the Accrued Benefits, (ii) any accrued but unpaid annual cash bonus for the calendar year prior to the year in which termination occurs, and subject to signing a general release of claims, (iii) an amount equal to (y) twelve (12) months base salary plus (z) an amount equal to the target level of the annual cash bonus for the calendar year in which the termination occurs. Solely for purposes of calculating such severance payment, the target level of Mr. Sodo’s annual cash bonus will not be less than his annual base salary. In addition, upon any such termination without Cause or for Good Reason, the promotion cash grant will become payable in full, and the promotion share grant and any previously granted annual stock bonus will become fully vested and all restrictions thereon will lapse on the termination date, subject to the achievement of any applicable performance-vesting criteria applicable to Mr. Sodo’s awards prior to the termination date. Mr. Sodo will generally be subject to one-year post-employment noncompetition and non-solicitation covenants.

Termination by the Company for Cause, by Mr. Sodo without Good Reason or a Non-Renewal of the Sodo Employment Agreement: If Mr. Sodo’s employment with the Company should be terminated during the term of the Employment Agreement by the Company for Cause, by Mr. Sodo without Good Reason or upon the non-renewal of the term by either party, the Company will pay Mr. Sodo only the Accrued Benefits and the Company will have no further obligations to Mr. Sodo under the Employment Agreement.

Paul H. McDowell

Mr. McDowell is party to an employment arrangement which became effective with the Company on January 8, 2014. Details of his termination scenarios are presented below.

Death or Disability: If Mr. McDowell’s employment arrangement is terminated due to his death or at the election of the Company due to his disability, Mr. McDowell will be entitled to the “Accrued Benefits” which shall collectively consist of: (i) any earned and accrued but unpaid base salary through the date of termination; (ii) reimbursement of unreimbursed insurance premiums for the calendar year prior to the date of termination; (iii) payment for any accrued but unused vacation; (iv) reimbursement for any unreimbursed business expenses incurred through the date of termination; (v) payment of any accrued but unpaid tax indemnification payment; and (vi) all other applicable payments under the Company’s benefits plans. In addition to the Accrued Benefits, Mr. McDowell would be due any accrued but unpaid annual bonus for the year prior to the year of termination and a pro rata bonus for the year in which such termination occurs. Additionally, any outstanding restricted equity issued to Mr. McDowell may vest in this scenario, subject to the terms and conditions of his equity awards.

Termination by the Company without Cause; Non-Renewal by the Company: If Mr. McDowell’s employment arrangement is terminated by the Company without Cause (as defined in his employment arrangement) or due to a non-renewal of his employment arrangement, Mr. McDowell will be entitled to: (i) the Accrued Benefits; (ii) a payment equal to the sum of: (A) the remaining base salary due for the remainder of the initial term of the arrangement; (B) an amount equal to the minimum bonuses due through the remainder of the initial term; (C) an amount equal to continued base salary for a period of up to 14 months following termination based upon the Company’s election whereby Mr. McDowell will be restricted from competition with the Company and solicitation of the Company’s clients and investors during such period (the “Election Period”); and (D) a pro rata minimum bonus determined by the length of the Election Period; (iii) any accrued but unpaid bonus for the year prior to the year of termination; (iv) a pro rata annual bonus; (v) subject to certain conditions, health coverage for 18 months following termination; (vi) subject to certain conditions, continued payment of life insurance premiums and disability coverage for 24 months following termination; and (vii) immediate vesting of all outstanding and unvested restricted share awards and other equity rights, unless superseded by the terms of an applicable award. Any severance benefits will be contingent upon Mr. McDowell’s execution of a release of claims against the Company.

Termination by the Company for Cause, Voluntary Resignation by Mr. McDowell or Non-Renewal by Mr. McDowell: Only the Accrued Benefits would be due to Mr. McDowell in connection with a termination by the Company for Cause, upon Mr. McDowell’s voluntary resignation or a non-renewal of Mr. McDowell’s employment arrangement by Mr. McDowell.

Thomas W. Roberts

As previously discussed, the Company is currently renegotiating the terms of Mr. Roberts’ January 16, 2014 employment letter. Under the terms of the current employment letter, Mr. Roberts is entitled to severance benefits in connection with a termination of Mr. Roberts’ employment by the Company without Cause (as defined in his employment letter). Certain of his equity may vest in certain other scenarios though, as described further below.

Death or Disability: To the extent equity awards issued to Mr. Roberts provided for vesting upon his death or disability, Mr. Roberts’ equity issued pursuant to such awards may vest.

Termination by the Company without Cause: In connection with a termination of Mr. Roberts’ employment by the Company without Cause, Mr. Roberts would be due an amount equal to his trailing 12 months’ annual cash compensation (inclusive of his then current base salary, together with any annual cash bonus paid in the 12-month period prior to his termination). Additionally, he will be entitled to full vesting of his equity awards. Mr. Roberts will be subject to a one-year post- employment noncompetition covenant.

Resignation by Mr. Roberts with Good Reason: Although Mr. Roberts’ employment letter does not provide additional payouts in connection with his resignation from the Company with Good Reason, certain of Mr. Roberts’ equity may accelerate and become fully vested should he resign with Good Reason (as defined in the applicable equity award).

Michael T. Ezzell

Mr. Ezzell is party to an at-will employment letter with the Company. Therefore, in connection with the termination of his employment, there are no specific payouts provided for in his employment letter. However, pursuant to certain termination scenarios, such as a termination of Mr. Ezzell’s employment by the Company without Cause or upon Mr. Ezzell’s death or disability, certain of his equity may vest pursuant to the terms of his applicable equity awards, subject to his execution of a release of claims against the Company.

Equity Plan

As it applies to outstanding awards as of December 31, 2014, the Equity Plan provides that in the event of a change in control (as defined therein), all outstanding awards become fully vested and that any performance conditions on awards are deemed fully achieved.

Interim Executive

William G. Stanley

On December 15, 2014, the Board appointed William G. Stanley, then the Company’s Lead Independent Director, to serve in the full-time positions of Interim Chief Executive Officer and Interim Chairman of the Board. While in this role, Mr. Stanley received $150,000 per month (the “Monthly Retainer”) in lieu of any other Board cash retainers and cash fees. Mr. Stanley continued to be eligible to receive the equity retainer payable to directors. In connection with the appointments of Glenn J. Rufrano as Chief Executive Officer and Hugh R. Frater as Non-Executive Chairman of the Board, each effective April 1, 2015, Mr. Stanley resigned from his positions as Interim Chief Executive Officer and Interim Chairman of the Board on such date. Mr. Stanley’s position as Interim Chief Executive Officer was not documented in a formal employment agreement and he was due no additional fees or benefits upon his resignation on April 1, 2015, aside from any accrued and unpaid amounts of his Monthly Retainer.

Former Executives

Nicholas S. Schorsch, David S. Kay, Lisa E. Beeson and Brian S. Block

As depicted in the “ –Termination Scenario Table” section below, each of Nicholas S. Schorsch, David S. Kay, Lisa E. Beeson and Brian S. Block voluntarily resigned from the Company prior to December 31, 2014. Therefore, in the table, we have only presented the actual payouts made to each of these individuals in respect of his or her voluntary resignation as it occurred. The details of the actual payments made in connection with their resignations are further described below.

Nicholas S. Schorsch

In connection with Mr. Schorsch’s resignation on December 12, 2014 from all of his capacities with the Company, the Operating Partnership, the Company’s subsidiaries and certain Company-related entities (including the non-traded real estate investment trusts sponsored or managed by the Company or its affiliates), Mr. Schorsch entered into an agreement (the “Schorsch Separation Agreement”) with the Company on such date pursuant to which he received accrued and unpaid salary (including salary in lieu of accrued but unused vacation), reimbursement of expenses and other accrued and vested benefits in accordance with the Company’s retirement, pension or benefit arrangements, in each case only due and owing up to and including December 12, 2014, as well as Company-paid medical and dental coverage for him and his family for one year (to the extent then currently provided) and the first-year premium of his life insurance policy. In consideration for the accelerated vesting of 1,000,000 restricted shares of the Company’s common stock (the “Subject Shares”) previously granted to Mr. Schorsch pursuant to a retention award (the “Retention Award”) under his employment agreement, dated as of October 21, 2013 (as reformed pursuant to documentation executed contemporaneously with the Schorsch Separation Agreement and attached as exhibits thereto, the “Schorsch Employment Agreement”), Mr. Schorsch agreed to relinquish and forfeit the other 1,000,000 restricted shares previously granted under the Retention Award that might otherwise vest subsequent to December 12, 2014, any participation or award under the OPP and any other equity award under the Schorsch Employment Agreement. Mr. Schorsch further agreed that the Subject Shares were in full satisfaction of any amounts currently owed to him or that may become owed to him in the future under the Schorsch Employment Agreement, a related restricted stock agreement, the OPP or any other compensatory or incentive arrangement (written or oral) or other document that Mr. Schorsch had entered into with the Company or the Operating Partnership, except for those described in the second sentence of this paragraph. Mr. Schorsch also agreed to use all reasonable efforts to cooperate with the Company and the Operating Partnership in connection with any restatements of previously–issued financial statements and similar matters. Certain provisions of the Schorsch Employment Agreement that survive the end of Mr. Schorsch’s employment will remain in effect, including Mr. Schorsch’s right to receive continuing directors’ and officers’ insurance coverage.

The Subject Shares are subject to a clawback pursuant to which Mr. Schorsch has agreed to deliver the Subject Shares (together with the amount of dividends thereon declared and received after December 12, 2014) promptly to the Company if (a) a final adjudication is entered by a court of competent jurisdiction in a proceeding in which Mr. Schorsch is a party (as to which all rights of appeal have been exhausted or lapsed) finding that Mr. Schorsch breached his fiduciary duty of loyalty or (b) there is a finding or admission of fraud or misconduct by Mr. Schorsch in connection with any regulatory, administrative or other proceeding in which Mr. Schorsch is a party (as to which all rights of appeal have been exhausted, forfeited or lapsed), in the case of either (a) or (b) in connection with his responsibilities as an officer or director of the Company.

David S. Kay

On December 14, 2014, Mr. Kay, the Company and the Operating Partnership entered into a separation agreement and release (the “Kay Separation Agreement”) in connection with Mr. Kay’s resignation from his positions with the Company, the Operating Partnership and all other positions with the Company’s subsidiaries and certain Company-related entities (including the non-traded real estate investment trusts sponsored or managed by the Company or its affiliates) as of December 15, 2014. Pursuant to the Kay Separation Agreement, Mr. Kay was entitled to receive, through December 15, 2014, his accrued and unpaid salary (including salary in lieu of accrued but unused vacation), reimbursement of expenses and other accrued and vested benefits due in accordance with the Company’s retirement, pension or benefit arrangements. Mr. Kay agreed that he was not entitled to receive any unvested equity award, including a promotion grant of $4,000,000 in restricted shares, or any other payments and benefits under his amended and restated employment agreement, dated as of October 1, 2014, with the Operating Partnership (the “Kay Amended Employment Agreement”) or any participation in the OPP. The Company and Mr. Kay also agreed to rescind the transfer to Mr. Kay of fully vested shares of the Company’s common stock equal in value to $2 million originally issued to Mr. Kay on October 1, 2014 pursuant to the Kay Amended Employment Agreement, and Mr. Kay agreed to return such shares and all dividends paid with respect thereto to the Company prior to December 31, 2014. Such rescission was completed prior to December 31, 2014. Certain provisions of the Kay Amended Employment Agreement that survive the end of Mr. Kay’s employment will remain in effect, including Mr. Kay’s right to receive continuing directors’ and officers’ insurance coverage. Furthermore, the Company agreed to reduce the duration of Mr. Kay’s covenant not to compete from 12 to six months.

Lisa E. Beeson

On December 15, 2014, Ms. Beeson, the Company and the Operating Partnership entered into a separation agreement and release (the “Beeson Separation Agreement”) in connection with Ms. Beeson’s resignation from her positions with the Company, the Operating Partnership and all other positions with the Company’s subsidiaries and certain Company-related entities (including the non-traded real estate investment trusts sponsored or managed by the Company or its affiliates) as of such date. Pursuant to the Beeson Separation Agreement, Ms. Beeson was entitled to receive, through December 15, 2014, her accrued salary (including salary in lieu of accrued but unused vacation), reimbursement of expenses, and other accrued and vested benefits due in accordance with the Company’s retirement, pension or benefit arrangements. Ms. Beeson agreed that she was not entitled to receive any unvested equity award or any other payments and benefits under her amended and restated employment agreement, dated as of October 1, 2014, with the Operating Partnership (the “Beeson Amended Employment Agreement”) or any participation in the OPP. Certain provisions of the Beeson Amended Employment Agreement that survive the end of Ms. Beeson’s employment will remain in effect including Ms. Beeson’s right to receive continuing directors’ and officers’ insurance coverage. Furthermore, the Company agreed to reduce the duration of Ms. Beeson’s covenant not to compete from 12 to six months.

Brian S. Block

In connection with Mr. Block’s October 28, 2014 resignation from all of his positions with the Company, the Operating Partnership, the Company’s subsidiaries and the certain Company-related entities (including the non-traded real estate investment trusts sponsored or managed by the Company or its affiliates), he delivered a resignation letter to the Board of Directors. In the letter, Mr. Block confirmed that no portion of his retention awards or OPP award made pursuant to his employment agreement, dated as of October 21, 2013, had vested. Mr. Block also relinquished any portion of any equity awards that may have vested prior to his resignation date. Mr. Block remained entitled to receive any accrued and unpaid salary (including salary in lieu of accrued but unused vacation) and reimbursement of expenses.

Termination Scenario Table

The table below provides certain estimates of the payments and benefits that would be provided under the following terminations as if they had occurred as of December 31, 2014. The value of vested equity is based on the closing price of the Company’s common stock on December 31, 2014 of $9.05. As noted in “ – Payments upon Termination or Change-in-Control”, the terminations of the Former Executives identified below were considered voluntary resignations on the specific terms pursuant to which they departed from the Company. Amounts paid to the Former Executives upon termination, as presented in the table below, are exclusive of certain ordinary course compensation payments made during 2014 while the Former Executive was employed by the Company, such as base salary and other compensation. See the “Summary Compensation Table” and “Compensation Discussion and Analysis” above for the total net amount of 2014 compensation received by each of the departed named executive officers.

Name and Termination Scenario	Severance ($)		Vested Equity ($)	Benefits ($)		Total Payout ($)
Current Executives
Michael J. Sodo(1)
Death or Disability	$—		$68,880	$8,106	(7)	$76,986
Without Cause or Good Reason	—		68,880	8,106	(7)	76,986
For Cause or Non-Renewal	—		—	8,106	(7)	8,106
Voluntary Resignation	—		—	8,106	(7)	8,106
Change in Control	—		68,880	—		68,880
Paul H. McDowell
Death or Disability	180,000	(4)	155,325	75,856	(8)	411,181
Without Cause	1,436,884	(5)	155,325	119,356	(9)	1,711,565
For Cause or Non-Renewal	—		—	22,856	(7)	22,856
Voluntary Resignation	—		—	22,856	(7)	22,856
Change in Control	—		155,325	—		155,325
Thomas W. Roberts
Death or Disability	—		528,846	19,483	(7)	548,329
Without Cause or Good Reason	1,933,970	(6)	2,055,789	19,483	(7)	4,009,242
For Cause or Non-Renewal	—		—	19,483	(7)	19,483
Voluntary Resignation	—		—	19,483	(7)	19,483
Change in Control	—		2,055,789	—		2,055,789
Michael T. Ezzell
Death or Disability	—		396,643	26,923	(7)	423,566
Without Cause	—		396,643	26,923	(7)	423,566
For Cause or Non-Renewal	—		—	26,923	(7)	26,923
Voluntary Resignation	—		—	26,923	(7)	26,923
Change in Control	—		396,643	—		396,643
Interim Chief Executive Officer
William G. Stanley(2)	—		—	—		—

Former Executives

Nicholas S. Schorsch(3)
Voluntary Resignation	—		8,990,000	193,194	(7)	9,183,194
David S. Kay(3)
Voluntary Resignation	—		—	113,320	(7)	113,320
Lisa E. Beeson(3)
Voluntary Resignation	—		—	63,063	(7)	63,063
Brian S. Block(3)
Voluntary Resignation	—		—	46,153	(7)	46,153

(1)	Mr. Sodo was not yet party to the Sodo Employment Agreement as of December 31, 2014. The table below provides the estimates of the payments and benefits that would have been provided under the following terminations as if they had occurred and if the Sodo Employment Agreement was in effect on its original terms as of December 31, 2014.

Name and Termination Scenario	Severance ($)	Vested Equity ($)	Benefits ($)	Total Payout ($)
Michael J. Sodo
Death or Disability	$696,667	$393,880	$8,106	$1,098,653
Without Cause or Good Reason	1,450,000	393,880	8,106	1,851,986
For Cause or Non-Renewal	—	—	8,106	8,106
Voluntary Resignation	—	—	8,106	8,106
Change in Control	—	68,880	—	68,880

(2)	As noted in “ – Payments upon Termination or Change-in-Control” above, Mr. Stanley did not enter into a formal employment agreement with the Company upon his appointment as Interim Chief Executive Officer on December 15, 2014 and was only entitled to the Monthly Retainer. Therefore, no amounts have been presented for Mr. Stanley in connection with the termination of his service as Interim Chief Executive Officer.
(3)	Reflects actual amounts paid to the former executive upon their respective resignation.
(4)	Reflects pro rata annual bonus for 2014.
(5)	Reflects remaining base salary and minimum bonuses through end of initial term and pro rata annual bonus for 2014.
(6)	Reflects cash compensation received in the immediately preceding 12 months.
(7)	Reflects accrued vacation.
(8)	Reflects 18 months of health coverage and continued payment of life insurance premiums and accrued vacation.
(9)	Reflects 24 months of health coverage and continued payment of life insurance premiums and accrued vacation.

Compensation of Directors

The following table sets forth the information regarding the compensation of our current and former directors who served during the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total Compensation ($)
William G. Stanley (3)	$170,500	$587,010	$—	$37,354	(4)	$794,864
Thomas A. Andruskevich	144,000	50,378	—	10,408	(5)	204,786
Bruce D. Frank	90,750	—	—	2,150	(5)	92,900

Former Directors

Nicholas S. Schorsch	$—	$—	$—	$—		$—
David S. Kay	—	—	—	—		—
William M. Kahane	53,827	556,778	—	10,400	(4)	621,005
Edward M. Weil, Jr.	57,327	556,778	—	10,400	(4)	625,505
Leslie D. Michelson	214,750	692,817	—	77,674	(6)	985,241
Scott J. Bowman	173,944	587,010	—	38,298	(7)	799,252
Edward G. Rendell	224,000	556,778	—	37,118	(8)	817,896
Scott P. Sealy, Sr.	72,694	50,378	—	1,200	(4)	124,272

(1)	For a description of the annual non-employee director retainer fees and related payments, please see “Compensation of the Board of Directors – Board of Director Compensation Prior to January 1, 2015.”
(2)	Reflects the grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation and the assumptions used, see Note 19 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the named executive officers.
(3)	Excludes compensation while serving as interim chief executive officer. Refer to the “Summary Compensation Table” above for amounts paid while serving in capacity of interim chief executive officer.
(4)	Represents dividends on restricted stock.
(5)	Represents reimbursement of travel and other expenses.
(6)	Includes dividends on restricted stock of $43,010 and reimbursement of travel and other expenses of $34,664.
(7)	Includes dividends on restricted stock of $33,541 and reimbursement of travel and other expenses of 4,757.
(8)	Includes dividends on restricted stock of $35,738 and reimbursement of travel and other expenses of $1,380.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership by Directors, Officers and Certain Stockholders

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 24, 2015, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s current executive officers and directors;

•	all of the Company’s current executive officers and directors as a group; and

•	each of the former executive officers.

	Percentage of Common Stock
Name of Beneficial Owner	Shares Owned(4)		Percentage(5)
The Vanguard Group(1)	124,491,238		13.40%
Corvex Management LP(2)	70,644,429		7.60%
Directors and Executive Officers(3)
Hugh R. Frater	—		*
Julie G. Richardson	—		*
William G. Stanley(6)(8)	102,146		*
Thomas A. Andruskevich (7)(8)	138,576		*
Bruce Frank (8)	4,010		*
Glenn J. Rufrano	15,000		*
Michael J. Sodo(8)(10)	48,666		*
Richard A. Silfen(8)(9)	31,898		*
Gavin B. Brandon(8)	12,464		*
Paul H. McDowell(8)(11)	34,019		*
Thomas W. Roberts(8)	315,503		*
Michael T. Ezzell(8)	123,948		*

All directors and executive officers as a group	826,230		*

Former Executive Officers(12)
Nicholas S. Schorsch	15,368,970	(13)	1.65%
David S. Kay	—		*
Brian S. Block	731,661	(14)	*
Lisa E. Beeson	9,907		*

*	Represents less than 1% of the shares of Common Stock outstanding.
(1)	The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(2)	The address for Corvex Management LP is 712 Fifth Avenue, 23rd Floor, New York, New York, 10019.
(3)	The address for each of these persons is c/o American Realty Capital Properties, Inc., 2325 E. Camelback Road, Suite 1100, Phoenix, Arizona 85016.
(4)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of Common Stock if that person has or shares voting power or investment power with respect to those shares, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.
(5)

The total number of shares of Common Stock represents 929,002,753 shares outstanding as of April 24, 2015, which includes (i) 1,844,692 shares of Common Stock granted to our independent directors, employees and certain non-

employees that are subject to certain vesting restrictions, (ii) 97,356 of unvested restricted stock units and (iii) 23,763,797 OP units that are currently exchangeable for cash or, at our option as general partner of our Operating Partnership, shares of our Common Stock on a one-to-one basis. OP Units are exchangeable, except under certain limited circumstances, beginning one year from the date of issuance, which includes the holding period of any units that were converted into OP Units (e.g., LTIP Units) and have no expiration date.
(6)	Excludes 1,583 Series F Cumulative Redeemable Preferred Stock.
(7)	Includes 123,699 shares of Common Stock held in the Thomas A. Andruskevich 2011 Revocable Trust.
(8)	Some shares are subject to certain vesting restrictions.
(9)	Includes 19,611 shares of Common stock subject to certain vesting restrictions and 4,850 shares of Common Stock held by a limited partnership of which the officer owns indirectly a general partnership interest. The officer and his spouse together indirectly own an undivided 1.0% general partnership interest in the limited partnership that purchased the equity securities. The balance of the ownership of the limited partnership is held equally by the officer’s two children who reside in his household.
(10)	Excludes 35,912 performance-based restricted stock units granted April 1, 2015.
(11)	Excludes 10,241 time-based restricted stock units and 20,481 performance-based restricted stock units granted April 1, 2015.
(12)	Based on information available to the Company.
(13)	Includes 14,368,970 OP units that are currently exchangeable for cash, or at our option as general of our Operating Partnership, shares of our Common Stock on a one-to-one basis.
(14)	Includes 719,837 OP units that are currently exchangeable for cash, or at our option as general of our Operating Partnership, shares of our Common Stock on a one-to-one basis.

Equity Compensation Plan Information

The following table shows the amount of securities remaining available for future issuance under our equity compensation plans as of December 31, 2014.

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (Equity Plan)	85,251,708
Equity compensation plans not approved by security holders (2014 OPP)	—

Total	85,251,708

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions with AR Capital, LLC, RCS Capital Corporation and their Affiliates

Throughout the early part of 2014 and in connection with various transactions, the Company entered into related party transactions with affiliates of AR Capital, LLC and RCS Capital Corporation (“RCAP”), as further described below. A substantial majority of these transactions closed in the first quarter of 2014 and the Company has taken significant steps to eliminate its relationships with such parties.

On December 31, 2014, our Board of Directors determined to assign responsibility for reviewing, and, if appropriate, approving related person transactions to its Nominating and Corporate Governance Committee. To implement this change, the Board adopted an amendment to the bylaws of the Company (the “Bylaws”) to delete Section 3.11 (which had previously established a Conflicts Committee of the Board to review and, if appropriate, approve certain related person transactions) and amended the charters of the Audit Committee and the Nominating and Corporate Governance Committee. The amended charters of the Audit Committee and the Nominating and Corporate Governance Committee are available on the Company’s website at www.arcpreit.com.

Transition to Self-Management

Prior to January 8, 2014, the Former Manager, a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. On January 8, 2014, the Company completed its transition to self-management and in connection with becoming self-managed, it terminated the management agreement with the Former Manager. All of the equity interests in ARC were owned by the following former officers and/or directors of the Company: Nicholas S. Schorsch; William M. Kahane; Peter M. Budko; Edward M. Weil, Jr; and Brian S. Block while the management agreement was effective. Mr. Schorsch formerly served as the Company’s Chief Executive Officer and Executive Chairman of our Board of Directors and was the Chief Executive Officer of and owned a controlling interest in the Former Manager. Mr. Weil formerly served as director, President, Chief Operating Officer, Treasurer and Secretary of the Company and was the President, Chief Operating Officer, Treasurer and

Secretary of the Former Manager. Mr. Block formerly served as the Company’s Executive Vice President, Treasurer, Secretary and Chief Financial Officer and was the Executive Vice President and Chief Financial Officer of the Former Manager. Mr. Kahane, formerly an officer of the Company and one of the Company’s directors, controls ARC with Mr. Schorsch. Mr. Budko also previously held officer positions with the Company.

The Former Manager agreed to provide certain transition services to the Company for a 60-day period following the Company’s January 8, 2014 transition to self-management related to accounting, acquisition, investor and public relations, human resources and administration, payroll, benefits, insurance and risk management, information technology, telecommunications and Internet, and office management. Pursuant to this agreement, the Company paid $10.0 million to the Former Manager on January 8, 2014. In addition, on January 8, 2014, the Company, through the Operating Partnership, entered into the Asset Purchase and Sale Agreement with the Former Manager (the “Purchase Agreement”), pursuant to which the Former Manager agreed to transfer to the Company furniture, fixtures and equipment used by the Former Manager in connection with the business of the Company. Under the Purchase Agreement, the Company paid the Former Manager $10.0 million for the furniture, fixtures and equipment and certain unreimbursed expenses. In addition, the Company paid RCS Advisory Services, LLC (“RCS Advisory”), a subsidiary of RCAP, $2.9 million in respect of the Transaction Management Services Agreement. Pursuant to the Transaction Management Services Agreement, dated December 9, 2013, the Company and the Operating Partnership agreed to pay RCS Advisory an aggregate fee of $2.9 million in connection with providing the following services: transaction management support related to the Cole Merger up to the date of the Transaction Management Services Agreement and ongoing transaction management support, marketing support, due diligence coordination and event coordination up to the date of the termination of the Transaction Management Services Agreement. The Transaction Management Services Agreement expired on the consummation of the Company’s transition to self-management on January 8, 2014. Refer to “Provision of Investment Banking Services to the Company by RCS Capital” below for a description of the relationship between the Company and RCS Advisory and RCAP.

Management Agreements with the Former Manager and Affiliates

Prior to the termination of the amended and restated management agreement on January 8, 2014, the Company paid the Former Manager an annual base management fee equal to 0.50% per annum of average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance, for the value of assets up to $3.0 billion and 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The management fee was generally payable in cash; however in lieu of cash, on January 21, 2014, the Former Manager agreed to settle all outstanding balances in stock, resulting in the Company issuing 388,461 shares of common stock to the Former Manager. The management fee was payable independent of the performance of the Company’s portfolio. Prior to the termination of the amended and restated management agreement as a result of the Company’s transition to self-management, the Company was required to pay the Former Manager a quarterly incentive fee, calculated based on 20% of the excess of annualized core earnings (as defined in the management agreement with the Former Manager) over the weighted-average number of shares multiplied by the weighted-average price per share of common stock. One half of each quarterly installment of the incentive fee would be payable in shares of common stock. The remainder of the incentive fee would be payable in cash. No incentive fees were incurred or paid for the year ended December 31, 2014.

The Company agreed to pay certain fees and make certain reimbursement during the year ended December 31, 2014 to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the year ended December 31, 2014, these expenses totaled $2.0 million.

In connection with the asset management services provided by American Realty Capital Advisors IV, LLC (“ARCT IV Advisor”), an affiliate of ARC, ARCT IV issued (subject to periodic approval by ARCT IV’s board of directors) to the ARCT IV Advisor performance-based restricted partnership units of the ARCT IV OP designated as “ARCT IV Class B Units,” which were intended to be profit interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT IV OP’s assets plus all distributions that equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of ARCT IV’s independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the ARCT IV Advisor was still providing advisory services to ARCT IV.

The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued during the year ended December 31, 2013 and for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units at that time. No additional expense was recorded during the year ended December 31, 2014.

Provision of Investment Banking Services to the Company by RCS Capital

Mr. Schorsch was a direct and significant stockholder in 2014 of RCAP, the parent of American National Stock Transfer, LLC, Realty Capital Securities, LLC (“RCS Capital”) and RCS Advisory. Additionally, each of Messrs. Block, Budko, Kahane and Weil held direct and/or critical positions at RCAP. During the year ended December 31, 2014, the Company engaged RCS Capital to provide investment banking and strategic advisory services to the Company in connection with several mergers (including the ARCT IV Merger, the Cole Merger and the Multi-tenant Spin-off described below), large portfolio acquisitions and certain equity and debt offerings. Each engagement provided for a standard success-based fee or structuring fee that was paid or was payable at the closing of a particular transaction. Additionally, such engagements provided for the reimbursement of certain out of pocket expenses to RCS Capital in connection with the provision of services in respect of such engagements. During the year ended December 31, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS Capital for strategic advisory services related to the Company’s acquisition of certain properties in the Fortress Portfolio and $0.6 million (equal to 0.25% of the contract purchase price) related to the Company’s acquisition of certain properties in the Inland Portfolio.

Acquisition of ARCT IV

On January 3, 2014, the Company acquired ARCT IV pursuant to the Agreement and Plan of Merger (the “ARCT IV Merger Agreement”), dated as of July 2, 2013, as amended on October 6, 2013 and October 11, 2013, by and among the Company, ARCT IV, Thunder Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of our Operating Partnership, American Realty Capital Operating Partnership IV, L.P. (the “ARCT IV Operating Partnership”) and the Operating Partnership. In addition, pursuant to the ARCT IV Merger Agreement, the ARCT IV Operating Partnership completed its merger with and into the Operating Partnership, with the Operating Partnership being the surviving entity (the “ARCT IV Partnership Merger”).

In connection with the consummation of the ARCT IV Merger and the ARCT IV Partnership Merger, certain entities affiliated with ARC received the following amounts from the Company or its subsidiary during the year ended December 31, 2014 (in thousands):

Recipient	Description	Amount
American Realty Capital Advisors IV, LLC	Brokerage commission	$8,400
American Realty Capital Advisors IV, LLC	Sale of certain furniture, fixtures, equipment and other assets and reimbursement of certain costs	$5,800
Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC	Retention as non-exclusive advisor and information agent, respectively, to the Company in connection with the ARCT IV Merger	$640	(1)
Realty Capital Securities, LLC	Provision of financial advisory and strategic services to the Company prior to the consummation of the ARCT IV Merger	$7,662	(1)
ARC Advisory Services, LLC and RCS Advisory Services, LLC	Provision of legal support services prior to the date of the ARCT IV Merger Agreement	$500	(1)
Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC	Retention as non-exclusive advisor and information agent, respectively, to ARCT IV in connection with the ARCT IV Merger	$750	(1)
ARC Advisory Services, LLC and RCS Advisory Services, LLC	Provision of certain transition services in connection with the ARCT IV Merger	$2,000	(1)
American Realty Capital Advisors IV, LLC	Asset management services following consummation of the ARCT IV Merger	$1,352	(1)
Realty Capital Securities, LLC	Provision of financial advisory and strategic services to ARCT IV prior to the consummation of the ARCT IV Merger	$7,662	(1)
Realty Capital Securities, LLC, RCS Advisory Services, LLC and American National Stock Transfer, LLC	Expense reimbursements in connection with the ARCT IV Merger	$417

(1)	Includes amounts expensed during the year ended December 31, 2013, but paid by the Company during year ended December 31, 2014.

In addition, on January 3, 2014, the Operating Partnership entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”), ARC Real Estate and the ARCT IV Operating Partnership. In connection with ARCT IV management’s successful attainment of the 6% performance hurdle and the return to the ARCT IV’s stockholders of approximately $358.3 million in addition to their initial investment (determined based on the value of the merger consideration per share of ARCT IV’s common stock of: (i) $9.00 in cash; (ii) 0.5190 of a share of the Common Stock (valued at $6.70 using the Common Stock closing price of $12.91 on the trading day of the ARCT IV Merger and representing 21.9% of the total nominal consideration); and (iii) 0.5937 of a share of the Company’s 6.70% Series F Cumulative Redeemable Preferred Stock (NASDAQ: ARCPP) (valued at $14.84 based on the liquidation preference of $25.00 per share and representing 48.6% of the total nominal consideration), for a fixed nominal consideration, as of January 3, 2014, of $30.54), the ARCT IV Special Limited Partner was entitled to receive a subordinated distribution of net sales proceeds from the ARCT IV Operating Partnership in an amount equal to approximately $63.2 million (the “ARCT IV Subordinated Distribution Amount”). Pursuant to the ARCT IV Contribution and Exchange Agreement, (i) the ARCT IV Special Limited Partner contributed its interest (with a value equal to the ARCT IV Subordinated Distribution Amount) to the ARCT IV Operating Partnership in exchange for an amount of common units of equity ownership of the ARCT IV Operating Partnership equivalent to 6,734,148 common units of equity ownership of the Operating Partnership, or $78.2 million, which were automatically converted into such Operating Partnership common units upon consummation of the ARCT IV Partnership Merger, and (ii) ARC Real Estate, contributed $750,000 in cash to the ARCT IV Operating Partnership, effective prior to the consummation of the ARCT IV Merger and ARCT IV Partnership Merger, in exchange for an amount of common units of equity ownership of the ARCT IV Operating Partnership equivalent to 79,872 common units of equity ownership of our Operating Partnership, which were automatically converted into such OP Units upon consummation of the ARCT IV Partnership Merger. For a description of the ownership interests of the Company’s officers and directors in AR Capital, LLC, see “— Transition to Self-Management” above.

Acquisition of Cole

On February 7, 2014, the Company acquired Cole (the “Cole Merger”) pursuant to the Agreement and Plan of Merger (the “Cole Merger Agreement”), dated as of October 22, 2013, by and among the Company, Cole and Clark Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company.

In connection with the consummation of the Cole Merger, each of RCAP, RCS Advisory and ANST received the following amounts from the Company during the year ended December 31, 2014 (in thousands).

Recipient	Description	Amount
Realty Capital Securities, LLC	Provision of financial advisory and strategic services to the Company prior to the consummation of the Cole Merger	$28,429	(1)
ANST	Retention as non-exclusive advisor and information agent, respectively, to the Company in connection with the Cole Merger	$750
Realty Capital Services, LLC, RCS Advisory Services, LLC and ANST	Expense reimbursements in connection with the Cole Merger	$1,051

(1)	Includes amounts expensed during the year ended December 31, 2013, but paid during the year ended December 31, 2014.

Multi-tenant Spin-off

The Company entered into an agreement with RCS, under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the spin-off of the Company’s multi-tenant shopping center business. During the year ended December 31, 2014, the Company incurred $1.8 million of fees under such agreements.

Assumption of RCS Advisory Services, LLC Services Agreement

Pursuant to an Assignment and Assumption Agreement dated January 8, 2014, between ARC and RCS Advisory, an entity under common ownership with the Former Manager, ARC assigned to the Company, and the Company assumed, the rights and obligation under that certain Services Agreement (the “Services Agreement”), dated as of June 10, 2013, between ARC and RCS Advisory. Under the Services Agreement, RCS Advisory and its affiliates agreed to provide certain transaction management services to the Company (including, without limitation, offering registration, regulatory advice with respect to the SEC and FINRA, registration maintenance, transaction management, marketing support, due diligence advice and related meetings, events training and education and conference management) and other services, employees and other resources. Such services were charged hourly. During the year ended December 31, 2014, pursuant to the Services Agreement, the Company incurred $2.2 million of costs related to the Company’s ATM equity program and common stock offering.

Audrain Building and Other Offices

The Company incurred fees and expenses payable to ARC Real Estate Partners, LLC (“ARC Real Estate”), a subsidiary of the Former Manager, or payable to a third party on behalf of ARC Real Estate for amenities related to Audrain (defined below) and certain other offices totaling $11.0 million for the year ended December 31, 2014, of which $8.7 million related to Audrain, as defined below. In addition, on October 4, 2013, the Company entered into a lease agreement with a subsidiary of ARC Real Estate, an affiliate of the Former Manager, to lease space in a building in Newport, Rhode Island (“Audrain”) for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the year ended December 31, 2014, the Company incurred and paid $0.3 million for base rent, which was partially offset by $17,000 of rental revenue received from the subtenants during the year ended December 31, 2014.

As a result of findings of the investigation conducted by the Audit Committee, the Company terminated this lease agreement and was reimbursed for the tenant improvement and furniture costs incurred by the Company totaling $8.5 million, during the year ended December 31, 2014. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.

In addition, the Company paid an affiliate of the Former Manager $0.6 million for rent and $1.1 million for leasehold improvements and furniture and fixtures related to the New York (405 Park) office, $0.5 million for leasehold improvements and furniture and fixtures related to the Phoenix office, and an aggregate of $0.1 million for rent related to the Pennsylvania and North Carolina offices. The Company has since vacated the New York (405 Park), Pennsylvania and North Carolina offices.

Equity Awards

The Company entered into a 2013 Advisor Multi-Year Outperformance Agreement (the “Advisor OPP”) with the Operating Partnership and the Former Manager on February 28, 2013. Under the Advisor OPP, the Former Manager was granted 8,241,101 LTIP units which, pursuant to the terms of the Advisor OPP, were to be earned or forfeited based on the level of achievement of the performance metrics under the OPP. The performance period under the OPP commenced on December 11, 2012 and was scheduled to end on December 31, 2015, with interim measurement periods ending on December 31, 2013 and 2014. Any LTIP units were to be earned under the OPP and were to vest .333 on each of December 31, 2015, 2016 and 2017, and the Former Manager would have been entitled to convert an LTIP unit into an OP Unit within 30 days following each vesting date. In addition, the Advisor OPP provided for accelerated earning and vesting of LTIP units if the Former Manager was terminated or if the Company experienced a change in control. The Former Manager was entitled to receive a tax gross-up in the event that any amounts paid to it under the OPP constituted “parachute payments” as defined in Section 280G of the Code.

Effective January 8, 2014, in connection with the Company’s successful transition to self-management, the Compensation Committee determined that each of the 8,241,101 LTIP Units issued under the Advisor OPP were fully vested and earned. The LTIP Units were converted into OP Units by the Former Manager and distributed to the members of ARC ratably on such date.

The Former Manager is directly wholly owned by ARC. For a description of the ownership interests of the Company’s officers and directors in ARC, see “— Transition to Self-Management” above.

In addition, during the year ended December 31, 2014, the Company granted 796,075 restricted stock awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who are affiliates of the Former Manager. The grant date fair value of the awards was $12.5 million.

Tax Protection Agreement

The Company is party to a tax protection agreement with ARC Real Estate, an affiliate of ARC, which contributed its 100% indirect ownership interests in 63 of the Company’s properties to the Operating Partnership in the formation transactions related to the Company’s IPO. Pursuant to the tax protection agreement, the Company has agreed to indemnify ARC Real Estate for its tax liabilities (plus an additional amount equal to the taxes incurred as a result of such indemnity payment) attributable to its built-in gain, as of the closing of the formation transactions, with respect to its interests in the contributed properties (other than two vacant properties contributed), if the Company sells, conveys, transfers or otherwise disposes of all or any portion of these interests in a taxable transaction on or prior to September 6, 2021. The sole and exclusive rights and remedies of ARC Real Estate under the tax protection agreement will be a claim against the Operating Partnership for its tax liabilities as calculated in the tax protection agreement, and ARC Real Estate shall not be entitled to pursue a claim for specific performance or bring a claim against any person that acquires a protected party from the Operating Partnership in violation of the tax protection agreement. ARC Real Estate is owned and controlled in the same manner as ARC. For a description of the ownership interests of the Company’s officers and directors in ARC, see “— Transition to Self-Management” above.

Unconsummated Sale of Cole Capital to RCAP

On September 30, 2014, the Company entered into an equity purchase agreement, pursuant to which RCAP would acquire Cole Capital for at least $700.0 million. As part of the transaction, the Company would be entitled to an earn-out of up to an additional $130.0 million based upon Cole Capital’s 2015 earnings before income taxes, depreciation and amortization. On November 3, 2014, the Company received notice from RCAP purporting to terminate the agreement. On December 4, 2014, the Company issued a press release announcing that it had entered into a settlement agreement with RCAP that resolved their dispute relating to the agreement.

The settlement included: $42.7 million in cash paid by RCAP to the Company; a $15.3 million unsecured note issued by RCAP to the Company; and a release of the Company from its obligation to pay $2.0 million to RCAP for services performed in relation to the 2014 common stock offering. The $42.7 million in cash included a $10.0 million payment already delivered to the Company by RCAP in connection with the Agreement. In addition, the Company and RCAP have agreed to terminate, unwind or otherwise discontinue all agreements, arrangements and understandings between the two parties and any of their respective subsidiaries.

Related Party Transactions with the Managed REITs in Ordinary Course of Cole Capital’s Business

As part of the Company’s operation of its Cole Capital segment, it is contractually responsible for managing the affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, INAV and CCIT II, the “Managed REITs”) on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for services relating to these services. Certain of our executive officers have also served as directors and/or executive officers of the Managed REITs concurrently. Additionally, information contained herein in respect to the Managed REITs is presented through December 31, 2014, however these arrangements are ongoing. The Company also provided these services to Cole Credit Property Trust, Inc. (“CCPT”) and Cole Corporate Income Trust, Inc. (“CCIT”) until completion of liquidation events on May 19, 2014 and January 29, 2015, respectively.

Advisory Agreements

During the year ended December 31, 2014, the Company, through directly or indirectly controlled affiliate entities, was a party to independent advisory agreements with CCPT IV, CCIT, INAV, CCIT II and CCPT V, whereby it earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT.

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

The Company recorded fees and expense reimbursements as shown in the table below for services provided primarily to the Managed REITs (as described above) during the period from February 7, 2014 (the “Cole Acquisition Date”) to December 31, 2014 (in thousands).

	Period from the Cole Acquisition Date to December 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other (1)
Operations:
Acquisition fee revenue	$35,253	$7,705	4,943	$12,525	$—	$246
Asset management fee revenue	—	—	—	—	—	900
Property management and leasing fee revenue	—	—	—	—	—	877
Operating expense reimbursement revenue	6,574	2,543	2,931	598	448	—
Advisory and performance fee revenue	19,915	629	16,933	1,493	1,936	—

Total	$61,742	$10,877	$24,807	$14,616	$2,384	$2,023

(1)	Includes fees earned from CCPT tenant-in-common programs and Delaware statutory trust programs.

Dealer Manager Agreements

Cole Capital Corporation, an indirectly controlled affiliate of the Company, generally receives a selling commission of up to 7.0% of gross offering proceeds related to the sale of shares of CCPT IV, CCIT II and CCPT V common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, the Company generally receives 2.0% of gross offering proceeds in the primary offerings, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the sale of CCPT IV, CCIT II and CCPT V shares of common stock. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares sold under the respective Managed REIT’s distribution reinvestment plans, under which the stockholders may elect to have distributions reinvested in additional shares. CCPT IV closed its offering in February 2014.

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

All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of December 31, 2014, the Company had $12.9 million of organization and offering costs paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering.

The table below shows the commissions, fees and expense reimbursements recorded by the Company and the related commissions and distribution fees reallowed to participating broker-dealers for services provided to the Managed REITs during the period from the Cole Acquisition Date to December 31, 2014 (in thousands).

	Period from the Cole Acquisition Date to December 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,113	$11,534	$(4)	$15,817	$562	$57,022
Selling commissions reallowance expense	(29,113)	(11,534)	4	(15,817)	(562)	(57,022)
Dealer manager and distribution fee revenue	8,771	3,403	(1)	4,806	555	17,534
Dealer manager fees reallowance expense	(4,971)	(1,794)	1	(2,357)	(49)	(9,170)
Other expense reimbursement revenue	3,748	3,475	—	4,844	486	12,553

Due from Affiliates

In January 2014, the Company, through a subsidiary, entered into a $10.0 million subordinate revolving line of credit with CCIT II (the “CCIT II Loan”). The CCIT II Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on January 13, 2015. On November 11, 2014, Series C entered into a second modification agreement to the CCIT II Loan, in order to extend the maturity date to January 13, 2016. As of December 31, 2014, the amount outstanding under the CCIT II Loan was $30.0 million and for the year ended December 31, 2014, we earned $280,000 in interest under the CCIT II Loan.

In March 2014, the Company, through a subsidiary, entered into a $10.0 million subordinated revolving line of credit with CCPT V. On September 24, 2014, we entered into a modification agreement in order to increase the maximum principal amount of the subordinated revolving line of credit to $60.0 million. On November 11, 2014, we entered into a second modification agreement to the CCPT V Loan, in order to extend the maturity date to March 17, 2016 (the “CCPT V Loan”). The CCPT V Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2016. In the event the CCPT V Loan is not paid off on the maturity date, the loan includes default provisions. Upon the occurrence of an event of default, interest on the CCPT V Loan will accrue at an annual default interest rate equal to 4.0% above the stated interest rate. As of December 31, 2014, the amount outstanding under the CCPT V Loan was $20.0 million and for the year ended December 31, 2014, we earned $131,000 in interest under the CCPT V Loan.

In December 2014, the Company, through a subsidiary, entered into a $20.0 million unsecured revolving line of credit with INAV (“INAV Loan”). The INAV Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.45% with accrued interest payable monthly in arrears and principal due upon maturity on December 15, 2015. The INAV Loan had an interest rate of 2.61% as of December 31, 2014. In the event the INAV Loan is not paid off on the maturity date, the loan includes default provisions. As of December 31, 2014, no amounts were outstanding and for the year ended December 31, 2014, no interest income was earned under the INAV Loan.

Certain Conflict Resolution Procedures

Adoption of New Related Party Transactions Policy

As described above, the Board has determined to assign the responsibility for reviewing, and, if appropriate, approving related person transactions to its Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Thomas A. Andruskevich (Chairman), Bruce D. Frank, Hugh R. Frater, Julie G. Richardson and William G. Stanley.

Limitations on Personal Investments

Our Board of Directors has adopted a policy with respect to any proposed investments by our directors or officers, which we refer to as the “covered persons,” in our target properties. This policy provides that any proposed investment by a covered person for his or her own account in any of our target properties will be permitted if the capital required for the investment does not exceed the lesser of (i) $5 million or (ii) 1% of our total stockholders’ equity as of the most recent month end (the “personal investment limit”). To the extent that a proposed investment exceeds the personal investment limit, our Board of Directors will only permit the covered person to make the investment (i) upon the approval of the disinterested directors, or (ii) if the proposed investment otherwise complies with the terms of any other related party transaction policy our Board of Directors may adopt in the future.

Operating Partnership

We have adopted policies that are designed to eliminate or minimize certain potential conflicts of interest, and the limited partners of the Operating Partnership have agreed that in the event of a conflict between the duties owed by our directors to the Company and the Company’s duties, in its capacity as the general partner of the Operating Partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners.

Real Estate Allocation Policy with Cole Non-traded REITs

In connection with the acquisition of Cole, we acquired certain advisory agreements with the Managed REITs. The Managed REITs’ investment strategies focus on the acquisition of net lease real estate, overlapping with our investment strategy in certain circumstances. Thus, we intend to allocate investment opportunities in light of the following criteria:

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the potential acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	the amount of funds available to each entity and the length of time such funds have been available for investment;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If we determine that an investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial or retail) will first be offered such investment opportunity.

ARCP retains a right of first refusal in relationship to CCIT II and CCPT V with respect to all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100.0 million, the majority of whose aggregate asset value is composed of single-tenant real estate and real estate-related assets.

Director Independence

The Board of Directors has considered the independence of each director in accordance with the elements of independence set forth in the listing standards of NASDAQ. The Board of Directors has affirmatively determined that Hugh R. Frater, Julie G. Richardson, William G. Stanley, Thomas A. Andruskevich and Bruce D. Frank have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and are “independent” within the meaning of NASDAQ’s director independence standards and the Company’s Audit Committee independence standards, as currently in effect. Our Board of Directors has determined that each of the five independent directors satisfies the listing standards for independence. There are no familial relationships between any of our independent directors and executive officers.

Item 14. Principal Accounting Fees and Services.

Fees

Aggregate fees for professional services rendered by Grant Thornton LLP for the years ended December 31, 2014 and 2013 were as follows:

Audit Fees

Audit fees billed for professional services rendered for audits of the Company’s annual consolidated financial statements presented in the Company’s Annual Report on Form 10-K and for reviews of the Company’s quarterly consolidated financial statements presented in the Company’s Quarterly Reports on Form 10-Q were $3,321,531 and $1,581,942 for the fiscal years ended December 31, 2014 and 2013, respectively. In addition, audit fees billed for professional services rendered for the audit of the Company’s restatements of previously–issued financial statements for the fiscal year 2013 and the reviews of the Company’s restatements of previously-issued financial statements for the three months ended March 31, 2014 and the three and six months ended June 30, 2014 were $2,949,183. During the fiscal year ended December 31, 2014, the Company also incurred $954,154 for services provided related to the Multi-tenant Spin-off and comfort letter procedures performed. For the fiscal year ended December 31, 2013, fees for other services were $106,087 and related to audits performed under Regulation S-X Rule 3-14.

Audit Related Fees

There were no audit related fees for the fiscal years ended December 31, 2014 or 2013.

Tax Fees

There were no tax fees for services rendered by Grant Thornton LLP for the fiscal years ended December 31, 2014 and 2013.

All Other Fees

There were no other fees for fiscal years ended December 31, 2014 or 2013.

Pre-Approval Policies and Procedures

All services rendered by Grant Thornton LLP, the Company’s independent auditor, were pre-approved by the Audit Committee. In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services were compatible with the provision of non-audit independent audit services. The Audit Committee discussed these services with the independent auditor and the Company’s management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as amended, as well as the American Institute of Certified Public Accountants (“AICPA”).

PART IV

Item 15. Exhibit Index and Financial Statement Schedules.

(a)	Financial Statement Schedules

See the Index to the Consolidated Financial Statements (including Schedule of Real Estate and Accumulated Depreciation and Schedule of Mortgage Loans on Real Estate) at page F-1 of the Original Filing

(b)	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

2.1 (1)	Agreement and Plan of Merger by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P., dated as of December 14, 2012**

2.2 (7)	Agreement and Plan of Merger, by and among, American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., CapLease, LP and CLF OP General Partner LLC, dated as of May 28, 2013.**

2.3 (8)	Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and ARC Properties Operating Partnership, L.P., as Purchaser, dated May 31, 2013.**

2.4 (10)	Agreement and Plan of Merger, dated as of July 1, 2013, among American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, ARC Properties Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.**

2.4.1 (15)	Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.4.2 (22)	Second Amendment dated as of October 11, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.5 (14)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013. **

2.6 (16)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013. **

2.7 (17)	Agreement and Plan of Merger, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Clark Acquisition, LLC.**

3.1 (2)	Articles of Amendment and Restatement of American Realty Capital Properties, Inc.

3.2 (3)	Bylaws of American Realty Capital Properties, Inc.

3.3 (4)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of American Realty Capital Properties, Inc., dated May 10, 2012.

3.4 (5)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of American Realty Capital Properties, Inc., dated July 24, 2012.

3.5 (9)	Articles Supplementary for the Series C Convertible Preferred Stock of American Realty Capital Properties, Inc., dated June 6, 2013.

3.6 (11)	Articles of Amendment to Articles of Amendment and Restatement of American Realty Capital Properties, Inc., effective July 2, 2013.

3.7 (21)	Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of American Realty Capital Properties, Inc., filed November 8, 2013.

3.8 (24)	Articles of Amendment to Articles of Amendment and Restatement of American Realty Capital Properties, Inc., filed with the SDAT on December 9, 2013.

Exhibit No.	Description

3.9 (25)	Articles Supplementary to the Articles of Incorporation of American Realty Capital Properties, Inc. classifying and designating the 6.70% Series F Cumulative Redeemable Preferred Stock, dated January 2, 2014.

3.10 (27)	Amendment to American Realty Capital Properties, Inc.’s bylaws, effective as of February 7, 2014.

3.11 (34)	Amendment No. 2 to American Realty Capital Properties, Inc.’s bylaws, effective December 31, 2014.

3.12 (40)	Certificate of Limited Partnership of ARC Properties Operating Partnership, L.P.

4.1 (30)	Third Amended and Restated Agreement of Limited Partnership of ARC Properties Operating Partnership, L.P., effective January 3, 2014.

4.2 (11)	Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.

4.3 (11)	First Supplemental Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.

4.4 (20)	Form of 3.00% Convertible Senior Notes due 2018 (included in Exhibit 4.3).

4.5 (19)	Indenture, dated as of October 9, 2007, by and among CapLease, Inc., Caplease, LP, CapLease Debt Funding, LP, CapLease Services Corp., CapLease Credit LLC and Deutsche Bank Trust Company Americas, as trustee.

4.6 (19)	Supplemental Indenture, dated as of November 5, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., CapLease, Inc., CapLease, LP and Deutsche Bank Trust Company Americas, as trustee.

4.7 (19)	Junior Subordinated Indenture, dated as of December 13, 2005, by and between CapLease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.8 (19)	Supplemental Indenture, dated November 5, 2013, by and among ARC Properties Operating Partnership, L.P., CapLease, LP and The Bank of New York Mellon, as trustee, as successor-in-trust to JPMorgan Chase Bank, National Association.

4.9 (23)	Second Supplemental Indenture, dated as of December 10, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.

4.10 (23)	Form of 3.75% Convertible Senior Notes due 2020.

4.11 (27)	Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.

4.12 (27)	Officers’ Certificate, dated as of February 6, 2014.

4.13 (27)	Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc.

10.1 (29)	Amendment and Acknowledgment of Termination of Amended and Restated Management Agreement, entered into as of January 8, 2014, by and among American Realty Capital Properties, Inc. and ARC Properties Advisors, LLC.

10.2 (3)	Equity Plan, effective September 5, 2011 of American Realty Capital Properties, Inc.

10.3 (41)	First Amendment to American Realty Capital Properties, Inc.’s Equity Plan, effective November 12, 2012.

10.4 (41)	Second Amendment to American Realty Capital Properties, Inc.’s Equity Plan, effective February 28, 2013.

10.5 (3)	Director Stock Plan of American Realty Capital Properties, Inc.

10.6 (3)	Form of Restricted Stock Award Agreement for Non-Executive Directors.

10.7 (3)	Form of Restricted Stock Award Agreement for ARC Properties Advisors, LLC.

10.8 (7)	Voting Agreement, dated as of May 28, 2013, by and among American Realty Capital Properties, Inc., Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz and Paul C. Hughes.

10.9 (7)	Management Letter Agreement, dated as of May 28, 2013, among American Realty Capital Properties, Inc., Paul H. McDowell, William R. Pollert, Shawn P. Seale, Robert C. Blanz, Michael J. Heneghan and Paul C. Hughes.

10.10 (10)	Letter Agreement, dated as of July 1, 2013, among American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc., American Realty Capital Operating Partnership IV, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, American Realty Capital Advisors IV, LLC and American Realty Capital Properties IV, LLC.

Exhibit No.	Description

10.11 (10)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between ARC Properties Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC.

10.12 (12)	Augmenting Lender and Increasing Lender Supplement and Incremental Amendment, dated as of March 28, 2013, to the Credit Agreement, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association.

10.13 (12)	Third Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of May 28, 2013.

10.14 (12)	Fourth Amendment to Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of July 22, 2013.

10.15 (12)	Indemnity Agreement, by Indemnitors, in favor of ARC Real Estate Partners, LLC, dated December 28, 2012.

10.16 (13)	Credit Agreement, dated as of February 14, 2013, among American Realty Capital Operating Partnership III, L.P., American Realty Capital Trust III, Inc., Wells Fargo Bank, National Association, RBS Citizens, N.A., Regions Bank, Capital One, N.A. and JPMorgan Chase Bank, N.A. and the other lenders party hereto.

10.17 (13)	Common Stock Purchase Agreement, dated as of September 15, 2013, entered into by and between American Realty Capital Properties, Inc. and certain investors party thereto.

10.18 (19)	Credit Agreement, dated June 29, 2012, by and among CapLease, Inc., CapLease, LP, certain subsidiaries of CapLease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.19 (19)	First Amendment to Credit Agreement, dated April 16, 2013, by and among CapLease, Inc., CapLease, LP, certain subsidiaries of CapLease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.20 (19)	Second Amendment to Credit Agreement, dated June 21, 2013, by and among CapLease, Inc., CapLease, LP, certain subsidiaries of CapLease, LP party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.21 (19)	Third Amendment to Credit Agreement, dated November 5, 2013, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., Safari Acquisition, LLC, certain subsidiaries of Safari Acquisition, LLC party thereto and Wells Fargo Bank, National Association, as administrative agent and sole lender.

10.22 (17)	Voting Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc., Christopher H. Cole and Marc T. Nemer.

10.23 (17)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Christopher H. Cole.

10.24 (17)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc., Cole Real Estate Investments, Inc. and Marc T. Nemer.

10.25 (18)	Letter Agreement, dated as of October 22, 2013, between American Realty Capital Properties, Inc. and Kirk McAllaster.

10.26 (18)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc. and Stephan Keller.

10.27 (18)	Letter Agreement, dated as of October 22, 2013, by and among American Realty Capital Properties, Inc. and Jeffery Holland.

10.28 (20)	First Amendment dated as of September 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.29 (20)	Second Amendment dated as October 1, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

Exhibit No.	Description

10.30 (20)	Third Amendment dated as of October 30, 2013 to the Purchase and Sale Agreement dated July 24, 2013, by and among ARC DB5PROP001, LLC, ARC DBPGDYR001, LLC, ARC DBPPROP001, LLC, ARC DB5SAAB001, LLC, ARC DBGWSDG001, LLC and ARC DBGESRG001, LLC and the sellers described on the schedules thereto.

10.31 (20)	Sixth Amendment to the Credit Agreement, by and among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, dated as of November 4, 2013.

10.32 (20)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Nicholas S. Schorsch.

10.33 (20)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Brian S. Block.

10.34 (20)	Employment Agreement, dated as of October 21, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and Lisa Beeson.

10.35 (26)	Contribution and Exchange Agreement, dated as of January 3, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, AREP and ARCT IV Operating Partnership.

10.36 (29)	Asset Purchase and Sale Agreement, entered into as of January 8, 2014, by and among ARC Properties Operating Partnership, L.P. and ARC Properties Advisors, LLC.

10.37 (29)	Employment Agreement, dated as of November 22, 2013, by and between American Realty Capital Properties Operating Partnership, L.P. and David S. Kay.

10.38 (29)	2014 Multi-Year Outperformance Plan of American Realty Capital Properties, Inc.

10.39 (29)	Form of Award Agreement Under the American Realty Capital Properties, Inc.’s 2014 Multi-Year Outperformance Plan.

10.40 (29)	Seventh Amendment to Credit Agreement, dated December 4, 2013, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.41 (29)	Augmenting Lender and Increasing Lender Supplement, dated as of December 20, 2013, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.42 (29)	Augmenting Lender Supplement, dated as of January 17, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.43(29)	Tenth Amendment to Credit Agreement, dated February 4, 2014, by and among, ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, American Realty Capital Properties, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.44 (29)	Assignment and Assumption Agreement, dated January 8, 2014, by and between AR Capital, LLC and American Realty Capital Properties, Inc.

10.45 (31)	Augmenting Lender Supplement, dated as of March 31, 2014, among ARC Properties Operating Partnership, L.P., Tiger Acquisition, LLC, the Company, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, issuing bank and swingline lender.

10.46 (32)	Employment Offer Letter, dated as of October 21, 2013, by and between American Realty Capital Properties, Inc. and Lisa Pavelka McAlister.

10.47 (32)	Employment Agreement, dated as of February 24, 2014, by and between American Realty Capital Properties, Inc. and Richard A. Silfen.

10.48 (32)	Agreement of Purchase and Sale, dated as of June 11, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.

10.49 (32)	Amended and Restated Credit Agreement, dated as of June 30, 2014, among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

Exhibit No.	Description

10.50 (32)	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of American Realty Capital Properties, Inc. party thereto and BRE DDR Retail Holdings III LLC.

10.51 (33)	Equity Purchase Agreement by and between ARC Properties Operating Partnership, L.P. and RCS Capital Corporation, dated as of September 30, 2014.

10.52 (35)	Agreement between Nicholas S. Schorsch and American Realty Capital Properties, Inc., dated December 12, 2014.

10.53 (35)	Separation Agreement and Release by and between the Co-Registrants and David Kay, dated December 14, 2014.

10.54 (35)	Amended and Restated Employment Agreement between ARC Properties Operating Partnership, L.P. and David Kay, dated October 1, 2014.

10.55 (35)	Separation Agreement and Release by and between the Co-Registrants and Lisa Beeson, dated December 15, 2014.

10.56 (35)	Amended and Restated Employment Agreement between ARC Properties Operating Partnership, L.P. and Lisa Beeson, effective October 1, 2014.

10.57 (36)	Consent and Waiver Agreement and First Amendment to Credit Agreement, dated as of November 12, 2014 by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

10.58 (37)	Form of Indemnification Agreement entered into with various executives on November 26, 2014.

10.59 (38)	Employment Letter, dated December 16, 2014, between American Realty Capital Properties, Inc. and Gavin Brandon.

10.60 (38)	Employee Confidentiality and Non-Competition Agreement, dated December 16, 2014, executed by Gavin Brandon.

10.61 (39)	Consent and Waiver Agreement, dated as of December 23, 2014, by and among American Realty Capital Properties, Inc., ARC Properties Operating Partnership, L.P., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

10.62*	Employment Letter, dated March 7, 2014, between American Realty Capital Properties, Inc. and Michael Ezzell.

10.63*	Employment Letter, dated January 16, 2014 between American Realty Capital Properties, Inc. and Thomas Roberts.

10.64*	Assignment and Assumption Agreement between American Realty Capital Properties, Inc. and ARC Advisory Services, LLC, dated January 8, 2014.

10.65*	Employment Agreement dated September 24, 2013, between ARC Advisory Services, LLC and Paul McDowell.

14 (6)	Code of Ethics.

21 (41)	List of Subsidiaries.

23.1 (41)	Consent of Grant Thornton LLP.

31.1 (41)	Certification of the Chief Executive Officer of American Realty Capital Properties, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (41)	Certification of the Chief Financial Officer of American Realty Capital Properties, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 (41)	Certification of the Chief Executive Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 (41)	Certification of the Chief Financial Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5*	Certification of the Chief Executive Officer of American Realty Capital Properties, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6*	Certification of the Chief Financial Officer of American Realty Capital Properties, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.7*	Certification of the Chief Executive Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8*	Certification of the Chief Financial Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (41)	Written statements of the Chief Executive Officer of American Realty Capital Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (41)	Written statements of the Chief Financial Officer of American Realty Capital Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 (41)	Written statements of the Chief Executive Officer of ARC Properties Operating Partnership, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 (41)	Written statements of the Chief Financial Officer of ARC Properties Operating Partnership, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Schedules and applicable exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange, and otherwise is not subject to liability under these sections.
(1)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 17, 2012.
(2)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed by American Realty Capital Properties, Inc. with the SEC on July 5, 2011.
(3)	Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed by American Realty Capital Properties, Inc. with the SEC on June 13, 2011.
(4)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 15, 2012.
(5)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 30, 2012.
(6)	Previously filed with the Current Report on Form 8-K filed with the SEC on August 1, 2012.
(7)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 28, 2013.
(8)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on June 7, 2013.
(9)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 12, 2013.
(10)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 2, 2013.
(11)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 29, 2013.
(12)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 6, 2013.
(13)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on September 19, 2013.
(14)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on September 25, 2013.
(15)	Previously filed with the First Current Report on Form 8-K filed with the SEC on October 7, 2013.
(16)	Previously filed with the Second Current Report on Form 8-K filed with the SEC on October 7, 2013.
(17)	Previously filed with the Current Report on Form 8-K filed with the SEC on October 23, 2013.
(18)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on October 25, 2013.
(19)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 5, 2013.
(20)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 7, 2013.
(21)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 15, 2013.
(22)	Previously filed as Annex E with the Final Prospectus Filed Pursuant to Rule 424(b)(3) with the SEC on December 4, 2013.
(23)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 10, 2013.
(24)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on December 19, 2013.
(25)	Previously filed with the Registration Statement on Form 8-A filed with the SEC on January 3, 2014.
(26)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 3, 2014.
(27)	Previously filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014.
(28)	Previously filed with Pre-Effective Amendment No. 7 to the Registration Statement on Form S-4/A filed with the SEC on December 3, 2013.
(29)	Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014.

(30)	Previously filed with the Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015.
(31)	Previously filed with the Quarterly Report on Form 10-Q for the three months ended March 31, 2014 filed with the SEC on May 8, 2014.
(32)	Previously filed with the Quarterly Report on Form 10-Q for the three months ended June 30, 2014 filed with the SEC on July 29, 2014.
(33)	Previously filed with the Quarterly Report on Form 10-Q for the three months ended September 30, 2014 filed with the SEC on March 2, 2015.
(34)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 5, 2015.
(35)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 15, 2014.
(36)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 18, 2014.
(37)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 3, 2014.
(38)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 22, 2014.
(39)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 30, 2014.
(40)	Previously filed with the Registration Statement on Form S-4 filed with the SEC on August 1, 2014.
(41)	Previously filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of April, 2015.

AMERICAN REALTY CAPITAL PROPERTIES, INC.

	By:	/s/ Michael Sodo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.

By:	American Realty Capital Properties, Inc., its sole general partner

	By:	/s/ Michael Sodo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)