Form 10-Q
period 2015-03-31
American Realty Capital Properties, Inc.; ARC Properties Operating Partnership, L.P.
filed 2015-05-07
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). American Realty Capital Properties, Inc. Yes ☐ No ☒ ARC Properties Operating Partnership, L.P. Yes ☐ No ☒
As of May 5, 2015, there were 905,138,182 shares of common stock outstanding.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND
ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
For the quarterly period ended March 31, 2015

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	-1
Consolidated Balance Sheets of American Realty Capital Properties, Inc. as of March 31, 2015 and December 31, 2014 (Unaudited)	-1
Consolidated Statements of Operations of American Realty Capital Properties, Inc. for the Three Months Ended March 31, 2015 and March 31, 2014 (Unaudited)	2
Consolidated Statements of Comprehensive Loss of American Realty Capital Properties, Inc. for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	3
Consolidated Statements of Changes in Equity of American Realty Capital Properties, Inc. for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	4
Consolidated Statements of Cash Flows of American Realty Capital Properties, Inc. for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	5
Consolidated Balance Sheets of ARC Properties Operating Partnership, L.P. as of March 31, 2015 and December 31, 2014 (Unaudited)	7
Consolidated Statements of Operations of ARC Properties Operating Partnership, L.P. for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	8
Consolidated Statements of Comprehensive Loss of ARC Properties Operating Partnership, L.P. for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	9
Consolidated Statements of Changes in Equity of ARC Properties Operating Partnership, L.P. for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	10
Consolidated Statements of Cash Flows of ARC Properties Operating Partnership, L.P. for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	11
Notes to Consolidated Financial Statements as of March 31, 2015 (Unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 3. Quantitative and Qualitative Disclosures About Market Risk	68
Item 4. Controls and Procedures	69
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	74
Item 1A. Risk Factors	74
Item 2. Unregistered Sales of Equity Securities	74
Item 3. Defaults Upon Securities	74
Item 4. Mine Safety Disclosures	74
Item 5. Other Information	74
Item 6. Exhibits	74
Signatures	75

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	March 31, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,434,414	$3,472,298
Buildings, fixtures and improvements	12,081,061	12,307,758
Land and construction in progress	83,284	77,450
Intangible lease assets	2,386,904	2,435,054
Total real estate investments, at cost	17,985,663	18,292,560
Less: accumulated depreciation and amortization	1,238,320	1,034,122
Total real estate investments, net	16,747,343	17,258,438
Investment in unconsolidated entities	95,390	98,053
Investment in direct financing leases, net	54,822	56,076
Investment securities, at fair value	56,493	58,646
Loans held for investment, net	41,357	42,106
Cash and cash equivalents	788,739	416,711
Restricted cash	64,578	62,651
Intangible assets, net	142,851	150,359
Deferred costs and other assets, net	400,884	389,922
Goodwill	1,871,114	1,894,794
Due from affiliates	58,457	86,122
Assets held for sale	—	1,261
Total assets	$20,322,028	$20,515,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and other debt, net	$3,672,496	$3,805,761
Corporate bonds, net	2,546,701	2,546,499
Convertible debt, net	978,769	977,521
Credit facility	3,184,000	3,184,000
Below-market lease liabilities, net	304,754	317,838
Accounts payable and accrued expenses	160,129	163,025
Deferred rent, derivative and other liabilities	139,241	127,611
Distributions payable	9,959	9,995
Due to affiliates	547	559
Total liabilities	10,996,596	11,132,809
Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of March, 31, 2015 and December 31, 2014, respectively	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 905,134,719 and 905,530,431 issued and outstanding as of March, 31, 2015 and December 31, 2014, respectively	9,051	9,055
Additional paid-in capital	11,919,358	11,920,253
Accumulated other comprehensive (loss) income	(4,136)	2,728
Accumulated deficit	(2,826,524)	(2,778,576)
Total stockholders’ equity	9,098,177	9,153,888
Non-controlling interests	227,255	228,442
Total equity	9,325,432	9,382,330
Total liabilities and equity	$20,322,028	$20,515,139

The accompanying notes are an integral part of these statements.

-1

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$342,759	$244,415
Direct financing lease income	741	1,006
Operating expense reimbursements	22,974	21,476
Cole Capital revenue	27,494	54,257
Total revenues	393,968	321,154
Operating expenses:
Cole Capital reallowed fees and commissions	2,031	34,436
Acquisition related (including $0 and $1,539 to affiliates, respectively)	2,182	13,417
Merger and other non-routine transactions (including $0 and $137,738 to affiliates, respectively)	16,423	160,298
Property operating	30,999	29,755
Management fees to affiliates	—	13,888
General and administrative (including $0 and $15,592 to affiliates, respectively)	33,106	55,369
Depreciation and amortization	219,141	173,842
Total operating expenses	303,882	481,005
Operating income (loss)	90,086	(159,851)
Other (expense) income:
Interest expense, net	(95,699)	(120,951)
Extinguishment of debt, net	429	(9,399)
Other income, net	8,961	3,975
Loss on derivative instruments, net	(1,028)	(7,121)
Loss on disposition of real estate, net	(31,368)	(17,605)
Total other expenses, net	(118,705)	(151,101)
Loss before income and franchise taxes	(28,619)	(310,952)
(Provision for) benefit from income and franchise taxes	(2,074)	5,112
Net loss	(30,693)	(305,840)
Net loss attributable to non-controlling interests	723	14,396
Net loss attributable to the Company	$(29,970)	$(291,444)

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.58)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(30,693)	$(305,840)
Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(7,660)	(2,298)
Unrealized gain on investment securities, net	796	3,095
Total other comprehensive (loss) income	(6,864)	797

Total comprehensive loss	(37,557)	(305,043)
Comprehensive loss attributable to non-controlling interests	723	14,396
Total comprehensive loss attributable to the Company	$(36,834)	$(290,647)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(132,826)	(1)	(1,206)	—	—	(1,207)	—	(1,207)
Equity-based compensation, net forfeitures	—	—	(262,886)	(3)	821	—	—	818	—	818
Tax shortfall from equity-based compensation	—	—	—	—	(510)	—	—	(510)	—	(510)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(464)	(464)
Distributions to participating securities	—	—	—	—	—	—	(5)	(5)	—	(5)
Distributions to preferred shareholders	—	—	—	—	—	—	(17,973)	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	—	(29,970)	(29,970)	(723)	(30,693)
Other comprehensive loss	—	—	—	—	—	(6,864)	—	(6,864)	—	(6,864)
Balance, March 31, 2015	42,834,138	$428	905,134,719	$9,051	$11,919,358	$(4,136)	$(2,826,524)	$9,098,177	$227,255	$9,325,432

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2014	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock	—	—	524,305,318	5,243	7,324,217	—	—	7,329,460	—	7,329,460
Offering costs (1)	—	—	—	—	(1,485)	—	—	(1,485)	—	(1,485)
Conversion of Common OP Units to common stock	—	—	951,708	10	13,444	—	—	13,454	(13,454)	—
Conversion of Preferred OP Units to Series F Preferred Stock	455,372	5	—	—	9,404	—	—	9,409	(9,409)	—
Issuance of restricted share awards, net	—	—	5,440,187	54	(1,775)	—	—	(1,721)	—	(1,721)
Equity-based compensation	—	—	—	—	17,456	—	—	17,456	4,118	21,574
Distributions declared on common stock	—	—	—	—	—	—	(165,910)	(165,910)	—	(165,910)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(15,781)	(15,781)
Distributions to participating securities	—	—	—	—	—	—	(1,005)	(1,005)	—	(1,005)
Distributions to preferred shareholders	—	—	—	—	—	—	(22,427)	(22,427)	—	(22,427)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	279	279
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Net loss	—	—	—	—	—	—	(291,444)	(291,444)	(14,396)	(305,840)
Other comprehensive income	—	—	—	—	—	797	—	797	—	797
Balance, March 31, 2014	42,654,919	$427	769,931,938	$7,699	$10,302,168	$8,463	$(1,358,743)	$8,960,014	$284,405	$9,244,419
_______________________________________________
(1) Includes $150,000 to affiliates of the Former Manager (as defined in Note 1) for the three months ended March 31, 2014.

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(30,693)	$(305,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of OP Units	—	92,884
Depreciation and amortization	224,111	214,040
Loss on disposition of real estate, net	31,368	17,605
Equity-based compensation	818	21,574
Equity in income of unconsolidated entities	(28)	(251)
Distributions from unconsolidated entities	2,866	941
Loss on derivative instruments	1,028	7,121
Unrealized gain on investments	(233)	—
Gain on extinguishment and forgiveness of debt	(5,307)	(19,628)
Changes in assets and liabilities:
Investment in direct financing leases	495	389
Deferred costs and other assets, net	(30,757)	7,945
Due from affiliates	27,665	(8,318)
Accounts payable and accrued expenses	2,013	(73,395)
Deferred rent, derivative and other liabilities	6,798	(36,631)
Due to affiliates	(12)	(41,264)
Net cash provided by (used in) operating activities	230,132	(122,828)
Cash flows from investing activities:
Investments in real estate and other assets	(7,627)	(634,541)
Acquisition of a real estate business, net of cash acquired	—	(683,240)
Capital expenditures	(3,649)	(3,112)
Real estate developments	(15,998)	(13,044)
Principal repayments received from borrowers	3,668	3,062
Investments in unconsolidated entities	—	(2,500)
Proceeds from disposition of properties	245,548	60,785
Investment in intangible assets	—	(258)
Deposits for real estate investments	(3,509)	(38,213)
Uses and refunds of deposits for real estate investments	7,939	137,688
Line of credit advances to affiliates	(10,000)	(1,000)
Line of credit repayments from affiliates	10,000	3,900
Change in restricted cash	(6,315)	(3,934)
Net cash provided by (used in) investing activities	220,057	(1,174,407)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,158	669,336
Payments on mortgage notes payable and other debt	(59,308)	(744,618)
Proceeds from credit facilities	—	2,131,000
Payments on credit facilities	—	(2,994,000)
Proceeds from corporate bonds	—	2,545,760
Payments of deferred financing costs	(326)	(66,834)
Repurchases of common stock for tax obligation	(1,207)	—
Payments of offering costs and fees related to stock issuances	—	(2,133)
Contributions from non-controlling interest holders	—	279
Distributions to non-controlling interest holders	(464)	(9,488)
Distributions paid	(18,014)	(201,576)
Net cash (used in) provided by financing activities	(78,161)	1,327,726
Net change in cash and cash equivalents	372,028	30,491
Cash and cash equivalents, beginning of period	416,711	52,725
Cash and cash equivalents, end of period	$788,739	$83,216

The consolidated statements of cash flows continue onto the next page.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures:
Cash paid for interest	$109,025	$52,332
Cash paid for income and franchise taxes	$51	$7,616
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$4,126	$—

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,434,414	$3,472,298
Buildings, fixtures and improvements	12,081,061	12,307,758
Land and construction in progress	83,284	77,450
Intangible lease assets	2,386,904	2,435,054
Total real estate investments, at cost	17,985,663	18,292,560
Less: accumulated depreciation and amortization	1,238,320	1,034,122
Total real estate investments, net	16,747,343	17,258,438
Investment in unconsolidated entities	95,390	98,053
Investment in direct financing leases, net	54,822	56,076
Investment securities, at fair value	56,493	58,646
Loans held for investment, net	41,357	42,106
Cash and cash equivalents	788,739	416,711
Restricted cash	64,578	62,651
Intangible assets, net	142,851	150,359
Deferred costs and other assets, net	400,884	389,922
Goodwill	1,871,114	1,894,794
Due from affiliates	58,457	86,122
Assets held for sale	—	1,261
Total assets	$20,322,028	$20,515,139

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$3,672,496	$3,805,761
Corporate bonds, net	2,546,701	2,546,499
Convertible debt, net	978,769	977,521
Credit facility	3,184,000	3,184,000
Below-market lease liabilities, net	304,754	317,838
Accounts payable and accrued expenses	160,129	163,025
Deferred rent, derivative and other liabilities	139,241	127,611
Distributions payable	9,959	9,995
Due to affiliates	547	559
Total liabilities	10,996,596	11,132,809
Commitments and contingencies (Note 13)
General partner’s common equity, 905,134,719 and 905,530,431 General Partner OP Units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	8,119,636	8,157,167
General partner’s preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	979,014	996,987
Limited partners’ common equity, 23,763,797 Limited Partner OP Units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	199,992	201,102
Limited partners’ preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3,375	3,375
Total partners’ equity	9,302,017	9,358,631
Non-controlling interests	23,415	23,699
Total equity	9,325,432	9,382,330
Total liabilities and equity	$20,322,028	$20,515,139
The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for unit data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$342,759	$244,415
Direct financing lease income	741	1,006
Operating expense reimbursements	22,974	21,476
Cole Capital revenue	27,494	54,257
Total revenues	393,968	321,154
Operating expenses:
Cole Capital reallowed fees and commissions	2,031	34,436
Acquisition related (including $0 and $1,539 to affiliates, respectively)	2,182	13,417
Merger and other non-routine transactions (including $0 and $137,738 to affiliates, respectively)	16,423	160,298
Property operating	30,999	29,755
Management fees to affiliates	—	13,888
General and administrative (including $0 and $15,592 to affiliates, respectively)	33,106	55,369
Depreciation and amortization	219,141	173,842
Total operating expenses	303,882	481,005
Operating income (loss)	90,086	(159,851)
Other (expense) income:
Interest expense, net	(95,699)	(120,951)
Extinguishment of debt, net	429	(9,399)
Other income, net	8,961	3,975
Loss on derivative instruments, net	(1,028)	(7,121)
Loss on disposition of real estate, net	(31,368)	(17,605)
Total other expenses, net	(118,705)	(151,101)
Loss before income and franchise taxes	(28,619)	(310,952)
(Provision for) benefit from income and franchise taxes	(2,074)	5,112
Net loss	(30,693)	(305,840)
Net (income) loss attributable to non-controlling interests	(180)	192
Net loss attributable to the OP	$(30,873)	$(305,648)

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.05)	$(0.57)

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(30,693)	$(305,840)
Other comprehensive (loss) income:
Designated derivatives, fair value adjustments	(7,660)	(2,298)
Unrealized gain on investment securities, net	796	3,095
Total other comprehensive (loss) income	(6,864)	797

Total comprehensive loss	(37,557)	(305,043)
Comprehensive (income) loss attributable to non-controlling interests	(180)	192
Total comprehensive loss attributable to the OP	$(37,737)	$(304,851)

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2015	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(132,826)	(1,207)	—	—	(1,207)	—	(1,207)
Equity-based compensation	—	—	—	—	(262,886)	818	—	—	818	—	818
Tax shortfall from equity-based compensation	—	—	—	—	—	(510)	—	—	(510)	—	(510)
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(5)	—	—	(5)	(464)	(469)
Distributions to Preferred OP Units	—	(17,973)	—	—	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(29,970)	—	(903)	(30,873)	180	(30,693)
Other comprehensive loss	—	—	—	—	—	(6,657)	—	(207)	(6,864)	—	(6,864)
Balance, March 31, 2015	42,834,138	$979,014	86,874	$3,375	905,134,719	$8,119,636	23,763,797	$199,992	$9,302,017	$23,415	$9,325,432

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2014	42,199,547	$1,054,989	721,465	$16,466	239,234,725	$1,018,123	17,832,274	$139,083	$2,228,661	$567	$2,229,228
Issuance of common OP units, net	—	—	—	—	524,305,318	7,327,975	7,956,297	152,484	7,480,459	—	7,480,459
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	951,708	13,454	(951,708)	(13,454)	—	—	—
Conversion of Limited Partners' Preferred OP Units to General Partner's Preferred OP Units	455,372	9,409	(455,372)	(9,409)	—	—	—	—	—	—	—
Issuance of restricted share awards, net	—	—	—	—	5,440,187	(1,721)	—	—	(1,721)	—	(1,721)
Equity-based compensation, net forfeitures	—	—	—	—	—	17,456	—	4,118	21,574	—	21,574
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(166,915)	—	(15,781)	(182,696)	—	(182,696)
Distributions to Preferred OP Units	—	(22,427)	—	—	—	—	—	—	(22,427)	—	(22,427)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	279	279
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	—	24,766	24,766
Net loss	—	—	—	—	—	(291,444)	—	(14,588)	(306,032)	192	(305,840)
Other comprehensive income	—	—	—	—	—	757	—	40	797	—	797
Balance, March 31, 2014	42,654,919	$1,041,971	266,093	$7,057	769,931,938	$7,917,685	24,836,863	$251,902	$9,218,615	$25,804	$9,244,419

The accompanying notes are an integral part of these statements.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(30,693)	$(305,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of common units	—	92,884
Depreciation and amortization	224,111	214,040
Loss on disposition of real estate assets, net	31,368	17,605
Equity-based compensation	818	21,574
Equity in income of unconsolidated entities	(28)	(251)
Distributions from unconsolidated entities	2,866	941
Loss on derivative instruments	1,028	7,121
Unrealized gain on securities	(233)	—
Gain on extinguishment and forgiveness of debt	(5,307)	(19,628)
Changes in assets and liabilities:
Investment in direct financing leases	495	389
Deferred costs and other assets, net	(30,757)	7,945
Due from affiliates	27,665	(8,318)
Accounts payable and accrued expenses	2,013	(73,395)
Deferred rent, derivative and other liabilities	6,798	(36,631)
Due to affiliates	(12)	(41,264)
Net cash provided by (used in) operating activities	230,132	(122,828)
Cash flows from investing activities:
Investments in real estate and other assets	(7,627)	(634,541)
Acquisition of a real estate business, net of cash acquired	—	(683,240)
Capital expenditures	(3,649)	(3,112)
Real estate developments	(15,998)	(13,044)
Principal repayments received from borrowers	3,668	3,062
Investments in unconsolidated entities	—	(2,500)
Proceeds from disposition of properties	245,548	60,785
Investment in intangible assets	—	(258)
Deposits for real estate investments	(3,509)	(38,213)
Uses and refunds of deposits for real estate investments	7,939	137,688
Line of credit advances to affiliates	(10,000)	(1,000)
Line of credit repayments from affiliates	10,000	3,900
Change in restricted cash	(6,315)	(3,934)
Net cash provided by (used in) investing activities	220,057	(1,174,407)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,158	669,336
Payments on mortgage notes payable and other debt	(59,308)	(744,618)
Proceeds from credit facilities	—	2,131,000
Payments on credit facilities	—	(2,994,000)
Proceeds from corporate bonds	—	2,545,760
Payments of deferred financing costs	(326)	(66,834)
Repurchases of common units to settle tax obligation	(1,207)	—
Payments of offering costs and fees related to stock issuances	—	(2,133)
Contributions from non-controlling interest holders	—	279
Distributions to non-controlling interest holders	(464)	(9,488)
Distributions paid	(18,014)	(201,576)
Net cash (used in) provided by financing activities	(78,161)	1,327,726
Net change in cash and cash equivalents	372,028	30,491
Cash and cash equivalents, beginning of period	416,711	52,725
Cash and cash equivalents, end of period	$788,739	$83,216

The consolidated statements of cash flows continue onto the next page.

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures:
Cash paid for interest	$109,025	$52,332
Cash paid for income and franchise taxes	$51	$7,616
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$4,126	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited)

Note 1 – Organization
American Realty Capital Properties, Inc. (the “General Partner” or “ARCP”) is a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, ARCP completed its initial public offering (the “IPO”). ARCP’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCP.”
The Company (as defined below) operates through two business segments, Real Estate Investment (“REI”) and its private capital management business, Cole Capital (“Cole Capital”), as further discussed in Note 3 – Segment Reporting. Through the REI segment, the Company acquires, owns and operates primarily single-tenant, freestanding, commercial real estate properties, subject to long-term net leases with high credit quality tenants. The Company primarily seeks to acquire net lease assets by self-originating individual or small portfolio acquisitions, by executing sale-leaseback transactions, and in connection with build-to-suit or forward take-out opportunities, to the extent they are appropriate in terms of capitalization rate and scale. Historically, the Company advanced its investment objectives by not only growing its net lease portfolio through granular, self-originated acquisitions, but also through strategic mergers and acquisitions, which included a merger with Cole Real Estate Investments, Inc. (“Cole”) on February 7, 2014 (the “Cole Merger”), as well as a merger with American Realty Capital Trust IV, Inc. (“ARCT IV”) on January 3, 2014 (the “ARCT IV Merger”).
Cole Capital is contractually responsible for raising capital for and managing the affairs of the Managed REITs (as defined in Note 3 – Segment Reporting) on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to each of the Managed REIT’s board of directors an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services.
ARCP is the sole general partner of ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), a Delaware limited partnership, which was formed on January 13, 2011 to conduct the primary business of acquiring, owning and operating single-tenant, freestanding commercial real estate properties. The Operating Partnership is the entity through which substantially all of ARCP’s operations are conducted. Together, the General Partner, with the Operating Partnership and their consolidated subsidiaries are known as the “Company.”
The actions of the Operating Partnership and its relationship with ARCP are governed by the Third Amended and Restated Agreement of Limited Partnership, effective as of January 3, 2014, as amended (the “LPA”). The General Partner does not have any significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the General Partner and the Operating Partnership are substantially the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation and continuity of existence and operation of the General Partner incurred by the General Partner on the Operating Partnership’s behalf shall be treated as expenses of the Operating Partnership. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s board of directors, the LPA requires the Operating Partnership to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the Operating Partnership has a proportionate economic interest in the Operating Partnership reflecting its capital contributions thereto. OP Units (as defined below) issued to the General Partner are referred to as General Partner OP Units. OP Units issued to parties other than the General Partner are referred to as Limited Partner OP Units. The LPA also provides that the Operating Partnership issue debt that mirrors debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s board of directors authorizes the issuance of any new class of equity securities.
Substantially all of the Company’s REI segment is conducted through the OP. ARCP is the sole general partner and holder of 97.4% of the common equity interests in the OP as of March 31, 2015 with the remaining 2.6% of the common equity interests owned by certain unaffiliated investors. Under the LPA, after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by ARCP, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of ARCP’s common stock or, at the option of ARCP, a corresponding number of shares of ARCP’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Prior to January 8, 2014, ARC Properties Advisors, LLC (the “Former Manager”), a wholly owned subsidiary of AR Capital, LLC (“ARC”), managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in the best interest of the Company and its stockholders to become self-managed, and the Company transitioned to self-management on January 8, 2014. In connection with becoming self-managed, ARCP terminated the management agreement with the Former Manager and ARCP and the OP entered into employment and incentive compensation arrangements with certain former ARCP executives. See Note 16 – Related Party Transactions and Arrangements for further discussion.
On March 2, 2015, ARCP issued restated consolidated financial statements as of and for the three months ended March 31, 2014 to correct errors that were identified as a result of an investigation conducted by the audit committee of the Company’s board of directors (the “Audit Committee”) (the “Audit Committee Investigation”), as well as certain other errors that were identified by the Company’s new management. In addition, the restatement reflected corrections of certain immaterial errors and certain previously identified errors that were identified by the Company in the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements were originally issued. The restated and corrected prior period data is reflected in these consolidated financial statements and accompanying notes. See Amendment No. 1 to ARCP’s Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2015 for the quarterly period ended March 31, 2014 for additional information about the Audit Committee Investigation and reconciliations of the amounts as originally reported to the corresponding restated amounts.
On March 10, 2015, the Company’s board of directors appointed Glenn J. Rufrano to serve as the Company’s new Chief Executive Officer and a director, effective April 1, 2015. In addition, on April 1, 2015, Hugh R. Frater was appointed an independent director and the Non-Executive Chairman of the Board and Julie G. Richardson was appointed an independent director. Mr. Frater joined the Audit Committee and the Nominating and Corporate Governance Committee, and Ms. Richardson joined the board of directors’ Compensation Committee and Nominating and Corporate Governance Committee. Effective April 1, 2015, with the departure of two directors and subsequent appointment of two directors, the board of directors consists of Mr. Rufrano, Mr. Frater, William G. Stanley, Thomas A. Andruskevich, Bruce D. Frank and Ms. Richardson.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company included herein include the accounts of ARCP and its consolidated subsidiaries, including the Operating Partnership. All intercompany amounts have been eliminated. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 of the Company, which are included in the the Company’s Annual Report on Form 10-K, as amended, filed March 30, 2015. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2015, other than the updates described below. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both March 31, 2015 and December 31, 2014, there were approximately 23.8 million Limited Partner Common OP Units outstanding. All intercompany accounts and transactions have been eliminated in consolidation.
In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity of which the Company is the primary beneficiary.
A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of the qualitative and quantitative significance of fees it earns from certain of its relationships and investments. If the Company determines that it holds a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE’s operations and the difference between consolidating the VIE and accounting for it on the equity method would be material to the Company’s consolidated financial statements.
The Company continually evaluates the need to consolidate joint ventures and the managed investment programs based on standards set forth in GAAP as described above.
Reclassification
The other debt balance from prior year has been combined in the consolidated balance sheets and consolidated statements of cash flows into the captions mortgage notes payable and other debt, net and payments on mortgage notes payable and other debt, respectively. Additionally, state property income and franchise taxes previously included in general and administrative expenses and federal and state income taxes previously included in other income, net have been combined into the caption (provision for) benefit from income and franchise taxes in the consolidated statements of operations.
Assets Held for Sale
The Company classifies real estate investments as held for sale in accordance with U.S. GAAP. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to dispose of the assets. As of March 31, 2015, no properties were classified as held for sale. As of December 31, 2014, two properties were classified as held for sale, which were sold during the three months ended March 31, 2015.
If circumstances arise which the Company previously considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify the property as held and used. The Company measures and records a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell. Upon classifying an asset as held for sale, the Company will no longer recognize depreciation expense related to the depreciable assets of the property.
Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. Goodwill that arose as a result of the Company’s merger with CapLease Inc. (“CapLease”) and certain subsidiaries of each company on November 5, 2013 (the “CapLease Merger”) and the Cole Merger was recorded in the Company’s consolidated financial statements.
In the event the Company disposes of a property that constitutes a business under U.S. GAAP from a reporting unit with goodwill, the Company will allocate a portion of the reporting unit’s goodwill to that property in determining the gain or loss on the disposal of the property. The amount of goodwill allocated to the property will be based on the relative fair value of the property to the fair value of the reporting unit. The Company generally estimates the relative fair value by utilizing rental income on a straight line basis as an indication of the relative fair value. The REI segment and Cole Capital segment each comprise one reporting unit. Future property acquisitions that constitute a business will be integrated in the REI segment and therefore will also be allocated goodwill upon disposition.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Impairments
Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions or market rent assumptions. When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to release the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of any loss resulting from such impairment, if any, as well as the fair value of the real estate assets.
The Company identified certain properties during the three months ended March 31, 2015 and 2014 with impairment indicators. However, the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was in excess of the carrying amounts and, as such, no impairment charges were recorded.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. During the three months ended March 31, 2015, management monitored the actual performance of the business segments relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified.
Intangible Assets
The Company evaluates intangible assets, which primarily consist of dealer manager and advisory contracts with the Managed REITs, for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company tests intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the intangible assets to their respective fair values and recognize an impairment loss. The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the Managed REITs that were included in the initial value of the intangible assets as of February 7, 2014 (the “Cole Acquisition Date”). The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no events or changes in circumstances that indicated that intangible assets were impaired during the three months ended March 31, 2015 or 2014.
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the three months ended March 31, 2015 or 2014.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit. At March 31, 2015 and December 31, 2014, the Company had deposits of $788.7 million and $416.7 million, respectively, of which $784.8 million and $412.7 million, respectively, were in excess of the amount insured by the FDIC. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Revenue Recognition
Upon the acquisition of real estate, certain properties have leases where minimum rent payments change during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants are included in tenant reimbursement income in the period the related costs are incurred, as applicable.
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in prepaid expenses and other assets on the consolidated balance sheets. See Note 8 – Deferred Costs and Other Assets, Net. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of March 31, 2015 and December 31, 2014, the Company had $67.7 million and $57.8 million, respectively, of deferred rental income, which is included in deferred rent and other liabilities on the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of March 31, 2015 and December 31, 2014, the Company recorded an allowance for uncollectible accounts of $3.2 million and $2.5 million, respectively.
Program Development Costs
The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Managed REITs. The reimbursement of these expenses by the Managed REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreements and charters. Such expenses paid by the Company on behalf of the Managed REITs in excess of these limits that are expected to be collected based on future expected offering proceeds are recorded as program development costs. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserves for any balances considered not collectible. As of March 31, 2015 and December 31, 2014, the Company had organization and offering costs of $16.3 million and $12.9 million, respectively, which were net of reserves of $15.8 million and $13.1 million, respectively. Such amounts had been paid on behalf of the Managed REITs in excess of the applicable limits and are expected to be collected in future periods and have been included in deferred costs and other assets, net in the accompanying consolidated balance sheets.
Acquisition Related Expenses and Merger and Other Non-routine Transaction Related Expenses
All direct costs incurred as a result of a business combination are classified as acquisition costs or merger and other non-routine transaction costs and expensed as incurred. Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions including purchases of portfolios. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicates that the activities driving the cost directly relate to activities necessary to complete, or effect, a business combination are classified as acquisition related expenses. Similar costs incurred in relation to mergers (which are not accounted for as acquisitions) are included in the caption “merger and other non-

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

routine transactions.” Other non-routine transaction costs are also presented within the line item merger and other non-routine transactions in the consolidated statements of operations and comprehensive loss.
Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Merger related costs:
Strategic advisory services	$—	$34,936
Transfer taxes	—	5,109
Legal fees and expenses	—	2,984
Personnel costs and other reimbursements	—	751
Other fees and expenses	—	1,330
Other non-routine costs:
Post-transaction support services	—	14,251
Subordinated distribution fee	—	78,244
Audit Committee Investigation and related litigation	15,316	—
Furniture, fixtures and equipment	—	14,085
Legal fees and expenses	475	1,826
Personnel costs and other reimbursements	—	2,443
Other fees and expenses	632	4,339
Total	$16,423	$160,298
Income Taxes
ARCP currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, ARCP generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if ARCP maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income.
The Operating Partnership is classified as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not a taxable entity for federal income tax purposes. Instead, each partner in the Operating Partnership is required to take into account its allocable share of the Operating Partnership’s income, gains, losses, deductions and credits for each taxable year. However, the Operating Partnership may be subject to certain state and local taxes on its income and property.
As of March 31, 2015, the Operating Partnership and ARCP had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the Operating Partnership, ARCP, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, ARCT IV, Cole and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the Operating Partnership is to conduct business in such a manner as to permit ARCP at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital business operations through a TRS structure. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and allows for either full retrospective adoption or modified retrospective adoption, with early application not permitted. The Company is currently evaluating the impact of the new standard on its financial statements.
In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of FAS 167, modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on its financial statements.
In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting as an asset, a deferred charge. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures will include the face amount of the debt liability and the effective interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.
Note 3 – Segment Reporting
The Company operates in two segments, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company acquires, owns and operates primarily single-tenant, freestanding commercial real estate properties primarily subject to long term net leases with high credit quality tenants. As of March 31, 2015, the Company owned 4,647 properties comprising 102.1 million square feet of single- and multi-tenant retail and commercial space located in 49 states, the District of Columbia, Puerto Rico and Canada, which include properties owned through consolidated joint ventures. The rentable space at these properties was 98.4% leased with a weighted-average remaining lease term of 11.7 years. In addition, as of March 31, 2015, the Company owned 10 commercial mortgage-backed securities (“CMBS”), 13 loans held for investment and, through six unconsolidated joint ventures, had interests in six properties with aggregate equity investments of $91.7 million, comprising 1.6 million rentable square feet of commercial and retail space (the “Unconsolidated Joint Ventures”).
The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income from the Unconsolidated Joint Ventures in other income, net on the accompanying consolidated statements of operations. During the three months ended March 31, 2015 and 2014, the Company recognized $0.1 million and $1.0 million, respectively, of net income from the Unconsolidated Joint Ventures.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Cole Capital – Cole Capital is contractually responsible for raising capital for and managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, INAV and CCIT II, the “Managed REITs”), identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Prior to its merger with Select Income REIT (“SIR”) on January 29, 2015, Cole Corporate Income Trust, Inc. (“CCIT”), was managed by Cole Capital. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings.
The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended March 31,
	2015	2014
REI segment:
Revenues:
Rental income	$342,759	$244,415
Direct financing lease income	741	1,006
Operating expense reimbursements	22,974	21,476
Total real estate investment revenues	366,474	266,897
Operating expenses:
Acquisition related	1,723	13,417
Merger and other non-routine transactions	16,423	159,794
Property operating	30,999	29,755
Management fees to affiliates	—	13,888
General and administrative	15,370	34,538
Depreciation and amortization	210,788	159,483
Total operating expenses	275,303	410,875
Operating income (loss)	91,171	(143,978)
Other (expense) income:
Interest expense, net	(95,699)	(120,951)
Extinguishment of debt, net	429	(9,399)
Other income, net	7,742	3,959
Loss on derivative instruments, net	(1,028)	(7,121)
Loss on disposition of real estate, net	(31,368)	(17,605)
Total other expenses, net	(119,924)	(151,117)
Loss before income and franchise taxes	(28,753)	(295,095)
Provision for income and franchise taxes	(1,854)	(1,123)
Net loss	$(30,607)	$(296,218)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

	Three Months Ended March 31,
	2015	2014
Cole Capital segment:
Revenues:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$3,117	$42,453
Transaction service fees and reimbursements	10,260	4,867
Management fees and reimbursements	14,117	6,937
Total Cole Capital revenues	27,494	54,257
Operating expenses:
Cole Capital reallowed fees and commissions	2,031	34,436
Acquisition related	459	—
Merger and other non-routine transactions	—	504
General and administrative expenses	17,736	20,831
Depreciation and amortization	8,353	14,359
Total operating expenses	28,579	70,130
Operating loss	(1,085)	(15,873)
Total other income	1,219	16
Income (loss) before income and franchise taxes	134	(15,857)
(Provision for) benefit from income and franchise taxes	(220)	6,235
Net loss	$(86)	$(9,622)

Total Company:
Total revenues	$393,968	$321,154
Total operating expenses	$303,882	$481,005
Total other expense	$(118,705)	$(151,101)
Net loss	$(30,693)	$(305,840)

	Total Assets
	March 31, 2015	December 31, 2014
REI segment	$19,598,152	$19,821,440
Cole Capital	723,876	693,699
Total Company	$20,322,028	$20,515,139
Note 4 – Goodwill
In connection with the CapLease Merger and the Cole Merger, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. The goodwill recorded on the Cole Merger was allocated between the Company’s two reporting units, the REI segment and Cole Capital segment.
The following table summarizes the Company’s goodwill activity during the three months ended March 31, 2015 by segment (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance as of December 31, 2014	$1,509,396	$385,398	$1,894,794
Goodwill allocated to dispositions (1)	(23,680)	—	(23,680)
Balance as of March 31, 2015	$1,485,716	$385,398	$1,871,114
_______________________________________________

(1)	Goodwill allocated to the cost basis of properties sold and is included in loss on disposition of real estate, net, in the consolidated statement of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
The Company acquired controlling financial interests in 10 commercial properties, including six land parcels, for an aggregate purchase price of $7.6 million during the three months ended March 31, 2015 (the “2015 Acquisitions”). During the three months ended March 31, 2014, the Company acquired the interests in 215 commercial properties, excluding the properties acquired in the Cole Merger and the ARCT IV Merger, for an aggregate purchase price of $936.1 million. The Company is in the process of obtaining and reviewing the final third party appraisals for some of the 2015 Acquisitions and, as such, the fair values of the related assets acquired and liabilities assumed during the three months ended March 31, 2015 are provisionally allocated. The following table presents the preliminary allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Real estate investments, at cost:
Land	$1,594	$133,903
Buildings, fixtures and improvements	3,980	552,114
Land and construction in progress	1,637	142,821
Total tangible assets	7,211	828,838
Acquired intangible assets:
In-place leases	416	120,421
Above-market leases	—	11,559
Assumed intangible liabilities:
Below-market leases	—	(1,156)
Fair value adjustment of assumed notes payable	—	(23,589)
Total purchase price of assets acquired, net	7,627	936,073
Mortgage notes payable assumed	—	(301,532)
Cash paid for acquired real estate investments	$7,627	$634,541

Number of properties acquired	10	215
The following table presents unaudited pro forma information as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below (in thousands). These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2014. Additionally, the unaudited pro forma net loss was adjusted to exclude acquisition related expenses of $1.7 million for the three months ended March 31, 2015. These costs were recognized in the pro forma information for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Pro forma revenues	$394,009	$321,254
Pro forma net loss	$(28,939)	$(307,540)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Future Lease Payments
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2015 - December 31, 2015	$925,015	$3,520
2016	1,243,671	4,674
2017	1,212,172	4,273
2018	1,175,562	3,183
2019	1,134,958	2,397
Thereafter	10,062,184	7,916
Total	$15,753,562	$25,963
____________________________________

(1)
39 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the cash rent on these respective properties.

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Future minimum lease payments receivable	$25,963	$27,199
Unguaranteed residual value of property	38,178	39,852
Unearned income	(9,319)	(10,975)
Net investment in direct financing leases	$54,822	$56,076
Development Activities
During the three months ended March 31, 2015, the Company acquired six land parcels upon which single-tenant commercial properties will be developed. As of March 31, 2015, the Company has spent $1.0 million on these developing properties and based on budgeted construction costs, estimates the remaining cost to complete the buildings to be $7.0 million in aggregate. The land acquired for an aggregate amount of $1.6 million is included in land and construction in progress in the accompanying consolidated balance sheet. In addition, during the three months ended March 31, 2015, six development projects that commenced in prior periods were completed.
Tenant Concentration
As of March 31, 2015, leases with Red Lobster represented 11.8% of consolidated annualized rental income. Annualized rental income for net leases is rental income as of the period reported, which includes the effect of tenant concessions such as free rent, as applicable. There were no other tenants exceeding 10% of consolidated annualized rental income as of March 31, 2015.
Geographic Concentration
As of March 31, 2015, properties located in Texas represented 12.8% of consolidated annualized rental income, respectively. There were no other geographic concentrations exceeding 10% of consolidated annualized rental income as of March 31, 2015.
Note 6 – Investment Securities, at Fair Value
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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The following tables detail the unrealized gains and losses on investment securities as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$53,510	$3,190	$(207)	$56,493

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$56,459	$2,207	$(20)	$58,646
CMBS
As of March 31, 2015 and December 31, 2014, the Company owned 10 CMBS with an estimated aggregate fair value of $56.5 million and $58.6 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of March 31, 2015, the Company earned interest on the CMBS at a rate ranging between 5.88% and 8.95%. As of March 31, 2015, the fair value of three CMBS were below their amortized cost. The Company believes that none of the unrealized losses on investment securities are other-than-temporary because management expects the Company will receive all contractual principal and interest related to these investments.
The scheduled maturity of the Company’s CMBS as of March 31, 2015 is as follows (in thousands):

	March 31, 2015
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	1,544	1,657
Due after five years through 10 years	46,190	48,867
Due after 10 years	5,776	5,969
	$53,510	$56,493
Note 7 – Loans Held for Investment
As of March 31, 2015, the Company owned 13 loans held for investment with a weighted average interest rate of 6.11% and a weighted average years to maturity of 9.6 years. The following table presents the composition of the loans held for investment as of March 31, 2015 (dollars in thousands):

	Loans held for investment	Carrying Amount	Weighted-Average Interest Rate (1)	Weighted-Average Years to Maturity (2)
Mortgage notes secured by real estate assets	12	$26,057	5.1%	13.8
Unsecured note with RCAP	1	15,300	8.0%	2.0
Total	13	$41,357	6.1%	9.6
____________________________________

(1)	The interest rates on the loans secured by real estate range from 5.11% to 7.24%, as of March 31, 2015.

(2)	The loans secured by real estate have maturity dates ranging from August 31, 2015 to January 1, 2033.
The unsecured note requires principal payments of $7.7 million on March 31, 2016 and $3.8 million on September 30, 2016 and the remaining balance is due at maturity, on March 31, 2017. The note may be pre-paid at par any time prior to maturity.
The Company’s loan portfolio is comprised primarily of fully-amortizing or nearly fully-amortizing first mortgage loans on commercial real estate leased to a single tenant. Therefore, the Company’s monitoring of the credit quality of its loans held for investment is focused primarily on an analysis of the tenant, including review of tenant credit ratings, changes in ratings and other measures of tenant credit quality, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan-to-value ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of March 31, 2015 and December 31, 2014, the Company had no reserve for loan loss.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Note 8 – Deferred Costs and Other Assets, Net
Deferred costs and other assets, net consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Deferred costs, net	$118,294	$126,202
Accounts receivable, net (1)	65,997	66,021
Straight-line rent receivable	111,760	89,355
Prepaid expenses	16,706	15,171
Leasehold improvements, property and equipment, net (2)	20,565	21,351
Restricted escrow deposits	29,909	34,339
Deferred tax asset and tax receivable	17,011	15,924
Program development costs, net	16,322	12,871
Derivative assets, at fair value	1,251	5,509
Other assets	3,069	3,179
	$400,884	$389,922
___________________________________

(1)	Allowance for doubtful accounts was $3.2 million and $2.5 million as of March 31, 2015 and December 31, 2014, respectively.

(2)
Amortization expense for leasehold improvements totaled $0.4 million for the three months ended March 31, 2015. Accumulated amortization was $1.6 million and $1.2 million as of March 31, 2015 and December 31, 2014, respectively. Depreciation expense for property and equipment totaled $0.5 million for the three months ended March 31, 2015. Accumulated depreciation was $2.1 million and $1.6 million as of March 31, 2015 and December 31, 2014, respectively.

Note 9 – Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The guidance defines three levels of inputs that may be used to measure fair value:
Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 – Unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2015
Assets:
CMBS	$—	$—	$56,493	$56,493
Interest rate swap assets	—	1,251	—	1,251
Total assets	$—	$1,251	$56,493	$57,744
Liabilities:
Interest rate swap liabilities	$—	$(11,754)	$—	$(11,754)

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets:
CMBS	$—	$—	$58,646	$58,646
Interest rate swap assets	—	5,509	—	5,509
Total assets	$—	$5,509	$58,646	$64,155
Liabilities:
Interest rate swap liabilities	$—	$(7,384)	$—	$(7,384)
CMBS – The fair values of the Company’s CMBS are valued using broker quotations, collateral values, subordination levels and liquidity of the individual securities.
Derivatives – The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2015.
The following are reconciliations of the changes in assets and (liabilities) with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2015 and 2014 (in thousands):

CMBS
Beginning Balance, December 31, 2014	$58,646
Total gains and losses:
Unrealized gain included in other comprehensive income, net	796
Purchases, issuances, settlements and amortization:
Principal payments received	(2,949)
Ending Balance, March 31, 2015	$56,493

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Balance, December 31, 2013	$60,583	$(16,736)	$—	$43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	2,948	—	—	2,948
Changes in fair value included in net loss	—	(9,998)	(1,297)	(11,295)
Purchases, issuances, settlements and amortization:
Fair value at purchase/issuance	151,197	—	(3,606)	147,591
Amortization included in net loss	(2,573)	—	—	(2,573)
Ending Balance, March 31, 2014	$212,155	$(26,734)	$(4,903)	$180,518
The fair values of the Company’s financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at March 31, 2015	Fair Value at March 31, 2015	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Assets:
Loans held for investment	3	$41,357	$45,931	$42,106	$42,645

Liabilities:
Mortgage notes payable and other debt, net (1)	3	$3,672,496	$3,823,633	$3,805,761	$3,931,029
Corporate bonds, net	3	2,546,701	2,468,500	2,546,499	2,709,845
Convertible debt, net	3	978,769	980,519	977,521	1,088,069
Credit facilities	3	3,184,000	3,167,452	3,184,000	3,145,884
Total liabilities		$10,381,966	$10,440,104	$10,513,781	$10,874,827
___________________________________

(1)	The December 31, 2014 amounts include “other debt” to conform with current presentation.
Loans held for investment – The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate market interest rates.
Mortgage notes payable and other debt and credit facilities – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of market interest rates.
Convertible notes and corporate bonds – The fair value is estimated based on current pricing marks received from an independent third party.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Note 10 – Debt
As of March 31, 2015, the Company had $10.4 billion of debt outstanding, including net premiums, with a weighted-average years to maturity of 4.8 years and weighted-average interest rate of 3.48%. The following table summarizes the carrying value of debt as of March 31, 2015 and December 31, 2014, and the debt activity for the three months ended March 31, 2015 (in thousands):

		Three Months Ended March 31, 2015
	Balance as of December 31, 2014	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and (Amortization)	Balance as of March 31, 2015
Mortgage notes payable:
Outstanding balance	$3,689,796	$1,158	$(131,779)	$—	$3,559,175
Net premiums (1)	70,139	—	—	2,748	72,887
Other debt:
Outstanding balance	45,325	—	(5,327)	—	39,998
Premium (1)	501	—	—	(65)	436
Mortgages and other debt, net	3,805,761	1,158	(137,106)	2,683	3,672,496

Corporate bonds:
Outstanding balance	2,550,000	—	—	—	2,550,000
Discount (2)	(3,501)	—	—	202	(3,299)
Corporate bonds, net	2,546,499	—	—	202	2,546,701

Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (2)	(22,479)	—	—	1,248	(21,231)
Convertible debt, net	977,521	—	—	1,248	978,769

Credit facility:
Outstanding balance	3,184,000	—	—	—	3,184,000

Total debt	$10,513,781	$1,158	$(137,106)	$4,133	$10,381,966
____________________________________

(1)
Net premiums on mortgages notes payable and other debt were recorded upon the assumption of the respective debt instruments in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(2)
Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of March 31, 2015 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	746	$6,535,095	$3,551,224	4.96%	7.0
Variable-rate debt	1	24,664	7,951	3.12%	1.4
Total	747	$6,559,759	$3,559,175	4.96%	7.0
____________________________________

(1)	Gross carrying value is gross real estate assets, net of gross real estate liabilities.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of March 31, 2015.

(3)	Includes $285.2 million of variable-rate debt fixed by way of interest rate swap arrangements.
The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of March 31, 2015, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default with a principal balance of $38.1 million that is described below.
During the three months ended March 31, 2015 and 2014, an aggregate of $72.3 million and $722.3 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, the Company paid prepayment penalties and fees totaling $5,000 and $29.0 million for the three months ended March 31, 2015 and 2014, respectively, which are included in extinguishment of debt, net in the accompanying consolidated statements of operations. In addition, the Company paid $10.1 million during the three months ended March 31, 2014 for the settlement of interest rate swaps that were associated with certain mortgage notes, which approximated the fair value of the interest rate swaps. The Company wrote off the deferred financing costs and net premiums associated with these mortgages, which resulted in a gain of $0.4 million and $19.6 million during the three months ended March 31, 2015 and 2014, respectively, which is included in extinguishment of debt, net in the accompanying consolidated statements of operations. The mortgages repaid during the three months ended March 31, 2015 had a weighted-average interest rate of 6.14% and a weighted-average remaining term of 2.02 years at the time of extinguishment.
On January 13, 2015, a substantially vacant office building in Bethesda, Maryland was foreclosed upon after the Company elected to stop making debt service payments on the related non-recourse loan with an outstanding balance of $53.8 million as of December 31, 2014. As a result of the foreclosure, the Company forfeited its right to the property and was relieved of all obligations on the non-recourse loan. During the three months ended March 31, 2015, the Company recorded a gain on the forgiveness of debt of $4.9 million, which is included in other income, net in the accompanying consolidated statement of operations.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan with a principal balance of $38.1 million due to the Company failing to pay a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes and other debt subsequent to March 31, 2015 (in thousands):

Total
2015	$62,577
2016	264,332
2017	465,583
2018	233,420
2019	295,956
Thereafter	2,277,305
Total	$3,599,173
Other Debt
As of March 31, 2015, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $40.0 million and remaining unamortized premium of $0.4 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until the maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to March 31, 2015 are $6.5 million, $12.5 million, $7.7 million and $13.3 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of borrowings and carrying value of the collateral by asset type as of March 31, 2015 (in thousands):

	Borrowings	Collateral Carrying Value
Loans held for investment	$11,051	$20,966
Intercompany mortgage loans on CapLease properties	3,091	10,926
CMBS	25,856	40,866
	$39,998	$72,758
Corporate Bonds
As of March 31, 2015, the OP had aggregate senior unsecured notes of $2.55 billion outstanding (the “Senior Notes”). The following table presents the three senior notes with their respective terms (dollar amounts in thousands):

	Outstanding Balance	Interest Rate	Maturity Date
2017 Senior Notes	$1,300,000	2.0%	February 6, 2017
2019 Senior Notes	750,000	3.0%	February 6, 2019
2024 Senior Notes	500,000	4.6%	February 6, 2024
Total balance and weighted-average interest rate	$2,550,000	2.8%
The Senior Notes are guaranteed by ARCP. The OP may redeem all or a part of any series of the Senior Notes at any time at its option at the redemption prices set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest on the principal amount of the Senior Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933 and are freely transferable.
Agreement in Principle with Senior Noteholder Group
On January 22, 2015, the Company announced that it had entered into an agreement in principle with an ad hoc group of holders (the “Senior Noteholder Group”), which the Company had been advised then represented a majority of the aggregate principal amounts outstanding of each of the 2.00% senior notes due 2017, the 3.00% senior notes due 2019 and the 4.60% senior notes due 2024, which, in each case, were issued by the OP, of which the Company is the sole general partner, and guaranteed by the Company under an Indenture, dated February 6, 2014 (the “Indenture”), by and among the OP, U.S. Bank National Association, as trustee, and the guarantors named therein. Pursuant to such agreement, the Senior Noteholder Group agreed not to issue a notice of default, prior to March 3, 2015, for the Company’s failure to timely deliver a quarterly report on Form 10-Q for the third quarter of 2014 (the “Third Quarter 10-Q”) containing financial information required to be included therein for the OP, which was required to be delivered pursuant to the terms of the Indenture. In exchange, the Company agreed to sign a confidentiality agreement with the Senior Noteholder Group’s counsel and pay reasonable and documented fees and out-of-pocket expenses of such counsel up to $300,000. Furthermore, the parties agreed that in the event a notice of default related to the Company’s failure to timely deliver such third quarter 2014 financial statements was issued by the senior noteholders on or after March 3, 2015, the 60-day cure period set forth in the Indenture would be reduced by one day for each day after January 19, 2015 that such notice of default was given. Such agreement was subsequently definitively documented and a supplement to the Indenture was entered into on February 9, 2015. The agreement was reached after the ad hoc group organized and directed counsel to the Senior Noteholder Group to engage in discussions with the Company regarding the terms of a possible resolution in response to the Company’s failure to timely deliver such third quarter 2014 financial information regarding the OP. The Company and the OP filed the Third Quarter 10-Q containing the required financial information with the SEC on March 2, 2015. As such, the Company believes it was in compliance with the Indenture, as of March 31, 2015.
Convertible Debt
As of March 31, 2015, the Operating Partnership had aggregate convertible notes of $1.0 billion outstanding to the General Partner (the “Convertible Notes”). The Convertible Notes are identical to ARCP’s registered issuance of the same amount of notes

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

to various purchasers in a public offering. The following table presents the two convertible notes with their respective terms (dollar amounts in thousands):

	Outstanding Balance	Interest Rate	Conversion Rate (1)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)	Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount.
In connection with any permissible conversion election made by the holders of the identical convertible notes issued by ARCP, the General Partner may elect to convert the 2018 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Convertible Notes at any time into such consideration on or after February 1, 2018. Additionally, the General Partner may elect to convert the 2020 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to June 15, 2020 and may convert the 2020 Convertible Notes at any time into such consideration on or after June 15, 2020.
The Company announced on January 22, 2015 that it received at its Phoenix, Arizona corporate office notice (the “Notice”) from the trustee under the indentures (the “Convertible Indentures”) governing each of the 2018 Notes and the 2020 Notes (collectively, the “Convertible Notes”) of the Company’s failure to timely deliver the Company’s Third Quarter 10-Q, which was required to be delivered pursuant to the terms of the Convertible Indentures. Subsequent to the Company’s announcement, the Company learned that it also received the Notice on January 16, 2015, at an address in New York City that was formerly the Company’s principal place of business. Pursuant to the terms of the Convertible Indentures, the Company had 60 days following its receipt of a notice of default to deliver the required financial statements, after which such failure would become an event of default under each of the Convertible Indentures. The Company and the OP filed the Third Quarter 10-Q containing the required financial information with the SEC on March 2, 2015. As such, the Company believes it was in compliance with the Convertible Indentures, as of March 31, 2015.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Agreement”).
As of March 31, 2015, the Credit Facility allows for maximum borrowings of $3.6 billion, consisting of a $1.0 billion term loan and a $2.6 billion revolving credit facility. The outstanding balance on the Credit Facility was $3.2 billion, of which $2.2 billion bore a floating interest rate of 1.97% at March 31, 2015. The remaining outstanding balance on the Credit Facility of $1.0 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on ARCP’s credit rating, the interest rate on this portion was 3.30% at March 31, 2015. As of March 31, 2015, a maximum of $416.0 million was available to the OP for future borrowings, subject to borrowing availability. The credit facility matures on June 30, 2018.
On December 23, 2014, ARCP and the OP, as the borrower, entered into a Consent and Waiver Agreement (the “Consent and Waiver”) with respect to the Credit Agreement. The Consent and Waiver, among other things, (i) provided for a further extension of the date for the delivery of the Third Quarter 10-Q and certain other financial deliverables that the Company agreed to provide under the Amendment, until the earlier of March 2, 2015 and 45 days following the receipt of a notice of breach or default from the applicable trustee or the requisite percentage of holders under ARCP’s and the OP’s respective indentures, (ii) provided an extension from the lenders for the delivery of the Company’s full-year 2014 audited financial statements until the earlier of the fifth day after the date that the Company files its Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2014 and March 31, 2015, (iii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the undrawn term loan commitments and the Company’s revolving facilities as well as the elimination of the $25.0 million swingline facility, (iv) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Credit Agreement, as amended, by the Company, other than in accordance with the cash flow forecast provided by the Company to the lenders thereunder and that neither the Company nor the OP would pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (v) provided that the Company would provide additional financial and other

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

information to the lenders from time to time. In connection with the Consent and Waiver, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse certain customary expenses of the arrangers.
The Company filed the Third Quarter 10-Q and other necessary deliverables on March 2, 2015 and its Annual Report on Form 10-K, as amended, with the SEC on March 30, 2015. As such, all limitations on making Restricted Payments or borrowing funds have been lifted.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon ARCP’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon ARCP’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or ARCP), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon ARCP’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth.
Note 11 – Derivatives and Hedging Activities
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

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $9.2 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	17	$1,248,814
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate products	Deferred costs and other assets, net	$1,251	$4,941
Interest rate products	Deferred rent, derivative and other liabilities	$(11,721)	$(7,384)
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Derivatives in Cash Flow Hedging Relationships
Amount of (loss) gain recognized in accumulated other comprehensive income on interest rate derivatives (effective portion)	$(10,396)	$(3,839)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$2,736	$1,541
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company's bond offering in February 2014, the Company settled the Treasury Lock Agreement, which was accounted for as a cash flow hedge, for $3.9 million, which was recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.2 million of interest expense for the three months ended March 31, 2015 related to the Treasury Lock.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A loss of $1.0 million related to the change in the fair value of derivatives no designated in hedging relationships was recorded directly in earnings during the three months ended March 31, 2015. The Company recorded a loss of $7.1 million for the three months ended March 31, 2014 relating to the contingent value rights.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

As of March 31, 2015, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap	1	$51,400
The table below presents the fair value of the Company’s derivative financial instruments not designated as hedges as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate products	Deferred costs and other assets, net	$—	$568
Interest rate products	Deferred rent, derivative and other liabilities	$(33)	$—
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2015 and December 31, 2014. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying consolidated balance sheets (in thousands).

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015	$1,251	$(11,754)	$—	$1,251	$(11,754)	$—	$—	$(10,503)
December 31, 2014	$5,509	$(7,384)	$—	$5,509	$(7,384)	$—	$—	$(1,875)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where, if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2015, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $13.1 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $13.1 million at March 31, 2015.
Note 12 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Accrued other	$64,508	$58,807
Accrued interest	39,191	56,558
Accrued real estate taxes	44,828	37,633
Accounts payable	11,602	10,027
	$160,129	$163,025

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Note 13 – Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company, except as follows:
Regulatory Investigations and Litigation Relating to the Audit Committee Investigation
On October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. Prior to that filing, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company are cooperating with these regulators in their investigations.
As discussed below, the Company and certain of its current and former directors and officers have been named as defendants in a number of lawsuits filed in response to the October 29 8-K, including class actions, derivative actions, and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York and Maryland.
Between October 30, 2014 and January 20, 2015, the Company and its current and former officers and directors (in addition to the Company’s underwriters for certain of the Company’s securities offerings, among other individuals and entities) were named as defendants in ten putative securities class action complaints filed in the United States District Court for the Southern District of New York (the “SDNY Actions”): Ciraulu v. American Realty Capital, Inc., et al., No. 14-cv-8659 (AKH); Priever v. American Realty Capital Properties, Inc., et al., No. 14-cv-8668 (AKH); Rubinstein v. American Realty Capital Properties, Inc., et al., No. 14-cv-8669 (AKH); Patton v. American Realty Capital Properties, Inc., et al., No. 14-cv-8671 (AKH); Edwards v. American Realty Capital Properties, Inc., et al., No. 14-cv-8721 (AKH); Harris v. American Realty Capital Properties, Inc., et al., No. 14-cv-8740 (AKH); Abadi v. American Realty Capital Properties, Inc., et al., No. 14-cv-9006 (AKH); City of Tampa General Employees Retirement Fund v. American Realty Capital Properties, Inc., et al., No. 14-cv-10134 (AKH); Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH); and New York City Employees Retirement System v. American Realty Capital Properties, Inc., et al., No. 15-cv-0422 (AKH). At a February 10, 2015 status conference, the court, among other things, consolidated the SDNY Actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”) and appointed a lead plaintiff. The lead plaintiff filed an amended class action complaint on April 17, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company and other defendants have until May 29, 2015 to file motions to dismiss.
In addition, on November 25, 2014, the Company and certain of its current and former officers and directors were named as defendants in a putative securities class action filed in the Circuit Court for Baltimore County, Maryland, captioned Wunsch v. American Realty Capital Properties, Inc., et al., No. 03-C-14-012816 (the “Wunsch Action”). On December 23, 2014, the Company removed the Maryland Securities Action to the United States District Court for the District of Maryland (Northern Division), under the caption Wunsch v. American Realty Capital Properties, Inc., et al., No. 14-cv-4007 (ELH). On April 15, 2015, the Maryland court transferred the Wunsch Action to the United States District Court for the Southern District of New York, under the caption Wunsch v. American Realty Capital Properties, Inc., et al., No. 15-cv-2934. The Wunsch Action asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements made in connection with the Company’s securities issued in connection with the Cole Merger. The Company is not yet required to respond to the complaint in the Wunsch Action.
Between November 17, 2014 and February 2, 2015, six shareholder derivative actions, purportedly in the name and for the benefit of the Company, were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Southern District of New York (the “SDNY Derivative Actions”): Michelle Graham Turner 1995 Revocable Trust v. Schorsch, et al., No. 14-cv-9140 (AKH); Froehner v. Schorsch, et al., No. 14-cv-9444 (AKH); Serafin v. Schorsch, et al.,

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

No. 14-cv-9672 (AKH); Hopkins v. Schorsch, et al., No. 15-cv-262 (AKH); Appolito v. Schorsch, et al., No. 15-cv-644 (AKH); and The Joel and Robin Staadecker Living Trust v. Schorsch, et al., No. 15-cv-768 (AKH). In addition, between December 30, 2014 and January 16, 2015, the Company and certain of its current and former officers and directors were named as defendants in two shareholder derivative actions filed in the Circuit Court for Baltimore City, Maryland (the “Maryland Derivative Actions”):  Meloche v. Schorsch, et al., No. 24-C-14-008210 and Botifoll v. Schorsch, et al., No. 24-C-15-000245. In addition, on January 29, 2015, the Company and certain of its current directors, amongst others, were named as defendants in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Fran Kosky Roth IRA v. Rendell, et al., No. 15-650269 (the “New York Derivative Action,” and together with the SDNY Derivative Actions and the Maryland Derivative Actions, the “Derivative Actions”). On February 9, 2015 and February 20, 2015, three plaintiffs who filed SDNY Derivative Actions-Appolito, Hopkins and The Joel and Robin Staadecker Living Trust-voluntarily dismissed their actions without prejudice. The Derivative Actions seek money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the securities actions and negligence and breach of contract. At a February 10, 2015 conference, the court consolidated the SDNY Derivative Actions under the caption Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH) (the “SDNY Consolidated Derivative Action”) and directed the plaintiffs to file a consolidated amended complaint by March 10, 2015. On March 10, 2015, the plaintiffs in the SDNY Consolidated Derivative Action filed a consolidated amended complaint. The Company and defendants filed motions to dismiss the consolidated amended complaint in the SDNY Consolidated Derivative Action on April 3, 2015, which is expected to be fully briefed by May 8, 2015. On March 18, 2015, the parties to the Maryland Derivative Actions entered into a stipulation providing for, among other things, the consolidation of those actions. The Company and defendants are not yet required to respond to the complaints in the Maryland Derivative Actions. On April 20, 2015, the parties to the New York Derivatives Action entered into a stipulation setting a deadline of May 5, 2015 for the plaintiff to file an amended complaint and setting a deadline of June 15, 2015 for the Company and defendants to respond to the amended complaint in the action.
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
On January 7, 2015, Ms. McAlister also filed a complaint, No. 2-4173-15-016, with the Occupational Safety and Health Administration of the United States Department of Labor. The complaint sought, among other things, compensatory and punitive damages and asserted claims for wrongful termination of employment for allegedly reporting concerns relating to alleged improper accounting practices by the Company. Ms. McAlister subsequently withdrew the complaint and the matter has been closed.
On January 15, 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”). The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. On April 17, 2015, the plaintiff filed an amended complaint. The Company and defendants are required to respond to the amended complaint in the Jet Capital Action on the same schedule set by the court for the SDNY Consolidated Securities Class Action.
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
ARCT III Litigation Matters
After the announcement of the merger agreement with American Realty Capital Trust III, Inc. (“ARCT III”) on December 17, 2012 (the “ARCT III Merger Agreement”), Randell Quaal filed a putative class action lawsuit on January 30, 2013 against the Company, the OP, ARCT III, ARCT III’s operating partnership, the members of the board of directors of ARCT III and certain

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

subsidiaries of the Company in the Supreme Court of the State of New York. The plaintiff alleges, among other things, that the board of ARCT III breached its fiduciary duties in connection with the transactions contemplated under the ARCT III Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. In connection with the settlement contemplated by that memorandum of understanding, the class action and all claims asserted therein will be dismissed, subject to court approval. The proposed settlement terms required ARCT III to make certain additional disclosures related to the merger with ARCT III, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. The memorandum of understanding also added that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding, therefore any losses that may be incurred to settle this matter are not determinable.
CapLease Litigation Matters
Since the announcement of the merger agreement with CapLease on May 28, 2013, the following lawsuits have been filed:
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
March 31, 2015 (Unaudited) – (Continued)

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
Cole Litigation Matters
Three putative class action and/or derivative lawsuits, which were filed in March and April 2013, assert claims for breach of fiduciary duty, abuse of control, corporate waste, unjust enrichment, aiding and abetting breach of fiduciary duty and other claims relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation, pursuant to which Cole became a self-managed REIT. On October 22, 2013, the Circuit Court for Baltimore City granted all defendants’ motion to dismiss with prejudice the consolidated action pending before the court, but the plaintiffs appealed that dismissal. On July 31, 2014, plaintiffs dismissed the pending state court appeal based on an agreement by defendants to reimburse plaintiffs in the amount of $100,000. The other two lawsuits, which also purport to assert shareholder class action claims under the Securities Act of 1933, as amended (the “Securities Act”), are pending in the United States District Court for the District of Arizona. Defendants filed a motion to dismiss both complaints on January 10, 2014. Subsequently, both of those lawsuits have been stayed by the Court pursuant to a joint request made by all parties pending final approval of the consolidated Baltimore Cole Merger Actions described below.
To date, eleven lawsuits have been filed in connection with the Cole Merger. Two of these suits – Wunsch v. Cole, et al. (“Wunsch”), No. 13-CV-2186, and Sobon v. Cole, et al. (“Sobon”) – were filed as putative class actions on October 25, 2013 and November 18, 2013, respectively, in the U.S. District Court for the District of Arizona. Between October 30, 2013 and November 14, 2013, eight other putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole, et al. (“Operman”); (ii) Branham v. Cole, et al. (“Branham”); (iii) Wilfong v. Cole, et al. (“Wilfong”); (iv) Polage v. Cole, et al. (“Polage”); (v) Corwin v. Cole, et al. (“Corwin”); (vi) Green v. Cole, et al. (“Green”); (vii) Flynn v. Cole, et al. (“Flynn”) and (viii) Morgan v. Cole, et al. (“Morgan”). All of these lawsuits name the Company, Cole and Cole’s board of directors as defendants; Wunsch, Sobon, Branham, Wilfong, Flynn, Green, Morgan and Polage also name CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of the Cole, as a defendant. All of the named plaintiffs in these actions claim to be Cole stockholders and purport to represent all holders of Cole’s stock. Each complaint generally alleges that the individual defendants breached fiduciary duties owed to plaintiff and the other public stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted include claims that the Cole Merger did not provide for full and fair value for the Cole shareholders, that the Cole Merger was the product of an “inadequate sale process,” that the Cole Merger Agreement contained coercive deal protection measures and that the Cole Merger Agreement and the Cole Merger were approved as a result of or in a manner which facilitates improper self-dealing by certain defendants. In addition, the Flynn, Corwin, Green, Wilfong, Polage and Branham lawsuits claim that the individual defendants breached their duty of candor to shareholders and the Branham and Polage lawsuits assert claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole. The Polage lawsuit also asserts derivative claims for waste of corporate assets and unjust enrichment. The Wunsch and Sobon lawsuits also assert claims against Cole and the individual defendants under Section 14(a) of the Securities Exchange Act of 1934, as

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

amended (the “Exchange Act”), based on allegations that the proxy materials omitted to disclose allegedly material information, and a claim against the individual defendants under Section 20(a) of the Exchange Act. Among other remedies, the complaints seek unspecified money damages, costs and attorneys’ fees.
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
The defendants in the consolidated Baltimore Merger Actions mailed a Notice of Pendency of Derivative and Class Action (the “Class Notice”) to the Cole stockholders on October 7, 2014, following the court’s preliminary approval of the parties’ Settlement Stipulation. On December 3, 2014, the parties in the consolidated Baltimore Merger Actions executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Stipulation. A final settlement hearing in the consolidated Baltimore Merger Actions was held on December 12, 2014, and on January 13, 2015, the Baltimore Circuit Court issued an order approving the settlement pursuant to the terms of the Amended Stipulation. Under the terms of the approval settlement, defendants established a $14.0 million settlement, out of which a $7.0 million attorney’s fee was paid. Two objectors have since filed a notice of appeal of the settlement order. Following court approval of the settlement of the consolidated Baltimore Merger Actions, the Wunsch case was dismissed voluntarily on January 21, 2015.
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
As of March 31, 2015, no reserves have been recorded for the cases discussed above, as the amounts of potential losses were determined not to be probable or estimable.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rental cash payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Offices Leases
April 1, 2015 - December 31, 2015	$14,291	$5,187
2016	18,190	4,963
2017	17,692	4,595
2018	15,576	4,655
2019	15,150	4,716
Thereafter	247,837	18,412
Total	$328,736	$42,528
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of such acquisitions, some of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of March 31, 2015, Cole Capital was a party to 34 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 144 properties, subject to meeting certain criteria, for an aggregate purchase price of $687.8 million, exclusive of closing costs. As of March 31, 2015, Cole Capital had $27.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. During the three months ended March 31, 2015, Cole Capital did not forfeit any property escrow deposits. Cole Capital will be reimbursed by the assigned Managed REIT for amounts escrowed when it acquires a property.
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
Note 14 – Equity
Common Stock and General Partner Common OP Units
The Company is authorized to issue up to 1.5 billion shares of common stock, $0.01 par value per share. As of March 31, 2015, the Company had approximately 905.1 million of common shares issued and outstanding.
Additionally, the Operating Partnership had approximately 905.1 million and approximately 23.8 million of General Partner OP Units and Limited Partner OP Units, respectively, issued and outstanding as of March 31, 2015.
Preferred Stock and Preferred OP Units
On January 3, 2014, in connection with the ARCT IV Merger, 42.2 million shares of Series F preferred stock (“Series F Preferred Stock”) were issued, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F preferred units (“Series F Preferred Units”) to the General Partner, and 700,000 Limited Partner Series F Preferred Units to holders of ARCT IV OP Units. As of March 31, 2015, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The Series F Preferred Units contain the same terms as the Series F Preferred Stock. Therefore, the Series F Preferred Stock/Units will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share/unit (equivalent to $1.675 per share/unit on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they become convertible and are converted into General Partner’s common stock or General Partner OP Units (or, if applicable, alternative consideration). The Series F Preferred Stock of the General Partner trades on the NASDAQ under the symbol “ARCPP.”
Common Limited Partner OP Units
As of March 31, 2015 and December 31, 2014 the Operating Partnership had approximately 23.8 million of Limited Partner OP Units outstanding.
On March 11, 2015, the Company received redemption requests totaling approximately 13.1 million OP Units ($126.7 million based on a redemption price of $9.65) from certain affiliates of the Former Manager. The Company is currently reviewing these requests and expects to satisfy them in accordance with the terms of the LPA.
Recent Offerings
On May 28, 2014, the General Partner closed on a public offering of 138.0 million shares of ARCP common stock at a price of $12.00 per share. The net proceeds to ARCP were $1.6 billion after deducting underwriting discounts, commissions and offering-related expenses. Concurrently, the Operating Partnership issued the General Partner 138.0 million General Partner OP Units.
Common Stock Dividends
On December 23, 2014, in connection with the amendments to the Credit Facility, the Company agreed to suspend payment of dividends on its common stock until it complied with certain financial statement delivery and other information requirements. On March 30, 2015, the Company satisfied these financial statement and other information requirements. The annualized dividend rate at March 31, 2014 was $1.00 per share, and the Company’s board of directors is currently evaluating the 2015 dividend.
Common Stock Repurchases
On August 20, 2013, ARCP’s board of directors reauthorized its 250.0 million share repurchase program, which was originally authorized in February 2013, in order to reaffirm the parameters of the share repurchase program. During the three months ended March 31, 2015, ARCP did not repurchase any shares of common stock under the share repurchase program.
Under ARCP’s equity compensation plans, individuals have the option to have ARCP repurchase shares upon vesting in order to satisfy the minimum federal and state tax withholding obligations. During the three months ended March 31, 2015, ARCP repurchased 132,826 of shares to satisfy the federal and state tax withholding on behalf of employees.
Note 15 – Equity-based Compensation
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
The General Partner authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) to be issued at any time under the Equity Plan for equity incentive awards. As of March 31, 2015, the General Partner had cumulatively awarded approximately 7.7 million common shares under the Equity Plan, with approximately 85.2 million shares available for future issuance. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units to ARCP when the General Partner awarded shares under the Equity Plan.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The fair value of restricted common stock awards awarded to employees under the Equity Plan is generally determined on the grant date using the closing stock price on NASDAQ that day and is expensed over the requisite service period. The fair value of restricted common stock awarded to non-employees under the Equity Plan is measured based upon the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable and is expensed in full at the date of grant.
Director Stock Plan
The General Partner has adopted a Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of restricted shares of common stock to each of the General Partner’s non-executive directors. Awards of restricted stock will vest in accordance with the award agreements, which generally provide for ratable vesting over a five-year period following the date of grant. The awards of restricted stock provide for “distribution equivalents” with respect to this restricted stock, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. As of March 31, 2015, a total of 99,000 shares of common stock was reserved for issuance under the Director Stock Plan. As of March 31, 2015, the General Partner had awarded 45,000 shares under the Director Stock Plan, with 54,000 shares available for future issuance. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units to ARCP when the General Partner awarded shares under the Director Stock Plan.
The fair value of restricted common stock awards, as well as the underlying General Partner OP Units, under the Director Stock Plan is determined on the grant date using the closing stock price on NASDAQ that day.
The following table details the unvested restricted share award activity within the Equity Plan during the three months ended March 31, 2015. There was no activity within the Director Stock Plan during the three months ended March 31, 2015.

	Equity Plan
	Shares of Restricted Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2014	2,684,062	$13.84
Vested	(494,774)	13.98
Forfeited	(265,886)	13.71
Unvested, March 31, 2015	1,923,402	$13.83
For the three months ended March 31, 2015, compensation expense for restricted shares was $0.8 million, which is recorded in general and administrative expense in the accompanying consolidated statement of operations.
Multi-Year Outperformance Plan
Upon consummation of the merger with ARCT III, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Former Manager, whereby the Former Manager was able to earn compensation upon the attainment of stockholder value creation targets.
Under the OPP, the Former Manager was granted approximately 8.2 million long-term incentive plan units of the OP (“LTIP Units”), which could be earned or forfeited based on the General Partner’s total return to stockholders, as defined by the OPP, for the three-year period that commenced on December 11, 2012.
Pursuant to previous authorization of the General Partner’s board of directors, as a result of the termination of the Management Agreement, all approximately 8.2 million LTIP Units became fully earned, vested and convertible into OP Units upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date.
2014 Multi-Year Outperformance Plan
On October 3, 2013, the General Partner’s board of directors approved a multi-year outperformance plan (the “2014 OPP”), which became effective upon the General Partner’s transition to self-management, which occurred on January 8, 2014. Under the 2014 OPP, individual agreements were entered into between the General Partner and the participants selected by the General Partner’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the 2014 OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the 2014 OPP and the OPP Agreements, the Participants were eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

that is funded up to a maximum award opportunity (the “2014 OPP Cap”) of approximately 5% of the General Partner’s equity market capitalization at the time of the approval of the 2014 OPP which, following the Audit Committee’s and new management’s review, was determined to be $120.0 million.
Subject to the 2014 OPP Cap, the pool was to equal an amount to be determined based on the General Partner’s level of achievement of total return to stockholders, as defined by the 2014 OPP, for a three-year performance period that commenced on October 1, 2013 (the “Performance Period”), with valuation dates on which a portion of the LTIP Units up to a specified amount of the 2014 OPP Cap could be earned on the last day of each 12-month period during the Performance Period and the initial 24-month period of the Performance Period based on certain return achievements during the respective periods.
The 2014 OPP provided for early calculation and vesting of the award in the event of a change in control of the General Partner, prior to the end of the Performance Period. The Participants were entitled to receive a tax gross-up in the event that any amounts paid to the Participant under the 2014 OPP constitute “parachute payments” as defined in Section 280G of the Code. The LTIP Units granted under the 2014 OPP represented units of equity ownership in the OP that were structured as a profits interest therein. Subject to the Participant’s continued service through each vesting date, one-third of any earned LTIP Units would vest on October 1, 2016, October 1, 2017 and October 1, 2018, respectively. The Participants were entitled to receive distributions on their LTIP Units to the extent provided for in the LPA, as amended from time to time.
During the three months ended December 31, 2014, all of the Participants of the 2014 OPP departed from the Company and forfeited all interests they had in the 2014 OPP. As such, all equity-based compensation expense related to the 2014 OPP was reversed in the three months ended December 31, 2014 and no expense was recorded during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recorded $2.5 million of equity-based compensation expense relating to the 2014 OPP, which is included in general and administrative expense in the accompanying statement of operations. As of March 31, 2015 and December 31, 2014, the Company had recorded a total payable for distributions on LTIP units related to the OPP and the 2014 OPP of $6.9 million. Subsequent to March 31, 2015, the 2014 OPP was canceled, see Note 20 – Subsequent Events for further discussion.
Note 16 – Related Party Transactions and Arrangements
The Company, ARCT III and ARCT IV have incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), ARC, ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III, LLC (the “ARCT III Advisor”), American Realty Capital Advisors IV, LLC (“the ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). As a result of the resignations of certain officers and directors in December 2014, the Former Manager and its affiliates were no longer affiliated with the Company. During the three months ended March 31, 2015, there were no material transactions to report with affiliates of the Former Manager.
The Audit Committee Investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. As of December 31, 2014, the Company has recovered consideration valued at $8.5 million in respect of certain such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. As of March 31, 2015, no asset has been recognized in the accompanying consolidated financial statements related to any potential recovery.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The following table summarizes the related party fees and expenses incurred by the Company, ARCT III and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Expenses and capitalized costs:
Offering related costs	$—	$150
Acquisition related expenses	—	1,539
Merger and other non-routine transactions	—	137,738
Management fees to affiliates	—	13,888
General and administrative expenses	—	15,592
Indirect affiliate expenses	—	498
Total expenses and capitalized costs	$—	$169,405
Cole Capital revenues:
Cole Capital offering related revenue	$3,117	$42,453
Cole Capital operating revenue	24,377	11,804
Total Cole Capital revenues	$27,494	$54,257
The following sections below further expand on the summarized related party transactions listed above.
Offering Related Costs
The Company, ARCT III and ARCT IV recorded commissions, fees and offering cost reimbursements as shown in the table below for services provided to the Company, ARCT III and ARCT IV, as applicable, by affiliates of the Former Manager.
During the three months ended March 31, 2014, the Company incurred $0.2 million in commissions and fees paid to RCS in connection with each of the ARCT III IPO and the ARCT IV IPO, of which RCS served as the dealer manager. In addition, the Company reimbursed RCS for services relating to the Company’s ATM equity program during 2014. No such fees were incurred in the three months ended March 31, 2015. Offering related costs are included in offering costs in the accompanying consolidated statements of changes in equity.
Acquisition Related Expenses
During the three months ended March 31, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to its acquisition of certain properties from Fortress Investment Group LLC and $0.5 million (equal to 0.25% of the contract purchase price) to RCS related to its acquisition of certain properties from Inland American Real Estate Trust, Inc. The Company paid no such fees to RCS during the three months ended March 31, 2015 in connection with these transactions.
Merger and Other Non-routine Transactions
The Company, ARCT III and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below. These fees are included in merger and other non-routine transactions in the accompanying consolidated statements of operations.
Unless otherwise indicated, all of the merger and other non-routine fees and reimbursements discussed below were incurred and recognized during the three months ended March 31, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

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
Pursuant to the Transaction Management Services Agreement, dated December 9, 2013, the Company and the OP agreed to pay RCS Advisory an aggregate fee of $2.9 million in connection with providing the following services: transaction management support related to the Cole Merger up to the date of the Transaction Management Services Agreement and ongoing transaction management support, marketing support, due diligence coordination and event coordination up to the date of the termination of the Transaction Management Services Agreement. The Transaction Management Services Agreement expired on the consummation of the Company’s transition to self-management on January 8, 2014. The Company paid RCS Advisory $2.9 million thereunder on January 8, 2014.
Multi-tenant Spin-off
The Company entered into an agreement with RCS, under which RCS agreed to provide strategic and financial advisory services to the Company in connection with a spin-off of the Company’s multi-tenant shopping center business. During the three months ended March 31, 2014, the Company incurred $1.8 million of such fees, which are included in merger and other non-routine transactions in the accompanying consolidated statement of operations.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Other Non-routine Transactions
ARCT IV Merger Subordinated Distribution Fee
On January 3, 2014, the OP entered into a Contribution and Exchange Agreement (the “ARCT IV Contribution and Exchange Agreement”) with the ARCT IV OP, American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”) and ARC Real Estate. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment. Pursuant to the ARCT IV Contribution and Exchange Agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the $78.2 million of subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million ARCT IV OP Units. Upon consummation of the ARCT IV Merger, these ARCT IV OP Units were immediately converted into 6.7 million OP Units after application of the applicable ARCT IV exchange ratio. In conjunction with the merger agreement with ARCT IV, the ARCT IV Special Limited Partner agreed to hold its OP Units for a minimum of two years before converting them into shares of the Company’s common stock.
Furniture, Fixtures and Equipment and Other Assets
The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, the Sellers sold the OP certain FF&E and other assets used by the Sellers in connection with managing the property level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million to purchase the FF&E and other assets during the three months ended March 31, 2014. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company has expensed the amount originally capitalized and recognized the expense in merger and other non-routine transaction-related expense.
Other Fees and Expenses
In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the three months ended March 31, 2014.
Personnel Costs and Other Reimbursements
The Company, ARCT III and ARCT IV incurred expenses of and paid $2.1 million to RCS Advisory and ANST for personnel costs and reimbursements in connection with non-recurring transactions during the three months ended March 31, 2014.
Post-Transaction Support Services
In connection with its entry into the merger agreement with ARCT IV, ARCT IV agreed to pay additional asset management fees, which totaled $1.4 million net of credits received from affiliates during the three months ended March 31, 2014.
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
Management Fees to Affiliates
The Company, ARCT III and ARCT IV recorded fees and reimbursements for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Asset Management Fees
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
The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the three months ended March 31, 2014. No such expense was recorded during the three months ended March 31, 2015.
General and Administrative Expenses
The Company, ARCT III and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
General and administrative expenses:
Advisory fees and reimbursements	$—	$1,518
Equity awards	—	14,074
Total	$—	$15,592

Advisory fees and reimbursements
The Company, ARCT III and ARCT IV agreed to pay certain fees and reimbursements during the three months ended March 31, 2014, to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the three months ended March 31, 2014 these expenses totaled $1.5 million. No such fees were agreed upon or incurred during the three months ended March 31, 2015.
Equity Awards
Upon consummation of the merger with ARCT III, the Company entered into the OPP with the Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets. During the three months ended March 31, 2014, $1.6 million was recorded to general and administrative as equity-based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

During the three months ended March 31, 2014, the Company granted 796,075 restricted share awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who are affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million for the three months ended March 31, 2014 was recorded in general and administrative expenses in the accompanying consolidated statements of operations.
Indirect Affiliate Expenses
The Company incurred fees and expenses payable to affiliates of the Former Manager or payable to a third party on behalf of affiliates of the Former Manager for amenities related to certain buildings, as explained below. These expenses are depicted in the table below for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Indirect affiliate expenses:
Audrain building	$—	$405
New York (405 Park Ave.) office	—	71
Dresher, PA office	—	19
North Carolina office	—	3
Total	$—	$498

Audrain Building
During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, the Former Manager and affiliates of the Former Manager. An affiliate of the Former Manager requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to ARC Advisory or be paid directly to the contractors and vendors. During the three months ended March 31, 2014, the Company incurred $0.3 million tenant improvements and furniture and fixtures relating to the renovation directly to the third parties. During the three months ended March 31, 2015, the Company incurred no such expenses.
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
As a result of findings of the investigation conducted by the Audit Committee, the Company terminated this lease agreement and was reimbursed for the tenant improvements and furniture costs incurred by the Company, totaling $8.5 million, during the year ended December 31, 2014. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.
New York (405 Park Ave.) Office
During the three months ended March 31, 2014, the Company paid $0.1 million to ARC Advisory for rent related to the New York (405 Park Ave.) office where certain of the Company’s employees shared office space with an affiliate of the Former Manager. The Company paid no rent or leasehold improvements to ARC related to the New York office during the three months ended March 31, 2015 as the Company no longer occupies the space.
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
March 31, 2015 (Unaudited) – (Continued)

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
Investment from the ARCT IV Special Limited Partner
In connection with the ARCT IV Merger, the ARCT IV Special Limited Partner invested $0.8 million in the ARCT IV OP and was subsequently issued 79,872 OP Units in respect thereof upon the closing of the ARCT III Merger after giving effect to the ARCT III’s exchange ratio of 0.95 of a share of ARCP’s common stock. This investment is included in non-controlling interests in the accompanying consolidated balance sheets.
Investment in an Affiliate of the Former Manager
The Company held an investment of $1.6 million in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs as of March 31, 2014.
As of March 31, 2015 the Company sold substantially all of its investment, with a remaining investment value less than $0.1 million.
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, of $0.5 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively, relates to amounts due to the Managed REITs.
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
Cole Capital Offering Related Revenue
The Company generally receives a selling commission of up to 7.0% of gross offering proceeds related to the sale of shares of CCPT IV, CCIT II and CCPT V common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers (CCPT IV’s offering closed April 4, 2014). The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, the Company generally receives 2.0% of gross offering proceeds in the primary offerings, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the sale of CCPT IV, CCIT II and CCPT V shares of common stock. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares sold under the respective Managed REIT’s distribution reinvestment plans, under which the stockholders may elect to have distributions reinvested in additional shares.
In connection with the sale of INAV shares of common stock, the Company receives an annual asset-based dealer manager fee of 0.55% of the net asset value (“NAV”) for Wrap Class shares (“W Shares”) and Advisor Class Shares (“A Shares”) and 0.25% of the NAV for Institutional Class shares (“I Shares”). The Company, in its sole discretion, may reallow a portion of its dealer manager fee received on W Shares, A Shares and I Shares to participating broker-dealers. The Company also receives an annual asset-based distribution fee of 0.50% of the NAV for A Shares. The Company, in its sole discretion, may reallow a portion of the distribution fee to participating broker-dealers. In addition, the Company receives a selling commission on A Shares sold in the primary offering of up to 3.75% of the offering price per share for A Shares. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. No selling commissions are paid to the Company or other broker-dealers with respect to W Shares or I Shares or on shares of any class of INAV common stock sold pursuant to INAV’s distribution reinvestment plan.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits per the respective advisory agreement. The organization and offering expenses incurred by the Company which are subject to reimbursement include costs which are paid to affiliates. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer manager fees, selling commissions and offering reimbursements in the financial results for Cole Capital in Note 3 – Segment Reporting. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs. As of March 31, 2015, the Company had $16.3 million of organization and offering costs, net of $15.8 million of reserves, paid on behalf of the Managed REITs in excess of the limits that have not been reimbursed, which are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering, subject to certain limitations. The program development costs are included in deferred costs and other assets, net in the accompanying consolidated unaudited balance sheets.
The tables below reflect financial data for the three months ended March 31, 2015 and the period from the Cole acquisition to March 31, 2014 (in thousands):

	For the Three Months Ended March 31, 2015
	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$536	$1,226	$13	$1,775
Selling commissions reallowance expense	$(536)	$(1,226)	$(13)	$(1,775)
Dealer manager and distribution fee revenue	$167	$359	$190	$716
Dealer manager and distribution fees reallowance expense	$(61)	$(151)	$(44)	$(256)
Other expense reimbursement revenue	$196	$395	$35	$626

	Period from Cole Acquisition Date to March 31, 2014
	CCPT IV	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,125	$—	$371	$21	$29,517
Selling commissions reallowance expense	$(29,125)	$—	$(371)	$(21)	$(29,517)
Dealer manager and distribution fee revenue	$8,773	$—	$114	$65	$8,952
Dealer manager and distribution fees reallowance expense	$(4,864)	$—	$(53)	$(2)	$(4,919)
Other expense reimbursement revenue	$3,767	$50	$114	$53	$3,984
Cole Capital Operating Revenue
The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT. The Company earned disposition fees of $4.4 million, on behalf of CCIT when it merged with SIR. Acquisition and disposition fees and reimbursements, as applicable, are included in transaction service fees in the financial results for Cole Capital in Note 3 – Segment Reporting.
The Company earns advisory and asset and property management fees from certain Managed REITs and other affiliates. In addition, the Company may be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In connection with services provided by the Company related to the origination or refinancing of any debt financing obtained by certain Managed REITs that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company is reimbursed for financing expenses incurred, subject to certain limitations. Advisory fees, asset and property management fees and reimbursements of expenses are included in management fees and reimbursements in the financial results for Cole Capital in Note 3 – Segment Reporting.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided primarily to the Managed REITs and the CCIT disposition fees (as described above). The tables below reflect financial data for the three months ended March 31, 2015 and the period from the Cole Acquisition Date to March 31, 2014 (in thousands):

	For the Three Months Ended March 31, 2015
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other	Total
Operations:
Acquisition and disposition fee revenue	$3,493	$995	$4,350	$—	$—	$851	$9,689
Acquisition expense reimbursements	$241	$240	$21	$44	$25	$—	$571
Asset management fee revenue	$—	$—	$—	$—	$—	$226	$226
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$195	$195
Operating expense reimbursement revenue	$1,690	$244	$339	$245	$—	$—	$2,518
Advisory and performance fee revenue	$7,384	$757	$1,557	$1,196	$284	$—	$11,178

	Period from Cole Acquisition Date to March 31, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other	Total
Operations:
Acquisition fee revenue	$3,998	$66	$495	$—	$—	$—	$4,559
Acquisition expense reimbursements	$236	$17	$55	$—	$—	$—	$308
Asset management fee revenue	$—	$—	$—	$—	$—	$151	$151
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$290	$290
Operating expense reimbursement revenue	$829	$—	$374	$—	$—	$—	$1,203
Advisory and performance fee revenue	$2,564	$—	$2,595	$26	$108	$—	$5,293
Investment in the Managed REITs
As of March 31, 2015, the Company owned aggregate equity investments of $3.7 million in the Managed REITs. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions. The Company records its proportionate share of net income from the Managed REITs within the Other income, net line item in the consolidated statement of operations. During the three months ended March 31, 2015, the Company recognized $44,000 net loss from the Managed REITs. During the three months ended March 31, 2014, the Company recognized $0.7 million of net loss from the Managed REITs.
The table below presents certain information related to the Company’s investments in the Managed REITs as of March 31, 2015 (carrying amount in thousands):

	March 31, 2015
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT IV	0.01%	$128
CCPT V	0.11%	1,809
CCIT II	1.11%	1,586
INAV	0.18%	150
		$3,673
Due from Affiliates
As of March 31, 2015 and December 31, 2014, $58.5 million and $86.1 million, respectively, was expected to be collected from affiliates, including balances from the Managed REITs’ lines of credits, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements. The Company had a balance of $8.3 million due from the Managed REITs as of March 31, 2015 for services provided by the Company and expected to reimbursed in accordance with the their respective advisory and property management agreements which was included in due from affiliates on the accompanying consolidated balance sheets.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

In connection with the Cole Merger, the Company acquired a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCIT II. In addition, during the three months ended March 31, 2014, the Company entered into a revolving line of credit agreement that provides for $10.0 million of available borrowings to CCPT V. The CCIT II and CCPT V line of credit agreements each bear an interest rate equal to the one-month LIBOR plus 2.20% and mature in January 2015 and March 2015, respectively. During the year ended December 31, 2014, the Company increased the available borrowings under the revolving lines of credit for each of CCPT V and CCIT II to $60.0 million. During the year ended December 31, 2014, CCIT II and CCPT V borrowed $30.0 million and $20.0 million, respectively, on their lines of credit. These amounts remained outstanding as of March 31, 2015 and are included in due from affiliates in the accompanying consolidated balance sheets.
On December 16, 2014, the Company and Cole Real Estate Income Strategy (Daily NAV) Operating Partnership, LP; INAV’s operating partnership, entered into a revolving line of credit agreement that provides for a principal borrowing amount of $20.0 million to INAV. The agreement bears an interest rate equal to one-month LIBOR plus 2.45% and matures on December 15, 2015. During the three months ended March 31, 2015, INAV drew $10.0 million on its line of credit; however, INAV repaid the entire balance during the period.
Note 17 – Net Loss Per Share/Unit
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
Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for ARCP for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands, except for share and per share data):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to the Company	$(29,970)	$(291,444)
Less: dividends to preferred shares and participating securities	17,978	23,432
Net loss attributable to common stockholders	$(47,948)	$(314,876)

Weighted average number of common shares outstanding - basic and diluted	902,996,270	547,470,457

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.05)	$(0.58)
As of March 31, 2015, approximately 23.8 million OP Units outstanding, which are convertible into an equal number of shares of common stock, and approximately 1.9 million unvested restricted shares of common stock were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.
Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit computation for the OP for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands, except for unit and per unit data):

	Three Months Ended March 31,
	2015	2014
Net loss from continuing operations attributable to the Operating Partnership	$(30,873)	$(305,648)
Less: dividends to preferred units and participating securities	17,978	23,432
Net loss attributable to common unitholders	$(48,851)	$(329,080)

Weighted average number of common units outstanding - basic and diluted	926,760,067	572,457,009

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.05)	$(0.57)

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

As of March 31, 2015, approximately 1.9 million shares of unvested restricted units outstanding were excluded from the calculation of diluted net loss per unit as the effect would have been antidilutive.
Note 18 – Property Dispositions
During the three months ended March 31, 2015 and 2014, the Company disposed of eight and 16 single-tenant properties and three and one multi-tenant properties, respectively, for an aggregate gross sales price of $271.8 million and $60.3 million, respectively. During the three months ended March 31, 2015, the Company also had one property that had been foreclosed upon with a prior net book value of $38.2 million. No disposition fees were paid to affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The results of operations and the related loss on sale of real estate is included in loss on disposition of real estate, net in the consolidated statements of operations for all periods presented.
Note 19 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS structure, recognized a provision of $0.2 million for the three months ended March 31, 2015, which is included in (provision for) benefit from income and franchise taxes in the accompanying consolidated statement of operations. A $6.2 million benefit was recognized for the three months ended March 31, 2014. The difference in the provision or benefit reflected in the accompanying consolidated statements of operations as compared to the provision or benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.
The REI segment recognized a provision for three months ended March 31, 2015 and 2014 of $1.9 million and $1.1 million, respectively, which are included in (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the three months ended March 31, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various Canadian jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2010.
Note 20 – Subsequent Events
The following events occurred subsequent to March 31, 2015:
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from April 1, 2015 to May 5, 2015 (dollar amounts and square footage in thousands):

	No. of Buildings	Approximate Square Feet	Purchase Price (1)
Total portfolio – March 31, 2015	4,647	102,133	$17,610,187
Acquisitions, including two land parcels	3	8	2,546
Total portfolio – May 5, 2015	4,650	102,141	$17,612,733
____________________________________

(1)	Contract purchase price, excluding acquisition and transaction related costs.
Credit Facility Repayments
Subsequent to March 31, 2015, the Company made debt repayments on the revolving credit facility portion of the Credit Facility totaling $590.0 million. As discussed within Note 10 – Debt, the Credit Facility allows for total maximum borrowings of $3.6 billion, consisting of a $1.0 billion term loan and a $2.6 billion revolving credit facility. As of May 5, 2015, the outstanding balance on the Credit Facility was $2.6 billion.

AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 (Unaudited) – (Continued)

Canceled 2014 Multi-Year Outperformance Plan
The Compensation Committee elected to terminate the 2014 OPP on April 23, 2015, which had zero LTIP Units outstanding following the fourth quarter 2014 departures of the four former executives that had participated in the 2014 OPP. During the first quarter of 2015, the Compensation Committee (the “Compensation Committee”) of the Company’s board of directors, with input from its independent compensation consultant, elected to adopt a long-term incentive award structure whereby two-thirds of the annual long-term incentive awards for executive officers would be performance-based and earned based on the Company’s total shareholder return performance 100% relative to its peers. The initiated grants under the long term incentive award structure were made in the form of restricted stock units, independent of the 2014 OPP, and were granted subsequent to March 31, 2015.
Litigation Matters
With respect to the SDNY Consolidated Securities Class Action, as described within Note 13 – Commitments and Contingencies, the lead plaintiff filed an amended class action complaint on April 17, 2015, which asserts claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The proposed class period under the amended complaint runs from September 7, 2011 to October 29, 2014.
With respect to the Wunsch Securities Action, on April 15, 2015, the action was transferred to the United States District Court for the Southern District of New York. The Wunsch Securities Action asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements made in connection with the Company’s securities issued in connection with the Cole Merger. The Company is not yet required to respond to the complaint in the Wunsch Securities Action.
With respect to the New York Derivative Action, the parties to the New York Derivative Action have agreed to set a deadline of May 8, 2015 for the plaintiff to file an amended complaint and setting a deadline of June 15, 2015 for the Company and defendants to respond to the amended complaint in the action.
With respect to the Jet Capital Action, on April 17, 2015, the plaintiffs filed an amended complaint. The Company and defendants are required to respond to the amended complaint in the Jet Capital Action on the same schedule set by the court for the SDNY Consolidated Securities Class Action.
Equity Awards
Subsequent to March 31, 2015, the Company granted approximately 2.2 million restricted stock units with market and service conditions to employees, including executive officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital Properties, Inc. and ARC Properties Operating Partnership, L.P. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Properties, Inc., a Maryland corporation, and, as required by context, include the accounts of ARCP and its consolidated subsidiaries, including the Operating Partnership. Prior to becoming self-managed as of January 8, 2014, we were externally managed by ARC Properties Advisors, LLC, a Delaware limited liability company and wholly owned subsidiary of AR Capital, LLC. These entities, which remained affiliates of the Former Manager prior to December 12, 2014, are no longer affiliated with Company. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I – Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.
Restatement
We previously restated our consolidated financial statements and related financial information for the fiscal period ended March 31, 2014. For a discussion of reconciliations of originally reported amounts to the corresponding restated amounts, see our Quarterly Report on Form 10-Q/A for the fiscal period ended March 31, 2014 filed with the SEC on March 2, 2015. The following discussion and analysis of our financial condition and results of operations is based on the restated amounts.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.

The following are some of the assumptions, risks, uncertainties and other factors, although not all assumptions, risks, uncertainties and other factors, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We encounter significant competition in the acquisition of properties and we may be unable to acquire properties on advantageous terms.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and credit, geographic and industry concentrations with respect to tenants.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with certain mergers and portfolio acquisitions that do not fit within our target assets.

•	We may not be able to effectively integrate and manage our expanded portfolio and operations following certain mergers and portfolio acquisitions.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from certain mergers and portfolio acquisitions.

•	Our properties and other assets may be subject to impairment charges.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuations and the risk of default.

•	Our overall borrowing and operating flexibility may be adversely affected by the terms of our Credit Agreement and the indentures governing our senior unsecured notes and convertible notes.

•
Our access to capital and terms of future financings may be adversely affected by our recent credit rating downgrade and loss of eligibility to register the offer and sale of our securities on Form S-3.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may be affected by risks associated with current and future litigation.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•
There can be no assurance as to when we will resume paying a dividend in respect of our and our OP’s respective common equity, or, when it is resumed, that it will be paid at a rate equal to or at the same frequency as our previously declared monthly dividend.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and therefore may be forced to borrow at higher rates to fund our dividends.

•	We are subject to litigation and governmental investigations related to the findings of the Audit Committee Investigation.

•	We have material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and we may not be able to remediate such material weaknesses in a timely manner.

•	We may be unable to reestablish the financial network which supports Cole Capital and its Managed REITs and/or regain the prior transaction and capital raising volume of Cole Capital Corporation.

•	Our Cole Capital operations are subject to extensive governmental regulation.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Item 1A. Risk Factors in ARCP’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.
Overview
We are a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a REIT for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On September 6, 2011, we completed the IPO. Our common stock trades on NASDAQ under the symbol “ARCP.”
We operate through two business segments, Real Estate Investment and our private capital management business, Cole Capital, as further discussed in Note 3 – Segment Reporting. Through the REI segment, we acquire, own and operate single-tenant, freestanding, commercial real estate properties, primarily subject to long-term net leases with high credit quality tenants. We seek to acquire net lease assets by self-originating individual or small portfolio acquisitions, by executing sale-leaseback transactions, and in connection with build-to-suit or forward take-out opportunities, to the extent they are appropriate in terms of capitalization rate and scale. We have also advanced our investment objectives through strategic mergers and acquisitions.
Cole Capital is contractually responsible for raising capital for and managing the affairs of the Managed REITs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services.
Substantially all of our REI segment is conducted through the OP. We are the sole general partner and holder of 97.4% of the common equity interests in the OP as of March 31, 2015, with the remaining 2.6% common equity interests owned by certain unaffiliated investors. Under the LPA, after holding units of limited partner interests in the OP for a period of one year, unless otherwise consented to by us, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through CCA, an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a TRS under the Internal Revenue Code.
Prior to January 8, 2014, we retained the Former Manager to manage our affairs on a day-to-day basis with the exception of certain acquisition, accounting and portfolio management services performed by our employees. In August 2013, our board of directors determined that it is in the best interests of us and our stockholders to become self-managed and we completed our transition to self-management on January 8, 2014. See Note 16 – Related Party Transactions and Arrangements to the consolidated financial statements.
As of March 31, 2015, we owned 4,647 properties consisting of 102.1 million square feet, which were 98.4% leased with a weighted-average remaining lease term of 11.7 years. In constructing our portfolio, we are committed to diversification by industry, tenant and geography. As of March 31, 2015, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 47.0% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure). Our strategy encompasses receiving the majority of our revenue from investment grade and creditworthy tenants as we further acquire properties and enter into or assume lease arrangements.

Results of Operations
As a result of the Cole Merger, we evaluate our operating results by our two business segments, REI and Cole Capital.
REI Segment
Our results of operations are influenced by the timing of acquisitions and dispositions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, excluding properties owned through unconsolidated joint ventures, as of March 31, 2015 and 2014.

	March 31,
	2015	2014
Number of commercial properties (1)	4,647	3,809
Approximate rentable square feet (in millions) (2)	102.1	101.8
Percentage of rentable square feet leased	98.4%	98.9%
____________________________________

(1)	Excludes properties owned through the unconsolidated joint ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Total Real Estate Investment Revenue
REI revenue increased $99.6 million to $366.5 million for the three months ended March 31, 2015, compared to $266.9 million for the three months ended March 31, 2014. Our REI revenue consisted primarily of rental income from net leased commercial properties, which accounted for 94% and 92% of total REI revenue during the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to our net acquisition of 810 properties (which excludes properties that are accounted for as direct financing leases) subsequent to March 31, 2014.
Rental Income
Rental income increased $98.4 million to $342.8 million for the three months ended March 31, 2015, compared to $244.4 million for the three months ended March 31, 2014. The increase was primarily due to our net acquisition of 810 properties (which excludes properties that are accounted for as direct financing leases) subsequent to March 31, 2014. In addition, the increase was due to our ownership of the properties acquired in the Cole Merger for the entire first quarter 2015.
We also review our stabilized operating results from properties that we owned for the entirety of both the current and prior reporting periods, referred to as “same store.” Same store base rental revenue on the 2,524 properties held for the full period in each of the three months ended March 31, 2015 and 2014 increased $1.4 million, or 1.0%, to $137.5 million compared to $136.1 million for the three months ended March 31, 2014, respectively. Base rental revenue includes minimum rent, percentage rent and other contingent consideration, and rental revenue from parking and storage space and excludes GAAP adjustments, such as straight-line rent and amortization of above market lease assets and below market lease liabilities. Same store annualized base rental revenue per square foot was $12.84 at March 31, 2015 compared to $12.71 at March 31, 2014. Same store base rental revenue increases are due to contractual rent increases as well as lease renewals with increased contractual rents.
Direct Financing Lease Income
Direct financing lease income of $0.7 million was recognized for the three months ended March 31, 2015, a decrease of $0.3 million from $1.0 million for the three months ended March 31, 2014. As of March 31, 2015, the Company had 39 properties subject to direct financing leases compared to 47 properties subject to direct financing leases as of March 31, 2014.
Operating Expense Reimbursements
Operating expense reimbursements increased by $1.5 million to $23.0 million for the three months ended March 31, 2015 compared to $21.5 million for the three months ended March 31, 2014. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements increases were driven by our net acquisition of 810 properties subsequent to March 31, 2014, which was partially offset by the sale of our multi-tenant portfolio during the fourth quarter of 2014.

Acquisition Related Expenses
Acquisition related expenses decreased $11.7 million to $1.7 million for the three months ended March 31, 2015, compared to $13.4 million for the three months ended March 31, 2014. Acquisition costs primarily consist of legal costs, deed transfer costs and other costs related to portfolio real estate purchase transactions as well as contingent consideration expenses. The decrease in acquisition costs was primarily due to a significant decrease in acquisition activity during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.
Merger and Other Non-routine Transaction Related Expenses
Costs related to various mergers, as well as other non-routine transaction costs decreased $143.4 million to $16.4 million for the three months ended March 31, 2015, compared to $159.8 million for the three months ended March 31, 2014. Merger and other non-routine transaction related expenses consist of expenses related internalization as well as professional fees, printing fees, proxy services, debt assumption fees and other costs associated with entering into mergers and acquisitions.
During the three months ended March 31, 2015, merger and other transaction expenses primarily consisted of expenses of $15.3 million that we incurred for the Audit Committee Investigation and related litigation, as discussed within Note 2 – Summary of Significant Accounting Policies. For the three months ended March 31, 2014, $78.2 million was recorded as an incentive distribution fee to an affiliate of the Former Manager upon the consummation of the ARCT IV Merger. We issued 6.7 million Limited Partner OP Units to the affiliate of the Former Manager as compensation for this fee. The remaining expenses incurred during the three months ended March 31, 2014 were to complete the Cole Merger and transition to become self-managed.
The Audit Committee Investigation identified certain payments made by us to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny during the three months ended March 31, 2014. We are considering whether we have a right to seek recovery for any such payments and, if so, our alternatives for seeking recovery. No asset was recognized in the financial statements related to any potential recovery.
Property Operating Expenses
Property operating expenses increased $1.2 million to $31.0 million for the three months ended March 31, 2015, compared to $29.8 million for the three months ended March 31, 2014. The increase was primarily due to property taxes, utilities, repairs and maintenance and insurance expenses relating to 810 rental income-producing properties acquired subsequent to March 31, 2014 which was partially offset by the sale of the multi-tenant portfolio in the fourth quarter of 2014.
Management Fees to Affiliates
There were no management fees to affiliates incurred during the three months ended March 31, 2015. During the three months ended March 31, 2014, management fees of $13.9 million related to asset management fees in connection with the asset management services provided by the ARCT IV Advisor. We recorded an expense of $13.9 million based on the fair value of converted ARCT IV Class B Units. As discussed within Note 16 – Related Party Transactions and Arrangements, no such asset management fees were incurred during three months ended March 31, 2015.
General and Administrative Expenses
General and administrative expenses decreased $19.1 million to $15.4 million for the three months ended March 31, 2015, compared to $34.5 million for the three months ended March 31, 2014. The decrease in general and administrative expense is primarily related to a decrease in equity-based compensation of $20.2 million in comparison to the prior period, primarily due to an issuance of shares granted to non-employees during the three months ended March 31, 2014 which were fully expensed upon grant. In addition, due to the resignation of certain executives and employees, the Company experienced an increase in the number of forfeitures during the three months ended March 31, 2015.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $51.3 million to $210.8 million for the three months ended March 31, 2015, compared to $159.5 million for the three months ended March 31, 2014. The increase in depreciation and amortization was driven by our net acquisition of 810 properties subsequent to March 31, 2014.

Interest Expense, Net
Interest expense decreased $25.3 million to $95.7 million for the three months ended March 31, 2015, compared to $121.0 million during the three months ended March 31, 2014. The outstanding debt balance as of March 31, 2015 and March 31, 2014 was $10.4 billion and $10.5 billion, respectively. Our debt balance primarily consists of the assumption of mortgage notes in connection with various mergers and portfolio acquisitions, corporate bonds, convertible notes and our Credit Facility. The interest expense on mortgage notes, bonds and the Credit Facility totaled $78.8 million for the three months ended March 31, 2015.
For the three months ended March 31, 2014, we also recorded $28.6 million in interest expense as amortization of deferred financing costs associated with the termination of the Barclays Facility, and we did not incur a similar expense during the three months ended March 31, 2015. The average annualized interest rate on all debt, including the effect of derivative instruments used to hedge the effects of interest rate volatility but excluding amortization of deferred financing costs and non-usage fees, for the three months ended March 31, 2015 and 2014 was 3.48% and 3.79%, respectively.
Extinguishment of Debt, Net
We had a gain of $0.4 million on extinguishment of debt for the three months ended March 31, 2015, an increase of $9.8 million compared to a loss on extinguishment of debt of $9.4 million for the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, an aggregate of $72.3 million and $722.3 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, we paid prepayment fees totaling $5,000 and $29.0 million for the three months ended March 31, 2015 and 2014, respectively, which are included in extinguishment of debt, net in the accompanying consolidated statements of operations. In addition, we paid $10.1 million during the three months ended March 31, 2014 for the settlement of interest rate swaps that were associated with certain mortgage notes, which approximated the fair value of the interest rate swaps. We wrote off the deferred financing costs and net premiums associated with these mortgages, which resulted in gains of $0.4 million and $19.6 million during the three months ended March 31, 2015 and 2014, respectively, which are included in extinguishment of debt, net in the accompanying consolidated statements of operations.
Other Income, Net
Other income, net increased $3.7 million to $7.7 million for the three months ended March 31, 2015, compared to income of $4.0 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded a $4.9 million gain on forgiveness of debt in other non-rental related income related to the foreclosure of the National Institute of Health in Bethesda, Maryland as discussed within Note 10 – Debt. In addition, during the three months ended March 31, 2015, we recorded $1.1 million in interest income related to loans held for investment and CMBS securities, compared to $2.7 million during the three months ended March 31, 2014, which was the majority of the balance during that period.
Loss on Derivative Instruments, Net
Loss on derivative instruments for the three months ended March 31, 2015 was $1.0 million, compared to a loss of $7.1 million during the three months ended March 31, 2014, which, in the prior period, primarily related to a loss recorded on the Series D embedded derivative, which was settled in conjunction with the redemption of the Series D Preferred Stock and discussed within Note 14 – Equity to the consolidated financial statements contained in this report.
Loss on Disposition of Real Estate, Net
Loss on disposition of real estate increased $13.8 million to $31.4 million for the three months ended March 31, 2015 compared to $17.6 million for the three months ended March 31, 2014. The increase primarily consisted of losses incurred in connection with the disposition of eight single-tenant properties and three multi-tenant properties with a net book value of $274.4 million during for the three months ended March 31, 2015, compared to the net loss on the sale of 16 single-tenant properties and one multi-tenant property with a net book value of $71.3 million during the three months ended March 31, 2014, which are discussed in Note 18 – Property Dispositions. Loss on disposition of real estate, net, also includes the allocation of goodwill to the cost basis of properties sold of $23.7 million million and $7.0 million, respectively, during the three months ended March 31, 2015 and 2014.
Provision for Income and Franchise Taxes
The provision for the three months ended March 31, 2015 was $1.9 million, a increase of $0.8 million from a provision of $1.1 million for the three months ended March 31, 2014. The provision relates to state income and franchise taxes, as discussed within Note 19 – Income Taxes.

Cole Capital Segment
Effective February 7, 2014, we consummated the Cole Merger and acquired Cole Capital. As we did not commence operations for Cole Capital until February 7, 2014, prior period balances only include two months of activity. As a result of the Audit Committee Investigation, ARCP issued restated and amended consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013 and the OP issued restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended June 30, 2014 and 2013 (collectively, the “Restatement”). Due to the Restatement, selling agreements for the Managed REITs in their offering stages were suspended. Accordingly, our Cole Capital results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, reflect decreases in most categories.
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
Cole Capital Revenue
Cole Capital revenue for the three months ended March 31, 2015 was $27.5 million compared to $54.3 million for the three months ended March 31, 2014, a decrease of $26.8 million. Cole Capital revenue for the three months ended March 31, 2015 primarily consisted of $11.2 million of advisory fees, $4.5 million of acquisition fees and $5.2 million of disposition fees from certain managed REITs and other programs sponsored by the Company. Cole Capital revenue for the three months ended March 31, 2014 largely consisted of dealer manager and distribution fees, selling commissions and offering reimbursements of $42.5 million, of which $34.4 million was reallowed to participating broker-dealers as discussed below and $4.0 million related to organization and offering expense reimbursements from the Managed REITs. See Note 16 – Related Party Transactions and Arrangements to the consolidated financial statements contained in this report for further discussion.
Cole Capital Reallowed Fees and Commissions
Reallowed fees and commissions relate to selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs or the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
Reallowed fees and commissions for the three months ended March 31, 2015 were $2.0 million, a decrease of $32.4 million from $34.4 million for the three months ended March 31, 2014. Reallowed fees and commissions consisted of $1.8 million and $29.5 million of reallowed securities commissions for the three months ended March 31, 2015 and 2014, respectively, as well as $0.3 million and $4.9 million of reallowed dealer manager fees for the three months ended March 31, 2015 and 2014, respectively. See Note 16 – Related Party Transactions and Arrangements to the consolidated financial statements contained in this report for further discussion.
Acquisition Related Expenses
The total acquisition related expenses of $0.5 million incurred during the three months ended March 31, 2015 relate to acquisition expenses incurred for transactions that were canceled on behalf of the Managed REITs. There were no acquisition related expenses during the three months ended March 31, 2014.
Merger and Other Non-routine Transaction Related Expenses
There were no merger and other non-routine related transaction expenses incurred during the three months ended March 31, 2015. During the three months ended March 31, 2014, costs totaling $0.5 million were primarily related to severance payments made to former executives of Cole.
General and Administrative Expenses
General and administrative expenses decreased $3.1 million from $20.8 million for three months ended March 31, 2014 to $17.7 million for the three months ended March 31, 2015. General and administrative expenses primarily consisted of employee compensation costs of $19.1 million as well as $2.3 million relating to computer software, maintenance and license fees and various miscellaneous expenses including insurance and other operating costs, which remained consistent in both years. The majority of the difference relates to reimbursable organization and offering expenses incurred on behalf of the Managed REITs, recorded as reimbursable program development costs.

Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $6.0 million from $14.4 million for the three months ended March 31, 2014 to $8.4 million for the three months ended March 31, 2015, which primarily related to the amortization of intangible assets, specifically, management contracts, of $7.5 million and $14.0 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation and amortization expenses also include depreciation and amortization related to leasehold improvements and property and equipment.
Other Income
Other income for the three months ended March 31, 2015 was $1.2 million, an increase of $1.2 million from $16,000 for the three months ended March 31, 2014, which primarily related to a legal settlement received during the three months ended March 31, 2015.
(Provision for) Benefit from Income and Franchise Taxes
The provision for the three months ended March 31, 2015 was $0.2 million, an increase of $6.4 million from a benefit of $6.2 million for the three months ended March 31, 2014. While most of the business activities of Cole Capital are conducted through the TRS structure, revenues and expenses recorded in the TRS structure for tax purposes are not the same as those included in Cole Capital in accordance with U.S. GAAP. See Note 19 – Income Taxes for further discussion.
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO, a non-GAAP supplemental financial performance measure, is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
NAREIT defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets and impairment write-downs on real estate including pro rata share of adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.
In addition to FFO, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our company. AFFO, as defined by our Company, excludes from FFO one time items such as acquisition related costs, merger and other non-routine transactions costs, gains or losses on sale of investments, insurance and litigation settlements and extinguishment of debt cost. We also exclude certain non-cash items such as impairments of intangible, straight-line rental revenue, unrealized gains or losses on derivatives, amortization of intangibles, deferred financing costs, above and below market lease amortization as well as equity based compensation. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. AFFO also allows for a comparison of the performance of our operations with other traded REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and AFFO, in addition to net loss and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net loss or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
AFFO may provide investors with a view of our future performance and future dividend policy. However, because AFFO excludes items that are an important component in an analysis of the historical performance of a property, AFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.

The table below presents FFO and AFFO for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share data).

	Three Months Ended March 31,
	2015	2014
Net Loss	$(30,693)	$(305,840)
Dividends on non-convertible preferred stock	(17,973)	(17,374)
Loss on disposition of real estate assets	31,368	17,605
Depreciation and amortization of real estate assets	210,770	159,461
Proportionate share of adjustments for unconsolidated entities	1,558	1,344
FFO	195,030	(144,804)

Acquisition related	2,182	13,417
Merger and other non-routine transactions	16,423	160,298
Legal settlement	(1,250)	—
Unrealized gain of investment securities	(233)	—
Loss on derivative instruments, net	1,028	7,121
Amortization of premiums and discounts on debt and investments	(3,858)	(5,198)
Amortization of above- and below- market lease assets and liabilities	1,007	388
Net direct financing lease adjustments	495	390
Amortization and write off of deferred financing costs	7,929	44,976
Amortization of management contracts	7,510	13,992
Deferred tax benefit	(3,972)	—
Extinguishment of debt and forgiveness of debt, net	(5,302)	9,399
Straight-line rent	(19,107)	(7,520)
Equity-based compensation	818	21,574
Other amortization and non-cash charges	753	421
Proportionate share of adjustments for unconsolidated entities	682	318
AFFO	$200,135	$114,772

Weighted-average shares outstanding - basic	902,996,270	547,470,457
Effect of dilutive securities	26,157,663	51,151,928
Weighted-average shares outstanding - diluted (1)	929,153,933	598,622,385

AFFO per dilutive share	$0.22	$0.19
____________________________________
(1) Weighted-average shares for all periods presented exclude the effect of the convertible debt as the effect would be antidilutive.
Liquidity and Capital Resources
In the normal course of business, our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Our cash needs are intended to be provided by cash flow from operations. If we are unable to satisfy our operating costs with our cash flow from operations, we may use borrowings on our line of credit and proceeds from issuances of equity or debt securities to cover such obligations, as necessary. A significant portion of our net leases contain contractual rent escalations during the primary term of the lease. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from offerings, proceeds from the sale of properties and undistributed funds from operations.
As of March 31, 2015, we had $788.7 million of cash and cash equivalents. Subsequent to March 31, 2015, debt repayments were made on the Credit Facility totaling $590.0 million. As of May 5, 2015, the outstanding balance on the Credit Facility was $2.6 billion.

Debt Summary
As of March 31, 2015, we had $10.4 billion of debt outstanding, including net premiums, with a weighted-average years to maturity of 4.8 years and weighted-average interest rate of 3.48%. The following table summarizes the carrying value of debt as of March 31, 2015 and December 31, 2014, and the debt activity for the three months ended March 31, 2015 (in thousands):

		Three Months Ended March 31, 2015
	Balance as of December 31, 2014	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and (Amortization)	Balance as of March 31, 2015
Mortgage notes payable:
Outstanding balance	$3,689,796	$1,158	$(131,779)	$—	$3,559,175
Net premiums (1)	70,139	—	—	2,748	72,887
Other debt:
Outstanding balance	45,325	—	(5,327)	—	39,998
Premium (1)	501	—	—	(65)	436
Mortgages and other debt, net	3,805,761	1,158	(137,106)	2,683	3,672,496

Corporate bonds:
Outstanding balance	2,550,000	—	—	—	2,550,000
Discount (2)	(3,501)	—	—	202	(3,299)
Corporate Bonds, net	2,546,499	—	—	202	2,546,701

Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (2)	(22,479)	—	—	1,248	(21,231)
Convertible debt, net	977,521	—	—	1,248	978,769

Credit facility:
Outstanding balance	3,184,000	—	—	—	3,184,000

Total debt	$10,513,781	$1,158	$(137,106)	$4,133	$10,381,966
____________________________________

(1)
Net premiums on mortgages notes payable and other debt were recorded upon the assumption of the respective debt instruments in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(2)
Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts will be recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

Sources of Funds
Capital Markets
On May 28, 2014, ARCP closed on a public offering of 138.0 million shares of ARCP common stock at a price of $12.00 per share. The net proceeds to ARCP were $1.6 billion after deducting underwriting discounts, commissions and offering-related expenses. Concurrently, the Operating Partnership issued ARCP 138.0 million General Partner OP Units.
In addition to our common stock offerings, we issue preferred shares and units. On January 3, 2014, in connection with the ARCT IV Merger, 42.2 million shares of Series F preferred stock (“Series F Preferred Stock”) were issued, resulting in the Operating Partnership concurrently issuing 42.2 million Series F preferred units (“Series F Preferred Units”) to ARCP, and 700,000 Limited Partner Series F Preferred Units to holders of ARCT IV OP Units. As of March 31, 2015, there were approximately 42.8 million shares of Series F Preferred Stock and 86,874 Series F OP Units issued and outstanding.

The Series F Preferred Units contain the same terms as the Series F Preferred Stock. Therefore, the Series F Preferred Stock/Units will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share/unit (equivalent to $1.675 per share/unit on an annual basis). The Series F Preferred Stock is not redeemable by us before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, we may, at our option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they become convertible and are converted into ARCP’s common stock or General Partner OP Units (or, if applicable, alternative consideration). The Series F Preferred Stock of the General Partner trades on the NASDAQ under the symbol “ARCPP.”
Availability of Funds from Credit Facilities
ARCP, as guarantor, and the OP, as borrower, are parties to the Credit Facility. As of March 31, 2015, the Credit Facility allows for maximum borrowings of $3.6 billion, consisting of a $1.0 billion term loan and a $2.6 billion revolving credit facility. The outstanding balance on the Credit Facility was $3.2 billion, of which $2.2 billion bore a floating interest rate of 1.97% at March 31, 2015. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on ARCP’s credit rating, the interest rate on this portion was 3.30% at March 31, 2015. As of March 31, 2015, a maximum of $416.0 million was available to the OP for future borrowings, subject to borrowing availability. The credit facility matures on June 30, 2018.
On December 23, 2014, ARCP and the OP, as the borrower, entered into the Consent and Waiver with respect to the Credit Agreement. The Consent and Waiver, among other things, (i) provided for a further extension of the date for the delivery of our third quarter 2014 financial statements and certain other financial deliverables that we agreed to provide under the Amendment, until the earlier of March 2, 2015 and 45 days following the receipt of a notice of breach or default from the applicable trustee or the requisite percentage of holders under ARCP’s and the OP’s respective indentures, (ii) provided an extension from the lenders for the delivery of our full-year 2014 audited financial statements until the earlier of the fifth day after the date that we file our Annual Report on Form 10-K with the SEC for the fiscal year ended December 31, 2014 and March 31, 2015, (iii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the undrawn term loan commitments and our revolving facilities as well as the elimination of the $25.0 million swingline facility, (iv) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Credit Agreement, as amended, by us, other than in accordance with the cash flow forecast provided by us to the lenders thereunder and that neither we nor the OP would pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (v) provided that we would provide additional financial and other information to the lenders from time to time. In connection with the Consent and Waiver, we agreed to pay certain customary fees to the consenting lenders and agreed to reimburse certain customary expenses of the arrangers.
We filed our third quarter 2014 financial statements and other necessary deliverables on March 2, 2015 and its Annual Report on Form 10-K, as amended, with the SEC on March 30, 2015. As such, we are no longer restricted of making Restricted Payments or borrowing funds.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon ARCP’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one-month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon ARCP’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at our election, we may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or ARCP), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at our election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon ARCP’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
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
We financed the aggregate purchase prices of the recent mergers and acquisitions discussed in Note 1 – Organization to our consolidated financial statements in this report in part through the assumption of outstanding indebtedness, and through a combination of available cash on hand from (a) a portion of the $2.55 billion in proceeds from the corporate bond offering, (b) financing available under our credit facility, (c) a portion of the $1.6 billion in net proceeds from the sale of ARCP’s common stock on May 28, 2014 and (d) additional alternative financing arrangements, as needed, from the issuance of additional common stock, preferred securities or other debt, equity or equity-linked financings.
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
Until the completion of the Restatement and the filing of Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in connection with the amendments to the Credit Agreement, we agreed to suspend payment of dividends on our common stock until it complied with certain requirements set forth in such amendments. Our board of directors is currently evaluating our dividend policy and expects to adopt a policy of paying a common stock dividend in line with our industry peers, while still meeting the minimum distribution requirement to maintain our status as a REIT.
Once our dividend is reinstated, and as our real estate portfolio matures, we expect cash flows from operations to cover our dividends.
Loan Obligations
At March 31, 2015, our leverage ratio (net debt divided by enterprise value) was 48.9%.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements stipulate that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2015, we believe we are in compliance with the debt covenants under our respective loan agreements, except for a loan in default with a principal balance of $38.1 million that is described in Note 10 – Debt to the consolidated financial statements.
As of March 31, 2015, we had non-recourse mortgage indebtedness of $3.6 billion, which was collateralized by 747 properties. Our mortgage indebtedness bore interest at the weighted-average rate of 4.96% per annum and had a weighted-average maturity of 7.0 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.
As of March 31, 2015, there was $1.0 billion outstanding on our convertible senior notes. Of the convertible senior notes, $597.5 million and $402.5 million may be converted into cash, common stock, or a combination thereof any time after February 1, 2018 and June 15, 2020, respectively, and in limited circumstances prior to such dates. The convertible senior notes bear interest at the weighted-average rate of 3.30% per annum and had a weighted-average maturity of 4.3 years.

As of March 31, 2015, there was $3.2 billion outstanding on the Credit Facility, of which $2.2 billion bore a floating interest rate of 1.97%. There is $1.0 billion outstanding on the Credit Facility which is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our credit rating, interest on this portion was 3.30% at March 31, 2015. At March 31, 2015, there was up to $0.4 billion available to us for future borrowings, subject to borrowing availability.
Our loan obligations require the maintenance of financial covenants, as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth.
Bond Offering
On February 6, 2014, the OP issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes”, and, together with the 2017 Notes and 2019 Notes, the “Notes”). The Notes are guaranteed by us. We used a portion of the net proceeds to partially fund the cash consideration, fees and expenses relating to Cole Merger and repayment of Cole’s credit facility. We used the remaining portion of the net proceeds from the offering to repay $900.0 million outstanding under the OP’s prior credit facility and for other general corporate purposes. The OP completed an exchange offer of substantially similar registered notes for the Notes during the year ended December 31, 2014.
The Senior Notes are guaranteed by ARCP. The OP may redeem all or a part of any series of the Senior Notes at any time at its option at the redemption prices set forth in the indenture governing the Senior Notes, plus accrued and unpaid interest on the principal amount of the Senior Notes of such series being redeemed to, but excluding, the applicable redemption date. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933 and are freely transferable.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Total	April 1 - December 31, 2015	2016	2017	2018	2019	Thereafter
Principal payments due on mortgage notes payable and other debt	$3,599,173	$62,577	$264,332	$465,583	$233,420	$295,956	$2,277,305
Interest payments due on mortgage notes payable and other debt	1,048,202	132,261	166,685	141,686	126,581	116,862	364,127
Principal payments due on credit facility	3,184,000	—	—	—	3,184,000	—	—
Interest payments due on credit facility	312,132	59,771	91,056	104,153	57,152	—	—
Principal payments due on corporate bonds	2,550,000	—	—	1,300,000	—	750,000	500,000
Interest payments due on corporate bonds	338,077	53,625	71,500	48,028	45,500	25,188	94,236
Principal payments due on convertible debt	1,000,000	—	—	—	597,500	—	402,500
Interest payments due on convertible debt	145,869	24,764	33,019	33,019	25,550	15,094	14,423
Payments due on lease obligations	371,264	19,478	23,153	22,287	20,231	19,866	266,249
Total	$12,548,717	$352,476	$649,745	$2,114,756	$4,289,934	$1,222,966	$3,918,840
Cash Flow Analysis
Operating Activities – The level of cash flows used in or provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. During the three months ended March 31, 2015, net cash provided by operating activities increased $353.0 million to $230.1 million from net cash used in operating activities of $122.8 million during the three months ended March 31, 2014. The increase is primarily due to an increase in cash revenue of $62.1 million, a decrease in cash merger and other transaction expenses of $65.6 million, a decrease in cash extinguishment of debt expenses of $29.0 million and a decrease in the net change in assets and liabilities of $157.5 million.

Investing Activities – Net cash provided by investing activities for the three months ended March 31, 2015 increased $1.4 billion to $220.1 million from net cash used in investing activities of $1.2 billion for the three months ended March 31, 2014. The increase in cash flow primarily relates to a decrease in cash paid for real estate assets of $626.9 million, a decrease in cash paid for real estate businesses of $683.2 million and an increase in cash proceeds from the disposition of real estate assets of $184.8 million.
Financing Activities – Net cash used in financing activities decreased $1.4 billion to $78.2 million during the three months ended March 31, 2015 from net cash provided by financing activities of $1.3 billion for the three months ended March 31, 2014. The decrease is primarily related to a decrease in proceeds from the issuance of corporate bonds of $2.5 billion, combined with a decrease in net payments on the credit facility of $863.0 million and a decrease in distributions paid of $183.6 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2015.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. However, net leases that require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related Party Transactions and Agreements
In the past, we entered into certain agreements and paid certain fees or reimbursements to ARC, the Former Manager and their affiliates. As of December 31, 2014, as a result of the resignations of certain executive officers (one of whom was a director) in the fourth quarter of 2014, the Former Manager and its affiliates were no longer affiliated with us.
The Audit Committee Investigation identified certain payments made by us to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. In November 2014, as a result of the Audit Committee Investigation, we terminated a lease agreement with an affiliate of the Former Manager for space in a building in Newport, Rhode Island. We never occupied the building and were reimbursed for certain leasehold improvements and other costs by delivery of 916,423 OP Units valued at $8.5 million, which were retired. We are considering whether we have a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the accompanying consolidated financial statements related to any potential recovery. See Note 16 – Related Party Transactions and Arrangements to our consolidated financial statements in this report for further discussion.
We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 16 – Related Party Transactions and Arrangements to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:
•Revenue Recognition;
•Real Estate Investments;
•Allocation of Purchase Price of Business Combinations including Acquired Properties;
•Goodwill;
•Impairments;
•Income Taxes; and
•Recently Issued Accounting Pronouncements.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto.
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
As of March 31, 2015, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair and carrying value of $8.3 billion and $8.2 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $214.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $221.7 million.
As of March 31, 2015, our debt included variable-rate debt with an aggregate fair value and carrying value of $2.2 billion and $2.2 billion, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $21.8 million annually.
As the information presented above includes only those exposures that existed as of March 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 4. Controls and Procedures.
I. Discussion of Controls and Procedures of ARCP
For purposes of the discussion in this Part I of Item 4, the “Company” refers to ARCP.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015 and determined that the disclosure controls and procedures were not effective. Management based its conclusion on the fact that the material weaknesses in disclosure controls and procedures and internal control over financial reporting that had existed December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015, had not been remediated at March 31, 2015, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. The material weaknesses and remedial steps being taken by the Company are discussed below.
Material Weaknesses
Material Weaknesses in Disclosure Controls and Procedures. At March 31, 2015, the Company’s disclosure controls and procedures were not properly designed or implemented to ensure that the information contained in the Company’s periodic reports and other SEC filings correctly reflected the information contained in the Company’s accounting records and other supporting information and, in the case of AFFO per share (a non-GAAP measure that is an important industry metric), was correctly calculated. In addition, the Company did not have appropriate controls to ensure that its SEC filings were reviewed on a timely basis by senior management or that significant changes to amounts or other disclosures contained in a document that had previously been reviewed and approved by the Audit Committee were brought to the attention of the Audit Committee or its Chair for review and approval before the document was filed with the SEC. Finally, the Company did not have appropriate controls over the formulation of AFFO per share guidance or the periodic re-assessment of the Company’s ability to meet its guidance.
Material Weaknesses in Internal Control over Financial Reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During 2013, due in part to a number of large portfolio acquisitions, the Company experienced significant growth and increases in the complexity of its financial reporting and number of non-routine transactions. In late 2013 and early in the first quarter of 2014, as a result of the anticipation and then completion of the Company’s transition from management by the Former Manager to self-management and the Company’s acquisitions of ARCT IV and Cole, the complexity of the Company’s transactions and the need for accounting judgments and estimates became more prevalent and had a severe impact on the Company’s control environment. Consequently, the following material weaknesses in the Company’s internal control over financial reporting continued to exist at March 31, 2015:
Control Environment – The Company failed to implement and maintain an effective internal control environment that had appropriate processes to manage the changes in business conditions resulting from the volume and complexity of its 2013 and first quarter 2014 transactions, combined with the pressure of market expectations inherent in announcing AFFO per share guidance for 2014.
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
Cash Reconciliations and Monitoring – The Company did not implement appropriate controls to record payments received and to reconcile its cash receipts and bank accounts on a timely basis.
Information Technology General Controls – Access, Authentication and Information Technology Environment – The Company did not maintain effective information technology environmental and governance controls, including controls over information systems security administration and management functions in the following areas: (a) granting and revoking user access rights; (b) timely notification of user departures; (c) periodic review of appropriateness of access rights; (d) physical access restrictions; and (e) segregation of duties.
Information Technology General Controls Over Management of Third Party Service Providers – When the transition services agreement between the Company and the Former Manager was terminated on January 8, 2014, the Company did not enter into a follow-on formal agreement with the affiliate of the Former Manager that managed technology infrastructure and systems significant to the Company’s financial reporting process. Without a formal agreement governing the delivery of services, the Company’s management cannot make any assertions about the operating effectiveness of the third party service provider’s controls over information systems, programs, data and processes financially significant to the Company or the security of the Company’s data under the control of the related third party service provider.
Remediation
As discussed below, the Company is actively engaged in improving its disclosure controls and procedures and internal control over financial reporting. The Company’s new senior management reports on a quarterly basis to the Audit Committee and, where applicable, to the other Committees of the Board of Directors as to the progress made in remediating the material weaknesses identified above.
Control Environment – During the fourth quarter of 2014, the Company underwent a change in senior leadership as a result of the resignations of the Company’s Executive Chairman of the Board, Chief Executive Officer and director, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer. On October 28, 2014, the Board of Directors appointed Michael J. Sodo as the Company’s Chief Financial Officer and Gavin B. Brandon as the Company’s Chief Accounting Officer. On December 15, 2014, William G. Stanley, who had been serving as the Company’s Lead Independent Director, became Interim Chairman of the Board and Interim Chief Executive Officer pending completion of the Board’s search, with the assistance of an independent search firm, for a new non-executive Chairman of the Board and a new permanent Chief Executive Officer.
The Audit Committee, the Board of Directors and new senior leadership are committed to establishing a culture of compliance, integrity and transparency and have begun communicating their commitment and expectations to all employees of Company. This commitment was an important consideration in the Board of Directors’ selection of Glenn J. Rufrano to serve as the Company’s new Chief Executive Officer and a director effective April 1, 2015 and was also an important consideration in its selection of Hugh Frater to serve as the Company’s new independent Chairman of the Board. In addition, on April 1, 2015, Julie G. Richardson was appointed an independent director. Mr. Frater joined the Audit Committee and the Nominating and Corporate Governance

Committee, and Ms. Richardson joined the board of directors’ Compensation Committee and Nominating and Corporate Governance Committee. Effective April 1, 2015, with the departure of two directors and subsequent appointment of two directors, the board of directors consists of Mr. Rufrano, Mr. Frater, William G. Stanley, Thomas A. Andruskevich, Bruce D. Frank and Ms. Richardson.
The Board of Directors, with the assistance of outside counsel, has commenced a comprehensive review of its key practices and procedures. This review will include, among other things, the nature, transparency and timeliness of information provided to the Board of Directors by management, the agenda-setting process, the process by which the Board of Directors oversees the Company’s risk management functions and the roles and responsibilities, charters, key practices and procedures of the committees of the Board of Directors. As an outgrowth of this review, in late December 2014, the Board of Directors adopted a new related person transactions policy and assigned the administration of this policy to the Nominating and Corporate Governance Committee.
Under the Audit Committee’s oversight, management has commenced a comprehensive review of corporate compliance policies and programs and is initiating periodic Company-wide training on ethics, reporting procedures and other key topics as well as a review of the Company’s whistleblower hotline policies and procedures. The Company has also hired an outside consultant to document key policies and procedures for the additional remediation items outlined below.
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
Financial Reporting Disclosure Controls – Under the oversight of the Audit Committee, the Company has adopted a chartered Disclosure Committee comprised of senior attorneys, accounting personnel and executives and heads of other pertinent firm-wide disciplines. The Chair of the Disclosure Committee will continue to have ongoing dialogue with the Audit Committee and the Board of Directors on how the Disclosure Committee is fulfilling its mandate to ensure the timeliness, accuracy, completeness and quality of the Company’s SEC filings and other public disclosures. The Disclosure Committee is responsible for establishing and administering a process by which certain personnel in relevant functions and areas are required to provide sub-certifications in support of the certifications that the Company’s principal executive and principal financial officers are required to provide in connection with each periodic SEC report. Processes will be implemented to help plan appropriately for quarterly financial reporting as well as securities offerings.
Additionally, at the direction of the Audit Committee, the Company is enhancing and formalizing the procedures for the review and approval of annual and quarterly SEC reports (some of which were previously less formal) as follows:

•	Drafts of reports will be circulated sufficiently in advance of Audit Committee meetings to permit adequate review;

•
Audit Committee meetings have been attended in person to the extent practicable and, in addition to Audit Committee members, required attendees will include the Chief Financial Officer, Chief Accounting Officer, General Counsel, Chair of the Disclosure Committee, head of Internal Audit, independent auditors and outside legal counsel as necessary;

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
Related Party Transactions and Conflicts of Interest – The resignation of the members of senior management affiliated with the Former Manager has eliminated certain conflicts of interest that existed prior to such resignations.

The Audit Committee Investigation identified certain payments made by the Company to the Former Manager or its affiliates that were not sufficiently documented or otherwise require scrutiny. In November 2014, as a result of the Audit Committee Investigation, the Company terminated a lease agreement with an affiliate of its Former Manager for space in a building in Newport, Rhode Island. The Company, which never occupied the building, was reimbursed for certain leasehold improvements and other costs by delivery of 916,423 OP Units valued at $8.5 million, which were retired. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. No asset has been recognized in the financial statements related to any potential recovery.
The Company is working closely with outside counsel to terminate its remaining relationships with affiliates of its Former Manager, including ARC and RCAP, and to disentangle its internal control framework from the affiliated entities. The Company is seeking to obtain copies of all of its books and records held by ARC and to eliminate all human resource, information technology and other overlapping departmental services.
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
Equity-Based Compensation – The Company has obtained copies from ARC of all equity awards made by means of block grants allocated by the Former Manager or its affiliates and has sought to assume administration of those awards. In addition, the Company will review these equity awards for consistency with Compensation Committee authorization.
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
Information Technology General Controls – Access, Authentication and IT Environment – The Company has implemented an access management system to govern the granting and revocation of user access rights and standardized the administration of access to financially significant systems within the information technology organization. The system maintains a database of access grants and a record of business approvals. The controls governing access to programs and data have been updated to reflect the use of the access management system. The Company has trained business approvers, managers, information technology staff, and human resources staff on the revised controls and their respective roles and responsibilities within each control. The process for managing and conducting the periodic system access reviews has been standardized across all systems. Periodic access reviews will be managed by the Information Technology department to ensure adherence to the control standard.
Information Technology General Controls Over Management of Third Party Service Providers – Executive management responsible for this directive is no longer with the Company. The Company has completed the integration of systems, offices and business processes, removing the dependencies on the formerly affiliated party service provider. The Company is also establishing a control framework to ensure all service providers have the appropriate contracts and service level agreements in place prior to initiation of any services.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than ongoing integration activities relating to the Company’s acquisitions of large portfolios in 2013, and of ARCT IV and Cole Real Estate Investments, Inc. in the first quarter of 2014 and the remediation efforts described above.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 4, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Evaluation of Disclosure Controls and Procedures
Management of the General Partner, under the supervision of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Operating Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, the General Partner’s Chief Executive Officer and the General Partner’s Chief Financial Officer concluded that the Operating Partnership’s disclosure controls and procedures were not effective at March 31, 2015 as a result of the matters discussed under “Material Weaknesses in Disclosure Controls and Procedures” in Part I of this Item 4 above. Further, material weaknesses in disclosure controls and procedures and internal control over financial reporting that had existed December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015, had not been remediated at March 31, 2015, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. The material weaknesses and remedial steps being taken by the Company are discussed under “Remediation” in Part I of this Item 4 above.
Material Weaknesses
The information under the heading “Material Weaknesses” in Part I of this Item 4 is incorporated herein by reference.
Remediation
The information under the heading “Remediation” in Part I of this Item 4 is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
The information under the heading “Changes in Internal Control over Financial Reporting” in Part I of this Item 4 is incorporated herein by reference.

PART II — Other Information

Item 1. Legal Proceedings.
The information contained under the heading “Litigation” in Note 13 – Commitments and Contingencies to our consolidated financial statements in this report is incorporated by reference into this Part II of Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL PROPERTIES, INC.
By:	/s/ Michael J. Sodo
Michael J. Sodo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
By: American Realty Capital Properties, Inc., its sole general partner
By:	/s/ Michael J. Sodo
Michael J. Sodo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: May 7, 2015

EXHIBITS
The following exhibits are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
4.1 (1)	First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association.
10.1 (2)	Employment Agreement, dated as of January 9, 2015, by and between American Realty Capital Properties, Inc. and Michael Sodo.
10.2 (2)	Employment Letter, dated as of January 13, 2015, by and between American Realty Capital Properties, Inc. and Gavin Brandon.
10.3*
Consent Memorandum, effective February 20, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and Wells Fargo Bank, National Association, as administrative agent and other lenders.

10.4 (3)	Employment Agreement, dated as of March 10, 2015, by and between American Realty Capital Properties, Inc. and Glenn Rufrano.
10.5 (3)	Form of Indemnification Agreement.
31.1*
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

31.3*
Certification of the Chief Executive Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of the Chief Financial Officer of ARC Properties Operating Partnership, L.P. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Written statements of the Chief Executive Officer of American Realty Capital Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Written statements of the Chief Financial Officer of American Realty Capital Properties, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*
Written statements of the Chief Executive Officer of ARC Properties Operating Partnership, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*
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
_____________________________
* Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange, and otherwise is not subject to liability under these sections.

(1)	Previously filed with the Current Report on Form 8-K filed with the SEC on February 12, 2015.

(2)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 15, 2015.

(3)	Previously filed with the Current Report on Form 8-K filed with the SEC on March 16, 2015.