Form 10-Q
period 2015-06-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2015-08-06
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file numbers: 001-35263 and 333-197780

VEREIT, Inc.
VEREIT Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

Maryland (VEREIT, Inc.)	45-2482685
Delaware (VEREIT OPERATING PARTNERSHIP, L.P.)	45-1255683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 1100, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

(800) 606-3610
(Registrant’s telephone number, including area code)

AMERICAN REALTY CAPITAL PROPERTIES, INC. ARC PROPERTIES OPERATING PARTNERSHIP, L.P.
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

VEREIT, Inc.	Large accelerated filer ☒		Accelerated filer ☐
	Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

VEREIT Operating Partnership, L.P.	Large accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
As of August 5, 2015, there were 905,020,348 shares of common stock outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
For the quarterly period ended June 30, 2015

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	-1
Consolidated Balance Sheets of VEREIT, Inc. as of June 30, 2015 and December 31, 2014 (Unaudited)	-1
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	2
Consolidated Statements of Comprehensive Loss of VEREIT, Inc. for the Three and Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	3
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	4
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	5
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of June 30, 2015 and December 31, 2014 (Unaudited)	6
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	7
Consolidated Statements of Comprehensive Loss of VEREIT Operating Partnership, L.P. for the Three and Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	8
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	9
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)	10
Notes to Consolidated Financial Statements as of June 30, 2015 (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 3. Quantitative and Qualitative Disclosures About Market Risk	78
Item 4. Controls and Procedures	79
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	85
Item 1A. Risk Factors	85
Item 2. Unregistered Sales of Equity Securities	110
Item 3. Defaults Upon Securities	110
Item 4. Mine Safety Disclosures	110
Item 5. Other Information	110
Item 6. Exhibits	112
Signatures	113

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	June 30, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,351,303	$3,472,298
Buildings, fixtures and improvements	11,779,450	12,307,758
Land and construction in progress	83,104	77,450
Intangible lease assets	2,339,273	2,435,054
Total real estate investments, at cost	17,553,130	18,292,560
Less: accumulated depreciation and amortization	1,401,843	1,034,122
Total real estate investments, net	16,151,287	17,258,438
Investment in unconsolidated entities	94,502	98,053
Investment in direct financing leases, net	49,801	56,076
Investment securities, at fair value	55,802	58,646
Loans held for investment, net	40,598	42,106
Cash and cash equivalents	121,651	416,711
Restricted cash	53,336	62,651
Intangible assets, net	135,340	150,359
Deferred costs and other assets, net	403,606	389,922
Goodwill	1,847,295	1,894,794
Due from affiliates	53,456	86,122
Assets held for sale	242,701	1,261
Total assets	$19,249,375	$20,515,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and other debt, net	$3,500,144	$3,805,761
Corporate bonds, net	2,546,864	2,546,499
Convertible debt, net	979,852	977,521
Credit facility	2,300,000	3,184,000
Below-market lease liabilities, net	298,102	317,838
Accounts payable and accrued expenses	168,877	163,025
Deferred rent, derivative and other liabilities	122,999	127,611
Distributions payable	9,938	9,995
Due to affiliates	268	559
Mortgage notes payable associated with assets held for sale	118,493	—
Total liabilities	10,045,537	11,132,809
Commitments and contingencies (Note 14)	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of June 30, 2015 and December 31, 2014	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 905,062,673 and 905,530,431 issued and outstanding as of each of June 30, 2015 and December 31, 2014, respectively	9,051	9,055
Additional paid-in capital	11,924,547	11,920,253
Accumulated other comprehensive (loss) income	(1,928)	2,728
Accumulated deficit	(2,951,019)	(2,778,576)
Total stockholders’ equity	8,981,079	9,153,888
Non-controlling interests	222,759	228,442
Total equity	9,203,838	9,382,330
Total liabilities and equity	$19,249,375	$20,515,139

The accompanying notes are an integral part of these statements.

-1

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$341,183	$314,519	$683,942	$558,934
Direct financing lease income	697	1,181	1,438	2,187
Operating expense reimbursements	25,312	29,256	48,286	50,732
Cole Capital revenue	26,529	37,222	54,023	91,479
Total revenues	393,721	382,178	787,689	703,332
Operating expenses:
Cole Capital reallowed fees and commissions	3,710	7,068	5,741	41,504
Acquisition related (1)	1,563	7,201	3,745	20,618
Merger and other non-routine transactions (2)	16,864	7,422	33,287	167,720
Property operating	32,598	39,286	63,597	69,041
Management fees to affiliates	—	—	—	13,888
General and administrative (3)	33,958	37,224	67,064	92,593
Depreciation and amortization	217,513	250,739	436,654	424,581
Impairments	85,341	1,556	85,341	1,556
Total operating expenses	391,547	350,496	695,429	831,501
Operating income (loss)	2,174	31,682	92,260	(128,169)
Other (expense) income:
Interest expense, net	(90,572)	(103,897)	(186,271)	(224,848)
Extinguishment of debt, net	—	(6,469)	429	(15,868)
Other income, net	5,302	4,442	14,263	8,417
Gain (loss) on derivative instruments, net	311	14,207	(717)	7,086
Total other expenses, net	(84,959)	(91,717)	(172,296)	(225,213)
Loss before income and franchise taxes and loss on disposition of real estate and held for sale assets	(82,785)	(60,035)	(80,036)	(353,382)
Loss on disposition of real estate and held for sale assets, net	(24,674)	(1,269)	(56,042)	(18,874)
Loss before income and franchise taxes	(107,459)	(61,304)	(136,078)	(372,256)
(Provision for) benefit from income and franchise taxes	(1,250)	4,706	(3,324)	9,818
Net loss	(108,709)	(56,598)	(139,402)	(362,438)
Net loss attributable to non-controlling interests	2,187	1,878	2,910	16,274
Net loss attributable to the Company	$(106,522)	$(54,720)	$(136,492)	$(346,164)

Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.10)	$(0.19)	$(0.58)
Distributions declared per common share	$—	$0.25	$—	$0.54
_______________________________________________

(1)
Includes $113,000 and $1.7 million of expenses incurred for the three and six months ended June 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and six months ended June 30, 2015.

(2)
Includes $40,000 and $137.8 million of expenses incurred for the three and six months ended June 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and six months ended June 30, 2015.

(3)
Includes $437,000 and $16.0 million of expenses incurred for the three and six months ended June 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and six months ended June 30, 2015.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(108,709)	$(56,598)	$(139,402)	$(362,438)
Other comprehensive (loss) income:
Unrealized loss on interest rate derivatives	(585)	(9,857)	(10,981)	(13,696)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	2,793	2,574	5,529	4,115
Unrealized (loss) gain on investment securities, net	(110)	5,878	686	8,973
Reclassification of previous unrealized gains on investment securities into net loss	110	—	110	—
Total other comprehensive income (loss)	2,208	(1,405)	(4,656)	(608)

Total comprehensive loss	(106,501)	(58,003)	(144,058)	(363,046)
Comprehensive loss attributable to non-controlling interests	2,187	1,878	2,910	16,274
Total comprehensive loss attributable to the Company	$(104,314)	$(56,125)	$(141,148)	$(346,772)

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(142,587)	(1)	(1,338)	—	—	(1,339)	—	(1,339)
Equity-based compensation, net forfeitures	—	—	(325,171)	(3)	6,176	—	—	6,173	—	6,173
Tax shortfall from equity-based compensation	—	—	—	—	(544)	—	—	(544)	—	(544)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(5,814)	(5,814)
Distributions to participating securities	—	—	—	—	—	—	(5)	(5)	—	(5)
Distributions to preferred shareholders	—	—	—	—	—	—	(35,946)	(35,946)	—	(35,946)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	3,041	3,041
Net loss	—	—	—	—	—	—	(136,492)	(136,492)	(2,910)	(139,402)
Other comprehensive loss	—	—	—	—	—	(4,656)	—	(4,656)	—	(4,656)
Balance, June 30, 2015	42,834,138	$428	905,062,673	$9,051	$11,924,547	$(1,928)	$(2,951,019)	$8,981,079	$222,759	$9,203,838

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2014	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock (1)	—	—	662,305,318	6,623	8,916,947	—	—	8,923,570	—	8,923,570
Conversion of Common OP Units to common stock	—	—	1,017,355	10	14,715	—	—	14,725	(14,725)	—
Conversion of Preferred OP Units to Series F Preferred Stock	530,466	5	—	—	10,795	—	—	10,800	(10,800)	—
Issuance of restricted share awards, net	—	—	5,361,423	54	(2,073)	—	—	(2,019)	—	(2,019)
Equity-based compensation	—	—	—	—	20,384	—	—	20,384	6,880	27,264
Distributions declared on common stock	—	—	—	—	—	—	(368,339)	(368,339)	—	(368,339)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(21,967)	(21,967)
Distributions to participating securities	—	—	—	—	—	—	(2,280)	(2,280)	—	(2,280)
Distributions to preferred shareholders	—	—	—	—	—	—	(44,468)	(44,468)	—	(44,468)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Net loss	—	—	—	—	—	—	(346,164)	(346,164)	(16,274)	(362,438)
Other comprehensive loss	—	—	—	—	—	(608)	—	(608)	—	(608)
Balance, June 30, 2014	42,730,013	$427	907,918,821	$9,079	$11,901,675	$7,058	$(1,639,208)	$10,279,031	$277,144	$10,556,175
_______________________________________________
(1) Includes $2.2 million issued to affiliates of the Former Manager (as defined in Note 15 – Equity) for the six months ended June 30, 2014.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(139,402)	$(362,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	—	92,884
Depreciation and amortization	444,713	473,184
Loss on disposition of real estate and held for sale assets, net	56,042	18,874
Impairments	85,341	1,556
Equity-based compensation	6,173	27,264
Equity in (income) loss of unconsolidated entities	(1,503)	385
Distributions from unconsolidated entities	5,229	4,033
Loss (gain) on derivative instruments	717	(7,086)
Gain on sale and unrealized gains of investments securities	(61)	—
Gain on extinguishment and forgiveness of debt	(5,307)	(16,985)
Changes in assets and liabilities:
Investment in direct financing leases	986	525
Deferred costs and other assets, net	(41,788)	(93,553)
Due from affiliates	32,666	(5,685)
Accounts payable and accrued expenses	14,841	(51,771)
Deferred rent, derivative and other liabilities	(7,581)	(8,732)
Due to affiliates	(291)	(41,262)
Net cash provided by operating activities	450,775	31,193
Cash flows from investing activities:
Investments in real estate and other assets	(10,207)	(1,246,588)
Acquisition of real estate businesses, net of cash acquired	—	(756,232)
Capital expenditures	(6,791)	(9,989)
Real estate developments	(35,370)	(21,733)
Principal repayments received from borrowers	5,028	4,155
Investments in unconsolidated entities	—	(2,500)
Proceeds from disposition of real estate assets	324,949	94,823
Investment in intangible assets	—	(266)
Proceeds from sale of investments	229	—
Deposits for real estate assets	(7,555)	(129,602)
Uses and refunds of deposits for real estate assets	11,878	196,075
Line of credit advances to affiliates	(10,000)	(80,300)
Line of credit repayments from affiliates	10,000	15,600
Change in restricted cash	4,927	(15,499)
Net cash provided by (used in) investing activities	287,088	(1,952,056)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,314	718,275
Payments on mortgage notes payable and other debt	(106,799)	(884,398)
Proceeds from credit facilities	—	3,246,000
Payments on credit facilities	(884,000)	(4,628,800)
Proceeds from corporate bonds	—	2,545,760
Payments of deferred financing costs	(334)	(84,165)
Repurchases of common stock for tax obligation	(1,339)	—
Proceeds from issuances of common stock, net of offering costs	—	1,593,462
Contributions from non-controlling interest holders	—	982
Distributions to non-controlling interest holders	(5,814)	(15,831)
Distributions paid	(35,951)	(427,618)
Net cash (used in) provided by financing activities	(1,032,923)	2,063,667
Net change in cash and cash equivalents	(295,060)	142,804
Cash and cash equivalents, beginning of period	416,711	52,725
Cash and cash equivalents, end of period	$121,651	$195,529
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,351,303	$3,472,298
Buildings, fixtures and improvements	11,779,450	12,307,758
Land and construction in progress	83,104	77,450
Intangible lease assets	2,339,273	2,435,054
Total real estate investments, at cost	17,553,130	18,292,560
Less: accumulated depreciation and amortization	1,401,843	1,034,122
Total real estate investments, net	16,151,287	17,258,438
Investment in unconsolidated entities	94,502	98,053
Investment in direct financing leases, net	49,801	56,076
Investment securities, at fair value	55,802	58,646
Loans held for investment, net	40,598	42,106
Cash and cash equivalents	121,651	416,711
Restricted cash	53,336	62,651
Intangible assets, net	135,340	150,359
Deferred costs and other assets, net	403,606	389,922
Goodwill	1,847,295	1,894,794
Due from affiliates	53,456	86,122
Assets held for sale	242,701	1,261
Total assets	$19,249,375	$20,515,139

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$3,500,144	$3,805,761
Corporate bonds, net	2,546,864	2,546,499
Convertible debt, net	979,852	977,521
Credit facility	2,300,000	3,184,000
Below-market lease liabilities, net	298,102	317,838
Accounts payable and accrued expenses	168,877	163,025
Deferred rent, derivative and other liabilities	122,999	127,611
Distributions payable	9,938	9,995
Due to affiliates	268	559
Mortgage notes payable associated with assets held for sale	118,493	—
Total liabilities	10,045,537	11,132,809
Commitments and contingencies (Note 14)
General partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of June 30, 2015 and December 31, 2014	961,041	996,987
General partner's common equity, 905,062,673 and 905,530,431General Partner OP Units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	8,020,430	8,157,167
Limited partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of June 30, 2015 and December 31, 2014	3,375	3,375
Limited partner's common equity, 23,763,797 Limited Partner OP Units issued and outstanding as of each of June 30, 2015 and December 31, 2014	197,273	201,102
Total partners’ equity	9,182,119	9,358,631
Non-controlling interests	21,719	23,699
Total equity	9,203,838	9,382,330
Total liabilities and equity	$19,249,375	$20,515,139
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$341,183	$314,519	$683,942	$558,934
Direct financing lease income	697	1,181	1,438	2,187
Operating expense reimbursements	25,312	29,256	48,286	50,732
Cole Capital revenue	26,529	37,222	54,023	91,479
Total revenues	393,721	382,178	787,689	703,332
Operating expenses:
Cole Capital reallowed fees and commissions	3,710	7,068	5,741	41,504
Acquisition related (1)	1,563	7,201	3,745	20,618
Merger and other non-routine transactions (2)	16,864	7,422	33,287	167,720
Property operating	32,598	39,286	63,597	69,041
Management fees to affiliates	—	—	—	13,888
General and administrative (3)	33,958	37,224	67,064	92,593
Depreciation and amortization	217,513	250,739	436,654	424,581
Impairments	85,341	1,556	85,341	1,556
Total operating expenses	391,547	350,496	695,429	831,501
Operating income (loss)	2,174	31,682	92,260	(128,169)
Other (expense) income:
Interest expense, net	(90,572)	(103,897)	(186,271)	(224,848)
Extinguishment of debt, net	—	(6,469)	429	(15,868)
Other income, net	5,302	4,442	14,263	8,417
Gain (loss) on derivative instruments, net	311	14,207	(717)	7,086
Total other expenses, net	(84,959)	(91,717)	(172,296)	(225,213)
Loss before income and franchise taxes and loss on disposition of real estate and held for sale assets	(82,785)	(60,035)	(80,036)	(353,382)
Loss on disposition of real estate and held for sale assets, net	(24,674)	(1,269)	(56,042)	(18,874)
Loss before income and franchise taxes	(107,459)	(61,304)	(136,078)	(372,256)
(Provision for) benefit from income and franchise taxes	(1,250)	4,706	(3,324)	9,818
Net loss	(108,709)	(56,598)	(139,402)	(362,438)
Net income attributable to non-controlling interests	(613)	(272)	(793)	(80)
Net loss attributable to the OP	$(109,322)	$(56,870)	$(140,195)	$(362,518)

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.14)	$(0.10)	$(0.19)	$(0.58)
Distributions declared per common unit	$—	$0.25	$—	$0.54
_______________________________________________

(1)
Includes $113,000 and $1.7 million of expenses incurred for the three and six months ended June 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and six months ended June 30, 2015.

(2)
Includes $40,000 and $137.8 million of expenses incurred for the three and six months ended June 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and six months ended June 30, 2015.

(3)
Includes $437,000 and $16.0 million of expenses incurred for the three and six months ended June 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and six months ended June 30, 2015.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(108,709)	$(56,598)	$(139,402)	$(362,438)
Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	(585)	(9,857)	(10,981)	(13,696)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	2,793	2,574	5,529	4,115
Unrealized (loss) gain on investment securities, net	(110)	5,878	686	8,973
Reclassification of previous unrealized gains on investment securities into net loss	110	—	110	—
Total other comprehensive income (loss)	2,208	(1,405)	(4,656)	(608)

Total comprehensive loss	(106,501)	(58,003)	(144,058)	(363,046)
Comprehensive income attributable to non-controlling interests	(613)	(272)	(793)	(80)
Total comprehensive loss attributable to the OP	$(107,114)	$(58,275)	$(144,851)	$(363,126)

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2015	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(142,587)	(1,339)	—	—	(1,339)	—	(1,339)
Equity-based compensation, net of forfeitures	—	—	—	—	(325,171)	6,173	—	—	6,173	—	6,173
Tax shortfall from equity-based compensation	—	—	—	—	—	(544)	—	—	(544)	—	(544)
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(5)	—	—	(5)	(5,814)	(5,819)
Distributions to Preferred OP Units	—	(35,946)	—	—	—	—	—	—	(35,946)	—	(35,946)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	3,041	3,041
Net (loss) income	—	—	—	—	—	(136,492)	—	(3,703)	(140,195)	793	(139,402)
Other comprehensive loss	—	—	—	—	—	(4,530)	—	(126)	(4,656)	—	(4,656)
Balance, June 30, 2015	42,834,138	$961,041	86,874	$3,375	905,062,673	$8,020,430	23,763,797	$197,273	$9,182,119	$21,719	$9,203,838

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2014	42,199,547	$1,054,989	721,465	$16,466	239,234,725	$1,018,123	17,832,274	$139,083	$2,228,661	$567	$2,229,228
Issuance of common OP units, net (1)	—	—	—	—	662,305,318	8,923,570	7,956,297	152,484	9,076,054	—	9,076,054
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	1,017,355	14,725	(1,017,335)	(14,725)	—	—	—
Conversion of Limited Partners' Preferred OP Units to General Partner's Preferred OP Units	530,466	10,800	(530,466)	(10,800)	—	—	—	—	—	—	—
Issuance of restricted share awards, net	—	—	—	—	5,361,423	(2,019)	—	—	(2,019)	—	(2,019)
Equity-based compensation, net forfeitures	—	—	—	—	—	20,384	10,744,697	6,880	27,264	—	27,264
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(370,619)	—	(21,166)	(391,785)	(801)	(392,586)
Distributions to Preferred OP Units	—	(35,147)	—	—	—	(9,321)	—	—	(44,468)	—	(44,468)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	—	24,766	24,766
Net (loss) income	—	—	—	—	—	(346,164)	—	(16,354)	(362,518)	80	(362,438)
Other comprehensive loss	—	—	—	—	—	(581)	—	(27)	(608)	—	(608)
Balance, June 30, 2014	42,730,013	$1,030,642	190,999	$5,666	907,918,821	$9,248,098	35,515,933	$246,175	$10,530,581	$25,594	$10,556,175
_______________________________________________
(1) Includes $2.2 million issued to affiliates of the Former Manager (as defined in Note 15 – Equity) for the six months ended June 30, 2014.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(139,402)	$(362,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of common OP units	—	92,884
Depreciation and amortization	444,713	473,184
Loss on disposition of real estate and held for sale assets, net	56,042	18,874
Impairments	85,341	1,556
Equity-based compensation	6,173	27,264
Equity in (income) loss of unconsolidated entities	(1,503)	385
Distributions from unconsolidated entities	5,229	4,033
Loss (gain) on derivative instruments	717	(7,086)
Gain on sale and unrealized gains of investments securities	(61)	—
Gain on extinguishment and forgiveness of debt	(5,307)	(16,985)
Changes in assets and liabilities:
Investment in direct financing leases	986	525
Deferred costs and other assets, net	(41,788)	(93,553)
Due from affiliates	32,666	(5,685)
Accounts payable and accrued expenses	14,841	(51,771)
Deferred rent, derivative and other liabilities	(7,581)	(8,732)
Due to affiliates	(291)	(41,262)
Net cash provided by operating activities	450,775	31,193
Cash flows from investing activities:
Investments in real estate and other assets	(10,207)	(1,246,588)
Acquisition of real estate businesses, net of cash acquired	—	(756,232)
Capital expenditures	(6,791)	(9,989)
Real estate developments	(35,370)	(21,733)
Principal repayments received from borrowers	5,028	4,155
Investments in unconsolidated entities	—	(2,500)
Proceeds from disposition of real estate	324,949	94,823
Investment in intangible assets	—	(266)
Proceeds from sale of investments	229	—
Deposits for real estate assets	(7,555)	(129,602)
Uses and refunds of deposits for real estate assets	11,878	196,075
Line of credit advances to affiliates	(10,000)	(80,300)
Line of credit repayments from affiliates	10,000	15,600
Change in restricted cash	4,927	(15,499)
Net cash provided by (used in) investing activities	287,088	(1,952,056)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,314	718,275
Payments on mortgage notes payable and other debt	(106,799)	(884,398)
Proceeds from credit facilities	—	3,246,000
Payments on credit facilities	(884,000)	(4,628,800)
Proceeds from corporate bonds	—	2,545,760
Payments of deferred financing costs	(334)	(84,165)
Repurchases of common units to settle tax obligation	(1,339)	—
Proceeds from issuances of OP units, net of offering costs	—	1,593,462
Contributions from non-controlling interest holders	—	982
Distributions to non-controlling interest holders	(5,814)	(15,831)
Distributions paid	(35,951)	(427,618)
Net cash (used in) provided by financing activities	(1,032,923)	2,063,667
Net change in cash and cash equivalents	(295,060)	142,804
Cash and cash equivalents, beginning of period	416,711	52,725
Cash and cash equivalents, end of period	$121,651	$195,529
The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited)

Note 1 – Organization
VEREIT, Inc., f/k/a American Realty Capital Properties, Inc. (the “General Partner” or “VEREIT”), is a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. VEREIT Operating Partnership, L.P., f/k/a ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), is a Delaware limited partnership of which the General Partner is the sole general partner. The board of directors authorized amendments to the General Partner’s Articles of Amendment and Restatement and the Operating Partnership’s Certificate of Limited Partnership to effect name changes from American Realty Capital Properties, Inc. and ARC Properties Operating Partnership, L.P., to VEREIT, Inc. and VEREIT Operating Partnership, L.P., respectively, which became effective July 28, 2015. On July 20, 2015, VEREIT, under its former name, provided written notice to the NASDAQ Global Select Market (the “NASDAQ”) that it intended to voluntarily delist its common stock (“Common Stock”), par value $0.01 per share, and its 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”), par value $0.01 per share, from the NASDAQ promptly following the close of trading on July 30, 2015. VEREIT obtained authorization for listing on the New York Stock Exchange (the “NYSE”) and, effective July 31, 2015, transferred the listing of its Common Stock and Series F Preferred Stock to the NYSE. The Common Stock and Series F Preferred Stock now trade under the trading symbols, “VER” and “VER PRF”, respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with our consolidated subsidiaries, including the OP.
The Company is a full-service real estate operating company with investment management capabilities that operates through two business segments, Real Estate Investment (“REI”) and its investment management business, Cole Capital (“Cole Capital”), as further discussed in Note 3 – Segment Reporting. Through the REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate assets subject to long-term net leases with high credit quality tenants. Cole Capital is contractually responsible for raising capital for and managing the affairs of the Managed REITs (as defined in Note 3 – Segment Reporting) on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services.
Substantially all of the Company’s REI segment is conducted through the OP. VEREIT is the sole general partner and holder of 97.4% of the common equity interests in the OP as of June 30, 2015 with the remaining 2.6% of the common equity interests owned by certain unaffiliated investors. Under the limited partnership agreement of the OP (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s common stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The actions of the Operating Partnership and its relationship with the General Partner are governed by the LPA. The General Partner does not have any significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the General Partner and the Operating Partnership are substantially the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation, continuity, existence and operation of the General Partner incurred by the General Partner on the Operating Partnership’s behalf shall be treated as expenses of the Operating Partnership. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s board of directors, the LPA requires the Operating Partnership to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the Operating Partnership has a proportionate economic interest in the Operating Partnership reflecting its capital contributions thereto. OP Units issued to the General Partner are referred to as General Partner OP Units. OP Units issued to parties other than the General Partner are referred to as Limited Partner OP Units. The LPA also provides that the Operating Partnership issue debt that mirrors debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s board of directors authorizes the issuance of any new class of equity securities.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

On March 2, 2015, the General Partner issued restated consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013, and the OP restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended June 30, 2014 and 2013 (collectively, the “Restatement”) to correct errors that were identified as a result of a previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”), as well as certain other errors that were identified by the Company’s new management. In addition, the Restatement reflected corrections of certain immaterial errors and certain previously identified errors that the Company became aware of during the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements were originally issued. The restated and corrected prior period data is reflected in these consolidated financial statements and accompanying notes. See Amendment No. 1 to the General Partner’s Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2015 for the three and six months ended June 30, 2014 for additional information about the Audit Committee Investigation and reconciliations of the amounts as originally reported to the corresponding restated amounts.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 of the Company, which are included in the Company’s Annual Report on Form 10-K, as amended, filed March 30, 2015. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2015. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both June 30, 2015 and December 31, 2014, there were approximately 23.8 million Limited Partner OP Units outstanding.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE’s operations and the difference between consolidating the VIE and accounting for it using the equity method would be material to the Company’s consolidated financial statements.
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
Assets Held for Sale
The Company classifies real estate investments as held for sale in accordance with U.S. GAAP. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to dispose of the assets. As of June 30, 2015, two properties were classified as held for sale. As of December 31, 2014, two properties were classified as held for sale, which were sold during the first quarter.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, our cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Restricted Cash
Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves.
Revenue Recognition
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in deferred costs and other assets, net, in the consolidated balance sheets. See Note 8 – Deferred Costs and Other Assets, Net. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of June 30, 2015 and December 31, 2014, the Company had $59.0 million and $57.8 million, respectively, of deferred rental income, which is

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

included in deferred rent, derivative, and other liabilities in the consolidated balance sheets. Cost recoveries from tenants are included within operating expense reimbursements in the consolidated statements of operations, in the period the related costs are incurred.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive loss. As of June 30, 2015 and December 31, 2014, the Company recorded an allowance for uncollectible accounts of $3.2 million and $2.5 million, respectively.
Acquisition Related Expenses and Merger and Other Non-routine Transaction Related Expenses
All direct costs incurred as a result of a business combination are classified as acquisition related costs or merger and other non-routine transaction costs and expensed as incurred. Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions including purchases of portfolios. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicates that the activities driving the cost directly relate to activities necessary to complete, or effect, self-originating purchases are classified as acquisition related expenses.
Similar costs incurred in relation to mergers, which are not accounted for as acquisitions, are included in merger and other non-routine transactions in the consolidated statements of operations. Other non-routine transaction related expenses are also presented within merger and other non-routine transactions in the consolidated statements of operations. Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Merger related costs:
Strategic advisory services	$—	$—	$—	$32,615
Transfer taxes	—	—	—	5,109
Legal fees and expenses	—	1,563	—	4,547
Personnel costs and other reimbursements	—	—	—	751
Multi-tenant spin off	—	2,859	—	5,180
Other fees and expenses	—	346	—	1,676
Other non-routine transaction related costs:
Post-transaction support services	—	—	—	14,251
Subordinated distribution fee	—	—	—	78,244
Audit Committee Investigation and related matters (1)	14,386	—	29,702	—
Furniture, fixtures and equipment	—	—	—	14,085
Legal fees and expenses (2)	2,478	—	2,953	1,826
Personnel costs and other reimbursements	—	275	—	2,718
Other fees and expenses	—	2,379	632	6,718
Total	$16,864	$7,422	$33,287	$167,720
___________________________________

(1)
Includes all fees and costs associated with the Audit Committee Investigation and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs reimbursed pursuant to the Company’s indemnification obligations.

(2)	Primarily relates to fees incurred in connection with a legal matter resolved in early 2014.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Income Taxes
The General Partner currently qualifies and has elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income.
The OP is classified as a partnership for federal income tax purposes. As a partnership, the OP is not a taxable entity for federal income tax purposes. Instead, each partner in the OP is required to take into account its allocable share of the OP’s income, gains, losses, deductions and credits for each taxable year. However, the OP may be subject to certain state and local taxes on its income and property.
As of June 30, 2015, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2010 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital segment through a TRS structure. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
The Company provides for income taxes in accordance with current authoritative accounting and tax guidance. The tax provision or benefit related to significant or unusual items is recognized in the quarter in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the quarter in which the change occurs. The accounting estimates used to compute the provision for or benefit from income taxes may change as new events occur, additional information is obtained or the tax environment changes.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and allows for either full retrospective adoption or modified retrospective adoption, with early application not permitted. The Company is currently evaluating the impact of the new standard on its financial statements.
In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of Financial Accounting Standard (“FAS”) No.167, Amendments to FASB Interpretation No. 46(R), modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on its financial statements.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the costs as an asset, a deferred charge. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures will include the face amount of the debt liability and the effective interest rate. For public companies, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has evaluated the impact of the adoption of this new standard, which is expected to result in reclassifications of certain deferred costs on the Company’s balance sheets but will not have an impact on its results of operations or cash flows.
Note 3 – Segment Reporting
The Company operates in two segments, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate assets subject to long-term net leases with high credit quality tenants. As of June 30, 2015, the Company owned 4,645 properties comprising 101.8 million square feet of retail and commercial space located in 49 states, the District of Columbia, Puerto Rico and Canada, which includes certain properties owned through consolidated joint ventures. The rentable space at these properties was 98.4% leased with a weighted-average remaining lease term of 11.5 years. In addition, as of June 30, 2015, the Company owned 10 commercial mortgage-backed securities (“CMBS”) and 12 loans held for investment.
Cole Capital – Cole Capital is contractually responsible for raising capital for and managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, INAV and CCIT II, the “Managed REITs”), identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Prior to its merger with Select Income REIT on January 29, 2015, Cole Corporate Income Trust, Inc. (“CCIT”), was also managed by Cole Capital. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings.
The Company allocates certain operating expenses, such as audit and legal fees, board of director fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REI segment:
Revenues:
Rental income	$341,183	$314,519	$683,942	$558,934
Direct financing lease income	697	1,181	1,438	2,187
Operating expense reimbursements	25,312	29,256	48,286	50,732
Total real estate investment revenues	367,192	344,956	733,666	611,853
Operating expenses:
Acquisition related	1,563	7,201	3,286	20,618
Merger and other non-routine transactions	16,864	5,999	33,287	165,793
Property operating	32,598	39,286	63,597	69,041
Management fees to affiliates	—	—	—	13,888
General and administrative	16,827	15,189	32,197	49,727
Depreciation and amortization	209,122	225,965	419,910	385,448

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Impairment of real estate	85,341	1,556	85,341	1,556
Total operating expenses	362,315	295,196	637,618	706,071
Operating income (loss)	4,877	49,760	96,048	(94,218)
Other (expense) income:
Interest expense, net	(90,572)	(103,897)	(186,271)	(224,848)
Extinguishment of debt, net	—	(6,469)	429	(15,868)
Other income, net	4,910	4,332	12,652	8,291
Gain (loss) on derivative instruments, net	311	14,207	(717)	7,086
Total other expenses, net	(85,351)	(91,827)	(173,907)	(225,339)
Loss before income and franchise taxes and disposition of real estate and held for sale assets	(80,474)	(42,067)	(77,859)	(319,557)
Loss on disposition of real estate and held for sale assets, net	(24,674)	(1,269)	(56,042)	(18,874)
Loss before income and franchise taxes	(105,148)	(43,336)	(133,901)	(338,431)
Provision for income and franchise taxes	(3,119)	(2,788)	(4,973)	(3,911)
Net loss	$(108,267)	$(46,124)	$(138,874)	$(342,342)

Cole Capital segment:
Revenues:
Dealer manager and distribution fees, selling commissions and offering reimbursements	$5,516	$9,969	$8,633	$52,422
Transaction service fees and reimbursements	7,036	15,116	17,296	19,983
Management fees and reimbursements	13,977	12,137	28,094	19,074
Total Cole Capital revenues	26,529	37,222	54,023	91,479
Operating expenses:
Cole Capital reallowed fees and commissions	3,710	7,068	5,741	41,504
Acquisition related	—	—	459	—
Merger and other non-routine transactions	—	1,423	—	1,927
General and administrative	17,131	22,035	34,867	42,866
Depreciation and amortization	8,391	24,774	16,744	39,133
Total operating expenses	29,232	55,300	57,811	125,430
Operating loss	(2,703)	(18,078)	(3,788)	(33,951)
Total other income, net	392	110	1,611	126
Loss before income and franchise taxes	(2,311)	(17,968)	(2,177)	(33,825)
Benefit from income and franchise taxes	1,869	7,494	1,649	13,729
Net loss	$(442)	$(10,474)	$(528)	$(20,096)

Total Company:
Total revenues	$393,721	$382,178	$787,689	$703,332
Total operating expenses	$391,547	$350,496	$695,429	$831,501
Total other expense, net	$(84,959)	$(91,717)	$(172,296)	$(225,213)
Net loss	$(108,709)	$(56,598)	$(139,402)	$(362,438)

	Total Assets
	June 30, 2015	December 31, 2014
REI segment	$18,555,098	$19,821,440
Cole Capital	694,277	693,699
Total Company	$19,249,375	$20,515,139

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 4 – Goodwill and Other Intangibles
Goodwill
In connection with the Company’s acquisition of CapLease and the merger of Cole with and into our wholly owned subsidiary (the “Cole Merger”), the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. The goodwill recorded as a result of the Cole Merger was allocated between the Company’s two reporting units, the REI segment and Cole Capital segment.
The following table summarizes the Company’s goodwill activity by segment from the date of the Caplease acquisition (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance as of January 1, 2013	$—	$—	$—
Acquisition of Caplease	92,789	—	92,789
Balance as of December 31, 2013	92,789	—	92,789
Cole Merger	1,654,085	558,835	2,212,920
Measurement period adjustments	(27,339)	49,627	22,288
Goodwill allocated to dispositions (1)	(210,139)	—	(210,139)
Impairment	—	(223,064)	(223,064)
Balance as of December 31, 2014	$1,509,396	$385,398	$1,894,794
Goodwill allocated to dispositions and held for sale assets (1)	(47,499)	—	(47,499)
Balance as of June 30, 2015	$1,461,897	$385,398	$1,847,295
_______________________________________________
(1) Goodwill allocated to the cost basis of properties sold or held for sale and included in loss on disposition of real estate and held for sale assets, net, in the consolidated statements of operations.
Goodwill Impairment
The REI segment and Cole Capital segment each comprise one reporting unit. In the event the Company disposes of a leased property that constitutes a business under U.S. GAAP from a reporting unit with goodwill, the Company will allocate a portion of the reporting unit’s goodwill to that property in determining the gain or loss on the disposal of the property. The amount of goodwill allocated to the property will be based on the relative fair value of the property to the fair value of the reporting unit. The Company generally estimates the relative fair value by utilizing rental income on a straight line basis as an indication of the relative fair value. Future property acquisitions that constitute a business will be integrated in the REI segment and therefore will also be allocated goodwill upon disposition.
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. During the six months ended June 30, 2015, management monitored the actual performance of the business segments relative to the fair value assumptions used during our annual goodwill impairment test. During the six months ended June 30, 2015, no triggering events were identified.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Intangible Assets
The intangible assets of $150.4 million, primarily consist of management and advisory contracts that the Company has with certain Managed REITs, which are subject to an estimated useful life of approximately five years. The Company recorded $7.5 million and $15.0 million of amortization expense for the three and six months ended June 30, 2015, respectively, related to the management and advisory contracts. The estimated amortization expense for the remainder of the year ending December 31, 2015 is $15.2 million. The estimated amortization expense for each of the years ending December 31, 2016, 2017, 2018 and 2019 is $30.1 million.
Impairment of Management and Advisory Contracts
The Company evaluates intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company tests intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the intangible assets to their respective fair values and recognize an impairment loss. The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Managed REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. There were no events or changes in circumstances that indicated that intangible assets were impaired during the six months ended June 30, 2015. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. Recoverability of the carrying value of the intangible assets is dependent upon actual results, including, but not limited to, the timing of and aggregate capital raised and deployed on behalf of the Managed REITs, which is influenced by the Company’s ability to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements. In addition, actual timing of closing an offering or executing a liquidity event may differ from the Company’s assumptions used at June 30, 2015.
Intangible Leases
Intangible lease assets and liabilities of the Company consist of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	June 30, 2015	December 31, 2014
Intangible lease assets:
In-place leases, net accumulated amortization of $317,079 and $236,096, respectively	14.2	$1,645,280	$1,816,508
Leasing commissions, net of accumulated amortization of $725 and $505, respectively	7.7	3,887	4,205
Above-market leases, net of accumulated amortization of $34,764 and $22,471, respectively	16.5	337,538	355,269
Total intangible lease assets, net		$1,986,705	$2,175,982

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $29,477 and $19,123, respectively	18.0	$298,102	$317,838

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the remainder of 2015 and the next four calendar years as of June 30, 2015 (amounts in thousands):

	July 1, 2015 - December 31, 2015	2016	2017	2018	2019
In-place leases:
Total to be included in amortization expense	$93,804	$181,211	$165,618	$151,440	$139,492
Leasing Commissions
Total to be included in amortization expense	$360	$714	$701	$594	$570
Above-market lease assets:
Total to be deducted from rental income	$13,485	$26,897	$26,525	$25,950	$23,988
Below-market lease liabilities:
Total to be included in rental income	$11,322	$22,537	$22,395	$22,068	$21,325
Note 5 – Real Estate Investments
The Company acquired controlling financial interests in 14 commercial properties, including nine land parcels for build-to-suit development, for an aggregate purchase price of $10.2 million during the six months ended June 30, 2015 (the “2015 Acquisitions”). During the six months ended June 30, 2014, the Company acquired controlling interests in 337 commercial properties, excluding the properties acquired in the Cole Merger and the ARCT IV Merger, for an aggregate purchase price of $1.5 billion. The following table presents the preliminary allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014
Real estate investments, at cost:
Land	$2,043	$239,663
Buildings, fixtures and improvements	5,249	946,381
Land and construction in progress	2,140	239,260
Total tangible assets	9,432	1,425,304
Acquired intangible assets:
In-place leases	715	128,581
Above-market leases	168	21,145
Assumed intangible liabilities:
Below-market leases	(108)	(3,321)
Fair value adjustment of assumed notes payable	—	(23,589)
Total purchase price of assets acquired, net	10,207	1,548,120
Mortgage notes payable assumed	—	(301,532)
Cash paid for acquired real estate investments	$10,207	$1,246,588

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
July 1, 2015 - December 31, 2015	$607,976	$2,333
2016	1,243,488	4,672
2017	1,212,653	4,271
2018	1,176,142	3,182
2019	1,135,398	2,380
Thereafter	10,051,959	7,937
Total	$15,427,616	$24,775
____________________________________

(1)
37 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Future minimum lease payments receivable	$24,775	$27,199
Unguaranteed residual value of property	33,558	39,852
Unearned income	(8,532)	(10,975)
Net investment in direct financing leases	$49,801	$56,076
Development Activities
The Company has contracted with a developer to complete a portfolio of build-to suit development projects, of which, as of June 30, 2015, 19 have been completed, for an aggregate cost of $41.1 million to date, and the remaining 18 projects are estimated to be completed within the next 12 months. Pursuant to the agreement between the Company and the developer, the Company will acquire the respective land parcel for each development and subsequently pay a fixed construction draw until the project is complete. The Company is also in the process of completing six other build-to-suit, redevelopment and expansion projects, which are expected to increase our revenue as a result of the additional square footage and improvement of the quality of the properties. Below is a summary of the construction commitments as of June 30, 2015 (dollar amounts in thousands):

Development projects in progress	24

Investment to date	$67,911
Estimated cost to complete (1)	26,195
Total Investment (2)	$94,106
_______________________________________________
(1) The Company is contractually committed to fund a developer $12.9 million to complete the remaining 18 build-to-suit developments.
(2) Excludes tenant improvement costs incurred in accordance with existing leases. As of June 30, 2015, $10.7 million of tenant improvement costs were included in land and construction in progress in the consolidated financial statements.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Unconsolidated Joint Ventures
As of June 30, 2015, the Company had interests in six unconsolidated joint ventures with aggregate equity investments of $90.8 million, which had interests in six properties comprising 1.6 million of square feet of retail and office space (the “Unconsolidated Joint Ventures”). The following is a summary of the Company’s percentage ownership and carrying amount related to each of the unconsolidated joint ventures (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership %		Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%		$7,003
SanTan Festival, LLC	Propstra Chandler Trust & RED Development, LLC	45%	(1)	4,586
Chandler Village Center, LLC	Propstra Chandler Trust & RED Development, LLC	45%	(1)	20,612
Cole/LBA JV OF Pleasanton CA, LLC	Affiliate of LBA Realty	90%		34,508
Chandler Gateway Partners, LLC	Propstra Chandler Trust & RED Development, LLC	45%	(1)	9,663
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%		14,422
				$90,794
_______________________________________________
(1) Represents the Company's 90% interest in a consolidated joint venture, whose only assets are 50% interests in the respective unconsolidated joint ventures.
(2) The total carrying amount of the investments is greater than the underlying equity in net assets by $55.9 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company's depreciation policy.
The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income from the Unconsolidated Joint Ventures in other income, net in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2015, the Company recognized $1.3 million and $1.4 million, respectively, of equity in income from the Unconsolidated Joint Ventures, which is included in other income, net in the accompanying consolidated statements of operations. During the three and six months ended June 30, 2014, the Company recognized $0.4 million and $1.4 million of equity in income from the Unconsolidated Joint Ventures, respectively.
Tenant Concentration
As of June 30, 2015, leases with Red Lobster® restaurants represented 11.9% of consolidated annualized rental income. Annualized rental income is rental revenue under our leases reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by GAAP, which includes the effect of any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent. There were no other tenants exceeding 10% of consolidated annualized rental income as of June 30, 2015.
Geographic Concentration
As of June 30, 2015, properties located in Texas represented 12.9% of consolidated annualized rental income. There were no other geographic concentrations exceeding 10% of consolidated annualized rental income as of June 30, 2015.
Industry Concentration
As of June 30, 2015, tenants in the casual dining restaurant industry accounted for 18.8% of consolidated annualized rental income. There were no other industry concentrations exceeding 10% of consolidated annualized rental income as of June 30, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 6 – Investment Securities, at Fair Value
Investment securities are considered available-for-sale and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity in the consolidated balance sheets unless the securities are considered to be other-than-temporarily impaired at which time the losses are reclassified to expense.
The following tables detail the unrealized gains and losses on investment securities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$52,930	$3,253	$(381)	$55,802

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$56,459	$2,207	$(20)	$58,646
As of June 30, 2015 and December 31, 2014, the Company owned 10 CMBS with an estimated aggregate fair value of $55.8 million and $58.6 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of June 30, 2015, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of June 30, 2015, the fair value of two CMBS were below their amortized cost. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will receive all contractual principal and interest related to these investments.
The scheduled maturity of the Company’s CMBS as of June 30, 2015 is as follows (in thousands):

	June 30, 2015
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	5,312	5,331
Due after five years through 10 years	30,531	32,630
Due after 10 years	17,087	17,841
Total	$52,930	$55,802
Note 7 – Loans Held for Investment
As of June 30, 2015, the Company owned 12 loans held for investment with a weighted-average interest rate of 6.1% and weighted-average years to maturity of 9.5 years. The following table presents the composition of the loans held for investment as of June 30, 2015 (dollar amounts in thousands):

	Loans held for investment	Outstanding Balance	Carrying Value	Weighted-Average Interest Rate (1)	Weighted-Average Years to Maturity (2)
Mortgage notes receivable	11	$27,100	$25,298	5.1%	13.9
Unsecured note (3)	1	15,300	15,300	8.0%	1.8
Total	12	$42,400	$40,598	6.1%	9.5
____________________________________

(1)
The interest rates on the loans secured by real estate range from a zero coupon rate to 7.24%, as of June 30, 2015. The unsecured note requires principal payments of $7.7 million on March 31, 2016 and $3.8 million on September 30, 2016 and the remaining balance is due at maturity, on March 31, 2017. The note may be pre-paid at par any time prior to maturity.

(2)	The mortgage notes receivable have maturity dates ranging from September 1, 2015 to January 1, 2033.

(3)	The Company’s unsecured note is with an affiliate of the Former Manager, as defined within Note 15 – Equity.
During the three and six months ended June 30, 2015, the borrower of a $0.2 million mortgage note receivable scheduled to mature on August 31, 2015 prepaid the mortgage note at par.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

The Company’s mortgage notes receivable are comprised primarily of fully-amortizing or nearly fully-amortizing first mortgage loans. The Company has one mortgage note receivable with zero coupon rate, where the Company does not receive monthly payments of principal and interest but rather the principal and interest are capitalized into the outstanding balance due at maturity. The mortgage notes receivable are primarily on commercial real estate leased to a single tenant. Therefore, the Company’s monitoring of the credit quality of its mortgage notes receivable is focused primarily on an analysis of the tenant, including review of tenant quality and ratings, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan-to-value ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of June 30, 2015 and December 31, 2014, the Company had no reserve for loan loss.
The following table summarizes the scheduled aggregate principal payments due to the Company on the loans held for investment subsequent to June 30, 2015 (in thousands):

Outstanding Balance
Due within one year	$9,623
Due after one year through five years	14,001
Due after five years through 10 years	6,821
Due after 10 years(1)	15,923
Total	$46,368
____________________________________
(1) Includes additional $4.0 million of principal scheduled to be capitalized on zero coupon note subsequent to June 30, 2015.
Note 8 – Deferred Costs and Other Assets, Net
Deferred costs and other assets, net consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Deferred costs, net	$111,180	$126,202
Accounts receivable, net (1)	56,047	66,021
Straight-line rent receivable	134,340	89,355
Prepaid expenses	13,508	15,171
Leasehold improvements, property and equipment, net (2)	19,749	21,351
Restricted escrow deposits	30,040	34,339
Deferred tax asset and tax receivable	15,141	15,924
Program development costs, net (3)	19,006	12,871
Derivative assets, at fair value	2,093	5,509
Other assets	2,502	3,179
Total	$403,606	$389,922
___________________________________

(1)	Allowance for doubtful accounts was $3.2 million and $2.5 million as of June 30, 2015 and December 31, 2014, respectively.

(2)
Amortization expense for leasehold improvements totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively. Accumulated amortization was $1.9 million and $1.2 million as of June 30, 2015 and December 31, 2014, respectively. Depreciation expense for property and equipment totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively. Accumulated depreciation was $2.6 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively.

(3)	As of June 30, 2015 and December 31, 2014, the Company had reserves of $18.1 million and $13.1 million, respectively, relating to the program development costs.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 9 – Fair Value Measures
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2015. The Company expects that changes in classifications between levels will be infrequent.
During the six months ended June 30, 2015, real estate assets with carrying values totaling $319.3 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of $234.0 million, resulting in impairment charges of $85.3 million. The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as a history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, or reduced lease rates. When impairment indicators are identified, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to its respective fair values and recognize an impairment loss. During the six months ended June 30, 2015, the Company identified certain properties with impairment indicators through the procedures noted above, of which 27 properties were noted to have carrying amounts in excess of the undiscounted cash flows from the expected use and disposition of each asset. As such, the Company reduced the carrying amounts of each asset to their respective fair value as of June 30, 2015 and recognized an impairment loss for such reductions.
In addition to the properties identified through the quarterly review procedures noted above, the Company identified certain properties with a more likely than not probability of being disposed within the next 12 to 24 months. The Company considered the likely disposition to be an impairment indicator for these properties. As such, the Company reviewed estimated selling prices for these assets based on a number of factors including, but not limited to, existing leases in place, comparable lease rates and sales prices, third party opinions of value, comparable capitalization rates and estimated disposal costs. Of the properties reviewed, 161 properties were noted to have an estimated sales price, less disposal costs, that was less than the carrying amount of each respective property. As such, the Company reduced the carrying amounts of each asset to their respective fair values as of June 30, 2015 and recognized an impairment loss for such reductions.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

As of June 30, 2015, there were two properties (the “2015 Held for Sale Properties”) classified as held for sale, as discussed within Note 19 – Property Dispositions. The Company classifies real estate investments as held for sale in accordance with the criteria set forth in U.S. GAAP. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to dispose of the asset.
During the six months ended June 30, 2014, real estate assets with carrying values totaling $3.2 million were deemed to be impaired and their carrying values were reduced to their estimated fair value of $1.6 million, resulting in impairment charges of $1.6 million.
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Six Months Ended June 30,
	2015	2014
Properties impaired	188	4

Asset classes impaired:
Investment in real estate assets, net	$82,654	$1,556
Investment in direct financing leases, net	3,417	—
Below-market lease liabilities, net	(730)	—
Total impairment loss	$85,341	$1,556
The Company’s estimated fair values of its real estate assets were primarily based upon recent comparable sales transactions, which are considered to be Level 2 inputs, or based upon an income approach utilizing a present value technique to discount the expected cash flows using market participant assumptions for market rent and terminal values, which are considered to be Level 3 inputs.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2015
Assets:
CMBS	$—	$—	$55,802	$55,802
Interest rate swap assets	—	2,093	—	2,093
Total assets	$—	$2,093	$55,802	$57,895
Liabilities:
Interest rate swap liabilities	$—	$(9,409)	$—	$(9,409)

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets:
CMBS	$—	$—	$58,646	$58,646
Interest rate swap assets	—	5,509	—	5,509
Total assets	$—	$5,509	$58,646	$64,155
Liabilities:
Interest rate swap liabilities	$—	$(7,384)	$—	$(7,384)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

CMBS – The Company’s CMBS are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management determines the prices are representative of fair value through their knowledge of and experience in the market. The significant unobservable input used in valuing the CMBS is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. The following risk factors are included in the consideration and selection of discount rates or market yields: risk of default, rating of the investment and comparable company investments.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
The following are reconciliations of the changes in assets and (liabilities) with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2015 and 2014 (in thousands):

CMBS
Beginning Balance, December 31, 2014	$58,646
Total gains and losses:
Unrealized gain included in other comprehensive income, net	686
Purchases, issuances, settlements and amortization:
Principal payments received	(3,596)
Amortization included in net loss	66
Ending balance, June 30, 2015	$55,802

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Balance, December 31, 2013	$60,583	$(16,736)	$—	$43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	8,598	—	—	8,598
Changes in fair value included in net loss	—	5,216	(1,212)	4,004
Purchases, issuances, settlements and amortization:
Fair value at purchase/issuance	151,197	—	(3,606)	147,591
Amortization included in net loss	(3,065)	—	—	(3,065)
Ending balance, June 30, 2014	$217,313	$(11,520)	$(4,818)	$200,975

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at June 30, 2015	Fair Value at June 30, 2015	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Assets:
Loans held for investment	3	$40,598	$44,249	$42,106	$42,645

Liabilities:
Mortgage notes payable and other debt, net (1)	3	$3,618,637	$3,558,050	$3,805,761	$3,931,029
Corporate bonds, net	3	2,546,864	2,455,768	2,546,499	2,709,845
Convertible debt, net	3	979,852	946,219	977,521	1,088,069
Credit facilities	3	2,300,000	2,308,088	3,184,000	3,145,884
Total liabilities		$9,445,353	$9,268,125	$10,513,781	$10,874,827
___________________________________
(1) Includes mortgage notes secured by properties held for sale as of June 30, 2015.
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
Convertible debt and corporate bonds – The fair value is estimated based on current pricing marks received from an independent third party.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 10 – Debt
As of June 30, 2015, the Company had $9.4 billion of debt outstanding, including net premiums, with a weighted-average years to maturity of 4.7 years and weighted-average interest rate of 3.61%. The following table summarizes the carrying value of debt as of June 30, 2015 and December 31, 2014, and the debt activity for the six months ended June 30, 2015 (in thousands):

		Six Months Ended June 30, 2015
	Balance as of December 31, 2014	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and (Amortization)	Balance as of June 30, 2015
Mortgage notes payable:
Outstanding balance (1)	$3,689,796	$1,314	$(176,570)	$—	$3,514,540
Net premiums (2)(3)	70,139	—	—	(3,719)	66,420
Other debt:
Outstanding balance	45,325	—	(8,026)	—	37,299
Premium (3)	501	—	—	(123)	378
Mortgages and other debt, net	3,805,761	1,314	(184,596)	(3,842)	3,618,637

Corporate bonds:
Outstanding balance	2,550,000	—	—	—	2,550,000
Discount (4)	(3,501)	—	—	365	(3,136)
Corporate bonds, net	2,546,499	—	—	365	2,546,864

Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (4)	(22,479)	—	—	2,331	(20,148)
Convertible debt, net	977,521	—	—	2,331	979,852

Credit facility:
Outstanding balance	3,184,000	—	(884,000)	—	2,300,000

Total debt	$10,513,781	$1,314	$(1,068,596)	$(1,146)	$9,445,353
____________________________________

(1)	Includes $124.3 million of mortgage notes secured by properties held for sale as of June 30, 2015.

(2)	Includes $5.8 million discount of mortgage notes associated with properties held for sale as of June 30, 2015.

(3)
Net premiums on mortgages notes payable and other debt were recorded upon the assumption of the respective debt instruments in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(4)
Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of June 30, 2015 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance (2)	Weighted-Average Interest Rate (3)	Weighted-Average Years to Maturity
Fixed-rate debt (4)	745	$6,460,421	$3,506,433	4.96%	6.8
Variable-rate debt	1	24,615	8,107	3.13%	1.2
Total (5)	746	$6,485,036	$3,514,540	4.95%	6.8
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Includes $124.3 million of mortgage notes secured by properties held for sale.

(3)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of June 30, 2015.

(4)	Includes $285.0 million of variable-rate debt fixed by way of interest rate swap arrangements.

(5)
The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $170.1 million, of which $5.1 million is recourse to the Company. These loans mature on various dates ranging from September 2015 to July 2021.

The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of June 30, 2015, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default with a principal balance of $38.1 million that is described below.
During the three and six months ended June 30, 2015, an aggregate of $39.0 million and $111.3 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, the Company paid prepayment penalties and fees totaling $5,000 for the six months ended June 30, 2015, which are included in extinguishment of debt, net in the accompanying consolidated statements of operations. No such prepayment penalties were paid during the three months ended June 30, 2015. During the three and six months ended June 30, 2014, an aggregate of $132.8 million and $855.1 million, respectively, were repaid prior to maturity or assumed by the buyer in a property disposition with prepayment fees totaling $3.8 million and $32.9 million, respectively, which are included in extinguishment of debt, net in the accompanying consolidated statements of operations. In addition, the Company paid $10.1 million, during the six months ended June 30, 2014 for the settlement of interest rate swaps that were associated with certain mortgage notes that were repaid prior to maturity, which approximated the fair value of the interest rate swaps. No such swap settlements were paid during the three months ended June 30, 2014.
The Company wrote off the deferred financing costs and net premiums associated with these mortgage notes payable, which resulted in a gain of $0.4 million during the six months ended June 30, 2015. No such gain was recorded during the three months ended June 30, 2015. During the three and six months ended June 30, 2014, a loss of $2.6 million and a gain of $17.0 million, respectively, were recorded in relation to the write-off of deferred financing costs and net premiums. These costs are included in extinguishment of debt, net in the accompanying consolidated statements of operations. The mortgage notes payable repaid during the six months ended June 30, 2015 had a weighted-average interest rate of 5.78% and a weighted-average remaining term of 4.5 years at the time of extinguishment.
On January 13, 2015, a substantially vacant office building in Bethesda, Maryland was foreclosed upon after the Company elected to stop making debt service payments on the related non-recourse loan with an outstanding balance of $53.8 million as of December 31, 2014. As a result of the foreclosure, the Company forfeited its right to the property and was relieved of all obligations on the non-recourse loan. During the six months ended June 30, 2015, the Company recorded a gain on the forgiveness of debt of $4.9 million, which is included in other income, net in the accompanying consolidated statements of operations.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, with a principal balance of $38.1 million as of June 30, 2015, due to the Company’s failure to pay a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is actively negotiating a restructuring of the loan with the lender.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to June 30, 2015 (in thousands):

Total
July 1, 2015 - December 31, 2015	$11,524
2016	252,235
2017	457,932
2018	220,184
2019	296,006
Thereafter	2,276,659
Total (1)	$3,514,540
____________________________________

(1)	Includes $124.3 million of mortgage notes included in liabilities held for sale.
Other Debt
As of June 30, 2015, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $37.3 million and remaining unamortized premium of $0.4 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to June 30, 2015 are $3.8 million, $12.5 million, $7.7 million and $13.3 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the amount outstanding and carrying value of the collateral by asset type as of June 30, 2015 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Loans held for investment	$10,305	$20,698
Intercompany mortgage loans	2,882	8,834
CMBS	24,112	40,199
	$37,299	$69,731
Corporate Bonds
As of June 30, 2015, the OP had aggregate senior unsecured notes of $2.55 billion outstanding (the “Senior Notes”). The following table presents the three senior notes with their respective terms (dollar amounts in thousands):

	Outstanding Balance	Interest Rate	Maturity Date
2017 Senior Notes	$1,300,000	2.0%	February 6, 2017
2019 Senior Notes	750,000	3.0%	February 6, 2019
2024 Senior Notes	500,000	4.6%	February 6, 2024
Total balance and weighted-average interest rate	$2,550,000	2.8%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, and are freely transferable.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Agreement in Principle with Senior Noteholder Group
On January 22, 2015, the Company announced that it had entered into an agreement in principle with an ad hoc group of holders (the “Senior Noteholder Group”), which the Company had been advised then represented a majority of the aggregate principal amounts outstanding of each of the Senior Notes, which, in each case, were issued by the OP and guaranteed by the Company under an Indenture, dated February 6, 2014 (the “Indenture”), by and among the OP, U.S. Bank National Association, as trustee, and the guarantors named therein. Pursuant to such agreement, the Senior Noteholder Group agreed not to issue a notice of default, prior to March 3, 2015, for the Company’s failure to timely deliver a quarterly report on Form 10-Q for the third quarter of 2014 (the “2014 Third Quarter 10-Q”) containing financial information required to be included therein for the OP, which was required to be delivered pursuant to the terms of the Indenture. In exchange, the Company agreed to sign a confidentiality agreement with the Senior Noteholder Group’s counsel and pay reasonable and documented fees and out-of-pocket expenses of such counsel up to $300,000. Furthermore, the parties agreed that in the event a notice of default related to the Company’s failure to timely deliver such third quarter 2014 financial statements was issued by the senior noteholders on or after March 3, 2015, the 60-day cure period set forth in the Indenture would be reduced by one day for each day after January 19, 2015 that such notice of default was given. Such agreement was subsequently definitively documented and a supplement to the Indenture was entered into on February 9, 2015. The agreement was reached after the ad hoc group organized and directed counsel to the Senior Noteholder Group to engage in discussions with the Company regarding the terms of a possible resolution in response to the Company’s failure to timely deliver such third quarter 2014 financial information regarding the OP. The Company and the OP filed the 2014 Third Quarter 10-Q containing the required financial information with the SEC on March 2, 2015. The Company has also filed subsequent required financial information and other necessary deliverables in a timely manner. As such, the Company believes it was in compliance with the Indenture as of that date and continues to be in compliance as of June 30, 2015.
Convertible Debt
As of June 30, 2015, the OP had two tranches of convertible notes with an aggregate balance of $1.0 billion outstanding to the General Partner (the “Convertible Notes”) comprised of notes due in 2018 (“2018 Convertible Notes”) and notes due in 2020 (“2020 Convertible Notes”). The Convertible Notes are identical to the General Partner’s registered issuance of the same amount of notes to various purchasers in a public offering. The following table presents each of the 2018 Convertible Notes and the 2020 Convertible Notes listed below with their respective terms (dollar amounts in thousands):

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
In connection with any permissible conversion election made by the holders of the identical convertible notes issued by the General Partner, the General Partner may elect to convert the 2018 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Convertible Notes at any time into such consideration on or after February 1, 2018. Additionally, the General Partner may elect to convert the 2020 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to June 15, 2020 and may convert the 2020 Convertible Notes at any time into such consideration on or after June 15, 2020.
The Company received notice from the trustee under the indentures (the “Convertible Indentures”) governing each of the Convertible Notes, of the Company’s failure to timely deliver the Company’s 2014 Third Quarter 10-Q. As required by the terms of the Convertible Indentures, the Company and the OP filed the 2014 Third Quarter 10-Q containing the required financial information with the SEC on March 2, 2015. As such, the Company believes it was in compliance with the Convertible Indentures as of that date and continues to be in compliance as of June 30, 2015.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo, National Association, as administrative agent and other lenders party thereto (the “Credit Agreement”).

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

As of June 30, 2015, the Credit Facility allowed for maximum borrowings of $3.6 billion, consisting of a $1.0 billion term loan and a $2.6 billion revolving credit facility. The outstanding balance on the Credit Facility was $2.3 billion, of which $1.3 billion bore a floating interest rate of 1.98%, at June 30, 2015. The remaining outstanding balance on the Credit Facility of $1.0 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.28% at June 30, 2015. As of June 30, 2015, a maximum of $1.3 billion was available to the OP for future borrowings, subject to borrowing availability. The Credit Facility matures on June 30, 2018. Subsequent to June 30, 2015, the General Partner and the OP entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with Wells Fargo, National Association and other lenders party to the Credit Agreement. The Second Amendment further reduced the maximum capacity under the Credit Facility from $3.6 billion to $3.3 billion and modified certain financial covenants beginning in the third quarter of 2015. For further discussion on the Second Amendment, please refer to Note 21 – Subsequent Events.
On December 23, 2014, the General Partner and the OP, as the borrower, entered into a Consent and Waiver Agreement (the “Consent and Waiver”) with respect to the Credit Agreement. The Consent and Waiver, among other things, (i) provided an extension from the lenders for the delivery of the Company’s full-year 2014 audited financial statements, (ii) permanently reduced the maximum amount of capacity under the Credit Agreement to $3.6 billion, including the reduction of commitments under the undrawn term loan commitments and the Company’s revolving facilities as well as the elimination of the $25.0 million swingline facility, (iii) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Credit Agreement by the Company, other than in accordance with the cash flow forecast provided by the Company to the lenders thereunder and that the Company would not pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (iv) provided that the Company would provide additional financial and other information to the lenders from time to time. In connection with the Consent and Waiver, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse certain customary expenses of the arrangers.
The Company filed the 2014 Third Quarter 10-Q and other necessary deliverables on March 2, 2015 and its Annual Report on Form 10-K, as amended, with the SEC on March 30, 2015. As such, all limitations on making Restricted Payments, which included dividends, or borrowing funds have been lifted.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The Company believes it was in compliance with the Credit Agreement and is not restricted from accessing the borrowing availability under the Credit Facility as of June 30, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 11 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $8.5 million will be reclassified from other comprehensive income as an increase to interest expense.
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	17	$1,248,630
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps	Deferred costs and other assets, net	$1,767	$4,941
Interest rate swaps	Deferred rent, derivative and other liabilities	$(9,409)	$(7,384)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company's bond offering in February 2014, the Company settled the Treasury Lock Agreement for $3.9 million, which was accounted for as a cash flow hedge, recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.1 million and $0.3 million of interest expense for the three and six months ended June 30, 2015, respectively, related to the Treasury Lock Agreement.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A gain of $0.3 million and loss of $0.7 million related to the change in the fair value of derivatives not designated as hedging instruments was recorded directly in earnings for the three and six months ended June 30, 2015, respectively. The Company recorded a gain of $14.2 million and $7.1 million for the three and six months ended June 30, 2014, respectively.
As of June 30, 2015, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap	1	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps	Deferred costs and other assets, net	$326	$568
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2015 and December 31, 2014 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the accompanying consolidated balance sheets.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015	$2,093	$(9,409)	$—	$2,093	$(9,409)	$—	$—	$(7,316)
December 31, 2014	$5,509	$(7,384)	$—	$5,509	$(7,384)	$—	$—	$(1,875)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that, if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of June 30, 2015, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $11.1 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $11.1 million at June 30, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the six months ended June 30, 2015 and June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures:
Cash paid for interest	$179,318	$137,844
Cash paid for income taxes	$6,670	$7,622
Non-cash investing and financing activities:
Common stock issued in merger with Cole	$—	$7,285,868
Accrued capital expenditures and real estate developments	$1,313	$5,534
Mortgage note payable relieved by foreclosure	$53,798	$—
Mortgage note payable assumed in real estate disposition	$24,000	$—
Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Accrued other	$55,902	$58,807
Accrued interest	57,320	56,558
Accrued real estate taxes	49,849	37,633
Accounts payable	5,806	10,027
Total	$168,877	$163,025
Note 14 – Commitments and Contingencies
Litigation
The Company is involved in various routine legal proceedings and claims incidental to the ordinary course of its business. There are no material legal proceedings pending against the Company, except as follows:
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
As discussed below, the Company and certain of its former officers and current and former directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, derivative actions, and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York and Maryland.
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors (in addition to the Company’s underwriters for certain of the Company’s securities offerings, among other individuals and entities) were named as defendants in ten putative securities class action complaints filed in the United States District Court for the Southern District of New York (the “SDNY Actions”): Ciraulu v. American Realty Capital, Inc., et al., No. 14-cv-8659 (AKH); Priever v. American Realty Capital Properties, Inc., et al., No. 14-cv-8668 (AKH); Rubinstein v. American Realty Capital

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Properties, Inc., et al., No. 14-cv-8669 (AKH); Patton v. American Realty Capital Properties, Inc., et al., No. 14-cv-8671 (AKH); Edwards v. American Realty Capital Properties, Inc., et al., No. 14-cv-8721 (AKH); Harris v. American Realty Capital Properties, Inc., et al., No. 14-cv-8740 (AKH); Abadi v. American Realty Capital Properties, Inc., et al., No. 14-cv-9006 (AKH); City of Tampa General Employees Retirement Fund v. American Realty Capital Properties, Inc., et al., No. 14-cv-10134 (AKH); Teachers Insurance and Annuity Association of America v. American Realty Capital Properties, Inc., et al., No. 15-cv-0421 (AKH); and New York City Employees Retirement System v. American Realty Capital Properties, Inc., et al., No. 15-cv-0422 (AKH). The Court subsequently consolidated the SDNY Actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”) and appointed a lead plaintiff. Following the Company’s issuance of its restated financials in March, 2015, on April 17, 2015 the lead plaintiff filed an amended class action complaint, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On May 29, 2015, the defendants filed motions to dismiss certain claims in the SDNY Consolidated Securities Class Action and the plaintiffs filed their response on July 17, 2015.
In addition, on November 25, 2014, the Company and certain of its former officers and current and former directors were named as defendants in a putative securities class action complaint filed in the Circuit Court for Baltimore County, Maryland, captioned Wunsch v. American Realty Capital Properties, Inc., et al., No. 03-C-14-012816 (the “Wunsch Action”). On December 23, 2014, the Company removed the action to the United States District Court for the District of Maryland (Northern Division), under the caption Wunsch v. American Realty Capital Properties, Inc., et al., No. 14-cv-4007 (ELH). On April 15, 2015, the Maryland court transferred the Wunsch Action to the United States District Court for the Southern District of New York, under the caption Wunsch v. American Realty Capital Properties, Inc., et al., No. 15-cv-2934. The Wunsch Action asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, arising out of allegedly false and misleading statements made in connection with the Company’s securities issued in connection with the Cole Merger. The Company is not yet required to respond to the complaint in the Wunsch Action.
Between November 2014 and February 2015, six shareholder derivative actions, purportedly in the name and for the benefit of the Company, were filed against certain of the Company’s former officers and current and former directors in the United States District Court for the Southern District of New York: Michelle Graham Turner 1995 Revocable Trust v. Schorsch, et al., No. 14-cv-9140 (AKH); Froehner v. Schorsch, et al., No. 14-cv-9444 (AKH); Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH); Hopkins v. Schorsch, et al., No. 15-cv-262 (AKH); Appolito v. Schorsch, et al., No. 15-cv-644 (AKH); and The Joel and Robin Staadecker Living Trust v. Schorsch, et al., No. 15-cv-768 (AKH), which were later consolidated under the caption Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH) (the “SDNY Consolidated Derivative Action”). In addition, between December 2014 and January 2015, the Company and certain of its former officers and current and former directors were named as defendants in two shareholder derivative actions filed in the Circuit Court for Baltimore City, Maryland:  Meloche v. Schorsch, et al., No. 24-C-14-008210 (the “Meloche Action”) and Botifoll v. Schorsch, et al., No. 24-C-15-000245 (the “Botifoll Action”). In addition, in January 2015, the Company and certain of its current directors, amongst others, were named as defendants in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Fran Kosky Roth IRA v. Rendell, et al., No. 15-650269 (the “New York Derivative Action,” and together with the SDNY Consolidated Derivative Action, the Meloche Action, and the Botifoll Action, the “Derivative Actions”). The Derivative Actions seek money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the securities actions and negligence and breach of contract. On March 10, 2015, the plaintiffs in the SDNY Consolidated Derivative Action filed a consolidated amended complaint. On April 3, 2015, the Company and defendants filed motions to dismiss the consolidated amended complaint in the SDNY Consolidated Derivative Action due to plaintiffs’ failure to make a pre-suit demand as required under Maryland law, which the Court granted on June 24, 2015. On July 8, 2015, the plaintiffs in the Botifoll Action voluntarily dismissed their complaint without prejudice. On July 15, 2015, the parties to the New York Derivative Action entered into a stipulation dismissing the action with prejudice as to plaintiffs’ failure to comply with the pre-suit demand requirement under Maryland law and without prejudice as to the underlying claims.
In January 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”). The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. On April 17, 2015, the plaintiff filed an amended complaint. On May 29, 2015, the Company

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

and defendants filed motions to dismiss certain claims in the Jet Capital Action, which are now fully briefed and pending before the Court.
The Company, certain of its former officers and current and former directors, and ARC Properties Operating Partnership L.P. (in addition to several other individuals and entities) have also been named as defendants in two additional individual securities fraud actions filed in the United States District Court for the Southern District of New York, captioned Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291 (the “Twin Securities Action”) and HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107 (the “HG Vora Action”). The Twin Securities Action and the HG Vora Action seek money damages and assert claims for alleged violations of Sections 10(b), 14(a), 18, and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. The Company and defendants are not yet required to respond to the complaints in either of these actions.
On July 31, 2015, the Company and certain of its former officers and current and former directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Witchko v. Schorsch, et al., No. 15-cv-06043 (PKC). The action seeks money damages and other relief on behalf of the Company, for, among other things, alleged breach of fiduciary duty, abuse of control and unjust enrichment.
The Company has not reserved amounts for any of the litigation or investigation matters referenced above either because we have not concluded that a loss is probable in the matter or because we believe that any probable loss or range of loss is not reasonably estimable at this time.
ARCT III Litigation Matters
After the announcement of the merger agreement with American Realty Capital Trust III, Inc. (“ARCT III”) in December 2012 (the “ARCT III Merger Agreement”), a putative class action lawsuit was filed in January 2013 against the Company, the OP, ARCT III, ARCT III’s operating partnership, members of the board of directors of ARCT III and certain subsidiaries of the Company in Supreme Court in the State of New York, captioned Quall v. American Realty Capital Properties, et al., No. 650329/2013. The plaintiff alleged, among other things, that the ARCT III board breached its fiduciary duties in connection with the transactions contemplated under the ARCT III Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. The proposed settlement terms required certain additional disclosures related to the merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013, but did not include any monetary payment to plaintiff. The memorandum of understanding also provided that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including confirmatory discovery and court approval following notice to ARCT III’s stockholders. If the parties enter into a stipulation of settlement, which has not yet occurred, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any settlement will be under the same terms as those contemplated by the memorandum of understanding.
CapLease Litigation Matters
Following the announcement of the merger agreement with CapLease in May 2013, a number of lawsuits were filed by CapLease stockholders, the following of which remain pending:
On June 25, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City against the Company, the OP, CapLease, and members of the CapLease board of directors, among others, captioned Tarver v. CapLease, Inc., et al., No. 24-C-13-004176 (the “Tarver Action”). The complaint alleged, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the transaction purportedly did not provide for full and fair value for the CapLease shareholders and was not the result of a competitive bidding process, the merger agreement allegedly contained coercive deal protection measures and the merger was purportedly approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleged that CapLease,the Company, the OP and others aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
In August 2013, counsel in the Tarver Action filed a motion for a stay in the Baltimore Court, informing the court that the plaintiff had agreed to join and participate in the prosecution of other actions concerning the CapLease transaction then pending

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

in a New York court (which were subsequently dismissed). The stay was granted by the Baltimore Court and there has been no subsequent activity in the Tarver Action.
In October 2013, a putative class action lawsuit was filed in the Circuit Court for Baltimore City against the Company, the OP, CapLease, and members of the CapLease board of directors, among others, captioned Poling v. CapLease, Inc., et al., No. 24-C-13-006178 (the “Poling Action”). The complaint alleged that the merger agreement breached the terms of the CapLease 8.375% Series B Cumulative Redeemable Preferred Stock (“Series B”) and the terms of the 7.25% Series C Cumulative Redeemable Preferred Stock (“Series C”) and was in violation of the Series B Articles Supplementary and the Series C Articles Supplementary. The complaint alleged claims for breach of contract and breach of fiduciary duty against the CapLease entities and the CapLease board of directors, and that the Company, the OP and Safari Acquisition, LLC aided and abetted CapLease and the CapLease directors’ alleged breach of contract and breach of fiduciary duty.
In December 2013, all Defendants filed a motion to dismiss the Poling Action, which was granted by the court in May 2015. Plaintiff filed a notice of appeal on June 4, 2015.
Cole Litigation Matters
Two actions filed in March and April 2013 in United States District Court for the District of Arizona, assert shareholder class action claims under the Securities Act of 1933, along with claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment, among others, relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation, pursuant to which Cole became a self-managed REIT; Schindler v. Cole Holdings Corp., et al., 13-cv-00712; and Carter v. Cole Holdings Corp., et al., 13-cv-00629. Defendants filed a motion to dismiss both complaints in January 2014. Both of those lawsuits have been stayed by the Court pursuant to a joint request made by all parties pending final approval of the Consolidated Maryland Cole Merger Action described below.
To date, a number of lawsuits have been filed in connection with the Cole Merger, the following of which remain pending. Between October and November 2013, eight putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, captioned as: (i) Operman v. Cole, et al. (“Operman”); (ii) Branham v. Cole, et al. (“Branham”); (iii) Wilfong v. Cole, et al. (“Wilfong”); (iv) Polage v. Cole, et al. (“Polage”); (v) Corwin v. Cole, et al. (“Corwin”); (vi) Green v. Cole, et al. (“Green”); (vii) Flynn v. Cole, et al. (“Flynn”) and (viii) Morgan v. Cole, et al. (“Morgan”). All of these lawsuits named the Company, Cole and Cole’s board of directors as defendants, and certain of the actions also named CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of Cole, as a defendant. Each complaint generally alleged that the individual defendants breached fiduciary duties owed to stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted included claims that the Cole Merger did not provide for full and fair value for the Cole shareholders and was the product of an “inadequate sale process,” that the Cole Merger Agreement contained coercive deal protection measures and that the Cole Merger Agreement and the Cole Merger were approved as a result of, or in a manner which facilitated, improper self-dealing by certain defendants. In addition, certain of the lawsuits claimed that the individual defendants breached their duty of candor to shareholders and/or asserted claims derivatively against the individual defendants for their alleged breach of fiduciary duties owed to Cole, waste of corporate assets and unjust enrichment. Among other remedies, the complaints sought unspecified money damages, costs and attorneys’ fees. In December 2013, the eight lawsuits were consolidated under the caption Polage v. Cole Real Estate Investments, Inc., et al., 24-c-13-006665 (the “Consolidated Maryland Cole Merger Action”).
In January 2014, the parties to the Consolidated Maryland Cole Merger Action entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of Cole stockholders. The proposed settlement terms required Cole to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by Cole with the SEC on January 14, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, subject to customary conditions, including confirmatory discovery and court approval following notice to Cole’s stockholders. In August 2014, the parties in the Consolidated Maryland Cole Merger Action executed a Stipulation and Release and Agreement of Compromise and Settlement (the “Stipulation”) and the Baltimore Circuit Court entered an Order on Preliminary Approval of Derivative and Class Action Settlement and Class Action Certification and scheduled a final settlement hearing.
In December 2014, the parties in the Consolidated Maryland Cole Merger Action executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Stipulation. In January 2015, the Baltimore Circuit Court issued an order approving the settlement pursuant to the terms of the Amended Stipulation. Under the

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

terms of the approved settlement, defendants paid a settlement amount of $14.0 million, half of which was to be used for attorney’s fees. Two objectors have since filed a notice of appeal of the settlement order. That appeal is pending.
In December 2013, Realistic Partners filed a putative class action lawsuit against the Company and the then-members of its board of directors in the Supreme Court for the State of New York, captioned Realistic Partners v. American Realty Capital Partners, et al., No. 654468/2013. Cole was later added as a defendant. The plaintiff alleged, among other things, that the board of the Company breached its fiduciary duties in connection with the transactions contemplated under the Cole Merger Agreement and that Cole aided and abetted those breaches. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of the Company’s stockholders. The proposed settlement terms required the Company to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by the Company with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including confirmatory discovery and court approval following notice to the Company’s stockholders, and provided that the defendants would not object to a payment of up to $625,000 for attorneys’ fees. If the parties enter into a stipulation of settlement, which has not occurred, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Offices Leases
July 1, 2015 - December 31, 2015	$9,683	$2,576
2016	18,518	4,955
2017	17,947	4,585
2018	15,785	4,645
2019	15,383	4,706
Thereafter	251,217	18,361
Total	$328,533	$39,828
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of June 30, 2015, Cole Capital was a party to 32 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 140 properties, subject to meeting certain criteria, for an aggregate purchase price of $610.3 million, exclusive of closing costs. As of June 30, 2015, Cole Capital had $27.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Managed REIT for amounts escrowed when the property is acquired. Additionally, the REI segment had $2.2 million of property escrow deposits as of June 30, 2015.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of June 30, 2015, the General Partner had approximately 905.1 million common shares issued and outstanding.
Additionally, the Operating Partnership had approximately 905.1 million General Partner OP Units issued and outstanding as of June 30, 2015, corresponding to the General Partner’s outstanding shares of Common Stock.
Preferred Stock and Preferred OP Units
On January 3, 2014, in connection with the ARCT IV Merger, 42.2 million shares of Series F Preferred Stock, were issued, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F preferred units (“General Partner Series F Preferred Units”) to the General Partner, and 700,000 Series F Preferred Units (“Limited Partner Series F Preferred Units”) to holders of each outstanding unit of American Realty Capital Operating Partnership IV, L.P. (the “ARCT IV Operating Partnership”)(each, an “ARCT IV OP Unit”). As of June 30, 2015, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
The Series F Preferred Units contain the same terms as the Series F Preferred Stock. Therefore, the Series F Preferred Stock/Units will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share/unit (equivalent to $1.675 per share/unit on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock is issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock traded on the NASDAQ under the symbol “ARCPP” through July 30, 2015. Beginning July 31, 2015, the Series F Preferred Stock trades on the NYSE under the symbol “VER PRF”.
Limited Partner OP Units
As of June 30, 2015 and December 31, 2014, the Operating Partnership had approximately 23.8 million of Limited Partner OP Units outstanding.
On March 11, 2015, the Company received redemption requests totaling approximately 13.1 million OP Units ($126.7 million based on a redemption price of $9.65) from certain affiliates of ARC Properties Advisors, LLC (the “Former Manager”). The Company believes it has potential claims against recipients of those OP Units and is engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests.
Public Offerings
On May 28, 2014, the General Partner closed on a public offering of 138.0 million shares of Common Stock at a price of $12.00 per share. The net proceeds to the General Partner were $1.6 billion after deducting underwriting discounts, commissions and offering-related expenses. Concurrently, the Operating Partnership issued the General Partner 138.0 million General Partner OP Units.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Common Stock Dividends
The Company’s annualized dividend rate at June 30, 2014 was $1.00 per share of Common Stock, which reflected an increase of $0.06 per share in February of 2014. The Company paid no Common Stock dividends during the six months ended June 30, 2015. The Consent and Waiver restricted payment of Common Stock dividend payments, as discussed within Note 10 – Debt. On March 2, 2015, the Company satisfied the requirements of the Consent and Waiver Agreement releasing the Company from the restriction on paying a Common Stock dividend. On August 5, 2015, the General Partner’s board of directors authorized, and the General Partner declared, a dividend in respect of its Common Stock whereby $0.1375 per share (equaling an annualized dividend rate of $0.55 per share) will be paid on each of October 15, 2015 and January 15, 2016 to holders of record on each of September 30, 2015 and December 31, 2015, respectively.
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the six months ended June 30, 2015, the General Partner repurchased 142,587 shares to satisfy the federal and state tax withholding on behalf of employees.
Note 16 – Equity-based Compensation
Equity Plan
The General Partner has adopted an equity plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common Stock (“Restricted Shares”), restricted stock units (“Restricted Stock Units”), dividend equivalent rights and other stock-based awards to the General Partner’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who are providing services to the General Partner or its affiliates. To date, the General Partner has granted fully vested shares of Common Stock, Restricted Shares, Restricted Stock Units and Deferred Stock Units, as defined below, under the Equity Plan. Restricted Shares provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. In accordance with U.S. GAAP, Restricted Shares are considered issued and outstanding. For each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting of Restricted Stock Units, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.
The General Partner authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of June 30, 2015, the General Partner had cumulatively awarded under its Equity Plan approximately 4.3 million Restricted Shares, net of the forfeiture of 3.4 million Restricted Shares through that date, 2.2 million Restricted Stock Units, net of the forfeiture of 0.1 million Restricted Stock Units through that date, and 0.1 million Deferred Stock Units, as defined below, collectively representing approximately 6.6 million shares of Common Stock. Accordingly, as of such date, approximately 86.3 million additional shares were available for future issuance. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units to the General Partner when the General Partner awarded shares under the Equity Plan.
During the three and six months ended June 30, 2015, the General Partner awarded 5,634 common shares. The fair value of the awards was determined using the closing stock price on the grant date and expensed in full on the grant date. The Company recorded $0.1 million of compensation expense related to the awards for the three and six months ended June 30, 2015, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Restricted Shares
The Company has issued Restricted Shares to certain employees and non-executive directors beginning in 2011 through June 30, 2015. In addition, the Company issued Restricted Shares to employees of affiliates of the Former Manager prior to 2015. The fair value of the Restricted Shares granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of Restricted Shares granted to non-executive directors and employees of affiliates of the Former Manager under the Equity Plan is measured based upon the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable and is expensed in full at the date of grant. During the three and six months ended June 30, 2015, the Company recorded $1.3 million and $2.1 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Restricted Shares during the six months ended June 30, 2015.

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2014	2,684,062	$13.84
Granted	4,010	9.76
Vested	(598,896)	13.84
Forfeited	(337,815)	13.76
Unvested shares, June 30, 2015	1,751,361	$13.85
Time-Based Restricted Stock Units
During the three and six months ended June 30, 2015, the General Partner awarded Restricted Stock Units to certain employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three and six months ended June 30, 2015, the Company recorded $0.5 million of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Deferred Stock Units
During the three months ended June 30, 2015, the General Partner awarded Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting and will be settled with Common Stock on the earlier of the date at which the respective director separates from the Company or the third anniversary of the grant date. The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed in full on the grant date. During the three and six months ended June 30, 2015, the Company recorded $0.7 million of expense related to the Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the six months ended June 30, 2015.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	642,808	9.68	72,080	9.02
Vested	—	—	(72,080)	9.02
Forfeited	(22,189)	9.76	—	—
Unvested units, June 30, 2015	620,619	$9.68	—	$—

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Market-Based Restricted Stock Units
During the three months ended June 30, 2015, the General Partner awarded Restricted Stock Units to certain employees under the Equity Plan that are contingent upon the General Partner’s common stock reaching a certain market price (the “Market-Based Restricted Stock Units”). The Market-Based Restricted Stock Units will vest on December 31, 2015 if the employee is still employed as of such date and if the closing price of the General Partner’s common stock exceeds $10 for 20 consecutive trading days (the “Market Condition”) prior to December 31, 2015. If the Market Condition is achieved subsequent to December 31, 2015 but prior to December 31, 2017, the Market-Based Restricted Stock Units will vest on the date the Market Condition is satisfied, provided the recipient has maintained his/her continuous employment for the required period. If the Market Condition is not satisfied by December 31, 2017, the Market-Based Restricted Stock Units will become null and void. The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date is determined using a Monte Carlo simulation, which takes into account multiple input variables that determine the probability of satisfying the Market Condition. The method requires the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense relating to the awards that are expected to vest upon achieving the Market Condition is recognized on a straight-line basis over the derived service period regardless of whether the Market Condition is satisfied, provided that the requisite service has been achieved. The amount of periodic expense recognized is based upon the estimated forfeiture rate, which is updated according to the Company’s actual forfeiture rate. During the three and six months ended June 30, 2015, the Company recorded $2.1 million of expense related to the Market-Based Restricted Stock Units which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Long-Term Incentive Awards
During the three months ended June 30, 2015, the General Partner awarded long-term incentive-based Restricted Stock Units (the “LTI Target Awards”) to certain employees under the Equity Plan. Vesting of the LTI Target Awards is based upon the General Partner’s level of achievement of total stockholder return (“TSR”), including both share price appreciation and common stock dividends, as measured equally against a market index and against a peer group for the period from April 1, 2015 through December 31, 2017 (“LTI Performance Period”).
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the Index constituents’ and the Peer Group. Compensation expense relating to awards that are expected to vest based upon the General Partner’s expected TSR is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service has been achieved. The amount of periodic expense recognized is based upon the estimated forfeiture rate, which is updated according to the General Partner’s actual forfeiture. During the three and six months ended June 30, 2015, the Company recorded $0.7 million of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the unvested Market-Based Restricted Stock Units and the LTI Target Awards during the six months ended June 30, 2015.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	922,686	8.57	759,241	11.65
Forfeited	(46,313)	8.58	(44,375)	11.77
Unvested units, June 30, 2015	876,373	$8.57	714,866	$11.64
Director Stock Plan
The General Partner has adopted the Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of Restricted Shares of common stock to each of the General Partner’s non-executive directors. Awards of Restricted Shares will vest in accordance with the award agreements, which generally provide for ratable vesting over a five-year period following the date of grant. The awards of Restricted Shares provide for “distribution equivalents” with respect to the Restricted Shares, whether or not vested, at the same time and in the same amounts as distributions are paid to the stockholders. As of June 30, 2015, a total of 99,000 shares of common stock was reserved for issuance under the Director Stock Plan. As of June 30, 2015, the General

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Partner had awarded 45,000 shares under the Director Stock Plan, with 54,000 shares available for future issuance. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units to the General Partner when the General Partner awarded Restricted Shares under the Director Stock Plan. There was no activity within the Director Stock Plan during the six months ended June 30, 2015.
The fair value of these Restricted Shares, as well as the corresponding General Partner OP Units issued by the Operating Partnership, under the Director Stock Plan is determined based upon the closing stock price on the grant date.
Multi-Year Outperformance Plans
Upon consummation of the merger with ARCT III, the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Former Manager, whereby the Former Manager was able to earn compensation upon the attainment of stockholder value creation targets.
Under the OPP, the Former Manager was granted long-term incentive plan units of the OP (“LTIP Units”), which could be earned or forfeited based on the General Partner’s total return to stockholders, as defined by the OPP, for the three-year period that commenced on December 11, 2012.
Pursuant to previous authorization of the General Partner’s board of directors, as a result of the termination of the Management Agreement, all of the approximately 8.2 million LTIP Units were deemed vested and convertible into OP Units upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date.
On October 3, 2013, the General Partner’s board of directors approved a multi-year outperformance plan (the “2014 OPP”), which became effective upon the General Partner’s transition to self-management on January 8, 2014. Under the 2014 OPP, individual agreements were entered into between the General Partner and the participants selected by the General Partner’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the 2014 OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the 2014 OPP and the OPP Agreements, the Participants were eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that is funded up to a maximum award opportunity of approximately 5% of the General Partner’s equity market capitalization at the time of the approval of the 2014 OPP which, following the Audit Committee’s and new management’s review, was determined to be $120.0 million, not the $218.1 million pool which had been used originally to calculate and report the OPP awards issued to the Participants.
During the three months ended December 31, 2014, all of the Participants of the 2014 OPP departed from the Company and forfeited all of their interests in the 2014 OPP. As such, all equity-based compensation expense related to the 2014 OPP was reversed in the three months ended December 31, 2014 and no expense was recorded during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company recorded $1.6 million of equity-based compensation expense relating to the 2014 OPP, which is included in general and administrative expense in the accompanying statements of operations.
The Compensation Committee of the General Partner’s board of directors (the “Compensation Committee”) elected to terminate the 2014 OPP on April 23, 2015, which had zero LTIP Units outstanding following the fourth quarter 2014 departures of the Participants. During the first quarter of 2015, the Compensation Committee, with input from its independent compensation consultant, elected to adopt the Long-Term Incentive Award structure described above.
Note 17 – Related Party Transactions and Arrangements
Prior to January 8, 2014, the Former Manager managed the Company’s affairs on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management services performed by employees of the Company. In August 2013, the Company’s board of directors determined that it was in the best interest of the Company and its stockholders to become self-managed, and the Company transitioned to self-management on January 8, 2014. In connection with becoming self-managed, the General Partner terminated the management agreement with the Former Manager and the General Partner and the OP entered into employment and incentive compensation arrangements with certain former executives.
The Company, ARCT III and ARCT IV have incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), AR Capital, LLC (“ARC”), ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III, LLC (the “ARCT III Advisor”), American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). As a result of the resignations of certain officers and directors in December

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

2014, the Former Manager and its affiliates are no longer affiliated with the Company. During the three and six months ended June 30, 2015, there were no material transactions with the Former Manager or any of the Former Manager’s affiliates.
The Audit Committee Investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. As of December 31, 2014, the Company had recovered consideration valued at $8.5 million in respect of such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. The Company believes it has potential claims against recipients of certain OP Units and is engaged in discussions with affiliates of the Former Manager regarding pending redemption requests. Prior to any resolution, the Company does not currently intend to satisfy any of the redemption requests. Please refer to Note 15 – Equity for further discussion. As of June 30, 2015, no asset has been recognized in the accompanying consolidated financial statements related to any potential recovery.
The following table summarizes the related party fees and expenses incurred by the Company and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expenses and capitalized costs:
Offering related costs	$—	$2,000	$—	$2,150
Acquisition related expenses	—	113	—	1,652
Merger and other non-routine transaction related costs	—	40	—	137,778
Management fees to affiliates	—	—	—	13,888
General and administrative expenses	—	437	—	16,029
Indirect affiliate expenses	—	3,997	—	4,495
Total expenses and capitalized costs	$—	$6,587	$—	$175,992
The following sections below further expand on the summarized related party transactions listed above.
Offering Related Costs
The Company and ARCT IV recorded commissions, fees and offering cost reimbursements for services provided to the Company and ARCT IV, as applicable, by affiliates of the Former Manager.
During the three and six months ended June 30, 2014, the Company incurred $2.0 million and $2.2 million, respectively, in commissions and fees paid to RCS in connection with the ARCT IV IPO, of which RCS served as the dealer manager. In addition, the Company reimbursed RCS for services relating to the Company’s ATM equity program during 2014. No such fees were incurred during the three and six months ended June 30, 2015. Offering related costs are included in offering costs in the accompanying consolidated statements of changes in equity.
Acquisition Related Expenses
During the six months ended June 30, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to its acquisition of certain properties from Fortress Investment Group LLC and $0.6 million (equal to 0.25% of the contract purchase price) to RCS related to its acquisition of certain properties from Inland American Real Estate Trust, Inc. (“Inland”). During the three months ended June 30, 2014, the Company paid a fee of $0.1 million to RCS related to its acquisition of certain properties from Inland. No such fees were paid to RCS during the six months ended June 30, 2015 in connection with these transactions.
Merger and Other Non-routine Transactions
The Company and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below.
Unless otherwise indicated, all of the merger and other non-routine fees and reimbursements discussed below were incurred and recognized during the three and six months ended June 30, 2014.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

The tables below shows fees and expenses attributable to each merger and other non-routine transactions during the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	ARCT IV Merger	Internalization and Other	Cole Merger	Multi-tenant Spin Off	Total
Other non-routine transaction related costs:
Personnel costs and other reimbursements	$—	$—	$40	$—	$40

	Six Months Ended June 30, 2014
	ARCT IV Merger	Internalization and Other	Cole Merger	Multi-tenant Spin Off	Total
Merger related costs:
Strategic advisory services	$8,400	$—	$17,115	$1,750	$27,265
Personnel costs and other reimbursements	—	—	72	—	72
Other non-routine transaction related costs:
Subordinated distribution fees	78,244	—	—	—	78,244
Furniture, fixtures and equipment	5,800	10,000	—	—	15,800
Other fees and expenses	—	—	2,900	—	2,900
Personnel costs and other reimbursements	417	—	1,728	—	2,145
Post-transaction support services	1,352	10,000	—	—	11,352
Total Merger and Other Non-Routine Transaction Related Costs	$94,213	$20,000	$21,815	$1,750	$137,778
Merger Related Costs
ARCT IV Merger
Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. These commissions were included in merger and other non-routine transactions in the accompanying consolidated statements of operations for the six months ended June 30, 2014. No fees were incurred under this agreement during the three months ended June 30, 2014.
Cole Merger
The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company incurred and recognized $14.2 million in expense from this agreement during the six months ended June 30, 2014. No fees relating to this agreement were incurred during the three months ended June 30, 2014.
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
Multi-tenant Spin-off
The Company entered into an agreement with RCS, under which RCS agreed to provide strategic and financial advisory services to the Company in connection with a spin-off of the Company’s multi-tenant shopping center business. During the six months ended June 30, 2014, the Company incurred $1.8 million of such fees, which are included in merger and other non-routine transactions in the accompanying consolidated statement of operations. No such fees were incurred under this transaction during three months ended June 30, 2014.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

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
Furniture, Fixtures and Equipment and Other Assets
The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, the Sellers sold the OP certain furniture, fixtures and equipment and other assets (“FF&E”) used by the Sellers in connection with managing the property-level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million to purchase the FF&E and other assets during the six months ended June 30, 2014. No such costs were incurred during the three months ended June 30, 2014. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company expensed the amount originally capitalized and recognized the expense in merger and other non-routine transactions during the fourth quarter of 2014.
Other Fees and Expenses
In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the six months ended June 30, 2014. No such payments were made during the three months ended June 30, 2014.
Personnel Costs and Other Reimbursements
The Company and ARCT IV incurred expenses of and paid $2.1 million to RCS Advisory and ANST for personnel costs and reimbursements in connection with non-recurring transactions during the six months ended June 30, 2014. No such expenses were incurred during the three months ended June 30, 2014.
Post-Transaction Support Services
In connection with its entry into the merger agreement with ARCT IV, ARCT IV agreed to pay additional asset management fees, which totaled $1.4 million net of credits received from affiliates during the six months ended June 30, 2014. No such fees were incurred during the three months ended June 30, 2014.
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
Management Fees to Affiliates
The Company and ARCT IV recorded fees and reimbursements for services provided by the Former Manager and its affiliates related to the operations of the Company and ARCT IV.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Asset Management Fees
ARCT IV
In connection with the asset management services provided by the ARCT IV Advisor, ARCT IV issued (subject to periodic approval by ARCT IV’s board of directors) to the ARCT IV Advisor performance-based restricted partnership units of the ARCT IV OP designated as “ARCT IV Class B Units,” which were intended to be profit interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT IV OP’s assets plus all distributions equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company’s independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the ARCT IV Advisor was still providing advisory services to ARCT IV.
The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV OP agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the six months ended June 30, 2014. No such expense was recognized during the three months ended June 30, 2014 or during the six months ended June 30, 2015.
General and Administrative Expenses
The Company and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company and ARCT IV during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative expenses:
Advisory fees and reimbursements	$—	$437	$—	$1,955
Equity awards	—	—	—	14,074
Total	$—	$437	$—	$16,029
Advisory Fees and Reimbursements
The Company and ARCT IV agreed to pay certain fees and reimbursements during the three and six months ended June 30, 2014, to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the three and six months ended June 30, 2014 these expenses totaled $0.4 million and $2.0 million, respectively. No such fees were agreed upon or incurred during the three and six months ended June 30, 2015.
Equity Awards
Upon consummation of the merger with ARCT III, the Company entered into the OPP with the Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets. During the six months ended June 30, 2014, $1.6 million was recorded to general and administrative as equity-based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014. No expenses were incurred during the three months ended June 30, 2014 or during the six months ended June 30, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

During the six months ended June 30, 2014, the Company granted 796,075 restricted share awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who are affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million for the six months ended June 30, 2014 was recorded in general and administrative expenses in the accompanying consolidated statements of operations. No grants were made to employees of affiliates of the Former Manager during the three months ended June 30, 2014 or during the six months ended June 30, 2015.
Indirect Affiliate Expenses
The Company incurred fees and expenses payable to affiliates of the Former Manager or payable to a third party on behalf of affiliates of the Former Manager for amenities related to certain buildings, as explained below. These expenses are depicted in the table below for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Indirect affiliate expenses:
Audrain building	$—	$3,517	$—	$3,922
ANST office build-out	—	335	—	335
New York (405 Park Ave.) office	—	116	—	187
Dresher, PA office	—	17	—	36
North Carolina office	—	12	—	15
Total	$—	$3,997	$—	$4,495
Audrain Building
During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, the Former Manager and affiliates of the Former Manager. An affiliate of the Former Manager requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to ARC Advisory or be paid directly to the contractors and vendors. During the three and six months ended June 30, 2014, the Company incurred $3.5 million and $3.9 million, respectively, for tenant improvements and furniture and fixtures relating to the renovation directly to the third parties. During the six months ended June 30, 2015, the Company incurred no such expenses.
In addition, on October 4, 2013, the Company entered into a lease agreement with the subsidiary of ARC Real Estate for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During each of the three and six months ended June 30, 2014, the Company incurred and paid $0.1 million, respectively, for base rent, which was partially offset by $9,000 and $17,000, respectively, of rental revenue received from the subtenants.
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
ANST Office Build-out
During the six months ended June 30, 2014, as a result of the Cole Merger, the Company worked to develop a partnership with ANST. Plans were made to move ANST to part of the Cole Capital office building in 2014. In order to accommodate the ANST employees, the Cole Capital office building was remodeled. During the six months ended June 30, 2014, the Company paid $0.3 million directly to third parties for leasehold improvements and furniture and fixtures relating to the renovation.
ANST never moved into the building. The Company is considering its options with regard to recovery of such payments, although no decisions have been made at this time. No asset has been recognized in the financial statements related to any potential recovery.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Shared Office Space
During the three and six months ended June 30, 2014, the Company paid $0.1 million and $0.2 million, respectively, to an affiliate of the Former Manager for rent related to offices in New York, Pennsylvania, and North Carolina where certain of the Company’s employees shared office space with an affiliate of the Former Manager. The Company did not make rent or leasehold improvement payments to an affiliate of the Former Manager relating to these offices during the six months ended June 30, 2015 and the Company no longer occupies the office space.
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
Investment from the ARCT IV Special Limited Partner
In connection with the ARCT IV Merger, the ARCT IV Special Limited Partner invested $0.8 million in the ARCT IV OP and was subsequently issued 79,870 OP Units in respect thereof upon the closing of the ARCT IV Merger after giving effect to the ARCT IV’s exchange ratio of 2.3961 of ARCT IV OP Units. This investment is included in non-controlling interests in the accompanying consolidated balance sheets.
Investment in an Affiliate of the Former Manager
The Company held an investment of $1.7 million in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs as of June 30, 2014. As of June 30, 2015, the Company sold substantially all of such investment and retained a remaining investment value less than $0.1 million.
Cole Capital
Cole Capital is contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. In addition, the Company distributes the shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. The Company receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
The following table summarizes the related party Cole Capital revenues earned by the Company by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cole Capital revenues:
Cole Capital offering related revenue	$5,516	$9,969	$8,633	$52,422
Cole Capital operating revenue	21,013	27,253	45,390	39,057
Total Cole Capital revenues	$26,529	$37,222	$54,023	$91,479

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Cole Capital Offering Related Revenue
The Company generally received a selling commission of up to 7.0% of gross offering proceeds related to the sale of shares of CCPT IV, CCIT II and CCPT V common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers (CCPT IV’s offering closed April 4, 2014). The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, the Company generally received 2.0% of gross offering proceeds in the primary offerings, before reallowance to participating broker-dealers, as a dealer manager fee in connection with the sale of CCPT IV, CCIT II and CCPT V shares of common stock. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares issued under the respective Managed REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.
In connection with the sale of INAV shares of common stock, the Company receives an annual asset-based dealer manager fee of 0.55% of the net asset value (“NAV”) for Wrap Class Shares (“W Shares”) and Advisor Class Shares (“A Shares”) and 0.25% of the NAV for Institutional Class Shares (“I Shares”). The Company, in its sole discretion, may reallow a portion of its dealer manager fee received on W Shares, A Shares and I Shares to participating broker-dealers. The Company also receives an annual asset-based distribution fee of 0.50% of the NAV for A Shares. The Company, in its sole discretion, may reallow a portion of the distribution fee to participating broker-dealers. In addition, the Company receives a selling commission on A Shares issued in the primary offering of up to 3.75% of the offering price per share for A Shares. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. No selling commissions are paid to the Company or other broker-dealers with respect to W Shares or I Shares or on shares of any class of INAV common stock issued pursuant to INAV’s distribution reinvestment plan.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits in accordance with their respective advisory agreements and charters. The organization and offering expenses incurred by the Company that are subject to reimbursement include costs paid to affiliates. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in dealer manager and distribution fees, selling commissions and offering reimbursements in the financial results for Cole Capital in Note 3 – Segment Reporting. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected based on future expected offering proceeds are recorded as program development costs. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserves for any balances considered not collectible. As of June 30, 2015 and December 31, 2014, the Company had organization and offering costs of $19.0 million and $12.9 million, respectively, which were net of reserves of $18.1 million and $13.1 million, respectively. Such amounts had been paid on behalf of the Managed REITs in excess of the applicable limits and are expected to be reimbursed by the Managed REITs as they raise additional proceeds from the respective offering, subject to certain limitations. Additional reserves may be recorded in subsequent periods if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions used at June 30, 2015. The program development costs are included in deferred costs and other assets, net in the accompanying consolidated unaudited balance sheets.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

The tables below reflect financial data for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period from the date the Cole Merger was consummated, February 7, 2014, (the “Cole Acquisition Date”) to June 30, 2014 (in thousands):

	For the Three Months Ended June 30, 2015
	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$678	$2,535	$30	$3,243
Selling commissions reallowance expense	$(678)	$(2,535)	$(30)	$(3,243)
Dealer manager and distribution fee revenue	$207	$759	$202	$1,168
Dealer manager and distribution fees reallowance expense	$(84)	$(336)	$(47)	$(467)
Other expense reimbursement revenue	$225	$800	$80	$1,105

	For the Six Months Ended June 30, 2015
	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$1,214	$3,761	$43	$5,018
Selling commissions reallowance expense	$(1,214)	$(3,761)	$(43)	$(5,018)
Dealer manager and distribution fee revenue	$374	$1,118	$392	$1,884
Dealer manager and distribution fees reallowance expense	$(145)	$(487)	$(91)	$(723)
Other expense reimbursement revenue	$421	$1,195	$115	$1,731

	For the Three Months Ended June 30, 2014
	CCPT IV (1)	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$(12)	$1,347	$4,579	$195	$6,109
Selling commissions reallowance expense	$12	$(1,347)	$(4,579)	$(195)	$(6,109)
Dealer manager and distribution fee revenue	$(2)	$416	$1,372	$123	$1,909
Dealer manager and distribution fees reallowance expense	$(107)	$(178)	$(668)	$(6)	$(959)
Other expense reimbursement revenue	$(18)	$415	$1,372	$182	$1,951
_______________________________________________
(1) Negative revenue balances are due to net cancellations during the quarter of shares sold prior to the fund closing on April 4, 2014.

	Period from the Cole Acquisition Date to June 30, 2014
	CCPT IV	CCPT V	CCIT II	INAV	Total
Offering:
Selling commission revenue	$29,113	$1,347	$4,950	$216	$35,626
Selling commissions reallowance expense	$(29,113)	$(1,347)	$(4,950)	$(216)	$(35,626)
Dealer manager and distribution fee revenue	$8,771	$416	$1,486	$188	$10,861
Dealer manager and distribution fees reallowance expense	$(4,971)	$(178)	$(721)	$(8)	$(5,878)
Other expense reimbursement revenue	$3,749	$465	$1,486	$235	$5,935

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Cole Capital Operating Revenue
The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT. The Company earned disposition fees of $4.4 million, on behalf of CCIT when it merged with Select Income REIT. Acquisition and disposition fees and reimbursements, as applicable, are included in transaction service fees in the financial results for Cole Capital in Note 3 – Segment Reporting.
The Company earns advisory and asset and property management fees from certain Managed REITs and other affiliates. In addition, the Company may be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In connection with services provided by the Company related to the origination or refinancing of any debt financing obtained by certain Managed REITs that is used to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company is reimbursed for financing expenses incurred, subject to certain limitations. Advisory fees, asset management fees and reimbursements of expenses are included in management fees and reimbursements in the financial results for Cole Capital in Note 3 – Segment Reporting.
The Company recorded fees and expense reimbursements as shown in the tables below for services provided primarily to the Managed REITs and the CCIT disposition fees (as described above). The tables below reflect financial data for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and the period from the Cole Acquisition Date to June 30, 2014 (in thousands):

	For the Three Months Ended June 30, 2015
	CCPT IV	CCPT V	CCIT (1)	CCIT II	INAV	Other	Total
Operations:
Acquisition and disposition fee revenue	$3,814	$368	$—	$10	$—	$2,224	$6,416
Acquisition expense reimbursements	$281	$168	$(6)	$99	$78	$—	$620
Asset management fee revenue	$—	$—	$—	$—	$—	$188	$188
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$183	$183
Operating expense reimbursement revenue	$1,958	$554	$(14)	$605	$—	$—	$3,103
Advisory and performance fee revenue	$7,764	$820	$—	$1,210	$709	$—	$10,503
(1) Negative reimbursement balances are due to adjustments, subsequent to the fund closing on April 4, 2014, which are related to CCIT’s allocation of the 2014 discretionary bonus.

	For the Six Months Ended June 30, 2015
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other	Total
Operations:
Acquisition and disposition fee revenue	$7,307	$1,363	$4,350	$10	$—	$3,075	$16,105
Acquisition expense reimbursements	$522	$408	$15	$143	$103	$—	$1,191
Asset management fee revenue	$—	$—	$—	$—	$—	$414	$414
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$378	$378
Operating expense reimbursement revenue	$3,648	$798	$325	$850	$—	$—	$5,621
Advisory and performance fee revenue	$15,148	$1,577	$1,557	$2,406	$993	$—	$21,681

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

	For the Three Months Ended June 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other	Total
Operations:
Acquisition fee revenue	$6,787	$519	$3,232	$3,874	$—	$—	$14,412
Acquisition expense reimbursements	$378	$130	$61	$—	$135	$—	$704
Asset management fee revenue	$—	$—	$—	$—	$—	$253	$253
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$285	$285
Operating expense reimbursement revenue	$1,159	$37	$695	$79	$—	$—	$1,970
Advisory and performance fee revenue	$4,747	$8	$4,561	$115	$198	$—	$9,629

	Period from the Cole Acquisition Date to June 30, 2014
	CCPT IV	CCPT V	CCIT	CCIT II	INAV	Other	Total
Operations:
Acquisition fee revenue	$10,785	$585	$3,727	$3,874	$—	$—	$18,971
Acquisition expense reimbursements	$614	$147	$116	$—	$135	$—	$1,012
Asset management fee revenue	$—	$—	$—	$—	$—	$404	$404
Property management and leasing fee revenue	$—	$—	$—	$—	$—	$575	$575
Operating expense reimbursement revenue	$1,988	$37	$1,068	$80	$—	$—	$3,173
Advisory and performance fee revenue	$7,311	$8	$7,156	$141	$306	$—	$14,922
Investment in the Managed REITs
As of June 30, 2015, the Company owned aggregate equity investments of $3.7 million in the Managed REITs. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions. The Company records its proportionate share of net income from the Managed REITs within other income, net in the consolidated statements of operations. During the three and six months ended June 30, 2015, the Company recognized $134,000 and $90,000 of net income from the Managed REITs, respectively. During the three and six months ended June 30, 2014, the Company recognized $1.0 million and $1.8 million, respectively, of net loss from the Managed REITs.
The table below presents certain information related to the Company’s investments in the Managed REITs as of June 30, 2015 (carrying amount in thousands):

	June 30, 2015
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT IV	<0.01%	$126
CCPT V	1.50%	1,759
CCIT II	0.96%	1,672
INAV	0.17%	149
		$3,706
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, of $0.3 million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively, relates to amounts due to the Managed REITs.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Due from Affiliates
As of June 30, 2015 and December 31, 2014, $53.5 million and $86.1 million, respectively, was expected to be collected from affiliates, including balances from the Managed REITs’ lines of credit, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements. The Company had a balance of $3.5 million due from the Managed REITs as of June 30, 2015 for services provided by the Company which we expect to be reimbursed in accordance with the Managed REITs’ respective advisory and property management agreements. The balance is included in due from affiliates in the accompanying consolidated balance sheets.
As of June 30, 2015, the Company had revolving line of credit agreements in place with each of CCIT II, CCPT V and INAV (the “Affiliate Lines of Credit”) that provide for maximum borrowings of $60.0 million to each of CCIT II and CCPT V and $20.0 million to INAV. The Affiliate Lines of Credit bear interest at variable rates ranging from one-month LIBOR plus 2.20% to one-month LIBOR plus 2.45% and mature on dates ranging from December 2015 to March 2016. As of each of June 30, 2015 and December 31, 2014, there was $50.0 million outstanding on the Affiliate Lines of Credit. During the three and six months ended June 30, 2015, the Company recorded interest income of $0.3 million and $0.7 million, respectively, from the Affiliate Lines of Credit.
Note 18 – Net Loss Per Share/Unit
The General Partner’s unvested Restricted Shares contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with GAAP and, therefore, are included in the computation of earnings per share under the two-class method. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested Restricted Shares are not allocated losses as the awards do not have a contractual obligation to share in losses of the General Partner. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.
Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the three and six months ended June 30, 2015 and 2014 (dollar amounts in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to the Company	$(106,522)	$(54,720)	$(136,492)	$(346,164)
Less: dividends to preferred shares and participating securities	17,973	23,291	35,951	46,723
Net loss attributable to common stockholders	$(124,495)	$(78,011)	$(172,443)	$(392,887)

Weighted average number of common shares outstanding - basic and diluted	903,339,143	815,406,408	903,168,654	682,178,587

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.14)	$(0.10)	$(0.19)	$(0.58)
As of June 30, 2015, approximately 23.8 million OP Units outstanding, which are convertible into an equal number of shares of Common Stock, and approximately 4.0 million of unvested Restricted Shares and unvested Restricted Stock Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit computation for the OP for the three and six months ended June 30, 2015 and 2014 (dollar amounts in thousands, except for unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to the Operating Partnership	$(109,322)	$(56,870)	$(140,195)	$(362,518)
Less: dividends to preferred units and participating securities	17,973	23,291	35,951	46,723
Net loss attributable to common unitholders	$(127,295)	$(80,161)	$(176,146)	$(409,241)

Weighted average number of common units outstanding - basic and diluted	927,102,940	840,184,663	926,932,451	707,060,440

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.14)	$(0.10)	$(0.19)	$(0.58)
As of June 30, 2015, approximately 4.0 million shares of unvested restricted units were excluded from the calculation of diluted net loss per unit as the effect would have been antidilutive.
Note 19 – Property Dispositions
During the six months ended June 30, 2015, the Company disposed of 11 single-tenant properties, three multi-tenant properties, and one property owned by a consolidated joint venture for an aggregate gross sales price of $352.3 million, excluding disposition costs and purchase price adjustments of $3.3 million. During the six months ended June 30, 2015, the Company also had one property that had been foreclosed upon with a net book value of $38.2 million at the time of foreclosure. During the six months ended June 30, 2014, the Company disposed of 24 single-tenant properties, and one multi-tenant property for an aggregate gross sales price of $96.4 million. The Company has no continuing involvement with these properties. The dispositions did not represent a change in strategic direction for the Company and will not have a significant effect on the operations or financial results of the Company. As such, the operating results of the dispositions are not classified as discontinued operations for any periods presented. Please see Note 21 – Subsequent Events for dispositions subsequent to June 30, 2015.
As of December 31, 2014, there were two properties classified as held for sale (the “2014 Held for Sale Properties”), both of which were sold during the six months ended June 30, 2015. As of June 30, 2015, there were two properties (the “2015 Held for Sale Properties”) classified as held for sale. The 2015 Held for Sale Properties are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. To reflect the 2015 Held for Sale Properties’ fair values less cost to sell, the Company recorded a loss of $23.2 million, which includes $17.8 million of goodwill allocated in the cost basis of such properties, for each of the three and six months ended June 30, 2015. The loss on properties held for sale is included in loss on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
The following table presents the major classes of assets and liabilities of the 2015 Held for Sale Properties as of June 30, 2015 and the 2014 Held for Sale Properties as of December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Assets Held for Sale
Investment in real estate assets, net	$242,701	$1,261

Mortgage Notes Payable Associated with Assets Held for Sale
Mortgage notes payable, net	$118,493	$—

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Note 20 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS structure, recognized a benefit of $1.9 million and $1.6 million for the three and six months ended June 30, 2015, which is included in (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations. A benefit of $7.5 million and $13.7 million was recognized for the three and six months ended June 30, 2014. The difference in the provision or benefit reflected in the accompanying consolidated statements of operations as compared to the provision or benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.
The REI segment recognized a provision for the three and six months ended June 30, 2015 of $3.1 million and $5.0 million, respectively, and a provision for the three and six months ended June 30, 2014 of $2.8 million and $3.9 million, respectively, which are included in (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the six months ended June 30, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various Canadian jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2010.
Note 21 – Subsequent Events
The following events occurred subsequent to June 30, 2015:
Changes in Corporate Governance Practices
The Board adopted the following changes to the General Partner’s corporate governance practices.
Amendment to Articles of Amendment and Restatement - Opt-Out from Maryland Unsolicited Takeover Act Provision
The Board, as permitted under Section 3-802(c) of the Maryland General Corporation Law (the “MGCL”), adopted an amendment (the “Articles Supplementary”) to the General Partner’s Articles of Amendment and Restatement pursuant to which the General Partner has opted out of the provisions of Section 3-803 of the MGCL (Subtitle 8, Title 3 of the MGCL is commonly referred as the Maryland Unsolicited Takeover Act or “MUTA”), which would otherwise allow the Board to unilaterally divide itself into staggered classes. The Articles Supplementary became effective upon filing with the State Department of Assessments and Taxation of Maryland on August 5, 2015. The opt-out is irrevocable unless approved by an affirmative vote of at least a majority of the votes cast on the matter by stockholders which are entitled to vote generally in the election of directors.
A copy of the Articles Supplementary is attached to this Quarterly Report on Form 10-Q as Exhibit 3.10.
Bylaws Amendment - Adoption of a Majority Voting Standard and Proxy Access Bylaw and Additional Opt-outs from Permitted Takeover Defenses
The Board, as permitted under the MGCL and pursuant to the General Partner’s bylaws (the “Bylaws”), adopted amendments to the Bylaws (the “Bylaws Amendment”) effective August 5, 2015 (except for the proxy access bylaw, as described below), which address the following:

(i)
amendment to adopt a majority voting standard for directors in uncontested elections - the plurality voting standard, which was previously applicable to all elections of directors, will remain applicable in contested elections (where a stockholder nomination of a director has been properly made and not revoked);

(ii)
amendment to effectuate permanent opt-outs from the provisions of each of the Control Share Acquisition Act (contained in Title 3, Subtitle 7 of the MGCL) and Business Combinations Act (contained in Title 3, Subtitle 7 of the MGCL), both of which opt-outs may not be revoked without the affirmative vote of a majority of the votes cast on the applicable matter by the General Partner’s stockholders; and

(iii)
effective as of January 1, 2016, an amendment to adopt proxy access provisions requiring the General Partner to include in its annual proxy statement nominees for election of up to 25% of the Board that have been nominated by

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

stockholders. To be eligible to nominate directors for election, a stockholder or limited group of stockholders must have owned 3% or more of the General Partner’s common stock for at least three years as of the applicable nomination deadline.
The foregoing description of the Bylaws Amendment is qualified in its entirety by reference to the full text of the Bylaws Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.15.
Director Resignation Policy
In connection with the General Partner’s adoption of a majority voting standard for uncontested elections as described above, the Board concurrently adopted a director resignation policy, effective August 5, 2015, whereby an incumbent director who does not receive the requisite majority of votes in an uncontested election must tender his or her resignation to the Board for consideration. Such resignation may specify that it will only be effective upon its acceptance by the Board within 90 days following certification of the stockholder vote. The Board expects that a director whose resignation is under consideration shall abstain from participating in any decision regarding his or her resignation. If the resignation is not accepted, the director will continue to serve until the next annual meeting and until the director’s successor is duly elected and qualified or until the director’s earlier resignation or removal. The Nominating and Corporate Governance Committee and the Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation.
Stockholder Rights Plan Policy
The Board adopted a stockholder rights plan policy, effective August 5, 2015, whereby the Board has agreed that it will not adopt a stockholder rights plan (a “poison pill”) unless stockholders approve such rights plan in advance or alternatively, if the Board does adopt a rights plan, the General Partner will submit the rights plan to stockholders for ratification within 12 months of adoption and, if such ratification is not secured within 12 months from adoption, the rights plan will automatically terminate.
Credit Agreement Amendment
On July 31, 2015, the General Partner and the OP entered into the Second Amendment (as defined in Note 10 – Debt). Pursuant to the Second Amendment, the maximum capacity under the Credit Facility was reduced from $3.6 billion to $3.3 billion, which included a reduction in the size of the $2.45 billion revolving credit facility to $2.3 billion and the elimination of the $150.0 million multicurrency revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility was reduced from $50.0 million to $25.0 million.
In respect of financial covenants, the Second Amendment reduced the Company’s minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion. For the purposes of determining Unencumbered Asset Value, the Company is permitted to include restaurant properties representing more than 30% of its Unencumbered Asset Value in such calculation such that: (i) from July 1, 2015 to June 29, 2016, up to 40% of the Unencumbered Asset Value may be comprised of restaurant properties; and (ii) from June 30, 2016 to December 30, 2016, up to 35% of the Unencumbered Asset Value may be comprised of restaurant properties. From December 31, 2016 on, the maximum percentage of Unencumbered Asset Value attributable to restaurant properties will be reduced back down to 30%. In connection with the Second Amendment, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse customary expenses of the arrangers.
The foregoing description of the Second Amendment is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.10.
Notable Real Estate Investment Activity
On July 10, 2015, the Company disposed of a portfolio of 68 CVS properties for an aggregate gross sales price of $318.2 million. The properties secured mortgage notes with an aggregate outstanding debt balance of $276.7 million, which were assumed by the buyer in the sale.
NYSE Listing; NASDAQ De-listing
On July 20, 2015, VEREIT, under its former name, provided written notice to the NASDAQ that it intended to voluntarily delist the Common Stock and the Series F Preferred Stock from the NASDAQ promptly following the close of trading on July 30, 2015. VEREIT obtained authorization for listing on the NYSE and, effective July 31, 2015, transferred the listing of its Common Stock and Series F Preferred Stock to the NYSE.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 (Unaudited) – (Continued)

Common Stock Dividends
On August 5, 2015, the General Partner’s board of directors authorized, and the General Partner declared, a dividend in respect of its Common Stock whereby $0.1375 per share (equaling an annualized dividend rate of $0.55 per share) will be paid on each of October 15, 2015 and January 15, 2016 to holders of record on each of September 30, 2015 and December 31, 2015, respectively.
Upcoming Changes to the General Partner’s Board of Directors
On August 4, 2015, Thomas A. Andruskevich and William G. Stanley notified the General Partner’s board of directors that they would not stand for re-election at the General Partner’s 2015 annual meeting of stockholders to be held on September 29, 2015. In connection therewith, the General Partner’s board of directors approved the accelerated vesting of 2,400 and 3,841 Restricted Shares (each representing 2014 annual equity retainers) held by Messrs. Andruskevich and Stanley, respectively, to be effective at such time as they cease being members of the General Partner’s board of directors (their “Departure Dates”). Further, the General Partner’s board of directors approved the accelerated vesting of 6,000 of the 32,000 Restricted Shares Mr. Stanley holds which were issued to him in connection with the completion of the General Partner’s transition to self-management on January 8, 2014 (the “Self-Management Award”). The 6,000 Restricted Shares represent nine months of service by Mr. Stanley from January 8, 2015 (the previous vesting date) to the Departure Date. In connection therewith, Mr. Stanley notified the General Partner’s board of directors that he would not ask its members to accelerate the vesting of the remaining 26,000 Restricted Shares comprising the Self-Management Award and, accordingly, agreed to forfeit such shares upon his Departure Date. Deferred Stock Units issued to each of Messrs. Andruskevich and Stanley in respect of their 2015 annual equity retainers will be fully settled in accordance with their terms upon the Departure Dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of VEREIT, Inc., f/k/a American Realty Capital Properties, Inc. and VEREIT Operating Partnership, L.P., f/k/a ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”) and the notes thereto. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with our consolidated subsidiaries, including the OP, which remained affiliates of the Former Manager prior to December 12, 2014, are no longer affiliated with the Former Manager. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I – Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.
Restatement
We previously restated our consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013, and the OP restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended June 30, 2014 and 2013 (collectively, the “Restatement”) to correct errors that were identified as a result of a previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Audit Committee Investigation”), as well as certain other errors that were identified by the Company’s new management. For a discussion of reconciliations of originally reported amounts to the corresponding prior fiscal period restated amounts, see our Quarterly Report on Form 10-Q/A for the fiscal period ended June 30, 2014 filed with the SEC on March 2, 2015. The following discussion and analysis of our financial condition and results of operations is based on the restated amounts.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions, and may be unable to dispose of properties on advantageous terms.

•	We are subject to risks associated with lease terminations, tenant defaults, bankruptcies and insolvencies and credit, geographic and industry concentrations with respect to tenants.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We may not be able to effectively manage or dispose of assets acquired in connection with certain mergers and portfolio acquisitions that do not fit within our target assets.

•	We encounter significant competition in the acquisition of properties and we may be unable to acquire properties on advantageous terms.

•	We may not be able to effectively integrate and manage our expanded portfolio and operations following certain mergers and portfolio acquisitions.

•	Our properties and other assets may be subject to impairment charges.

•	Our goodwill and intangible assets may be subject to impairment charges.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the loan documents governing our existing indebtedness.

•
Our access to capital and terms of future financings may be adversely affected by our credit rating downgrade and current loss of eligibility to register the offer and sale of our securities on Form S-3.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may be affected by risks associated with pending governmental investigations relating to the findings of the Audit Committee Investigation and related litigation.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and thus subject to regulation under the Investment Company Act.

•	We may not generate cash flows sufficient to pay our dividends to stockholders, and therefore may be forced to borrow at higher rates to fund our dividends.

•	We have material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and we may not be able to remediate such material weaknesses in a timely manner.

•
We may be unable to fully reestablish the financial network which previously supported Cole Capital and its Managed REITs and/or regain the prior level of transaction and capital raising volume of Cole Capital Corporation.

•	Our Cole Capital operations are subject to extensive governmental regulation.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q for current risk factors.
Overview
We are a self-managed Maryland corporation incorporated on December 2, 2010 that qualified as a REIT for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. On July 20, 2015, the General Partner, under its former name, provided written notice to the NASDAQ that it intended to voluntarily delist its Common Stock and its Series F Preferred Stock from the NASDAQ promptly following the close of trading on July 30, 2015. The General Partner obtained authorization for listing on the NYSE and, effective July 31, 2015, transferred the listing of the Common Stock and Series F Preferred Stock to the NYSE. The Common Stock and Series F Preferred Stock now trade under the trading symbols, “VER” and “VER PRF”, respectively.
We are a full-service real estate operating company with investment management capabilities that operates through two business segments, Real Estate Investment and our investment management business, Cole Capital, as further discussed in Note 3 – Segment Reporting, to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. Through the REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate assets subject to long-term net leases with high credit quality tenants. Cole Capital is contractually responsible for raising capital for and managing the affairs of the Managed REITs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services.
Substantially all of our REI segment is conducted through the OP. We are the sole general partner and holder of 97.4% of the common equity interests in the OP as of June 30, 2015, with the remaining 2.6% common equity interests owned by certain unaffiliated investors. Under the LPA, after holding OP Units for a period of one year, unless otherwise consented to by us, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through CCA, an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a TRS under the Internal Revenue Code.
As of June 30, 2015, we owned 4,645 properties consisting of 101.8 million square feet, which were 98.4% leased with a weighted-average remaining lease term of 11.5 years. In managing our portfolio, we are committed to diversification by industry, tenant and geography. As of June 30, 2015, rental revenues derived from investment grade tenants and tenants affiliated with investment grade entities as determined by a major rating agency approximated 47.4% (we have attributed the rating of each parent company to its wholly owned subsidiary for purposes of this disclosure).
We seek to lease space and/or acquire properties leased to creditworthy tenants that meet our underwriting and operating guidelines. Prior to entering into any transaction, our corporate credit analysis and underwriting professionals conduct a review of a tenant’s credit quality. In addition, we consistently monitor the credit quality of our portfolio by actively reviewing the creditworthiness of certain tenants, focusing primarily on those tenants representing the greatest concentration of our portfolio.

This review primarily includes an analysis of the tenant’s financial statements either quarterly, or as frequently as the lease permits. We also consider tenant credit quality when assessing our portfolio for strategic dispositions. When we assess tenant credit quality, we: (i) review relevant financial information, including financial ratios, net worth, revenue, cash flows, leverage and liquidity; (ii) evaluate the depth and experience of the tenant’s management team; and (iii) assess the strength/growth of the tenant’s industry. On an on-going basis, we evaluate the need for an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease. Among the factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. The credit risk of our portfolio is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
Results of Operations
We evaluate our operating results by our two business segments, REI and Cole Capital.
REI Segment
Our results of operations are influenced by the timing of acquisitions and dispositions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, excluding properties owned through unconsolidated joint ventures, as of June 30, 2015 and 2014.

	June 30,
	2015	2014
Number of commercial properties (1)	4,645	3,966
Approximate rentable square feet (in millions) (2)	101.8	106.8
Percentage of rentable square feet leased	98.4%	98.8%
____________________________________

(1)	Excludes properties owned through the unconsolidated joint ventures; includes certain properties owned through consolidated joint ventures.

(2)	Includes square feet of the buildings on land that are subject to ground leases.
As discussed below, we review our stabilized operating results on the basis of contract rental revenue (“Contract Rental Revenue”). Contract Rental Revenue includes minimum rent, percentage rent and other contingent consideration, and rental revenue from parking and storage space and excludes U.S. GAAP adjustments, such as straight-line rent and amortization of above market lease assets and below market lease liabilities. Contract Rental Revenue includes such revenues from properties subject to a direct financing lease. The Company believes that Contract Rental Revenue is a useful supplemental measure to investors and analysts for assessing the performance of the Company's REI segment, although it does not represent revenue that is computed in accordance with U.S. GAAP. Therefore, Contract Rental Revenue should not be considered as an alternative to revenue, as computed in accordance with U.S. GAAP, or as an indicator of the Company's financial performance. Contract Rental Revenue may not be comparable to similarly titled measures of other companies.

The following table shows the calculation of Contract Rental Revenue for the three and six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Rental income - as reported	$341,183	$314,519	$683,942	$558,934
Direct financing lease income - as reported	697	1,181	1,438	2,187
Adjustments:
Straight line rent	(23,997)	(17,413)	(43,104)	(24,933)
Amortization of below-market lease liabilities, net of amortization of above-market lease assets	1,064	2,103	2,071	2,491
Net direct financing lease adjustments	491	137	986	527
Other non-contract rental revenue	—	(488)	(17)	(799)
Contract Rental Revenue	$319,438	$300,039	$645,316	$538,407
Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
Rental Income
Rental income increased $26.7 million to $341.2 million for the three months ended June 30, 2015, compared to $314.5 million for the three months ended June 30, 2014. The increase was primarily due to our net acquisition of 679 properties subsequent to June 30, 2014.
We also review our stabilized operating results from properties that we refer to as “same store.” In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that we under development or redevelopment or had revenues that were reserved for in accordance with U.S. GAAP. As shown in the table below, Contract Rental Revenue on the 3,597 same store properties for the three months ended June 30, 2015 and 2014 increased $2.9 million, or 1.2%, to $248.6 million for the three months ended June 30, 2015, compared to $245.7 million for the three months ended June 30, 2014. The following table shows the Contract Rental Revenue contributions from properties owned for at least a portion of the three months ended June 30, 2015 or 2014 (dollar amounts in thousands):

		Three Months Ended June 30,		Increase/(Decrease)
Contract Rental Revenue Contributions	Number of Properties	2015	2014	$ Change	% Change
“Same store” properties	3,597	$248,558	$245,693	$2,865	1.2%
Owned properties not considered “same store”	1,048	69,745	10,474	59,271	565.9%
Disposed properties (1)	115	1,135	43,872	(42,737)	(97.4)%
Total		$319,438	$300,039	$19,399	6.5%
____________________________________
(1) Represents contractual rental revenue for properties owned during the presented period but disposed of prior to June 30, 2015.
Direct Financing Lease Income
Direct financing lease income of $0.7 million was recognized for the three months ended June 30, 2015, a decrease of $0.5 million from $1.2 million for the three months ended June 30, 2014. The decrease was primarily a result of owning 37 properties subject to direct financing leases as of June 30, 2015 compared to 47 properties subject to direct financing leases as of June 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements decreased by $3.9 million to $25.3 million for the three months ended June 30, 2015 compared to $29.3 million for the three months ended June 30, 2014. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. The decrease was driven primarily by the sale of our portfolio of multi-tenant properties, which generally have higher operating expenses, during the fourth quarter of 2014.

Acquisition Related Expenses
Acquisition related expenses decreased $5.6 million to $1.6 million for the three months ended June 30, 2015, compared to $7.2 million for the three months ended June 30, 2014. Acquisition costs primarily consist of dead deal, legal, deed transfer and other costs related to granular real estate purchase transactions. The decrease in acquisition costs was primarily due to a significant decrease in acquisition activity during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.
Merger and Other Non-routine Transaction Related Expenses
Merger and other non-routine transaction costs increased $10.9 million to $16.9 million for the three months ended June 30, 2015, compared to $6.0 million for the three months ended June 30, 2014. The increase primarily relates to costs incurred in relation to the Audit Committee Investigation that we began incurring in the fourth quarter of 2014 and related litigation and investigation matters. The costs associated with the Audit Committee Investigation primarily consist of legal and other professional fees and costs, including fees and costs incurred as a result of the Company’s indemnification obligations.
Property Operating Expenses
Property operating expenses decreased $6.7 million to $32.6 million for the three months ended June 30, 2015, compared to $39.3 million for the three months ended June 30, 2014. The decrease was primarily due to the sale of the our portfolio of multi-tenant properties, which generally have higher operating expenses, during the fourth quarter of 2014.
General and Administrative Expenses
General and administrative expenses increased $1.6 million to $16.8 million for the three months ended June 30, 2015, compared to $15.2 million for the three months ended June 30, 2014. The increase is primarily related to an increase in professional fees as well as an increase in corporate insurance.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $16.8 million to $209.1 million for the three months ended June 30, 2015, compared to $226.0 million for the three months ended June 30, 2014. The decrease in depreciation and amortization was driven by our disposal of our portfolio of multi-tenant properties during the fourth quarter of 2014.
Impairment of Real Estate
Impairments of real estate increased $83.8 million to $85.3 million for the three months ended June 30, 2015 compared to $1.6 million for the three months ended June 30, 2014. The increase is a result of the impairment of 188 properties during the three months ended June 30, 2015, compared to four properties during the three months ended June 30, 2014. The Company identified these properties, as part of its portfolio management strategy, that it was considering for potential sale, among other strategies. See Note 9 – Fair Value Measures to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion on the impairments.
Interest Expense, Net
Interest expense decreased $13.3 million to $90.6 million for the three months ended June 30, 2015, compared to $103.9 million during the three months ended June 30, 2014. The decrease is primarily a result of $1.1 billion of mortgage notes payable which were repaid prior to maturity or assumed by the buyer in a property disposition subsequent to March 31, 2014, resulting in a decrease in our average outstanding debt balance from $10.1 billion as of June 30, 2014 to $9.9 billion as of June 30, 2015.
Extinguishment of Debt, Net
A loss on extinguishment of debt of $6.5 million was recorded for the three months ended June 30, 2014. During the three months ended June 30, 2015 and 2014, an aggregate of $39.0 million and $132.8 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, we paid prepayment fees totaling $3.8 million for the three months ended June 30, 2014. No such fees were paid during the three months ended June 30, 2015.
Other Income, Net
Other income, net increased $0.6 million to $4.9 million for the three months ended June 30, 2015, compared to income of $4.3 million for the three months ended June 30, 2014. The increase is primarily a result of an increase in our equity in income from our unconsolidated joint ventures due to increased income within the joint venture partnerships, primarily the result of one joint venture partnership being awarded $0.9 million in a litigation claim.

Gain on Derivative Instruments, Net
Gain on derivative instruments for the three months ended June 30, 2015 was $0.3 million, compared to $14.2 million during the three months ended June 30, 2014. The decrease primarily relates to recording a gain of $15.2 million for the three months ended June 30, 2014 for the Series D embedded derivative, which was settled in conjunction with the redemption of the Series D Preferred Stock in the third quarter of 2014.
Loss on Disposition of Real Estate and Held For Sale Assets, Net
Loss on disposition of real estate and held for sale assets increased $23.4 million to $24.7 million for the three months ended June 30, 2015 compared to a loss of $1.3 million for the three months ended June 30, 2014. The increase is primarily a result of classifying two properties as held for sale as of June 30, 2015, resulting in a loss of $23.2 million being recorded to record the properties down to their fair value less cost to sell.
Provision for Income and Franchise Taxes
The provision for the three months ended June 30, 2015 was $3.1 million, an increase of $0.3 million from a provision of $2.8 million for the three months ended June 30, 2014, related to our increased revenues. The provision relates to state income and franchise taxes, as discussed within Note 20 – Income Taxes.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Rental Income
Rental income increased $125.0 million to $683.9 million for the six months ended June 30, 2015, compared to $558.9 million for the six months ended June 30, 2014. The increase was primarily due to our net acquisition of 679 properties subsequent to June 30, 2014.
We also review our stabilized operating results from properties that we refer to as “same store.” In determining the same store property pool, we include all properties that we owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment or had revenues that were reserved for in accordance with U.S. GAAP. As shown in the table below, Contract Rental Revenue on the 2,489 same store properties for the six months ended June 30, 2015 and 2014 increased $4.3 million, or 1.6%, to $266.1 million for the six months ended June 30, 2015, compared to $261.9 million for the six months ended June 30, 2014. The following table shows the Contract Rental Revenue contributions from properties owned for at least a portion of the six months ended June 30, 2015 or 2014 (dollar amounts in thousands):

		Six Months Ended June 30,		Increase/(Decrease)
Contract Rental Revenue Contributions	Number of Properties	2015	2014	$ Change	% Change
“Same store” properties	2,489	$266,107	$261,855	$4,252	1.6%
Owned properties not considered “same store”	2,156	373,976	204,468	169,508	82.9%
Disposed properties (1)	132	5,233	72,084	(66,851)	(92.7)%
Total Contract Rental Revenue		$645,316	$538,407	$106,909	19.9%
____________________________________
(1) Represents contractual rental revenue for properties owned during the presented period but disposed of prior to June 30, 2015.
Direct Financing Lease Income
Direct financing lease income of $1.4 million was recognized for the six months ended June 30, 2015, a decrease of $0.8 million from $2.2 million for the six months ended June 30, 2014. The decrease was primarily a result of owning 37 properties subject to direct financing leases as of June 30, 2015 compared to 47 properties subject to direct financing leases as of June 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements decreased by $2.4 million to $48.3 million for the six months ended June 30, 2015 compared to $50.7 million for the six months ended June 30, 2014. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. The decrease was driven primarily by the sale of our portfolio of multi-tenant properties, which generally have higher operating expenses, during the fourth quarter of 2014.

Acquisition Related Expenses
Acquisition related expenses decreased $17.3 million to $3.3 million for the six months ended June 30, 2015, compared to $20.6 million for the six months ended June 30, 2014. Acquisition costs primarily consist of dead deal costs, legal costs, deed transfer costs and other costs related to portfolio real estate purchase transactions as well as contingent consideration expenses. The decrease in acquisition costs was primarily due to a significant decrease in acquisition activity during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.
Merger and Other Non-routine Transaction Related Expenses
Merger and other non-routine transaction costs decreased $132.5 million to $33.3 million for the six months ended June 30, 2015, compared to $165.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, merger and other non-routine transaction expenses primarily relates to costs incurred in relation to the Audit Committee Investigation that we began incurring in the fourth quarter of 2014 and related litigation and investigation matters. The costs associated with the Audit Committee Investigation primarily consist of legal and other professional fees and costs, including fees and costs incurred as a result of the Company’s indemnification obligations.
For the six months ended June 30, 2014, $78.2 million was recorded as an incentive distribution fee to an affiliate of the Former Manager upon the consummation of the ARCT IV Merger. We issued 6.7 million Limited Partner OP Units to the affiliate of the Former Manager as compensation for this fee. The remaining expenses incurred during the six months ended June 30, 2014 were to complete the Cole Merger and the transition to self-management.
Property Operating Expenses
Property operating expenses decreased $5.4 million to $63.6 million for the six months ended June 30, 2015, compared to $69.0 million for the six months ended June 30, 2014. The decrease was primarily due to the sale of our portfolio of multi-tenant properties, which generally have higher operating expenses, during the fourth quarter of 2014.
Management Fees to Affiliates
There were no management fees to affiliates incurred during the six months ended June 30, 2015 as we completed our transition to self-management on January 8, 2014. During the six months ended June 30, 2014, management fees of $13.9 million related to asset management fees in connection with the asset management services provided by the ARCT IV Advisor. We recorded an expense of $13.9 million based on the fair value of converted ARCT IV Class B Units, as discussed within Note 17 – Related Party Transactions and Arrangements.
General and Administrative Expenses
General and administrative expenses decreased $17.5 million to $32.2 million for the six months ended June 30, 2015, compared to $49.7 million for the six months ended June 30, 2014. The decrease in general and administrative expense is primarily related to a decrease in equity-based compensation of $20.9 million in comparison to the prior period, related to an issuance of shares granted to non-employees during the six months ended June 30, 2014, which were fully expensed upon grant.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $34.5 million to $419.9 million for the six months ended June 30, 2015, compared to $385.4 million for the six months ended June 30, 2014. The increase in depreciation and amortization was driven by our net acquisition of 679 properties subsequent to June 30, 2014, as well as the accelerated depreciation related to properties subject to underlying ground leases with less than standard useful lives.
Impairment of Real Estate
Impairments of real estate increased $83.8 million to $85.3 million for the six months ended June 30, 2015 compared to $1.6 million for the six months ended June 30, 2014. The increase is a result of the impairment of 188 properties during the six months ended June 30, 2015, compared to four properties during the six months ended June 30, 2014. The Company identified these properties, as part of its portfolio management strategy, that it was considering for potential sale, among other strategies. See Note 9 – Fair Value Measures to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion on the impairments.

Interest Expense, Net
Interest expense decreased $38.6 million to $186.3 million for the six months ended June 30, 2015, compared to $224.8 million during the six months ended June 30, 2014. The decrease is primarily a result of $1.1 billion of mortgage notes payable which were repaid prior to maturity or assumed by the buyer in a property disposition subsequent to March 31, 2014, resulting in a decrease in our average outstanding debt balance from $10.1 billion as of June 30, 2014 to $9.9 billion as of June 30, 2015.
Extinguishment of Debt, Net
A loss on extinguishment of debt of $15.9 million was recorded for the six months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, an aggregate of $111.3 million and $855.1 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, we paid prepayment fees totaling $32.9 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we incurred $5,000 of prepayment fees.
Other Income, Net
Other income, net increased $4.4 million to $12.7 million for the six months ended June 30, 2015, compared to income of $8.3 million for the six months ended June 30, 2014. The increase is primarily a result of the gain on forgiveness of debt related to the foreclosure of the office building in Bethesda, Maryland of $4.9 million during the first quarter.
Loss on Derivative Instruments, Net
Loss on derivative instruments for the six months ended June 30, 2015 was $0.7 million, compared to a gain of $7.1 million during the six months ended June 30, 2014. The decrease primarily relates to recording a gain of $5.2 million for the the six months ended June 30, 2014 for the Series D embedded derivative, which was settled in conjunction with the redemption of the Series D Preferred Stock in the third quarter of 2014.
Loss on Disposition of Real Estate and Held For Sale Assets, Net
Loss on disposition of real estate and held for sale assets increased $37.2 million to $56.0 million for the six months ended June 30, 2015 compared to a loss of $18.9 million for the six months ended June 30, 2014. The increase is primarily a result of our disposal of 15 properties for a net loss on dispositions of $32.8 million, including goodwill allocation as well as classifying two properties as held for sale as of June 30, 2015, resulting in a loss of $23.2 million being recorded to record the properties down to their fair value less cost to sell.
Provision for Income and Franchise Taxes
The provision for the six months ended June 30, 2015 was $5.0 million, an increase of $1.1 million from a provision of $3.9 million for the six months ended June 30, 2014, related to our increased revenues. The provision relates to state income and franchise taxes, as discussed within Note 20 – Income Taxes.
Cole Capital Segment
We consummated the Cole Merger and acquired Cole Capital on February 7, 2014. Cole Capital’s results of operations are influenced by capital raised on behalf of the Managed REITs in offering as well as the timing and extent of real estate asset acquisitions and assets under management, which are driven by the Managed REITs’ capital raised, cash flows provided by operations and available proceeds from debt financing. As a result of the Audit Committee Investigation and the resulting Restatement, certain selling agreements with broker-dealers for the Managed REITs were suspended. Accordingly, our Cole Capital results of operations for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, reflect decreases in most revenue categories and in general and administrative expenses, as further discussed below. Certain selling agreements have been re-instated to date and we are in on-going discussions with other broker-dealers that suspended their respective selling agreements. We expect to continue to secure the reinstatement of suspended selling agreements; however, there are no guarantees as to when these agreements will be reinstated, if at all.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
Dealer Manager and Distribution Fees, Selling Commissions and Offering Reimbursements
Dealer manager and distribution fees, selling commissions and offering reimbursement revenue decreased $4.5 million to $5.5 million for the three months ended June 30, 2015, compared to $10.0 million for the three months ended June 30, 2014. The decrease was primarily due to suspension of the broker-dealer selling agreements described above as well as decreased sales from active broker-dealers. During the three months ended June 30, 2015, Cole Capital raised $58.2 million of capital, excluding shares issued under the Managed REITs’ respective distribution reinvestment plans, on behalf of the Managed REITs, compared to $113.2 million of capital, excluding DRIP shares issued, for the three months ended June 30, 2014. DRIP represents the value of shares issued under each respective program's distribution reinvestment plan.
Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue decreased $8.1 million to $7.0 million for the three months ended June 30, 2015, compared to $15.1 million for the three months ended June 30, 2014. The decrease is primarily due to decreases in acquisition fee revenue as there were less funds raised that could be used for real estate acquisitions on behalf of the Managed REITs. During the three months ended June 30, 2015, Cole Capital acquired $214.7 million of commercial real estate on behalf of the Managed REITs, compared to $754.6 million for the three months ended June 30, 2014.
Management Fees and Reimbursements
Management fees and reimbursement revenue increased $1.8 million to $14.0 million for the three months ended June 30, 2015 compared to $12.1 million for the three months ended June 30, 2014. The increase is primarily related to an increase in reimbursement revenue. During the three months ended June 30, 2014, Cole Capital waived a portion of the reimbursements due from the Managed REITs. During the three months ended June 30, 2015, Cole Capital waived its rights to reimbursements totaling approximately $0.4 million.
Cole Capital Reallowed Fees and Commissions
Reallowed fees and commissions are the selling commissions earned by participating broker-dealers related to the sale of securities of the Managed REITs and the payment of all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers.
Reallowed fees and commissions for the three months ended June 30, 2015 were $3.7 million, a decrease of $3.4 million from $7.1 million for the three months ended June 30, 2014. The decrease is a direct result of the decrease in capital raise related to the the suspension of certain selling agreements, as discussed above, as well as the decrease in dealer manager and distribution fees, selling commissions and offering reimbursement revenue.
Merger and Other Non-routine Transaction Related Expenses
There were no merger and other non-routine related transaction expenses incurred during the three months ended June 30, 2015. During the three months ended June 30, 2014, costs totaling $1.4 million were primarily related to severance payments made to former executives of Cole.
General and Administrative Expenses
General and administrative expenses decreased $4.9 million from $22.0 million for the three months ended June 30, 2014 to $17.1 million for the three months ended June 30, 2015. The decrease is primarily a result of decreased employee compensation, a portion of which is variable (based on activities such as acquiring real estate and capital raising) as well a decrease in sponsorship fees, both as a result of the suspended selling agreements.
Depreciation and Amortization Expenses
Depreciation and amortization expenses, which primarily related to the amortization of management contracts, decreased $16.4 million from $24.8 million for the three months ended June 30, 2014 to $8.4 million for the three months ended June 30, 2015. The decrease was primarily a result of an impairment of the management contracts of $86.4 million in the fourth quarter of 2014 resulting in decreased amortization in 2015. Depreciation and amortization expenses also include depreciation and amortization related to leasehold improvements and property and equipment, which remained relatively constant during the two periods.

Other Income
Other income for the three months ended June 30, 2015 was $0.4 million, an increase of $0.3 million from $0.1 million for the three months ended June 30, 2014, which primarily related to an increase in interest income received from the Managed REITs on their respective lines of credit.
Benefit from Income and Franchise Taxes
The benefit for the three months ended June 30, 2015 was $1.9 million, a decrease of $5.6 million from a benefit of $7.5 million for the three months ended June 30, 2014. The decrease is primarily the result of a smaller book loss during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Dealer Manager and Distribution Fees, Selling Commissions and Offering Reimbursements
Dealer manager and distribution fees, selling commissions and offering reimbursement revenue decreased $43.8 million to $8.6 million for the six months ended June 30, 2015, compared to $52.4 million for the six months ended June 30, 2014. The decrease was primarily due to suspension of the broker-dealer selling agreements described above as well as decreased sales from active broker-dealers. During the six months ended June 30, 2015, Cole Capital raised $88.0 million of capital, excluding shares issued under the Managed REITs’ respective distribution reinvestment plans, on behalf of the Managed REITs, compared to $973.1 million of capital, excluding DRIP shares issued, for the six months ended June 30, 2014.
Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue decreased $2.7 million to $17.3 million for the six months ended June 30, 2015, compared to $20.0 million for the six months ended June 30, 2014. The decrease is primarily due to decreases in acquisition fee revenue as there were less funds raised that could be used for real estate acquisitions on behalf of the Managed REITs. During the six months ended June 30, 2015, Cole Capital acquired $440.0 million of commercial real estate on behalf of the Managed REITs, compared to $1.2 billion for the six months ended June 30, 2014.
Management Fees and Reimbursements
Management fees and reimbursement revenue increased $9.0 million to $28.1 million for the six months ended June 30, 2015 compared to $19.1 million for the six months ended June 30, 2014. The increase is primarily related to an increase in reimbursement revenue. During the six months ended June 30, 2014, Cole Capital waived a portion of the reimbursements due from the Managed REITs. During the six months ended June 30, 2015, Cole Capital waived its rights to approximately $1.2 million due from the Managed REITs.
Cole Capital Reallowed Fees and Commissions
Reallowed fees and commissions for the six months ended June 30, 2015 were $5.7 million, a decrease of $35.8 million from $41.5 million for the six months ended June 30, 2014. The decrease is a direct result of the decrease in capital raise in relation to the suspension of certain selling agreements, as discussed above, and partly due to the closing of CCPT IV.
Acquisition Related Expenses
The total acquisition related expenses of $0.5 million incurred during the six months ended June 30, 2015 relate to acquisition expenses incurred for transactions that were canceled on behalf of the Managed REITs. There were no acquisition related expenses during the six months ended June 30, 2014.
Merger and Other Non-routine Transaction Related Expenses
There were no merger and other non-routine related transaction expenses incurred during the six months ended June 30, 2015. During the six months ended June 30, 2014, costs totaling $1.9 million were primarily related to severance payments made to former executives of Cole.
General and Administrative Expenses
General and administrative expenses decreased $8.0 million from $42.9 million for the six months ended June 30, 2014 to $34.9 million for the six months ended June 30, 2015. The decrease is primarily a result of decreased employee compensation, a portion of which is variable (based on activities such as acquiring real estate and capital raising) as well a decrease in sponsorship fees, both as a result of the suspended selling agreements.

Depreciation and Amortization Expenses
Depreciation and amortization expenses, which primarily related to the amortization of management contracts, decreased $22.4 million from $39.1 million for the six months ended June 30, 2014 to $16.7 million for the six months ended June 30, 2015. The decrease was primarily a result of an impairment of the management contracts of $86.4 million in the fourth quarter of 2014 resulting in decreased amortization in 2015. Depreciation and amortization expenses also include depreciation and amortization related to leasehold improvements and property and equipment, which remained relatively constant during the two periods.
Other Income
Other income for the six months ended June 30, 2015 was $1.6 million, an increase of $1.5 million from $0.1 million for the six months ended June 30, 2014, which primarily related to a legal settlement received during the six months ended June 30, 2015.
Benefit from Income and Franchise Taxes
The benefit for the six months ended June 30, 2015 was $1.6 million, a decrease of $12.1 million from a benefit of $13.7 million for the six months ended June 30, 2014. The decrease is primarily the result of a smaller book loss during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
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
In addition to FFO, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our company. AFFO, as defined by our Company, excludes from FFO non-routine items such as acquisition related costs, merger and other non-routine transactions costs, gains or losses on sale of investments, insurance and litigation settlements and extinguishment of debt cost. We also exclude certain non-cash items such as impairments of intangible, straight-line rental revenue, unrealized gains or losses on derivatives, amortization of intangibles, deferred financing costs, above and below market lease amortization as well as equity-based compensation. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time, including after we cease to acquire properties on a frequent and regular basis. AFFO also allows for a comparison of the performance of our operations with other traded REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(108,709)	$(56,598)	$(139,402)	$(362,438)
Dividends on non-convertible preferred stock	(17,973)	(17,773)	(35,946)	(35,147)
Loss on disposition of real estate and held for sale assets, net	24,674	1,269	56,042	18,874
Depreciation and amortization of real estate assets	209,132	225,940	419,902	385,401
Impairment of real estate	85,341	1,556	85,341	1,556
Proportionate share of adjustments for unconsolidated entities	1,486	2,573	3,044	3,917
FFO	193,951	156,967	388,981	12,163

Acquisition related	1,563	7,201	3,745	20,618
Merger and other non-routine transactions	16,864	7,422	33,287	167,720
Legal settlement	—	—	(1,250)	—
Unrealized gain on investment securities	172	—	(61)	—
(Gain) loss on derivative instruments, net	(311)	(14,207)	717	(7,086)
Amortization of premiums and discounts on debt and investments, net	(5,298)	(4,606)	(9,156)	(9,804)
Amortization of below-market lease liabilities, net of above- market lease assets	1,064	2,103	2,071	2,491
Net direct financing lease adjustments	491	137	986	527
Amortization and write-off of deferred financing costs	7,428	10,985	15,357	55,961
Amortization of management contracts	7,510	24,024	15,020	38,016
Deferred tax benefit (1)	(3,874)	—	(7,846)	—
Extinguishment of debt and forgiveness of debt, net	—	6,469	(5,302)	15,868
Straight-line rent	(23,997)	(17,413)	(43,104)	(24,933)
Equity-based compensation	5,355	5,690	6,173	27,264
Other amortization and non-cash charges	766	698	1,519	1,119
Proportionate share of adjustments for unconsolidated entities	654	464	1,336	782
AFFO	$202,338	$185,934	$402,473	$300,706

Weighted-average shares outstanding - basic	903,339,143	815,406,408	903,168,654	682,178,587
Effect of dilutive securities (2)	26,348,273	52,613,117	26,253,494	51,886,559
Weighted-average shares outstanding - diluted (3)	929,687,416	868,019,525	929,422,148	734,065,146

AFFO per diluted share	$0.22	$0.21	$0.43	$0.41
____________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit as an impact to AFFO.

(2)	Dilutive securities include OP Units, unvested restricted shares, certain unvested restricted stock units and convertible preferred stock, as applicable.

(3)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the strike price of each convertible debt instrument is greater than the price of the General Partner’s common stock as of the end of each reporting period presented. In addition, for the three and six months ended June 30, 2015, 1.4 million shares underlying Restricted Stock Units that are contingently issuable have been excluded based on the Company’s level of achievement of certain performance targets through June 30, 2015.

Liquidity and Capital Resources
In the normal course of business, our principal demands for funds will be for reducing the outstanding balance of our credit facility and the payment of operating expenses, including legal expenses, distributions to our investors, and principal and interest on our other outstanding indebtedness. Our cash needs are intended to be provided by proceeds from dispositions and cash flow from operations. If we are unable to satisfy our operating costs with our cash flow from operations, we may use borrowings on our line of credit to cover such obligations, as necessary.
As of June 30, 2015, we had $121.7 million of cash and cash equivalents.
Debt Summary
As of June 30, 2015, we had $9.4 billion of debt outstanding, including net premiums, with a weighted-average years to maturity of 4.7 years and weighted-average interest rate of 3.61%. The following table summarizes the carrying value of debt as of June 30, 2015 and December 31, 2014, and the debt activity for the six months ended June 30, 2015 (in thousands):

		Six Months Ended June 30, 2015
	Balance as of December 31, 2014	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and (Amortization)	Balance as of June 30, 2015
Mortgage notes payable:
Outstanding balance (1)	$3,689,796	$1,314	$(176,570)	$—	$3,514,540
Net premiums (2)(3)	70,139	—	—	(3,719)	66,420
Other debt:
Outstanding balance	45,325	—	(8,026)	—	37,299
Premium (3)	501	—	—	(123)	378
Mortgages and other debt, net	3,805,761	1,314	(184,596)	(3,842)	3,618,637

Corporate bonds:
Outstanding balance	2,550,000	—	—	—	2,550,000
Discount (4)	(3,501)	—	—	365	(3,136)
Corporate Bonds, net	2,546,499	—	—	365	2,546,864

Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (4)	(22,479)	—	—	2,331	(20,148)
Convertible debt, net	977,521	—	—	2,331	979,852

Credit facility:
Outstanding balance	3,184,000	—	(884,000)	—	2,300,000

Total debt	$10,513,781	$1,314	$(1,068,596)	$(1,146)	$9,445,353
____________________________________

(1)	Includes $124.3 million of mortgage notes secured by properties held for sale.

(2)	Includes $5.8 million discount of mortgage notes associated with properties held for sale.

(3)
Net premiums on mortgages notes payable and other debt were recorded upon the assumption of the respective debt instruments in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(4)
Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

Sources of Funds
Capital Markets
On May 28, 2014, the General Partner closed on a public offering of 138.0 million shares of Common Stock at a price of $12.00 per share. The net proceeds to the General Partner were $1.6 billion after deducting underwriting discounts, commissions and offering-related expenses. Concurrently, the OP issued the General Partner 138.0 million General Partner OP Units.

On January 3, 2014, in connection with the ARCT IV Merger, 42.2 million shares of Series F Preferred Stock were issued, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F Preferred Units to the General Partner, and 700,000 Limited Partner Series F Preferred Units to holders of ARCT IV OP Units. As of June 30, 2015, there were approximately 42.8 million shares of Series F Preferred Stock and 86,874 Series F OP Units issued and outstanding.
The Series F Preferred Units contain the same terms as the Series F Preferred Stock. Therefore, the Series F Preferred Stock/Units will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share/unit (equivalent to $1.675 per share/unit on an annual basis). The Series F Preferred Stock is not redeemable by us before the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, we may, at our option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they become convertible and are converted into the Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NYSE under the symbol “VER PRF”.
Availability of Funds from the Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to the Credit Facility. As of June 30, 2015, the Credit Facility allowed for maximum borrowings of $3.6 billion, consisting of a $1.0 billion term loan and a $2.6 billion revolving credit facility. The outstanding balance on the Credit Facility was $2.3 billion, of which $1.3 billion bore a floating interest rate of 1.98% at June 30, 2015. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.28% at June 30, 2015. As of June 30, 2015, a maximum of $1.3 billion was available to the OP for future borrowings, subject to borrowing availability. The Credit Facility matures on June 30, 2018. The Second Amendment further reduced the maximum capacity under the Credit Facility from $3.6 billion to $3.3 billion and modified certain financial covenants beginning in the third quarter of 2015. For further discussion on the Second Amendment, please refer to Note 21 – Subsequent Events.
On December 23, 2014, the General Partner and the OP, as the borrower, entered into a Consent and Waiver Agreement (the “Consent and Waiver”) with respect to the Credit Agreement. The Consent and Waiver, among other things, (i) provided an extension from the lenders for the delivery of the Company’s full-year 2014 audited financial statements, (ii) permanently reduced the maximum amount of indebtedness under the Credit Agreement to $3.6 billion, including the reduction of commitments under the undrawn term loan commitments and the Company’s revolving facilities as well as the elimination of the $25.0 million swingline facility, (iii) provided that until the date that all required financial deliverables have been delivered, no further loans or letters of credit would be requested under the Credit Agreement by the Company, other than in accordance with the cash flow forecast provided by the Company to the lenders thereunder and that the Company would not pay any dividends on, or make any other Restricted Payment (as defined in the Credit Agreement) on, its respective common equity and (iv) provided that the Company would provide additional financial and other information to the lenders from time to time. In connection with the Consent and Waiver, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse certain customary expenses of the arrangers.
We filed our third quarter 2014 financial statements and other necessary deliverables on March 2, 2015 and our Annual Report on Form 10-K, as amended, with the SEC on March 30, 2015. As such, all limitations on making Restricted Payments, which included dividends, or borrowing funds have been lifted.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus from 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one-month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at our election, we may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility terminate, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at our election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility and the multi-currency credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion and (vi) a minimum unencumbered interest coverage ratio of at least 1.75x. As of June 30, 2015, the Company believes it was in compliance with these covenants based on the covenant limits and calculations in place at that time.
Notes Outstanding
As of June 30, 2015, the OP had aggregate Senior Notes of $2.55 billion. The following table presents the three senior notes with their respective terms (dollar amounts in thousands):

	Outstanding Balance	Interest Rate	Maturity Date
2017 Senior Notes	$1,300,000	2.0%	February 6, 2017
2019 Senior Notes	750,000	3.0%	February 6, 2019
2024 Senior Notes	500,000	4.6%	February 6, 2024
Total balance and weighted-average interest rate	$2,550,000	2.8%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, and are freely transferable.
The key financial covenants for the Senior Notes, as defined and calculated per the terms of the indenture governing the Senior Notes include maintaining (i) a limitation on incurrence of total debt less than or equal to 65% , (ii) a limitation on incurrence of secured debt less than or equal to 40%, (iii) a debt service coverage ratio of at least 1.5x, and (iv) total unencumbered assets of at least 150% of total debt. These calculations are not based on U.S. GAAP measurements. As of June 30, 2015, the Company believes it was in compliance with these covenants based on the covenant limits and calculations in place at that time.
Principal Use of Funds
Loan Obligations
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements require that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan to value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2015, the Company believes it was in compliance with the debt covenants under our respective loan agreements, except for a loan in default with a principal balance of $38.1 million that is described within Note 10 – Debt to the consolidated financial statements contained in this report.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, with a principal balance of $38.1 million as of June 30, 2015, due to the Company’s failure to pay a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is actively negotiating a restructuring of the loan with the lender.
As of June 30, 2015, we had non-recourse mortgage indebtedness of $3.5 billion, which was collateralized by 746 properties. Our mortgage indebtedness bore interest at the weighted-average rate of 4.95% per annum and had a weighted-average maturity of 6.8 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties in the future.

As of June 30, 2015, there was $1.0 billion outstanding on our convertible senior notes. Of the convertible senior notes, $597.5 million and $402.5 million may be converted into cash, common stock, or a combination thereof any time after February 1, 2018 and June 15, 2020, respectively, and in limited circumstances prior to such dates. The convertible senior notes bear interest at the weighted-average rate of 3.30% per annum and had a weighted-average maturity of 4.1 years.
As of June 30, 2015, there was $2.3 billion outstanding on the Credit Facility, of which $1.3 billion bore a floating interest rate of 1.98%. There is $1.0 billion outstanding on the Credit Facility which is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our credit rating, interest on this portion was 3.28% at June 30, 2015. At June 30, 2015, there was up to $1.3 billion available to us for future borrowings, subject to borrowing availability. Subsequent to June 30, 2015, the Credit Facility was further amended to reduce the maximum capacity from $3.6 billion to $3.3 billion, which included a reduction in the size of the $2.45 billion revolving credit facility to $2.3 billion, and modified certain financial covenants beginning in the third quarter of 2015.
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
Until the completion of the Restatement and the filing of Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in connection with the amendments to the Credit Agreement, we agreed to suspend payment of dividends on our common stock until the Company complied with certain requirements set forth in such amendments. On March 30, 2015, the Company satisfied these financial statement and other information requirements. On August 5, 2015, the General Partner’s board of directors authorized, and the General Partner declared, a dividend in respect of its Common Stock whereby $0.1375 per share (equaling an annualized dividend rate of $0.55 per share) will be paid on each of October 15, 2015 and January 15, 2016 to holders of record on each of September 30, 2015 and December 31, 2015, respectively. With the reinstatement of our dividend, and as our real estate portfolio matures, we expect cash flows from operations to cover our dividends.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$3,551,840	$134,718	$768,222	$483,743	$2,165,157
Interest payments - mortgage notes and other debt (1) (2)	1,003,847	173,445	286,977	235,146	308,279
Principal payments - credit facility	2,300,000	—	500,000	1,800,000	—
Interest payments - credit facility (1) (2)	218,944	62,954	155,990	—	—
Principal payments - corporate bonds	2,550,000	—	1,300,000	750,000	500,000
Interest payments - corporate bonds	320,202	71,500	106,528	59,438	82,736
Principal payments - convertible debt	1,000,000	—	—	597,500	402,500
Interest payments - convertible debt	137,615	33,019	66,038	31,682	6,876
Operating and ground lease commitments	368,361	24,062	44,452	40,121	259,726
Build-to-suit commitments	26,195	26,195	—	—	—
Total	$11,477,004	$525,893	$3,228,207	$3,997,630	$3,725,274
____________________________________

(1)
As of June 30, 2015, we had $285.0 million of variable rate mortgage notes and $1.0 billion of variable rate debt on the credit facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $1.3 billion of variable rate debt payment obligations were calculated using a forward LIBOR curve.

Cash Flow Analysis
Operating Activities – The level of cash flows provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. During the six months ended June 30, 2015, net cash provided by operating activities increased $419.6 million to $450.8 million from $31.2 million during the six months ended June 30, 2014. The increase is primarily due to an increase in revenue, excluding non-cash adjustments, of $66.5 million, a decrease in merger and other transaction expenses of $56.2 million, a decrease in prepayment fees and penalties relating to debt repayment of $32.8 million and a decrease in the net change in assets and liabilities of $199.1 million.
Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2015 increased $2.2 billion to $287.1 million from net cash used in investing activities of $2.0 billion for the six months ended June 30, 2014. The increase in cash flow primarily relates to a decrease in cash paid for real estate assets of $1.2 billion, a decrease in cash paid for real estate businesses of $756.2 million and an increase in cash proceeds from the disposition of real estate assets of $230.1 million.
Financing Activities – Net cash used in financing activities increased $3.1 billion to $1.0 billion during the six months ended June 30, 2015 from net cash provided by financing activities of $2.1 billion for the six months ended June 30, 2014. The increase is primarily related to a decrease in proceeds from the issuance of corporate bonds of $2.5 billion, combined with a decrease in the proceeds from the issuance of Common Stock, net of offering costs, of $1.6 billion, offset by a decrease in distributions paid of $391.7 million and a decrease in net payments on the credit facility of $498.8 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. On August 5, 2015, the General Partner’s board of directors authorized, and the General Partner declared the reinstatement of a dividend on its Common Stock, and we believe that such dividend will be sufficient to meet the 90% distribution requirement discussed above for the taxable year ended December 31, 2015 (see Note 21 – Subsequent Events for further discussion of the dividend policy). As such, we believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2015.
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
Related Party Transactions and Agreements
In the past, we entered into certain agreements and paid certain fees or reimbursements to ARC, the Former Manager and its affiliates. As of December 31, 2014, as a result of the resignations of certain executive officers (one of whom was a director) in the fourth quarter of 2014, the Former Manager and its affiliates were no longer affiliated with us.
We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 17 – Related Party Transactions and Arrangements to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We have limited operations in Canada and thus, are not exposed to material foreign currency fluctuations.
As of June 30, 2015, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $8.0 billion. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $188.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $194.5 million.
As of June 30, 2015, our debt included variable-rate debt with an aggregate fair value and carrying value of $1.3 billion. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $12.9 million annually.
As the information presented above includes only those exposures that existed as of June 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Item 4. Controls and Procedures.
I. Discussion of Controls and Procedures of the General Partner
For purposes of the discussion in this Part I of Item 4, the “Company” refers to the General Partner.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015 and determined that the disclosure controls and procedures were not effective. Management based its conclusion on the fact that the material weaknesses in disclosure controls and procedures and internal control over financial reporting that had existed as of December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015, could not be considered remediated at June 30, 2015, as the Company was still in the process of fully implementing or testing the operating effectiveness of various remediation measures. The material weaknesses and substantial remedial steps being taken by the Company are discussed below.
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
During 2013, due in part to a number of large portfolio acquisitions, the Company experienced significant growth and increases in the complexity of its financial reporting and number of non-routine transactions. In late 2013 and early in the first quarter of 2014, as a result of the anticipation and then completion of the Company’s transition from management by the Former Manager to self-management and the Company’s acquisitions of ARCT IV and Cole, the complexity of the Company’s transactions and the need for accounting judgments and estimates became more prevalent and had a severe impact on the Company’s control environment. Consequently, the following material weaknesses in the Company’s internal control over financial reporting were reported as of December 31, 2014:
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
Equity-based Compensation – The Company did not maintain appropriate controls over various grants of equity-based compensation. In the fourth quarter of 2013, in anticipation of the Company’s transition to self-management, the Company entered into employment agreements with the Company’s former Executive Chairman and Chief Executive Officer and its former Chief Financial Officer (which took effect on January 8, 2014), and also approved the 2014 OPP pursuant to which awards were made to them on January 8, 2014. Without the appropriate controls, these documents contained terms that were inconsistent with the terms authorized by the Compensation Committee. Additionally, the Company did not obtain copies of or administer the equity awards made by means of block grants allocated by the Former Manager and its affiliates, nor did it review the awards for consistency with the Compensation Committee’s authorization.
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
Financial Reporting and Disclosure Controls and Procedures – Under the oversight of the Audit Committee, the Company has adopted a chartered disclosure committee comprised of senior attorneys, accounting personnel and executives and heads of other pertinent firm-wide disciplines. The chair of the disclosure committee has continued to have ongoing dialogue with the Audit Committee on how the disclosure committee is fulfilling its mandate to ensure the timeliness, accuracy, completeness and quality of the Company’s SEC filings and other public disclosures. The disclosure committee is responsible for establishing and administering a process by which certain personnel in relevant functions and areas are required to provide sub-certifications in support of the certifications that the Company’s principal executive and principal financial officers are required to provide in connection with each periodic SEC report. Processes including formalized calendars and timelines have been implemented to help plan appropriately for quarterly financial reporting as well as securities offerings and other events that require public disclosure.

Additionally, at the direction of the Audit Committee, the Company has enhanced and formalized the procedures for the review and approval of annual and quarterly SEC reports as follows:

•	Drafts of reports are circulated sufficiently in advance of Audit Committee meetings to permit adequate review;

•
Audit Committee meetings are attended in person to the extent practicable and, in addition to Audit Committee members, required attendees include the Chief Financial Officer, Chief Accounting Officer, General Counsel, chair of the disclosure committee, head of Internal Audit, independent auditors and outside legal counsel as necessary;

•
At Audit Committee meetings, in addition to required communications from the independent auditors, reports are made by the Chief Accounting Officer and the chair of the disclosure committee on significant changes from prior filings, significant judgments reflected in the report and the receipt of sub-certifications;

•	At Audit Committee meetings, separate executive sessions are held with the independent auditor, head of Internal Audit, General Counsel and others as necessary; and

•	Any material changes to a draft of a periodic report that is approved by the Audit Committee are submitted to and reviewed and approved by the chair of the Audit Committee prior to filing.
The Company believes the above control design changes adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
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
The Audit Committee, the board of directors and new senior leadership are committed to establishing a culture of compliance, integrity and transparency and have begun communicating their commitment and expectations to all employees of the Company. This commitment was an important consideration in the board of directors’ selection of Glenn J. Rufrano to serve as the Company’s Chief Executive Officer and a director effective April 1, 2015 and was also an important consideration in its selection of Hugh Frater to serve as the Company’s independent Chairman of the Board. In addition, on April 1, 2015, Julie G. Richardson was appointed an independent director and subsequently on June 17, 2015 Mark S. Ordan was appointed an independent director. Mr. Frater joined the Audit Committee and the Nominating and Corporate Governance Committee of the General Partner’s board of directors (the “Nominating and Corporate Governance Committee”); Ms. Richardson joined the Compensation Committee and Nominating and Corporate Governance Committee; and Mr. Ordan joined the Audit Committee and Nominating and Corporate Governance Committee. Effective June 17, 2015, with the departure of two directors in April 2015 and subsequent appointment of four new directors, the Board of Directors consisted of Thomas A. Andruskevich, Bruce D. Frank, Mr. Frater, Mr. Ordan, Ms. Richardson, Mr. Rufrano and William G. Stanley.
The board of directors, with the assistance of outside counsel, has been conducting a comprehensive review of its key practices and procedures. This review has included, among other things, the nature, transparency and timeliness of information provided to the board of directors by management, the agenda-setting process, the process by which the board of directors oversees the Company’s risk management functions and the roles and responsibilities, charters, key practices and procedures of the committees of the board of directors. As an result of this review, in late December 2014, the board of directors adopted a new related person transactions policy and assigned the administration of this policy to the Nominating and Corporate Governance Committee.
Under the Audit Committee’s oversight, management has commenced a comprehensive review of the Company’s corporate compliance policies, entity level controls, and programs and has also provided training to senior management and accounting personnel on ethics, reporting procedures and other key topics as well as a review of the Company’s whistleblower hotline policies and procedures. The Company has also hired an outside consultant to document key policies and procedures for the additional remediation items outlined below.
The Company has designed and implemented controls in a number of areas highlighted by the Audit Committee investigation, as follows:

•	Added additional layers of review of the Company’s significant accounting policies and estimates, including the bonus accrual process;

•
Improved the controls around decisions on whether or not to reflect certain accounting adjustments in the Company’s books and records and/or to report such adjustments within financial statements, by revising its policies, implementing additional review and training all accounting personnel on the revised policies;

•
Adopted new accounting policies that incorporate technical accounting guidance as to when expenses may be appropriately classified as merger-related expenses as well as policies for the accounting for goodwill, impairments and purchase accounting, and conducted training on the implementation of these policies with relevant members of its accounting staff; and

•	Adopted new practices surrounding the calculation and presentation of AFFO and the formulation and review of AFFO guidance.
The Company believes the above control design changes will adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
Related Party Transactions and Conflicts of Interest – The resignation of the members of senior management affiliated with the Former Manager has eliminated certain conflicts of interest that existed prior to such resignations.
The Company has worked closely with outside counsel and has taken significant steps in an effort to terminate its remaining historical relationships with affiliates of its Former Manager, including ARC and RCS Capital Corporation. There are no ongoing business activities between the Company and the Former Manager or any of its affiliates. The Company has also disentangled its internal control framework from ARC’s affiliated entities. The Company has obtained copies of the relevant financial books and records held by ARC pertinent to the ongoing effective execution of internal controls over financial reporting and has eliminated all human resource, information technology and other overlapping departmental services that impact internal control over financial reporting.
The Company has also enhanced the procedures for review and approval of potential related party transactions with directors, director nominees, executive officers, 5% shareholders and their immediate family members through the adoption of a new related person transactions policy administered by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will annually assess the use and effectiveness of the policy. The Company is also in the process of designing policies and procedures for our accounting function on the approval, monitoring and disclosure of related party transactions.
The Company believes the above control design changes will adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
Equity-Based Compensation – The Company has obtained copies from ARC of all equity awards made by means of block grants allocated by the Former Manager or its affiliates and has fully expensed any outstanding awards to employees of the Former Manager or its affiliates. In addition, the Company has reviewed these equity awards for consistency with Compensation Committee authorization and obtained any necessary authorizations and booked all required accounting adjustments.
Under the Compensation Committee’s oversight, the Company has implemented new governance processes for the authorization, documentation, issuance, administration and accounting for equity-based compensation. The Compensation Committee now approves each award, rather than delegating authority to management to allocate large tranches of awards. In-house counsel, accounting, tax, and human resources personnel have worked together to oversee the issuance of equity-based compensation to directors, officers and employees. Equity-based compensation tracking and recordkeeping will be further improved through the use of equity tracking software. All compensation matters within the Compensation Committee’s purview are now reviewed by the Compensation Committee chair and in-house counsel against the Compensation Committee’s authorization to ensure consistency and appropriate documentation. In respect of all other employment matters, the human resources department now consults with in-house counsel before making any offer of employment or any compensation adjustment that includes any equity-based award or otherwise raises equity compensation issues.
The Company believes the above control design changes adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
Accounting Close Process – The Company has standardized its internal accounting close process and has completed the integration of its accounting and financial reporting processes including its procedures for purchase accounting, accounting for gain or loss on disposition and the testing for impairment. Toward this end, the Company has documented, and intends to continue to document, its key and significant operational activities and accounting policies and procedures. In addition, the Company has designed and implemented internal controls within its accounting close process to ensure that closing activities, such as reconciliations, journal entry reviews and comprehensive financial analysis, are performed and reviewed timely. The Company has created a financial reporting sub-certification process and has defined key roles and responsibilities within the organizational structure. Lastly, the Company has conducted trainings, and will conduct additional trainings, for its accounting and other professionals to ensure the accounting close processes and entity level and company level controls and procedures are well defined, documented and implemented to support operational effectiveness.
The Company believes the above control design changes adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
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
The Company believes the above control design changes adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
Cash Reconciliations and Monitoring - The Company has documented treasury and accounting policies and procedures, implemented controls over the monitoring and timely reconciliation of cash accounts and has reviewed all bank accounts associated with the Company. In addition, the Company has established roles and responsibilities to monitor and account for its various bank accounts.
The Company believes the above control design changes adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
Information Technology General Controls – Access, Authentication and IT Environment – The Company has removed all dependencies on the formerly affiliated third party service provider and secured its physical access. The Company has also implemented an access management system to govern the granting and revocation of user access rights and standardized the administration of access to financially significant systems within the information technology organization. The system maintains a database of access grants and a record of business approvals. The controls governing access to programs and data have been updated to reflect the use of the access management system. The Company has trained business approvers, managers, information technology staff, and human resources staff on the revised controls and their respective roles and responsibilities within each control. The process for managing and conducting the periodic system access reviews has been standardized across all systems. Periodic access reviews will be managed by the Information Technology department to ensure adherence to the control standard.
The Company believes the above control design changes adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
Information Technology General Controls Over Management of Third Party Service Providers – Executive management responsible for this directive is no longer with the Company. The Company has completed the integration of systems, offices and business processes, removing the dependencies on the formerly affiliated party service provider. Information Technology management now requires all service providers have the appropriate contracts and service level agreements in place prior to the initiation of any services.
The Company believes the above control design changes adequately address this material weakness. The Company will be testing the operating effectiveness of these new controls before year end.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than ongoing integration activities relating to the Company’s acquisitions of large portfolios in 2013, and of ARCT IV and Cole in the first quarter of 2014 and the remediation efforts described above.

II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 4, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Evaluation of Disclosure Controls and Procedures
Management of the General Partner, under the supervision of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the OP’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, the General Partner’s Chief Executive Officer and the General Partner’s Chief Financial Officer concluded that the OP’s disclosure controls and procedures were not effective at June 30, 2015 as a result of the matters discussed under “Material Weaknesses in Disclosure Controls and Procedures” in Part I of this Item 4 above. Further, material weaknesses in disclosure controls and procedures and internal control over financial reporting that had existed at December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015, had not been remediated at June 30, 2015, as the Company was still in the process of fully implementing or testing the effectiveness of various remediation measures. The material weaknesses and remedial steps being taken by the Company are discussed under “Remediation” in Part I of this Item 4 above.
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

PART II — Other Information
Item 1. Legal Proceedings.
The information contained under the heading “Litigation” in Note 14 – Commitments and Contingencies to our consolidated financial statements in this report is incorporated by reference into this Part II of Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
This “Risk Factors” section replaces the same section contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014, in its entirety. Additionally, this “Risk Factors” section contains references to our “capital stock” and to our “stockholders.” Unless expressly stated otherwise, the references to our “capital stock” represent our common stock and any class or series of our preferred stock, while the references to our “stockholders” represent holders of our common stock and any class or series of our preferred stock. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I – Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.
Risks Related to Recent Events
Following the announcement made by the Company on October 29, 2014 that certain of its financial statements could no longer be relied upon, various broker-dealers and clearing firms participating in offerings of Cole Capital’s Managed REITs suspended sales activity with Cole Capital, resulting in a significant decrease in capital raising activity and, consequently, a decline in the overall revenue generated by Cole Capital. While the Company has completed the Restatement and has become current in its filings with the SEC, and certain of the broker-dealers and the clearing firms have re-engaged with Cole Capital, there can be no assurance that the remaining broker-dealers participating in the initial public offerings of Cole Capital’s Managed REITs will reengage with Cole Capital on a timely basis or at all. Therefore, the long-term capital raising activity and financial success of Cole Capital could be adversely affected.
Three of the four Managed REITs currently sponsored and managed by Cole Capital have ongoing initial public offerings and are in their acquisitions stage, with a large amount of real estate acquisitions to come in the future if and, to the extent such Managed REITs raise additional capital in their respective initial public offerings. Following the October 29, 2014 announcement made by the Company that, based upon the preliminary findings of the Audit Committee Investigation, the Audit Committee had concluded that certain of the Company’s financial statements could no longer be relied upon, various broker-dealers and clearing firms which were participating in the initial public offerings of Cole Capital’s Managed REITs notified Cole Capital that for an indefinite period of time, they would not participate in such Managed REITs’ initial public offerings.
Cole Capital generates revenue from capital raising activity and advisory activity, the latter of which is also contingent upon successful capital raising activity as each of the Managed REITs is a blind pool whose portfolio is largely built through the deployment of proceeds received in the respective Managed REIT’s initial public offering. Revenue generated from Cole Capital’s capital raising activity is received in the form of dealer manager fees, which are earned at the point of sale of the Managed REITs’ common stock and, therefore, a reduction in capital raising activity directly results in a reduction in such dealer manager fees. Additionally, Cole Capital receives one-time acquisition fees and ongoing advisory fees from its advisory activity. Acquisition fees are earned, in large part, when Cole Capital deploys raised capital from a Managed REIT’s initial public offering into real estate acquisitions. Cole Capital also receives advisory fees determined by the value of each Managed REIT’s total assets. An increase in assets under management, which occurs as the Managed REITs deploy more raised capital, results in increased advisory fees. If the Managed REITs receive little or no proceeds from their initial public offerings, Cole Capital will receive little or no acquisition fees and asset management fees will remain at their same levels as the Managed REITs’ portfolios experience little increase in value, if any. Additional fees may be earned by Cole Capital following the completion of a Managed REIT’s initial public offering and deployment of capital therefrom and, therefore, a slowdown in capital raising activity could delay or eliminate Cole Capital’s receipt of those additional fees. A description of Cole Capital’s fees is contained in Note 17 – Related Party Transactions and Arrangements to the Consolidated Financial Statements in this report.

While the Company has completed the Restatement and has become current in its filings with the SEC, and certain of the broker-dealers and the clearing firms have reengaged with Cole Capital, there can be no assurance that the remaining broker-dealers participating in the initial public offerings of Cole Capital’s Managed REITs will reengage with Cole Capital on a timely basis or at all. If these circumstances continue for a prolonged period of time, capital raising activity at Cole Capital would be negatively affected, reducing overall fee generation at Cole Capital and, therefore, the overall financial success of Cole Capital and the Company could be adversely affected and have an adverse effect on our financial condition, results of operations and cash flows. While further impairments charges have not been recorded in respect of our Cole Capital segment subsequent to December 31, 2014, there is no guarantee as to the Cole Capital segment’s actual results. If the Cole Capital segment’s actual results differ from management’s assumptions as of June 30, 2015, changes to management’s assumptions based on those actual results may have a material impact on our financial statements. Further, additional reserves may be recorded in periods subsequent to June 30, 2015 if actual proceeds raised from the Managed REITs’ initial public offerings and corresponding program development costs incurred differ from management’s assumptions at June 30, 2015. See Note 4 – Goodwill and Other Intangibles and Note 17 – Related Party Transactions and Arrangements to the Consolidated Financial Statements in this report.
Government investigations relating to the findings of the Audit Committee Investigation may require time and attention from certain members of management, result in significant legal expenses, fines, and/or penalties, including indemnification obligations, and cause our business, financial condition, results of operations and cash flows to suffer.
On November 13, 2014, we received the first of two subpoenas relating to the findings of the Audit Committee Investigation from the staff of the SEC, each of which called for the production of documents. On December 19, 2014, we received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. The U.S. Attorney’s Office for the Southern District of New York has contacted counsel for the Company and counsel for the Audit Committee. We and the Audit Committee are cooperating with these regulators in their investigations. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to these matters. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees, among others,in connection with the ongoing governmental investigations and potential future government inquiries, investigations or actions. These matters could require us to expend management time and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant legal expenses, fines and/or penalties, including indemnification obligations, and cause our business, financial condition, results of operations and cash flows to suffer. We can provide no assurance as to the outcome of any governmental investigation.
The Company and certain of our former officers and former and current directors, among others, have been named as defendants in various lawsuits related to the findings of the Audit Committee Investigation and those lawsuits may require time and attention from certain members of management, result in significant legal expenses and/or damages, including indemnification obligations, and may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Between October 30, 2014 and January 20, 2015, the Company and its current and former officers and directors (along with others) were named as defendants in 10 putative securities class action complaints in the United States District Court for the Southern District of New York. The Court subsequently consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, 1:15-mc-00040-AKH. The consolidated class action complaint asserts claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. In light of certain additional disclosures made by the Company on March 2, 2015, lead plaintiff filed an amended class action complaint on April 17, 2015. Defendants have filed motions to dismiss the amended complaint. See Note 14 – Commitments and Contingencies to the Consolidated Financial Statements in this report for additional details regarding pending litigation matters related to the Audit Committee Investigation.
As a result of the various pending litigations related to the findings of the Audit Committee Investigation, we are obligated to advance certain legal expenses to and indemnify our current and former directors, officers and employees, as well as certain outside individuals and entities, including underwriters of prior securities offerings, among others. In addition, any of these lawsuits may require management time and attention, result in significant legal expenses and/or damages and may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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
Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As previously disclosed in connection with the Restatements, the Company concluded that, as a result of certain material weaknesses at each evaluation date, the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at December 31, 2013, March 31, 2014, June 30, 2014 or September 30, 2014. Although, during the fourth quarter of 2014, the Company’s prior senior management resigned and new management commenced taking remedial actions, and despite significant remedial steps taken by the Company during the first half of 2015, the existing material weaknesses have not been remediated at June 30, 2015 and, accordingly, management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective at that date. See Part II, Item 4 – “Controls and Procedures.”
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company is committed to remediating its material weaknesses as promptly as possible. Senior management is responsible for implementing the Company’s remediation plans, which are being overseen by the Audit Committee. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock.
The downgrades in our credit ratings by Standard & Poor’s and Moody’s could impact our access to capital and materially adversely affect our business and financial condition.
The corporate credit ratings and issue-level ratings for our senior notes have been downgraded by Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services to non-investment grade credit ratings and there can be no assurance that they will not be downgraded further. The downgrade, and any further downgrade, could adversely affect the cost and availability of capital we can access, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our growth, such an adverse change in our credit rating could have a material adverse effect on our financial condition, results of operations and liquidity, the trading price of the notes, and future growth and on transactions in which we must obtain debt capital at an advantageous cost. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes.
As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.
We are not currently eligible to register the offer and sale of our securities using a registration statement on Form S-3 and we will not become eligible until we have timely filed certain periodic reports required under the Securities Exchange Act of 1934 for 12 consecutive calendar months. There can be no assurance when we will meet this requirement, which depends in part upon our ability to file our periodic reports on a timely basis in the future. Should we wish to register the offer and sale of our securities to the public before we are eligible to do so on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.
Risks Related to Our Properties and Operations
Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.
We acquire primarily freestanding, single-tenant properties net leased primarily to investment-grade and other credit tenants. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect, that we may be unable to quickly and efficiently integrate our new acquisitions into our existing operations and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we expect to finance future acquisitions through a combination of borrowings under the Credit Facility, proceeds from equity or debt offerings by the General Partner, the Operating Partnership or their subsidiaries and proceeds from property contributions and divestitures, which may not be available and which could adversely affect our cash flows. Any of the above risks could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our common stock.
In addition, our growth will partially depend upon our ability to successfully acquire future properties. Our ability to acquire properties on satisfactory terms and successfully integrate and operate them is subject to the following significant risks:

•
we may be unable to acquire desired properties because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds, including the Managed REITs;

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

If we cannot complete property acquisitions on favorable terms, or operate acquired properties to meet our goals or expectations, our business, financial condition, results of operations and cash flow, the per share trading price of our common stock, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be materially adversely affected.
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
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and a significant reduction in the value of the property, and could cause a significant reduction in our revenues. If a lease is terminated or defaulted on, we may experience difficulty or significant delay in re-leasing such property, or we may be unable to find a new tenant to re-lease the vacated space, which could result in us incurring a loss. To the extent that we have entered into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.

Additionally, we would then be obligated to re-lease all of the locations previously subject to the master lease. Overall, the current economic conditions may put financial pressure on and increase the likelihood of the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure.
The failure by any major tenant with leases in multiple locations to make rental payments to us, because of a deterioration of its financial condition or otherwise, or the termination or non-renewal of a lease by a major tenant, could have a material adverse effect on us.
Our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our tenants. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. At any time, our tenants may experience an adverse change in their business. If any of our tenants’ businesses experience significant adverse changes, they may decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
If any of the foregoing were to occur, it could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. If a lease is terminated or defaulted on, we may be unable to find a new tenant to re-lease the vacated space at attractive rents or at all, which would have a material adverse effect on our results of operations and our financial condition. Furthermore, the consequences to us would be exacerbated if one of our major tenants were to experience an adverse development in its business that resulted in it being unable to make timely rental payments or to default under its lease. The occurrence of any of the situations described above could have a material adverse effect on our results of operations and our financial condition.
The acquisition of the Red Lobster Portfolio resulted in a significant percentage of our annualized base rent as of June 30, 2015 being derived from a single tenant, which is a non-investment grade tenant that owns a business that has previously reported declines in revenues and other operational difficulties.
The acquisition of the Red Lobster Portfolio resulted in a significant percentage of our annualized base rent as of June 30, 2015 being derived from a single tenant, a wholly owned subsidiary of Golden Gate Capital. A downturn in the demand for casual restaurant dining generally or casual seafood dining at Red Lobster® restaurants specifically could adversely impact the ability of such tenant to satisfy its rent obligations. In addition, Red Lobster does not constitute an investment grade tenant and has reported declines in revenue. A default by such tenant could result in a material reduction in our cash flows or result in material losses in the value of our property portfolio.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions. In a sale-leaseback transaction, we purchase a property and then lease it back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property and, as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
We are subject to geographic concentrations, the most significant of which, as of June 30, 2015, are the following:

•	$172.6 million, or 12.9%, of our annualized rental income came from properties located in Texas;

•	$82.0 million, or 6.1%, of our annualized rental income came from properties located in Illinois;

•	$80.2 million, or 6.0%, of our annualized rental income came from properties located in Florida;

•	$71.2 million, or 5.3%, of our annualized rental income came from properties located in California; and

•	$67.0 million, or 5.0%, of our annualized rental income came from properties located in Georgia.
Any downturn of the economies in one or more of these states, or in any other state in which we, may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to us.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to pay dividends to holders of our capital stock may be reduced.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to stockholders.
The vast majority of our rental income comes from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not enter into net leases.
Long-term leases with tenants may not result in fair value over time.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases, could result in us receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution to our stockholders.
Any of our properties that incurs a vacancy could be difficult to sell or re-lease.
We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease vacant space for other uses. We may have difficulty obtaining a new tenant for any vacant space we have in our properties, including our presently vacant property. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available to be distributed to stockholders. In addition, the resale value of a property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in the current quarter and in previous quarters, and may record future impairments based on actual results and changes in circumstances. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 9 – Fair Value Measures to the Consolidated Financial Statements in this report for discussion of real estate impairment charges.

Our real estate investments are relatively illiquid and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
The real estate investments made, and to be made, by us are relatively difficult to sell quickly. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of a property. In addition, the Internal Revenue Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. We may be unable to realize our investment objectives by disposition or refinancing of a property at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
Our investments in properties backed by below investment grade credits will have a greater risk of default.
As of June 30, 2015, 52.6% of our annualized rental income is derived from tenants who do not have investment grade credit ratings from a major ratings agency or are not affiliates of companies having an investment grade credit rating. We also may invest in other properties in the future where the tenant is not rated or the tenant’s credit rating is below investment grade. These investments will have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants.
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
The General Partner has a history of operating losses and cannot assure you that it will achieve profitability.
Since the General Partner’s inception in 2010, it has experienced net losses (calculated in accordance with GAAP) each fiscal year and, as of June 30, 2015, had an accumulated deficit of $3.0 billion. The extent of the General Partner’s future operating losses and the timing of when it will achieve profitability are uncertain, and together depend on the demand for, and value of, the General Partner’s portfolio of properties and the General Partner may never achieve or sustain profitability.
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
We may not generate sufficient cash flow from operations to pay dividends and we may in the future pay dividends from sources other than from our cash flow from operations. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, and/or the sale of additional securities to fund distributions, we may use the proceeds from offerings of securities. We have not established any limit on the amount of proceeds from an offering that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.
If we fund dividends from the proceeds of offerings of securities, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of assets or the proceeds of offerings of securities may affect our ability to generate cash flows. Funding dividends from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of dividends from these sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the dividends payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.

We disclose FFO and AFFO, which are non-GAAP financial measures, including in documents filed with the SEC; however, FFO and AFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors FFO and AFFO, which are non-GAAP financial measures. See ’’Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Adjusted Funds from Operations.’’ FFO and AFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and AFFO and GAAP net income differ because one or both of FFO and AFFO exclude gains and losses from the sale of property, plus depreciation and amortization, merger related and other non-routine transaction costs, acquisition-related fees and expenses and other non cash charges.
Because of the differences between FFO and AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.
Operating expenses of our properties will reduce our cash flow and funds available for future distributions.
For certain of our properties, we are responsible for some or all of the operating costs of the property. In some of these instances, our leases require the tenant to reimburse us for all or a portion of these costs, either in the form of an expense reimbursement or increased rent. Our reimbursement may be limited to a fixed amount or a specified percentage annually. To the extent operating costs exceed our reimbursement, our returns and net cash flows from the property and hence our overall operating results and cash flows could be materially adversely affected.
We could face potential adverse effects from tenant defaults, bankruptcies or insolvencies.
The bankruptcy of our tenants may adversely affect the income generated by our properties. If one of our tenants files for bankruptcy, we generally cannot evict the tenant solely because of such bankruptcy. In addition, a bankruptcy court could authorize a bankrupt tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flow and results of operations.
We have assumed, and expect in the future to continue to assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction, related to our formation transactions, certain recent major portfolio acquisitions and mergers (together, the “Recent Acquisitions”) and certain other property acquisitions, and expect in the future to continue to assume existing liabilities related to our property acquisitions. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, they could adversely affect our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.
We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of retail, industrial and office real estate, many of which own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which would include funds sponsored by us) offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders may be adversely affected.
The value of our real estate investments is subject to risks associated with our real estate assets and with the real estate industry.
Our real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends, as well as the value of our properties. These events include, but are not limited to:

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

In addition, periods of economic slowdown or recession, such as the recent global economic downturn, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our business, financial condition, results of operations and cash flow, the market price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders could be materially adversely affected.
A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Based on comments received, a revised exposure was released in May 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases with us in general or desire to enter into leases with us with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable. After receiving extensive comments on the Exposure Drafts, the Boards are considering all feedback received and are re-deliberating all significant issues through 2015.

Risks Related to Financing
We will rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future acquisitions necessary to grow our business or meet maturing obligations.
In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needed to make investments and to satisfy or refinance maturing obligations.
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
The availability of equity capital to us will depend, in part, on the market price of our common stock, which, in turn, will depend upon various market conditions and other factors that may change from time to time, including:

•	the extent of investor interest, including the impact of recent events;

•	our ability to satisfy the dividend requirements applicable to REITs;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	analyst reports about us and the REIT industry;

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
Our failure to meet market expectations with regard to future earnings and cash dividends would likely adversely affect the market price of our common stock and, as a result, the availability of equity capital to us. See also “-As a result of the delayed filing of our periodic reports with the SEC, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital or complete acquisitions.”

We have substantial amounts of indebtedness outstanding, which may affect our ability to pay dividends, may expose us to interest rate fluctuation risk and may expose us to the risk of default under our debt obligations.
As of June 30, 2015, our aggregate indebtedness was $9.3 billion. We may incur significant additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property and litigation expenses.
We may incur additional indebtedness in the future, including borrowings under our Credit Facility. At June 30, 2015, we had $1.3 billion of undrawn commitments under the Credit Facility.
Payments of principal and interest on borrowings may leave us with insufficient cash resources to make the dividend payments necessary to maintain our REIT qualification. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including as follows:

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
 If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in the Credit Facility), we may automatically be in default under any other loan or indenture that has cross-default provisions (including the Credit Facility), and further borrowings under the Credit Facility will be prohibited, outstanding indebtedness under the Credit Facility, our indenture or such other loans may be accelerated, and to the extent the Credit Facility, our indenture or such other loans are secured, directly or indirectly by any properties or assets, lenders or trustees under the Credit Facility, our indenture or such other loans may foreclose on the collateral securing such indebtedness as a result. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements or indentures, could adversely affect our financial condition and operating results.
If any one of these events were to occur, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT dividend requirements imposed by the Internal Revenue Code.
The indenture governing our senior notes and the Credit Agreement contain restrictive covenants that limit our operating flexibility.
The indenture governing our senior notes and the Credit Agreement require us to meet specified financial and operating covenants, including, but not limited to, financial maintenance covenants with respect to maximum consolidated leverage ratio, maximum secured recourse indebtedness, minimum fixed charge coverage, minimum borrowing base interest coverage, maximum secured leverage, minimum unencumbered asset value, minimum tangible net worth and maximum variable rate indebtedness and borrowing base asset value ratio. In addition, the Credit Agreement contains certain customary negative covenants that restrict the ability of our OP to incur secured and unsecured indebtedness. These covenants may restrict our ability to expand or fully pursue our business strategies or certain acquisition transactions.
Our ability to comply with these and other provisions of the indenture governing our senior notes and the Credit Agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. Any failure to comply with these financial maintenance covenants and negative covenants would constitute a default under the Credit Agreement and/or senior note indenture, as applicable and would prevent further borrowings under the Credit Agreement and could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.
Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become highly leveraged in the future, which could adversely affect our financial condition.
Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. While we intend to limit our indebtedness to maintain an overall net debt to gross asset value of approximately 45% to 55%, provided that we may exceed this amount for individual properties in select cases where attractive financing is available, our governing documents contain no limitations on the amount of debt that we may incur and the Credit Agreement contains less strict limitations. Further, the Board of Directors may change our financing policy at any time without stockholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future, which could result in an increase in our debt service and harm our financial condition.
Increases in interest rates would increase our debt service costs, may adversely affect any future refinancing of our debt and our ability to incur additional debt, and could adversely affect our financial condition, cash flow and results of operations.
Certain of our borrowings bear interest at variable rates, and we may incur additional variable-rate debt in the future. Increases in interest rates would result in higher interest expenses on our existing unhedged variable rate debt, and increase the costs of refinancing existing debt or incurring new debt. Additionally, increases in interest rates may result in a decrease in the value of our real estate and decrease the market price of the General Partner’s common stock and could accordingly adversely affect our financial condition, cash flow and results of operations.
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
Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness
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

Additional Risks Relating to our REI Segment
The continued recovery of real estate markets from the recent recession is dependent upon forecasted moderate economic growth which, if significantly slower than expected, could have a negative impact on the performance of our investment portfolio.
The U.S. economy’s ongoing recovery remains fragile, and could be slowed or halted by significant external events. As a result, real estate markets could perform lower than expected as a result of reduced tenant demand. A severe weakening of the economy or a renewed recession could also lead to higher tenancy default and vacancy rates, which could create an oversupply of rentable space, increased property concessions and tenant improvement expenditures and reduced rental rates to maintain occupancies. There can be no assurance that our real estate investments will not be adversely impacted by a severe slowing of the economy or renewed recession. Tenant defaults, fluctuations in interest rates, limited availability of capital and other economic conditions beyond our control could negatively impact our portfolio and decrease the value of your investment.
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. Further,we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under our loan agreements. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result, our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make dividends to our stockholders may be materially and adversely affected.
If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
Difficult conditions in the commercial real estate markets may cause us to experience market losses related to our holdings and, accordingly, may affect our results of operations and reduce cash available to pay dividends to our stockholders.
Our results of operations may be affected by conditions in the real estate markets, the financial markets and the economy generally which may cause commercial real estate values, including the values of our properties, and market rental rates, including rental rates that we are able to charge, to decline. The deterioration of the real estate market may cause us to record losses on our assets, reduce the proceeds we receive upon sale or refinance of our assets or adversely impact our ability to lease our properties. Declines in the market values of our properties may also adversely affect our credit availability, which may reduce earnings and, in turn, cash available for dividends to our stockholders. Economic and credit market conditions may also cause one or more of the tenants to whom we have exposure to fail or default in their payment obligations, which could cause us to record material losses or a material reduction in our cash flows.
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
We engage in build-to-suit programs and acquisition of properties under development. In connection with these businesses, we enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may advance significant amounts in connection with certain development projects as well.

As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases.
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
Additional Risks Relating to our Cole Capital Segment
Cole Capital, which was acquired from Cole, is subject to risks that are particular to their role as sponsor and dealer manager for direct investment program offerings.
Cole Capital, including Cole Capital Corporation, which was Cole’s broker-dealer subsidiary and is a wholesale broker-dealer registered with the SEC and a member firm of FINRA, is subject to various risk and uncertainties that are common in the securities industry. Such risks and uncertainties include:

•	the volatility of financial markets;

•	extensive governmental regulation;

•	litigation; and

•	intense competition.
Cole Capital, which involves sponsoring and distributing interests in direct investment programs, will depend on a number of factors including our ability to enter into agreements with broker-dealers and independent investment advisors who will sell interests to their clients, our success in investing the proceeds of each offering, managing the properties acquired and generating cash flow to make distributions to investors in our direct investment programs and our success in entering into liquidity event for the direct investment programs. We are subject to competition from other sponsors and dealer managers of direct investment programs and other investments, and there can be no assurance that this business will be successful.
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
In addition, Cole Capital is subject to risks that are particular to its function as a wholesale broker-dealer and sponsoring non-traded REITs. For example, the broker-dealer provides substantial promotional support to broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other mass forms of communication. Due to Cole Capital acting as a sponsor of non-traded REITs and the volume of materials that Cole Capital Corporation may provide throughout the course of an offering, much of Cole Capital’s activities may be scrutinized by regulators. We and Cole Capital Corporation may be exposed to significant liability under federal and state securities laws. Additionally, Cole Capital Corporation may be subject to fines and suspension from the SEC and FINRA. For a description of recent developments that affected Cole Capital, see “– Following the announcements made by the Company on October 29, 2014 that certain of its financial statements could no longer be relied upon, various broker-dealers and clearing firms participating in offerings of Cole Capital’s Managed REITs suspended sales activity with Cole Capital, resulting in a significant decrease in capital raising activity and, consequently, a decline in the overall revenue generated by Cole Capital. While the Company has completed the Restatement and has become current in its filings with the SEC, and certain of the broker-dealers and the clearing firms have reengaged with Cole Capital, there can be no assurance that the remaining broker-dealers participating in the initial public offerings of Cole Capital’s Managed REITs will reengage with Cole Capital on a timely basis or at all. Therefore, the long-term capital raising activity and financial success of Cole Capital could be adversely affected.
Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.
Our broker-dealer subsidiary is required to maintain certain levels of minimum net capital subject to the SEC’s net capital rule. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all the activities of a broker-dealer. Our broker-dealer subsidiary may not be able to maintain adequate net capital, or its net capital may fall below requirements established by the SEC, and it may be subject to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect our broker-dealer’s ability to expand or even maintain its present levels of business, which could have a material adverse effect on its business of sponsoring and distributing interests in direct investment programs. In addition, our broker-dealer subsidiary may become subject to net capital requirements in other foreign jurisdictions to the extent it commences operations abroad. We cannot predict its future capital needs or its ability to obtain additional financing.
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

Risks Related to our Organization and Structure
We are a holding company with no direct operations. As a result, we rely on funds received from the Operating Partnership to pay liabilities and dividends, our stockholders’ claims will be structurally subordinated to all liabilities of the Operating Partnership and our stockholders do not have any voting rights with respect to the Operating Partnership’s activities, including the issuance of additional OP Units.
We are a holding company and conduct all of our operations through the Operating Partnership. We do not have, apart from our ownership of the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet any of our obligations, including tax liability on taxable income allocated to us from the Operating Partnership (which might make distributions to us not equal to the tax on such allocated taxable income).
In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
As of June 30, 2015, we owned approximately 97.4% of the OP Units in the Operating Partnership. However, the Operating Partnership may issue additional OP Units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders will not directly own any OP Units, they will not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.
Our charter and bylaws and Maryland law contain provisions that may delay or prevent a change of control transaction.
Our charter, subject to certain exceptions, limits any person to actual or constructive ownership of no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retroactively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from the ownership limits to any person whose ownership, direct or indirect, in excess of the 9.8% ownership limit would cause us to fail to qualify as a REIT. In addition, our charter provides that we may not consolidate, merge, sell all or substantially all of our assets or engage in a share exchange unless such actions are approved by the affirmative vote of at least two-thirds of the Board of Directors. The ownership limits and the other restrictions on ownership and transfer of our stock and the Board approval requirements contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
The Board of Directors may create and issue a class or series of common or preferred stock without stockholder approval.
The Board of Directors is empowered under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. The Board of Directors may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our capital stock. The issuance of any such stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.
Certain provisions in the LPA may delay or prevent unsolicited acquisitions of us.
Certain provisions in the LPA may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	the ability of the General Partner in some cases to amend the LPA without the consent of the limited partners;

•
the right of the limited partners to consent to transfers of the general partnership interest of the General Partner and mergers or consolidations of our company under specified limited circumstances; and

•	restrictions relating to our qualification as a REIT under the Internal Revenue Code.
The LPA also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Tax protection provisions on certain properties could limit our operating flexibility.
We have agreed with the ARC Real Estate Partners, LLC, an affiliate of the Former Manager, to indemnify it against adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the continuing properties acquired by us in the formation transactions, in a taxable transaction. However, we can sell these properties in a taxable transaction if we pay ARC Real Estate Partners, LLC cash in the amount of its tax liabilities arising from the transaction and tax payments. These tax protection provisions apply until September 6, 2021, which is the 10th anniversary of the closing of our IPO. Although it may be in our stockholders’ best interest that we sell a property, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for ARC Real Estate Partners, LLC to guarantee. We agreed to these provisions in order to assist ARC Real Estate Partners, LLC in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.
The Company’s fiduciary duties as sole general partner of the Operating Partnership could create conflicts of interest.
The Company has fiduciary duties to the Operating Partnership and the limited partners in the Operating Partnership, the discharge of which may conflict with the interests of its stockholders. The LPA provides that, in the event of a conflict between the duties owed by the Company’s directors to the Company and the duties that the Company owes in its capacity as the sole general partner of the Operating Partnership to the Operating Partnership’s limited partners, the Company’s directors are under no obligation to give priority to the interests of such limited partners. As a holder of OP Units, the Company will have the right to vote on certain amendments to the LPA (which require approval by a majority in interest of the limited partners, including the Company) and individually to approve certain amendments that would adversely affect their rights, as well as the right to vote on mergers and consolidations of the Company in its capacity as sole general partner of the Operating Partnership in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of the Company’s stockholders. For example, the Company cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the LPA, without their consent, even though modifying such rights might be in the best interest of the Company’s stockholders generally.
The Board of Directors may change significant corporate policies without stockholder approval.
Our investment, financing, borrowing and dividend policies and our policies with respect to other activities, including growth, debt, capitalization and operations, will be determined by the Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, the Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to make distributions to our stockholders.
We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive team and staff. While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. Additionally, integration of the Recent Acquisitions can be disruptive and may lead to the departure of key employees. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could seriously damage our business and adversely affect our results of operations.

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
Risks Relating to the Recent Acquisitions
We could incur liability as a result of an adverse judgment in litigation challenging one or more of our Recent Acquisitions, including the Cole Merger, the CapLease Merger and the ARCT III Merger.
The Company remains a party to a number of putative shareholder class action lawsuits filed in connection with certain of the Company’s past acquisitions, including the Cole Merger, the CapLease Merger and the ARCT III Merger. Most of these actions generally allege that the acquired company’s officers and/or directors breached fiduciary duties owed to the acquired company’s stockholders, and that certain entity defendants, including the Company, aided and abetted those breaches. See Note 14 – Commitments and Contingencies to the Consolidated Financial Statements in this report for further information regarding the Company’s pending litigation.
We cannot assure you as to the outcome of these lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims.
Our future results will suffer if we do not effectively manage our expanded portfolio and operations following the Recent Acquisitions.
Following the Recent Acquisitions, we have an expanded portfolio and operations and may continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
The General Partner may be unable to integrate its recently acquired portfolios and other businesses with its business successfully and realize the potential synergies and related benefits of such transactions and other future acquisitions.
The General Partner’s consummation of recent acquisitions and mergers involves the combination of companies that, prior to the consummation thereof, operated as independent companies, and the combination of certain portfolios of properties. The General Partner may be required to devote significant management attention and resources to integrating its business practices and operations with these entities and portfolios. Potential difficulties the General Partner may encounter in the integration process include the following:

•
the inability to successfully combine its business with other busineses and portfolios, in each case in a manner that permits the combined company to achieve the anticipated cost savings, which would result in the anticipated benefits of the mergers and acquisitions not being realized in the timeframe anticipated or at all;

•	the additional complexities of combining companies with different histories, cultures, potential regulatory restrictions, markets and tenant bases;

•	the inability to divest certain acquired assets not fundamental to its business;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the combinations; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the mergers and acquisitions described above and integrating the operations related thereto.
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
U.S. Federal Income and Other Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2011 and believe we have operated, and intend to operate, in a manner that has allowed us to have qualified as a REIT and will allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if the Board of Directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we have been or will be successful in qualifying to be taxed as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could result in our disqualification as a REIT for past or future periods.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even with our REIT qualification, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even with our REIT qualification, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. In addition, we may not make sufficient dividends to avoid income and excise taxes on retained income. We also may decide to retain net capital gain we earn from the sale or other disposition of our property or other assets and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated for federal income tax purposes as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investments.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, while we qualify as a REIT, we generally will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction and/or (c) structuring certain dispositions of our properties to comply with the requirements of a prohibited transaction “safe harbor” available under the Internal Revenue Code for properties that, among other requirements, have been held for at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our TRSs, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our TRSs are subject to corporate-level taxes and our dealings with our TRSs may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, as of the end of each calendar quarter, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.
A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to advisory agreements with the Managed REITs. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. The rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If our operating partnership failed to qualify as a partnership or was not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our failing to qualify as a REIT, and becoming subject to a corporate-level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investments. In addition, if one or more of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, then it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
We may choose to make distributions in our own stock, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash distributions stockholders receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make taxable stock distributions, such as distributions that are payable in cash and/or shares of our common stock at the election of each stockholder. Taxable stockholders receiving taxable stock distributions will be required to include the amount of such distributions (i.e., the value of the stock received plus the amount of any cash received) as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
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
Dividends that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our dividends may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our TRSs, or (3) constitute a nondividend distribution generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A nondividend distribution is not taxable to the extent of a stockholder’s adjusted basis in our common stock, but instead has the effect of reducing such adjusted basis, but not below zero, in our common stock. Any nondividend distribution in excess of a stockholder’s adjusted basis in our common stock, will be taxed to such stockholder as long term capital gain if such stockholder held our common shares for more than one year, or short term capital gain, if the shares of our stock have been held for one year or less.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum federal tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (not including the net investment income tax). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of the Board of Directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce dividends to our stockholders.
Our charter provides that the Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may incur adverse tax consequences if ARCT III, CapLease, ARCT IV or Cole has failed qualify as a REIT for U.S. federal income tax purposes.
If ARCT III, CapLease, ARCT IV or Cole has failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to the ARCT III Merger, the CapLease Merger, the ARCT IV Merger or the Cole Merger, respectively, we may inherit significant tax liabilities and could fail to qualify as a REIT should disqualifying activities continue after the mergers.

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
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides the Board of Directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. The Board of Directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by the Board of Directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on dividends received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. If received by non-U.S. stockholders, such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as, and to the extent, may be specified by an applicable income tax treaty, unless the dividends are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, by us generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a distribution of USRPI gain will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States; and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one year period ending on the date of such distribution. We anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, although, no assurance can be given that this will be the case.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be publicly traded, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
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
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are tax-exempt stockholders.
Even if we qualify as a REIT for federal income tax purposes and incur no federal corporate or excise taxes on our federal taxable income, we may still be subject to various taxes in the state, local and foreign taxing jurisdictions in which we directly or indirectly own properties or otherwise conduct business.
Not all taxing jurisdictions recognize the favorable tax treatment afforded to REITs under the Internal Revenue Code. As such, we may be subject to regular corporate net income taxes in certain state, local or foreign taxing jurisdictions. In addition, we, the Operating Partnership, our TRSs, and/or other entities through which we conduct our business may also be subject to state, local or foreign income, franchise, sales, transfer, excise or other taxes. Any taxes that we incur directly or indirectly will reduce our cash available for distribution to our stockholders. Additionally, changes in state, local or foreign tax law could reduce the cash flow from certain investments made by us and could make such investments less attractive to potential buyers when we seek to liquidate such investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement:”
Credit Agreement Amendment
On July 31, 2015, the General Partner and the OP entered into the Second Amendment (as defined in Note 10 – Debt). Pursuant to the Second Amendment, the maximum capacity under the Credit Facility was reduced from $3.6 billion to $3.3 billion, which included a reduction in the size of the $2.45 billion revolving credit facility to $2.3 billion and the elimination of the $150.0 million multicurrency revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility was reduced from $50.0 million to $25.0 million.
In respect of financial covenants, the Second Amendment reduced the Company’s minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion. For the purposes of determining Unencumbered Asset Value, the Company is permitted to include restaurant properties representing more than 30% of its Unencumbered Asset Value in such calculation such that: (i) from July 1, 2015 to June 29, 2016, up to 40% of the Unencumbered Asset Value may be comprised of restaurant properties; and (ii) from June 30, 2016 to December 30, 2016, up to 35% of the Unencumbered Asset Value may be comprised of restaurant properties. From December 31, 2016 on, the maximum percentage of Unencumbered Asset Value attributable to restaurant properties will be reduced back down to 30%. In connection with the Second Amendment, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse customary expenses of the arrangers.
The foregoing description of the Second Amendment is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.10.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers:”
Upcoming Changes to the General Partner’s Board of Directors
On August 4, 2015, Thomas A. Andruskevich and William G. Stanley notified the General Partner’s board of directors that they would not stand for re-election at the General Partner’s 2015 annual meeting of stockholders to be held on September 29, 2015. In connection therewith, the General Partner’s board of directors approved the accelerated vesting of 2,400 and 3,841 Restricted Shares (each representing 2014 annual equity retainers) held by Messrs. Andruskevich and Stanley, respectively, to be effective at such time as they cease being members of the General Partner’s board of directors (their “Departure Dates”). Further, the General Partner’s board of directors approved the accelerated vesting of 6,000 of the 32,000 Restricted Shares Mr. Stanley holds which were issued to him in connection with the completion of the General Partner’s transition to self-management on January 8, 2014 (the “Self-Management Award”). The 6,000 Restricted Shares represent nine months of service by Mr. Stanley from January 8, 2015 (the previous vesting date) to the Departure Date. In connection therewith, Mr. Stanley notified the General Partner’s board of directors that he would not ask its members to accelerate the vesting of the remaining 26,000 Restricted Shares comprising the Self-Management Award and, accordingly, agreed to forfeit such shares upon his Departure Date. Deferred Stock Units issued to each of Messrs. Andruskevich and Stanley in respect of their 2015 annual equity retainers will be fully settled in accordance with their terms upon the Departure Dates.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year:”
Changes in Corporate Governance Practices
The Board adopted the following changes to the General Partner’s corporate governance practices.
Amendment to Articles of Amendment and Restatement - Opt-Out from Maryland Unsolicited Takeover Act Provision
The Board, as permitted under Section 3-802(c) of the Maryland General Corporation Law (the “MGCL”), adopted an amendment (the “Articles Supplementary”) to the General Partner’s Articles of Amendment and Restatement pursuant to which the General Partner has opted out of the provisions of Section 3-803 of the MGCL (Subtitle 8, Title 3 of the MGCL is commonly referred as the Maryland Unsolicited Takeover Act or “MUTA”), which would otherwise allow the Board to unilaterally divide itself into staggered classes. The Articles Supplementary became effective upon filing with the State Department of Assessments and Taxation of Maryland on August 5, 2015. The opt-out is irrevocable unless approved by an affirmative vote of at least a majority of the votes cast on the matter by stockholders which are entitled to vote generally in the election of directors.
A copy of the Articles Supplementary is attached to this Quarterly Report on Form 10-Q as Exhibit 3.10.
Bylaws Amendment - Adoption of a Majority Voting Standard and Proxy Access Bylaw and Additional Opt-outs from Permitted Takeover Defenses
The Board, as permitted under the MGCL and pursuant to the General Partner’s bylaws (the “Bylaws”), adopted amendments to the Bylaws (the “Bylaws Amendment”) effective August 5, 2015 (except for the proxy access bylaw, as described below), which address the following:

(i)
amendment to adopt a majority voting standard for directors in uncontested elections - the plurality voting standard, which was previously applicable to all elections of directors, will remain applicable in contested elections (where a stockholder nomination of a director has been properly made and not revoked);

(ii)
amendment to effectuate permanent opt-outs from the provisions of each of the Control Share Acquisition Act (contained in Title 3, Subtitle 7 of the MGCL) and Business Combinations Act (contained in Title 3, Subtitle 7 of the MGCL), both of which opt-outs may not be revoked without the affirmative vote of a majority of the votes cast on the applicable matter by the General Partner’s stockholders; and

(iii)
effective as of January 1, 2016, an amendment to adopt proxy access provisions requiring the General Partner to include in its annual proxy statement nominees for election of up to 25% of the Board that have been nominated by stockholders. To be eligible to nominate directors for election, a stockholder or limited group of stockholders must have owned 3% or more of the General Partner’s common stock for at least three years as of the applicable nomination deadline.

The foregoing description of the Bylaws Amendment is qualified in its entirety by reference to the full text of the Bylaws Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.15.
Director Resignation Policy
In connection with the General Partner’s adoption of a majority voting standard for uncontested elections as described above, the Board concurrently adopted a director resignation policy, effective August 5, 2015, whereby an incumbent director who does not receive the requisite majority of votes in an uncontested election must tender his or her resignation to the Board for consideration. Such resignation may specify that it will only be effective upon its acceptance by the Board within 90 days following certification of the stockholder vote. The Board expects that a director whose resignation is under consideration shall abstain from participating in any decision regarding his or her resignation. If the resignation is not accepted, the director will continue to serve until the next annual meeting and until the director’s successor is duly elected and qualified or until the director’s earlier resignation or removal. The Nominating and Corporate Governance Committee and the Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation.
Stockholder Rights Plan Policy
The Board adopted a stockholder rights plan policy, effective August 5, 2015, whereby the Board has agreed that it will not adopt a stockholder rights plan (a “poison pill”) unless stockholders approve such rights plan in advance or alternatively, if the Board does adopt a rights plan, the General Partner will submit the rights plan to stockholders for ratification within 12 months of adoption and, if such ratification is not secured within 12 months from adoption, the rights plan will automatically terminate.
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

VEREIT, INC.
By:	/s/ Michael J. Sodo
Michael J. Sodo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

VEREIT OPERATING PARTNERSHIP, L.P.
By: VEREIT, Inc., its sole general partner
By:	/s/ Michael J. Sodo
Michael J. Sodo
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: August 6, 2015

EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of VEREIT, Inc.
3.2 (2)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of VEREIT, Inc., dated May 10, 2012.
3.3 (3)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of VEREIT, Inc., dated July 24, 2012.
3.4 (4)	Articles Supplementary Relating to the Series C Convertible Preferred Stock of VEREIT, Inc., dated June 6, 2013.
3.5 (5)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective July 2, 2013.
3.6 (6)	Articles Supplementary Relating to the Series D Cumulative Convertible Preferred Stock of VEREIT, Inc., filed November 8, 2013.
3.7 (7)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective December 9, 2013.
3.8 (8)	Articles Supplementary Relating to the 6.70% Series F Cumulative Redeemable Preferred Stock of VEREIT, Inc., dated January 2, 2014.
3.9 (9)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., dated July 28, 2015.
3.10*	Articles Supplementary to Articles of Amendment and Restatement of VEREIT, Inc., dated August 5, 2015.
3.11 (10)	Bylaws of VEREIT, Inc.
3.12 (11)	Amendment No. 1 to VEREIT, Inc.’s bylaws, effective as of February 7, 2014.
3.13 (12)	Amendment No. 2 to VEREIT, Inc.’s bylaws, effective December 31, 2014.
3.14 (9)	Amendment No. 3 to VEREIT, Inc.’s bylaws, effective July 28, 2015.
3.15*	Amendment No. 4 to VEREIT, Inc.’s bylaws, effective August 5, 2015.
3.16 (13)	Certificate of Limited Partnership of VEREIT Operating Partnership, L.P.
3.17*	Amendment to Certificate of Limited Partnership of VEREIT Operating Partnership, L.P., effective July 28, 2015.
4.1(14)	Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., effective January 3, 2014.
4.2*	First Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated January 26, 2015.
4.3*	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated July 28, 2015.
10.1*	Amended and Restated Employment Letter, dated as of May 11, 2015, by and between VEREIT, Inc. and Gavin Brandon.
10.2*	Amended and Restated Employee Confidentiality and Non-Competition Agreement, dated May 11, 2015, executed by Gavin Brandon.
10.3*	Amended and Restated Employment Letter, dated as of May 11, 2015, by and between VEREIT, Inc. and Thomas Roberts.
10.4*	Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg.
10.5*	Separation Agreement and General Release, dated June 10, 2015, by and between VEREIT, Inc., Equity Fund Advisors, Inc. and Michael T. Ezzell.
10.6*	Amended and Restated Employment Letter, dated as of June 16, 2015, by and between Equity Fund Advisors, Inc. and William C. Miller.
10.7*	Form of Deferred Stock Unit Award Agreement to be entered into with Non-Executive Directors pursuant to the VEREIT, Inc. Equity Plan.
10.8*	Form of Time-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan.
10.9*	Form of Performance-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan.
10.10*	Second Amendment to Credit Agreement, entered into among VEREIT Operating Partnership, L.P., VEREIT, Inc., the lenders party thereto and Wells Fargo Bank, National Association, dated July 31, 2015.
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*
Certification of the Chief Executive Officer of VEREIT, Inc., the sole general partner of VEREIT Operating Partnership, L.P., pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of the Chief Financial Officer of VEREIT, Inc., the sole general partner of VEREIT Operating Partnership, L.P., pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1*	Written statements of the Chief Executive Officer of VEREIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Written statements of the Chief Financial Officer of VEREIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*
Written statements of the Chief Executive Officer of VEREIT, Inc., the sole general partner of VEREIT Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*
Written statements of the Chief Financial Officer of VEREIT, Inc., the sole general partner of VEREIT Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on July 5, 2011.

(2)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 15, 2012.

(3)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 30, 2012.

(4)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 12, 2013.

(5)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 9, 2013.

(6)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 15, 2013.

(7)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on December 19, 2013.

(8)	Previously filed with the Registration Statement on Form 8-A filed with the SEC on January 3, 2014.

(9)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 28, 2015.

(10)	Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on June 13, 2011.

(11)	Previously filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014.

(12)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 5, 2015.

(13)	Previously filed with the Registration Statement on Form S-4 (Registration No. 333-197780-01) filed with the SEC on August 1, 2014.

(14)	Previously filed with Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015.