Form 10-Q
period 2015-09-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2015-11-05
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
As of November 3, 2015, there were 904,960,924 shares of common stock outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
For the quarterly period ended September 30, 2015

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	-1
Consolidated Balance Sheets of VEREIT, Inc. as of September 30, 2015 and December 31, 2014 (Unaudited)	-1
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	2
Consolidated Statements of Comprehensive Income (Loss) of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	3
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	4
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	5
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of September 30, 2015 and December 31, 2014 (Unaudited)	6
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	7
Consolidated Statements of Comprehensive Income (Loss) of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	8
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	9
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)	10
Notes to Consolidated Financial Statements as of September 30, 2015 (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3. Quantitative and Qualitative Disclosures About Market Risk	73
Item 4. Controls and Procedures	73
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	79
Item 1A. Risk Factors	79
Item 2. Unregistered Sales of Equity Securities	79
Item 3. Defaults Upon Securities	79
Item 4. Mine Safety Disclosures	79
Item 5. Other Information	79
Item 6. Exhibits	79
Signatures	80

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	September 30, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,257,396	$3,472,298
Buildings, fixtures and improvements	11,615,474	12,307,758
Land and construction in progress	37,356	77,450
Intangible lease assets	2,313,369	2,435,054
Total real estate investments, at cost	17,223,595	18,292,560
Less: accumulated depreciation and amortization	1,595,667	1,034,122
Total real estate investments, net	15,627,928	17,258,438
Investment in unconsolidated entities	57,247	98,053
Investment in direct financing leases, net	49,244	56,076
Investment securities, at fair value	54,455	58,646
Loans held for investment, net	40,002	42,106
Cash and cash equivalents	171,659	416,711
Restricted cash	47,775	62,651
Intangible assets, net	127,835	150,359
Deferred costs and other assets, net	385,806	389,922
Goodwill	1,828,005	1,894,794
Due from affiliates	66,981	86,122
Real estate assets held for sale, net	247,951	1,261
Total assets	$18,704,888	$20,515,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and other debt, net	$3,210,413	$3,805,761
Corporate bonds, net	2,547,059	2,546,499
Convertible debt, net	981,031	977,521
Credit facility	2,110,000	3,184,000
Below-market lease liabilities, net	264,232	317,838
Accounts payable and accrued expenses	164,204	163,025
Deferred rent, derivative and other liabilities	114,343	127,611
Distributions payable	137,647	9,995
Due to affiliates	241	559
Mortgage notes payable associated with assets held for sale	118,493	—
Total liabilities	9,647,663	11,132,809
Commitments and contingencies (Note 14)	—	—
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of September 30, 2015 and December 31, 2014	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 904,960,234 and 905,530,431 issued and outstanding as of September, 30, 2015 and December 31, 2014, respectively	9,050	9,055
Additional paid-in-capital	11,928,184	11,920,253
Accumulated other comprehensive (loss) income	(9,806)	2,728
Accumulated deficit	(3,085,906)	(2,778,576)
Total stockholders’ equity	8,841,950	9,153,888
Non-controlling interests	215,275	228,442
Total equity	9,057,225	9,382,330
Total liabilities and equity	$18,704,888	$20,515,139
The accompanying notes are an integral part of these statements.

-1

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$333,766	$365,712	$1,017,708	$924,646
Direct financing lease income	659	625	2,097	2,812
Operating expense reimbursements	22,983	30,984	71,269	81,716
Cole Capital revenue	27,546	59,797	81,569	151,276
Total revenues	384,954	457,118	1,172,643	1,160,450
Operating expenses:
Cole Capital reallowed fees and commissions	3,896	15,398	9,637	56,902
Acquisition related (1)	1,764	13,998	5,509	34,616
Merger and other non-routine transactions (2)	8,957	7,632	42,244	175,352
Property operating	31,950	40,977	95,547	110,018
Management fees to affiliates	—	—	—	13,888
General and administrative (3)	32,842	30,213	99,906	122,806
Depreciation and amortization	208,542	265,150	645,196	689,731
Impairments	—	2,299	85,341	3,855
Total operating expenses	287,951	375,667	983,380	1,207,168
Operating income (loss)	97,003	81,451	189,263	(46,718)
Other (expense) income:
Interest expense, net	(89,530)	(101,643)	(275,801)	(326,491)
Extinguishment and forgiveness of debt, net	—	(5,396)	5,302	(21,264)
Other income, net	3,401	8,687	12,791	17,104
Gain on disposition of interest in joint venture	6,729	—	6,729	—
Loss on derivative instruments, net	(1,420)	(17,484)	(2,137)	(10,398)
Gain on sale of investments	—	6,357	—	6,357
Total other expenses, net	(80,820)	(109,479)	(253,116)	(334,692)
Income (loss) before income and franchise taxes and loss on disposition of real estate and held for sale assets	16,183	(28,028)	(63,853)	(381,410)
Loss on disposition of real estate and held for sale assets, net	(6,542)	(256,894)	(62,584)	(275,768)
Income (loss) before income and franchise taxes	9,641	(284,922)	(126,437)	(657,178)
(Provision for) benefit from income and franchise taxes	(1,500)	(3,125)	(4,824)	6,693
Net income (loss)	8,141	(288,047)	(131,261)	(650,485)
Net (income) loss attributable to non-controlling interests	(612)	7,649	2,298	23,923
Net income (loss) attributable to the Company	$7,529	$(280,398)	$(128,963)	$(626,562)

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.35)	$(0.20)	$(0.94)
Distributions declared per common share	$0.14	$0.25	$0.14	$0.79
_______________________________________________

(1)
Includes $1.7 million of expenses incurred during the nine months ended September 30, 2014, paid to affiliates. No such expenses were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2015.

(2)
Includes $137.8 million of expenses incurred during the nine months ended September 30, 2014, paid to affiliates. No such expenses were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2015.

(3)
Includes $60,000 and $16.1 million of expenses incurred during the three and nine months ended September 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and nine months ended September 30, 2015.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$8,141	$(288,047)	$(131,261)	$(650,485)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives	(10,076)	5,800	(21,057)	(7,896)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	2,787	2,669	8,316	6,784
Unrealized (loss) gain on investment securities, net	(918)	725	(232)	9,698
Reclassification of previous unrealized (loss) gain on investment securities into net loss	—	(7,652)	110	(7,652)
Total other comprehensive (loss) income	(8,207)	1,542	(12,863)	934

Total comprehensive loss	(66)	(286,505)	(144,124)	(649,551)
Comprehensive (income) loss attributable to non-controlling interests	(283)	7,649	2,627	23,923
Total comprehensive loss attributable to the Company	$(349)	$(278,856)	$(141,497)	$(625,628)

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(183,492)	(1)	(1,633)	—	—	(1,634)	—	(1,634)
Equity-based compensation, net of forfeitures	—	—	(386,705)	(4)	10,193	—	—	10,189	—	10,189
Tax shortfall from equity-based compensation	—	—	—	—	(629)	—	—	(629)	—	(629)
Distributions declared on common stock	—	—	—	—	—	—	(124,225)	(124,225)		(124,225)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(16,879)	(16,879)
Distributions to participating securities	—	—	—	—	—	—	(222)	(222)	—	(222)
Distributions to preferred shareholders	—	—	—	—	—	—	(53,920)	(53,920)	—	(53,920)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	6,339	6,339
Net loss	—	—	—	—	—	—	(128,963)	(128,963)	(2,298)	(131,261)
Other comprehensive loss	—	—	—	—	—	(12,534)	—	(12,534)	(329)	(12,863)
Balance, September 30, 2015	42,834,138	$428	904,960,234	$9,050	$11,928,184	$(9,806)	$(3,085,906)	$8,841,950	$215,275	$9,057,225

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2014	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock (1)	—	—	662,305,318	6,623	8,916,830	—	—	8,923,453	—	8,923,453
Conversion of Common OP Units to common stock	—	—	1,098,074	11	16,264	—	—	16,275	(16,275)	—
Conversion of Preferred OP Units to Series F Preferred Stock	622,836	6	—	—	12,464	—	—	12,470	(12,470)	—
Issuance of restricted share awards, net	—	—	5,326,404	54	(4,310)	—	—	(4,256)	—	(4,256)
Equity-based compensation, net of forfeitures	—	—	—	—	23,183	—	—	23,183	9,622	32,805
Distributions declared on common stock	—	—	—	—	—	—	(593,846)	(593,846)	—	(593,846)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(28,809)	(28,809)
Distributions to participating securities	—	—	—	—	—	—	(3,617)	(3,617)	—	(3,617)
Distributions to preferred shareholders	—	—	—	—	—	—	(80,749)	(80,749)	—	(80,749)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Net loss	—	—	—	—	—	—	(626,562)	(626,562)	(23,923)	(650,485)
Other comprehensive loss	—	—	—	—	—	934	—	934	—	934
Balance, September 30, 2014	42,822,383	$428	907,964,521	$9,080	$11,905,338	$8,600	$(2,182,731)	$9,740,715	$262,175	$10,002,890
_______________________________________________
(1) Includes $2.2 million issued to affiliates of the Former Manager (as defined in Note 15 – Equity) for the nine months ended September 30, 2014.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(131,261)	$(650,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	—	92,884
Depreciation and amortization	660,715	744,545
Loss on real estate assets and interest in joint venture, net	55,855	275,768
Impairments	85,341	3,855
Equity-based compensation	10,189	32,805
Equity in income of unconsolidated entities	(1,611)	(247)
Distributions from unconsolidated entities	9,578	6,149
Loss on derivative instruments	2,137	10,398
Gain on sale and unrealized gains of investments securities	(65)	(6,357)
Gain on extinguishment and forgiveness of debt	(5,307)	(14,637)
Changes in assets and liabilities:
Investment in direct financing leases	1,503	1,147
Deferred costs and other assets	(59,509)	(116,614)
Due from affiliates	19,141	(2,365)
Accounts payable and accrued expenses	6,679	(53,434)
Deferred rent, derivative and other liabilities	(24,939)	(20,748)
Due to affiliates	(318)	(37,520)
Net cash provided by operating activities	628,128	265,144
Cash flows from investing activities:
Investments in real estate and other assets	(10,207)	(3,517,290)
Acquisition of real estate businesses, net of cash acquired	—	(756,232)
Capital expenditures and leasing costs	(10,880)	(33,378)
Real estate developments	(51,863)	(33,610)
Principal repayments received from borrowers	6,043	5,091
Investments in unconsolidated entities	—	(2,699)
Proceeds from disposition of interest in joint venture	43,041	—
Proceeds from disposition of real estate assets, net	370,229	129,212
Investment in leasehold improvements, property and equipment	—	(11,074)
Proceeds from sale of investments	229	159,049
Deposits for real estate assets	(15,105)	(205,896)
Uses and refunds of deposits for real estate assets	42,619	278,362
Line of credit advances to affiliates	(10,000)	(130,300)
Line of credit repayments from affiliates	10,000	80,300
Change in restricted cash	10,488	(18,709)
Net cash provided by (used in) investing activities	384,594	(4,057,174)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,379	1,007,787
Payments on mortgage notes payable and other debt	(113,570)	(1,137,329)
Proceeds from credit facilities	—	5,689,000
Payments on credit facilities	(1,074,000)	(4,708,800)
Proceeds from corporate bonds	—	2,545,760
Payments of deferred financing costs	(2,412)	(92,233)
Repurchases of common stock for tax obligation	(1,634)	—
Proceeds from issuances of common stock, net of offering costs	—	1,593,345
Redemption of Series D Preferred Stock	—	(316,126)
Contributions from non-controlling interest holders	—	982
Distributions paid	(67,537)	(697,771)
Net cash (used in) provided by financing activities	(1,257,774)	3,884,615
Net change in cash and cash equivalents	(245,052)	92,585
Cash and cash equivalents, beginning of period	416,711	52,725
Cash and cash equivalents, end of period	$171,659	$145,310
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,257,396	$3,472,298
Buildings, fixtures and improvements	11,615,474	12,307,758
Land and construction in progress	37,356	77,450
Intangible lease assets	2,313,369	2,435,054
Total real estate investments, at cost	17,223,595	18,292,560
Less: accumulated depreciation and amortization	1,595,667	1,034,122
Total real estate investments, net	15,627,928	17,258,438
Investment in unconsolidated entities	57,247	98,053
Investment in direct financing leases, net	49,244	56,076
Investment securities, at fair value	54,455	58,646
Loans held for investment, net	40,002	42,106
Cash and cash equivalents	171,659	416,711
Restricted cash	47,775	62,651
Intangible assets, net	127,835	150,359
Deferred costs and other assets, net	385,806	389,922
Goodwill	1,828,005	1,894,794
Due from affiliates	66,981	86,122
Assets held for sale	247,951	1,261
Total assets	$18,704,888	$20,515,139

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$3,210,413	$3,805,761
Corporate bonds, net	2,547,059	2,546,499
Convertible debt, net	981,031	977,521
Credit facility	2,110,000	3,184,000
Below-market lease liabilities, net	264,232	317,838
Accounts payable and accrued expenses	164,204	163,025
Deferred rent, derivative and other liabilities	114,343	127,611
Distributions payable	137,647	9,995
Due to affiliates	241	559
Mortgage notes payable associated with assets held for sale	118,493	—
Total liabilities	9,647,663	11,132,809
Commitments and contingencies (Note 14)	—	—
General partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of September 30, 2015 and December 31, 2014	943,067	996,987
General partner's common equity, 904,960,234 and 905,530,431 General Partner OP Units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	7,899,149	8,157,167
Limited partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of September 30, 2015 and December 31, 2014	3,375	3,375
Limited partner's common equity, 23,763,797 Limited Partner OP Units issued and outstanding as of each of September 30, 2015 and December 31, 2014	194,009	201,102
Total partners’ equity	9,039,600	9,358,631
Non-controlling interests	17,625	23,699
Total equity	9,057,225	9,382,330
Total liabilities and equity	$18,704,888	$20,515,139
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$333,766	$365,712	$1,017,708	$924,646
Direct financing lease income	659	625	2,097	2,812
Operating expense reimbursements	22,983	30,984	71,269	81,716
Cole Capital revenue	27,546	59,797	81,569	151,276
Total revenues	384,954	457,118	1,172,643	1,160,450
Operating expenses:
Cole Capital reallowed fees and commissions	3,896	15,398	9,637	56,902
Acquisition related (1)	1,764	13,998	5,509	34,616
Merger and other non-routine transactions (2)	8,957	7,632	42,244	175,352
Property operating	31,950	40,977	95,547	110,018
Management fees to affiliates	—	—	—	13,888
General and administrative (3)	32,842	30,213	99,906	122,806
Depreciation and amortization	208,542	265,150	645,196	689,731
Impairments	—	2,299	85,341	3,855
Total operating expenses	287,951	375,667	983,380	1,207,168
Operating income (loss)	97,003	81,451	189,263	(46,718)
Other (expense) income:
Interest expense, net	(89,530)	(101,643)	(275,801)	(326,491)
Extinguishment and forgiveness of debt, net	—	(5,396)	5,302	(21,264)
Other income, net	3,401	8,687	12,791	17,104
Gain on disposition of interest in joint venture	6,729	—	6,729	—
Gain (loss) on derivative instruments, net	(1,420)	(17,484)	(2,137)	(10,398)
Gain (loss) on sale of investments	—	6,357	—	6,357
Total other expenses, net	(80,820)	(109,479)	(253,116)	(334,692)
Income (loss) before income and franchise taxes and loss on disposition of real estate and held for sale assets	16,183	(28,028)	(63,853)	(381,410)
Loss on disposition of real estate and held for sale assets, net	(6,542)	(256,894)	(62,584)	(275,768)
Income (loss) before income and franchise taxes	9,641	(284,922)	(126,437)	(657,178)
(Provision for) benefit from income and franchise taxes	(1,500)	(3,125)	(4,824)	6,693
Net income (loss)	8,141	(288,047)	(131,261)	(650,485)
Net income attributable to non-controlling interests	(404)	(155)	(1,197)	(235)
Net income (loss) attributable to the OP	$7,737	$(288,202)	$(132,458)	$(650,720)

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.01)	$(0.35)	$(0.20)	$(0.94)
Distributions declared per common unit	$0.14	$0.25	$0.14	$0.79
_______________________________________________

(1)
Includes $1.7 million of expenses incurred during the nine months ended September 30, 2014, paid to affiliates. No such expenses were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2015.

(2)
Includes $137.8 million of expenses incurred during the nine months ended September 30, 2014, paid to affiliates. No such expenses were incurred during the three months ended September 30, 2014 or the three and nine months ended September 30, 2015.

(3)
Includes $60,000 and $16.1 million of expenses incurred during the three and nine months ended September 30, 2014, respectively, paid to affiliates. No such expenses were incurred during the three and nine months ended September 30, 2015.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$8,141	$(288,047)	$(131,261)	$(650,485)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives	(10,076)	5,800	(21,057)	(7,896)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	2,787	2,669	8,316	6,784
Unrealized (loss) gain on investment securities, net	(918)	725	(232)	9,698
Reclassification of previous unrealized (loss) gain on investment securities into net loss	—	(7,652)	110	(7,652)
Total other comprehensive (loss) income	(8,207)	1,542	(12,863)	934

Total comprehensive loss	(66)	(286,505)	(144,124)	(649,551)
Comprehensive (income) loss attributable to non-controlling interests	(404)	(155)	(1,197)	(235)
Total comprehensive loss attributable to the OP	$(470)	$(286,660)	$(145,321)	$(649,786)

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2015	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(183,492)	(1,634)	—	—	(1,634)	—	(1,634)
Equity-based compensation, net of forfeitures	—	—	—	—	(386,705)	10,189	—	—	10,189	—	10,189
Tax shortfall from equity-based compensation	—	—	—	—	—	(629)	—	—	(629)	—	(629)
Distributions to Common OP Units and non-controlling interests	—	—	—	—	—	(124,447)	—	(3,269)	(127,716)	(13,610)	(141,326)
Distributions to Preferred OP Units	—	(53,920)	—	—	—	—	—	—	(53,920)	—	(53,920)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	6,339	6,339
Net (loss) income	—	—	—	—	—	(128,963)	—	(3,495)	(132,458)	1,197	(131,261)
Other comprehensive loss	—	—	—	—	—	(12,534)	—	(329)	(12,863)	—	(12,863)
Balance, September 30, 2015	42,834,138	$943,067	86,874	$3,375	904,960,234	$7,899,149	23,763,797	$194,009	$9,039,600	$17,625	$9,057,225

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2014	42,199,547	$1,054,989	721,465	$16,466	239,234,725	$1,018,123	17,832,274	$139,083	$2,228,661	$567	$2,229,228
Issuance of common OP units, net (1)	—	—	—	—	662,305,318	8,923,453	7,956,297	152,484	9,075,937	—	9,075,937
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	1,098,074	16,275	(1,098,074)	(16,275)	—	—	—
Conversion of Limited Partners' Preferred OP Units to General Partner's Preferred OP Units	622,836	12,470	(622,836)	(12,470)	—	—	—	—	—	—	—
Issuance of restricted share awards, net	—	—	—	—	5,326,404	(4,256)	—	—	(4,256)	—	(4,256)
Equity-based compensation, net of forfeitures	—	—	—	—	—	23,183	10,744,697	9,622	32,805	—	32,805
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(597,463)	—	(27,561)	(625,024)	(1,248)	(626,272)
Distributions to Preferred OP Units	—	(53,120)	—	—	—	(27,629)	—	—	(80,749)	—	(80,749)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	—	24,766	24,766
Net (loss) income	—	—	—	—	—	(626,562)	—	(24,158)	(650,720)	235	(650,485)
Other comprehensive loss	—	—	—	—	—	899	—	35	934	—	934
Balance, September 30, 2014	42,822,383	$1,014,339	98,629	$3,996	907,964,521	$8,726,023	35,435,194	$233,230	$9,977,588	$25,302	$10,002,890
_______________________________________________
(1) Includes $2.2 million issued to affiliates of the Former Manager (as defined in Note 15 – Equity) for the nine months ended September 30, 2014.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(131,261)	$(650,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	—	92,884
Depreciation and amortization	660,715	744,545
Loss on real estate assets and interest in joint venture, net	55,855	275,768
Impairments	85,341	3,855
Equity-based compensation	10,189	32,805
Equity in income of unconsolidated entities	(1,611)	(247)
Distributions from unconsolidated entities	9,578	6,149
Loss on derivative instruments	2,137	10,398
Gain on sale and unrealized gains of investments securities	(65)	(6,357)
Gain on extinguishment and forgiveness of debt	(5,307)	(14,637)
Changes in assets and liabilities:
Investment in direct financing leases	1,503	1,147
Deferred costs and other assets, net	(59,509)	(116,614)
Due from affiliates	19,141	(2,365)
Accounts payable and accrued expenses	6,679	(53,434)
Deferred rent, derivative and other liabilities	(24,939)	(20,748)
Due to affiliates	(318)	(37,520)
Net cash provided by operating activities	628,128	265,144
Cash flows from investing activities:
Investments in real estate and other assets	(10,207)	(3,517,290)
Acquisition of real estate businesses, net of cash acquired	—	(756,232)
Capital expenditures and leasing costs	(10,880)	(33,378)
Real estate developments	(51,863)	(33,610)
Principal repayments received from borrowers	6,043	5,091
Investments in unconsolidated entities	—	(2,699)
Proceeds from disposition of interest in joint venture	43,041	—
Proceeds from disposition of real estate, net	370,229	129,212
Investment in leasehold improvements, property and equipment	—	(11,074)
Proceeds from sale of investments	229	159,049
Deposits for real estate assets	(15,105)	(205,896)
Uses and refunds of deposits for real estate assets	42,619	278,362
Line of credit advances to affiliates	(10,000)	(130,300)
Line of credit repayments from affiliates	10,000	80,300
Change in restricted cash	10,488	(18,709)
Net cash provided by (used in) investing activities	384,594	(4,057,174)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,379	1,007,787
Payments on mortgage notes payable and other debt	(113,570)	(1,137,329)
Proceeds from credit facilities	—	5,689,000
Payments on credit facilities	(1,074,000)	(4,708,800)
Proceeds from corporate bonds	—	2,545,760
Payments of deferred financing costs	(2,412)	(92,233)
Repurchases of common units to settle tax obligation	(1,634)	—
Proceeds from issuances of OP units, net of offering costs	—	1,593,345
Redemption of Series D Preferred Units	—	(316,126)
Contributions from non-controlling interest holders	—	982
Distributions paid	(67,537)	(697,771)
Net cash (used in) provided by financing activities	(1,257,774)	3,884,615
Net change in cash and cash equivalents	(245,052)	92,585
Cash and cash equivalents, beginning of period	416,711	52,725
Cash and cash equivalents, end of period	$171,659	$145,310
The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited)

Note 1 – Organization
VEREIT, Inc., f/k/a American Realty Capital Properties, Inc. (the “General Partner” or “VEREIT”), is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. VEREIT Operating Partnership, L.P., f/k/a ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), is a Delaware limited partnership of which the General Partner is the sole general partner. The board of directors authorized amendments to the General Partner’s Articles of Amendment and Restatement and the Operating Partnership’s Certificate of Limited Partnership to effect name changes from American Realty Capital Properties, Inc. and ARC Properties Operating Partnership, L.P., to VEREIT, Inc. and VEREIT Operating Partnership, L.P., respectively, which became effective July 28, 2015. On July 20, 2015, VEREIT, under its former name, provided written notice to the NASDAQ Global Select Market (the “NASDAQ”) that it intended to voluntarily delist its common stock (“Common Stock”), par value $0.01 per share, and its 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”), par value $0.01 per share, from the NASDAQ promptly following the close of trading on July 30, 2015. VEREIT obtained authorization for listing on the New York Stock Exchange (the “NYSE”) and, effective July 31, 2015, transferred the listing of its Common Stock and Series F Preferred Stock to the NYSE. The Common Stock and Series F Preferred Stock now trade under the trading symbols, “VER” and “VER PRF,” respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with our consolidated subsidiaries, including the OP.
The Company is a full-service real estate operating company with investment management capabilities that operates through two reportable segments, Real Estate Investment (“REI”) and its investment management business, Cole Capital (“Cole Capital”), as further discussed in Note 3 – Segment Reporting. Through the REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate assets subject to long-term net leases with high credit quality tenants. The Company actively manages its portfolio considering a number of metrics including property type, concentration and key economic factors for appropriate balance and diversity. The Cole Capital segment is contractually responsible for raising capital for and managing the affairs of the Managed REITs (as defined in Note 3 – Segment Reporting) on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. To support both reportable segments, the Company employs a shared services model pursuant to which its personnel are integral in providing, among other things, transactional and operational functions to the Company’s owned portfolio and the Managed REITs.
Substantially all of the Company’s REI segment is conducted through the OP. VEREIT is the sole general partner and holder of 97.4% of the common equity interests in the OP as of September 30, 2015 with the remaining 2.6% of the common equity interests owned by certain unaffiliated investors. Under the limited partnership agreement of the OP (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s common stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s common stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment is conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The actions of the Operating Partnership and its relationship with the General Partner are governed by the LPA. The General Partner does not have any significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the General Partner and the Operating Partnership are substantially the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation, continuity, existence and operation of the General Partner incurred by the General Partner on the Operating Partnership’s behalf shall be treated as expenses of the Operating Partnership. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s board of directors, the LPA requires the Operating Partnership to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the Operating Partnership has a proportionate economic interest in the Operating Partnership reflecting its capital contributions thereto. OP Units issued to the General Partner are referred to as General Partner OP Units. OP Units issued to parties other than the General Partner are referred to as Limited Partner OP Units. The LPA also provides that the Operating Partnership issue debt with terms and provisions consistent with debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s board of directors authorizes the issuance of any new class of equity securities.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

On March 2, 2015, the General Partner filed restated consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013, and the OP restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended June 30, 2014 and 2013 (collectively, the “Restatement”) to correct errors that were identified as a result of a previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”), as well as certain other errors that were identified by the Company. In addition, the Restatement reflected corrections of certain immaterial errors and certain previously identified errors that the Company became aware of during the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements were originally issued.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014 of the Company, which are included in the Company’s Annual Report on Form 10-K, as amended, filed March 30, 2015. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2015, except as noted below regarding the early adoption of the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update, (“ASU”) No. 2015-02, Consolidation. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT's and the OP’s consolidated balance sheets and statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest is reflected as equity in the consolidated balance sheets. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to common stock, any difference between the fair value of common shares issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both September 30, 2015 and December 31, 2014, there were approximately 23.8 million Limited Partner OP Units outstanding.
During the three months ended September 30, 2015, the Company early adopted the U.S. FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), as described in the Recent Accounting Pronouncements section below, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current U.S. GAAP, including certain consolidation criteria for variable interest entities (“VIEs”). For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, and as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method would be material to the Company’s consolidated financial statements.
The Company continually evaluates the need to consolidate legal entities based on standards set forth in GAAP as described above.
Reclassification
As described below, certain items previously reported have been reclassified to conform with the current period’s presentation.
The other debt balance from prior year has been combined in the consolidated balance sheets and consolidated statements of cash flows into the captions mortgage notes payable and other debt, net and payments on mortgage notes payable and other debt, respectively. State property income and franchise taxes previously included in general and administrative expenses and federal and state income taxes previously included in other income, net have been combined into the caption (provision for) benefit from income and franchise taxes in the consolidated statements of operations. Additionally, the gain on forgiveness of debt previously included in other income, net has been combined into the caption extinguishment and forgiveness of debt, net.
Further, the designated derivatives, fair value adjustments line item from prior year has been disaggregated within the consolidated statements of other comprehensive loss into the captions unrealized loss on interest rate derivatives and amount of loss reclassified from accumulated other comprehensive loss into income as interest expense. These captions were previously included within the notes to consolidated financial statements.
Assets Held for Sale
The Company classifies real estate investments as held for sale in accordance with U.S. GAAP. Upon classifying an asset as held for sale, the Company will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. As of September 30, 2015, five properties were classified as held for sale. As of December 31, 2014, two properties were classified as held for sale, which were sold during the first quarter of 2015.
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
Revenue Recognition
The Company’s revenues, which primarily consist of rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in deferred costs and other assets, net, in the consolidated balance sheets. See Note 8 – Deferred Costs and Other Assets, Net. Cost recoveries from tenants are included within operating expense reimbursements in the consolidated statements of operations, in the period the related costs are incurred.The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of September 30, 2015 and December 31, 2014, the Company had $49.4 million and $57.8 million, respectively, of deferred rental income, which is included in deferred rent, derivative, and other liabilities in the consolidated balance sheets.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets or record a direct write-off of the receivable in the consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the Company maintained an allowance for uncollectible accounts of $3.1 million and $2.5 million, respectively.
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
Similar costs incurred in relation to mergers, which are not considered self-originating purchases, and other non-routine transaction related expenses are included in merger and other non-routine transactions in the consolidated statements of operations. Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
Merger related costs:
Strategic advisory services	$—		$3,150	$—		$35,765
Transfer taxes	—		—	—		5,109
Legal fees and expenses	—		579	—		5,126
Personnel costs and other reimbursements	—		—	—		751
Multi-tenant spin off	—		2,270	—		7,450
Other fees and expenses	—		—	—		1,676
Other non-routine transaction related costs:
Post-transaction support services	—		—	—		14,251
Subordinated distribution fee	—		—	—		78,244
Audit Committee Investigation and related matters (1)	9,251		—	38,953		—
Furniture, fixtures and equipment	—		—	—		14,085
Legal fees and expenses	(294)	(2)	743	2,659	(2)	2,569
Personnel costs and other reimbursements	—		—	—		2,718
Other fees and expenses	—		890	632		7,608
Total	$8,957		$7,632	$42,244		$175,352
___________________________________

(1)
Includes all fees and costs associated with the Audit Committee Investigation and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s indemnification obligations.

(2)
For the three and nine months ended September 30, 2015, legal fees and expenses primarily relate to fees incurred in connection with a legal matter resolved in early 2014, which the Company received invoices for in 2015. The negative balance for the three months ended September 30, 2015 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

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
September 30, 2015 (Unaudited) – (Continued)

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
As of September 30, 2015, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2011 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an amendment to ASU 2014-09 was issued to defer the effective date for all entities by one year. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard on its financial statements.
In February 2015, the FASB issued ASU No. 2015-02, which eliminates the deferral of Financial Accounting Standard (“FAS”) No.167, Amendments to FASB Interpretation No. 46(R), modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes require re-evaluation of the consolidation conclusion for certain entities and require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. As disclosed above, the Company has elected to early adopt ASU 2015-02 during the three months ended September 30, 2015. The adoption had no material impact on the interests in joint venture arrangements, Managed REITs and other arrangements and therefore had no impact on the previous or current reporting periods’ statements of financial position, results of operations, or retained earnings.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the costs as an asset, a deferred charge. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures will include the face amount of the debt liability and the effective interest rate. For public companies, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has evaluated the impact of the adoption of this new standard, which is expected to result in reclassifications of certain deferred costs on the Company’s balance sheets but will not have an impact on its results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The update eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the impact of the new standard on its financial statements.
Note 3 – Segment Reporting
The Company operates in two segments, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate assets subject to long-term net leases with high credit quality tenants. As of September 30, 2015, the Company owned 4,572 properties comprising 100.9 million square feet of retail and commercial space located in 49 states, the District of Columbia, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.3% leased with a weighted-average remaining lease term of 11.1 years. In addition, as of September 30, 2015, the Company owned 10 commercial mortgage-backed securities (“CMBS”) and 11 loans held for investment.
Cole Capital – Cole Capital is contractually responsible for managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Credit Property Trust V, Inc. (“CCPT V,” and collectively with CCPT IV, INAV and CCIT II, the “Managed REITs”), raising capital for those Managed REITs still in offering, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Prior to its merger with Select Income REIT on January 29, 2015, Cole Corporate Income Trust, Inc. (“CCIT”), was also managed by Cole Capital. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each business segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REI segment:
Revenues:
Rental income	$333,766	$365,712	$1,017,708	$924,646
Direct financing lease income	659	625	2,097	2,812
Operating expense reimbursements	22,983	30,984	71,269	81,716
Total real estate investment revenues	357,408	397,321	1,091,074	1,009,174
Operating expenses:
Acquisition related	1,690	13,998	4,976	34,616
Merger and other non-routine transactions	8,957	7,613	42,244	173,406
Property operating	31,950	40,977	95,547	110,018
Management fees to affiliates	—	—	—	13,888
General and administrative	15,848	12,948	48,045	62,675
Depreciation and amortization	200,158	240,073	620,068	625,521
Impairment of real estate	—	2,299	85,341	3,855
Total operating expenses	258,603	317,908	896,221	1,023,979
Operating income (loss)	98,805	79,413	194,853	(14,805)
Other (expense) income:
Interest expense, net	(89,530)	(101,643)	(275,801)	(326,491)
Extinguishment and forgiveness of debt, net	—	(5,396)	5,302	(21,264)
Other income, net	2,936	8,508	10,715	16,799
Gain on disposition of interest in joint venture	6,729	—	6,729	—
Loss on derivative instruments, net	(1,420)	(17,484)	(2,137)	(10,398)
Gain on sale of investments	—	6,357	—	6,357
Total other expenses, net	(81,285)	(109,658)	(255,192)	(334,997)
Income (loss) before income and franchise taxes and disposition of real estate and held for sale assets	17,520	(30,245)	(60,339)	(349,802)
Loss on disposition of real estate and held for sale assets, net	(6,542)	(256,894)	(62,584)	(275,768)
Income (loss) before income and franchise taxes	10,978	(287,139)	(122,923)	(625,570)
Provision for income and franchise taxes	(2,238)	(1,994)	(7,211)	(5,905)
Net income (loss)	$8,740	$(289,133)	$(130,134)	$(631,475)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$5,850	$21,535	$14,483	$73,957
Transaction service fees and reimbursements	7,400	24,423	24,696	44,406
Management fees and reimbursements	14,296	13,839	42,390	32,913
Total Cole Capital revenues	27,546	59,797	81,569	151,276
Operating expenses:
Cole Capital reallowed fees and commissions	3,896	15,398	9,637	56,902
Acquisition related	74	—	533	—
Merger and other non-routine transactions	—	19	—	1,946
General and administrative	16,994	17,265	51,861	60,131
Depreciation and amortization	8,384	25,077	25,128	64,210
Total operating expenses	29,348	57,759	87,159	183,189
Operating (loss) income	(1,802)	2,038	(5,590)	(31,913)
Total other income, net	465	179	2,076	305
(Loss) income before income taxes	(1,337)	2,217	(3,514)	(31,608)
Benefit from (provision for) income taxes	738	(1,131)	2,387	12,598
Net (loss) income	$(599)	$1,086	$(1,127)	$(19,010)

Total Company:
Total revenues	$384,954	$457,118	$1,172,643	$1,160,450
Total operating expenses	$287,951	$375,667	$983,380	$1,207,168
Total other expense, net	$(80,820)	$(109,479)	$(253,116)	$(334,692)
Net income (loss)	$8,141	$(288,047)	$(131,261)	$(650,485)

	Total Assets
	September 30, 2015	December 31, 2014
REI segment	$18,008,818	$19,771,138
Cole Capital	696,070	744,001
Total Company	$18,704,888	$20,515,139
Note 4 – Goodwill and Other Intangibles
Goodwill
In connection with the Company’s acquisition of CapLease and the merger of Cole with and into our wholly owned subsidiary (the “Cole Merger”), the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. The goodwill recorded as a result of the Cole Merger was allocated between the Company’s two segments, the REI segment and Cole Capital segment.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The following table summarizes the Company’s goodwill activity by segment from the date of the CapLease acquisition (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance as of January 1, 2013	$—	$—	$—
Acquisition of Caplease	92,789	—	92,789
Balance as of December 31, 2013	92,789	—	92,789
Cole Merger	1,654,085	558,835	2,212,920
Measurement period adjustments	(27,339)	49,627	22,288
Goodwill allocated to dispositions (1)	(210,139)	—	(210,139)
Impairment	—	(223,064)	(223,064)
Balance as of December 31, 2014	$1,509,396	$385,398	$1,894,794
Goodwill allocated to dispositions and held for sale assets (1)	(66,789)	—	(66,789)
Balance as of September 30, 2015	$1,442,607	$385,398	$1,828,005
_______________________________________________
(1) Included in loss on disposition of real estate and held for sale assets, net, in the consolidated statements of operations.
In the event the Company disposes of a property that constitutes a business under U.S. GAAP, the Company will allocate a portion of the REI segment’s goodwill to that property in determining the gain or loss on the disposal of the property. The amount of goodwill allocated to the property will be based on the relative fair value of the property to the fair value of the REI segment. The Company generally estimates the relative fair value by utilizing rental income on a straight line basis as an indication of the relative fair value. Future property acquisitions that constitute a business will be integrated into the REI segment and therefore will also be allocated goodwill upon disposition.
Intangible Assets
The intangible assets as of September 30, 2015 of $150.4 million, net of accumulated amortization of $22.5 million, primarily consist of management and advisory contracts that the Company has with certain Managed REITs, which are subject to an estimated useful life of approximately five years. The Company recorded $7.5 million and $22.5 million of amortization expense for the three and nine months ended September 30, 2015, respectively, related to the management and advisory contracts. As of September 30, 2014, the Company had intangible assets of $385.6 million, net of accumulated amortization of $62.3 million. The Company recorded $24.3 million and $62.3 million of amortization expense for the three and nine months ended September 30, 2014, respectively, related to the management and advisory contracts. The estimated amortization expense for the remainder of the year ending December 31, 2015 is $7.6 million. The estimated amortization expense for each of the years ending December 31, 2016, 2017, 2018 and 2019 is $30.1 million.
Impairments
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units, which the Company has determined is the same as its reportable segments, using discounted cash flows and relevant competitor multiples. During the nine months ended September 30, 2015 and 2014, management monitored the actual performance of the business segments relative to the fair value assumptions used during our annual goodwill impairment test. During the nine months ended September 30, 2015 and 2014, no triggering events were identified.
The Company evaluates intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company tests intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the intangible assets to their respective fair values and recognize an impairment loss. The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Managed REITs. There were no events or changes in circumstances that indicated that intangible assets were impaired during the nine months ended September 30, 2015 or 2014.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The fair values of the Cole Capital segment goodwill and intangible assets are dependent upon actual results, including, but not limited to, the timing of and aggregate capital raised and deployed on behalf of the Managed REITs, which is influenced by the Company’s ability to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements. If the Company is unable to reinstate certain selling agreements with broker-dealers timely, the fair values of the Cole Capital segment goodwill and intangible assets may be less than the respective carrying value, resulting in an impairment that could have a material effect on a Company’s financial results. In addition, the actual timing of closing an offering or executing a liquidity event on behalf of a Managed REIT or the commencement of operations of newly formed REITs, which are not yet effective, may differ from the Company’s assumptions used at September 30, 2015.
 The evaluation of goodwill and intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results.
Intangible Leases
Intangible lease assets and liabilities of the Company consist of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	September 30, 2015	December 31, 2014
Intangible lease assets:
In-place leases, net of accumulated amortization of $361,315 and $236,096, respectively	14.1	$1,575,024	$1,816,508
Leasing commissions, net of accumulated amortization of $853 and $505, respectively	7.8	3,779	4,205
Above-market leases, net of accumulated amortization of $41,449 and $22,471, respectively	16.5	330,949	355,269
Total intangible lease assets, net		$1,909,752	$2,175,982

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $33,493 and $19,123, respectively	17.4	$264,232	$317,838
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the remainder of 2015 and the next four calendar years as of September 30, 2015 (amounts in thousands):

	October 1, 2015 - December 31, 2015	2016	2017	2018	2019
In-place leases:
Total to be included in amortization expense	$46,008	$179,088	$163,617	$149,574	$137,702
Leasing Commissions
Total to be included in amortization expense	$141	$547	$519	$409	$382
Above-market lease assets:
Total to be deducted from rental income	$6,716	$26,797	$26,450	$25,887	$23,925
Below-market lease liabilities:
Total to be included in rental income	$5,368	$21,364	$21,222	$20,895	$20,153

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
The Company acquired controlling financial interests in 14 commercial properties, including nine land parcels for build-to-suit development, for an aggregate purchase price of $10.2 million during the nine months ended September 30, 2015 (the “2015 Acquisitions”). During the nine months ended September 30, 2014, the Company acquired controlling interests in 1,092 commercial properties, including 28 land parcels, but excluding the properties acquired in the Cole Merger and the ARCT IV Merger, for an aggregate purchase price of $3.8 billion. The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014
Real estate investments, at cost:
Land	$2,047	$812,712
Buildings, fixtures and improvements	5,258	2,486,868
Land and construction in progress	2,140	11,083
Total tangible assets	9,445	3,310,663
Acquired intangible assets:
In-place leases	717	522,568
Above-market leases	153	110,230
Assumed intangible liabilities:
Below-market leases	(108)	(101,108)
Fair value adjustment of assumed notes payable	—	(23,531)
Total purchase price of assets acquired, net	10,207	3,818,822
Mortgage notes payable assumed	—	(301,532)
Cash paid for acquired real estate investments	$10,207	$3,517,290
Future Lease Payments
The following table presents future minimum base rent payments due to the Company from October 1, 2015 through December 31, 2019 and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2015 - December 31, 2015	$289,399	$1,166
2016	1,225,267	4,674
2017	1,194,341	4,273
2018	1,158,149	3,183
2019	1,117,327	2,397
Thereafter	9,744,736	7,916
Total	$14,729,219	$23,609
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
September 30, 2015 (Unaudited) – (Continued)

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Future minimum lease payments receivable	$23,609	$27,199
Unguaranteed residual value of property	33,598	39,852
Unearned income	(7,963)	(10,975)
Net investment in direct financing leases	$49,244	$56,076
Development Activities
The Company has contracted with a developer to complete a portfolio of build-to-suit development projects, of which 27 have been completed as of September 30, 2015, for an aggregate cost of $47.6 million to date and the remaining 10 projects are expected to be completed within the next 12 months. Pursuant to the agreement between the Company and the developer, the Company will acquire the respective land parcel for each development and subsequently pay a fixed construction draw until the project is complete. During the nine months ended September 30, 2015, two other build-to-suit and expansion projects were completed and placed into service for an aggregate cost of $55.8 million. The Company is also in the process of completing four other build-to-suit, redevelopment and expansion projects, which are expected to increase our revenue as a result of the additional square footage and improvement of the quality of the properties. Below is a summary of the construction commitments as of September 30, 2015 (dollar amounts in thousands):

Development projects in progress	14

Investment to date	17,666
Estimated cost to complete (1)	7,447
Total Investment (2)	$25,113
_______________________________________________
(1) The Company is contractually committed to fund a developer $4.1 million to complete the remaining 10 build-to-suit developments.
(2) Excludes tenant improvement costs incurred in accordance with existing leases. As of September 30, 2015, $16.7 million of tenant improvement costs were included in land and construction in progress in the consolidated financial statements.
Property Dispositions and Held for Sale Assets
During the nine months ended September 30, 2015, the Company disposed of 85 single-tenant properties, three anchored shopping centers and one property owned by a consolidated joint venture for an aggregate gross sales price of $675.9 million, resulting in net proceeds of $370.2 million after debt assumptions and closing costs. The Company recorded a loss of $39.3 million related to the sales, which is included in loss on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations. During the nine months ended September 30, 2015, the Company also had one property that had been foreclosed upon with a net book value of $38.2 million at the time of foreclosure. During the nine months ended September 30, 2014, the Company disposed of 29 single-tenant properties and one anchored shopping center for an aggregate gross sales price of $158.6 million. The Company has no continuing involvement with these properties. The dispositions did not represent a change in strategic direction for the Company and will not have a significant effect on the operations or financial results of the Company. As such, the operating results of the dispositions are not classified as discontinued operations for any periods presented. See Note 20 – Subsequent Events for dispositions subsequent to September 30, 2015.
In addition, the Company disposed of its interest in one consolidated joint venture, whose only assets were investments in three unconsolidated joint ventures, for an aggregate gross sales price of $77.5 million, resulting in proceeds of $43.0 million after debt repayment and closing costs. The debt obligation of the consolidated joint venture was held by an unconsolidated entity. The Company recorded a gain of $6.7 million related to the sale of the consolidated joint venture, which is included in gain on disposition of interest in joint venture in the accompanying consolidated statements of operations.
As of December 31, 2014, there were two properties classified as held for sale (the “2014 Held for Sale Properties”), both of which were sold during the nine months ended September 30, 2015. As of September 30, 2015, there were five properties (the “2015 Held for Sale Properties”) classified as held for sale. The 2015 Held for Sale Properties are estimated to be sold in the next 12 months as part of the Company’s portfolio management strategy. To reflect the 2015 Held for Sale Properties’ fair values less cost to sell, the Company recorded a loss of $23.3 million, which includes $18.3 million of goodwill allocated in the cost basis of

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

such properties, for the nine months ended September 30, 2015. The loss on properties held for sale is included in loss on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
Unconsolidated Joint Ventures
As of September 30, 2015, the Company had interests in three unconsolidated joint ventures with aggregate equity investments of $53.7 million, which had interests in three properties comprising 0.9 million of square feet of retail and office space (the “Unconsolidated Joint Ventures”).
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of September 30, 2015 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership % (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$6,763
Cole/LBA JV OF Pleasanton CA, LLC	Affiliate of LBA Realty	90%	33,612
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	13,292
			$53,667
_______________________________________________
(1) The Company’s ownership interest in this table reflects its legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.
(2) The total carrying amount of the investments is greater than the underlying equity in net assets by $10.2 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.
The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income from the Unconsolidated Joint Ventures in other income, net in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $1.5 million, respectively, of equity in income from the Unconsolidated Joint Ventures, which is included in other income, net in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company recognized $0.2 million and $1.6 million of equity in income from the Unconsolidated Joint Ventures, respectively.
Tenant Concentration
As of September 30, 2015, leases with Red Lobster® restaurants represented 12.0% of consolidated annualized rental income. Annualized rental income is rental revenue under our leases on operating properties reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by GAAP, which includes the effect of any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent. There were no other tenants exceeding 10% of consolidated annualized rental income as of September 30, 2015.
Geographic Concentration
As of September 30, 2015, properties located in Texas represented 12.9% of consolidated annualized rental income. There were no other geographic concentrations exceeding 10% of consolidated annualized rental income as of September 30, 2015.
Industry Concentration
As of September 30, 2015, tenants in the casual dining restaurant industry accounted for 19.0% of consolidated annualized rental income. There were no other industry concentrations exceeding 10% of consolidated annualized rental income as of September 30, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

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
The following tables detail the unrealized gains and losses on investment securities as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$52,502	$2,598	$(645)	$54,455

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$56,459	$2,207	$(20)	$58,646
As of September 30, 2015 and December 31, 2014, the Company owned 10 CMBS with an estimated aggregate fair value of $54.5 million and $58.6 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of September 30, 2015, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of September 30, 2015, the fair value of three CMBS were below their amortized cost. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will receive all contractual principal and interest related to these investments.
The scheduled maturity of the Company’s CMBS as of September 30, 2015 is as follows (in thousands):

	September 30, 2015
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	23,880	24,761
Due after five years through 10 years	11,738	12,287
Due after 10 years	16,884	17,407
Total	$52,502	$54,455
Note 7 – Loans Held for Investment
As of September 30, 2015, the Company owned 11 loans held for investment with a weighted-average interest rate of 6.9% and weighted-average years to maturity of 9.3 years. The following table presents the composition of the loans held for investment as of September 30, 2015 (dollar amounts in thousands):

	Loans held for investment	Outstanding Balance	Carrying Value	Weighted-Average Interest Rate		Weighted-Average Years to Maturity
Mortgage notes receivable	10	$26,544	$24,702	6.3%	(1)	13.8	(2)
Unsecured note (3)	1	15,300	15,300	8.0%		1.5
Total	11	$41,844	$40,002	6.9%		9.3
____________________________________

(1)	The interest rates on the mortgage notes receivable range from 5.57% to 7.24%, as of September 30, 2015.

(2)	The mortgage notes receivable have maturity dates ranging from March 2016 to January 2033.

(3)
The Company’s unsecured note is with an affiliate of the Former Manager, as defined within Note 15 – Equity. The unsecured note requires principal payments of $7.7 million on March 31, 2016 and $3.8 million on September 30, 2016 and the remaining balance is due at maturity, on March 31, 2017. The note may be pre-paid at par any time prior to maturity.

The Company’s mortgage notes receivable are comprised primarily of fully-amortizing or nearly fully-amortizing first mortgage loans. The Company has one mortgage note receivable where the Company does not receive monthly payments of principal and interest but rather the interest is capitalized into the outstanding balance that is due at maturity. The mortgage notes receivable are primarily on commercial real estate, each leased to a single tenant. Therefore, the Company’s monitoring of the

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

credit quality of its mortgage notes receivable is focused primarily on an analysis of the tenant, including review of tenant quality and ratings, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan-to-value ratio (principal amount outstanding divided by estimated value of the property) and its remaining term until maturity. As of September 30, 2015 and December 31, 2014, the Company had no reserve for loan loss.
The following table summarizes the scheduled aggregate principal payments due to the Company on the loans held for investment subsequent to September 30, 2015 (in thousands):

Outstanding Balance
Due within one year	$9,298
Due after one year through five years	12,924
Due after five years through 10 years	6,516
Due after 10 years(1)	17,056
Total	$45,794
____________________________________
(1) Includes additional $4.0 million of interest that will be capitalized into the outstanding balance of the note subsequent to September 30, 2015.
Note 8 – Deferred Costs and Other Assets, Net
Deferred costs and other assets, net consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Deferred costs, net	$96,477	$126,202
Accounts receivable, net (1)	54,598	66,021
Straight-line rent receivable	155,392	89,355
Prepaid expenses	15,484	15,171
Leasehold improvements, property and equipment, net (2)	19,163	21,351
Restricted escrow deposits	5,835	34,339
Deferred tax asset and tax receivable	15,909	15,924
Program development costs, net (3)	20,878	12,871
Derivative assets, at fair value	—	5,509
Other assets	2,070	3,179
Total	$385,806	$389,922
___________________________________

(1)	Allowance for doubtful accounts was $3.1 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively.

(2)
Amortization expense for leasehold improvements totaled $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively. Accumulated amortization was $2.3 million and $1.2 million as of September 30, 2015 and December 31, 2014, respectively. Depreciation expense for property and equipment totaled $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively. Accumulated depreciation was $3.1 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively.

(3)	As of September 30, 2015 and December 31, 2014, the Company had reserves of $20.2 million and $13.1 million, respectively, relating to the program development costs.
Note 9 – Fair Value Measures
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. U.S. GAAP guidance defines three levels of inputs that may be used to measure fair value:
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2015. The Company expects that changes in classifications between levels will be infrequent.
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as a history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, or reduced lease rates. When impairment indicators are identified, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. During the three months ended September 30, 2015, no impairment indicators were identified through the procedures noted above.
During the second quarter of 2015, the Company identified certain properties with a more likely than not probability of being disposed of within the next 12 to 24 months, in addition to the properties identified through the quarterly review procedures noted above. The Company considered the likely disposition to be an impairment indicator for these properties. As such, the Company reviewed estimated selling prices for these assets based on a number of factors including, but not limited to, existing leases in place, comparable lease rates and sales prices, third party opinions of value, comparable capitalization rates and estimated disposal costs. Of the properties reviewed, 161 properties were noted to have an estimated sales price, less disposal costs, that was less than the carrying amount of each respective property. As such, the Company reduced the carrying amounts of each asset to their respective fair values and recognized an impairment loss for such reductions. During the nine months ended September 30, 2015 and 2014, real estate assets with carrying values totaling $319.3 million and $8.2 million, respectively, were deemed to be impaired and their carrying values were reduced to their estimated fair values of $234.0 million and $4.3 million, resulting in impairment charges of $85.3 million and $3.9 million, respectively.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Properties impaired	188	9

Asset classes impaired:
Investment in real estate assets, net	$82,654	$3,855
Investment in direct financing leases, net	3,417	—
Below-market lease liabilities, net	(730)	—
Total impairment loss	$85,341	$3,855
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2015
Assets:
CMBS	$—	$—	$54,455	$54,455
Total assets	$—	$—	$54,455	$54,455
Liabilities:
Interest rate swap liabilities	$—	$(15,350)	$—	$(15,350)

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets:
CMBS	$—	$—	$58,646	$58,646
Interest rate swap assets	—	5,509	—	5,509
Total assets	$—	$5,509	$58,646	$64,155
Liabilities:
Interest rate swap liabilities	$—	$(7,384)	$—	$(7,384)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The following are reconciliations of the changes in assets and (liabilities) with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2015 and 2014 (in thousands):

CMBS
Beginning balance, December 31, 2014	$58,646
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(232)
Purchases, issuances, settlements and amortization:
Principal payments received	(4,055)
Amortization included in net income	96
Ending balance, September 30, 2015	$54,455

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Beginning balance, December 31, 2013	$60,583	$(16,736)	$—	$43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	9,456	—	—	9,456
Changes in fair value included in net loss	—	(13,574)	(990)	(14,564)
Purchases, issuances, settlements and amortization:
Fair value at purchase/issuance	151,197	—	(3,606)	147,591
Sale of CMBS acquired in the Cole Merger	(151,248)	—	—	(151,248)
Reclassification of previous unrealized gains on investment securities into net loss-CMBS	(7,417)	—	—	(7,417)
Return of principal received	(3,678)	—	—	(3,678)
Amortization included in net loss	184	—	—	184
Reclassification of contingent consideration to held for sale	—	—	4,596	4,596
Redemption of Series D	—	30,310	—	30,310
Ending balance, September 30, 2014	$59,077	$—	$—	$59,077
The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at September 30, 2015	Fair Value at September 30, 2015	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Assets:
Loans held for investment	3	$40,002	$48,330	$42,106	$42,645

Liabilities:
Mortgage notes payable and other debt, net (1)	3	$3,210,413	$3,476,992	$3,805,761	$3,931,029
Corporate bonds, net	3	2,547,059	2,588,214	2,546,499	2,709,845
Convertible debt, net	3	981,031	1,020,495	977,521	1,088,069
Credit facilities	3	2,110,000	2,114,292	3,184,000	3,145,884
Total liabilities		$8,848,503	$9,199,993	$10,513,781	$10,874,827
_______________________________________________
(1) Includes mortgage notes secured by properties held for sale as of September 30, 2015.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Note 10 – Debt
As of September 30, 2015, the Company had $9.0 billion of debt outstanding, including net premiums, with a weighted-average years to maturity of 4.0 years and weighted-average interest rate of 3.65%. The following table summarizes the carrying value of debt as of September 30, 2015 and December 31, 2014, and the debt activity for the nine months ended September 30, 2015 (in thousands):

		Nine Months Ended September 30, 2015
	Balance as of December 31, 2014	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and (Amortization)	Balance as of September 30, 2015
Mortgage notes payable:
Outstanding balance (1)	$3,689,796	$1,379	$(457,900)	$—	$3,233,275
Net premiums (2)(3)	70,139	—	8,020	(17,977)	60,182
Other debt:
Outstanding balance	45,325	—	(10,188)	—	35,137
Premium (3)	501	—	—	(189)	312
Mortgages and other debt, net	3,805,761	1,379	(460,068)	(18,166)	3,328,906

Corporate bonds:
Outstanding balance	2,550,000	—	—	—	2,550,000
Discount (4)	(3,501)	—	—	560	(2,941)
Corporate bonds, net	2,546,499	—	—	560	2,547,059

Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (4)	(22,479)	—	—	3,510	(18,969)
Convertible debt, net	977,521	—	—	3,510	981,031

Credit facility:
Outstanding balance	3,184,000	—	(1,074,000)	—	2,110,000

Total debt	$10,513,781	$1,379	$(1,534,068)	$(14,096)	$8,966,996
____________________________________

(1)	Includes $124.3 million of mortgage notes secured by properties held for sale as of September 30, 2015.

(2)	Includes $5.8 million discount of mortgage notes associated with properties held for sale as of September 30, 2015.

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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following as of September 30, 2015 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance (2)	Weighted-Average Interest Rate (3)	Weighted-Average Years to Maturity
Fixed-rate debt (4)	677	$6,250,140	$3,225,103	5.03%	5.4
Variable-rate debt	1	24,628	8,172	3.15%	0.9
Total (5)	678	$6,274,768	$3,233,275	5.02%	5.3
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Includes $124.3 million of mortgage notes secured by properties held for sale.

(3)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of September 30, 2015.

(4)	Includes $284.8 million of variable-rate debt fixed by way of interest rate swap arrangements.

(5)
The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $103.4 million, none of which is recourse to the Company. These loans mature on various dates ranging from October 2015 to July 2021.

The Company’s mortgage loan agreements generally require restrictions on corporate guarantees and the maintenance of financial covenants including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). As of September 30, 2015, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default with a principal balance of $38.1 million that is described below.
During the three and nine months ended September 30, 2015, an aggregate of $276.7 million and $388.7 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, the Company paid prepayment penalties and fees totaling $5,000 for the nine months ended September 30, 2015, which are included in extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. No such prepayment penalties were paid during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, an aggregate of $173.3 million and $1.0 billion, respectively, were repaid prior to maturity with prepayment fees totaling $3.0 million and $35.9 million, respectively, which are included in extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. In addition, the Company paid $0.1 million and $10.2 million, respectively, during the three and nine months ended September 30, 2014 for the settlement of interest rate swaps that were associated with certain mortgage notes that were repaid prior to maturity, which approximated the fair value of the interest rate swaps.
The Company wrote off the deferred financing costs and net premiums associated with these mortgage notes payable, which resulted in a gain of $0.4 million during the nine months ended September 30, 2015. No such gain was recorded during the three months ended September 30, 2015. During the three and nine months ended September 30, 2014, a gain of $1.9 million and $18.9 million, respectively, were recorded in relation to the write-off of deferred financing costs and net premiums. These costs are included in extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. The mortgage notes payable repaid during the nine months ended September 30, 2015 had a weighted-average interest rate of 4.63% and a weighted-average remaining term of 16.2 years at the time of extinguishment.
On January 13, 2015, a substantially vacant office building in Bethesda, Maryland was foreclosed upon after the Company elected to stop making debt service payments on the related non-recourse loan with an outstanding balance of $53.8 million as of December 31, 2014. As a result of the foreclosure, the Company forfeited its right to the property and was relieved of all obligations on the non-recourse loan. During the nine months ended September 30, 2015, the Company recorded a gain on the forgiveness of debt of $4.9 million, which is included in extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, with a principal balance of $38.1 million as of September 30, 2015, due to the Company’s failure to pay a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is actively negotiating with the servicer to either restructure the loan or complete foreclosure proceedings.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2015 (in thousands):

Total
October 1, 2015 - December 31, 2015	$3,738
2016	243,978
2017	449,073
2018	210,948
2019	286,379
Thereafter	2,039,159
Total (1)	$3,233,275
____________________________________

(1)	Includes $124.3 million of mortgage notes included in liabilities held for sale.
Other Debt
As of September 30, 2015, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $35.1 million and remaining unamortized premium of $0.3 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to September 30, 2015 are $1.6 million, $12.5 million, $7.7 million and $13.3 million for the years ended December 31, 2015, 2016, 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the amount outstanding and carrying value of the collateral by asset type as of September 30, 2015 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Loans held for investment	$9,708	$20,428
Intercompany mortgage loans	2,715	8,013
CMBS	22,714	39,862
	$35,137	$68,303
Corporate Bonds
As of September 30, 2015, the OP had aggregate senior unsecured notes of $2.55 billion outstanding (the “Senior Notes”). The following table presents the three senior notes with their respective terms (dollar amounts in thousands):

	Outstanding Balance	Interest Rate	Maturity Date
2017 Senior Notes	$1,300,000	2.0%	February 6, 2017
2019 Senior Notes	750,000	3.0%	February 6, 2019
2024 Senior Notes	500,000	4.6%	February 6, 2024
Total balance and weighted-average interest rate	$2,550,000	2.8%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, and are freely transferable. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Senior Notes as of September 30, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Convertible Debt
As of September 30, 2015, the OP had two tranches of convertible notes with an aggregate balance of $1.0 billion outstanding to the General Partner (the “Convertible Notes”) comprised of notes due in 2018 (“2018 Convertible Notes”) and notes due in 2020 (“2020 Convertible Notes”). The Convertible Notes are identical to the General Partner’s registered issuance of the same amount of notes to various purchasers in a public offering. The following table presents each of the 2018 Convertible Notes and the 2020 Convertible Notes listed below with their respective terms (dollar amounts in thousands):

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
In connection with any permissible conversion election made by the holders of the identical convertible notes issued by the General Partner, the General Partner may elect to convert the 2018 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Convertible Notes at any time into such consideration on or after February 1, 2018. Additionally, the General Partner may elect to convert the 2020 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to June 15, 2020 and may convert the 2020 Convertible Notes at any time into such consideration on or after June 15, 2020. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Convertible Notes as of September 30, 2015.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
On July 31, 2015, the General Partner and the OP entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with Wells Fargo and other lenders party to the Credit Agreement. Pursuant to the Second Amendment, the maximum capacity under the Credit Facility was reduced from $3.6 billion to $3.3 billion, which included a reduction in the size of the $2.45 billion revolving credit facility to $2.3 billion and the elimination of the $150.0 million multicurrency revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility was reduced from $50.0 million to $25.0 million.
In respect of financial covenants, the Second Amendment reduced the Company’s minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion. For the purposes of determining Unencumbered Asset Value, the Company is permitted to include restaurant properties representing more than 30% of its Unencumbered Asset Value in such calculation such that: (i) from July 1, 2015 to June 29, 2016, up to 40% of the Unencumbered Asset Value may be comprised of restaurant properties; and (ii) from June 30, 2016 to December 30, 2016, up to 35% of the Unencumbered Asset Value may be comprised of restaurant properties. From December 31, 2016 on, the maximum percentage of Unencumbered Asset Value attributable to restaurant properties will be reduced back down to 30%. In connection with the Second Amendment, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse customary expenses of the arrangers, which are recorded as deferred financing costs and included in deferred costs and other assets, net on the accompanying consolidated unaudited balance sheets.
As of September 30, 2015, the Credit Facility allowed for maximum borrowings of $3.3 billion, consisting of a $1.0 billion term loan and a $2.3 billion revolving credit facility. The outstanding balance on the Credit Facility was $2.1 billion, of which $1.1 billion bore a floating interest rate of 2.19%, at September 30, 2015. The remaining outstanding balance on the Credit Facility of $1.0 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.28% at September 30, 2015. As of September 30, 2015, a maximum of $1.2 billion was available to the OP for future borrowings, subject to borrowing availability.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

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
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility mature, and payment of any unpaid amounts in respect of the Credit Facility is accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the dollar revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The Company believes it was in compliance with the Credit Agreement and is not restricted from accessing the borrowing availability under the Credit Facility as of September 30, 2015.
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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $8.6 million will be reclassified from other comprehensive income as an increase to interest expense.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swaps	17	$1,248,443
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps	Deferred costs and other assets, net	$—	$4,941
Interest rate swaps	Deferred rent, derivative and other liabilities	$(14,876)	$(7,384)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company’s bond offering in February 2014, the Company settled the Treasury Lock Agreement for $3.9 million, which was accounted for as a cash flow hedge, recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.1 million and $0.4 million of interest expense for the three and nine months ended September 30, 2015, respectively, related to the Treasury Lock Agreement.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A loss of $1.4 million and loss of $2.1 million related to the change in the fair value of derivatives not designated as hedging instruments and other ineffectiveness was recorded directly in earnings for the three and nine months ended September 30, 2015, respectively. The Company recorded a loss of $17.5 million and $10.4 million for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2015, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap	1	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps	Deferred costs and other assets, net	$—	$568
Interest rate swaps	Deferred rent, derivative and other liabilities	$(474)	$—

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2015 and December 31, 2014 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the accompanying consolidated balance sheets.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015	$—	$(15,350)	$—	$—	$(15,350)	$—	$—	$(15,350)
December 31, 2014	$5,509	$(7,384)	$—	$5,509	$(7,384)	$—	$—	$(1,875)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that, if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $17.2 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $17.2 million at September 30, 2015.
Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures:
Cash paid for interest	$280,659	$248,698
Cash paid for income taxes	$10,205	$7,761
Non-cash investing and financing activities:
Common stock issued in merger with Cole	$—	$7,285,868
Accrued capital expenditures and real estate developments	$4,363	$12,634
Accrued deferred financing costs	$164	$—
Accrued distributions	$130,648	$9,927
Mortgage note payable relieved by foreclosure	$53,798	$—
Mortgage notes payable assumed in real estate disposition	$300,720	$22,701
Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Accrued interest	$39,119	$56,558
Accrued real estate taxes	60,133	37,633
Accounts payable	7,049	10,027
Accrued other	57,903	58,807
Total	$164,204	$163,025

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

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
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors (in addition to the Company’s underwriters for certain of the Company’s securities offerings, among other individuals and entities) were named as defendants in ten putative securities class action complaints filed in the United States District Court for the Southern District of New York (the “SDNY Actions”). The Court subsequently consolidated the SDNY Actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”) and appointed a lead plaintiff. Following the Company’s issuance of its restated financials in March, 2015, on April 17, 2015 the lead plaintiff filed an amended class action complaint, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On May 29, 2015, the defendants filed motions to dismiss certain claims in the SDNY Consolidated Securities Class Action. The court heard oral argument on the motions to dismiss on October 27, 2015. Although the court indicated that it would allow many of the claims asserted against the Company, the OP, and certain other defendants to proceed, in response to the motions made by the defendants, the court directed the plaintiffs to file a second amended class action complaint by December 11, 2015 to enable the plaintiffs to cure certain deficiencies that the court identified in the amended class action complaint.
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
Between November 2014 and February 2015, six shareholder derivative actions, purportedly in the name and for the benefit of the Company, were filed against certain of the Company’s former officers and current and former directors in the United States District Court for the Southern District of New York, which were later consolidated under the caption Serafin v. Schorsch, et al., No. 14-cv-9672 (AKH) (the “SDNY Consolidated Derivative Action”). In addition, between December 2014 and January 2015, the Company and certain of its former officers and current and former directors were named as defendants in two shareholder derivative actions filed in the Circuit Court for Baltimore City, Maryland:  Meloche v. Schorsch, et al., No. 24-C-14-008210 (the “Meloche Action”) and Botifoll v. Schorsch, et al., No. 24-C-15-000245 (the “Botifoll Action”). In addition, in January 2015, the

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Company and certain of its current directors, amongst others, were named as defendants in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Fran Kosky Roth IRA v. Rendell, et al., No. 15-650269 (the “New York Derivative Action,” and together with the SDNY Consolidated Derivative Action, the Meloche Action, and the Botifoll Action, the “Derivative Actions”). The Derivative Actions sought money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, abuse of control, gross mismanagement and unjust enrichment in connection with the alleged conduct underlying the claims asserted in the securities actions and negligence and breach of contract. On March 10, 2015, the plaintiffs in the SDNY Consolidated Derivative Action filed a consolidated amended complaint. On April 3, 2015, the Company and other defendants filed motions to dismiss the consolidated amended complaint in the SDNY Consolidated Derivative Action due to plaintiffs’ failure to make a pre-suit demand as required under Maryland law, which the Court granted on June 24, 2015. On July 8, 2015, the plaintiffs in the Botifoll Action voluntarily dismissed their complaint without prejudice. On July 15, 2015, the parties to the New York Derivative Action entered into a stipulation dismissing the action with prejudice as to plaintiffs’ failure to comply with the pre-suit demand requirement under Maryland law and without prejudice as to the underlying claims. On August 11, 2015, the plaintiff in the Meloche Action voluntarily dismissed the complaint without prejudice.
In January 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”). The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. On April 17, 2015, the plaintiff filed an amended complaint. On May 29, 2015, the Company and other defendants filed motions to dismiss certain claims in the Jet Capital Action. On October 27, 2015, the court heard oral argument on the motions to dismiss and denied the motions.
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
On July 31, 2015, the Company and certain of its former officers and current and former directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Witchko v. Schorsch, et al., No. 15-cv-06043 (AKH) (the “Witchko Action”). Witchko asserts claims under Section 14 of the Exchange Act arising out of allegedly false and misleading statements made in the Company’s proxy statements and the incorporation by reference of allegedly false and misleading financial statements. The action seeks money damages and other relief on behalf of the Company, for, among other things, alleged breach of fiduciary duty, abuse of control and unjust enrichment. On October 15, 2015, the Company and other defendants filed motions to dismiss the Witchko Action due to plaintiff’s failure to plead facts, as required under Maryland law, demonstrating that the Board’s decision to refuse plaintiff’s pre-suit demand was wrongful and not a protected business judgment.
On October 27, 2015, the Company and certain of its former officers, the OP, and other entities were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (ESW) (the “Vanguard Action”). The Vanguard Action seeks money damages and asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Vanguard Action also asserts claims under Arizona law pursuant to the Arizona Consumer Fraud Act and seeks punitive damages thereunder. The Company is not yet required to respond to the complaint in the Vanguard Action.
On October 27 and October 28, 2015, the Company and certain of its former officers, the OP, and other entities were named as defendants in four individual securities fraud actions filed in the United States District Court for the Southern District of New York: BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464 (the “BlackRock Action”); PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466 (the “PIMCO Action”); Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al.,

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

No. 15-cv-08467 (the “Clearline Action”); and Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510 (the “Pentwater Action”). The BlackRock Action, the PIMCO Action, the Clearline Action and the Pentwater Action seek money damages arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The BlackRock Action and the PIMCO Action assert claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The BlackRock Action also asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The Clearline Action and the Pentwater Action assert claims under Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Clearline Action and the Pentwater Action also assert a claim for common law fraud under New York law and seek punitive damages thereunder. The Company is not yet required to respond to the complaints in the BlackRock Action, the PIMCO Action, the Clearline Action or the Pentwater Action.
On October 28, 2015, the Company and certain of its former officers and directors (among other individuals and entities) were named as defendants in a putative securities class action complaint filed in the United States District Court for the Southern District of New York: IRA FBO John Esposito v. American Realty Capital Properties, Inc. et al., No. 15-cv-08508 (the “Esposito Action”). The Esposito Action seeks money damages and asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company is not yet required to respond to the complaint in the Esposito Action.
On October 30, 2015, the Company and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The action seeks money damages and other relief on behalf of the Company for, among other things, alleged breach of fiduciary duty and contribution and indemnification. The Company and defendants are not yet required to respond to the complaint in this action.
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
September 30, 2015 (Unaudited) – (Continued)

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
In August 2013, counsel in the Tarver Action filed a motion for a stay in the Baltimore Court, informing the court that the plaintiff had agreed to join and participate in the prosecution of other actions concerning the CapLease transaction then pending in a New York court (which were subsequently dismissed). The stay was granted by the Baltimore Court and there has been no subsequent activity in the Tarver Action.
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
Cole Litigation Matters
Two actions filed in March and April 2013 in the United States District Court for the District of Arizona, assert shareholder class action claims under the Securities Act of 1933, along with claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment, among others, relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation, pursuant to which Cole became a self-managed REIT; Schindler v. Cole Holdings Corp., et al., 13-cv-00712; and Carter v. Cole Holdings Corp., et al., 13-cv-00629. Defendants filed a motion to dismiss both complaints in January 2014. Both of those lawsuits have been stayed by the Court pursuant to a joint request made by all parties pending final approval of the Consolidated Maryland Cole Merger Action described below.
To date, a number of lawsuits have been filed in connection with the Cole Merger, the following of which remain pending. Between October and November 2013, eight putative stockholder class action or derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland, which were consolidated in December 2013, under the caption Polage v. Cole Real Estate Investments, Inc., et al., 24-c-13-006665 (the “Consolidated Maryland Cole Merger Action”).
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
September 30, 2015 (Unaudited) – (Continued)

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
In December 2014, the parties in the Consolidated Maryland Cole Merger Action executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Stipulation. In January 2015, the Baltimore Circuit Court issued an order approving the settlement pursuant to the terms of the Amended Stipulation. Under the terms of the approved settlement, defendants paid a settlement amount of $14.0 million, half of which was to be used for attorney’s fees. One objector is pursuing an appeal of the settlement order. That appeal is pending.
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
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Offices Leases
October 1, 2015 - December 31, 2015	$4,845	$1,292
2016	18,518	5,010
2017	17,947	4,585
2018	15,785	4,703
2019	15,383	4,769
Thereafter	251,217	18,558
Total	$323,695	$38,917
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of September 30, 2015, Cole Capital was a party to 26 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 33 properties, subject to meeting certain criteria, for an aggregate purchase price of $417.0 million, exclusive of closing costs. As of September 30, 2015, Cole Capital had $5.9 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Managed REIT for amounts escrowed when the property is assigned to the respective Managed REIT.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

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
Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of September 30, 2015, the General Partner had approximately 905.0 million common shares issued and outstanding.
Additionally, the Operating Partnership had approximately 905.0 million General Partner OP Units issued and outstanding as of September 30, 2015, corresponding to the General Partner’s outstanding shares of Common Stock.
Preferred Stock and Preferred OP Units
On January 3, 2014, in connection with the ARCT IV Merger, 42.2 million shares of Series F Preferred Stock were issued, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F preferred units (“General Partner Series F Preferred Units”) to the General Partner, and 700,000 Series F Preferred Units (“Limited Partner Series F Preferred Units”) to holders of each outstanding unit of American Realty Capital Operating Partnership IV, L.P. (the “ARCT IV Operating Partnership”) (each, an “ARCT IV OP Unit”). As of September 30, 2015, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
The Series F Preferred Units contain the same terms as the Series F Preferred Stock. Therefore, the Series F Preferred Stock/Units will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share/unit (equivalent to $1.675 per share/unit on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the Company may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock traded on the NASDAQ under the symbol “ARCPP” through July 30, 2015. The Series F Preferred Stock began trading on the NYSE under the symbol “VER PRF” on July 31, 2015.
Limited Partner OP Units
As of September 30, 2015 and December 31, 2014, the Operating Partnership had approximately 23.8 million of Limited Partner OP Units outstanding.
On March 11, 2015, the Company received redemption requests totaling approximately 13.1 million OP Units ($126.7 million based on a redemption price of $9.65) from certain affiliates of ARC Properties Advisors, LLC (the “Former Manager”). The Company believes it has potential claims against recipients of those OP Units and is engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, the OP did not pay distributions in respect of a substantial portion of the outstanding Limited Partner OP Units on October 15, 2015, when the Common Stock dividend was otherwise paid.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Common Stock Dividends
On December 23, 2014, in connection with the amendments to the Credit Facility, the Company agreed to suspend payment of dividends on its common stock until it complied with certain financial statement delivery and other information requirements. On March 30, 2015, the Company satisfied these financial statement and other information requirements. On August 5, 2015, the Company declared a dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) to stockholders of record as of September 30, 2015, which was paid on October 15, 2015, and December 31, 2015, which will be paid on January 15, 2016.
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the nine months ended September 30, 2015, the General Partner repurchased 183,492 shares to satisfy the federal and state tax withholding on behalf of employees.
Note 16 – Equity-based Compensation
Equity Plan
The General Partner has adopted an equity plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common Stock (“Restricted Shares”), restricted stock units (“Restricted Stock Units”), dividend equivalent rights and other stock-based awards to the General Partner’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who are providing services to the General Partner or its affiliates. To date, the General Partner has granted fully vested shares of Common Stock, Restricted Shares, Restricted Stock Units and Deferred Stock Units, as defined below, under the Equity Plan. Restricted Shares provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. In accordance with U.S. GAAP, Restricted Shares are considered issued and outstanding. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting of Restricted Stock Units, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.
The General Partner authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of September 30, 2015, the General Partner had cumulatively awarded under its Equity Plan approximately 4.2 million Restricted Shares, net of the forfeiture of 3.5 million Restricted Shares through that date, 2.1 million Restricted Stock Units, net of the forfeiture of 0.2 million Restricted Stock Units through that date, and 0.1 million Deferred Stock Units, as defined below, collectively representing approximately 6.4 million shares of Common Stock. Accordingly, as of such date, approximately 86.4 million additional shares were available for future issuance.
During the nine months ended September 30, 2015, the General Partner awarded 5,634 common shares. The fair value of the awards was determined using the closing stock price on the grant date and expensed in full on the grant date. The Company recorded $0.1 million of compensation expense related to the awards for the nine months ended September 30, 2015, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Restricted Shares
The Company has issued Restricted Shares to certain employees and non-executive directors beginning in 2011 through September 30, 2015. In addition, the Company issued Restricted Shares to employees of affiliates of the Former Manager prior to 2015. The fair value of the Restricted Shares granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of Restricted Shares granted to non-executive directors and employees of affiliates of the Former Manager under the Equity Plan is measured based upon the fair value of goods or services received or the equity instruments granted, whichever is more reliably determinable and is expensed in full at the date of grant. During the three and nine months ended September 30, 2015, the Company recorded $0.6 million and $2.7 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The following table details the activity of the Restricted Shares during the nine months ended September 30, 2015.

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2014	2,684,062	$13.84
Granted	4,010	9.76
Vested	(749,184)	13.95
Forfeited	(424,654)	13.64
Unvested shares, September 30, 2015	1,514,234	$13.84
Time-Based Restricted Stock Units
During the nine months ended September 30, 2015, the General Partner awarded Restricted Stock Units to certain employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three and nine months ended September 30, 2015, the Company recorded $0.5 million and $1.1 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Deferred Stock Units
During the nine months ended September 30, 2015, the General Partner awarded Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting and will be settled with Common Stock on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date. The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed in full on the grant date. During the three and nine months ended September 30, 2015, the Company recorded $0.1 million and $0.8 million, respectively, of expense related to the Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the nine months ended September 30, 2015.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	642,808	9.68	90,076	8.75
Vested	(379)	9.76	(90,076)	8.75
Forfeited	(30,344)	9.76	—	—
Unvested units, September 30, 2015	612,085	$9.68	—	$—
Market-Based Restricted Stock Units
During the nine months ended September 30, 2015, the General Partner awarded Restricted Stock Units to certain employees under the Equity Plan that are contingent upon the Common Stock reaching a certain market price (the “Market-Based Restricted Stock Units”). The Market-Based Restricted Stock Units will vest on December 31, 2015 if the employee is still employed as of such date and if the closing price of the Common Stock exceeds $10 per share for 20 consecutive trading days (the “Market Condition”) prior to December 31, 2015. If the Market Condition is achieved subsequent to December 31, 2015 but prior to December 31, 2017, the Market-Based Restricted Stock Units will vest on the date the Market Condition is satisfied, provided the recipient has maintained his/her continuous employment for the required period. If the Market Condition is not satisfied by December 31, 2017, the Market-Based Restricted Stock Units will become null and void. The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date is determined using a Monte Carlo simulation, which takes into account multiple input variables that determine the probability of satisfying the Market Condition. The method requires the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense relating to the awards that are expected to vest upon achieving the Market Condition is recognized on a straight-line basis over the derived service period regardless of whether the Market Condition is satisfied, provided that the requisite service condition has been

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

achieved. The amount of periodic expense recognized is based upon the estimated forfeiture rate, which is updated according to actual forfeiture activity. During the three and nine months ended September 30, 2015, the Company recorded $2.2 million and $4.3 million, respectively, of expense related to the Market-Based Restricted Stock Units which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Long-Term Incentive Awards
During the nine months ended September 30, 2015, the General Partner awarded long-term incentive-based Restricted Stock Units (the “LTI Target Awards”) to certain employees under the Equity Plan. Vesting of the LTI Target Awards is based upon the General Partner’s level of achievement of total stockholder return (“TSR”), including both share price appreciation and common stock dividends, as measured equally against a market index and against a peer group for the period from April 1, 2015 through December 31, 2017 (“LTI Performance Period”).
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense relating to awards that are expected to vest based upon the General Partner’s expected TSR is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. The amount of periodic expense recognized is based upon the estimated forfeiture rate, which is updated according to actual forfeiture activity. During the three and nine months ended September 30, 2015, the Company recorded $0.6 million and $1.3 million, respectively, of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the unvested Market-Based Restricted Stock Units and the LTI Target Awards during the nine months ended September 30, 2015.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	922,686	8.57	759,241	11.65
Vested	—	—	(828)	11.77
Forfeited	(95,592)	8.58	(60,614)	11.77
Unvested units, September 30, 2015	827,094	$8.57	697,799	$11.64
Director Stock Plan
The General Partner adopted the Non-Executive Director Stock Plan (the “Director Stock Plan”), which provides for the grant of Restricted Shares of common stock to each of the General Partner’s non-executive directors. As of September 30, 2015, all shares awarded by the General Partner have vested and there was no activity within the Director Stock Plan during the nine months ended September 30, 2015.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Pursuant to previous authorization from the General Partner’s board of directors, as a result of the termination of the Management Agreement, all of the approximately 8.2 million LTIP Units were deemed vested and convertible into OP Units upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date.
On October 3, 2013, the General Partner’s board of directors approved a multi-year outperformance plan (the “2014 OPP”), which became effective upon the General Partner’s transition to self-management on January 8, 2014. Under the 2014 OPP, individual agreements were entered into between the General Partner and the participants selected by the General Partner’s board of directors (the “Participants”) that set forth the Participant’s participation percentage in the 2014 OPP and the number of LTIP Units of the OP subject to the award (“OPP Agreements”). Under the 2014 OPP and the OPP Agreements, the Participants were eligible to earn performance-based bonus awards equal to the Participant’s participation percentage of a pool that is funded up to a maximum award opportunity of approximately 5% of the General Partner’s equity market capitalization at the time of the approval of the 2014 OPP which, following the Audit Committee’s and Company’s review, was determined to be $120.0 million, not the $218.1 million pool which had been used originally to calculate and report the awards issued to the Participants.
During the three months ended December 31, 2014, all of the Participants in the 2014 OPP departed from the Company and forfeited all of their interests in the 2014 OPP. As such, all equity-based compensation expense related to the 2014 OPP was reversed in the three months ended December 31, 2014 and no expense was recorded during the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recorded $2.7 million and $8.0 million of equity-based compensation expense relating to the 2014 OPP, which is included in general and administrative expense in the accompanying statements of operations.
The Compensation Committee of the General Partner’s board of directors (the “Compensation Committee”) elected to terminate the 2014 OPP on April 23, 2015, which had zero LTIP Units outstanding following the fourth quarter 2014 departures of the Participants. During the first quarter of 2015, the Compensation Committee, with input from its independent compensation consultant, elected to adopt the LTI Target Award structure described above.
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
In 2014, the Company, ARCT III and ARCT IV incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), AR Capital, LLC (“ARC”), ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III, LLC (the “ARCT III Advisor”), American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). As a result of the resignations of certain officers and directors in December 2014, the Former Manager and its affiliates are no longer affiliated with the Company.
During the three and nine months ended September 30, 2015, there were no material transactions with the Former Manager or any of the Former Manager’s affiliates.
The Audit Committee Investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warrant scrutiny. As of December 31, 2014, the Company had recovered consideration valued at $8.5 million in respect of such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. The Company believes it has potential claims against recipients of certain OP Units and is engaged in discussions with affiliates of the Former Manager regarding pending redemption requests. Prior to any resolution, the Company does not currently intend to satisfy any of the redemption requests. See Note 15 – Equity for further discussion. As of September 30, 2015, no asset has been recognized in the accompanying consolidated financial statements related to any potential recovery.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The following table summarizes the related party fees and expenses incurred by the Company and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expenses and capitalized costs:
Offering related costs	$—	$—	$—	$2,150
Acquisition related expenses	—	—	—	1,652
Merger and other non-routine transaction related costs	—	—	—	137,778
Management fees to affiliates	—	—	—	13,888
General and administrative expenses	—	60	—	16,089
Indirect affiliate expenses	—	5,595	—	10,090
Total expenses and capitalized costs	$—	$5,655	$—	$181,647
The following sections below further expand on the summarized related party transactions listed above. Unless otherwise indicated, all of the related party fees and expenses discussed below were incurred and recognized during the three and nine months ended September 30, 2014. No such expenses were incurred during the three and nine months ended September 30, 2015.
Offering Related Costs
The Company and ARCT IV recorded commissions, fees and offering cost reimbursements for services provided to the Company and ARCT IV, as applicable, by affiliates of the Former Manager.
During the nine months ended September 30, 2014, the Company incurred $2.2 million in commissions and fees paid to RCS in connection with the ARCT IV IPO, for which RCS served as the dealer manager. In addition, the Company reimbursed RCS for services relating to the Company’s ATM equity program during 2014. Offering related costs are included in offering costs in the accompanying consolidated statements of changes in equity. No fees were incurred during the three months ended September 30, 2014 in connection with these transactions.
Acquisition Related Expenses
During the nine months ended September 30, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to its acquisition of certain properties from Fortress Investment Group LLC and $0.6 million (equal to 0.25% of the contract purchase price) to RCS related to its acquisition of certain properties from Inland American Real Estate Trust, Inc. (“Inland”). No fees were incurred during the three months ended September 30, 2014 in connection with these transactions.
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
September 30, 2015 (Unaudited) – (Continued)

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
Merger Related Costs
ARCT IV Merger
Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. These commissions were included in merger and other non-routine transactions in the accompanying consolidated statements of operations for the nine months ended September 30, 2014.
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
September 30, 2015 (Unaudited) – (Continued)

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
Furniture, Fixtures and Equipment and Other Assets
The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, the Sellers sold the OP certain furniture, fixtures and equipment and other assets (“FF&E”) used by the Sellers in connection with managing the property-level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million to purchase the FF&E and other assets during the nine months ended September 30, 2014. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company expensed the amount originally capitalized and recognized the expense in merger and other non-routine transactions during the fourth quarter of 2014.
Other Fees and Expenses
In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the nine months ended September 30, 2014.
Personnel Costs and Other Reimbursements
The Company and ARCT IV incurred expenses of and paid $2.1 million to RCS Advisory and ANST for personnel costs and reimbursements in connection with non-recurring transactions during the nine months ended September 30, 2014.
Post-Transaction Support Services
In connection with its entry into the merger agreement with ARCT IV, ARCT IV agreed to pay additional asset management fees, which totaled $1.4 million, net of credits received during the nine months ended September 30, 2014.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the nine months ended September 30, 2014. No expense was recognized during the three months ended September 30, 2014.
General and Administrative Expenses
The Company and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company and ARCT IV during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative expenses:
Advisory fees and reimbursements	$—	$60	$—	$2,015
Equity awards	—	—	—	14,074
Total general and administrative expenses	$—	$60	$—	$16,089
Advisory Fees and Reimbursements
The Company and ARCT IV agreed to pay certain fees and reimbursements during the three and nine months ended September 30, 2014, to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the three and nine months ended September 30, 2014, these expenses totaled $0.1 million and $2.0 million, respectively.
Equity Awards
Upon consummation of the merger with ARCT III, the Company entered into the OPP with the Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets. During the nine months ended September 30, 2014, $1.6 million was recorded in general and administrative expenses as equity-based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014. No expenses were incurred during the three months ended September 30, 2014.
During the nine months ended September 30, 2014, the Company granted 796,075 restricted share awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who were affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million for the nine months ended September 30, 2014 was recorded in general and administrative expenses in the accompanying consolidated statements of operations. No grants were made to employees of affiliates of the Former Manager during the three months ended September 30, 2014.
Indirect Affiliate Expenses
The Company incurred fees and expenses payable to affiliates of the Former Manager or payable to a third party on behalf of affiliates of the Former Manager for amenities related to certain buildings, as explained below. These expenses are depicted in the table below for the periods indicated (in thousands):

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Indirect affiliate expenses:
Audrain building	$—	$4,769	$—	$8,691
ANST office build-out	—	114	—	449
New York (405 Park Ave.) office	—	677	—	864
Dresher, PA office	—	24	—	60
North Carolina office	—	11	—	26
Total indirect affiliate expenses	$—	$5,595	$—	$10,090
Audrain Building
During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, the Former Manager and affiliates of the Former Manager. An affiliate of the Former Manager requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to ARC Advisory or be paid directly to the contractors and vendors. During the three and nine months ended September 30, 2014, the Company incurred $4.7 million and $8.5 million respectively, for tenant improvements and furniture and fixtures relating to the renovation directly to the third parties.
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
ANST Office Build-out
During the three and nine months ended September 30, 2014, as a result of the Cole Merger, the Company worked to develop a partnership with ANST. Plans were made to move ANST to part of the Cole Capital office building in 2014. In order to accommodate the ANST employees, the Cole Capital office building was remodeled. During the three and nine months ended September 30, 2014, the Company paid $0.1 million and $0.4 million, respectively, directly to third parties for leasehold improvements and furniture and fixtures relating to the renovation.
ANST never moved into the building. The Company is considering its options with regard to recovery of such payments, although no decisions have been made at this time. No asset has been recognized in the financial statements related to any potential recovery.
Shared Office Space
During the three and nine months ended September 30, 2014, the Company paid $0.7 million and $1.0 million, respectively, to an affiliate of the Former Manager for rent related to offices in New York, Pennsylvania, and North Carolina where certain of the Company’s employees shared office space with an affiliate of the Former Manager. The Company no longer occupies the office space.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Additional Related Party Transactions
The following related party transactions were not included in the tables above.
Tax Protection Agreement
The Company is party to a tax protection agreement with ARC Real Estate, which contributed its 100% indirect ownership interests in 63 of the Company’s properties to the Operating Partnership in the formation transactions related to the Company’s IPO. Pursuant to the tax protection agreement, the Company has agreed to indemnify ARC Real Estate for its tax liabilities (plus an additional amount equal to the taxes incurred as a result of such indemnity payment) attributable to its built-in gain, as of the closing of the formation transactions, with respect to its interests in the contributed properties (other than two vacant properties contributed), if the Company sells, conveys, transfers or otherwise disposes of all or any portion of these interests in a taxable transaction on or prior to September 6, 2021. The sole and exclusive rights and remedies of ARC Real Estate under the tax protection agreement will be a claim against the Operating Partnership for ARC Real Estate’s tax liabilities as calculated in the tax protection agreement, and ARC Real Estate shall not be entitled to pursue a claim for specific performance or bring a claim against any person that acquires a protected property from the Operating Partnership in violation of the tax protection agreement.
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
Investment in an Affiliate of the Former Manager
During the nine months ended September 30, 2014, the Company held an investment in a real estate fund advised by an affiliate of the Former Manager, which invested primarily in equity securities of other publicly traded REITs. As of September 30, 2015, the Company sold all of its investments in the fund.
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
Offering-Related Revenue
The Company generally receives a selling commission and dealer manager or distribution fee based on the gross offering proceeds related to the sale of shares of the Managed REITs’ common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares issued under the respective Managed REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock (excluding selling commissions, if applicable, and the dealer manager fee) are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital in Note 3 – Segment Reporting. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in deferred costs and other assets, net in the accompanying consolidated unaudited balance sheets. The

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserves for any balances considered not collectible. As of September 30, 2015 and December 31, 2014, the Company had organization and offering costs of $20.9 million and $12.9 million, respectively, which were net of reserves of $20.2 million and $13.1 million, respectively. Additional reserves may be recorded in subsequent periods if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions used at September 30, 2015.
The following table shows the offering fee summary information for the Managed REITs as of September 30, 2015:

Program	Selling Commissions (1)	Dealer Manager and Distribution Fees (2)
Open Programs
CCPT V	7%	2%
INAV	(3)	(3)
CCIT II	7%	2%

Closed Programs
CCPT IV (4)	7%	2%
_______________________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)	The Company may reallow all or a portion of its dealer manager fee or applicable distribution fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)
In connection with the INAV offering, the Company receives selling commissions, an asset-based dealer manager fee and/or an asset-based distribution fee, all based on the net asset value, as summarized in the table below for each class of common stock:

Share Class	Selling Commission (1)	Dealer Manager Fee (2)	Distribution Fee (2)
Wrap Class Shares	—	0.55%	—
Advisor Class Shares	up to 3.75%	0.55%	0.50%
Institutional Class Shares	—	0.25%	—
(4) CCPT IV’s offering closed April 4, 2014.
Transaction Service Revenue
The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Managed REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Managed REIT and other affiliates.
The following table shows the transaction-related fees for the Managed REITs and other real estate programs as of September 30, 2015:

Program	Acquisition Transactional Fees (1)	Disposition Fees	Liquidation Performance Fees (2)
Open Programs
CCPT V	2%	1%	15%
INAV	—	—	—
CCIT II	2%	1%	15%

Closed Programs
CCPT IV	2%	1%	15%
Other Programs	Various	Various	Various
_______________________________________________

(1)	Percent taken on gross purchase price.

(2)
Performance fee paid only under the following circumstances: (i) if shares are listed on a national securities exchange; (ii) if the respective Managed Program is sold or the assets are liquidated; or (iii) upon termination of the advisory agreement. In connection with such events, the performance fee will only be earned upon the return to investors of their net capital invested and an 8% annual cumulative, non-compounded return (6% in the case of CCPT V).

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Management Service Revenue
The Company earns advisory and asset and property management fees from certain Managed REITs and other real estate programs. The Company may also be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In addition, the Company earns a performance fee relating to INAV for any year in which the total return on stockholders’ capital exceeds 6% per annum on a calendar year basis.
The following table shows the management fees for the Managed REITs as of September 30, 2015:

Program	Asset Management / Advisory Fees (1)	Performance Fees (2)
Open Programs
CCPT V	0.65% - 0.75%	—
INAV	0.90%	25%
CCIT II	0.65% - 0.75%	—

Closed Programs
CCPT IV	0.65% - 0.75%	—
Other Programs	Various	—
_______________________________________________
(1) Annualized fee based on the average monthly invested assets or net asset value, if available.
(2) Performance fee paid for any year in which the total return on stockholders’ capital exceeds 6% per annum on a calendar year basis.
The table below reflects the revenue earned from the Managed REITs and other affiliates for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Offering-related fees and reimbursements
Securities commissions (1)	$3,328	$13,369	$8,345	$48,993
Dealer manager and distribution fees (2)	1,258	4,099	3,143	14,964
Reimbursement revenue	1,264	4,067	2,995	10,000
Offering-related fees and reimbursements	5,850	21,535	14,483	73,957

Transaction service fees and reimbursements
Acquisition fees	6,233	22,897	14,913	41,868
Disposition fees (3)	764	74	8,189	74
Reimbursement revenues	403	1,452	1,594	2,464
Transaction service fees and reimbursements	7,400	24,423	24,696	44,406

Management fees and reimbursements
Asset and property management fees and leasing fees	416	428	1,213	1,407
Advisory and performance fee revenue	10,998	11,212	32,674	26,134
Reimbursement revenues	2,882	2,199	8,503	5,372
Management fees and reimbursements	14,296	13,839	42,390	32,913

Interest income on Affiliate Lines of Credit	306	76	967	101

Total related-party revenues	$27,852	$59,873	$82,536	$151,377
___________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)	The Company may reallow all or a portion of its dealer manager fee or applicable distribution fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)	The Company earned a disposition fee of $4.4 million on behalf of CCIT when it merged with Select Income REIT on January 29, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Investment in the Managed REITs
As of September 30, 2015, the Company owned aggregate equity investments of $3.6 million in the Managed REITs. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions. The Company records its proportionate share of net income from the Managed REITs within other income, net in the consolidated statements of operations. During the three and nine months ended September 30, 2015, the Company recognized $27,000 of net loss and $63,000 of net income, respectively, from the Managed REITs. During the three and nine months ended September 30, 2014, the Company recognized $0.4 million of net income and $1.4 million of net loss, respectively, from the Managed REITs.
The table below presents certain information related to the Company’s investments in the Managed REITs as of September 30, 2015 (carrying amount in thousands):

	September 30, 2015
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT IV	0.01%	$124
CCPT V	1.39%	1,692
CCIT II	0.85%	1,608
INAV	0.16%	155
		$3,579
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, of $0.2 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively, relates to amounts due to the Managed REITs for expense reimbursements.
Due from Affiliates
As of September 30, 2015 and December 31, 2014, $67.0 million and $86.1 million, respectively, was expected to be collected from affiliates, including balances from the Managed REITs’ lines of credit, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements. The Company had a balance of $17.0 million due from the Managed REITs as of September 30, 2015 for services provided by the Company which we expect to be reimbursed in accordance with the Managed REITs’ respective advisory and property management agreements. The balance is included in due from affiliates in the accompanying consolidated balance sheets.
As of September 30, 2015, the Company had revolving line of credit agreements in place with each of CCIT II, CCPT V and INAV (the “Affiliate Lines of Credit”) that provide for maximum borrowings of $60.0 million to each of CCIT II and CCPT V and $20.0 million to INAV. The Affiliate Lines of Credit bear interest at variable rates ranging from one-month LIBOR plus 2.20% to one-month LIBOR plus 2.45% and mature on dates ranging from December 2015 to March 2016. As of each of September 30, 2015 and December 31, 2014, there was $50.0 million outstanding on the Affiliate Lines of Credit.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to the Company	$7,529	$(280,398)	$(128,963)	$(626,562)
Less: dividends to preferred shares and participating securities	18,191	37,643	54,142	84,366
Net loss attributable to common stockholders	$(10,662)	$(318,041)	$(183,105)	$(710,928)

Weighted average number of common shares outstanding - basic and diluted	903,461,323	902,096,102	903,267,282	756,289,984

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.01)	$(0.35)	$(0.20)	$(0.94)
As of September 30, 2015, approximately 23.8 million OP Units outstanding, which are convertible into an equal number of shares of Common Stock, and approximately 3.7 million of unvested Restricted Shares and unvested Restricted Stock Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.
Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit computation for the OP for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands, except for unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to the Operating Partnership	$7,737	$(288,202)	$(132,458)	$(650,720)
Less: dividends to preferred units and participating securities	18,191	37,643	54,142	84,366
Net loss attributable to common unitholders	$(10,454)	$(325,845)	$(186,600)	$(735,086)

Weighted average number of common units outstanding - basic and diluted	927,225,120	926,801,361	927,031,079	781,112,325

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.01)	$(0.35)	$(0.20)	$(0.94)
As of September 30, 2015, approximately 3.7 million shares of unvested restricted units were excluded from the calculation of diluted net loss per unit as the effect would have been antidilutive.
Note 19 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS structure, recognized a benefit of $0.7 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, which is included in (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations. A provision of $1.1 million and a benefit of $12.6 million were recognized for the three and nine months ended September 30, 2014. The difference in the provision or benefit reflected in the accompanying consolidated statements of operations as compared to the provision or benefit calculated at the statutory federal income tax rate is primarily attributable to various permanent differences and state and local income taxes.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P. )
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015 (Unaudited) – (Continued)

The REI segment recognized a provision for the three and nine months ended September 30, 2015 of $2.2 million and $7.2 million, respectively, and a provision for the three and nine months ended September 30, 2014 of $2.0 million and $5.9 million, respectively, which are included in (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the nine months ended September 30, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within (provision for) benefit from income and franchise taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various Canadian jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2011.
Note 20 – Subsequent Events
The following events occurred subsequent to September 30, 2015:
Notable Real Estate Investment Activity
From October 1, 2015 through November 3, 2015, the Company disposed of 56 properties for an aggregate gross sales price of $436.4 million. The notable dispositions include 51 Red Lobster® restaurants for an aggregate gross sales price of $204.4 million and an AT&T office property held in one of the consolidated joint venture arrangements for $226.2 million, which represents the Company’s share of the sales price based on its legal ownership interest. The legal ownership interest may not equal the Company’s economic interest at the disposition date.
Departure and Appointment of Certain Officers
Effective October 5, 2015, the board of directors appointed Michael J. Bartolotta as Executive Vice President, Chief Financial Officer and Treasurer, succeeding Michael J. Sodo in those positions. Mr. Sodo entered into a separation agreement with the Company with respect to his departure, pursuant to which, effective October 5, 2015, Mr. Sodo was no longer the Company’s Executive Vice President, Chief Financial Officer and Treasurer and no longer occupied any other positions with the Company’s subsidiaries. Pursuant to Mr. Sodo’s employment agreement with the Company, dated January 9, 2015, he will receive cash severance of $1.4 million and his outstanding unvested time-based restricted shares and restricted stock units will vest in full. The outstanding performance criteria underlying Mr. Sodo’s performance-based restricted stock units have not been satisfied and, accordingly, such performance-based restricted stock units have been forfeited in full. Mr. Sodo remained with the Company to assist in the transition of responsibilities to Mr. Bartolotta through November 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements of VEREIT, Inc., f/k/a American Realty Capital Properties, Inc. and VEREIT Operating Partnership, L.P., f/k/a ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”) and the notes thereto. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with our consolidated subsidiaries, including the OP, which were affiliates of the Former Manager prior to December 12, 2014, and are no longer affiliated with the Former Manager since then. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I – Financial Information,” including the Notes to the Consolidated Financial Statements contained therein.
Restatement
We previously restated our consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013, and the OP restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the fiscal periods ended June 30, 2014 and 2013 to correct errors that were identified as a result of a previously-announced investigation conducted by the Audit Committee of the Company’s board of directors, as well as certain other errors that were identified in connection with the investigation. For a discussion of reconciliations of originally reported amounts to the corresponding prior fiscal period restated amounts, see our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2014 filed with the SEC on March 2, 2015. The following discussion and analysis of our financial condition and results of operations is based on the restated amounts.
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

•
As disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015, we reported material weaknesses in our disclosure controls and procedures and our internal control over financial reporting and we may not be able to remediate such material weaknesses in a timely manner.

•
We may be unable to fully reestablish the financial network which previously supported Cole Capital and its Managed REITs and/or regain the prior level of transaction and capital raising volume of Cole Capital.

•	Our Cole Capital operations are subject to extensive governmental regulation.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Part II, Item 1A. Risk Factors within our Quarterly Report on Form 10-Q for the period ended June 30, 2015.
Overview
We are a Maryland corporation incorporated on December 2, 2010 that qualified as a REIT for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. Effective July 31, 2015, we transferred the listing of our Common Stock and Series F Preferred Stock to the NYSE from the NASDAQ. The Common Stock and Series F Preferred Stock now trade under the trading symbols, “VER” and “VER PRF,” respectively.
We are a full-service real estate operating company with investment management capabilities that operates through two business segments, REI and our investment management business, Cole Capital, as further discussed in Note 3 – Segment Reporting, to our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q. Through the REI segment, the Company owns and actively manages a diversified portfolio of 4,572 retail, restaurant, office and industrial real estate properties with 100.9 million square feet, of which 98.3% was leased as of September 30, 2015, with a weighted-average remaining lease term of 11.1 years. Cole Capital is contractually responsible for raising capital for and managing the affairs of the Managed REITs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services.
We seek to lease space and/or acquire properties leased to creditworthy tenants that meet our underwriting and operating guidelines. Prior to entering into any transaction, our corporate credit analysis and underwriting professionals conduct a review of a tenant’s credit quality. In addition, we consistently monitor the credit quality of our portfolio by actively reviewing the creditworthiness of certain tenants, focusing primarily on those tenants representing the greatest concentration of our portfolio. This review primarily includes an analysis of the tenant’s financial statements either quarterly, or as frequently as the lease permits. We also consider tenant credit quality when assessing our portfolio for strategic dispositions. When we assess tenant credit quality, we: (i) review relevant financial information, including financial ratios, net worth, revenue, cash flows, leverage and liquidity; (ii) evaluate the depth and experience of the tenant’s management team; and (iii) assess the strength/growth of the tenant’s industry. On an on-going basis, we evaluate the need for an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease. The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We are of the opinion that the credit risk of our portfolio is largely mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Operating Highlights and Key Performance Indicators
2015 Activity

•
Disposed of 74 and 89 properties, as well as classified three and five properties as held for sale, recording losses of $6.5 million and $62.6 million during the three and nine months ended September 30, 2015, respectively. We also disposed of our interest in one consolidated joint venture during the three months ended September 30, 2015, recording a gain of $6.7 million.

•
Decreased outstanding mortgage loans through property dispositions and monthly principal payments by $281.3 million and $457.9 million during the three and nine months ended September 30, 2015, respectively, bringing the outstanding principal to $3.2 billion at September 30, 2015.

•	Reduced the maximum capacity under the Credit Facility from $3.6 billion to $3.3 billion and reduced our minimum Unencumbered Asset Value from $10.5 billion to $8.0 billion.

•
Paid down $190.0 million and $1.1 billion on the revolving credit facility during the three and nine months ended September 30, 2015, respectively, bringing the outstanding balance to $1.1 billion at September 30, 2015.

•	Established a quarterly dividend of $0.1375 per share beginning in the third quarter of 2015, at an annualized rate of $0.55 per share.
Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, industry, tenant and geography. Below is a summary of our property type diversification and our top ten concentrations, based on annualized rental income, as of September 30, 2015.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets, excluding properties owned through unconsolidated joint ventures as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Portfolio Metrics
Properties owned	4,572	4,714
Rentable square feet (in millions)	100.9	113.8
Economic occupancy rate	98.3%	99.2%
Investment-grade tenants (1)	43.5%	44.8%
____________________________________

(1)
Investment-grade tenants are those with a Standard & Poor’s credit rating of BBB- or higher or a Moody’s credit rating of Baa3 or higher.  The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through unconsolidated joint ventures, as of and for the three months ended September 30, 2015:

September 30, 2015
Economic Metrics
Weighted-average lease term (1)	11.1
Lease rollover (1)(2):
Annual average	3.4%
Maximum for a single year	4.3%
Same store growth(3):
Three months ended	0.9%
Flat leases (1)(4)	21.5%
____________________________________

(1)
Based on annualized rental revenue of our real estate portfolio as of September 30, 2015. Annualized rental revenue represents rental revenue under our leases on operating properties reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by GAAP, including the effect of any tenant concessions, such as free rent, and excluding any contingent rent, such as percentage rent.

(2)	For the period beginning October 1, 2015 through December 31, 2019.

(3)
Represents contract rental revenue increase for properties that were owned for the entirety of the respective period in 2015 and 2014, except for properties during the current or prior year that were under development or redevelopment. See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable GAAP measure.

(4)
A flat lease is a lease that requires equal rent payments, with no increases, throughout the initial term of the lease agreement. A flat lease may include a period of free rent at the beginning or end of the lease.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollars in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Financial Metrics
Real Estate Investment Segment
Revenues	$357,408	$397,321	$1,091,074	$1,009,174
Operating income (loss)	$98,805	$79,413	$194,853	$(14,805)
Net income (loss)	$8,740	$(289,133)	$(130,134)	$(631,475)
Funds from operations (“FFO”) (1)	$192,161	$194,712	$581,670	$226,971
Adjusted funds from operations (“AFFO”) (1)	$191,419	$214,991	$581,862	$491,843
AFFO per diluted share (1)	$0.21	$0.23	$0.63	$0.61

Cole Capital Segment
Revenues	$27,546	$59,797	$81,569	$151,276
Operating income (loss)	$(1,802)	$2,038	$(5,590)	$(31,913)
Net income (loss)	$(599)	$1,086	$(1,127)	$(19,010)
Funds from operations (“FFO”) (1)	$(599)	$1,086	$(1,127)	$(19,010)
Adjusted funds from operations (“AFFO”) (1)	$5,009	$29,558	$17,039	$53,412
AFFO per diluted share (1)	$0.01	$0.03	$0.02	$0.07

Consolidated
Revenues	$384,954	$457,118	$1,172,643	$1,160,450
Operating income (loss)	$97,003	$81,451	$189,263	$(46,718)
Net income (loss)	$8,141	$(288,047)	$(131,261)	$(650,485)
Funds from operations (“FFO”) (1)	$191,562	$195,798	$580,543	$207,961
Adjusted funds from operations (“AFFO”) (1)	$196,428	$244,549	$598,901	$545,255
AFFO per diluted share (1)	$0.21	$0.26	$0.64	$0.68
____________________________________

(1)	See the Non-GAAP Disclosure section below for descriptions of our non-GAAP measures and reconciliations to the most comparable GAAP measure.
Results of Operations
Our results of operations are primarily influenced by the timing of acquisitions and dispositions and the operating performance of our real estate investments.
The following is a comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014
Rental Income
During the three months ended September 30, 2015, rental income decreased $31.9 million to $333.8 million as compared to $365.7 million during the same period in 2014. The decrease was primarily due to the disposition of an anchored shopping center portfolio in the fourth quarter of 2014, as well as the various dispositions in 2015, partially offset by earning a full quarter of revenue for the Red Lobster portfolio for the three months ended September 30, 2015, compared to a partial quarter for the same period in 2014.

The following chart shows the components of the change in our rental income from the three months ended September 30, 2014 to the three months ended September 30, 2015 (in millions):
Rental income increased $93.1 million to $1.0 billion for the nine months ended September 30, 2015 as compared to $924.6 million during the same period in 2014. The increase was primarily due to the full impact of Cole for the nine months ended September 30, 2015 compared to the 2014 impact of Cole from the closing of the Cole Merger on February 7, 2014 through September 30, 2014.
Cole Capital Revenue
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
As a result of the Audit Committee Investigation and the resulting Restatement, certain selling agreements with broker-dealers for the Managed REITs were suspended. Accordingly, our Cole Capital results of operations for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, reflect decreases in most revenue categories, as further discussed below. Certain selling agreements have been re-instated to date and we are in on-going discussions with other broker-dealers that suspended their respective selling agreements. We expect to continue to secure the reinstatement of suspended selling agreements; however, there are no guarantees as to when these agreements will be reinstated, if at all.
Offering-related fees and reimbursements include selling commissions, dealer manager fees and distribution fees earned from selling securities in the Managed REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed for the three and nine months ended September 30, 2015 and 2014 (in thousands). The net decreases of $4.2 million and $12.2 million for the three and nine months ended September 30, 2015, respectively, are a direct result of the decrease in capital raise related to the the suspension of certain selling agreements, as discussed above, and partly due to the closing of the offering of Cole Credit Property Trust IV, Inc. in the first quarter of 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Offering-related fees	$4,586	$17,468	$(12,882)	$11,488	$63,957	$(52,469)
Offering-related reimbursements	1,264	4,067	(2,803)	2,995	10,000	(7,005)
Less: reallowed fees and commissions	3,896	15,398	(11,502)	9,637	56,902	(47,265)
Offering-related fees and reimbursements, net of reallowed	$1,954	$6,137	$(4,183)	$4,846	$17,055	$(12,209)
Transaction service fees and reimbursement revenue consists primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Managed REITs and other affiliates. Transaction service fees were $7.0 million and $23.1 million for the three and nine months ended September 30, 2015, respectively, as compared to $23.0 million and $41.9 million during the same periods in 2014. Transaction-related reimbursement revenues were $0.4 million and $1.6 million for the three and nine months ended September 30, 2015, as compared to $1.5 million and $2.5 million during the same periods in 2014. The net decreases of $17.1 million and $19.7 million for the three and nine months ended September 30, 2015, respectively, are primarily due to decreases in acquisition fee revenue as there were less funds raised by the Managed REITs’ offering that could be deployed into real estate acquisitions on their behalf.
Management fees and reimbursement revenue represents advisory, asset and property management fees for operating, leasing and managing the portfolios of the Managed REITs and other affiliates. Management fees were $11.4 million and $33.9 million for the three and nine months ended September 30, 2015, respectively, as compared to $11.6 million and $27.5 million during the same periods in 2014. Management reimbursement revenues were $2.9 million and $8.5 million for the three and nine months ended September 30, 2015, as compared to $2.2 million and $5.4 million during the same periods in 2014. The overall net increases in fees and reimbursements of $0.5 million and $9.5 million for the three and nine months ended September 30, 2015, respectively, primarily relate to an increase in performance fees the Company received from INAV (of which a portion was waived in prior periods in relation to exceeding certain thresholds) as well as an increase in advisory and asset and property management fees from certain Managed REITs.
Acquisition Related Expenses
Acquisition related expenses decreased $12.2 million and $29.1 million for the three and nine months ended September 30, 2015, respectively, to $1.8 million and $5.5 million as compared to $14.0 million and $34.6 million, respectively, during the same periods in 2014. Acquisition costs primarily consist of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that are not consummated. The decrease in acquisition costs was primarily due to a significant decrease in acquisition activity during the three and nine months ended September 30, 2015, as compared to the same periods in 2014 primarily due to acquiring the Red Lobster portfolio in the third quarter of 2014.
Merger and Other Non-routine Transaction Related Expenses
Merger and other non-routine transaction costs increased $1.4 million to $9.0 million for the three months ended September 30, 2015, as compared to $7.6 million for the three months ended September 30, 2014. The increase for the quarter primarily relates to costs incurred as a result of the Audit Committee Investigation that we began incurring in the fourth quarter of 2014 and related litigation and investigation matters. The costs associated with the Audit Committee Investigation and related matters primarily consist of legal and other professional fees and costs, including fees and costs incurred as a result of the Company’s indemnification obligations.
Merger and other non-routine transaction costs decreased $133.1 million to $42.2 million for the nine months ended September 30, 2015, as compared to $175.3 million for the same period in 2014. For the nine months ended September 30, 2014, $78.2 million was recorded as an incentive distribution fee to an affiliate of the Former Manager upon the consummation of the ARCT IV Merger. We issued 6.7 million Limited Partner OP Units to the affiliate of the Former Manager as compensation for this fee. The remaining expenses incurred during the nine months ended September 30, 2014 were incurred in connection with the completion of the Cole Merger and the Company’s transition to self-management.
Property Operating Expenses and Operating Expense Reimbursement
Property operating expenses include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Property operating expenses were $32.0 million and $95.5 million for the three and nine months ended September 30, 2015, respectively, as compared to $41.0 million and $110.0 million, respectively, during the same periods in 2014. Operating expense reimbursements were $23.0 million and $71.2 million for the three and nine months ended September 30, 2015, respectively, as compared to $31.0 million and $81.7 million, respectively, during the same periods in 2014. The net decreases of $1.0 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, were driven primarily by the disposal of our portfolio of anchored shopping centers, which generally have higher operating expenses, during the fourth quarter of 2014, as well as the disposal of a portfolio of 68 CVS properties and various other dispositions since the prior period.
Management Fees to Affiliates
There were no management fees to affiliates incurred during the three and nine months ended September 30, 2015 as we completed our transition to self-management on January 8, 2014. During the nine months ended September 30, 2014, we incurred management fees of $13.9 million related to asset management fees in connection with the asset management services provided by the ARCT IV Advisor. We recorded an expense of $13.9 million based on the fair value of converted ARCT IV Class B Units, as discussed within Note 17 – Related Party Transactions and Arrangements.

General and Administrative Expenses
General and administrative expenses increased $2.6 million to $32.8 million for the three months ended September 30, 2015, as compared to $30.2 million during the same period in 2014. The increase is primarily related to a decrease in expected reimbursements for organization, registration and offering expenses associated with the sale of common stock from the Managed REITs and was partially offset by a decrease in employee compensation, a portion of which is variable and based on activities such as acquiring real estate and raising capital, as well as a decrease in sponsorship fees, both of which are a result of the suspended selling agreements.
General and administrative expenses decreased $22.9 million to $99.9 million for the nine months ended September 30, 2015, as compared to $122.8 million during the same period in 2014. The decrease in general and administrative expense is primarily related to a decrease in equity-based compensation of $22.6 million in comparison to the prior period, related to an issuance of shares granted to employees of affiliates of the Former Manager during the nine months ended September 30, 2014, which were fully expensed upon grant.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $56.7 million and $44.5 million for the three and nine months ended September 30, 2015, respectively, to $208.5 million and $645.2 million as compared to $265.2 million and $689.7 million, respectively, during the same periods in 2014.
As noted within Note 3 – Segment Reporting, depreciation and amortization expense recorded within the REI segment decreased $39.9 million and $5.4 million for the three and nine months ended September 30, 2015, respectively, to $200.2 million and $620.1 million as compared to $240.1 million and $625.5 million, respectively, during the same periods in 2014. The depreciation and amortization expense recorded during the three and nine months ended September 30, 2015 decreased from the respective 2014 periods due to the disposal of our portfolio of anchored shopping centers during the fourth quarter of 2014 and dispositions of real estate properties in 2015. In addition, we recorded $185.8 million of impairments on real estate subsequent to September 30, 2014. The decrease in depreciation and amortization for the nine months ended September 30, 2015, was offset by the full impact of the properties acquired in the Cole Merger on February 7, 2014.
As noted within Note 3 – Segment Reporting, depreciation and amortization expense recorded within the Cole Capital segment decreased $16.7 million and $39.1 million for the three and nine months ended September 30, 2015, respectively, to $8.4 million and $25.1 million as compared to $25.1 million and $64.2 million, respectively, during the same periods in 2014. The depreciation and amortization expense recorded during the three and nine months ended September 30, 2015 is less than the respective 2014 periods primarily due to $86.4 million of impairment charges on intangible assets within the Cole Capital segment recorded during the fourth quarter of 2014.
Impairment of Real Estate
There were no impairments of real estate properties during the three months ended September 30, 2015. During the same period in 2014, there were $2.3 million of impairments related to five properties. Impairments of real estate increased $81.4 million to $85.3 million for the nine months ended September 30, 2015 as compared to $3.9 million during the same period in 2014. The increase is a result of the impairment of 188 properties during the nine months ended September 30, 2015, as compared to nine properties during the nine months ended September 30, 2014. The Company identified these properties for potential sale during the second quarter of 2015 as part of its portfolio management strategy. See Note 9 – Fair Value Measures to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion regarding the impairments.
Interest Expense, Net
Interest expense decreased $12.1 million and $50.7 million for the three and nine months ended September 30, 2015, respectively, to $89.5 million and $275.8 million as compared to $101.6 million and $326.5 million, respectively, during the same periods in 2014. The decrease is primarily a result of our decreased debt balance, largely due to prepaying mortgage notes payable, assumption of debt by the buyer in a property disposition, and using cash from operations and dispositions to pay down the revolving credit facility. The Company has removed more than $1.0 billion of mortgage debt from its balance sheet since the Cole Merger to decrease its secured debt profile.
Extinguishment and Forgiveness of Debt, Net
There was no loss on extinguishment and forgiveness of debt recorded for the three months ended September 30, 2015. A loss on extinguishment and forgiveness of debt of $5.4 million was recorded for the three months ended September 30, 2014. During the three months ended September 30, 2015 and 2014, an aggregate of $276.7 million and $173.3 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition.

A loss on extinguishment and forgiveness of debt of $5.3 million and a gain on extinguishment and forgiveness of debt of $21.3 million were recorded for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, an aggregate of $388.7 million and $1.0 billion, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, we paid prepayment fees totaling $3.0 million and $35.9 million for the three and nine months ended September 30, 2014. No such fees were paid during the the same periods in 2015.
Other Income, Net
Other income, net decreased $5.3 million and $4.3 million for the three and nine months ended September 30, 2015, respectively, to $3.4 million and $12.8 million as compared to $8.7 million and $17.1 million, respectively, during the same periods in 2014. The decrease is primarily a result of a decrease in interest income from investment securities, largely resulting from the sale of 15 CMBS for $158.0 million during the third quarter of 2014, as well as a decrease in interest income from mortgage notes receivable, primarily due to two mortgage notes receivable with an aggregate principal balance of $71.0 million being repaid in the fourth quarter of 2014. Additionally, during the three months ended September 30, 2015, the Company received $0.9 million of insurance proceeds, compared to $3.3 million during the same period in 2014, each related to merger litigation.
Gain on Sale of Interest in Joint Venture
Gain on sale of interest in joint venture was $6.7 million for each of the three and nine months ended September 30, 2015 due to the disposition of the Company’s interest in one consolidated joint venture, as discussed within Note 5 – Real Estate Investments . There was no gain on sale of joint venture recorded during the same period in 2014.
Loss on Derivative Instruments, Net
Loss on derivative instruments, net for the three and nine months ended September 30, 2015 were $1.4 million and $2.1 million, respectively, as compared to $17.5 million and $10.4 million during the same periods in 2014. Losses on derivative instruments, net for the current periods relate to the ineffective portion of changes in fair value of cash flow hedges. The decreases primarily relate to that fact that we recorded losses of $18.8 million and $13.6 million for the three and nine months ended September 30, 2014, respectively, relating to the Series D embedded derivative, which was settled in conjunction with the redemption of the Series D Preferred Stock in the third quarter of 2014.
Gain on Sale of Investments
There was no gain on sale of investments for the three and nine months ended September 30, 2015. Gain on sale of investments for the three and nine months ended September 30, 2014 were each $6.4 million, which relate to a gain recorded in connection with the sale of the 15 CMBS we had acquired in the Cole merger.
Loss on Disposition of Real Estate and Held For Sale Assets, Net
Loss on disposition of real estate and held for sale assets, net decreased $250.4 million from a loss of $256.9 million to a loss of $6.5 million for the three months ended September 30, 2015 and decreased $213.2 million from a loss of $275.8 million to a loss of $62.6 million for the nine months ended September 30, 2015. The decrease is primarily a result of classifying five properties as held for sale as of September 30, 2015, resulting in a loss of $23.3 million being recorded to reduce the properties down to their fair value less cost to sell. During the three months ended September 30, 2015, the Company also disposed of a portfolio of 68 CVS properties, which resulted in a loss of $8.5 million, which includes $18.5 million of goodwill allocated to the cost basis of such properties.
Provision for/Benefit from Income and Franchise Taxes
Cole Capital is primarily operated through a TRS, where the profits or loss of Cole Capital are subject to income taxes. For the three and nine months ended September 30, 2015, Cole Capital recorded a benefit of $0.7 million and $2.4 million, respectively, as compared to a provision of $1.1 million and a benefit of $12.6 million for the same periods in 2014. The benefit or provision for tax is primarily dependent on the operations of the TRS.
The consolidated provision for income taxes of $1.5 million and $4.8 million for the three and nine months ended September 30, 2015, respectively, reflect a decrease of $1.6 million and a decrease of $11.5 million, respectively, from a provision for income taxes of $3.1 million and benefit from income taxes of $6.7 million, respectively, during the same periods in 2014. As discussed within Note 2 – Summary of Significant Accounting Policies, the Company uses accounting estimates to compute the provision for or benefit from income taxes which may change as new events occur. The change in the components of the provision for or benefit from income taxes relating to state and federal income and franchise taxes are discussed within Note 19 – Income Taxes.

Non-GAAP Measures
Our results are presented in accordance with U.S. GAAP. We also disclose certain non-GAAP measures, as discussed further below, as we believe they are useful to investors.
Contract Rental Revenue
Contract Rental Revenue includes minimum rent, percentage rent and other contingent consideration, and rental revenue from parking and storage space and excludes GAAP adjustments, such as straight-line rent and amortization of above-market lease assets and below-market lease liabilities. Contract Rental Revenue includes such revenues from properties subject to a direct financing lease. The Company believes that Contract Rental Revenue is a useful supplemental measure to investors and analysts for assessing the performance of the Company’s REI segment, although it does not represent revenue that is computed in accordance with GAAP. Therefore, Contract Rental Revenue should not be considered as an alternative to revenue, as computed in accordance with GAAP, or as an indicator of the Company’s financial performance. Contract Rental Revenue may not be comparable to similarly titled measures of other companies.
The following table shows the calculation of Contract Rental Revenue for the three and nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental income – as reported	$333,766	$365,712	$1,017,708	$924,646
Direct financing lease income – as reported	659	625	2,097	2,812
Adjustments:
Straight line rent	(21,705)	(24,871)	(64,809)	(49,804)
Amortization of below-market lease liabilities, net of amortization of above-market lease assets	1,152	1,934	3,223	4,425
Net direct financing lease adjustments	507	620	1,493	1,147
Other non-contract rental revenue	—	—	—	—
Contract Rental Revenue	$314,379	$344,020	$959,712	$883,226
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
In addition to FFO, we use Adjusted Funds From Operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of our company. AFFO, as defined by our Company, excludes from FFO non-routine items such as acquisition related costs, merger and other non-routine transactions costs, gains or losses on sale of investments, insurance and litigation settlements and extinguishment of debt cost. We also exclude certain non-cash items such as impairments of intangibles, straight-line rental revenue, unrealized gains or losses on derivatives, equity-based compensation and amortization of intangibles, deferred financing costs, above-market lease assets and below-market lease liabilities. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO also allows for a comparison of the performance of our operations with other traded REITs that are not currently engaging in acquisitions and mergers, as well as a comparison of our performance with that of other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and AFFO, in addition to net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of our company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net loss or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
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
The table below presents FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Company:	2015	2014	2015	2014
Net income (loss)	$8,141	$(288,047)	$(131,261)	$(650,485)
Dividends on non-convertible preferred stock	(17,974)	(17,974)	(53,920)	(53,121)
(Gain) loss on real estate assets and interest in joint venture, net	(187)	256,894	55,855	275,768
Depreciation and amortization of real estate assets	200,159	240,046	620,061	625,447
Impairment of real estate	—	2,299	85,341	3,855
Proportionate share of adjustments for unconsolidated entities	1,423	2,580	4,467	6,497
FFO	191,562	195,798	580,543	207,961

Acquisition related	1,764	13,998	5,509	34,616
Merger and other non-routine transactions	8,957	7,632	42,244	175,352
Legal settlements and insurance proceeds	(925)	(3,275)	(2,175)	(3,275)
Unrealized gain on investment securities	(4)	(6,357)	(65)	(6,357)
Loss on derivative instruments, net	1,420	17,484	2,137	10,398
Amortization of premiums and discounts on debt and investments, net	(4,920)	(8,106)	(14,076)	(17,910)
Amortization of below-market lease liabilities, net of above-market lease assets	1,152	1,934	3,223	4,425
Net direct financing lease adjustments	507	620	1,493	1,147
Amortization and write-off of deferred financing costs	11,320	12,486	26,677	68,447
Amortization of management contracts	7,510	24,288	22,530	62,304
Deferred tax benefit (1)	(5,701)	—	(13,547)	—
Extinguishment of debt and forgiveness of debt, net	—	5,396	(5,302)	21,264
Straight-line rent	(21,705)	(24,871)	(64,809)	(49,804)
Equity-based compensation	4,016	5,541	10,189	32,805
Other amortization and non-cash charges	781	713	2,300	1,832
Proportionate share of adjustments for unconsolidated entities	694	1,268	2,030	2,050
AFFO	$196,428	$244,549	$598,901	$545,255

Weighted-average shares outstanding - basic	903,461,323	902,096,102	903,267,282	756,289,984
Effect of dilutive securities (2)	25,995,886	44,970,255	26,109,180	49,555,790
Weighted-average shares outstanding - diluted (3)	929,457,209	947,066,357	929,376,462	805,845,774

AFFO per diluted share	$0.21	$0.26	$0.64	$0.68
____________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit as an impact to AFFO.

(2)	Dilutive securities include OP Units, unvested restricted shares, certain unvested restricted stock units and convertible preferred stock, as applicable.

(3)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the strike price of each convertible debt instrument is greater than the price of the General Partner’s common stock as of the end of each reporting period presented. In addition, for the three and nine months ended September 30, 2015, 1.5 million shares underlying Restricted Stock Units that are contingently issuable have been excluded based on the Company’s level of achievement of certain performance targets through September 30, 2015.

The table below presents FFO and AFFO for the REI Segment for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
REI segment:	2015	2014	2015	2014
Net income (loss)	$8,740	$(289,133)	$(130,134)	$(631,475)
Dividends on non-convertible preferred stock	(17,974)	(17,974)	(53,920)	(53,121)
(Gain) loss on real estate assets and interest in joint venture, net	(187)	256,894	55,855	275,768
Depreciation and amortization of real estate assets	200,159	240,046	620,061	625,447
Impairment of real estate	—	2,299	85,341	3,855
Proportionate share of adjustments for unconsolidated entities	1,423	2,580	4,467	6,497
FFO	192,161	194,712	581,670	226,971

Acquisition related	1,690	13,998	4,976	34,616
Merger and other non-routine transactions	8,957	7,613	42,244	173,406
Legal settlement and insurance proceeds	(925)	(3,275)	(2,175)	(3,275)
Unrealized gain on investment securities	(4)	(6,357)	(65)	(6,357)
Loss on derivative instruments, net	1,420	17,484	2,137	10,398
Amortization of premiums and discounts on debt and investments, net	(4,920)	(8,106)	(14,076)	(17,910)
Amortization of below-market lease liabilities, net of amortization of above-market lease assets	1,152	1,934	3,223	4,425
Net direct financing lease adjustments	507	620	1,493	1,147
Amortization and write-off of deferred financing costs	11,320	12,486	26,677	68,447
Extinguishment of debt and forgiveness of debt, net	—	5,396	(5,302)	21,264
Straight-line rent	(21,705)	(24,871)	(64,809)	(49,804)
Equity-based compensation expense, net of forfeitures (1)	1,073	2,086	3,832	26,301
Other amortization and non-cash charges	(1)	3	7	164
Proportionate share of adjustments for unconsolidated entities	694	1,268	2,030	2,050
AFFO	$191,419	$214,991	$581,862	$491,843

Weighted-average shares outstanding - basic	903,461,323	902,096,102	903,267,282	756,289,984
Effect of dilutive securities (2)	25,995,886	44,970,255	26,109,180	49,555,790
Weighted-average shares outstanding - diluted (3)	929,457,209	947,066,357	929,376,462	805,845,774

AFFO per diluted share	$0.21	$0.23	$0.63	$0.61
____________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit as an impact to AFFO.

(2)	Dilutive securities include OP Units, unvested restricted shares, certain unvested restricted stock units and convertible preferred stock, as applicable.

(3)
Weighted-average shares for periods presented exclude the effect of the convertible debt as the strike price of each convertible debt instrument is greater than the price of the General Partner’s common stock as of the end of each reporting period presented. In addition, for the three and nine months ended September 30, 2015, 1.5 million shares underlying Restricted Stock Units that are contingently issuable have been excluded based on the Company’s level of achievement of certain performance targets through September 30, 2015.

The table below presents FFO and AFFO for the Cole Capital Segment for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Cole Capital segment:	2015	2014	2015	2014
Net (loss) income	(599)	1,086	(1,127)	(19,010)
FFO	(599)	1,086	(1,127)	(19,010)

Acquisition related	74	—	533	—
Merger and other non-routine transactions	—	19	—	1,946
Amortization of management contracts	7,510	24,288	22,530	62,304
Deferred tax benefit (1)	(5,701)	—	(13,547)	—
Equity-based compensation expense, net of forfeitures (2)	2,943	3,455	6,357	6,504
Other amortization and non-cash charges	782	710	2,293	1,668
AFFO	$5,009	$29,558	$17,039	$53,412

Weighted-average shares outstanding - basic	903,461,323	902,096,102	903,267,282	756,289,984
Effect of dilutive securities (3)	25,995,886	44,970,255	26,109,180	49,555,790
Weighted-average shares outstanding - diluted (4)	929,457,209	947,066,357	929,376,462	805,845,774

AFFO per diluted share	$0.01	$0.03	$0.02	$0.07
_________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit or provision as an impact to AFFO.

(2)	During the three months ended December 31, 2014, the Company reversed certain equity-based compensation amounts previously recorded due to the resignation of certain executives.

(3)
Dilutive securities include limited partnership interests in our operating partnership, unvested restricted shares, certain unvested restricted stock units and convertible preferred stock, as applicable.

(4)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the strike price of each convertible debt instrument is greater than the price of the Company’s common stock as of the end of each reporting period presented. In addition, for the three months ended September 30, 2015, 1.5 million of shares underlying restricted stock units that are contingently issuable have been excluded based on the Company’s level of achievement of certain performance targets through September 30, 2015.

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
As of September 30, 2015, we had $171.7 million of cash and cash equivalents.
Debt Summary
As of September 30, 2015, we had $9.0 billion of debt outstanding, including net premiums, with a weighted-average years to maturity of 4.0 years and weighted-average interest rate of 3.65%. Since December 31, 2014, we reduced our outstanding borrowings under the Credit Facility by $1.1 billion. During the nine months ended September 30, 2015, there were no changes to the covenants, interest rate and amounts outstanding of our Senior Notes or Convertible Notes. We reduced our secured debt during the nine months ended September 30, 2015 by $466.7 million pursuant to our disposition activity during that period, reducing our interest expense by $36.6 million. As of September 30, 2015, the Company had a net debt leverage ratio of 50.3%, calculated as net debt (or the Company's outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums and discounts, less all cash and cash equivalents), divided by gross real estate investments (or total gross real estate and related assets, including net investments in unconsolidated entities, investment in direct financing leases, investment securities backed by real estate and loans held for investment, net of gross intangible lease liabilities).

Developments in Debt Financing
Credit Facility
In respect of the Credit Facility, our outstanding balance as of September 30, 2015 was $2.1 billion, following our repayment of amounts under the revolving portion of the Credit Facility during the nine months ended September 30, 2015 of $300.0 million. During the nine months ended September 30, 2015, we entered into the Second Amendment. Pursuant to the Second Amendment, the maximum capacity under the Credit Facility was reduced from $3.6 billion to $3.3 billion, which included a reduction in the size of the $2.45 billion revolving credit facility to $2.3 billion and the elimination of the $150.0 million multicurrency revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility was reduced from $50.0 million to $25.0 million. In respect of financial covenants, the Second Amendment reduced the Company’s minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion. For the purposes of determining Unencumbered Asset Value, the Company is permitted to include restaurant properties representing more than 30% of its Unencumbered Asset Value in such calculation such that: (i) from July 1, 2015 to June 29, 2016, up to 40% of the Unencumbered Asset Value may be comprised of restaurant properties; and (ii) from June 30, 2016 to December 30, 2016, up to 35% of the Unencumbered Asset Value may be comprised of restaurant properties. From December 31, 2016 on, the maximum percentage of Unencumbered Asset Value attributable to restaurant properties will be reduced back down to 30%. In connection with the Second Amendment, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse customary expenses of the arrangers. Aside from the Second Amendment, as well as satisfying all Consent and Waiver Agreement limitations upon filing all necessary deliverables, there were no material changes to the covenants and terms of the Credit Facility during the nine months ended September 30, 2015.
Other Debt Financing Sources
As noted above, there were no changes to the covenants, interest rate or amount outstanding of our Senior Notes and Convertible Notes during the nine months ended September 30, 2015. We reduced our overall secured debt balance by $466.7 million during the nine months ended September 30, 2015 by disposing of encumbered real estate as part of our disposition activity.
Disposition Activity
As part of our effort to fine-tune our real estate portfolio by focusing on holding core assets, we have disposed of 89 properties during the nine months ended September 30, 2015 for an aggregate gross sales price of $675.9 million. We also have placed $23.3 million of properties under contract for disposition. We expect to continue to explore opportunities to sell additional properties as we pay off outstanding debt and reduce our borrowings under the Credit Facility in order to reduce our overall leverage, while providing us further financial flexibility.
Principal Use of Funds
Loan Obligations
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements require that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan-to-value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2015, the Company believes it was in compliance with the debt covenants under its respective loan agreements, except for a loan in default with a principal balance of $38.1 million that is described further below.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, with a principal balance of $38.1 million as of September 30, 2015, due to the Company’s failure to pay a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is actively negotiating with the servicer to either restructure the loan or complete foreclosure proceedings.
As of September 30, 2015, we had non-recourse mortgage indebtedness of $3.2 billion, which was collateralized by 678 properties, reflecting a decrease from December 31, 2014 of $456.5 million derived from our disposition activity during from January 1, 2015 to September 30, 2015. Our mortgage indebtedness bore interest at the weighted-average rate of 5.02% per annum and had a weighted-average maturity of 5.3 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
Our loan obligations in respect of the Senior Notes and Convertible Notes are consistent with those as of December 31, 2014 and the terms of the Credit Facility have been modified as described above under “Developments in Debt Financing – Credit Facility.”

Dividends
The amount of dividends payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code.
Until the completion of the Restatement and the filing of Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in connection with the amendments to the Credit Agreement, we agreed to suspend payment of dividends on our common stock until the Company complied with certain periodic financial reporting and related requirements set forth in such amendments. On March 30, 2015, the Company satisfied these periodic financial reporting and related requirements. Accordingly, on August 5, 2015, the General Partner’s board of directors authorized, and the General Partner declared, a dividend in respect of its Common Stock whereby $0.1375 per share (equaling an annualized dividend rate of $0.55 per share) was paid on October 15, 2015 and will be paid on January 15, 2016 to holders of record on each of September 30, 2015 and December 31, 2015, respectively. As our real estate portfolio matures, we expect cash flows from operations to continue to cover our dividends.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$3,268,411	$194,415	$708,682	$534,045	$1,831,269
Interest payments - mortgage notes and other debt (1) (2)	624,155	158,898	255,872	209,385	—
Principal payments - credit facility	2,110,000	—	2,110,000	—	—
Interest payments - credit facility (1) (2)	178,578	60,039	118,539	—	—
Principal payments - corporate bonds	2,550,000	—	1,300,000	750,000	500,000
Interest payments - corporate bonds	225,341	71,500	100,028	53,813	—
Principal payments - convertible debt	1,000,000	—	597,500	—	402,500
Interest payments - convertible debt	126,257	33,019	63,050	30,188	—
Operating and ground lease commitments	362,612	6,137	46,060	40,640	269,775
Build-to-suit commitments	10,019	10,019	—	—	—
Total	$10,455,373	$534,027	$5,299,731	$1,618,071	$3,003,544
____________________________________

(1)
As of September 30, 2015, we had $284.8 million of variable rate mortgage notes and $1.0 billion of variable rate debt on the credit facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $1.1 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis
Operating Activities – The level of cash flows provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. During the nine months ended September 30, 2015, net cash provided by operating activities increased $363.0 million to $628.1 million from $265.1 million. The increase is primarily due to an increase in revenue, excluding non-cash adjustments, of $54.0 million, a decrease in merger and other transaction expenses of $54.9 million, a decrease in prepayment fees and penalties relating to debt repayment of $35.9 million and a decrease in the net change in assets and liabilities of $172.1 million.
Investing Activities – Net cash provided by investing activities for the nine months ended September 30, 2015 increased $4.4 billion to $384.6 million from net cash used in investing activities of $4.1 billion. The increase in cash flow primarily relates to a decrease in cash paid for real estate assets of $3.5 billion and a decrease in cash paid for real estate businesses of $756.2 million, both as a result of a decrease in acquisition activity as compared to the same period in prior year. The increase is also related to an increase in cash proceeds from the disposition of real estate assets of $241.0 million, driven primarily by the disposal of a portfolio of 68 CVS properties and various other dispositions since the prior period as well as assumption of mortgage notes payable by the buyer in such property dispositions.
Financing Activities – Net cash used in financing activities increased $5.2 billion to $1.3 billion during the nine months ended September 30, 2015 from net cash provided by financing activities of $3.9 billion. The increase is primarily related to a decrease in proceeds from the issuance of corporate bonds of $2.5 billion and an increase in net payments on the credit facility of $2.1 billion, combined with a decrease in the proceeds from the issuance of Common Stock, net of offering costs, of $1.6 billion, all of which relate to the fact that the Company raised more capital to fund large acquisitions in the prior period. The increase was slightly offset by a decrease in distributions paid of $630.2 million.

Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with the taxable year ended December 31, 2011. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, federal income taxes on certain income and excise taxes on our undistributed income. On August 5, 2015, the General Partner’s board of directors authorized, and the General Partner declared the reinstatement of a dividend on its Common Stock, and we believe that such dividend will be sufficient to meet the 90% distribution requirement discussed above for the taxable year ended December 31, 2015. As such, we believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2015.
Related Party Transactions and Agreements
In the past, we entered into certain agreements and paid certain fees or reimbursements to ARC, the Former Manager and its affiliates. As of December 31, 2014, as a result of the resignations of certain executive officers (one of whom was a director) in the fourth quarter of 2014, the Former Manager and its affiliates were no longer affiliated with us. Accordingly, there have been no related party transactions to report during the nine months ended September 30, 2015 aside from those with the Managed REITs, as further described below.
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
As of September 30, 2015, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $8.1 billion and $7.8 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $220.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $222.3 million.
As of September 30, 2015, our debt included variable-rate debt with an aggregate fair value and carrying value of $1.1 billion. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $11.0 million annually.
As the information presented above includes only those exposures that existed as of September 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.
Item 4. Controls and Procedures.
I. Discussion of Controls and Procedures of the General Partner
For purposes of the discussion in this Part I of Item 4, the “Company” refers to the General Partner.
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015 and determined that the disclosure controls and procedures were not effective. Management believes that two of the nine material weaknesses disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015, have been fully remediated as of September 30, 2015, as described in “Changes in Internal Control Over Financial Reporting” below. Further, management believes the control design changes and remediation measures described in the “Remediation” section below adequately address the remaining seven material weaknesses disclosed as of December 31, 2014. However, those seven remaining material weaknesses could not be considered remediated at September 30, 2015 because a sufficient period of time has not passed since the implementation to allow for adequate demonstration and testing of the operational effectiveness of the applicable control design changes and remediation measures.

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
Remediation
As discussed below, the Company has been actively engaged in improving its disclosure controls and procedures and internal control over financial reporting. The Company’s new senior management reports on a quarterly basis to the Audit Committee and, where applicable, to the other committees of the board of directors as to the progress made in remediating the material weaknesses identified above.
Financial Reporting and Disclosure Controls and Procedures – Under the oversight of the Audit Committee, the Company has adopted a chartered disclosure committee comprised of senior attorneys, accounting personnel and executives and heads of other pertinent firm-wide disciplines. The chair of the disclosure committee has ongoing dialogue with the Audit Committee on how the disclosure committee is fulfilling its mandate to ensure the timeliness, accuracy, completeness and quality of the Company’s SEC filings and other public disclosures. The disclosure committee is responsible for establishing and administering a process by which certain personnel in relevant functions and areas are required to provide sub-certifications in support of the certifications that the Company’s principal executive and principal financial officers are required to provide in connection with each periodic SEC report. Processes including formalized calendars and timelines have been implemented to help plan appropriately for quarterly financial reporting as well as securities offerings and other events that require public disclosure.
Additionally, at the direction of the Audit Committee, the Company has enhanced and formalized the procedures for the review and approval of annual and quarterly SEC reports as follows:

•	Drafts of reports are circulated sufficiently in advance of Audit Committee meetings to permit adequate review;

•
Audit Committee meetings are attended in person to the extent practicable and, in addition to Audit Committee members, required attendees include the Chief Financial Officer, Chief Accounting Officer, General Counsel, head of Internal Audit, independent auditors and outside legal counsel as necessary;

•
At Audit Committee meetings, in addition to required communications from the independent auditors, reports are made by the Chief Accounting Officer on significant changes from prior filings, significant judgments reflected in the report and the receipt of sub-certifications;

•	At Audit Committee meetings, separate executive sessions are held with the independent auditor, head of Internal Audit, General Counsel and others as necessary; and

•	Any material changes to a draft of a periodic report that is approved by the Audit Committee are submitted to and reviewed and approved by the chair of the Audit Committee prior to filing.
Control Environment – The Company has established a new executive management team and has reconstituted the board of directors with shareholders electing six independent directors, five of whom are new to the board in 2015, including a non-executive chairman. The Audit Committee, the board of directors and new executive management team are committed to establishing a culture of compliance, integrity and transparency and this commitment and expectation has been communicated to all employees of the Company.
The board of directors, with the assistance of outside counsel, has conducted a comprehensive review of its key practices and procedures. This review has included, among other things, the nature, transparency and timeliness of information provided to the board of directors by management, the agenda-setting process, the process by which the board of directors oversees the Company’s risk management functions and the roles and responsibilities, charters, key practices and procedures of the committees of the board of directors. As a result of this review, in late December 2014, the board of directors adopted a new related person transactions policy and assigned the administration of this policy to the Nominating and Corporate Governance Committee.
Under the Audit Committee’s oversight, management conducted a comprehensive review of the Company’s corporate compliance policies, entity level controls, and programs and has also provided training to senior management and accounting personnel on ethics, reporting procedures and other key topics as well as a review of the Company’s whistleblower hotline policies and procedures. With the assistance of an outside consultant, the Company has completed documenting key policies and procedures for the additional remediation items outlined below.

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

•
Adopted new accounting policies that incorporate technical accounting guidance as to when expenses may be appropriately classified as merger-related expenses, as well as policies for the accounting for goodwill, impairments and purchase accounting, and conducted training on the implementation of these policies with relevant members of its accounting staff; and

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
The Company has also enhanced the procedures for review and approval of potential related party transactions with directors, director nominees, executive officers, 5% shareholders and their immediate family members through the adoption of a related person transactions policy administered by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will annually assess the use and effectiveness of the policy. The Company has designed policies and procedures for our accounting function on the approval, monitoring and disclosure of related party transactions.
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
Under the Compensation Committee’s oversight, the Company has implemented new governance processes for the authorization, documentation, issuance, administration and accounting for equity-based compensation. The Compensation Committee now approves each award, rather than delegating authority to management to allocate large tranches of awards. In-house counsel, accounting, tax, and human resources personnel have worked together to oversee the issuance of equity-based compensation to directors, officers and employees. Equity-based compensation tracking and recordkeeping has been further improved through the use of equity tracking software. All compensation matters within the Compensation Committee’s purview are now reviewed by the Compensation Committee chair and in-house counsel against the Compensation Committee’s authorization to ensure consistency and appropriate documentation. In respect of all other employment matters, the human resources department now consults with in-house counsel before making any offer of employment or any compensation adjustment that includes any equity-based award or otherwise raises equity compensation issues.
Accounting Close Process – The Company has standardized its internal accounting close process and has completed the integration of its accounting and financial reporting processes including its procedures for purchase accounting, accounting for gain or loss on disposition and the testing for impairment. Toward this end, the Company has documented its key accounting policies and procedures. In addition, the Company has designed and implemented internal controls within its accounting close process to ensure that closing activities, such as reconciliations, journal entry reviews and comprehensive financial analysis, are performed and reviewed timely. The Company has created a financial reporting sub-certification process and has defined key roles and responsibilities within the organizational structure. Lastly, the Company has conducted trainings for its accounting and other professionals to ensure the accounting close processes and entity level and company level controls and procedures are well defined, documented and implemented to support operational effectiveness.

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
Information Technology General Controls – Access, Authentication and IT Environment – The Company has removed all dependencies on the formerly affiliated third party service provider and secured the Company’s physical access. The Company has also implemented an access management system to govern the granting and revocation of user access rights and standardized the administration of access to financially significant systems within the information technology organization. The system maintains a database of access grants and a record of business approvals. The controls governing access to programs and data have been updated to reflect the use of the access management system. The Company has trained business approvers, managers, information technology staff and human resources staff on the revised controls and their respective roles and responsibilities within each control. The process for managing and conducting the periodic system access reviews has been standardized across all systems. Periodic access reviews are managed by the Information Technology department to ensure adherence to the control standard.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2015, management of the Company remediated two previously disclosed material weaknesses described below.

Information Technology General Controls Over Management of Third Party Service Providers – When the transition services agreement between the Company and the Former Manager was terminated on January 8, 2014, the Company did not enter into a follow-on formal agreement with the affiliate of the Former Manager that managed technology infrastructure and systems significant to the Company’s financial reporting process. Without a formal agreement governing the delivery of services, the Company’s management could not make any assertions about the operating effectiveness of the third party service provider’s controls over information systems, programs, data and processes financially significant to the Company or the security of the Company’s data under the control of the related third party service provider.
Remediation – The Company has completed the integration of systems, offices and business processes, removing the dependencies on the formerly affiliated third party service provider. The Information Technology department now requires all service providers to have the appropriate contracts and service level agreements in place prior to the initiation of any services.
Cash Reconciliations and Monitoring – The Company did not implement appropriate controls to record payments received and to reconcile its cash receipts and bank accounts on a timely basis.
Remediation – The Company has documented treasury and accounting policies and procedures, implemented controls over identified individuals responsible for the monitoring and timely reconciliation of cash accounts and has reviewed all bank accounts associated with the Company.
There were no additional changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than ongoing integration activities relating to the Company’s acquisitions of large portfolios in 2013, and of ARCT IV and Cole in the first quarter of 2014 and the remediation efforts described above.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 4, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Evaluation of Disclosure Controls and Procedures
Management of the General Partner, under the supervision of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the OP’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) and, based on that evaluation, the General Partner’s Chief Executive Officer and the General Partner’s Chief Financial Officer concluded that the OP’s disclosure controls and procedures were not effective at September 30, 2015 as a result of the matters discussed under “Material Weaknesses in Disclosure Controls and Procedures” in Part I of this Item 4 above. Management believes that two of the nine material weaknesses disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 filed with the SEC on March 30, 2015, have been fully remediated as of September 30, 2015, as discussed in “Changes in Internal Control Over Financial Reporting” above. Further, management believes the control design changes and remediation measures discussed in the “Remediation” section above adequately address the remaining seven material weaknesses disclosed as of December 31, 2014. However, those seven remaining material weaknesses could not be considered remediated at September 30, 2015 because a sufficient period of time has not passed since the implementation to allow for adequate demonstration and testing of the operational effectiveness of the applicable control design changes and remediation measures.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year:”
On November 4, 2015, the General Partner’s board of directors adopted Amended and Restated Bylaws (the “Bylaws”) in order to consolidate previous amendments to the General Partner’s original bylaws into one document and make other minor changes. The Bylaws will become effective January 1, 2016.
The foregoing description of the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.18.
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

VEREIT, INC.
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

VEREIT OPERATING PARTNERSHIP, L.P.
By: VEREIT, Inc., its sole general partner
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 4, 2015

EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of VEREIT, Inc.
3.2 (2)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of VEREIT, Inc., dated May 10, 2012.
3.3 (3)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of VEREIT, Inc., dated July 24, 2012.
3.4 (4)	Articles Supplementary Relating to the Series C Convertible Preferred Stock of VEREIT, Inc., dated June 6, 2013.
3.5 (5)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective July 2, 2013.
3.6 (6)	Articles Supplementary Relating to the Series D Cumulative Convertible Preferred Stock of VEREIT, Inc., filed November 8, 2013.
3.7 (7)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective December 9, 2013.
3.8 (8)	Articles Supplementary Relating to the 6.70% Series F Cumulative Redeemable Preferred Stock of VEREIT, Inc., dated January 2, 2014.
3.9 (9)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., dated July 28, 2015.
3.10 (10)	Articles Supplementary to Articles of Amendment and Restatement of VEREIT, Inc., dated August 5, 2015.
3.11 (11)	Bylaws of VEREIT, Inc.
3.12 (12)	Amendment No. 1 to VEREIT, Inc.’s bylaws, effective as of February 7, 2014.
3.13 (13)	Amendment No. 2 to VEREIT, Inc.’s bylaws, effective December 31, 2014.
3.14 (9)	Amendment No. 3 to VEREIT, Inc.’s bylaws, effective July 28, 2015.
3.15 (10)	Amendment No. 4 to VEREIT, Inc.’s bylaws, effective August 5, 2015.
3.16 (14)	Certificate of Limited Partnership of VEREIT Operating Partnership, L.P.
3.17 (10)	Amendment to Certificate of Limited Partnership of VEREIT Operating Partnership, L.P., effective July 28, 2015.
3.18 *	Amended and Restated Bylaws of VEREIT, Inc., effective as of January 1, 2016.
4.1(15)	Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., effective January 3, 2014.
4.2 (10)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated January 26, 2015.
4.3 (10)	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated July 28, 2015.
10.1*	Separation Agreement, dated as of October 1, 2015, by and between VEREIT, Inc. and Michael J. Sodo.
10.2*	Employment Letter and Confidentiality and Non-Competition Agreement, effective as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta.
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________________

(1)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on July 5, 2011.

(2)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 15, 2012.

(3)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 30, 2012.

(4)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 12, 2013.

(5)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 9, 2013.

(6)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 15, 2013.

(7)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on December 19, 2013.

(8)	Previously filed with the Registration Statement on Form 8-A filed with the SEC on January 3, 2014.

(9)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 28, 2015.

(10)	Previously filed with the Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015.

(11)	Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on June 13, 2011.

(12)	Previously filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014.

(13)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 5, 2015.

(14)	Previously filed with the Registration Statement on Form S-4 (Registration No. 333-197780-01) filed with the SEC on August 1, 2014.

(15)	Previously filed with Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015.
* Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act and is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.