Form 10-K
period 2015-12-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2016-02-24
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file numbers: 001-35263 and 333-197780

VEREIT, Inc.
VEREIT Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

Maryland (VEREIT, Inc.)	45-2482685
Delaware (VEREIT Operating Partnership, L.P.)	45-1255683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, Suite 1100, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

(800) 606-3610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share (VEREIT, Inc.)	New York Stock Exchange
6.70% Series F Cumulative Redeemable Preferred Stock, $0.01 par value per share (VEREIT, Inc.)	New York Stock Exchange

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of VEREIT, Inc. as of June 30, 2015 was approximately $7.3 billion based on the closing sale price for VEREIT, Inc.’s common stock on that day as reported by the NASDAQ Global Select Market, which was the securities exchange on which VEREIT Inc.’s shares of common stock traded prior to the transfer of listing to the New York Stock Exchange on July 31, 2015. Such value excludes common stock held by executive officers and directors.
There were 904,812,996 shares of common stock of VEREIT, Inc. outstanding as of February 19, 2016.
There is no public trading market for the common units of VEREIT Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of VEREIT Operating Partnership, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of VEREIT, Inc.’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2015 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
As the sole general partner of VEREIT Operating Partnership, L.P., VEREIT, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
We believe combining the Annual Reports on Form 10-K of VEREIT, Inc. and VEREIT Operating Partnership, L.P. into this single report results in the following benefits:

•	enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. VEREIT, Inc. itself does not issue any indebtedness but guarantees the unsecured debt of the Operating Partnership and certain of its subsidiaries, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate Exhibit 31 and Exhibit 32 certifications. As general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
For the fiscal year ended December 31, 2015

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Index to Consolidated Financial Statements,” including the notes to the consolidated financial statements contained therein.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, goodwill and intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We may be affected by risks associated with pending government investigations relating to the findings of the Audit Committee Investigation (defined below) and related litigation.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes and the Credit Facility (defined below).

•
Our access to capital and terms of future financings may be affected by adverse changes to our credit rating and current loss of eligibility to register the offer and sale of our securities on Form S-3.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•
We may be unable to fully reestablish the financial network which previously supported Cole Capital® and its Managed REITs (defined below) and/or regain the prior level of transaction and capital raising volume of Cole Capital.

•	Our Cole Capital operations are subject to extensive governmental regulation.

•	We are subject to conflicts of interest relating to Cole Capital’s investment management business.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.

We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
When we refer to “annualized rental income,” we mean the rental revenue under our leases on operating properties reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by generally accepted accounting principles in the United States (“U.S. GAAP”), which includes the effect of tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent.
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
When we refer to a “direct financing lease,” we mean a lease that requires specific treatment due to the significance of the lease payments from the inception of the lease compared to the fair value of the property, term of the lease, a transfer of ownership, or a bargain purchase option. These leases are recorded as a net asset on the balance sheet. The amount booked is calculated as the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term.
When we refer to properties that are net leased on a “long term” basis, we mean properties with remaining primary lease terms of generally seven to 10 years or longer on average, depending on property type.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.

PART I
Item 1. Business.
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment (“REI”) segment and our investment management segment, Cole Capital, as further discussed in “Note 4 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,435 retail, restaurant, office and industrial real estate properties with an aggregate of 99.6 million square feet, of which 98.6% was leased as of December 31, 2015, with a weighted-average remaining lease term of 10.6 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of certain non-traded real estate investment trusts (the “Managed REITs”) on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Managed REITs, and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services.
Substantially all of the REI segment’s operations are conducted through the Operating Partnership. VEREIT, Inc. is the sole general partner and holder of 97.4% of the common partnership interests in the Operating Partnership (the “OP Units”) as of December 31, 2015 with the remaining 2.6% of the OP Units owned by certain non-affiliated investors and certain former directors, officers and employees of the Former Manager (defined below). Substantially all of the Cole Capital segment’s operations are conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the Operating Partnership. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Prior to January 8, 2014, we were externally managed by ARC Properties Advisors, LLC (the “Former Manager”) on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management activities which were performed by our employees. In August 2013, our board of directors (the “Board of Directors” or the “Board”) determined that it was in our best interests to become self-managed, and we completed our transition to self-management on January 8, 2014. Through strategic mergers and acquisitions discussed in “Note 3 – Mergers with Real Estate Businesses,” the Company has grown significantly since incorporation.
VEREIT, Inc. was incorporated in the State of Maryland on December 2, 2010 and has elected to be treated as a REIT for U.S. federal income tax purposes. The Operating Partnership was incorporated in the State of Delaware on January 13, 2011. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). VEREIT, Inc.’s shares of common stock and 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) trade on the New York Stock Exchange (the “NYSE”) under the trading symbols “VER” and “VER PRF,” respectively.
2015 Developments
Restatement and Remediation
As previously disclosed, on March 2, 2015, VEREIT, Inc. restated its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the interim periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013, and the Operating Partnership restated its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the interim periods ended June 30, 2014 and 2013 (collectively, the “Restatement”) to correct errors that were identified as a result of an investigation conducted by the Company’s audit committee (the “Audit Committee Investigation”), as well as certain other errors that were identified by the Company. Management concluded that all nine material weaknesses disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014, have been fully remediated and that the Company’s disclosure controls and procedures and internal control over financial reporting were effective at December 31, 2015, as discussed in detail in Item 9A. Controls and Procedures.
Real Estate Dispositions
During the year ended December 31, 2015, the Company began the process of evaluating its portfolio to ensure appropriate tenant, geographic and industry concentration in order to manage its risk of market and credit concentration. This led to selectively disposing of assets which management believes have a lower projected growth rate than the overall portfolio, and for which concentrations by tenant, geography or industry exceed target metrics or no longer conform to the Company’s operating and investment strategies. During the year ended December 31, 2015, the Company disposed of 228 properties, including two properties owned by consolidated joint ventures, and its interest in one consolidated joint venture, whose only assets consisted of investments in three unconsolidated joint ventures, for aggregate sales price of $1.5 billion, of which the Company’s share was $1.4 billion based on its ownership interest in the respective consolidated joint ventures, resulting in consolidated proceeds of $1.0 billion after disposition fees and debt assumptions. As a result of the reduction in mortgage debt due to property dispositions and other measures taken by management, the Company improved its debt leverage ratio from 55.2% as of December 31, 2014 to 48.0% as of

December 31, 2015. The Company’s debt leverage ratio is calculated by dividing the net debt (or the Company’s outstanding principal debt balance, excluding certain U.S. GAAP adjustments, such as premiums and discounts, less all cash and cash equivalents), divided by gross real estate investments (or total gross real estate and related assets, including net investments in unconsolidated entities, investment in direct financing leases, investment securities backed by real estate and loans held for investment, net of gross intangible lease liabilities).
Dividends
On December 23, 2014, in connection with the amendments to the Credit Facility, the Company agreed to suspend the payment of dividends on its common stock until it complied with periodic financial reporting and related requirements. On March 30, 2015, the Company satisfied these financial statement and other information requirements. On August 5, 2015, the Company declared a quarterly dividend of $0.1375 per share of common stock for each of the third and fourth quarters of 2015 (representing an annualized dividend rate of $0.55 per share), which was paid on each of October 15, 2015 and January 15, 2016 to holders of record as of September 30, 2015 and December 31, 2015, respectively.
Our Series F Preferred Stock, as discussed in “Note 16 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of December 31, 2015, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
Management and Board Changes
During the year ended December 31, 2015, the Company underwent several changes in senior leadership. As of December 31, 2015, the executive management team consisted of Glenn J. Rufrano, Michael J. Bartolotta, Lauren Goldberg, Paul H. McDowell, William C. Miller and Thomas W. Roberts. The Board of Directors consisted of Bruce D. Frank, Hugh R. Frater, David B. Henry, Mark S. Ordan, Eugene A. Pinover, Julie G. Richardson and Mr. Rufrano.
On March 10, 2015, Leslie D. Michelson and Edward G. Rendell each tendered their resignations effective at the close of business on April 1, 2015. On March 10, 2015, the Company also announced that Hugh R. Frater was appointed to serve as the Company’s non-executive Chairman of the Board, effective on April 1, 2015, when Julie G. Richardson was also appointed an independent director. On June 17, 2015 Mark S. Ordan was appointed an independent director. On August 4, 2015, Thomas A. Andruskevich and William G. Stanley notified the Board of Directors that they would not stand for reelection at the General Partner’s 2015 annual meeting of stockholders, which was held on September 29, 2015. As such, two new independent directors: David B. Henry and Eugene A. Pinover were elected at the annual meeting.
Primary Investment Focus
We own and actively manage a diversified portfolio of retail, restaurant, office and industrial real estate assets subject to long-term net leases with creditworthy tenants. Our focus is on single-tenant, net-leased properties that are strategically located and essential to the business operations of the tenant, as well as retail properties that offer necessity and value-oriented products or services. We actively manage the portfolio by considering several metrics including property type, tenant concentration, geography, credit and key economic factors for appropriate balance and diversity. We believe that actively managing our portfolio allows us to attain the best operating results for each asset and the overall portfolio through strategic planning, implementation of these plans and responding proactively to changes and challenges in the marketplace.
Additionally, we employ a shared services model for Cole Capital’s portfolios by providing transactional and operational real estate functions. The shared services model allows our strong and experienced real estate team to be active in the markets at all times and manage complimentary portfolios.
Investment Policies
When evaluating prospective investments in or dispositions of real property, our management considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property and business operations of the tenant, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our management will have substantial discretion with respect to the selection of specific investments, subject in certain instances to the approval of the Board of Directors.
As part of our overall portfolio strategy, we seek to lease space and/or acquire properties leased to creditworthy tenants that meet our underwriting and operating guidelines. Prior to entering into any transaction, our corporate credit analysis and underwriting professionals conduct a review of a tenant’s credit quality. In addition, we consistently monitor the credit quality of our portfolio by actively reviewing the creditworthiness of certain tenants, focusing primarily on those tenants representing the greatest concentration of our portfolio. This review primarily includes an analysis of the tenant’s financial statements either quarterly, or as frequently as the lease permits. We also consider tenant credit quality when assessing our portfolio for strategic dispositions. When we assess tenant credit quality, we: (i) review relevant financial information, including financial ratios, net worth, revenue, cash flows, leverage and liquidity; (ii) evaluate the depth and experience of the tenant’s management team; and (iii) assess the strength/growth of the tenant’s industry. On an on-going basis, we evaluate the need for an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease. The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We are of the opinion that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
Real Estate Investments
As of December 31, 2015, we owned 4,435 properties, comprised of 99.6 million square feet, located in 49 states, the District of Columbia, Puerto Rico and Canada. Our properties were 98.6% leased with a weighted-average remaining lease term of 10.6 years. There were no tenants exceeding 10% of our consolidated annualized rental income as of December 31, 2015 or 2013. As of December 31, 2014, leases with Red Lobster® restaurants represented 11.6% of our consolidated annualized rental income.  As of December 31, 2015, 2014 and 2013, properties located in Texas represented 13.1%, 12.7% and 10.7%, respectively, of our consolidated annualized rental income. As of December 31, 2015, tenants in the casual dining restaurant and manufacturing industries accounted for 16.6% and 10.1%, respectively, of our consolidated annualized rental income. As of December 31, 2014, tenants in the casual dining restaurant industry accounted for 18.4% of our consolidated annualized rental income. As of December 31, 2013, tenants in the quick service restaurant and manufacturing industries accounted for 17.7% and 11.4%, respectively, of our consolidated annualized rental income.
Cole Capital®
Cole Capital sponsors and manages direct investment real estate programs, which primarily include four publicly registered, non-traded REITs, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. Cole Capital is responsible for raising capital for and managing the day-to-day affairs of the Managed REITs, identifying and making acquisitions and investments on behalf of the Managed REITs, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors, and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various blue sky jurisdictions for such offerings.
Financing Policies
We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage metrics to improve over time.
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
We also may obtain secured or unsecured debt to acquire properties, and we expect that our financing sources will include banks and institutional investment firms, including asset managers and life insurance companies. Although we intend to maintain a conservative capital structure, our charter does not contain a specific limitation on the amount of debt we may incur and the Board of Directors may implement or change target debt levels at any time without the approval of our stockholders.
We intend to continue to emphasize unsecured corporate-level or OP-level debt in our financing and to seek to reduce the percentage of our assets which are secured by mortgage loans. For information relating to our credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Competition
In our REI segment, we are subject to competition in the acquisition and disposition of properties and in the leasing of our properties. We compete with a number of developers, owners and operators of retail, restaurant, office and industrial real estate, many of which own properties similar to ours in the same markets in which our properties are located. We also may face new competitors and, due to our focus on single-tenant properties located throughout the United States, and because many of our competitors are locally or regionally focused, we do not expect to encounter the same competitors in each region of the United States. Many of our competitors have greater financial and other resources than us and may have other advantages over us. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the properties that we have targeted for acquisition. We may also incur costs in connection with unsuccessful acquisitions that we will not be able to recover. Foreign investors may view the U.S. real estate market as being more stable than other international markets and may increase investments in high-quality single-tenant properties, especially in gateway cities.
In our Cole Capital segment, we also face competition in raising funds for the Managed REITs from other entities with similar investment objectives such as other non-traded REITs, publicly-traded REITs and private funds, including hedge funds.
Regulations
Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, health, safety and zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all material permits and approvals necessary under current law to operate our investments.
Our properties are also subject to laws such as the Americans with Disabilities Act of 1990 (“ADA”), which require that all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance.
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
Employees
As of December 31, 2015, we had approximately 350 employees.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may access them through the EDGAR database at the SEC’s website at http://www.sec.gov. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.ir.vereit.com. We are providing our website address solely for the information of investors. We do not intend for the information contained on our website to be incorporated into this Annual Report on Form 10-K or other filings with the SEC.

Item 1A. Risk Factors.
Investors should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, the trading price of the General Partner's securities could decline and its stockholders and/or the Operating Partnership's unitholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  This “Risk Factors” section contains references to our “capital stock” and to our “stockholders” and “unitholders.” Unless expressly stated otherwise, references to our “capital stock” represent the General Partner’s common stock and any class or series of its preferred stock, references to our “stockholders” represent holders of the General Partner’s common stock and any class or series of its preferred stock and references to our “unitholders” represent holders of the OP units and any class of series of the Operating Partnership’s preferred units.
Risks Related to Our Business
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that incur a vacancy could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. Upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, build-to-suit remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenant, geographic areas or industries.
As of December 31, 2015, we had derived approximately:

•	$118.2 million, or 9.3%, of our annualized rental income from Red Lobster®, a wholly owned subsidiary of Golden Gate Capital;

•	$383.5 million, or 30.3%, of our annualized rental income from properties located in the following four states-Texas (13.1%), Illinois (6.4%), Florida (5.6%) and California (5.2%); and

•
$710.0 million, or 56.1%, of our annualized rental income from tenants in the following six industries-the casual dining restaurant industry (16.6%), the manufacturing industry (10.1%), the quick service restaurant industry (9.3%), the discount retail industry (7.6%), the pharmacy retail industry (7.3%) and the finance industry (5.2%).

Any adverse change in the financial condition of a tenant to whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to make distributions to our stockholders and unitholders may be reduced.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in the year ended December 31, 2015, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See “Note 10 – Fair Value Measures” to our consolidated financial statements for a discussion of real estate impairment charges.
Real estate investments are relatively illiquid and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Real estate investments are relatively illiquid generally and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of December 31, 2015, approximately 57.5% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely impact our ability to make cash distributions to our stockholders and unitholders.
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure you that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders and unitholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

Dividends paid from sources other than our cash flow from operations could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us.
We may not generate sufficient cash flow from operations to pay dividends and we may in the future pay dividends from sources other than from our cash flow from operations, such as borrowings and/or the sale of assets or the proceeds from offerings of securities. We have not established any limit on the amount of borrowings and/or the sale of assets or the proceeds from an offering of securities that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.
Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of assets or the proceeds of offerings of securities may affect our ability to generate cash flows. In addition, funding dividends from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third party investors. As a result, the return you realize on your investment may be reduced. Payment of dividends from these sources could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us, any or all of which may adversely affect your overall return.
We could face potential adverse effects from the bankruptcies or insolvencies of tenants or from tenant defaults generally.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure could have an adverse effect on our results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions. In a sale-leaseback transaction, we purchase a property and then lease it back to the third party from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distributions to our stockholders and unitholders.
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

We have a history of operating losses and cannot assure you that we will achieve profitability.
Since our inception in 2010, we have experienced net losses (calculated in accordance with U.S. GAAP) each fiscal year and, as of December 31, 2015, had an accumulated deficit of $3.4 billion. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability.
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.
We may acquire properties in the future. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we expect to finance any future acquisitions through a combination of borrowings under the Credit Facility, proceeds from equity or debt offerings by the General Partner, the Operating Partnership or their subsidiaries and proceeds from property contributions and divestitures which, if unavailable, could adversely affect our cash flows.
In addition, our ability to acquire properties in the future on satisfactory terms and successfully integrate and operate such properties is subject to the following significant risks:

•
we may be unable to acquire desired properties or the purchase price of a desired property may increase significantly because of competition from other real estate investors with more capital, including other real estate operating companies, REITs and investment funds, including the Managed REITs;

•	we may acquire properties that are not accretive to our results upon acquisition;

•	we may be unable to obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

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

Any of the above risks could adversely affect our business, financial condition, liquidity and results of operations.
We have assumed, and may in the future assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction, related to our formation transactions, certain major portfolio acquisitions and mergers and certain other property acquisitions, and expect in the future to assume existing liabilities in the event we acquire any additional properties. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with numerous developers, owners and operators of retail, restaurant, industrial and office real estate, many of which have greater financial and other resources than us. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which would include funds sponsored by us) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements in order to retain tenants when such tenants’ lease expire or attract new tenants. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.
The value of our real estate investments is subject to risks associated with our real estate assets and with the real estate industry.
Our real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease our cash available for distribution to our stockholders and unitholders, as well as the value of our properties. These events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

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

•
civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, including extreme weather events from possible future climate change, which may result in uninsured losses, and acts of war or terrorism; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.
Our participation in joint ventures creates additional risks as compared to direct real estate investments, and the actions of our joint venture partners could adversely affect our operations or performance.
We have in the past participated, and may in the future participate, in joint ventures to purchase assets jointly with unaffiliated third parties or the Managed REITs. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property.
If we are unable to maintain effective disclosure controls and procedures and effective internal control over financial reporting, investor confidence and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures and internal control over financial reporting. As previously disclosed, the Company identified certain material weaknesses in connection with the restatement of its financial statements and concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective at December 31, 2013 or December 31, 2014. The Company has remediated the material weaknesses as of December 31, 2015, however, there can be no guarantee as to the effectiveness of our disclosure controls and procedures and we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely affected and we could fail to meet our reporting obligations.

Government investigations relating to the findings of the Audit Committee Investigation may require time and attention from certain members of management, result in significant legal expenses, fines, and/or penalties, including indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer.
On November 13, 2014, we received the first of two subpoenas relating to the findings of the Audit Committee Investigation from the staff of the SEC, each of which called for the production of certain documents. On December 19, 2014, we received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. The U.S. Attorney’s Office for the Southern District of New York has also contacted counsel for the Company and counsel for the Audit Committee. We and the Audit Committee are cooperating with these regulators in their investigations. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to these matters. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees, among others in connection with the ongoing government investigations and potential future government inquiries, investigations or actions. These matters could require us to expend management time and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and/or penalties, as well as requiring payment of substantial legal fees and indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer. We can provide no assurance as to the outcome of any government investigation.
The Company and certain of our former officers and former and current directors, among others, have been named as defendants in various lawsuits related to the findings of the Audit Committee Investigation and those lawsuits may require time and attention from certain members of management, result in significant legal expenses and/or damages, including indemnification obligations, and may materially impact our business, financial condition, liquidity and results of operations.
Since the October 29, 2014 announcement of the findings of the Audit Committee Investigation and the subsequent restatement of the Company’s financial statements in March 2015, the Company and its former officers and current and former directors (along with others) have been named as defendants in 10 putative securities class action complaints in the United States District Court for the Southern District of New York, which were subsequently consolidated under the caption In re American Realty Capital Properties, Inc. Litigation, 1:15-mc-00040-AKH, multiple individual securities lawsuits and multiple derivative lawsuits. See “Note 15 – Commitments and Contingencies” to our consolidated financial statements for additional details regarding pending litigation matters related to the Audit Committee Investigation.
As a result of the various pending litigations related to the findings of the Audit Committee Investigation, we are obligated to advance certain legal expenses to and indemnify our current and former directors, officers and employees, as well as certain outside individuals and entities. In addition, any of these lawsuits may require management time and attention, result in significant legal expenses, indemnification obligations and/or damages and may materially impact the Company’s business, financial condition, liquidity and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments, and assumptions about matters that are inherently uncertain.
Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect, or if circumstances change, our business, financial condition, liquidity and results of operations could be adversely affected.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. Based on comments received, a revised exposure was released in May 2013. The FASB is expected to release a final standard in early 2016. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable. The new lease standard is expected to be effective for annual and interim periods beginning after December 31, 2018 for public companies.
We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive team and staff. We underwent several changes in management in the past year. Our future success depends in part on the continued service of our senior management team. If there are further changes in senior leadership, such changes could be disruptive and could compromise our ability to execute our strategic plan. While we have entered into employment agreements with certain key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, integrate, train and retain qualified management personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could damage our business and adversely affect our results of operations.
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
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in the dilution of our stockholders and unitholders, and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding the OP Units for a period of one year, unless otherwise consented to by the General Partner, holders of OP Units have a right to redeem the OP Units for the cash value of a corresponding number of shares of the General Partner’s common stock or, at the option of the General Partner, a corresponding number of shares of the General Partner’s common stock. This could result in the dilution of our stockholders and unitholders through the issuance of OP Units that may be exchanged for shares of our common stock.  This acquisition structure may also have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain.  Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases.  These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.
Risks Related to Financing
As a result of the delayed filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2014, we are not currently eligible to use a registration statement on Form S-3 to register the offer and sale of securities, which may adversely affect our ability to raise future capital.
We did not file our Annual Report on Form 10-K for the year ended December 31, 2014 by March 2, 2015, the filing date required by the SEC. We are therefore not eligible to use a “short form” registration statement on Form S-3 to register the offer and sale of our securities until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months from the original filing due date. We have timely filed all of our periodic reports since our Annual Report on Form 10-K for the year ended December 31, 2014 and, assuming we continue to timely file our periodic reports, expect to be eligible to use a registration statement on Form S-3 beginning on April 1, 2016. Should we wish to register the offer and sale of our securities to the public before we have filed a registration statement on Form S-3, our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially having an adverse effect on our financial condition.
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional investments.
In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make investments.
The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash dividends, including our ability to satisfy the dividend requirements applicable to REITs; and

•	the market price per share of our common stock.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any additional investments.
We have substantial amounts of indebtedness outstanding, which may affect our ability to pay dividends, and may expose us to interest rate fluctuation risk and to the risk of default under our debt obligations.
As of December 31, 2015, our aggregate indebtedness was $8.1 billion. We may incur significant additional debt in the future for various purposes including, without limitation, the funding of future acquisitions, if any, capital improvements and leasing commissions in connection with the repositioning of a property and litigation expenses. At December 31, 2015, we had $1.84 billion of undrawn commitments under an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo, National Association, as administrative agent, and other lenders party thereto (the “Credit Agreement”).

Payments of principal and interest on borrowings may leave us with insufficient cash resources to make the dividend payments necessary to maintain our REIT qualification or may otherwise impose restrictions on our ability to make distributions. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including as follows:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•
we may be unable to borrow additional funds as needed or on satisfactory terms to fund future working capital, capital expenditures and other general corporate requirements, which could, among other things, adversely affect our ability to capitalize upon any acquisition opportunities or fund capital improvements and leasing commissions;

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
If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in the Credit Facility), we may automatically be in default under any other loan or indenture that has cross-default provisions (including the Credit Facility), and (x) further borrowings under the Credit Facility will be prohibited, (y) outstanding indebtedness under the Credit Facility, our indenture or such other loans may be accelerated and (z) to the extent the Credit Facility, our indenture or such other loans are secured, directly or indirectly, by any properties or assets, lenders or trustees under the Credit Facility, our indenture or such other loans may foreclose on the collateral securing such indebtedness. As of December 31, 2015, we were in default on one non-recourse loan with a principal balance of $38.1 million due to our failure to pay a reserve payment required per the loan agreement. The default on the loan did not result in a cross default on our other indebtedness. Due to the default, we are currently accruing interest at the default rate of interest of 10.68% per annum. We are engaged with the servicer to complete foreclosure proceedings. For more information, see “Note 11 – Debt” to our consolidated financial statements.
In addition, increases in interest rates may impede our operating performance and payments of required debt service obligations or amounts due at maturity, or creation of additional reserves under loan agreements or indentures could adversely affect our financial condition and operating results. Further, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT dividend requirements imposed by the Internal Revenue Code.
The indenture governing our Senior Notes and the Credit Agreement contain restrictive covenants that limit our operating flexibility.
The indenture governing our Senior Notes and the Credit Agreement require us to meet customary negative covenants and other financial and operating covenants. The indenture governing our Senior Notes requires us to maintain financial ratios for total leverage, secured debt, debt service coverage and total unencumbered assets. In addition, the Credit Agreement requires us, among other things, to maintain a minimum tangible net worth, a maximum leverage ratio, minimum fixed charge coverage ratio, a secured leverage ratio, a total unencumbered asset value ratio, a minimum encumbered interest coverage ratio and a minimum encumbered asset value. These covenants restrict our ability to incur secured or unsecured indebtedness and may also restrict our ability to engage in certain business activities.
Our ability to comply with these and other provisions of the indenture governing our Senior Notes and the Credit Agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. Any failure to comply with these covenants would constitute a default under the indenture governing our Senior Notes and/or the Credit Agreement, as applicable, and would prevent further borrowings under the Credit Agreement and could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.
Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become even more highly leveraged in the future, which could adversely affect our financial condition.
Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. While we intend to limit our indebtedness to maintain an overall net debt to gross real estate investment ratio of approximately 45% to 55%, provided that we may exceed this amount for individual properties in select cases where attractive financing is available, our organizational documents contain no limitations on the amount of debt that we may incur. Further, our financing decisions and related decisions regarding levels of debt may be determined by our Board of Directors in its discretion without stockholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future, subject to us meeting the financial and operating covenants described above, which could result in us becoming highly leveraged and adversely affecting our financial condition.
Increases in interest rates would increase our debt service obligations and may adversely affect the refinancing of our existing debt and our ability to incur additional debt, which could adversely affect our financial condition.
Certain of our borrowings bear interest at variable rates, and we may incur additional variable-rate debt in the future. Increases in interest rates would result in higher interest expenses on our existing unhedged variable rate debt, and increase the costs of refinancing existing debt or incurring new debt. Additionally, increases in interest rates may result in a decrease in the value of our real estate and decrease the market price of our capital stock and could accordingly adversely affect our financial condition.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations.
Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
Our Senior Notes are periodically rated by nationally recognized credit rating agencies. Our current corporate credit rating is “BB” and our issue-level rating for our Senior Notes is “BB+” with a “stable” outlook from Standard & Poor’s Rating Services. Our corporate credit and issue-level ratings for our Senior Notes were downgraded by Moody’s Investor Service, Inc. to “Ba1” with a “negative” outlook in December 2014. There can be no assurance that our ratings will not be downgraded further. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit ratings can adversely affect the cost and availability of capital, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our business, an adverse change in our credit ratings could have a material adverse effect on our financial condition, liquidity, results of operations and the trading price of the notes.

Risks Relating to our REI Segment
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
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
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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
Although all of our properties were subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Further, any environmental liabilities that arose since the date the studies were done would not be identified in the assessments. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.
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
Investing in mortgage, bridge or mezzanine loans involves risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.
We are subject to risks relating to real estate-related securities, including commercial mortgage backed securities (“CMBS”).
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities may be subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer or that income from collateral may be insufficient to meet debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the obliged parties to repay principal and interest or make distribution payments.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks listed above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions, and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
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
We engage in build-to-suit programs and the acquisition of properties under development. In connection with these businesses, we enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may also engage in development and construction activities involving existing properties, including the expansion of existing facilities (typically at the request of a tenant) or the development or build-out of vacant space at retail properties. We may advance significant amounts in connection with certain development projects.
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.

Risks Relating to our Cole Capital Segment
We may be unable to fully reestablish the distribution network which previously supported Cole Capital and its Managed REITs and/or regain the prior capital raising level of Cole Capital, which may adversely affect the financial success of Cole Capital and the Company.
Three of the four Managed REITs currently sponsored and managed by Cole Capital have ongoing initial public offerings. Following the announcement made by the Company on October 29, 2014 that certain of its financial statements could no longer be relied upon, various broker-dealers and clearing firms participating in offerings of Cole Capital’s Managed REITs suspended sales activity with Cole Capital, resulting in a significant decrease in capital raising activity and, consequently, a decline in the overall revenue generated by Cole Capital.
Cole Capital generates revenue from capital raising activity and asset management and advisory activity, the latter of which is also contingent upon successful capital raising activity as each of the Managed REITs is a blind pool whose portfolio is largely built through the deployment of proceeds raised in the respective Managed REIT’s public offering. Revenue generated from Cole Capital’s capital raising activity is received in the form of dealer manager fees, which are earned at the point of sale of the Managed REITs’ common stock and, therefore, a reduction in capital raising activity directly results in a reduction in such dealer manager fees. Cole Capital receives additional compensation, including one-time acquisition fees and ongoing advisory fees from its asset management and advisory activity. Acquisition fees are earned, in large part, when Cole Capital deploys capital raised from a Managed REIT’s public offering into real estate acquisitions on behalf of such Managed REIT. Cole Capital also receives advisory fees that are calculated based upon the value of each Managed REIT’s total invested assets. An increase in assets under management, which generally occurs as the Managed REITs raise more capital, results in increased advisory fees. Additional fees may be earned by Cole Capital following the completion of a Managed REIT’s public offering and deployment of capital therefrom and, therefore, a slowdown in capital raising activity could delay or reduce Cole Capital’s receipt of those additional fees. A description of Cole Capital’s fees is contained in “Note 18 – Related Party Transactions and Arrangements” to our consolidated financial statements. While the Company has completed the Restatement and has become current in its filings with the SEC, and certain of the broker-dealers and the clearing firms have reengaged with Cole Capital, there can be no assurance that the remaining broker-dealers participating in the public offerings of the Managed REITs will reengage with Cole Capital on a timely basis or at all. If these circumstances continue for a prolonged period of time, capital raising activity at Cole Capital will continue to be negatively affected, reducing overall fee generation at Cole Capital and, therefore, the overall financial success of Cole Capital and the Company could be adversely affected.
In addition, there is no guarantee as to the Cole Capital segment’s actual results. The fair value of goodwill and intangible assets allocated to the Cole Capital segment are dependent upon actual results, including, but not limited to, the timing and aggregate amount of capital raised and deployed on behalf of the Managed REITs, which is influenced by the Company’s ability to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the Restatement. If the Company is unable to reinstate certain selling agreements with broker-dealers and clearing firms on a timely basis, the fair value of goodwill and intangible assets allocated to the Cole Capital segment may be less than the respective carrying value, resulting in an impairment that could have a material adverse effect on the Company’s financial results. In addition, the actual timing of closing an offering or executing a liquidity event on behalf of a Managed REIT or the commencement of operations of newly formed REITs, which are not yet effective, may differ from the Company’s assumptions used at October 1, 2015.
During the quarter ended December 31, 2015, we recorded significant impairment charges in respect of goodwill and intangible assets allocated to the Cole Capital segment. We reassessed the expected collectability of the program development costs, based on assumptions used to calculate these impairments, and recorded additional reserves in the quarter ended December 31, 2015. Additional reserves may be recorded in subsequent periods if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions used at December 31, 2015.
Cole Capital is subject to risks that are particular to its role as sponsor and dealer manager for direct investment program offerings.
Cole Capital, including Cole Capital Corporation, which is Cole’s broker-dealer subsidiary and a wholesale broker-dealer registered with the SEC and a member firm of FINRA, is subject to various risk and uncertainties that are common in the securities industry. Such risks and uncertainties include:

•	the volatility of financial markets;

•	extensive governmental regulation;

•	intense competition; and

•	litigation.

Cole Capital’s business, which involves sponsoring and distributing interests in direct investment programs, depends on a number of factors including our ability to enter into agreements with broker-dealers and independent investment advisors who will sell interests to their clients, our success in investing the proceeds of each offering, managing the properties acquired and generating cash flow to make distributions to investors in our direct investment programs and our success in entering into liquidity events for the direct investment programs. We are subject to competition from other sponsors and dealer managers of direct investment programs and other investments, and there can be no assurance that this business will be successful.
Sponsorship of the Managed REITs also involves risks relating to the possibility that such programs will not receive capital at the levels and timing that are anticipated, that sufficient capital will not be raised to repay investments of cash in, and loans to, the Managed REITs needed to meet up-front costs, and that, as a result, the initial breaking of escrow and the acquisition of properties will not occur or continue, as well as risks relating to competition from sponsors of other similar programs.
FINRA rules applicable to the Managed REITs’ business, including Rule 2310 (Direct Participation Programs) which, among other things, imposes limits on total compensation to brokers in connection with an offering, and amendments to Rule 2340 (Customer Account Statements) which, when effective, will change the manner in which the value of shares in a Managed REIT are reflected on customer account statements, as well as FINRA investigations into the manner in which shares are sold by some retail brokers, may have a negative impact on the business of Cole Capital.
In addition, Cole Capital is subject to risks that are particular to its function as a wholesale broker-dealer and sponsor of the Managed REITs. For example, the broker-dealer provides substantial promotional support to broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other mass forms of communication. Due to Cole Capital acting as a sponsor of the Managed REITs and the volume of materials that Cole Capital Corporation may provide throughout the course of an offering, much of Cole Capital’s activities may be scrutinized by regulators. We and Cole Capital Corporation may be exposed to significant liability under federal and state securities laws. Additionally, Cole Capital Corporation may be subject to fines and suspension from the SEC and FINRA.
Failure to comply with the net capital requirements could subject us to sanctions imposed by the SEC or FINRA.
Cole Capital Corporation, our broker-dealer subsidiary, is required to maintain certain levels of minimum net capital subject to the SEC’s net capital rule. The net capital rule is designed to measure the general financial integrity and liquidity of a broker-dealer. Compliance with the net capital rule limits those operations of broker-dealers that require the intensive use of their capital, such as underwriting commitments and principal trading activities. The rule also limits the ability of securities firms to pay dividends or make payments on certain indebtedness, such as subordinated debt, as it matures. FINRA may enter the offices of a broker-dealer at any time, without notice, and calculate the firm’s net capital. If the calculation reveals a deficiency in net capital, FINRA may immediately restrict or suspend certain or all the activities of a broker-dealer. If Cole Capital Corporation is not able to maintain adequate net capital, or its net capital falls below requirements established by the SEC, it may be subject to disciplinary action in the form of fines, censure, suspension, expulsion or the termination of business altogether. In addition, if these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. A large operating loss or charge against net capital could adversely affect Cole Capital’s ability to expand or even maintain its present levels of business, which could have a material adverse effect on its business of sponsoring and distributing interests in direct investment programs.
Broker-dealers and other financial services firms are subject to extensive regulations and increased scrutiny.
The financial services industry is subject to extensive regulation by U.S. federal, state and international government agencies, as well as various self-regulatory agencies. Turmoil in the financial markets has contributed to significant rule changes, heightened scrutiny of the conduct of financial services firms and increasing penalties for rule violations. Cole Capital Corporation may be adversely affected by new laws or rules or changes in the interpretation of existing rules or more rigorous enforcement. Significant new rules are developing under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Some of these rules could impact Cole Capital Corporation’s business, including through the potential implementation of a more stringent fiduciary standard for brokers and enhanced regulatory oversight over incentive compensation.
The Cole Capital segment also may be adversely affected by other evolving regulatory standards, such as those relating to suitability and supervision. Legal claims or regulatory actions against Cole Capital Corporation or any of the other entities that comprise Cole Capital also could have adverse financial effects on us or harm our reputation, which could harm our business prospects.
Cole Capital Corporation, which is registered as a broker-dealer under the Exchange Act and is a member of FINRA, is subject to regulation, examination and supervision by the SEC, FINRA, other self-regulatory organizations and state securities regulators. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities’ capital adequacy, record-keeping and the conduct and qualification of officers, employees and independent contractors. Failure by Cole Capital Corporation to comply with applicable laws or regulations could result in censures, penalties or fines, the issuance of cease and desist orders, the suspension or expulsion from the securities industry, or other similar adverse consequences. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 mandates that financial institutions, including broker-dealers and investment advisors, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. Cole Capital Corporation has established AML programs, which we subject to periodic third-party testing, but there can be no assurance of the effectiveness of these programs. Failure to comply with AML requirements could subject Cole Capital Corporation to disciplinary sanctions and other penalties. Financial services firms must also comply with applicable privacy and data protection laws and regulations, including SEC Regulation S-P and applicable provisions of the 1999 Gramm-Leach-Bliley Act, the Fair Credit Reporting Act of 1970 and the 2003 Fair and Accurate Credit Transactions Act. Any violations of laws and regulations relating to the safeguarding of private information could subject Cole Capital Corporation to fines and penalties, as well as to civil action by affected parties.
We are subject to conflicts of interest relating to Cole Capital’s investment management business.
Cole Capital currently manages four Managed REITs which have investment objectives and investment strategies similar to our own. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as the Managed REITs. In addition, certain of our officers are also officers of the Managed REITs and, as such, they will have duties to us as well as to the Managed REITs. We have implemented certain procedures to help manage any perceived or actual conflicts among us and the Managed REITs, including adopting an allocation policy to allocate property acquisitions among us and the Managed REITs based on the following factors:

•	the investment objective of each entity;

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the potential acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	the amount of funds available to each entity and the length of time such funds have been available for investment;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.
If we determine that an investment opportunity may be equally appropriate for more than one entity, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, multi-tenant or single tenant retail) will first be offered such investment opportunity. In addition, we have a right of first refusal over two of the Managed REITs with respect to all opportunities to acquire majority single-tenant real estate and real estate-related assets or portfolios with a purchase price greater than $100.0 million. There can be no assurance that these policies will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.
Further, under the advisory agreements with the Managed REITs, Cole Capital receives fees for various services, including, but not limited to, the day-to-day management of the Managed REITs and transaction-related services. The terms of these advisory agreements were not the result of arm’s length negotiations between independent parties and as a result, the terms of these agreements may not be as favorable to us as they would have been if we had negotiated these agreements with unaffiliated third parties.
Because the revenue streams from the advisory agreements Cole Capital has with the Managed REITs are subject to limitation or cancellation, any such termination could have an adverse effect on our business, results of operations and financial condition.
The advisory agreements under which Cole Capital provides services to the Managed REITs are subject to renewal on an annual basis and may generally be terminated by each Managed REIT upon 60 days’ notice to us, with or without cause. The advisory agreements with each of the four Managed REITs are scheduled to expire on November 30, 2016, unless otherwise renewed. There can be no assurance that these agreements will not expire or be otherwise terminated and any such termination could have an adverse effect on our business, financial condition and results of operations.

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
We are a holding company and conduct all of our operations through the Operating Partnership. We do not have, apart from our ownership of the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet our debt service and other obligations, including our obligations to make distributions required to maintain our REIT qualification. The ability of subsidiaries of the Operating Partnership to make distributions to the Operating Partnership, and the ability of the Operating Partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the properties owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make distributions on our common stock required to maintain our REIT qualification.
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
As of December 31, 2015, we owned approximately 97.4% of the OP Units in the Operating Partnership. However, the Operating Partnership may issue additional OP Units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders would not directly own any such OP Units, they would not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.
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
Subject to applicable legal and regulatory requirements, the Board of Directors is empowered under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. The Board of Directors may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our capital stock. The issuance of any such stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders. In addition, future sales of shares of our common stock or preferred stock may be dilutive to existing stockholders.
The change of control conversion feature of the Series F Preferred Stock may make it more difficult for a party to take over the Company or discourage a party from taking over the Company.
Upon the occurrence of a change of control (as defined in the Articles Supplementary for the Series F Preferred Stock) the result of which is that our common stock or the common securities of the acquiring or surviving entity are not listed on a national stock exchange, holders of the Series F Preferred Stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem the Series F Preferred Stock) to convert some or all of their Series F Preferred Stock into shares of our common stock (or equivalent value of alternative consideration). The change of control conversion feature of the Series F Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing certain change of control transactions of the Company under circumstances that stockholders may otherwise believe are in their best interests.
Certain provisions in the LPA may delay, defer or prevent unsolicited acquisitions of us.
Certain provisions in the LPA may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making such proposals, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	the ability of the General Partner in some cases to amend the LPA without the consent of the limited partners;

•
the right of the limited partners to consent to transfers of the general partnership interest of the General Partner and mergers or consolidations of the Company under specified limited circumstances; and

•	restrictions relating to our qualification as a REIT under the Internal Revenue Code.
The LPA also contains other provisions that may have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Tax protection provisions on certain properties could limit our operating flexibility.
We have agreed with ARC Real Estate Partners, LLC, an affiliate of the Former Manager, to indemnify it against any adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the properties that were acquired by us in the formation transactions, in a taxable transaction. These tax protection provisions apply until September 6, 2021, which is the 10th anniversary of the closing of our IPO. Although it may be in our stockholders’ best interest that we sell one or more of these properties, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for ARC Real Estate Partners, LLC to guarantee. We agreed to these provisions at the time of our IPO in order to assist ARC Real Estate Partners, LLC in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.
The Company’s fiduciary duties as sole general partner of the Operating Partnership could create conflicts of interest.
The Company has fiduciary duties to the Operating Partnership and the limited partners in the Operating Partnership, the discharge of which may conflict with the interests of its stockholders. The LPA provides that, in the event of a conflict between the duties owed by the Company’s directors to the Company and the duties that the Company owes in its capacity as the sole general partner of the Operating Partnership to the Operating Partnership’s limited partners, the Company’s directors are under no obligation to give priority to the interests of such limited partners. As a holder of OP Units, the Company will have the right to vote on certain amendments to the LPA (which require approval by a majority in interest of the limited partners, including the Company) and individually to approve certain amendments that would adversely affect the rights of the Operating Partnership’s limited partners, as well as the right to vote on mergers and consolidations of the Company in its capacity as sole general partner of the Operating Partnership in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of the Company’s stockholders. For example, the Company cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the LPA, without their consent, even though modifying such rights might be in the best interest of the Company’s stockholders generally.
The Board of Directors may change significant corporate policies without stockholder approval.
Our investment, financing, borrowing and dividend policies and our policies with respect to other activities, including growth, debt, capitalization and operations, will be determined by the Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, the Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, financial condition, liquidity and results of operations and our ability to satisfy our debt service obligations and to make distributions to our stockholders and unitholders.
Our rights and the rights of our stockholders to take action against our directors and officers are limited under Maryland law.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty established by a final judgment as being material to the cause of action. Our charter contains such a provision and limits the liability of our directors and officers to the maximum extent permitted by Maryland law. Maryland law requires us to indemnify our directors and officers for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, our charter obligates us to advance the reasonable defense costs incurred by our directors and officers. Finally, we have entered into agreements with our directors and officers pursuant to which we have agreed to indemnify them to the maximum extent permitted by Maryland law.
U.S. Federal Income and Other Tax Risks
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our capital stock.
We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2011 and believe we have operated, and intend to operate, in a manner that has allowed us to qualify as a REIT and will allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if the Board of Directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we have been or will be successful in qualifying to be taxed as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service (the “IRS”), such recharacterization would jeopardize our ability to satisfy the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could result in our disqualification as a REIT for past or future periods.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions and, accordingly, distributions the Operating Partnership makes to its unitholders could be similarly reduced. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we continue to qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders and unitholders.
Even if we continue to qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are considered held for sale and not for investment (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. In addition, we may not make sufficient distributions to avoid income and excise taxes on retained income. We also may decide to retain net capital gain we earn from the sale or other disposition of our property or other assets and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated for federal income tax purposes as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS of the REIT. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to advisory agreements with the Managed REITs. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. These rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Not all taxing jurisdictions recognize the favorable tax treatment afforded to REITs under the Internal Revenue Code. As such, we may be subject to regular corporate net income taxes in certain state, local or foreign taxing jurisdictions. In addition, we, the Operating Partnership, our TRSs, and/or other entities through which we conduct our business may also be subject to state, local or foreign income, franchise, sales, transfer, excise or other taxes. Any taxes that we incur directly or indirectly will reduce our cash available for distribution to our stockholders and unitholders. Additionally, changes in state, local or foreign tax law could reduce the cash flow from certain investments made by us and could make such investments less attractive to potential buyers when we seek to liquidate such investments.
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
If the Operating Partnership or certain other subsidiaries fail to qualify as a partnership or are not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.
We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. This would result in our failure to qualify as a REIT and would cause us to be subject to a corporate-level tax on our income. This would substantially reduce our cash available to pay distributions and the yield on your investments. In addition, if one or more of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, then it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of a subsidiary entity could also threaten our ability to maintain our REIT qualification.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (not including the net investment income tax). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For our taxable years that ended on or before December 31, 2014, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. The Internal Revenue Service could challenge our characterization of certain leases in any such sale-leaseback transactions as “true leases,” which allows us to be treated as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a recharacterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
We may incur adverse tax consequences if ARCT III, CapLease, ARCT IV or Cole failed to qualify as a REIT for U.S. federal income tax purposes.
If any of ARCT III, CapLease, ARCT IV or Cole failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to such entity’s merger with us, we may inherit significant tax liabilities and could fail to qualify as a REIT.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our capital stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (the “FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be publicly traded, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. We anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, although, no assurance can be given that this will be the case. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders and unitholders could be adversely affected.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by the Board of Directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board of Directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board of Directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal corporate offices are located at 2325 E. Camelback Road, Suite 1100, Phoenix, Arizona 85016. We have additional office space in New York, New York; Orlando, Florida; Austin, Texas; Glenview, Illinois; and Alpharetta, Georgia. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.
As of December 31, 2015, we owned 4,435 properties, comprised of 99.6 million square feet located in 49 states, the District of Columbia, Puerto Rico and Canada. Our properties were 98.6% leased with a weighted-average remaining lease term of 10.6 years. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Metrics for a discussion of the properties we hold for rental operations and Schedule III – Real Estate and Accumulated Depreciation for a detailed listing of such properties.
Item 3. Legal Proceedings.
The information contained under the heading “Litigation” in “Note 15 – Commitments and Contingencies” to our consolidated financial statements is incorporated by reference into this Part I, Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Effective July 31, 2015, we transferred the listing of the General Partner’s common stock and Series F Preferred Stock to the NYSE from NASDAQ Global Select Market (“NASDAQ”). The General Partner’s common stock and Series F Preferred Stock now trade under the trading symbols, “VER” and “VER PRF,” respectively.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the General Partner’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the S&P 500 Index (“S&P 500”) for the period commencing September 6, 2011, the date of our initial public offering (the “IPO”), and ending December 31, 2015. The graph assumes an investment of $100 on September 6, 2011.
The graph above and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. In addition, the stock price performance in the graph above is not indicative of future stock price performance.
Distributions
For each quarter indicated, the following table reflects the respective high and low sales prices for the General Partner’s common stock as quoted by NASDAQ or NYSE, as applicable, and the dividend or distribution declared per share of common stock or OP Unit by the General Partner or the Operating Partnership, respectively, in each such period:

	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014	First Quarter 2015 (1)	Second Quarter 2015 (1)	Third Quarter 2015	Fourth Quarter 2015
High	$14.96	$14.17	$13.44	$12.48	$10.38	$10.15	$9.08	$8.66
Low	$12.60	$11.76	$12.00	$7.38	$8.82	$8.10	$7.50	$7.55

Dividends or distributions declared on common stock or OP Unit (2)	$0.28	$0.25	$0.25	$0.25	$—	$—	$0.1375	$0.1375
_______________________________________________

(1)
We agreed to suspend the payment of dividends on the General Partner’s common stock until the Company complied with certain periodic financial reporting and related requirements in connection with the amendments to the Credit Facility. On March 30, 2015, the Company satisfied these periodic financial reporting and related requirements. On August 5, 2015, the Board of Directors authorized the reinstatement of a dividend on our common stock.

(2)
The dividend that the General Partner pays on its common stock is equal to the distributions that the Operating Partnership makes on its OP Units pursuant to the terms of the LPA. However, the Operating Partnership did not make distributions in respect of a substantial portion of the outstanding OP Units held by its limited partners on October 15, 2015 and January 15, 2016 when the dividend on the General Partner’s common stock was paid, as further discussed in “Note 16 - Equity” in our consolidated financial statements.

On February 23, 2016, our Board of Directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2016 to stockholders of record as of March 31, 2016, which will be paid on April 15, 2016. The Operating Partnership will make an equivalent distribution per OP Unit. Our future distributions may vary and will be determined by the General Partner’s Board of Directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board.
As of February 19, 2016, the General Partner had approximately 4,500 registered stockholders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. There is no established trading market for the Operating Partnership's OP Units. As of February 19, 2016, there were 30 record holders of the OP Units.
Recent Sales of Unregistered Securities
Neither the General Partner nor the Operating Partnership sold any of their securities that were not registered under the Securities Act during the year ended December 31, 2015.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows the amount of securities remaining available for future issuance under our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	86,534,165
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	86,534,165
See “Note 17 – Equity-based Compensation” to our consolidated financial statements for a discussion of the Company’s equity plans.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the fourth quarter of 2015, the General Partner and the Operating Partnership repurchased the following shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards:

Period	Total Number of Shares/ Units Purchased	Average Price Paid Per Share (1)
October	18,586	$8.32
November	52,160	8.29
December	14,176	8.29
Total	84,922	$8.30
_______________________________________________
(1) With respect to these shares, the price paid per share is based on the fair value at the time of vesting.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Prior periods have been reclassified to conform to current presentation, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements:

	December 31,
	2015	2014 (1)	2013 (1)	2012	2011
Balance sheet data:
Total real estate investments, at cost	$16,784,721	$18,292,560	$7,459,142	$1,875,615	$209,326
Total assets	$17,405,866	$20,427,136	$7,809,083	$2,182,195	$221,578
Total debt, net	$8,059,802	$10,425,778	$4,136,619	$389,722	$77,727
Total liabilities	$8,691,907	$11,044,806	$5,310,556	$513,435	$80,790
Temporary equity	$—	$—	$269,299	$—	$—
Total equity	$8,713,959	$9,382,330	$2,229,228	$1,668,760	$140,788

	Year Ended December 31,
	2015	2014 (1)	2013 (1)	2012	2011
Operating data:
Total revenues	$1,556,017	$1,579,257	$329,323	$67,207	$3,970
Total operating expenses	1,488,692	1,949,835	663,067	97,822	6,964
Operating income (loss)	67,325	(370,578)	(333,744)	(30,615)	(2,994)
Total other expenses, net	(354,809)	(396,567)	(171,876)	(10,877)	(958)
Loss on disposition of real estate, net	(72,311)	(277,031)	—	—	—
Benefit from (provision for) income taxes	36,303	33,264	(2,195)	—	—
Loss from continuing operations	(323,492)	(1,010,912)	(507,815)	(41,492)	(3,952)
Net loss from discontinued operations	—	—	—	(745)	(852)
Net loss	(323,492)	(1,010,912)	(507,815)	(42,237)	(4,804)
Net loss attributable to non-controlling interests(2)	7,139	33,727	16,316	585	105
Net loss attributable to General Partner	$(316,353)	$(977,185)	$(491,499)	$(41,652)	$(4,699)

Cash flow data:
Net cash flows provided by (used in) operating activities	$867,013	$502,887	$11,918	$9,440	$(257)
Net cash flows provided by (used in) investing activities	$932,595	$(2,554,456)	$(4,541,718)	$(1,701,422)	$(89,981)
Net cash flows (used in) provided by financing activities	$(2,147,216)	$2,415,555	$4,289,950	$1,965,226	$109,569

Per share data:
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.43)	$(1.36)	$(2.41)	$(0.40)	$(1.04)
Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(1.36)	$(2.41)	$(0.41)	$(1.26)
Weighted-average number of shares of common stock outstanding - basic (3)	903,360,763	793,150,098	205,341,431	103,306,366	3,720,351
Annualized distributions declared per common share	$0.55	$1.00	$0.91	$0.89	$0.88
_______________________________________________

(1)	See “Note 3 – Mergers with Real Estate Businesses” to our consolidated financial statements for discussion of the impact of significant mergers on the Company’s operations during these periods.

(2)	Represents loss attributable to limited partners and consolidated joint venture partners.

(3)
For all periods presented, the effect of certain OP Units outstanding, long-term incentive plan units of the Operating Partnership (“LTIP Units”), unvested restricted shares and convertible preferred shares were excluded from the weighted-average share calculation as the effect would be anti-dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this report entitled “Risk Factors.”
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 4 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,435 retail, restaurant, office and industrial real estate properties with an aggregate of 99.6 million square feet, of which 98.6% was leased as of December 31, 2015, with a weighted-average remaining lease term of 10.6 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Managed REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Managed REITs, and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of December 31, 2015, the Managed REITs and other real estate programs’ assets under management were $6.7 billion.
Restatement
The Company restated its consolidated financial statements and related financial information for the fiscal years ended December 31, 2013 and 2012 and the interim periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013 and the Operating Partnership restated and amended its consolidated financial statements and related financial information as of and for the years ended December 31, 2013 and 2012 and the interim periods ended June 30, 2014 and 2013. For a discussion of reconciliations of originally reported amounts to the corresponding restated amounts, see one of the following filings made with the SEC on March 2, 2015: Amendment No. 2 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 or our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2014 and June 30, 2014. See “Note 1 – Organization” to the consolidated financial statements in this report for further explanation. The following discussion and analysis of our financial condition and results of operations is based on the restated amounts.
Mergers and Major Acquisitions
See “Note 3 – Mergers with Real Estate Businesses” to our consolidated financial statements for a discussion of the mergers consummated during the years ended December 31, 2014 and 2013 with American Realty Capital Trust III, Inc., CapLease, Inc., American Realty Capital Trust IV, Inc. and Cole Real Estate Investments, Inc.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2015. The U.S. gross domestic product increased to 2.4% in 2015 and unemployment decreased 0.6% during 2015 to 5.0% for December 2015. In 2015, the Federal Reserve raised interest rates for the first time since 2006. In addition, cross-border investors deployed record levels of capital into the U.S. in 2015, increasing by more than 150% over 2014.

Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies.

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.
Goodwill Impairment
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The risks and uncertainties involved in applying the principles related to goodwill impairment include, but are not limited to, the following:

•	We estimate the fair value of the reporting units, which we have determined is the same as our reportable segments, using discounted cash flows and relevant competitor multiples.

•	We monitor factors that may impact the fair value including market comparable company multiples, interest rates and global economic conditions.

•
We use a combined income and market approach in evaluations for potential impairment, which requires management to make key assumptions related to revenue growth rate, cash flow assumptions, discount rate and selection of comparable companies.

See Note 10 – Fair Value Measures for discussion regarding our sensitivity analysis performed around these assumptions.
Intangible Asset Impairment
The Company evaluates intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The risks and uncertainties involved in applying the principles related to intangible impairment include, but are not limited to, the following:

•	We estimate fair value using a discounted cash flow model specific to the applicable Managed REITs.

•
We monitor factors that could impact fair value including the ability to timely reinstate certain selling agreements, timing of and aggregate capital raised and deployed on behalf of the Managed REITs, the actual timing of closing an offering or executing a liquidity event on behalf of a Managed REIT and operations of future managed real estate programs.

•	We utilized the income approach in evaluation for impairment, which requires management to make key assumptions related to future cash flows and a discount rate.
See Note 10 – Fair Value Measures for discussion regarding our sensitivity analysis performed around these assumptions.
Real Estate Investment Impairment
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our investments.

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss.

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset.

•	Changes in assumptions based on actual results may have a material impact on the Company’s financial results.

Loans Held for Investment Impairment
We evaluate loans held for investment on a quarterly basis. As a first step in the notes receivable impairment process, we must determine, based on current information and events, if it is probable that we will be unable to collect the amounts due in accordance with the loan agreement. The risks and uncertainties involved in applying the principles related to notes receivable include, but are not limited to, the following:

•	Evaluating the financial condition and other current obligations of the borrower involve judgment in assessing their liquidity and financial stability.
Program Development Costs
We assess the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserve for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions.The risks and uncertainties involved in applying the principles related to program development costs include, but are not limited to, the following:

•	Estimating recoverability for each program which involves an analysis of expected reimbursement revenue and projected organization and offering costs.

•	Utilizing assumptions to calculate impairment charges related to goodwill and impairment, as discussed above.

•	Assessing the impact of the change in calculations of recoverability percentages.
Consolidation of Equity Investments
We hold equity investments in unconsolidated joint ventures and each of the Managed REITs and account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financial policies of these investments. We must continually evaluate these and other non-controlling interests for consolidation based on standards set forth in U.S. GAAP. For legal entities being evaluated, we must first determine whether the interests that we hold and fees we receive qualify as variable interests in the entity, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. The difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The risks and uncertainties involved in applying the principles related to equity investments include, but are not limited to, the following:

•
Consideration for variable interest entities involves determining their ability to finance their operations without additional subordinated financial support, whether the equity holders lack the characteristic of controlling financial interest, or whether the entity is established with non-substantive voting rights.

•
We perform significance calculations based on investments, total assets and income, on an individual basis or on an aggregated basis, by any combination of unconsolidated subsidiaries and equity-method investees.

Allocation of Purchase Price of Business Combinations, including Acquired Properties
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below- market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

•
The value allocated to land as opposed to buildings, fixtures and tenant improvements affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and tenant improvements;

•
Intangible lease assets and liabilities can be significantly affected by estimates, including market rent, lease term including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions; and

•	We determine whether any financing assumed is above- or below- market based upon comparison to similar financing terms for similar investment properties.

Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
We provide for income taxes in accordance with current authoritative accounting and tax guidance. The tax provision or benefit related to significant or unusual items is recognized in the quarter in which those items occur. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the quarter in which the change occurs. The risks and uncertainties involved in applying the principles related to income taxes include, but are not limited to, the following:

•
Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax laws and regulations across the tax jurisdictions where we operate;

•
We file income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions, and are subject to routine examinations by the respective tax authorities. We may be challenged upon review by the applicable taxing authorities, and positions we have taken may not be sustained; and

•	The accounting estimates used to compute the provision for or benefit from income taxes may change as new events occur, additional information is obtained or the tax environment changes.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.
Operating Highlights and Key Performance Indicators
2015 Activity

•
Disposed of 228 properties, including two properties owned by consolidated joint ventures, and its interest in one consolidated joint venture, whose only assets consisted of investments in three unconsolidated joint ventures, for aggregate sales price of $1.5 billion, of which our share was $1.4 billion based on our ownership interest in the respective consolidated joint ventures, resulting in consolidated proceeds of $1.0 billion after disposition fees and debt assumptions.

•
Decreased outstanding mortgage loans through property dispositions, mortgage loan maturities and monthly principal payments by $651.4 million during the year ended December 31, 2015, bringing the outstanding principal amount of mortgage loans to $3.0 billion at December 31, 2015.

•
Reduced the maximum capacity under the Credit Facility from $3.6 billion to $3.3 billion and reduced our minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion.

•	Paid down $1.8 billion on the revolving credit facility during the year ended December 31, 2015, bringing the outstanding principal balance to $0.5 billion at December 31, 2015.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the third and fourth quarters of 2015, representing an annualized dividend rate of $0.55 per share.
Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of December 31, 2015, based on annualized rental income of $1.3 billion for the year ended December 31, 2015.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of December 31, 2015:

	2015	2014	2013
Portfolio Metrics
Properties owned	4,435	4,648	2,559
Rentable square feet (in millions)	99.6	103.1	43.8
Economic occupancy rate (1)	98.6%	99.3%	99.0%
Investment-grade tenants (2)	42.5%	46.9%	60.0%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including month-to-month) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Rating Services or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of and for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Economic Metrics
Weighted-average lease term (in years) (1)	10.6	11.8	9.4
Lease rollover (1)(2):
Annual average	3.8%	3.2%	5.2%
Maximum for a single year	4.5%	4.3%	9.3%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2015.

(2)	For the period beginning January 1, 2016 through December 31, 2020.
Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollars in thousands, except per share amounts).

	Year Ended December 31,
	2015	2014	2013
Financial Metrics
Real Estate Investment Segment
Revenues	$1,441,135	$1,375,699	$329,323
Operating income (loss)	$297,080	$(30,706)	$(333,744)
Net loss	$(136,095)	$(714,238)	$(507,815)
Funds from operations attributable to common stockholders and limited partners (“FFO”) (1)	$772,563	$445,810	$(293,493)
Adjusted funds from operations attributable to common stockholders and limited partners (“AFFO”) (1)	$769,201	$685,472	$200,829
AFFO per diluted share (1)	$0.83	$0.82	$0.87

	Year Ended December 31,
	2015	2014	2013
Cole Capital Segment
Revenues	$114,882	$203,558	$—
Operating loss	$(229,755)	$(339,872)	$—
Net loss	$(187,397)	$(296,674)	$—
FFO (1)	$(187,397)	$(296,674)	$—
AFFO (1)	$12,857	$65,242	$—
AFFO per diluted share (1)	$0.01	$0.08	$—

Consolidated
Revenues	$1,556,017	$1,579,257	$329,323
Operating income (loss)	$67,325	$(370,578)	$(333,744)
Net loss	$(323,492)	$(1,010,912)	$(507,815)
FFO (1)	$585,166	$149,136	$(293,493)
AFFO (1)	$782,058	$750,714	$200,829
AFFO per diluted share (1)	$0.84	$0.90	$0.87
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	December 31, 2015	December 31, 2014
REI segment	$16,966,729	$19,683,135
Cole Capital segment	439,137	744,001
Total	$17,405,866	$20,427,136
Property Financing
Our mortgage notes payable consisted of the following as of December 31, 2015, 2014 and 2013 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)	Weighted Average Maturity (2)
December 31, 2015	654	$3,039,882	5.08%	5.09
December 31, 2014	776	$3,689,795	4.88%	6.18
December 31, 2013	177	$1,258,661	3.42%	3.41
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates ranged from 3.10% to 10.68% at December 31, 2015, 2.75% to 7.20% at December 31, 2014 and 1.83% to 6.28% at December 31, 2013.

(2)	Weighted average remaining years until maturity as of December 31, 2015, 2014, and 2013, respectively.
In addition, we have financing which is not secured by interests in real property, which is described under “Liquidity and Capital Resources.”

Future Lease Expirations
The following is a summary of lease expirations for the next 10 years and beyond at the properties we owned as of December 31, 2015 (dollar amounts and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2016	152	3,562	3.6%	$31,277	2.5%
2017	241	4,726	4.7%	53,828	4.3%
2018	244	3,801	3.8%	42,830	3.4%
2019	187	3,355	3.4%	57,457	4.5%
2020	253	4,647	4.7%	53,235	4.2%
2021	164	10,989	11.0%	84,381	6.7%
2022	259	9,635	9.7%	82,317	6.5%
2023	230	6,527	6.6%	87,008	6.9%
2024	176	9,201	9.2%	107,272	8.5%
2025	273	4,487	4.5%	62,795	5.0%
Thereafter	1,501	37,265	37.4%	602,110	47.5%
Total	3,680	98,195	98.6%	$1,264,510	100.0%
_______________________________________________
(1) The Company has certain leases comprised of multiple properties.
Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (dollars in thousands):

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs 2014 Increase/(Decrease)	2014 vs 2013 Increase/(Decrease)
Revenues:
Rental income	$1,339,787	$1,271,574	$310,508	$68,213	$961,066
Direct financing lease income	2,720	3,603	2,244	(883)	1,359
Operating expense reimbursements	98,628	100,522	16,571	(1,894)	83,951
Cole Capital revenue:
Offering-related fees and reimbursements	24,410	87,109	—	(62,699)	87,109
Transaction service fees and reimbursements	30,109	64,956	—	(34,847)	64,956
Management fees and reimbursements	60,363	51,493	—	8,870	51,493
Total Cole Capital revenue	114,882	203,558	—	(88,676)	203,558
Total revenues	$1,556,017	$1,579,257	$329,323	$(23,240)	$1,249,934
Rental Income
2015 vs 2014 – The increase in rental income during the year ended December 31, 2015 was primarily due to the 1,107 properties acquired in 2014, including the consummation of the Cole Merger in the first quarter of 2014 and the acquisition of over 500 Red Lobster® restaurants in the third quarter of 2014, offset by the disposition of 228 properties in 2015 and 110 properties in 2014.
2014 vs 2013 – The increase in rental income during the year ended December 31, 2014 was primarily due to the net acquisition of 2,160 properties (which excludes properties that were accounted for as direct financing leases) largely through various mergers and portfolio acquisitions.

Cole Capital Revenue
Our acquisition of Cole Real Estate Investments, Inc. (the “Cole Merger”), as more fully described in “Note 3 – Mergers with Real Estate Businesses” to our consolidated financial statements, was consummated on February 7, 2014. Cole Capital’s results of operations are influenced by capital raised on behalf of the Managed REITs in offerings as well as the timing and extent of real estate asset acquisitions and assets under management, which are driven by the Managed REITs’ capital raised, cash flows provided by operations and available proceeds from debt financing.
As a result of the Audit Committee Investigation and the resulting Restatement, certain selling agreements with broker-dealers for the Managed REITs were suspended. Accordingly, our Cole Capital results of operations for the year ended December 31, 2015, as compared to the year ended December 31, 2014, reflect decreases in most revenue categories, as further discussed below. Certain selling agreements have been re-instated to date and we are in ongoing discussions with other broker-dealers that suspended their respective selling agreements. We expect to continue to secure the reinstatement of suspended selling agreements; however, there are no guarantees as to when these agreements will be reinstated, if at all.
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and distribution fees earned from selling securities in the Managed REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed for the years ended December 31, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2015	2014	Change
Offering-related fees	$19,232	$74,556	$(55,324)
Offering-related reimbursements	5,178	12,553	(7,375)
Less: reallowed fees and commissions	16,195	66,228	(50,033)
Offering-related fees and reimbursements, net of reallowed	$8,215	$20,881	$(12,666)
The net decrease in offering-related fees and reimbursements of $12.7 million for the year ended December 31, 2015 was a direct result of the decrease in capital raise related to the suspension of certain selling agreements, as discussed above. Additionally, the decrease was partly due to the closing of the offering of Cole Credit Property Trust IV, Inc. in the first quarter of 2014.
Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Managed REITs and other real estate programs. Transaction service fees were $27.9 million for the year ended December 31, 2015 as compared to $60.7 million during the same period in 2014. Transaction-related reimbursement revenues were $2.2 million for the year ended December 31, 2015, as compared to $4.3 million during the same period in 2014. The net decrease of $34.9 million for the year ended December 31, 2015 was primarily due to decreases in acquisition fee revenue as there were less funds raised by the Managed REITs’ offerings that could be deployed into real estate acquisitions on their behalf.
Management Fees and Reimbursements
Management fees and reimbursement revenue represent advisory, asset and property management fees for operating, leasing and managing the portfolios of the Managed REITs and other real estate programs. Management fees were $46.5 million for the year ended December 31, 2015 as compared to $42.7 million during the same period in 2014. Management reimbursement revenues were $13.8 million for the year ended December 31, 2015, as compared to $8.8 million during the same period in 2014. The overall net increase in fees and reimbursements of $8.8 million for the year ended December 31, 2015 primarily related to an increase in reimbursement revenue as the Company was no longer waiving certain expenses due from the Managed REITs in 2015, as well as an increase in advisory fees due to an increase in assets under management.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollars in thousands):

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs 2014 Increase/(Decrease)	2014 vs 2013 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$16,195	$66,228	$—	$(50,033)	$66,228
Acquisition related expenses	6,243	38,940	76,113	(32,697)	(37,173)
Merger and other non-routine transaction related expenses, net of insurance recoveries	33,628	199,616	210,543	(165,988)	(10,927)
Property operating expenses	130,855	137,741	23,629	(6,886)	114,112
Management fees to affiliates	—	13,888	17,462	(13,888)	(3,574)
General and administrative expenses	149,066	167,428	120,998	(18,362)	46,430
Depreciation and amortization expenses	847,611	916,003	210,976	(68,392)	705,027
Impairments	305,094	409,991	3,346	(104,897)	406,645
Total operating expenses	$1,488,692	$1,949,835	$663,067	$(461,143)	$1,286,768
Acquisition Related Expenses
2015 vs 2014 – Acquisition related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company acquired interests in 16 commercial properties, including nine land parcels for build-to-suit development, for an aggregate purchase price of $36.3 million during the year ended December 31, 2015 as compared with the acquisition of 1,107 properties including 31 land parcels, for an aggregate purchase price of $3.8 billion during the year ended December 31, 2014. The decrease in acquisition related expenses during the year ended December 31, 2015 was primarily due to a significant decrease in acquisition activity as compared to the same period in 2014.
2014 vs 2013 – The decrease in acquisition related expenses was primarily related to the acquisitions of American Realty Capital Trust III, Inc. on February 28, 2013 (the “ARCT III Merger”) and American Realty Capital Trust IV, Inc. on January 3, 2014 (the “ARCT IV Merger”), as well as the transition to self-management on January 8, 2014. Prior to those events, the Company incurred acquisition fees and additionally reimbursed certain expenses to an affiliate of the Former Manager totaling $37.6 million for the year ended December 31, 2013, compared to $1.7 million for the year ended December 31, 2014.
Merger and Other Non-routine Transaction Related Expenses, Net of Insurance Recoveries
2015 vs 2014 – The decrease in merger and other non-routine transaction related expenses was primarily related to incurring costs relating to the Cole Merger and the ARCT IV Merger, including a $78.2 million subordinated distribution fee to an affiliate of the Former Manager upon the consummation of the ARCT IV Merger that was settled with 6.7 million OP Units to the affiliate of the Former Manager during the year ended December 31, 2014. No such fees were incurred for any mergers during the year ended December 31, 2015. However, the Company incurred $44.2 million of expenses in connection with the Audit Committee Investigation and related litigation and investigations during the year ended December 31, 2015. These expenses were offset by $11.4 million of insurance proceeds, $10.5 of which related to expenses for litigation arising from the results of the Audit Committee Investigation.
2014 vs 2013 – The decrease in merger and other non-routine transaction related expenses was primarily related to a decrease in the subordinated distribution fee incurred in connection with the ARCT IV Merger in 2014 of $78.2 million, compared to the subordinated distribution fee incurred in connection with the ARCT III Merger in 2013 of $98.4 million. In addition to such fees, the Company also incurred costs such as strategic advisory services, transfer taxes and legal fees relating to the various mergers in both 2014 and 2013.

Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollars in thousands):

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs 2014 Increase/(Decrease)	2014 vs 2013 Increase/(Decrease)
Property operating expenses	$130,855	$137,741	$23,629	$(6,886)	$114,112
Operating expense reimbursements	98,628	100,522	16,571	(1,894)	83,951
Property operating expenses, net of operating expense reimbursements	$32,227	$37,219	$7,058	$(4,992)	$30,161
2015 vs 2014 – Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. Property operating expenses were $130.9 million for the year ended December 31, 2015 as compared to $137.7 million during the same period in 2014. Operating expense reimbursements were $98.6 million for the year ended December 31, 2015 as compared to $100.5 million during the same period in 2014. The net decrease of $4.9 million for the year ended December 31, 2015 was driven primarily by the disposal of our portfolio of anchored shopping centers, which generally have higher non-reimbursable operating expenses, during the fourth quarter of 2014, as well as the disposition of 228 properties in 2015.
2014 vs 2013 – Property operating expenses were $137.7 million for the year ended December 31, 2014 as compared to $23.6 million during the same period in 2013. Operating expense reimbursements were $100.5 million for the year ended December 31, 2014 as compared to $16.6 million during the same period in 2013. The net increase of $30.2 million was driven by the acquisition of significant rental income-producing properties subsequent to December 31, 2013.
Management Fees to Affiliates
2015 vs 2014 – There were no management fees to affiliates incurred during the year ended December 31, 2015 as discussed in “Note 18 – Related Party Transactions and Arrangements” to our consolidated financial statements, as we completed our transition to self-management on January 8, 2014. During the year ended December 31, 2014, we incurred fees of $13.9 million related to asset management services.
2014 vs 2013 – The Company incurred $11.7 million related to asset management services and $5.0 million of base management fees as well as $0.8 million in property management fees in 2013, totaling $17.5 million. The decrease of $3.6 million as compared to 2014 was primarily a result of the Company’s termination of the management agreement with the Former Manager, which eliminated such management fees during the year ended December 31, 2014.
General and Administrative Expenses
2015 vs 2014 – The decrease in general and administrative expense during the year ended December 31, 2015 was primarily related to a decrease in equity-based compensation of $18.8 million, from $33.3 million for the year ended December 31, 2014 to $14.5 million for the the year ended December 31, 2015, largely as a result of the forfeiture of certain awards in connection with the departure of certain officers and directors in the fourth quarter of 2014. The overall decrease in compensation and benefits is also due to the Company’s headcount reduction as compared to the same period in 2014, partially offset by the increase in severance to former employees.
2014 vs 2013 – The increase in general and administrative expense during the year ended December 31, 2014 was primarily due to the Company’s transition to self-management in January 2014 and the Cole Merger in February 2014, which significantly increased the number of employees. The additional employees and the assumption of the lease for the Company’s offices in Phoenix, Arizona resulted in an increase to compensation and related costs of $71.7 million and increased office costs such as rent and insurance of $25.3 million from 2013 to 2014. These increases were partially offset by a decrease in equity-based compensation of $66.9 million, primarily due to the Company recording $92.3 million of expenses in 2013 relating to the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”).

Depreciation and Amortization Expenses
2015 vs 2014 – The decrease in depreciation and amortization expense during the year ended December 31, 2015 was primarily related to a decrease in the amortization of the management and advisory contracts (the “Management Contracts”) with the Managed REITs of $42.6 million due to an impairment of $86.4 million recorded in the fourth quarter of 2014. Additionally, real estate depreciation and amortization expense decreased $27.0 million, primarily due to dispositions of 228 properties in 2015 and 110 properties in 2014. The Company also recorded $100.5 million of impairment charges on real estate investments from continuing operations during the year ended December 31, 2014, of which impairment charges totaling $96.7 million arose during the fourth quarter of 2014.
2014 vs 2013 – The increase in depreciation and amortization expense during the year ended December 31, 2014 was primarily related to the acquisition of 1,107 properties, as discussed above, resulting in an increase to real estate depreciation and amortization expense of $633.6 million as well amortization expense of $68.5 million recorded relating to Management Contracts that were acquired as part of the Cole Merger.
Impairments
2015 vs 2014 – The decrease in impairments during the year ended December 31, 2015 was primarily due to a decrease in the impairment of goodwill in the Cole Capital segment of $83.4 million from 2014 to 2015. The Company recorded an impairment of $223.0 million of goodwill in 2014, compared to an impairment of $139.7 million in 2015 as discussed in “Note 10 – Fair Value Measures” to our consolidated financial statements. There was also a decrease in the impairment of real estate assets of $8.7 million from an impairment of $100.5 million during the year ended December 31, 2014, as compared to an impairment of $91.8 million in 2015.
2014 vs 2013 – The increase in impairments during the year ended December 31, 2014 primarily related to the impairment of goodwill of $223.0 million and impairment of intangible assets of $86.4 million, both in the Cole Capital segment. Additionally, impairments of real estate assets increased $97.2 million to $100.5 million for the year ended December 31, 2014 as compared to $3.3 million during the same period in 2013.
Other (expense) income and tax benefit (provision)
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollars in thousands):

	2015	2014	2013	2015 vs 2014 Increase/(Decrease)	2014 vs 2013 Increase/(Decrease)
Other (expense) income and tax benefit (provision):
Interest expense	$(358,392)	$(452,648)	$(105,548)	$(94,256)	$347,100
Gain (loss) on extinguishment and forgiveness of debt, net	$4,812	$(21,869)	$—	$26,681	$(21,869)
Other income, net	$8,737	$82,163	$3,824	$(73,426)	$78,339
Reserve for loan loss	$(15,300)	$—	$—	$(15,300)	$—
Gain on disposition of interest in joint venture	$6,729	$—	$—	$6,729	$—
Loss on derivative instruments, net	$(1,460)	$(10,570)	$(67,946)	$(9,110)	$(57,376)
Gain (loss) on investment securities	$65	$6,357	$(2,206)	$(6,292)	$8,563
Loss on disposition of real estate, net	$(72,311)	$(277,031)	$—	$(204,720)	$277,031
Benefit from (provision for) income taxes	$36,303	$33,264	$(2,195)	$3,039	$35,459

Interest Expense
2015 vs 2014 – The decrease in interest expense during the year ended December 31, 2015 was primarily a result of a decrease in amortization expense in relation to a 2014 cumulative adjustment of amortization for premium on a loan in default of $16.7 million. The decrease also related to the decrease in total outstanding debt balance from $10.4 billion as of December 31, 2014 to $8.1 billion as of December 31, 2015, largely due to paying down $1.8 billion on the revolving credit facility as well as the prepayment of mortgage notes payable and assumption of debt by the buyer in property dispositions as discussed in “Note 11 – Debt” to our consolidated financial statements. These decreases were partially offset by an increase of $6.9 million in interest expense on bonds that were issued in February 2014.

2014 vs 2013 – The increase in interest expense during the year ended December 31, 2014 was due to an increase in the total outstanding debt balance to $10.4 billion in 2014 compared to $4.3 billion in 2013. The increase in debt was primarily due to the assumption of mortgage notes in connection with the various mergers and portfolio acquisitions, the issuance of the corporate bonds and the increased draws on the credit facilities. Additionally, during the year ended December 31, 2014, we recorded $32.6 million in interest expense as a result of the amortization of deferred financing costs associated with the termination of the available commitments from Barclays Bank PLC and other committed parties for up to $2.1 billion in senior secured term loans (the “Barclays Facility”).
Gain (Loss) on Extinguishment and Forgiveness of Debt, Net
2015 vs 2014 – A gain on extinguishment and forgiveness of debt, net of $4.8 million was recorded for the year ended December 31, 2015, which primarily related to the foreclosure of the Company’s property in Bethseda, Maryland. During the year ended December 31, 2015, the Company also repaid an aggregate of $548.9 million of mortgage notes payable prior to maturity or assumed by the buyer in a property disposition as compared to $1.6 billion repaid prior to maturity in 2014. In connection with the extinguishments, we paid prepayment fees totaling $102,000 and $35.9 million for the years ended December 31, 2015 and 2014, respectively, which are also included in gain (loss) on extinguishment and forgiveness of debt, net in the consolidated financial statements.
2014 vs 2013 – A loss on extinguishment and forgiveness of debt of $21.9 million was recorded for the year ended December 31, 2014, which comprised of $35.9 million of prepayment fees related to the defeasance of mortgage notes payable and other corporate debt, partially offset by the write-off of $24.9 million of net premiums associated with the debt. There was no loss on extinguishment of debt recorded for the year ended December 31, 2013.
Other Income, Net
2015 vs 2014 – The decrease in other income, net during the year ended December 31, 2015 was primarily a result of a litigation settlement with RCS Capital Corporation in 2014, from which the Company received $60.0 million in connection with the unconsummated sale of Cole Capital as discussed in “Note 18 – Related Party Transactions and Arrangements” to our consolidated financial statements. The decrease also related to the decrease in interest income from investment securities, largely resulting from the sale of 15 CMBS for $158.0 million during the third quarter of 2014, as well as a decrease in interest income from mortgage notes receivable, two of which were repaid in the fourth quarter of 2014.
2014 vs 2013 – The increase in other income, net during the year ended December 31, 2014 was primarily a result of the Company recording $60.0 million received as part of the settlement agreement with RCS Capital Corporation, as discussed above. In addition, during the year ended December 31, 2014, the Company also recorded $15.9 million in interest income related to loans held for investment and CMBS, most of which were acquired in the Cole Merger.
Reserve for Loan Loss
The reserve for loan loss of $15.3 million for the year ended December 31, 2015 relates to an unsecured note from RCS Capital Corporation in connection with the unconsummated sale of Cole Capital, as discussed in “Note 18 – Related Party Transactions and Arrangements” to the consolidated financial statements. During the three months ended December 31, 2015, the Company assessed the collectability of the note and determined it was unlikely to be repaid and recorded the reserve equal to the carrying value of the note.
Gain on Disposition of Interest in Joint Venture
Gain on disposition of interest in joint venture was $6.7 million for the year ended December 31, 2015 due to the disposition of the Company’s interest in one consolidated joint venture, as discussed in “Note 6 – Real Estate Investments” to our consolidated financial statements. There was no gain on sale of joint venture recorded during the same periods in 2014 or 2013.
Loss on Derivative Instruments, Net
2015 vs 2014 – Loss on derivative instruments, net related to the ineffective portion of changes in fair value of cash flow hedges. The decrease in loss on derivative instruments, net for the year ended December 31, 2015 primarily related to the fact that we recorded a loss of $18.8 million for the year ended December 31, 2014 relating to the Series D embedded derivative, which was settled in connection with the redemption of the Series D Preferred Stock in the third quarter of 2014.
2014 vs 2013 – The decrease in loss on derivative instruments, net for the year ended December 31, 2014 as compared to the same period in 2013 was primarily related to a loss of $18.8 million recorded on the Series D embedded derivative, which was settled in connection with the redemption of the Series D Preferred Stock in 2014. We recorded a loss on derivative instruments of $67.9 million during the year ended December 31, 2013, that resulted from marking our derivate instruments to fair value.

Gain (Loss) on Investment Securities
2015 vs 2014 – There was a $65,000 gain on the sale of investment securities for the year ended December 31, 2015 compared to a gain of $6.4 million recorded in connection with the sale of the 15 CMBS we had acquired in the Cole Merger in 2014.
2014 vs 2013 – The gain on investment securities for the year ended December 31, 2014 related to a gain of $6.2 million recorded in connection with the sale of the 15 CMBS we had acquired in the Cole Merger. The loss for the year ended December 31, 2013 primarily related to a $2.3 million loss on the sale of investments in Series F Preferred Stock, Senior Notes and common stock, all of which were purchased in 2013 and sold as of December 31, 2013, partially offset by a $0.5 million gain on sale of investments in redeemable preferred stock, all of which were purchased in 2012 and sold as of December 31, 2013.
Loss on Disposition of Real Estate, Net
2015 vs 2014 – The loss on disposition of real estate and held for sale assets, net was $72.3 million for the year ended December 31, 2015, which was primarily a result of the disposal of 228 properties and one property owned by a consolidated joint venture. The disposals include a portfolio of 109 Red Lobster® restaurants for an aggregate gross sales price of $425.2 million and 68 CVS properties for an aggregate gross sales price of $318.3 million as well as various other properties for a combined gain on sale of $22.6 million, offset by $98.8 million of goodwill allocated in the cost basis of such properties. The loss was also related to the classification of 17 properties as held for sale as of December 31, 2015, resulting in a loss of $3.2 million being recorded to reduce the properties down to their fair value less cost to sell.
2014 vs 2013 – The loss on disposition of real estate and held for sale assets, net for the year ended December 31, 2014 was $277.0 million, which largely consisted of loss on sale of real estate assets of $262.0 million, which included the write-off of $195.5 million of goodwill allocated to the cost basis of the Multi-tenant Portfolio. In addition, the aggregate loss for the year ended December 31, 2014 was also comprised of losses incurred in connection with the disposition of 45 single-tenant properties and 65 multi-tenant properties as well as two properties which were classified as held for sale. There was no loss on disposition of real estate and held for sale assets, net recorded for the year ended December 31, 2013.
Benefit from (Provision for) Income Taxes
2015 vs 2014 – The benefit from income taxes of $36.3 million for the year ended December 31, 2015 reflected an increase of $3.0 million from a benefit from income taxes of $33.3 million during the same period in 2014. The increased benefit primarily related to a decrease in income taxes within the REI segment.
2014 vs 2013 – The operations of Cole Capital commenced in 2014 upon consummation of the Cole Merger. As such, the provision for income taxes of $2.2 million for the year ended December 31, 2013 reflect only those within the REI segment. For the year ended December 31, 2014, the Company recorded a benefit of $33.3 million, primarily due to the loss before taxes of Cole Capital.

Non-GAAP Measures
Our results are presented in accordance with U.S. GAAP. We also disclose certain non-GAAP measures, as discussed further below. Management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. These non-GAAP financial measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP.
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
NAREIT defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets and impairment write-downs on real estate including the pro rata share of adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition related costs, merger and other non-routine transactions costs, gains or losses on sale of investments, insurance and litigation settlements and recoveries and extinguishment of debt cost. We also exclude certain non-cash items such as impairments of intangibles, straight-line rental revenue, unrealized gains or losses on derivatives, reserves for loan loss, gain (loss) on the extinguishment of forgiveness of debt, non-current portion of the tax benefit (expense), equity-based compensation and amortization of intangibles, deferred financing costs, above-market lease assets and below-market lease liabilities. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and AFFO, in addition to net income (loss) and cash flows from operating activities, as defined by U.S. GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of the Company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
AFFO may provide investors with a view of our future performance. However, because AFFO excludes items that are an important component in an analysis of the historical performance of a property, AFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions used to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.

The table below presents FFO and AFFO for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data).

	Year Ended December 31,
Consolidated	2015	2014	2013
Net loss	$(323,492)	$(1,010,912)	$(507,815)
Dividends on non-convertible preferred stock	(71,892)	(71,094)	—
Loss on real estate assets and interest in joint venture, net	65,582	277,031	—
Depreciation and amortization of real estate assets	817,469	844,527	210,976
Impairment of real estate	91,755	100,547	3,346
Proportionate share of adjustments for unconsolidated entities	5,744	9,037	—
FFO attributable to common stockholders and limited partners	585,166	149,136	(293,493)
Acquisition related	6,243	38,940	76,113
Merger and other non-routine transactions, net of insurance recoveries	33,628	199,616	210,543
Impairment of intangible assets	213,339	309,444	—
Reserve for loan loss	15,300	—	—
Legal settlements	(1,250)	(63,206)	—
(Gain) loss on investment securities	(65)	(6,357)	2,206
Loss on derivative instruments, net	1,460	10,570	67,946
Interest on convertible obligation to preferred investors	—	—	10,802
Settlement of convertible obligations to preferred investors	—	—	13,749
Amortization of premiums and discounts on debt and investments, net	(19,183)	(6,449)	(1,677)
Amortization of below-market lease liabilities, net of above-market lease assets	4,522	5,900	(178)
Net direct financing lease adjustments	2,037	1,595	496
Amortization and write-off of deferred financing costs	33,998	91,922	29,161
Amortization of management contracts	25,903	68,537	—
Deferred tax benefit (1)	(52,242)	(33,324)	—
Gain (loss) on extinguishment and forgiveness of debt, net	(4,812)	21,869	—
Straight-line rent	(82,398)	(75,171)	(15,272)
Equity-based compensation, net of forfeitures	14,500	31,825	100,261
Other amortization and non-cash charges	3,840	2,727	172
Proportionate share of adjustments for unconsolidated entities	2,072	3,140	—
AFFO attributable to common stockholders and limited partners	$782,058	$750,714	$200,829

Weighted-average shares of common stock outstanding - basic	903,360,763	793,150,098	205,341,431
Effect of dilutive securities (2)	26,013,303	44,502,144	25,223,423
Weighted-average shares of common stock outstanding - diluted (3)	929,374,066	837,652,242	230,564,854
AFFO attributable to common stockholders and limited partners per diluted share	$0.84	$0.90	$0.87
____________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit as an impact to AFFO.

(2)	Dilutive securities include OP Units, unvested restricted shares of common stock, certain unvested restricted stock units and convertible preferred stock, as applicable.

(3)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the strike price of each convertible debt instrument is greater than the price of the General Partner’s common stock as of the end of each reporting period presented. In addition, for the year ended December 31, 2015, 1.4 million shares underlying restricted stock units that are contingently issuable have been excluded based on the Company’s level of achievement of certain performance targets through December 31, 2015.

The table below presents FFO and AFFO for the REI segment for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data).

	Year Ended December 31,
REI segment:	2015	2014	2013
Net loss	$(136,095)	$(714,238)	$(507,815)
Dividends on non-convertible preferred stock	(71,892)	(71,094)	—
Loss on real estate assets and interest in joint venture, net	65,582	277,031	—
Depreciation and amortization of real estate assets	817,469	844,527	210,976
Impairment of real estate	91,755	100,547	3,346
Proportionate share of adjustments for unconsolidated entities	5,744	9,037	—
FFO attributable to common stockholders and limited partners	772,563	445,810	(293,493)

Acquisition related	5,649	35,578	76,113
Merger and other non-routine transactions, net of insurance recoveries	33,628	197,647	210,543
Reserve for loan loss	15,300	—	—
Legal settlements	(1,250)	(63,206)	—
Unrealized gain on investment securities	(65)	(6,357)	2,206
Loss on derivative instruments, net	1,460	10,570	67,946
Interest on convertible obligation to preferred investors	—	—	10,802
Settlement of convertible obligations to preferred investors	—	—	13,749
Amortization of premiums and discounts on debt and investments, net	(19,183)	(6,449)	(1,677)
Amortization of below-market lease liabilities, net of amortization of above-market lease assets	4,522	5,900	(178)
Net direct financing lease adjustments	2,037	1,595	496
Amortization and write-off of deferred financing costs	33,998	91,922	29,161
Extinguishment of debt and forgiveness of debt, net	(4,812)	21,869	—
Straight-line rent	(82,398)	(75,171)	(15,272)
Equity-based compensation, net of forfeitures	5,672	22,304	100,261
Other amortization and non-cash charges	8	320	172
Proportionate share of adjustments for unconsolidated entities	2,072	3,140	—
AFFO attributable to common stockholders and limited partners	$769,201	$685,472	$200,829

Weighted-average shares of common stock outstanding - basic	903,360,763	793,150,098	205,341,431
Effect of dilutive securities (1)	26,013,303	44,502,144	25,223,423
Weighted-average shares of common stock outstanding - diluted (2)	929,374,066	837,652,242	230,564,854

AFFO attributable to common stockholders and limited partners per diluted share	$0.83	$0.82	$0.87
____________________________________

(1)	Dilutive securities include OP Units, unvested restricted shares of common stock, certain unvested restricted stock units and convertible preferred stock, as applicable.

(2)
Weighted-average shares for periods presented exclude the effect of the convertible debt as the strike price of each convertible debt instrument is greater than the price of the General Partner’s common stock as of the end of each reporting period presented. In addition, for the year ended December 31, 2015, 1.4 million shares underlying restricted stock units that are contingently issuable have been excluded based on the Company’s level of achievement of certain performance targets through December 31, 2015.

The table below presents FFO and AFFO for the Cole Capital segment for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share data).

	Year Ended December 31,
Cole Capital segment:	2015	2014	2013
Net loss	$(187,397)	$(296,674)	$—
FFO attributable to common stockholders and limited partners	(187,397)	(296,674)	—

Acquisition related	594	3,362	—
Merger and other non-routine transactions, net of insurance recoveries	—	1,969	—
Impairment of intangible assets	213,339	309,444	—
Amortization of Management Contracts	25,903	68,537	—
Deferred tax benefit (1)	(52,242)	(33,324)	—
Equity-based compensation, net of forfeitures	8,828	9,521	—
Other amortization and non-cash charges	3,832	2,407	—
AFFO attributable to common stockholders and limited partners	$12,857	$65,242	$—

Weighted-average shares of common stock outstanding - basic	903,360,763	793,150,098	205,341,431
Effect of dilutive securities (2)	26,013,303	44,502,144	25,223,423
Weighted-average shares of common stock outstanding - diluted (3)	929,374,066	837,652,242	230,564,854

AFFO attributable to common stockholders and limited partners per diluted share	$0.01	$0.08	$—
_________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit or provision as an impact to AFFO.

(2)
Dilutive securities include limited partnership interests in the Operating Partnership, unvested restricted shares of common stock, certain unvested restricted stock units and convertible preferred stock, as applicable.

(3)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the strike price of each convertible debt instrument is greater than the price of the Company’s common stock as of the end of each reporting period presented. In addition, for the three months ended December 31, 2015, 1.4 million of shares underlying restricted stock units that are contingently issuable have been excluded based on the Company’s level of achievement of certain performance targets through December 31, 2015.

Liquidity and Capital Resources
In the normal course of business, our principal demands for funds will be for the reduction of the outstanding balance of our Credit Facility and the payment of operating expenses, including legal expenses, distributions to our investors, and for the payment of principal and interest on our other outstanding indebtedness. We expect that our cash needs will be provided by proceeds from dispositions and cash flow from operations. If we are unable to satisfy our operating costs with our cash flow from operations, we may use borrowings on our line of credit to cover such obligations, as necessary.
As of December 31, 2015, we had $69.1 million of cash and cash equivalents.
Sources of Funds
Capital Markets
A primary source of liquidity for the Company has been the debt and equity capital markets, as discussed in “Note 16 – Equity” to our consolidated financial statements. However, our access to capital and terms of future financings have been adversely affected by our credit rating downgrade and loss of eligibility to register the offer and sale of our securities on a registration statement on Form S-3. Our ability to take advantage of future capital raise opportunities will depend on us continuing to timely file our periodic reports required with the SEC.
Credit Facility
Availability of Funds
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo, National Association, as administrative agent, and the other lenders party thereto.

The Credit Facility allows for maximum borrowings of $3.3 billion, consisting of a $1.0 billion term loan facility and a $2.3 billion revolving credit facility. The Credit Facility includes an accordion feature, which, if exercised in full, allows the Company to increase the aggregate commitments under the Credit Facility to $4.7 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. As of December 31, 2015, a maximum of $1.8 billion was available to the Operating Partnership for future borrowings, subject to borrowing availability.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the year ended December 31, 2015, we disposed of 228 properties, including two properties owned by consolidated joint ventures, and one property owned by a consolidated joint venture, whose only assets consisted of investments in three unconsolidated joint ventures, for aggregate sales price of $1.5 billion, of which our share was $1.4 billion based on its ownership interest in the respective consolidated joint ventures, resulting in consolidated proceeds of $1.0 billion after disposition fees and debt assumptions. As of December 31, 2015, we also had 17 properties classified as held for sale, for which we recorded a loss of $3.2 million. We expect to continue to explore opportunities to sell additional properties as we pay off outstanding debt and reduce our borrowings under the Credit Facility, which will reduce our overall leverage and provide us further financial flexibility.
Principal Use of Funds
During the next 12 months, we expect that our cash requirements will include paying distributions to our stockholders, making scheduled interest payments on our Senior Notes, Convertible Notes (defined below), mortgage notes payable and other debt (as more fully described below) and our Credit Facility, paying legal expenses, as well as other normal recurring operating expenses.
Credit Facility
Summary and Obligations
As of December 31, 2015, our outstanding balance under the Credit Facility was $1.5 billion, following our repayment of amounts under the revolving portion of the Credit Facility during the year ended December 31, 2015 of $1.8 billion, of which $0.5 billion bore a floating interest rate of 2.04% at December 31, 2015. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our credit rating, the interest rate on this portion was 3.29% at December 31, 2015.
Th revolving credit facility generally bears interest at an annual rate of London Inter-Bank Offer Rate (“LIBOR”) plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon our then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon our then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.

Credit Facility Covenants
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of certain financial covenants. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement include maintaining the following:

Unsecured Credit Facility Key Covenants	Required
Minimum tangible net worth	≥ $5.5 B
Ratio of total indebtedness to total asset value	≤ 60%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x
Ratio of secured indebtedness to total asset value	≤ 45%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 1.75x
Minimum unencumbered asset value	≥ $8.0 B
For the purposes of determining unencumbered asset value, the Company is permitted to include restaurant properties representing more than 30% of its unencumbered asset value in such calculation such that: (i) from July 1, 2015 to June 29, 2016, up to 40% of the unencumbered asset value may be comprised of restaurant properties; and (ii) from June 30, 2016 to December 30, 2016, up to 35% of the unencumbered asset value may be comprised of restaurant properties. From December 31, 2016, the maximum percentage of unencumbered asset value attributable to restaurant properties will be reduced back down to 30%.
The Company believes that it was in compliance with the Credit Agreement and is not restricted from accessing any borrowings under the Credit Facility as of December 31, 2015.
Corporate Bonds
Summary and Obligations
On February 6, 2014, the Operating Partnership issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes” and, together with the 2017 Notes and the 2019 Notes, the “Senior Notes”). The Senior Notes are guaranteed by the General Partner.
Bond Covenants
The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the covenants or interest rates of our Senior Notes during the year ended December 31, 2015. As of December 31, 2015, the Company believes that it was in compliance with these covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
On July 29, 2013, the Company issued $300.0 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million aggregate principal amount of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes through a reopening of the indenture governing the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes and together with the 2018 Convertible Notes, the “Convertible Notes”). The 2018 Convertible Notes have a weighted average interest rate of 3.00%, a conversion rate of 60.5997 and mature on

August 1, 2018 and the 2020 Convertible Notes have a weighted average interest rate of 3.75%, a conversion rate of 66.7249 and mature on December 15, 2020. The Convertible Notes are convertible into cash or shares of the Company’s common stock at the Company’s option. There were no changes to the terms of our Convertible Notes during the year ended December 31, 2015.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of December 31, 2015, we had non-recourse mortgage indebtedness of $3.0 billion, which was collateralized by 654 properties, reflecting a decrease from December 31, 2014 of $649.9 million derived primarily from our disposition activity during the period from January 1, 2015 to December 31, 2015. Our mortgage indebtedness bore interest at the weighted-average rate of 5.08% per annum and had a weighted-average maturity of 5.1 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements require that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan-to-value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of December 31, 2015, the Company believes that it was in compliance with the debt covenants under its respective loan agreements, except for a loan in default with a principal balance of $38.1 million that is described below.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, with a principal balance of $38.1 million as of December 31, 2015, due to the Company’s failure to pay a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is engaged with the servicer to complete foreclosure proceedings. The default on the loan did not result in a cross default on our other indebtedness.
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2015, the Company believes that it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default as described above and in “Note 11 – Debt” to our consolidated financial statements.
Other Debt
Availability of Funds
As of December 31, 2015, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $33.5 million and remaining unamortized premium of $0.3 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to December 31, 2015 are $12.5 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Dividends
On December 23, 2014 and in connection with amendments to the Credit Agreement, the Company agreed to suspend the payment of dividends on its common stock until we complied with certain periodic financial reporting and related requirements set forth in such amendments. On March 30, 2015, the Company satisfied these periodic financial reporting and related requirements. On August 5, 2015, the Board of Directors authorized, and the Company declared, a quarterly dividend of $0.1375 per share of common stock for each of the third and fourth quarters of 2015 (representing an annualized dividend rate of $0.55 per share), which was paid on October 15, 2015 and January 15, 2016 to holders of record as of September 30, 2015 and December 31, 2015, respectively.
Our Series F Preferred Stock, as discussed in “Note 16 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of December 31, 2015, there were approximately 42.8 million shares of Series F Preferred Stock(and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$3,073,345	$228,522	$644,455	$570,587	$1,629,781
Interest payments - mortgage notes and other debt (1) (2)	742,100	149,078	236,718	193,082	163,222
Principal payments - Credit Facility	1,460,000	—	1,460,000	—	—
Interest payments - Credit Facility (1) (2)	112,946	44,363	68,583	—	—
Principal payments - corporate bonds	2,550,000	—	1,300,000	750,000	500,000
Interest payments - corporate bonds	284,452	71,500	93,528	48,188	71,236
Principal payments - convertible debt	1,000,000	—	597,500	402,500	—
Interest payments - convertible debt	121,105	33,019	58,569	29,517	—
Operating and ground lease commitments	356,913	23,630	43,020	39,651	250,612
Build-to-suit commitments	3,660	3,660	—	—	—
Total	$9,704,521	$553,772	$4,502,373	$2,033,525	$2,614,851
____________________________________

(1)
As of December 31, 2015, we had $248.1 million of variable rate mortgage notes and $1.0 billion of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $0.5 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis for the year ended December 31, 2015
Operating Activities – The level of cash flows provided by operating activities is affected by acquisition and transaction costs, the timing of interest payments, as well as the receipt of scheduled rent payments. During the year ended December 31, 2015, net cash provided by operating activities increased $364.1 million to $867.0 million from $502.9 million. The increase was primarily due to an increase in revenue, excluding non-cash adjustments, of $59.2 million, a decrease in merger and other transaction expenses of $87.7 million, a decrease in prepayment fees and penalties relating to debt repayment of $35.9 million and a decrease in the net change in assets and liabilities of $206.4 million.
Investing Activities – Net cash provided by investing activities for the year ended December 31, 2015 increased $3.5 billion to $932.6 million from net cash used in investing activities in 2014 of $2.6 billion. The increase in cash flow primarily related to a decrease in cash paid for real estate assets of $3.5 billion and a decrease in cash paid for real estate businesses of $756.2 million, both as a result of a decrease in acquisition activity as compared to the same period in the prior year. The increase was partially offset by a decrease in cash proceeds from the disposition of real estate assets of $589.7 million, driven primarily by the sale of the multi-tenant portfolio in 2014.
Financing Activities – Net cash used in financing activities increased $4.5 billion to $2.1 billion during the year ended December 31, 2015 from net cash provided by financing activities of $2.4 billion. The increase was primarily related to a decrease in proceeds from the issuance of corporate bonds of $2.5 billion and an increase in net payments on the Credit Facility of $1.6 billion, combined with a decrease in the proceeds from the issuance of common stock, net of offering costs, of $1.6 billion, all of which related to the fact that the Company raised more capital to fund large acquisitions in the prior period. The increase was partially offset by a decrease in distributions paid of $714.9 million.
Cash Flows for the year ended December 31, 2014
Operating Activities – During the year ended December 31, 2014, net cash provided by operating activities was $502.9 million. Cash flows provided by operating activities during the year ended December 31, 2014 were mainly due to adjusted net income of $806.6 million (net loss of $1.0 billion adjusted for non-cash items including the issuance of OP Units, depreciation and amortization, gain on sale of properties, equity-based compensation, gain on derivative instruments and gain on the early extinguishment of debt totaling $1.8 billion, in the aggregate), offset by a decrease in accounts payable and accrued expenses of $16.3 million, a decrease in prepaid and other assets of $97.1 million and a decrease in deferred rent, derivative and other liabilities of $99.9 million.
Investing Activities – Net cash used in investing activities for the year ended December 31, 2014 was $2.6 billion, primarily related to the total cash consideration of $756.2 million for the ARCT IV Merger, Cole Merger and the merger of CCPT with and into a direct subsidiary of the General Partner (the “CCPT Merger”) and $3.5 billion in the acquisition of 1,107 properties. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $1.6 billion, combined with the proceeds from the sale of investment securities of $159.8 million.

Financing Activities – Net cash provided by financing activities was $2.4 billion during the year ended December 31, 2014 related to proceeds from the issuance of corporate bonds of $2.5 billion, proceeds from mortgage notes payable of $1.0 billion and proceeds from the issuance of common stock of $1.6 billion. These inflows were partially offset by payments on mortgage notes payable of $1.1 billion, total distributions paid of $920.3 million and $116.4 million of deferred financing cost payments.
Cash Flows for the year ended December 31, 2013
Operating Activities – During the year ended December 31, 2013, net cash used in operating activities was $11.9 million. Cash flows used in operating activities during the year ended December 31, 2013 were mainly due to an adjusted net loss of $57.7 million (net loss of $507.8 million adjusted for non-cash items, including the issuance of OP Units, depreciation and amortization, amortization of deferred financing costs, equity-based compensation, loss on held for sale properties, loss on derivative instruments and gain on sale on investments of $450.2 million, in the aggregate), and a decrease in deferred costs and other assets of $19.9 million, offset by an increase in amounts due to affiliates of $43.8 million and an increase in accounts payable and accrued expenses of $20.8 million.
Investing Activities – Net cash used in investing activities for the year ended December 31, 2013 was $4.5 billion, primarily related to the acquisition of 1,739 properties with an aggregate purchase price of $3.5 billion, the total cash consideration of $878.9 million for acquisitions, the purchase of investment securities of $81.6 million, and the investment in direct financing leases of $68.6 million, partially offset by the proceeds from the sale of investment securities of $119.5 million.
Financing Activities – Net cash provided by financing activities of $4.3 billion during the year ended December 31, 2013 related to proceeds net of offering-related costs from the issuance of common stock of $2.0 billion, proceeds net of repayments from our credit facilities of $1.7 billion, $967.8 million of proceeds from the issuance of convertible debt, $288.0 million of proceeds from the issuance of Series D Preferred Stock and $30.9 million of contributions from non-controlling interest holders. These inflows were partially offset by common stock repurchases of $359.2 million, $101.2 million of deferred financing cost payments and total distributions paid of $243.1 million.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2015.
The Operating Partnership is classified as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not a taxable entity for U.S. federal income tax purposes. Instead, each partner in the Operating Partnership is required to take into account its allocable share of the Operating Partnership’s income, gains, losses, deductions and credits for each taxable year. However, the Operating Partnership may be subject to certain state and local taxes on its income and property. Under the LPA, the Operating Partnership is required to conduct business in such a manner as to permit the General partner at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital segment through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. However, net leases that require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, may reduce our exposure to increases in costs and operating expenses resulting from inflation.

Related Party Transactions and Agreements
In the past, we entered into certain agreements and paid certain fees or reimbursements to the Former Manager and its affiliates. As of December 31, 2014, as a result of the departure of certain executive officers (one of whom was a director) in the fourth quarter of 2014, the Former Manager and its affiliates were no longer affiliated with us. Accordingly, there have been no related party transactions to report during the year ended December 31, 2015 aside from those with the Managed REITs, as further described below.
We are contractually responsible for managing the Managed REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf, and recommending to each of the Managed REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Managed REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See “Note 18 – Related Party Transactions and Arrangements” to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
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
Interest Rate Risk
As of December 31, 2015, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $8.2 billion and $7.9 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt by $181.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $284.0 million.
As of December 31, 2015, our debt included variable-rate debt with an aggregate fair value and carrying value of $0.1 billion and $0.2 billion, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2015 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $1.4 million annually.
As the information presented above includes only those exposures that existed as of December 31, 2015, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As discussed in “Item 1. Business” as well as “Item 1A. Risk Factors” the Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
Item 8. Financial Statements and Supplementary Data.
The information required by Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this document.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
I. Discussion of Controls and Procedures of the General Partner
For purposes of the discussion in this Part I of Item 9A, the “Company” refers to the General Partner.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 and determined that the disclosure controls and procedures were effective as of that date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.

Remediation of Material Weaknesses
Management concluded that the nine material weaknesses disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014 have been fully remediated as of December 31, 2015, as described below.
Disclosure Controls and Procedures
Material weakness – The Company’s disclosure controls and procedures were not properly designed or implemented to provide reasonable assurance that SEC filings correctly reflected the information in the Company’s records and were reviewed by senior management on a timely basis and that significant changes to SEC filings were communicated to the Audit Committee. In addition, the Company did not have appropriate controls over the formulation and disclosure of AFFO and AFFO per share guidance or the periodic re-assessment of the Company’s ability to meet its guidance.
Remediation – The Company has established a chartered disclosure committee that is responsible to ensure the timeliness, accuracy, completeness and quality of the Company’s SEC filings and other public disclosures. The Company has also enhanced and formalized the procedures for the review and approval of annual and quarterly SEC reports by the Audit Committee and management, including financial reporting sub-certification and tie-out procedures.
Control Environment
Material weakness – The Company failed to implement and maintain an effective internal control environment that had appropriate processes to manage the changes in business conditions resulting from the volume and complexity of its 2013 and first quarter 2014 transactions, combined with the pressure of market expectations inherent in announcing AFFO per share guidance for 2014.
Remediation – The Company has a new executive management team and has reconstituted the board of directors. The Company is committed to establishing a culture of compliance, integrity and transparency and this commitment and expectation has been communicated to all employees. Management conducted a comprehensive review of the Company’s corporate compliance policies, entity level controls and programs and formalized documentation of key policies and procedures, as well as designed and implemented internal controls. For example, the Company designed and implemented controls to provide appropriate reviews of the Company’s significant accounting policies and estimates and formalized the processes surrounding assessing accounting adjustments and the calculation and presentation of AFFO and AFFO guidance. The Company also provided training to senior management and accounting personnel on ethics, reporting procedures and other key topics as well as a review of the Company’s whistleblower hotline policies and procedures.
Related Party Transactions and Conflicts of Interest
Material weakness – The Company did not maintain the appropriate controls to assess, authorize and monitor related party transactions, validate the appropriateness of such transactions or manage the risks arising from contractual relationships with affiliates.
Remediation – The Company has enhanced the controls related to the review and approval of potential related party transactions with directors, director nominees, executive officers, 5% shareholders and their immediate family members through the adoption of a related person transaction policy administered by the Nominating and Corporate Governance Committee. In addition, there are no ongoing business activities between the Company and the Former Manager and its affiliates.
Equity-based Compensation
Material weakness – The Company did not maintain appropriate controls over various grants of equity-based compensation.
Remediation – The Company has implemented new internal controls over the authorization, documentation, issuance, administration and accounting for equity-based compensation. The Compensation Committee approves any equity award made to an executive officer, and has delegated authority to the Chief Executive Officer to grant equity awards of a limited amount to non-executive officers. Equity-based compensation tracking and recordkeeping has been further improved through the use of equity tracking software.
Accounting Close Process
Material weakness – The Company did not have consistent policies and procedures relating to purchase accounting, accounting for gain or loss on disposition and testing for impairment.

Remediation – The Company has standardized its internal accounting close process and documented its key accounting policies and procedures, including those relating to purchase accounting, accounting for gain or loss on disposition and testing for impairment. In addition, the Company has designed and implemented internal controls within its accounting close process to ensure that closing activities, such as reconciliations, journal entry reviews and comprehensive financial analysis, are performed and reviewed timely.
Critical Accounting Estimates and Non-Routine Transactions
Material weakness – The Company did not maintain effective controls or develop standardized policies and procedures for critical accounting estimates and non-routine transactions, including management review and approval of the accounting treatment of all critical and significant estimates on a periodic basis.
Remediation – The Company has documented critical accounting policies and established internal controls in which senior management reviews and approves all critical accounting estimates and non-routine transactions as part of the financial close and reporting processes.
Cash Reconciliations and Monitoring
Material weakness – The Company did not implement appropriate controls to record payments received and to reconcile its cash receipts and bank accounts on a timely basis.
Remediation – The Company has documented treasury and accounting policies and procedures, implemented controls over identified individuals responsible for the monitoring and timely reconciliation of cash accounts and has reviewed all bank accounts associated with the Company.
Information Technology General Controls – Access, Authentication and Information Technology Environment
Material weakness – The Company did not maintain effective information technology environmental and governance controls, including controls over information systems security administration and management functions in the following areas: (a) granting and revoking user access rights; (b) timely notification of user departures; (c) periodic review of appropriateness of access rights; (d) physical access restrictions; and (e) segregation of duties.
Remediation – The Company has implemented an access management system to govern the granting and revocation of user access rights and standardized the administration of access to financially significant systems within the information technology organization.
Information Technology General Controls Over Management of Third Party Service Providers
Material weakness – The Company did not have adequate controls over the transition from an affiliate of the Former Manager of systems and infrastructure, programs, data and processes, which were significant to the Company’s financial reporting process,.
Remediation – The Information Technology department now requires all service providers to have the appropriate contracts and service level agreements in place prior to the initiation of any services.
Changes in Internal Control over Financial Reporting
Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 9A, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015 and determined that the disclosure controls and procedures were effective as of that date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting
The information under the heading “Changes in Internal Control over Financial Reporting” in Part I of this Item 9A is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VEREIT, Inc.
Phoenix, AZ

We have audited the internal control over financial reporting of VEREIT, Inc. (“the Company”) (formerly American Realty Capital Properties, Inc.) and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

February 23, 2016
Phoenix, AZ

Item 9B. Other Information.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”
Effective February 23, 2016 (the “Effective Date”), VEREIT, Inc. (the “Company”) entered into new employment agreements with Paul McDowell, EVP and Chief Operating Officer (the “McDowell Employment Agreement”) and Thomas Roberts, EVP and Chief Investment Officer (the “Roberts Employment Agreement”).
Employment Agreement with Paul McDowell
The McDowell Employment Agreement supersedes and replaces in all respects that agreement entered into between Mr. McDowell and the Company on January 8, 2014, which assumed Mr. McDowell’s previous employment agreement dated as of September 24, 2013. As of the Effective Date, the agreement provides Mr. McDowell with a minimum annual base salary of $500,000 which will be subject to periodic review by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors. The Employment Letter provides for a target annual cash bonus (the “Target Bonus”) equal to 100% of Mr. McDowell’s then-effective base salary, subject to the achievement of performance goals established by the Compensation Committee in consultation with the Chief Executive Officer. Mr. McDowell will also be entitled to receive annual long-term incentive equity awards, as determined by the Compensation Committee in consultation with the Chief Executive Officer, on the same basis as equity awards made generally to other senior executives of the Company. On February 23, 2016, Mr. McDowell was granted a number of restricted stock units under the VEREIT, Inc. Equity Plan (the “Equity Plan”) with a fair market value equal to $875,000 determined based upon the closing price of the Company’s common stock, par value $0.01 per share, on the New York Stock Exchange on the Effective Date. Half of the award will vest in equal installments on each of the three anniversaries of the Effective Date, assuming Mr. McDowell’s continued employment, and half of the award will vest based upon Mr. McDowell’s continued employment and the achievement of certain specified performance conditions that measure total shareholder return equally against each of a specified peer group and specified market index measured from January 1, 2016 to December 31, 2018. The award will be subject to the terms and conditions of the applicable award agreements granting such award and the Equity Plan.
Mr. McDowell will be entitled to reimbursement for reasonable business expenses in accordance with the Company’s policy and reasonable travel and entertainment expenses incurred in connection with conducting Company business.
If Mr. McDowell’s employment with the Company should terminate due to his death or at the election by the Company due to his Disability (as defined in the McDowell Employment Agreement), then the Company will provide Mr. McDowell with the accrued benefits (the “Accrued Benefits”) (comprised of (i) any unpaid base salary through the termination date in accordance with the Company’s payroll practices, (ii) reimbursement for any unreimbursed business expenses incurred through the termination date in accordance with the Company’s expense reimbursement policy and (iii) all other payments or benefits to which Mr. McDowell is entitled under the terms of any applicable compensation arrangement or benefit plan or program which will be paid or provided in accordance with the terms of such arrangement, plan or program) and any accrued but unpaid annual cash bonus for the year prior to the year of termination, if applicable. In addition, any outstanding equity award granted to Mr. McDowell from the Effective Date until April 1, 2018 will vest on a pro rata basis calculated by dividing the amount of months elapsed since issuance by the applicable term of a time-based award or the performance measurement period of a performance-based award.
If Mr. McDowell’s employment with the Company should terminate at the election of the Company without Cause (as defined in the McDowell Employment Agreement), or upon a resignation by Mr. McDowell for Good Reason (as defined in the McDowell Employment Agreement), each being a “Qualifying Termination,” then the Company will pay Mr. McDowell (i) the Accrued Benefits, (ii) any accrued but unpaid annual cash bonus for the calendar year prior to the year in which termination occurs, and (iii) an amount equal to the sum of: (a) 12 months of Mr. McDowell’s then-effective base salary; and (b) the Target Bonus for the year of termination, payable in equal installments over the 12-month period following the date of the Qualifying Termination. Upon such a Qualifying Termination, Mr. McDowell will also be entitled to continued medical coverage until the earliest of: (i) one year following the date of the Qualifying Termination; and (ii) such time as Mr. McDowell secures other medical coverage. Upon a Qualifying Termination, all outstanding equity awards granted to Mr. McDowell from the Effective Date until April 1, 2018 will vest in full (performance-based restricted stock units will vest at target levels of performance) and thereafter all outstanding equity awards will vest according to their terms. In order to receive any of the payments or benefits outlined herein relating to a Qualifying Termination, Mr. McDowell must execute, and not revoke, a fully effective release of claims, substantially in the form attached to the McDowell Employment Agreement, within 45 days following the termination of his employment.
The McDowell Employment Agreement was also conditioned upon the execution of an Employee Confidentiality and Non-Competition Agreement (the “Confidentiality and Non-Competition Agreement”).

Finally, Mr. McDowell executed an indemnification agreement in substantially the same form previously executed by Glenn J. Rufrano with the Company, which was filed as Exhibit 10.2 to a Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on March 16, 2015.
Employment Agreement with Thomas Roberts
The Roberts Employment Agreement supersedes and replaces in all respects that agreement entered into between Mr. Roberts and the Company on May 11, 2015. As of the Effective Date, the Roberts Employment Agreement provides Mr. Roberts with a minimum annual base salary of $500,000 which will be subject to periodic review by the Compensation Committee. The Roberts Employment Agreement provides for a target annual cash bonus (the “Target Bonus”) equal to 100% of Mr. Roberts’ then-effective base salary, subject to the achievement of performance goals established by the Compensation Committee in consultation with the Chief Executive Officer. Mr. Roberts will also be entitled to receive annual long-term incentive equity awards, as determined by the Compensation Committee in consultation with the Chief Executive Officer, on the same basis as equity awards made generally to other senior executives of the Company. On February 23, 2016, Mr. Roberts was granted a number of restricted stock units under the Equity Plan with a fair market value equal to $1.2 million determined based upon the closing price of the Company’s common stock, par value $0.01 per share, on the New York Stock Exchange on the Effective Date. Half of the award will vest in equal installments on each of the three anniversaries of the Effective Date assuming Mr. Roberts’ continued employment, and half of the award will vest based upon Mr. Roberts’ continued employment and the achievement of certain specified performance conditions that measure total shareholder return equally against each of a specified peer group and specified market index measured from January 1, 2016 to December 31, 2018. The award will be subject to the terms and conditions of the applicable award agreements granting such award and the Equity Plan.
Mr. Roberts will be entitled to reimbursement for reasonable business expenses in accordance with the Company’s policy and reasonable travel and entertainment expenses incurred in connection with conducting Company business.
If Mr. Roberts’ employment with the Company should terminate due to his death or at the election of the Company due to his Disability (as defined in the Roberts Employment Agreement), then the Company will provide Mr. Roberts with the accrued benefits (the “Accrued Benefits”) (comprised of (i) any unpaid base salary through the termination date in accordance with the Company’s payroll practices, (ii) reimbursement for any unreimbursed business expenses incurred through the termination date in accordance with the Company’s expense reimbursement policy and (iii) all other payments or benefits to which Mr. Roberts is entitled under the terms of any applicable compensation arrangement or benefit plan or program which will be paid or provided in accordance with the terms of such arrangement, plan or program) and any accrued but unpaid annual cash bonus for the year prior to the year of termination, if applicable. In addition, any outstanding equity award granted to Mr. Roberts from the Effective Date until April 1, 2018 will vest on a pro rata basis calculated by dividing the amount of months elapsed since issuance by the applicable term of a time-based award or the performance measurement period of a performance-based award.
If Mr. Roberts’ employment with the Company should terminate at the election of the Company without Cause (as defined in the Roberts Employment Agreement), or upon a resignation by Mr. Roberts for Good Reason (as defined in the Roberts Employment Agreement), each being a “Qualifying Termination,” then the Company will pay Mr. Roberts (i) the Accrued Benefits, (ii) any accrued but unpaid annual cash bonus for the calendar year prior to the year in which termination occurs, and (iii) an amount equal to the sum of: (a) 12 months of Mr. Roberts’s then-effective base salary; and (b) the Target Bonus for the year of termination, payable in equal installments over the 12-month period following the date of the Qualifying Termination. Upon such a Qualifying Termination, Mr. Roberts will also be entitled to continued medical coverage until the earliest of: (i) one year following the date of the Qualifying Termination; and (ii) such time as Mr. Roberts secures other medical coverage. Upon a Qualifying Termination, all outstanding equity awards granted to Mr. Roberts from the Effective Date until April 1, 2018 will vest in full (performance-based restricted stock units will vest at target levels of performance) and thereafter all outstanding equity awards will vest according to their terms. In order to receive any of the payments or benefits outlined herein relating to a Qualifying Termination, Mr. Roberts must execute, and not revoke, a fully effective release of claims, substantially in the form attached to the Roberts Employment Agreement, within 45 days following the termination of his employment.
The Roberts Employment Agreement was also conditioned upon the execution of an Employee Confidentiality and Non-Competition Agreement (the “Confidentiality and Non-Competition Agreement”).
Finally, Mr. Roberts executed an indemnification agreement in substantially the same form previously executed by Glenn J. Rufrano with the Company, which was filed as Exhibit 10.2 to a Current Report on Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on March 16, 2015.
The foregoing descriptions of the terms of the McDowell and Roberts Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements which are exhibits to the Company’s Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein at pages F-1 through F-89.
Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation is included herein on pages F-90 through F-227.
Schedule IV - Mortgage Loans Held for Investment is included herein on page F-228.
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1 (1)
Agreement and Plan of Merger by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P., dated as of December 14, 2012**

2.2 (7)
Agreement and Plan of Merger, by and among, VEREIT, Inc., VEREIT Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., CapLease, LP and CLF OP General Partner LLC, dated as of May 28, 2013.**

2.3 (8)	Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and VEREIT Operating Partnership, L.P., as Purchaser, dated May 31, 2013.**
2.4 (10)
Agreement and Plan of Merger, dated as of July 1, 2013, among VEREIT, Inc., American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, VEREIT Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P.**

2.4.1 (15)
Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.4.2 (6)
Second Amendment dated as of October 11, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P.

2.5 (14)	Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013. **
2.6 (16)	Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013. **
2.7 (17)	Agreement and Plan of Merger, dated as of October 22, 2013, by and among VEREIT, Inc., Cole Real Estate Investments, Inc. and Clark Acquisition, LLC.**
3.1 (2)	Articles of Amendment and Restatement of VEREIT, Inc.
3.2 (4)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of VEREIT, Inc., dated May 10, 2012.
3.3 (5)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of VEREIT, Inc., dated July 24, 2012.
3.4 (9)	Articles Supplementary for the Series C Convertible Preferred Stock of VEREIT, Inc., dated June 6, 2013.
3.5 (37)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective July 2, 2013.
3.6 (12)	Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of VEREIT, Inc., filed November 8, 2013.
3.7 (13)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective December 9, 2013.
3.8 (24)	Articles Supplementary Relating to the 6.70% Series F Cumulative Redeemable Preferred Stock of VEREIT, Inc., dated January 2, 2014.
3.9 (35)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., dated July 28, 2015.
3.10 (21)	Articles Supplementary to Articles of Amendment and Restatement of VEREIT, Inc., dated August 5, 2015
3.11 (26)	Amended and Restated bylaws of VEREIT, Inc., effective as of January 1, 2016.
3.12 (36)	Certificate of Limited Partnership of VEREIT Operating Partnership, L.P.
3.13 (21)	Amendment to Certificate of Limited Partnership of VEREIT Operating Partnership, L.P., effective July 28, 2015.
4.1 (28)	Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., effective January 3, 2014.
4.2 (21)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated January 26, 2015.

Exhibit No.	Description
4.3 (21)	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated July 28, 2015.
4.4 (11)	Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.5 (11)	First Supplemental Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.6 (18)	Form of 3.00% Convertible Senior Notes due 2018.
4.7 (18)	Second Supplemental Indenture, dated as of December 10, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.8 (18)	Form of 3.75% Convertible Senior Notes due 2020.
4.9 (26)	Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.
4.10 (26)	Officers’ Certificate, dated as of February 6, 2014.
4.11 (26)
Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc.

10.1 (3)	Equity Plan, effective September 5, 2011 of VEREIT, Inc.
10.2 (23)	First Amendment to VEREIT, Inc.’s Equity Plan, effective November 12, 2012.
10.3 (23)	Second Amendment to VEREIT, Inc.’s Equity Plan, effective February 28, 2013.
10.4 (3)	Director Stock Plan of VEREIT, Inc.
10.5 (10)	Asset Purchase and Sale Agreement, dated as of July 1, 2013, between VEREIT Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC.
10.6 (25)
Contribution and Exchange Agreement, dated as of January 3, 2014, among VEREIT Operating Partnership, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, AREP and ARCT IV Operating Partnership.

10.7 (27)	Asset Purchase and Sale Agreement, entered into as of January 8, 2014, by and among VEREIT Operating Partnership, L.P. and ARC Properties Advisors, LLC.
10.8 (27)	Assignment and Assumption Agreement, dated January 8, 2014, by and between AR Capital, LLC and VEREIT, Inc.
10.9 (30)	Employment Agreement, dated as of February 24, 2014, by and between VEREIT, Inc. and Richard A. Silfen.
10.10 (30)	Agreement of Purchase and Sale, dated as of June 11, 2014, among certain subsidiaries of VEREIT, Inc. party thereto and BRE DDR Retail Holdings III LLC.
10.11 (30)
Amended and Restated Credit Agreement, dated as of June 30, 2014, among VEREIT Operating Partnership, L.P., VEREIT, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

10.12 (21)	Second Amendment to Credit Agreement, entered into among VEREIT Operating Partnership, L.P., VEREIT, Inc., the lenders party thereto and Wells Fargo Bank, National Association, dated July 31, 2015.
10.13 (30)	First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of VEREIT, Inc. party thereto and BRE DDR Retail Holdings III LLC.
10.14 (31)	Equity Purchase Agreement by and between VEREIT Operating Partnership, L.P. and RCS Capital Corporation, dated as of September 30, 2014.
10.15 (33)	Agreement between Nicholas S. Schorsch and VEREIT, Inc., dated December 12, 2014.
10.16 (33)	Separation Agreement and Release by and between the Co-Registrants and David Kay, dated December 14, 2014.
10.17 (33)	Amended and Restated Employment Agreement between VEREIT Operating Partnership, L.P. and David Kay, dated October 1, 2014.
10.18 (33)	Separation Agreement and Release by and between the Co-Registrants and Lisa Beeson, dated December 15, 2014.
10.19 (33)	Amended and Restated Employment Agreement between VEREIT Operating Partnership, L.P. and Lisa Beeson, effective October 1, 2014.
10.20 (34)
Consent and Waiver Agreement and First Amendment to Credit Agreement, dated as of November 12, 2014 by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

10.21 (19)
Consent and Waiver Agreement, dated as of December 23, 2014, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

10.22 (20)	Employment Agreement, dated as of January 9, 2015, by and between VEREIT, Inc. and Michael Sodo.
10.23 (32)	Consent Memorandum, effective February 20, 2015, by and among VEREIT Operating Partnership, L.P., VEREIT, Inc. and Wells Fargo Bank, National Association, as administrative agent and other lenders.
10.24 (29)	Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano.
10.25 (29)	Form of Indemnification Agreement.
10.26 (21)	Amended and Restated Employment Letter, dated as of May 11, 2015, by and between VEREIT, Inc. and Gavin Brandon.
10.27 (21)	Amended and Restated Employee Confidentiality and Non-Competition Agreement, dated May 11, 2015, executed by Gavin Brandon.

Exhibit No.	Description
10.28 (21)	Amended and Restated Employment Letter, dated as of May 11, 2015, by and between VEREIT, Inc. and Thomas Roberts.
10.29 (21)	Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg.
10.30 (21)	Separation Agreement and General Release, dated June 10, 2015, by and between VEREIT, Inc., Equity Fund Advisors, Inc. and Michael T. Ezzell.
10.31 (21)	Amended and Restated Employment Letter, dated as of June 16, 2015, by and between Equity Fund Advisors, Inc. and William C. Miller.
10.32 (21)	Form of Deferred Stock Unit Award Agreement to be entered into with Non-Executive Directors pursuant to the VEREIT, Inc. Equity Plan.
10.33 (21)	Form of 2015 Time-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan.
10.34 (21)	Form of 2015 Performance-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan.
10.35 (26)	Separation Agreement, dated as of October 1, 2015, by and between VEREIT, Inc. and Michael J. Sodo.
10.36 (26)	Employment Letter and Confidentiality and Non-Competition Agreement, effective as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta.
10.37 *	Form of 2016 Time-Based Restricted Stock Unit Award Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan.
10.38 *	Form of 2016 Performance-Based Restricted Stock Unit Award Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan.
10.39 *	Form of 2016 Time-Based Restricted Stock Unit Award Agreement to be entered into with other employees pursuant to the VEREIT, Inc. Equity Plan.
10.40 *	Form of 2016 Performance-Based Restricted Stock Unit Award Agreement to be entered into with other employees pursuant to the VEREIT, Inc. Equity Plan.
10.41 *	Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell.
10.42 *	Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts.
10.43 *	Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and William C. Miller.
10.44 *	Amendment effective February 23, 2016, to Employment Agreement between VEREIT, Inc. and Lauren Goldberg, as of May 26, 2015.
16.1 (22)	Letter of Grant Thornton LLP dated June 4, 2015.
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Grant Thornton LLP.
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________________

*	Filed herewith

**	Schedules and applicable exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

(1)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 17, 2012.

(2)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on July 5, 2011.

(3)	Previously filed with the Pre-Effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on June 13, 2011.

(4)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 15, 2012.

(5)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 30, 2012.

(6)	Previously filed as Annex E with the Final Prospectus Filed Pursuant to Rule 424(b)(3) with the SEC on December 4, 2013.
(7) Previously filed with the Current Report on Form 8-K filed with the SEC on May 28, 2013.

(8)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on June 7, 2013.

(9)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 12, 2013.

(10)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 2, 2013.

(11)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 29, 2013.

(12)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 15, 2013.

(13)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on December 20, 2013.

(14)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on September 25, 2013.

(15)	Previously filed with the First Current Report on Form 8-K filed with the SEC on October 7, 2013.

(16)	Previously filed with the Second Current Report on Form 8-K filed with the SEC on October 7, 2013.

(17)	Previously filed with the Current Report on Form 8-K filed with the SEC on October 23, 2013.

(18)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 11, 2013.
(19) Previously filed with the Current Report on Form 8-K filed with the SEC on December 30, 2014.

(20)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 15, 2015.

(21)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015.

(22)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 4, 2015.

(23)	Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015.

(24)	Previously filed with the Registration Statement on Form 8-A filed with the SEC on January 3, 2014.

(25)	Previously filed with the Current Report on Form 8-K filed with the SEC on January 3, 2014.

(26)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 31, 2015 filed with the SEC on November 5, 2015.

(27)	Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014.

(28)	Previously filed with the Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015.
(29) Previously filed with the Current Report on Form 8-K filed with the SEC on March 16, 2015.
(30) Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 29, 2014.
(31) Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on March 2, 2015.
(32) Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015.
(33) Previously filed with the Current Report on Form 8-K filed with the SEC on December 15, 2014.
(34) Previously filed with the Current Report on Form 8-K filed with the SEC on November 18, 2014.
(35) Previously filed with the Current Report on Form 8-K filed with the SEC on July 28, 2015.
(36) Previously filed with the Registration Statement on Form S-4 (Registration No. 333-197780-01) filed with the SEC on August 1, 2014.

(37)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 9, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VEREIT, INC.
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

VEREIT OPERATING PARTNERSHIP, L.P.
By: VEREIT, Inc., its sole general partner
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: February 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Capacity *	Date

/s/ Glenn J. Rufrano	Chief Executive Officer	February 23, 2016
Glenn J. Rufrano	(Principal Executive Officer and Director)

/s/ Michael J. Bartolotta	Executive Vice President and Chief Financial Officer	February 23, 2016
Michael J. Bartolotta	(Principal Financial Officer)

/s/ Gavin B. Brandon	Senior Vice President and Chief Accounting Officer	February 23, 2016
Gavin B. Brandon	(Principal Accounting Officer)

/s/ Bruce D. Frank	Director	February 23, 2016
Bruce D. Frank

/s/ Hugh R. Frater	Director, Non-Executive Chairman	February 23, 2016
Hugh R. Frater

/s/ David B. Henry	Director	February 23, 2016
David B. Henry

/s/ Mark S. Ordan	Director	February 23, 2016
Mark S. Ordan

/s/ Eugene A. Pinover	Director	February 23, 2016
Eugene A. Pinover

/s/ Julie G. Richardson	Director	February 23, 2016
Julie G. Richardson
_________________________________

*	Each person is signing in his or her capacity as an officer and/or director of VEREIT, Inc., which is the sole general partner of VEREIT Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VEREIT, Inc.
Phoenix, AZ

We have audited the accompanying consolidated balance sheet of VEREIT, Inc. (formerly American Realty Capital Properties, Inc.) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VEREIT, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

February 23, 2016
Phoenix, AZ

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
VEREIT Operating Partnership, L.P.
Phoenix, AZ

We have audited the accompanying consolidated balance sheet of VEREIT Operating Partnership, L.P. (“the Company”) (formerly ARC Properties Operating Partnership, L.P.) and subsidiaries (the “Operating Partnership”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VEREIT Operating Partnership L.P. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

February 23, 2016
Phoenix, AZ

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VEREIT, Inc.

We have audited the accompanying consolidated balance sheet of VEREIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VEREIT, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 30, 2015, except for Note 2 regarding the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), as to which the date is February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of General Partner and Limited Partners
VEREIT Operating Partnership, L.P. and subsidiaries

We have audited the accompanying consolidated balance sheet of VEREIT Operating Partnership, L.P. (a Delaware partnership) and subsidiaries (collectively the “Operating Partnership”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VEREIT Operating Partnership, L.P. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 30, 2015, except for Note 2 regarding the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), as to which the date is February 23, 2016

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,120,653	$3,472,298
Buildings, fixtures and improvements	11,425,676	12,307,758
Land and construction in progress	20,014	77,450
Intangible lease assets	2,218,378	2,435,054
Total real estate investments, at cost	16,784,721	18,292,560
Less: accumulated depreciation and amortization	1,778,597	1,034,122
Total real estate investments, net	15,006,124	17,258,438
Investment in unconsolidated entities	56,824	98,053
Investment in direct financing leases, net	46,312	56,076
Investment securities, at fair value	53,304	58,646
Loans held for investment, net	24,238	42,106
Cash and cash equivalents	69,103	416,711
Restricted cash	59,767	62,651
Intangible assets, net	50,779	150,359
Rent and tenant receivables and other assets, net	303,637	301,919
Goodwill	1,656,374	1,894,794
Due from affiliates	60,633	86,122
Real estate assets held for sale, net	18,771	1,261
Total assets	$17,405,866	$20,427,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and other debt, net	$3,111,985	$3,773,922
Corporate bonds, net	2,536,333	2,531,081
Convertible debt, net	962,894	952,856
Credit facility, net	1,448,590	3,167,919
Below-market lease liabilities, net	251,692	317,838
Accounts payable and accrued expenses	151,877	163,025
Deferred rent, derivative and other liabilities	87,490	127,611
Distributions payable	140,816	9,995
Due to affiliates	230	559
Total liabilities	8,691,907	11,044,806
Commitments and contingencies (Note 15)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of December 31, 2015 and December 31, 2014	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 904,884,394 and 905,530,431 issued and outstanding as of December, 31, 2015 and 2014, respectively	9,049	9,055
Additional paid-in-capital	11,931,768	11,920,253
Accumulated other comprehensive (loss) income	(2,025)	2,728
Accumulated deficit	(3,415,233)	(2,778,576)
Total stockholders’ equity	8,523,987	9,153,888
Non-controlling interests	189,972	228,442
Total equity	8,713,959	9,382,330
Total liabilities and equity	$17,405,866	$20,427,136
The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$1,339,787	$1,271,574	$310,508
Direct financing lease income	2,720	3,603	2,244
Operating expense reimbursements	98,628	100,522	16,571
Cole Capital revenue	114,882	203,558	—
Total revenues	1,556,017	1,579,257	329,323
Operating expenses:
Cole Capital reallowed fees and commissions	16,195	66,228	—
Acquisition related (1)	6,243	38,940	76,113
Merger and other non-routine transactions, net of insurance recoveries (2)	33,628	199,616	210,543
Property operating	130,855	137,741	23,629
Management fees to affiliates	—	13,888	17,462
General and administrative (3)	149,066	167,428	120,998
Depreciation and amortization	847,611	916,003	210,976
Impairments	305,094	409,991	3,346
Total operating expenses	1,488,692	1,949,835	663,067
Operating income (loss)	67,325	(370,578)	(333,744)
Other (expense) income:
Interest expense	(358,392)	(452,648)	(105,548)
Gain (loss) on extinguishment and forgiveness of debt, net	4,812	(21,869)	—
Other income, net	8,737	82,163	3,824
Reserve for loan loss	(15,300)	—	—
Gain on disposition of interest in joint venture	6,729	—	—
Loss on derivative instruments, net	(1,460)	(10,570)	(67,946)
Gain (loss) on investment securities	65	6,357	(2,206)
Total other expenses, net	(354,809)	(396,567)	(171,876)
Loss before taxes and real estate dispositions	(287,484)	(767,145)	(505,620)
Loss on disposition of real estate, net	(72,311)	(277,031)	—
Loss before taxes	(359,795)	(1,044,176)	(505,620)
Benefit from (provision for) income taxes	36,303	33,264	(2,195)
Net loss	(323,492)	(1,010,912)	(507,815)
Net loss attributable to non-controlling interests (4)	7,139	33,727	16,316
Net loss attributable to the General Partner	$(316,353)	$(977,185)	$(491,499)

Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(1.36)	$(2.41)
Distributions declared per common share	$0.28	$1.03	$1.26
_______________________________________________

(1)
Includes $1.7 million and $37.6 million of expenses incurred during the years ended December 31, 2014 and 2013, respectively, paid to affiliates. No such expenses were incurred during the year ended December 31, 2015.

(2)
Includes $137.8 million and $156.1 million of expenses incurred during the years ended December 31, 2014 and 2013, respectively, paid to affiliates. No such expenses were incurred during the year ended December 31, 2015.

(3)
Includes $16.1 million and $103.2 million of expenses incurred during the years ended December 31, 2014 and 2013, respectively, paid to affiliates. No such expenses were incurred during the year ended December 31, 2015.

(4)	Represents loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(323,492)	$(1,010,912)	$(507,815)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives	(15,694)	(16,448)	6,946
Amount of loss reclassified from accumulated other comprehensive loss into net loss as interest expense	11,706	9,446	4,535
Unrealized (loss) gain on investment securities, net	(997)	9,716	119
Reclassification of previous unrealized loss (gain) on investment securities into net loss	110	(7,652)	—
Total other comprehensive (loss) income	(4,875)	(4,938)	11,600

Total comprehensive loss	(328,367)	(1,015,850)	(496,215)
Comprehensive loss attributable to non-controlling interests (1)	7,261	33,727	16,316
Total comprehensive loss attributable to the General Partner	$(321,106)	$(982,123)	$(479,899)
_______________________________________________

(1)	Represents loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2012	6,990,328	$70	184,553,676	$1,846	$1,778,883	$(3,934)	$(124,286)	$1,652,579	$16,181	$1,668,760
Issuance of preferred stock	36,037,691	360	—	—	—	—	—	360	—	360
Issuance of common stock	—	—	78,215,719	781	2,153,144	—	—	2,153,925	—	2,153,925
Excess of ARCT IV Merger consideration over historical cost	—	—	—	—	(558,089)	—	—	(558,089)	—	(558,089)
Offering costs, commissions and dealer manager fees (1)	—	—	—	—	(165,531)	—	—	(165,531)	—	(165,531)
Common stock issued through distribution reinvestment plan	—	—	940,737	10	25,554	—	—	25,564	—	25,564
Common stock repurchases	—	—	(28,319,972)	(283)	(357,758)	—	—	(358,041)	—	(358,041)
Conversion of Convertible Preferred Stock Series A and B to common stock	(828,472)	(8)	829,629	8	—	—	—	—	—	—
Issuance of common stock in conversion of Convertible Preferred Stock Series C	—	—	1,411,030	14	17,382	—	—	17,396	—	17,396
Conversion of OP Units to common stock	—	—	599,233	6	5,794	—	—	5,800	(5,800)	—
Equity-based compensation, net of forfeitures	—	—	1,004,673	10	7,952	—	—	7,962	32,700	40,662
Equity component of convertible debt	—	—	—	—	28,559	—	—	28,559	—	28,559
Contribution from the Former Manager	—	—	—	—	2,313	—	—	2,313	—	2,313
Consideration paid for assets of the Former Manager in excess of carryover basis	—	—	—	—	2,704	—	(2,704)	—	—	—
Distributions declared	—	—	—	—	—	—	(259,468)	(259,468)	—	(259,468)
Issuance of OP Units	—	—	—	—	—	—	—	—	107,771	107,771
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	30,861	30,861
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,014)	(9,014)
Non-controlling interests retained in the CapLease Merger	—	—	—	—	—	—	—	—	567	567
Redemption of OP Units	—	—	—	—	—	—	—	—	(1,152)	(1,152)
Net loss	—	—	—	—	—	—	(491,499)	(491,499)	(16,316)	(507,815)
Other comprehensive income	—	—	—	—	—	11,600	—	11,600	—	11,600
Balance, December 31, 2013	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock, net (1)	—	—	662,305,318	6,623	8,923,640	—	—	8,930,263	—	8,930,263
Conversion of Common OP Units to common stock	—	—	1,108,351	11	16,035	—	—	16,046	(16,046)	—
Conversion of Preferred OP Units to Series F Preferred Stock	634,591	6	—	—	12,671	—	—	12,677	(12,677)	—
Repurchases of common stock to settle tax obligation	—	—	(551,664)	(5)	(7,685)	—	—	(7,690)	—	(7,690)
Equity-based compensation, net of forfeitures	—	—	3,433,701	34	30,227	—	—	30,261	1,600	31,861
Excess tax benefit	—	—	—	—	4,458	—	—	4,458	—	4,458
Distributions declared on common stock	—	—	—	—	—	—	(819,377)	(819,377)	—	(819,377)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(36,318)	(36,318)
Distributions to participating securities	—	—	—	—	—	—	(5,335)	(5,335)	—	(5,335)

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Distributions to preferred shareholders	—	$—	—	$—	$—	$—	$(98,722)	$(98,722)	$—	$(98,722)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Redemption of OP Units	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Net loss	—	—	—	—	—	—	(977,185)	(977,185)	(33,727)	(1,010,912)
Other comprehensive loss	—	—	—	—	—	(4,938)	—	(4,938)	—	(4,938)
Balance, December 31, 2014	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(268,414)	(2)	(2,225)	—	—	(2,227)	—	(2,227)
Equity-based compensation, net of forfeitures	—	—	(377,623)	(4)	14,504	—	—	14,500	—	14,500
Tax shortfall from equity-based compensation	—	—	—	—	(764)	—	—	(764)	—	(764)
Distributions declared on common stock	—	—	—	—	—	—	(248,476)	(248,476)	—	(248,476)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(45,594)	(45,594)
Distributions to participating securities	—	—	—	—	—	—	(410)	(410)	—	(410)
Distributions to preferred shareholders	—	—	—	—	—	—	(71,418)	(71,418)	(474)	(71,892)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	14,859	14,859
Net loss	—	—	—	—	—	—	(316,353)	(316,353)	(7,139)	(323,492)
Other comprehensive loss	—	—	—	—	—	(4,753)	—	(4,753)	(122)	(4,875)
Balance December 31, 2015	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
_______________________________________________
(1) Includes $2.2 million and $161.8 million issued to affiliates of the Former Manager (as defined in Note 1 – Organization) for the years ended December 31, 2014 and 2013, respectively. No such expenses were incurred during the year ended December 31, 2015.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(323,492)	$(1,010,912)	$(507,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	—	92,884	107,771
Depreciation and amortization	866,549	1,007,164	238,307
Loss on real estate assets and interest in joint venture, net	65,582	277,031	—
Impairments	305,094	409,991	3,346
Reserve for loan loss	15,300	—	—
Equity-based compensation, net of forfeitures	14,500	31,861	100,261
Equity in income of unconsolidated entities	(2,361)	77	—
Distributions from unconsolidated entities	11,352	8,335	—
(Gain) loss on derivative instruments	1,460	10,570	(1,739)
(Gain) loss on investments securities	(65)	(6,357)	2,206
Gain on extinguishment and forgiveness of debt, net	(4,812)	(14,012)	—
Loss on extinguishment of Series C Stock	—	—	13,749
Note receivable issued in legal settlement	—	(15,300)	—
Changes in assets and liabilities:
Investment in direct financing leases	2,035	1,597	2,505
Rent and tenant receivables and other assets, net	(62,356)	(97,125)	(19,851)
Due from affiliates	25,489	(32,821)	—
Accounts payable and accrued expenses	(999)	(16,279)	20,789
Deferred rent, derivative and other liabilities	(45,934)	(99,930)	8,555
Due to affiliates	(329)	(43,887)	43,834
Net cash provided by operating activities	867,013	502,887	11,918
Cash flows from investing activities:
Investments in real estate and other assets	(36,319)	(3,539,906)	(3,520,412)
Acquisition of real estate businesses, net of cash acquired	—	(756,232)	(878,898)
Investment in direct financing leases	—	—	(68,617)
Capital expenditures and leasing costs	(18,569)	(34,687)	(9,755)
Real estate developments	(57,682)	(72,515)	—
Principal repayments received from borrowers	6,921	77,614	442
Investments in unconsolidated entities	—	(2,500)	—
Proceeds from disposition of real estate and joint ventures	1,009,107	1,598,767	—
Investment in leasehold improvements and other assets	(1,911)	(11,890)	(543)
Proceeds from sale of investments and other assets	392	159,752	119,542
Deposits for real estate assets	(16,542)	(265,372)	(101,887)
Uses and refunds of deposits for real estate assets	48,702	347,971	—
Purchases of investment securities	—	—	(81,590)
Line of credit advances to affiliates	(10,000)	(125,000)	—
Line of credit repayments from affiliates	10,000	81,100	—
Investment in loans held for investment	—	(2,952)	—
Change in restricted cash	(1,504)	(8,606)	—
Net cash provided by (used in) investing activities	932,595	(2,554,456)	(4,541,718)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,445	1,010,219	6,924
Payments on mortgage notes payable and other debt, including extinguishment costs	(184,504)	(1,255,506)	(15,079)
Proceeds from credit facilities	60,000	5,824,000	2,678,800
Payments on credit facilities	(1,784,000)	(5,918,800)	(954,604)
Proceeds from corporate bonds	—	2,545,760	—
Payments of deferred financing costs	(2,436)	(116,373)	(101,196)
Repurchases of common stock	(2,227)	(7,690)	(359,193)
Proceeds from issuance of convertible debt	—	—	967,786
Proceeds from issuance of Series C Stock	—	—	445,000
Cash payment on settlement of Series C Stock	—	—	(441,353)
Proceeds from issuance of Series D Preferred Stock	—	—	287,991

VEREIT, INC.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Proceeds from issuances of common stock, net of offering costs	$—	$1,595,045	$1,993,159
Redemption of Series D Preferred Stock	—	(316,126)	—
Contributions from non-controlling interest holders	—	982	30,861
Distributions paid	(235,494)	(950,414)	(243,116)
Windfall tax benefits related to equity-based compensation	—	4,458	—
Payments from affiliates, net	—	—	(376)
Change in restricted cash	—	—	(5,654)
Net cash (used in) provided by financing activities	(2,147,216)	2,415,555	4,289,950
Net change in cash and cash equivalents	(347,608)	363,986	(239,850)
Cash and cash equivalents, beginning of period	416,711	52,725	292,575
Cash and cash equivalents, end of period	$69,103	$416,711	$52,725
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate investments, at cost:
Land	$3,120,653	$3,472,298
Buildings, fixtures and improvements	11,425,676	12,307,758
Land and construction in progress	20,014	77,450
Intangible lease assets	2,218,378	2,435,054
Total real estate investments, at cost	16,784,721	18,292,560
Less: accumulated depreciation and amortization	1,778,597	1,034,122
Total real estate investments, net	15,006,124	17,258,438
Investment in unconsolidated entities	56,824	98,053
Investment in direct financing leases, net	46,312	56,076
Investment securities, at fair value	53,304	58,646
Loans held for investment, net	24,238	42,106
Cash and cash equivalents	69,103	416,711
Restricted cash	59,767	62,651
Intangible assets, net	50,779	150,359
Rent and tenant receivables and other assets, net	303,637	301,919
Goodwill	1,656,374	1,894,794
Due from affiliates	60,633	86,122
Real estate assets held for sale, net	18,771	1,261
Total assets	$17,405,866	$20,427,136

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$3,111,985	$3,773,922
Corporate bonds, net	2,536,333	2,531,081
Convertible debt, net	962,894	952,856
Credit facility, net	1,448,590	3,167,919
Below-market lease liabilities, net	251,692	317,838
Accounts payable and accrued expenses	151,877	163,025
Deferred rent, derivative and other liabilities	87,490	127,611
Distributions payable	140,816	9,995
Due to affiliates	230	559
Total liabilities	8,691,907	11,044,806
Commitments and contingencies (Note 15)
General partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of December 31, 2015 and 2014	925,569	996,987
General partner's common equity, 904,884,394 and 905,530,431 General Partner OP Units issued and outstanding as of December 31, 2015 and 2014, respectively	7,598,418	8,157,167
Limited partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of December 31, 2015 and 2014	3,315	3,375
Limited partner's common equity, 23,763,797 Limited Partner OP Units issued and outstanding as of each of December 31, 2015 and 2014	185,883	201,102
Total partners’ equity	8,713,185	9,358,631
Non-controlling interests	774	23,699
Total equity	8,713,959	9,382,330
Total liabilities and equity	$17,405,866	$20,427,136
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$1,339,787	$1,271,574	$310,508
Direct financing lease income	2,720	3,603	2,244
Operating expense reimbursements	98,628	100,522	16,571
Cole Capital revenue	114,882	203,558	—
Total revenues	1,556,017	1,579,257	329,323
Operating expenses:
Cole Capital reallowed fees and commissions	16,195	66,228	—
Acquisition related (1)	6,243	38,940	76,113
Merger and other non-routine transactions, net of insurance recoveries (2)	33,628	199,616	210,543
Property operating	130,855	137,741	23,629
Management fees to affiliates	—	13,888	17,462
General and administrative (3)	149,066	167,428	120,998
Depreciation and amortization	847,611	916,003	210,976
Impairments	305,094	409,991	3,346
Total operating expenses	1,488,692	1,949,835	663,067
Operating income (loss)	67,325	(370,578)	(333,744)
Other (expense) income:
Interest expense	(358,392)	(452,648)	(105,548)
Gain (loss) on extinguishment and forgiveness of debt, net	4,812	(21,869)	—
Other income, net	8,737	82,163	3,824
Reserve for loan loss	(15,300)	—	—
Gain on disposition of interest in joint venture	6,729	—	—
Loss on derivative instruments, net	(1,460)	(10,570)	(67,946)
Gain (loss) on investment securities	65	6,357	(2,206)
Total other expenses, net	(354,809)	(396,567)	(171,876)
Loss before taxes and real estate dispositions	(287,484)	(767,145)	(505,620)
Loss on disposition of real estate, net	(72,311)	(277,031)	—
Loss before taxes	(359,795)	(1,044,176)	(505,620)
Benefit from (provision for) income taxes	36,303	33,264	(2,195)
Net loss	(323,492)	(1,010,912)	(507,815)
Net (income) loss attributable to non-controlling interests (4)	(1,274)	154	—
Net loss attributable to the OP	$(324,766)	$(1,010,758)	$(507,815)

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.43)	$(1.36)	$(2.39)
Distributions declared per common unit	$0.28	$1.03	$1.26
_______________________________________________

(1)
Includes $1.7 million and $37.6 million of expenses incurred during the years ended December 31, 2014 and 2013, respectively, paid to affiliates. No such expenses were incurred during the year ended December 31, 2015.

(2)
Includes $137.8 million and $156.1 million of expenses incurred during the years ended December 31, 2014 and 2013, respectively, paid to affiliates. No such expenses were incurred during the year ended December 31, 2015.

(3)
Includes $16.1 million and $103.2 million of expenses incurred during the years ended December 31, 2014 and 2013, respectively, paid to affiliates. No such expenses were incurred during the year ended December 31, 2015.

(4)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(323,492)	$(1,010,912)	$(507,815)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives	(15,694)	(16,448)	6,946
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	11,706	9,446	4,535
Unrealized (loss) gain on investment securities, net	(997)	9,716	119
Reclassification of previous unrealized gain (loss) on investment securities into net loss	110	(7,652)	—
Total other comprehensive (loss) income	(4,875)	(4,938)	11,600

Total comprehensive loss	(328,367)	(1,015,850)	(496,215)
Comprehensive (income) loss attributable to non-controlling interests (1)	(1,274)	154	—
Total comprehensive loss attributable to the OP	$(329,641)	$(1,015,696)	$(496,215)
_______________________________________________

(1)	Represents loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, December 31, 2012	6,990,328	$163,047	—	$—	184,553,676	$1,489,587	1,621,349	$16,126	$1,668,760	$—	$1,668,760
Issuance of Common OP Units, net (1)	—	—	—	—	78,215,719	1,253,343	—	—	1,253,343	—	1,253,343
Issuance of Common OP Units through distribution reinvestment plan	—	—	—	—	940,737	25,564	—	—	25,564	—	25,564
Offering costs	—	—	—	—	—	(165,531)	—	—	(165,531)	—	(165,531)
Repurchase of Common OP Units	—	—	—	—	(28,319,972)	(358,041)	—	—	(358,041)	—	(358,041)
Issuance of Preferred OP Units	36,037,691	900,942	721,465	16,466	—	—	630,689	14,395	931,803	—	931,803
Excess of ARCT IV Merger consideration over historical cost	—	—	—	—	—	(558,089)	—	—	(558,089)	—	(558,089)
Conversion of Limited Partners’ Common OP Units to General Partner's Common OP units	—	—	—	—	599,233	5,800	(599,233)	(5,800)	—	—	—
Conversion of General Partner’s Preferred Units to General Partner’s Common OP Units	(828,472)	(9,000)	—	—	829,629	9,000	—	—	—	—	—
Issuance of Common OP Units in conversion of Convertible Preferred OP Units Series C	—	—	—	—	1,411,030	17,396	—	—	17,396	—	17,396
Equity-based compensation, net of forfeitures	—	—	—	—	1,004,673	7,962	8,241,100	32,700	40,662	—	40,662
Equity component of convertible debt	—	—	—	—	—	28,559	—	—	28,559	—	28,559
Contribution from Advisor	—	—	—	—	—	2,313	—	—	2,313	—	2,313
Distributions declared	—	—	—	—	—	(259,468)	—	—	(259,468)	—	(259,468)
Issuance of Common OP Units	—	—	—	—	—	—	8,029,545	107,771	107,771	—	107,771
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	(9,014)	(9,014)	—	(9,014)
Non-controlling interests retained in CapLease Merger	—	—	—	—	—	—	—	—	—	567	567
Redemption of OP Units	—	—	—	—	—	—	(91,176)	(1,152)	(1,152)	—	(1,152)
Net loss	—	—	—	—	—	(491,499)	—	(16,316)	(507,815)	—	(507,815)
Other comprehensive income	—	—	—	—	—	11,227	—	373	11,600	—	11,600
Balance, December 31, 2013	42,199,547	$1,054,989	721,465	$16,466	239,234,725	$1,018,123	17,832,274	$139,083	$2,228,661	$567	$2,229,228
Issuance of common OP units, net (1)	—	—	—	—	662,305,318	8,930,263	7,956,297	152,484	9,082,747	—	9,082,747
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	1,108,351	16,046	(1,108,351)	(16,046)	—	—	—
Conversion of Limited Partners' Preferred OP Units to General Partner's Preferred OP Units	634,591	12,677	(634,591)	(12,677)	—	—	—	—	—	—	—
Issuance of Common OP Units	—	—	—	—	(551,664)	(7,690)	—	—	(7,690)	—	(7,690)
Equity-based compensation, net of forfeitures	—	—	—	—	3,433,701	30,261	—	1,600	31,861	—	31,861
Excess tax benefit	—	—	—	—	—	4,458	—	—	4,458	—	4,458
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(824,712)	—	(33,856)	(858,568)	(2,462)	(861,030)
Distributions to Preferred OP Units	—	(70,679)	—	(414)	—	(27,629)	—	—	(98,722)	—	(98,722)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	—	24,766	24,766
Redemption of OP Units	—	—	—	—	—	—	(916,423)	(8,420)	(8,420)	—	(8,420)
Net loss	—	—	—	—	—	(977,185)	—	(33,573)	(1,010,758)	(154)	(1,010,912)
Other comprehensive loss	—	—	—	—	—	(4,768)	—	(170)	(4,938)	—	(4,938)
Balance, December 31, 2014	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Repurchases of common OP Units to settle tax obligation	—	$—	—	$—	(268,414)	$(2,227)	—	$—	$(2,227)	$—	$(2,227)
Equity-based compensation, net of forfeitures	—	—	—	—	(377,623)	14,500	—	—	14,500	—	14,500
Tax shortfall from equity-based compensation	—	—	—	—	—	(764)	—	—	(764)	—	(764)
Distributions to Common OP Units and non-controlling interests	—	—	—	—	—	(249,300)	—	(7,619)	(256,919)	(37,975)	(294,894)
Distributions to Preferred OP Units	—	(71,418)	—	(60)	—	—	—	—	(71,478)	—	(71,478)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	14,859	14,859
Net (loss) income	—	—	—	—	—	(316,353)	—	(8,413)	(324,766)	1,274	(323,492)
Other comprehensive loss	—	—	—	—	—	(4,605)	—	(270)	(4,875)	—	(4,875)
Balance, December 31, 2015	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
_______________________________________________

(1)
Includes $2.2 million and $161.8 million issued to affiliates of the Former Manager (as defined in Note 1 – Organization) for the years ended December 31, 2014 and 2013, respectively. No such expenses were incurred during the year ended December 31, 2015.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(323,492)	$(1,010,912)	(507,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	—	92,884	107,771
Depreciation and amortization	866,549	1,007,164	238,307
Loss on real estate assets and interest in joint venture, net	65,582	277,031	—
Impairments	305,094	409,991	3,346
Reserve for loan loss	15,300	—	—
Equity-based compensation, net of forfeitures	14,500	31,861	100,261
Equity in income of unconsolidated entities	(2,361)	77	—
Distributions from unconsolidated entities	11,352	8,335	—
(Gain) loss on derivative instruments	1,460	10,570	(1,739)
(Gain) loss on investments securities	(65)	(6,357)	2,206
Gain on extinguishment and forgiveness of debt, net	(4,812)	(14,012)	—
Loss on extinguishment of Series C Stock	—	—	13,749
Note receivable issued in legal settlement	—	(15,300)	—
Changes in assets and liabilities:
Investment in direct financing leases	2,035	1,597	2,505
Rent and tenant receivables and other assets, net	(62,356)	(97,125)	(19,851)
Due from affiliates	25,489	(32,821)	—
Accounts payable and accrued expenses	(999)	(16,279)	20,789
Deferred rent, derivative and other liabilities	(45,934)	(99,930)	8,555
Due to affiliates	(329)	(43,887)	43,834
Net cash provided by operating activities	867,013	502,887	11,918
Cash flows from investing activities:
Investments in real estate and other assets	(36,319)	(3,539,906)	(3,520,412)
Acquisition of real estate businesses, net of cash acquired	—	(756,232)	(878,898)
Investment in direct financing leases	—	—	(68,617)
Capital expenditures and leasing costs	(18,569)	(34,687)	(9,755)
Real estate developments	(57,682)	(72,515)	—
Principal repayments received from borrowers	6,921	77,614	442
Investments in unconsolidated entities	—	(2,500)	—
Proceeds from disposition of real estate and joint ventures	1,009,107	1,598,767	—
Investment in leasehold improvements and other assets	(1,911)	(11,890)	(543)
Proceeds from sale of investments and other assets	392	159,752	119,542
Deposits for real estate assets	(16,542)	(265,372)	(101,887)
Uses and refunds of deposits for real estate assets	48,702	347,971	—
Purchases of investment securities	—	—	(81,590)
Line of credit advances to affiliates	(10,000)	(125,000)	—
Line of credit repayments from affiliates	10,000	81,100	—
Investment in loans held for investment	—	(2,952)	—
Change in restricted cash	(1,504)	(8,606)	—
Net cash provided by (used in) investing activities	932,595	(2,554,456)	(4,541,718)
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,445	1,010,219	6,924
Payments on mortgage notes payable and other debt, including extinguishment costs	(184,504)	(1,255,506)	(15,079)
Proceeds from credit facilities	60,000	5,824,000	2,678,800
Payments on credit facilities	(1,784,000)	(5,918,800)	(954,604)
Proceeds from corporate bonds	—	2,545,760	—
Payments of deferred financing costs	(2,436)	(116,373)	(101,196)
Repurchases of common units	(2,227)	(7,690)	(359,193)
Proceeds from issuance of convertible debt	—	—	967,786
Proceeds from issuance of Series C Stock	—	—	445,000
Proceeds from issuances of OP units, net of offering costs	—	1,595,045	1,993,159
Cash payment on settlement of Series C Stock	—	—	(441,353)

VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Proceeds from issuance of Series D Preferred Stock	$—	$—	$287,991
Redemption of Series D Preferred Units	—	(316,126)	—
Contributions from non-controlling interest holders	—	982	30,861
Distributions paid	(235,494)	(950,414)	(243,116)
Windfall tax benefit related to equity-based compensation	—	4,458	—
Payments from affiliates, net	—	—	(376)
Change in restricted cash	—	—	(5,654)
Net cash (used in) provided by financing activities	(2,147,216)	2,415,555	4,289,950
Net change in cash and cash equivalents	(347,608)	363,986	(239,850)
Cash and cash equivalents, beginning of period	416,711	52,725	292,575
Cash and cash equivalents, end of period	$69,103	$416,711	$52,725
The accompanying notes are an integral part of these statements.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 – Organization
VEREIT, Inc., f/k/a American Realty Capital Properties, Inc. (the “General Partner” or “VEREIT”), is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. VEREIT Operating Partnership, L.P., f/k/a ARC Properties Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), is a Delaware limited partnership of which the General Partner is the sole general partner. The board of directors authorized amendments to the General Partner’s Articles of Amendment and Restatement and the Operating Partnership’s Certificate of Limited Partnership to effect name changes from American Realty Capital Properties, Inc. and ARC Properties Operating Partnership, L.P. to VEREIT, Inc. and VEREIT Operating Partnership, L.P., respectively, which became effective July 28, 2015. VEREIT voluntarily delisted its common stock, par value $0.01 per share (“Common Stock”), and its 6.70% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”), from the NASDAQ Global Select Market (the “NASDAQ”) following the close of trading on July 30, 2015 and transferred the listing of its Common Stock and Series F Preferred Stock to the New York Stock Exchange (the “NYSE”) effective July 31, 2015. The Common Stock and Series F Preferred Stock now trade under the trading symbols, “VER” and “VER PRF,” respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with its consolidated subsidiaries, including the OP.
The Company is a full-service real estate operating company with investment management capabilities that operates through two reportable segments, its real estate investment (“REI”) segment and its investment management segment, Cole Capital (“Cole Capital”), as further discussed in Note 4 – Segment Reporting. Through the REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. The Company actively manages its portfolio considering a number of metrics including property type, concentration and key economic factors for appropriate balance and diversity. Through the Cole Capital segment, the Company is responsible for raising capital for and managing the affairs of the Managed REITs (as defined in Note 2 – Summary of Significant Accounting Policies) on a day-to-day basis, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. To support both reportable segments, the Company employs a shared services model pursuant to which its personnel are integral in providing, among other things, transactional and operational functions to the Company’s owned portfolio and the Managed REITs.
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.4% of the common equity interests in the OP as of December 31, 2015 with the remaining 2.6% of the common equity interests owned by certain unaffiliated investors and certain former directors, officers and employees of the Former Manager (defined below). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment’s operations are conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Prior to January 8, 2014, the Company was externally managed by ARC Properties Advisors, LLC (the “Former Manager”) on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management activities which were performed by the Company’s employees. In August 2013, the General Partner’s board of directors determined that it was in the best interests of the Company and its stockholders to become self-managed, and the Company completed its transition to self-management on January 8, 2014.
On March 2, 2015, the General Partner filed restated consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the interim periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013, and the OP restated and amended its consolidated financial statements and related financial information as of and for the fiscal years ended December 31, 2013 and 2012 and the interim periods ended June 30, 2014 and 2013 (collectively, the “Restatement”) to correct errors that were identified as a result of a previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”), as well as certain other errors that were identified by the Company. In addition, the Restatement reflected corrections of certain immaterial errors and certain previously identified errors that the Company became aware of during the normal course of business and were determined to be immaterial, both individually and in the aggregate, when the consolidated financial statements were originally issued. This restated and corrected data and the restated financial statements for the year ended December 31, 2013 and the interim periods ended March 31, 2014 and 2013, June 30, 2014 and 2013 and September 30, 2013 are included in these consolidated financial statements and accompanying notes.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both December 31, 2015 and 2014, there were approximately 23.8 million Limited Partner OP Units outstanding.
During the year ended December 31, 2015, the Company early adopted the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update, (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), as described in the “Recent Accounting Pronouncements” section below, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current U.S. GAAP, including certain consolidation criteria for a variable interest entity (“VIE”). For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate these VIEs based on standards set forth in U.S. GAAP as described above.
Reclassification
As described below, the following items previously reported have been reclassified to conform with the current period’s presentation.
The other debt balance from the prior years has been combined in the consolidated balance sheets and consolidated statements of cash flows into the captions mortgage notes payable and other debt, net and payments on mortgage notes payable and other debt, respectively. State income taxes previously included in general and administrative expenses and federal and state income taxes previously included in other income, net have been combined into the caption (provision for) benefit from income taxes in the consolidated statements of operations. Additionally, the gain on forgiveness of debt previously included in other income, net has been combined into the caption gain (loss) on extinguishment and forgiveness of debt, net.
Further, the designated derivatives, fair value adjustments line item from the prior years has been disaggregated within the consolidated statements of other comprehensive loss into the captions unrealized loss on interest rate derivatives and amount of loss reclassified from accumulated other comprehensive loss into income as interest expense. These captions were previously included within the notes to consolidated financial statements.
Lastly, in connection with the Company’s early adoption of the FASB ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as discussed in the “Recent Accounting Pronouncements” section below, the Company has applied the new guidance retrospectively and modified the presentation of debt issuance costs related to a recognized debt liability to be presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability (specifically relating to mortgage notes payable, other debt, corporate bonds, convertible debt and the term portion of the credit facility for the Company), rather than presenting the costs as an asset, for all periods presented. The amounts reclassified from the rent and tenant receivables and other assets, net line item to the respective debt liability on the Company’s consolidated balance sheets as of December 31, 2015 and 2014 are $62.7 million and $88.0 million, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Significant Accounting Estimates”, management makes significant estimates regarding goodwill and intangible asset impairments, real estate investment impairment, loans held for investment, program development costs, allocation of purchase price of business combinations and income taxes as well as the consolidation of equity investments.
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
Assets Held for Sale
Upon classifying a real estate investment as held for sale, the Company will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. As of December 31, 2015, 17 properties were classified as held for sale. As of

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

December 31, 2014, two properties were classified as held for sale, which were sold during the first quarter of 2015. See Note 6 – Real Estate Investments for further discussion regarding properties held for sale.
If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify the property as held and used. The Company measures and records a property that is reclassified as held and used at the lower of (i) its carrying value before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.
Development Activities
Project costs and expenses, which include interest expense, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings, fixtures and improvements and are depreciated over their respective useful lives.
Investment in Unconsolidated Entities
Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures as of December 31, 2015 and 2014 consisted of the Company’s interest in three joint ventures that owned three properties and the Company’s interest in six joint ventures that owned six properties, respectively, (the “Unconsolidated Joint Ventures”). As of December 31, 2015 and 2014, the Company owned aggregate equity investments of $52.8 million and $94.2 million, respectively, in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income from the Unconsolidated Joint Ventures in other income, net in the consolidated statements of operations. During the years ended December 31, 2015 and 2014, the Company recognized $2.3 million and $1.5 million, respectively, of net income from the Unconsolidated Joint Ventures. See Note 6 – Real Estate Investments for further discussion on investments in Unconsolidated Joint Ventures.
Managed REITs
In conjunction with its Cole Merger (defined below), the Company acquired equity interests in the following publicly registered, non-traded REITs: Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Corporate Income Trust, Inc. (“CCIT”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); Cole Credit Property Trust V, Inc. (“CCPT V”); and other real estate offerings in registration (collectively with CCPT IV, CCIT, INAV and CCIT II, the “Managed REITs”). As of December 31, 2015 and 2014, the Company owned aggregate equity investments of $4.1 million and $3.9 million, respectively, in the Managed REITs and other affiliated offerings. On January 29, 2015, CCIT merged with Select Income REIT and was no longer managed by Cole Capital. Prior to the CCPT Acquisition Date (defined below), Cole Credit Property Trust, Inc., a Maryland corporation (“CCPT”), was a Managed REIT and accounted for using the equity method. As of the CCPT Acquisition Date, the Company had a de minimis equity investment in CCPT. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions. The Company records its proportionate share of net income from the Managed REITs in other income, net in the consolidated statements of operations. During the years ended December 31, 2015 and 2014, the Company recognized $46,000 of net income and $1.6 million of net loss, respectively, from the Managed REITs. See Note 18 – Related Party Transactions and Arrangements for further discussion on the Managed REITs.
Allocation of Purchase Price of Business Combinations including Acquired Properties
In accordance with the guidance for business combinations, the Company determines whether a transaction or other event is a business combination. If the transaction is determined to be a business combination, the Company determines if the transaction is considered to be between entities under common control. The acquisition of an entity under common control is accounted for on the carryover basis of accounting whereby the assets and liabilities of the acquired company are recorded on the same basis as they were carried by the acquired company on the merger date. All other business combinations are accounted for by applying the acquisition method of accounting. Under the acquisition method, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at fair value. In addition, the Company evaluates the

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition related costs and fees associated with business combinations and asset acquisitions.
The Company allocates the purchase price of acquired properties and businesses accounted for under the acquisition method of accounting to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases.
Amounts allocated to buildings, fixtures and improvements are based on cost segregation studies performed by independent third parties or the Company’s analysis of comparable properties in its portfolio.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. The Company also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses.
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
The fair value of investments and debt are valued using techniques consistent with those disclosed in Note 10 – Fair Value Measures, depending on the nature of the investment or debt. The fair value of all other assumed assets and liabilities is based on the best information available.
The value of in-place leases is amortized over the initial term of the respective leases, which range primarily from two to 20 years. If a tenant terminates its lease, then the unamortized portion of the in-place lease value is charged to expense.
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
Leasehold Improvements and Property and Equipment
The Company leases its corporate office facilities under operating leases. Leasehold improvements related to these are recorded at cost less accumulated amortization. Leasehold improvements are amortized over the lesser of the estimated useful life or remaining lease term.
Property and equipment, which primarily include computer hardware and software, are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, which range from five to seven years. The Company reassesses the useful lives of its property and equipment and adjusts the future monthly depreciation expense based on the new useful life, as applicable. If the Company disposes of an asset, the asset and related accumulated depreciation are written off upon disposal.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

In the event the Company disposes of a property that constitutes a business under U.S. GAAP, the Company will allocate a portion of the REI segment’s goodwill to that property in determining the gain or loss on the disposal of the property. The amount of goodwill allocated to the business will be based on the relative fair value of the business to the fair value of the reporting unit. The REI segment and the Cole Capital segment each comprise one reporting unit.
Impairments
Real Estate Assets
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company recorded impairment charges of $91.8 million related to 202 properties for the year ended December 31, 2015 and impairment charges of $100.5 million related to 16 properties for the year ended December 31, 2014. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 10 – Fair Value Measures. See also Note 6 – Real Estate Investments for further discussion regarding real estate investment activity.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. The Company recorded impairment charges to goodwill of $139.7 million and $223.1 million related to the Cole Capital reporting unit for the years ended December 31, 2015 and 2014, respectively. The assumptions and uncertainties utilized in the evaluation of the impairment of goodwill are discussed in detail in Note 10 – Fair Value Measures. Goodwill activity by segment is also discussed in Note 5 – Goodwill and Other Intangibles.
Intangible Assets
The Company evaluates intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company tests intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the intangible assets to their respective fair values and recognize an impairment loss.
The Company’s intangible assets primarily consist of management and advisory contracts that the Company has with certain Managed REITs. The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Managed REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. The Company recorded impairment charges to intangible assets of $73.7 million and $86.4 million for the years ended December 31, 2015 and 2014, respectively. The assumptions and uncertainties utilized in the evaluation of the impairment of intangibles are discussed in detail in Note 10 – Fair Value Measures. Intangible assets are also discussed in Note 5 – Goodwill and Other Intangibles.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the years ended December 31, 2015 and 2014.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If this review indicates that the carrying value of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of leasehold improvements and property and equipment for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of leasehold improvements and property and equipment were identified during the years ended December 31, 2015 and 2014.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Restricted Cash
The Company had $59.8 million and $62.7 million, respectively, in restricted cash as of December 31, 2015 and 2014. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. Included in restricted cash at December 31, 2015 was $47.9 million in lender reserves and $11.9 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2014 was $36.9 million in lender reserves and $25.8 million held in restricted lockbox accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company.
Investment in Direct Financing Leases
The Company has acquired certain properties that are subject to leases that qualify as direct financing leases in accordance with U.S. GAAP due to the significance of the lease payments from the inception of the leases compared to the fair value of the property or due to bargain purchase options. Investments in direct financing leases represent the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term. The fair value of the remaining lease payments is estimated using a discounted cash flow analysis based on interest rates that would represent the Company’s incremental borrowing rate for similar types of debt. The expected residual property value at the end of the lease term is estimated using market data and assessments of the remaining useful lives of the properties at the end of the lease terms, among other factors. Income from direct financing leases is calculated using the effective interest method over the remaining term of the lease.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Loans Held for Investment
The Company classifies its loans as long-term investments as the Company intends to hold the loans for the foreseeable future or until maturity. Loan investments are carried on the Company’s consolidated balance sheets at amortized cost (unpaid principal balance adjusted for unearned discount or premium and loan origination fees), net of any allowance for loan losses. Discounts or premiums and loan origination fees are amortized as a component of interest income using the effective interest method over the life of the loan. From time to time, the Company may determine to sell a loan in which case it must reclassify the asset as held for sale. Loans held for sale are carried at the lower of cost or estimated fair value. As of December 31, 2015 and 2014, the Company owned 10 and 14 loans held for investment, respectively.
The Company evaluates its loan investments for possible impairment on a quarterly basis. The Company evaluated the collectability of an unsecured note due from an affiliate of the Former Manager during the three months ended December 31, 2015, as discussed in Note 8 – Loans Held for Investment and Note 18 – Related Party Transactions and Arrangements. The Company focused on assessing the liquidity of the borrower, the lien position of the note and the contractual obligations of the borrower. Based on the analysis, the Company concluded that it was unlikely that the unsecured note will be repaid and recorded a reserve for loan loss equal to the $15.3 million carrying value of the note for the three months ended December 31, 2015.
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
The Company estimates fair value on all securities investments quarterly based on a variety of inputs. Under applicable accounting guidance, securities where the fair value is less than the Company’s cost are deemed impaired and, therefore, must be measured for other-than-temporary impairment. If an impaired security (i.e., fair value below cost) is intended to be sold or required to be sold prior to expected recovery of the impairment loss, the full amount of the loss must be charged to earnings as an other-than-temporary impairment. Otherwise, temporary impairment losses are charged to other comprehensive income (loss).
In estimating credit or other-than-temporary impairment losses, management considers a variety of factors, including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. From the period the Company acquired the CMBS through December 31, 2015, the Company had no other-than-temporary impairment losses. See Note 7 – Investment Securities, at Fair Value for further discussion.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. As discussed in “Reclassifications” and “Recent Accounting Pronouncements” in this note, the Company historically presented the costs as an asset for the respective financing agreements. These costs were amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs were written off when the associated debt was refinanced or repaid before maturity. Pursuant to FASB ASU 2015-03, the presentation of all deferred financing costs, other than those associated with the revolving credit facility, has been reclassified such that the debt issuance costs related to a recognized debt liability is presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. The presentation of deferred financing costs relating to the revolving credit facility, however, is not addressed in the guidance and the Company has not reclassified such costs. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets and as discussed in Note 9 – Rent and Tenant Receivables and Other Assets, Net relate only to the revolving credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2015 and 2014, the Company had $26.1 million and $38.2 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

During the year ended December 31, 2015 and 2014, the Company wrote off $0.5 million and $6.6 million, respectively, of deferred financing costs upon early repayment of various mortgages which are included in extinguishment of debt, net in the accompanying consolidated statements of operations. During the year ended December 31, 2014, the Company also wrote off $64.2 million of deferred financing costs in connection with the execution of the various credit facility amendments and certain financing arrangements that did not close, primarily the termination of the available commitments from Barclays Bank PLC and other committed parties for up to $2.1 billion in senior secured term loans (the “Barclays Facility”), which is included in interest expense in the accompanying consolidated statements of operations.
Convertible Debt
On July 29, 2013, the Company issued $300.0 million of Convertible Senior Notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes through a reopening of the indenture relating to the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million of Convertible Senior Notes due 2020 (the “2020 Convertible Notes and, together with the 2018 Convertible Notes, the “Convertible Notes”). The 2018 Convertible Notes mature on August 1, 2018 and the 2020 Convertible Notes mature on December 15, 2020. The Convertible Notes are convertible into cash or shares of the Company’s Common Stock at the Company’s option. In accordance with U.S GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the respective issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the respective term of the Convertible Notes.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statements of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Revenue Recognition – REI
The Company’s revenues, which primarily consist of rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in rent and tenant receivables and other assets, net, in the consolidated balance sheets. See Note 9 – Rent and Tenant Receivables and Other Assets, Net. Cost recoveries from tenants are included in operating expense reimbursements in the consolidated statements of operations in the period the related costs are incurred. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2015 and 2014, the Company had $67.2 million and $57.8 million, respectively, of deferred rental income, which is included in deferred rent, derivative, and other liabilities in the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets or record a direct write-off of the receivable in the consolidated statements of operations. As of December 31, 2015 and 2014, the Company maintained an allowance for uncollectible accounts of $6.6 million and $2.5 million, respectively.
Revenue Recognition – Cole Capital
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Managed REITs’ offerings and the investment and management of their respective assets, in accordance with the respective dealer manager and advisory agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and advisory, asset and property management fees as services are performed. The Company also earns property management, asset management and disposition fees from certain joint ventures and other real estate programs. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commissions and dealer manager reimbursements are recorded as revenue as the expenses are incurred, as long as reimbursement is reasonably assured. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. Refer to Note 18 – Related Party Transactions and Arrangements for further discussion.
Contingent Rental Income
The Company owns certain properties that have associated leases that require the tenant to pay contingent rental income based on a percentage of the tenant’s sales after the achievement of certain sales thresholds, which may be monthly, quarterly or annual targets. As a lessor, the Company defers the recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved, or until such sales upon which percentage rent is based are known.
Program Development Costs
The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Managed REITs, as further discussed in Note 18 – Related Party Transactions and Arrangements. The reimbursement of these expenses by the Managed REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreements and charters. Such expenses paid by the Company on behalf of the Managed REITs in excess of these limits that are expected to be collected are recorded as program development costs, which are included in rent and tenant receivables and other assets, net on the consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. During the three months ended December 31, 2015 and 2014, the Company assessed the expected collectability of the program development costs based on assumptions used to evaluate goodwill and intangible asset impairments and recorded additional reserves for uncollectible amounts of $11.3 million and $13.1 million, respectively, which was recorded to general and administrative expenses in the consolidated statements of operations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Acquisition Related Expenses and Merger and Other Non-routine Transaction Related Expenses
All costs incurred as a result of a business combination are classified as acquisition related expenses or merger and other non-routine transaction related expenses and expensed as incurred. Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions, including purchases of portfolios. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicate that the activities driving the cost directly relate to activities necessary to complete, or effect, self-originating purchases are classified as acquisition related expenses.
Similar costs incurred in relation to mergers, which are not considered self-originating purchases, and other non-routine transaction related expenses are included in merger and other non-routine transactions in the consolidated statements of operations. Merger and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Year Ended December 31,
	2015		2014		2013
Merger related expenses:
Strategic advisory services	$—		$35,765		$62,332
Transfer taxes	(2,509)		5,109		8,931
Legal fees and expenses	—		5,464		15,081
Personnel costs and other reimbursements	—		751		3,612
Multi-tenant spin off	—		7,450		—
Other fees and expenses	—		1,676		8,450
Other non-routine transaction related expenses:
Post-transaction support services	—		14,251		4,000
Subordinated distribution fee	—		78,244		98,360
Audit Committee Investigation and related matters (1)	44,242		17,660		—
Furniture, fixtures and equipment	—		14,085		5,800
Legal fees and expenses	2,704	(2)	8,216	(3)	950
Personnel costs and other reimbursements	—		2,718		2,546
Other fees and expenses	632		9,016		481
Total costs incurred	45,069		200,405		210,543
Insurance recoveries	(11,441)		(789)		—
Total	$33,628		$199,616		$210,543
___________________________________

(1)
Includes all fees and costs associated with the Audit Committee Investigation and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s indemnification obligations.

(2)
For the year ended December 31, 2015, legal fees and expenses primarily relate to fees incurred in connection with a legal matter resolved in early 2014, which the Company received invoices for in 2015.

(3)	Prior period legal fees and expenses were impacted by the reclassifications, as described above, to conform to the manner of presentation in the current period.
Due from Affiliates
The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 18 – Related Party Transactions and Arrangements for further explanation.
Equity-based Compensation
The Company has an equity-based incentive award plan for non-executive directors, officers, other employees and independent contractors who are providing services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under the guidance for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 17 – Equity-based Compensation for additional information on these plans.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Per Share Data
Income (loss) per basic share of Common Stock is calculated by dividing net income (loss) less dividends on unvested restricted shares of Common Stock and dividends on preferred stock by the weighted-average number of shares of Common Stock issued and outstanding during such period. Diluted income (loss) per share of Common Stock considers the effect of potentially dilutive shares of Common Stock outstanding during the period.
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital. The identification of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 4 – Segment Reporting for further discussion.
Income Taxes
The General Partner currently qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income.
The OP is classified as a partnership for U.S. federal income tax purposes. As a partnership, the OP is not a taxable entity for U.S. federal income tax purposes. Instead, each partner in the OP is required to take into account its allocable share of the OP’s income, gains, losses, deductions and credits for each taxable year. However, the OP may be subject to certain state and local taxes on its income and property.
As of December 31, 2015, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2011 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital segment through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an amendment to ASU 2014-09 was issued to defer the effective date for all entities by one year. For public business entities, certain not-for-profit entities and certain employee benefit plans, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard on its financial statements.
In February 2015, the FASB issued ASU No. 2015-02, which eliminates the deferral of Financial Accounting Standard (“FAS”) No.167, Amendments to FASB Interpretation No. 46(R), modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes require re-evaluation of the consolidation conclusion for certain entities and require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. As disclosed above, the Company elected to early adopt ASU 2015-02 during the third quarter of 2015. The adoption had no material impact on the interests in joint venture arrangements, Managed REITs and other arrangements and therefore had no impact on the previous or current reporting periods’ statements of financial position, results of operations, or retained earnings.
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the costs as an asset. Amortization of the issuance costs is to be treated as interest expense. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures will include the face amount of the debt liability and the effective interest rate. For public companies, ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively to all prior periods presented in the financial statements, with early adoption permitted. The Company elected to early adopt this guidance during the fourth quarter of 2015. An entity is required in the year of adoption to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items. See the reclassification discussion above for further information.
The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of such authoritative guidance, ASU 2015-15 states that an entity may defer presenting debt issuance costs as an asset and subsequently amortizing that deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This update became effective upon announcement on June 18, 2015. As such, the Company’s evaluation of the guidance concludes that all debt issuance costs will be netted against debt, with the exception of costs related to the revolving line of credit, due to its variability.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The update eliminates the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The ASU is applied prospectively to adjustments to provisional amounts that occur after the effective date. The amendment will be considered by the Company for any future business combinations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

In January 2016, the FASB, issued ASU 2016-01, Financial Instruments (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that this new guidance will have on its financial statements.
Note 3 – Mergers with Real Estate Businesses
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
Upon the closing of the ARCT III Merger, the Company paid an aggregate of $350.4 million in cash for holders holding 29.2 million in shares that elected cash consideration, or 16.5% of the then outstanding holders of shares of ARCT III’s common stock (which was equivalent to 27.7 million shares of the Company’s Common Stock based on the ARCT III Exchange Ratio). In addition, 140.7 million shares of the Company’s common stock were issued in exchange for 148.1 million shares of ARCT III’s common stock adjusted for the ARCT III Exchange Ratio. In accordance with the LPA, the OP issued a corresponding number of General Partner OP Units to the Company when the Company issued Common Stock to former common stockholders of ARCT III.
Upon the consummation of the ARCT III Merger, American Realty Capital Trust III Special Limited Partner, LLC (the “ARCT III Special Limited Partner”), the holder of the special limited partner interest in the ARCT III OP, was entitled to subordinated distributions of net sales proceeds from the ARCT III OP, which resulted in the issuance of units of limited partner interests in the ARCT III OP. After applying the ARCT III Exchange Ratio, this distribution resulted in the issuance of an additional 7.3 million OP Units to affiliates of the Former Manager. The parties had agreed that such OP Units would be subject to a minimum one-year holding period from the date of issuance before being redeemable by the holder for cash or, at the option of the Company, Common Stock of the Company.
Also in connection with the ARCT III Merger, the Company entered into an agreement with the Former Manager and its affiliates to internalize certain functions performed by them prior to the ARCT III Merger, reduce certain fees paid to affiliates and pay certain merger related fees. See Note 18 – Related Party Transactions and Arrangements.
Accounting Treatment for the ARCT III Merger
The Company and ARCT III, from inception to the ARCT III Merger Date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had significant ownership interests in the Company and ARCT III through the ownership of shares of common stock and other equity interests. In addition, the advisors of the Company and ARCT III were contractually eligible to receive potential fees for their services to both companies, including asset management fees, incentive fees and other fees, and continued to receive fees from the Operating Partnership, on behalf of the Company, prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the significant activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT III Merger Date. In addition, U.S. GAAP requires the Company

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

to present historical financial information as if the merger had occurred as of the earliest period of common control. Therefore, the accompanying consolidated financial statements, including the notes thereto, are presented as if the ARCT III Merger had occurred at the earliest period presented.
CapLease, Inc. Merger
On May 28, 2013, the Company entered into an Agreement and Plan of Merger (the “CapLease Merger Agreement”) with CapLease Inc., a Maryland corporation (“CapLease”), and certain subsidiaries of each company. The CapLease Merger Agreement provided for the merger of CapLease with and into a subsidiary of the Company (the “CapLease Merger”).
On November 5, 2013, the Company consummated the CapLease Merger. Pursuant to the terms of the CapLease Merger Agreement, each outstanding share of common stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Each outstanding share of preferred stock of CapLease, other than shares owned by the Company, CapLease or any of their respective wholly owned subsidiaries, was converted into the right to receive an amount in cash equal to the sum of $25.00 plus all accrued and unpaid dividends on such shares of preferred stock. In addition, in connection with the merger of Caplease, LP with and into the OP, each outstanding unit of equity ownership of CapLease’s operating partnership, other than units owned by CapLease, the OP, or any other of their respective wholly owned subsidiaries, was converted into the right to receive $8.50. Shares of CapLease’s outstanding restricted stock were accelerated and became fully vested, and restricted stock and any outstanding performance shares were fully earned and received $8.50 per share. In total, cash consideration of $920.7 million was paid to CapLease’s common and preferred shareholders.
Accounting Treatment for the CapLease Merger
The CapLease Merger has been accounted for under the acquisition method of accounting in accordance with U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CapLease were recorded, as of the acquisition date, at their respective fair values. Any excess of purchase price over the fair values was recorded as goodwill. Results of operations for CapLease are included in the Company’s consolidated financial statements from the date of acquisition.
Purchase Price Allocation of the CapLease Merger
The purchase price includes a cash payment of $920.7 million, which was funded by the Company through additional borrowings under its revolving credit facility and the credit facility assumed from CapLease.
Initially, the purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their preliminary fair values. During the three months ended December 31, 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which decreased the fair value of the identifiable mortgage notes payable assumed by the Company in the amount of $27.3 million, resulting in a $27.3 million increase in goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed in the CapLease Merger as of the CapLease Merger date (in thousands):

As of CapLease Merger Date
Fair value of merger consideration	$920,697

Identifiable assets acquired at fair value:
Land	235,843
Buildings, fixtures and improvements	1,596,481
Land and construction in process	12,352
Acquired intangible lease assets	191,964
Total real estate investments	2,036,640
Cash and cash equivalents	41,799
Investment securities	60,730
Loans held for investment	26,457
Restricted cash	29,119
Rent and tenant receivables and other assets, net	21,574
Total identifiable assets purchased	$2,216,319

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

As of CapLease Merger Date
Identifiable liabilities assumed at fair value:
Mortgage notes payable	$1,010,171
Secured credit facility	121,000
Other debt	114,208
Below-market leases	57,058
Derivative liabilities	158
Accounts payable and accrued expenses	49,291
Deferred rent, derivative and other liabilities	8,619
Total liabilities assumed	1,360,505

Non-controlling interests	567

Net identifiable assets acquired	855,247
Goodwill	65,450
Net assets acquired	$920,697
The fair value of real estate investments and below-market leases were estimated by the Company with the assistance of third-party valuation firms. The estimated fair values of these assets and liabilities totaled $2.0 billion and $57.1 million, respectively, as of the date of the CapLease Merger. The ascribed value of the non-controlling interest was estimated based on the fair value at the CapLease Merger date of the percentage ownership of The Woodlands, Texas development activity not held by the Company.
The fair values of the remaining CapLease assets and liabilities were calculated in accordance with the Company’s policy on purchase price allocation, as discussed in Note 2 – Summary of Significant Accounting Policies.
Goodwill of $65.5 million was assigned to the REI segment. The goodwill recognized is attributed to the enhancement of the Company’s year-round rental revenue stream, expected synergies and the assembled work force at CapLease.
American Realty Capital Trust IV, Inc. Merger
On July 1, 2013, the General Partner entered into an Agreement and Plan of Merger, as amended (the “ARCT IV Merger Agreement”), with ARCT IV, and certain subsidiaries of each company. The ARCT IV Merger Agreement provided for the merger of ARCT IV with and into a subsidiary of the OP (the “ARCT IV Merger”). The ARCT IV Merger was consummated on January 3, 2014 (the “ARCT IV Merger Date”).
Pursuant to the terms of the ARCT IV Merger Agreement, each outstanding share of common stock of ARCT IV, including unvested restricted shares that vested in conjunction with the ARCT IV Merger, was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a share of the Company’s Common Stock (the “ARCT IV Exchange Ratio”) and (iii) 0.5937 of a share of a new series of preferred stock designated as the 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and each outstanding unit of ARCT IV’s operating partnership (each, an “ARCT IV OP Unit”), other than ARCT IV OP Units held by American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”), and American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”) was exchanged for (i) $9.00 in cash, (ii) 0.5190 of a Limited Partner OP Unit and (iii) 0.5937 of a Limited Partner OP Unit designated as Series F Preferred Units (“Limited Partner Series F OP Units”). In total, the Operating Partnership, on the Company’s behalf, paid $651.4 million in cash, the Company issued 36.9 million shares of Common Stock and 42.2 million shares of Series F Preferred Stock to the former ARCT IV shareholders, and the Operating Partnership issued 0.7 million units of Limited Partner Series F OP units and 0.6 million Limited Partner OP Units to the former ARCT IV OP Unit holders in connection with the consummation of the ARCT IV Merger. In addition, each outstanding ARCT IV Class B Unit (as defined below) and each outstanding ARCT IV OP Unit held by the ARCT IV Special Limited Partner and the ARCT IV Advisor was converted into 2.3961 Limited Partner OP Units, resulting in the OP issuing 1.2 million Limited Partner OP Units. In accordance with the LPA, the OP issued a corresponding number of General Partner OP Units and General Partner Series F Preferred Units to the Company when shares of the Company’s Common Stock and Series F Preferred Stock were issued to former common stockholders of ARCT IV, respectively.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

On January 3, 2014, the OP entered into a contribution and exchange agreement with the ARCT IV OP, the ARCT IV Special Limited Partner and ARC Real Estate Partners, LLC (“ARC Real Estate”), an entity under common ownership with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment, received a subordinated distribution of net sales proceeds from the ARCT IV OP equal to $63.2 million. Pursuant to the contribution and exchange agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on a price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in merger and other non-routine transactions in the accompanying consolidated statements of operations for the year ended December 31, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million Limited Partner OP Units after application of the exchange ratio of 2.3961 per ARCT IV OP Unit. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these Limited Partner OP Units before being redeemable by the holder for cash or, at the option of the General Partner, the Common Stock of the Company.
In addition, as part of the contribution and exchange agreement, ARC Real Estate contributed $750,000 in cash to the ARCT IV OP, effective prior to the consummation of the ARCT IV Merger, in exchange for ARCT IV OP Units. Upon the consummation of the ARCT IV Merger, these equity units converted at an exchange ratio of 2.3961 Limited Partner OP Units per ARCT IV OP Unit, resulting in the Operating Partnership issuing 0.1 million Limited Partner OP Units to ARC Real Estate.
Accounting Treatment for the ARCT IV Merger
The Company and ARCT IV, from inception to the ARCT IV Merger Date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of ARC. ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock, OP Units and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies, including asset management fees, incentive fees and other fees and had continued to receive fees from the OP prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger Date. In addition, U.S. GAAP requires the Company to present historical financial information as of the earliest period of common control. Therefore, the accompanying consolidated financial statements, including the notes thereto, are presented as if the ARCT IV Merger, including the impact of the equity transactions entered into to consummate the merger, had occurred at the earliest period presented.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, the Company and a wholly owned subsidiary entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole Real Estate Investments, Inc. (“Cole”), a publicly traded Maryland corporation. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of the Company (the “Cole Merger”). The Cole Merger was consummated on February 7, 2014 (the “Cole Acquisition Date”).
Pursuant to the terms of the Cole Merger Agreement, each share of common stock of Cole issued and outstanding immediately prior to the effectiveness of the Cole Merger, including unvested restricted stock units and performance stock units that vested in conjunction with the Cole Merger, other than shares owned by the Company, any subsidiary of the Company or any wholly owned subsidiary of Cole, was converted into the right to receive either (i) 1.0929 shares of the Company’s Common Stock (the “Stock Consideration”) or (ii) $13.82 in cash (the “Cash Consideration” and together with the Stock Consideration, the “Merger Consideration”). Holders of approximately 98% of outstanding Cole shares elected to receive the Stock Consideration and holders of approximately 2% of outstanding Cole shares elected to receive the Cash Consideration, pursuant to the terms of the Cole Merger Agreement, resulting in the Company issuing approximately 520.8 million shares of Common Stock and paying $181.8 million in cash to Cole’s shareholders based on their elections. In accordance with the LPA, the Operating Partnership issued a corresponding number of General Partner OP Units to the Company when shares of the Company’s Common Stock were issued to former common stockholders of Cole.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

In addition, the Company issued approximately 2.8 million shares of Common Stock, in the aggregate, to certain executives of Cole pursuant to letter agreements entered into between the Company and such individuals, concurrently with the execution of the Cole Merger Agreement. Additionally, effective as of the Cole Acquisition Date, the Company issued, but had not yet allocated, 0.4 million shares with dividend equivalent rights commensurate with the Company’s Common Stock. In accordance with the LPA, the Operating Partnership issued a corresponding number of General Partner OP Units to the Company when shares of the Company’s Common Stock were issued to former executives of Cole.
The fair value of the consideration transferred at the Cole Acquisition Date totaled $7.5 billion and consisted of the following (in thousands):

As of Cole Acquisition Date
Fair value of consideration transferred:
Cash	$181,775
Common Stock	7,285,868
Total consideration transferred	$7,467,643
The fair value of the 520.8 million shares of Common Stock issued, excluding those shares of Common Stock transferred to former Cole executives, was determined based on the closing market price of the Company’s Common Stock on the Cole Acquisition Date.
Accounting Treatment for the Cole Merger
The Cole Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Cole were recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values was recorded as goodwill. Results of operations for Cole are included in the Company’s consolidated financial statements subsequent to the Cole Acquisition Date.
Purchase Price Allocation of Cole Merger
Initially, the purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their preliminary fair values. During the three months ended December 31, 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which decreased the fair value of the identifiable management and advisory contracts with the Managed REITs and corresponding deferred tax liability by $80.4 million and $30.7 million, respectively, and an increase of $49.6 million to goodwill as of the Cole Acquisition Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Cole Acquisition Date (in thousands):

As of Cole Acquisition Date
Identifiable assets acquired at fair value:
Land	$1,737,839
Buildings, fixtures and improvements	5,901,827
Acquired intangible lease assets	1,324,217
Total real estate investments	8,963,883
Investment in unconsolidated entities	103,966
Investment securities, at fair value	151,197
Loans held for investment, net	72,326
Cash and cash equivalents	149,965
Restricted cash	15,704
Intangible assets	305,000
Deferred costs and other assets	94,667
Due from affiliates	3,301
Total identifiable assets acquired	$9,860,009

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

As of Cole Acquisition Date
Identifiable liabilities assumed at fair value:
Mortgage notes payable, net	$2,706,585
Credit facilities	1,309,000
Other debt	49,013
Below-market lease liabilities	212,433
Accounts payable and accrued expenses	142,243
Deferred rent, derivative and other liabilities	204,558
Dividends payable	6,271
Due to affiliates	44,242
Total liabilities assumed	4,674,345

Non-controlling interests	24,766

Net identifiable assets acquired	5,160,898
Goodwill	2,262,547
Net assets acquired	$7,423,445
The fair values of real estate investments, including acquired lease intangibles, and below-market lease liabilities allocated to the REI segment were estimated by the Company with the assistance of a third-party valuation firm. The estimated fair values of these assets and liabilities total $9.0 billion and $212.4 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities.
Goodwill of $1.7 billion was assigned to the REI segment. The goodwill recognized was attributed to the enhancement of the Company’s year-round rental revenue stream, realized and expected synergies, the impact of the merger on lowering the Company’s cost of capital, as well as the benefits of critical mass, improved portfolio diversification and enhanced access to capital markets. Goodwill of $608.5 million was assigned to the Cole Capital segment. The goodwill was primarily supported by management’s belief that Cole Capital brings an established management platform with numerous strategic benefits including growth from new income streams and the ability to offer new products. None of the goodwill is expected to be deductible for income tax purposes.
The fair value of the remaining Cole assets and liabilities were calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in Note 2 – Summary of Significant Accounting Policies.
The amounts of revenue and net income related to Cole property acquisitions and Cole Capital included in the accompanying consolidated statements of operations from the Cole Acquisition Date to the period ended December 31, 2014 was $814.8 million and $47.3 million respectively.
The unaudited pro forma information in Note 6 – Real Estate Investments is presented as if Cole had been included in the consolidated results of the Company for the entire period ended December 31, 2014.
Cole Credit Property Trust, Inc. Merger
On March 17, 2014, the Company and a wholly owned subsidiary entered into an Agreement and Plan of Merger (the “CCPT Merger Agreement”) with CCPT. The CCPT Merger Agreement provided for the merger of CCPT with and into a direct subsidiary of the Company (the “CCPT Merger”). The CCPT Merger was consummated on May 19, 2014 (the “CCPT Acquisition Date”). The fair value of the consideration transferred at the CCPT Acquisition Date totaled $73.2 million, which was paid in cash.
Pursuant to the CCPT Merger Agreement, the Company commenced a cash tender offer to purchase all of the outstanding shares of common stock of CCPT (the “CCPT Common Stock”) (other than shares owned by CCPT, the Company or any subsidiary of the Company), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated March 31, 2014, and the related Letter of Transmittal (together with any amendments or supplements to the foregoing, the “Offer”), at a price of $7.25 per share (the “Offer Price”), net to the seller in cash, without interest, less any applicable withholding tax. On May 19, 2014, the Company accepted for payment and paid for all shares of CCPT Common Stock that were validly tendered in the Offer. As of the

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

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
At the Effective Time, each share of CCPT Common Stock not purchased in the Offer (other than shares held by CCPT, the Company or any subsidiary of the Company, which were automatically canceled and retired and ceased to exist) was converted into the right to receive an amount, in cash and without interest, equal to the Offer Price.
Accounting Treatment for the CCPT Merger
The CCPT Merger has been accounted for under the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets acquired and liabilities assumed from CCPT were recorded as of the acquisition date at their respective fair values. Any excess of purchase price over the fair values was recorded as goodwill. Results of operations for CCPT are included in the Company’s consolidated financial statements subsequent to the CCPT Acquisition Date.
Fair Value of Consideration Transferred
The fair value of the consideration transferred at the CCPT Acquisition Date totaled $73.2 million, which was paid in cash. The acquisition was funded by the Company through additional borrowings under its revolving credit facility.
Purchase Price Allocation of CCPT Acquisition
The consideration transferred pursuant to the CCPT Merger Agreement was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values as of the CCPT Acquisition Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the CCPT Acquisition Date (in thousands):

As of CCPT Acquisition Date
Identifiable assets acquired at fair value:
Land	$28,258
Buildings, fixtures and improvements	113,296
Acquired intangible lease assets	17,960
Total real estate investments	159,514
Cash and cash equivalents	167
Restricted cash	2,420
Prepaid expenses and other assets	297
Total identifiable assets acquired	$162,398

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

As of CCPT Acquisition Date
Identifiable liabilities assumed at fair value:
Mortgage notes payable	$85,286
Unsecured credit facility	800
Accounts payable and accrued expenses	443
Below-market lease liability	1,752
Due to affiliates	568
Deferred rent and other liabilities	390
Total liabilities assumed	89,239
Net identifiable assets acquired	$73,159
The fair value of real estate investments, including acquired lease intangibles, and below-market lease liabilities were estimated by the Company with the assistance of a third party valuation firm. The estimated fair value of these assets and liabilities total $159.5 million and $1.8 million, respectively. The recorded values represent the estimated fair values related to such assets and liabilities.
The fair value of the remaining CCPT assets and liabilities were calculated in accordance with the Company’s policy on purchase price allocation, as disclosed in Note 2 – Summary of Significant Accounting Policies.
The amounts of revenue and net loss related to the CCPT Merger included in the accompanying consolidated statements of operations from the CCPT Acquisition Date to the period ended December 31, 2014 were $8.2 million and $1.8 million, respectively.
The unaudited pro forma information in Note 6 – Real Estate Investments is presented as if CCPT had been included in the consolidated results of the Company for the entire year ended December 31, 2014.
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
On May 21, 2014, the Company announced that it had reassessed its plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to an affiliate of Blackstone Real Estate Partners VII L.P. (“Blackstone”), expecting to finalize pertinent documentation related thereto within 30 days of such date. The properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, the Company abandoned its proposed spin-off at such time. On June 11, 2014, indirect subsidiaries of the Company entered into an Agreement of Purchase and Sale with BRE DDR Retail Holdings III LLC (the “Blackstone/DDR Joint Venture”), an entity indirectly jointly owned by affiliates of Blackstone and DDR Corp. (“DDR”), pursuant to which the parties subsequently consummated the sale of the Company’s multi-tenant shopping center portfolio. See Note 6 – Real Estate Investments for further discussion on the sale of the properties, which closed on October 17, 2014.
Note 4 – Segment Reporting
The Company has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of December 31, 2015, the

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Company owned 4,435 properties comprising 99.6 million square feet of retail and commercial space located in 49 states, the District of Columbia, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.6% leased with a weighted-average remaining lease term of 10.6 years. In addition, as of December 31, 2015, the Company owned 10 CMBS and 10 loans held for investment.
Cole Capital – Through its Cole Capital segment, the Company is responsible for managing the day-to-day affairs of the Managed REITs, raising capital for those Managed REITs still in offering, identifying and making acquisitions and investments on the Managed REITs’ behalf and recommending to the respective board of directors of each of the Managed REITs an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Managed REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Managed REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings.
The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
REI segment:
Revenues:
Rental income	$1,339,787	$1,271,574	$310,508
Direct financing lease income	2,720	3,603	2,244
Operating expense reimbursements	98,628	100,522	16,571
Total real estate investment revenues	1,441,135	1,375,699	329,323
Operating expenses:
Acquisition related	5,649	35,578	76,113
Merger and other non-routine transactions, net of insurance recoveries	33,628	197,647	210,543
Property operating	130,855	137,741	23,629
Management fees to affiliates	—	13,888	17,462
General and administrative	64,691	76,261	120,998
Depreciation and amortization	817,477	844,743	210,976
Impairment of real estate	91,755	100,547	3,346
Total operating expenses	1,144,055	1,406,405	663,067
Operating income (loss)	297,080	(30,706)	(333,744)
Other (expense) income:
Interest expense	(358,392)	(452,648)	(105,548)
Gain (loss) on extinguishment and forgiveness of debt, net	4,812	(21,869)	—
Other income, net	6,251	79,542	3,824
Reserve for loan loss	(15,300)	—	—
Gain on disposition of interest in joint venture	6,729	—	—
Loss on derivative instruments, net	(1,460)	(10,570)	(67,946)
Gain (loss) on investment securities	65	6,357	(2,206)
Total other expenses, net	(357,295)	(399,188)	(171,876)
Loss before taxes and real estate dispositions	(60,215)	(429,894)	(505,620)
Loss on disposition of real estate, net	(72,311)	(277,031)	—
Loss before taxes	(132,526)	(706,925)	(505,620)
Provision for income taxes	(3,569)	(7,313)	(2,195)
Net loss	$(136,095)	$(714,238)	$(507,815)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

	Year Ended December 31,
	2015	2014	2013
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$24,410	$87,109	$—
Transaction service fees and reimbursements	30,109	64,956	—
Management fees and reimbursements	60,363	51,493	—
Total Cole Capital revenues	114,882	203,558	—
Operating expenses:
Cole Capital reallowed fees and commissions	16,195	66,228	—
Acquisition related	594	3,362	—
Merger and other non-routine transactions, net of insurance recoveries	—	1,969	—
General and administrative	84,375	91,167	—
Depreciation and amortization	30,134	71,260	—
Impairments of goodwill and intangibles	213,339	309,444	—
Total operating expenses	344,637	543,430	—
Operating loss	(229,755)	(339,872)	—
Total other income, net	2,486	2,621	—
Loss before taxes	(227,269)	(337,251)	—
Benefit from income taxes	39,872	40,577	—
Net loss	$(187,397)	$(296,674)	$—

Total Company:
Total revenues	$1,556,017	$1,579,257	$329,323
Total operating expenses	$1,488,692	$1,949,835	$663,067
Total other expense, net	$(354,809)	$(396,567)	$(171,876)
Net loss	$(323,492)	$(1,010,912)	$(507,815)

	Total Assets
	December 31, 2015	December 31, 2014
REI segment	$16,966,729	$19,683,135
Cole Capital segment	439,137	744,001
Total Company	$17,405,866	$20,427,136
Note 5 – Goodwill and Other Intangibles
Goodwill
In connection with the CapLease Merger and the Cole Merger, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. The goodwill recorded as a result of the Cole Merger was allocated between the Company’s two segments, the REI segment and the Cole Capital segment.
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
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The analysis performed for the annual goodwill test during the three months ended December 31, 2015 resulted in an impairment charge of $139.7 million in the Cole Capital reporting unit. See Note 10 – Fair Value Measures for a discussion of the Company’s accounting policies regarding impairments of goodwill.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The following table summarizes the Company’s goodwill activity by segment from January 1, 2013 to December 31, 2015 (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance as of January 1, 2013	$—	$—	$—
CapLease Merger	92,789	—	92,789
Balance as of December 31, 2013	92,789	—	92,789
Cole Merger	1,654,085	558,835	2,212,920
Measurement period adjustments	(27,339)	49,627	22,288
Goodwill allocated to dispositions (1)	(210,139)	—	(210,139)
Impairment	—	(223,064)	(223,064)
Balance as of December 31, 2014	1,509,396	385,398	1,894,794
Goodwill allocated to dispositions and held for sale assets (1)	(98,765)	—	(98,765)
Impairment	—	(139,655)	(139,655)
Balance as of December 31, 2015	$1,410,631	$245,743	$1,656,374
_______________________________________________

(1)	Included in loss on disposition of real estate, net, in the consolidated statements of operations.
Intangible Assets
The intangible assets primarily consisted of management and advisory contracts that the Company has with certain Managed REITs, which are subject to an estimated useful life of approximately four years.
In connection with the annual goodwill impairment test, the fair value of the intangible assets were analyzed during the three months ended December 31, 2015. Based on this analysis, the Company concluded that the carrying value of the intangible assets exceeded the fair value and an impairment charge of $73.7 million was recorded. Prior to the impairment, the Company recorded $22.5 million of amortization expenses related to the intangible assets and $3.4 million subsequent to the impairment. The estimated amortization expense is expected to be $26.1 million, $16.6 million, $4.0 million for each of the years ending December 31, 2016, 2017, 2018, respectively, and $3.8 million for the nine months ended September 30, 2019. See Note 2 – Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairments of intangible assets. The intangible assets were $50.8 million and $150.4 million, net of accumulated amortization of $3.4 million and $16,000, respectively, as of December 31, 2015 and 2014.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of December 31, 2015 and 2014 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	December 31, 2015	December 31, 2014
Intangible lease assets:
In-place leases, net of accumulated amortization of $398,770 and $236,096, respectively	13.6	$1,458,354	$1,816,508
Leasing commissions, net of accumulated amortization of $1,035 and $505, respectively	9.1	4,872	4,205
Above-market leases, net of accumulated amortization of $47,041 and $22,471, respectively	16.0	308,306	355,269
Total intangible lease assets, net		$1,771,532	$2,175,982

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $38,340 and $19,123, respectively	16.8	$251,692	$317,838

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of December 31, 2015 (amounts in thousands):

	2016	2017	2018	2019	2020
In-place leases:
Total to be included in amortization expense	$172,641	$157,734	$144,024	$132,307	$122,660
Leasing Commissions
Total to be included in amortization expense	$720	$693	$506	$434	$413
Above-market lease assets:
Total to be deducted from rental income	$25,901	$25,559	$24,999	$23,037	$22,557
Below-market lease liabilities:
Total to be included in rental income	$21,304	$21,140	$20,804	$19,971	$18,661
Note 6 – Real Estate Investments
The Company acquired controlling financial interests in 16 commercial properties, including nine land parcels for build-to-suit development, for an aggregate purchase price of $36.3 million during the year ended December 31, 2015. During the year ended December 31, 2014, the Company acquired controlling interests in 1,107 commercial properties, including a sale-leaseback transaction of 522 Red Lobster® restaurants and 20 other branded restaurant properties and 31 land parcels, but excluding the properties acquired in the Cole Merger, CCPT Merger and the ARCT IV Merger, for an aggregate purchase price of $3.8 billion. During the year ended December 31, 2013, the Company acquired controlling interests in 1,739 properties, excluding the properties acquired in the Caplease Merger, for an aggregate purchase price of $3.5 billion.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Real estate investments, at cost:
Land	$5,051	$808,930	$883,491
Buildings, fixtures and improvements	26,503	2,494,379	2,311,211
Land and construction in progress	2,140	11,030	—
Total tangible assets	33,694	3,314,339	3,194,702
Acquired intangible assets:
In-place leases	2,580	545,389	334,839
Above-market leases	153	112,484	12,317
Assumed intangible liabilities:
Below-market leases	(108)	(107,185)	(21,446)
Fair value adjustment of assumed notes payable	—	(23,589)	—
Total purchase price of assets acquired	36,319	3,841,438	3,520,412
Mortgage notes payable assumed	—	(301,532)	—
Cash paid for acquired real estate investments	$36,319	$3,539,906	$3,520,412

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The following table presents unaudited pro forma information as if all of the Company’s acquisitions in 2014, including the Cole Merger, the ARCT IV Merger and the CCPT Merger, as discussed in Note 3 – Mergers with Real Estate Businesses, were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $38.8 million and $76.1 million for the years ended December 31, 2014 and 2013, respectively, and merger and other non-routine transaction related expenses of $200.5 million and $210.5 million for the years ended December 31, 2014 and 2013, respectively. Data below is presented in thousands.

	Year Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
Pro forma revenues	$1,853,014	$1,585,511
Pro forma net (loss) attributable to stockholders	$(606,549)	$(478,093)
The following table presents unaudited pro forma information as if the Company’s acquisitions in 2013, including the CapLease Merger discussed in Note 3 – Mergers with Real Estate Businesses, during the year ended December 31, 2013 had been consummated on January 1, 2012. These amounts have been calculated after applying the Company's accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2012. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $76.1 million and $45.1 million for the years ended December 31, 2013 and 2012, respectively, and merger and other transaction related expenses of $278.3 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively (amounts in thousands).

	Year Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
Pro forma revenues	$574,058	$467,434
Pro forma net (loss) attributable to stockholders	$(75,132)	$(15,708)
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
2016	$1,281,206	$4,505
2017	1,254,404	4,105
2018	1,220,730	3,071
2019	1,180,046	2,397
2020	1,140,336	2,023
Thereafter	8,545,006	5,892
Total	$14,621,728	$21,993
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015	December 31, 2014
Future minimum lease payments receivable	$21,993	$27,199
Unguaranteed residual value of property	31,562	39,852
Unearned income	(7,243)	(10,975)
Net investment in direct financing leases	$46,312	$56,076
Development Activities
The Company has contracted with a developer to complete a portfolio of build-to-suit development projects, of which 31 have been completed as of December 31, 2015, for an aggregate cost of $45.1 million to date and the remaining six projects are expected to be completed within the next 12 months. Pursuant to the agreement between the Company and the developer, the Company will acquire the respective land parcel for each development and subsequently pay a fixed construction draw until the project is complete. During the year ended December 31, 2015, two other build-to-suit and expansion projects were completed and placed into service for an aggregate cost of $55.0 million. During the years ended December 31, 2015 and 2014, the Company capitalized $1.2 million and $0.3 million, respectively, of interest expense associated with development projects.The Company is also in the process of completing four other build-to-suit, redevelopment and expansion projects, which are expected to increase its revenue as a result of the additional square footage and improvement of the quality of the properties. Below is a summary of the construction commitments as of December 31, 2015 (dollar amounts in thousands):

Development projects in progress	10

Investment to date	$17,185
Estimated cost to complete (1)	3,660
Total Investment (2)	$20,845
_______________________________________________

(1)	The Company is contractually committed to fund a developer $1.9 million to complete the remaining six build-to-suit developments.

(2)
Excludes tenant improvement costs incurred in accordance with existing leases. As of December 31, 2015, $2.8 million of tenant improvement costs were included in land and construction in progress in the consolidated financial statements.

Property Dispositions and Held for Sale Assets
During the year ended December 31, 2015, the Company disposed of 228 properties, including two properties owned by consolidated joint ventures, for aggregate sales price of $1.4 billion, resulting in consolidated proceeds of $966.1 million after debt assumptions and closing costs. The Company recorded a loss of $72.3 million related to the sales,which included $98.8 million of goodwill allocated in the cost basis of such properties, which is included in loss on disposition of real estate, net in the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company also had one property that had been foreclosed upon with a net book value of $38.2 million at the time of foreclosure. During the year ended December 31, 2014, the Company disposed of 45 single-tenant properties and 65 anchored shopping center properties for aggregate proceeds of $1.6 billion. The Company has no continuing involvement with these properties. The dispositions were not classified as discontinued operations for any period presented.
During the year ended December 31, 2015, the Company also disposed of its interest in one consolidated joint venture, whose only assets consisted of investments in three unconsolidated joint ventures, for an aggregate gross sales price of $77.5 million, of which the Company’s share was $69.8 million based on its ownership interest, resulting in consolidated proceeds of $43.0 million after debt repayment and closing costs. The debt obligation of the consolidated joint venture was held by an unconsolidated entity. The Company recorded a gain of $6.7 million related to the sale of the consolidated joint venture, which is included in gain on disposition of interest in joint venture in the accompanying consolidated statements of operations.
As of December 31, 2014, there were two properties classified as held for sale, both of which were sold during the year ended December 31, 2015. As of December 31, 2015, there were 17 properties (the “2015 Held for Sale Properties”) classified as held for sale. The 2015 Held for Sale Properties are estimated to be sold in the next 12 months as part of the Company’s portfolio management strategy. To reflect the 2015 Held for Sale Properties’ fair values less cost to sell, the Company recorded a loss of $3.2 million, which included $2.1 million of goodwill allocated in the cost basis of such properties, for the year ended December

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

31, 2015. The loss on properties held for sale is included in loss on disposition of real estate, net in the accompanying consolidated statements of operations.
Multi-tenant Shopping Center Portfolio Sale
On October 17, 2014, the Company completed the sale of a portfolio consisting of 64 multi-tenant properties and seven single-tenant properties (the “Multi-tenant Portfolio”) for $1.9 billion to the Blackstone/DDR Joint Venture. The disposition to Blackstone and DDR provided $1.3 billion of net proceeds, of which $1.2 billion were used to reduce the Company’s leverage by paying down the Company’s line of credit. In connection with the sale, $542.8 million of secured mortgage debt was either repaid or assumed by the Blackstone/DDR Joint Venture, providing the Company with $1.3 billion in net proceeds and resulting in a net loss on sale of $262.0 million, which includes $195.5 million of goodwill allocation.
The Multi-tenant Portfolio was not classified as discontinued operations for any periods presented, however, the Company has determined that the Multi-tenant Portfolio is an individually significant component of the Company. The following table summarizes the operating income from continued operations of the Multi-Tenant Portfolio for the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Total revenue	$122,522	$—
Total expenses	(123,776)	—
Loss from Multi-Tenant Portfolio	$(1,254)	$—
Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. See Note 2 – Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the years ended December 31, 2015 and 2014, real estate assets with carrying values totaling $340.0 million and $199.5 million, respectively, were deemed to be impaired and their carrying values were reduced to their estimated fair values of $248.3 million and $99.0 million, respectively, resulting in impairment charges of $91.8 million and $100.5 million, respectively.
Unconsolidated Joint Ventures
As of December 31, 2015, the Company had interests in three unconsolidated joint ventures with aggregate equity investments of $52.8 million, which had interests in three properties comprising 0.9 million of square feet of retail and office space (the “Unconsolidated Joint Ventures”). The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as discussed in detail in Note 2 – Summary of Significant Accounting Policies.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of December 31, 2015 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership % (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$6,591
Cole/LBA JV OF Pleasanton CA, LLC	Affiliate of LBA Realty	90%	32,947
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	13,222
			$52,760
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

(2)
The total carrying amount of the investments is greater than the underlying equity in net assets by $10.0 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

Tenant Concentration
As of December 31, 2015, there were no tenants exceeding 10% of the Company’s consolidated annualized rental income. Annualized rental income is rental revenue under the Company’s leases on operating properties reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by U.S. GAAP, which includes the effect of any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent.
Geographic Concentration
As of December 31, 2015, properties located in Texas represented 13.1% of the Company’s consolidated annualized rental income. There were no other geographic concentrations exceeding 10% of the Company’s consolidated annualized rental income as of December 31, 2015.
Industry Concentration
As of December 31, 2015, tenants in the restaurant - casual dining and manufacturing industries accounted for 16.6% and 10.1% of the Company’s consolidated annualized rental income, respectively. There were no other industry concentrations exceeding 10% of the Company’s consolidated annualized rental income as of December 31, 2015.
Note 7 – Investment Securities, at Fair Value
Investment securities are considered available-for-sale and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity in the consolidated balance sheets unless the securities are considered to be other-than-temporarily impaired at which time the losses are reclassified to expense.
The following tables detail the unrealized gains and losses on investment securities as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$52,115	$2,169	$(980)	$53,304

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$56,459	$2,207	$(20)	$58,646
As of December 31, 2015 and 2014, the Company owned 10 CMBS with an estimated aggregate fair value of $53.3 million and $58.6 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of December 31, 2015, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of December 31, 2015, the fair value of three CMBS were below their amortized cost. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will receive all contractual principal and interest related to these investments.
The scheduled maturity of the Company’s CMBS as of December 31, 2015 is as follows (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Due within one year	$77	$82
Due after one year through five years	23,594	24,622
Due after five years through 10 years	13,440	13,495
Due after 10 years	15,004	15,105
Total	$52,115	$53,304

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Note 8 – Loans Held for Investment
Unsecured Note Reserve
During the three months ended December 31, 2015, the Company assessed the collectability of an unsecured note held with an affiliate of the Former Manager after December’s debt service payment was not paid. The Company assessed the liquidity of the borrower, the lien position of the note and the other obligations of the borrower. Based on the analysis, the Company concluded that it was unlikely that the unsecured note will be repaid and recorded a reserve for loan loss equal to the $15.3 million carrying value of the note for the three months ended December 31, 2015.
Mortgage Notes Receivable
As of December 31, 2015, the Company owned 10 mortgage notes receivable with a weighted-average interest rate of 6.3% and weighted-average years to maturity of 13.7 years. The following table details the mortgage notes receivable as of December 31, 2015 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$26,115	$24,238	5.6%	–	7.2%	March 2016	–	January 2033
The Company’s mortgage notes receivable are comprised primarily of fully-amortizing or nearly fully-amortizing first mortgage loans. The Company has one mortgage note receivable where the Company does not receive monthly payments of principal and interest but rather the interest is capitalized into the outstanding balance that is due at maturity. The mortgage notes receivable are primarily on commercial real estate, each leased to a single tenant. Therefore, the Company’s monitoring of the credit quality of its mortgage notes receivable is focused primarily on an analysis of the tenant, including review of tenant quality and ratings, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan-to-value ratio (principal amount outstanding divided by the estimated value of the property) and its remaining term until maturity.
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to December 31, 2015 (in thousands):

Outstanding Balance
Due within one year	$1,307
Due after one year through five years	5,339
Due after five years through 10 years	6,632
Due after 10 years(1)	16,668
Total	$29,946
____________________________________
(1) Includes additional $3.8 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to December 31, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Note 9 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Accounts receivable, net (1)	$44,798	$66,021
Straight-line rent receivable	161,079	89,355
Deferred costs relating to revolving credit facility, net (2)	26,110	38,199
Prepaid expenses	9,773	15,171
Leasehold improvements, property and equipment, net (3)	18,180	21,351
Restricted escrow deposits	1,190	34,339
Deferred tax asset and tax receivable	25,287	15,924
Program development costs, net (4)	12,855	12,871
Derivative assets, at fair value	1,892	5,509
Other assets	2,473	3,179
Total	$303,637	$301,919
___________________________________

(1)	Allowance for doubtful accounts was $6.6 million and $2.5 million as of December 31, 2015 and 2014, respectively.

(2)	Accumulated amortization for deferred costs related to the revolving credit facility were $19.4 million and $10.8 million as of December 31, 2015 and 2014, respectively.

(3)
Amortization expense for leasehold improvements totaled $2.2 million, $1.3 million and $7,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Accumulated amortization was $2.6 million and $1.2 million as of December 31, 2015 and 2014, respectively. Depreciation expense for property and equipment totaled $2.1 million, $1.6 million and $5,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Accumulated depreciation was $3.7 million and $1.6 million as of December 31, 2015 and 2014, respectively.

(4)	As of December 31, 2015 and 2014, the Company had reserves of $34.8 million and $13.1 million, respectively, relating to the program development costs.
Note 10 – Fair Value Measures
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2015. The Company expects that changes in classifications between levels will be infrequent.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets:
CMBS	$—	$—	$53,304	$53,304
Interest rate swap assets	—	1,892	—	1,892
Total assets	$—	$1,892	$53,304	$55,196
Liabilities:
Interest rate swap liabilities	$—	$(6,922)	$—	$(6,922)

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets:
CMBS	$—	$—	$58,646	$58,646
Interest rate swap assets	—	5,509	—	5,509
Total assets	$—	$5,509	$58,646	$64,155
Liabilities:
Interest rate swap liabilities	$—	$(7,384)	$—	$(7,384)
CMBS – The Company’s CMBS are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management determines that the prices are representative of fair value through its knowledge of and experience in the market. The significant unobservable input used in valuing the CMBS is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. The following risks are included in the consideration and selection of discount rates or market yields: risk of default, rating of the investment and comparable company investments.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The following are reconciliations of the changes in assets and (liabilities) with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2015 and 2014 (in thousands):

CMBS
Beginning balance, December 31, 2014	$58,646
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(977)
Purchases, issuances, settlements and amortization:
Principal payments received	(4,504)
Amortization included in net income	139
Ending Balance, December 31, 2015	$53,304

	CMBS	Series D Preferred Stock Embedded Derivative	Contingent Consideration Arrangements	Total
Beginning balance, December 31, 2013	$60,583	$(16,736)	$—	$43,847
Total gains and losses:
Unrealized gain included in other comprehensive income, net	8,731	—	—	8,731
Changes in fair value included in net loss	—	(13,594)	3,292	(10,302)
Purchases, issuances, settlements and amortization:
Fair value at purchase/issuance	151,197	—	(3,606)	147,591
Sale of CMBS acquired in the Cole Merger	(158,637)	—	—	(158,637)
Return of principal received	(3,505)	—	—	(3,505)
Amortization included in net loss	277	—	—	277
Payment	—	—	314	314
Redemption of Series D	—	30,330	—	30,330
Ending Balance, December 31, 2014	$58,646	$—	$—	$58,646
The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Assets:
Loans held for investment	3	$24,238	$31,842	$42,106	$42,645

Liabilities (1):
Mortgage notes payable and other debt, net	2	$3,133,005	$3,240,153	$3,805,761	$3,931,029
Corporate bonds, net	2	2,547,255	2,580,786	2,546,499	2,709,845
Convertible debt, net	2	982,217	1,007,042	977,521	1,088,069
Credit facilities	2	1,460,000	1,536,264	3,184,000	3,145,884
Total liabilities		$8,122,477	$8,364,245	$10,513,781	$10,874,827
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs, as discussed in Note 2 – Summary of Significant Accounting Policies.
Loans held for investment – The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate market interest rates.
Mortgage notes payable and other debt and credit facilities – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of observable market interest rates.
Convertible debt and corporate bonds – The fair value is estimated based on current pricing marks received from an independent third party.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment related to real estate assets, goodwill and intangible assets is discussed in Note 2 – Summary of Significant Accounting Policies.
Real Estate Assets
As discussed in Note 6 – Real Estate Investments, during the year ended December 31, 2015, real estate assets related to 202 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $248.3 million, resulting in impairment charges of $91.8 million. During the year ended December 31, 2014, real estate assets related to 16 properties were deemed to be impaired and their carrying values were reduced to their estimated fair values of $99.0 million, resulting in impairment charges of $100.5 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For our impairment tests for the real estate assets during the year ended December 31, 2015, we used a range of discount rates from of 7.3% to 9.0% and capitalization rates from 7.5% to 18.0%.
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	Year Ended December 31,
	2015	2014
Properties impaired	202	16

Asset classes impaired:
Investment in real estate assets, net	$88,465	$100,547
Investment in direct financing leases, net	4,020	—
Below-market lease liabilities, net	(730)	—
Total impairment loss	$91,755	$100,547
Goodwill and Intangible Assets
The Company recorded goodwill impairment charges to the Cole Capital reporting unit of $139.7 million and $223.1 million for the years ended December 31, 2015 and 2014, respectively. The Company also tested the goodwill allocated to the REI reporting unit for impairment during the years ended December 31, 2015 and 2014. The carrying values of the REI reporting unit were $17.4 billion and $19.3 billion at the 2015 and 2014 measurement dates, respectively, which exceeded the fair values by 13.0% and 5.5%, respectively. As such, no goodwill impairment was recorded during the years ended December 31, 2015 and 2014 to the REI reporting unit. In connection with the annual goodwill impairment test, the fair value of the intangible assets were also analyzed, as discussed in Note 5 – Goodwill and Other Intangibles. Based on this analysis, impairment charges of $73.7 million and $86.4 million were recorded for the years ended December 31, 2015 and 2014, respectively.
The Company estimated the fair value of the two reporting units, REI and Cole Capital, using both the income and market approach in evaluating goodwill for impairment. The assumptions utilized in the income approach include, but are not limited to, revenue growth rates, future cash flows and a discount rate. For our most recent impairment test for the intangible assets during the three moths ended December 31, 2015, we used a discount rate of 12.5%.The assumptions utilized in the market approach include, but are not limited to, future cash flows, the selection of comparable companies and measures of operating results and pricing multiples. AFFO and EBITDA multiples for market comparable companies were used to estimate the fair value of the REI and Cole Capital reporting units, respectively, by applying those multiples to the projected financial information prepared by management.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The uncertainties associated with the fair value assumptions for Cole Capital include, but are not limited to: (i) the Company’s ability to timely reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements, (ii) the timing and extent of capital raised and deployed on behalf of the Managed REITs, (iii) the actual timing of closing an offering or executing a liquidity event on behalf of a Managed REIT, and (iv) operations of future managed real estate programs. The uncertainties associated with the fair value assumptions for the goodwill allocated to the REI reporting unit are the same as the uncertainties for real estate assets.
If all other assumptions were held constant, increasing the discount rate by 1.0% for Cole Capital would increase the goodwill impairment charge by approximately $13.7 million or 9.8% and would increase the intangible assets impairment charge by approximately $1.3 million or 1.8%. If all other assumptions were held constant, increasing the discount rate by 1.0% would decrease the carrying value in excess of fair value of the REI reporting unit from 13.0% to 3.5%.
Note 11 – Debt
As of December 31, 2015, the Company had $8.1 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 3.8 years and a weighted-average interest rate of 3.75%. The following table summarizes the carrying value of debt as of December 31, 2015 and 2014, and the debt activity for the year ended December 31, 2015 (in thousands):

		Year Ended December 31, 2015
	Balance as of December 31, 2014	Debt Issuances, Net (1)	Repayments, Extinguishment and Assumptions	Accretion and (Amortization)	Balance as of December 31, 2015
Mortgage notes payable:
Outstanding balance	$3,689,796	$1,445	$(651,359)	$—	$3,039,882
Net premiums (2)	70,139	—	13,646	(24,383)	59,402
Deferred costs	(31,839)	(193)	5,956	5,056	(21,020)
Other debt:
Outstanding balance	45,325	—	(11,862)	—	33,463
Premium (2)	501	—	—	(243)	258
Mortgages and other debt, net	3,773,922	1,252	(643,619)	(19,570)	3,111,985
Corporate bonds:
Outstanding balance	2,550,000	—	—	—	2,550,000
Discount (3)	(3,501)	—	—	756	(2,745)
Deferred costs	(15,418)	(128)	—	4,624	(10,922)
Corporate bonds, net	2,531,081	(128)	—	5,380	2,536,333
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (3)	(22,479)	—	—	4,700	(17,779)
Deferred costs	(24,665)	—	—	5,338	(19,327)
Convertible debt, net	952,856	—	—	10,038	962,894
Credit facility:
Outstanding balance	3,184,000	60,000	(1,784,000)	—	1,460,000
Deferred costs (4)	(16,081)	(55)	—	4,726	(11,410)
Credit facility, net	3,167,919	59,945	(1,784,000)	4,726	1,448,590

Total debt	$10,425,778	$61,069	$(2,427,619)	$574	$8,059,802
____________________________________

(1)	“Debt Issuances, Net” includes the incurrence and reclassification of certain costs associated with deferred financing costs.

(2)
Net premiums on mortgage notes payable and other debt were recorded upon the assumption of the respective debt instruments in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)
Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(4)	Deferred costs relate to the term portion of the credit facility, as discussed in Note 2 – Summary of Significant Accounting Policies.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of December 31, 2015 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	653	$5,991,403	$3,031,644	5.08%	5.1
Variable-rate debt	1	24,651	8,238	3.19%	0.7
Total (4)	654	$6,016,054	$3,039,882	5.08%	5.1
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of December 31, 2015.

(3)	Includes $248.1 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $103.3 million, none of which is recourse to the Company. These loans represent secured fixed and variable rates ranging from 2.24% to 5.20% and maturities ranging from April 2016 to July 2021, with a weighted-average interest rate of 2.95% and a weighted-average years to maturity of 1.9 years as of December 31, 2015.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2015, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default that is described below, and had no restrictions on the payment of dividends.
During the year ended December 31, 2015, an aggregate of $548.9 million of mortgage notes payable was repaid prior to maturity or assumed by the buyer in a property disposition. In connection with the extinguishments, the Company paid prepayment penalties and fees totaling $0.1 million for the year ended December 31, 2015, which are included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. During the year ended December 31, 2014, an aggregate of $1.6 billion of mortgage notes payable and $0.1 billion of other corporate debt were repaid prior to maturity. Prepayment fees related to mortgage notes payable totaled $35.9 million, which are included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. In addition, the Company paid $11.4 million during the year ended December 31, 2014 for the settlement of interest rate swaps that were associated with certain mortgage notes payable that were repaid prior to maturity, which approximated the fair value of the interest rate swaps and which are included in loss on derivative instruments, net in the accompanying consolidated statements of operations.
The Company wrote off the deferred financing costs and net premiums associated with these mortgage notes payable, which resulted in a gain of $41,000 during the year ended December 31, 2015. During the year ended December 31, 2014, a gain of $18.3 million was recorded in relation to the write-off of deferred financing costs and net premiums related to mortgage notes payable, while an additional loss of $4.3 million was recorded in relation to similar write-offs related to other corporate debt. These costs are included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. The mortgage notes payable repaid during the year ended December 31, 2015 had a weighted-average interest rate of 4.39% and a weighted-average remaining term of 13.3 years at the time of extinguishment.
On January 13, 2015, a substantially vacant office building in Bethesda, Maryland was foreclosed upon after the Company elected to stop making debt service payments on the related non-recourse loan with an outstanding balance of $53.8 million as of December 31, 2014. As a result of the foreclosure, the Company forfeited its right to the property and was relieved of all obligations on the non-recourse loan. During the year ended December 31, 2015, the Company recorded a gain on the forgiveness of debt of $4.9 million, which is included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, with a principal balance of $38.1 million as of December 31, 2015, due to the Company’s failure to pay a reserve payment required per the loan agreement. The default on the loan did not result in a cross default on our other indebtedness. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is engaged with the servicer to complete foreclosure proceedings.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to December 31, 2015 (in thousands):

Total
2016 (1)	$216,006
2017	412,515
2018	210,993
2019	286,426
2020	284,161
Thereafter	1,629,781
Total	$3,039,882
____________________________________

(1)	Includes $38.1 million of mortgage notes in connection with the default from the lender of a non-recourse loan discussed above.
Other Debt
As of December 31, 2015, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $33.5 million and remaining unamortized premium of $0.3 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to December 31, 2015 are $12.5 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of December 31, 2015 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Loans held for investment	$9,245	$20,190
Intercompany mortgage loans	2,586	7,356
CMBS	21,632	39,148
	$33,463	$66,694
Corporate Bonds
As of December 31, 2015, the OP had $2.55 billion aggregate principal amount of senior unsecured notes outstanding comprised of 2.00% senior notes due 2017 (the “2017 Senior Notes”), 3.00% senior notes due 2019 (the “2019 Senior Notes”) and 4.60% senior notes due 2024 (the “2024 Senior Notes” and, together with the 2017 Senior Notes and the 2019 Senior Notes, (the “Senior Notes”). The following table presents the three senior notes with their respective terms (dollar amounts in thousands):

	Outstanding Balance	Interest Rate	Maturity Date
2017 Senior Notes	$1,300,000	2.0%	February 6, 2017
2019 Senior Notes	750,000	3.0%	February 6, 2019
2024 Senior Notes	500,000	4.6%	February 6, 2024
Total balance and weighted-average interest rate	$2,550,000	2.8%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, and are freely transferable. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Senior Notes as of December 31, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

On January 22, 2015, the Company entered into an agreement in principle with an ad hoc group of holders (the “Senior Noteholder Group”) of the Senior Notes, by which the Senior Noteholder Group agreed not to issue a notice of default due to the Company’s failure to timely deliver certain financial statements in 2014. In exchange, the Company agreed to sign a confidentiality agreement with the Senior Noteholder Group’s counsel and pay reasonable and documented fees and out-of-pocket expenses of such counsel up to $300,000. The Company and the OP filed the required financial statements with the SEC on March 2, 2015.
Convertible Debt
As of December 31, 2015, the OP had two tranches of Convertible Notes with an outstanding aggregate balance of $1.0 billion, comprised of the 2018 Convertible Notes and 2020 Convertible Notes. The Convertible Notes are identical to the General Partner’s registered issuance of the same amount of notes to various purchasers in a public offering. The following table presents each of the 2018 Convertible Notes and the 2020 Convertible Notes listed below with their respective terms (dollar amounts in thousands):

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
In connection with any permissible conversion election made by the holders of the identical convertible notes issued by the General Partner, the General Partner may elect to convert the 2018 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Convertible Notes at any time into such consideration on or after February 1, 2018. Additionally, the General Partner may elect to convert the 2020 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to June 15, 2020, and may convert the 2020 Convertible Notes at any time into such consideration on or after June 15, 2020. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Convertible Notes as of December 31, 2015.
On January 22, 2015, the Company received a notice from the trustee of the indentures (the “Convertible Indentures”) governing each of the Convertible Notes of the Company’s failure to timely deliver certain financial statements in 2014. Pursuant to the terms of the Convertible Indentures, the Company had 60 days following its receipt of a notice of default to deliver the required financial statements, after which such failure would become an event of default under each of the Convertible Indentures. The Company and the OP filed the required financial statements with the SEC on March 2, 2015.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
In 2014, the General Partner, as guarantor, and the OP, as borrower entered into certain agreements with respect to the Credit Agreement which provided for, among other things, an extension of the delivery date of certain financial statements and other deliverables, the suspension of the payment of dividends until such financial statements and other deliverables were provided and a reduction to the maximum amount of indebtedness under the Credit Agreement to $3.6 billion. In connection with the agreements, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse certain customary expenses of the arrangers. The Company and the OP filed the required financial statements with the SEC on March 2, 2015.
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
In respect of financial covenants, the Second Amendment reduced the Company’s minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion. For the purposes of determining Unencumbered Asset Value, the Company is permitted to include restaurant properties representing more than 30% of its Unencumbered Asset Value in such

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

calculation such that: (i) from July 1, 2015 to June 29, 2016, up to 40% of the Unencumbered Asset Value may be comprised of restaurant properties; and (ii) from June 30, 2016 to December 30, 2016, up to 35% of the Unencumbered Asset Value may be comprised of restaurant properties. From December 31, 2016, the maximum percentage of Unencumbered Asset Value attributable to restaurant properties will be reduced back down to 30%. In connection with the Second Amendment, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse customary expenses of the arrangers, which are recorded as deferred financing costs and included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets.
As of December 31, 2015, the Credit Facility allowed for maximum borrowings of $3.3 billion, consisting of a $1.0 billion term loan facility and a $2.3 billion revolving credit facility. The outstanding balance on the Credit Facility was $1.5 billion, of which $0.5 billion bore a floating interest rate of 2.04%, at December 31, 2015. The remaining outstanding balance on the Credit Facility of $1.0 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.29% at December 31, 2015. As of December 31, 2015, a maximum of $1.8 billion was available to the OP for future borrowings, subject to borrowing availability.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of the majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion. The Company believes it was in compliance with the Credit Agreement and is not restricted from accessing any borrowings under the Credit Facility as of December 31, 2015.
Note 12 – Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $4.7 million will be reclassified from other comprehensive income to interest expense.
As of December 31, 2015 and 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps (1)	December 31, 2015	December 31, 2014
Number of Instruments	16	17
Notional Amount	$1,211,651	$1,249,004
_______________________________________________

(1)
During the year ended December 31, 2015, the Company settled an interest rate swap in connection with the prepayment of certain mortgage notes payable. Mortgage notes payable repaid prior to maturity or assumed by the buyer in property dispositions are discussed in detail in Note 11 – Debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swaps	Rent and tenant receivables and other assets, net	$1,794	$4,941
Interest rate swaps	Deferred rent, derivative and other liabilities	$(6,922)	$(7,384)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company’s offering of Senior Notes in February 2014, the Company settled the Treasury Lock Agreement for $3.9 million, which was accounted for as a cash flow hedge, recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.4 million of interest expense for the year ended December 31, 2015 related to the Treasury Lock Agreement.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A loss of $1.5 million related to the change in the fair value of derivatives not designated as hedging instruments and other ineffectiveness was recorded directly in earnings for the year ended December 31, 2015. The Company recorded a loss of $10.6 million for the year ended December 31, 2014.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

As of December 31, 2015 and 2014, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Swap	December 31, 2015	December 31, 2014
Number of Instruments	1	1
Notional Amount	$51,400	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swaps	Rent and tenant receivables and other assets, net	$98	$568
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2015 and December 31, 2014 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the accompanying consolidated balance sheets.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2015	$1,892	$(6,922)	$—	$1,892	$(6,922)	$—	$—	$(5,030)
December 31, 2014	$5,509	$(7,384)	$—	$5,509	$(7,384)	$—	$—	$(1,875)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of December 31, 2015, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $8.5 million. As of December 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $8.5 million at December 31, 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Note 13 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosures:
Cash paid for interest	$343,854	$330,652	$49,549
Cash paid for income taxes	$14,179	$7,616	$1,711
Non-cash investing and financing activities:
Common stock issued in merger with Cole	$—	$7,285,868	$—
Accrued capital expenditures and real estate developments	$1,499	$6,868	$—
Common stock issued through distribution reinvestment plan	$—	$—	$25,568
Accrued distributions	$133,817	$9,200	$—
Mortgage note payable relieved by foreclosure	$53,798	$—	$—
Mortgage notes payable assumed in real estate acquisition	$—	$301,532	$—
Mortgage notes payable assumed in real estate disposition	$425,021	$461,111	$—
Note 14 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Accrued interest	$56,273	$56,558
Accrued real estate taxes	47,319	37,633
Accrued legal fees	9,212	9,848
Accounts payable	2,868	10,027
Accrued other	36,205	48,959
Total	$151,877	$163,025
Note 15 – Commitments and Contingencies
Litigation
The Company is involved in various routine legal proceedings and claims incidental to the ordinary course of its business. There are no material legal proceedings pending against the Company, except as follows:
Government Investigations and Litigation Relating to the Audit Committee Investigation
On October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. Prior to that filing, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company are cooperating with these regulators in their investigations.
As discussed below, the Company and certain of its former officers and current and former directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, derivative actions, and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York, Maryland and Arizona.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors, among other individuals and entities, were named as defendants in ten putative securities class action complaints filed in the United States District Court for the Southern District of New York (the “SDNY Actions”). The Court subsequently consolidated the SDNY Actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). Following motions to dismiss filed by the defendants, which were granted in part and denied in part, the lead plaintiff filed an amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company filed motions to dismiss the second amended class action complaint (or portions thereof) on February 12, 2016.
In addition, on November 25, 2014, the Company and certain of its former officers and current and former directors were named as defendants in a putative securities class action complaint filed in the Circuit Court for Baltimore County, Maryland, captioned Wunsch v. American Realty Capital Properties, Inc., et al., No. 03-C-14-012816 (the “Wunsch Action”). On December 23, 2014, the Company removed the action to the United States District Court for the District of Maryland and on April 15, 2015, the Maryland court transferred the Wunsch Action to the United States District Court for the Southern District of New York. On December 15, 2015, the Wunsch Action was consolidated with the SDNY Consolidated Securities Class Action.
In January 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”). The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. On April 17, 2015, the plaintiff filed an amended complaint. On October 27, 2015, the court denied defendants’ motions to dismiss the complaint and all defendants filed answers to the complaint by December 18, 2015.
The Company, certain of its former officers and current and former directors, and the OP (in addition to several other individuals and entities) have also been named as defendants in two additional individual securities fraud actions filed in the United States District Court for the Southern District of New York, captioned Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291 (the “Twin Securities Action”) and HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107 (the “HG Vora Action”). The Twin Securities Action and the HG Vora Action seek money damages and assert claims for alleged violations of Sections 10(b), 14(a), 18, and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. The Company and defendants are not yet required to respond to the complaints in either of these actions.
On October 27, 2015, the Company and certain of its former officers, the OP, and other entities were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (ESW) (the “Vanguard Action”). The Vanguard Action seeks money damages and asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Vanguard Action also asserts claims under Arizona law pursuant to the Arizona Consumer Fraud Act and seeks punitive damages thereunder. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to.dismiss the complaint.
On October 27 and October 28, 2015, the Company and certain of its former officers, the OP, and other entities were named as defendants in four individual securities fraud actions filed in the United States District Court for the Southern District of New York: BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464 (the “BlackRock Action”); PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466 (the “PIMCO Action”); Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467 (the “Clearline Action”); and Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510 (the “Pentwater Action”). All four actions seek money damages arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The BlackRock Action and the PIMCO Action assert claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The BlackRock Action also asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The Clearline Action and the Pentwater Action assert claims under Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and Rule

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

10b-5 promulgated thereunder. The Clearline Action and the Pentwater Action also assert a claim for common law fraud under New York law and seek punitive damages thereunder. The Company is not yet required to respond to the complaints in these actions.
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
On July 31, 2015, the Company and certain of its former officers and current and former directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Witchko v. Schorsch, et al., No. 15-cv-06043 (AKH) (the “Witchko Action”). The Witchko Action asserts claims under Section 14 of the Exchange Act arising out of allegedly false and misleading statements made in the Company’s proxy statements and the incorporation by reference of allegedly false and misleading financial statements. The Witchko Action also seeks money damages and other relief on behalf of the Company, for, among other things, alleged breach of fiduciary duty, abuse of control and unjust enrichment. On October 15, 2015, the Company and other defendants filed motions to dismiss the Witchko Action due to plaintiff’s failure to plead facts, as required under Maryland law, demonstrating that the Board’s decision to refuse plaintiff’s pre-suit demand was wrongful and not a protected business judgment.
On October 30, 2015, the Company and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The Serafin Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breach of fiduciary duty and contribution and indemnification. The court has consolidated the Witchko Action and the Serafin Action (together “the SDNY Derivative Action”) and the plaintiffs have designated the complaint filed in the Witchko Action as the complaint in the SDNY Derivative Action. On February 12, 2016, the Company and other defendants filed a motion to dismiss the SDNY Derivative Action due to plaintiffs’ failure to plead facts, as required under Maryland law, demonstrating that the Board’s decision to refuse plaintiff’s pre-suit demand was wrongful and not a protected business judgment. Other defendants also filed motions to dismiss for failure to state a claim.
On December 3, 2015, the Company and certain of its former officers and directors were named as defendants in a shareholder derivate action filed in the Circuit Court for Baltimore City in Maryland, captioned Frampton v. Schorsch, et al., No. 24-C-15-006269 (the “Frampton Action”). The Frampton Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. The Company is required to respond to the complaint by March 7, 2016.
The Company has not reserved amounts for any of the litigation or investigation matters referenced above either because we have not concluded that a loss is probable in the matter or because we believe that any probable loss or range of loss is not reasonably estimable at this time.
ARCT III Litigation Matters
After the announcement of the merger agreement with American Realty Capital Trust III, Inc. (“ARCT III”) in December 2012 (the “ARCT III Merger Agreement”), a putative class action lawsuit was filed in January 2013 against the Company, the OP, ARCT III, ARCT III’s operating partnership, members of the board of directors of ARCT III and certain subsidiaries of the Company in Supreme Court in the State of New York, captioned Qual v. American Realty Capital Properties, et al., No. 650329/2013. The plaintiff alleged, among other things, that the ARCT III board breached its fiduciary duties in connection with the transactions contemplated under the ARCT III Merger Agreement. In February 2013, the parties agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of ARCT III stockholders. The proposed settlement terms required certain additional disclosures related to the merger, which were included in a Current Report on Form 8-K filed by ARCT III with the SEC on February 21, 2013. On January 28, 2016, plaintiffs voluntarily dismissed their lawsuit without prejudice.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

CapLease Litigation Matters
Following the announcement of the merger agreement with CapLease in May 2013, a number of lawsuits were filed by CapLease stockholders, the following of which remain pending:
On June 25, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City against the Company, the OP, CapLease, and members of the CapLease board of directors, among others, captioned Tarver v. CapLease, Inc., et al., No. 24-C-13-004176 (the “Tarver Action”). The complaint alleged, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the transaction purportedly did not provide for full and fair value for the CapLease shareholders and was not the result of a competitive bidding process, the merger agreement allegedly contained coercive deal protection measures and the merger was purportedly approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. The complaint also alleged that CapLease, the Company, the OP and others aided and abetted the CapLease directors’ alleged breaches of fiduciary duty.
In August 2013, counsel in the Tarver Action filed a motion for a stay in the Baltimore Court, informing the court that the plaintiff had agreed to join and participate in the prosecution of other actions concerning the CapLease transaction then pending in a New York court (which were subsequently dismissed). The stay was granted by the Baltimore Court and the parties have engaged in no subsequent activity in the Tarver Action.
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
In December 2013, all Defendants filed a motion to dismiss the Poling Action, which was granted by the court in May 2015. Plaintiff filed a notice of appeal on June 4, 2015. The appeal is pending.
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
These lawsuits named the Company, Cole and Cole’s board of directors as defendants, and certain of the actions also named CREInvestments, LLC, a Maryland limited liability company and a wholly-owned subsidiary of Cole, as a defendant. Each complaint generally alleged, among other things, that the individual defendants breached fiduciary duties owed to stockholders of Cole in connection with the Cole Merger, and that certain entity defendants aided and abetted those breaches. The breach of fiduciary duty claims asserted included claims that the Cole Merger did not provide for full and fair value for the Cole shareholders and was the product of an “inadequate sale process,” that the Cole Merger Agreement contained coercive deal protection measures and that the Cole Merger Agreement and the Cole Merger were approved as a result of, or in a manner which facilitated, improper self-dealing by certain defendants.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

In January 2014, the parties to the Consolidated Maryland Cole Merger Action entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of Cole stockholders. The proposed settlement terms required Cole to make certain additional disclosures related to the Cole Merger and contemplated that the parties would enter into a stipulation of settlement, subject to customary conditions, including confirmatory discovery and court approval following notice to Cole’s stockholders. In August 2014, the parties in the Consolidated Maryland Cole Merger Action executed a Stipulation and Release and Agreement of Compromise and Settlement (the “Stipulation”) and the Baltimore Circuit Court entered an Order on Preliminary Approval of Derivative and Class Action Settlement and Class Action Certification and scheduled a final settlement hearing.
In December 2014, the parties in the Consolidated Maryland Cole Merger Action executed an Amended Stipulation and Release and Agreement of Compromise and Settlement (the “Amended Stipulation”) modifying the Stipulation. In January 2015, the Baltimore Circuit Court issued an order approving the class settlement pursuant to the terms of the Amended Stipulation. Under the terms of the approved settlement, defendants paid a settlement amount of $14.0 million, half of which was to be used for class counsel’s attorney’s fees. One objector pursued an appeal of the settlement order. That appeal was denied on February 1, 2016.
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
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
2016	$18,518	$5,112
2017	17,947	4,585
2018	15,785	4,703
2019	15,383	4,769
2020	14,694	4,805
Thereafter	236,523	14,089
Total	$318,850	$38,063
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Managed REITs at or prior to the closing of the respective acquisition. As of December 31, 2015, Cole Capital was a party to seven purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in nine properties, subject to meeting certain criteria, for an aggregate purchase price of $59.2 million, exclusive of closing costs. As of December 31, 2015, Cole Capital had $1.3 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Managed REIT for amounts escrowed when the property is assigned to the respective Managed REIT.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

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
Note 16 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of December 31, 2015, the General Partner had approximately 904.9 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 904.9 million General Partner OP Units issued and outstanding as of December 31, 2015, corresponding to the General Partner’s outstanding shares of Common Stock.
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

Convertible Obligation to Series C Convertible Preferred Stockholders
During the year ended December 31, 2013, the Company issued, through a private placement, 28.4 million shares of Series C Convertible Preferred Stock (the “Series C Stock”) for gross proceeds of $445.0 million. Due to an unconditional obligation to either redeem or convert the Series C Stock into a variable number of shares of common stock that is predominantly based on a fixed monetary amount, the preferred securities were classified as an obligation under U.S. GAAP and were presented in the consolidated balance sheets as a liability prior to their settlement in November 2013. During the year ended December 31, 2013, the Company converted the Series C Stock, in accordance with the terms of the original agreement, into 1.4 million shares of common stock with the remaining balance of Series C Stock settled in cash consideration of $441.4 million.
Contingent Valuation Rights
During the year ended December 31, 2013, the Company issued to certain stockholders of common stock and Series C Stock contingent value rights.
Changes in the fair value of the contingent valuation rights obligation subsequent to issuance date were recorded as a loss on derivatives in the consolidated statements of operations. For the year ended December 31, 2013, the Company recorded a loss on the contingent valuation rights obligation of $69.7 million, which represented the amount settled during 2013.
Series D Preferred Stock
During the year ended December 31, 2013, the Company entered into definitive purchase agreements pursuant to which it agreed to issue Convertible Preferred Stock (“Series D Preferred Stock”), par value $0.01 per share, and common stock, par value $0.01 per share, to certain institutional holders promptly following the close of the Company’s merger with CapLease, via a private placement. Pursuant to the definitive purchase agreements, the Company issued approximately 21.7 million shares of Series D Preferred and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively, on November 12, 2013. The Series D Preferred Stock paid dividends at the rate of 5.81% per annum on its face amount of $13.59 per share (equivalent to $0.79 per share on an annualized basis). The Company redeemed all outstanding Series D Preferred Stock and Units on September 2, 2014 for $316.1 million in cash.
Prior to the redemption, the Company concluded that the conversion option qualifies as a derivative and should be bifurcated from the host instrument. At issuance, the conversion option had a fair value of $18.7 million. As of December 31, 2013, the fair value of the conversion option had a fair value of $16.7 million. The Company recorded the change in fair value of $2.0 million in loss on derivative instruments in the consolidated statements of operations for the year ended December 31, 2013. The Company

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

recorded a loss of $13.6 million upon redemption of the conversion option in loss on derivative instruments, net in the consolidated statements of operations for the year ended December 31, 2014.
Series F Preferred Stock
On January 3, 2014, in connection with the ARCT IV Merger, 42.2 million shares of Series F Preferred Stock were issued, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F preferred units (“General Partner Series F Preferred Units”) to the General Partner, and 700,000 Series F Preferred Units (“Limited Partner Series F Preferred Units”) to holders of each outstanding unit of American Realty Capital Operating Partnership IV, L.P. (the “ARCT IV Operating Partnership”) (each, an “ARCT IV OP Unit”). As of December 31, 2015, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
The Series F Preferred Stock will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the General Partner may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock traded on the NASDAQ under the symbol “ARCPP” through July 30, 2015. The Series F Preferred Stock began trading on the NYSE under the symbol “VER PRF” on July 31, 2015. The Series F Preferred Units contain the same terms as the Series F Preferred Stock.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Series F Preferred Stock distributions we paid on a percentage basis for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Ordinary dividends	75.9%	100.0%
Nontaxable distributions	—%	—%
Capital gain distributions	24.1%	—%
Total	100%	100%
Limited Partner OP Units
As of December 31, 2015 and 2014, the Operating Partnership had approximately 23.8 million of Limited Partner OP Units outstanding.
On March 11, 2015, the Company received redemption requests totaling approximately 13.1 million OP Units ($126.7 million based on a redemption price of $9.65) from certain affiliates of the Former Manager. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, the OP did not pay distributions in respect of a substantial portion of the outstanding Limited Partner OP Units on October 15, 2015 and January 15, 2016, when the Common Stock dividend was otherwise paid.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Common Stock Dividends
On December 23, 2014, in connection with the amendments to the Credit Facility, the Company agreed to suspend payment of dividends on its Common Stock until it complied with certain financial statement delivery and other information requirements. On March 30, 2015, the Company satisfied these financial statement and other information requirements. On August 5, 2015, the Company declared a quarterly dividend of $0.1375 per share of Common Stock for each of the third and fourth quarters of 2015 (representing an annualized dividend rate of $0.55 per share) which was paid on October 15, 2015 and January 15, 2016 to holders of record as of September 30, 2015 and December 31, 2015, respectively.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the common stock distributions we paid on a percentage basis for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Ordinary dividends	75.9%	6.0%	22.3%
Nontaxable distributions	—%	94.0%	77.7%
Capital gain distributions	24.1%	—%	—%
Total	100%	100%	100%
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the year ended December 31, 2015, the General Partner repurchased 268,414 shares to satisfy the federal and state tax withholding on behalf of employees.
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
When a stockholder requested repurchases and the repurchases were approved by ARCT III’s or ARCT IV’s board of directors, as applicable, it reclassified such obligation from equity to a liability based on the settlement value of the obligation. Upon the ARCT III Merger, the ARCT III SRP was terminated. Upon the ARCT IV Merger, the ARCT IV SRP was terminated. As of December 31, 2015, there were 87 cumulative repurchase requests and 188,075 cumulative shares repurchased at an average price per share of $10.46. During the years ended December 31, 2015 and 2014, the Company did not repurchase any shares of common stock under the SRP. During the year ended December 31, 2013, the Company had 11 repurchase requests and 4,956 shares repurchased at an average price per share of $24.98.
Upon the closing of the ARCT III Merger, on February 28, 2013, 29.2 million shares, or 16.5% of the then-outstanding shares of ARCT III’s common stock, were paid in cash at $12.00 per share, which was equivalent to 27.7 million shares of the Company’s common stock based on the ARCT III Exchange Ratio. In addition, 148.1 million shares of ARCT III’s common stock were converted to shares of the Company’s Common Stock at the ARCT III Exchange Ratio, resulting in an additional 140.7 million shares of the Company’s Common Stock outstanding after the exchange. On August 20, 2013, the Company’s board of directors reauthorized its $250.0 million share repurchase program, which was originally authorized in February 2013.
Note 17 – Equity-based Compensation
Equity Plan
The General Partner has adopted an equity plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common Stock (“Restricted Shares”), restricted stock units (“Restricted Stock Units”),

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

dividend equivalent rights and other stock-based awards to the General Partner’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who are providing services to the General Partner or its affiliates. To date, the General Partner has granted fully vested shares of Common Stock, Restricted Shares, Restricted Stock Units and Deferred Stock Units (defined below) under the Equity Plan. Restricted Shares provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. In accordance with U.S. GAAP, Restricted Shares are considered issued and outstanding. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting of Restricted Stock Units, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.
The General Partner authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of December 31, 2015, the General Partner had cumulatively awarded under its Equity Plan approximately 4.2 million Restricted Shares, net of the forfeiture of 3.5 million Restricted Shares through that date, 2.1 million Restricted Stock Units, net of the forfeiture of 0.3 million Restricted Stock Units through that date, and 0.1 million Deferred Stock Units, collectively representing approximately 6.3 million shares of Common Stock. Accordingly, as of such date, approximately 86.5 million additional shares were available for future issuance.
During the years ended December 31, 2015 and 2014, the General Partner awarded 5,634 and 165,838 shares of Common Stock, respectively. The fair value of the awards was determined using the closing stock price on the grant date and expensed in full on the grant date. The Company recorded $0.1 million and $2.0 million of compensation expense related to the awards for the years ended December 31, 2015 and 2014, respectively, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Restricted Shares
The Company has issued Restricted Shares to certain employees and non-executive directors beginning in 2011 through December 31, 2015. In addition, the Company issued Restricted Shares to employees of affiliates of the Former Manager prior to 2015. The fair value of the Restricted Shares granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of Restricted Shares granted to non-executive directors and employees of affiliates of the Former Manager under the Equity Plan was measured based upon the fair value of goods or services received or the equity instruments granted, whichever was more reliably determinable, and was expensed in full at the date of grant.
During the years ended December 31, 2015, 2014 and 2013, the Company recorded $3.9 million, $29.7 million and $8.0 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2015, there is $6.7 million of unrecognized compensation expense related to the Restricted Shares with a weighted-average remaining term of 2.8 years.
The following table details the activity of the Restricted Shares during the years ended December 31, 2015, 2014 and 2013:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2013	931,442	$13.82
Granted	6,484,105	13.09
Vested	(1,675,939)	13.11
Forfeited	(3,055,546)	12.65
Unvested shares, December 31, 2014	2,684,062	$13.84
Granted	4,010	9.76
Vested	(989,621)	13.88
Forfeited	(458,789)	13.68
Unvested shares, December 31, 2015	1,239,662	$13.86

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Time-Based Restricted Stock Units
During the year ended December 31, 2015, the General Partner awarded Restricted Stock Units to certain employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the year ended December 31, 2015, the Company recorded $1.8 million of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. There were no compensation expenses related to the Time-Based Restricted Stock Units recorded for the years ended December 31, 2014 and 2013. As of December 31, 2015, there is $4.1 million of unrecognized compensation expense related to the Time-Based Restricted Stock Units with a weighted-average remaining term of 2.3 years.
Deferred Stock Units
During the year ended December 31, 2015, the General Partner awarded Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting and will be settled with Common Stock on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date. The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed in full on the grant date. During the year ended December 31, 2015, the Company recorded $0.8 million of expense related to the Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. There were no compensation expenses related to the Deferred Stock Units recorded for the years ended December 31, 2014 and 2013. As of December 31, 2015, there is no unrecognized compensation expense related to the Deferred Stock Units.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the year ended December 31, 2015. There was no such activity for the years ended December 31, 2014 and 2013.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	671,405	9.61	90,076	8.75
Vested	(41,112)	9.46	(90,076)	8.75
Forfeited	(41,155)	9.76	—	—
Unvested units, December 31, 2015	589,138	$9.61	—	$—
Market-Based Restricted Stock Units
During the year ended December 31, 2015, the General Partner awarded Restricted Stock Units to certain employees under the Equity Plan that are contingent upon the Common Stock reaching a certain market price (the “Market-Based Restricted Stock Units”). The Market-Based Restricted Stock Units would have vested on December 31, 2015 if the employee was still employed as of such date and if the closing price of the Common Stock exceeded $10 per share for 20 consecutive trading days (the “Market Condition”) prior to December 31, 2015. As of December 31, 2015, the Market Conditions were not satisfied.
If the Market Condition is achieved subsequent to December 31, 2015 but prior to December 31, 2017, the Market-Based Restricted Stock Units will vest on the date the Market Condition is satisfied, provided the recipient has maintained his/her continuous employment for the required period. If the Market Condition is not satisfied by December 31, 2017, the Market-Based Restricted Stock Units will become null and void. The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date is determined using a Monte Carlo simulation, which takes into account multiple input variables that determine the probability of satisfying the Market Condition. The method requires the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense relating to the awards that are expected to vest upon achieving the Market Condition is recognized on a straight-line basis over the derived service period regardless of whether the Market Condition is satisfied, provided that the requisite service condition has been achieved. The amount of periodic expense recognized is based upon the estimated forfeiture rate, which is updated according to actual forfeiture activity. During the year ended December 31, 2015, the Company recorded $6.0 million of expense related to the Market-Based Restricted Stock Units which is recorded in general and administrative expense in the accompanying consolidated statements of operations. There were no such expenses related to the Market-Based Restricted Stock Units for the years ended December 31, 2014 and 2013. As of December 31, 2015, there is no unrecognized compensation expense related to the Market-Based Restricted Stock Units.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Long-Term Incentive Awards
During the year ended December 31, 2015, the General Partner awarded long-term incentive-based Restricted Stock Units (the “LTI Target Awards”) to certain employees under the Equity Plan. Vesting of the LTI Target Awards is based upon the General Partner’s level of achievement of total stockholder return (“TSR”), including both share price appreciation and Common Stock dividends, as measured equally against a market index and against a peer group for the period from April 1, 2015 through December 31, 2017 (“LTI Performance Period”).
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense relating to awards that are expected to vest based upon the General Partner’s expected TSR is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. The amount of periodic expense recognized is based upon the estimated forfeiture rate, which is updated according to actual forfeiture activity. During the year ended December 31, 2015, the Company recorded $1.9 million of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. There were no such expenses related to the LTI Target Awards for the years ended December 31, 2014 and 2013. As of December 31, 2015, there is $5.4 million of unrecognized compensation expense related to the LTI Target Awards with a weighted-average remaining term of  1.9 years
The following table details the activity of the unvested Market-Based Restricted Stock Units and the LTI Target Awards during the year ended December 31, 2015. There was no such activity for the years ended December 31, 2014 and 2013.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	922,686	8.57	816,783	11.42
Vested	—	—	(3,311)	11.77
Forfeited	(217,882)	8.53	(82,024)	11.77
Unvested units, December 31, 2015	704,804	$8.58	731,448	$11.38
Director Stock Plan
The General Partner adopted the Non-Executive Director Stock Plan (the “Director Stock Plan”), which provided for the grant of Restricted Shares of Common Stock to each of the General Partner’s non-executive directors. As of December 31, 2014, a total of 99,000 shares of Common Stock was reserved for issuance under the Director Stock Plan and the General Partner had awarded 45,000 of such shares. As of December 31, 2015, all shares awarded by the General Partner have vested and there was no activity within the Director Stock Plan during the year ended December 31, 2015. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units when the General Partner awarded shares under the Director Stock Plan.
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
Pursuant to previous authorization from the General Partner’s board of directors, as a result of the termination of the management agreement with the Former Manager, all of the approximately 8.2 million LTIP Units were deemed vested and convertible into OP Units upon the consummation of the Company’s transition to self-management on January 8, 2014 and were converted into OP Units on such date. There are no awards outstanding under the OPP and the OPP has been terminated.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

During the years ended December 31, 2014 and 2013, the Operating Partnership recorded expenses of $1.6 million and $92.3 million, respectively, for the LTIP Units under the OPP, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense was allocated to the non-controlling interest on the consolidated balance sheet.
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
During the three months ended December 31, 2014, all of the Participants in the 2014 OPP departed from the Company and forfeited all of their interests in the 2014 OPP. As such, all equity-based compensation expense related to the 2014 OPP was reversed in the three months ended December 31, 2014 and no expense was recorded during the year ended December 31, 2015. During the year ended December 31, 2014, the Company recorded a total payable for distributions on LTIP units related to the OPP and 2014 OPP of $6.9 million.
The Compensation Committee of the General Partner’s board of directors (the “Compensation Committee”) elected to terminate the 2014 OPP on April 23, 2015, which had zero LTIP Units outstanding following the departures of the Participants in the fourth quarter of 2014. During the first quarter of 2015, the Compensation Committee, with input from its independent compensation consultant, elected to adopt the LTI Target Award structure described above.
Note 18 – Related Party Transactions and Arrangements
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
In 2014, the Company, ARCT III and ARCT IV incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), AR Capital, LLC (“ARC”), ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors III, LLC (the “ARCT III Advisor”), American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). As a result of the departures of certain officers and directors in December 2014, the Former Manager and its affiliates are no longer affiliated with the Company.
The Audit Committee Investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warranted scrutiny. As of December 31, 2014, the Company had recovered consideration valued at $8.5 million in respect of such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. The Company believes it has potential claims against recipients of certain OP Units and has engaged in discussions with affiliates of the Former Manager regarding pending redemption requests. Prior to any resolution, the Company does not currently intend to satisfy any of the redemption requests. See Note 16 – Equity for further discussion. As of December 31, 2015, no asset has been recognized in the accompanying consolidated financial statements related to any potential recovery.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The following table summarizes the related party fees and expenses incurred by the Company, ARCT III and ARCT IV by category and the aggregate amounts contained in such categories for the periods presented (in thousands). During the year ended December 31, 2015, there were no material transactions with the Former Manager or any of the Former Manager’s affiliates.

	Year Ended December 31,
	2015	2014	2013
Expenses and capitalized costs:
Financing fees and reimbursements	$—	$—	$14,277
Offering related costs	—	2,150	161,796
Acquisition related expenses	—	1,652	37,564
Merger and other non-routine transaction related expenses	—	137,778	156,146
Management fees to affiliates	—	13,888	17,462
General and administrative expenses	—	16,089	103,206
Indirect affiliate expenses	—	10,975	68
Total expenses and capitalized costs	$—	$182,532	$490,519
The following sections below further expand on the summarized related party transactions listed above. Unless otherwise indicated, all of the related party fees and expenses discussed below were incurred and recognized during the years ended December 31, 2014 and 2013. No such expenses were incurred during the year ended December 31, 2015.
Offering Related Costs
The Company, ARCT III and ARCT IV recorded commissions, fees and offering cost reimbursements for services provided to the Company, ARCT III and ARCT IV, as applicable, by affiliates of the Former Manager during the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Offering related costs
Commissions and fees	$—	$—	$148,232
Offering costs and other reimbursements	—	2,150	13,564
Total offering related costs	$—	$2,150	$161,796
RCS served as the dealer-manager of ARCT III’s initial public offering and ARCT IV’s initial public offering and received fees and compensation in connection with those transactions. RCS received a selling commission of 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers and 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee in each of the initial public offerings. In addition, the Company reimbursed RCS for services relating to the Company’s at-the-market equity program during 2014. Offering related costs are included in offering costs in the accompanying consolidated statements of changes in equity. No fees were incurred during the year ended December 31, 2015 in connection with these transactions.
Acquisition Related Expenses
During the year ended December 31, 2014, the Company paid a fee of $1.0 million (equal to 0.25% of the contract purchase price) to RCS for strategic advisory services related to the Company’s acquisition of certain properties from Fortress Investment Group LLC and $0.6 million (equal to 0.25% of the contract purchase price) to RCS related to the Company’s acquisition of certain properties from Inland American Real Estate Trust, Inc. No such fees were incurred during the year ended December 31, 2015 in connection with these transactions.
Separate from acquisition fees related to the acquisition of certain properties in the GE Capital portfolio discussed below, the Company, ARCT III and ARCT IV paid acquisition fees to the Former Manager and its affiliates equal to 1.0% of the contract purchase price, inclusive of indebtedness, of each property acquired by the Company, ARCT III or ARCT IV, as applicable. The Company, ARCT III and ARCT IV additionally reimbursed certain expenses as permitted under the advisory agreements. These fees and reimbursements (as applicable), totaled $12.3 million during the year ended December 31, 2013. The Company and ARCT III were no longer required to pay these fees as of the ARCT III Merger, except for those properties in the Company’s acquisition

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

pipeline as of that date. ARCT IV incurred these fees throughout 2013. No such fees were incurred by the Company during the years ended December 31, 2015 and 2014.
During the year ended December 31, 2013, the Company paid a fee of $1.9 million (equal to 0.25% of the contract purchase price) to RCS and reimbursed expenses of $6.1 million to ARC related to the Company’s acquisition of certain properties in the GE Capital portfolio. No such fees were incurred by the Company during the years ended December 31, 2015 and 2014.
During the year ended December 31, 2013, ARCT IV incurred and paid a fee of $3.5 million (equal to 0.25% of the contract price) to RCS and also paid an acquisition fee of $13.8 million to the Former Manager and its affiliates related to the Company’s acquisition of certain properties in the GE Capital portfolio. No such fees were incurred during the year ended December 31, 2015 in connection with these transactions.
Merger and Other Non-routine Transactions
The Company, ARCT III and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below.
The tables below show fees and expenses attributable to each merger and other non-routine transaction during the years ended December 31, 2014 and 2013 (in thousands). No related party transactions classified as merger and other non-routine transactions in the accompanying consolidated statements of operations were incurred during the year ended December 31, 2015.

	Year Ended December 31, 2014
	ARCT IV Merger	Internalization and Other	Cole Merger	Multi-tenant Spin Off	Total
Merger related costs:
Strategic advisory services	$8,400	$—	$17,115	$1,750	$27,265
Personnel costs and other reimbursements	—	—	72	—	72
Other non-routine transaction related expenses:
Subordinated distribution fees	78,244	—	—	—	78,244
Furniture, fixtures and equipment	5,800	10,000	—	—	15,800
Other fees and expenses	—	—	2,900	—	2,900
Personnel costs and other reimbursements	417	—	1,728	—	2,145
Post-transaction support services	1,352	10,000	—	—	11,352
Total merger and other non-routine transaction related expenses	$94,213	$20,000	$21,815	$1,750	$137,778

	Year Ended December 31, 2013
	ARCT III Merger	ARCT IV Merger	CapLease Merger	Cole Merger	Other	Total
Merger related costs:
Strategic advisory services	$—	$16,075	$5,563	$14,215	$243	$36,096
Legal fees and expenses	126	500	3,000	—	40	3,666
Personnel costs and other reimbursements	522	2,137	567	169	178	3,573
Other fees and expenses	—	640	250	—	—	890
Other non-routine transaction related expenses:
Subordinated distribution fee	98,360	—	—	—	—	98,360
Furniture, fixtures and equipment	5,800	—	—	—	—	5,800
Legal fees and expenses	950	—	—	—	—	950
Personnel costs and other reimbursements	—	1,107	—	1,463	109	2,679
Post-transaction support services	2,000	2,000	—	—	—	4,000
Other fees and expenses	—	—	132	—	—	132
Total merger and other non-routine transaction related expenses	$107,758	$22,459	$9,512	$15,847	$570	$156,146

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

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
The Company entered into an agreement with RCS, RCS Advisory and ANST under which they agreed to provide financial advisory and information agent services in connection with the ARCT IV Merger and the related proxy solicitation seeking approval from the Company’s stockholders in connection with such merger. The agreement provided that these services included facilitation of the preparation, distribution and accumulation of proxy materials, stockholder, analyst and financial advisor communications and consultation on materials and communications made to the public and regulatory agencies regarding the ARCT IV Merger. However, effective October 6, 2013, pursuant to the first amendment to the ARCT IV Merger Agreement, a vote by the Company’s stockholders was no longer required. The Company paid $0.6 million in fees pursuant to this agreement during the year ended December 31, 2013.
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
Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV Merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. These commissions were included in merger and other non-routine transactions in the accompanying consolidated statements of operations for the year ended December 31, 2014.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Pursuant to the transaction management services agreement, dated December 9, 2013, the Company and the OP paid RCS Advisory an aggregate fee of $2.9 million on January 8, 2014, in connection with providing the following services: transaction management support related to the Cole Merger up to the date of the transaction management services agreement and ongoing transaction management support, marketing support, due diligence coordination and event coordination up to the date of the termination of the transaction management services agreement. The transaction management services agreement expired on the consummation of the Company’s transition to self-management on January 8, 2014.
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
Other Non-routine Transactions
ARCT III Merger Subordinated Distribution Fee
On February 28, 2013, the OP entered into a contribution and exchange agreement with the ARCT III OP and the ARCT III Special Limited Partner, the holder of the special limited partner interest in the ARCT III OP. The ARCT III Special Limited Partner was entitled to receive certain distributions from ARCT III OP, including a subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of ARCT III OP). The ARCT III Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT III’s stockholders in addition to their initial investment. Pursuant to the contribution and exchange agreement, the ARCT III Special Limited Partner contributed its interest in the ARCT III OP, inclusive of the $98.4 million subordinated distribution proceeds received, to the ARCT III OP in exchange for 7.6 million ARCT III OP Units. Upon consummation of the ARCT III Merger, these ARCT III OP Units were immediately converted into 7.3 million OP Units after application of the ARCT III Exchange Ratio. The Company recorded an expense of $98.4 million during the year ended December 31, 2013 in connection with this transaction. In conjunction with the ARCT III Merger Agreement, the ARCT III Special Limited Partner agreed to hold its OP Units for a minimum of one year before converting them into shares of the Company’s Common Stock.
ARCT IV Merger Subordinated Distribution Fee
On January 3, 2014, the OP entered into a contribution and exchange agreement with the ARCT IV OP, American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”) and ARC Real Estate.The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment. Pursuant to the contribution and exchange agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the $78.2 million of subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million ARCT IV OP Units. Upon consummation of the ARCT IV Merger, these ARCT IV OP Units were immediately converted into 6.7 million OP Units after application of the applicable ARCT IV Exchange Ratio. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to hold its OP Units for a minimum of two years before converting them into shares of the Company’s Common Stock.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Furniture, Fixtures and Equipment and Other Assets
The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, the Sellers sold the OP certain furniture, fixtures and equipment and other assets (“FF&E”) used by the Sellers in connection with managing the property-level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million and $5.8 million to purchase the FF&E and other assets during the years ended December 31, 2014 and 2013, respectively. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company expensed the amount originally capitalized and recognized the expense in merger and other non-routine transactions during the fourth quarter of 2014.
Other Fees and Expenses
In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2015 and 2013.
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
Personnel Costs and Other Reimbursements
The Company, ARCT III and ARCT IV incurred expenses of and paid $2.5 million to RCS Advisory and $0.2 million to ANST for personnel costs and reimbursements in connection with non-recurring transactions during the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2015 and 2013.
Post-Transaction Support Services
ARCT III entered into an agreement with ARC Advisory under which ARC Advisory agreed to provide support services including legal, accounting, marketing, human resources and information technology, among other services, until the earlier of the ARCT III Merger closing date or one year (and an agreed upon period of up to 60 days following the ARCT III Merger). ARCT III paid $2.0 million in fees pursuant to this agreement during the year ended December 31, 2013. No such expense was incurred during the years ended December 31, 2015 and 2014 in connection with this agreement.
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
In connection with its entry into the ARCT IV Merger Agreement, ARCT IV agreed to pay additional asset management fees, which totaled $1.3 million, net of credits received from affiliates during the year ended December 31, 2014. No such fees were incurred during the years ended December 31, 2015 and 2014.
Effective January 8, 2014, the Former Manager agreed to provide certain transition services, including accounting support, acquisition support, investor relations support, public relations support, human resources and administration, general human resources duties, payroll services, benefits services, insurance and risk management, information technology, telecommunications and Internet and services relating to office supplies. The Company paid $10.0 million to the Former Manager on January 8, 2014. This arrangement was in effect for a 60-day term beginning on January 8, 2014.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Management Fees to Affiliates
The Company, ARCT III and ARCT IV recorded fees and reimbursements for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the years ended December 31, 2014 and 2013 (in thousands). No such fees were incurred during the year ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
Management fees to affiliates:
Base management fees	$—	$—	$4,969
Asset management fees	—	13,888	11,693
Property management fees	—	—	800
Total management fees to affiliates	$—	$13,888	$17,462
Base Management Fees to the Former Manager
Prior to the termination of the management agreement, the Company paid the Former Manager an annual base management fee equal to 0.50% per annum of average unadjusted book value of the Company’s real estate assets, calculated and payable monthly in advance, for the value of assets up to $3.0 billion and 0.40% per annum for the unadjusted book value of assets over $3.0 billion. The management fee was generally payable in cash; however in lieu of cash, on January 21, 2014, the Former Manager agreed to settle all outstanding balances in stock, resulting in the Company issuing 388,461 shares of Common Stock to the Former Manager. Prior to the ARCT III Merger, the Former Manager was entitled to an annual base management fee equal to 0.50% per annum for the unadjusted book value of assets with no asset threshold limitations. The Company incurred expenses of $5.0 million that were not waived during the year ended December 31, 2013. The Former Manager waived the portion of its management fee in excess of certain net income thresholds related to the Company’s operations during certain periods in 2013. These waived fees totaled $6.1 million during the year ended December 31, 2013. No such fees were incurred or waived during the years ended December 31, 2015 and 2014.
Asset Management Fees
ARCT III
Effective July 1, 2012, as payment for asset management fees, ARCT III issued (subject to periodic approval by its board of directors) to the ARCT III Advisor performance-based restricted partnership units of the ARCT III OP designated as “ARCT III Class B units,” which were intended to be profits interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of ARCT III OP’s assets plus all distributions that equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); and (y) a liquidity event had occurred.
The ARCT III Advisor received distributions on unvested ARCT III Class B units equal to the distribution rate received on ARCT III common stock. In 2013, the ARCT III board of directors approved issuance of 603,599 ARCT III Class B units to the ARCT III Advisor for asset management services it provided. The performance condition related to these ARCT III Class B units was satisfied upon the completion of the ARCT III Merger and as a result a $9.4 million expense was recorded during the year ended December 31, 2013. The 748,621 ARCT III Class B units converted into ARCT III OP Units, which converted on a one-to-one basis, into 711,190 OP Units after the application of the ARCT III Exchange Ratio.
In connection with a 60-day extension of the advisory agreement which was executed in order to facilitate the smooth transition of advisory services following the consummation of the ARCT III Merger, the Company incurred and paid additional asset management fees of $2.3 million during 2013. No fees were incurred during the years ended December 31, 2015 and 2014.
ARCT IV
In connection with the asset management services provided by the ARCT IV Advisor, ARCT IV issued (subject to periodic approval by ARCT IV’s board of directors) to the ARCT IV Advisor performance-based restricted partnership units of the ARCT IV OP designated as “ARCT IV Class B Units,” which were intended to be profit interests and to vest, and no longer be subject to forfeiture, at such time as: (x) the value of the ARCT IV OP’s assets plus all distributions equaled or exceeded the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the “economic hurdle”); (y) any one of the following occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Company’s independent directors without cause; (2) a listing; or (3) another liquidity event; and (z) the ARCT IV Advisor was still providing advisory services to ARCT IV.
The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV Operating Partnership agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the year ended December 31, 2014. No expense was recognized during the year ended December 31, 2015.
General and Administrative Expenses
The Company, ARCT III and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company, ARCT III and ARCT IV during the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
General and administrative expenses:
Advisory fees and reimbursements	$—	$2,015	$5,602
Equity awards	—	14,074	97,604
Total general and administrative expenses	$—	$16,089	$103,206
Advisory Fees and Reimbursements
The Company, ARCT III and ARCT IV agreed to pay certain fees and reimbursements during the years ended December 31, 2014 and 2013 to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the years ended December 31, 2014 and 2013, these expenses totaled $2.0 million and $5.6 million, respectively. No such expenses were incurred during the year ended December 31, 2015.
Equity Awards
Upon consummation of the ARCT III Merger, the Company entered into the OPP with the Former Manager. The OPP gave the Former Manager the opportunity to earn compensation upon the attainment of certain stockholder value creation targets. The Company recorded an expense of $32.7 million for the valuation of the award through December 31, 2013 and an additional expense of $59.6 million due to the accelerated vesting of the OPP. This total expense of $92.3 million is included in general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2013. Additionally, during the year ended December 31, 2014, $1.6 million was recorded in general and administrative expenses as equity-based compensation relating to the change in total return to stockholders used in computing the number of LTIP units earned between December 31, 2013 and January 8, 2014.
As a result of the ARCT III Merger, certain restricted shares held by employees of affiliates of the Former Manager were fully vested. This expense of $2.0 million is included in general and administrative expense in the accompanying consolidated statements of operations during the year ended December 31, 2013. During the year ended December 31, 2013, the Company granted 620,000 restricted share awards to employees of affiliates of the Former Manager as compensation for certain services. These were separate grants and the grant date fair values for these issuances were $4.5 million in February 2013 and $4.4 million in July 2013, respectively.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

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
During the year ended December 31, 2014, the Company granted 796,075 restricted share awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who were affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million for the year ended December 31, 2014 was recorded in general and administrative expenses in the accompanying consolidated statements of operations. No such expenses or grants were made to employees of affiliates of the Former Manager during the year ended December 31, 2015.
Indirect Affiliate Expenses
The Company incurred fees and expenses payable to affiliates of the Former Manager or payable to a third party on behalf of affiliates of the Former Manager for amenities related to certain buildings, as explained below. These expenses are depicted in the table below for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Indirect affiliate expenses:
Audrain building	$—	$8,724	68
ANST office build-out	—	462	—
New York (405 Park Ave.) office	—	1,659	—
Dresher, PA office	—	92	—
North Carolina office	—	38	—
Total indirect affiliate expenses	$—	$10,975	$68
Audrain Building
During the year ended December 31, 2013, a wholly owned subsidiary of ARC Real Estate purchased a historic building in Newport, Rhode Island (“Audrain”) with plans to renovate the second floor to serve as offices for certain executives of the Company, the Former Manager and affiliates of the Former Manager. An affiliate of the Former Manager requested that invoices relating to the second floor renovation and tenant improvements and all building operating expenses either be reimbursed by the Company to ARC Advisory or be paid directly to the contractors and vendors. During the year ended December 31, 2013, the Company paid $27,000 for architectural costs relating to the renovation directly to a third party. During the year ended December 31, 2014, the Company incurred $8.7 million for tenant improvements and furniture and fixtures relating to the renovation directly to third parties.
In addition, on October 4, 2013, the Company entered into a lease agreement with a subsidiary of ARC Real Estate for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the years ended December 31, 2014 and 2013, the Company incurred and paid $0.3 million and $0.1 million, respectively, for base rent, which was partially offset by $17,000 and $55,000, respectively, of rental revenue received from the subtenants during the years ended December 31, 2014 and 2013, respectively. No rental revenue was received during the year ended December 31, 2015.
As a result of findings of the Audit Committee Investigation, the Company terminated this lease agreement and was reimbursed for the tenant improvements and furniture costs incurred by the Company, totaling $8.5 million, during the year ended December 31, 2014. Reimbursement was made by delivery and retirement of 916,423 OP Units held by an affiliate of the Former Manager. The Company never moved into or occupied the building.
American National Stock Transfer, LLC Office Build-out
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

ANST never moved into the building. The Company is considering its options with regard to recovery of such payments, although no decisions have been made at this time. No asset has been recognized in the financial statements related to any potential recovery.
Shared Office Space
During the year ended December 31, 2014, the Company paid $1.8 million to an affiliate of the Former Manager for rent, leasehold improvements and furniture and fixtures related to offices in New York, Pennsylvania, and North Carolina where certain of the Company’s employees shared office space with an affiliate of the Former Manager. The Company no longer occupies the office space.
Additional Related Party Transactions
The following related party transactions were not included in the tables above.
Tax Protection Agreement
The Company is party to a tax protection agreement with ARC Real Estate, which contributed its 100% indirect ownership interests in 63 of the Company’s properties to the Operating Partnership in the formation transactions related to the Company’s initial public offering. Pursuant to the tax protection agreement, the Company has agreed to indemnify ARC Real Estate for its tax liabilities (plus an additional amount equal to the taxes incurred as a result of such indemnity payment) attributable to its built-in gain, as of the closing of the formation transactions, with respect to its interests in the contributed properties (other than two vacant properties contributed), if the Company sells, conveys, transfers or otherwise disposes of all or any portion of these interests in a taxable transaction on or prior to September 6, 2021. The sole and exclusive rights and remedies of ARC Real Estate under the tax protection agreement will be a claim against the Operating Partnership for ARC Real Estate’s tax liabilities as calculated in the tax protection agreement, and ARC Real Estate shall not be entitled to pursue a claim for specific performance or bring a claim against any person that acquires a protected property from the Operating Partnership in violation of the tax protection agreement.
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
Investment from the ARCT IV Special Limited Partner
In connection with the ARCT IV Merger, the ARCT IV Special Limited Partner invested $0.8 million in the ARCT IV OP and was subsequently issued 79,870 OP Units in respect thereof upon the closing of the ARCT IV Merger after giving effect to the ARCT IV Exchange Ratio. This investment is included in non-controlling interests in the accompanying consolidated balance sheets.
Investment in an Affiliate of the Former Manager
During the year ended December 31, 2013, the Company invested $10.0 million in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs, and subsequently reinvested dividends totaling $0.1 million in the fund. During the fourth quarter of 2013, the Company sold a portion of such investments with an original cost of $8.5 million at a loss of $0.4 million, resulting in a remaining investment of $1.5 million as of December 31, 2013. As of December 31, 2014, the Company sold substantially all of its investment, with a remaining investment value of less than $0.1 million. As of December 31, 2015, the Company sold all of its investments in the fund.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

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
Offering-Related Revenue
The Company generally receives a selling commission and dealer manager or distribution fee based on the gross offering proceeds related to the sale of shares of the Managed REITs’ common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has reallowed 100% of selling commissions earned to participating broker-dealers. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares issued under the respective Managed REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.
All other organization and offering expenses associated with the sale of the Managed REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Managed REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Managed REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Managed REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. During the three months ended December 31, 2015 and 2014 the Company assessed the expected collectability of the program development costs based on assumptions used to evaluate the goodwill and intangible asset impairments and recorded additional reserves for uncollectible amounts of $11.3 million and $13.1 million, respectively, which are recorded in general and administrative expenses in the accompanying statements of operations. As of December 31, 2015 and 2014, the Company had organization and offering costs each of $12.9 million, which were net of reserves of $34.8 million and $13.1 million, respectively.
The following table shows the offering fee summary information for the Managed REITs as of December 31, 2015:

Program	Selling Commissions (1)	Dealer Manager and Distribution Fees (2)
Open Programs
CCPT V	7%	2%
INAV (3)
Wrap Class Shares	—%	0.55%
Advisor Class Shares	up to 3.75%	0.55% and 0.50%
Institutional Class Shares	—%	0.25%

CCIT II	7%	2%

Closed Programs
CCPT IV (4)	7%	2%
_______________________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)	The Company may reallow all or a portion of its dealer manager fee or applicable distribution fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)
In connection with the INAV offering, the Company receives selling commissions, an asset-based dealer manager fee and/or an asset-based distribution fee, all based on the net asset value for each class of common stock.

(4)	CCPT IV’s offering closed April 4, 2014.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

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
The following table shows the transaction-related fees for the Managed REITs and other real estate programs as of December 31, 2015:

Program	Acquisition Transactional Fees (1)	Disposition Fees	Liquidation Performance Fees (2)
Open Programs
CCPT V	2%	1%	15%
INAV	—	—	—
CCIT II	2%	1%	15%

Closed Programs
CCPT IV	2%	1%	15%
Other Programs	Various	Various	Various
_______________________________________________

(1)	Percent taken on gross purchase price.

(2)
Performance fee paid only under the following circumstances: (i) if shares are listed on a national securities exchange; (ii) if the respective Managed REIT is sold or the assets are liquidated; or (iii) upon termination of the advisory agreement. In connection with such events, the performance fee will only be earned upon the return to investors of their net capital invested and an 8% annual cumulative, non-compounded return (6% in the case of CCPT V).

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
The following table shows the management fees for the Managed REITs as of December 31, 2015:

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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The table below reflects the revenue earned from the Managed REITs (including closed programs, as applicable) and joint ventures for the years ended December 31, 2015 and 2014 (in thousands). No such revenues were earned in 2013.

	Year Ended December 31,
	2015	2014
Offering-related fees and reimbursements
Securities commissions (1)	$14,101	$57,023
Dealer manager and distribution fees (2)	5,131	17,533
Reimbursement revenue	5,178	12,553
Offering-related fees and reimbursements	24,410	87,109

Transaction service fees and reimbursements
Acquisition fees	18,742	60,426
Disposition fees (3)	4,974	—
Reimbursement revenues	2,165	4,284
Transaction service fees and reimbursements	25,881	64,710

Management fees and reimbursements
Asset and property management fees and leasing fees	452	596
Advisory and performance fee revenue	44,948	40,906
Reimbursement revenues	13,843	8,806
Management fees and reimbursements	59,243	50,308

Interest income on Affiliate Lines of Credit	1,275	307

Total related party revenues(4)	$110,809	$202,434
___________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)
During the years ended December 31, 2015 and 2014, the Company reallowed $2.0 million and $9.2 million, respectively, of dealer manager fees to participating broker dealers as a marketing and due diligence expense reimbursement.

(3)
The Company earned a disposition fee of $4.4 million on behalf of CCIT when it merged with Select Income REIT on January 29, 2015 and a $0.6 million disposition fee in connection with the sale of one property owned by a consolidated joint venture.

(4) Total related party revenues excludes fees earned from 1031 real estate programs of $5.3 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively.
Investment in the Managed REITs
As of December 31, 2015, the Company owned aggregate equity investments of $4.1 million in the Managed REITs. The Company accounts for these investments using the equity method of accounting, which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Managed REIT’s earnings and distributions. The Company records its proportionate share of net income from the Managed REITs in other income, net in the consolidated statements of operations. During the years ended December 31, 2015 and 2014, the Company recognized $46,000 of net income and $1.6 million of net loss, respectively, from the Managed REITs.
The table below presents certain information related to the Company’s investments in the Managed REITs as of December 31, 2015 (carrying amount in thousands):

	December 31, 2015
Managed REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT IV	0.01%	$122
CCPT V	1.27%	1,644
CCIT II	0.71%	1,544
INAV	0.14%	154
Funds not yet in offering	N/A	600
		$4,064

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Unconsummated Sale of Cole Capital to RCS Capital Corporation
On October 1, 2014, the Company announced that it had entered into a purchase agreement, pursuant to which RCS Capital Corporation (“RCAP”) would acquire Cole Capital for at least $700.0 million. As part of the transaction, the Company would be entitled to an earn-out of up to an additional $130.0 million based upon Cole Capital’s 2015 earnings before income taxes, depreciation and amortization. On November 3, 2014, the Company received notice from RCAP purporting to terminate the agreement. On December 4, 2014, the Company issued a press release announcing that it had entered into a settlement agreement with RCAP that resolved their dispute relating to the agreement.
The settlement included: $42.7 million in cash paid by RCAP to the Company; a $15.3 million unsecured note issued by RCAP to the Company; and a release of the Company from its obligation to pay $2.0 million to RCAP for services performed in relation to the Company’s Common Stock offering in 2014. This settlement is included in other income, net in the accompanying consolidated statements of operations. The Company and RCAP also agreed to work together to terminate, unwind or otherwise discontinue all agreements, arrangements and understandings between the two parties and any of their respective subsidiaries. See Note 8 – Loans Held for Investment for further discussion on the unsecured note and the Company’s recent inclusion of the entire amount of the note in reserve for loan loss in the accompanying consolidated statements of operations.
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, of $0.2 million and $0.6 million as of December 31, 2015 and 2014, respectively, related to amounts due to the Managed REITs for expense reimbursements.
Due from Affiliates
As of December 31, 2015 and 2014, $60.6 million and $86.1 million, respectively, was expected to be collected from affiliates, including balances from the Managed REITs’ lines of credit, as well as balances for services provided by the Company and expenses subject to reimbursement by the Managed REITs in accordance with their respective advisory and property management agreements. The Company had a balance of $10.6 million due from the Managed REITs as of December 31, 2015 for services provided by the Company for which we expect to be reimbursed in accordance with the Managed REITs’ respective advisory and property management agreements. The balance is included in due from affiliates in the accompanying consolidated balance sheets.
As of December 31, 2015, the Company had revolving line of credit agreements in place with CCIT II and CCPT V (the “Affiliate Lines of Credit”) that provide for maximum borrowings of $60.0 million to each of CCIT II and CCPT V. The Affiliate Lines of Credit bear interest at variable rates of one-month LIBOR plus 2.20%. The line of credit with CCPT V matures in March 2016. Subsequent to December 31, 2015, the Company extended the maturity date of the CCIT II line of credit to June 30, 2016 and reduced the maximum borrowing to $30.0 million. As of each of December 31, 2015 and 2014, there was $50.0 million outstanding on the Affiliate Lines of Credit. Additionally, the Company had a revolving line of credit agreement with INAV that matured in December 2015. There was no balance outstanding on INAV’s line of credit at the time of maturity.
Note 19 – Net Loss Per Share/Unit
The General Partner’s unvested Restricted Shares contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with U.S. GAAP and, therefore, are included in the computation of earnings per share under the two-class computation method. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested Restricted Shares are not allocated losses as the awards do not have a contractual obligation to share in losses of the General Partner. The two-class computation method is an earnings allocation formula that determines earnings per share for each class of shares of Common Stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands, except for share and per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to the General Partner	$(316,353)	$(977,185)	$(491,499)
Less: dividends to preferred shares and participating securities	72,302	104,057	3,631
Net loss attributable to common stockholders	$(388,655)	$(1,081,242)	$(495,130)

Weighted average number of common stock outstanding - basic and diluted	903,360,763	793,150,098	205,341,431

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.43)	$(1.36)	$(2.41)
As of December 31, 2015, approximately 23.8 million OP Units were outstanding, which are convertible into an equal number of shares of Common Stock, and approximately 3.3 million of unvested Restricted Shares and unvested Restricted Stock Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.
Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit computation for the OP for the years ended December 31, 2015, 2014 and 2013 (dollar amounts in thousands, except for unit and per unit data):

	Year Ended December 31,
	2015	2014	2013
Net loss attributable to the Operating Partnership	$(324,766)	$(1,010,758)	$(507,815)
Less: dividends to preferred units and participating securities	72,302	104,057	3,631
Net loss attributable to common unitholders	$(397,068)	$(1,114,815)	$(511,446)

Weighted average number of common units outstanding - basic and diluted	927,124,560	817,883,937	214,352,289

Basic and diluted net loss from continuing operations per unit attributable to common unitholders	$(0.43)	$(1.36)	$(2.39)
As of December 31, 2015, approximately 3.3 million shares of unvested restricted units were excluded from the calculation of diluted net loss per unit as the effect would have been antidilutive.
Note 20 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a benefit of $39.9 million and $40.6 million for the years ended December 31, 2015 and 2014, respectively, which are included in benefit from (provision for) income taxes in the accompanying consolidated statements of operations. No benefit from or provision for income taxes was recognized for the year ended December 31, 2013 as the Company did not commence operations for Cole Capital until 2014.
REI Income Taxes
The REI segment recognized a provision for income taxes for the years ended December 31, 2015, 2014 and 2013 of $3.6 million, $7.3 million and $2.2 million, respectively, which are included in benefit from (provision for) income taxes in the accompanying consolidated statements of operations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

The following table presents the reconciliation of the benefit from income taxes with the amount computed by applying the statutory federal income tax rate to loss before income taxes for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015		2014		2013
Consolidated loss before taxes	$(359,795)		$(1,044,176)		$(505,620)
Loss from non-taxable entities	128,545		714,508		505,620
Loss attributable to taxable subsidiaries before income taxes	(231,250)		(329,668)		—
Federal provision at statutory rate	(80,938)	35.0%	(115,384)	35.0%	—	—%
State income taxes and other	(7,813)	3.4%	(3,266)	1.0%	—	—%
Impairment of goodwill	48,879	(21.1)%	78,073	(23.7)%	—	—%
Total benefit from Cole Capital income taxes	$(39,872)	17.3%	$(40,577)	12.3%	$—	—%
REI state income taxes	3,569		7,313		2,195
Total (benefit from) provision for income taxes	$(36,303)		$(33,264)		$2,195
The following table presents the components of the (benefit from) provision for income taxes for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$10,122	$(6,306)	$—
State	2,248	(947)	—
Total current provision (benefit)	12,370	(7,253)	—
Deferred
Federal	(45,416)	(28,968)	—
State	(6,826)	(4,356)	—
Total deferred benefit	(52,242)	(33,324)	—

REI state income taxes	3,569	7,313	2,195

Total (benefit from) provision for from income taxes	$(36,303)	$(33,264)	$2,195
The components of the net deferred tax assets (liabilities) as of December 31, 2015 and December 31, 2014, which are included in the accompanying consolidated balance sheet, are as follows (in thousands):

	As of December 31,
	2015	2014
Intangible assets	$(17,943)	$(55,910)
Accrued compensation	6,251	4,038
Fixed assets	(5,192)	(5,513)
Program development costs	13,310	5,014
Equity-based compensation	4,700	1,965
Other	1,030	320
Total net deferred tax asset (liability)	$2,156	$(50,086)
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2015, 2014 and 2013. Any interest and penalties related to unrecognized tax benefits would be recognized in (provision for) benefit from income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2011.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

Note 21 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015 for VEREIT (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$393,968	$393,721	$384,954	$383,374
Net (loss) income	(30,693)	(108,709)	8,141	(192,231)
Net (loss) income attributable to the General Partner	(29,970)	(106,522)	7,529	(187,390)
Less: dividends to preferred shares and participating securities	17,978	17,973	18,191	18,160
Net loss attributable to the common stockholders	$(47,948)	$(124,495)	$(10,662)	$(205,550)

Weighted-average shares outstanding - basic and diluted	902,996,270	903,339,143	903,461,323	903,638,159

Basic and diluted net loss per share attributable to common stockholders (1)	$(0.05)	$(0.14)	$(0.01)	$(0.23)
_______________________________________________

(1)
The sum of the quarterly net loss per share amounts do not agree to the full year net loss per share amounts. The Company calculates net loss per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$393,968	$393,721	$384,954	$383,374
Net (loss) income	(30,693)	(108,709)	8,141	(192,231)
Net (loss) income attributable to the OP	(30,873)	(109,322)	7,737	(192,308)
Less: dividends to preferred shares and participating securities	17,978	17,973	18,191	18,160
Net loss attributable to the unitholders	$(48,851)	$(127,295)	$(10,454)	$(210,468)

Weighted-average units outstanding - basic and diluted	926,760,067	927,102,940	927,225,120	927,401,956

Basic and diluted net loss per unit attributable to common unitholders (1)	$(0.05)	$(0.14)	$(0.01)	$(0.23)
_______________________________________________

(1)
The sum of the quarterly net loss per unit amounts do not agree to the full year net loss per unit amounts. The Company calculates net loss per unit based on the weighted-average number of outstanding unit during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 for VEREIT (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$321,154	$382,178	$457,118	$418,807
Net loss	(305,840)	(56,598)	(288,047)	(360,427)
Net loss attributable to the General Partner	(291,444)	(54,720)	(280,398)	(350,623)
Less: dividends to preferred shares and participating securities	23,432	23,291	37,643	19,691
Net loss attributable to the common stockholders	$(314,876)	$(78,011)	$(318,041)	$(370,314)

Weighted-average shares outstanding - basic and diluted	547,470,457	815,406,408	902,096,102	902,528,464

Basic and diluted net loss per share attributable to common stockholders (1)	$(0.58)	$(0.10)	$(0.35)	$(0.41)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 – (Continued)

_______________________________________________

(1)
The sum of the quarterly net loss per share amounts do not agree to the full year net loss per share amounts. The Company calculates net loss per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$321,154	$382,178	$457,118	$418,807
Net loss	(305,840)	(56,598)	(288,047)	(360,427)
Net loss attributable to the OP	(305,648)	(56,870)	(288,202)	(360,038)
Less: dividends to preferred shares and participating securities	23,432	23,291	37,643	19,691
Net loss attributable to the unitholders	$(329,080)	$(80,161)	$(325,845)	$(379,729)

Weighted-average units outstanding - basic and diluted	572,457,009	840,184,663	926,801,361	926,999,843

Basic and diluted net loss per unit attributable to common unitholders (1)	$(0.57)	$(0.10)	$(0.35)	$(0.41)
_______________________________________________

(1)
The sum of the quarterly net loss per unit amounts do not agree to the full year net loss per unit amounts. The Company calculates net loss per unit based on the weighted-average number of outstanding unit during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Note 22 – Subsequent Events
The following events occurred subsequent to December 31, 2015:
Real Estate Investment Activity
From January 1, 2016 through February 23, 2016, the Company disposed of 36 properties for an aggregate gross sales price of $148.3 million and an estimated gain of $15.2 million.
Common Stock Dividend
On February 23, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2016 to stockholders of record as of March 31, 2016, which will be paid on April 15, 2016. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On February 23, 2016, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for April 2016 through June 2016 in respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below.  The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
March 15, 2016 - April 14, 2016	April 1, 2016	April 15, 2016
April 15, 2016 - May 14, 2016	May 1, 2016	May 16, 2016
May 15, 2016 - June 14, 2016	June 1, 2016	June 15, 2016

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015 (in thousands)

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
24 Hour Fitness	Woodlands	TX	$—	$2,690	$7,463	$—	$10,153	$(1,202)	9/24/13	2002
7-Eleven	Sarasota	FL	—	1,312	1,312	—	2,624	(230)	11/19/12	2000
7-Eleven	Gloucester	VA	—	144	578	—	722	(99)	12/24/12	1985
7-Eleven	Hampton	VA	—	69	624	—	693	(107)	12/24/12	1986
7-Eleven	Hampton	VA	—	161	644	—	805	(110)	12/24/12	1959
AAA	Oklahoma City	OK	—	3,639	32,567	—	36,206	(3,090)	2/7/14	2009
Aaron Rents	Oneonta	AL	614	205	1,080	—	1,285	(113)	2/7/14	2008
Aaron Rents	Oxford	AL	—	278	748	—	1,026	(73)	2/7/14	1989
Aaron Rents	Valley	AL	409	141	827	—	968	(82)	2/7/14	2009
Aaron Rents	El Dorado	AR	—	238	743	—	981	(81)	2/7/14	2000
Aaron Rents	Springdale	AR	624	513	916	—	1,429	(99)	2/7/14	2009
Aaron Rents	Auburndale	FL	2,647	1,351	5,127	—	6,478	(528)	2/7/14	2009
Aaron Rents	Pensacola	FL	—	159	924	—	1,083	(91)	2/7/14	1979
Aaron Rents	Statesboro	GA	—	351	1,163	—	1,514	(118)	2/7/14	2008
Aaron Rents	Indianapolis	IN	—	235	1,071	—	1,306	(104)	2/7/14	1998
Aaron Rents	Lafayette	IN	550	404	652	—	1,056	(78)	2/7/14	1989
Aaron Rents	Mansura	LA	—	81	497	—	578	(56)	2/7/14	2000
Aaron Rents	Minden	LA	—	323	1,043	—	1,366	(123)	2/7/14	2008
Aaron Rents	Battle Creek	MI	—	286	843	—	1,129	(85)	2/7/14	1995
Aaron Rents	Benton Harbor	MI	—	217	924	—	1,141	(95)	2/7/14	1997
Aaron Rents	Redford	MI	434	125	698	—	823	(80)	2/7/14	1972
Aaron Rents	Kennett	MO	319	203	473	—	676	(52)	2/7/14	1999
Aaron Rents	Greenwood	MS	—	156	967	—	1,123	(102)	2/19/14	2006
Aaron Rents	Magnolia	MS	1,472	287	2,791	—	3,078	(264)	2/7/14	2000
Aaron Rents	Charlotte	NC	579	308	1,201	—	1,509	(115)	2/7/14	1994
Aaron Rents	Bowling Green	OH	564	326	928	—	1,254	(101)	2/7/14	2009
Aaron Rents	Kent	OH	614	245	1,080	—	1,325	(120)	2/7/14	1999
Aaron Rents	North Olmsted	OH	449	218	753	—	971	(86)	2/7/14	1960
Aaron Rents	Shawnee	OK	—	303	1,135	—	1,438	(120)	2/7/14	2008
Aaron Rents	Bloomsburg	PA	400	224	856	—	1,080	(84)	2/7/14	1996
Aaron Rents	Meadville	PA	—	237	1,224	—	1,461	(125)	2/7/14	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Aaron Rents	Columbia	SC	—	576	1,010	—	1,586	(100)	2/7/14	1977
Aaron Rents	Marion	SC	319	100	685	—	785	(68)	2/7/14	2008
Aaron Rents	Chattanooga	TN	—	480	1,075	—	1,555	(97)	2/7/14	1989
Aaron Rents	Copperas Cove	TX	—	423	1,341	—	1,764	(133)	2/7/14	2007
Aaron Rents	Haltom City	TX	—	858	1,024	—	1,882	(112)	2/7/14	2008
Aaron Rents	Humble	TX	—	548	1,146	—	1,694	(117)	2/7/14	2008
Aaron Rents	Killeen	TX	—	815	3,244	—	4,059	(323)	2/7/14	1981
Aaron Rents	Kingsville	TX	599	345	1,040	—	1,385	(104)	2/7/14	2009
Aaron Rents	Livingston	TX	—	173	1,498	—	1,671	(149)	2/7/14	2008
Aaron Rents	Mexia	TX	—	126	1,186	—	1,312	(119)	2/7/14	2007
Aaron Rents	Mission	TX	549	324	954	—	1,278	(95)	2/7/14	2009
Aaron Rents	Odessa	TX	—	99	768	—	867	(79)	2/7/14	2006
Aaron Rents	Pasadena	TX	—	444	1,231	—	1,675	(125)	2/7/14	2009
Aaron Rents	Port Lavaca	TX	—	160	1,274	—	1,434	(128)	2/7/14	2007
Aaron Rents	Texas City	TX	—	275	2,156	—	2,431	(214)	2/7/14	2008
Aaron Rents	Richmond	VA	—	508	1,435	—	1,943	(162)	2/7/14	1988
Abbott Laboratories	Waukegan	IL	—	4,734	21,319	—	26,053	(2,462)	11/5/13	1980
Abbott Laboratories	Columbus	OH	—	800	11,385	—	12,185	(1,551)	11/5/13	1980
Abuelo's	Rogers	AR	—	825	2,296	—	3,121	(335)	6/27/13	2003
Academy Sports	Mobile	AL	—	1,311	7,431	—	8,742	(759)	11/1/13	2012
Academy Sports	Montgomery	AL	—	1,869	6,385	—	8,254	(693)	2/7/14	2009
Academy Sports	Fayetteville	AR	7,290	1,900	7,601	—	9,501	(1,624)	12/28/12	2012
Academy Sports	Dalton	GA	4,965	998	5,656	—	6,654	(1,142)	2/20/13	2012
Academy Sports	Bossier City	LA	—	2,906	6,555	—	9,461	(655)	2/7/14	2008
Academy Sports	Smyrna	TN	—	2,109	8,434	—	10,543	(862)	11/1/13	2012
Academy Sports	Austin	TX	5,043	4,216	8,755	—	12,971	(744)	2/7/14	1988
Academy Sports	Fort Worth	TX	—	2,072	8,329	—	10,401	(716)	2/7/14	2009
Academy Sports	Killeen	TX	3,297	2,779	5,321	—	8,100	(487)	2/7/14	2009
Academy Sports	Laredo	TX	—	2,782	8,111	—	10,893	(725)	2/7/14	2008
Advance Auto Parts	Birmingham	AL	—	455	373	—	828	(60)	2/28/13	1997
Advance Auto Parts	Birmingham	AL	—	330	494	—	824	(80)	2/28/13	1999
Advance Auto Parts	Calera	AL	—	723	723	—	1,446	(124)	12/27/12	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Advance Auto Parts	Dothan	AL	—	326	326	(7)	645	(55)	12/31/12	1997
Advance Auto Parts	Enterprise	AL	—	280	420	(6)	694	(71)	12/31/12	1995
Advance Auto Parts	Opelika	AL	—	289	1,156	—	1,445	(176)	4/24/13	2013
Advance Auto Parts	Brooklyn	CT	—	324	1,429	—	1,753	(67)	11/7/14	2006
Advance Auto Parts	Bonita Springs	FL	1,561	1,219	1,552	—	2,771	(166)	2/7/14	2007
Advance Auto Parts	Lehigh Acres	FL	1,425	379	2,016	—	2,395	(197)	2/7/14	2008
Advance Auto Parts	Albany	GA	—	210	629	(1)	838	(107)	12/31/12	1995
Advance Auto Parts	Cairo	GA	—	140	326	(24)	442	(54)	12/31/12	1993
Advance Auto Parts	Hazlehurst	GA	—	113	451	—	564	(77)	12/31/12	1998
Advance Auto Parts	Hinesville	GA	—	352	430	—	782	(73)	12/31/12	1994
Advance Auto Parts	Perry	GA	—	209	487	(1)	695	(83)	12/31/12	1994
Advance Auto Parts	Thomasville	GA	—	251	377	(30)	598	(62)	12/31/12	1997
Advance Auto Parts	Auburn	IN	802	337	1,347	—	1,684	(287)	3/29/12	2007
Advance Auto Parts	Bedford	IN	760	100	1,386	—	1,486	(133)	2/7/14	2007
Advance Auto Parts	Clinton	IN	—	182	729	—	911	(104)	6/5/13	2004
Advance Auto Parts	Fort Wayne	IN	—	193	450	—	643	(73)	2/28/13	1998
Advance Auto Parts	Fort Wayne	IN	—	200	371	—	571	(60)	2/28/13	1998
Advance Auto Parts	Franklin	IN	738	511	1,256	—	1,767	(117)	2/7/14	2010
Advance Auto Parts	Mishawaka	IN	—	429	1,373	—	1,802	(132)	2/7/14	2007
Advance Auto Parts	Richmond	IN	—	377	1,616	—	1,993	(152)	2/7/14	2007
Advance Auto Parts	Salina	KS	—	195	782	—	977	(119)	4/30/13	2006
Advance Auto Parts	Barbourville	KY	—	194	1,098	—	1,292	(167)	4/15/13	2006
Advance Auto Parts	Bardstown	KY	—	272	1,090	(4)	1,358	(185)	12/10/12	2005
Advance Auto Parts	Brandenburg	KY	—	186	742	—	928	(127)	12/10/12	2005
Advance Auto Parts	Crestwood	KY	1,030	400	1,546	—	1,946	(144)	2/7/14	2009
Advance Auto Parts	Florence	KY	—	550	1,280	—	1,830	(126)	2/7/14	2008
Advance Auto Parts	Frankfort	KY	—	833	1,034	—	1,867	(98)	2/7/14	2007
Advance Auto Parts	Georgetown	KY	—	510	1,323	—	1,833	(121)	2/7/14	2007
Advance Auto Parts	Hardinsburg	KY	—	94	845	—	939	(144)	12/10/12	2007
Advance Auto Parts	Inez	KY	—	130	1,174	—	1,304	(223)	8/22/12	2010
Advance Auto Parts	Leitchfield	KY	—	104	939	(5)	1,038	(159)	12/10/12	2005
Advance Auto Parts	Louisville	KY	740	336	1,289	—	1,625	(120)	2/7/14	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Advance Auto Parts	West Liberty	KY	—	249	996	—	1,245	(152)	4/15/13	2006
Advance Auto Parts	Rayne	LA	—	122	490	—	612	(72)	5/21/13	2000
Advance Auto Parts	Brownstown	MI	—	482	1,760	—	2,242	(165)	2/7/14	2008
Advance Auto Parts	Caro	MI	—	117	665	(9)	773	(153)	11/23/11	2002
Advance Auto Parts	Charlotte	MI	—	123	697	(6)	814	(161)	11/23/11	2002
Advance Auto Parts	Flint	MI	—	133	534	(3)	664	(123)	11/23/11	2002
Advance Auto Parts	Grand Rapids	MI	657	368	1,296	—	1,664	(118)	2/7/14	2008
Advance Auto Parts	Howell	MI	830	439	1,471	—	1,910	(137)	2/7/14	2008
Advance Auto Parts	Livonia	MI	—	210	643	—	853	(145)	12/12/11	2003
Advance Auto Parts	Manistee	MI	—	348	1,043	—	1,391	(159)	4/15/13	2007
Advance Auto Parts	Monroe	MI	—	549	1,434	—	1,983	(136)	2/7/14	2007
Advance Auto Parts	Romulus	MI	—	422	1,568	—	1,990	(151)	2/7/14	2007
Advance Auto Parts	Sault Ste. Marie	MI	—	75	671	(9)	737	(154)	11/23/11	2003
Advance Auto Parts	South Lyon	MI	—	402	1,607	—	2,009	(150)	2/7/14	2008
Advance Auto Parts	Tecumseh	MI	—	281	1,214	—	1,495	(102)	5/27/14	2009
Advance Auto Parts	Washington Twnshp	MI	—	645	1,711	—	2,356	(162)	2/7/14	2008
Advance Auto Parts	Ypsilanti	MI	—	85	483	(9)	559	(111)	11/23/11	2002
Advance Auto Parts	Tupelo	MS	—	258	427	—	685	(53)	2/20/14	1998
Advance Auto Parts	Candler	NC	—	399	1,202	—	1,601	(115)	2/7/14	2012
Advance Auto Parts	Charlotte	NC	—	723	883	—	1,606	(87)	2/7/14	2001
Advance Auto Parts	Eden	NC	—	320	746	—	1,066	(103)	7/16/13	2004
Advance Auto Parts	Granite Falls	NC	—	251	1,005	—	1,256	(191)	8/9/12	2010
Advance Auto Parts	Rocky Mount	NC	—	348	836	—	1,184	(94)	2/21/14	2005
Advance Auto Parts	Lakewood	NJ	—	750	1,750	—	2,500	(332)	8/22/12	2010
Advance Auto Parts	Woodbury	NJ	—	446	1,784	—	2,230	(355)	6/20/12	2007
Advance Auto Parts	Bethel	OH	730	234	1,305	—	1,539	(125)	2/7/14	2008
Advance Auto Parts	Canton	OH	655	443	1,206	—	1,649	(121)	2/7/14	2008
Advance Auto Parts	Dayton	OH	—	470	1,349	—	1,819	(132)	2/7/14	2007
Advance Auto Parts	Delaware	OH	725	502	1,274	—	1,776	(124)	2/7/14	2008
Advance Auto Parts	Eaton	OH	—	157	471	—	628	(67)	6/13/13	1987
Advance Auto Parts	Franklin	OH	—	218	873	—	1,091	(165)	8/9/12	1984
Advance Auto Parts	Holland	OH	664	131	1,453	—	1,584	(136)	2/7/14	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Advance Auto Parts	Massillon	OH	—	218	1,987	—	2,205	(190)	2/7/14	2007
Advance Auto Parts	Salem	OH	660	267	1,147	—	1,414	(110)	2/7/14	2009
Advance Auto Parts	Springfield	OH	—	461	1,075	—	1,536	(184)	12/31/12	2005
Advance Auto Parts	Toledo	OH	634	116	1,375	—	1,491	(129)	2/7/14	2009
Advance Auto Parts	Twinsburg	OH	635	486	1,004	—	1,490	(99)	2/7/14	2009
Advance Auto Parts	Van Wert	OH	—	33	630	—	663	(90)	6/13/13	1995
Advance Auto Parts	Vermilion	OH	—	337	1,079	—	1,416	(110)	2/7/14	2006
Advance Auto Parts	Warren	OH	405	83	745	(2)	826	(155)	4/12/12	2003
Advance Auto Parts	Oklahoma City	OK	—	208	1,178	—	1,386	(223)	8/9/12	2007
Advance Auto Parts	Sapulpa	OK	704	362	1,300	—	1,662	(119)	2/7/14	2007
Advance Auto Parts	Chambersburg	PA	—	553	830	—	1,383	(134)	2/28/13	1997
Advance Auto Parts	Selinsgrove	PA	—	99	891	—	990	(127)	6/3/13	2003
Advance Auto Parts	Titusville	PA	—	207	1,172	—	1,379	(200)	12/12/12	2010
Advance Auto Parts	Chapin	SC	—	395	922	—	1,317	(183)	6/20/12	2007
Advance Auto Parts	Chesterfield	SC	—	131	745	—	876	(148)	6/27/12	2008
Advance Auto Parts	Greenwood	SC	411	210	630	—	840	(134)	3/9/12	1995
Advance Auto Parts	Rock Hill	SC	—	506	915	—	1,421	(87)	2/7/14	1995
Advance Auto Parts	Sweetwater	TN	—	360	839	—	1,199	(147)	11/29/12	2006
Advance Auto Parts	Alton	TX	—	169	958	(3)	1,124	(172)	10/18/12	2006
Advance Auto Parts	Deer Park	TX	—	295	1,507	—	1,802	(139)	2/7/14	2008
Advance Auto Parts	Houston	TX	800	343	1,029	—	1,372	(248)	9/30/11	2006
Advance Auto Parts	Houston	TX	800	248	991	—	1,239	(239)	9/30/11	2006
Advance Auto Parts	Houston	TX	—	837	685	—	1,522	(130)	8/21/12	2007
Advance Auto Parts	Houston	TX	—	285	1,405	—	1,690	(130)	2/7/14	2006
Advance Auto Parts	Houston	TX	—	225	1,293	—	1,518	(119)	2/7/14	2008
Advance Auto Parts	Houston	TX	—	189	1,666	—	1,855	(153)	2/7/14	2008
Advance Auto Parts	Humble	TX	—	420	1,404	—	1,824	(130)	2/7/14	2007
Advance Auto Parts	Huntsville	TX	—	327	1,278	—	1,605	(118)	2/7/14	2008
Advance Auto Parts	Kingwood	TX	—	419	1,392	—	1,811	(129)	2/7/14	2009
Advance Auto Parts	Lubbock	TX	—	265	1,259	—	1,524	(118)	2/7/14	2008
Advance Auto Parts	Pasadena	TX	—	382	1,146	—	1,528	(223)	7/6/12	2008
Advance Auto Parts	Spring	TX	—	388	1,616	—	2,004	(140)	2/7/14	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Advance Auto Parts	Webster	TX	—	385	1,452	—	1,837	(134)	2/7/14	2008
Advance Auto Parts	Appleton	WI	—	498	1,228	—	1,726	(120)	2/7/14	2007
Advance Auto Parts	Fort Atkinson	WI	—	353	824	—	1,177	(110)	8/26/13	2004
Advance Auto Parts	Janesville	WI	939	299	1,695	—	1,994	(162)	2/7/14	2007
Advance Auto Parts	Kenosha	WI	—	569	465	—	1,034	(73)	3/13/13	2004
Advance Auto Parts	Milwaukee	WI	—	610	1,473	—	2,083	(140)	2/7/14	2008
Advance Auto Parts	St. Mary'S	WV	—	309	928	—	1,237	(158)	12/28/12	2007
Aetna Life Insurance	Fresno	CA	16,043	3,405	22,343	—	25,748	(2,644)	11/5/13	1969
AGCO	Duluth	GA	8,600	3,503	14,842	—	18,345	(1,197)	2/7/14	1999
Albertson's	Lake Havasu City	AZ	3,552	1,275	5,396	—	6,671	(595)	2/7/14	2003
Albertson's	Mesa	AZ	3,034	1,944	4,145	—	6,089	(440)	2/7/14	1997
Albertson's	Phoenix	AZ	3,500	2,456	4,628	—	7,084	(488)	2/7/14	1998
Albertson's	Scottsdale	AZ	5,672	2,872	7,943	—	10,815	(844)	2/7/14	1991
Albertson's	Tucson	AZ	5,429	2,710	7,704	—	10,414	(822)	2/7/14	2000
Albertson's	Tucson	AZ	2,721	1,642	3,587	—	5,229	(393)	2/7/14	1994
Albertson's	Yuma	AZ	4,395	1,574	6,452	—	8,026	(693)	2/7/14	2003
Albertson's	Denver	CO	3,840	2,058	5,286	—	7,344	(550)	2/7/14	2002
Albertson's	Durango	CO	3,770	3,520	3,404	—	6,924	(381)	2/7/14	1993
Albertson's	Fort Collins	CO	4,328	1,288	6,612	—	7,900	(698)	2/7/14	1996
Albertson's	Alexandria	LA	4,110	1,423	6,024	—	7,447	(665)	2/7/14	1990
Albertson's	Baton Rouge	LA	4,731	1,711	7,061	—	8,772	(769)	2/7/14	1991
Albertson's	Baton Rouge	LA	3,931	1,681	5,673	—	7,354	(621)	2/7/14	1992
Albertson's	Baton Rouge	LA	5,424	1,932	7,836	—	9,768	(866)	2/7/14	1985
Albertson's	Bossier City	LA	3,599	1,949	5,125	—	7,074	(546)	2/7/14	1988
Albertson's	Lafayette	LA	5,380	1,556	7,926	—	9,482	(885)	2/7/14	2000
Albertson's	Albuquerque	NM	4,500	2,834	3,682	—	6,516	(538)	2/7/14	1997
Albertson's	Albuquerque	NM	4,410	2,950	3,388	—	6,338	(506)	2/7/14	1978
Albertson's	Clovis	NM	3,927	769	4,865	—	5,634	(606)	2/7/14	1984
Albertson's	Farmington	NM	2,566	1,442	2,505	—	3,947	(342)	2/7/14	2002
Albertson's	Las Cruces	NM	—	1,588	5,719	—	7,307	(768)	2/7/14	1997
Albertson's	Los Lunas	NM	4,083	1,105	4,770	—	5,875	(616)	2/7/14	1991
Albertson's	Silver City	NM	3,560	591	3,824	—	4,415	(532)	2/7/14	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Albertson's	Abilene	TX	3,980	1,187	6,373	—	7,560	(672)	2/7/2014	1984
Albertson's	Arlington	TX	4,206	1,714	6,560	—	8,274	(691)	2/7/2014	2002
Albertson's	El Paso	TX	4,438	1,375	6,447	—	7,822	(706)	2/7/2014	1978
Albertson's	Fort Worth	TX	3,553	2,146	4,678	—	6,824	(520)	2/7/2014	2000
Albertson's	Fort Worth	TX	4,740	1,833	7,311	—	9,144	(760)	2/7/2014	2004
Albertson's	Fort Worth	TX	3,149	1,833	4,528	—	6,361	(487)	2/7/2014	2002
Albertson's	Fort Worth	TX	3,840	1,174	6,255	—	7,429	(638)	2/7/2014	1988
Albertson's	Midland	TX	5,640	1,002	9,885	—	10,887	(1,025)	2/7/2014	1984
Albertson's	Odessa	TX	5,079	947	8,867	—	9,814	(909)	2/7/2014	1985
Albertson's	Weatherford	TX	3,934	1,820	5,771	—	7,591	(619)	2/7/2014	2001
Ale House	Orlando	FL	—	270	3,668	(445)	3,493	(105)	6/27/2013	1995
Ale House	Orlando	FL	—	290	3,647	(445)	3,492	(104)	6/27/2013	1995
Ale House	St. Petersburg	FL	—	930	3,116	—	4,046	(439)	6/27/2013	1995
Aliberto's Mexican Food	Holbrook	AZ	—	32	96	—	128	(13)	6/27/2013	1981
Allied Oil & Gas	Pleasanton	TX	—	328	4,804	—	5,132	(281)	9/25/2014	2014
Allied Power Group	Houston	TX	—	1,659	13,161	—	14,820	(1,406)	6/12/2014	2009
AM General	Fort Wayne	IN	—	—	26,409	2,881	29,290	(3,431)	11/5/2013	1994
Amazon	West Columbia	SC	—	3,112	53,103	4	56,219	(4,793)	2/7/2014	2012
Amazon	Charleston	TN	38,500	2,678	50,880	—	53,558	(4,542)	2/7/2014	2011
Amazon	Chattanooga	TN	40,800	1,995	54,332	—	56,327	(4,968)	2/7/2014	2011
Amcor Rigid Plastics USA, Inc	Alhambra	CA	—	7,143	8,730	—	15,873	(1,575)	1/24/2013	1966
AMEC Foster Wheeler Oil & Gas	Houston	TX	—	2,524	30,398	—	32,922	(3,250)	11/5/2013	1998
Amega West	West Alexander	PA	—	117	1,787	—	1,904	(130)	6/12/2014	2010
Amega West	Midland	TX	—	591	379	—	970	(29)	6/12/2014	1979
Ameriprise	Ashwaubenon	WI	10,998	751	14,260	—	15,011	(2,035)	1/25/2013	2000
AON	Glenview	IL	48,677	14,014	73,359	—	87,373	(8,485)	11/5/2013	1975
AON	Lincolnshire	IL	92,517	5,336	124,777	—	130,113	(20,836)	11/16/2012	1998
APL Logistics, Inc.	Coloma	MI	10,017	1,929	9,319	—	11,248	(1,531)	3/28/2014	1965
Apple Market	St. Joseph	MO	—	639	1,638	—	2,277	(152)	3/28/2014	1981
Applebee's	Auburn	AL	—	1,155	1,732	—	2,887	(253)	7/31/2013	1993
Applebee's	Oxford	AL	—	1,162	2,157	—	3,319	(294)	8/30/2013	1995
Applebee's	Phenix City	AL	—	1,488	2,232	—	3,720	(326)	7/31/2013	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Applebee's	West Memphis	AR	—	388	1,536	—	1,924	(172)	2/7/2014	2006
Applebee's	Arvada	CO	—	754	1,760	—	2,514	(257)	7/31/2013	1996
Applebee's	Brighton	CO	—	657	1,972	—	2,629	(288)	7/31/2013	1998
Applebee's	Colorado Springs	CO	—	499	1,996	—	2,495	(292)	7/31/2013	1995
Applebee's	Colorado Springs	CO	—	629	1,888	—	2,517	(276)	7/31/2013	1994
Applebee's	Greeley	CO	—	559	2,235	—	2,794	(327)	7/31/2013	1995
Applebee's	Northglenn	CO	—	578	1,734	—	2,312	(254)	7/31/2013	1993
Applebee's	Pueblo	CO	—	752	2,257	—	3,009	(319)	8/30/2013	1998
Applebee's	Pueblo	CO	—	960	2,879	—	3,839	(421)	7/31/2013	1998
Applebee's	Thornton	CO	—	681	2,043	—	2,724	(289)	8/30/2013	1994
Applebee's	Bradenton	FL	—	2,475	3,713	—	6,188	(543)	7/31/2013	1994
Applebee's	Brandon	FL	—	2,453	3,647	—	6,100	(531)	6/27/2013	1997
Applebee's	Crestview	FL	—	943	1,752	—	2,695	(256)	7/31/2013	2000
Applebee's	Crystal River	FL	—	1,328	2,467	—	3,795	(361)	7/31/2013	2001
Applebee's	Davenport	FL	—	1,506	4,517	—	6,023	(661)	7/31/2013	2007
Applebee's	Inverness	FL	—	1,977	2,965	—	4,942	(434)	7/31/2013	2000
Applebee's	Lakeland	FL	—	1,283	2,383	—	3,666	(349)	7/31/2013	1997
Applebee's	Lakeland	FL	—	1,959	3,638	—	5,597	(532)	7/31/2013	2000
Applebee's	Largo	FL	—	2,334	3,501	—	5,835	(512)	7/31/2013	1995
Applebee's	New Port Richey	FL	—	1,695	3,147	—	4,842	(460)	7/31/2013	1998
Applebee's	Plant City	FL	—	2,079	2,869	—	4,948	(418)	6/27/2013	2001
Applebee's	Riverview	FL	—	1,849	3,434	—	5,283	(502)	7/31/2013	2006
Applebee's	St. Petersburg	FL	—	2,329	3,493	—	5,822	(511)	7/31/2013	1994
Applebee's	Temple Terrace	FL	—	2,396	3,594	—	5,990	(526)	7/31/2013	1993
Applebee's	Valrico	FL	—	1,202	3,274	—	4,476	(477)	6/27/2013	1998
Applebee's	Wesley Chapel	FL	—	3,272	3,272	—	6,544	(479)	7/31/2013	2000
Applebee's	Winter Haven	FL	—	2,130	2,603	—	4,733	(381)	7/31/2013	1999
Applebee's	Augusta	GA	—	1,254	2,329	—	3,583	(341)	7/31/2013	1987
Applebee's	Dublin	GA	—	1,171	1,431	—	2,602	(209)	7/31/2013	1998
Applebee's	Evans	GA	—	1,426	2,649	—	4,075	(387)	7/31/2013	2004
Applebee's	Milledgeville	GA	—	1,174	1,761	—	2,935	(258)	7/31/2013	1999
Applebee's	Savannah	GA	—	1,329	2,468	—	3,797	(361)	7/31/2013	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Applebee's	Clinton	IA	—	490	1,184	—	1,674	(167)	6/27/2013	1995
Applebee's	Fort Dodge	IA	—	—	1,363	—	1,363	(302)	6/27/2013	1995
Applebee's	Marshalltown	IA	—	660	1,175	—	1,835	(166)	6/27/2013	1995
Applebee's	Mason City	IA	—	340	1,495	—	1,835	(211)	6/27/2013	1995
Applebee's	Muscatine	IA	—	330	1,266	—	1,596	(178)	6/27/2013	1995
Applebee's	Boise	ID	—	948	1,761	—	2,709	(258)	7/31/2013	1998
Applebee's	Garden City	ID	—	628	2,512	—	3,140	(355)	8/30/2013	2003
Applebee's	Nampa	ID	—	729	2,915	—	3,644	(426)	7/31/2013	2000
Applebee's	Pocatello	ID	—	612	1,837	—	2,449	(269)	7/31/2013	1998
Applebee's	Marion	IL	—	855	1,527	—	2,382	(180)	2/7/2014	1998
Applebee's	Sterling	IL	—	390	1,291	—	1,681	(182)	6/27/2013	1995
Applebee's	Swansea	IL	—	727	1,741	—	2,468	(199)	2/7/2014	1998
Applebee's	Newton	KS	—	504	1,569	—	2,073	(229)	6/27/2013	1998
Applebee's	Fall River	MA	—	275	1,558	—	1,833	(228)	7/31/2013	1994
Applebee's	Adrian	MI	—	407	2,351	—	2,758	(270)	2/7/2014	1995
Applebee's	Kalamazoo	MI	—	575	2,644	—	3,219	(266)	2/7/2014	1994
Applebee's	Farmington	MO	—	574	2,242	—	2,816	(255)	2/7/2014	1999
Applebee's	Joplin	MO	—	754	1,829	—	2,583	(226)	2/7/2014	1994
Applebee's	Rolla	MO	—	671	2,272	—	2,943	(259)	2/7/2014	1997
Applebee's	St. Charles	MO	—	781	1,075	—	1,856	(89)	6/23/2014	1990
Applebee's	Horn Lake	MS	—	584	1,642	—	2,226	(182)	2/7/2014	2005
Applebee's	Ocean Springs	MS	—	673	1,708	—	2,381	(249)	6/27/2013	2000
Applebee's	Alamogordo	NM	—	271	2,438	—	2,709	(345)	8/30/2013	2000
Applebee's	Hobbs	NM	—	600	3,401	—	4,001	(497)	7/31/2013	2002
Applebee's	Rio Rancho	NM	—	645	3,654	—	4,299	(534)	7/31/2013	1995
Applebee's	Roswell	NM	—	405	2,295	—	2,700	(336)	7/31/2013	1998
Applebee's	North Canton	OH	—	152	838	—	990	(122)	6/27/2013	1992
Applebee's	Clackamas	OR	—	901	2,103	—	3,004	(308)	7/31/2013	1997
Applebee's	Gresham	OR	—	853	2,560	—	3,413	(362)	8/30/2013	2004
Applebee's	Lake Oswego	OR	—	1,352	1,652	—	3,004	(242)	7/31/2013	1993
Applebee's	Roseburg	OR	—	717	1,673	—	2,390	(236)	8/30/2013	2000
Applebee's	Tualatin	OR	—	1,116	2,072	—	3,188	(303)	7/31/2013	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Applebee's	Chambersburg	PA	—	591	2,416	—	3,007	(242)	2/7/2014	1995
Applebee's	Greenville	SC	—	600	2,166	—	2,766	(305)	6/27/2013	1995
Applebee's	Bartlett	TN	—	315	2,201	—	2,516	(237)	2/7/2014	2005
Applebee's	Corpus Christi	TX	—	563	2,926	—	3,489	(426)	6/27/2013	2000
Applebee's	Edinburg	TX	—	898	2,058	—	2,956	(300)	6/27/2013	2006
Applebee's	Mcallen	TX	—	1,114	1,988	—	3,102	(290)	6/27/2013	1993
Applebee's	New Braunfels	TX	—	566	1,486	—	2,052	(217)	6/27/2013	1995
Applebee's	San Antonio	TX	—	732	1,796	—	2,528	(262)	6/27/2013	2003
Applebee's	Tyler	TX	—	696	2,904	—	3,600	(319)	2/7/2014	1990
Applebee's	Norton	VA	—	848	433	—	1,281	(114)	2/7/2014	2006
Applebee's	Wytheville	VA	—	564	923	—	1,487	(148)	2/7/2014	2000
Applebee's	Richland	WA	—	1,112	2,064	—	3,176	(302)	7/31/2013	2003
Applebee's	Vancouver	WA	—	791	1,846	—	2,637	(261)	8/30/2013	2001
Applebee's	Vancouver	WA	—	718	1,675	—	2,393	(245)	7/31/2013	2001
Apria Healthcare	Indianapolis	IN	—	981	3,922	—	4,903	(384)	5/19/2014	1993
Arby's	Alexander City	AL	—	527	401	—	928	(57)	6/27/2013	1999
Arby's	Arab	AL	—	40	887	—	927	(121)	6/27/2013	1995
Arby's	Guntersville	AL	—	142	503	—	645	(71)	6/27/2013	1995
Arby's	Hampton Cove	AL	—	310	986	—	1,296	(134)	6/27/2013	1995
Arby's	Mobile	AL	—	460	685	(424)	721	(13)	6/27/2013	1986
Arby's	Bullhead City	AZ	—	550	—	—	550	—	6/27/2013	1999
Arby's	Fountain Hills	AZ	—	241	597	—	838	(84)	6/27/2013	1994
Arby's	Phoenix	AZ	—	559	618	—	1,177	(87)	6/27/2013	1995
Arby's	Prescott	AZ	—	404	750	(267)	887	(16)	7/31/2013	1986
Arby's	Sacramento	CA	—	520	195	(94)	621	(5)	6/27/2013	1995
Arby's	Arvada	CO	—	190	1,465	—	1,655	(200)	6/27/2013	1995
Arby's	Apopka	FL	—	464	697	—	1,161	(90)	7/31/2013	1985
Arby's	Merritt Island	FL	—	297	552	—	849	(72)	7/31/2013	1984
Arby's	Orange Park	FL	—	420	1,256	—	1,676	(171)	6/27/2013	1995
Arby's	Orlando	FL	—	251	585	—	836	(76)	7/31/2013	1985
Arby's	Rockledge	FL	—	381	571	—	952	(74)	7/31/2013	1984
Arby's	Atlanta	GA	—	1,207	987	—	2,194	(128)	7/31/2013	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Arby's	Canton	GA	—	370	1,200	—	1,570	(164)	6/27/2013	1995
Arby's	Douglasville	GA	—	370	1,692	—	2,062	(231)	6/27/2013	1995
Arby's	Kennesaw	GA	—	583	840	—	1,423	(118)	6/27/2013	1984
Arby's	Richmond Hill	GA	—	430	755	—	1,185	(106)	6/27/2013	1984
Arby's	Savannah	GA	—	293	293	—	586	(38)	7/31/2013	1985
Arby's	Suwanee	GA	—	370	1,561	—	1,931	(213)	6/27/2013	1995
Arby's	Toccoa	GA	—	185	227	—	412	(29)	7/31/2013	1998
Arby's	Mount Vernon	IL	—	911	764	—	1,675	(108)	6/27/2013	1999
Arby's	Avon	IN	—	500	812	—	1,312	(111)	6/27/2013	1995
Arby's	Fort Wayne	IN	—	529	647	—	1,176	(84)	7/31/2013	1987
Arby's	Indianapolis	IN	—	530	1,236	—	1,766	(168)	6/27/2013	1995
Arby's	Indianapolis	IN	—	370	1,130	—	1,500	(154)	6/27/2013	1995
Arby's	New Albany	IN	—	456	470	—	926	(66)	6/27/2013	2005
Arby's	New Albany	IN	—	325	465	—	790	(65)	6/27/2013	1995
Arby's	Scottsburg	IN	—	526	445	—	971	(63)	6/27/2013	1989
Arby's	Winchester	IN	—	341	511	—	852	(66)	7/31/2013	1988
Arby's	Kansas City	KS	—	280	364	—	644	(50)	6/27/2013	1995
Arby's	Salina	KS	—	540	300	—	840	(41)	6/27/2013	1995
Arby's	Topeka	KS	—	270	433	—	703	(59)	6/27/2013	1995
Arby's	Hopkinsville	KY	—	432	528	—	960	(68)	7/31/2013	1985
Arby's	Louisville	KY	—	336	625	—	961	(116)	5/30/2013	1979
Arby's	Alma	MI	—	380	408	—	788	(56)	6/27/2013	1995
Arby's	Chesterfield	MI	—	210	841	—	1,051	(115)	6/27/2013	1995
Arby's	Davison	MI	—	420	631	—	1,051	(86)	6/27/2013	1995
Arby's	Flint	MI	—	110	1,422	—	1,532	(194)	6/27/2013	1995
Arby's	Flint	MI	—	230	1,428	—	1,658	(195)	6/27/2013	1995
Arby's	Grandville	MI	—	1,133	755	—	1,888	(98)	7/31/2013	1982
Arby's	Midland	MI	—	340	753	—	1,093	(103)	6/27/2013	1995
Arby's	Pontiac	MI	—	180	962	—	1,142	(131)	6/27/2013	1995
Arby's	Port Huron	MI	—	210	868	—	1,078	(118)	6/27/2013	1995
Arby's	Saginaw	MI	—	310	1,110	—	1,420	(151)	6/27/2013	1995
Arby's	South Haven	MI	—	260	573	—	833	(78)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Arby's	Walker	MI	—	360	1,002	—	1,362	(136)	6/27/2013	1995
Arby's	Wyoming	MI	—	1,513	648	—	2,161	(84)	7/31/2013	1970
Arby's	Corinth	MS	—	753	429	—	1,182	(60)	6/27/2013	1984
Arby's	Fayetteville	NC	—	420	2,001	—	2,421	(273)	6/27/2013	1995
Arby's	Greensboro	NC	—	300	906	(490)	716	(16)	6/27/2013	1995
Arby's	Greenville	NC	—	310	681	(460)	531	(11)	6/27/2013	1995
Arby's	Jonesville	NC	—	350	908	—	1,258	(124)	6/27/2013	1995
Arby's	Kernersville	NC	—	280	774	—	1,054	(105)	6/27/2013	1995
Arby's	Kinston	NC	—	350	832	(267)	915	(19)	6/27/2013	1995
Arby's	Lexington	NC	—	484	504	(152)	836	(12)	6/27/2013	1987
Arby's	Omaha	NE	—	359	—	—	359	—	7/31/2013	1984
Arby's	Clovis	NM	—	91	518	—	609	(73)	6/27/2013	1982
Arby's	Las Vegas	NM	—	236	236	—	472	(31)	7/31/2013	1985
Arby's	Rochester	NY	—	128	384	(172)	340	(7)	7/31/2013	1985
Arby's	Columbus	OH	—	400	1,155	—	1,555	(157)	6/27/2013	1995
Arby's	Middlefield	OH	—	379	388	—	767	(55)	6/27/2013	1988
Arby's	Willard	OH	—	230	599	—	829	(82)	6/27/2013	1995
Arby's	Allentown	PA	—	600	1,652	—	2,252	(225)	6/27/2013	1995
Arby's	Carlisle	PA	—	200	472	—	672	(64)	6/27/2013	1995
Arby's	Erie	PA	—	188	552	—	740	(78)	6/27/2013	1966
Arby's	Hanover	PA	—	400	921	—	1,321	(125)	6/27/2013	1995
Arby's	Myrtle Beach	SC	—	370	1,132	(413)	1,089	(25)	6/27/2013	1995
Arby's	Chattanooga	TN	—	201	469	—	670	(61)	7/31/2013	1998
Arby's	Memphis	TN	—	449	835	—	1,284	(108)	7/31/2013	1998
Arby's	Amarillo	TX	—	260	627	—	887	(85)	6/27/2013	1995
Arby's	Schertz	TX	—	499	748	(317)	930	(16)	7/31/2013	1996
Ashley Furniture	Jeffersontown	KY	—	1,966	2,368	—	4,334	(183)	9/26/2014	1970
AT&T	Schaumburg	IL	—	2,364	9,305	547	12,216	(701)	9/24/2014	1989
AT&T	Richardson	TX	11,569	1,891	31,118	—	33,009	(3,333)	11/5/2013	1986
Auto Pawn	Columbus	GA	—	170	—	—	170	—	6/27/2013	1987
AutoZone	Chicago	IL	—	698	1,047	—	1,745	(159)	4/30/2013	1995
AutoZone	Yorkville	IL	—	383	1,534	—	1,917	(142)	5/19/2014	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
AutoZone	Pearl River	LA	719	239	1,193	—	1,432	(120)	2/7/2014	2007
AutoZone	Hernando	MS	—	141	833	—	974	(74)	2/7/2014	2003
AutoZone	Blanchester	OH	535	341	838	—	1,179	(83)	2/7/2014	2008
AutoZone	Hamilton	OH	814	507	1,283	—	1,790	(125)	2/7/2014	2008
AutoZone	Hartville	OH	614	197	1,156	—	1,353	(114)	2/7/2014	2008
AutoZone	Mt. Orab	OH	679	258	1,219	—	1,477	(118)	2/7/2014	2009
AutoZone	Trenton	OH	504	306	812	—	1,118	(80)	2/7/2014	2008
AutoZone	Rapid City	SD	571	375	969	—	1,344	(92)	2/7/2014	2008
AutoZone	Nashville	TN	861	555	1,270	—	1,825	(124)	2/7/2014	2009
Bahama Breeze	Pittsburgh	PA	—	1,590	1,753	—	3,343	(92)	7/28/2014	2004
Bahama Breeze	Memphis	TN	—	2,370	1,313	—	3,683	(59)	7/28/2014	1998
Bandana's Bar-B-Q Restaurant	Collinsville	IL	—	340	627	—	967	(88)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Arnold	MO	—	460	433	—	893	(61)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Fenton	MO	—	470	314	—	784	(44)	8/30/2013	1986
Bank of America	Merced	CA	—	512	2,195	—	2,707	(252)	1/8/2014	1980
Bank of America	Asheville	NC	—	383	195	—	578	(22)	1/8/2014	1993
Bank of America	Charlotte	NC	—	62	642	—	704	(72)	1/8/2014	1983
Bank of America	Grants Pass	OR	—	393	2,979	—	3,372	(334)	1/8/2014	1963
Banner Life Insurance	Urbana	MD	19,600	2,733	31,483	—	34,216	(2,739)	2/7/2014	2011
Baxter International	Bloomington	IN	—	1,310	8,216	350	9,876	(1,065)	11/5/2013	1995
Beall's	Lakeland	FL	—	2,033	4,809	—	6,842	(370)	7/16/2014	2006
Becton, Dickinson and Company	San Antonio	TX	9,700	1,666	19,092	—	20,758	(1,974)	11/5/2013	2008
Bed Bath & Beyond	Stockton	CA	40,278	2,761	52,454	—	55,215	(10,799)	8/17/2012	2003
Benihana	Anchorage	AK	—	1,391	1,877	—	3,268	(222)	2/7/2014	1998
Benihana	Miami Beach	FL	—	3,775	433	—	4,208	(76)	2/7/2014	1972
Benihana	Stuart	FL	—	1,661	1,917	—	3,578	(237)	2/7/2014	1976
Benihana	Alpharetta	GA	—	1,151	1,485	—	2,636	(87)	2/7/2014	2003
Benihana	Schaumburg	IL	—	2,319	1,396	—	3,715	(173)	2/7/2014	1992
Benihana	Wheeling	IL	—	1,896	1,273	—	3,169	(99)	2/7/2014	2001
Benihana	Farmington Hills	MI	—	2,025	2,049	—	4,074	(278)	2/7/2014	2012
Benihana	Maple Grove	MN	—	1,319	2,604	—	3,923	(305)	2/7/2014	2006
Benihana	Dallas	TX	—	2,988	1,275	—	4,263	(178)	2/7/2014	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Best Buy	Montgomery	AL	3,148	1,370	5,749	—	7,119	(609)	2/7/2014	2003
Best Buy	Coral Springs	FL	—	2,715	4,843	—	7,558	(564)	2/7/2014	1993
Best Buy	Bourbonnais	IL	—	1,724	5,156	—	6,880	(602)	2/7/2014	1991
Best Buy	Indianapolis	IN	—	665	4,775	—	5,440	(488)	2/7/2014	2009
Best Buy	Richmond	IN	—	549	4,429	—	4,978	(464)	2/7/2014	2011
Best Buy	Marquette	MI	—	836	4,207	593	5,636	(479)	2/7/2014	2010
Best Buy	Norton Shores	MI	—	1,568	4,099	—	5,667	(418)	2/7/2014	2001
Best Buy	Southaven	MS	—	2,045	4,318	—	6,363	(476)	2/7/2014	2007
Best Buy	Tupelo	MS	—	484	1,934	—	2,418	(198)	5/19/2014	2005
Best Buy	Pineville	NC	—	1,818	7,970	—	9,788	(816)	2/7/2014	1994
Best Buy	Kenosha	WI	—	1,925	5,503	—	7,428	(562)	2/7/2014	2008
BHC Marketing	The Woodlands	TX	—	4,724	40,332	1	45,057	(4,092)	11/5/2013	2009
Big Lots	Chester	VA	—	335	3,373	169	3,877	(387)	2/24/2014	2013
Big O Tires	Phoenix	AZ	782	206	1,367	—	1,573	(128)	2/7/2014	2010
Big O Tires	Los Lunas	NM	—	316	1,265	—	1,581	(260)	6/1/2012	2006
Bi-Lo's Grocery	Greenwood	SC	—	533	4,212	—	4,745	(435)	2/7/2014	1999
Bi-Lo's Grocery	Mt Pleasant	SC	—	4,093	8,594	—	12,687	(893)	2/7/2014	2003
BJ's Wholesale Club	Boynton Beach	FL	—	5,569	10,931	—	16,500	(1,074)	2/7/2014	2001
BJ's Wholesale Club	Jacksonville	FL	—	5,929	16,348	—	22,277	(1,405)	2/7/2014	2003
BJ's Wholesale Club	Pembroke Pines	FL	8,446	5,104	7,661	—	12,765	(781)	2/7/2014	1997
BJ's Wholesale Club	Greenfield	MA	8,416	2,168	14,002	—	16,170	(1,153)	2/7/2014	1997
BJ's Wholesale Club	Leominster	MA	—	3,585	21,344	—	24,929	(1,747)	2/7/2014	1993
BJ's Wholesale Club	Uxbridge	MA	12,645	5,538	36,445	—	41,983	(2,751)	2/7/2014	2006
BJ's Wholesale Club	California	MD	—	6,882	10,196	—	17,078	(981)	2/7/2014	2003
BJ's Wholesale Club	Westminster	MD	13,978	6,516	13,860	—	20,376	(1,318)	2/7/2014	2001
BJ's Wholesale Club	Auburn	ME	—	2,674	16,510	—	19,184	(1,310)	2/7/2014	1995
BJ's Wholesale Club	Portsmouth	NH	—	4,216	25,454	—	29,670	(2,014)	2/7/2014	1993
BJ's Wholesale Club	Deptford	NJ	11,004	6,558	12,490	—	19,048	(1,065)	2/7/2014	1995
BJ's Wholesale Club	North Canton	OH	6,787	456	8,668	462	9,586	(1,751)	2/20/2013	1998
BJ's Wholesale Club	Lancaster	PA	13,621	3,400	16,782	—	20,182	(1,540)	2/7/2014	1996
Black Angus	Dublin	CA	—	620	2,467	—	3,087	(348)	6/27/2013	1995
Black Bear DIner	Colorado Springs	CO	—	480	809	—	1,289	(114)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Black Meg 43	Copperas Cove	TX	—	151	151	—	302	(21)	6/27/2013	1979
Blue Goose Cantina Mexican	Grapevine	TX	—	572	868	—	1,440	(127)	6/27/2013	1999
Bob's Stores	Randolph	MA	—	2,840	6,826	—	9,666	(870)	11/5/2013	1965
Bojangles	Winder	GA	—	645	1,198	—	1,843	(292)	7/30/2012	2011
Bojangles	Biscoe	NC	—	247	986	—	1,233	(217)	11/29/2012	2010
Bojangles	Boone	NC	—	278	833	—	1,111	(203)	7/27/2012	1980
Bojangles	Denver	NC	—	1,013	1,881	—	2,894	(244)	7/31/2013	1997
Bojangles	Dobson	NC	—	251	1,004	—	1,255	(245)	7/30/2012	2010
Bojangles	Hickory	NC	—	749	1,789	—	2,538	(252)	6/27/2013	1973
Bojangles	Indian Trail	NC	—	655	1,217	—	1,872	(296)	7/27/2012	2011
Bojangles	Morganton	NC	—	566	1,321	—	1,887	(322)	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	442	1,032	—	1,474	(251)	7/27/2012	2011
Bojangles	Southport	NC	—	505	1,179	—	1,684	(287)	7/30/2012	2011
Bojangles	Statesville	NC	—	646	1,937	—	2,583	(251)	7/31/2013	1988
Bojangles	Taylorsville	NC	—	436	1,108	—	1,544	(156)	6/27/2013	1987
Bojangles	Troutman	NC	—	718	1,077	—	1,795	(167)	10/10/2013	2012
Bojangles	Chapin	SC	—	577	1,071	—	1,648	(255)	8/9/2012	2009
Bojangles	Clinton	SC	—	397	926	—	1,323	(226)	7/27/2012	2009
Bojangles	Fountain Inn	SC	—	287	1,150	—	1,437	(179)	10/10/2013	2012
Bojangles	Greenwood	SC	—	440	1,320	—	1,760	(267)	2/28/2013	1995
Bojangles	Moncks Corner	SC	—	505	1,179	—	1,684	(260)	11/29/2012	2010
Bojangles	Walterboro	SC	—	454	1,363	—	1,817	(300)	11/29/2012	2010
Bonefish Grill	Lakeland	FL	—	750	1,897	—	2,647	(216)	2/7/2014	2003
Bonefish Grill	Independence	OH	—	895	2,252	—	3,147	(266)	2/7/2014	2006
Bonefish Grill	Gainesville	VA	—	751	1,325	—	2,076	(225)	2/7/2014	2004
Boston Market	Indianapolis	IN	—	930	—	350	1,280	(11)	6/27/2013	1995
Boston Market	Indianapolis	IN	—	410	1,070	—	1,480	(146)	6/27/2013	1995
Boston Market	Fayetteville	NC	—	460	1,520	—	1,980	(207)	6/27/2013	1995
Boston Market	Raleigh	NC	—	280	1,015	—	1,295	(138)	6/27/2013	1995
Brangus Steakhouse	Jasper	AL	—	140	219	—	359	(31)	6/27/2013	1995
Bridgestone Tire	Kansas City	MO	—	651	1,954	—	2,605	(298)	5/31/2013	2008
BRK Brands	Aurora	IL	3,628	1,057	4,448	—	5,505	(568)	2/21/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Bruegger's Bagels	Iowa City	IA	—	40	379	(9)	410	(52)	6/27/2013	1995
Bruegger's Bagels	Durham	NC	—	312	728	—	1,040	(94)	7/31/2013	1926
Bruegger's Bagels	Raleigh	NC	—	230	654	—	884	(89)	6/27/2013	1995
Buca di Beppo Italian	Wheeling	IL	—	450	1,272	—	1,722	(179)	6/27/2013	1995
Buca di Beppo Italian	Westlake	OH	—	370	887	—	1,257	(125)	6/27/2013	1995
Bucho's Mexican Food	Bolingbrook	IL	—	470	137	—	607	(20)	6/27/2013	1992
Buffalo Wild Wings	Langhorne	PA	—	815	815	—	1,630	(119)	7/31/2013	1999
Bunge North America	Fort Worth	TX	6,262	1,100	8,433	—	9,533	(968)	11/5/2013	2005
Burger King	Anchorage	AK	—	427	489	—	916	(69)	6/27/2013	1982
Burger King	Andalusia	AL	—	181	1,025	—	1,206	(133)	7/31/2013	2000
Burger King	Atmore	AL	—	181	723	—	904	(94)	7/31/2013	2000
Burger King	Brewton	AL	—	307	920	—	1,227	(119)	7/31/2013	1993
Burger King	Dothan	AL	—	628	1,167	—	1,795	(151)	7/31/2013	1983
Burger King	Dothan	AL	—	594	1,104	—	1,698	(143)	7/31/2013	1999
Burger King	Enterprise	AL	—	437	655	—	1,092	(85)	7/31/2013	1985
Burger King	Evergreen	AL	—	172	689	—	861	(89)	7/31/2013	1997
Burger King	Monroeville	AL	—	325	604	—	929	(78)	7/31/2013	1997
Burger King	Opp	AL	—	214	857	—	1,071	(111)	7/31/2013	1994
Burger King	Troy	AL	—	461	1,383	—	1,844	(179)	7/31/2013	1984
Burger King	Sierra Vista	AZ	—	260	1,041	—	1,301	(135)	7/31/2013	1994
Burger King	Tucson	AZ	—	300	1,307	—	1,607	(178)	6/27/2013	1995
Burger King	Denver	CO	—	872	1,242	—	2,114	(175)	6/27/2013	1994
Burger King	Clearwater	FL	—	981	591	—	1,572	(83)	6/27/2013	1980
Burger King	Defuniak Springs	FL	—	362	1,087	—	1,449	(141)	7/31/2013	1989
Burger King	Largo	FL	—	683	412	—	1,095	(58)	6/27/2013	1984
Burger King	Niceville	FL	—	598	399	—	997	(52)	7/31/2013	1994
Burger King	Panama City	FL	—	319	956	—	1,275	(124)	7/31/2013	1998
Burger King	Springfield	FL	—	324	971	—	1,295	(126)	7/31/2013	1995
Burger King	Tallahassee	FL	—	720	720	—	1,440	(93)	7/31/2013	1998
Burger King	Tallahassee	FL	—	843	454	—	1,297	(59)	7/31/2013	1980
Burger King	Alpharetta	GA	—	635	865	—	1,500	(122)	6/27/2013	1998
Burger King	Alpharetta	GA	—	1,128	977	—	2,105	(138)	6/27/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Burger King	Alpharetta	GA	—	795	943	—	1,738	(133)	6/27/2013	1997
Burger King	Alpharetta	GA	—	501	1,219	—	1,720	(172)	6/27/2013	2001
Burger King	Atlanta	GA	—	380	499	—	879	(68)	6/27/2013	1995
Burger King	Augusta	GA	—	693	2,080	—	2,773	(270)	7/31/2013	1986
Burger King	Bainbridge	GA	—	347	1,042	—	1,389	(135)	7/31/2013	1998
Burger King	Cairo	GA	—	245	981	—	1,226	(127)	7/31/2013	1997
Burger King	Fort Oglethorpe	GA	—	170	2,175	—	2,345	(296)	6/27/2013	1995
Burger King	Marietta	GA	—	350	916	(551)	715	(16)	6/27/2013	1995
Burger King	Martinez	GA	—	909	1,350	—	2,259	(190)	6/27/2013	1998
Burger King	Roswell	GA	—	495	1,156	—	1,651	(150)	7/31/2013	1998
Burger King	Thomson	GA	—	748	876	—	1,624	(123)	6/27/2013	1988
Burger King	Valdosta	GA	—	564	376	—	940	(49)	7/31/2013	1987
Burger King	Des Moines	IA	—	1,160	949	—	2,109	(123)	7/31/2013	1987
Burger King	Perry	IA	—	557	680	—	1,237	(88)	7/31/2013	1997
Burger King	Red Oak	IA	—	334	1,002	—	1,336	(130)	7/31/2013	1988
Burger King	Shenandoah	IA	—	313	582	—	895	(75)	7/31/2013	1988
Burger King	Stuart	IA	—	607	911	—	1,518	(118)	7/31/2013	1997
Burger King	Harvey	IL	—	403	507	(760)	150	(2)	6/27/2013	1995
Burger King	Maywood	IL	—	860	1,051	(357)	1,554	(24)	7/31/2013	2003
Burger King	Springfield	IL	—	354	677	—	1,031	(95)	6/27/2013	1995
Burger King	Gary	IN	—	544	606	—	1,150	(85)	6/27/2013	1987
Burger King	Madisonville	KY	—	550	1,067	(560)	1,057	(21)	6/27/2013	1995
Burger King	Cut Off	LA	—	726	1,088	—	1,814	(141)	7/31/2013	1990
Burger King	Gonzales	LA	—	380	465	—	845	(60)	7/31/2013	1990
Burger King	Lake Charles	LA	—	456	456	—	912	(59)	7/31/2013	1980
Burger King	Lake Charles	LA	—	610	746	—	1,356	(97)	7/31/2013	1990
Burger King	Metairie	LA	—	728	392	—	1,120	(51)	7/31/2013	1990
Burger King	Opelousas	LA	—	964	964	—	1,928	(125)	7/31/2013	1978
Burger King	Raceland	LA	—	356	533	—	889	(69)	7/31/2013	2000
Burger King	Amesbury	MA	—	835	1,217	—	2,052	(171)	6/27/2013	1977
Burger King	Springfield	MA	—	983	516	—	1,499	(73)	6/27/2013	1974
Burger King	Caribou	ME	—	770	440	—	1,210	(60)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Burger King	Belding	MI	—	221	411	—	632	(53)	7/31/2013	1994
Burger King	Detroit	MI	—	614	331	—	945	(43)	7/31/2013	1988
Burger King	Grand Rapids	MI	—	490	545	—	1,035	(74)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	260	780	—	1,040	(106)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	346	807	—	1,153	(105)	7/31/2013	1985
Burger King	Holland	MI	—	420	707	—	1,127	(96)	6/27/2013	1995
Burger King	Hudsonville	MI	—	451	676	—	1,127	(88)	7/31/2013	1988
Burger King	Kingsford	MI	—	53	1,015	—	1,068	(132)	7/31/2013	1983
Burger King	L'Anse	MI	—	32	616	—	648	(80)	7/31/2013	1999
Burger King	Menominee	MI	—	494	604	(107)	991	(15)	7/31/2013	1986
Burger King	Sparta	MI	—	640	570	—	1,210	(78)	6/27/2013	1995
Burger King	Spring Lake	MI	—	341	512	—	853	(66)	7/31/2013	1994
Burger King	Walker	MI	—	305	711	—	1,016	(92)	7/31/2013	1973
Burger King	Walled Lake	MI	—	470	433	—	903	(59)	6/27/2013	1995
Burger King	Warren	MI	—	248	745	—	993	(97)	7/31/2013	1987
Burger King	Hastings	MN	—	328	608	—	936	(79)	7/31/2013	1990
Burger King	Kansas City	MO	—	444	1,036	—	1,480	(134)	7/31/2013	1984
Burger King	Brandon	MS	—	649	1,513	—	2,162	(213)	6/27/2013	1981
Burger King	Clarksdale	MS	—	865	865	—	1,730	(112)	7/31/2013	1988
Burger King	Cleveland	MS	—	688	1,606	—	2,294	(208)	7/31/2013	1985
Burger King	Greenville	MS	—	573	1,337	—	1,910	(173)	7/31/2013	2004
Burger King	Greenville	MS	—	351	820	—	1,171	(106)	7/31/2013	1993
Burger King	Greenwood	MS	—	692	1,038	—	1,730	(135)	7/31/2013	1988
Burger King	Grenada	MS	—	536	805	—	1,341	(104)	7/31/2013	1989
Burger King	Philadelphia	MS	—	402	939	—	1,341	(122)	7/31/2013	1993
Burger King	Yazoo City	MS	—	489	909	—	1,398	(118)	7/31/2013	1993
Burger King	Apex	NC	—	366	324	(118)	572	(8)	6/27/2013	1992
Burger King	Asheville	NC	—	728	595	—	1,323	(77)	7/31/2013	1982
Burger King	Chadbourn	NC	—	353	797	—	1,150	(112)	6/27/2013	1999
Burger King	Charlotte	NC	—	1,105	1,372	(1,118)	1,359	(22)	6/27/2013	1997
Burger King	Claremont	NC	—	646	646	—	1,292	(91)	6/27/2013	2000
Burger King	Clinton	NC	—	494	801	—	1,295	(113)	6/27/2013	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Burger King	Dunn	NC	—	328	268	(118)	478	(6)	7/31/2013	1989
Burger King	Durham	NC	—	170	352	—	522	(48)	6/27/2013	1995
Burger King	Rockingham	NC	—	430	1,171	(1,013)	588	—	6/27/2013	1995
Burger King	Wilmington	NC	—	573	870	—	1,443	(123)	6/27/2013	1999
Burger King	Blair	NE	—	272	1,087	—	1,359	(141)	7/31/2013	1987
Burger King	Wahoo	NE	—	196	1,109	—	1,305	(144)	7/31/2013	1990
Burger King	Dover	NH	—	1,159	952	—	2,111	(134)	6/27/2013	1970
Burger King	Nashua	NH	—	655	655	—	1,310	(85)	7/31/2013	2008
Burger King	Edison	NJ	—	480	1,075	—	1,555	(146)	6/27/2013	1995
Burger King	Manahawkin	NJ	—	310	748	(313)	745	(16)	6/27/2013	1995
Burger King	Elko	NV	—	260	1,001	—	1,261	(136)	6/27/2013	1995
Burger King	Albany	NY	—	330	850	—	1,180	(116)	6/27/2013	1995
Burger King	Central Square	NY	—	500	1,189	—	1,689	(162)	6/27/2013	1995
Burger King	Cohoes	NY	—	270	563	—	833	(77)	6/27/2013	1995
Burger King	East Greenbush	NY	—	404	269	—	673	(38)	6/27/2013	1980
Burger King	Hamburg	NY	—	403	383	—	786	(54)	6/27/2013	1974
Burger King	Irondequoit	NY	—	988	659	—	1,647	(85)	7/31/2013	1980
Burger King	Montgomery	NY	—	480	1,042	—	1,522	(142)	6/27/2013	1995
Burger King	Schenectady	NY	—	380	936	—	1,316	(128)	6/27/2013	1995
Burger King	Syracuse	NY	—	606	606	—	1,212	(79)	7/31/2013	1986
Burger King	Cincinnati	OH	—	353	824	—	1,177	(107)	7/31/2013	1969
Burger King	Dayton	OH	—	569	466	—	1,035	(60)	7/31/2013	1990
Burger King	Mansfield	OH	—	191	766	—	957	(99)	7/31/2013	1985
Burger King	New Philadelphia	OH	—	419	779	—	1,198	(101)	7/31/2013	1986
Burger King	Willoughby	OH	—	410	1,005	—	1,415	(137)	6/27/2013	1995
Burger King	Ardmore	OK	—	270	1,023	—	1,293	(139)	6/27/2013	1995
Burger King	Roseburg	OR	—	350	886	—	1,236	(121)	6/27/2013	1995
Burger King	Harrisburg	PA	—	619	412	—	1,031	(53)	7/31/2013	1985
Burger King	Old Forge	PA	—	390	905	—	1,295	(123)	6/27/2013	1995
Burger King	Gaffney	SC	—	370	880	—	1,250	(120)	6/27/2013	1995
Burger King	Greenville	SC	—	420	571	—	991	(78)	6/27/2013	1995
Burger King	North Augusta	SC	—	256	1,451	—	1,707	(188)	7/31/2013	1985

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Burger King	North Augusta	SC	—	450	1,050	—	1,500	(136)	7/31/2013	1985
Burger King	Chattanooga	TN	—	740	1,591	—	2,331	(217)	6/27/2013	1995
Burger King	Chattanooga	TN	—	637	955	(708)	884	(15)	7/31/2013	1985
Burger King	Gallatin	TN	—	199	463	—	662	(60)	7/31/2013	1984
Burger King	Austin	TX	—	666	999	(517)	1,148	(20)	6/27/2013	1998
Burger King	Cleburne	TX	—	300	603	(184)	719	(14)	6/27/2013	1995
Burger King	Laredo	TX	—	684	1,026	—	1,710	(133)	7/31/2013	2002
Burger King	Texas City	TX	—	421	782	—	1,203	(101)	7/31/2013	1984
Burger King	Spanaway	WA	—	509	1,628	—	2,137	(229)	6/27/2013	1997
Burger King	Germantown	WI	—	644	1,300	—	1,944	(183)	6/27/2013	1986
Burger King	Marshfield	WI	—	232	885	—	1,117	(125)	6/27/2013	1986
Burger King	Rhinelander	WI	—	260	606	—	866	(79)	7/31/2013	1986
Burger King	Weston	WI	—	329	718	—	1,047	(101)	6/27/2013	1987
Burger King	Bluefield	WV	—	210	1,163	—	1,373	(158)	6/27/2013	1995
Burnie Bistro's	Clearwater	FL	—	25	14	—	39	(2)	7/31/2013	1987
Cactus Wellhead	Williston	ND	—	72	3,735	—	3,807	(233)	7/24/2014	2011
Cactus Wellhead	Dubois	PA	—	129	2,542	—	2,671	(174)	6/12/2014	2012
Cactus Wellhead	Center	TX	—	115	1,886	—	2,001	(129)	6/12/2014	2011
Cactus Wellhead	Pleasanton	TX	—	144	2,908	—	3,052	(201)	6/12/2014	2011
Cadbury Holdings	Whippany	NJ	—	2,767	38,018	—	40,785	(3,880)	11/5/2013	2004
California Pizza Kitchen	Paradise Valley	AZ	—	2,285	1,480	—	3,765	(185)	2/7/2014	1994
California Pizza Kitchen	Alpharetta	GA	—	1,279	3,249	—	4,528	(364)	2/7/2014	1994
California Pizza Kitchen	Atlanta	GA	—	2,307	1,857	—	4,164	(226)	2/7/2014	1993
California Pizza Kitchen	Schaumburg	IL	—	1,180	3,179	—	4,359	(357)	2/7/2014	1995
California Pizza Kitchen	Grapevine	TX	—	1,544	2,250	—	3,794	(258)	2/7/2014	1994
Canon Solutions America, Inc.	Itasca	IL	10,061	3,102	10,922	598	14,622	(697)	2/21/2014	1974
Captain D's	Statesboro	GA	—	350	401	—	751	(55)	6/27/2013	1995
Captain D's	Florence	KY	—	248	325	—	573	(46)	6/27/2013	1981
Captain D's	Southaven	MS	—	270	564	—	834	(77)	6/27/2013	1995
Captain D's	Memphis	TN	—	230	338	—	568	(46)	6/27/2013	1995
Captain D's	Dallas	TX	—	160	535	(313)	382	(9)	6/27/2013	1995
Captain D's	Duncanville	TX	—	295	246	—	541	(35)	6/27/2013	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Captain D's	Grand Prairie	TX	—	260	338	(231)	367	(6)	6/27/2013	1995
Cargill	Blair	NE	2,501	627	4,989	—	5,616	(415)	2/7/2014	2009
Carlos O’Kelley’s Mexican Café	Mason City	IA	—	290	1,255	(192)	1,353	(35)	6/27/2013	1995
Carl's Jr.	Purcell	OK	—	77	513	—	590	(72)	6/27/2013	1980
CarMax	Henderson	NV	—	8,542	10,396	—	18,938	(1,091)	2/7/2014	2002
CarMax	Austin	TX	9,900	5,461	16,940	—	22,401	(1,599)	2/7/2014	2004
Carmike Cinemas	Athens	GA	5,402	3,056	6,638	—	9,694	(676)	2/21/2014	1999
Carrabba's	Scottsdale	AZ	—	1,350	1,847	—	3,197	(153)	2/7/2014	2000
Carrabba's	Louisville	CO	—	1,083	1,400	—	2,483	(157)	2/7/2014	2000
Carrabba's	Tampa	FL	—	1,650	2,085	—	3,735	(243)	2/7/2014	1994
Carrabba's	Duluth	GA	—	836	2,881	—	3,717	(327)	2/7/2014	2004
Carrabba's	Bowie	MD	—	1,429	1,036	—	2,465	(217)	2/7/2014	2003
Carrabba's	Brooklyn	OH	—	1,187	2,212	—	3,399	(238)	2/7/2014	2002
Carrabba's	Washington Twnshp	OH	—	906	1,859	—	2,765	(219)	2/7/2014	2001
Carrabba's	Columbia	SC	—	1,159	2,164	—	3,323	(241)	2/7/2014	2000
Carrabba's	Johnson City	TN	—	771	2,536	—	3,307	(306)	2/7/2014	2003
Casa Del Rio	Wadsworth	OH	—	130	389	—	519	(57)	7/31/2013	1971
Cashland	Celina	OH	—	108	132	—	240	(19)	7/31/2013	1995
Castle Dental	Murfreesboro	TN	—	256	256	—	512	(37)	7/31/2013	1996
Cequent Trailer Products	Mosinee	WI	4,334	1,799	4,635	—	6,434	(435)	2/21/2014	1992
Chappala Mexican Restaurant	Nampa	ID	—	473	692	(433)	732	(13)	6/27/2013	1998
Charleston's	Carmel	IN	—	140	3,016	—	3,156	(425)	6/27/2013	1995
Check City	Taylorsville	UT	—	180	953	(329)	804	(22)	6/27/2013	1995
Checkers	Huntsville	AL	—	689	—	—	689	—	6/27/2013	1995
Checkers	Hollywood	FL	—	160	2,220	—	2,380	(313)	6/27/2013	1995
Checkers	Jacksonville	FL	—	731	1,096	—	1,827	(142)	7/31/2013	1993
Checkers	Lauderhill	FL	—	280	1,951	—	2,231	(275)	6/27/2013	1995
Checkers	Miami	FL	—	621	—	—	621	—	7/31/2013	1993
Checkers	Orlando	FL	—	1,033	—	—	1,033	—	7/31/2013	1995
Checkers	Plantation	FL	—	220	1,461	—	1,681	(206)	6/27/2013	1995
Checkers	Tampa	FL	—	736	—	—	736	—	6/27/2013	1995
Checkers	Fayetteville	GA	—	681	—	—	681	—	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Chedder's Casual Cafe	Brandon	FL	—	860	3,071	—	3,931	(448)	6/27/2013	2003
Chedder's Casual Cafe	Bolingbrook	IL	—	1,344	1,760	—	3,104	(256)	6/27/2013	1997
Chedder's Casual Cafe	Lubbock	TX	—	1,053	2,345	—	3,398	(342)	6/27/2013	1997
Chevy's	Miami	FL	—	1,455	783	—	2,238	(115)	7/31/2013	1995
Chevy's	Greenbelt	MD	—	530	2,399	—	2,929	(338)	6/27/2013	1995
Chevy's	Lake Oswego	OR	—	590	1,693	—	2,283	(239)	6/27/2013	1995
Chicago Bridge & Iron	Baton Rouge	LA	—	1,695	12,360	66	14,121	(1,018)	3/28/2014	2006
Chicago Steak & Lemonade	Louisville	KY	—	195	18	—	213	(3)	6/27/2013	1980
Chicago Style Gyros	Nashville	TN	—	201	134	—	335	(17)	7/31/2013	1986
Children's Courtyard	Grand Prairie	TX	—	367	1,055	—	1,422	(107)	2/7/2014	1999
Childtime Childcare	Modesto	CA	—	280	1,524	—	1,804	(149)	2/7/2014	1988
Childtime Childcare	Bedford	OH	—	111	852	—	963	(92)	2/7/2014	1979
Childtime Childcare	Oklahoma City	OK	—	124	796	—	920	(85)	2/7/2014	1985
Childtime Childcare	Oklahoma City	OK	—	108	793	—	901	(82)	2/7/2014	1986
Chilis	Fayetteville	AR	—	1,370	1,714	—	3,084	(242)	6/27/2013	1995
Chilis	Boise	ID	—	400	751	—	1,151	(106)	6/27/2013	1995
Chilis	East Peoria	IL	—	1,023	2,347	—	3,370	(342)	6/27/2013	2003
Chilis	Flanders	NJ	1,508	1,402	842	—	2,244	(153)	2/7/2014	2003
Chilis	Mt. Laurel	NJ	1,447	1,332	1,792	—	3,124	(138)	2/7/2014	2004
Chilis	Amarillo	TX	—	811	1,893	—	2,704	(277)	7/31/2013	1984
Chilis	Riverdale	UT	—	800	899	—	1,699	(127)	6/27/2013	1995
Chilis	Cheyenne	WY	—	270	815	—	1,085	(115)	6/27/2013	1995
China 1	Bay City	TX	—	229	124	(220)	133	—	7/31/2013	1985
China Buffet	Alvin	TX	—	110	299	—	409	(44)	6/27/2013	1982
China Buffet	Angleton	TX	—	127	272	—	399	(40)	6/27/2013	1982
China Town Buffet	Bismarck	ND	—	1,038	1,928	—	2,966	(282)	7/31/2013	2000
Chipper's Grill	Streator	IL	—	190	255	—	445	(36)	6/27/2013	1995
Church's Chicken	Atmore	AL	—	144	574	—	718	(74)	7/31/2013	1976
Church's Chicken	Bay Minette	AL	—	134	757	—	891	(98)	7/31/2013	2003
Church's Chicken	Flomaton	AL	—	173	518	—	691	(67)	7/31/2013	1981
Church's Chicken	Jackson	AL	—	127	719	—	846	(93)	7/31/2013	1982
Church's Chicken	Orlando	FL	—	254	380	—	634	(49)	7/31/2013	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Church's Chicken	Augusta	GA	—	178	533	—	711	(69)	7/31/2013	1981
Church's Chicken	Augusta	GA	—	256	597	—	853	(77)	7/31/2013	1976
Church's Chicken	Augusta	GA	—	178	414	—	592	(54)	7/31/2013	1978
Church's Chicken	Augusta	GA	—	196	458	—	654	(59)	7/31/2013	1984
Church's Chicken	Bowling Green	KY	—	100	156	—	256	(22)	6/27/2013	1984
Church's Chicken	Anderson	SC	—	647	277	—	924	(36)	7/31/2013	1981
Church's Chicken	Charleston	SC	—	421	344	—	765	(45)	7/31/2013	1973
Church's Chicken	Charleston	SC	—	500	167	—	667	(22)	7/31/2013	1979
Church's Chicken	Columbia	SC	—	437	437	—	874	(57)	7/31/2013	1978
Church's Chicken	Columbia	SC	—	231	428	—	659	(56)	7/31/2013	1977
Church's Chicken	Greenville	SC	—	280	342	—	622	(44)	7/31/2013	1970
Church's Chicken	Greenville	SC	—	254	472	—	726	(61)	7/31/2013	2009
Church's Chicken	Greenville	SC	—	325	487	—	812	(63)	7/31/2013	1984
Church's Chicken	Greenwood	SC	—	188	349	—	537	(45)	7/31/2013	2002
Church's Chicken	North Charleston	SC	—	302	302	—	604	(39)	7/31/2013	1976
Church's Chicken	North Charleston	SC	—	407	407	—	814	(53)	7/31/2013	1977
Church's Chicken	Orangeburg	SC	—	407	271	—	678	(35)	7/31/2013	1985
Church's Chicken	Spartanburg	SC	—	411	274	—	685	(36)	7/31/2013	1972
Church's Chicken	Spartanburg	SC	—	350	525	—	875	(68)	7/31/2013	1978
Church's Chicken	Nashville	TN	—	186	186	—	372	(24)	7/31/2013	1980
Cigna	Phoenix	AZ	—	6,194	16,215	—	22,409	(1,461)	2/7/2014	2012
Cigna	Plano	TX	—	10,036	42,676	—	52,712	(3,888)	2/7/2014	2009
Cimarex Energy	Tulsa	OK	29,200	1,253	70,274	1,070	72,597	(7,099)	11/5/2013	1995
CineMagic Theatre	Rochester	MN	—	677	2,706	—	3,383	(254)	5/19/2014	2002
Circle K	Phoenix	AZ	—	344	1,377	—	1,721	(280)	5/4/2012	1986
Circle K	Martinez	GA	—	348	813	—	1,161	(154)	8/28/2012	2003
Circle K	Martinez	GA	—	293	329	—	622	(25)	9/26/2014	1993
Circle K	Thomson	GA	—	637	340	—	977	(27)	9/26/2014	1990
Circle K	Akron	OH	—	675	1,254	—	1,929	(232)	9/27/2012	1996
Citizens Bank	Colchester	CT	—	185	1,049	—	1,234	(185)	9/28/2012	2012
Citizens Bank	Deep River	CT	—	453	1,812	—	2,265	(320)	9/28/2012	1851
Citizens Bank	East Hampton	CT	765	312	935	—	1,247	(186)	4/26/2012	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Citizens Bank	East Lyme	CT	—	258	1,032	—	1,290	(182)	9/28/2012	1972
Citizens Bank	Hamden	CT	—	581	475	—	1,056	(84)	9/28/2012	1995
Citizens Bank	Higganum	CT	622	171	971	—	1,142	(297)	8/1/2010	1995
Citizens Bank	Montville	CT	—	413	2,342	—	2,755	(413)	9/28/2012	1984
Citizens Bank	New London	CT	—	94	534	—	628	(163)	8/1/2010	1995
Citizens Bank	Stonington	CT	—	190	1,079	—	1,269	(190)	9/28/2012	1984
Citizens Bank	Stonington	CT	—	104	937	—	1,041	(153)	12/14/2012	1982
Citizens Bank	Lewes	DE	—	102	916	—	1,018	(141)	2/22/2013	1968
Citizens Bank	Smyrna	DE	664	183	1,036	—	1,219	(308)	8/1/2010	1995
Citizens Bank	Wilmington	DE	431	250	464	—	714	(92)	4/26/2012	1950
Citizens Bank	Wilmington	DE	366	299	299	—	598	(59)	4/26/2012	1967
Citizens Bank	Dorchester	MA	485	386	386	—	772	(77)	4/26/2012	1960
Citizens Bank	Ludlow	MA	—	810	540	—	1,350	(95)	9/28/2012	1995
Citizens Bank	Malden	MA	—	488	596	—	1,084	(105)	9/28/2012	1920
Citizens Bank	Malden	MA	1,697	484	1,935	—	2,419	(341)	9/28/2012	1988
Citizens Bank	Medford	MA	1,193	589	1,094	—	1,683	(193)	9/28/2012	1938
Citizens Bank	Milton	MA	2,244	619	2,476	—	3,095	(404)	12/14/2012	1968
Citizens Bank	New Bedford	MA	—	297	694	—	991	(122)	9/28/2012	1983
Citizens Bank	Randolph	MA	1,383	480	1,439	—	1,919	(254)	9/28/2012	1979
Citizens Bank	Somerville	MA	—	561	561	—	1,122	(99)	9/28/2012	1940
Citizens Bank	South Dennis	MA	—	—	1,294	—	1,294	(211)	12/14/2012	1986
Citizens Bank	Springfield	MA	—	187	747	—	934	(105)	5/10/2013	1975
Citizens Bank	Tewksbury	MA	813	266	1,063	—	1,329	(211)	4/26/2012	1998
Citizens Bank	Wilbraham	MA	458	148	591	—	739	(117)	4/26/2012	1967
Citizens Bank	Winthrop	MA	—	390	724	—	1,114	(128)	9/28/2012	1974
Citizens Bank	Woburn	MA	—	350	816	—	1,166	(133)	12/14/2012	1991
Citizens Bank	Clinton Township	MI	—	574	3,250	—	3,824	(999)	8/1/2010	1970
Citizens Bank	Dearborn	MI	—	434	2,461	—	2,895	(704)	8/1/2010	1977
Citizens Bank	Dearborn	MI	—	385	2,184	—	2,569	(625)	8/1/2010	1974
Citizens Bank	Detroit	MI	—	112	636	—	748	(197)	8/1/2010	1958
Citizens Bank	Detroit	MI	—	204	1,159	—	1,363	(358)	8/1/2010	1956
Citizens Bank	Farmington	MI	—	303	707	—	1,010	(115)	12/14/2012	1962

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Citizens Bank	Grosse Pointe	MI	—	410	2,322	—	2,732	(701)	8/1/2010	1975
Citizens Bank	Harper Woods	MI	—	207	1,171	—	1,378	(362)	8/1/2010	1982
Citizens Bank	Highland Park	MI	—	150	848	—	998	(262)	8/1/2010	1967
Citizens Bank	Lathrup Village	MI	—	283	1,602	—	1,885	(490)	8/1/2010	1980
Citizens Bank	Livonia	MI	—	261	1,476	—	1,737	(456)	8/1/2010	1959
Citizens Bank	Richmond	MI	—	168	951	—	1,119	(294)	8/1/2010	1980
Citizens Bank	Southfield	MI	—	283	1,605	—	1,888	(493)	8/1/2010	1975
Citizens Bank	St. Clair Shores	MI	—	309	1,748	—	2,057	(540)	8/1/2010	1960
Citizens Bank	Troy	MI	—	312	935	—	1,247	(152)	12/14/2012	1980
Citizens Bank	Utica	MI	—	376	2,133	—	2,509	(644)	8/1/2010	1982
Citizens Bank	Warren	MI	—	178	1,009	—	1,187	(308)	8/1/2010	1963
Citizens Bank	Keene	NH	1,885	132	2,511	—	2,643	(409)	12/14/2012	1900
Citizens Bank	Manchester	NH	—	640	782	—	1,422	(138)	9/28/2012	1941
Citizens Bank	Manchester	NH	—	—	1,568	—	1,568	(256)	12/14/2012	1995
Citizens Bank	Ossipee	NH	269	176	264	—	440	(52)	4/26/2012	1980
Citizens Bank	Pelham	NH	280	113	340	—	453	(67)	4/26/2012	1983
Citizens Bank	Pittsfield	NH	—	160	908	—	1,068	(278)	8/1/2010	1976
Citizens Bank	Rollinsford	NH	—	78	444	—	522	(136)	8/1/2010	1977
Citizens Bank	Salem	NH	—	328	1,312	—	1,640	(214)	12/14/2012	1980
Citizens Bank	Haddon Heights	NJ	—	316	948	—	1,264	(125)	7/23/2013	1965
Citizens Bank	Marlton	NJ	781	444	825	—	1,269	(164)	4/26/2012	1988
Citizens Bank	Albany	NY	811	232	1,315	—	1,547	(376)	8/1/2010	1960
Citizens Bank	Amherst	NY	868	238	1,348	—	1,586	(393)	8/1/2010	1965
Citizens Bank	East Aurora	NY	590	162	919	—	1,081	(268)	8/1/2010	1996
Citizens Bank	Greene	NY	756	216	1,227	—	1,443	(351)	8/1/2010	1981
Citizens Bank	Johnstown	NY	569	163	923	—	1,086	(264)	8/1/2010	1973
Citizens Bank	Port Jervis	NY	523	143	811	—	954	(241)	8/1/2010	1995
Citizens Bank	Rochester	NY	607	166	943	—	1,109	(275)	8/1/2010	1962
Citizens Bank	Schenectady	NY	1,020	292	1,655	—	1,947	(474)	8/1/2010	1974
Citizens Bank	Vails Gate	NY	993	284	1,610	—	1,894	(461)	8/1/2010	1995
Citizens Bank	Whitesboro	NY	456	130	739	—	869	(212)	8/1/2010	1995
Citizens Bank	Alliance	OH	—	204	1,156	—	1,360	(359)	8/1/2010	1972

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Citizens Bank	Bedford	OH	533	175	699	—	874	(139)	4/26/2012	2005
Citizens Bank	Boardman	OH	—	280	1,589	—	1,869	(494)	8/1/2010	1984
Citizens Bank	Broadview Heights	OH	—	201	1,140	—	1,341	(338)	8/1/2010	1982
Citizens Bank	Brunswick	OH	—	186	1,057	—	1,243	(329)	8/1/2010	2004
Citizens Bank	Cleveland	OH	—	239	1,357	—	1,596	(422)	8/1/2010	1973
Citizens Bank	Cleveland	OH	—	210	1,190	—	1,400	(370)	8/1/2010	1950
Citizens Bank	Cleveland	OH	—	182	1,031	—	1,213	(320)	8/1/2010	1930
Citizens Bank	Fairlawn	OH	1,885	511	2,045	—	2,556	(333)	12/14/2012	1979
Citizens Bank	Lakewood	OH	—	196	1,111	—	1,307	(318)	8/1/2010	1985
Citizens Bank	Louisville	OH	—	191	1,080	—	1,271	(336)	8/1/2010	1960
Citizens Bank	Massillon	OH	—	287	1,624	—	1,911	(505)	8/1/2010	1995
Citizens Bank	Massillon	OH	—	212	1,202	—	1,414	(374)	8/1/2010	1958
Citizens Bank	Mentor	OH	—	178	1,011	—	1,189	(309)	8/1/2010	1976
Citizens Bank	Northfield	OH	—	317	1,797	—	2,114	(549)	8/1/2010	1969
Citizens Bank	Parma	OH	608	248	744	—	992	(148)	4/26/2012	1972
Citizens Bank	Parma	OH	—	475	581	—	1,056	(95)	12/14/2012	1971
Citizens Bank	Parma Heights	OH	—	426	638	—	1,064	(104)	12/14/2012	1957
Citizens Bank	Rocky River	OH	—	283	1,602	—	1,885	(458)	8/1/2010	1972
Citizens Bank	South Russell	OH	—	106	957	—	1,063	(156)	12/14/2012	1981
Citizens Bank	Wadsworth	OH	—	158	893	—	1,051	(278)	8/1/2010	1960
Citizens Bank	Willoughby	OH	—	395	2,239	—	2,634	(684)	8/1/2010	1920
Citizens Bank	Aliquippa	PA	—	138	782	—	920	(127)	12/14/2012	1953
Citizens Bank	Allison Park	PA	—	314	733	—	1,047	(129)	9/28/2012	1972
Citizens Bank	Altoona	PA	—	153	459	—	612	(75)	12/14/2012	1971
Citizens Bank	Ambridge	PA	750	215	1,217	—	1,432	(348)	8/1/2010	1925
Citizens Bank	Ashley	PA	—	225	675	—	900	(110)	12/14/2012	1928
Citizens Bank	Beaver Falls	PA	—	138	553	—	691	(98)	9/28/2012	1995
Citizens Bank	Butler	PA	—	286	1,144	—	1,430	(186)	12/14/2012	1966
Citizens Bank	Camp Hill	PA	—	430	645	—	1,075	(105)	12/14/2012	1971
Citizens Bank	Carlisle	PA	468	234	546	—	780	(108)	4/26/2012	1960
Citizens Bank	Carnegie	PA	—	73	1,396	—	1,469	(228)	12/14/2012	1920
Citizens Bank	Dallas	PA	—	213	1,205	—	1,418	(213)	9/28/2012	1949

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Citizens Bank	Dillsburg	PA	—	232	926	—	1,158	(151)	12/14/2012	1935
Citizens Bank	Drexel Hill	PA	—	266	1,064	—	1,330	(173)	12/14/2012	1950
Citizens Bank	Erie	PA	—	168	671	—	839	(109)	12/14/2012	1954
Citizens Bank	Ford City	PA	—	89	802	—	891	(131)	12/14/2012	1975
Citizens Bank	Glenside	PA	1,257	343	1,370	—	1,713	(193)	5/22/2013	1958
Citizens Bank	Greensburg	PA	—	45	861	—	906	(140)	12/14/2012	1957
Citizens Bank	Grove City	PA	323	292	239	—	531	(47)	4/26/2012	1977
Citizens Bank	Grove City	PA	506	41	782	—	823	(155)	4/26/2012	1920
Citizens Bank	Harrisburg	PA	560	512	419	—	931	(83)	4/26/2012	1967
Citizens Bank	Havertown	PA	—	219	875	—	1,094	(154)	9/28/2012	2003
Citizens Bank	Highspire	PA	—	216	649	—	865	(106)	12/14/2012	1974
Citizens Bank	Homestead	PA	—	202	807	—	1,009	(142)	9/28/2012	1960
Citizens Bank	Kingston	PA	—	404	943	—	1,347	(154)	12/14/2012	1977
Citizens Bank	Kittanning	PA	—	56	1,060	—	1,116	(173)	12/14/2012	1889
Citizens Bank	Kutztown	PA	490	81	725	—	806	(141)	5/11/2012	1974
Citizens Bank	Lancaster	PA	555	368	552	—	920	(110)	4/26/2012	1965
Citizens Bank	Lancaster	PA	—	383	468	—	851	(82)	9/28/2012	1967
Citizens Bank	Latrobe	PA	—	148	591	—	739	(96)	12/14/2012	1969
Citizens Bank	Lititz	PA	458	37	708	—	745	(141)	4/26/2012	1923
Citizens Bank	Lower Burrell	PA	—	180	722	—	902	(118)	12/14/2012	1980
Citizens Bank	Matamoras	PA	—	509	946	—	1,455	(154)	12/14/2012	1920
Citizens Bank	Mechanicsburg	PA	1,620	288	2,590	—	2,878	(457)	9/28/2012	1900
Citizens Bank	Mercer	PA	—	105	314	—	419	(51)	12/14/2012	1964
Citizens Bank	Milford	PA	—	513	769	—	1,282	(125)	12/14/2012	1981
Citizens Bank	Monesson	PA	693	198	1,123	—	1,321	(321)	8/1/2010	1930
Citizens Bank	Mount Lebanon	PA	1,577	215	1,939	—	2,154	(342)	9/28/2012	1960
Citizens Bank	Mountain Top	PA	—	111	631	—	742	(103)	12/14/2012	1980
Citizens Bank	Munhall	PA	232	191	191	—	382	(38)	4/26/2012	1973
Citizens Bank	Narberth	PA	1,468	420	2,381	—	2,801	(681)	8/1/2010	1935
Citizens Bank	New Stanton	PA	581	330	612	—	942	(122)	4/26/2012	1975
Citizens Bank	Oakmont	PA	—	199	1,127	—	1,326	(184)	12/14/2012	1967
Citizens Bank	Oil City	PA	—	110	623	—	733	(102)	12/14/2012	1965

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Citizens Bank	Philadelphia	PA	565	184	735	—	919	(146)	4/26/2012	1904
Citizens Bank	Philadelphia	PA	—	127	722	—	849	(118)	12/14/2012	1920
Citizens Bank	Philadelphia	PA	—	266	1,065	—	1,331	(174)	12/14/2012	1971
Citizens Bank	Pitcairn	PA	—	46	867	—	913	(141)	12/14/2012	1985
Citizens Bank	Pittsburgh	PA	—	215	1,219	—	1,434	(215)	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	256	767	—	1,023	(135)	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	185	1,051	—	1,236	(171)	12/14/2012	1960
Citizens Bank	Pittsburgh	PA	—	389	1,168	—	1,557	(190)	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	146	2,770	—	2,916	(451)	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	2,262	470	2,661	—	3,131	(434)	12/14/2012	1979
Citizens Bank	Pittsburgh	PA	1,244	516	1,204	—	1,720	(196)	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	—	206	1,852	—	2,058	(302)	12/14/2012	1923
Citizens Bank	Pittsburgh	PA	918	196	1,110	—	1,306	(181)	12/14/2012	1980
Citizens Bank	Pittsburgh	PA	—	255	1,019	—	1,274	(166)	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	—	268	2,413	—	2,681	(393)	12/14/2012	1970
Citizens Bank	Reading	PA	—	269	1,524	—	1,793	(221)	4/12/2013	1904
Citizens Bank	Reading	PA	—	267	802	—	1,069	(131)	12/14/2012	1970
Citizens Bank	Shippensburg	PA	345	143	429	—	572	(85)	4/26/2012	1985
Citizens Bank	Slovan	PA	205	217	117	—	334	(23)	4/26/2012	1975
Citizens Bank	State College	PA	452	256	475	—	731	(94)	4/26/2012	1966
Citizens Bank	Temple	PA	—	268	626	—	894	(110)	9/28/2012	1936
Citizens Bank	Turtle Creek	PA	—	308	923	—	1,231	(163)	9/28/2012	1970
Citizens Bank	Tyrone	PA	—	146	583	—	729	(95)	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	411	617	—	1,028	(101)	12/14/2012	1966
Citizens Bank	Verona	PA	549	264	616	—	880	(122)	4/26/2012	1972
Citizens Bank	Warrendale	PA	—	611	916	—	1,527	(149)	12/14/2012	1981
Citizens Bank	West Grove	PA	544	181	725	—	906	(144)	4/26/2012	1880
Citizens Bank	West Hazleton	PA	—	279	2,509	—	2,788	(443)	9/28/2012	1900
Citizens Bank	Wexford	PA	—	180	719	—	899	(117)	12/14/2012	1975
Citizens Bank	York	PA	581	337	626	—	963	(124)	4/26/2012	1955
Citizens Bank	Coventry	RI	—	559	559	—	1,118	(99)	9/28/2012	1968
Citizens Bank	Cranston	RI	—	411	1,234	—	1,645	(201)	12/14/2012	1967

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Citizens Bank	East Greenwich	RI	—	227	680	—	907	(111)	12/14/2012	1959
Citizens Bank	Johnston	RI	—	343	1,030	—	1,373	(182)	9/28/2012	1972
Citizens Bank	N. Providence	RI	1,445	200	1,800	—	2,000	(293)	12/31/2012	1971
Citizens Bank	N. Providence	RI	—	223	892	—	1,115	(145)	12/14/2012	1971
Citizens Bank	Providence	RI	—	300	899	—	1,199	(146)	12/14/2012	1960
Citizens Bank	Rumford	RI	—	352	654	—	1,006	(107)	12/14/2012	1977
Citizens Bank	Wakefield	RI	—	517	959	—	1,476	(169)	9/28/2012	1976
Citizens Bank	Warren	RI	—	328	609	—	937	(107)	9/28/2012	1980
Citizens Bank	Warwick	RI	—	1,570	5,030	—	6,600	(556)	9/24/2013	1969
Citizens Bank	Warwick	RI	—	1,870	8,828	697	11,395	(1,047)	9/24/2013	1995
Citizens Bank	Middlebury	VT	—	363	544	—	907	(89)	12/14/2012	1969
Citizens Bank	Poultney	VT	—	149	847	—	996	(251)	8/1/2010	1860
Citizens Bank	St. Albans	VT	—	141	798	—	939	(237)	8/1/2010	1989
Citizens Bank	White River Jnct	VT	—	183	1,039	—	1,222	(308)	8/1/2010	1975
City Buffet	Alexander City	AL	—	292	331	—	623	(46)	6/27/2013	1988
Coborn's Liquor Store	Stanley	ND	—	1,163	5,037	—	6,200	(482)	2/21/2014	2014
Coborn's Liquor Store	Tioga	ND	—	1,065	4,581	—	5,646	(312)	6/26/2014	2014
Colesville Business Park	Silver Spring	MD	—	—	188	14,433	14,621	(153)	11/5/2013	1972
Comcast	Englewood	CO	—	1,490	5,060	—	6,550	(572)	11/5/2013	1999
Community Bank	Lake Mary	FL	—	1,230	1,504	4	2,738	(178)	10/1/2013	1990
Community Bank	Whitehall	NY	370	106	600	—	706	(172)	8/1/2011	1995
CompUSA	Arlington	TX	1,770	2,437	1,467	—	3,904	(188)	2/7/2014	1992
ConAgra Foods	Omaha	NE	—	6,451	30,697	—	37,148	(1,695)	3/28/2014	1989
ConAgra Foods	Milton	PA	16,245	5,656	27,242	—	32,898	(2,392)	2/7/2014	1991
Conn's	Austin	TX	—	740	2,958	—	3,698	(274)	5/19/2014	2002
Conn's	Hurst	TX	—	497	1,990	—	2,487	(190)	5/19/2014	1999
Cooper Tire & Rubber	Franklin	IN	16,221	4,438	33,994	—	38,432	(4,407)	11/5/2013	2009
Cost Plus	La Quinta	CA	—	1,211	4,786	—	5,997	(482)	2/7/2014	2007
County of Yolo, CA	Woodland	CA	10,332	2,640	13,681	—	16,321	(1,380)	11/5/2013	2001
Cracker Barrel	Braselton	GA	2,935	1,294	2,403	—	3,697	(529)	11/13/2012	2005
Cracker Barrel	Bremen	GA	2,677	1,012	2,361	—	3,373	(520)	11/13/2012	2006
Cracker Barrel	Columbus	GA	—	912	3,153	—	4,065	(345)	2/7/2014	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Cracker Barrel	Greensboro	NC	—	1,632	2,495	—	4,127	(283)	2/7/2014	2005
Cracker Barrel	Mebane	NC	2,514	1,106	2,054	—	3,160	(452)	11/13/2012	2004
Cracker Barrel	Rocky Mount	NC	—	1,274	2,334	—	3,608	(272)	2/7/2014	2006
Cracker Barrel	Fort Mill	SC	—	1,301	2,721	—	4,022	(311)	2/7/2014	2006
Cracker Barrel	Piedmont	SC	—	1,630	2,927	—	4,557	(334)	2/7/2014	2005
Cracker Barrel	Abilene	TX	—	1,374	2,933	—	4,307	(336)	2/7/2014	2005
Cracker Barrel	San Antonio	TX	—	1,725	3,005	—	4,730	(323)	2/7/2014	2005
Cracker Barrel	Sherman	TX	—	557	3,744	—	4,301	(410)	2/7/2014	2007
Cracker Barrel	Bristol	VA	—	1,241	1,703	—	2,944	(237)	2/7/2014	2006
Cracker Barrel	Emporia	VA	2,435	972	2,267	—	3,239	(499)	11/13/2012	2004
Cracker Barrel	Waynesboro	VA	—	1,536	1,489	—	3,025	(251)	2/7/2014	2004
Cracker Barrel	Woodstock	VA	2,261	928	2,164	—	3,092	(476)	11/13/2012	2005
Crest Production Services	Pleasanton	TX	—	519	7,949	—	8,468	(980)	6/12/2014	2013
Crozer-Keystone Health	Ridley Park	PA	1,576	—	6,114	—	6,114	(708)	11/5/2013	1976
Cuco Mexican	Circleville	OH	—	140	142	—	282	(7)	6/27/2013	1986
CVS	Hoover	AL	—	1,239	2,890	—	4,129	(455)	5/31/2013	2003
CVS	Meridianville	AL	1,978	1,045	3,057	—	4,102	(349)	2/7/2014	2008
CVS	Lake Havasu City	AZ	—	824	5,029	—	5,853	(517)	2/7/2014	2008
CVS	Phoenix	AZ	5,025	1,511	4,533	15	6,059	(601)	10/1/2013	2012
CVS	Phoenix	AZ	3,015	901	2,704	14	3,619	(359)	10/1/2013	2012
CVS	Phoenix	AZ	—	1,812	6,320	—	8,132	(653)	2/7/2014	2008
CVS	City Of Industry	CA	2,500	1,224	3,202	—	4,426	(315)	2/7/2014	2009
CVS	Fresno	CA	5,045	1,890	4,409	16	6,315	(585)	10/1/2013	2012
CVS	Palmdale	CA	5,226	2,493	4,630	17	7,140	(614)	10/1/2013	2012
CVS	Sacramento	CA	4,724	2,163	4,016	19	6,198	(533)	10/1/2013	2012
CVS	Norwich	CT	5,454	1,998	5,995	15	8,008	(795)	10/1/2013	2011
CVS	Dover	DE	2,046	4,081	—	—	4,081	—	2/7/2014	2010
CVS	Auburndale	FL	1,565	1,418	2,038	—	3,456	(214)	2/7/2014	1999
CVS	Boca Raton	FL	2,625	—	3,560	—	3,560	(411)	2/7/2014	2009
CVS	Ft. Myers	FL	3,025	2,335	3,502	—	5,837	(405)	2/7/2014	2009
CVS	Gulf Breeze	FL	1,079	545	—	—	545	—	2/7/2014	2009
CVS	Jacksonville	FL	3,715	2,240	4,323	—	6,563	(460)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
CVS	Lakeland	FL	2,258	587	2,347	16	2,950	(312)	10/1/2013	2012
CVS	Naples	FL	2,675	—	4,164	—	4,164	(442)	2/7/2014	2009
CVS	New Port Richey	FL	1,661	1,149	2,966	—	4,115	(308)	2/7/2014	2004
CVS	St. Augustine	FL	—	1,264	3,674	—	4,938	(389)	2/7/2014	2008
CVS	St. Cloud	FL	2,626	1,534	1,875	—	3,409	(305)	4/12/2013	2002
CVS	Alpharetta	GA	—	572	858	(12)	1,418	(169)	9/28/2012	1994
CVS	Athens	GA	—	1,282	4,546	—	5,828	(493)	2/7/2014	2009
CVS	Ringgold	GA	1,948	1,346	2,939	—	4,285	(336)	2/7/2014	2007
CVS	Stockbridge	GA	—	855	1,283	—	2,138	(221)	2/28/2013	1998
CVS	Vidalia	GA	—	368	1,105	—	1,473	(218)	9/28/2012	2000
CVS	Chicago	IL	—	1,029	6,346	—	7,375	(651)	2/7/2014	2009
CVS	Dolton	IL	—	580	5,298	—	5,878	(530)	2/7/2014	2008
CVS	Northbrook	IL	25,155	3,471	41,765	69	45,305	(3,612)	2/7/2014	1980
CVS	Brazil	IN	—	419	2,456	—	2,875	(277)	2/24/2014	1997
CVS	Edinburgh	IN	—	420	1,530	—	1,950	(176)	2/24/2014	1998
CVS	Evansville	IN	1,850	227	3,060	—	3,287	(319)	2/7/2014	2000
CVS	Franklin	IN	—	310	2,787	—	3,097	(634)	3/29/2012	1999
CVS	Mishawaka	IN	2,258	409	4,532	—	4,941	(479)	2/7/2014	2007
CVS	Tipton	IN	—	311	1,726	—	2,037	(198)	2/24/2014	1998
CVS	Lawrence	KS	2,908	837	4,392	—	5,229	(464)	2/7/2014	2009
CVS	Mandeville	LA	4,020	2,385	2,915	16	5,316	(387)	10/1/2013	2012
CVS	Metairie	LA	4,121	1,895	3,519	16	5,430	(467)	10/1/2013	2012
CVS	New Orleans	LA	3,719	2,439	2,439	16	4,894	(324)	10/1/2013	2012
CVS	Slidell	LA	4,355	1,142	4,568	16	5,726	(606)	10/1/2013	2012
CVS	Hingham	MA	5,695	1,873	5,619	15	7,507	(745)	10/1/2013	2012
CVS	Malden	MA	5,360	1,757	5,271	14	7,042	(699)	10/1/2013	2012
CVS	Detroit	MI	—	270	2,427	(5)	2,692	(418)	2/28/2013	1999
CVS	Harper Woods	MI	—	499	2,829	—	3,328	(488)	2/28/2013	1999
CVS	Minneapolis	MN	—	266	4,693	—	4,959	(441)	2/7/2014	2009
CVS	Independence	MO	—	780	3,121	—	3,901	(304)	5/19/2014	2000
CVS	St. Joseph	MO	3,015	1,022	3,067	16	4,105	(407)	10/1/2013	2012
CVS	Southaven	MS	3,030	1,849	3,217	—	5,066	(401)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
CVS	Southaven	MS	4,270	1,281	4,100	—	5,381	(501)	2/7/2014	2009
CVS	Beaufort	NC	2,781	378	3,404	16	3,798	(452)	10/1/2013	2011
CVS	Charlotte	NC	—	1,185	2,176	—	3,361	(219)	2/7/2014	2008
CVS	Eden	NC	—	836	1,450	—	2,286	(154)	2/7/2014	1998
CVS	Kernersville	NC	—	960	1,313	—	2,273	(138)	2/7/2014	1998
CVS	Weaverville	NC	3,098	1,998	4,307	—	6,305	(488)	2/7/2014	2009
CVS	Whiteville	NC	—	637	2,546	—	3,183	(244)	5/19/2014	2004
CVS	Cherry Hill	NJ	—	2,255	—	—	2,255	—	2/7/2014	2011
CVS	Edison	NJ	—	3,318	—	—	3,318	—	2/7/2014	2008
CVS	Lawrenceville	NJ	5,170	2,674	6,412	—	9,086	(666)	2/7/2014	2009
CVS	Albuquerque	NM	3,719	975	3,899	16	4,890	(518)	10/1/2013	2011
CVS	Albuquerque	NM	3,920	1,029	4,118	17	5,164	(547)	10/1/2013	2011
CVS	Las Cruces	NM	4,925	1,295	5,178	17	6,490	(687)	10/1/2013	2012
CVS	North Las Vegas	NV	3,268	1,374	3,207	—	4,581	(649)	8/22/2012	2004
CVS	Sparks	NV	—	486	5,894	—	6,380	(628)	2/7/2014	2009
CVS	Henrietta	NY	—	965	1,180	(2)	2,143	(221)	11/8/2012	1997
CVS	Mineola	NY	2,280	—	5,120	—	5,120	(521)	2/7/2014	2008
CVS	Warren	OH	—	560	1,622	—	2,182	(170)	2/7/2014	2008
CVS	Oklahoma City	OK	—	569	1,609	—	2,178	(160)	2/7/2014	1996
CVS	The Village	OK	3,425	520	4,730	—	5,250	(496)	2/7/2014	2009
CVS	Tulsa	OK	2,446	950	2,216	16	3,182	(294)	10/1/2013	2010
CVS	Freeland	PA	982	122	1,096	—	1,218	(222)	8/8/2012	2004
CVS	Mechanicsburg	PA	3,582	1,155	3,465	—	4,620	(650)	11/29/2012	2008
CVS	New Castle	PA	1,562	412	2,337	—	2,749	(450)	10/31/2012	1999
CVS	Shippensburg	PA	1,859	351	1,988	—	2,339	(343)	2/8/2013	2002
CVS	Titusville	PA	—	670	683	—	1,353	(150)	2/7/2014	1998
CVS	Towanda	PA	878	—	877	19	896	(142)	4/24/2013	2003
CVS	Anderson	SC	—	623	1,389	—	2,012	(141)	2/7/2014	1998
CVS	Cayce	SC	—	1,750	2,701	—	4,451	(315)	2/7/2014	2009
CVS	Columbia	SC	2,278	—	2,811	—	2,811	(415)	7/2/2013	2006
CVS	Greenville	SC	—	169	1,520	—	1,689	(262)	2/28/2013	1997
CVS	Greenville	SC	—	1,108	1,816	—	2,924	(199)	2/7/2014	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
CVS	Piedmont	SC	—	836	1,206	—	2,042	(121)	2/7/2014	1998
CVS	Jackson	TN	3,082	1,209	2,822	16	4,047	(375)	10/1/2013	2012
CVS	Knoxville	TN	2,613	1,190	2,210	16	3,416	(294)	10/1/2013	2011
CVS	Nashville	TN	—	203	1,148	(4)	1,347	(226)	9/28/2012	1996
CVS	Brownsville	TX	—	704	4,938	—	5,642	(516)	2/7/2014	2009
CVS	Converse	TX	3,538	1,390	3,243	15	4,648	(431)	10/1/2013	2011
CVS	Dumas	TX	2,312	846	2,537	16	3,399	(337)	10/1/2013	2011
CVS	Duncanville	TX	—	670	2,681	—	3,351	(264)	5/19/2014	2000
CVS	Edinburg	TX	—	1,179	3,060	—	4,239	(337)	2/7/2014	2008
CVS	Elsa	TX	2,814	915	2,744	16	3,675	(364)	10/1/2013	2011
CVS	Ft . Worth	TX	4,147	2,453	3,679	15	6,147	(488)	10/1/2013	2011
CVS	Gainesville	TX	2,215	341	3,334	—	3,675	(339)	2/7/2014	2003
CVS	Lago Vista	TX	—	1,183	4,731	—	5,914	(453)	5/19/2014	2005
CVS	San Antonio	TX	3,806	1,996	2,993	15	5,004	(397)	10/1/2013	2011
CVS	San Antonio	TX	4,422	2,034	3,778	15	5,827	(501)	10/1/2013	2011
CVS	San Antonio	TX	2,660	868	2,605	16	3,489	(346)	10/1/2013	2012
CVS	San Juan	TX	2,345	610	2,441	16	3,067	(324)	10/1/2013	2012
CVS	Sherman	TX	—	336	4,045	—	4,381	(397)	2/7/2014	1999
CVS	Hardy	VA	2,035	686	2,059	—	2,745	(324)	5/16/2013	2005
CVS	Lynchburg	VA	1,748	914	2,987	—	3,901	(317)	2/7/2014	1999
CVS	Madison Heights	VA	1,592	1,015	2,589	—	3,604	(271)	2/7/2014	1997
CVS	Norfolk	VA	2,399	697	2,789	16	3,502	(370)	10/1/2013	2011
CVS	Portsmouth	VA	3,367	1,230	3,690	16	4,936	(490)	10/1/2013	2012
CVS	Roanoke	VA	2,269	825	2,474	14	3,313	(329)	10/1/2013	2011
CVS	Virginia Beach	VA	3,114	683	3,868	14	4,565	(513)	10/1/2013	2012
CVS	Williamsburg	VA	4,115	907	5,137	16	6,060	(681)	10/1/2013	2011
Dahl's	Des Moines	IA	—	628	3,947	—	4,575	(415)	2/7/2014	1947
Dahl's	Des Moines	IA	—	1,163	1,649	—	2,812	(175)	2/7/2014	1959
Dahl's	Des Moines	IA	—	2,871	11,761	—	14,632	(1,205)	2/7/2014	2011
Dahl's	Johnston	IA	—	3,202	6,644	—	9,846	(699)	2/7/2014	2000
Dairy Queen	Mauldin	SC	—	133	—	—	133	—	6/27/2013	1995
Dairy Queen	Alto	TX	—	50	110	—	160	(15)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dairy Queen	Pineland	TX	—	40	120	—	160	(16)	6/27/2013	1995
Dairy Queen	Silsbee	TX	—	60	100	—	160	(14)	6/27/2013	1995
Dairy Queen	Woodville	TX	—	98	65	—	163	(8)	7/31/2013	1980
DaVita Dialysis	Osceola	AR	—	137	1,232	—	1,369	(162)	3/28/2013	2009
DaVita Dialysis	Casselberry	FL	—	392	2,320	—	2,712	(206)	2/7/2014	2007
DaVita Dialysis	Palatka	FL	—	207	1,173	—	1,380	(140)	6/5/2013	2013
DaVita Dialysis	Sanford	FL	—	530	2,793	—	3,323	(231)	2/7/2014	2005
DaVita Dialysis	Augusta	GA	—	118	1,818	—	1,936	(133)	2/7/2014	2000
DaVita Dialysis	Douglasville	GA	—	119	1,858	—	1,977	(136)	2/7/2014	2001
DaVita Dialysis	Ft. Wayne	IN	—	394	2,963	—	3,357	(228)	2/7/2014	2008
DaVita Dialysis	Hiawatha	KS	—	69	1,302	—	1,371	(161)	5/30/2013	2012
DaVita Dialysis	New Orleans	LA	—	511	2,237	—	2,748	(119)	9/30/2014	2010
DaVita Dialysis	Allen Park	MI	—	209	1,885	—	2,094	(310)	12/31/2012	1955
DaVita Dialysis	Grand Rapids	MI	—	215	1,794	—	2,009	(151)	2/7/2014	1997
DaVita Dialysis	Clinton	MO	—	128	896	—	1,024	(81)	2/26/2014	2003
DaVita Dialysis	St. Pauls	NC	—	138	1,246	—	1,384	(139)	8/2/2013	2006
DaVita Dialysis	Lawrenceville	NJ	—	633	2,757	—	3,390	(226)	2/7/2014	2009
DaVita Dialysis	Akron	OH	—	312	1,994	—	2,306	(162)	3/31/2014	1932
DaVita Dialysis	Cincinnati	OH	—	219	878	(3)	1,094	(115)	3/28/2013	2008
DaVita Dialysis	Georgetown	OH	—	125	706	(1)	830	(92)	3/28/2013	2009
DaVita Dialysis	Willow Grove	PA	—	311	3,886	—	4,197	(298)	2/7/2014	1989
DaVita Dialysis	Hartsville	SC	—	126	1,136	—	1,262	(140)	5/30/2013	2013
DaVita Dialysis	Beeville	TX	—	99	1,879	—	1,978	(309)	12/31/2012	1979
DaVita Dialysis	Federal Way	WA	17,751	1,929	22,357	—	24,286	(4,354)	11/21/2012	2000
DC Sports Bar & Steakhouse	Eunice	LA	—	500	262	(61)	701	(7)	6/27/2013	1995
Deals R Us	Virginia Beach	VA	959	934	—	45	979	(1)	2/21/2014	1997
Del Monte	Lathrop	CA	—	—	41,318	—	41,318	(5,356)	11/5/2013	1993
Dell Perot Systems	Lincoln	NE	—	2,812	25,566	—	28,378	(2,245)	2/7/2014	2009
Denny's	Mesa	AZ	—	1,089	891	—	1,980	(130)	7/31/2013	1994
Denny's	Peoria	AZ	—	310	457	—	767	(67)	6/27/2013	1995
Denny's	Phoenix	AZ	—	825	1,237	—	2,062	(181)	7/31/2013	2005
Denny's	Scottsdale	AZ	—	736	491	—	1,227	(72)	7/31/2013	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Denny's	Tempe	AZ	—	378	245	—	623	(32)	6/27/2013	1980
Denny's	Tempe	AZ	—	1,567	844	—	2,411	(123)	7/31/2013	1995
Denny's	Idaho Falls	ID	—	196	432	—	628	(51)	6/27/2013	1995
Denny's	Merriam	KS	—	390	1,150	—	1,540	(162)	6/27/2013	1995
Denny's	Topeka	KS	—	630	446	—	1,076	(63)	6/27/2013	1995
Denny's	Bloomington	MN	—	1,184	—	—	1,184	—	7/31/2013	1995
Denny's	Branson	MO	—	620	2,209	—	2,829	(311)	6/27/2013	1995
Denny's	Kansas City	MO	—	750	686	—	1,436	(97)	6/27/2013	1995
Denny's	N. Kansas City	MO	—	630	937	—	1,567	(132)	6/27/2013	1995
Denny's	Sedalia	MO	—	500	783	—	1,283	(110)	6/27/2013	1995
Denny's	Black Mountain	NC	—	210	505	—	715	(71)	6/27/2013	1995
Denny's	Mooresville	NC	—	250	841	—	1,091	(118)	6/27/2013	1995
Denny's	Henrietta	NY	—	361	241	—	602	(35)	7/31/2013	1970
Denny's	Watertown	NY	—	330	1,107	—	1,437	(156)	6/27/2013	1995
Denny's	Fremont	OH	—	320	975	—	1,295	(137)	6/27/2013	1995
Denny's	Marion	OH	—	115	390	—	505	(57)	6/27/2013	1989
Denny's	Ontario	OR	—	240	1,067	—	1,307	(150)	6/27/2013	1995
Denny's	Columbia	SC	—	490	1,115	(260)	1,345	(29)	6/27/2013	1995
Denny's	Greenville	SC	—	570	554	—	1,124	(78)	6/27/2013	1995
Denny's	Pasadena	TX	—	500	1,316	—	1,816	(186)	6/27/2013	1995
Dick's Sporting Goods	Fort Gratiot	MI	—	722	7,743	—	8,465	(813)	2/7/2014	2010
Dick's Sporting Goods	Moore	OK	—	1,243	10,426	—	11,669	(1,076)	2/7/2014	2012
Dick's Sporting Goods	Charleston	SC	—	3,733	5,025	—	8,758	(546)	2/7/2014	2005
Dick's Sporting Goods	Jackson	TN	—	1,346	6,106	—	7,452	(636)	2/7/2014	2007
DJO, LLC	Vista	CA	—	3,732	16,868	—	20,600	(3,271)	8/15/2014	2006
Dollar General	Andalusia	AL	—	317	914	—	1,231	(36)	7/24/2014	2014
Dollar General	Birmingham	AL	—	156	882	—	1,038	(175)	6/6/2012	2012
Dollar General	Bremen	AL	—	59	1,017	—	1,076	(67)	9/29/2014	2014
Dollar General	Butler	AL	—	338	1,093	—	1,431	(111)	3/28/2014	2014
Dollar General	Childersburg	AL	—	328	986	—	1,314	(105)	2/7/2014	2013
Dollar General	Chunchula	AL	—	174	697	—	871	(145)	4/26/2012	2012
Dollar General	Cullman	AL	—	331	780	—	1,111	(79)	3/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Cullman	AL	—	221	861	—	1,082	(51)	9/26/2014	2014
Dollar General	Frisco City	AL	—	121	836	—	957	(89)	2/26/2014	2014
Dollar General	Gardendale	AL	—	142	805	—	947	(153)	8/9/2012	2012
Dollar General	Hartselle	AL	—	473	983	—	1,456	(105)	2/7/2014	2013
Dollar General	Headland	AL	—	387	1,091	—	1,478	(70)	8/13/2014	2014
Dollar General	Mobile	AL	—	207	1,039	—	1,246	(109)	2/7/2014	2013
Dollar General	Moulton	AL	—	517	1,207	—	1,724	(251)	4/26/2012	2012
Dollar General	Mt. Vernon	AL	—	260	1,402	—	1,662	(149)	2/7/2014	2013
Dollar General	Ohatchee	AL	—	97	942	—	1,039	(75)	4/17/2014	2014
Dollar General	Phenix City	AL	—	267	929	—	1,196	(97)	2/7/2014	2012
Dollar General	Phenix City	AL	—	386	1,104	—	1,490	(117)	2/7/2014	2013
Dollar General	Red Level	AL	300	120	680	—	800	(161)	10/31/2011	2010
Dollar General	Sylacauga	AL	—	120	968	—	1,088	(101)	2/7/2014	2013
Dollar General	Tarrant	AL	—	217	869	—	1,086	(197)	12/12/2011	2011
Dollar General	Troy	AL	—	67	963	—	1,030	(101)	2/7/2014	2013
Dollar General	Tuscaloosa	AL	300	133	756	—	889	(172)	12/30/2011	2011
Dollar General	Vance	AL	—	191	731	—	922	(74)	3/28/2014	2014
Dollar General	Ash Flat	AR	—	44	132	(2)	174	(26)	6/19/2012	1997
Dollar General	Batesville	AR	—	32	285	—	317	(39)	7/25/2013	1998
Dollar General	Batesville	AR	—	42	374	—	416	(52)	7/25/2013	1999
Dollar General	Beebe	AR	—	51	478	—	529	(64)	7/25/2013	1999
Dollar General	Bella Vista	AR	—	129	302	—	431	(70)	11/10/2011	2005
Dollar General	Bergman	AR	—	113	639	—	752	(124)	7/2/2012	2011
Dollar General	Blytheville	AR	—	30	285	—	315	(38)	7/25/2013	2000
Dollar General	Carlisle	AR	—	13	245	(2)	256	(56)	11/10/2011	2005
Dollar General	Des Arc	AR	—	56	508	—	564	(70)	7/25/2013	1999
Dollar General	Dumas	AR	—	46	412	—	458	(57)	7/25/2013	2000
Dollar General	Flippin	AR	—	53	64	(1)	116	(13)	6/19/2012	1994
Dollar General	Gassville	AR	—	54	325	—	379	(44)	7/25/2013	1999
Dollar General	Green Forest	AR	—	52	303	—	355	(69)	11/10/2011	2005
Dollar General	Higden	AR	—	52	469	—	521	(65)	7/25/2013	1995
Dollar General	Lake Village	AR	—	64	362	—	426	(50)	7/25/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Lepanto	AR	—	43	389	—	432	(54)	7/25/2013	1995
Dollar General	Little Rock	AR	—	73	412	—	485	(57)	7/25/2013	1995
Dollar General	Marvell	AR	—	40	364	—	404	(50)	7/25/2013	1995
Dollar General	Maynard	AR	—	73	654	—	727	(112)	12/4/2012	1995
Dollar General	Mcgehee	AR	—	25	228	—	253	(31)	7/25/2013	1998
Dollar General	Quitman	AR	—	45	426	—	471	(57)	7/25/2013	2001
Dollar General	Searcy	AR	—	29	263	—	292	(36)	7/25/2013	1998
Dollar General	Tuckerman	AR	—	49	280	—	329	(39)	7/25/2013	1999
Dollar General	White Hall	AR	—	43	388	—	431	(54)	7/25/2013	1999
Dollar General	Wooster	AR	—	74	664	—	738	(113)	12/4/2012	1995
Dollar General	Grand Ridge	FL	300	76	684	—	760	(155)	12/30/2011	2010
Dollar General	Lakeland	FL	—	413	1,810	—	2,223	(186)	2/7/2014	2012
Dollar General	Molino	FL	400	178	1,007	—	1,185	(238)	10/31/2011	2011
Dollar General	Palatka	FL	—	113	1,196	—	1,309	(109)	5/7/2014	2013
Dollar General	Panama City	FL	—	139	312	—	451	(55)	6/19/2012	1987
Dollar General	Guyton	GA	—	213	852	—	1,065	(122)	6/3/2013	2011
Dollar General	Lyerly	GA	—	251	992	—	1,243	(103)	2/7/2014	2012
Dollar General	Shiloh	GA	—	150	743	—	893	(69)	8/13/2014	2014
Dollar General	Thomaston	GA	—	308	972	—	1,280	(103)	2/7/2014	2013
Dollar General	Cedar Falls	IA	—	96	862	—	958	(115)	8/28/2013	2013
Dollar General	Center Point	IA	—	136	772	—	908	(132)	12/31/2012	2012
Dollar General	Chariton	IA	—	165	934	—	1,099	(177)	8/31/2012	2012
Dollar General	Eagle Grove	IA	—	100	902	—	1,002	(125)	7/9/2013	2013
Dollar General	Estherville	IA	—	226	903	—	1,129	(163)	10/25/2012	2012
Dollar General	Hampton	IA	—	188	751	—	939	(163)	2/1/2012	2012
Dollar General	Lake Mills	IA	—	81	728	—	809	(158)	2/1/2012	2012
Dollar General	Nashua	IA	—	136	768	—	904	(142)	9/6/2012	2012
Dollar General	Ottumwa	IA	—	143	812	—	955	(135)	1/31/2013	2012
Dollar General	Altamont	IL	531	211	844	—	1,055	(180)	3/9/2012	2012
Dollar General	Carthage	IL	—	48	908	—	956	(172)	8/31/2012	2012
Dollar General	Desoto	IL	—	138	784	—	922	(123)	3/26/2013	2013
Dollar General	Fairbury	IL	—	96	867	—	963	(124)	6/7/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Galatia	IL	—	87	1,008	—	1,095	(61)	7/29/2014	2014
Dollar General	Henry	IL	—	104	934	—	1,038	(138)	5/23/2013	2013
Dollar General	Jacksonville	IL	—	145	823	—	968	(156)	8/31/2012	2012
Dollar General	Jonesboro	IL	—	77	309	—	386	(72)	11/10/2011	2007
Dollar General	Lexington	IL	—	100	899	—	999	(166)	9/21/2012	2012
Dollar General	Mackinaw	IL	—	149	1,011	—	1,160	(108)	2/25/2014	2013
Dollar General	Mahomet	IL	—	292	877	—	1,169	(117)	8/22/2013	2013
Dollar General	Marion	IL	—	153	867	—	1,020	(160)	9/24/2012	1995
Dollar General	Minonk	IL	—	56	1,034	—	1,090	(64)	7/2/2014	2014
Dollar General	Mount Morris	IL	—	97	877	—	974	(150)	12/17/2012	2012
Dollar General	Park Forest	IL	—	390	1,036	—	1,426	(58)	8/1/2014	2013
Dollar General	Pittsburg	IL	—	97	915	—	1,012	(93)	3/31/2014	2014
Dollar General	Rockford	IL	—	464	597	—	1,061	(41)	6/18/2014	2014
Dollar General	Roodhouse	IL	—	207	829	—	1,036	(142)	12/31/2012	1995
Dollar General	Savanna	IL	—	273	1,093	—	1,366	(187)	12/31/2012	2012
Dollar General	South Pekin	IL	—	104	933	—	1,037	(124)	8/14/2013	2013
Dollar General	Bainbridge	IN	—	131	765	—	896	(44)	9/22/2014	2010
Dollar General	Medaryville	IN	—	96	914	—	1,010	(89)	7/31/2014	2014
Dollar General	Monroeville	IN	—	112	636	—	748	(144)	12/22/2011	2011
Dollar General	Porter	IN	—	243	995	—	1,238	(43)	5/29/2014	2014
Dollar General	Rensselaer	IN	—	111	957	—	1,068	(66)	7/30/2014	2014
Dollar General	Richland	IN	—	156	887	—	1,043	(44)	4/30/2014	2014
Dollar General	Schneider	IN	—	124	1,010	—	1,134	(57)	9/17/2014	2014
Dollar General	Auburn	KS	—	42	801	—	843	(152)	8/31/2012	2009
Dollar General	Cottonwood Falls	KS	—	89	802	—	891	(152)	8/31/2012	2009
Dollar General	Erie	KS	—	42	790	—	832	(150)	8/31/2012	2009
Dollar General	Garden City	KS	—	136	771	—	907	(146)	8/31/2012	2010
Dollar General	Harper	KS	—	91	818	—	909	(155)	8/31/2012	2009
Dollar General	Humboldt	KS	—	44	828	—	872	(157)	8/31/2012	2010
Dollar General	Kingman	KS	—	142	804	—	946	(152)	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	40	765	—	805	(145)	8/31/2012	2010
Dollar General	Minneapolis	KS	—	43	816	—	859	(155)	8/31/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Pomona	KS	—	42	796	—	838	(151)	8/31/2012	2010
Dollar General	Sedan	KS	—	42	792	—	834	(150)	8/31/2012	2009
Dollar General	Syracuse	KS	—	43	817	—	860	(155)	8/31/2012	2010
Dollar General	Berea	KY	—	138	781	—	919	(115)	5/30/2013	2012
Dollar General	Coldiron	KY	—	187	747	—	934	(110)	5/30/2013	2013
Dollar General	East Bernstadt	KY	—	141	799	—	940	(118)	5/30/2013	2012
Dollar General	Eubank	KY	—	137	775	—	912	(114)	5/30/2013	2013
Dollar General	Monticello	KY	—	251	867	—	1,118	(83)	4/25/2014	2012
Dollar General	Nancy	KY	—	81	733	—	814	(153)	4/26/2012	2011
Dollar General	Whitesburg	KY	—	211	845	—	1,056	(125)	5/30/2013	2012
Dollar General	Bastrop	LA	—	148	838	—	986	(116)	7/1/2013	2013
Dollar General	Choudrant	LA	300	83	745	—	828	(162)	2/6/2012	2011
Dollar General	Converse	LA	—	84	756	—	840	(140)	9/26/2012	2012
Dollar General	Doyline	LA	—	88	793	—	881	(139)	11/27/2012	2012
Dollar General	Gardner	LA	457	138	784	—	922	(167)	3/8/2012	2012
Dollar General	Grambling	LA	—	597	719	—	1,316	(80)	2/7/2014	2012
Dollar General	Jonesville	LA	—	103	929	—	1,032	(172)	9/27/2012	2012
Dollar General	Keithville	LA	—	83	750	—	833	(146)	7/26/2012	2012
Dollar General	Lake Charles	LA	—	102	919	—	1,021	(200)	2/29/2012	2012
Dollar General	Lake Charles	LA	—	406	770	—	1,176	(82)	2/7/2014	2012
Dollar General	Mangham	LA	300	40	759	—	799	(165)	2/6/2012	2011
Dollar General	Mount Hermon	LA	400	94	842	—	936	(183)	2/6/2012	2009
Dollar General	New Iberia	LA	—	315	736	—	1,051	(153)	4/26/2012	2011
Dollar General	Patterson	LA	—	259	1,035	—	1,294	(216)	4/26/2012	2011
Dollar General	Monroe	LA	400	97	869	—	966	(189)	2/6/2012	2011
Dollar General	Sarepta	LA	—	131	743	—	874	(141)	8/9/2012	2011
Dollar General	St. Martinville	LA	—	175	1,028	—	1,203	(109)	2/7/2014	2012
Dollar General	Thibodaux	LA	—	234	1,146	—	1,380	(122)	2/7/2014	2012
Dollar General	West Monroe	LA	—	153	869	—	1,022	(185)	3/9/2012	1995
Dollar General	Zachary	LA	—	248	743	—	991	(155)	4/26/2012	2011
Dollar General	Adams	MA	—	254	1,016	—	1,270	(126)	10/10/2013	2012
Dollar General	Bangor	MI	—	173	691	—	864	(134)	7/10/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Bronson	MI	—	97	436	—	533	(67)	8/6/2014	1965
Dollar General	Cadillac	MI	467	187	747	—	934	(159)	3/16/2012	2012
Dollar General	Camden	MI	—	138	781	—	919	(126)	2/27/2013	2013
Dollar General	Carleton	MI	445	222	666	—	888	(142)	3/16/2012	2011
Dollar General	Covert	MI	—	37	704	—	741	(133)	8/30/2012	2012
Dollar General	Durand	MI	455	181	726	—	907	(148)	5/18/2012	2012
Dollar General	East Jordan	MI	—	125	709	—	834	(138)	7/10/2012	2012
Dollar General	Flint	MI	416	83	743	—	826	(151)	5/18/2012	2012
Dollar General	Flint	MI	—	91	820	—	911	(148)	10/31/2012	2012
Dollar General	Gaylord	MI	—	172	687	—	859	(133)	7/10/2012	2012
Dollar General	Iron River	MI	—	86	777	—	863	(147)	8/30/2012	2012
Dollar General	Manchester	MI	—	213	853	—	1,066	(138)	2/27/2013	2013
Dollar General	Manistique	MI	—	155	876	—	1,031	(141)	2/27/2013	2012
Dollar General	Melvindale	MI	—	242	967	—	1,209	(192)	6/26/2012	2012
Dollar General	Mount Morris	MI	—	110	988	—	1,098	(160)	2/27/2013	2012
Dollar General	Negaunee	MI	—	87	779	—	866	(148)	8/30/2012	2012
Dollar General	Rapid City	MI	—	179	716	—	895	(116)	2/27/2013	2012
Dollar General	Romulus	MI	—	199	794	—	993	(128)	2/27/2013	2011
Dollar General	Roscommon	MI	—	87	781	—	868	(148)	8/30/2012	2012
Dollar General	Wakefield	MI	—	88	794	—	882	(136)	12/19/2012	2012
Dollar General	Albert Lea	MN	—	223	551	(46)	728	(40)	5/30/2014	1960
Dollar General	Annandale	MN	—	212	848	—	1,060	(113)	8/2/2013	2013
Dollar General	Barnesville	MN	—	86	841	—	927	(89)	2/26/2014	2014
Dollar General	Cohasset	MN	—	87	964	—	1,051	(88)	5/2/2014	2013
Dollar General	Ely	MN	—	174	944	—	1,118	(47)	4/30/2014	2014
Dollar General	Hawley	MN	—	89	803	—	892	(100)	10/16/2013	2013
Dollar General	Melrose	MN	—	96	863	—	959	(147)	12/17/2012	2012
Dollar General	Milaca	MN	—	102	916	—	1,018	(118)	9/24/2013	2013
Dollar General	Montgomery	MN	—	87	783	—	870	(134)	12/17/2012	2012
Dollar General	Olivia	MN	—	98	884	—	982	(147)	1/31/2013	2012
Dollar General	Pequot Lakes	MN	—	155	880	—	1,035	(117)	8/22/2013	2013
Dollar General	Richmond	MN	—	96	836	—	932	(88)	2/20/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Roseau	MN	—	143	808	—	951	(100)	10/30/2013	2013
Dollar General	Rush City	MN	—	126	716	—	842	(139)	7/25/2012	2012
Dollar General	Springfield	MN	—	88	795	—	883	(136)	12/26/2012	2012
Dollar General	Staples	MN	—	150	848	—	998	(109)	9/4/2013	2013
Dollar General	Virginia	MN	—	147	831	—	978	(138)	1/14/2013	2012
Dollar General	Appleton City	MO	—	22	124	—	146	(29)	11/10/2011	2004
Dollar General	Ash Grove	MO	—	35	315	—	350	(73)	11/10/2011	2006
Dollar General	Ashland	MO	—	70	398	(5)	463	(92)	11/10/2011	2006
Dollar General	Aurora	MO	—	98	881	—	979	(142)	2/28/2013	2013
Dollar General	Auxvasse	MO	300	72	650	—	722	(151)	11/22/2011	2011
Dollar General	Belton	MO	—	105	948	—	1,053	(180)	8/3/2012	2012
Dollar General	Berkeley	MO	—	132	748	—	880	(135)	10/9/2012	2012
Dollar General	Bernie	MO	—	35	314	—	349	(73)	11/10/2011	2007
Dollar General	Billings	MO	—	139	790	—	929	(98)	10/17/2013	2013
Dollar General	Bloomfield	MO	—	23	215	—	238	(49)	11/10/2011	2005
Dollar General	Cardwell	MO	—	89	805	—	894	(153)	8/24/2012	2012
Dollar General	Carterville	MO	—	10	192	—	202	(44)	11/10/2011	2004
Dollar General	Caruthersville	MO	—	98	878	—	976	(162)	9/27/2012	2012
Dollar General	Caulfield	MO	—	139	789	—	928	(135)	12/31/2012	2012
Dollar General	Clarkton	MO	—	19	354	—	373	(82)	11/10/2011	2007
Dollar General	Clever	MO	—	136	542	—	678	(108)	6/19/2012	2010
Dollar General	Conway	MO	300	37	694	—	731	(161)	11/22/2011	2011
Dollar General	De Soto	MO	—	101	912	—	1,013	(147)	2/14/2013	2013
Dollar General	Diamond	MO	—	44	175	—	219	(41)	11/10/2011	2005
Dollar General	Doolittle	MO	—	137	778	—	915	(104)	8/2/2013	2013
Dollar General	Eagle Rock	MO	—	133	786	—	919	(83)	2/26/2014	2014
Dollar General	Edina	MO	—	127	722	—	849	(133)	9/13/2012	2012
Dollar General	Eldon	MO	—	52	986	—	1,038	(159)	2/14/2013	2013
Dollar General	Ellsinore	MO	—	30	579	—	609	(134)	11/10/2011	2010
Dollar General	Gower	MO	—	118	668	—	786	(127)	8/31/2012	2012
Dollar General	Hallsville	MO	—	29	263	(6)	286	(60)	11/10/2011	2004
Dollar General	Hawk Point	MO	—	177	709	—	886	(134)	8/24/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Humansville	MO	—	69	277	—	346	(55)	6/19/2012	2007
Dollar General	Jennings	MO	—	445	826	—	1,271	(160)	7/13/2012	2012
Dollar General	Joplin	MO	—	144	816	—	960	(97)	11/12/2013	2013
Dollar General	Kansas City	MO	—	313	731	—	1,044	(135)	9/21/2012	2012
Dollar General	King City	MO	300	33	625	—	658	(145)	11/22/2011	2010
Dollar General	Laurie	MO	—	102	918	—	1,020	(110)	11/15/2013	2013
Dollar General	Lawson	MO	—	29	162	(3)	188	(37)	11/10/2011	2003
Dollar General	Lebanon	MO	—	177	708	—	885	(131)	9/24/2012	2012
Dollar General	Lebanon	MO	—	278	835	—	1,113	(154)	9/21/2012	2012
Dollar General	Lexington	MO	—	149	846	—	995	(109)	9/13/2013	2013
Dollar General	Licking	MO	300	76	688	—	764	(159)	11/22/2011	2010
Dollar General	Lilbourn	MO	—	62	554	—	616	(128)	11/10/2011	2010
Dollar General	Lonedell	MO	—	208	833	—	1,041	(127)	4/26/2013	2013
Dollar General	Malden	MO	—	108	974	—	1,082	(130)	8/2/2013	2013
Dollar General	Marble Hill	MO	—	104	935	—	1,039	(173)	9/11/2012	2012
Dollar General	Marionville	MO	—	89	797	—	886	(144)	10/31/2012	2012
Dollar General	Marthasville	MO	300	41	782	—	823	(170)	2/1/2012	2011
Dollar General	Maysville	MO	300	107	607	—	714	(143)	10/31/2011	2010
Dollar General	Morehouse	MO	—	87	783	—	870	(145)	9/7/2012	2012
Dollar General	New Haven	MO	—	176	702	—	878	(146)	4/27/2012	2012
Dollar General	Oak Grove	MO	—	27	106	(3)	130	(21)	6/19/2012	1999
Dollar General	Oran	MO	419	83	747	—	830	(159)	3/30/2012	2012
Dollar General	Osceola	MO	—	93	835	—	928	(135)	2/19/2013	2012
Dollar General	Ozark	MO	474	190	758	—	948	(158)	4/27/2012	2012
Dollar General	Ozark	MO	—	149	842	—	991	(156)	9/24/2012	2012
Dollar General	Pacific	MO	—	151	853	—	1,004	(170)	6/6/2012	2012
Dollar General	Palmyra	MO	—	40	225	(3)	262	(45)	6/19/2012	2003
Dollar General	Plattsburg	MO	—	44	843	—	887	(160)	8/9/2012	2012
Dollar General	Qulin	MO	—	30	573	(9)	594	(132)	11/10/2011	2009
Dollar General	Robertsville	MO	—	131	744	—	875	(141)	8/24/2012	2011
Dollar General	Rocky Mount	MO	—	88	789	—	877	(150)	8/31/2012	2012
Dollar General	Rolla	MO	—	209	835	—	1,044	(111)	8/21/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Savannah	MO	—	270	811	—	1,081	(108)	8/23/2013	2013
Dollar General	Sedadia	MO	—	273	637	—	910	(118)	9/7/2012	2012
Dollar General	Senath	MO	—	61	552	—	613	(110)	6/19/2012	2010
Dollar General	Seneca	MO	—	47	189	—	236	(38)	6/19/2012	1962
Dollar General	Shelbina	MO	—	101	911	—	1,012	(134)	5/22/2013	2013
Dollar General	Sikeston	MO	555	56	1,056	—	1,112	(230)	2/24/2012	2011
Dollar General	Sikeston	MO	—	144	819	—	963	(155)	8/24/2012	2012
Dollar General	Springfield	MO	—	378	702	—	1,080	(140)	6/14/2012	2012
Dollar General	St. Clair	MO	400	220	879	—	1,099	(199)	12/30/2011	1995
Dollar General	St. James	MO	—	81	244	—	325	(48)	6/19/2012	1999
Dollar General	St. Louis	MO	—	372	692	—	1,064	(131)	8/31/2012	2012
Dollar General	St. Louis	MO	—	260	606	—	866	(112)	9/26/2012	2012
Dollar General	Stanberry	MO	300	111	629	—	740	(146)	11/22/2011	2010
Dollar General	Steele	MO	—	31	598	—	629	(139)	11/10/2011	2009
Dollar General	Strafford	MO	—	51	471	—	522	(107)	11/10/2011	2009
Dollar General	Vienna	MO	394	78	704	—	782	(153)	2/24/2012	2011
Dollar General	West Plains	MO	—	90	769	—	859	(81)	2/20/2014	2014
Dollar General	Willow Springs	MO	—	24	213	(4)	233	(42)	6/19/2012	2002
Dollar General	Windsor	MO	—	86	829	—	915	(88)	2/20/2014	2014
Dollar General	Winona	MO	—	52	155	—	207	(31)	6/19/2012	2001
Dollar General	Edwards	MS	300	75	671	—	746	(152)	12/30/2011	2011
Dollar General	Greenville	MS	300	82	739	—	821	(168)	12/30/2011	2011
Dollar General	Hickory	MS	—	77	692	—	769	(134)	7/2/2012	2011
Dollar General	Jackson	MS	—	198	793	—	991	(147)	9/27/2012	2011
Dollar General	Meridian	MS	—	178	713	—	891	(132)	9/13/2012	2011
Dollar General	Meridian	MS	—	40	754	—	794	(139)	9/13/2012	2011
Dollar General	Moorhead	MS	356	107	606	—	713	(123)	5/1/2012	2011
Dollar General	Natchez	MS	—	166	664	—	830	(132)	6/12/2012	2012
Dollar General	Soso	MS	385	116	658	—	774	(137)	4/12/2012	2011
Dollar General	Stonewall	MS	—	116	655	—	771	(127)	7/2/2012	2011
Dollar General	Stringer	MS	—	116	655	—	771	(127)	7/2/2012	2011
Dollar General	Walnut Grove	MS	300	71	641	—	712	(146)	12/30/2011	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Edenton	NC	—	240	1,025	—	1,265	(109)	2/28/2014	2013
Dollar General	Fayetteville	NC	300	216	647	—	863	(141)	2/6/2012	2011
Dollar General	Hendersonville	NC	—	360	1,034	—	1,394	(108)	2/7/2014	2013
Dollar General	Hickory	NC	—	89	804	—	893	(152)	8/13/2012	2012
Dollar General	Morganton	NC	—	472	1,108	—	1,580	(118)	2/7/2014	2013
Dollar General	Ocean Isle Beach	NC	400	341	633	—	974	(138)	2/6/2012	2011
Dollar General	Tryon	NC	—	139	789	—	928	(150)	8/13/2012	2012
Dollar General	Vass	NC	300	226	528	—	754	(115)	2/6/2012	2011
Dollar General	Farmington	NM	—	269	807	—	1,076	(149)	9/6/2012	2012
Dollar General	Farmington	NM	—	224	898	—	1,122	(124)	7/11/2013	2013
Dollar General	Modena	NY	—	249	996	—	1,245	(124)	10/10/2013	2012
Dollar General	Fairfield	OH	—	131	1,272	—	1,403	(127)	2/7/2014	2013
Dollar General	Forest	OH	300	76	681	—	757	(161)	10/31/2011	2010
Dollar General	Gratis	OH	—	161	1,042	—	1,203	(111)	2/18/2014	2013
Dollar General	Greenfield	OH	400	110	986	—	1,096	(215)	2/23/2012	2011
Dollar General	Hicksville	OH	—	156	1,490	—	1,646	(150)	2/7/2014	2012
Dollar General	Loudonville	OH	—	236	945	—	1,181	(188)	6/6/2012	2012
Dollar General	Lowell	OH	—	157	1,114	—	1,271	(112)	2/7/2014	2012
Dollar General	Lucasville	OH	—	223	893	—	1,116	(182)	5/16/2012	2012
Dollar General	New Charlisle	OH	—	215	860	—	1,075	(167)	7/10/2012	2012
Dollar General	New Matamoras	OH	300	123	696	—	819	(165)	10/31/2011	2010
Dollar General	Payne	OH	300	81	729	—	810	(172)	10/31/2011	2010
Dollar General	Pemberville	OH	—	146	1,059	—	1,205	(109)	2/7/2014	2012
Dollar General	Pleasant City	OH	300	131	740	—	871	(175)	10/31/2011	2010
Dollar General	Sandusky	OH	—	210	1,700	—	1,910	(171)	2/7/2014	2012
Dollar General	Toledo	OH	—	252	1,149	—	1,401	(116)	2/7/2014	2012
Dollar General	Wheelersburg	OH	—	395	1,132	—	1,527	(120)	2/25/2014	1925
Dollar General	Broken Bow	OK	—	331	1,325	—	1,656	(107)	5/19/2014	2012
Dollar General	Calera	OK	—	136	770	—	906	(146)	8/31/2012	2010
Dollar General	Commerce	OK	—	38	341	(6)	373	(78)	11/10/2011	2006
Dollar General	Hartshorne	OK	—	100	898	—	998	(170)	8/31/2012	2010
Dollar General	Lexington	OK	—	85	761	—	846	(144)	8/31/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Maud	OK	—	76	688	—	764	(130)	8/31/2012	2010
Dollar General	Maysville	OK	—	41	785	—	826	(149)	8/31/2012	2010
Dollar General	Ponca City	OK	—	145	1,161	—	1,306	(116)	2/7/2014	2012
Dollar General	Rush Spring	OK	—	87	779	—	866	(148)	8/31/2012	2010
Dollar General	Sand Springs	OK	—	143	811	—	954	(104)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	43	819	—	862	(105)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	198	791	—	989	(102)	9/3/2013	2012
Dollar General	Tahlequah	OK	—	123	1,101	—	1,224	(110)	2/7/2014	2012
Dollar General	Wagoner	OK	—	31	1,076	—	1,107	(108)	2/7/2014	2012
Dollar General	Pleasantville	PA	—	163	941	—	1,104	(95)	3/24/2014	2013
Dollar General	Sykesville	PA	—	68	1,075	—	1,143	(108)	3/24/2014	2013
Dollar General	Wattsburg	PA	—	96	1,031	—	1,127	(104)	3/24/2014	2014
Dollar General	Holly Hill	SC	1,983	259	2,333	—	2,592	(366)	3/6/2013	2013
Dollar General	West Union	SC	—	46	868	—	914	(120)	7/3/2013	2011
Dollar General	Doyle	TN	—	75	679	—	754	(129)	8/22/2012	2012
Dollar General	Manchester	TN	—	114	646	—	760	(125)	7/26/2012	2012
Dollar General	Mcminnville	TN	—	120	679	—	799	(132)	7/12/2012	2012
Dollar General	Pleasant Hill	TN	300	39	747	—	786	(170)	12/30/2011	2011
Dollar General	Littleriver Acdmy	TX	—	122	693	—	815	(144)	4/27/2012	2012
Dollar General	Adkins	TX	—	157	889	—	1,046	(152)	12/31/2012	2012
Dollar General	Amarillo	TX	—	97	877	—	974	(117)	8/13/2013	2013
Dollar General	Amarillo	TX	—	153	866	—	1,019	(115)	8/2/2013	2013
Dollar General	Amarillo	TX	—	198	794	—	992	(110)	7/11/2013	2013
Dollar General	Avinger	TX	—	44	830	—	874	(111)	8/8/2013	2013
Dollar General	Beeville	TX	—	90	810	—	900	(142)	11/19/2012	2012
Dollar General	Belton	TX	—	89	804	—	893	(130)	2/28/2013	2013
Dollar General	Blessing	TX	—	83	745	—	828	(127)	12/18/2012	2012
Dollar General	Boling	TX	—	92	831	—	923	(111)	8/13/2013	2013
Dollar General	Brookeland	TX	—	93	840	—	933	(112)	8/15/2013	2013
Dollar General	Bryan	TX	—	148	840	—	988	(155)	9/14/2012	2012
Dollar General	Bryan	TX	—	193	772	—	965	(143)	9/14/2012	2012
Dollar General	Bryan	TX	—	185	740	—	925	(140)	8/31/2012	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Buchanan Dam	TX	562	145	820	—	965	(152)	9/28/2012	2012
Dollar General	Canyon Lake	TX	—	149	843	—	992	(152)	10/12/2012	2012
Dollar General	Cedar Creek	TX	—	291	680	—	971	(119)	11/16/2012	2012
Dollar General	Como	TX	386	76	683	—	759	(142)	4/20/2012	2012
Dollar General	Corpus Christi	TX	—	270	809	—	1,079	(138)	12/26/2012	2012
Dollar General	Diana	TX	—	186	743	—	929	(99)	8/27/2013	2013
Dollar General	San Leon	TX	—	87	786	—	873	(145)	9/25/2012	2012
Dollar General	Donna	TX	—	136	768	—	904	(142)	9/11/2012	2012
Dollar General	Donna	TX	—	200	799	—	999	(144)	10/12/2012	2012
Dollar General	Donna	TX	—	145	820	—	965	(136)	1/31/2013	2012
Dollar General	Edinburg	TX	—	136	769	—	905	(142)	9/7/2012	2012
Dollar General	Edinburg	TX	—	102	914	—	1,016	(126)	7/16/2013	2013
Dollar General	Elmendorf	TX	—	94	847	—	941	(153)	10/23/2012	2012
Dollar General	Ganado	TX	—	95	857	—	952	(114)	8/13/2013	2013
Dollar General	Gladewater	TX	—	184	736	—	920	(140)	8/31/2012	2009
Dollar General	Gordonville	TX	384	38	717	—	755	(149)	4/20/2012	2012
Dollar General	Kyle	TX	—	132	747	—	879	(138)	9/26/2012	2012
Dollar General	Kyle	TX	—	101	910	—	1,011	(104)	12/6/2013	2013
Dollar General	La Marque	TX	—	102	917	—	1,019	(174)	8/31/2012	2010
Dollar General	Lacy Lakeview	TX	—	146	826	—	972	(145)	11/16/2012	2012
Dollar General	Laredo	TX	—	253	758	—	1,011	(147)	7/31/2012	2012
Dollar General	Lubbock	TX	—	267	801	—	1,068	(152)	8/31/2012	2010
Dollar General	Lubbock	TX	—	199	796	—	995	(106)	8/28/2013	2013
Dollar General	Lubbock	TX	—	148	841	—	989	(124)	5/16/2013	2013
Dollar General	Lubbock	TX	—	41	825	—	866	(87)	2/20/2014	2014
Dollar General	Lyford	TX	300	80	724	—	804	(164)	12/30/2011	2010
Dollar General	Lytle	TX	—	243	971	—	1,214	(120)	10/30/2013	2013
Dollar General	Mercedes	TX	—	215	859	—	1,074	(115)	8/2/2013	2013
Dollar General	Mission	TX	—	158	894	—	1,052	(140)	3/27/2013	2013
Dollar General	Moody	TX	—	41	781	—	822	(111)	6/11/2013	2013
Dollar General	Belton	TX	—	145	821	—	966	(152)	9/13/2012	2012
Dollar General	Mount Pleasant	TX	—	214	858	—	1,072	(163)	8/31/2012	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	New Braunfels	TX	—	205	818	—	1,023	(155)	8/31/2012	2012
Dollar General	New Braunfels	TX	—	95	855	—	950	(138)	2/14/2013	2013
Dollar General	New Braunfels	TX	—	156	883	—	1,039	(110)	10/30/2013	2013
Dollar General	Orange	TX	—	277	1,150	—	1,427	(111)	2/7/2014	2012
Dollar General	Poteet	TX	400	96	864	—	960	(204)	10/31/2011	2010
Dollar General	Presidio	TX	—	72	1,370	—	1,442	(215)	3/28/2013	2013
Dollar General	Progreso	TX	400	169	957	—	1,126	(226)	10/31/2011	2010
Dollar General	Rio Grande City	TX	300	137	779	—	916	(184)	10/31/2011	2010
Dollar General	Rio Grande City	TX	—	163	652	—	815	(142)	2/1/2012	2011
Dollar General	Roma	TX	500	253	1,010	—	1,263	(239)	10/31/2011	2010
Dollar General	San Antonio	TX	—	252	756	—	1,008	(136)	10/22/2012	2012
Dollar General	San Antonio	TX	—	222	888	—	1,110	(160)	10/22/2012	2012
Dollar General	San Antonio	TX	—	163	926	—	1,089	(150)	2/14/2013	2013
Dollar General	San Antonio	TX	—	271	812	—	1,083	(120)	5/23/2013	2013
Dollar General	San Antonio	TX	—	239	956	—	1,195	(150)	3/11/2013	2013
Dollar General	San Antonio	TX	—	220	880	—	1,100	(122)	7/9/2013	2013
Dollar General	San Antonio	TX	—	333	776	—	1,109	(104)	8/13/2013	2013
Dollar General	San Benito	TX	—	202	807	—	1,009	(108)	8/23/2013	2013
Dollar General	San Juan	TX	—	169	956	—	1,125	(114)	11/15/2013	2013
Dollar General	Silsbee	TX	—	43	810	—	853	(157)	7/6/2012	2012
Dollar General	Skidmore	TX	—	90	811	—	901	(131)	2/14/2013	2013
Dollar General	Sullivan City	TX	—	165	876	—	1,041	(92)	2/26/2014	2014
Dollar General	Texarkana	TX	—	136	772	—	908	(96)	10/25/2013	2013
Dollar General	Troy	TX	—	93	841	—	934	(155)	9/12/2012	2012
Dollar General	Tyler	TX	—	219	875	—	1,094	(166)	8/31/2012	2010
Dollar General	Tyler	TX	—	602	956	—	1,558	(102)	2/7/2014	2013
Dollar General	Victoria	TX	—	91	817	—	908	(136)	1/31/2013	2013
Dollar General	Vidor	TX	—	—	1,182	—	1,182	(114)	2/7/2014	2012
Dollar General	Waco	TX	—	192	767	—	959	(145)	8/31/2012	2012
Dollar General	Weslaco	TX	—	215	862	—	1,077	(159)	9/24/2012	2012
Dollar General	Weslaco	TX	—	205	822	—	1,027	(102)	10/16/2013	2013
Dollar General	Burkeville	VA	—	160	906	—	1,066	(184)	5/8/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Dollar General	Richmond	VA	400	242	726	—	968	(158)	2/6/2012	2011
Dollar General	Danville	VA	300	155	621	—	776	(135)	2/6/2012	2011
Dollar General	Hopewell	VA	500	584	713	—	1,297	(155)	2/6/2012	2011
Dollar General	Hot Springs	VA	400	283	661	—	944	(144)	2/6/2012	2011
Dollar General	Mellen	WI	300	79	711	—	790	(161)	12/30/2011	2011
Dollar General	Minong	WI	300	38	727	—	765	(165)	12/30/2011	2011
Dollar General	Solon Springs	WI	300	76	685	—	761	(155)	12/30/2011	2011
Dollar General	Chelyan	WV	—	273	1,092	—	1,365	(141)	9/27/2013	2013
Dollar General	Cowen	WV	—	196	783	—	979	(130)	1/16/2013	2012
Dollar General	Elkview	WV	—	274	823	—	1,097	(110)	8/2/2013	2013
Dollar General	Mcmechen	WV	—	91	819	—	910	(136)	1/9/2013	2012
Dollar General	Millwood	WV	—	98	881	—	979	(122)	7/2/2013	2013
Dollar General	Oceana	WV	—	317	1,023	—	1,340	(56)	11/20/2014	2014
Dollar General	Powhatan Point	WV	—	138	784	—	922	(108)	7/2/2013	2014
Dollar Tree	Chiefland	FL	—	322	1,123	—	1,445	(113)	3/31/2014	2013
Dunkin Donuts/Baskin-Robbins	Dearborn Heights	MI	—	230	846	—	1,076	(115)	6/27/2013	1995
Earhart Corporate Center	Ann Arbor	MI	28,258	3,520	39,639	108	43,267	(4,017)	11/5/2013	2006
Eegee's	Tucson	AZ	—	357	436	—	793	(57)	7/31/2013	1990
Einstein Bros. Bagels	Dearborn	MI	—	190	724	—	914	(99)	6/27/2013	1995
El Chico	Killeen	TX	—	534	992	(803)	723	(15)	7/31/2013	1993
El Tapatio Mexican Restaurant	Page	AZ	—	170	133	—	303	(19)	6/27/2013	1988
Elite Production Services	Cuero	TX	—	127	982	—	1,109	(68)	6/25/2014	2014
EMC Corporation	Bedford	MA	51,400	16,594	75,137	112	91,843	(6,536)	2/7/2014	2001
Emdeon Business Services	Nashville	TN	4,700	688	10,417	—	11,105	(818)	2/7/2014	2010
Encana Oil & Gas	Plano	TX	66,000	2,493	95,231	—	97,724	(7,415)	2/7/2014	2012
Energy Maintenance Services US	Pasadena	TX	—	393	2,878	—	3,271	(198)	6/12/2014	2011
Entegra Fastner Corporation	Wood Dale	IL	4,665	1,508	6,937	—	8,445	(325)	2/21/2014	1988
Evans Exchange	Evans	GA	6,696	3,452	9,821	18	13,291	(970)	2/7/2014	2009
Exelis	Herndon	VA	—	1,384	53,584	—	54,968	(5,530)	11/5/2013	1999
Experian	Schaumburg	IL	—	5,935	26,003	—	31,938	(2,282)	2/7/2014	1986
Express Energy Services	Pleasanton	TX	—	413	5,541	—	5,954	(382)	6/12/2014	2012
Express Scripts	St. Louis	MO	22,620	5,706	32,333	—	38,039	(7,562)	1/25/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Exterran Energy Solutions	Fort Worth	TX	—	1,360	5,704	—	7,064	(359)	9/5/2014	2011
Family Dollar	Bessemer	AL	—	295	1,301	—	1,596	(99)	6/16/2014	2014
Family Dollar	Camden	AL	—	137	851	—	988	(72)	5/29/2014	2014
Family Dollar	Grove Hill	AL	—	144	741	—	885	(45)	7/24/2014	2013
Family Dollar	Hayneville	AL	—	172	722	—	894	(67)	5/7/2014	2013
Family Dollar	Hoover	AL	—	368	1,153	—	1,521	(68)	8/29/2014	2014
Family Dollar	Huntsville	AL	—	476	1,092	—	1,568	(62)	8/29/2014	2014
Family Dollar	Huntsville	AL	—	628	924	—	1,552	(37)	1/12/2015	2014
Family Dollar	Jemison	AL	757	143	997	—	1,140	(105)	2/7/2014	2011
Family Dollar	Marion	AL	—	247	780	—	1,027	(48)	7/30/2014	2014
Family Dollar	Millbrook	AL	—	316	1,052	—	1,368	(62)	8/28/2014	2013
Family Dollar	Montgomery	AL	—	218	847	—	1,065	(51)	8/28/2014	2013
Family Dollar	Montgomery	AL	959	533	936	—	1,469	(101)	2/7/2014	2010
Family Dollar	Wilmer	AL	—	221	791	—	1,012	(67)	5/29/2014	2014
Family Dollar	El Dorado	AR	—	151	806	—	957	(56)	8/28/2014	1988
Family Dollar	El Dorado	AR	663	49	1,003	—	1,052	(99)	2/7/2014	2002
Family Dollar	Hot Springs	AR	—	247	845	—	1,092	(87)	2/7/2014	2011
Family Dollar	Jacksonville	AR	571	155	758	—	913	(75)	2/7/2014	2002
Family Dollar	Little Rock	AR	467	125	629	—	754	(62)	2/7/2014	2002
Family Dollar	Ash Fork	AZ	—	123	1,015	—	1,138	(60)	8/28/2014	2013
Family Dollar	Avondale	AZ	974	603	882	—	1,485	(95)	2/7/2014	2002
Family Dollar	Casa Grande	AZ	—	454	313	—	767	(38)	2/7/2014	2003
Family Dollar	Coolidge	AZ	603	126	785	—	911	(82)	2/7/2014	2000
Family Dollar	Duncan	AZ	—	98	895	—	993	(53)	8/28/2014	2013
Family Dollar	Fort Mohave	AZ	—	302	571	—	873	(63)	2/7/2014	2001
Family Dollar	Golden Valley	AZ	—	110	772	—	882	(54)	8/28/2014	2001
Family Dollar	Guadalupe	AZ	—	400	584	—	984	(65)	2/7/2014	2004
Family Dollar	Mohave Valley	AZ	—	302	281	—	583	(34)	2/7/2014	2003
Family Dollar	Phoenix	AZ	—	303	712	—	1,015	(49)	8/28/2014	2004
Family Dollar	Phoenix	AZ	—	416	1,229	—	1,645	(71)	8/28/2014	2013
Family Dollar	Phoenix	AZ	—	1,109	767	—	1,876	(88)	2/7/2014	2003
Family Dollar	Phoenix	AZ	1,040	504	1,079	—	1,583	(115)	2/7/2014	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Dacano	CO	757	155	959	—	1,114	(103)	2/7/2014	2003
Family Dollar	Fort Lupton	CO	916	154	1,180	—	1,334	(125)	2/7/2014	1961
Family Dollar	Rangeley	CO	323	66	593	—	659	(121)	5/4/2012	2010
Family Dollar	New Britain	CT	—	484	1,280	26	1,790	(67)	10/14/2014	2013
Family Dollar	Wilmington	DE	—	540	1,218	—	1,758	(38)	4/21/2015	2015
Family Dollar	Altha	FL	—	126	727	—	853	(79)	2/7/2014	2011
Family Dollar	Anthony	FL	—	242	1,037	—	1,279	(60)	10/30/2014	2014
Family Dollar	Apopka	FL	1,127	518	1,402	—	1,920	(137)	2/7/2014	2011
Family Dollar	Auburndale	FL	—	314	951	—	1,265	(56)	8/28/2014	2013
Family Dollar	Belleview	FL	—	332	829	—	1,161	(84)	2/7/2014	2013
Family Dollar	Beverly Hills	FL	—	409	965	—	1,374	(58)	8/28/2014	2013
Family Dollar	Bonita Springs	FL	—	672	918	—	1,590	(100)	2/7/2014	2013
Family Dollar	Bristol	FL	631	202	727	—	929	(80)	2/7/2014	2011
Family Dollar	Bunnell	FL	—	188	936	—	1,124	(56)	8/28/2014	2013
Family Dollar	Cape Coral	FL	—	675	1,190	—	1,865	(121)	3/5/2014	2013
Family Dollar	Citra	FL	—	47	1,038	—	1,085	(61)	8/28/2014	2013
Family Dollar	Clearwater	FL	—	425	1,006	—	1,431	(58)	8/22/2014	2014
Family Dollar	Deland	FL	1,057	492	1,293	—	1,785	(128)	2/7/2014	2011
Family Dollar	Deltona	FL	686	171	1,074	—	1,245	(101)	2/7/2014	2004
Family Dollar	Deltona	FL	1,042	206	1,578	—	1,784	(153)	2/7/2014	2011
Family Dollar	Fort Meade	FL	417	211	606	—	817	(55)	2/7/2014	2000
Family Dollar	Fort Myers	FL	973	189	1,344	—	1,533	(136)	2/7/2014	2002
Family Dollar	Fountain	FL	—	202	825	—	1,027	(50)	8/28/2014	2014
Family Dollar	Gainesville	FL	1,002	423	1,263	—	1,686	(124)	2/7/2014	2011
Family Dollar	Graceville	FL	—	367	810	—	1,177	(79)	4/30/2014	2013
Family Dollar	Jacksonville	FL	1,028	271	1,121	—	1,392	(107)	2/7/2014	2011
Family Dollar	Jacksonville	FL	789	545	1,173	—	1,718	(117)	2/7/2014	2008
Family Dollar	Kissimmee	FL	970	643	1,071	—	1,714	(103)	2/7/2014	2011
Family Dollar	Lake Alfred	FL	—	484	1,006	—	1,490	(39)	12/23/2014	2014
Family Dollar	Lake City	FL	622	186	872	—	1,058	(86)	2/7/2014	2011
Family Dollar	Lake Panasoffkee	FL	—	237	696	—	933	(71)	3/25/2014	2013
Family Dollar	Lakeland	FL	732	339	785	—	1,124	(83)	2/7/2014	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Largo	FL	—	844	962	—	1,806	(102)	2/7/2014	2013
Family Dollar	Middleburg	FL	—	274	822	—	1,096	(117)	6/4/2013	2008
Family Dollar	Milton	FL	644	544	683	—	1,227	(63)	2/7/2014	2010
Family Dollar	Mulberry	FL	—	131	1,156	—	1,287	(68)	8/28/2014	2013
Family Dollar	Ocala	FL	—	108	816	—	924	(51)	8/28/2014	2005
Family Dollar	Ocala	FL	—	344	1,251	—	1,595	(121)	2/7/2014	2006
Family Dollar	Ocala	FL	968	554	984	—	1,538	(102)	2/7/2014	2011
Family Dollar	Okeechobee	FL	894	655	580	—	1,235	(72)	2/7/2014	2011
Family Dollar	Orlando	FL	—	349	1,294	—	1,643	(75)	8/28/2014	2014
Family Dollar	Orlando	FL	—	291	1,286	—	1,577	(74)	8/28/2014	2013
Family Dollar	Ormond Beach	FL	—	573	860	—	1,433	(123)	6/4/2013	2008
Family Dollar	Ormond Beach	FL	—	675	1,152	—	1,827	(113)	2/7/2014	2011
Family Dollar	Oviedo	FL	—	469	848	—	1,317	(90)	2/19/2014	2013
Family Dollar	Palatka	FL	—	316	1,054	—	1,370	(102)	4/25/2014	2014
Family Dollar	Pembroke Park	FL	1,141	656	944	—	1,600	(109)	2/7/2014	2006
Family Dollar	Pensacola	FL	—	69	1,085	—	1,154	(62)	8/28/2014	2013
Family Dollar	Pensacola	FL	559	146	907	—	1,053	(84)	2/7/2014	2003
Family Dollar	Plant City	FL	—	279	1,040	—	1,319	(102)	2/7/2014	2004
Family Dollar	Plant City	FL	1,173	712	1,113	—	1,825	(118)	2/7/2014	2005
Family Dollar	Sebring	FL	—	492	1,063	—	1,555	(71)	6/24/2014	2014
Family Dollar	St Petersburg	FL	1,093	690	1,000	—	1,690	(107)	2/7/2014	2011
Family Dollar	Tallahassee	FL	—	632	871	—	1,503	(96)	2/7/2014	2011
Family Dollar	Tampa	FL	1,005	531	1,062	—	1,593	(110)	2/7/2014	2008
Family Dollar	Tampa	FL	1,168	773	1,057	—	1,830	(112)	2/7/2014	2011
Family Dollar	Tampa	FL	—	552	792	—	1,344	(82)	2/7/2014	2013
Family Dollar	Winter Haven	FL	—	534	942	—	1,476	(37)	8/8/2014	2014
Family Dollar	Zellwood	FL	—	272	1,005	—	1,277	(58)	8/22/2014	2014
Family Dollar	Abbeville	GA	—	163	768	—	931	(53)	5/29/2014	2014
Family Dollar	Acworth	GA	—	489	901	—	1,390	(55)	8/28/2014	2013
Family Dollar	Alma	GA	—	79	954	—	1,033	(56)	8/28/2014	1982
Family Dollar	Claxton	GA	—	322	665	—	987	(61)	5/14/2014	2014
Family Dollar	Cordele	GA	—	136	1,049	—	1,185	(74)	4/30/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Fayetteville	GA	—	217	1,203	—	1,420	(58)	11/20/2014	2014
Family Dollar	Helena	GA	—	242	790	—	1,032	(84)	2/19/2014	2013
Family Dollar	Jeffersonville	GA	—	153	926	—	1,079	(54)	8/15/2014	2014
Family Dollar	Lenox	GA	—	90	809	—	899	(142)	11/9/2012	2012
Family Dollar	Lindale	GA	—	227	966	—	1,193	(58)	8/28/2014	2014
Family Dollar	Macon	GA	—	300	893	—	1,193	(54)	8/28/2014	2013
Family Dollar	Macon	GA	673	230	851	—	1,081	(88)	2/7/2014	2011
Family Dollar	Marietta	GA	—	366	749	—	1,115	(80)	2/19/2014	2013
Family Dollar	Marietta	GA	—	582	1,126	—	1,708	(67)	8/28/2014	2013
Family Dollar	Omega	GA	—	167	716	—	883	(73)	3/12/2014	2013
Family Dollar	Richland	GA	—	125	859	—	984	(51)	8/28/2014	2014
Family Dollar	Riverdale	GA	—	310	1,188	—	1,498	(65)	9/26/2014	2014
Family Dollar	Vienna	GA	—	62	721	—	783	(73)	3/12/2014	2013
Family Dollar	Des Moines	IA	—	152	863	—	1,015	(115)	8/30/2013	1995
Family Dollar	Des Moines	IA	822	411	871	—	1,282	(93)	2/7/2014	2003
Family Dollar	Fort Dodge	IA	408	152	449	—	601	(50)	2/7/2014	2002
Family Dollar	Arco	ID	—	76	684	—	760	(126)	9/18/2012	2012
Family Dollar	Homedale	ID	973	59	1,387	—	1,446	(145)	2/7/2014	2006
Family Dollar	Kimberly	ID	—	219	657	—	876	(100)	4/10/2013	2013
Family Dollar	Lombard	IL	—	1,008	543	—	1,551	(62)	12/12/2013	1967
Family Dollar	Mount Vernon	IL	—	117	1,050	—	1,167	(145)	7/11/2013	2012
Family Dollar	Pulaski	IL	—	31	588	—	619	(100)	12/31/2012	2012
Family Dollar	University Park	IL	—	295	688	—	983	(85)	10/29/2013	2013
Family Dollar	Brookston	IN	—	126	715	—	841	(129)	10/1/2012	2012
Family Dollar	Indianapolis	IN	613	375	707	—	1,082	(67)	2/7/2014	2003
Family Dollar	Lake Village	IN	—	154	752	—	906	(142)	4/30/2014	2013
Family Dollar	Mitchell	IN	—	101	1,119	—	1,220	(68)	8/28/2014	2014
Family Dollar	Princeton	IN	526	300	486	—	786	(53)	2/7/2014	2000
Family Dollar	Seymour	IN	—	238	764	—	1,002	(82)	2/7/2014	2003
Family Dollar	Terre Haute	IN	394	235	427	—	662	(44)	2/7/2014	2011
Family Dollar	Greensburg	KS	—	80	718	—	798	(92)	9/9/2013	2012
Family Dollar	Kansas City	KS	—	290	1,170	(5)	1,455	(84)	11/6/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Kansas City	KS	—	352	1,026	—	1,378	(75)	12/18/2014	1995
Family Dollar	Kansas City	KS	982	154	1,367	—	1,521	(139)	2/7/2014	2002
Family Dollar	Topeka	KS	—	177	1,405	—	1,582	(147)	2/7/2014	2004
Family Dollar	Wichita	KS	—	216	1,035	—	1,251	(61)	8/28/2014	2013
Family Dollar	Bowling Green	KY	—	334	951	—	1,285	(56)	8/28/2014	2013
Family Dollar	Carlisle	KY	—	157	871	—	1,028	(53)	8/28/2014	2014
Family Dollar	Garrison	KY	—	134	737	—	871	(82)	2/20/2014	2012
Family Dollar	Rockholds	KY	—	121	988	—	1,109	(60)	8/28/2014	2014
Family Dollar	Abbeville	LA	740	141	949	—	1,090	(101)	2/7/2014	2005
Family Dollar	Alexandria	LA	458	168	579	—	747	(60)	2/7/2014	2005
Family Dollar	Arcadia	LA	—	51	704	—	755	(80)	2/20/2014	2010
Family Dollar	Avondale	LA	—	381	1,255	—	1,636	(74)	8/28/2014	2013
Family Dollar	Baton Rouge	LA	—	377	716	—	1,093	(78)	2/7/2014	2003
Family Dollar	Chalmette	LA	—	751	615	—	1,366	(125)	5/3/2012	2011
Family Dollar	Farmerville	LA	722	110	968	—	1,078	(101)	2/7/2014	2003
Family Dollar	Kentwood	LA	683	117	877	—	994	(94)	2/7/2014	2003
Family Dollar	New Orleans	LA	1,146	547	1,252	—	1,799	(130)	2/7/2014	2005
Family Dollar	Shreveport	LA	892	177	1,177	—	1,354	(122)	2/7/2014	2005
Family Dollar	Tickfaw	LA	—	181	543	—	724	(116)	3/30/2012	2011
Family Dollar	Westwego	LA	—	332	1,052	—	1,384	(64)	8/28/2014	2013
Family Dollar	Lynn	MA	1,222	400	1,547	—	1,947	(157)	2/7/2014	2003
Family Dollar	Barryton	MI	—	32	599	—	631	(102)	12/18/2012	2012
Family Dollar	Birch Run	MI	—	81	729	5	815	(101)	7/11/2013	1950
Family Dollar	Brooklyn	MI	—	150	634	—	784	(68)	2/7/2014	2002
Family Dollar	Burton	MI	866	131	1,164	—	1,295	(122)	2/7/2014	2003
Family Dollar	Detroit	MI	—	130	1,169	—	1,299	(205)	11/27/2012	2011
Family Dollar	Detroit	MI	—	106	956	—	1,062	(141)	5/2/2013	1964
Family Dollar	Detroit	MI	—	110	1,051	—	1,161	(65)	8/28/2014	2005
Family Dollar	Flint	MI	—	162	1,027	—	1,189	(118)	2/26/2014	2014
Family Dollar	Hudson	MI	833	108	1,020	—	1,128	(113)	2/7/2014	2005
Family Dollar	Jackson	MI	—	93	525	—	618	(68)	9/12/2013	2007
Family Dollar	Kentwood	MI	739	389	919	—	1,308	(87)	2/7/2014	2001

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Monroe	MI	—	243	1,061	—	1,304	(64)	8/28/2014	2013
Family Dollar	Newaygo	MI	689	317	677	—	994	(76)	2/7/2014	2002
Family Dollar	Pontiac	MI	962	136	1,249	—	1,385	(133)	2/7/2014	2003
Family Dollar	Remus	MI	—	49	992	—	1,041	(114)	1/2/2014	2012
Family Dollar	Saginaw	MI	—	164	1,086	—	1,250	(117)	2/7/2014	2003
Family Dollar	Tustin	MI	—	33	633	—	666	(108)	12/18/2012	1995
Family Dollar	Crosby	MN	—	49	928	—	977	(128)	7/11/2013	1985
Family Dollar	Ely	MN	—	231	1,008	—	1,239	(110)	2/27/2014	2014
Family Dollar	Intrnatnl Falls	MN	—	32	608	—	640	(78)	9/30/2013	1966
Family Dollar	St. Peter	MN	409	93	566	—	659	(56)	2/7/2014	1960
Family Dollar	Berkeley	MO	969	179	1,391	—	1,570	(137)	2/7/2014	2003
Family Dollar	Kansas City	MO	683	277	812	—	1,089	(83)	2/7/2014	2003
Family Dollar	Kansas City	MO	1,211	119	1,705	—	1,824	(176)	2/7/2014	2004
Family Dollar	Kansas City	MO	970	142	1,338	—	1,480	(137)	2/7/2014	2004
Family Dollar	Marble Hill	MO	—	38	719	—	757	(96)	8/29/2013	2013
Family Dollar	Raytown	MO	—	415	—	1,287	1,702	—	2/20/2015	2014
Family Dollar	St Louis	MO	—	168	671	(4)	835	(139)	4/2/2012	2006
Family Dollar	St Louis	MO	972	215	1,357	—	1,572	(135)	2/7/2014	2003
Family Dollar	St Louis	MO	—	258	1,310	—	1,568	(130)	2/7/2014	2003
Family Dollar	St. Louis	MO	—	445	1,038	—	1,483	(187)	10/23/2012	2012
Family Dollar	St. Louis	MO	—	215	1,219	—	1,434	(185)	4/30/2013	1995
Family Dollar	St. Louis	MO	—	445	1,039	—	1,484	(178)	12/14/2012	2012
Family Dollar	Bassfield	MS	—	96	752	—	848	(83)	2/19/2014	2013
Family Dollar	Biloxi	MS	434	310	575	—	885	(122)	3/30/2012	2012
Family Dollar	Canton	MS	—	210	1,142	—	1,352	(68)	8/28/2014	2013
Family Dollar	Carriere	MS	399	200	599	—	799	(128)	3/30/2012	2012
Family Dollar	D'Iberville	MS	—	241	561	—	802	(114)	5/21/2012	2012
Family Dollar	Drew	MS	—	11	1,039	—	1,050	(73)	8/28/2014	1989
Family Dollar	Greenville	MS	—	125	872	—	997	(92)	2/7/2014	2011
Family Dollar	Gulfport	MS	411	209	626	—	835	(127)	5/21/2012	2012
Family Dollar	Gulfport	MS	—	270	629	—	899	(116)	9/20/2012	2012
Family Dollar	Gulfport	MS	—	218	654	—	872	(115)	11/15/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Gulfport	MS	—	312	1,237	—	1,549	(130)	2/7/2014	2007
Family Dollar	Hattiesburg	MS	—	225	674	—	899	(112)	1/30/2013	2012
Family Dollar	Horn Lake	MS	—	225	676	—	901	(128)	8/22/2012	2012
Family Dollar	Kiln	MS	—	106	650	—	756	(114)	11/14/2012	2012
Family Dollar	Laurel	MS	—	225	723	—	948	(80)	2/19/2014	2013
Family Dollar	Natchez	MS	—	289	749	—	1,038	(59)	8/28/2014	1982
Family Dollar	Okolona	MS	—	64	578	—	642	(112)	7/31/2012	2012
Family Dollar	Pearl	MS	—	342	1,001	—	1,343	(59)	8/28/2014	2013
Family Dollar	Philadelphia	MS	—	53	897	—	950	(54)	8/28/2014	2014
Family Dollar	Winona	MS	—	146	585	—	731	(114)	7/31/2012	2012
Family Dollar	Anaconda	MT	—	164	1,058	—	1,222	(64)	9/30/2014	2014
Family Dollar	Ennis	MT	—	246	—	773	1,019	(62)	1/8/2015	2014
Family Dollar	Three Forks	MT	—	250	—	1,045	1,295	—	8/20/2014	In Progress
Family Dollar	Whitehall	MT	—	132	—	1,064	1,196	(87)	3/19/2015	1995
Family Dollar	Asheboro	NC	—	251	932	—	1,183	(57)	8/28/2014	2014
Family Dollar	Boiling Springs	NC	—	322	767	—	1,089	(44)	8/28/2014	2013
Family Dollar	Burlington	NC	—	291	694	—	985	(42)	8/28/2014	2012
Family Dollar	Charlotte	NC	—	352	985	—	1,337	(95)	4/15/2014	2014
Family Dollar	Charlotte	NC	—	490	1,066	—	1,556	(65)	7/2/2014	2014
Family Dollar	Ellerbe	NC	—	225	781	—	1,006	(66)	5/29/2014	2014
Family Dollar	Fayetteville	NC	—	267	682	—	949	(69)	3/14/2014	2013
Family Dollar	Hickory	NC	—	215	785	—	1,000	(47)	8/28/2014	2014
Family Dollar	Hiddenite	NC	—	221	832	—	1,053	(50)	8/28/2014	2013
Family Dollar	Liberty	NC	—	243	802	—	1,045	(48)	8/28/2014	2013
Family Dollar	Lumberton	NC	—	151	603	—	754	(78)	9/11/2013	1995
Family Dollar	Lumberton	NC	—	146	1,013	—	1,159	(66)	6/20/2014	2014
Family Dollar	Mint Hill	NC	—	412	992	—	1,404	(63)	6/25/2014	2014
Family Dollar	Parkton	NC	—	164	894	—	1,058	(50)	9/19/2014	2014
Family Dollar	Raeford	NC	—	428	900	—	1,328	(87)	4/17/2014	2014
Family Dollar	Raeford	NC	—	185	935	—	1,120	(78)	5/29/2014	2014
Family Dollar	Troy	NC	—	341	621	—	962	(44)	6/17/2014	2014
Family Dollar	Fort Yates	ND	—	126	715	—	841	(159)	1/31/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	New Town	ND	—	105	942	23	1,070	(210)	1/31/2012	2011
Family Dollar	Rolla	ND	—	83	749	—	832	(167)	1/31/2012	2010
Family Dollar	Madison	NE	—	37	703	—	740	(160)	12/30/2011	2011
Family Dollar	Omaha	NE	—	196	1,334	—	1,530	(109)	12/19/2014	1995
Family Dollar	Omaha	NE	—	141	1,159	3	1,303	(88)	12/18/2014	1995
Family Dollar	Rushville	NE	—	125	499	—	624	(76)	4/26/2013	2007
Family Dollar	Lancaster	NH	—	456	1,294	(2)	1,748	(59)	12/12/2014	1989
Family Dollar	Stratford	NJ	—	378	1,511	(174)	1,715	(58)	12/31/2014	2014
Family Dollar	Alamorgordo	NM	524	161	675	—	836	(67)	2/7/2014	2001
Family Dollar	Belen	NM	—	350	—	969	1,319	(29)	5/29/2015	2014
Family Dollar	Carrizozo	NM	—	250	—	1,001	1,251	—	3/6/2015	2014
Family Dollar	Chimayo	NM	—	158	632	(15)	775	(104)	1/30/2013	2009
Family Dollar	Cloudcroft	NM	—	184	1,344	—	1,528	(97)	12/18/2014	1995
Family Dollar	Clovis	NM	657	119	854	—	973	(89)	2/7/2014	2004
Family Dollar	Gallup	NM	—	221	1,366	—	1,587	(148)	2/7/2014	2007
Family Dollar	Hernandez	NM	1,152	140	1,434	—	1,574	(155)	2/7/2014	2008
Family Dollar	Logan	NM	—	80	—	1,147	1,227	(30)	5/29/2015	2015
Family Dollar	Lovington	NM	—	54	722	—	776	(47)	6/30/2014	2014
Family Dollar	Mountainair	NM	—	84	752	—	836	(146)	7/16/2012	2011
Family Dollar	Roswell	NM	766	140	953	—	1,093	(101)	2/7/2014	2004
Family Dollar	Springer	NM	—	106	—	1,199	1,305	(77)	2/11/2015	2014
Family Dollar	Velarde	NM	—	183	—	1,122	1,305	(19)	2/25/2015	2015
Family Dollar	Waterflow	NM	—	175	—	1,140	1,315	—	2/5/2015	In Progress
Family Dollar	Battle Mountain	NV	—	116	1,431	—	1,547	(149)	2/7/2014	2009
Family Dollar	Carlin	NV	—	99	895	—	994	(115)	9/13/2013	2012
Family Dollar	Cold Springs	NV	—	217	869	—	1,086	(112)	9/13/2013	2013
Family Dollar	Hawthorne	NV	471	191	764	—	955	(152)	6/1/2012	2012
Family Dollar	Las Vegas	NV	876	689	612	—	1,301	(74)	2/7/2014	2005
Family Dollar	Lovelock	NV	457	185	742	—	927	(151)	5/4/2012	2012
Family Dollar	Silver Spring	NV	—	202	808	—	1,010	(149)	9/21/2012	2012
Family Dollar	Wells	NV	415	84	755	—	839	(154)	5/11/2012	2011
Family Dollar	Altona	NY	—	94	923	—	1,017	(102)	2/21/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Chateaugay	NY	—	133	910	—	1,043	(100)	2/20/2014	2014
Family Dollar	Cincinnatus	NY	—	287	862	—	1,149	(99)	12/30/2013	2013
Family Dollar	Hoosick Falls	NY	—	181	724	—	905	(110)	4/26/2013	2013
Family Dollar	Penn Yan	NY	525	23	760	—	783	(78)	2/7/2014	2003
Family Dollar	Sodus	NY	—	54	1,441	—	1,495	(133)	5/7/2014	2013
Family Dollar	Wolcott	NY	—	197	1,193	—	1,390	(44)	3/25/2015	2014
Family Dollar	Bethel	OH	852	139	1,099	—	1,238	(118)	2/7/2014	2005
Family Dollar	Canal Winchester	OH	—	218	1,116	—	1,334	(66)	8/28/2014	2012
Family Dollar	Canton	OH	460	93	766	—	859	(76)	2/7/2014	2002
Family Dollar	Cincinnati	OH	—	221	1,055	—	1,276	(67)	8/28/2014	2001
Family Dollar	Cleveland	OH	1,079	39	1,614	—	1,653	(163)	2/7/2014	2003
Family Dollar	Cleveland	OH	1,370	216	1,818	—	2,034	(190)	2/7/2014	1994
Family Dollar	Cortland	OH	—	188	963	—	1,151	(58)	8/28/2014	2013
Family Dollar	Dayton	OH	—	107	899	—	1,006	(68)	8/28/2014	1940
Family Dollar	Dayton	OH	—	129	618	—	747	(43)	8/28/2014	2002
Family Dollar	Hamilton	OH	—	131	1,215	—	1,346	(70)	8/28/2014	2013
Family Dollar	Jackson Center	OH	—	97	764	—	861	(53)	4/28/2014	1989
Family Dollar	Loveland	OH	798	179	986	—	1,165	(105)	2/7/2014	2002
Family Dollar	Middleton	OH	660	137	869	—	1,006	(90)	2/7/2014	2001
Family Dollar	Toledo	OH	—	306	917	—	1,223	(148)	2/25/2013	2012
Family Dollar	Toledo	OH	—	226	905	—	1,131	(125)	7/11/2013	1942
Family Dollar	Warren	OH	—	170	681	—	851	(126)	9/11/2012	2012
Family Dollar	Durant	OK	—	164	1,223	—	1,387	(76)	8/28/2014	2000
Family Dollar	El Reno	OK	—	225	—	968	1,193	(71)	3/2/2015	1995
Family Dollar	Geary	OK	—	167	882	—	1,049	(17)	10/14/2015	2015
Family Dollar	Keota	OK	—	279	872	—	1,151	(61)	10/16/2014	2014
Family Dollar	Kingston	OK	—	28	660	—	688	(63)	2/7/2014	2000
Family Dollar	Oklahoma City	OK	—	403	—	988	1,391	(25)	5/15/2015	2015
Family Dollar	Oklahoma City	OK	—	390	990	—	1,380	(59)	8/28/2014	2013
Family Dollar	Porum	OK	—	18	—	995	1,013	—	11/5/2015	2015
Family Dollar	Poteau	OK	—	310	—	924	1,234	(22)	8/7/2015	2015
Family Dollar	Stilwell	OK	—	40	768	—	808	(171)	1/6/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Texhoma	OK	—	150	—	1,000	1,150	—	4/15/2015	In Progress
Family Dollar	Tulsa	OK	536	220	878	—	1,098	(171)	7/30/2012	2012
Family Dollar	Broad Top	PA	—	196	954	—	1,150	(64)	5/30/2014	2013
Family Dollar	Abbeville	SC	—	146	734	—	880	(52)	5/23/2014	2014
Family Dollar	Columbia	SC	—	429	719	—	1,148	(73)	3/12/2014	2014
Family Dollar	Columbia	SC	—	489	943	—	1,432	(35)	2/3/2015	2013
Family Dollar	Estill	SC	—	244	757	—	1,001	(51)	6/4/2014	2014
Family Dollar	Lancaster	SC	—	249	725	—	974	(45)	8/28/2014	2013
Family Dollar	Manning	SC	—	313	960	—	1,273	(54)	9/30/2014	2014
Family Dollar	Mccormick	SC	—	167	791	—	958	(77)	4/30/2014	2014
Family Dollar	Newberry	SC	—	231	935	—	1,166	(94)	3/27/2014	2013
Family Dollar	North	SC	—	193	979	—	1,172	(36)	2/23/2015	2013
Family Dollar	St. Matthews	SC	—	175	828	—	1,003	(47)	9/3/2014	2014
Family Dollar	Woodruff	SC	—	229	1,125	—	1,354	(65)	8/28/2014	2010
Family Dollar	Blackhawk	SD	—	115	585	—	700	(37)	8/6/2014	2006
Family Dollar	Custer	SD	—	32	617	—	649	(88)	6/14/2013	1995
Family Dollar	Lemmon	SD	—	140	—	1,021	1,161	(25)	5/1/2015	2014
Family Dollar	Martin	SD	—	85	764	—	849	(170)	1/31/2012	2010
Family Dollar	Mclaughlin	SD	—	35	—	1,170	1,205	—	5/12/2015	In Progress
Family Dollar	Parker	SD	—	117	828	1	946	(66)	10/10/2014	2014
Family Dollar	Tyndall	SD	—	72	—	1,072	1,144	(35)	3/31/2015	2015
Family Dollar	Harrison	TN	—	74	420	—	494	(58)	7/23/2013	2006
Family Dollar	Lexington	TN	—	323	838	—	1,161	(51)	8/28/2014	2013
Family Dollar	Memphis	TN	—	248	1,039	—	1,287	(106)	2/7/2014	2004
Family Dollar	Memphis	TN	638	215	811	—	1,026	(83)	2/7/2014	2003
Family Dollar	Memphis	TN	1,251	376	1,508	—	1,884	(158)	2/7/2014	2005
Family Dollar	Memphis	TN	973	336	1,156	—	1,492	(120)	2/7/2014	2003
Family Dollar	Nashville	TN	—	334	1,275	—	1,609	(82)	8/28/2014	1976
Family Dollar	Piney Flats	TN	—	200	953	—	1,153	(57)	8/28/2014	2014
Family Dollar	Alton	TX	—	134	908	—	1,042	(54)	8/28/2014	2013
Family Dollar	Arlington	TX	—	300	—	1,058	1,358	—	12/4/2015	1995
Family Dollar	Arlington	TX	—	425	—	280	705	—	2/13/2015	In Progress

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	Avinger	TX	—	40	761	—	801	(137)	10/22/2012	2012
Family Dollar	Balch Springs	TX	—	318	—	1,209	1,527	—	4/10/2015	2015
Family Dollar	Beaumont	TX	—	215	1,511	—	1,726	(140)	2/7/2014	2003
Family Dollar	Beaumont	TX	—	235	810	—	1,045	(82)	2/7/2014	2003
Family Dollar	Beaumont	TX	654	225	806	—	1,031	(81)	2/7/2014	2003
Family Dollar	Blooming Grove	TX	—	70	753	—	823	(46)	8/28/2014	2014
Family Dollar	Brazoria	TX	—	216	966	—	1,182	(97)	2/7/2014	2002
Family Dollar	Broaddus	TX	—	75	—	922	997	(64)	2/6/2015	1995
Family Dollar	Caldwell	TX	—	138	552	11	701	(112)	5/29/2012	2012
Family Dollar	Centerville	TX	—	226	679	—	905	(87)	9/10/2013	2013
Family Dollar	Chireno	TX	—	50	943	—	993	(161)	12/10/2012	2012
Family Dollar	Clarendon	TX	—	83	749	—	832	(96)	9/17/2013	2013
Family Dollar	Cockrell Hill	TX	970	369	1,156	—	1,525	(119)	2/7/2014	2002
Family Dollar	Converse	TX	409	148	469	—	617	(49)	2/7/2014	2003
Family Dollar	Dallas	TX	627	292	676	—	968	(72)	2/7/2014	2004
Family Dollar	Dickinson	TX	681	182	876	—	1,058	(89)	2/7/2014	2010
Family Dollar	Donna	TX	—	194	855	—	1,049	(52)	8/28/2014	2013
Family Dollar	Eagle Lake	TX	—	100	566	—	666	(110)	7/6/2012	2012
Family Dollar	Etoile	TX	—	45	850	—	895	(113)	8/6/2013	2013
Family Dollar	Floydada	TX	—	36	681	—	717	(155)	12/30/2011	2010
Family Dollar	Fort Worth	TX	—	276	935	—	1,211	(18)	8/21/2015	1995
Family Dollar	Fort Worth	TX	—	350	—	1,139	1,489	—	11/3/2014	In Progress
Family Dollar	Houston	TX	—	174	696	—	870	(106)	4/26/2013	1995
Family Dollar	Houston	TX	886	297	1,081	—	1,378	(109)	2/7/2014	2002
Family Dollar	Houston	TX	—	565	1,223	—	1,788	(126)	2/7/2014	2009
Family Dollar	Houston	TX	—	138	1,052	—	1,190	(105)	2/7/2014	2002
Family Dollar	Houston	TX	—	128	769	—	897	(72)	2/7/2014	2002
Family Dollar	Houston	TX	911	277	1,144	—	1,421	(115)	2/7/2014	2002
Family Dollar	Houston	TX	920	1,355	95	—	1,450	(17)	2/7/2014	1981
Family Dollar	Industry	TX	—	190	—	902	1,092	—	1/5/2015	2014
Family Dollar	Jacksonville	TX	—	195	1,003	—	1,198	(104)	3/21/2014	2014
Family Dollar	Kerens	TX	365	73	658	—	731	(143)	2/29/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	La Pryor	TX	—	74	817	—	891	(49)	8/28/2014	2013
Family Dollar	Leander	TX	557	355	489	—	844	(52)	2/7/2014	2004
Family Dollar	Lovelady	TX	—	82	740	—	822	(116)	3/27/2013	1995
Family Dollar	Lufkin	TX	1,153	198	1,600	—	1,798	(160)	2/7/2014	2004
Family Dollar	Marshall	TX	—	85	662	—	747	(70)	2/7/2014	2001
Family Dollar	Mcallen	TX	—	445	896	—	1,341	(53)	8/28/2014	2013
Family Dollar	Mcallen	TX	857	219	1,093	—	1,312	(111)	2/7/2014	2004
Family Dollar	Mesquite	TX	—	426	—	1,146	1,572	(31)	5/29/2015	1995
Family Dollar	Mesquite	TX	—	1,414	—	(55)	1,359	—	9/1/2015	2015
Family Dollar	Mesquite	TX	—	1,460	—	(184)	1,276	(29)	7/9/2015	2015
Family Dollar	Mexia	TX	—	112	495	—	607	(53)	2/7/2014	2000
Family Dollar	Noonday	TX	625	103	895	—	998	(91)	2/7/2014	2004
Family Dollar	Oakhurst	TX	—	36	683	—	719	(117)	12/12/2012	2012
Family Dollar	Oakwood	TX	—	133	752	—	885	(90)	11/20/2013	2013
Family Dollar	Ore City	TX	—	27	744	—	771	(45)	8/28/2014	2013
Family Dollar	Palestine	TX	671	120	914	—	1,034	(94)	2/7/2014	2000
Family Dollar	Pharr	TX	969	219	1,253	—	1,472	(128)	2/7/2014	2002
Family Dollar	Plano	TX	—	468	869	—	1,337	(116)	8/1/2013	2013
Family Dollar	Port Arthur	TX	1,044	178	1,452	—	1,630	(145)	2/7/2014	2005
Family Dollar	Raymondville	TX	542	117	707	—	824	(72)	2/7/2014	2002
Family Dollar	Refugio	TX	—	110	982	—	1,092	(58)	8/28/2014	2013
Family Dollar	Rio Grande	TX	—	133	1,284	—	1,417	(130)	2/7/2014	2003
Family Dollar	Robstown	TX	550	44	852	—	896	(83)	2/7/2014	2003
Family Dollar	Royse City	TX	972	411	1,078	—	1,489	(111)	2/7/2014	2002
Family Dollar	Sabinal	TX	—	35	952	—	987	(56)	8/28/2014	2013
Family Dollar	San Angelo	TX	891	232	1,118	—	1,350	(115)	2/7/2014	2011
Family Dollar	San Antonio	TX	800	198	1,018	—	1,216	(104)	2/7/2014	2002
Family Dollar	San Antonio	TX	864	299	1,039	—	1,338	(106)	2/7/2014	2004
Family Dollar	San Antonio	TX	598	260	653	—	913	(68)	2/7/2014	2004
Family Dollar	San Antonio	TX	506	211	567	—	778	(59)	2/7/2014	2004
Family Dollar	San Antonio	TX	728	214	911	—	1,125	(92)	2/7/2014	2004
Family Dollar	San Antonio	TX	1,143	117	1,619	—	1,736	(164)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Family Dollar	San Benito	TX	598	132	772	—	904	(79)	2/7/2014	2004
Family Dollar	San Diego	TX	602	55	855	—	910	(87)	2/7/2014	2004
Family Dollar	Seadrift	TX	—	51	832	—	883	(50)	8/28/2014	2013
Family Dollar	Somerville	TX	—	131	743	—	874	(127)	12/31/2012	1995
Family Dollar	Sonora	TX	—	49	548	—	597	(40)	8/28/2014	2001
Family Dollar	Tyler	TX	416	132	554	—	686	(56)	2/7/2014	2003
Family Dollar	Victoria	TX	—	441	144	—	585	(18)	2/7/2014	2003
Family Dollar	Waco	TX	440	125	544	—	669	(56)	2/7/2014	2001
Family Dollar	Weatherford	TX	—	218	1,057	(5)	1,270	(80)	10/10/2014	2014
Family Dollar	Beaver	UT	646	107	913	—	1,020	(94)	2/7/2014	2007
Family Dollar	Bristol	VA	608	104	837	—	941	(90)	2/7/2014	1978
Family Dollar	Gretna	VA	—	131	744	—	875	(103)	7/2/2013	2012
Family Dollar	Hopewell	VA	—	430	987	—	1,417	(107)	2/26/2014	2014
Family Dollar	Petersburg	VA	948	142	1,209	—	1,351	(130)	2/7/2014	2003
Family Dollar	Stuart	VA	—	204	750	—	954	(38)	4/18/2014	2013
Family Dollar	Wirtz	VA	—	148	919	—	1,067	(55)	8/28/2014	2013
Family Dollar	Green Bay	WI	—	304	1,072	—	1,376	(112)	2/7/2014	2011
Family Dollar	Markesan	WI	—	92	831	—	923	(95)	12/12/2013	2013
Family Dollar	Mayville	WI	—	128	1,023	—	1,151	(110)	2/26/2014	2014
Family Dollar	Milwaukee	WI	970	161	1,397	—	1,558	(139)	2/7/2014	2003
Family Dollar	Thorp	WI	—	90	810	—	900	(108)	8/30/2013	2013
Family Dollar	Webster	WI	—	43	808	—	851	(112)	7/11/2013	2013
Family Dollar	Alderson	WV	—	166	663	—	829	(92)	7/11/2013	2012
Family Dollar	Kemmerer	WY	—	45	853	—	898	(138)	2/22/2013	2013
Family Dollar	Mountain View	WY	—	44	838	—	882	(108)	9/13/2013	2013
Family Dollar	Torrington	WY	—	72	645	—	717	(95)	5/9/2013	1995
Family Fare Supermarket	Battle Creek	MI	—	1,393	7,950	—	9,343	(830)	2/7/2014	2010
Famous Dave's	Independence	MO	—	620	422	—	1,042	(59)	6/27/2013	1995
Farmers Insurance	Simi Valley	CA	25,620	5,158	12,614	—	17,772	(644)	11/5/2013	1982
Farmers Insurance	Mercer Island	WA	—	24,285	28,210	—	52,495	(2,944)	11/5/2013	1982
Fazoli's	Carmel	IN	—	427	522	—	949	(68)	7/31/2013	1986
Fazoli's	Appleton	WI	—	705	—	—	705	—	7/31/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
FedEx	Homewood	AL	—	522	779	—	1,301	(111)	6/27/2013	2000
FedEx	Lowell	AR	—	396	7,521	—	7,917	(1,281)	3/15/2013	2007
FedEx	Tempe	AZ	—	2,914	12,300	—	15,214	(956)	6/25/2014	2004
FedEx	Yuma	AZ	1,296	—	2,076	—	2,076	(412)	10/17/2012	2011
FedEx	Chico	CA	—	308	2,776	—	3,084	(529)	11/9/2012	2006
FedEx	Commerce City	CO	20,394	6,556	26,224	—	32,780	(6,065)	3/20/2012	2007
FedEx	Melbourne	FL	—	159	1,433	—	1,592	(215)	7/26/2013	2001
FedEx	Albany	GA	—	195	3,711	—	3,906	(500)	10/11/2013	2013
FedEx	Des Moines	IA	1,318	733	1,361	156	2,250	(228)	4/18/2013	1986
FedEx	Ottumwa	IA	1,658	205	2,552	2,719	5,476	(582)	10/30/2012	2012
FedEx	Waterloo	IA	1,867	152	2,882	—	3,034	(491)	3/22/2013	2006
FedEx	Effingham	IL	6,992	1,875	14,827	—	16,702	(1,314)	2/7/2014	2008
FedEx	Kankakee	IL	—	195	1,103	(18)	1,280	(241)	5/31/2012	2003
FedEx	Mt Vernon	IL	—	222	1,259	—	1,481	(278)	5/31/2012	1998
FedEx	Quincy	IL	1,514	371	2,101	3,011	5,483	(422)	9/28/2012	2012
FedEx	Rockford	IL	—	2,571	12,567	—	15,138	(127)	10/9/2015	2015
FedEx	Evansville	IN	—	665	2,661	—	3,326	(588)	5/31/2012	1998
FedEx	Kokomo	IN	2,296	186	3,541	—	3,727	(819)	3/16/2012	2012
FedEx	Lafayette	IN	2,215	768	4,128	—	4,896	(355)	2/7/2014	2008
FedEx	Bel Aire	KS	—	433	8,678	—	9,111	(89)	10/7/2015	2015
FedEx	Independence	KS	1,406	114	2,166	—	2,280	(424)	10/30/2012	2012
FedEx	Hazard	KY	2,625	215	4,085	—	4,300	(820)	9/28/2012	2012
FedEx	London	KY	—	191	1,081	—	1,272	(239)	5/31/2012	2003
FedEx	London	KY	—	350	3,151	—	3,501	(425)	10/11/2013	2013
FedEx	Bossier City	LA	—	295	6,223	—	6,518	(580)	2/7/2014	2009
FedEx	Grand Rapids	MI	4,800	1,797	7,189	—	8,986	(1,553)	6/14/2012	2012
FedEx	Port Huron	MI	—	125	1,121	—	1,246	(180)	5/31/2013	2003
FedEx	Roseville	MN	6,073	1,462	8,282	—	9,744	(1,579)	11/30/2012	2012
FedEx	Columbia	MO	—	1,402	7,794	—	9,196	(478)	9/30/2014	2007
FedEx	Mccomb	MS	—	548	3,268	2,105	5,921	(278)	2/7/2014	2008
FedEx	Butte	MT	5,060	403	7,653	2,763	10,819	(2,064)	9/27/2011	2001
FedEx	Greenville	NC	—	363	6,903	—	7,266	(1,632)	2/22/2012	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
FedEx	Belmont	NH	1,786	265	2,386	—	2,651	(588)	12/29/2011	1991
FedEx	Wendover	NV	—	262	1,483	—	1,745	(260)	2/25/2013	2012
FedEx	Winnemucca	NV	—	280	1,585	—	1,865	(278)	2/25/2013	2012
FedEx	Blauvelt	NY	26,100	14,420	26,779	—	41,199	(6,058)	4/5/2012	2012
FedEx	Marcy	NY	—	339	5,795	—	6,134	(595)	9/5/2014	2006
FedEx	Montgomery	NY	—	3,582	20,071	363	24,016	(2,316)	2/26/2014	2003
FedEx	Plattsburg	NY	2,614	801	3,982	—	4,783	(401)	2/7/2014	2008
FedEx	Chillicothe	OH	—	143	1,284	—	1,427	(284)	5/31/2012	2000
FedEx	Lebanon	OH	6,034	1,492	8,452	—	9,944	(1,292)	8/26/2013	2013
FedEx	Northwood	OH	2,410	674	5,497	—	6,171	(478)	2/7/2014	1998
FedEx	Tulsa	OK	—	458	8,695	—	9,153	(2,055)	2/22/2012	2008
FedEx	Tulsa	OK	—	1,476	18,054	—	19,530	(2,109)	3/31/2014	1999
FedEx	Mount Pleasant	PA	—	454	1,912	397	2,763	(439)	5/31/2012	2001
FedEx	Tinicum	PA	—	—	32,180	549	32,729	(4,670)	8/15/2013	2013
FedEx	Rapid City	SD	1,868	305	2,741	4,142	7,188	(508)	5/8/2015	2007
FedEx	Blountville	TN	3,700	562	5,056	—	5,618	(1,195)	2/3/2012	2009
FedEx	Humboldt	TN	2,930	239	4,543	—	4,782	(958)	7/11/2012	2008
FedEx	Bryan	TX	—	1,422	4,763	67	6,252	(768)	6/15/2012	1995
FedEx	Dublin	VA	—	683	3,164	1,768	5,615	(342)	2/7/2014	2009
FedEx	Omak	WA	1,023	252	1,425	—	1,677	(286)	9/27/2012	2012
FedEx	Wenatchee	WA	1,630	266	2,393	—	2,659	(481)	9/27/2012	1995
FedEx	Parkersburg	WV	2,379	193	3,671	—	3,864	(737)	9/20/2012	2012
FedEx	Riverton	WY	—	431	1,006	—	1,437	(136)	10/23/2013	2013
Fire Mountain Buffet	Cullman	AL	—	847	2,390	(1,118)	2,119	(52)	2/7/2014	1996
Fire Mountain Buffet	Tuscaloosa	AL	—	244	1,306	—	1,550	(156)	1/8/2014	2001
Fire Mountain Buffet	Searcy	AR	—	231	1,286	—	1,517	(179)	1/8/2014	1998
Fire Mountain Buffet	Bossier City	LA	—	1,168	2,594	(1,518)	2,244	(52)	2/7/2014	2004
Fire Mountain Buffet	Hagerstown	MD	—	244	1,306	—	1,550	(302)	1/8/2014	2001
Fire Mountain Buffet	West Plains	MO	—	249	1,313	—	1,562	(236)	1/8/2014	1997
Fire Mountain Buffet	Horn Lake	MS	—	925	2,463	(1,369)	2,019	(49)	2/7/2014	1995
Fire Mountain Buffet	Beaver Falls	PA	—	243	1,304	—	1,547	(194)	1/8/2014	2004
Fire Mountain Buffet	Mechanicsburg	PA	—	253	1,319	—	1,572	(257)	1/8/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Fire Mountain Buffet	Summerville	SC	—	245	1,308	—	1,553	(183)	1/8/2014	1997
Fire Mountain Buffet	Charleston	WV	—	243	1,305	—	1,548	(213)	1/8/2014	2000
First Bank	Pinellas Park	FL	—	630	1,470	4	2,104	(174)	10/1/2013	1980
Fleming's Steakhouse	Englewood	CO	—	1,152	3,055	—	4,207	(348)	2/7/2014	2004
Flint Energy Technologies	Rhome	TX	—	284	1,752	—	2,036	(114)	9/19/2014	2014
FMC Corp.	Mechanicsville	PA	3,991	2,108	3,315	—	5,423	(485)	2/21/2014	1996
Folsom Gateway II	Folsom	CA	21,600	10,314	27,983	132	38,429	(2,647)	2/7/2014	2006
Food Lion	Moyock	NC	—	1,269	2,950	—	4,219	(334)	2/7/2014	1999
Forum Energy Technology	Guthrie	OK	—	393	1,305	—	1,698	(96)	6/25/2014	1979
Forum Energy Technology	Gainesville	TX	—	123	6,019	—	6,142	(424)	6/25/2014	2008
Forum Energy Technology	Gainesville	TX	—	158	—	—	158	—	6/25/2014	1995
Fresenius Medical Care	Fairhope	AL	—	—	2,035	—	2,035	(235)	7/8/2013	2006
Fresenius Medical Care	Foley	AL	—	287	2,580	—	2,867	(298)	7/8/2013	2009
Fresenius Medical Care	Mobile	AL	—	278	2,505	—	2,783	(289)	7/8/2013	2009
Fresenius Medical Care	Defuniak Springs	FL	—	115	2,180	—	2,295	(252)	7/8/2013	2008
Fresenius Medical Care	Aurora	IL	2,294	287	2,584	(22)	2,849	(418)	7/13/2012	1996
Fresenius Medical Care	Chicago	IL	—	588	1,764	—	2,352	(287)	7/31/2012	1960
Fresenius Medical Care	Waukegan	IL	—	94	1,792	50	1,936	(293)	7/31/2012	1980
Fresenius Medical Care	Peru	IN	—	69	1,305	—	1,374	(217)	6/27/2012	1982
Fresenius Medical Care	Bossier City	LA	—	120	682	—	802	(95)	1/30/2013	2008
Fresenius Medical Care	Caro	MI	—	92	1,744	—	1,836	(290)	6/5/2012	1995
Fresenius Medical Care	Jackson	MI	1,948	137	2,603	—	2,740	(433)	6/5/2012	1995
Fresenius Medical Care	Albemarle	NC	—	139	1,253	—	1,392	(160)	4/30/2013	2008
Fresenius Medical Care	Angiers	NC	—	203	1,152	—	1,355	(147)	4/30/2013	2012
Fresenius Medical Care	Asheboro	NC	2,373	323	2,903	—	3,226	(369)	4/30/2013	2012
Fresenius Medical Care	Clinton	NC	—	139	2,655	—	2,794	(316)	6/28/2013	1995
Fresenius Medical Care	Fairmont	NC	—	201	1,819	—	2,020	(217)	6/28/2013	2002
Fresenius Medical Care	Fayetteville	NC	—	420	2,379	—	2,799	(284)	6/28/2013	1995
Fresenius Medical Care	Fayetteville	NC	—	134	2,551	—	2,685	(305)	6/28/2013	2004
Fresenius Medical Care	Fayetteville	NC	—	178	3,379	—	3,557	(404)	6/28/2013	1999
Fresenius Medical Care	Lumberton	NC	—	117	2,216	—	2,333	(265)	6/28/2013	1986
Fresenius Medical Care	Pembroke	NC	—	81	1,547	—	1,628	(185)	6/28/2013	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Fresenius Medical Care	Red Springs	NC	—	101	1,913	—	2,014	(228)	6/28/2013	2000
Fresenius Medical Care	Roseboro	NC	—	74	1,404	—	1,478	(168)	6/28/2013	2010
Fresenius Medical Care	St. Pauls	NC	—	73	1,389	—	1,462	(166)	6/28/2013	2008
Fresenius Medical Care	Taylorsville	NC	—	275	1,099	—	1,374	(140)	4/30/2013	2011
Fresenius Medical Care	Warsaw	NC	—	75	1,428	—	1,503	(210)	11/13/2012	2003
Fresenius Medical Care	Kings Mills	OH	—	399	598	6	1,003	(97)	6/5/2012	1995
Fresenius Medical Care	Dallas	TX	—	377	1,132	(42)	1,467	(145)	2/28/2013	1958
Front Range Community College	Longmont	CO	—	407	2,428	—	2,835	(297)	1/8/2014	1987
Front Range Community College	Longmont	CO	—	1,150	9,067	531	10,748	(1,110)	1/8/2014	1988
Furr's	Garland	TX	—	1,529	3,715	—	5,244	(541)	6/27/2013	2008
Gainsville Fuel	Cleburne	TX	—	70	—	—	70	—	6/25/2014	2009
Gander Mountain	Houston	TX	—	2,640	10,559	—	13,199	(960)	5/19/2014	2004
Garden Ridge	Stockbridge	GA	—	2,057	8,967	—	11,024	(920)	2/7/2014	1998
GE Aviation	Auburn	AL	24,133	1,627	30,920	—	32,547	(5,097)	11/21/2012	1995
GE Engine	Winfield	KS	—	1,078	5,087	7	6,172	(1,438)	5/6/2014	1951
General Electric	Longmont	CO	—	1,402	15,640	781	17,823	(1,962)	1/8/2014	1993
General Mills	Geneva	IL	16,555	7,457	22,371	—	29,828	(4,947)	5/23/2012	1998
General Mills	Fort Wayne	IN	—	2,533	48,130	—	50,663	(9,419)	10/18/2012	2012
General Service Administration	Birmingham	AL	—	1,400	8,830	—	10,230	(1,074)	11/5/2013	2005
General Service Administration	Mobile	AL	—	268	5,095	49	5,412	(993)	6/19/2012	1995
General Service Administration	North Birmingham	AL	—	2,982	19,982	—	22,964	(2,467)	11/5/2013	2005
General Service Administration	Springerville	AZ	—	148	2,810	348	3,306	(545)	7/2/2012	2006
General Service Administration	Craig	CO	—	129	1,159	—	1,288	(258)	12/30/2011	1995
General Service Administration	Cocoa	FL	500	253	1,435	15	1,703	(320)	12/13/2011	1995
General Service Administration	Stuart	FL	—	900	3,600	—	4,500	(751)	3/5/2012	2011
General Service Administration	Grangeville	ID	2,100	317	6,023	—	6,340	(1,256)	3/5/2012	2007
General Service Administration	Kansas City	KS	14,010	4,264	29,678	66	34,008	(3,519)	11/5/2013	2003
General Service Administration	Springfield	MO	—	131	2,489	—	2,620	(496)	5/15/2012	2011
General Service Administration	Albany	NY	10,137	2,470	11,836	107	14,413	(1,585)	11/5/2013	1995
General Service Administration	Freeport	NY	—	843	3,372	—	4,215	(734)	1/10/2012	1995
General Service Administration	Plattsburgh	NY	—	508	4,572	—	5,080	(891)	6/19/2012	2008
General Service Administration	Warren	PA	—	341	3,114	—	3,455	(609)	6/19/2012	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
General Service Administration	Ponce	PR	—	1,780	9,313	273	11,366	(1,412)	11/5/2013	1995
General Service Administration	Austin	TX	—	1,570	3,057	—	4,627	(478)	11/5/2013	2005
General Service Administration	Fort Worth	TX	—	477	4,294	(4)	4,767	(855)	5/9/2012	2010
General Service Administration	Gloucester	VA	—	287	1,628	—	1,915	(317)	6/20/2012	1995
Genlyte Thomas Group, LLC.	Franklin Park	IL	4,561	958	3,176	(1,337)	2,797	—	3/28/2014	1969
Giant Eagle	Gahanna	OH	—	3,549	16,736	—	20,285	(1,480)	2/7/2014	2002
Giant Eagle	Lancaster	OH	—	2,210	15,649	—	17,859	(1,345)	2/7/2014	2008
Glen's Market	Manistee	MI	—	294	6,694	—	6,988	(657)	2/7/2014	2009
Globe Energy Services	Hobbs	NM	—	358	1,129	—	1,487	(93)	6/12/2014	2013
Globe Energy Services	Big Springs	TX	—	426	599	—	1,025	(51)	6/25/2014	2012
Globe Energy Services	Levelland	TX	—	42	1,887	—	1,929	(154)	6/25/2014	1997
Globe Energy Services	Midland	TX	—	1,063	528	—	1,591	(45)	6/12/2014	2009
Globe Energy Services	Midland	TX	—	1,013	968	—	1,981	(73)	6/12/2014	2010
Globe Energy Services	Monahans	TX	—	50	538	—	588	(44)	6/12/2014	2011
Globe Energy Services	Odessa	TX	—	104	1,259	—	1,363	(84)	6/25/2014	1963
Globe Energy Services	Odessa	TX	—	500	3,891	—	4,391	(323)	6/12/2014	1963
Globe Energy Services	San Angelo	TX	—	821	1,658	—	2,479	(123)	6/12/2014	2012
Globe Energy Services	Snyder	TX	—	466	588	—	1,054	(52)	6/12/2014	2005
Globe Energy Services	Snyder	TX	—	174	1,189	—	1,363	(82)	6/12/2014	1975
GM Financial	Arlington	TX	24,301	7,901	35,553	—	43,454	(4,188)	11/5/2013	1998
GoFrac, LLC	Weatherford	TX	—	102	3,386	—	3,488	(527)	6/12/2014	2011
Golden Corral	Gilbert	AZ	—	871	2,910	—	3,781	(424)	6/27/2013	2006
Golden Corral	Goodyear	AZ	—	686	1,939	—	2,625	(283)	6/27/2013	2006
Golden Corral	Surprise	AZ	—	1,258	4,068	—	5,326	(593)	6/27/2013	2007
Golden Corral	Bakersfield	CA	—	2,664	2,078	—	4,742	(258)	2/7/2014	2011
Golden Corral	Palatka	FL	—	853	1,048	(471)	1,430	(24)	6/27/2013	1997
Golden Corral	Albany	GA	—	460	1,863	—	2,323	(263)	6/27/2013	1995
Golden Corral	Brunswick	GA	—	390	2,093	—	2,483	(295)	6/27/2013	1995
Golden Corral	Council Bluffs	IA	—	1,140	1,460	—	2,600	(206)	6/27/2013	1995
Golden Corral	Clarksville	IN	—	1,061	1,344	—	2,405	(193)	2/7/2014	2002
Golden Corral	Evansville	IN	—	670	2,707	—	3,377	(382)	6/27/2013	1995
Golden Corral	Fort Wayne	IN	—	820	1,935	(1,353)	1,402	(31)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Golden Corral	Kokomo	IN	—	780	2,107	—	2,887	(297)	6/27/2013	1995
Golden Corral	Richmond	IN	—	728	723	—	1,451	(90)	2/7/2014	2002
Golden Corral	Wichita	KS	—	560	1,306	—	1,866	(169)	7/31/2013	2000
Golden Corral	Elizabethtown	KY	—	760	2,753	(1,871)	1,642	(41)	6/27/2013	1995
Golden Corral	Henderson	KY	—	600	1,586	—	2,186	(224)	6/27/2013	1995
Golden Corral	Louisville	KY	—	1,020	1,173	—	2,193	(134)	2/7/2014	2001
Golden Corral	Nicholasville	KY	—	435	2,040	(939)	1,536	—	6/11/2014	2001
Golden Corral	Blue Springs	MO	—	810	1,346	(1,515)	641	(12)	6/27/2013	1995
Golden Corral	Independence	MO	—	1,425	2,437	—	3,862	(278)	2/7/2014	2010
Golden Corral	Flowood	MS	—	680	2,730	—	3,410	(385)	6/27/2013	1995
Golden Corral	Aberdeen	NC	—	690	1,566	—	2,256	(221)	6/27/2013	1995
Golden Corral	Burlington	NC	—	840	2,319	—	3,159	(327)	6/27/2013	1995
Golden Corral	Hickory	NC	—	260	2,658	—	2,918	(375)	6/27/2013	1995
Golden Corral	Bellevue	NE	—	520	1,433	—	1,953	(202)	6/27/2013	1995
Golden Corral	Lincoln	NE	—	300	2,930	—	3,230	(413)	6/27/2013	1995
Golden Corral	Farmington	NM	—	270	3,174	(1,163)	2,281	(68)	6/27/2013	1995
Golden Corral	Roswell	NM	—	203	600	—	803	(87)	6/27/2013	2000
Golden Corral	Akron	OH	—	640	2,133	—	2,773	(212)	2/7/2014	2003
Golden Corral	Beavercreek	OH	—	713	1,858	—	2,571	(178)	2/7/2014	2000
Golden Corral	Canton	OH	—	647	2,135	—	2,782	(225)	2/7/2014	2002
Golden Corral	Cincinnati	OH	—	694	2,066	—	2,760	(215)	2/7/2014	1999
Golden Corral	Cleveland	OH	—	1,109	2,315	—	3,424	(224)	2/7/2014	2004
Golden Corral	Columbus	OH	—	770	2,476	—	3,246	(349)	6/27/2013	1995
Golden Corral	Dayton	OH	—	579	1,429	—	2,008	(149)	2/7/2014	2000
Golden Corral	Dayton	OH	—	774	2,766	—	3,540	(282)	2/7/2014	2002
Golden Corral	Elyria	OH	—	1,167	1,599	—	2,766	(157)	2/7/2014	2004
Golden Corral	Fairfield	OH	—	859	1,135	—	1,994	(116)	2/7/2014	1999
Golden Corral	Grove City	OH	—	926	1,859	—	2,785	(184)	2/7/2014	2007
Golden Corral	Northfield	OH	—	947	1,061	—	2,008	(102)	2/7/2014	2004
Golden Corral	Ontario	OH	—	616	2,412	—	3,028	(251)	2/7/2014	2004
Golden Corral	Springfield	OH	—	619	1,142	—	1,761	(110)	2/7/2014	2000
Golden Corral	Toledo	OH	—	838	3,333	—	4,171	(321)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Golden Corral	Zanesville	OH	—	487	2,030	—	2,517	(296)	6/27/2013	2002
Golden Corral	Midwest City	OK	—	1,175	1,708	(983)	1,900	(34)	6/27/2013	1991
Golden Corral	Norman	OK	—	345	2,107	—	2,452	(307)	6/27/2013	1994
Golden Corral	Tulsa	OK	—	280	3,890	—	4,170	(548)	6/27/2013	1995
Golden Corral	Monroeville	PA	—	1,647	849	—	2,496	(63)	2/7/2014	1982
Golden Corral	Rock Hill	SC	—	320	2,130	—	2,450	(300)	6/27/2013	1995
Golden Corral	Cookeville	TN	—	800	1,937	—	2,737	(273)	6/27/2013	1995
Golden Corral	Baytown	TX	—	596	1,788	—	2,384	(232)	7/31/2013	1998
Golden Corral	College Station	TX	—	1,265	1,718	—	2,983	(250)	6/27/2013	1990
Golden Corral	Harlingen	TX	—	832	3,037	(2,120)	1,749	—	6/27/2013	1990
Golden Corral	Houston	TX	—	1,147	2,447	(64)	3,530	(357)	6/27/2013	1995
Golden Corral	San Angelo	TX	—	644	1,702	—	2,346	(183)	2/7/2014	2012
Golden Corral	Spring	TX	—	3,342	1,207	—	4,549	(160)	2/7/2014	2011
Golden Corral	Texarkana	TX	—	758	3,031	—	3,789	(393)	7/31/2013	2001
Golden Corral	Bristol	VA	—	750	2,276	—	3,026	(321)	6/27/2013	1995
Golden Corral	Rock Springs	WY	—	354	90	—	444	(13)	6/27/2013	1995
Gold's Gym	Broken Arrow	OK	—	1,661	6,565	—	8,226	(704)	2/7/2014	2009
Goodfire BBQ	San Antonio	TX	—	350	341	—	691	(48)	6/27/2013	1995
Goodyear	Cumming	GA	—	534	2,516	—	3,050	(237)	2/7/2014	2010
Goodyear	Cumming	GA	—	1,085	1,915	—	3,000	(192)	2/7/2014	2010
Goodyear	Mcdonough	GA	11,692	1,797	21,264	—	23,061	(2,572)	1/8/2014	1995
Goodyear	Stockbridge	GA	14,234	1,222	32,119	—	33,341	(4,016)	1/8/2014	1995
Goodyear	Dekalb	IL	21,350	4,476	44,516	—	48,992	(5,563)	1/8/2014	1999
Goodyear	Lockbourne	OH	13,929	3,107	28,868	—	31,975	(3,455)	1/8/2014	1998
Goodyear	York	PA	24,197	1,980	53,396	—	55,376	(6,316)	1/8/2014	2001
Goodyear	Columbia	SC	—	656	2,077	—	2,733	(200)	2/7/2014	2010
Goodyear	Corpus Christi	TX	—	753	1,737	—	2,490	(163)	2/7/2014	2008
Goodyear	Terrell	TX	16,267	2,516	34,804	—	37,320	(4,343)	1/8/2014	1998
Grandy's	Hobbs	NM	—	815	—	—	815	—	6/27/2013	1995
Grandy's	Ardmore	OK	—	454	—	—	454	—	6/27/2013	1995
Grandy's	Moore	OK	—	320	428	—	748	(60)	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	260	380	—	640	(54)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Grandy's	Oklahoma City	OK	—	320	289	—	609	(41)	6/27/2013	1995
Grandy's	Abilene	TX	—	803	—	—	803	—	6/27/2013	1995
Grandy's	Arlington	TX	—	734	—	—	734	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	773	—	—	773	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	847	—	—	847	—	6/27/2013	1986
Grandy's	Dallas	TX	—	725	—	—	725	—	7/31/2013	1981
Grandy's	Dallas	TX	—	357	—	—	357	—	7/31/2013	1984
Grandy's	Fort Worth	TX	—	777	—	—	777	—	6/27/2013	1995
Grandy's	Fort Worth	TX	—	811	—	—	811	—	6/27/2013	1985
Grandy's	Garland	TX	—	623	—	—	623	—	6/27/2013	1980
Grandy's	Garland	TX	—	859	—	—	859	—	6/27/2013	1985
Grandy's	Greenville	TX	—	847	—	—	847	—	7/31/2013	1979
Grandy's	Irving	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Lancaster	TX	—	780	—	—	780	—	6/27/2013	1984
Grandy's	Lubbock	TX	—	694	—	(69)	625	—	6/27/2013	1979
Grandy's	Mesquite	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Plano	TX	—	871	—	—	871	—	6/27/2013	1980
Great Clips	Lombard	IL	—	84	100	—	184	(14)	6/27/2013	1973
Greene's Energy Group	Broussard	LA	—	455	6,022	—	6,477	(363)	6/12/2014	1980
Habanero's Mexican Grill	Hueytown	AL	—	60	639	—	699	(90)	6/27/2013	1995
Hanesbrands	Rural Hall	NC	18,100	1,798	41,214	(50)	42,962	(3,409)	2/7/2014	1992
Hanesbrands	Rural Hall	NC	17,990	1,082	22,565	—	23,647	(4,337)	12/21/2012	1989
Hardee's	Morrilton	AR	—	175	937	—	1,112	(93)	3/28/2014	1986
Hardee's	Jacksonville	FL	—	875	583	—	1,458	(76)	7/31/2013	1993
Hardee's	Pace	FL	—	419	435	—	854	(61)	6/27/2013	1991
Hardee's	Williston	FL	—	395	553	—	948	(78)	6/27/2013	1992
Hardee's	Alma	GA	—	80	502	(65)	517	(14)	6/27/2013	1995
Hardee's	Bremen	GA	—	129	518	—	647	(67)	7/31/2013	1980
Hardee's	Brunswick	GA	—	200	494	(171)	523	—	6/27/2013	1995
Hardee's	Canton	GA	—	488	539	—	1,027	(76)	6/27/2013	1983
Hardee's	Claxton	GA	—	170	469	(66)	573	(13)	6/27/2013	1995
Hardee's	Glennville	GA	—	170	450	(63)	557	(12)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Hardee's	Hazlehurst	GA	—	300	263	(42)	521	(7)	6/27/2013	1995
Hardee's	Metter	GA	—	230	369	(54)	545	(10)	6/27/2013	1995
Hardee's	Richmond Hill	GA	—	390	149	(30)	509	(6)	6/27/2013	1995
Hardee's	Savannah	GA	—	130	456	(63)	523	(12)	6/27/2013	1995
Hardee's	Swainsboro	GA	—	470	107	(26)	551	(3)	6/27/2013	1995
Hardee's	Vidalia	GA	—	220	377	(55)	542	(10)	6/27/2013	1995
Hardee's	Mount Vernon	IA	—	320	480	—	800	(68)	6/27/2013	1987
Hardee's	Belleville	IL	—	269	467	—	736	(66)	6/27/2013	1987
Hardee's	Indian Trail	NC	—	777	553	—	1,330	(73)	6/27/2013	1992
Hardee's	Old Fort	NC	—	300	904	—	1,204	(123)	6/27/2013	1995
Hardee's	Sparta	NC	—	372	346	—	718	(49)	6/27/2013	1983
Hardee's	Akron	OH	—	207	483	—	690	(63)	7/31/2013	1990
Hardee's	Jefferson	OH	—	242	363	—	605	(47)	7/31/2013	1989
Hardee's	Minerva	OH	—	214	321	—	535	(42)	7/31/2013	1990
Hardee's	Seville	OH	—	151	454	—	605	(59)	7/31/2013	1989
Hardee's	Aiken	SC	—	220	450	—	670	(61)	6/27/2013	1995
Hardee's	Chapin	SC	—	380	741	—	1,121	(101)	6/27/2013	1995
Hardee's	Chester	SC	—	586	563	—	1,149	(47)	7/31/2013	1994
Hardee's	Bloomingdale	TN	—	270	844	—	1,114	(115)	6/27/2013	1995
Hardee's	Clinton	TN	—	390	893	—	1,283	(122)	6/27/2013	1995
Hardee's	Crossville	TN	—	300	689	—	989	(94)	6/27/2013	1995
Hardee's	Erwin	TN	—	346	406	—	752	(57)	6/27/2013	1982
Hardee's	Morristown	TN	—	353	431	—	784	(56)	7/31/2013	1991
Hardee's	Springfield	TN	—	343	515	—	858	(67)	7/31/2013	1990
Hardee's	Beaver	WV	—	217	318	—	535	(45)	6/27/2013	2008
Hardee's / Red Burrito	Attalla	AL	—	220	896	—	1,116	(122)	6/27/2013	1995
Harley Davidson	Round Rock	TX	—	1,688	9,563	—	11,251	(1,399)	7/31/2013	2008
Harps Grocery	Cabot	AR	—	270	4,664	—	4,934	(479)	2/7/2014	2014
Harps Grocery	Haskell	AR	—	499	3,281	—	3,780	(331)	2/7/2014	2012
Harps Grocery	Hot Springs	AR	—	592	4,353	—	4,945	(437)	2/7/2014	2013
Harps Grocery	Hot Springs	AR	—	839	4,486	—	5,325	(429)	2/7/2014	2013
Harps Grocery	Searcy	AR	—	705	4,159	—	4,864	(404)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Harps Grocery	West Fork	AR	—	635	4,708	—	5,343	(460)	2/7/2014	2013
Harps Grocery	Poplar Bluff	MO	—	572	2,991	4	3,567	(140)	2/21/2014	2014
Harps Grocery	Inola	OK	—	130	3,387	—	3,517	(321)	3/5/2014	2014
Harris Teeter	Durham	NC	1,910	3,239	—	—	3,239	—	2/7/2014	2009
Hartford Insurance	Santee	CA	11,910	2,400	7,312	44	9,756	(1,268)	2/21/2014	1995
Harvey's Grill & Bar	Saginaw	MI	—	230	647	—	877	(94)	6/27/2013	1997
Hayden's Grill & Bar	Canton	MI	—	160	693	—	853	(101)	6/27/2013	1995
Healthnow	Buffalo	NY	42,500	2,569	89,399	—	91,968	(6,712)	2/7/2014	2007
Heritage Cove Center	Gun Barrel City	TX	—	241	383	—	624	(54)	6/27/2013	2008
HH Gregg	Joliet	IL	—	1,834	1,585	—	3,419	(201)	2/7/2014	2011
HH Gregg	Merrillville	IN	—	511	4,768	—	5,279	(504)	2/7/2014	2011
HH Gregg	Chesterfield	MO	—	1,537	4,123	—	5,660	(438)	2/7/2014	2012
HH Gregg	North Fayette	PA	—	1,990	2,700	—	4,690	(252)	2/7/2014	1999
HH Gregg	North Charleston	SC	—	2,193	4,636	—	6,829	(496)	2/7/2014	2008
High Grove Center	Glendale Heights	IL	4,661	1,019	3,926	103	5,048	(429)	2/21/2014	1987
Hobby Lobby	Avon	IN	—	1,439	5,855	—	7,294	(546)	2/7/2014	2007
Hobby Lobby	Kannapolis	NC	—	1,929	4,227	—	6,156	(411)	2/7/2014	2004
Hobby Lobby	Columbia	TN	—	951	2,467	38	3,456	(270)	2/26/2014	1986
Hobby Lobby	Logan	UT	—	2,683	3,079	—	5,762	(325)	2/7/2014	2008
Home Depot	Tolleson	AZ	—	6,607	23,772	—	30,379	(2,152)	2/7/2014	2010
Home Depot	Tucson	AZ	—	6,251	—	—	6,251	—	2/7/2014	2005
Home Depot	San Diego	CA	6,650	12,518	—	—	12,518	—	2/7/2014	1998
Home Depot	Evans	GA	—	4,583	—	—	4,583	—	2/7/2014	2009
Home Depot	Kennesaw	GA	—	1,809	12,331	—	14,140	(1,066)	2/7/2014	2012
Home Depot	Slidell	LA	1,996	5,131	—	—	5,131	—	2/7/2014	1998
Home Depot	Las Vegas	NV	—	7,907	—	—	7,907	—	2/7/2014	1998
Home Depot	Columbia	SC	—	2,911	15,463	—	18,374	(4,329)	11/9/2009	2009
Home Depot	Odessa	TX	—	1,599	—	—	1,599	—	2/7/2014	1998
Home Depot	Winchester	VA	—	3,955	18,405	—	22,360	(2,034)	2/7/2014	2008
Home Town Buffet	Oxnard	CA	—	195	1,044	—	1,239	(145)	1/8/2014	1998
Home Town Buffet	Rialto	CA	—	265	1,261	—	1,526	(246)	1/8/2014	1998
Home Town Buffet	San Marcos	CA	—	195	1,044	—	1,239	(166)	1/8/2014	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Home Town Buffet	Santa Maria	CA	—	191	1,006	—	1,197	(122)	1/8/2014	2002
Home Town Buffet	Santee	CA	—	265	1,261	—	1,526	(222)	1/8/2014	1995
Home Town Buffet	Newark	DE	—	177	1,129	—	1,306	(174)	1/8/2014	1983
Home Town Buffet	Peoria	IL	—	195	1,013	—	1,208	(159)	1/8/2014	2000
Home Town Buffet	Deptford	NJ	—	195	1,044	—	1,239	(139)	1/8/2014	2005
Home Town Buffet	Philadelphia	PA	—	195	1,044	—	1,239	(93)	1/8/2014	1997
Home Town Buffet	El Paso	TX	—	246	1,248	—	1,494	(187)	1/8/2014	1995
Home Town Buffet	Union Gap	WA	—	253	1,320	—	1,573	(246)	1/8/2014	2002
Hooley House Sports Pub	Brooklyn	OH	—	291	321	—	612	(47)	6/27/2013	2000
Huntington National Bank	Conneaut	OH	—	205	477	6	688	(57)	10/1/2013	1971
Huntington National Bank	Jefferson	OH	—	255	765	7	1,027	(91)	10/1/2013	1963
Hy-Vee	Vermillion	SD	2,922	409	3,684	—	4,093	(701)	4/8/2013	1986
IEA, Inc.	Kenosha	WI	7,282	2,280	2,358	—	4,638	(503)	2/21/2014	1997
IFM Efectors	Malvern	PA	—	1,816	—	9,747	11,563	(166)	8/27/2014	2014
Igloo	Katy	TX	—	5,617	38,470	—	44,087	(3,333)	2/7/2014	2004
IHOP	Auburn	AL	—	1,111	933	—	2,044	(136)	6/27/2013	1998
IHOP	Homewood	AL	—	610	1,762	—	2,372	(248)	6/27/2013	1995
IHOP	Montgomery	AL	—	941	—	—	941	—	6/27/2013	1998
IHOP	Castle Rock	CO	—	320	2,334	—	2,654	(329)	6/27/2013	1995
IHOP	Greeley	CO	—	120	1,538	—	1,658	(217)	6/27/2013	1995
IHOP	Pueblo	CO	—	330	1,589	—	1,919	(224)	6/27/2013	1995
IHOP	Stockbridge	GA	—	580	2,091	(708)	1,963	(49)	6/27/2013	1995
IHOP	Bossier City	LA	—	541	1,342	—	1,883	(195)	6/27/2013	1998
IHOP	Natchitoches	LA	—	750	89	—	839	(13)	6/27/2013	1995
IHOP	Roseville	MI	—	340	1,071	—	1,411	(151)	6/27/2013	1995
IHOP	Warren	MI	—	605	830	—	1,435	(121)	6/27/2013	1996
IHOP	Kansas City	MO	—	630	1,002	—	1,632	(141)	6/27/2013	1995
IHOP	Southaven	MS	—	350	2,108	—	2,458	(297)	6/27/2013	1995
IHOP	Poughkeepsie	NY	—	430	1,129	(313)	1,246	(28)	6/27/2013	1995
IHOP	Greenville	SC	—	610	1,551	—	2,161	(219)	6/27/2013	1995
IHOP	Clarksville	TN	—	530	1,346	—	1,876	(190)	6/27/2013	1995
IHOP	Memphis	TN	—	750	2,009	(809)	1,950	(45)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
IHOP	Murfreesboro	TN	—	600	1,687	—	2,287	(238)	6/27/2013	1995
IHOP	Baytown	TX	—	698	1,297	—	1,995	(168)	7/31/2013	1998
IHOP	Corpus Christi	TX	—	1,176	—	—	1,176	—	7/31/2013	1995
IHOP	Fort Worth	TX	—	560	1,879	—	2,439	(265)	6/27/2013	1995
IHOP	Houston	TX	—	760	2,462	—	3,222	(347)	6/27/2013	1995
IHOP	Killeen	TX	—	380	1,028	—	1,408	(145)	6/27/2013	1995
IHOP	Lake Jackson	TX	—	370	2,018	—	2,388	(284)	6/27/2013	1995
IHOP	Leon Valley	TX	—	650	2,055	—	2,705	(367)	6/27/2013	1995
IHOP	Auburn	WA	—	780	1,878	—	2,658	(265)	6/27/2013	1995
Indi's Fast Food	Louisville	KY	—	292	157	(54)	395	(4)	7/31/2013	1972
Ingersoll Rand	Annandale	NJ	—	1,367	14,223	(90)	15,500	(2,405)	4/30/2014	1999
Ingram Micro	Amherst	NY	—	4,107	20,347	—	24,454	(1,771)	6/25/2014	1986
Intertek USA	Deer Park	TX	2,937	588	3,210	—	3,798	(277)	2/21/2014	1995
Invensys Systems	Foxboro	MA	—	11,784	—	27,888	39,672	(747)	6/27/2014	1965
Invesco Holding Company	Denver	CO	43,700	12,648	66,398	353	79,399	(7,745)	11/5/2013	2001
Iron Chef Super Buffet	Kissimmee	FL	—	297	127	—	424	(17)	7/31/2013	2000
Iron Mountain	Columbus	OH	—	405	3,642	1,261	5,308	(735)	9/28/2012	1954
Iron Mountain	Mohnton	PA	—	197	6,152	—	6,349	(435)	7/2/2014	1979
IRS Gateway Center	Covington	KY	—	3,120	80,689	—	83,809	(5,244)	6/5/2014	1994
Irving Oil	Belfast	ME	—	339	698	—	1,037	(82)	2/7/2014	1997
Irving Oil	Bethel	ME	—	182	331	—	513	(40)	2/7/2014	1990
Irving Oil	Boothbay Harbor	ME	—	413	550	—	963	(69)	2/7/2014	1993
Irving Oil	Caribou	ME	—	187	404	—	591	(47)	2/7/2014	1990
Irving Oil	Fort Kent	ME	—	358	352	—	710	(49)	2/7/2014	1973
Irving Oil	Kennebunk	ME	—	469	541	—	1,010	(71)	2/7/2014	1980
Irving Oil	Lincoln	ME	—	360	360	—	720	(44)	2/7/2014	1994
Irving Oil	Orono	ME	—	228	272	—	500	(32)	2/7/2014	1984
Irving Oil	Saco	ME	—	619	222	—	841	(38)	2/7/2014	1995
Irving Oil	Skowhegan	ME	—	541	492	—	1,033	(65)	2/7/2014	1988
Irving Oil	Conway	NH	—	173	525	—	698	(58)	2/7/2014	2004
Irving Oil	Dover	NH	—	380	717	—	1,097	(82)	2/7/2014	1988
Irving Oil	Rochester	NH	—	290	747	—	1,037	(83)	2/7/2014	1970

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Irving Oil	Dummerston	VT	—	185	353	—	538	(46)	2/7/2014	1993
Irving Oil	Rutland	VT	—	249	220	—	469	(26)	2/7/2014	1984
Irving Oil	Westminster	VT	—	108	437	—	545	(51)	2/7/2014	1990
Jack in the Box	Avondale	AZ	—	110	2,237	—	2,347	(305)	6/27/2013	1995
Jack in the Box	Chandler	AZ	—	450	1,447	—	1,897	(197)	6/27/2013	1995
Jack in the Box	Folsom	CA	—	280	2,423	—	2,703	(330)	6/27/2013	1995
Jack in the Box	Fresno	CA	—	190	1,810	—	2,000	(247)	6/27/2013	1995
Jack in the Box	Sacramento	CA	—	476	1,110	—	1,586	(144)	7/31/2013	1991
Jack in the Box	West Sacramento	CA	—	590	1,710	—	2,300	(233)	6/27/2013	1995
Jack in the Box	Burley	ID	—	240	1,430	—	1,670	(195)	6/27/2013	1995
Jack in the Box	Belleville	IL	—	200	966	—	1,166	(132)	6/27/2013	1995
Jack in the Box	Walker	LA	—	543	1,196	—	1,739	(168)	6/27/2013	2001
Jack in the Box	Florissant	MO	—	502	1,515	—	2,017	(206)	6/27/2013	1995
Jack in the Box	St. Louis	MO	—	420	1,494	—	1,914	(204)	6/27/2013	1995
Jack in the Box	Salem	OR	—	580	1,301	—	1,881	(177)	6/27/2013	1995
Jack in the Box	Tigard	OR	—	620	1,361	—	1,981	(185)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,325	—	1,745	(180)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,365	—	1,785	(186)	6/27/2013	1995
Jack in the Box	Cleburne	TX	—	291	1,647	—	1,938	(214)	7/31/2013	2000
Jack in the Box	Corinth	TX	—	400	1,416	—	1,816	(193)	6/27/2013	1995
Jack in the Box	Farmers Branch	TX	—	460	1,640	—	2,100	(223)	6/27/2013	1995
Jack in the Box	Fort Worth	TX	—	490	1,702	—	2,192	(232)	6/27/2013	1995
Jack in the Box	Georgetown	TX	—	600	1,508	—	2,108	(206)	6/27/2013	1995
Jack in the Box	Granbury	TX	—	380	1,449	—	1,829	(197)	6/27/2013	1995
Jack in the Box	Grand Prairie	TX	—	600	1,856	—	2,456	(253)	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	470	1,344	—	1,814	(183)	6/27/2013	1995
Jack in the Box	Gun Barrel City	TX	—	300	961	—	1,261	(131)	6/27/2013	1995
Jack in the Box	Houston	TX	—	460	1,437	—	1,897	(196)	6/27/2013	1995
Jack in the Box	Houston	TX	—	390	1,172	—	1,562	(160)	6/27/2013	1995
Jack in the Box	Houston	TX	—	330	1,845	—	2,175	(251)	6/27/2013	1995
Jack in the Box	Houston	TX	—	410	1,621	—	2,031	(221)	6/27/2013	1995
Jack in the Box	Houston	TX	—	450	1,396	—	1,846	(190)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Jack in the Box	Hutchins	TX	—	330	1,363	—	1,693	(186)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	440	1,544	—	1,984	(210)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	450	1,563	—	2,013	(213)	6/27/2013	1995
Jack in the Box	Mesquite	TX	—	560	1,652	—	2,212	(225)	6/27/2013	1995
Jack in the Box	Missouri City	TX	—	451	837	—	1,288	(109)	7/31/2013	1991
Jack in the Box	Nacogdoches	TX	—	340	1,320	—	1,660	(180)	6/27/2013	1995
Jack in the Box	Orange	TX	—	270	1,661	—	1,931	(226)	6/27/2013	1995
Jack in the Box	Port Arthur	TX	—	460	1,405	—	1,865	(191)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	400	1,244	—	1,644	(169)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	470	1,256	—	1,726	(171)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	350	1,249	—	1,599	(170)	6/27/2013	1995
Jack in the Box	Spring	TX	—	570	1,340	—	1,910	(183)	6/27/2013	1995
Jack in the Box	Spring	TX	—	450	1,487	—	1,937	(203)	6/27/2013	1995
Jack in the Box	Texas City	TX	—	454	844	—	1,298	(119)	6/27/2013	1991
Jack in the Box	Tyler	TX	—	450	1,025	—	1,475	(140)	6/27/2013	1995
Jack in the Box	Weatherford	TX	—	480	1,329	—	1,809	(181)	6/27/2013	1995
Jack in the Box	Enumclaw	WA	—	380	1,238	—	1,618	(169)	6/27/2013	1995
Jeremiah's Italian Ice	Winter Springs	FL	—	734	—	—	734	—	7/31/2013	1995
Jiffy Lube	Houston	TX	—	423	1,037	—	1,460	(78)	6/9/2014	2008
Jo-Ann's	Shakopee	MN	—	994	1,807	—	2,801	(169)	2/7/2014	2012
Joe's Crab Shack	Lilburn	GA	—	800	1,917	(777)	1,940	(43)	6/27/2013	1995
Joe's Crab Shack	Houston	TX	—	900	1,749	—	2,649	(247)	6/27/2013	1995
John Deere	Davenport	IA	—	1,161	22,052	(14)	23,199	(4,875)	5/31/2012	2003
Johnny Carinos	Rogers	AR	—	997	2,540	—	3,537	(370)	6/27/2013	2001
Johnny Carinos	Columbus	IN	—	809	1,888	—	2,697	(267)	8/30/2013	2004
Johnny Carinos	Muncie	IN	—	540	2,160	—	2,700	(305)	8/30/2013	2003
Johnny Carinos	Amarillo	TX	—	993	2,317	—	3,310	(339)	7/31/2013	2001
Johnny Carinos	Grand Prairie	TX	—	997	2,327	—	3,324	(340)	7/31/2013	2001
Johnny Carinos	Houston	TX	—	1,328	2,656	—	3,984	(387)	6/27/2013	2002
Johnny Carinos	Midland	TX	—	998	2,329	—	3,327	(341)	7/31/2013	2000
Johnny Carinos	San Angelo	TX	—	769	2,306	—	3,075	(337)	7/31/2013	2005
Johnson Controls	Pinellas Park	FL	16,200	4,538	23,842	—	28,380	(3,091)	11/5/2013	2001

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Kaiser Permanente	Cupertino	CA	—	14,236	42,708	—	56,944	(6,375)	2/20/2013	1969
Katun Corp.	Davenport	IA	—	454	7,485	—	7,939	(519)	5/6/2014	1993
KeKe's Breakfast Cafe	Winter Springs	FL	—	550	1,668	(523)	1,695	(40)	6/27/2013	1995
Kentucky Fried Chicken	Bloomington	IL	—	576	1,466	—	2,042	(207)	6/27/2013	2004
Kentucky Fried Chicken	Charleston	IL	—	282	1,514	—	1,796	(213)	6/27/2013	2003
Kentucky Fried Chicken	Decatur	IL	—	276	1,619	—	1,895	(228)	6/27/2013	2001
Kentucky Fried Chicken	Mattoon	IL	—	113	1,019	—	1,132	(132)	7/31/2013	1973
Kentucky Fried Chicken	Rockford	IL	—	201	1,142	—	1,343	(148)	7/31/2013	1995
Kentucky Fried Chicken	Springfield	IL	—	267	1,068	—	1,335	(139)	7/31/2013	1987
Kentucky Fried Chicken	Springfield	IL	—	212	1,203	—	1,415	(156)	7/31/2013	1987
Kentucky Fried Chicken	Dolton	IL	—	167	946	—	1,113	(123)	7/31/2013	1975
Kentucky Fried Chicken	Elmhurst	IL	—	242	969	—	1,211	(126)	7/31/2013	1990
Kentucky Fried Chicken	Hazel Crest	IL	—	153	1,376	—	1,529	(178)	7/31/2013	1982
Kentucky Fried Chicken	Homewood	IL	—	660	1,541	—	2,201	(200)	7/31/2013	1992
Kentucky Fried Chicken	Matteson	IL	—	399	2,259	—	2,658	(293)	7/31/2013	1973
Kentucky Fried Chicken	Oak Forest	IL	—	185	1,047	—	1,232	(136)	7/31/2013	1955
Kentucky Fried Chicken	Westchester	IL	—	238	952	—	1,190	(124)	7/31/2013	1973
Kentucky Fried Chicken	Crawfordsville	IN	—	159	1,068	—	1,227	(150)	6/27/2013	1979
Kentucky Fried Chicken	Franklin	IN	—	205	1,375	—	1,580	(194)	6/27/2013	1976
Kentucky Fried Chicken	Greenwood	IN	—	339	1,405	—	1,744	(198)	6/27/2013	1976
Kentucky Fried Chicken	Burnsville	MN	—	267	267	—	534	(35)	7/31/2013	1988
Kentucky Fried Chicken	Deming	NM	—	220	691	—	911	(94)	6/27/2013	1995
Kentucky Fried Chicken	Las Cruces	NM	—	270	498	—	768	(68)	6/27/2013	1995
Kentucky Fried Chicken	Warren	OH	—	426	640	(87)	979	(16)	7/31/2013	1987
Kentucky Fried Chicken	New Kensington	PA	—	324	487	(68)	743	(12)	7/31/2013	1967
Kentucky Fried Chicken	Greenville	TX	—	119	585	(131)	573	(14)	6/27/2013	1988
Kentucky Fried Chicken	Appleton	WI	—	350	874	—	1,224	(119)	6/27/2013	1995
Kentucky Fried Chicken / A&W	Granite City	IL	—	102	1,083	—	1,185	(153)	6/27/2013	1987
Kentucky Fried Chicken / A&W	Allison Park	PA	—	246	683	—	929	(96)	6/27/2013	1978
Kentucky Fried Chicken / A&W	Germantown	WI	—	368	913	—	1,281	(129)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Green Bay	WI	—	208	1,022	—	1,230	(144)	6/27/2013	1986
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	396	773	—	1,169	(109)	6/27/2013	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	281	795	—	1,076	(112)	6/27/2013	1992
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	89	750	—	839	(106)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	197	975	—	1,172	(137)	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	138	924	—	1,062	(130)	6/27/2013	1992
Kentucky Fried Chicken / A&W	South Milwaukee	WI	—	197	695	—	892	(98)	6/27/2013	1993
Kentucky Fried Chicken / A&W	Wauwatosa	WI	—	135	615	—	750	(87)	6/27/2013	1992
Kentucky Fried Chicken / A&W	West Bend	WI	—	185	705	—	890	(99)	6/27/2013	1972
Ker's WingHouse Bar and Grill	Brandon	FL	—	340	654	—	994	(92)	6/27/2013	1995
Ker's WingHouse Bar and Grill	Clearwater	FL	—	550	627	—	1,177	(88)	6/27/2013	1995
Kettle Restaurant	San Antonio	TX	—	168	206	—	374	(27)	7/31/2013	1965
Key Bank	Spencerport	NY	—	59	1,112	—	1,171	(152)	6/5/2013	1960
Key Bank	Berea	OH	—	234	1,326	8	1,568	(157)	10/1/2013	1958
Kirklands	Wilmington	NC	—	1,127	1,061	—	2,188	(107)	2/7/2014	2004
Kohl's	Monrovia	CA	8,700	8,052	7,891	—	15,943	(746)	2/7/2014	1982
Kohl's	Tavares	FL	4,670	4,173	—	—	4,173	—	2/7/2014	2008
Kohl's	Fort Dodge	IA	—	1,431	3,109	—	4,540	(295)	2/7/2014	2011
Kohl's	Salina	KS	—	964	5,009	—	5,973	(424)	2/7/2014	2009
Kohl's	Howell	MI	7,705	547	10,399	—	10,946	(2,039)	3/28/2013	2003
Kohl's	Saginaw	MI	—	1,110	6,932	—	8,042	(585)	2/7/2014	2011
Kohl's	Columbia	SC	—	1,532	14,561	—	16,093	(1,168)	2/7/2014	2007
Kohl's	Spartanburg	SC	—	2,984	5,842	—	8,826	(527)	2/7/2014	2006
Kohl's	Brownsville	TX	—	2,756	3,423	—	6,179	(325)	2/7/2014	2007
Kohl's	Mcallen	TX	3,570	1,286	7,321	—	8,607	(638)	2/7/2014	2005
Kohl's	Rice Lake	WI	—	1,268	7,788	—	9,056	(660)	2/7/2014	2011
Kroger	Calhoun	GA	—	—	6,279	—	6,279	(666)	11/5/2013	1996
Kroger	Lithonia	GA	—	—	6,250	—	6,250	(663)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,574	—	7,574	(803)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,691	—	7,691	(816)	11/5/2013	1993
Kroger	Frankfort	KY	—	—	5,794	—	5,794	(615)	11/5/2013	1995
Kroger	Georgetown	KY	—	—	6,742	—	6,742	(715)	11/5/2013	1995
Kroger	Madisonville	KY	—	—	5,715	—	5,715	(606)	11/5/2013	1996
Kroger	Murray	KY	—	—	6,165	—	6,165	(654)	11/5/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Kroger	Owensboro	KY	—	—	6,073	—	6,073	(644)	11/5/2013	1996
Kroger	Franklin	TN	—	—	7,782	—	7,782	(825)	11/5/2013	1996
Kroger	Knoxville	TN	—	—	7,642	—	7,642	(811)	11/5/2013	1996
Krystal	Greenville	AL	—	195	1,147	—	1,342	(156)	6/27/2013	1995
Krystal	Huntsville	AL	—	348	811	—	1,159	(155)	4/23/2013	1960
Krystal	Huntsville	AL	—	352	654	—	1,006	(125)	4/23/2013	1971
Krystal	Huntsville	AL	—	305	712	—	1,017	(127)	6/10/2013	1985
Krystal	Montgomery	AL	—	259	1,036	—	1,295	(240)	9/21/2012	1964
Krystal	Montgomery	AL	—	560	829	—	1,389	(113)	6/27/2013	1995
Krystal	Montgomery	AL	—	303	562	—	865	(107)	4/23/2013	1962
Krystal	Montgomery	AL	—	502	613	—	1,115	(117)	4/23/2013	1962
Krystal	Scottsboro	AL	—	20	1,157	—	1,177	(158)	6/27/2013	1995
Krystal	Tuscaloosa	AL	—	206	1,165	—	1,371	(270)	9/21/2012	1976
Krystal	Valley	AL	—	297	694	—	991	(132)	4/23/2013	1979
Krystal	Vestavia Hills	AL	—	342	513	—	855	(98)	4/23/2013	1995
Krystal	Jacksonville	FL	—	574	574	—	1,148	(133)	9/21/2012	1990
Krystal	Orlando	FL	—	372	372	—	744	(86)	9/21/2012	1994
Krystal	Orlando	FL	—	669	446	—	1,115	(103)	9/21/2012	1995
Krystal	Plant City	FL	—	355	533	—	888	(123)	9/21/2012	2012
Krystal	St. Augustine	FL	—	411	411	—	822	(95)	9/21/2012	2012
Krystal	Albany	GA	—	309	721	—	1,030	(167)	9/21/2012	1962
Krystal	Atlanta	GA	—	166	664	—	830	(154)	9/21/2012	1973
Krystal	Augusta	GA	—	365	851	—	1,216	(197)	9/21/2012	1979
Krystal	Columbus	GA	—	622	934	—	1,556	(216)	9/21/2012	1977
Krystal	Decatur	GA	—	94	533	—	627	(123)	9/21/2012	1965
Krystal	East Point	GA	—	221	664	—	885	(150)	10/26/2012	1984
Krystal	Macon	GA	—	325	759	—	1,084	(176)	9/21/2012	1962
Krystal	Milledgeville	GA	—	261	609	—	870	(141)	9/21/2012	2011
Krystal	Snellville	GA	—	466	466	—	932	(108)	9/21/2012	1981
Krystal	Corinth	MS	—	279	652	—	931	(124)	4/23/2013	2007
Krystal	Gulfport	MS	—	215	861	—	1,076	(200)	9/21/2012	2011
Krystal	Pearl	MS	—	426	638	—	1,064	(148)	9/21/2012	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Krystal	Chattanooga	TN	—	336	784	—	1,120	(182)	9/21/2012	2010
Krystal	Chattanooga	TN	—	186	328	—	514	(22)	6/27/2013	1995
Krystal	Chattanooga	TN	—	440	659	—	1,099	(126)	4/23/2013	1983
Krystal	Knoxville	TN	—	369	246	—	615	(57)	9/21/2012	1970
Krystal	Lawrenceburg	TN	—	304	709	—	1,013	(135)	4/23/2013	1980
Krystal	Memphis	TN	—	257	1,029	—	1,286	(196)	4/23/2013	1975
Krystal	Memphis	TN	—	181	723	—	904	(138)	4/23/2013	1972
Krystal	Murfreesboro	TN	—	465	698	—	1,163	(133)	4/23/2013	2008
Kum & Go	Bentonville	AR	—	587	1,370	(13)	1,944	(241)	11/20/2012	2009
Kum & Go	Lowell	AR	—	774	1,437	—	2,211	(252)	11/20/2012	2009
Kum & Go	Paragould	AR	—	708	2,123	—	2,831	(393)	9/28/2012	2012
Kum & Go	Rogers	AR	—	668	1,559	—	2,227	(274)	11/20/2012	2008
Kum & Go	Sherwood	AR	—	866	1,609	—	2,475	(297)	9/28/2012	2012
Kum & Go	Fountain	CO	—	1,131	1,696	—	2,827	(290)	12/24/2012	2012
Kum & Go	Monument	CO	—	1,192	1,457	—	2,649	(249)	12/24/2012	2012
Kum & Go	Muscatine	IA	—	794	1,853	—	2,647	(317)	12/27/2012	2012
Kum & Go	Ottumwa	IA	—	586	1,368	—	1,954	(240)	11/20/2012	1998
Kum & Go	Sloan	IA	—	447	2,162	—	2,609	(257)	2/7/2014	2008
Kum & Go	Story City	IA	—	223	2,089	—	2,312	(221)	2/7/2014	2006
Kum & Go	Tipton	IA	—	507	1,945	—	2,452	(242)	2/7/2014	2008
Kum & Go	Waukee	IA	—	1,280	1,280	—	2,560	(201)	3/28/2013	2012
Kum & Go	West Branch	IA	—	219	1,089	—	1,308	(114)	2/7/2014	1997
Kum & Go	Joplin	MO	—	218	782	—	1,000	(109)	2/11/2014	1987
Kum & Go	Joplin	MO	—	314	1,610	—	1,924	(174)	2/11/2014	1984
Kum & Go	Joplin	MO	—	127	300	—	427	(43)	2/11/2014	1973
Kum & Go	Joplin	MO	—	205	594	—	799	(84)	2/11/2014	1986
Kum & Go	Neosho	MO	—	504	1,144	—	1,648	(124)	2/11/2014	1997
Kum & Go	Tioga	ND	—	318	2,863	—	3,181	(502)	11/8/2012	2012
Kum & Go	Muskogee	OK	—	423	1,691	—	2,114	(233)	7/22/2013	2013
Kum & Go	Muskogee	OK	—	97	973	—	1,070	(63)	9/30/2014	1999
Kum & Go	Cheyenne	WY	—	411	2,327	—	2,738	(398)	12/27/2012	2012
Kum & Go	Gillette	WY	—	878	2,048	—	2,926	(292)	6/28/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
L.A. Fitness	Avondale	AZ	—	2,253	9,040	—	11,293	(916)	2/7/2014	2006
L.A. Fitness	Glendale	AZ	3,175	2,177	7,568	20	9,765	(833)	2/7/2014	2005
L.A. Fitness	Marana	AZ	—	1,284	8,322	—	9,606	(878)	2/7/2014	2011
L.A. Fitness	Highland	CA	4,668	2,274	8,673	—	10,947	(972)	2/7/2014	2009
L.A. Fitness	Broadview	IL	—	3,345	8,763	—	12,108	(900)	2/7/2014	2010
L.A. Fitness	Oswego	IL	—	3,163	8,749	—	11,912	(936)	2/7/2014	2008
L.A. Fitness	Carmel	IN	—	1,457	9,562	—	11,019	(972)	2/7/2014	2008
L.A. Fitness	Indianapolis	IN	—	1,279	8,970	—	10,249	(912)	2/7/2014	2009
L.A. Fitness	Oakdale	MN	4,749	2,315	8,315	—	10,630	(881)	2/7/2014	2009
L.A. Fitness	Edmond	OK	—	962	6,916	—	7,878	(624)	3/31/2014	2014
L.A. Fitness	Easton	PA	—	938	10,600	—	11,538	(1,082)	2/7/2014	1979
L.A. Fitness	Dallas	TX	4,712	2,629	10,413	—	13,042	(1,006)	2/7/2014	2008
L.A. Fitness	Denton	TX	3,933	1,888	9,568	(6)	11,450	(951)	2/7/2014	2009
L.A. Fitness	Duncanville	TX	—	1,538	10,023	—	11,561	(980)	2/7/2014	2007
L.A. Fitness	Spring	TX	—	1,970	9,290	—	11,260	(921)	2/7/2014	2006
Lamons Metal Gasket Co	Houston	TX	6,372	1,821	7,562	—	9,383	(680)	2/21/2014	1999
Landmark Office Building	Omaha	NE	—	—	10,225	1,349	11,574	(2,819)	11/5/2013	1980
Leeann Chin	Blaine	MN	—	480	528	—	1,008	(72)	6/27/2013	1995
Leeann Chin	Chanhassen	MN	—	450	763	—	1,213	(104)	6/27/2013	1995
Leeann Chin	Golden Valley	MN	—	270	776	—	1,046	(106)	6/27/2013	1995
Lee's Famous Recipe Chicken	Florissant	MO	—	306	560	—	866	(79)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Ann	MO	—	187	571	—	758	(80)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Louis	MO	—	107	874	—	981	(123)	6/27/2013	1984
Logan's Roadhouse	Huntsville	AL	—	520	4,797	(1,363)	3,954	(115)	6/27/2013	1995
Logan's Roadhouse	Fayetteville	AR	—	1,570	2,182	(953)	2,799	(50)	6/27/2013	1995
Logan's Roadhouse	Hattiesburg	MS	—	890	4,012	(803)	4,099	(107)	6/27/2013	1995
Logan's Roadhouse	Owasso	OK	—	1,449	2,173	(568)	3,054	(58)	7/31/2013	2006
Logan's Roadhouse	Clarksville	TN	—	1,010	4,424	(1,264)	4,170	(108)	6/27/2013	1995
Logan's Roadhouse	Cleveland	TN	—	890	3,902	(1,225)	3,567	(92)	6/27/2013	1995
Logan's Roadhouse	El Paso	TX	—	320	4,731	(1,558)	3,493	(106)	6/27/2013	1995
Long John Silver / A&W	Kansas City	MO	—	389	722	—	1,111	(94)	7/31/2013	1995
Long John Silver / A&W	Neosho	MO	—	93	261	(73)	281	(5)	7/31/2013	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Long John Silver's / A&W	Merced	CA	—	174	695	—	869	(90)	7/31/2013	1982
Long John Silver's / A&W	Collinsville	IL	—	220	940	—	1,160	(132)	6/27/2013	2006
Long John Silver's / A&W	Fairview Heights	IL	—	258	525	—	783	(74)	6/27/2013	1976
Long John Silver's / A&W	Jacksonville	IL	—	171	431	—	602	(61)	6/27/2013	1978
Long John Silver's / A&W	Litchfield	IL	—	194	996	—	1,190	(140)	6/27/2013	1986
Long John Silver's / A&W	Marion	IL	—	305	1,059	—	1,364	(149)	6/27/2013	1983
Long John Silver's / A&W	Mount Carmel	IL	—	105	484	—	589	(68)	6/27/2013	1977
Long John Silver's / A&W	Vandalia	IL	—	101	484	—	585	(68)	6/27/2013	1976
Long John Silver's / A&W	West Frankfort	IL	—	244	996	—	1,240	(140)	6/27/2013	1977
Long John Silver's / A&W	Wood River	IL	—	251	314	—	565	(44)	6/27/2013	1975
Long John Silver's / A&W	Garden City	KS	—	120	530	—	650	(75)	6/27/2013	1978
Long John Silver's / A&W	Hays	KS	—	160	624	—	784	(88)	6/27/2013	1994
Long John Silver's / A&W	Asheville	NC	—	586	693	(598)	681	(11)	6/27/2013	1992
Long John Silver's / A&W	Alamogordo	NM	—	160	574	(168)	566	(13)	6/27/2013	1995
Long John Silver's / A&W	Clovis	NM	—	210	705	(243)	672	(14)	6/27/2013	1995
Long John Silver's / A&W	Las Cruces	NM	—	242	565	(220)	587	(12)	7/31/2013	1975
Long John Silver's / A&W	Englewood	OH	—	547	—	—	547	—	6/27/2013	1974
Long John Silver's / A&W	Fairborn	OH	—	103	300	—	403	(42)	6/27/2013	1976
Long John Silver's / A&W	Marion	OH	—	182	389	(70)	501	(11)	6/27/2013	1994
Long John Silver's / A&W	Penn Hills	PA	—	438	656	—	1,094	(85)	7/31/2013	1993
Long John Silver's / A&W	Jackson	TN	—	264	323	—	587	(42)	7/31/2013	1995
Long John Silver's / A&W	Austin	TX	—	459	477	—	936	(67)	6/27/2013	1993
Long John Silver's / A&W	Cleburne	TX	—	205	380	(155)	430	(8)	7/31/2013	1986
Long John Silver's / KFC	Green Bay	WI	—	748	563	—	1,311	(79)	6/27/2013	1978
Long John Silver's / Taco Bell	Ashtabula	OH	—	440	1,640	—	2,080	(223)	6/27/2013	1995
LongHorn Steakhouse	Tampa	FL	—	370	1,852	—	2,222	(261)	6/27/2013	1995
Los Tios Mexican Restaurant	Dalton	OH	—	18	30	—	48	(4)	6/27/2013	1990
Lowe's	Jonesboro	AR	—	2,101	8,405	135	10,641	(687)	5/19/2014	1994
Lowe's	Burlington	IA	—	2,775	8,191	760	11,726	(722)	2/7/2014	1996
Lowe's	Florence	KY	—	4,814	10,189	—	15,003	(908)	2/7/2014	1997
Lowe's	New Orleans	LA	14,426	10,315	20,728	—	31,043	(2,199)	11/5/2013	2005
Lowe's	Sanford	ME	4,672	4,045	—	—	4,045	—	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Lowe's	Windham	ME	7,930	12,640	—	—	12,640	—	6/3/2013	2006
Lowe's	Benton Harbor	MI	—	1,011	7,851	106	8,968	(705)	3/17/2014	1994
Lowe's	Kansas City	MO	—	3,729	—	—	3,729	—	2/7/2014	2009
Lowe's	Las Vegas	NV	—	11,499	—	—	11,499	—	2/7/2014	2002
Lowe's	Ticonderoga	NY	4,345	1,812	—	—	1,812	—	2/7/2014	2009
Lowe's	West Carrollton	OH	6,375	2,864	9,883	—	12,747	(830)	2/7/2014	1994
Lowe's	Columbia	SC	—	5,485	—	—	5,485	—	2/7/2014	1994
Lowe's	Texas City	TX	—	2,313	9,253	—	11,566	(1,040)	5/19/2014	1995
Lube Stop	Akron	OH	—	79	287	—	366	(18)	9/2/2014	1988
Lube Stop	Akron	OH	—	135	761	—	896	(49)	9/2/2014	1995
Lube Stop	Akron	OH	—	205	1,043	—	1,248	(65)	9/2/2014	1992
Lube Stop	Bedford Heights	OH	—	156	529	—	685	(37)	9/2/2014	1986
Lube Stop	Cleveland	OH	—	127	559	—	686	(35)	9/2/2014	1988
Lube Stop	Fairview Park	OH	—	205	179	—	384	(18)	9/2/2014	1988
Lube Stop	Lakewood	OH	—	205	765	—	970	(49)	9/2/2014	1993
Lube Stop	Mayfield Heights	OH	—	201	430	—	631	(29)	9/2/2014	1988
Lube Stop	Medina	OH	—	135	414	—	549	(29)	9/2/2014	1995
Lube Stop	N. Barberton	OH	—	140	502	—	642	(31)	9/2/2014	1998
Lube Stop	Painesville	OH	—	276	208	—	484	(18)	9/2/2014	1988
Lube Stop	Parma	OH	—	124	390	—	514	(23)	9/2/2014	1986
Lube Stop	Parma	OH	—	306	502	—	808	(35)	9/2/2014	1986
Lube Stop	Seven Hills	OH	—	182	201	—	383	(16)	9/2/2014	1987
Lube Stop	Solon	OH	—	233	487	—	720	(32)	9/2/2014	1992
Lube Stop	South Euclid	OH	—	109	561	—	670	(32)	9/2/2014	1986
Lube Stop	Stow	OH	—	230	132	—	362	(12)	9/2/2014	1988
Lube Stop	Westlake	OH	—	85	525	—	610	(30)	9/2/2014	1999
Lube Stop	Willoughby	OH	—	168	425	—	593	(27)	9/2/2014	1986
Lumber Liquidators	Saginaw	MI	—	287	502	—	789	(45)	5/28/2014	2000
Macaroni Grill	Flanders	NJ	915	1,468	883	—	2,351	(85)	2/7/2014	2003
Macaroni Grill	W. Windsor	NJ	1,043	1,307	1,498	—	2,805	(137)	2/7/2014	1998
Mars Petcare	Columbia	SC	—	1,875	19,591	(987)	20,479	(1,646)	11/5/2013	2014
Mattress Firm	Daphne	AL	—	528	1,233	—	1,761	(153)	10/1/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Mattress Firm	Dothan	AL	—	406	1,217	—	1,623	(179)	5/14/2013	2013
Mattress Firm	Rogers	AR	—	321	1,284	—	1,605	(207)	2/6/2013	2012
Mattress Firm	Destin	FL	—	693	1,287	—	1,980	(184)	6/5/2013	2013
Mattress Firm	Melbourne	FL	—	405	1,237	—	1,642	(125)	2/7/2014	2011
Mattress Firm	Tallahassee	FL	—	924	1,386	—	2,310	(204)	5/14/2013	2013
Mattress Firm	Boise	ID	—	335	1,339	—	1,674	(216)	2/22/2013	2013
Mattress Firm	Garden City	ID	—	492	1,305	—	1,797	(125)	2/26/2014	2003
Mattress Firm	Fairview Heights	IL	—	231	958	—	1,189	(106)	2/7/2014	1977
Mattress Firm	Columbus	IN	—	157	891	—	1,048	(156)	11/6/2012	1964
Mattress Firm	Evansville	IN	—	117	2,227	—	2,344	(360)	2/11/2013	1995
Mattress Firm	Goshen	IN	—	211	1,555	—	1,766	(142)	3/20/2014	2013
Mattress Firm	Mishawaka	IN	—	375	1,500	—	1,875	(207)	7/30/2013	2013
Mattress Firm	South Bend	IN	—	289	2,445	—	2,734	(235)	2/24/2014	2013
Mattress Firm	Bowling Green	KY	—	648	973	—	1,621	(148)	4/25/2013	2012
Mattress Firm	Lafayette	LA	1,194	—	1,251	—	1,251	(184)	5/2/2013	1995
Mattress Firm	Flint	MI	—	467	1,323	—	1,790	(85)	8/19/2014	2014
Mattress Firm	Flint	MI	—	409	1,164	—	1,573	(61)	10/3/2014	2014
Mattress Firm	Goldsboro	NC	—	349	1,385	—	1,734	(96)	5/29/2014	2014
Mattress Firm	Greenville	NC	—	1,085	1,085	—	2,170	(185)	12/12/2012	2012
Mattress Firm	Raleigh	NC	—	1,091	1,091	—	2,182	(202)	9/28/2012	1997
Mattress Firm	Wilmington	NC	—	412	1,257	—	1,669	(199)	3/29/2013	2013
Mattress Firm	Wilson	NC	—	373	692	—	1,065	(128)	9/28/2012	2012
Mattress Firm	Painesville	OH	—	437	1,318	—	1,755	(94)	7/10/2014	2014
Mattress Firm	Johnstown	PA	—	389	906	161	1,456	(46)	7/31/2013	1995
Mattress Firm	Florence	SC	—	398	929	(8)	1,319	(158)	12/7/2012	2012
Mattress Firm	Rock Hill	SC	—	385	898	—	1,283	(120)	8/21/2013	2008
Mattress Firm	Knoxville	TN	—	586	1,088	—	1,674	(171)	3/19/2013	2012
Mattress Firm	Nederland	TX	—	311	1,245	—	1,556	(230)	9/26/2012	1997
Mattress Firm	Bountiful	UT	—	736	1,367	—	2,103	(233)	12/31/2012	2012
Mattress Firm	Spokane	WA	—	409	1,685	—	2,094	(261)	4/4/2013	2013
Mattress Firm	Spokane	WA	—	511	1,582	—	2,093	(253)	3/28/2013	2013
McAlisters	Murfreesboro	TN	—	310	720	—	1,030	(102)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
McAlisters	Sherman	TX	—	563	1,223	—	1,786	(114)	5/16/2014	2013
McAlisters	Waco	TX	—	429	791	—	1,220	(89)	3/27/2014	2000
McDonald's	Scotland Neck	NC	—	320	—	—	320	—	6/27/2013	2005
MedAssets	Plano	TX	—	10,432	45,650	—	56,082	(3,808)	2/7/2014	2013
Melrose Park Center	Melrose Park	IL	—	6,143	10,515	373	17,031	(984)	2/7/2014	2006
Mercer Well Services	Cleburne	TX	—	262	369	—	631	(29)	6/25/2014	2008
Merrill Lynch	Hopewell	NJ	74,250	17,619	108,349	—	125,968	(10,604)	2/7/2014	2001
Metals USA	Horicon	WI	3,674	754	6,104	—	6,858	(715)	2/21/2014	1996
Metro PCS	Richardson	TX	7,963	1,292	19,606	—	20,898	(2,147)	11/5/2013	1986
Mezcal Mexican Restaurant	Grafton	OH	—	64	191	—	255	(28)	7/31/2013	1990
Michael's	Lafayette	LA	—	1,831	3,631	—	5,462	(404)	2/7/2014	2011
Michelin	Louisville	KY	—	1,120	7,763	—	8,883	(1,006)	11/5/2013	2011
Millenium Chem	Glen Burnie	MD	13,695	2,127	23,198	—	25,325	(2,057)	2/21/2014	1984
Miraca Life Sciences	Irving	TX	—	3,237	37,297	325	40,859	(3,278)	4/28/2014	1997
Monro Muffler	Lewiston	ME	—	279	1,115	—	1,394	(170)	5/10/2013	1976
Monro Muffler	Waukesha	WI	—	228	684	—	912	(98)	7/23/2013	2002
Monterey's Tex Mex	Tulsa	OK	—	135	406	—	541	(59)	7/31/2013	2001
MotoMart	St. Charles	MO	—	1,085	1,980	—	3,065	(229)	2/7/2014	2009
Mrs. Baird's	Dallas	TX	—	453	4,077	—	4,530	(860)	7/11/2012	2002
MS Energy Service	Midland	TX	—	1,165	948	—	2,113	(73)	6/12/2014	2012
My Dentist	Chickasha	OK	—	100	186	—	286	(27)	6/27/2013	1995
N/A - Billboard	Memphis	TN	—	33	—	—	33	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	63	—	—	63	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	73	—	—	73	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	90	—	—	90	—	7/31/2013	1995
N/A - Parking Lot	Kingston	PA	—	29	—	—	29	—	6/27/2013	1995
National Tire & Battery	St. Louis	MO	—	756	924	—	1,680	(172)	10/31/2012	1998
National Tire & Battery	Nashville	TN	799	603	1,373	—	1,976	(130)	2/7/2014	1978
Natural Grocers	Salem	OR	—	1,339	3,886	—	5,225	(391)	2/7/2014	2013
Nestle Holdings	Breinigsville	PA	—	—	66,948	—	66,948	(8,678)	11/5/2013	1994
Nomac Drilling	Houston	TX	—	369	2,669	—	3,038	(191)	6/12/2014	2012
Northern Tool & Equipment	Ocala	FL	1,642	1,693	2,727	—	4,420	(274)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Northrop Grumman	El Segundo	CA	—	15,935	67,908	—	83,843	(5,067)	6/27/2014	1972
NTW	Morrow	GA	—	397	1,586	—	1,983	(326)	6/5/2012	1992
O'Charley's	Dalton	GA	—	406	1,817	—	2,223	(265)	6/27/2013	1993
O'Charley's	Tucker	GA	—	1,037	866	—	1,903	(126)	6/27/2013	1993
Old City Buffet	Coon Rapids	MN	—	1,611	2,188	(1,311)	2,488	(45)	2/7/2014	2003
Old Country Buffet	Mesa	AZ	—	191	1,007	—	1,198	(170)	1/8/2014	1999
Old Country Buffet	Burbank	CA	—	246	1,309	—	1,555	(188)	1/8/2014	2001
Old Country Buffet	Fresno	CA	—	326	1,306	—	1,632	(197)	1/8/2014	2003
Old Country Buffet	Gilroy	CA	—	249	986	—	1,235	(156)	1/8/2014	2002
Old Country Buffet	Lynwood	CA	—	245	1,308	—	1,553	(198)	1/8/2014	2002
Old Country Buffet	Rancho Cucamonga	CA	—	230	1,208	—	1,438	(235)	1/8/2014	1998
Old Country Buffet	San Luis Obispo	CA	—	195	1,013	—	1,208	(157)	1/8/2014	2000
Old Country Buffet	Vacaville	CA	—	195	1,044	—	1,239	(139)	1/8/2014	2000
Old Country Buffet	Littleton	CO	—	196	1,014	—	1,210	(152)	1/8/2014	1995
Old Country Buffet	Davie	FL	—	193	1,009	—	1,202	(180)	1/8/2014	1989
Old Country Buffet	Dickson City	PA	—	262	1,257	(409)	1,110	(48)	1/8/2014	2004
Old Country Buffet	Downingtown	PA	—	264	1,261	—	1,525	(244)	1/8/2014	1997
Old Country Buffet	Lancaster	PA	—	225	1,202	(257)	1,170	(52)	1/8/2014	1998
Olive Garden	Edmonton	AB	—	2,870	452	—	3,322	(28)	7/28/2014	1990
Olive Garden	Edmonton	AB	—	2,946	461	—	3,407	(29)	7/28/2014	1990
Olive Garden	Flagstaff	AZ	—	875	455	—	1,330	(26)	7/28/2014	1996
Olive Garden	Altamonte Springs	FL	—	699	4,023	—	4,722	(182)	7/28/2014	2006
Olive Garden	Leesburg	FL	—	692	1,837	—	2,529	(78)	7/28/2014	1990
Olive Garden	Port Charlotte	FL	—	1,454	4,156	—	5,610	(162)	7/28/2014	1990
Olive Garden	Winnipeg	MB	—	1,640	1,444	—	3,084	(63)	7/28/2014	1989
Olive Garden	Salisbury	MD	—	1,171	3,144	—	4,315	(127)	7/28/2014	1995
Olive Garden	Cary	NC	—	1,545	6,603	—	8,148	(252)	7/28/2014	1992
Olive Garden	Oklahoma City	OK	—	819	4,053	—	4,872	(159)	7/28/2014	1991
Olive Garden	Langhorne	PA	—	970	3,717	—	4,687	(146)	7/28/2014	1996
Olive Garden	Pittsburgh	PA	—	1,560	1,422	—	2,982	(76)	7/28/2014	2003
Olive Garden	Houston	TX	—	973	2,902	—	3,875	(118)	7/28/2014	1994
Olive Garden	Chesapeake	VA	—	1,382	2,252	—	3,634	(95)	7/28/2014	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Olive Garden	Manassas	VA	—	1,965	2,585	—	4,550	(106)	7/28/2014	1993
Olive Garden	Silverdale	WA	—	1,752	2,015	—	3,767	(86)	7/28/2014	1993
Olive Garden	Morgantown	WV	—	1,765	2,199	—	3,964	(119)	7/28/2014	2006
On the Border	Rogers	AR	950	655	1,500	—	2,155	(178)	2/7/2014	2002
On the Border	Mesa	AZ	1,804	2,090	1,534	—	3,624	(183)	2/7/2014	1998
On the Border	Peoria	AZ	1,562	2,129	1,352	—	3,481	(147)	2/7/2014	1998
On the Border	Alpharetta	GA	—	1,771	1,842	—	3,613	(218)	2/7/2014	1997
On the Border	Buford	GA	—	1,786	1,506	—	3,292	(181)	2/7/2014	2001
On the Border	Naperville	IL	—	2,549	1,414	—	3,963	(198)	2/7/2014	1997
On the Border	West Springfield	MA	2,000	413	4,173	—	4,586	(468)	2/7/2014	1995
On the Border	Auburn Hills	MI	—	1,355	2,745	—	4,100	(301)	2/7/2014	1999
On the Border	Novi	MI	—	444	3,176	—	3,620	(339)	2/7/2014	1997
On the Border	Kansas City	MO	1,454	1,743	1,039	—	2,782	(151)	2/7/2014	1997
On the Border	Lees Summit	MO	1,200	1,647	1,008	—	2,655	(144)	2/7/2014	2002
On the Border	Concord Mills	NC	—	1,903	1,456	—	3,359	(193)	2/7/2014	2000
On the Border	Mount Laurel	NJ	713	1,446	1,938	—	3,384	(229)	2/7/2014	2004
On the Border	W. Windsor	NJ	2,432	1,489	1,703	—	3,192	(266)	2/7/2014	1998
On the Border	Columbus	OH	1,925	1,594	1,558	—	3,152	(214)	2/7/2014	1997
On the Border	Oklahoma City	OK	—	859	2,310	—	3,169	(277)	2/7/2014	1996
On the Border	Tulsa	OK	—	740	2,956	—	3,696	(346)	2/7/2014	1995
On the Border	Burleson	TX	—	891	2,844	—	3,735	(329)	2/7/2014	2000
On the Border	College Station	TX	—	2,218	1,471	—	3,689	(173)	2/7/2014	1997
On the Border	Denton	TX	—	1,419	2,012	—	3,431	(237)	2/7/2014	2002
On the Border	Desoto	TX	—	751	3,207	—	3,958	(355)	2/7/2014	1998
On the Border	Ft. Worth	TX	—	1,222	2,991	—	4,213	(335)	2/7/2014	1999
On the Border	Garland	TX	—	1,065	1,692	—	2,757	(195)	2/7/2014	2007
On the Border	Lubbock	TX	—	375	3,679	—	4,054	(396)	2/7/2014	1994
On the Border	Rockwall	TX	—	693	3,244	—	3,937	(339)	2/7/2014	1999
On the Border	Woodbridge	VA	—	1,799	899	—	2,698	(214)	2/7/2014	1998
O'Reilly Auto Parts	Oneonta	AL	—	81	460	—	541	(87)	8/2/2012	2000
O'Reilly Auto Parts	Louisville	KY	—	573	794	—	1,367	(81)	2/7/2014	2011
O'Reilly Auto Parts	Breaux Bridge	LA	—	139	738	—	877	(76)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
O'Reilly Auto Parts	Central	LA	—	104	915	—	1,019	(91)	2/7/2014	2010
O'Reilly Auto Parts	La Place	LA	—	342	819	—	1,161	(84)	2/7/2014	2008
O'Reilly Auto Parts	New Roads	LA	—	175	737	—	912	(76)	2/7/2014	2008
O'Reilly Auto Parts	Ravenna	OH	—	144	1,137	—	1,281	(111)	2/7/2014	2010
O'Reilly Auto Parts	Willard	OH	—	137	877	—	1,014	(84)	2/7/2014	2011
O'Reilly Auto Parts	Highlands	TX	485	281	813	—	1,094	(74)	2/7/2014	2010
O'Reilly Auto Parts	Houston	TX	560	340	895	—	1,235	(82)	2/7/2014	2010
O'Reilly Auto Parts	San Antonio	TX	703	439	1,030	—	1,469	(97)	2/7/2014	2010
O'Reilly Auto Parts	Christiansburg	VA	646	562	793	—	1,355	(75)	2/7/2014	2010
O'Reilly Auto Parts	Laramie	WY	—	144	1,297	—	1,441	(234)	10/12/2012	1999
Outback Steakhouse	Fort Smith	AR	—	841	1,996	—	2,837	(238)	2/7/2014	1999
Outback Steakhouse	Centennial	CO	—	1,378	1,397	—	2,775	(170)	2/7/2014	1996
Outback Steakhouse	Jacksonville	FL	—	770	2,261	—	3,031	(241)	2/7/2014	2001
Outback Steakhouse	Sebring	FL	—	981	1,695	—	2,676	(204)	2/7/2014	2001
Outback Steakhouse	Fort Wayne	IN	—	733	984	—	1,717	(196)	2/7/2014	2000
Outback Steakhouse	Lexington	KY	—	1,077	2,139	—	3,216	(247)	2/7/2014	2002
Outback Steakhouse	Baton Rouge	LA	—	742	1,272	—	2,014	(146)	2/7/2014	2001
Outback Steakhouse	Southgate	MI	—	787	2,742	—	3,529	(300)	2/7/2014	1994
Outback Steakhouse	Lees Summit	MO	—	901	620	—	1,521	(82)	2/7/2014	1999
Outback Steakhouse	Garner	NC	—	1,088	1,817	—	2,905	(213)	2/7/2014	2004
Outback Steakhouse	Las Cruces	NM	—	536	1,549	—	2,085	(173)	2/7/2014	2000
Outback Steakhouse	Boardman Township	OH	—	575	2,742	—	3,317	(306)	2/7/2014	1995
Outback Steakhouse	Independence	OH	—	901	2,268	—	3,169	(210)	2/7/2014	2006
Outback Steakhouse	Pittsburgh	PA	—	1,370	932	—	2,302	(159)	2/7/2014	1995
Outback Steakhouse	Conroe	TX	—	959	2,063	—	3,022	(213)	2/7/2014	2001
Outback Steakhouse	Houston	TX	—	964	2,321	—	3,285	(240)	2/7/2014	1998
Outback Steakhouse	Mcallen	TX	—	835	443	—	1,278	(52)	2/7/2014	1999
Outback Steakhouse	Colonial Heights	VA	—	1,297	746	—	2,043	(213)	2/7/2014	2000
Outback Steakhouse	Newport News	VA	—	600	1,356	—	1,956	(258)	2/7/2014	1993
Outback Steakhouse	Winchester	VA	—	704	1,310	—	2,014	(273)	2/7/2014	2006
Owens & Minor	Cleveland	OH	—	755	6,077	(4)	6,828	(394)	9/30/2014	2014
Owens Corning	Newark	OH	—	725	13,013	—	13,738	(1,109)	2/7/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Owens Corning	Wichita Falls	TX	—	231	847	—	1,078	(77)	6/12/2014	1972
Pantry Gas & Convenience	Montgomery	AL	—	526	1,228	—	1,754	(210)	12/31/2012	1998
Pantry Gas & Convenience	Charlotte	NC	—	1,332	1,332	—	2,664	(227)	12/31/2012	2004
Pantry Gas & Convenience	Charlotte	NC	—	1,667	417	—	2,084	(71)	12/31/2012	1982
Pantry Gas & Convenience	Charlotte	NC	—	1,191	1,787	—	2,978	(305)	12/31/2012	1987
Pantry Gas & Convenience	Charlotte	NC	—	1,070	1,308	—	2,378	(223)	12/31/2012	1997
Pantry Gas & Convenience	Conover	NC	—	1,144	936	—	2,080	(160)	12/31/2012	1998
Pantry Gas & Convenience	Cornelius	NC	—	1,847	2,258	—	4,105	(386)	12/31/2012	1999
Pantry Gas & Convenience	Lincolnton	NC	—	1,766	2,159	—	3,925	(369)	12/31/2012	2000
Pantry Gas & Convenience	Matthews	NC	—	980	1,819	—	2,799	(311)	12/31/2012	1987
Pantry Gas & Convenience	Thomasville	NC	—	1,175	1,436	—	2,611	(245)	12/31/2012	2000
Pantry Gas & Convenience	Fort Mill	SC	—	1,311	1,967	—	3,278	(336)	12/31/2012	1988
Pearson Education	Lebanon	IN	24,632	4,535	25,685	—	30,220	(3,190)	2/21/2014	1997
Pearson Education	Lawrence	KS	14,680	2,548	18,057	—	20,605	(1,995)	11/5/2013	1997
Penske	Bedford	OH	—	183	—	—	183	—	6/27/2013	1995
Petco	Lake Charles	LA	2,145	690	4,072	—	4,762	(371)	2/7/2014	2008
Petco	Dardenne Prairie	MO	—	806	3,024	—	3,830	(269)	2/7/2014	2009
Petsmart	Phoenix	AZ	51,250	7,308	97,510	36	104,854	(7,546)	2/7/2014	1997
Petsmart	Merced	CA	—	1,729	4,194	—	5,923	(382)	2/7/2014	1993
Petsmart	Redding	CA	—	1,312	4,133	—	5,445	(409)	2/7/2014	1989
Petsmart	Westlake Village	CA	—	3,406	5,017	—	8,423	(437)	2/7/2014	1998
Petsmart	Boca Raton	FL	—	3,514	4,912	—	8,426	(461)	2/7/2014	2001
Petsmart	Lake Mary	FL	—	2,430	2,556	—	4,986	(243)	2/7/2014	1997
Petsmart	Plantation	FL	—	965	5,302	—	6,267	(474)	2/7/2014	2001
Petsmart	Tallahassee	FL	—	1,468	1,387	—	2,855	(136)	2/7/2014	1998
Petsmart	Evanston	IL	—	1,120	6,007	—	7,127	(523)	2/7/2014	2001
Petsmart	Braintree	MA	—	2,805	8,398	—	11,203	(711)	2/7/2014	1996
Petsmart	Oxon Hill	MD	—	1,722	4,389	—	6,111	(394)	2/7/2014	1998
Petsmart	Flint	MI	—	606	3,839	—	4,445	(343)	2/7/2014	1996
Petsmart	Parma	OH	—	1,288	3,527	—	4,815	(314)	2/7/2014	1996
Petsmart	Dallas	TX	—	470	6,089	—	6,559	(510)	2/7/2014	1998
Petsmart	Southlake	TX	—	1,063	7,093	—	8,156	(606)	2/7/2014	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Physicians Immediate Care	Aurora	IL	—	1,043	1,346	—	2,389	(145)	2/7/2014	2003
Physicians Immediate Care	Glendale Heights	IL	—	487	2,256	—	2,743	(230)	2/7/2014	1997
Physicians Immediate Care	New Lenox	IL	—	535	1,884	—	2,419	(196)	2/7/2014	2011
Physicians Immediate Care	Plainfield	IL	—	590	1,747	—	2,337	(180)	2/7/2014	2011
Physicians Immediate Care	Mishawaka	IN	—	252	1,351	—	1,603	(152)	2/7/2014	2013
Pier 1 Imports	Victoria	TX	—	457	1,767	—	2,224	(181)	2/7/2014	2011
Pilot Flying J	Carnesville	GA	—	1,867	7,466	—	9,333	(1,595)	1/31/2013	2000
Pizza Hut/WingStreet	Mobile	AL	—	127	276	(102)	301	(6)	6/27/2013	1974
Pizza Hut/WingStreet	Page	AZ	—	66	263	—	329	(34)	7/31/2013	1977
Pizza Hut/WingStreet	Cooper City	FL	—	320	466	—	786	(66)	6/27/2013	1995
Pizza Hut/WingStreet	Marathon	FL	—	530	187	—	717	(26)	6/27/2013	1995
Pizza Hut/WingStreet	Ashburn	GA	—	102	233	(39)	296	(6)	6/27/2013	1988
Pizza Hut/WingStreet	Dawson	GA	—	131	274	(92)	313	(6)	6/27/2013	1987
Pizza Hut/WingStreet	Eatonton	GA	—	353	353	—	706	(46)	7/31/2013	1988
Pizza Hut/WingStreet	Greensboro	GA	—	569	465	—	1,034	(60)	7/31/2013	1989
Pizza Hut/WingStreet	Jackson	GA	—	673	735	—	1,408	(104)	6/27/2013	1987
Pizza Hut/WingStreet	Aurora	IL	—	281	522	(141)	662	(12)	7/31/2013	1983
Pizza Hut/WingStreet	Downers Grove	IL	—	504	616	(395)	725	(11)	7/31/2013	1985
Pizza Hut/WingStreet	Louisville	KY	—	539	499	—	1,038	(70)	6/27/2013	1975
Pizza Hut/WingStreet	Lafayette	LA	—	68	271	(39)	300	(7)	6/27/2013	1990
Pizza Hut/WingStreet	Salisbury	MD	—	245	734	—	979	(95)	7/31/2013	1983
Pizza Hut/WingStreet	Dearborn	MI	—	284	528	—	812	(68)	7/31/2013	1977
Pizza Hut/WingStreet	Bozeman	MT	—	150	343	—	493	(48)	6/27/2013	1995
Pizza Hut/WingStreet	Glasgow	MT	—	120	217	—	337	(31)	6/27/2013	1995
Pizza Hut/WingStreet	Livingston	MT	—	130	245	—	375	(35)	6/27/2013	1995
Pizza Hut/WingStreet	East Syracuse	NY	—	137	185	—	322	(26)	6/27/2013	1978
Pizza Hut/WingStreet	Elmira	NY	—	199	370	(159)	410	(7)	7/31/2013	1975
Pizza Hut/WingStreet	Nedrow	NY	—	55	80	—	135	(11)	6/27/2013	1979
Pizza Hut/WingStreet	Rochester	NY	—	62	62	—	124	(8)	7/31/2013	1989
Pizza Hut/WingStreet	Wellsville	NY	—	123	368	(81)	410	(9)	7/31/2013	1978
Pizza Hut/WingStreet	Bowling Green	OH	—	141	262	—	403	(34)	7/31/2013	1979
Pizza Hut/WingStreet	Cleveland	OH	—	87	175	—	262	(25)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Defiance	OH	—	114	197	—	311	(28)	6/27/2013	1977
Pizza Hut/WingStreet	Delaware	OH	—	270	721	—	991	(101)	6/27/2013	1975
Pizza Hut/WingStreet	Marietta	OH	—	104	193	—	297	(25)	7/31/2013	1986
Pizza Hut/WingStreet	Middleburg Hts	OH	—	128	156	—	284	(20)	7/31/2013	1985
Pizza Hut/WingStreet	North Olmsted	OH	—	122	153	—	275	(22)	6/27/2013	1977
Pizza Hut/WingStreet	Norwalk	OH	—	77	115	—	192	(15)	7/31/2013	1977
Pizza Hut/WingStreet	Sandusky	OH	—	140	171	—	311	(22)	7/31/2013	1982
Pizza Hut/WingStreet	Strongsville	OH	—	74	108	—	182	(15)	6/27/2013	1977
Pizza Hut/WingStreet	Toledo	OH	—	58	173	—	231	(24)	6/27/2013	1978
Pizza Hut/WingStreet	Oklahoma City	OK	—	268	268	—	536	(35)	7/31/2013	1984
Pizza Hut/WingStreet	Shamokin	PA	—	54	217	—	271	(28)	7/31/2013	1995
Pizza Hut/WingStreet	Batesburg	SC	—	261	484	—	745	(63)	7/31/2013	1987
Pizza Hut/WingStreet	Bishopville	SC	—	365	365	—	730	(47)	7/31/2013	1987
Pizza Hut/WingStreet	Cheraw	SC	—	415	507	—	922	(66)	7/31/2013	1984
Pizza Hut/WingStreet	Columbia	SC	—	881	588	—	1,469	(76)	7/31/2013	1977
Pizza Hut/WingStreet	Edgefield	SC	—	221	410	—	631	(53)	7/31/2013	1986
Pizza Hut/WingStreet	Laurens	SC	—	454	371	—	825	(48)	7/31/2013	1989
Pizza Hut/WingStreet	Pageland	SC	—	344	420	—	764	(54)	7/31/2013	1999
Pizza Hut/WingStreet	Saluda	SC	—	346	346	—	692	(45)	7/31/2013	1995
Pizza Hut/WingStreet	Santee	SC	—	371	248	—	619	(32)	7/31/2013	1972
Pizza Hut/WingStreet	St. George	SC	—	367	245	—	612	(32)	7/31/2013	1980
Pizza Hut/WingStreet	West Columbia	SC	—	507	415	—	922	(54)	7/31/2013	1980
Pizza Hut/WingStreet	Box Elder	SD	—	68	217	—	285	(31)	6/27/2013	1985
Pizza Hut/WingStreet	Knoxville	TN	—	300	546	—	846	(77)	6/27/2013	1995
Pizza Hut/WingStreet	Abilene	TX	—	549	449	(156)	842	(10)	7/31/2013	1980
Pizza Hut/WingStreet	Abilene	TX	—	397	170	(88)	479	(4)	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	339	1,016	—	1,355	(132)	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	254	1,015	—	1,269	(132)	7/31/2013	1980
Pizza Hut/WingStreet	Ballinger	TX	—	34	109	—	143	(15)	6/27/2013	1978
Pizza Hut/WingStreet	Coleman	TX	—	69	391	(197)	263	(6)	7/31/2013	1975
Pizza Hut/WingStreet	Crystal City	TX	—	148	453	—	601	(64)	6/27/2013	1981
Pizza Hut/WingStreet	Fort Stockton	TX	—	252	1,007	—	1,259	(131)	7/31/2013	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Midland	TX	—	414	506	—	920	(66)	7/31/2013	1975
Pizza Hut/WingStreet	Midland	TX	—	506	619	—	1,125	(80)	7/31/2013	1978
Pizza Hut/WingStreet	Monahans	TX	—	361	671	—	1,032	(87)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	456	847	—	1,303	(110)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	588	882	—	1,470	(114)	7/31/2013	1972
Pizza Hut/WingStreet	Odessa	TX	—	572	572	—	1,144	(74)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	627	766	—	1,393	(99)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	457	685	—	1,142	(89)	7/31/2013	1976
Pizza Hut/WingStreet	Pecos	TX	—	387	719	—	1,106	(93)	7/31/2013	1974
Pizza Hut/WingStreet	San Angelo	TX	—	214	641	(136)	719	(15)	7/31/2013	1977
Pizza Hut/WingStreet	San Angelo	TX	—	268	624	(141)	751	(15)	7/31/2013	1980
Pizza Hut/WingStreet	San Angelo	TX	—	237	552	(124)	665	(13)	7/31/2013	1975
Pizza Hut/WingStreet	Seminole	TX	—	53	301	(47)	307	(6)	7/31/2013	1977
Pizza Hut/WingStreet	Stamford	TX	—	38	115	—	153	(15)	7/31/2013	1995
Pizza Hut/WingStreet	Sweetwater	TX	—	77	435	—	512	(56)	7/31/2013	1995
Pizza Hut/WingStreet	Cedar City	UT	—	52	361	—	413	(51)	6/27/2013	1978
Pizza Hut/WingStreet	Kanab	UT	—	52	210	—	262	(27)	7/31/2013	1989
Pizza Hut/WingStreet	Ashland	VA	—	589	1,093	—	1,682	(142)	7/31/2013	1989
Pizza Hut/WingStreet	Bedford	VA	—	548	670	—	1,218	(87)	7/31/2013	1977
Pizza Hut/WingStreet	Chester	VA	—	473	1,104	—	1,577	(143)	7/31/2013	1983
Pizza Hut/WingStreet	Christiansburg	VA	—	494	918	—	1,412	(119)	7/31/2013	1982
Pizza Hut/WingStreet	Clifton Forge	VA	—	287	861	—	1,148	(112)	7/31/2013	1978
Pizza Hut/WingStreet	Colonial Heights	VA	—	311	311	—	622	(40)	7/31/2013	1991
Pizza Hut/WingStreet	Front Royal	VA	—	191	287	(46)	432	(7)	7/31/2013	1973
Pizza Hut/WingStreet	Hampton	VA	—	641	345	—	986	(45)	7/31/2013	1977
Pizza Hut/WingStreet	Hopewell	VA	—	707	864	—	1,571	(112)	7/31/2013	1985
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(77)	7/31/2013	1969
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(77)	7/31/2013	1970
Pizza Hut/WingStreet	Petersburg	VA	—	378	701	—	1,079	(91)	7/31/2013	1979
Pizza Hut/WingStreet	Richmond	VA	—	666	814	—	1,480	(106)	7/31/2013	1978
Pizza Hut/WingStreet	Richmond	VA	—	311	311	—	622	(40)	7/31/2013	1991
Pizza Hut/WingStreet	Abbotsford	WI	—	159	195	—	354	(25)	7/31/2013	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Antigo	WI	—	45	252	100	397	(34)	7/31/2013	1997
Pizza Hut/WingStreet	Clintonville	WI	—	208	69	—	277	(9)	7/31/2013	1978
Pizza Hut/WingStreet	Eagle River	WI	—	28	159	—	187	(21)	7/31/2013	1991
Pizza Hut/WingStreet	Hayward	WI	—	51	205	—	256	(27)	7/31/2013	1993
Pizza Hut/WingStreet	Merrill	WI	—	83	531	(100)	514	(48)	7/31/2013	1980
Pizza Hut/WingStreet	Neillsville	WI	—	35	106	—	141	(14)	7/31/2013	1995
Pizza Hut/WingStreet	Plover	WI	—	85	199	—	284	(26)	7/31/2013	1995
Pizza Hut/WingStreet	Schofield	WI	—	106	196	—	302	(25)	7/31/2013	1987
Pizza Hut/WingStreet	Stevens Point	WI	—	130	390	100	620	(55)	7/31/2013	1995
Pizza Hut/WingStreet	Tomahawk	WI	—	35	81	—	116	(10)	7/31/2013	1986
Pizza Hut/WingStreet	Waupaca	WI	—	61	91	35	187	(12)	7/31/2013	1991
Pizza Hut/WingStreet	Beckley	WV	—	160	131	—	291	(17)	7/31/2013	1977
Pizza Hut/WingStreet	Cross Lanes	WV	—	122	149	(111)	160	(2)	7/31/2013	1977
Pizza Hut/WingStreet	Huntington	WV	—	190	4	—	194	(1)	7/31/2013	1995
Pizza Hut/WingStreet	Hurricane	WV	—	126	188	—	314	(24)	7/31/2013	1978
Pizza Hut/WingStreet	Ronceverte	WV	—	66	162	—	228	(23)	6/27/2013	1978
PLS Check Cashers	Mesa	AZ	—	187	759	—	946	(101)	2/7/2014	2006
PLS Check Cashers	Phoenix	AZ	—	288	677	—	965	(85)	2/7/2014	2006
PLS Check Cashers	Tucson	AZ	—	264	800	—	1,064	(110)	2/7/2014	2005
PLS Check Cashers	Compton	CA	—	475	107	—	582	(34)	2/7/2014	2005
PLS Check Cashers	Calumet Park	IL	—	306	1,003	—	1,309	(130)	2/7/2014	2005
PLS Check Cashers	Chicago	IL	—	451	127	—	578	(41)	2/7/2014	2001
PLS Check Cashers	Dallas	TX	—	197	1,356	—	1,553	(141)	2/7/2014	1983
PLS Check Cashers	Dallas	TX	—	169	1,180	—	1,349	(124)	2/7/2014	2003
PLS Check Cashers	Fort Worth	TX	—	187	1,473	—	1,660	(148)	2/7/2014	2003
PLS Check Cashers	Grand Prairie	TX	—	385	1,056	—	1,441	(110)	2/7/2014	1971
PLS Check Cashers	Houston	TX	—	158	1,293	—	1,451	(123)	2/7/2014	2005
PLS Check Cashers	Mesquite	TX	—	261	1,388	—	1,649	(155)	2/7/2014	2006
PLS Check Cashers	Kenosha	WI	—	190	693	—	883	(80)	2/7/2014	2005
PNC Bank	Woodbury	NJ	—	465	2,633	—	3,098	(294)	1/8/2014	1971
PNC Bank	Cincinnati	OH	—	195	538	—	733	(61)	1/8/2014	1979
Pollo Tropical	Davie	FL	—	280	1,490	—	1,770	(203)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Pollo Tropical	Fort Lauderdale	FL	—	190	1,242	—	1,432	(169)	6/27/2013	1995
Pollo Tropical	Lake Worth	FL	—	280	1,182	—	1,462	(161)	6/27/2013	1995
Ponderosa	Scottsburg	IN	—	430	141	—	571	(21)	6/27/2013	1985
Popeyes	Brandon	FL	—	776	961	—	1,737	(135)	6/27/2013	1978
Popeyes	Carol City	FL	—	423	1,090	—	1,513	(119)	1/8/2014	1979
Popeyes	Jacksonville	FL	—	781	955	—	1,736	(124)	7/31/2013	1955
Popeyes	Lakeland	FL	—	830	830	—	1,660	(108)	7/31/2013	1999
Popeyes	Miami	FL	—	220	330	—	550	(43)	7/31/2013	1962
Popeyes	Orlando	FL	—	782	955	—	1,737	(124)	7/31/2013	2004
Popeyes	Pensacola	FL	—	301	673	—	974	(73)	1/8/2014	2001
Popeyes	Starke	FL	—	380	—	—	380	—	6/27/2013	1995
Popeyes	Tampa	FL	—	216	508	—	724	(56)	1/8/2014	1981
Popeyes	Tampa	FL	—	673	1,065	—	1,738	(150)	6/27/2013	1976
Popeyes	Winter Haven	FL	—	484	1,001	—	1,485	(141)	6/27/2013	1976
Popeyes	Thomasville	GA	—	110	705	—	815	(96)	6/27/2013	1995
Popeyes	Valdosta	GA	—	240	599	—	839	(82)	6/27/2013	1995
Popeyes	Baton Rouge	LA	—	323	394	—	717	(51)	7/31/2013	1999
Popeyes	Bayou Vista	LA	—	375	709	—	1,084	(100)	6/27/2013	1985
Popeyes	Eunice	LA	—	382	891	—	1,273	(116)	7/31/2013	1986
Popeyes	Franklin	LA	—	283	538	—	821	(76)	6/27/2013	1985
Popeyes	Lafayette	LA	—	434	899	—	1,333	(127)	6/27/2013	1993
Popeyes	Lafayette	LA	—	473	901	—	1,374	(127)	6/27/2013	1996
Popeyes	Marksville	LA	—	487	1,129	—	1,616	(159)	6/27/2013	1987
Popeyes	Ferguson	MO	—	128	383	—	511	(50)	7/31/2013	1984
Popeyes	St. Louis	MO	—	248	460	—	708	(65)	6/27/2013	1959
Popeyes	St. Louis	MO	—	288	431	—	719	(56)	7/31/2013	1978
Popeyes	Greenville	MS	—	513	977	—	1,490	(138)	6/27/2013	1984
Popeyes	Grenada	MS	—	77	458	—	535	(50)	1/8/2014	2007
Popeyes	Omaha	NE	—	343	515	—	858	(67)	7/31/2013	1996
Popeyes	Omaha	NE	—	264	615	—	879	(80)	7/31/2013	1985
Popeyes	Eatontown	NJ	—	651	796	—	1,447	(103)	7/31/2013	1987
Popeyes	Austin	TX	—	1,216	533	—	1,749	(75)	6/27/2013	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Popeyes	Channelview	TX	—	220	401	—	621	(55)	6/27/2013	1995
Popeyes	Houston	TX	—	190	452	—	642	(62)	6/27/2013	1995
Popeyes	Houston	TX	—	295	241	—	536	(31)	7/31/2013	1976
Popeyes	Houston	TX	—	111	166	—	277	(22)	7/31/2013	1976
Popeyes	Houston	TX	—	278	227	—	505	(29)	7/31/2013	1978
Popeyes	Nederland	TX	—	445	668	—	1,113	(87)	7/31/2013	1988
Popeyes	Orange	TX	—	456	847	—	1,303	(110)	7/31/2013	1984
Popeyes	Port Arthur	TX	—	408	589	—	997	(83)	6/27/2013	1984
Popeyes	Newport News	VA	—	381	217	—	598	(31)	6/27/2013	2002
Popeyes	Portsmouth	VA	—	369	230	—	599	(32)	6/27/2013	2002
Price Rite	Rochester	NY	3,080	569	3,594	—	4,163	(762)	9/27/2012	1965
Publix	Birmingham	AL	—	934	6,377	—	7,311	(644)	2/7/2014	2004
Pulte Mortgage	Englewood	CO	—	2,563	22,026	—	24,589	(2,353)	11/5/2013	2009
PWP Induestries, Inc.	St. Charles	IL	7,789	1,700	8,000	—	9,700	(1,003)	2/21/2014	1993
PWP Induestries, Inc.	Kinston	NC	8,930	569	8,307	—	8,876	(1,050)	3/28/2014	1995
Qdoba Mexican Grill	Flint	MI	—	110	990	—	1,100	(195)	3/29/2013	2006
Qdoba Mexican Grill	Grand Blanc	MI	—	165	935	—	1,100	(184)	3/29/2013	2006
Quaker Steak & Lube	Fredericksburg	VA	—	446	2,071	(1,343)	1,174	(30)	4/23/2014	1999
Quincy's Family Steakhouse	Monroe	NC	—	560	458	(245)	773	(11)	7/31/2013	1978
RaceTrac	Bessemer	AL	—	761	2,624	—	3,385	(269)	2/7/2014	2003
RaceTrac	Mobile	AL	—	580	1,317	—	1,897	(135)	2/7/2014	1998
RaceTrac	Bellview	FL	—	684	3,831	—	4,515	(408)	2/7/2014	2007
RaceTrac	Jacksonville	FL	—	1,065	2,863	—	3,928	(329)	2/7/2014	2011
RaceTrac	Leesburg	FL	—	1,188	2,711	—	3,899	(316)	2/7/2014	2007
RaceTrac	Atlanta	GA	—	1,025	1,511	—	2,536	(164)	2/7/2014	2004
RaceTrac	Denton	TX	—	1,030	2,645	—	3,675	(259)	2/7/2014	2003
RaceTrac	Houston	TX	—	1,209	1,204	—	2,413	(121)	2/7/2014	1995
RaceTrac	Houston	TX	—	1,203	1,509	—	2,712	(152)	2/7/2014	1997
Rally's	Indianapolis	IN	—	210	1,514	—	1,724	(206)	6/27/2013	1995
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Kokomo	IN	—	290	548	—	838	(75)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Rally's	Muncie	IN	—	310	1,196	—	1,506	(163)	6/27/2013	1995
Rally's	Harvey	LA	—	420	870	—	1,290	(118)	6/27/2013	1995
Rally's	New Orleans	LA	—	450	1,691	—	2,141	(230)	6/27/2013	1995
Rally's	New Orleans	LA	—	220	1,018	—	1,238	(139)	6/27/2013	1995
Rally's	Hamtramck	MI	—	230	1,020	—	1,250	(139)	6/27/2013	1995
Rancho Grande Grill	Andalusia	AL	—	94	251	—	345	(37)	6/27/2013	2004
Razoo's Cajun Cafe	Lewisville	TX	—	780	1,503	(406)	1,877	(39)	6/27/2013	1995
RealTime Logic	Colorado Springs	CO	—	1,100	8,932	—	10,032	(1,944)	5/9/2014	2005
Reckitt Benckiser	Chester	NJ	5,500	886	7,972	—	8,858	(1,298)	8/16/2012	2006
Red Lobster	Edmonton	AB	—	2,360	555	—	2,915	(52)	7/28/2014	1990
Red Lobster	Edmonton	AB	—	2,585	450	—	3,035	(50)	7/28/2014	1990
Red Lobster	Auburn	AL	—	850	1,032	—	1,882	(64)	7/28/2014	1991
Red Lobster	Birmingham	AL	—	—	741	—	741	(58)	7/28/2014	1972
Red Lobster	Decatur	AL	—	1,100	686	—	1,786	(62)	7/28/2014	1993
Red Lobster	Dothan	AL	—	726	1,244	—	1,970	(71)	7/28/2014	1979
Red Lobster	Florence	AL	—	974	908	—	1,882	(70)	7/28/2014	1990
Red Lobster	Huntsville	AL	—	1,098	2,330	—	3,428	(105)	7/28/2014	1975
Red Lobster	Mobile	AL	—	1,150	830	—	1,980	(40)	7/28/2014	1971
Red Lobster	Montgomery	AL	—	1,034	1,413	—	2,447	(79)	7/28/2014	1983
Red Lobster	Tuscaloosa	AL	—	685	1,125	—	1,810	(66)	7/28/2014	1980
Red Lobster	Vestavia Hills	AL	—	1,257	1,417	—	2,674	(67)	7/28/2014	1972
Red Lobster	Fayetteville	AR	—	1,135	1,248	—	2,383	(62)	7/28/2014	1984
Red Lobster	Fort Smith	AR	—	1,643	1,228	—	2,871	(74)	7/28/2014	1980
Red Lobster	Hot Springs	AR	—	928	1,593	—	2,521	(99)	7/28/2014	1994
Red Lobster	Jonesboro	AR	—	1,518	1,834	—	3,352	(115)	7/28/2014	2011
Red Lobster	Little Rock	AR	—	1,942	725	—	2,667	(50)	7/28/2014	1977
Red Lobster	North Little Rock	AR	—	999	1,906	—	2,905	(97)	7/28/2014	1981
Red Lobster	Pine Bluff	AR	—	226	1,194	—	1,420	(83)	7/28/2014	1995
Red Lobster	Rogers	AR	—	1,398	2,069	—	3,467	(115)	7/28/2014	2008
Red Lobster	Chandler	AZ	—	—	252	—	252	(54)	7/28/2014	2000
Red Lobster	Flagstaff	AZ	—	891	514	—	1,405	(60)	7/28/2014	1996
Red Lobster	Gilbert	AZ	—	—	460	—	460	(69)	7/28/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Phoenix	AZ	—	1,038	350	—	1,388	(36)	7/28/2014	1982
Red Lobster	Surprise	AZ	—	—	565	—	565	(78)	7/28/2014	2003
Red Lobster	Tucson	AZ	—	—	676	—	676	(78)	7/28/2014	2009
Red Lobster	Yuma	AZ	—	499	916	—	1,415	(72)	7/28/2014	1992
Red Lobster	Bakersfield	CA	—	—	731	—	731	(89)	7/28/2014	2003
Red Lobster	Chico	CA	—	717	1,146	—	1,863	(79)	7/28/2014	1994
Red Lobster	Chula Vista	CA	—	—	1,671	—	1,671	(118)	7/28/2014	1988
Red Lobster	Fremont	CA	—	1,638	564	—	2,202	(43)	7/28/2014	1984
Red Lobster	Inglewood	CA	—	—	2,211	—	2,211	(176)	7/28/2014	2007
Red Lobster	Oceanside	CA	—	—	1,529	—	1,529	(113)	7/28/2014	2010
Red Lobster	Ontario	CA	—	1,304	2,238	—	3,542	(113)	7/28/2014	2003
Red Lobster	Palm Desert	CA	—	1,132	1,321	—	2,453	(91)	7/28/2014	2012
Red Lobster	Riverside	CA	—	914	2,459	—	3,373	(111)	7/28/2014	1988
Red Lobster	San Bernardino	CA	—	838	1,870	—	2,708	(100)	7/28/2014	1988
Red Lobster	San Bruno	CA	—	—	1,611	—	1,611	(157)	7/28/2014	1992
Red Lobster	San Diego	CA	—	—	1,113	—	1,113	(163)	7/28/2014	1988
Red Lobster	Torrance	CA	—	1,850	1,579	—	3,429	(78)	7/28/2014	1988
Red Lobster	Valencia	CA	—	—	841	—	841	(127)	7/28/2014	1988
Red Lobster	Colorado Springs	CO	—	—	1,512	—	1,512	(113)	7/28/2014	2004
Red Lobster	Fort Collins	CO	—	828	1,360	—	2,188	(78)	7/28/2014	1983
Red Lobster	Lakewood	CO	—	1,221	1,416	—	2,637	(82)	7/30/2014	1983
Red Lobster	Littleton	CO	—	1,441	1,521	—	2,962	(69)	7/30/2014	1975
Red Lobster	Bridgeport	CT	—	—	323	—	323	(56)	7/28/2014	1996
Red Lobster	Danbury	CT	—	—	159	—	159	(40)	7/28/2014	1996
Red Lobster	Newark	DE	—	—	1,515	—	1,515	(140)	7/28/2014	2006
Red Lobster	Talleyville	DE	—	1,201	1,877	—	3,078	(102)	7/28/2014	1991
Red Lobster	Altamonte Springs	FL	—	1,212	1,674	—	2,886	(89)	7/28/2014	1986
Red Lobster	Boynton Beach	FL	—	—	1,631	—	1,631	(135)	7/28/2014	2008
Red Lobster	Clermont	FL	—	929	1,305	—	2,234	(88)	7/28/2014	2008
Red Lobster	Coral Springs	FL	—	1,696	1,622	—	3,318	(85)	7/28/2014	1982
Red Lobster	Daytona	FL	—	732	1,668	—	2,400	(78)	7/28/2014	1974
Red Lobster	Fort Myers	FL	—	1,062	2,217	—	3,279	(91)	7/28/2014	1973

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Fort Pierce	FL	—	618	1,491	—	2,109	(93)	7/28/2014	1995
Red Lobster	Hollywood	FL	—	—	2,282	—	2,282	(195)	7/28/2014	2003
Red Lobster	Kissimmee	FL	—	—	1,364	—	1,364	(144)	7/28/2014	2002
Red Lobster	Leesburg	FL	—	721	1,262	—	1,983	(80)	7/28/2014	1990
Red Lobster	Miami	FL	—	—	1,062	—	1,062	(131)	7/28/2014	2003
Red Lobster	Orange Park	FL	—	982	2,033	—	3,015	(99)	7/30/2014	1980
Red Lobster	Orlando	FL	—	—	1,188	—	1,188	(140)	7/28/2014	1989
Red Lobster	Orlando	FL	—	1,728	1,899	—	3,627	(85)	7/28/2014	1974
Red Lobster	Panama City	FL	—	—	1,515	—	1,515	(125)	7/28/2014	1976
Red Lobster	Pembroke Pines	FL	—	479	3,126	—	3,605	(146)	7/28/2014	1987
Red Lobster	Plantation	FL	—	1,975	1,733	—	3,708	(97)	7/28/2014	1989
Red Lobster	Port Charlotte	FL	—	1,476	1,516	—	2,992	(88)	7/28/2014	1990
Red Lobster	Sanford	FL	—	1,682	1,252	—	2,934	(56)	7/28/2014	1973
Red Lobster	Sebring	FL	—	1,003	1,487	—	2,490	(83)	7/28/2014	1992
Red Lobster	Winter Haven	FL	—	1,055	2,217	—	3,272	(93)	7/28/2014	1972
Red Lobster	Athens	GA	—	669	2,027	—	2,696	(87)	7/28/2014	1971
Red Lobster	Augusta	GA	—	877	1,301	—	2,178	(64)	7/28/2014	1971
Red Lobster	Austell	GA	—	—	1,092	—	1,092	(98)	7/28/2014	2001
Red Lobster	Buford	GA	—	1,315	2,638	—	3,953	(134)	7/28/2014	2000
Red Lobster	Canton	GA	—	596	1,647	—	2,243	(97)	7/30/2014	2000
Red Lobster	Cartersville	GA	—	594	1,386	—	1,980	(84)	7/28/2014	1996
Red Lobster	Columbus	GA	—	956	1,957	—	2,913	(108)	7/28/2014	2005
Red Lobster	Conyers	GA	—	549	3,144	—	3,693	(152)	7/28/2014	2000
Red Lobster	Dalton	GA	—	775	2,045	—	2,820	(103)	7/28/2014	1995
Red Lobster	Decatur	GA	—	1,102	1,873	—	2,975	(85)	7/28/2014	1973
Red Lobster	Douglasville	GA	—	1,356	1,161	—	2,517	(73)	7/28/2014	1991
Red Lobster	Dublin	GA	—	379	1,315	—	1,694	(82)	7/28/2014	1993
Red Lobster	Duluth	GA	—	970	2,693	—	3,663	(123)	7/28/2014	1984
Red Lobster	Gainesville	GA	—	989	1,561	—	2,550	(80)	7/28/2014	1992
Red Lobster	Jonesboro	GA	—	1,049	1,678	—	2,727	(76)	7/28/2014	1972
Red Lobster	Kennesaw	GA	—	1,382	1,802	—	3,184	(93)	7/28/2014	1987
Red Lobster	Mcdonough	GA	—	792	2,365	—	3,157	(125)	7/28/2014	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Newnan	GA	—	1,063	1,547	—	2,610	(92)	7/28/2014	1999
Red Lobster	Perry	GA	—	351	1,839	—	2,190	(103)	7/28/2014	1996
Red Lobster	Rome	GA	—	961	911	—	1,872	(57)	7/28/2014	1979
Red Lobster	Roswell	GA	—	2,358	354	—	2,712	(35)	7/28/2014	1981
Red Lobster	Savannah	GA	—	475	2,236	—	2,711	(98)	7/28/2014	1971
Red Lobster	Smyrna	GA	—	1,090	1,677	—	2,767	(85)	7/28/2014	1983
Red Lobster	Snellville	GA	—	887	2,223	—	3,110	(112)	7/28/2014	1992
Red Lobster	Tucker	GA	—	—	1,718	—	1,718	(142)	7/28/2014	1973
Red Lobster	Ames	IA	—	789	1,133	—	1,922	(79)	7/28/2014	1995
Red Lobster	Cedar Rapids	IA	—	—	495	—	495	(80)	7/28/2014	1981
Red Lobster	Davenport	IA	—	619	2,896	—	3,515	(127)	7/28/2014	1975
Red Lobster	Waterloo	IA	—	708	1,723	—	2,431	(86)	7/28/2014	1979
Red Lobster	West Des Moines	IA	—	1,033	2,358	—	3,391	(107)	7/28/2014	1975
Red Lobster	Boise	ID	—	—	714	—	714	(86)	7/28/2014	1988
Red Lobster	Pocatello	ID	—	—	773	—	773	(131)	7/28/2014	1994
Red Lobster	Alton	IL	—	1,251	1,854	—	3,105	(92)	7/28/2014	1983
Red Lobster	Aurora	IL	—	1,598	782	—	2,380	(49)	7/28/2014	1979
Red Lobster	Bloomingdale	IL	—	1,165	1,309	—	2,474	(69)	7/28/2014	1981
Red Lobster	Champaign	IL	—	673	2,647	—	3,320	(118)	7/28/2014	1975
Red Lobster	Chicago	IL	—	1,064	2,422	—	3,486	(110)	7/28/2014	1980
Red Lobster	Danville	IL	—	253	1,580	—	1,833	(96)	7/28/2014	1991
Red Lobster	Downers Grove	IL	—	1,694	1,854	—	3,548	(99)	7/30/2014	1990
Red Lobster	Fairview Heights	IL	—	—	1,806	—	1,806	(265)	7/28/2014	1972
Red Lobster	Forsyth	IL	—	—	1,083	—	1,083	(106)	7/28/2014	1975
Red Lobster	Gurnee	IL	—	1,735	2,286	—	4,021	(104)	7/28/2014	1980
Red Lobster	Marion	IL	—	399	2,399	—	2,798	(124)	7/28/2014	1992
Red Lobster	Matteson	IL	—	962	2,212	—	3,174	(97)	7/28/2014	1976
Red Lobster	Norridge	IL	—	—	929	—	929	(147)	7/28/2014	1979
Red Lobster	Oak Lawn	IL	—	1,825	2,316	—	4,141	(102)	7/28/2014	1975
Red Lobster	Orland Park	IL	—	1,046	2,489	—	3,535	(114)	7/28/2014	1980
Red Lobster	Peru	IL	—	339	1,169	—	1,508	(77)	7/28/2014	1995
Red Lobster	Rockford	IL	—	1,104	1,901	—	3,005	(92)	7/30/2014	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Schaumburg	IL	—	—	665	—	665	(74)	7/28/2014	1976
Red Lobster	Springfield	IL	—	1,205	1,253	—	2,458	(71)	7/28/2014	1977
Red Lobster	West Dundee	IL	—	197	2,195	—	2,392	(102)	7/28/2014	1982
Red Lobster	Anderson	IN	—	813	1,272	—	2,085	(71)	7/28/2014	1982
Red Lobster	Avon	IN	—	—	864	—	864	(106)	7/28/2014	2001
Red Lobster	Columbus	IN	—	615	1,435	—	2,050	(85)	7/28/2014	1991
Red Lobster	Elkhart	IN	—	616	1,657	—	2,273	(121)	9/19/2014	1993
Red Lobster	Evansville	IN	—	587	3,357	—	3,944	(144)	7/28/2014	1972
Red Lobster	Fort Wayne	IN	—	567	2,985	—	3,552	(129)	7/28/2014	1973
Red Lobster	Kokomo	IN	—	394	1,835	—	2,229	(90)	7/28/2014	1980
Red Lobster	Lafayette	IN	—	335	2,484	—	2,819	(112)	7/28/2014	1975
Red Lobster	Merrillville	IN	—	568	3,197	—	3,765	(136)	7/28/2014	1979
Red Lobster	Michigan City	IN	—	330	2,233	—	2,563	(112)	7/28/2014	1992
Red Lobster	Mishawaka	IN	—	593	2,205	—	2,798	(100)	7/28/2014	1974
Red Lobster	Muncie	IN	—	627	1,427	—	2,054	(62)	7/28/2014	1975
Red Lobster	Richmond	IN	—	371	1,416	—	1,787	(89)	7/28/2014	1996
Red Lobster	Terre Haute	IN	—	1,066	2,640	—	3,706	(116)	7/28/2014	1972
Red Lobster	Topeka	KS	—	754	2,211	—	2,965	(99)	7/28/2014	1972
Red Lobster	Wichita	KS	—	726	1,677	—	2,403	(91)	7/28/2014	1986
Red Lobster	Elizabethtown	KY	—	866	401	—	1,267	(58)	7/28/2014	2003
Red Lobster	Florence	KY	—	601	2,811	—	3,412	(118)	7/28/2014	1978
Red Lobster	Lexington	KY	—	—	1,094	—	1,094	(104)	7/28/2014	2011
Red Lobster	Louisville	KY	—	893	1,350	—	2,243	(83)	7/28/2014	1991
Red Lobster	Owensboro	KY	—	815	1,485	—	2,300	(82)	7/28/2014	1982
Red Lobster	Paducah	KY	—	864	1,770	—	2,634	(100)	7/30/2014	1990
Red Lobster	Richmond	KY	—	968	880	—	1,848	(66)	7/28/2014	1993
Red Lobster	St. Matthews	KY	—	1,640	1,841	—	3,481	(84)	7/28/2014	1972
Red Lobster	Baton Rouge	LA	—	—	1,535	—	1,535	(128)	7/28/2014	2011
Red Lobster	Monroe	LA	—	455	2,022	—	2,477	(107)	7/28/2014	1991
Red Lobster	Winnipeg	MB	—	1,664	489	—	2,153	(53)	7/28/2014	1989
Red Lobster	Annapolis	MD	—	—	644	—	644	(62)	7/28/2014	1985
Red Lobster	Frederick	MD	—	—	319	—	319	(61)	7/28/2014	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Gaithersburg	MD	—	1,378	1,653	—	3,031	(81)	7/28/2014	1977
Red Lobster	Hagerstown	MD	—	1,044	1,755	—	2,799	(96)	7/28/2014	1992
Red Lobster	Lanham	MD	—	—	455	—	455	(66)	7/28/2014	1980
Red Lobster	Owings Mills	MD	—	—	229	—	229	(42)	7/28/2014	1989
Red Lobster	Salisbury	MD	—	1,070	1,868	—	2,938	(105)	7/28/2014	1992
Red Lobster	Suitland	MD	—	1,090	3,112	—	4,202	(131)	7/28/2014	1975
Red Lobster	Battle Creek	MI	—	202	1,827	—	2,029	(91)	7/28/2014	1979
Red Lobster	Bay City	MI	—	168	1,620	—	1,788	(96)	7/28/2014	1993
Red Lobster	Dearborn Heights	MI	—	822	2,156	—	2,978	(100)	7/28/2014	1975
Red Lobster	Flint	MI	—	505	2,266	—	2,771	(106)	7/28/2014	1976
Red Lobster	Fort Gratiot	MI	—	250	1,611	—	1,861	(103)	7/28/2014	2002
Red Lobster	Grandville	MI	—	1,055	1,479	—	2,534	(98)	7/28/2014	2001
Red Lobster	Jackson	MI	—	235	2,174	—	2,409	(101)	7/28/2014	1976
Red Lobster	Kentwood	MI	—	819	1,606	—	2,425	(79)	7/28/2014	1975
Red Lobster	Lansing	MI	—	—	1,534	—	1,534	(128)	7/28/2014	1976
Red Lobster	Livonia	MI	—	635	1,824	—	2,459	(98)	7/28/2014	1987
Red Lobster	Madison Heights	MI	—	756	2,527	—	3,283	(114)	7/28/2014	1974
Red Lobster	Marquette	MI	—	300	1,731	—	2,031	(101)	7/28/2014	1993
Red Lobster	Mt. Pleasant	MI	—	508	1,346	—	1,854	(85)	7/28/2014	1993
Red Lobster	Muskegon	MI	—	386	2,028	—	2,414	(101)	7/28/2014	1982
Red Lobster	Novi	MI	—	2,061	1,847	—	3,908	(97)	7/28/2014	1983
Red Lobster	Portage	MI	—	396	2,496	—	2,892	(111)	7/28/2014	1975
Red Lobster	Saginaw	MI	—	335	1,961	—	2,296	(94)	7/28/2014	1975
Red Lobster	Southgate	MI	—	611	2,531	—	3,142	(127)	7/28/2014	1990
Red Lobster	Sterling Heights	MI	—	759	3,215	—	3,974	(147)	7/28/2014	1985
Red Lobster	Traverse City	MI	—	1,036	1,121	—	2,157	(80)	7/28/2014	1996
Red Lobster	Warren	MI	—	349	2,656	—	3,005	(118)	7/28/2014	1975
Red Lobster	Westland	MI	—	478	2,551	—	3,029	(114)	7/28/2014	1975
Red Lobster	Blaine	MN	—	1,325	1,896	—	3,221	(90)	7/28/2014	1980
Red Lobster	Burnsville	MN	—	1,222	2,381	—	3,603	(103)	7/30/2014	1980
Red Lobster	Mankato	MN	—	867	1,642	—	2,509	(97)	7/28/2014	1993
Red Lobster	Maplewood	MN	—	1,196	1,359	—	2,555	(70)	7/28/2014	1983

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Rochester	MN	—	—	1,674	—	1,674	(120)	7/28/2014	1987
Red Lobster	Roseville	MN	—	1,291	1,298	—	2,589	(60)	7/28/2014	1975
Red Lobster	St. Cloud	MN	—	760	2,770	—	3,530	(127)	7/28/2014	1990
Red Lobster	Branson	MO	—	1,496	1,074	—	2,570	(55)	7/30/2014	2000
Red Lobster	Bridgeton	MO	—	1,128	2,003	—	3,131	(94)	7/28/2014	1973
Red Lobster	Cape Girardeau	MO	—	1,412	1,103	—	2,515	(78)	7/28/2014	1994
Red Lobster	Chesterfield	MO	—	—	1,762	—	1,762	(160)	7/28/2014	1973
Red Lobster	Crestwood	MO	—	518	1,466	—	1,984	(72)	7/28/2014	1975
Red Lobster	Jefferson City	MO	—	593	1,092	—	1,685	(64)	7/28/2014	1995
Red Lobster	Joplin	MO	—	1,119	1,492	—	2,611	(81)	7/30/2014	1981
Red Lobster	Springfield	MO	—	—	1,510	—	1,510	(192)	7/28/2014	1972
Red Lobster	St. Joseph	MO	—	1,023	1,002	—	2,025	(58)	7/28/2014	1979
Red Lobster	St. Peters	MO	—	—	1,543	—	1,543	(201)	7/28/2014	1976
Red Lobster	St.Louis	MO	—	1,387	2,662	—	4,049	(114)	7/28/2014	1972
Red Lobster	Hattiesburg	MS	—	457	1,478	—	1,935	(93)	7/30/2014	1996
Red Lobster	Jackson	MS	—	1,128	2,851	—	3,979	(128)	7/28/2014	1977
Red Lobster	Meridian	MS	—	—	872	—	872	(87)	7/28/2014	1996
Red Lobster	Southaven	MS	—	668	2,640	—	3,308	(112)	7/28/2014	1972
Red Lobster	Tupelo	MS	—	626	1,703	—	2,329	(100)	7/30/2014	1994
Red Lobster	Billings	MT	—	1,005	2,436	—	3,441	(127)	7/28/2014	1993
Red Lobster	Asheville	NC	—	544	2,865	—	3,409	(128)	7/28/2014	1980
Red Lobster	Burlington	NC	—	1,208	403	—	1,611	(63)	7/28/2014	2011
Red Lobster	Cary	NC	—	1,933	1,118	—	3,051	(77)	7/28/2014	1992
Red Lobster	Concord	NC	—	—	1,506	—	1,506	(151)	7/28/2014	2002
Red Lobster	Fayetteville	NC	—	675	2,908	—	3,583	(116)	7/28/2014	1978
Red Lobster	Greensboro	NC	—	1,372	1,785	—	3,157	(84)	7/28/2014	1972
Red Lobster	Greenville	NC	—	1,139	846	—	1,985	(68)	7/28/2014	1991
Red Lobster	Hickory	NC	—	630	1,660	—	2,290	(84)	7/28/2014	1989
Red Lobster	Jacksonville	NC	—	1,006	1,050	—	2,056	(78)	7/28/2014	1995
Red Lobster	Matthews	NC	—	1,949	495	—	2,444	(68)	7/28/2014	2012
Red Lobster	Raleigh	NC	—	946	2,183	—	3,129	(94)	7/28/2014	1983
Red Lobster	Rocky Mount	NC	—	795	1,005	—	1,800	(73)	7/28/2014	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Winston-Salem	NC	—	1,679	610	—	2,289	(41)	7/28/2014	1972
Red Lobster	Bismarck	ND	—	831	3,321	—	4,152	(143)	7/28/2014	1990
Red Lobster	Fargo	ND	—	888	2,933	—	3,821	(132)	7/28/2014	1981
Red Lobster	Grand Forks	ND	—	876	1,694	—	2,570	(98)	7/28/2014	1992
Red Lobster	Kearney	NE	—	678	1,109	—	1,787	(79)	7/28/2014	1996
Red Lobster	Lincoln	NE	—	—	254	—	254	(38)	7/28/2014	1977
Red Lobster	Omaha	NE	—	933	1,075	—	2,008	(61)	7/28/2014	1974
Red Lobster	Cherry Hill	NJ	—	—	2,274	—	2,274	(219)	7/28/2014	1984
Red Lobster	Delran	NJ	—	887	1,671	—	2,558	(91)	7/28/2014	1988
Red Lobster	Deptford	NJ	—	—	1,608	—	1,608	(164)	7/28/2014	1991
Red Lobster	Vineland	NJ	—	—	1,779	—	1,779	(135)	7/28/2014	1995
Red Lobster	Clovis	NM	—	—	318	—	318	(53)	7/28/2014	1995
Red Lobster	Farmington	NM	—	855	2,287	—	3,142	(119)	7/28/2014	1992
Red Lobster	Roswell	NM	—	354	1,248	—	1,602	(84)	7/30/2014	1994
Red Lobster	Santa Fe	NM	—	876	1,440	—	2,316	(90)	7/30/2014	1990
Red Lobster	Amherst	NY	—	1,344	1,271	—	2,615	(78)	7/28/2014	1980
Red Lobster	Brooklyn	NY	—	—	5,897	—	5,897	(502)	7/28/2014	2003
Red Lobster	Colonie	NY	—	1,014	3,500	—	4,514	(152)	7/28/2014	1976
Red Lobster	Henrietta	NY	—	956	2,934	—	3,890	(133)	7/28/2014	1976
Red Lobster	Hicksville	NY	—	—	870	—	870	(90)	7/28/2014	1982
Red Lobster	Liverpool	NY	—	900	2,088	—	2,988	(100)	7/28/2014	1975
Red Lobster	Poughkeepsie	NY	—	1,987	669	—	2,656	(47)	7/28/2014	1981
Red Lobster	Rochester	NY	—	756	2,122	—	2,878	(113)	7/28/2014	1985
Red Lobster	Ronkonkoma	NY	—	—	1,109	—	1,109	(113)	7/28/2014	2005
Red Lobster	Valley Stream	NY	—	—	1,417	—	1,417	(149)	7/28/2014	1983
Red Lobster	Vestal	NY	—	1,027	2,255	—	3,282	(105)	7/28/2014	1976
Red Lobster	Watertown	NY	—	807	1,586	—	2,393	(97)	7/28/2014	1993
Red Lobster	Yonkers	NY	—	—	894	—	894	(94)	7/28/2014	2012
Red Lobster	Akron	OH	—	—	1,398	—	1,398	(137)	7/28/2014	1981
Red Lobster	Beavercreek	OH	—	551	2,334	—	2,885	(120)	7/28/2014	1994
Red Lobster	Canton	OH	—	398	2,596	—	2,994	(110)	7/28/2014	1974
Red Lobster	Cincinnati	OH	—	799	1,915	—	2,714	(82)	7/28/2014	1974

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Cincinnati	OH	—	1,484	1,687	—	3,171	(76)	7/28/2014	1977
Red Lobster	Cincinnati	OH	—	365	2,344	—	2,709	(102)	7/28/2014	1980
Red Lobster	Columbus	OH	—	—	1,100	—	1,100	(120)	7/28/2014	2002
Red Lobster	Columbus	OH	—	728	1,717	—	2,445	(83)	7/28/2014	1981
Red Lobster	Columbus	OH	—	787	2,123	—	2,910	(94)	7/28/2014	1973
Red Lobster	Cuyahoga Falls	OH	—	306	2,511	—	2,817	(107)	7/28/2014	1974
Red Lobster	Dublin	OH	—	—	873	—	873	(84)	7/28/2014	1990
Red Lobster	Lancaster	OH	—	737	1,570	—	2,307	(86)	7/28/2014	1991
Red Lobster	Lima	OH	—	843	658	—	1,501	(59)	7/28/2014	1991
Red Lobster	Mansfield	OH	—	335	1,697	—	2,032	(81)	7/28/2014	1977
Red Lobster	Maumee	OH	—	505	2,067	—	2,572	(99)	7/28/2014	1974
Red Lobster	Mentor	OH	—	651	2,129	—	2,780	(98)	7/30/2014	1977
Red Lobster	Miamisburg	OH	—	612	2,615	—	3,227	(106)	7/28/2014	1974
Red Lobster	New Philadelphia	OH	—	232	1,349	—	1,581	(82)	7/28/2014	1991
Red Lobster	Niles	OH	—	—	1,799	—	1,799	(152)	7/28/2014	1982
Red Lobster	North Olmsted	OH	—	—	2,291	—	2,291	(170)	7/28/2014	1974
Red Lobster	Parma	OH	—	466	2,156	—	2,622	(96)	7/28/2014	1975
Red Lobster	Sandusky	OH	—	1,290	1,126	—	2,416	(69)	7/30/2014	1986
Red Lobster	Springfield	OH	—	526	1,345	—	1,871	(86)	7/28/2014	1996
Red Lobster	St. Clairsville	OH	—	—	853	—	853	(126)	7/28/2014	1997
Red Lobster	Toledo	OH	—	732	2,112	—	2,844	(102)	7/28/2014	1974
Red Lobster	Wooster	OH	—	200	1,205	—	1,405	(79)	7/28/2014	1995
Red Lobster	Youngstown	OH	—	214	2,477	—	2,691	(113)	7/28/2014	1982
Red Lobster	Zanesville	OH	—	729	1,205	—	1,934	(69)	7/28/2014	1992
Red Lobster	Lawton	OK	—	478	1,760	—	2,238	(88)	7/28/2014	1981
Red Lobster	Muskogee	OK	—	399	1,707	—	2,106	(98)	7/28/2014	1995
Red Lobster	Oklahoma City	OK	—	610	2,681	—	3,291	(116)	7/28/2014	1980
Red Lobster	Oklahoma City	OK	—	800	1,960	—	2,760	(99)	7/28/2014	1991
Red Lobster	Shawnee	OK	—	437	1,744	—	2,181	(92)	7/28/2014	1995
Red Lobster	Tulsa	OK	—	847	2,084	—	2,931	(96)	7/28/2014	1976
Red Lobster	Barrie	ON	—	1,815	317	—	2,132	(45)	7/28/2014	1986
Red Lobster	Brampton	ON	—	1,249	1,396	—	2,645	(76)	7/28/2014	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Burlington	ON	—	1,884	1,652	—	3,536	(85)	7/28/2014	1985
Red Lobster	Kitchener	ON	—	1,397	554	—	1,951	(53)	7/28/2014	1986
Red Lobster	London	ON	—	1,502	649	—	2,151	(66)	7/28/2014	1986
Red Lobster	Niagara Falls	ON	—	1,094	1,402	—	2,496	(84)	7/28/2014	1986
Red Lobster	Oshawa	ON	—	955	775	—	1,730	(52)	7/28/2014	1986
Red Lobster	Ottawa	ON	—	1,686	938	—	2,624	(57)	7/28/2014	1986
Red Lobster	Scarborough	ON	—	2,910	1,260	—	4,170	(71)	7/28/2014	1985
Red Lobster	Sudbury	ON	—	1,149	645	—	1,794	(61)	7/28/2014	1989
Red Lobster	Windsor	ON	—	870	648	—	1,518	(56)	7/28/2014	1983
Red Lobster	Medford	OR	—	2,212	394	—	2,606	(50)	7/28/2014	1991
Red Lobster	Salem	OR	—	1,132	1,391	—	2,523	(85)	7/28/2014	1993
Red Lobster	Bartonsville	PA	—	—	2,389	—	2,389	(177)	7/28/2014	2010
Red Lobster	Chambersburg	PA	—	694	1,212	—	1,906	(80)	7/28/2014	1991
Red Lobster	Du Bois	PA	—	317	981	—	1,298	(71)	7/28/2014	1995
Red Lobster	Erie	PA	—	600	1,800	—	2,400	(85)	7/28/2014	1987
Red Lobster	Greensburg	PA	—	748	2,432	—	3,180	(112)	7/28/2014	1989
Red Lobster	Hanover	PA	—	446	1,870	—	2,316	(104)	7/28/2014	1995
Red Lobster	Hermitage	PA	—	904	1,523	—	2,427	(89)	7/28/2014	1993
Red Lobster	Johnstown	PA	—	789	1,799	—	2,588	(100)	7/28/2014	1993
Red Lobster	Lancaster	PA	—	—	2,968	—	2,968	(190)	7/28/2014	1977
Red Lobster	Langhorne	PA	—	979	2,735	—	3,714	(138)	7/28/2014	1996
Red Lobster	Mechanicsburg	PA	—	676	2,656	—	3,332	(118)	7/28/2014	1976
Red Lobster	Monroeville	PA	—	913	1,924	—	2,837	(83)	7/28/2014	1977
Red Lobster	Philadelphia	PA	—	—	1,902	—	1,902	(127)	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	—	1,379	—	1,379	(138)	7/28/2014	1976
Red Lobster	Pittsburgh	PA	—	1,352	1,190	—	2,542	(59)	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	1,641	1,096	—	2,737	(61)	7/28/2014	1987
Red Lobster	Pottstown	PA	—	—	1,115	—	1,115	(177)	7/28/2014	1995
Red Lobster	Scranton	PA	—	—	1,563	—	1,563	(171)	7/28/2014	2001
Red Lobster	Springfield	PA	—	1,571	2,344	—	3,915	(119)	7/28/2014	1983
Red Lobster	State College	PA	—	—	1,026	—	1,026	(143)	7/28/2014	1999
Red Lobster	Washington	PA	—	—	694	—	694	(65)	7/28/2014	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Whitehall	PA	—	—	2,155	—	2,155	(223)	7/28/2014	1977
Red Lobster	Aiken	SC	—	780	1,247	—	2,027	(77)	7/28/2014	1991
Red Lobster	Columbia	SC	—	—	918	—	918	(89)	7/28/2014	1980
Red Lobster	Florence	SC	—	779	1,506	—	2,285	(88)	7/28/2014	1990
Red Lobster	Myrtle Beach	SC	—	—	462	—	462	(72)	7/28/2014	2006
Red Lobster	North Charleston	SC	—	862	1,702	—	2,564	(85)	7/28/2014	1978
Red Lobster	Spartanburg	SC	—	—	1,136	—	1,136	(87)	7/28/2014	1973
Red Lobster	Sumter	SC	—	988	1,117	—	2,105	(79)	7/28/2014	1995
Red Lobster	Regina	SK	—	1,698	548	—	2,246	(53)	7/28/2014	1989
Red Lobster	Saskatoon	SK	—	1,579	1,359	—	2,938	(84)	7/28/2014	1990
Red Lobster	Chattanooga	TN	—	1,419	1,188	—	2,607	(60)	7/28/2014	1980
Red Lobster	Chattanooga	TN	—	1,548	2,575	—	4,123	(104)	7/28/2014	1972
Red Lobster	Clarksville	TN	—	543	2,223	—	2,766	(107)	7/28/2014	1990
Red Lobster	Cookeville	TN	—	532	1,205	—	1,737	(72)	7/28/2014	1995
Red Lobster	Franklin	TN	—	1,660	757	—	2,417	(57)	7/30/2014	1992
Red Lobster	Jackson	TN	—	822	1,427	—	2,249	(90)	7/28/2014	1995
Red Lobster	Knoxville	TN	—	1,149	1,720	—	2,869	(82)	7/28/2014	1972
Red Lobster	Madison	TN	—	1,074	2,028	—	3,102	(85)	7/28/2014	1972
Red Lobster	Memphis	TN	—	1,293	1,711	—	3,004	(92)	7/28/2014	1984
Red Lobster	Memphis	TN	—	1,602	2,290	—	3,892	(100)	7/28/2014	1972
Red Lobster	Mt. Juliet	TN	—	1,227	773	—	2,000	(69)	7/28/2014	2009
Red Lobster	Sevierville	TN	—	—	1,062	—	1,062	(121)	7/28/2014	2002
Red Lobster	Abilene	TX	—	209	1,976	—	2,185	(94)	7/30/2014	1980
Red Lobster	Amarillo	TX	—	590	2,342	—	2,932	(104)	7/28/2014	1976
Red Lobster	Baytown	TX	—	537	1,255	—	1,792	(69)	7/28/2014	1984
Red Lobster	Beaumont	TX	—	610	604	—	1,214	(42)	7/30/2014	1976
Red Lobster	Brownsville	TX	—	427	1,638	—	2,065	(92)	7/28/2014	1990
Red Lobster	Burleson	TX	—	—	356	—	356	(62)	7/28/2014	2003
Red Lobster	College Station	TX	—	—	643	—	643	(66)	7/28/2014	1983
Red Lobster	Conroe	TX	—	—	557	—	557	(75)	7/28/2014	2011
Red Lobster	Corpus Christi	TX	—	1,246	2,325	—	3,571	(106)	7/28/2014	1975
Red Lobster	Denton	TX	—	832	2,044	—	2,876	(111)	7/28/2014	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Duncanville	TX	—	361	2,658	—	3,019	(115)	7/28/2014	1974
Red Lobster	El Paso	TX	—	—	414	—	414	(68)	7/28/2014	1976
Red Lobster	El Paso	TX	—	—	883	—	883	(89)	7/28/2014	2008
Red Lobster	El Paso	TX	—	721	1,825	—	2,546	(91)	7/28/2014	1982
Red Lobster	Fort Worth	TX	—	—	239	—	239	(39)	7/28/2014	1982
Red Lobster	Greenville	TX	—	206	1,688	—	1,894	(95)	7/28/2014	1995
Red Lobster	Houston	TX	—	—	399	—	399	(66)	7/28/2014	1974
Red Lobster	Houston	TX	—	960	1,833	—	2,793	(88)	7/28/2014	1981
Red Lobster	Humble	TX	—	—	1,087	—	1,087	(95)	7/28/2014	1980
Red Lobster	Irving	TX	—	1,240	1,667	—	2,907	(77)	7/30/2014	1973
Red Lobster	Katy	TX	—	1,439	896	—	2,335	(71)	7/28/2014	2001
Red Lobster	Killeen	TX	—	732	1,935	—	2,667	(102)	7/28/2014	1991
Red Lobster	Lake Jackson	TX	—	393	1,190	—	1,583	(66)	7/28/2014	1984
Red Lobster	Laredo	TX	—	—	819	—	819	(99)	7/28/2014	2003
Red Lobster	Lewisville	TX	—	1,087	1,626	—	2,713	(76)	7/28/2014	1973
Red Lobster	Longview	TX	—	324	2,625	—	2,949	(120)	7/28/2014	1981
Red Lobster	Lubbock	TX	—	1,103	1,494	—	2,597	(75)	7/28/2014	1976
Red Lobster	Lufkin	TX	—	15	1,732	—	1,747	(98)	7/28/2014	1996
Red Lobster	Mcallen	TX	—	1,175	2,280	—	3,455	(109)	7/28/2014	1981
Red Lobster	Mcallen	TX	—	960	1,647	—	2,607	(105)	7/28/2014	2010
Red Lobster	N. Richland Hills	TX	—	493	2,889	—	3,382	(127)	7/28/2014	1978
Red Lobster	Pasadena	TX	—	675	928	—	1,603	(52)	7/28/2014	1978
Red Lobster	San Angelo	TX	—	512	3,433	—	3,945	(151)	7/28/2014	1984
Red Lobster	San Antonio	TX	—	—	963	—	963	(72)	7/28/2014	1974
Red Lobster	San Antonio	TX	—	474	1,491	—	1,965	(81)	7/28/2014	1984
Red Lobster	Shenandoah	TX	—	740	1,578	—	2,318	(78)	7/28/2014	1981
Red Lobster	Sherman	TX	—	675	1,923	—	2,598	(107)	7/28/2014	1990
Red Lobster	Sugar Land	TX	—	—	708	—	708	(67)	7/28/2014	1981
Red Lobster	Texarkana	TX	—	73	2,148	—	2,221	(109)	7/28/2014	1986
Red Lobster	Tyler	TX	—	884	1,755	—	2,639	(88)	7/28/2014	1982
Red Lobster	Victoria	TX	—	478	1,905	—	2,383	(95)	7/28/2014	1984
Red Lobster	Webster	TX	—	909	1,907	—	2,816	(91)	7/28/2014	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Wichita Falls	TX	—	345	1,706	—	2,051	(86)	7/28/2014	1980
Red Lobster	Layton	UT	—	1,577	1,333	—	2,910	(88)	7/28/2014	1993
Red Lobster	Murray	UT	—	1,391	2,367	—	3,758	(124)	7/28/2014	1992
Red Lobster	Orem	UT	—	1,246	1,346	—	2,592	(93)	7/28/2014	2001
Red Lobster	Saint George	UT	—	797	1,387	—	2,184	(89)	7/28/2014	1996
Red Lobster	Alexandria	VA	—	1,516	1,991	—	3,507	(91)	7/28/2014	1977
Red Lobster	Bristol	VA	—	816	1,175	—	1,991	(76)	7/28/2014	2005
Red Lobster	Charlottesville	VA	—	—	1,021	—	1,021	(85)	7/28/2014	1986
Red Lobster	Chesapeake	VA	—	1,262	1,374	—	2,636	(74)	7/28/2014	1992
Red Lobster	Christiansburg	VA	—	447	1,657	—	2,104	(99)	7/28/2014	1996
Red Lobster	Colonial Heights	VA	—	1,095	1,409	—	2,504	(89)	7/28/2014	1993
Red Lobster	Fairfax	VA	—	2,163	425	—	2,588	(33)	7/28/2014	1977
Red Lobster	Fredericksburg	VA	—	1,088	1,971	—	3,059	(104)	7/28/2014	1991
Red Lobster	Harrisonburg	VA	—	465	1,369	—	1,834	(89)	7/28/2014	1993
Red Lobster	Lynchburg	VA	—	983	1,378	—	2,361	(78)	7/28/2014	1982
Red Lobster	Manassas	VA	—	1,800	941	—	2,741	(66)	7/28/2014	1993
Red Lobster	Midlothian	VA	—	—	655	—	655	(89)	7/28/2014	2003
Red Lobster	Sterling	VA	—	—	646	—	646	(87)	7/28/2014	2001
Red Lobster	Virginia Beach	VA	—	820	1,805	—	2,625	(92)	7/28/2014	1981
Red Lobster	Williamsburg	VA	—	1,064	1,096	—	2,160	(77)	7/28/2014	1993
Red Lobster	Winchester	VA	—	—	357	—	357	(61)	7/28/2014	2006
Red Lobster	Woodbridge	VA	—	1,052	2,096	—	3,148	(104)	7/28/2014	1989
Red Lobster	Kelso	WA	—	550	1,573	—	2,123	(90)	7/28/2014	1994
Red Lobster	Olympia	WA	—	—	596	—	596	(100)	7/28/2014	1995
Red Lobster	Silverdale	WA	—	1,661	501	—	2,162	(54)	7/28/2014	1993
Red Lobster	Spokane	WA	—	—	1,427	—	1,427	(122)	7/28/2014	2009
Red Lobster	Ashwaubenon	WI	—	1,270	1,116	—	2,386	(64)	7/28/2014	1975
Red Lobster	Eau Claire	WI	—	527	1,534	—	2,061	(87)	7/28/2014	1982
Red Lobster	Greenfield	WI	—	1,823	1,673	—	3,496	(80)	7/28/2014	1975
Red Lobster	La Crosse	WI	—	1,087	965	—	2,052	(75)	7/28/2014	1991
Red Lobster	Mt. Pleasant	WI	—	856	1,773	—	2,629	(114)	7/28/2014	2012
Red Lobster	Wauwatosa	WI	—	1,524	997	—	2,521	(58)	7/28/2014	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Red Lobster	Charleston	WV	—	—	1,100	—	1,100	(122)	7/28/2014	2003
Red Lobster	Huntington	WV	—	344	2,552	—	2,896	(125)	7/28/2014	1985
Red Lobster	Morgantown	WV	—	1,252	1,477	—	2,729	(95)	7/28/2014	2009
Red Lobster	Parkersburg	WV	—	654	1,447	—	2,101	(93)	7/28/2014	1994
Red Lobster	Casper	WY	—	1,014	1,337	—	2,351	(98)	7/28/2014	2011
Red Lobster	Cheyenne	WY	—	1,514	640	—	2,154	(34)	7/28/2014	1992
Red Oak Village	San Marcos	TX	12,480	5,287	20,357	43	25,687	(1,961)	2/7/2014	2006
Reef Services, LLC	Gainesville	TX	—	86	285	—	371	(20)	6/25/2014	2009
Rite Aid	Talladega	AL	—	377	1,311	—	1,688	(156)	1/8/2014	1997
Rite Aid	Bear	DE	—	851	2,702	—	3,553	(327)	1/8/2014	1999
Rite Aid	Tucker	GA	—	793	1,419	—	2,212	(168)	1/8/2014	1996
Rite Aid	Jeffersonville	IN	—	824	2,472	—	3,296	(464)	11/30/2012	2008
Rite Aid	Lawrenceburg	KY	—	567	2,267	—	2,834	(425)	11/30/2012	2008
Rite Aid	Lexington	KY	—	—	1,943	—	1,943	(364)	11/30/2012	2007
Rite Aid	Paris	KY	—	743	2,228	—	2,971	(418)	11/30/2012	2008
Rite Aid	Scottsville	KY	—	153	2,904	—	3,057	(544)	11/30/2012	2007
Rite Aid	Stanford	KY	—	152	2,886	—	3,038	(541)	11/30/2012	2009
Rite Aid	Adams	MA	—	300	1,200	—	1,500	(177)	7/30/2013	1958
Rite Aid	Bangor	ME	—	724	2,896	—	3,620	(285)	5/19/2014	1998
Rite Aid	Buxton	ME	—	413	1,650	7	2,070	(165)	5/19/2014	1997
Rite Aid	Dover-Foxcroft	ME	—	256	2,659	—	2,915	(323)	1/8/2014	1999
Rite Aid	Fort Fairfield	ME	—	117	1,821	—	1,938	(223)	1/8/2014	1998
Rite Aid	Fort Kent	ME	—	387	2,064	—	2,451	(245)	1/8/2014	1999
Rite Aid	Van Buren	ME	—	115	1,720	—	1,835	(210)	1/8/2014	1998
Rite Aid	Bay City	MI	—	463	1,629	—	2,092	(137)	6/24/2014	1996
Rite Aid	Burton	MI	—	128	2,541	(50)	2,619	(372)	7/26/2013	1999
Rite Aid	West Branch	MI	—	418	1,280	—	1,698	(116)	6/23/2014	1996
Rite Aid	Burlington	NC	—	973	2,726	—	3,699	(331)	1/8/2014	2000
Rite Aid	Wilson	NC	—	573	1,337	—	1,910	(197)	7/30/2013	2002
Rite Aid	Bristol	NH	—	395	1,461	52	1,908	(181)	1/8/2014	1997
Rite Aid	Winchester	NH	—	343	1,868	—	2,211	(228)	1/8/2014	1998
Rite Aid	Cheektowaga	NY	—	436	3,466	—	3,902	(371)	2/7/2014	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Rite Aid	Genoa	OH	—	405	1,845	—	2,250	(219)	1/8/2014	1998
Rite Aid	Lima	OH	—	576	2,304	—	2,880	(432)	11/13/2012	2006
Rite Aid	Louisville	OH	—	576	3,266	—	3,842	(629)	10/31/2012	2008
Rite Aid	Marion	OH	—	508	2,877	—	3,385	(539)	11/13/2012	2006
Rite Aid	St. Marys	OH	—	581	2,322	—	2,903	(222)	5/19/2014	2005
Rite Aid	Warren	OH	—	668	2,670	—	3,338	(262)	5/19/2014	1999
Rite Aid	Wheelersburg	OH	—	361	1,444	—	1,805	(145)	5/19/2014	1998
Rite Aid	Meadville	PA	—	193	2,521	—	2,714	(298)	1/8/2014	1999
Rite Aid	Philadelphia	PA	—	633	2,531	—	3,164	(252)	5/19/2014	1999
Rite Aid	Spartanburg	SC	—	894	3,575	—	4,469	(342)	5/19/2014	2004
Rite Aid	Travelers Rest	SC	—	882	3,527	—	4,409	(338)	5/19/2014	2005
Rite Aid	Memphis	TN	—	266	1,062	—	1,328	(108)	5/19/2014	2000
Rite Aid	Murfreesboro	TN	—	454	1,817	—	2,271	(174)	5/19/2014	1999
Rite Aid	Hayes	VA	—	812	3,247	—	4,059	(311)	5/19/2014	2005
Rite Aid	Huntington	WV	—	964	2,250	—	3,214	(422)	11/30/2012	2008
Road Ranger	Winnebago	IL	—	707	3,202	—	3,909	(346)	2/7/2014	1998
Rockwell Collins	Sterling	VA	—	4,285	29,802	—	34,087	(2,145)	6/30/2014	2011
Rolls-Royce	Indianapolis	IN	49,837	5,770	64,073	670	70,513	(8,276)	5/9/2013	2000
Ross	Highlands Ranch	CO	3,475	2,850	4,795	—	7,645	(459)	2/7/2014	2007
Ross	Austin	TX	—	658	2,631	700	3,989	(300)	5/19/2014	2002
Rubbermaid	Winfield	KS	—	819	15,555	—	16,374	(2,965)	11/28/2012	2012
Rubbermaid	Winfield	KS	12,725	1,056	20,060	—	21,116	(4,538)	4/25/2012	2008
Rubbermaid	Bowling Green	OH	—	714	13,564	—	14,278	(2,034)	7/29/2013	2013
Rubbermaid	Brimfield	OH	—	1,552	29,495	—	31,047	(5,323)	1/31/2013	2012
Ruby Tuesday	Dillon	CO	—	400	1,628	—	2,028	(229)	6/27/2013	1995
Ruby Tuesday	Bartow	FL	—	270	1,916	—	2,186	(270)	6/27/2013	1995
Ruby Tuesday	Orlando	FL	—	1,286	—	(710)	576	—	7/31/2013	1998
Ruby Tuesday	London	KY	—	370	1,493	(263)	1,600	(41)	6/27/2013	1995
Ruby Tuesday	Somerset	KY	—	480	1,120	—	1,600	(158)	6/27/2013	1995
Ryan's Buffet	Jasper	AL	—	577	2,545	(1,259)	1,863	(52)	2/7/2014	2000
Ryan's Buffet	Prattville	AL	—	1,038	1,802	(1,140)	1,700	(39)	2/7/2014	1997
Ryan's Buffet	Columbus	GA	—	1,307	2,529	(1,305)	2,531	(60)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Ryan's Buffet	Commerce	GA	—	962	1,470	(647)	1,785	(41)	2/7/2014	1996
Ryan's Buffet	Rome	GA	—	831	1,848	(919)	1,760	(41)	2/7/2014	1983
Ryan's Buffet	Owensboro	KY	—	1,244	1,656	(1,163)	1,737	(36)	2/7/2014	1997
Ryan's Buffet	Paducah	KY	—	1,121	1,443	(1,029)	1,535	(32)	2/7/2014	1995
Ryan's Buffet	Pearl	MS	—	1,058	1,857	(1,165)	1,750	(40)	2/7/2014	2000
Ryan's Buffet	Asheville	NC	—	1,261	2,204	(1,179)	2,286	(52)	2/7/2014	1996
Ryan's Buffet	Lexington	SC	—	244	1,307	—	1,551	(222)	1/8/2014	1998
Ryan's Buffet	Sevierville	TN	—	1,443	430	(751)	1,122	(13)	2/7/2014	2003
Ryan's Buffet	Texas City	TX	—	614	3,351	(1,620)	2,345	(59)	2/7/2014	2002
Ryan's Buffet	Beckley	WV	—	1,248	2,258	(1,402)	2,104	(48)	2/7/2014	1995
Ryan's Buffet	Clarksburg	WV	—	—	1,639	—	1,639	(222)	1/8/2014	2001
Sakura Tepanyaki Steakhouse	Orem	UT	—	340	658	(88)	910	(19)	6/27/2013	1995
Sam's Club	Hoover	AL	—	2,253	9,606	—	11,859	(883)	2/7/2014	1989
Sam's Club	Colorado Springs	CO	—	3,347	12,652	—	15,999	(1,145)	2/7/2014	1998
Sam's Club	Douglasville	GA	—	1,701	11,052	—	12,753	(932)	2/7/2014	1999
Sam's Southern Eatery	Kennesaw	GA	—	210	46	—	256	(6)	6/27/2013	1995
Santa Rosa Commons	Pace	FL	13,000	4,447	21,884	—	26,331	(1,996)	2/7/2014	2008
Schlotzsky's	Colorado Springs	CO	—	530	530	—	1,060	(75)	6/27/2013	1997
Schlotzsky's	Louisville	KY	—	321	342	(173)	490	(7)	6/27/2013	1998
Schmitz & Schmitz	Gainesville	TX	—	29	1,950	—	1,979	(114)	6/25/2014	1930
Scotts Company	Orrville	OH	—	278	2,502	—	2,780	(502)	9/28/2012	1950
Scotts Company	Orrville	OH	—	611	1,134	—	1,745	(239)	7/30/2012	1950
Scotts Company	Orrville	OH	—	609	11,576	—	12,185	(2,442)	7/30/2012	2006
SCP Distributors	North Little Rock	AR	—	258	1,665	(9)	1,914	(83)	11/20/2014	2006
SCP Distributors	Knoxville	TN	—	251	900	—	1,151	(55)	11/20/2014	2012
Sedwick Claims Management Serv	Dublin	OH	—	945	8,520	—	9,465	(632)	6/26/2014	1997
Select Energy Services	Damascus	AR	—	530	800	—	1,330	(103)	6/12/2014	2009
Select Energy Services	Frierson	LA	—	260	4,954	—	5,214	(343)	6/12/2014	2010
Select Energy Services	Alderson	OK	—	260	1,150	—	1,410	(100)	6/12/2014	2008
Select Energy Services	Big Wells	TX	—	353	1,820	—	2,173	(127)	6/12/2014	2011
Select Energy Services	Chireno	TX	—	388	5,470	—	5,858	(375)	6/25/2014	2011
Select Energy Services	Cleburne	TX	—	154	2,333	—	2,487	(163)	6/25/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Select Energy Services	Dilley	TX	—	308	1,416	—	1,724	(103)	6/25/2014	2012
Select Energy Services	Odessa	TX	—	460	1,998	—	2,458	(153)	6/25/2014	1982
Senor Panchos	Orrville	OH	—	99	176	—	275	(26)	6/27/2013	1990
Shale Tank Truck	Cleburne	TX	—	476	547	—	1,023	(42)	6/25/2014	2007
Shale Tank Truck	Midland	TX	—	757	939	—	1,696	(75)	6/25/2014	2012
Sherwin-Williams	Angola	IN	—	249	996	—	1,245	(90)	5/19/2014	2001
Sherwin-Williams	Muskegon	MI	—	187	1,524	—	1,711	(152)	2/7/2014	2008
Sherwin-Williams	Ashtabula	OH	—	176	704	—	880	(51)	5/19/2014	2003
Sherwin-Williams	Boardman	OH	—	206	825	—	1,031	(60)	5/19/2014	2003
Shoney's	Gadsden	AL	—	220	707	—	927	(100)	6/27/2013	1995
Shoney's	Oxford	AL	—	670	25	—	695	(4)	6/27/2013	1995
Shoney's	Elizabethtown	KY	—	450	465	—	915	(65)	6/27/2013	1995
Shoney's	Grayson	KY	—	420	406	—	826	(57)	6/27/2013	1995
Shoney's	Grenada	MS	—	270	809	—	1,079	(105)	7/31/2013	1995
Shoney's	Hattiesburg	MS	—	730	618	—	1,348	(87)	6/27/2013	1995
Shoney's	Jackson	MS	—	360	572	—	932	(81)	6/27/2013	1995
Shoney's	Columbia	SC	—	446	545	(502)	489	(7)	7/31/2013	1985
Shoney's	Summerville	SC	—	350	800	—	1,150	(113)	6/27/2013	1995
Shoney's	Cookeville	TN	—	510	760	—	1,270	(107)	6/27/2013	1995
Shoney's	Lawrenceburg	TN	—	330	873	—	1,203	(123)	6/27/2013	1995
Shoney's	Charleston	WV	—	190	543	—	733	(77)	6/27/2013	1995
Shoney's	Lewisburg	WV	—	110	642	—	752	(90)	6/27/2013	1995
Shoney's	Princeton	WV	—	90	593	—	683	(84)	6/27/2013	1995
Shoney's	Ripley	WV	—	200	599	—	799	(84)	6/27/2013	1995
Shopko	L’Anse	MI	—	382	1,736	—	2,118	(166)	5/13/2014	2009
Smokey Bones	Morrow	GA	—	390	2,184	—	2,574	(308)	6/27/2013	1995
Smokey Bones	Pittsburgh	PA	—	1,490	390	—	1,880	(48)	7/28/2014	2000
Sonic Drive-In	Wadesboro	NC	—	137	266	—	403	(38)	6/27/2013	2007
Sonny's Real Pit BBQ	Venice	FL	—	338	507	—	845	(74)	7/31/2013	1978
Sonny's Real Pit BBQ	Athens	GA	—	460	1,280	—	1,740	(180)	6/27/2013	1995
Sonny's Real Pit BBQ	Conyers	GA	—	450	663	—	1,113	(93)	6/27/2013	1995
Sonny's Real Pit BBQ	Marietta	GA	—	290	1,772	—	2,062	(250)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Sovereign Bank	Linden	NJ	—	601	2,329	—	2,930	(255)	1/8/2014	1945
Sovereign Bank	Kennett Square	PA	—	837	2,412	—	3,249	(265)	1/8/2014	1963
Spaghetti Warehouse	Marietta	GA	—	800	276	—	1,076	(39)	6/27/2013	1995
Spaghetti Warehouse	Aurora	IL	—	480	805	—	1,285	(114)	6/27/2013	1995
Spaghetti Warehouse	Elk Grove Village	IL	—	550	299	—	849	(42)	6/27/2013	1995
Spaghetti Warehouse	Oklahoma City	OK	—	570	1,193	—	1,763	(168)	6/27/2013	1995
Spaghetti Warehouse	Tulsa	OK	—	530	1,174	—	1,704	(165)	6/27/2013	1995
Spaghetti Warehouse	Memphis	TN	—	100	283	(357)	26	—	6/27/2013	1995
Spaghetti Warehouse	Arlington	TX	—	630	1,400	—	2,030	(197)	6/27/2013	1995
Spaghetti Warehouse	Dallas	TX	—	810	1,656	—	2,466	(233)	6/27/2013	1995
Spaghetti Warehouse	Houston	TX	—	980	2,284	—	3,264	(322)	6/27/2013	1995
Spaghetti Warehouse	Plano	TX	—	540	1,060	—	1,600	(149)	6/27/2013	1995
Spaghetti Warehouse	San Antonio	TX	—	1,140	1,434	—	2,574	(202)	6/27/2013	1995
Sports Wings	Sumter	SC	—	73	109	—	182	(14)	7/31/2013	1988
Sprouts	Centennial	CO	—	1,581	6,394	—	7,975	(681)	2/7/2014	2009
St. Luke's Urgent Care	Creve Coeur	MO	—	1,644	4,497	—	6,141	(495)	2/7/2014	2010
Staples	Pensacola	FL	—	1,539	3,354	—	4,893	(289)	2/7/2014	2010
Staples	Helena	MT	—	1,159	2,452	—	3,611	(225)	2/7/2014	2012
Staples	Houston	TX	1,815	1,169	3,192	—	4,361	(277)	2/7/2014	2008
Steak 'n Shake	Tampa	FL	—	951	—	—	951	—	7/31/2013	1999
Stearns Crossing	Bartlett	IL	7,060	4,437	5,970	7	10,414	(760)	2/7/2014	1999
Stop & Shop	Levittown	PA	12,795	4,716	9,955	—	14,671	(1,056)	11/5/2013	1995
Stop & Shop	Cranston	RI	—	4,309	—	—	4,309	—	2/7/2014	2011
Stripes	Portales	NM	—	306	2,595	—	2,901	(295)	2/7/2014	2010
Stripes	Andrews	TX	—	406	2,302	—	2,708	(372)	2/15/2013	2008
Stripes	Brady	TX	—	203	3,205	—	3,408	(335)	2/7/2014	2007
Stripes	Brownsville	TX	—	613	3,195	—	3,808	(342)	2/7/2014	2007
Stripes	Carrizo Springs	TX	—	496	2,526	—	3,022	(295)	2/7/2014	2010
Stripes	Corpus Christi	TX	—	681	2,047	—	2,728	(223)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	1,011	3,125	—	4,136	(337)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	803	3,109	—	3,912	(335)	2/7/2014	2007
Stripes	Eagle Pass	TX	—	762	2,453	—	3,215	(268)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Stripes	Edinburg	TX	—	1,286	1,546	—	2,832	(171)	2/7/2014	1999
Stripes	Edinburg	TX	—	488	2,499	—	2,987	(289)	2/7/2014	2007
Stripes	Edinburg	TX	—	450	2,818	—	3,268	(273)	2/7/2014	2007
Stripes	Fort Stockton	TX	—	1,237	3,812	—	5,049	(480)	2/7/2014	2010
Stripes	Haskell	TX	—	143	2,554	—	2,697	(288)	2/7/2014	2010
Stripes	Houston	TX	—	1,204	2,069	—	3,273	(218)	2/7/2014	2007
Stripes	La Feria	TX	—	219	1,970	—	2,189	(318)	2/15/2013	2008
Stripes	Laredo	TX	—	581	2,367	—	2,948	(272)	2/7/2014	2010
Stripes	Laredo	TX	—	626	2,338	—	2,964	(274)	2/7/2014	2010
Stripes	Midland	TX	—	1,098	4,857	—	5,955	(518)	2/7/2014	2006
Stripes	Mission	TX	—	742	550	—	1,292	(57)	2/7/2014	1986
Stripes	Mission	TX	—	1,007	3,178	—	4,185	(319)	2/7/2014	2003
Stripes	Odessa	TX	—	301	2,895	—	3,196	(313)	2/7/2014	2011
Stripes	Odessa	TX	—	803	3,596	—	4,399	(559)	2/7/2014	1998
Stripes	Pharr	TX	—	281	2,531	—	2,812	(409)	2/15/2013	1995
Stripes	Ranchito	TX	—	498	2,671	—	3,169	(284)	2/7/2014	2010
Stripes	Rio Hondo	TX	—	293	2,640	—	2,933	(426)	2/15/2013	2008
Stripes	San Angelo	TX	—	772	4,025	—	4,797	(430)	2/7/2014	1997
Stripes	San Angelo	TX	—	1,006	3,277	—	4,283	(352)	2/7/2014	2007
Subway	Knoxville	TN	—	160	349	—	509	(48)	6/27/2013	1995
Sun Trust Bank	Coral Springs	FL	—	654	1,525	—	2,179	(221)	4/12/2013	1996
Sun Trust Bank	Destin	FL	—	572	1,717	—	2,289	(249)	4/12/2013	1998
Sun Trust Bank	Dunedin	FL	—	479	1,917	—	2,396	(287)	3/22/2013	1995
Sun Trust Bank	Dunnellon	FL	—	82	463	—	545	(69)	3/22/2013	1980
Sun Trust Bank	Hudson	FL	—	448	1,345	—	1,793	(201)	3/22/2013	1995
Sun Trust Bank	Kissimmee	FL	—	1,167	778	—	1,945	(113)	4/12/2013	1981
Sun Trust Bank	Lake Wales	FL	—	671	671	—	1,342	(100)	3/22/2013	1988
Sun Trust Bank	Lakeland	FL	—	598	1,110	—	1,708	(161)	4/12/2013	1988
Sun Trust Bank	Melbourne	FL	—	464	1,392	—	1,856	(202)	4/12/2013	1987
Sun Trust Bank	Miami	FL	—	1,393	1,140	—	2,533	(165)	4/12/2013	1982
Sun Trust Bank	North Port	FL	—	460	1,381	—	1,841	(207)	3/22/2013	1982
Sun Trust Bank	Orlando	FL	—	805	1,208	—	2,013	(175)	4/12/2013	1988

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Sun Trust Bank	Palm Harbor	FL	—	535	1,249	—	1,784	(181)	4/12/2013	1994
Sun Trust Bank	Pensacola	FL	—	886	725	—	1,611	(105)	4/12/2013	1979
Sun Trust Bank	Plant City	FL	—	751	1,753	—	2,504	(262)	3/22/2013	2000
Sun Trust Bank	Port Orange	FL	—	590	1,095	—	1,685	(164)	3/22/2013	1989
Sun Trust Bank	Port Orange	FL	—	563	1,314	—	1,877	(197)	3/22/2013	1982
Sun Trust Bank	S. Daytona Beach	FL	—	592	1,099	—	1,691	(159)	4/12/2013	1985
Sun Trust Bank	Tallahassee	FL	—	828	1,933	—	2,761	(280)	4/12/2013	1991
Sun Trust Bank	West Palm Beach	FL	—	1,026	1,026	—	2,052	(153)	3/22/2013	1981
Sun Trust Bank	Atlanta	GA	—	1,018	1,527	—	2,545	(222)	4/12/2013	1965
Sun Trust Bank	Atlanta	GA	—	1,435	478	—	1,913	(69)	4/12/2013	1970
Sun Trust Bank	Bowdon	GA	—	416	1,247	—	1,663	(187)	3/22/2013	1900
Sun Trust Bank	Dunwoody	GA	—	1,784	1,460	—	3,244	(218)	3/22/2013	1972
Sun Trust Bank	Jesup	GA	—	184	1,657	—	1,841	(248)	3/22/2013	1964
Sun Trust Bank	Roswell	GA	—	1,425	950	—	2,375	(138)	4/12/2013	1988
Sun Trust Bank	St. Simons Island	GA	—	1,363	734	—	2,097	(110)	3/22/2013	1975
Sun Trust Bank	Annapolis	MD	—	2,653	2,170	—	4,823	(286)	7/23/2013	1976
Sun Trust Bank	Ellicott City	MD	—	1,728	931	—	2,659	(139)	3/22/2013	1975
Sun Trust Bank	Frederick	MD	—	991	991	—	1,982	(144)	4/26/2013	1880
Sun Trust Bank	Waldorf	MD	—	523	2,962	—	3,485	(443)	3/22/2013	1964
Sun Trust Bank	Belmont	NC	—	616	924	—	1,540	(138)	3/22/2013	1970
Sun Trust Bank	Burlington	NC	—	446	545	—	991	(79)	4/12/2013	1995
Sun Trust Bank	Carrboro	NC	—	512	512	—	1,024	(74)	4/12/2013	1980
Sun Trust Bank	Concord	NC	—	707	707	—	1,414	(103)	4/12/2013	1988
Sun Trust Bank	Durham	NC	—	747	1,388	—	2,135	(201)	4/12/2013	1973
Sun Trust Bank	Greensboro	NC	—	403	748	—	1,151	(109)	4/12/2013	1962
Sun Trust Bank	Lexington	NC	—	447	831	—	1,278	(121)	4/12/2013	2001
Sun Trust Bank	Matthews	NC	—	382	382	—	764	(57)	3/22/2013	1971
Sun Trust Bank	Mocksville	NC	—	978	2,933	—	3,911	(439)	3/22/2013	2000
Sun Trust Bank	Monroe	NC	—	204	1,837	—	2,041	(267)	4/12/2013	1920
Sun Trust Bank	Oakboro	NC	—	360	540	—	900	(71)	7/23/2013	1970
Sun Trust Bank	Raleigh	NC	—	658	658	—	1,316	(98)	3/22/2013	1977
Sun Trust Bank	Yadkinville	NC	—	200	371	—	571	(54)	4/12/2013	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Sun Trust Bank	Zebulon	NC	—	515	630	—	1,145	(94)	3/22/2013	1972
Sun Trust Bank	Anderson	SC	—	574	1,065	—	1,639	(159)	3/22/2013	1998
Sun Trust Bank	Belton	SC	—	473	578	—	1,051	(84)	4/12/2013	1967
Sun Trust Bank	Travelers Rest	SC	—	746	746	—	1,492	(108)	4/12/2013	1995
Sun Trust Bank	Chattanooga	TN	—	223	1,263	—	1,486	(189)	3/22/2013	1953
Sun Trust Bank	La Vergne	TN	—	171	209	—	380	(31)	3/22/2013	1985
Sun Trust Bank	Madison	TN	—	286	1,143	—	1,429	(171)	3/22/2013	1953
Sun Trust Bank	Nashville	TN	—	567	305	—	872	(40)	7/23/2013	1954
Sun Trust Bank	Nashville	TN	—	1,598	1,308	—	2,906	(190)	4/12/2013	1992
Sun Trust Bank	Nashville	TN	—	613	613	—	1,226	(89)	4/12/2013	1970
Sun Trust Bank	Cheriton	VA	—	90	510	—	600	(76)	3/22/2013	1975
Sun Trust Bank	Lynchburg	VA	—	251	466	—	717	(70)	3/22/2013	1973
Sun Trust Bank	Norfolk	VA	—	656	437	—	1,093	(63)	4/12/2013	1990
Sun Trust Bank	Petersburg	VA	—	102	306	—	408	(44)	4/12/2013	1975
Sun Trust Bank	Richmond	VA	—	277	416	—	693	(62)	3/22/2013	1959
Sun Trust Bank	Richmond	VA	—	224	2,012	—	2,236	(292)	4/12/2013	1909
Sun Trust Bank	Rocky Mount	VA	—	265	1,504	—	1,769	(212)	5/22/2013	1961
Sunbelt Rental	Mabelvale	AR	—	240	894	—	1,134	(70)	6/4/2014	2006
Sunbelt Rental	Memphis	TN	—	365	929	3	1,297	(67)	9/26/2014	1995
Sunoco	Merritt Island	FL	—	540	2,162	—	2,702	(158)	5/19/2014	2009
Sunset Valley Homestead	Sunset Valley	TX	17,338	14,283	28,351	16	42,650	(2,682)	2/7/2014	2007
Superior Energy Services	Gainesville	TX	—	284	10,475	(3)	10,756	(2,272)	7/24/2014	1982
Sweet Tomato	Coral Springs	FL	—	790	1,625	—	2,415	(229)	6/27/2013	1995
Synovus Bank	Tampa	FL	—	985	2,298	—	3,283	(375)	12/31/2012	1959
Sysmex	Lincolnshire	IL	22,500	4,143	36,987	—	41,130	(3,379)	2/7/2014	2010
Taco Bell	Albertville	AL	—	419	778	—	1,197	(101)	7/31/2013	1995
Taco Bell	Anniston	AL	—	80	609	—	689	(86)	6/27/2013	2000
Taco Bell	Cullman	AL	—	375	1,053	—	1,428	(148)	6/27/2013	1995
Taco Bell	Daphne	AL	—	180	1,278	—	1,458	(174)	6/27/2013	1995
Taco Bell	Dora	AL	—	348	813	—	1,161	(105)	7/31/2013	1995
Taco Bell	Foley	AL	—	360	1,460	—	1,820	(199)	6/27/2013	1995
Taco Bell	Hartselle	AL	—	378	781	—	1,159	(110)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Taco Bell	Jasper	AL	—	445	814	—	1,259	(115)	6/27/2013	1995
Taco Bell	Mobile	AL	—	160	1,973	—	2,133	(269)	6/27/2013	1995
Taco Bell	Saraland	AL	—	150	1,063	—	1,213	(145)	6/27/2013	1995
Taco Bell	Warrior	AL	—	364	675	—	1,039	(88)	7/31/2013	1995
Taco Bell	Winfield	AL	—	278	834	—	1,112	(108)	7/31/2013	1995
Taco Bell	Corona	CA	—	306	1,138	—	1,444	(160)	6/27/2013	1990
Taco Bell	Fairfield	CA	—	500	1,327	—	1,827	(187)	6/27/2013	1985
Taco Bell	Fontana	CA	—	524	1,016	—	1,540	(143)	6/27/2013	1992
Taco Bell	Montclair	CA	—	322	900	—	1,222	(127)	6/27/2013	1996
Taco Bell	Moreno Valley	CA	—	367	998	—	1,365	(141)	6/27/2013	1992
Taco Bell	Rancho Cucamonga	CA	—	415	1,210	—	1,625	(170)	6/27/2013	1992
Taco Bell	Rubidoux	CA	—	415	1,223	—	1,638	(172)	6/27/2013	1992
Taco Bell	Suisun City	CA	—	355	1,419	—	1,774	(184)	7/31/2013	1986
Taco Bell	Vacaville	CA	—	522	1,513	—	2,035	(213)	6/27/2013	1985
Taco Bell	Vacaville	CA	—	1,184	1,375	—	2,559	(194)	6/27/2013	1994
Taco Bell	Pensacola	FL	—	140	1,897	—	2,037	(258)	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	440	1,167	—	1,607	(159)	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	340	1,383	—	1,723	(188)	6/27/2013	1995
Taco Bell	Augusta	GA	—	220	1,292	—	1,512	(176)	6/27/2013	1995
Taco Bell	Hephzibah	GA	—	330	930	—	1,260	(127)	6/27/2013	1995
Taco Bell	Jesup	GA	—	230	715	—	945	(97)	6/27/2013	1995
Taco Bell	Kennesaw	GA	—	162	601	—	763	(85)	6/27/2013	1984
Taco Bell	Waycross	GA	—	170	1,115	—	1,285	(152)	6/27/2013	1995
Taco Bell	Marion	IN	—	496	921	—	1,417	(119)	7/31/2013	1994
Taco Bell	Crawfordsville	IN	—	234	934	—	1,168	(121)	7/31/2013	1991
Taco Bell	Frankfort	IN	—	99	893	—	992	(116)	7/31/2013	1985
Taco Bell	Hartford City	IN	—	99	889	—	988	(115)	7/31/2013	1978
Taco Bell	Kokomo	IN	—	199	798	—	997	(103)	7/31/2013	1993
Taco Bell	Lafayette	IN	—	304	912	—	1,216	(118)	7/31/2013	1990
Taco Bell	Lebanon	IN	—	337	1,348	—	1,685	(175)	7/31/2013	1983
Taco Bell	Noblesville	IN	—	363	545	—	908	(71)	7/31/2013	2005
Taco Bell	Tipton	IN	—	104	936	—	1,040	(121)	7/31/2013	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Taco Bell	North Corbin	KY	—	139	1,082	—	1,221	(152)	6/27/2013	1995
Taco Bell	Detroit	MI	—	124	704	—	828	(91)	7/31/2013	1989
Taco Bell	St. Louis	MO	—	190	1,951	—	2,141	(232)	6/27/2013	1995
Taco Bell	Wentzville	MO	—	410	1,168	—	1,578	(159)	6/27/2013	1995
Taco Bell	Brunswick	OH	—	400	1,267	—	1,667	(173)	6/27/2013	1995
Taco Bell	Dayton	OH	—	129	732	—	861	(95)	7/31/2013	1995
Taco Bell	Hilliard	OH	—	424	787	(128)	1,083	(20)	7/31/2013	1991
Taco Bell	Marysville	OH	—	412	618	(103)	927	(16)	7/31/2013	1992
Taco Bell	North Olmstead	OH	—	390	904	—	1,294	(123)	6/27/2013	1995
Taco Bell	Pickerington	OH	—	470	705	(118)	1,057	(18)	7/31/2013	1991
Taco Bell	Westerville	OH	—	354	827	(130)	1,051	(21)	7/31/2013	1992
Taco Bell	Kingston	TN	—	280	714	—	994	(97)	6/27/2013	1995
Taco Bell	Dallas	TX	—	400	1,225	—	1,625	(167)	6/27/2013	1995
Taco Bell / KFC	Texarkana	AR	—	111	630	—	741	(82)	7/31/2013	1980
Taco Bell / KFC	Minden	LA	—	274	639	—	913	(83)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	343	514	—	857	(67)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	616	753	—	1,369	(98)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	427	522	—	949	(68)	7/31/2013	1997
Taco Bell / KFC	Shreveport	LA	—	352	528	—	880	(68)	7/31/2013	1998
Taco Bell / KFC	Dunkirk	NY	—	800	978	—	1,778	(127)	7/31/2013	2000
Taco Bell / KFC	Geneva	NY	—	569	695	—	1,264	(90)	7/31/2013	1999
Taco Bell / KFC	Canonsburg	PA	—	176	1,586	—	1,762	(206)	7/31/2013	1996
Taco Bell / KFC	Pittsburgh	PA	—	180	269	3	452	(32)	10/1/2013	1995
Taco Bell / KFC	Mount Pleasant	TX	—	106	952	—	1,058	(123)	7/31/2013	1992
Taco Bell / KFC	New Boston	TX	—	125	1,127	—	1,252	(146)	7/31/2013	1995
Taco Bell / KFC	Green Bay	WI	—	470	574	—	1,044	(74)	7/31/2013	1986
Taco Bell / KFC	Milwaukee	WI	—	533	1,055	—	1,588	(149)	6/27/2013	1978
Taco Bell / KFC	Benwood	WV	—	123	287	4	414	(34)	10/1/2013	1995
Taco Bell / Pizza Hut	Dallas	TX	—	420	1,582	—	2,002	(216)	6/27/2013	1995
Taco Bueno	Hutchinson	KS	—	561	841	—	1,402	(109)	7/31/2013	2000
Taco Bueno	Belton	MO	—	476	701	—	1,177	(99)	6/27/2013	2006
Taco Bueno	Springfield	MO	—	753	753	—	1,506	(98)	7/31/2013	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Taco Bueno	Arlington	TX	—	597	895	—	1,492	(116)	7/31/2013	2000
Taco Bueno	Frisco	TX	—	601	577	—	1,178	(81)	6/27/2013	2000
Taco Bueno	Lubbock	TX	—	228	561	—	789	(79)	6/27/2013	2000
Taco Bueno	N. Richland Hills	TX	—	423	567	—	990	(80)	6/27/2013	2000
Taco Bueno	Waco	TX	—	595	892	—	1,487	(116)	7/31/2013	1995
Taco Bueno	Waco	TX	—	595	893	—	1,488	(116)	7/31/2013	2000
Taco Cabana	Austin	TX	—	700	2,105	—	2,805	(287)	6/27/2013	1995
Taco Cabana	Pasadena	TX	—	420	1,420	—	1,840	(193)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	600	1,955	—	2,555	(266)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,740	—	2,240	(237)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	280	1,695	—	1,975	(231)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,766	—	2,266	(241)	6/27/2013	1995
Taco Cabana	Schertz	TX	—	520	1,408	—	1,928	(192)	6/27/2013	1995
Talbots	Hingham	MA	23,363	3,009	27,080	—	30,089	(3,430)	5/24/2013	1980
Talbots	Lakeville	MA	22,508	6,302	25,209	—	31,511	(4,037)	5/17/2013	1987
TCF Bank	Crystal	MN	—	640	642	—	1,282	(85)	6/27/2013	1995
TD Bank	Falmouth	ME	19,608	4,057	23,689	(500)	27,246	(3,116)	3/18/2013	2002
Teva Pharmaceuticals	Malvern	PA	—	2,666	40,981	—	43,647	(4,153)	11/5/2013	1999
Texas Roadhouse	Cedar Rapids	IA	—	430	2,194	—	2,624	(309)	6/27/2013	1995
Texas Roadhouse	Ammon	ID	—	490	1,206	—	1,696	(170)	6/27/2013	1995
Texas Roadhouse	Shively	KY	—	540	2,055	—	2,595	(290)	6/27/2013	1995
Texas Roadhouse	Concord	NC	—	650	2,130	—	2,780	(300)	6/27/2013	1995
Texas Roadhouse	Gastonia	NC	—	570	1,544	—	2,114	(218)	6/27/2013	1995
Texas Roadhouse	Hickory	NC	—	580	1,831	—	2,411	(258)	6/27/2013	1995
Texas Roadhouse	College Station	TX	—	670	2,299	—	2,969	(324)	6/27/2013	1995
Texas Roadhouse	Grand Prairie	TX	—	780	1,867	—	2,647	(263)	6/27/2013	1995
Texas Roadhouse	Kenosha	WI	—	1,061	1,835	(14)	2,882	(267)	6/27/2013	2001
TGI Fridays	Royal Palm Beach	FL	—	1,530	1,530	—	3,060	(224)	7/31/2013	2001
TGI Fridays	Ann Arbor	MI	—	547	1,640	—	2,187	(240)	7/31/2013	1998
TGI Fridays	Kentwood	MI	—	281	2,533	—	2,814	(370)	7/31/2013	1983
TGI Fridays	Novi	MI	—	1,042	1,042	—	2,084	(152)	7/31/2013	1994
TGI Fridays	Blasdell	NY	—	1,215	1,913	—	3,128	(279)	6/27/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
TGI Fridays	Homestead	PA	—	970	3,455	(870)	3,555	(88)	6/27/2013	1995
TGI Fridays	Warwick	RI	—	1,228	2,775	(1,252)	2,751	(59)	6/27/2013	1983
The Fresh Market	Winston-Salem	NC	—	196	4,562	—	4,758	(408)	2/7/2014	2007
The Medicines Co.	Parsippany	NJ	27,700	5,150	50,051	125	55,326	(4,345)	2/7/2014	2009
The Shoppes at Port Arthur	Port Arthur	TX	8,077	3,331	14,992	—	18,323	(1,403)	2/7/2014	2008
The UPS Store	Elizabethtown	KY	—	1,460	10,336	778	12,574	(1,416)	9/24/2013	2001
The Vitamin Shoppe	Evergreen Park	IL	—	476	1,427	—	1,903	(217)	4/19/2013	2012
The Vitamin Shoppe	Ashland	VA	—	2,399	19,663	—	22,062	(2,549)	11/5/2013	2013
Thorntons Oil	Bloomington	IL	—	1,184	733	—	1,917	(92)	2/7/2014	1992
Thorntons Oil	Franklin Park	IL	—	1,403	1,882	—	3,285	(211)	2/7/2014	1989
Thorntons Oil	Joliet	IL	—	953	2,539	—	3,492	(282)	2/7/2014	2000
Thorntons Oil	Oaklawn	IL	—	1,203	898	278	2,379	(109)	2/7/2014	1994
Thorntons Oil	Ottawa	IL	—	565	2,003	—	2,568	(230)	2/7/2014	2006
Thorntons Oil	Plainfield	IL	—	862	1,338	—	2,200	(158)	2/7/2014	1995
Thorntons Oil	Roselle	IL	—	661	2,194	—	2,855	(236)	2/7/2014	1996
Thorntons Oil	South Elgin	IL	—	1,239	1,688	—	2,927	(207)	2/7/2014	1995
Thorntons Oil	Springfield	IL	—	926	2,514	—	3,440	(315)	2/7/2014	1994
Thorntons Oil	Summit	IL	—	2,233	109	—	2,342	(14)	2/7/2014	2000
Thorntons Oil	Waukegan	IL	—	875	1,421	—	2,296	(160)	2/7/2014	1999
Thorntons Oil	Westmont	IL	—	760	3,069	—	3,829	(328)	2/7/2014	1997
Thorntons Oil	Clarksville	IN	—	1,319	687	—	2,006	(92)	2/7/2014	2005
Thorntons Oil	Edinburgh	IN	—	685	1,505	—	2,190	(171)	2/7/2014	1996
Thorntons Oil	Evansville	IN	—	467	1,479	—	1,946	(170)	2/7/2014	1987
Thorntons Oil	Evansville	IN	—	602	1,398	—	2,000	(160)	2/7/2014	1990
Thorntons Oil	Jeffersonville	IN	—	1,233	1,533	—	2,766	(187)	2/7/2014	1995
Thorntons Oil	Terre Haute	IN	—	732	1,829	—	2,561	(213)	2/7/2014	1995
Thorntons Oil	Henderson	KY	—	659	3,271	—	3,930	(365)	2/7/2014	1971
Thorntons Oil	Henderson	KY	—	483	1,778	—	2,261	(182)	2/7/2014	2007
Thorntons Oil	Louisville	KY	—	637	1,680	—	2,317	(170)	2/7/2014	1994
Thorntons Oil	Shelbyville	KY	—	299	2,036	—	2,335	(219)	2/7/2014	1991
Thorntons Oil	Galloway	OH	—	547	1,550	—	2,097	(169)	2/7/2014	1998
Tiffany & Co.	Parsippany	NJ	—	2,248	81,081	—	83,329	(10,510)	11/5/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Tilted Kilt	Hendersonville	TN	—	310	763	—	1,073	(107)	6/27/2013	1995
Time Warner Cable	Milwaukee	WI	18,750	3,081	22,512	—	25,593	(2,766)	11/5/2013	2001
Tire Kingdom	Auburndale	FL	1,205	609	1,571	—	2,180	(161)	2/7/2014	2010
Tire Kingdom	Dublin	OH	717	373	1,119	—	1,492	(241)	4/30/2012	2003
Tire Kingdom	Greenville	SC	—	499	1,367	—	1,866	(142)	3/28/2014	1997
Tire Warehouse	Fitchburg	MA	—	203	704	—	907	(101)	6/27/2013	1982
Tire Warehouse	Bangor	ME	—	289	1,400	—	1,689	(200)	6/27/2013	1977
Tires Plus	Duluth	GA	—	777	1,259	—	2,036	(139)	2/21/2014	2001
TitleMax	Gainesville	GA	—	221	270	—	491	(39)	7/31/2013	2007
TJ Maxx	Philadelphia	PA	—	9,889	84,953	—	94,842	(11,012)	11/5/2013	2001
T-Mobile	Nashville	TN	—	1,190	15,847	—	17,037	(1,791)	11/5/2013	2002
Tommy Addison's	Edgewood	FL	—	366	447	—	813	(65)	7/31/2013	2003
Toys R Us	Coral Springs	FL	—	4,264	5,289	—	9,553	(499)	2/7/2014	2010
Tractor Supply	Oneonta	AL	—	359	1,438	—	1,797	(186)	4/18/2013	1983
Tractor Supply	Summerdale	AL	1,202	276	2,470	—	2,746	(207)	2/7/2014	2010
Tractor Supply	Tuscaloosa	AL	—	746	1,979	—	2,725	(165)	2/7/2014	2012
Tractor Supply	Little Rock	AR	1,500	930	2,035	—	2,965	(170)	2/7/2014	2009
Tractor Supply	Auburn	CA	—	1,175	2,901	—	4,076	(250)	2/7/2014	2012
Tractor Supply	Dixon	CA	2,962	1,619	4,044	—	5,663	(351)	2/7/2014	2007
Tractor Supply	Jackson	CA	—	1,209	3,640	—	4,849	(299)	2/7/2014	2012
Tractor Supply	Los Banos	CA	3,469	1,213	3,638	—	4,851	(499)	2/28/2013	2009
Tractor Supply	Middletown	DE	—	1,487	3,293	—	4,780	(265)	2/7/2014	2007
Tractor Supply	Mims	FL	—	310	2,787	—	3,097	(293)	10/10/2013	2012
Tractor Supply	Bainbridge	GA	—	687	2,445	—	3,132	(196)	2/7/2014	2008
Tractor Supply	Rincon	GA	—	978	2,016	—	2,994	(162)	2/7/2014	2007
Tractor Supply	Alton	IL	1,404	565	3,062	58	3,685	(250)	2/7/2014	2008
Tractor Supply	Mishawaka	IN	—	620	2,683	—	3,303	(221)	2/7/2014	2011
Tractor Supply	Sellersburg	IN	1,433	762	2,146	—	2,908	(183)	2/7/2014	2010
Tractor Supply	St. John	IN	2,247	1,715	3,397	—	5,112	(297)	2/7/2014	2007
Tractor Supply	Lawrence	KS	1,377	361	2,637	—	2,998	(222)	2/7/2014	2010
Tractor Supply	Topeka	KS	1,678	446	1,785	—	2,231	(172)	5/19/2014	2006
Tractor Supply	Glasgow	KY	—	453	1,812	—	2,265	(172)	5/19/2014	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Tractor Supply	Grayson	KY	—	540	2,709	—	3,249	(226)	2/7/2014	2011
Tractor Supply	Paducah	KY	—	393	1,574	—	1,967	(153)	5/19/2014	1995
Tractor Supply	Gray	LA	2,049	550	2,202	—	2,752	(354)	8/7/2012	2011
Tractor Supply	Belchertown	MA	1,823	1,148	3,179	—	4,327	(276)	2/7/2014	2009
Tractor Supply	Millbury	MA	—	806	3,094	—	3,900	(218)	6/26/2014	2013
Tractor Supply	Southwick	MA	2,428	1,601	3,583	—	5,184	(309)	2/7/2014	2008
Tractor Supply	Augusta	ME	1,423	530	2,756	—	3,286	(237)	2/7/2014	2009
Tractor Supply	Jonesville	MI	—	267	2,364	—	2,631	(211)	3/28/2014	2005
Tractor Supply	Negaunee	MI	—	488	1,953	—	2,441	(330)	6/12/2012	2010
Tractor Supply	Jefferson City	MO	1,125	490	1,877	—	2,367	(156)	2/7/2014	2009
Tractor Supply	Nixa	MO	1,346	476	2,040	—	2,516	(174)	2/7/2014	2009
Tractor Supply	Sedalia	MO	1,090	480	1,782	—	2,262	(155)	2/7/2014	2010
Tractor Supply	Troy	MO	1,286	730	2,587	—	3,317	(212)	2/7/2014	2009
Tractor Supply	Union	MO	1,404	589	3,012	13	3,614	(240)	2/7/2014	2008
Tractor Supply	Franklin	NC	1,480	434	2,629	—	3,063	(220)	2/7/2014	2009
Tractor Supply	Murphy	NC	1,402	990	2,090	—	3,080	(183)	2/7/2014	2010
Tractor Supply	Plaistow	NH	—	638	2,552	—	3,190	(269)	10/10/2013	2012
Tractor Supply	Plymouth	NH	2,074	424	2,430	16	2,870	(359)	11/29/2012	2011
Tractor Supply	Allentown	NJ	—	697	3,949	—	4,646	(745)	1/27/2012	2008
Tractor Supply	Sicklerville	NJ	—	1,931	4,302	—	6,233	(348)	2/7/2014	2009
Tractor Supply	Farmington	NM	—	1,091	2,194	—	3,285	(196)	3/28/2014	2012
Tractor Supply	Roswell	NM	—	947	2,181	—	3,128	(185)	2/7/2014	2009
Tractor Supply	Silver City	NM	—	716	2,380	—	3,096	(213)	3/28/2014	2012
Tractor Supply	Macedon	NY	—	168	1,591	—	1,759	(136)	4/29/2014	1992
Tractor Supply	Hamilton	OH	932	675	1,472	—	2,147	(178)	2/7/2014	1975
Tractor Supply	Wauseon	OH	1,374	931	2,128	—	3,059	(189)	2/7/2014	2007
Tractor Supply	Chickasha	OK	—	599	2,056	—	2,655	(190)	3/28/2014	2014
Tractor Supply	Glenpool	OK	1,180	359	2,447	—	2,806	(201)	2/7/2014	2009
Tractor Supply	Stillwater	OK	1,205	205	2,715	—	2,920	(222)	2/7/2014	2009
Tractor Supply	Gibsonia	PA	1,648	1,044	2,778	—	3,822	(236)	2/7/2014	2009
Tractor Supply	Columbia	SC	—	952	2,222	—	3,174	(179)	2/7/2014	2011
Tractor Supply	Irmo	SC	—	725	2,171	—	2,896	(182)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Tractor Supply	Ballinger	TX	1,248	476	2,477	—	2,953	(197)	2/7/2014	2010
Tractor Supply	Del Rio	TX	—	927	2,044	—	2,971	(167)	2/7/2014	2009
Tractor Supply	Edinburg	TX	—	768	3,163	—	3,931	(250)	2/7/2014	2009
Tractor Supply	Kenedy	TX	1,212	309	2,372	—	2,681	(188)	2/7/2014	2010
Tractor Supply	Pearsall	TX	1,192	318	2,551	—	2,869	(204)	2/7/2014	2009
Tractor Supply	Rio Grande	TX	—	469	1,095	—	1,564	(185)	6/19/2012	1993
Tractor Supply	Woodstock	VA	—	524	2,098	—	2,622	(194)	5/19/2014	2004
Trader Joe's	Sarasota	FL	—	1,646	5,416	—	7,062	(536)	2/7/2014	2012
Trader Joe's	Lexington	KY	—	2,287	3,795	—	6,082	(392)	2/7/2014	2012
Tumbleweed	Terre Haute	IN	—	434	1,303	—	1,737	(191)	7/31/2013	1997
Tumbleweed	Louisville	KY	—	468	1,404	—	1,872	(205)	7/31/2013	2001
Tumbleweed	Mayesville	KY	—	353	823	—	1,176	(120)	7/31/2013	2000
Tumbleweed	Owensboro	KY	—	355	1,420	—	1,775	(208)	7/31/2013	1997
Tumbleweed	Bellefontaine	OH	—	234	938	—	1,172	(137)	7/31/2013	1999
Tumbleweed	Springfield	OH	—	549	1,280	—	1,829	(187)	7/31/2013	1998
Tumbleweed	Wooster	OH	—	342	799	—	1,141	(117)	7/31/2013	1997
Tumbleweed	Zanesville	OH	—	639	1,491	—	2,130	(218)	7/31/2013	1998
Tutor Time	Downingtown	PA	—	205	2,788	—	2,993	(272)	2/7/2014	1998
Tutor Time	Austin	TX	—	417	1,861	—	2,278	(192)	2/7/2014	2000
Ulta Salon	Jonesboro	AR	—	742	2,289	—	3,031	(204)	2/7/2014	2013
Ulta Salon	Fort Gratiot	MI	—	164	2,083	—	2,247	(191)	2/7/2014	2012
Ulta Salon	Jackson	TN	1,454	547	2,123	—	2,670	(194)	2/7/2014	2010
United Technologies	Bradenton	FL	10,050	2,692	17,973	—	20,665	(1,437)	2/7/2014	2004
University Plaza	Flagstaff	AZ	—	4,727	18,087	28	22,842	(2,189)	2/7/2014	1982
US Bank	Alsip	IL	—	226	1,280	—	1,506	(391)	8/1/2010	1981
US Bank	Calumet City	IL	334	168	393	—	561	(78)	4/26/2012	1975
US Bank	Chicago	IL	172	189	81	—	270	(16)	4/26/2012	1990
US Bank	Chicago	IL	—	267	1,511	—	1,778	(462)	8/1/2010	1923
US Bank	Chicago	IL	—	191	1,082	—	1,273	(331)	8/1/2010	1979
US Bank	Chicago Heights	IL	—	182	1,637	—	1,819	(259)	1/24/2013	1996
US Bank	Elmwood Park	IL	—	431	2,441	—	2,872	(711)	8/1/2010	1984
US Bank	Evergreen Park	IL	—	167	944	—	1,111	(289)	8/1/2010	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
US Bank	Lyons	IL	—	214	1,212	—	1,426	(370)	8/1/2010	1959
US Bank	Olympia Fields	IL	1,292	426	1,704	—	2,130	(339)	4/26/2012	1974
US Bank	Orland Hills	IL	2,646	1,253	2,327	—	3,580	(379)	12/14/2012	1995
US Bank	Westchester	IL	—	366	853	—	1,219	(131)	2/22/2013	1986
US Bank	Wilmington	IL	—	330	1,872	—	2,202	(536)	8/1/2010	1966
US Bank	Fayetteville	NC	—	608	1,741	—	2,349	(156)	2/7/2014	2012
US Bank	Garfield Height	OH	—	165	1,016	—	1,181	(120)	1/8/2014	1958
USG Corporation	Libertyville	IL	14,807	2,593	10,283	—	12,876	(951)	3/28/2014	1965
VA Clinic	Oceanside	CA	27,750	9,489	33,812	105	43,406	(2,905)	2/7/2014	2010
Vacant	Monticello	AR	—	43	36	—	79	(5)	6/27/2013	1982
Vacant	Washington	DC	—	338	84	—	422	(11)	7/31/2013	1985
Vacant	Jacksonville	FL	—	1,721	2,629	(2,988)	1,362	(25)	6/27/2013	1999
Vacant	Monticello	FL	—	115	195	(134)	176	(3)	6/27/2013	1987
Vacant	Starke	FL	—	383	419	(415)	387	(6)	6/27/2013	1995
Vacant	Stockbridge	GA	—	422	2,391	(1,130)	1,683	(41)	7/31/2013	1987
Vacant	Moscow	ID	—	350	1,110	(708)	752	(17)	6/27/2013	1995
Vacant	Bloomington	IL	—	270	1,375	—	1,645	(194)	6/27/2013	1995
Vacant	Ottawa	IL	1,768	376	—	—	376	—	2/21/2014	1995
Vacant	Evansville	IN	—	640	944	(574)	1,010	(19)	6/27/2013	1995
Vacant	Alexandria	LA	—	82	245	(93)	234	(5)	7/31/2013	1985
Vacant	Adrian	MI	—	265	—	—	265	—	6/27/2013	1995
Vacant	Ann Arbor	MI	—	119	367	(236)	250	—	6/27/2013	1991
Vacant	Detroit	MI	—	501	612	(920)	193	(3)	7/31/2013	1984
Vacant	Detroit	MI	—	105	421	(171)	355	—	7/31/2013	1986
Vacant	Grossepointewoods	MI	—	140	1,046	(785)	401	(11)	6/27/2013	1995
Vacant	Jenison	MI	—	233	349	(230)	352	(6)	7/31/2013	1994
Vacant	Monroe	MI	—	220	—	—	220	—	6/27/2013	1995
Vacant	Natchez	MS	—	225	674	(574)	325	(7)	7/31/2013	1973
Vacant	Albemarle	NC	—	483	457	(493)	447	(7)	6/27/2013	1995
Vacant	Charlotte	NC	18,430	5,106	13,270	—	18,376	(691)	11/5/2013	1973
Vacant	Greensboro	NC	8,597	1,020	—	(178)	842	—	2/21/2014	1995
Vacant	Albuquerque	NM	—	217	246	—	463	(35)	6/27/2013	1987

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Vacant	Belen	NM	—	94	94	(36)	152	(2)	6/27/2013	1980
Vacant	Las Vegas	NV	—	680	1,533	—	2,213	(209)	6/27/2013	1995
Vacant	Grand Island	NY	—	38	101	—	139	(15)	6/27/2013	1979
Vacant	Moraine	OH	—	87	148	—	235	(12)	6/27/2013	1995
Vacant	Richfield	OH	10,065	1,414	—	—	1,414	—	2/21/2014	1995
Vacant	The Dalles	OR	—	201	802	(486)	517	(34)	7/31/2013	1994
Vacant	Dickson City	PA	—	640	1,897	(1,362)	1,175	(28)	6/27/2013	1995
Vacant	Indiana	PA	—	676	1,255	(920)	1,011	(21)	7/31/2013	2000
Vacant	Red Bank	TN	—	215	323	(339)	199	(3)	7/31/2013	1975
Vacant	Brownsville	TX	—	604	2,302	(1,915)	991	(25)	6/27/2013	1995
Vacant	Houston	TX	19,525	2,356	36,347	—	38,703	(3,765)	11/5/2013	2009
Vacant	Houston	TX	—	300	244	—	544	(33)	6/27/2013	1995
Vacant	Irving	TX	—	522	512	(235)	799	(10)	6/27/2013	1995
Vacant	The Woodlands	TX	8,238	5,219	19,196	235	24,650	(460)	11/17/2014	2014
Vacant	Roanoke	VA	19,621	1,182	4,819	—	6,001	(237)	11/5/2013	1970
Vacant	Roanoke	VA	—	176	327	(244)	259	(5)	7/31/2013	1987
Vacant	Brookfield	WI	1,352	50	84	45	179	(17)	2/21/2014	1967
Vanguard Car Rental	College Park	GA	8,625	1,561	6,244	—	7,805	(720)	5/19/2014	2002
Velox Insurance	Woodstock	GA	—	155	127	—	282	(19)	7/31/2013	1988
Verizon Wireless	Statesville	NC	—	207	459	27	693	(66)	6/27/2013	1993
Volusia Square	Daytona Beach	FL	16,556	4,598	28,511	—	33,109	(2,929)	2/7/2014	1986
Waffle House	Cocoa	FL	—	150	279	—	429	(36)	7/31/2013	1986
Walgreens	Birmingham	AL	1,549	996	3,005	—	4,001	(338)	2/7/2014	1999
Walgreens	Wetumpka	AL	—	547	3,102	—	3,649	(721)	2/22/2012	2007
Walgreens	Kingman	AZ	2,979	669	5,726	—	6,395	(595)	2/7/2014	2009
Walgreens	Peoria	AZ	—	837	1,953	—	2,790	(337)	2/27/2013	1996
Walgreens	Phoenix	AZ	—	1,037	1,927	—	2,964	(323)	3/26/2013	1999
Walgreens	Tucson	AZ	—	1,234	5,143	—	6,377	(533)	2/7/2014	2003
Walgreens	Tucson	AZ	2,910	1,406	3,571	—	4,977	(378)	2/7/2014	2004
Walgreens	Coalinga	CA	2,800	396	3,568	—	3,964	(901)	10/11/2011	2008
Walgreens	Lancaster	CA	2,719	859	4,246	—	5,105	(482)	2/7/2014	2009
Walgreens	Boulder	CO	—	898	3,198	—	4,096	(348)	3/31/2014	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Walgreens	Castle Rock	CO	3,953	1,581	3,689	—	5,270	(544)	7/11/2013	2002
Walgreens	Denver	CO	3,350	—	4,050	—	4,050	(597)	7/2/2013	2008
Walgreens	Pueblo	CO	—	519	2,971	—	3,490	(312)	2/7/2014	2003
Walgreens	Orlando	FL	—	1,007	1,869	—	2,876	(257)	9/30/2013	1996
Walgreens	Acworth	GA	—	1,583	2,940	—	4,523	(522)	1/25/2013	2012
Walgreens	Decatur	GA	—	1,746	3,337	—	5,083	(350)	2/7/2014	2001
Walgreens	Grayson	GA	2,720	947	3,748	—	4,695	(387)	2/7/2014	2004
Walgreens	Union City	GA	—	909	3,841	—	4,750	(396)	2/7/2014	2005
Walgreens	Warner Robins	GA	—	1,099	3,069	—	4,168	(331)	2/7/2014	2007
Walgreens	Dubuque	IA	—	638	3,905	—	4,543	(402)	2/7/2014	2008
Walgreens	Muscatine	IA	—	676	3,243	—	3,919	(340)	2/7/2014	2001
Walgreens	Twin Falls	ID	2,418	1,156	3,896	—	5,052	(421)	2/7/2014	2009
Walgreens	Cahokia	IL	—	394	1,577	95	2,066	(181)	5/19/2014	1994
Walgreens	Chicago	IL	—	1,212	2,829	—	4,041	(502)	1/30/2013	1999
Walgreens	Chicago	IL	—	1,617	3,003	—	4,620	(533)	1/30/2013	1995
Walgreens	Chicago	IL	—	952	3,235	—	4,187	(332)	2/7/2014	2003
Walgreens	Chicago	IL	—	911	4,830	—	5,741	(484)	2/7/2014	2000
Walgreens	Loves Park	IL	—	943	3,528	—	4,471	(361)	2/7/2014	2008
Walgreens	Machesney Park	IL	—	822	3,727	—	4,549	(391)	2/7/2014	2008
Walgreens	Matteson	IL	2,450	416	4,070	—	4,486	(401)	2/7/2014	2008
Walgreens	South Elgin	IL	2,247	1,710	3,208	—	4,918	(343)	2/7/2014	2002
Walgreens	St. Charles	IL	2,016	1,472	3,262	—	4,734	(334)	2/7/2014	2002
Walgreens	Anderson	IN	2,717	807	3,227	—	4,034	(670)	7/31/2012	2001
Walgreens	Lafayette	IN	2,350	626	4,183	—	4,809	(388)	2/7/2014	2008
Walgreens	South Bend	IN	3,101	1,240	5,015	—	6,255	(538)	2/7/2014	2006
Walgreens	Lawrence	KS	—	588	2,351	—	2,939	(255)	5/19/2014	1992
Walgreens	Olathe	KS	—	1,258	3,774	—	5,032	(557)	7/25/2013	2002
Walgreens	Wichita	KS	—	385	4,286	—	4,671	(443)	2/7/2014	2000
Walgreens	Frankfort	KY	—	911	3,643	—	4,554	(847)	2/8/2012	2006
Walgreens	Madisonville	KY	—	1,085	2,857	(14)	3,928	(315)	2/7/2014	2007
Walgreens	Shereveport	LA	—	619	3,509	—	4,128	(816)	2/22/2012	2003
Walgreens	Framingham	MA	3,028	2,103	4,770	—	6,873	(486)	2/7/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Walgreens	Baltimore	MD	—	1,185	2,764	—	3,949	(394)	8/6/2013	2000
Walgreens	Brooklyn Park	MD	—	1,416	4,160	—	5,576	(423)	2/7/2014	2008
Walgreens	Augusta	ME	3,138	1,648	5,146	—	6,794	(560)	2/7/2014	2007
Walgreens	Clarkston	MI	—	2,768	3,197	—	5,965	(338)	2/7/2014	2000
Walgreens	Clinton	MI	—	1,463	3,413	—	4,876	(640)	11/13/2012	2002
Walgreens	Dearborn Heights	MI	—	190	3,605	—	3,795	(586)	4/1/2013	1998
Walgreens	Eastpointe	MI	—	668	2,672	—	3,340	(635)	1/19/2012	1998
Walgreens	Lincoln Park	MI	5,494	1,041	5,896	—	6,937	(1,223)	7/31/2012	2007
Walgreens	Livonia	MI	—	261	2,350	—	2,611	(382)	4/1/2013	1998
Walgreens	Stevensville	MI	3,100	855	3,420	—	4,275	(846)	11/28/2011	2007
Walgreens	Troy	MI	—	—	1,896	—	1,896	(346)	12/12/2012	2000
Walgreens	Warren	MI	—	748	2,991	—	3,739	(561)	11/21/2012	1999
Walgreens	North Mankato	MN	2,515	1,748	3,604	—	5,352	(385)	2/7/2014	2008
Walgreens	Country Club Hills	MO	—	997	4,204	—	5,201	(407)	2/7/2014	2009
Walgreens	Independence	MO	—	1,122	3,816	—	4,938	(404)	2/7/2014	2001
Walgreens	Columbia	MS	3,091	452	4,072	—	4,524	(743)	12/21/2012	2011
Walgreens	Greenwood	MS	—	561	3,181	—	3,742	(739)	2/22/2012	2007
Walgreens	Jackson	MS	—	983	2,996	—	3,979	(351)	2/18/2014	1998
Walgreens	Cape Carteret	NC	2,400	919	3,087	—	4,006	(323)	2/7/2014	2008
Walgreens	Durham	NC	2,871	1,441	3,581	—	5,022	(417)	2/7/2014	2010
Walgreens	Durham	NC	2,833	2,201	2,923	—	5,124	(370)	2/7/2014	2008
Walgreens	Fayetteville	NC	—	860	4,263	—	5,123	(499)	2/7/2014	2009
Walgreens	Laurinburg	NC	—	355	3,577	—	3,932	(396)	2/26/2014	2013
Walgreens	Leland	NC	2,472	1,226	3,681	—	4,907	(396)	2/7/2014	2008
Walgreens	Rocky Mount	NC	2,980	1,105	4,046	—	5,151	(481)	2/7/2014	2009
Walgreens	Wilmington	NC	—	941	4,057	—	4,998	(460)	2/7/2014	2010
Walgreens	Winterville	NC	3,009	578	5,322	—	5,900	(588)	2/7/2014	2009
Walgreens	North Platte	NE	—	935	4,292	—	5,227	(463)	2/7/2014	2009
Walgreens	Omaha	NE	2,562	1,316	4,122	—	5,438	(440)	2/7/2014	2009
Walgreens	Papillion	NE	—	1,239	3,212	—	4,451	(337)	2/7/2014	2009
Walgreens	Maplewood	NJ	4,700	1,071	6,071	—	7,142	(1,503)	11/18/2011	2011
Walgreens	Albuquerque	NM	—	1,173	2,287	—	3,460	(245)	2/7/2014	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Walgreens	Las Vegas	NV	6,566	1,528	6,114	—	7,642	(1,330)	5/30/2012	2009
Walgreens	Las Vegas	NV	—	700	2,801	—	3,501	(455)	4/30/2013	2001
Walgreens	Lockport	NY	—	2,358	2,301	—	4,659	(237)	4/21/2014	1998
Walgreens	Staten Island	NY	3,081	—	3,984	—	3,984	(1,006)	10/5/2011	2007
Walgreens	Watertown	NY	—	2,937	2,664	—	5,601	(287)	2/7/2014	2006
Walgreens	Akron	OH	1,684	664	1,548	—	2,212	(244)	5/31/2013	1994
Walgreens	Bryan	OH	—	219	4,154	—	4,373	(966)	2/22/2012	2007
Walgreens	Cleveland	OH	—	472	1,890	—	2,362	(184)	5/19/2014	1994
Walgreens	Cleveland	OH	2,676	743	4,757	—	5,500	(512)	2/7/2014	2008
Walgreens	Eaton	OH	3,068	398	3,586	—	3,984	(762)	6/27/2012	2008
Walgreens	Liberty Township	OH	—	920	4,330	—	5,250	(456)	2/7/2014	2011
Walgreens	Medina	OH	—	820	4,585	—	5,405	(465)	2/7/2014	2001
Walgreens	New Albany	OH	—	919	3,424	—	4,343	(346)	2/7/2014	2006
Walgreens	Xenia	OH	—	537	4,799	—	5,336	(504)	2/7/2014	2009
Walgreens	Chickasha	OK	—	347	4,200	—	4,547	(431)	2/7/2014	2007
Walgreens	Edmond	OK	2,240	697	4,288	—	4,985	(450)	2/7/2014	2000
Walgreens	Stillwater	OK	—	368	4,368	—	4,736	(455)	2/7/2014	2000
Walgreens	Tahlequah	OK	2,940	647	3,664	—	4,311	(650)	1/2/2013	2008
Walgreens	Tulsa	OK	—	1,147	2,904	—	4,051	(304)	2/7/2014	2001
Walgreens	Aibonito Pueblo	PR	5,695	1,855	5,566	—	7,421	(932)	3/5/2013	2012
Walgreens	Las Piedras	PR	5,292	1,726	5,179	—	6,905	(842)	4/3/2013	1995
Walgreens	Anderson	SC	—	835	3,342	—	4,177	(777)	2/8/2012	2006
Walgreens	Easley	SC	3,686	1,206	3,617	—	4,823	(769)	6/27/2012	2007
Walgreens	Fort Mill	SC	2,272	1,300	2,760	—	4,060	(324)	2/7/2014	2010
Walgreens	Goose Creek	SC	—	1,190	3,827	—	5,017	(429)	2/7/2014	2009
Walgreens	Greenville	SC	3,991	1,313	3,940	—	5,253	(837)	6/27/2012	2006
Walgreens	Lancaster	SC	2,960	1,941	3,526	—	5,467	(419)	2/7/2014	2009
Walgreens	Myrtle Beach	SC	—	—	2,077	—	2,077	(504)	12/29/2011	2001
Walgreens	N. Charleston	SC	3,380	1,320	3,081	—	4,401	(655)	6/27/2012	2007
Walgreens	Spearfish	SD	—	1,116	4,158	—	5,274	(440)	2/7/2014	2008
Walgreens	Bartlett	TN	—	2,358	2,194	—	4,552	(228)	2/7/2014	2001
Walgreens	Cordova	TN	2,254	1,005	2,345	—	3,350	(440)	11/9/2012	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Walgreens	Memphis	TN	2,418	896	2,687	—	3,583	(517)	10/2/2012	2003
Walgreens	Anthony	TX	—	644	4,369	—	5,013	(432)	2/7/2014	2008
Walgreens	Baytown	TX	2,463	953	4,299	—	5,252	(443)	2/7/2014	2009
Walgreens	Denton	TX	—	1,184	3,726	—	4,910	(384)	2/7/2014	2009
Walgreens	Houston	TX	—	491	1,965	—	2,456	(220)	5/19/2014	1993
Walgreens	Fredericksburg	VA	—	2,320	3,789	—	6,109	(454)	2/7/2014	2008
Walgreens	Portsmouth	VA	1,699	730	3,311	—	4,041	(422)	11/5/2013	1998
Walgreens	Roanoke	VA	—	842	4,051	—	4,893	(433)	2/7/2014	2009
Walgreens	Appleton	WI	1,867	975	3,047	—	4,022	(322)	2/7/2014	2008
Walgreens	Appleton	WI	2,720	1,198	4,344	—	5,542	(462)	2/7/2014	2008
Walgreens	Beloit	WI	2,184	721	3,653	—	4,374	(391)	2/7/2014	2008
Walgreens	Janesville	WI	—	1,039	5,315	—	6,354	(559)	2/7/2014	2008
Walgreens	Janesville	WI	2,222	593	4,009	—	4,602	(419)	2/7/2014	2010
Walgreens	Bridgeport	WV	—	1,315	3,176	—	4,491	(354)	2/18/2014	2011
Wal-Mart	Riverside	CA	55,000	14,163	71,926	—	86,089	(7,126)	2/7/2014	2011
Wal-Mart	Pueblo	CO	8,250	2,586	12,512	—	15,098	(1,343)	2/7/2014	1998
Wal-Mart	Douglasville	GA	—	3,559	17,588	—	21,147	(1,753)	2/7/2014	1999
Wal-Mart	Valdosta	GA	—	3,909	9,447	—	13,356	(971)	2/7/2014	1998
Wal-Mart	Cary	NC	—	2,314	5,550	—	7,864	(562)	2/7/2014	2005
Wal-Mart	Albuquerque	NM	—	10,991	—	—	10,991	—	2/7/2014	2008
Wal-Mart	Las Vegas	NV	—	17,038	—	—	17,038	—	2/7/2014	2001
Wal-Mart	Lancaster	SC	—	2,714	11,677	—	14,391	(1,200)	2/7/2014	1999
Wal-Mart	Oneida	TN	—	1,803	8,580	—	10,383	(860)	2/7/2014	1999
WaWa	Gap	PA	—	561	5,054	—	5,615	(505)	2/7/2014	2004
WaWa	Portsmouth	VA	1,241	1,573	—	—	1,573	—	2/7/2014	2008
Weir Oil and Gas	Williston	ND	—	273	6,232	—	6,505	(422)	6/25/2014	2012
Wells Fargo	Hillsboro	OR	13,500	10,480	19,287	—	29,767	(1,588)	2/7/2014	1978
Wells Fargo	Bristol	PA	—	114	81	—	195	(11)	1/8/2014	1818
Wells Fargo	Lebanon	PA	—	80	435	—	515	(49)	1/8/2014	1995
Wendy's	Anniston	AL	—	454	591	—	1,045	(83)	6/27/2013	1976
Wendy's	Auburn	AL	—	718	1,334	—	2,052	(173)	7/31/2013	2000
Wendy's	Birmingham	AL	—	562	990	—	1,552	(140)	6/27/2013	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Homewood	AL	—	995	—	—	995	—	6/27/2013	1995
Wendy's	Phenix City	AL	—	529	1,178	—	1,707	(166)	6/27/2013	1999
Wendy's	Arkadelphia	AR	—	225	633	—	858	(89)	6/27/2013	1990
Wendy's	Batesville	AR	—	155	878	—	1,033	(114)	7/31/2013	1995
Wendy's	Benton	AR	—	478	1,018	—	1,496	(143)	6/27/2013	1993
Wendy's	Bentonville	AR	—	648	708	—	1,356	(100)	6/27/2013	1993
Wendy's	Bryant	AR	—	529	575	—	1,104	(81)	6/27/2013	1995
Wendy's	Cabot	AR	—	524	707	—	1,231	(100)	6/27/2013	1991
Wendy's	Conway	AR	—	478	594	—	1,072	(84)	6/27/2013	1985
Wendy's	Conway	AR	—	482	833	—	1,315	(117)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	408	830	—	1,238	(117)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	463	463	—	926	(60)	7/31/2013	1989
Wendy's	Fort Smith	AR	—	195	1,186	(11)	1,370	(167)	6/27/2013	1995
Wendy's	Fort Smith	AR	—	63	1,016	—	1,079	(143)	6/27/2013	1995
Wendy's	Hot Springs	AR	—	593	395	(662)	326	(16)	7/31/2013	1974
Wendy's	Little Rock	AR	—	278	878	—	1,156	(124)	6/27/2013	1976
Wendy's	Little Rock	AR	—	762	258	(55)	965	—	6/27/2013	1977
Wendy's	Little Rock	AR	—	990	623	—	1,613	(216)	6/27/2013	1982
Wendy's	Little Rock	AR	—	605	463	—	1,068	(65)	6/27/2013	1987
Wendy's	Little Rock	AR	—	501	501	—	1,002	(65)	7/31/2013	1983
Wendy's	Little Rock	AR	—	773	773	—	1,546	(100)	7/31/2013	1994
Wendy's	Little Rock	AR	—	532	650	—	1,182	(84)	7/31/2013	1978
Wendy's	North Little Rock	AR	—	420	551	—	971	(78)	6/27/2013	1978
Wendy's	Pine Bluff	AR	—	105	433	(409)	129	(3)	6/27/2013	1978
Wendy's	Pine Bluff	AR	—	221	1,022	—	1,243	(144)	6/27/2013	1989
Wendy's	Rogers	AR	—	579	912	—	1,491	(129)	6/27/2013	1995
Wendy's	Russellville	AR	—	356	638	—	994	(90)	6/27/2013	1985
Wendy's	Searcy	AR	—	247	905	(731)	421	(10)	6/27/2013	1978
Wendy's	Springdale	AR	—	323	896	—	1,219	(126)	6/27/2013	1994
Wendy's	Springdale	AR	—	410	821	—	1,231	(116)	6/27/2013	1995
Wendy's	Stuttgart	AR	—	67	1,038	—	1,105	(146)	6/27/2013	2001
Wendy's	Van Buren	AR	—	197	748	—	945	(105)	6/27/2013	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Payson	AZ	—	679	829	—	1,508	(108)	7/31/2013	1986
Wendy's	Atascadero	CA	—	230	1,009	(364)	875	(22)	6/27/2013	1995
Wendy's	Camarillo	CA	—	320	2,253	—	2,573	(307)	6/27/2013	1995
Wendy's	Paso Robles	CA	—	150	1,603	—	1,753	(218)	6/27/2013	1995
Wendy's	Groton	CT	—	1,099	900	—	1,999	(117)	7/31/2013	1978
Wendy's	North Haven	CT	—	729	610	(685)	654	(9)	6/27/2013	1980
Wendy's	Norwich	CT	—	703	937	—	1,640	(132)	6/27/2013	1980
Wendy's	Orange	CT	—	1,343	1,641	—	2,984	(213)	7/31/2013	1995
Wendy's	Cocoa	FL	—	249	567	—	816	(80)	6/27/2013	1979
Wendy's	Indialantic	FL	—	592	614	—	1,206	(87)	6/27/2013	1985
Wendy's	Lake Wales	FL	—	975	1,462	—	2,437	(190)	7/31/2013	1999
Wendy's	Lynn Haven	FL	—	446	852	—	1,298	(120)	6/27/2013	1995
Wendy's	Melbourne	FL	—	550	681	—	1,231	(96)	6/27/2013	1993
Wendy's	Merritt Island	FL	—	720	589	—	1,309	(76)	7/31/2013	1990
Wendy's	New Smyrna Beach	FL	—	476	394	—	870	(55)	6/27/2013	1982
Wendy's	Ormond Beach	FL	—	626	561	—	1,187	(79)	6/27/2013	1994
Wendy's	Ormond Beach	FL	—	503	503	—	1,006	(65)	7/31/2013	1984
Wendy's	Panama City	FL	—	461	529	—	990	(74)	6/27/2013	1984
Wendy's	Panama City	FL	—	445	837	—	1,282	(118)	6/27/2013	1987
Wendy's	Port Orange	FL	—	695	569	—	1,264	(74)	7/31/2013	1996
Wendy's	South Daytona	FL	—	531	432	—	963	(61)	6/27/2013	1980
Wendy's	Tallahassee	FL	—	952	514	—	1,466	(72)	6/27/2013	1986
Wendy's	Tallahassee	FL	—	855	505	—	1,360	(71)	6/27/2013	1986
Wendy's	Titusville	FL	—	528	239	—	767	(34)	6/27/2013	1978
Wendy's	Titusville	FL	—	415	761	—	1,176	(107)	6/27/2013	1984
Wendy's	Titusville	FL	—	414	770	—	1,184	(100)	7/31/2013	1996
Wendy's	Albany	GA	—	414	1,656	—	2,070	(215)	7/31/2013	1995
Wendy's	Albany	GA	—	383	748	—	1,131	(74)	3/26/2014	1999
Wendy's	Austell	GA	—	383	506	—	889	(71)	6/27/2013	1994
Wendy's	Brunswick	GA	—	306	435	—	741	(61)	6/27/2013	1985
Wendy's	Columbus	GA	—	701	1,787	—	2,488	(252)	6/27/2013	1999
Wendy's	Columbus	GA	—	743	1,185	—	1,928	(167)	6/27/2013	1988

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Columbus	GA	—	478	2,209	—	2,687	(311)	6/27/2013	2003
Wendy's	Columbus	GA	—	223	1,380	—	1,603	(137)	3/26/2014	1982
Wendy's	Douglasville	GA	—	605	776	—	1,381	(109)	6/27/2013	1993
Wendy's	Eastman	GA	—	258	473	—	731	(67)	6/27/2013	1996
Wendy's	Fairburn	GA	—	1,076	1,316	—	2,392	(171)	7/31/2013	2002
Wendy's	Hogansville	GA	—	240	1,359	—	1,599	(176)	7/31/2013	1985
Wendy's	Lithia Springs	GA	—	668	774	—	1,442	(109)	6/27/2013	1988
Wendy's	Morrow	GA	—	755	922	—	1,677	(120)	7/31/2013	1990
Wendy's	Savannah	GA	—	720	720	—	1,440	(93)	7/31/2013	2001
Wendy's	Sharpsburg	GA	—	649	1,299	—	1,948	(183)	6/27/2013	2002
Wendy's	Stockbridge	GA	—	480	558	—	1,038	(79)	6/27/2013	1987
Wendy's	Bourbonnais	IL	—	346	1,039	—	1,385	(135)	7/31/2013	1993
Wendy's	Joliet	IL	—	642	963	—	1,605	(125)	7/31/2013	1977
Wendy's	Kankakee	IL	—	250	1,419	—	1,669	(184)	7/31/2013	2005
Wendy's	Mokena	IL	—	665	997	—	1,662	(129)	7/31/2013	1992
Wendy's	Normal	IL	—	443	991	—	1,434	(98)	3/26/2014	1985
Wendy's	Anderson	IN	—	872	736	—	1,608	(104)	6/27/2013	1978
Wendy's	Anderson	IN	—	859	708	—	1,567	(100)	6/27/2013	1978
Wendy's	Anderson	IN	—	505	757	—	1,262	(98)	7/31/2013	1995
Wendy's	Anderson	IN	—	584	713	—	1,297	(92)	7/31/2013	1976
Wendy's	Avon	IN	—	538	407	—	945	(62)	2/7/2014	1990
Wendy's	Avon	IN	—	638	330	—	968	(67)	2/7/2014	1999
Wendy's	Carmel	IN	—	736	211	—	947	(35)	2/7/2014	1980
Wendy's	Carmel	IN	—	915	178	—	1,093	(43)	2/7/2014	2001
Wendy's	Connersville	IN	—	324	1,298	—	1,622	(168)	7/31/2013	1989
Wendy's	Fishers	IN	—	855	147	—	1,002	(36)	2/7/2014	1999
Wendy's	Fishers	IN	—	761	229	—	990	(46)	2/7/2014	2012
Wendy's	Greenfield	IN	—	429	214	—	643	(36)	2/7/2014	1980
Wendy's	Indianapolis	IN	—	751	212	—	963	(44)	2/7/2014	1993
Wendy's	Lebanon	IN	—	1,265	108	—	1,373	(32)	2/7/2014	1979
Wendy's	Noblesville	IN	—	590	42	—	632	(9)	2/7/2014	1988
Wendy's	Pendleton	IN	—	448	895	—	1,343	(126)	6/27/2013	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Richmond	IN	—	735	1,716	—	2,451	(222)	7/31/2013	1989
Wendy's	Richmond	IN	—	661	992	—	1,653	(129)	7/31/2013	1989
Wendy's	Benton	KY	—	252	926	—	1,178	(92)	3/26/2014	2001
Wendy's	Louisville	KY	—	834	1,379	—	2,213	(194)	6/27/2013	2001
Wendy's	Louisville	KY	—	532	1,221	—	1,753	(172)	6/27/2013	1998
Wendy's	Louisville	KY	—	857	1,421	—	2,278	(200)	6/27/2013	2000
Wendy's	Mayfield	KY	—	242	779	—	1,021	(77)	3/26/2014	1986
Wendy's	Baton Rouge	LA	—	316	782	—	1,098	(110)	6/27/2013	1998
Wendy's	Minden	LA	—	182	936	—	1,118	(132)	6/27/2013	2001
Wendy's	Worcester	MA	—	370	1,288	—	1,658	(175)	6/27/2013	1995
Wendy's	Baltimore	MD	—	760	802	—	1,562	(113)	6/27/2013	1995
Wendy's	Baltimore	MD	—	904	1,036	—	1,940	(146)	6/27/2013	2002
Wendy's	Landover	MD	—	340	267	—	607	(38)	6/27/2013	1978
Wendy's	Pasadena	MD	—	1,049	1,902	—	2,951	(268)	6/27/2013	1997
Wendy's	Salisbury	MD	—	370	1,299	—	1,669	(177)	6/27/2013	1995
Wendy's	Suitland	MD	—	332	275	—	607	(39)	6/27/2013	1979
Wendy's	Madison Heights	MI	—	198	725	—	923	(102)	6/27/2013	1998
Wendy's	Picayune	MS	—	437	1,032	—	1,469	(102)	3/26/2014	1983
Wendy's	Kinston	NC	—	491	1,159	—	1,650	(106)	5/1/2014	2004
Wendy's	Bellevue	NE	—	338	484	—	822	(68)	6/27/2013	1981
Wendy's	Millville	NJ	—	373	1,169	—	1,542	(165)	6/27/2013	1994
Wendy's	Henderson	NV	—	933	842	—	1,775	(102)	2/7/2014	1997
Wendy's	Henderson	NV	—	882	457	—	1,339	(55)	2/7/2014	1999
Wendy's	Henderson	NV	—	785	508	—	1,293	(67)	2/7/2014	2000
Wendy's	Las Vegas	NV	—	398	589	—	987	(62)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	919	562	—	1,481	(71)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	789	583	—	1,372	(63)	2/7/2014	1984
Wendy's	Las Vegas	NV	—	725	458	—	1,183	(57)	2/7/2014	1986
Wendy's	Las Vegas	NV	—	915	724	—	1,639	(85)	2/7/2014	1991
Wendy's	Las Vegas	NV	—	633	392	—	1,025	(44)	2/7/2014	1994
Wendy's	Auburn	NY	—	465	1,085	—	1,550	(141)	7/31/2013	1977
Wendy's	Binghamton	NY	—	293	879	—	1,172	(114)	7/31/2013	1978

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Corning	NY	—	191	1,717	—	1,908	(223)	7/31/2013	1996
Wendy's	Cortland	NY	—	635	952	—	1,587	(123)	7/31/2013	1984
Wendy's	Endicott	NY	—	313	1,253	—	1,566	(163)	7/31/2013	1987
Wendy's	Fulton	NY	—	392	1,181	—	1,573	(117)	3/26/2014	1980
Wendy's	Horseheads	NY	—	72	1,369	—	1,441	(178)	7/31/2013	1982
Wendy's	Liverpool	NY	—	530	864	—	1,394	(39)	3/26/2014	1980
Wendy's	Oswego	NY	—	190	645	—	835	(64)	3/26/2014	1986
Wendy's	Owego	NY	—	101	1,915	—	2,016	(248)	7/31/2013	1989
Wendy's	Vestal	NY	—	488	878	—	1,366	(39)	3/26/2014	1995
Wendy's	Belpre	OH	—	297	1,195	—	1,492	(119)	3/26/2014	2000
Wendy's	Bowling Green	OH	—	502	932	(926)	508	—	7/31/2013	1994
Wendy's	Brookville	OH	—	448	1,072	—	1,520	(106)	3/26/2014	1984
Wendy's	Buckeye Lake	OH	—	864	877	—	1,741	(124)	6/27/2013	2000
Wendy's	Centerville	OH	—	615	1,434	—	2,049	(186)	7/31/2013	1997
Wendy's	Cincinnati	OH	—	939	1,408	—	2,347	(183)	7/31/2013	1980
Wendy's	Dayton	OH	—	723	1,343	—	2,066	(174)	7/31/2013	1977
Wendy's	Dayton	OH	—	304	1,264	—	1,568	(125)	3/26/2014	1974
Wendy's	Dayton	OH	—	288	813	—	1,101	(81)	3/26/2014	1985
Wendy's	Dayton	OH	—	342	848	—	1,190	(84)	3/26/2014	1973
Wendy's	Dayton	OH	—	274	1,029	—	1,303	(106)	3/26/2014	2004
Wendy's	Dayton	OH	—	286	869	—	1,155	(86)	3/26/2014	1977
Wendy's	Dayton	OH	—	259	838	—	1,097	(83)	3/26/2014	1985
Wendy's	Eaton	OH	—	207	1,084	—	1,291	(49)	3/26/2014	1993
Wendy's	Englewood	OH	—	261	924	—	1,185	(92)	3/26/2014	1976
Wendy's	Fairborn	OH	—	629	1,468	—	2,097	(190)	7/31/2013	1999
Wendy's	Fairborn	OH	—	604	1,408	—	2,012	(183)	7/31/2013	1992
Wendy's	Fairborn	OH	—	271	828	—	1,099	(82)	3/26/2014	1975
Wendy's	Fairfield	OH	—	794	971	—	1,765	(126)	7/31/2013	1981
Wendy's	Hamilton	OH	—	655	1,848	—	2,503	(260)	6/27/2013	2001
Wendy's	Hamilton	OH	—	697	1,295	—	1,992	(168)	7/31/2013	1974
Wendy's	Hamilton	OH	—	908	1,362	—	2,270	(177)	7/31/2013	2002
Wendy's	Hillsboro	OH	—	291	1,408	—	1,699	(198)	6/27/2013	1985

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Lancaster	OH	—	552	1,025	—	1,577	(133)	7/31/2013	1984
Wendy's	Miamisburg	OH	—	888	1,086	—	1,974	(141)	7/31/2013	1995
Wendy's	Middletown	OH	—	755	1,133	—	1,888	(147)	7/31/2013	1995
Wendy's	Middletown	OH	—	752	920	—	1,672	(119)	7/31/2013	1995
Wendy's	Middletown	OH	—	494	1,481	—	1,975	(192)	7/31/2013	1977
Wendy's	Saint Bernard	OH	—	432	1,009	—	1,441	(131)	7/31/2013	1985
Wendy's	Springboro	OH	—	891	1,336	—	2,227	(173)	7/31/2013	1982
Wendy's	Swanton	OH	—	430	1,233	—	1,663	(168)	6/27/2013	1995
Wendy's	Sylvania	OH	—	300	799	—	1,099	(109)	6/27/2013	1995
Wendy's	West Carrollton	OH	—	708	865	—	1,573	(112)	7/31/2013	1979
Wendy's	West Chester	OH	—	944	772	—	1,716	(100)	7/31/2013	1982
Wendy's	West Chester	OH	—	616	924	—	1,540	(120)	7/31/2013	2005
Wendy's	Whitehall	OH	—	716	863	—	1,579	(122)	6/27/2013	1983
Wendy's	Wintersville	OH	—	621	1,450	—	2,071	(188)	7/31/2013	1977
Wendy's	Edmond	OK	—	791	697	—	1,488	(69)	3/27/2014	1979
Wendy's	Enid	OK	—	158	893	—	1,051	(116)	7/31/2013	2003
Wendy's	Ponca City	OK	—	529	983	—	1,512	(127)	7/31/2013	1979
Wendy's	Sayre	PA	—	372	1,115	—	1,487	(145)	7/31/2013	1994
Wendy's	Anderson	SC	—	734	897	—	1,631	(191)	7/31/2013	1995
Wendy's	Columbia	SC	—	1,368	—	—	1,368	—	6/27/2013	1995
Wendy's	Columbia	SC	—	425	438	—	863	(62)	6/27/2013	1993
Wendy's	Greenville	SC	—	516	631	—	1,147	(82)	7/31/2013	1975
Wendy's	N. Myrtle Beach	SC	—	464	861	—	1,325	(112)	7/31/2013	1983
Wendy's	Spartanburg	SC	—	699	572	—	1,271	(74)	7/31/2013	1977
Wendy's	Brentwood	TN	—	339	1,356	—	1,695	(176)	7/31/2013	1982
Wendy's	Crossville	TN	—	190	760	—	950	(99)	7/31/2013	1978
Wendy's	Knoxville	TN	—	330	1,161	—	1,491	(158)	6/27/2013	1995
Wendy's	Knoxville	TN	—	330	1,132	—	1,462	(154)	6/27/2013	1995
Wendy's	Manchester	TN	—	245	1,390	—	1,635	(180)	7/31/2013	1984
Wendy's	Mcminnville	TN	—	255	1,443	—	1,698	(187)	7/31/2013	2010
Wendy's	Memphis	TN	—	227	530	—	757	(69)	7/31/2013	1980
Wendy's	Millington	TN	—	380	1,208	—	1,588	(165)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Murfreesboro	TN	—	586	1,088	—	1,674	(141)	7/31/2013	1983
Wendy's	Nashville	TN	—	592	1,100	—	1,692	(143)	7/31/2013	1983
Wendy's	Nashville	TN	—	328	1,313	—	1,641	(170)	7/31/2013	1983
Wendy's	Arlington	TX	—	1,322	1,546	—	2,868	(218)	6/27/2013	1994
Wendy's	Corpus Christi	TX	—	646	1,199	—	1,845	(155)	7/31/2013	1987
Wendy's	El Paso	TX	—	630	1,889	—	2,519	(245)	7/31/2013	1996
Wendy's	Kingwood	TX	—	304	1,724	(447)	1,581	(39)	7/31/2013	2001
Wendy's	San Antonio	TX	—	268	630	—	898	(89)	6/27/2013	1985
Wendy's	San Antonio	TX	—	410	451	—	861	(64)	6/27/2013	1987
Wendy's	San Antonio	TX	—	707	603	—	1,310	(61)	2/7/2014	1990
Wendy's	San Antonio	TX	—	633	1,388	—	2,021	(130)	2/7/2014	1992
Wendy's	San Antonio	TX	—	1,007	546	—	1,553	(57)	2/7/2014	1995
Wendy's	San Antonio	TX	—	703	45	—	748	(9)	2/7/2014	2000
Wendy's	San Antonio	TX	—	788	45	—	833	(9)	2/7/2014	2003
Wendy's	San Marcos	TX	—	714	1,024	—	1,738	(101)	2/7/2014	2002
Wendy's	Schertz	TX	—	793	109	—	902	(13)	2/7/2014	1994
Wendy's	Selma	TX	—	841	117	—	958	(12)	2/7/2014	2003
Wendy's	Bluefield	VA	—	450	1,927	—	2,377	(263)	6/27/2013	1995
Wendy's	Christiansburg	VA	—	416	624	—	1,040	(81)	7/31/2013	1980
Wendy's	Dublin	VA	—	384	1,402	—	1,786	(198)	6/27/2013	1993
Wendy's	Emporia	VA	—	631	1,424	—	2,055	(201)	6/27/2013	1994
Wendy's	Hayes	VA	—	304	859	—	1,163	(121)	6/27/2013	1992
Wendy's	Hillsville	VA	—	324	973	—	1,297	(126)	7/31/2013	2001
Wendy's	Lebanon	VA	—	431	1,006	—	1,437	(130)	7/31/2013	1983
Wendy's	Mechanicsville	VA	—	521	704	—	1,225	(99)	6/27/2013	1989
Wendy's	Midlothian	VA	—	230	1,300	—	1,530	(177)	6/27/2013	1995
Wendy's	North Tazewell	VA	—	124	560	—	684	(79)	6/27/2013	1980
Wendy's	Pounding Mill	VA	—	296	1,404	—	1,700	(198)	6/27/2013	2004
Wendy's	South Hill	VA	—	313	976	(421)	868	(20)	6/27/2013	1995
Wendy's	Woodbridge	VA	—	1,193	1,598	—	2,791	(225)	6/27/2013	1996
Wendy's	Woodbridge	VA	—	521	615	—	1,136	(87)	6/27/2013	1978
Wendy's	Wytheville	VA	—	598	897	—	1,495	(116)	7/31/2013	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
Wendy's	Bellingham	WA	—	502	477	—	979	(51)	2/7/2014	1994
Wendy's	Bothell	WA	—	687	292	—	979	(24)	2/7/2014	2004
Wendy's	Burlington	WA	—	425	806	—	1,231	(113)	6/27/2013	1994
Wendy's	Port Angeles	WA	—	422	503	—	925	(91)	2/7/2014	1980
Wendy's	Redmond	WA	—	969	123	—	1,092	(8)	2/7/2014	1977
Wendy's	Silverdale	WA	—	808	201	—	1,009	(59)	2/7/2014	1995
Wendy's	Beloit	WI	—	1,138	931	—	2,069	(121)	7/31/2013	2002
Wendy's	Fitchburg	WI	—	662	1,230	—	1,892	(160)	7/31/2013	2003
Wendy's	Germantown	WI	—	419	1,257	—	1,676	(163)	7/31/2013	1989
Wendy's	Greenfield	WI	—	487	1,137	—	1,624	(147)	7/31/2013	2001
Wendy's	Janesville	WI	—	647	971	—	1,618	(126)	7/31/2013	1991
Wendy's	Kenosha	WI	—	322	1,290	—	1,612	(167)	7/31/2013	1984
Wendy's	Kenosha	WI	—	965	1,447	—	2,412	(188)	7/31/2013	1986
Wendy's	Madison	WI	—	454	1,362	—	1,816	(177)	7/31/2013	1998
Wendy's	Milwaukee	WI	—	810	810	—	1,620	(105)	7/31/2013	1979
Wendy's	Milwaukee	WI	—	338	1,351	—	1,689	(175)	7/31/2013	1985
Wendy's	Milwaukee	WI	—	436	1,016	—	1,452	(132)	7/31/2013	1983
Wendy's	New Berlin	WI	—	903	739	—	1,642	(96)	7/31/2013	1983
Wendy's	Oak Creek	WI	—	577	1,347	—	1,924	(175)	7/31/2013	1999
Wendy's	Sheboygan	WI	—	676	1,014	—	1,690	(131)	7/31/2013	1995
Wendy's	West Allis	WI	—	583	1,083	—	1,666	(140)	7/31/2013	1984
Wendy's	Beaver	WV	—	290	1,156	—	1,446	(158)	6/27/2013	1995
Wendy's	Bridgeport	WV	—	273	818	—	1,091	(106)	7/31/2013	1984
Wendy's	Buckhannon	WV	—	157	890	—	1,047	(115)	7/31/2013	1987
Wendy's	Clarksburg	WV	—	277	1,181	—	1,458	(117)	3/26/2014	1980
Wendy's	Fairmont	WV	—	224	1,119	—	1,343	(158)	6/27/2013	1983
Wendy's	Parkersburg	WV	—	295	885	—	1,180	(115)	7/31/2013	1979
Wendy's	Parkersburg	WV	—	311	1,243	—	1,554	(161)	7/31/2013	1977
Wendy's	Parkersburg	WV	—	241	964	—	1,205	(125)	7/31/2013	1996
Wendy's	Ripley	WV	—	273	871	—	1,144	(123)	6/27/2013	1984
Wendy's	Saint Marys	WV	—	70	1,322	—	1,392	(171)	7/31/2013	2001
Wendy's	Vienna	WV	—	301	702	—	1,003	(91)	7/31/2013	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2015 (3) (4)
Property	City	State	Encumbrances at December 31, 2015	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (5) (6)	Date Acquired	Date of Construction
West Fork Roadhouse	Youngstown	OH	—	139	232	(38)	333	(6)	6/27/2013	1976
West Marine	Anchorage	AK	—	1,220	2,531	—	3,751	(241)	3/31/2014	1995
West Marine	Fort Lauderdale	FL	—	4,337	9,052	—	13,389	(807)	2/7/2014	2011
West Marine	Harrison Township	MI	—	452	2,092	—	2,544	(260)	2/7/2014	2009
West Marine	Deltaville	VA	—	425	2,409	—	2,834	(468)	7/31/2012	2012
Whataburger	Edna	TX	—	290	869	—	1,159	(113)	7/31/2013	1986
Whataburger	El Campo	TX	—	693	1,013	—	1,706	(143)	6/27/2013	1986
Whataburger	Ingleside	TX	—	1,106	474	—	1,580	(61)	7/31/2013	1986
Whataburger	Lubbock	TX	—	432	647	—	1,079	(84)	7/31/2013	1992
White Transfer & Storage	Clarion	IA	3,142	450	1,458	—	1,908	(355)	2/21/2014	1997
Whole Foods	Hinsdale	IL	5,710	5,499	7,389	—	12,888	(802)	2/7/2014	1999
Wild Bill's Sports Salon	Rochester	MN	—	1,347	1,102	—	2,449	(161)	7/31/2013	1993
Willbros Group, Inc.	Tulsa	OK	—	2,239	6,375	—	8,614	(407)	6/25/2014	1982
Williams Fried Chicken	Garland	TX	—	265	137	(214)	188	(2)	6/27/2013	1983
Williams Sonoma	Olive Branch	MS	28,350	2,330	44,266	—	46,596	(9,112)	8/10/2012	2001
Winn-Dixie	Jacksonville	FL	63,240	4,360	82,835	—	87,195	(11,112)	4/24/2013	2000
Wirtz Beverage	Hartland	WI	5,805	1,927	3,899	—	5,826	(392)	2/21/2014	2000
Worrior Energy Services	Midland	TX	—	508	816	—	1,324	(64)	6/25/2014	2012
Zebb's	Amherst	NY	—	150	1,347	(480)	1,017	—	7/31/2013	1994
Zebb's	New Hartford	NY	—	122	1,095	(390)	827	—	7/31/2013	1970
Zebb's	Orchard Park	NY	—	69	1,320	(454)	935	—	7/31/2013	2000
Zebb's	Rochester	NY	—	126	1,137	(405)	858	—	7/31/2013	1990
Z'Tejas	Austin	TX	—	837	1,797	—	2,634	(262)	6/27/2013	1998
			$3,039,882	$3,154,879	$11,387,348	$24,116	$14,566,343	$(1,331,751)
_______________________________________________

(1)	Initial costs exclude subsequent impairment charges.

(2)
Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, related professional fees, condemnations, easements and impairment charges.

(3)	Intangible lease assets, net of accumulated amortization of $1.8 billion are not reflected in the table above.

(4)	The tax basis of aggregate land, buildings and improvements as of December 31, 2015 was $14.7 billion.

(5)	The accumulated depreciation column excludes $446.8 million of amortization associated with intangible lease assets.

(6)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, five to 15 years for building fixtures and improvements.

The following is a reconciliation of the gross real estate activity for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$15,857,507	$6,699,547	$1,684,115
Additions:
Acquisitions	33,695	11,095,559	5,019,135
Improvements	60,321	114,070	—
Deductions:
Dispositions	(1,261,724)	(1,945,186)	—
Impairments	(106,064)	(105,367)	(3,703)
Reclassified to assets held for sale	(16,761)	(1,116)	—
Other	(631)	—
Balance, end of year	$14,566,343	$15,857,507	$6,699,547

The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$775,050	$205,712	$45,050
Additions:
Depreciation expense	630,347	628,340	160,662
Deductions:
Dispositions	(49,907)	(49,377)	—
Impairments	(23,196)	(9,625)	—
Reclassified to assets held for sale	(543)	—	—
Balance, end of year	$1,331,751	$775,050	$205,712

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
(F/K/A AMERICAN REALTY CAPITAL PROPERTIES, INC. AND ARC PROPERTIES OPERATING PARTNERSHIP, L.P.)
SCHEDULE IV – MORTGAGE LOANS HELD FOR INVESTMENT
December 31, 2015 (in thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	12/15/2026	P&I	N/A	$2,731	$3,008	$—
CVS Caremark Corporation	Evansville, IN	6.22%	1/15/2033	P&I	N/A	2,763	3,050	—
CVS Caremark Corporation	Greensboro, GA	6.52%	1/15/2030	P&I	N/A	1,049	1,177	—
CVS Caremark Corporation	Shelby Twp., MI	5.98%	1/15/2031	P&I	N/A	2,106	2,278	—
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	5/15/2020	P&I	N/A	1,706	1,886	—
Lowes Companies, Inc.	Framingham, MA	5.87%	9/15/2031	(1)	N/A	5,799	1,742	—
Walgreen Co.	Dallas, TX	6.46%	12/15/2029	P&I	N/A	2,635	2,947	—
Walgreen Co.	Nacogdoches, TX	6.80%	9/15/2030	P&I	N/A	2,874	3,272	—
Walgreen Co.	Rosemead, CA	6.26%	12/15/2029	P&I	N/A	4,032	4,458	—
TJX	Philadelphia, PA	5.57%	3/11/2016	P&I	N/A	420	420	—
Total						$26,115	$24,238	$—
_______________________________________________
(1) Zero coupon rate with balloon payment due at maturity.

	Years Ended December 31,
	2015	2014	2013
Beginning Balance	$26,806	$26,279	$26,457
Additions during the year:
Acquired in Cole Merger	—	72,326	—
Investments in mortgage notes	—	2,952	—
Deductions during the year:
Principal payments received on loan investments	(2,417)	(74,109)	(164)
Amortization of unearned discounts and premiums	(151)	(642)	(14)
Ending Balance	$24,238	$26,806	$26,279