Form 10-Q
period 2016-03-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2016-05-05
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 904,842,650 shares of common stock of VEREIT, Inc. outstanding as of May 3, 2016.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2016 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
As the sole general partner of VEREIT Operating Partnership, L.P., VEREIT, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
We believe combining the Quarterly Reports on Form 10-Q of VEREIT, Inc. and VEREIT Operating Partnership, L.P. into this single report results in the following benefits:

•	enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report, as applicable, that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate Exhibit 31 and Exhibit 32 certifications. As general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended March 31, 2016

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	March 31, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$3,058,879	$3,120,653
Buildings, fixtures and improvements	11,161,327	11,445,690
Intangible lease assets	2,145,734	2,218,378
Total real estate investments, at cost	16,365,940	16,784,721
Less: accumulated depreciation and amortization	1,865,674	1,778,597
Total real estate investments, net	14,500,266	15,006,124
Investment in unconsolidated entities	23,445	56,824
Investment in direct financing leases, net	45,611	46,312
Investment securities, at fair value	48,162	53,304
Mortgage notes receivable, net	23,559	24,238
Cash and cash equivalents	104,450	69,103
Restricted cash	60,132	59,767
Intangible assets, net	43,327	50,779
Rent and tenant receivables and other assets, net	313,903	303,637
Goodwill	1,642,858	1,656,374
Due from affiliates	11,617	60,633
Real estate assets held for sale, net	26,282	18,771
Total assets	$16,843,612	$17,405,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and other debt, net	$3,029,666	$3,111,985
Corporate bonds, net	2,537,699	2,536,333
Convertible debt, net	965,469	962,894
Credit facility, net	1,269,731	1,448,590
Below-market lease liabilities, net	245,093	251,692
Accounts payable and accrued expenses	118,970	151,877
Deferred rent, derivative and other liabilities	88,997	87,490
Distributions payable	143,973	140,816
Due to affiliates	—	230
Total liabilities	8,399,598	8,691,907
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of March 31, 2016 and December 31, 2015	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 904,757,365 and 904,884,394 issued and outstanding as of March, 31, 2016 and December, 31, 2015, respectively	9,048	9,049
Additional paid-in-capital	11,932,859	11,931,768
Accumulated other comprehensive loss	(11,345)	(2,025)
Accumulated deficit	(3,671,050)	(3,415,233)
Total stockholders’ equity	8,259,940	8,523,987
Non-controlling interests	184,074	189,972
Total equity	8,444,014	8,713,959
Total liabilities and equity	$16,843,612	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$313,971	$342,759
Direct financing lease income	569	741
Operating expense reimbursements	23,247	22,974
Cole Capital revenue	31,233	27,494
Total revenues	369,020	393,968
Operating expenses:
Cole Capital reallowed fees and commissions	8,068	2,031
Acquisition related	242	2,182
Litigation and other non-routine costs, net of insurance recoveries	(5,175)	16,423
Property operating	34,813	30,999
General and administrative	29,400	33,106
Depreciation and amortization	204,308	219,141
Impairments	160,517	—
Total operating expenses	432,173	303,882
Operating (loss) income	(63,153)	90,086
Other (expense) income:
Interest expense	(80,426)	(95,699)
Gain on extinguishment and forgiveness of debt, net	—	5,302
Other income, net	1,062	4,060
Equity in income and gain on disposition of unconsolidated entities	10,404	28
Loss on derivative instruments, net	(1,086)	(1,028)
Total other expenses, net	(70,046)	(87,337)
(Loss) income before taxes and real estate dispositions	(133,199)	2,749
Gain (loss) on disposition of real estate, net	17,175	(31,368)
Loss before taxes	(116,024)	(28,619)
Provision for income taxes	(56)	(2,074)
Net loss	(116,080)	(30,693)
Net loss attributable to non-controlling interests (1)	2,994	723
Net loss attributable to the General Partner	$(113,086)	$(29,970)

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.05)
Distributions declared per common share	$0.14	$—
_______________________________________________

(1)	Represents loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(116,080)	$(30,693)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(9,702)	(10,396)
Amount of loss reclassified from accumulated other comprehensive loss into net loss as interest expense	2,099	2,736
Unrealized (loss) gain on investment securities, net	(1,961)	796
Total other comprehensive loss	(9,564)	(6,864)

Total comprehensive loss	(125,644)	(37,557)
Comprehensive loss attributable to non-controlling interests (1)	3,238	723
Total comprehensive loss attributable to the General Partner	$(122,406)	$(36,834)
_______________________________________________

(1)	Represents loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2016	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Repurchases of common stock to settle tax obligation	—	—	(127,741)	(1)	(1,023)	—	—	(1,024)	—	(1,024)
Equity-based compensation, net	—	—	712	—	1,730	—	—	1,730	—	1,730
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on common stock	—	—	—	—	—	—	(124,285)	(124,285)	—	(124,285)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,299)	(3,299)
Distributions to participating securities	—	—	—	—	—	—	(125)	(125)	—	(125)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Cumulative-effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(113,086)	(113,086)	(2,994)	(116,080)
Other comprehensive loss	—	—	—	—	—	(9,320)	—	(9,320)	(244)	(9,564)
Balance, March 31, 2016	42,834,138	$428	904,757,365	$9,048	$11,932,859	$(11,345)	$(3,671,050)	$8,259,940	$184,074	$8,444,014

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(132,826)	(1)	(1,206)	—	—	(1,207)	—	(1,207)
Equity-based compensation, net	—	—	(262,886)	(3)	821	—	—	818	—	818
Tax shortfall from equity-based compensation	—	—	—	—	(510)	—	—	(510)	—	(510)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(464)	(464)
Distributions to participating securities	—	—	—	—	—	—	(5)	(5)	—	(5)
Distributions to preferred shareholders	—	—	—	—	—	—	(17,973)	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	—	(29,970)	(29,970)	(723)	(30,693)
Other comprehensive loss	—	—	—	—	—	(6,864)	—	(6,864)	—	(6,864)
Balance, March 31, 2015	42,834,138	$428	905,134,719	$9,051	$11,919,358	$(4,136)	$(2,826,524)	$9,098,177	$227,255	$9,325,432

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(116,080)	$(30,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208,362	224,111
(Gain) loss on real estate assets and joint venture, net	(27,373)	31,368
Impairments	160,517	—
Equity-based compensation	1,730	818
Equity in income of unconsolidated entities	(206)	(28)
Distributions from unconsolidated entities	1,491	2,866
Loss on derivative instruments	1,086	1,028
(Gain) on investment securities	—	(233)
Gain on extinguishment and forgiveness of debt, net	—	(5,307)
Changes in assets and liabilities:
Investment in direct financing leases	701	495
Rent and tenant receivables and other assets, net	(13,024)	(30,757)
Due from affiliates	(984)	27,665
Accounts payable and accrued expenses	(32,556)	2,013
Deferred rent, derivative and other liabilities	(4,822)	6,798
Due to affiliates	(230)	(12)
Net cash provided by operating activities	178,612	230,132
Cash flows from investing activities:
Investments in real estate assets	(19,952)	(7,627)
Capital expenditures and leasing costs	(5,388)	(3,649)
Real estate developments	(554)	(15,998)
Principal repayments received from borrowers	3,863	3,668
Proceeds from disposition of real estate and joint venture	176,137	245,548
Investment in leasehold improvements and other assets	(574)	—
Deposits for real estate assets	(3,818)	(3,509)
Uses and refunds of deposits for real estate assets	2,019	7,939
Line of credit advances to affiliates	—	(10,000)
Line of credit repayments from affiliates	50,000	10,000
Change in restricted cash	(365)	(6,315)
Net cash provided by investing activities	201,368	220,057
Cash flows from financing activities:
Proceeds from mortgage notes payable	206	1,158
Payments on mortgage notes payable and other debt	(21,948)	(59,308)
Proceeds from credit facilities	203,000	—
Payments on credit facilities	(383,000)	—
Payments of deferred financing costs	(240)	(326)
Repurchases of common stock to settle tax obligations	(801)	(1,207)
Contributions from non-controlling interest holders	675	—
Distributions paid	(142,525)	(18,478)
Net cash used in financing activities	(344,633)	(78,161)
Net change in cash and cash equivalents	35,347	372,028
Cash and cash equivalents, beginning of period	69,103	416,711
Cash and cash equivalents, end of period	$104,450	$788,739

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$3,058,879	$3,120,653
Buildings, fixtures and improvements	11,161,327	11,445,690
Intangible lease assets	2,145,734	2,218,378
Total real estate investments, at cost	16,365,940	16,784,721
Less: accumulated depreciation and amortization	1,865,674	1,778,597
Total real estate investments, net	14,500,266	15,006,124
Investment in unconsolidated entities	23,445	56,824
Investment in direct financing leases, net	45,611	46,312
Investment securities, at fair value	48,162	53,304
Mortgage notes receivable, net	23,559	24,238
Cash and cash equivalents	104,450	69,103
Restricted cash	60,132	59,767
Intangible assets, net	43,327	50,779
Rent and tenant receivables and other assets, net	313,903	303,637
Goodwill	1,642,858	1,656,374
Due from affiliates	11,617	60,633
Real estate assets held for sale, net	26,282	18,771
Total assets	$16,843,612	$17,405,866

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$3,029,666	$3,111,985
Corporate bonds, net	2,537,699	2,536,333
Convertible debt, net	965,469	962,894
Credit facility, net	1,269,731	1,448,590
Below-market lease liabilities, net	245,093	251,692
Accounts payable and accrued expenses	118,970	151,877
Deferred rent, derivative and other liabilities	88,997	87,490
Distributions payable	143,973	140,816
Due to affiliates	—	230
Total liabilities	8,399,598	8,691,907
Commitments and contingencies (Note 14)
General partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of March 31, 2016 and December 31, 2015	907,632	925,569
General partner's common equity, 904,757,365 and 904,884,394 General Partner OP Units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	7,352,308	7,598,418
Limited partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of March 31, 2016 and December 31, 2015	3,279	3,315
Limited partner's common equity, 23,763,797 Limited Partner OP Units issued and outstanding as of each of March 31, 2016 and December 31, 2015	178,332	184,800
Total partners’ equity	8,441,551	8,712,102
Non-controlling interests	2,463	1,857
Total equity	8,444,014	8,713,959
Total liabilities and equity	$16,843,612	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$313,971	$342,759
Direct financing lease income	569	741
Operating expense reimbursements	23,247	22,974
Cole Capital revenue	31,233	27,494
Total revenues	369,020	393,968
Operating expenses:
Cole Capital reallowed fees and commissions	8,068	2,031
Acquisition related	242	2,182
Litigation and other non-routine costs, net of insurance recoveries	(5,175)	16,423
Property operating	34,813	30,999
General and administrative	29,400	33,106
Depreciation and amortization	204,308	219,141
Impairments	160,517	—
Total operating expenses	432,173	303,882
Operating (loss) income	(63,153)	90,086
Other (expense) income:
Interest expense	(80,426)	(95,699)
Gain on extinguishment and forgiveness of debt, net	—	5,302
Other income, net	1,062	4,060
Equity in income and gain on disposition of unconsolidated entities	10,404	28
Loss on derivative instruments, net	(1,086)	(1,028)
Total other expenses, net	(70,046)	(87,337)
Loss before taxes and real estate dispositions	(133,199)	2,749
Gain (loss) on disposition of real estate, net	17,175	(31,368)
Loss before taxes	(116,024)	(28,619)
Provision for income taxes	(56)	(2,074)
Net loss	(116,080)	(30,693)
Net loss (income) attributable to non-controlling interests (1)	39	(180)
Net loss attributable to the OP	$(116,041)	$(30,873)

Basic and diluted net loss per unit attributable to common unitholders	$(0.15)	$(0.05)
Distributions declared per common unit	$0.14	$—
_______________________________________________

(1)	Represents loss (income) attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(116,080)	$(30,693)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(9,702)	(10,396)
Amount of loss reclassified from accumulated other comprehensive loss into income as interest expense	2,099	2,736
Unrealized (loss) gain on investment securities, net	(1,961)	796
Total other comprehensive loss	(9,564)	(6,864)

Total comprehensive loss	(125,644)	(37,557)
Comprehensive (income) loss attributable to non-controlling interests (1)	39	(180)
Total comprehensive loss attributable to the OP	$(125,605)	$(37,737)
_______________________________________________

(1)	Represents loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2016	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(127,741)	(1,024)	—	—	(1,024)	—	(1,024)
Equity-based compensation	—	—	—	—	712	1,730	—	—	1,730	—	1,730
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(124,410)	—	(3,269)	(127,679)	(30)	(127,709)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(113,086)	—	(2,955)	(116,041)	(39)	(116,080)
Other comprehensive loss	—	—	—	—	—	(9,320)	—	(244)	(9,564)	—	(9,564)
March 31, 2016	42,834,138	$907,632	86,874	$3,279	904,757,365	$7,352,308	23,763,797	$178,332	$8,441,551	$2,463	$8,444,014

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2015	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of common OP units to settle tax obligation	—	—	—	—	(132,826)	(1,207)	—	—	(1,207)	—	(1,207)
Equity-based compensation, net forfeitures	—	—	—	—	(262,886)	818	—	—	818	—	818
Excess tax benefit	—	—	—	—	—	(510)	—	—	(510)	—	(510)
Distributions to Common OP Units and non-controlling interests	—	—	—	—	—	(5)	—	—	(5)	(464)	(469)
Distributions to Preferred OP Units	—	(17,973)	—	—	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(29,970)	—	(903)	(30,873)	180	(30,693)
Other comprehensive loss	—	—	—	—	—	(6,657)	—	(207)	(6,864)	—	(6,864)
March 31, 2015	42,834,138	$979,014	86,874	$3,375	905,134,719	$8,119,636	23,763,797	$199,992	$9,302,017	$23,415	$9,325,432

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(116,080)	$(30,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	208,362	224,111
(Gain) loss on real estate assets and joint venture, net	(27,373)	31,368
Impairments	160,517	—
Equity-based compensation	1,730	818
Equity in income of unconsolidated entities	(206)	(28)
Distributions from unconsolidated entities	1,491	2,866
Loss on derivative instruments	1,086	1,028
Gain on investment securities	—	(233)
Gain on extinguishment and forgiveness of debt, net	—	(5,307)
Changes in assets and liabilities:
Investment in direct financing leases	701	495
Rent and tenant receivables and other assets, net	(13,024)	(30,757)
Due from affiliates	(984)	27,665
Accounts payable and accrued expenses	(32,556)	2,013
Deferred rent, derivative and other liabilities	(4,822)	6,798
Due to affiliates	(230)	(12)
Net cash provided by operating activities	178,612	230,132
Cash flows from investing activities:
Investments in real estate assets	(19,952)	(7,627)
Capital expenditures and leasing costs	(5,388)	(3,649)
Real estate developments	(554)	(15,998)
Principal repayments received from borrowers	3,863	3,668
Proceeds from disposition of real estate and joint venture	176,137	245,548
Investment in leasehold improvements and other assets	(574)	—
Deposits for real estate assets	(3,818)	(3,509)
Uses and refunds of deposits for real estate assets	2,019	7,939
Line of credit advances to affiliates	—	(10,000)
Line of credit repayments from affiliates	50,000	10,000
Change in restricted cash	(365)	(6,315)
Net cash provided by investing activities	201,368	220,057
Cash flows from financing activities:
Proceeds from mortgage notes payable	206	1,158
Payments on mortgage notes payable and other debt	(21,948)	(59,308)
Proceeds from credit facilities	203,000	—
Payments on credit facilities	(383,000)	—
Payments of deferred financing costs	(240)	(326)
Repurchases of common units to settle tax obligations	(801)	(1,207)
Contributions from non-controlling interest holders	675	—
Distributions paid	(142,525)	(18,478)
Net cash used in financing activities	(344,633)	(78,161)
Net change in cash and cash equivalents	35,347	372,028
Cash and cash equivalents, beginning of period	69,103	416,711
Cash and cash equivalents, end of period	$104,450	$788,739

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited)

Note 1 – Organization
VEREIT, Inc. (the “General Partner” or “VEREIT”), is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. VEREIT Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), is a Delaware limited partnership of which the General Partner is the sole general partner. VEREIT’s common stock, par value $0.01 per share (“Common Stock”), and its 6.70% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”) trade on the New York Stock Exchange (“NYSE”) under the trading symbols, “VER” and “VER PRF,” respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with its consolidated subsidiaries, including the OP.
The Company is a full-service real estate operating company with investment management capabilities that operates through two reportable segments, its real estate investment (“REI”) segment and its investment management segment, Cole Capital (“Cole Capital”), as further discussed in Note 3 – Segment Reporting. Through the REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. The Company actively manages its portfolio considering a number of metrics including property type, concentration and key economic factors for appropriate balance and diversity. Through the Cole Capital segment, the Company is responsible for raising capital for and managing the affairs of the Cole REITs (as defined in Note 3 – Segment Reporting) on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. To support both reportable segments, the Company employs a shared services model pursuant to which its personnel are integral in providing, among other things, transactional and operational functions to the Company’s owned portfolio and the Cole REITs.
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.4% of the common equity interests in the OP as of March 31, 2016 with the remaining 2.6% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets. Substantially all of the Cole Capital segment’s operations are conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The actions of the OP and its relationship with the General Partner are governed by the LPA. The General Partner does not have any significant assets other than its investment in the OP. Therefore, the assets and liabilities of the General Partner and the OP are substantially the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation, continuity, existence and operation of the General Partner incurred by the General Partner on the OP’s behalf shall be treated as expenses of the OP. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s board of directors, the LPA requires the OP to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the OP has a proportionate economic interest in the OP reflecting its capital contributions thereto. OP Units issued to the General Partner are referred to as General Partner OP Units. OP Units issued to parties other than the General Partner are referred to as Limited Partner OP Units. The LPA also provides that the OP issue debt with terms and provisions consistent with debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s board of directors authorizes the issuance of any new class of equity securities.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 of the Company, which are included in the Company’s Annual Report on Form 10-K filed February 24, 2016. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2016. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both March 31, 2016 and December 31, 2015, there were approximately 23.8 million Limited Partner OP Units outstanding.

During the year ended December 31, 2015, the Company early adopted the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update, (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current U.S. GAAP, including certain consolidation criteria for a variable interest entity (“VIE”). For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity.
The Company then qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE, which is generally defined as the party who has a controlling financial interest in the VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate these VIEs based on standards set forth in U.S. GAAP as described above.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Reclassification
As described below, the following items previously reported have been reclassified to conform with the current period’s presentation.
The land and construction in progress line item from prior periods has been combined into the land caption in the consolidated balance sheets. The gain on forgiveness of debt previously included in other income, net has been combined into the caption gain on extinguishment and forgiveness of debt, net in the consolidated statements of operations. Additionally, equity in income of unconsolidated joint ventures previously included in other income net, in the consolidated statements of operations has been included in a separate caption entitled equity in income and gain on disposition of unconsolidated entities. Further, the previous gain on investment securities line item has been included in other income, net in the consolidated statements of operations.
Finally, the designated derivatives, fair value adjustments line item from the prior years has been disaggregated within the consolidated statements of other comprehensive loss into the captions unrealized loss on interest rate derivatives and amount of loss reclassified from accumulated other comprehensive loss into net loss as interest expense. These captions were previously included within the notes to consolidated financial statements.
Restricted Cash
The Company had $60.1 million and $59.8 million, respectively, in restricted cash as of March 31, 2016 and December 31, 2015. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. Included in restricted cash at March 31, 2016 was $48.8 million in lender reserves and $11.3 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2015 was $47.9 million in lender reserves and $11.9 million held in restricted lockbox accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company.
Revenue Recognition – REI
The Company’s revenues, which primarily consist of rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial non-cancelable term of the lease. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in rent and tenant receivables and other assets, net, in the consolidated balance sheets. See Note 8 – Rent and Tenant Receivables and Other Assets, Net. Cost recoveries from tenants are included in operating expense reimbursements in the consolidated statements of operations in the period the related costs are incurred. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of March 31, 2016 and December 31, 2015, the Company had $67.3 million and $67.2 million, respectively, of deferred rental income, which is included in deferred rent, derivative and other liabilities in the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets or record a direct write-off of the receivable in the consolidated statements of operations as a reduction to rental income. As of March 31, 2016 and December 31, 2015, the Company maintained an allowance for uncollectible accounts of $7.9 million and $6.6 million, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Revenue Recognition – Cole Capital
Revenue consists of securities sales commissions and dealer manager fees, real estate acquisition fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Cole REITs’ offerings and the investment and management of their respective assets, in accordance with the respective dealer manager and advisory agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and advisory, asset and property management fees as services are performed. The Company also earns property management, asset management and disposition fees from certain joint ventures and other real estate programs. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commissions and dealer manager reimbursements are recorded as revenue as the expenses are incurred, as long as reimbursement is reasonably assured. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. Refer to Note 17 – Related Party Transactions and Arrangements for further discussion.
Acquisition Related Expenses and Litigation and Other Non-routine Costs
All costs incurred as a result of a business combination are classified as acquisition related expenses or merger and other non-routine transaction related expenses and expensed as incurred. Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions, including purchases of portfolios. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicates that the activities driving the cost directly relate to activities necessary to complete, or effect, self-originating purchases are classified as acquisition related expenses.
Similar costs incurred in relation to mergers, which are not considered self-originating purchases, and other non-routine transaction related expenses are included in litigation and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. The Company has also incurred legal fees and other costs associated with the Audit Committee Investigation (defined below) and the litigations and investigations resulting therefrom, which are considered non-routine. The Company has directors’ and officers’ insurance and has recovered certain amounts related to such policies.
Litigation and other non-routine transaction related expenses include the following costs (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Other non-routine transaction related expenses:
Audit Committee Investigation and related matters (1)	$4,742	$15,316
Legal fees and expenses (2)	83	475
Other fees and expenses	—	632
Total costs incurred	4,825	16,423
Insurance recoveries	(10,000)	—
Total	$(5,175)	$16,423
___________________________________

(1)
Includes all fees and costs associated with the previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”) and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s indemnification obligations.

(2)	Includes legal fees and expenses associated with litigation resulting from prior mergers.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Income Taxes
The General Partner currently qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income.
The OP is classified as a partnership for U.S. federal income tax purposes. As a partnership, the OP is not a taxable entity for U.S. federal income tax purposes. Instead, each partner in the OP is required to take into account its allocable share of the OP’s income, gains, losses, deductions and credits for each taxable year. However, the OP may be subject to certain state and local taxes on its income and property.
As of March 31, 2016, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2011 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital segment business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an amendment to ASU 2014-09, ASU 2015-14, was issued to defer the effective date for all entities by one year. For public business entities, certain not-for-profit entities and certain employee benefit plans, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard on its financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. ASU 2016-02 retains a distinction between finance leases (i.e. capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In March of 2016, the FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (Topic 815). The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, which affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company has elected to early adopt this guidance during the first quarter of 2016, which does not have a material effect on the Company’s consolidated financial statements. In connection with the adoption, the Company has modified the consolidated statement of changes in equity to include the line item cumulative-effect adjustment for equity-based compensation forfeitures, which represents application of the accounting change on a modified retrospective basis.
Note 3 – Segment Reporting
The Company has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of March 31, 2016, the Company owned 4,378 properties comprising 99.0 million square feet of retail and commercial space located in 49 states, the District of Columbia, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.6% leased with a weighted-average remaining lease term of 10.4 years. In addition, as of March 31, 2016, the Company owned nine CMBS and nine mortgage notes receivable.
Cole Capital – Through its Cole Capital segment, the Company is responsible for managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); Cole Credit Property Trust V, Inc. (“CCPT V”); and other real estate offerings in registration (collectively with CCPT IV, INAV and CCIT II, the “Cole REITs”), raising capital for those Cole REITs still in offering, identifying and making acquisitions and investments on the Cole REITs’ behalf and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Cole REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings. See Note 17 – Related Party Transactions and Arrangements for further discussion on the Cole REITs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Three Months Ended March 31,
	2016	2015
REI segment:
Revenues:
Rental income	$313,971	$342,759
Direct financing lease income	569	741
Operating expense reimbursements	23,247	22,974
Total real estate investment revenues	337,787	366,474
Operating expenses:
Acquisition related	217	1,723
Litigation and other non-routine costs, net of insurance recoveries	(5,175)	16,423
Property operating	34,813	30,999
General and administrative	12,228	15,370
Depreciation and amortization	195,991	210,788
Impairment of real estate	160,517	—
Total operating expenses	398,591	275,303
Operating (loss) income	$(60,804)	$91,171
Other (expense) income:
Interest expense	$(80,426)	$(95,699)
Gain on extinguishment and forgiveness of debt, net	—	5,302
Other income, net	568	2,841
Equity in income and gain on disposition of unconsolidated entities	10,404	28
Loss on derivative instruments, net	(1,086)	(1,028)
Total other expenses, net	(70,540)	(88,556)
(Loss) income before taxes and real estate dispositions	(131,344)	2,615
Gain (loss) on disposition of real estate, net	17,175	(31,368)
Loss before taxes	(114,169)	(28,753)
Provision for income taxes	(1,365)	(1,854)
Net loss	$(115,534)	$(30,607)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

	Three Months Ended March 31,
	2016	2015

Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$12,391	$3,117
Transaction service fees and reimbursements	2,384	10,260
Management fees and reimbursements	16,458	14,117
Total Cole Capital revenues	31,233	27,494
Operating expenses:
Cole Capital reallowed fees and commissions	8,068	2,031
Acquisition related	25	459
General and administrative	17,172	17,736
Depreciation and amortization	8,317	8,353
Total operating expenses	33,582	28,579
Operating loss	(2,349)	(1,085)
Total other income, net	494	1,219
(Loss) income before taxes	(1,855)	134
Benefit from (provision for) income taxes	1,309	(220)
Net loss	$(546)	$(86)

Total Company:
Total revenues	$369,020	$393,968
Total operating expenses	$432,173	$303,882
Total other expense, net	$(70,046)	$(87,337)
Net loss	$(116,080)	$(30,693)

	Total Assets
	March 31, 2016	December 31, 2015
REI segment	$16,465,057	$16,966,729
Cole Capital segment	378,555	439,137
Total Company	$16,843,612	$17,405,866
Note 4 – Goodwill and Other Intangibles
Goodwill
In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. The goodwill recorded as a result of the merger of Cole with and into a wholly owned subsidiary of the Company (the “Cole Merger”) was allocated between the Company’s two segments, the REI segment and the Cole Capital segment. The REI segment and the Cole Capital segment each comprise one reporting unit.
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
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The analysis for the annual goodwill test is performed during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results.
The fair values of the Cole Capital segment goodwill is dependent upon actual results, including, but not limited to, the timing and amount of aggregate capital raised and deployed on behalf of the Cole REITs, which is influenced by the Company’s ability to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements. If the Company is unable to reinstate selling agreements or raise and deploy capital as estimated, the fair values of the Cole Capital segment goodwill and intangible assets may be less than the respective carrying value, resulting in an impairment that could have a material effect on a Company’s financial results. In addition, the actual timing of closing an offering or executing a liquidity event on behalf of a Cole REIT or the commencement of operations of newly formed REITs, which are not yet effective, may differ from the Company’s assumptions used.
During the three months ended March 31, 2016 and 2015, management monitored the actual performance of the business segments relative to the fair value assumptions used during the annual goodwill impairment test. For the periods presented, no events or changes in circumstances were identified where management determined it is more likely than not that the fair value of a reporting unit is less than its carrying value.
The following table summarizes the Company’s goodwill activity by segment during the three months ended March 31, 2016 and 2015 (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance as of December 31, 2015	$1,410,631	$245,743	$1,656,374
Goodwill allocated to dispositions and held for sale assets (1)	(13,516)	—	$(13,516)
Balance as of March 31, 2016	$1,397,115	$245,743	$1,642,858

	REI Segment	Cole Capital Segment	Consolidated
Balance as of December 31, 2014	1,509,396	385,398	1,894,794
Goodwill allocated to dispositions and held for sale assets (1)	(23,680)	—	(23,680)
Balance as of March 31, 2015	$1,485,716	$385,398	$1,871,114
_______________________________________________

(1)	Included in gain (loss) on disposition of real estate, net, in the consolidated statement of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Intangible Assets
The intangible assets primarily consisted of management and advisory contracts that the Company has with certain Cole REITs, which are subject to an estimated useful life of approximately four years.
The Company evaluates intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company tests intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the intangible assets to their respective fair values and recognize an impairment loss.
The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Cole REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. There were no events or changes in circumstances that indicated that intangible assets were impaired during the three months ended March 31, 2016 or 2015.
The Company recorded $7.5 million of amortization expenses related to the intangible assets for each of the three months ended March 31, 2016 and 2015. The estimated amortization expense is expected to be $18.7 million for the remainder of the year ending December 31, 2016, $16.6 million and $4.0 million for the years ending December 31, 2017 and 2018, respectively, and $3.8 million for the nine months ended September 30, 2019. The intangible assets were $43.3 million and $50.8 million, net of accumulated amortization of $10.9 million and $3.4 million, respectively, as of March 31, 2016 and December 31, 2015.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of March 31, 2016 and December 31, 2015(amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	March 31, 2016	December 31, 2015
Intangible lease assets:
In-place leases, net of accumulated amortization of $405,753 and $398,770, respectively	13.5	$1,381,547	$1,458,354
Leasing commissions, net of accumulated amortization of $1,137 and $1,035, respectively	9.2	6,060	4,872
Above-market leases, net of accumulated amortization of $51,944 and $47,041, respectively	16.1	299,293	308,306
Total intangible lease assets, net		$1,686,900	$1,771,532

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $42,629 and $38,340, respectively	17.4	$245,093	$251,692
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of March 31, 2016 (amounts in thousands):

	April 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases:
Total to be included in amortization expense	$168,216	$154,275	$141,317	$129,711	$120,676
Leasing Commissions
Total to be included in amortization expense	$1,341	$682	$496	$425	$407
Above-market lease assets:
Total to be deducted from rental income	$25,672	$25,309	$24,756	$22,801	$22,334
Below-market lease liabilities:
Total to be included in rental income	$23,115	$20,453	$20,126	$19,388	$18,196

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
The Company acquired controlling financial interests in one commercial property for a purchase price of $20.0 million during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company acquired controlling interests in 10 commercial properties, including six land parcels, for an aggregate purchase price of $7.6 million.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Real estate investments, at cost:
Land	$4,215	$1,594
Buildings, fixtures and improvements	14,555	5,617
Total tangible assets	18,770	7,211
Acquired intangible assets:
In-place leases	1,182	416
Total purchase price of assets acquired	$19,952	$7,627
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2016 - December 31, 2016	$882,655	$3,338
2017	1,162,408	4,036
2018	1,131,580	3,016
2019	1,090,919	2,397
2020	1,050,467	2,023
Thereafter	7,870,665	5,893
Total	$13,188,694	$20,703
____________________________________

(1)
36 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Future minimum lease payments receivable	$20,703	$21,993
Unguaranteed residual value of property	31,562	31,562
Unearned income	(6,654)	(7,243)
Net investment in direct financing leases	$45,611	$46,312

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Development Activities
As of March 31, 2016 and December 31, 2015, the Company had $15.9 million and $20.0 million, respectively, of land and construction in progress. The Company has contracted with a developer to complete a portfolio of build-to-suit development projects, of which 35 have been completed as of March 31, 2016, for an aggregate cost of $50.6 million to date and the remaining two projects are expected to be completed within the next three months. Pursuant to the agreement between the Company and the developer, the Company will acquire the respective land parcel for each development and subsequently pay a fixed construction draw until the project is complete. In addition, during the three months ended March 31, 2016, one build-to-suit project was completed and placed into service for an aggregate cost of $1.4 million. During the three months ended March 31, 2016 and 2015, the Company capitalized $0.1 million and $0.3 million, respectively, of interest expense associated with development projects.The Company is also in the process of completing four other expansion projects, which are expected to increase its revenue as a result of the additional square footage and improvement of the quality of the properties. Below is a summary of the construction commitments as of March 31, 2016 (dollar amounts in thousands):

Development projects in progress	6

Investment to date	$12,729
Estimated cost to complete (1)	4,563
Total Investment (2)	$17,292
_______________________________________________

(1)	The Company is contractually committed to fund a developer $1.4 million to complete the remaining two build-to-suit developments.

(2)
Excludes tenant improvement costs incurred in accordance with existing leases. As of March 31, 2016, $3.2 million of tenant improvement costs were included in buildings, fixtures and improvements in the consolidated financial statements.

Property Dispositions and Held for Sale Assets
During the three months ended March 31, 2016, the Company disposed of 58 properties for an aggregate gross sales price of $193.7 million, of which our share was $193.1 million after the profit participation payment related to the disposition of one Red Lobster. The dispositions resulted in proceeds of $133.8 million after a debt assumption of $55.0 million and closing costs. The Company recorded a gain of $18.8 million related to the sales, which included $11.3 million of goodwill allocated in the cost basis of such properties, which is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations. During the three months ended March 31, 2015, the Company disposed of 11 properties for an aggregate gross sales price of $271.8 million, resulting in proceeds of $245.5 million after debt assumptions and closing costs. The Company recorded a loss of $31.4 million, including $23.7 million of goodwill allocation related to the sales. During the three months ended March 31, 2015, the Company also had one property that was foreclosed upon with a prior net book value of $38.2 million. The Company has no continuing involvement with these properties. The dispositions were not classified as discontinued operations for any period presented.
During the three months ended March 31, 2016, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $113.5 million, of which our share was $102.1 million based on our ownership interest in the joint venture, resulting in proceeds of $42.3 million after debt repayments of $57.0 million and closing costs. The Company recorded a gain of $10.2 million related to the sale, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
As of March 31, 2016, there were 19 properties classified as held for sale, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. To reflect the properties’ fair values less cost to sell, the Company recorded a loss of $1.7 million, which included $2.2 million of goodwill allocated in the cost basis of such properties, for the three months ended March 31, 2016. The loss on properties held for sale is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations. As of December 31, 2015, there were 17 properties classified as held for sale, all of which were sold during the three months ended March 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates.
When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.
During the three months ended March 31, 2016, management identified certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurants filed for bankruptcy during the three months ended March 31, 2016. As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets with carrying values totaling $623.0 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $462.5 million resulting in impairment charges of $160.5 million during the three months ended March 31, 2016. The Company identified certain properties during the three months ended March 31, 2015 with impairment indicators, however, the undiscounted future cash flows expected as a result of the use and eventual disposition of the real estate and related assets was in excess of the carrying amounts and, as such, no impairment charges were recorded.
Consolidated Joint Ventures
The Company had interests in two joint ventures that owned two properties as of each of March 31, 2016 and December 31, 2015 (the “Consolidated Joint Ventures”). As of March 31, 2016 and December 31, 2015, the Consolidated Joint Ventures had total assets of $58.0 million and $58.5 million, of which $54.9 million and $55.2 million, respectively, were real estate investments, net of accumulated depreciation and amortization. One property secured a mortgage note payable of $8.4 million, which is non-recourse to the Company. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the respective partner's (“the Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Partners’ share of the Consolidated Joint Ventures’ loss of $39,000 and income of $0.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively, is included in net loss attributable to non-controlling interests in the consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Unconsolidated Joint Ventures
Investment in unconsolidated joint ventures consisted of the Company’s interest in two joint ventures that owned two properties and the Company’s interest in three joint ventures that owned three properties as of March 31, 2016 and December 31, 2015, respectively, which were comprised of 0.5 million square feet of retail space and 0.9 million square feet of retail and office space, respectively, (the “Unconsolidated Joint Ventures”). As of March 31, 2016 and December 31, 2015, the Company owned aggregate equity investments of $19.6 million and $52.8 million, respectively, in the Unconsolidated Joint Ventures. The Company accounts for the Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. As of March 31, 2016, the Company’s maximum exposure to risk is $19.6 million, the carrying value of our investment, which is presented in the investment in unconsolidated entities line item in the consolidated balance sheets. The Unconsolidated Joint Ventures had total debt outstanding of $46.3 million as of March 31, 2016, none of which is recourse to the Company, as discussed in Note 10 – Debt. The Company and the respective Unconsolidated Joint Venture partner are subject to the provisions of the joint venture agreement which include provisions for when additional contributions may be required to fund certain cash shortfalls.
The Company records its proportionate share of net income from the Unconsolidated Joint Ventures in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three months ended March 31, 2016 and 2015, the Company recognized $0.3 million and $0.1 million, respectively, of net income from the Unconsolidated Joint Ventures.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of March 31, 2016 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership % (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$6,452
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	13,185
			$19,637
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

(2)
The total carrying amount of the investments is greater than the underlying equity in net assets by $6.7 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

Tenant Concentration
As of March 31, 2016, there were no tenants exceeding 10% of the Company’s consolidated annualized rental income. Annualized rental income is rental revenue under the Company’s leases on operating properties reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by U.S. GAAP, which includes the effect of any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent.
Geographic Concentration
As of March 31, 2016, properties located in Texas represented 13.2% of the Company’s consolidated annualized rental income. There were no other geographic concentrations exceeding 10% of the Company’s consolidated annualized rental income as of March 31, 2016.
Industry Concentration
As of March 31, 2016, tenants in the restaurant - casual dining and manufacturing industries accounted for 16.6% and 10.1% of the Company’s consolidated annualized rental income, respectively. There were no other industry concentrations exceeding 10% of the Company’s consolidated annualized rental income as of March 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

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
The following tables detail the unrealized gains and losses on investment securities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,934	$1,146	$(1,918)	$48,162

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$52,115	$2,169	$(980)	$53,304
As of March 31, 2016 and December 31, 2015, the Company owned nine and ten CMBS, respectively, with an estimated aggregate fair value of $48.2 million and $53.3 million, respectively. During the three months ended March 31, 2016, one CMBS with a carrying value of less than $0.1 million at December 31, 2015, was paid in full prior to its maturity. The Company generally receives monthly payments of principal and interest on the CMBS. As of March 31, 2016, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of March 31, 2016, the fair value of five CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the impaired security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2016, the Company had no other-than-temporary impairment losses.
The scheduled maturity of the Company’s CMBS as of March 31, 2016 is as follows (in thousands):

	March 31, 2016
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	21,656	22,316
Due after five years through 10 years	12,508	10,664
Due after 10 years	14,770	15,182
Total	$48,934	$48,162
Note 7 – Mortgage Notes Receivable
As of March 31, 2016, the Company owned nine mortgage notes receivable with a weighted-average interest rate of 6.3% and weighted-average years to maturity of 13.7 years. During the three months ended March 31, 2016, one note with a carrying value of $0.4 million at December 31, 2015, reached maturity and was paid in full. The following table details the mortgage notes receivable as of March 31, 2016 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$25,470	$23,559	5.9%	–	7.2%	May 2020	–	January 2033

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

The Company’s mortgage notes receivable are comprised primarily of fully-amortizing or nearly fully-amortizing first mortgage loans. The Company has one mortgage note receivable where the Company does not receive monthly payments of principal and interest but rather the interest is capitalized into the outstanding balance that is due at maturity. The mortgage notes receivable are primarily on commercial real estate, each leased to a single tenant. Therefore, the Company’s monitoring of the credit quality of its mortgage notes receivable is focused primarily on an analysis of the tenant, including review of tenant quality and ratings, trends in the tenant’s industry and general economic conditions and an analysis of measures of collateral coverage, such as an estimate of the loan-to-value ratio (principal amount outstanding divided by the estimated value of the property) and its remaining term until maturity.
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to March 31, 2016 (in thousands):

Outstanding Balance
Due within one year	$1,024
Due after one year through five years	5,344
Due after five years through 10 years	6,725
Due after 10 years(1)	16,298
Total	$29,391
____________________________________
(1) Includes additional $3.9 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to March 31, 2016.
Note 8 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable, net (1)	$42,574	$44,798
Straight-line rent receivable	175,686	161,079
Deferred costs relating to revolving credit facility, net (2)	23,499	26,110
Prepaid expenses	13,852	9,773
Leasehold improvements, property and equipment, net (3)	17,889	18,180
Restricted escrow deposits	2,989	1,190
Deferred tax asset and tax receivable	21,335	25,287
Program development costs, net (4)	13,578	12,855
Interest rate swap assets, at fair value	—	1,892
Other assets	2,501	2,473
Total	$313,903	$303,637
___________________________________

(1)	Allowance for doubtful accounts was $7.9 million and $6.6 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
Amortization expense for deferred costs related to the revolving credit facility totaled $2.6 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. Accumulated amortization for deferred costs related to the revolving credit facility were $22.0 million and $19.4 million as of March 31, 2016 and December 31, 2015, respectively.

(3)
Amortization expense for leasehold improvements totaled $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. Accumulated amortization was $2.9 million and $2.6 million as of March 31, 2016 and December 31, 2015, respectively. Depreciation expense for property and equipment totaled $0.5 million for each of the three months ended March 31, 2016 and 2015, respectively. Accumulated depreciation was $4.2 million and $3.7 million as of March 31, 2016 and December 31, 2015, respectively.

(4)	As of March 31, 2016 and December 31, 2015, the Company had reserves of $37.8 million and $34.8 million, respectively, relating to the program development costs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2016. The Company expects that changes in classifications between levels will be infrequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 6 – Investment Securities, at Fair Value and Note 11 – Derivatives and Hedging Activities, as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2016
Assets:
CMBS	$—	$—	$48,162	$48,162
Liabilities:
Derivative liabilities	$—	$(13,800)	$—	$(13,800)

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets:
CMBS	$—	$—	$53,304	$53,304
Derivative assets	—	1,892	—	1,892
Total assets	$—	$1,892	$53,304	$55,196
Liabilities:
Derivative liabilities	$—	$(6,922)	$—	$(6,922)
CMBS – The Company’s CMBS are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management determines that the prices are representative of fair value through its knowledge of and experience in the market. The significant unobservable input used in valuing the CMBS is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. The following risks are included in the consideration and selection of discount rates or market yields: risk of default, rating of the investment and comparable company investments.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Derivative Assets and Liabilities – The Company’s derivative financial instruments relate to interest rate swaps, discussed in Note 11 – Derivatives and Hedging Activities. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2016 and 2015 (in thousands):

CMBS
Beginning balance, December 31, 2015	$53,304
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(1,961)
Purchases, issuances, settlements and amortization:
Principal payments received	(3,217)
Amortization included in net income	36
Ending Balance, March 31, 2016	$48,162

CMBS
Beginning balance, December 31, 2014	$58,646
Total gains and losses:
Unrealized gain included in other comprehensive income, net	796
Purchases, issuances, settlements and amortization:
Principal payments received	(2,949)
Ending Balance, March 31, 2015	$56,493

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at March 31, 2016	Fair Value at March 31, 2016	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Assets:
Mortgage notes receivable	3	$23,559	$32,008	$24,238	$31,842

Liabilities (1):
Mortgage notes payable and other debt, net	2	$3,049,340	$3,131,489	$3,133,005	$3,240,153
Corporate bonds, net	2	2,547,452	2,578,973	2,547,255	2,580,786
Convertible debt, net	2	983,422	1,014,744	982,217	1,007,042
Credit facilities	2	1,280,000	1,282,200	1,460,000	1,536,264
Total liabilities		$7,860,214	$8,007,406	$8,122,477	$8,364,245
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Mortgage notes receivable – The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate market interest rates.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of observable market interest rates.
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Assets
As discussed in Note 5 – Real Estate Investments, during the three months ended March 31, 2016, real estate assets related to 125 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $462.5 million, resulting in impairment charges of $160.5 million. During the three months ended March 31, 2015, no impairment charges were recorded. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For our impairment tests for the real estate assets during the three months ended March 31, 2016, we used a range of discount rates from of 7.5% to 9.0% with a weighted-average rate of 8.1% and capitalization rates from 7.0% to 12.5% with a weighted-average rate of 7.8%.
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2016 (dollar amounts in thousands):

Three Months Ended March 31,
2016
Properties impaired	125

Asset classes impaired:
Investment in real estate assets, net	$160,721
Below-market lease liabilities, net	(204)
Total impairment loss	$160,517
Goodwill and Intangible Assets

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

During the three months ended March 31, 2016 or 2015, no events or changes in circumstances were identified where management determined it is more likely than not that the fair value of a reporting unit is less than its carrying value. As such, we did not have any non-recurring fair value measurements related to goodwill and intangible assets during these periods.
Note 10 – Debt
As of March 31, 2016, the Company had $7.8 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 3.6 years and a weighted-average interest rate of 3.79%. The following table summarizes the carrying value of debt as of March 31, 2016 and December 31, 2015, and the debt activity for the three months ended March 31, 2016 (in thousands):

		Three Months Ended March 31, 2016
	Balance as of December 31, 2015	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and (Amortization)	Balance as of March 31, 2016
Mortgage notes payable:
Outstanding balance	$3,039,882	$206	$(72,785)	$—	$2,967,303
Net premiums (1)	59,402	—	(1,096)	(5,777)	52,529
Deferred costs	(21,020)	—	329	1,017	(19,674)
Other debt:
Outstanding balance	33,463	—	(4,163)	—	29,300
Premium (1)	258	—	—	(50)	208
Mortgages and other debt, net	3,111,985	206	(77,715)	(4,810)	3,029,666
Corporate bonds:
Outstanding balance	2,550,000	—	—	—	2,550,000
Discount (2)	(2,745)	—	—	197	(2,548)
Deferred costs	(10,922)	—	—	1,169	(9,753)
Corporate bonds, net	2,536,333	—	—	1,366	2,537,699
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (2)	(17,779)	—	—	1,201	(16,578)
Deferred costs	(19,327)	—	—	1,374	(17,953)
Convertible debt, net	962,894	—	—	2,575	965,469
Credit facility:
Outstanding balance	1,460,000	203,000	(383,000)	—	1,280,000
Deferred costs (3)	(11,410)	—	—	1,141	(10,269)
Credit facility, net	1,448,590	203,000	(383,000)	1,141	1,269,731

Total debt	$8,059,802	$203,206	$(460,715)	$272	$7,802,565
____________________________________

(1)
Net premiums on mortgage notes payable and other debt were recorded upon the assumption of the respective debt instruments in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(2)
Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to the term portion of the credit facility.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of March 31, 2016 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	651	$5,533,845	$2,958,859	5.10%	4.9
Variable-rate debt	1	24,797	8,444	3.39%	0.4
Total (4)	652	$5,558,642	$2,967,303	5.09%	4.9
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of March 31, 2016.

(3)	Includes $247.9 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include loan amounts associated with the Unconsolidated Joint Ventures of $46.3 million, none of which is recourse to the Company. These loans represent secured fixed and variable rates ranging from 2.84% to 5.20% and maturities ranging from October 2016 to July 2021, with a weighted-average interest rate of 3.88% and a weighted-average years to maturity of 2.6 years as of March 31, 2016.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2016, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default that is described below, and had no restrictions on the payment of dividends. The default on the loan did not result in a cross default on our other indebtedness.
During the three months ended March 31, 2016 and 2015, an aggregate of $55.0 million and $72.3 million, respectively, of mortgage notes payable were repaid prior to maturity or assumed by the buyer in a property disposition. During the three months ended March 31, 2015, $0.4 million was recorded in relation to the write-off of deferred financing costs and net premiums related to mortgage notes payable. During the three months ended March 31, 2016, no such write-off was recorded relating to the early repayment of debt. These costs are included in gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. The mortgage notes payable repaid during the three months ended March 31, 2016 had a weighted-average interest rate of 4.41% and a weighted-average remaining term of 2.9 years at the time of prepayment.
On January 13, 2015, a substantially vacant office building in Bethesda, Maryland was foreclosed upon after the Company elected to stop making debt service payments on the related non-recourse loan with an outstanding balance of $53.8 million as of December 31, 2014. As a result of the foreclosure, the Company forfeited its right to the property and was relieved of all obligations on the non-recourse loan. During the three months ended March 31, 2015, the Company recorded a gain on the forgiveness of debt of $4.9 million, which is included in gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, which had an outstanding balance of $38.1 million as of March 31, 2016, due to the Company’s election not to make a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is engaged with the servicer to complete foreclosure proceedings.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to March 31, 2016 (in thousands):

Total
April 1, 2016 - December 31, 2016 (1)	$198,991
2017	412,546
2018	211,026
2019	231,461
2020	284,197
Thereafter	1,629,082
Total	$2,967,303
____________________________________

(1)	Includes $38.1 million of mortgage notes in connection with the default of a non-recourse loan discussed above.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Other Debt
As of March 31, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $29.3 million and remaining unamortized premium of $0.2 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to March 31, 2016 are $8.3 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of March 31, 2016 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Mortgage notes receivable	$8,095	$19,950
Intercompany mortgage loans	2,264	5,462
CMBS	18,941	35,921
	$29,300	$61,333
Corporate Bonds
As of March 31, 2016, the OP had $2.55 billion aggregate principal amount of senior unsecured notes outstanding comprised of 2.00% senior notes due 2017 (the “2017 Senior Notes”), 3.00% senior notes due 2019 (the “2019 Senior Notes”) and 4.60% senior notes due 2024 (the “2024 Senior Notes” and, together with the 2017 Senior Notes and the 2019 Senior Notes, (the “Senior Notes”). The following table presents the three senior notes with their respective terms (dollar amounts in thousands):

	Outstanding Balance	Interest Rate	Maturity Date
2017 Senior Notes	$1,300,000	2.0%	February 6, 2017
2019 Senior Notes	750,000	3.0%	February 6, 2019
2024 Senior Notes	500,000	4.6%	February 6, 2024
Total balance and weighted-average interest rate	$2,550,000	2.8%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, and are freely transferable. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Senior Notes as of March 31, 2016.
Convertible Debt
As of March 31, 2016, the OP had two tranches of Convertible Notes with an outstanding aggregate balance of $1.0 billion, comprised of the 2018 Convertible Notes and 2020 Convertible Notes. The Convertible Notes are identical to the General Partner’s registered issuance of the same amount of notes to various purchasers in a public offering. The following table presents each of the 2018 Convertible Notes and the 2020 Convertible Notes listed below with their respective terms (dollar amounts in thousands):

	Outstanding Balance (1)	Interest Rate	Conversion Rate (2)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $16.6 million as of March 31, 2016. The discount will be amortized over the remaining term of 3.3 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of March 31, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

In connection with any permissible conversion election made by the holders of the identical convertible notes issued by the General Partner, the General Partner may elect to convert the 2018 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Convertible Notes at any time into such consideration on or after February 1, 2018. Additionally, the General Partner may elect to convert the 2020 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to June 15, 2020, and may convert the 2020 Convertible Notes at any time into such consideration on or after June 15, 2020. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Convertible Notes as of March 31, 2016.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
On July 31, 2015, the General Partner and the OP entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) with Wells Fargo and other lenders party to the Credit Agreement. Pursuant to the Second Amendment, the maximum capacity under the Credit Facility was reduced from $3.6 billion to $3.3 billion, which included a reduction in the size of the $2.45 billion revolving credit facility to $2.3 billion and the elimination of the $150.0 million multicurrency revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility was reduced from $50.0 million to $25.0 million.
In respect of financial covenants, the Second Amendment reduced the Company’s minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion. For the purposes of determining Unencumbered Asset Value, the Company is permitted to include restaurant properties representing more than 30% of its Unencumbered Asset Value in such calculation such that: (i) from July 1, 2015 to June 29, 2016, up to 40% of the Unencumbered Asset Value may be comprised of restaurant properties; and (ii) from June 30, 2016 to December 30, 2016, up to 35% of the Unencumbered Asset Value may be comprised of restaurant properties. From December 31, 2016, the maximum percentage of Unencumbered Asset Value attributable to restaurant properties will be reduced back down to 30%. In connection with the Second Amendment, the Company agreed to pay certain customary fees to the consenting lenders and agreed to reimburse customary expenses of the arrangers, which are recorded as deferred financing costs and included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets.
As of March 31, 2016, the Credit Facility allowed for maximum borrowings of $3.3 billion, consisting of a $1.0 billion term loan facility and a $2.3 billion revolving credit facility. The outstanding balance on the Credit Facility was $1.3 billion, of which $0.3 billion bore a floating interest rate of 2.24%, at March 31, 2016. The remaining outstanding balance on the Credit Facility of $1.0 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.29% at March 31, 2016. As of March 31, 2016, a maximum of $2.0 billion was available to the OP for future borrowings, subject to borrowing availability.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion. The Company believes it was in compliance with the Credit Agreement and is not restricted from accessing any borrowings under the Credit Facility as of March 31, 2016.
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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $6.0 million will be reclassified from other comprehensive income to interest expense.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

As of March 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	March 31, 2016
Number of Instruments	16
Notional Amount	$1,211,457
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$1,794
Interest rate swaps	Deferred rent, derivative and other liabilities	$(12,989)	$(6,922)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company’s offering of Senior Notes in February 2014, the Company settled the Treasury Lock Agreement for $3.9 million, which was accounted for as a cash flow hedge, recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.1 million of interest expense for the three months ended March 31, 2016 related to the Treasury Lock Agreement.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A loss of $1.1 million related to the change in the fair value of derivatives not designated as hedging instruments and other ineffectiveness was recorded directly in earnings for the three months ended March 31, 2016. The Company recorded a loss of $1.0 million for the three months ended March 31, 2015.
As of March 31, 2016, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Swap	March 31, 2016
Number of Instruments	1
Notional Amount	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$98
Interest rate swaps	Deferred rent, derivative and other liabilities	$(811)	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2016 and December 31, 2015 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented in the accompanying consolidated balance sheets.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016	$—	$(13,800)	$—	$—	$(13,800)	$—	$—	$(13,800)
December 31, 2015	$1,892	$(6,922)	$—	$1,892	$(6,922)	$—	$—	$(5,030)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of March 31, 2016, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $15.2 million. As of March 31, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $15.2 million at March 31, 2016.
Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures:
Cash paid for interest	$93,713	$109,025
Cash paid for income taxes	$10,848	$51
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$1,327	$4,126
Accrued repurchases of common stock to settle tax obligation	$223	$—
Accrued distributions	$3,157	$—
Mortgage note payable relieved by foreclosure	$—	$53,798
Mortgage notes payable assumed in real estate disposition	$55,000	$24,000
Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accrued interest	$40,215	$56,273
Accrued real estate taxes	35,134	47,319
Accrued legal fees	13,922	9,212
Accounts payable	2,547	2,868
Accrued other	27,152	36,205
Total	$118,970	$151,877

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Note 14 – Commitments and Contingencies
Litigation
The Company is involved in various routine legal proceedings and claims incidental to the ordinary course of its business. There are no material legal proceedings pending against the Company, except as follows:
Government Investigations and Litigation Relating to the Audit Committee Investigation
On October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. Prior to that filing, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company are cooperating with these regulators in their investigations.
As discussed below, the Company and certain of its former officers and current and former directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, derivative actions, and individual actions under the federal securities laws and state common and corporate laws in both federal and state courts in New York, Maryland and Arizona.
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors, among other individuals and entities, were named as defendants in ten putative securities class action complaints filed in the United States District Court for the Southern District of New York (the “SDNY Actions”). The Court subsequently consolidated the SDNY Actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). Following motions to dismiss filed by the defendants, which were granted in part and denied in part, the lead plaintiff filed an amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company filed motions to dismiss the second amended class action complaint (or portions thereof) on February 12, 2016. The motions to dismiss are fully briefed and the Court has scheduled oral argument on May 12, 2016.
In addition, on November 25, 2014, the Company and certain of its former officers and current and former directors were named as defendants in a putative securities class action complaint filed in the Circuit Court for Baltimore County, Maryland, captioned Wunsch v. American Realty Capital Properties, Inc., et al., No. 03-C-14-012816 (the “Wunsch Action”). On December 23, 2014, the Company removed the action to the United States District Court for the District of Maryland and on April 15, 2015, the Maryland court transferred the Wunsch Action to the United States District Court for the Southern District of New York. On December 15, 2015, the Wunsch Action was consolidated with the SDNY Consolidated Securities Class Action.
In January 2015, the Company and certain of its former directors and officers were named as defendants in an individual securities fraud action filed in the United States District Court for the Southern District of New York, captioned Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (AKH) (the “Jet Capital Action”). The Jet Capital Action seeks money damages and asserts claims for alleged violations of Sections 10(b), 18 and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as common law fraud under New York law in connection with the purchase of the Company’s securities. On April 17, 2015, the plaintiff filed an amended complaint. On October 27, 2015, the court denied defendants’ motions to dismiss the complaint and all defendants filed answers to the complaint by December 18, 2015.
The Company, certain of its former officers and current and former directors, and the OP (in addition to several other individuals and entities) have also been named as defendants in two additional individual securities fraud actions filed in the United States District Court for the Southern District of New York, captioned Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291 (the “Twin Securities Action”) and HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107 (the “HG Vora Action”). The Twin Securities Action and the HG Vora Action seek money damages and assert claims for alleged violations of Sections 10(b), 14(a), 18, and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as well as

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

common law fraud under New York law in connection with the purchase of the Company’s securities. The Company and defendants are not yet required to respond to the complaints in either of these actions.
On October 27, 2015, the Company and certain of its former officers, the OP, and other entities were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (ESW) (the “Vanguard Action”). The Vanguard Action seeks money damages and asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder, arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Vanguard Action also asserts claims under Arizona law pursuant to the Arizona Consumer Fraud Act and seeks punitive damages thereunder. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. The motions are fully briefed and pending before the court.
On October 27 and October 28, 2015, the Company and certain of its former officers, the OP, and other entities were named as defendants in four individual securities fraud actions filed in the United States District Court for the Southern District of New York: BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464 (the “BlackRock Action”); PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466 (the “PIMCO Action”); Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467 (the “Clearline Action”); and Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510 (the “Pentwater Action”). All four actions seek money damages arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The BlackRock Action and the PIMCO Action assert claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The BlackRock Action also asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The Clearline Action and the Pentwater Action assert claims under Sections 10(b), 18(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Clearline Action and the Pentwater Action also assert a claim for common law fraud under New York law and seek punitive damages thereunder. The Company is not yet required to respond to the complaints in these actions.
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
On July 31, 2015, the Company and certain of its former officers and current and former directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Witchko v. Schorsch, et al., No. 15-cv-06043 (AKH) (the “Witchko Action”). The Witchko Action asserts claims under Section 14 of the Exchange Act arising out of allegedly false and misleading statements made in the Company’s proxy statements and the incorporation by reference of allegedly false and misleading financial statements. The Witchko Action also seeks money damages and other relief on behalf of the Company, for, among other things, alleged breach of fiduciary duty, abuse of control and unjust enrichment. On October 15, 2015, the Company and other defendants filed motions to dismiss the Witchko Action due to plaintiff’s failure to plead facts, as required under Maryland law, demonstrating that the Board’s decision to refuse plaintiff’s pre-suit demand was wrongful and not a protected business judgment.
On October 30, 2015, the Company and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York, captioned Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The Serafin Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breach of fiduciary duty and contribution and indemnification. The court has consolidated the Witchko Action and the Serafin Action (together “the SDNY Derivative Action”) and the plaintiffs have designated the complaint filed in the Witchko Action as the complaint in the SDNY Derivative Action. On February 12, 2016, the Company and other defendants filed a motion to dismiss the SDNY Derivative Action due to plaintiffs’ failure to plead facts, as required under Maryland law, demonstrating that the Board’s decision to refuse plaintiff’s pre-suit demand was wrongful and not a protected business judgment. Other defendants also filed motions to dismiss for failure to state a claim. The motions to dismiss are fully briefed and the Court has scheduled oral argument on May 12, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

On December 3, 2015, the Company and certain of its former officers and directors were named as defendants in a shareholder derivate action filed in the Circuit Court for Baltimore City in Maryland, captioned Frampton v. Schorsch, et al., No. 24-C-15-006269 (the “Frampton Action”). The Frampton Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. The Company filed a motion to stay the Frampton Action on March 7, 2016. That motion is fully briefed and pending before the court.
The Company has not reserved amounts for any of the litigation or investigation matters above either because it has not concluded that a loss is probable in the matter or because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The Company is currently unable to estimate a range of reasonably possible loss because these matters involve significant uncertainties, including the complexity of the facts and the legal theory and the nature of the claims.
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
In August 2013, counsel in the Tarver Action filed a motion for a stay in the Baltimore Court, informing the court that the plaintiff had agreed to join and participate in the prosecution of other actions concerning the CapLease transaction then pending in a New York court (which were subsequently dismissed). The stay was granted by the Baltimore Court and the parties have engaged in no subsequent activity in the Tarver Action.
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
In December 2013, all Defendants filed a motion to dismiss the Poling Action, which was granted by the court in May 2015. Plaintiff filed a notice of appeal on June 4, 2015. The appeal is pending.
Cole Litigation Matters
Two actions filed in March and April 2013 in the United States District Court for the District of Arizona, assert shareholder class action claims under the Securities Act of 1933, along with claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment, among others, relating to the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation, pursuant to which Cole became a self-managed REIT; Schindler v. Cole Holdings Corp., et al., 13-cv-00712 (the “Schindler Action”); and Carter v. Cole Holdings Corp., et al., 13-cv-00629 (the “Carter Action”). Defendants filed a motion to dismiss both complaints in January 2014. Both of those lawsuits were stayed by the Court pursuant to a joint request made by all parties pending final approval of a consolidated action in the Circuit Court for Baltimore City, Maryland, which case was finally resolved on appeal on February 1, 2016. The Carter Action was subsequently dismissed voluntarily by Plaintiffs on March 30, 2016 and the Schindler Action was dismissed with prejudice by the court on April 14, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

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
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
April 1, 2016 - December 31, 2016	$10,659	$3,793
2017	14,820	4,585
2018	14,410	4,704
2019	14,146	4,769
2020	13,386	4,797
Thereafter	224,648	14,089
Total	$292,069	$36,737
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of March 31, 2016, Cole Capital was a party to eight purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 18 properties, subject to meeting certain criteria, for an aggregate purchase price of $160.4 million, exclusive of closing costs. As of March 31, 2016, Cole Capital had $3.0 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of March 31, 2016, the General Partner had approximately 904.8 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 904.8 million General Partner OP Units issued and outstanding as of March 31, 2016, corresponding to the General Partner’s outstanding shares of Common Stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Preferred Stock and Preferred OP Units
Series F Preferred Stock
On January 3, 2014, in connection with the merger of American Realty Capital Trust IV, Inc with and into a subsidiary of the OP (the “ARCT IV Merger”), 42.2 million shares of Series F Preferred Stock were issued, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F preferred units (“General Partner Series F Preferred Units”) to the General Partner, and 700,000 Series F Preferred Units (“Limited Partner Series F Preferred Units”) to holders of each outstanding unit of American Realty Capital Operating Partnership IV, L.P. (the “ARCT IV Operating Partnership”) (each, an “ARCT IV OP Unit”). As of March 31, 2016, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
The Series F Preferred Stock will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the General Partner may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NYSE under the symbol “VER PRF”. The Series F Preferred Units contain the same terms as the Series F Preferred Stock.
Limited Partner OP Units
As of March 31, 2016 and 2015, the Operating Partnership had approximately 23.8 million of Limited Partner OP Units outstanding.
On March 11, 2015, the Company received redemption requests totaling approximately 13.1 million OP Units ($126.7 million based on a redemption price of $9.65) from certain affiliates of the Former Manager. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On February 23, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2016 to stockholders of record as of March 31, 2016, which was paid on April 15, 2016. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the three months ended March 31, 2016, the General Partner repurchased 127,741 shares to satisfy the federal and state tax withholding on behalf of employees.
Note 16 – Equity-based Compensation
Equity Plan
The General Partner has adopted an equity plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common Stock (“Restricted Shares”), restricted stock units (“Restricted Stock Units”), dividend equivalent rights and other stock-based awards to the General Partner’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who are providing services to the General Partner or its affiliates. To date, the General Partner has granted fully vested shares of Common Stock, Restricted Shares, Restricted Stock Units and Deferred Stock Units (defined below) under the Equity Plan. Restricted Shares provide for rights identical to those of Common Stock. Restricted

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. In accordance with U.S. GAAP, Restricted Shares are considered issued and outstanding. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting of Restricted Stock Units, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of March 31, 2016, the General Partner had cumulatively awarded under its Equity Plan approximately 4.2 million Restricted Shares, net of the forfeiture of 3.5 million Restricted Shares through that date, 3.6 million Restricted Stock Units, net of the forfeiture of 0.4 million Restricted Stock Units through that date, and 0.1 million Deferred Stock Units, collectively representing approximately 7.9 million shares of Common Stock. Accordingly, as of such date, approximately 85.0 million additional shares were available for future issuance.
Restricted Shares
The Company has issued Restricted Shares to certain employees and non-executive directors beginning in 2011. In addition, the Company issued Restricted Shares to employees of affiliates of the Former Manager prior to 2015. The fair value of the Restricted Shares granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of Restricted Shares granted to non-executive directors and employees of affiliates of the Former Manager under the Equity Plan was measured based upon the fair value of goods or services received or the equity instruments granted, whichever was more reliably determinable, and was expensed in full at the date of grant.
During the three months ended March 31, 2016, the Company recorded $0.3 million of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Restricted Shares during the three months ended March 31, 2016:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2015	1,239,662	$13.86
Vested	(363,973)	14.12
Forfeited	(7,253)	14.02
Unvested shares, March 31, 2016	868,436	$13.75
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three months ended March 31, 2016, the Company recorded $0.6 million of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company. The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During the three months ended March 31, 2016, the Company recorded approximately $33,700 of expense related to Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. The service inception date of these Deferred Stock Units preceded the grant date, which is subsequent to March 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the three months ended March 31, 2016.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	589,138	$9.61	—	$—
Granted	725,921	7.81	—	—
Vested	(7,965)	9.76	—	—
Unvested units, March 31, 2016	1,307,094	$8.61	—	$—
Market-Based Restricted Stock Units
During the year ended December 31, 2015, the General Partner awarded Restricted Stock Units to certain employees under the Equity Plan that are contingent upon the Common Stock reaching a certain market price (the “Market-Based Restricted Stock Units”). The Market-Based Restricted Stock Units are contingent upon the closing price of the Common Stock exceeding $10 per share for 20 consecutive trading days (the “Market Condition”) and continued employment as of such date on which the Market Condition is met. If the Market Condition is not satisfied by December 31, 2017, the Market-Based Restricted Stock Units will become null and void. The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date is determined using a Monte Carlo simulation, which takes into account multiple input variables that determine the probability of satisfying the Market Condition. The method requires the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the Market Condition is satisfied, provided that the requisite service condition has been achieved. The Market-Based Restricted Stock Units were fully expensed during the year ended December 31, 2015, however the Company may record contra-expense due to the forfeiture of such awards. During the three months ended March 31, 2016, the Company recorded contra-expense of $0.2 million related to the Market-Based Restricted Stock Units which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Long-Term Incentive Awards
The General Partner may award long-term incentive-based Restricted Stock Units (the “LTI Target Awards”) to employees under the Equity Plan. Vesting of the LTI Target Awards is based upon the General Partner’s level of achievement of total stockholder return (“TSR”), including both share price appreciation and Common Stock dividends, as measured equally against a market index and against a peer group generally over a three year period.
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the three months ended March 31, 2016, the Company recorded $1.0 million of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the unvested Market-Based Restricted Stock Units and the LTI Target Awards during the three months ended March 31, 2016.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	704,804	$8.58	731,448	$11.38
Granted	—	—	850,942	7.13
Forfeited	(25,677)	8.58	—	—
Unvested units, March 31, 2016	679,127	$8.58	1,582,390	$9.09

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Note 17 – Related Party Transactions and Arrangements
Cole Capital
Cole Capital is contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company distributes the shares of common stock for certain Cole REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. The Company receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
Offering-Related Revenue
The Company generally receives a selling commission and dealer manager or distribution fee based on the gross offering proceeds related to the sale of shares of the Cole REITs’ common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has reallowed 100% of selling commissions earned to participating broker-dealers. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares issued under the respective Cole REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.
All other organization and offering expenses associated with the sale of the Cole REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Cole REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Cole REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. As of March 31, 2016 and December 31, 2015, the Company had organization and offering costs recorded as program development costs, included in rent and tenant receivables and other assets, net in the consolidated balance sheets, of $13.6 million and $12.9 million, respectively, which were net of reserves of $37.8 million and $34.8 million, respectively.
The following table shows the offering fee summary information for the Cole REITs as of March 31, 2016:

Program	Selling Commissions (1)	Dealer Manager and Distribution Fees (2)
Open Programs
CCPT V	7%	2%
INAV (3)
Wrap Class Shares	—%	0.55%
Advisor Class Shares	up to 3.75%	0.55% and 0.50%
Institutional Class Shares	—%	0.25%

CCIT II	7%	2%
_______________________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)	The Company may reallow all or a portion of its dealer manager fee or applicable distribution fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)
In connection with the INAV offering, the Company receives selling commissions, an asset-based dealer manager fee and/or an asset-based distribution fee, all based on the net asset value for each class of common stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Transaction Service Revenue
The Company earns acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Cole REITs. In addition, the Company is reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company is not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company may earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Cole REIT and other affiliates.
The following table shows the transaction-related fees for the Cole REITs and other real estate programs as of March 31, 2016:

Program	Acquisition Fees (1)	Disposition Fees	Performance Fees (2)
Open Programs
CCPT V	2%	1%	15%
INAV	—	—	—
CCIT II	2%	1%	15%

Closed Programs
CCPT IV	2%	1%	15%
Other Programs	Various	Various	Various
_______________________________________________

(1)	Percent taken on gross purchase price.

(2)
Performance fee paid only under the following circumstances: (i) if shares are listed on a national securities exchange; (ii) if the respective Cole REIT is sold or the assets are liquidated; or (iii) upon termination of the advisory agreement. In connection with such events, the performance fee will only be earned upon the return to investors of their net capital invested and an 8% annual cumulative, non-compounded return (6% in the case of CCPT V).

Management Service Revenue
The Company earns advisory and asset and property management fees from certain Cole REITs and other real estate programs. The Company may also be reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In addition, the Company earns a performance fee relating to INAV for any year in which the total return on stockholders’ capital exceeds 6% per annum on a calendar year basis.
The following table shows the management fees for the Cole REITs as of March 31, 2016:

Program	Asset Management / Advisory Fees (1)	Performance Fees (2)
Open Programs
CCPT V	0.65% - 0.75%	—
INAV	0.90%	25%
CCIT II	0.65% - 0.75%	—

Closed Programs
CCPT IV	0.65% - 0.75%	—
Other Programs	Various	—
_______________________________________________

(1)	Annualized fee based on the average monthly invested assets or net asset value, if available.

(2)	Performance fee paid on the amount in which the total return on stockholders’ capital exceeds 6% per annum on a calendar year basis.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Offering-related fees and reimbursements
Securities commissions (1)	$7,041	$1,775
Dealer manager and distribution fees (2)	2,640	716
Reimbursement revenue	2,710	626
Offering-related fees and reimbursements	12,391	3,117

Transaction service fees and reimbursements
Acquisition fees	1,702	4,488
Disposition fees (3)	—	4,350
Reimbursement revenues	682	571
Transaction service fees and reimbursements	2,384	9,409

Management fees and reimbursements
Asset and property management fees and leasing fees	55	103
Advisory and performance fee revenue	12,050	11,173
Reimbursement revenues	4,123	2,518
Management fees and reimbursements	16,228	13,794

Interest income on Affiliate Lines of Credit	308	408

Total related party revenues(4)	$31,311	$26,728
___________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)
During the three months ended March 31, 2016 and 2015, the Company reallowed $1.0 million and $0.3 million, respectively, of dealer manager fees to participating broker dealers as a marketing and due diligence expense reimbursement.

(3)	The Company earned a disposition fee of $4.4 million on behalf of CCIT when it merged with Select Income REIT on January 29, 2015.

(4)	Total related party revenues excludes fees earned from 1031 real estate programs of $0.2 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.
Investment in the Cole REITs
As of March 31, 2016 and December 31, 2015, the Company owned aggregate equity investments of $3.8 million and $4.1 million, respectively, in the Cole REITs and other affiliated offerings. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income from the Cole REITs in other income, net in the consolidated statements of operations. During the three months ended March 31, 2016 and 2015, the Company recognized $122,000 and $44,000 of net loss, respectively, from the Cole REITs.
The table below presents certain information related to the Company’s investments in the Cole REITs as of March 31, 2016 (carrying amount in thousands):

	March 31, 2016
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	1.14%	$1,553
INAV	0.12%	149
CCIT II	0.58%	1,388
CCPT IV	0.01%	119
Funds not yet in offering	N/A	600
		$3,809

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, of $0.2 million as of December 31, 2015, related to amounts due to the Cole REITs for expense reimbursements. As of March 31, 2016, there was no such balance due to affiliates.
Due from Affiliates
As of March 31, 2016 and December 31, 2015, $11.6 million and $10.6 million, respectively, was expected to be collected from affiliates, excluding balances from the Cole REITs’ lines of credit, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
As of December 31, 2015, the Company had revolving line of credit agreements in place with CCIT II and CCPT V (the “Affiliate Lines of Credit”) that provided for maximum borrowings of $60.0 million to each of CCIT II and CCPT V and bore variable interest rates of one-month LIBOR plus 2.20%. As of December 31, 2015, there was $50.0 million outstanding on the Affiliate Lines of Credit. During the three months ended March 31, 2016, the Company amended the agreement with CCIT II to extend the maturity date to June 30, 2016 and reduce the maximum borrowing to $30.0 million. During the three months ended March 31, 2016, the agreement with CCPT V matured, at which time CCPT V repaid the outstanding balance of $20.0 million. Additionally, CCIT II paid down the $30.0 million outstanding on its line of credit during the three months ended March 31, 2016.
Note 18 – Net Loss Per Share/Unit
The General Partner’s unvested Restricted Shares contain non-forfeitable rights to dividends and are considered to be participating securities in accordance with U.S. GAAP and, therefore, are included in the computation of earnings per share under the two-class computation method. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested Restricted Shares are not allocated losses as the awards do not have a contractual obligation to share in losses of the General Partner. The two-class computation method is an earnings allocation formula that determines earnings per share for each class of shares of Common Stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.
Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands, except for share and per share data):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to the General Partner	$(113,086)	$(29,970)
Less: dividends to preferred shares and participating securities	18,098	17,978
Net loss attributable to common stockholders	$(131,184)	$(47,948)

Weighted average number of common stock outstanding - basic and diluted	903,825,726	902,996,270

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.05)
As of March 31, 2016, approximately 23.8 million OP Units were outstanding, which are convertible into an equal number of shares of Common Stock, and approximately 4.4 million of unvested Restricted Shares and unvested Restricted Stock Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit computation for the OP for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands, except for unit and per unit data):

	Three Months Ended March 31,
	2016	2015
Net loss attributable to the Operating Partnership	$(116,041)	$(30,873)
Less: dividends to preferred units and participating securities	18,098	17,978
Net loss attributable to common unitholders	$(134,139)	$(48,851)

Weighted average number of common units outstanding - basic and diluted	927,589,523	926,760,067

Basic and diluted net loss per unit attributable to common unitholders	$(0.15)	$(0.05)
As of March 31, 2016, approximately 4.4 million shares of unvested restricted units were excluded from the calculation of diluted net loss per unit as the effect would have been antidilutive.
Note 19 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a benefit of $1.3 million and a provision of $0.2 million for the three months ended March 31, 2016 and 2015, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.
REI Income Taxes
The REI segment recognized a provision of $1.4 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the three months ended March 31, 2016 and 2015. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2011.
Note 20 – Subsequent Events
The following events occurred subsequent to March 31, 2016:
Real Estate Investment Activity
From April 1, 2016 through May 3, 2016, the Company disposed of 28 properties for an aggregate gross sales price of $48.2 million and an estimated gain of $3.8 million.
Common Stock Dividend
On May 4, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2016 to stockholders of record as of June 30, 2016, which will be paid on July 15, 2016. An equivalent distribution by the Operating Partnership is applicable per OP unit.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited) – (Continued)

Preferred Stock Dividend
On May 4, 2016, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for July 2016 through September 2016 in respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below.  The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
June 15, 2016 - July 14, 2016	July 1, 2016	July 15, 2016
July 15, 2016 - August 14, 2016	August 1, 2016	August 15, 2016
August 15, 2016 - September 14, 2016	September 1, 2016	September 15, 2016
New Cole REIT Share Class
Commencing on April 29, 2016, two of the Cole REITs, CCIT II and CCPT V, began offering Class T shares of common stock (the “Class T Shares”) in addition to the class of shares of common stock already being offered (now referred to as Class A shares). The Class T Shares are subject to selling commissions of 3.0% of the respective Cole REIT’s gross offering proceeds in their primary offering and dealer manager fees of 2.0% of the respective Cole REIT’s gross offering proceeds in their primary offering, before reallowance of commissions earned by participating broker-dealers. In addition, Class T Shares purchased in the respective Cole REIT’s primary offering will pay a distribution and stockholder servicing fee, which accrues daily in the amount of 1/365th of 0.8% of the respective Cole REIT’s estimated net asset value of Class T Shares and will be paid monthly in arrears.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I – Financial Information,” including the notes to the consolidated financial statements contained therein.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, goodwill and intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We may be affected by risks associated with pending government investigations relating to the findings of the Audit Committee Investigation and related litigation.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes and the Credit Facility.

•	Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•
We may be unable to fully reestablish the financial network which previously supported Cole Capital® and its Cole REITs and/or regain the prior level of transaction and capital raising volume of Cole Capital.

•	Our Cole Capital operations are subject to extensive governmental regulation.

•	We are subject to conflicts of interest relating to Cole Capital’s investment management business.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K.

We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized rental income,” we mean the rental revenue under our leases on operating properties reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by U.S. GAAP, which includes the effect of tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent.
When we refer to a “creditworthy tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “creditworthy tenant” even though it does not have an investment grade credit rating, we do so based on our management’s determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. This determination is based on our management’s substantial experience performing credit analysis and is made after evaluating all tenants’ due diligence materials that are made available to us, including financial statements and operating data.
When we refer to a “direct financing lease,” we mean a lease that requires specific treatment due to the significance of the lease payments from the inception of the lease compared to the fair value of the property, term of the lease, a transfer of ownership, or a bargain purchase option. These leases are recorded as a net asset on the balance sheet. The amount recorded is calculated as the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term.
When we refer to properties that are net leased on a “long term” basis, we mean properties with remaining primary lease terms of generally seven to 10 years or longer on average, depending on property type.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,378 retail, restaurant, office and industrial real estate properties with an aggregate of 99.0 million square feet, of which 98.6% was leased as of March 31, 2016, with a weighted-average remaining lease term of 10.4 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Cole REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of March 31, 2016, the Cole REITs and other real estate programs’ assets under management were $6.8 billion.
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
Operating Highlights and Key Performance Indicators
2016 Activity

•
Disposed of 58 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $307.2 million, of which our share was $295.2 million, resulting in consolidated proceeds of $176.1 million after closing costs, $55.0 million of debt assumptions and $57.0 million of debt repayments by the unconsolidated joint venture.

•
Decreased outstanding mortgage loans through property dispositions, mortgage loan maturities and monthly principal payments by $72.8 million, bringing the outstanding principal amount of mortgage loans to $2.97 billion at March 31, 2016.

•	Paid down $180.0 million on the revolving credit facility, bringing the outstanding principal balance to $280.0 million at March 31, 2016.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the first quarter of 2016, representing an annualized dividend rate of $0.55 per share.
Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of March 31, 2016, based on annualized rental income of $1.3 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Portfolio Metrics
Properties owned	4,378	4,647
Rentable square feet (in millions)	99.0	102.1
Economic occupancy rate (1)	98.6%	98.4%
Investment-grade tenants (2)	42.1%	42.5%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Rating Services or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Economic Metrics
Weighted-average lease term (in years) (1)	10.4	11.7
Lease rollover (1)(2):
Annual average	3.9%	3.3%
Maximum for a single year	4.6%	4.2%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of March 31, 2016.

(2)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollars in thousands, except per share amounts).

	Three Months Ended March 31,
	2016	2015
Financial Metrics
REI Segment
Revenues	$337,787	$366,474
Operating (loss) income	$(60,804)	$91,171
Net loss	$(115,534)	$(30,607)
Funds from operations attributable to common stockholders and limited partners (“FFO”) (1)	$196,775	$195,116
Adjusted funds from operations attributable to common stockholders and limited partners (“AFFO”) (1)	$185,528	$195,073
AFFO per diluted share (1)	$0.20	$0.21
Cole Capital Segment
Revenues	$31,233	$27,494
Operating loss	$(2,349)	$(1,085)
Net loss	$(546)	$(86)
FFO (1)	$(546)	$(86)
AFFO (1)	$7,147	$5,062
AFFO per diluted share (1)	$0.01	$0.01

Consolidated
Revenues	$369,020	$393,968
Operating (loss) income	$(63,153)	$90,086
Net loss	$(116,080)	$(30,693)
FFO (1)	$196,229	$195,030
AFFO (1)	$192,675	$200,135
AFFO per diluted share (1)	$0.21	$0.22
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	March 31, 2016	December 31, 2015
REI segment	$16,465,057	$16,966,729
Cole Capital segment	378,555	439,137
Total	$16,843,612	$17,405,866

Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	2016 vs 2015 Increase/(Decrease)
Revenues:
Rental income	$313,971	$342,759	$(28,788)
Direct financing lease income	569	741	(172)
Operating expense reimbursements	23,247	22,974	273
Cole Capital revenue:
Offering-related fees and reimbursements	12,391	3,117	9,274
Transaction service fees and reimbursements	2,384	10,260	(7,876)
Management fees and reimbursements	16,458	14,117	2,341
Total Cole Capital revenue	31,233	27,494	3,739
Total revenues	$369,020	$393,968	$(24,948)
Rental Income
2016 vs 2015 – The decrease in rental income during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the disposition of 286 consolidated properties subsequent to January 1, 2015.
Cole Capital Revenue
Cole Capital’s results of operations are influenced by capital raised on behalf of the Cole REITs in offerings as well as the timing and extent of real estate asset acquisitions and assets under management, which are driven by the Cole REITs’ capital raised, cash flows provided by operations and available proceeds from debt financing.
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and distribution fees earned from selling securities in the Cole REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015	2016 vs 2015 Increase/(Decrease)
Offering-related fees and commissions	$9,681	$2,491	$7,190
Offering-related reimbursements	2,710	626	2,084
Less: reallowed fees and commissions	8,068	2,031	6,037
Offering-related fees and reimbursements, net of reallowed	$4,323	$1,086	$3,237
The net increase in offering-related fees and reimbursements of $3.2 million for the three months ended March 31, 2016 was a direct result of a $114.8 million increase in capital raise as compared to the same period in 2015, during which time certain selling agreements for the Cole REITs in their offering stages were suspended, as a result of the Audit Committee Investigation, defined in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. The increase in capital raise was due to new broker-dealer relationships, as well as certain broker-dealers lifting the suspension of their selling agreements.

Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Cole REITs and other real estate programs. Transaction service fees were $1.7 million for the three months ended March 31, 2016 as compared to $9.7 million during the same period in 2015. Transaction-related reimbursement revenues were $0.7 million for the three months ended March 31, 2016, as compared to $0.6 million during the same period in 2015. The net decrease of $7.9 million for the three months ended March 31, 2016 was primarily due to a decrease in disposition fee revenue as the Company received $4.4 million relating to the Cole Corporate Income Trust, Inc. disposition in the first quarter of 2015.
Management Fees and Reimbursements
Management fees and reimbursement revenue represents advisory, asset and property management fees for operating, leasing and managing the portfolios of the Cole REITs and other real estate programs. Management fees were $12.3 million for the three months ended March 31, 2016 as compared to $11.6 million during the same period in 2015. Management reimbursement revenues were $4.1 million for the three months ended March 31, 2016, as compared to $2.5 million during the same period in 2015. The increase in reimbursements was primarily related to an increase in reimbursement revenue as the Company was no longer waiving certain expenses incurred with respect to the Cole REITs.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	2016 vs 2015 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$8,068	$2,031	$6,037
Acquisition related expenses	242	2,182	(1,940)
Litigation and other non-routine costs, net of insurance recoveries	(5,175)	16,423	(21,598)
Property operating expenses	34,813	30,999	3,814
General and administrative expenses	29,400	33,106	(3,706)
Depreciation and amortization expenses	204,308	219,141	(14,833)
Impairments	160,517	—	160,517
Total operating expenses	$432,173	$303,882	$128,291
Acquisition Related Expenses
Acquisition related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company acquired an interest in one commercial property for a purchase price of $20.0 million during the three months ended March 31, 2016 as compared with the acquisition of 10 properties for an aggregate purchase price of $7.6 million during the three months ended March 31, 2015. The decrease in acquisition related expenses during the three months ended March 31, 2016 as compared to the same period in 2015 relates to $0.5 million in costs incurred related to unconsummated deals in 2015 as well as a decrease in acquisition activity.
Litigation and other non-routine costs, net of insurance recoveries
The decrease was primarily related to receiving $10.0 million of insurance recoveries during the three months ended March 31, 2016, compared to none received in the same period in 2015. Additionally, costs incurred for the Audit Committee Investigation and related litigation and investigations decreased by $10.6 million, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.

Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	2016 vs 2015 Increase/(Decrease)
Property operating expenses	$34,813	$30,999	$3,814
Less: Operating expense reimbursements	23,247	22,974	273
Property operating expenses, net of operating expense reimbursements	$11,566	$8,025	$3,541
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The net increase of $3.5 million for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to an increase of $2.8 million of expense related to annual reconciliations with tenants of their reimbursable expenses.
General and Administrative Expenses
The decrease was primarily due to a decrease of $2.6 million in consulting fees, primarily related to the Audit Committee Investigation and the resulting restatements. Additionally, accounting fees decreased $1.0 million, primarily due to additional work due to the restatements during the three months ended March 31, 2015.
Depreciation and Amortization Expenses
The decrease primarily related to the disposition of 286 consolidated properties subsequent to January 1, 2015. The Company also recorded $91.8 million of impairment charges on real estate investments during 2015, which reduced the basis being depreciated and amortized.
Impairments
The increase in impairments was due to recording $160.5 million of impairment charges on real estate investments during the three months ended March 31, 2016, primarily due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties, as well as a tenant of 59 restaurant properties filing for bankruptcy during the three months ended March 31, 2016.
Other (expense) income and income tax provision
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollars in thousands):

	Three Months Ended March 31,		Change
	2016	2015	2016 vs 2015 Increase/(Decrease)
Other (expense) income and tax benefit (provision):
Interest expense	$(80,426)	$(95,699)	$(15,273)
Gain on extinguishment and forgiveness of debt, net	$—	$5,302	$(5,302)
Other income, net	$1,062	$4,060	$(2,998)
Equity in income and gain on disposition of unconsolidated entities	$10,404	$28	$10,376
Loss on derivative instruments, net	$(1,086)	$(1,028)	$58
Gain (loss) on disposition of real estate, net	$17,175	$(31,368)	$48,543
Provision for income taxes	$(56)	$(2,074)	$(2,018)
Interest Expense
The decrease in interest expense during the three months ended March 31, 2016 was primarily a result of a decrease in the total outstanding debt balance from $10.3 billion as of March 31, 2015 to $7.8 billion as of March 31, 2016, largely due to reducing the outstanding balance on the revolving credit facility as well as secured debt with proceeds from property dispositions.

Gain on Extinguishment and Forgiveness of Debt, Net
During the three months ended March 31, 2015, the Company recorded a gain on forgiveness of debt of $4.9 million in relation to the foreclosure of a vacant office building. Additionally, the Company recorded a gain of $0.4 million related to the write-off of a debt premium relating to a loan that was repaid prior to maturity. No such gains were recorded in 2016.
Other Income, Net
The decrease in other income, net as compared to the same period in 2015 was primarily a result of a legal settlement of $1.2 million received during the three months ended March 31, 2015. Other income, net during the three months ended March 31, 2016 largely consisted of interest income, primarily from investment securities.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The increase is primarily due to a gain of $10.2 million related to the disposition of one property owned by an unconsolidated joint venture.
Loss on Derivative Instruments, Net
This line item relates to the ineffective portion of changes in fair value of cash flow hedges. There is no significant change as compared with the same period in 2015.
Gain (loss) on Disposition of Real Estate, Net
During the three months ended March 31, 2016, the Company disposed of 58 consolidated properties for an aggregate sales price of $193.7 million and a recorded a gain of $18.8 million related to the sales, which included $11.3 million of goodwill allocated in the cost basis of such properties, as compared to the disposal of 11 properties for $271.8 million during the same period in 2015 for a loss of $31.4 million, including $23.7 million of goodwill allocation.
Provision for Income Taxes
The provision for income taxes of $0.1 million for the three months ended March 31, 2016 reflected a decrease of $2.0 million from a provision of $2.1 million during the same period in 2015. The decreased provision primarily related to a decrease in book loss in the taxable REIT subsidiary of the Cole Capital segment.
Non-GAAP Measures
Our results are presented in accordance with U.S. GAAP. We also disclose certain non-GAAP measures, as discussed further below. Management uses these non-GAAP financial measures in our internal analysis of results and believes these measures are useful to investors for the reasons explained below. These non-GAAP financial measures should not be considered as substitutes for any measures derived in accordance with U.S. GAAP.
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO, a non-GAAP supplemental financial performance measure, is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
NAREIT defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets and impairment write-downs on real estate including the pro rata share of adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

In addition to FFO, we use AFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition related costs, litigation and other non-routine transactions costs, gains or losses on sale of investment securities or mortgage notes receivable, insurance recoveries and legal settlements. We also exclude certain non-cash items such as impairments of goodwill or intangible assets, straight-line rental revenue, unrealized gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation, amortization of intangible assets, deferred financing costs, above-market lease assets and below-market lease liabilities. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and AFFO, in addition to net income (loss) and cash flows from operating activities, as defined by U.S. GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of the Company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
AFFO may provide investors with a view of our future performance. However, because AFFO excludes items that are an important component in an analysis of the historical performance of a property, AFFO should not be construed as a historic performance measure. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions used to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.

The table below presents FFO and AFFO for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended March 31,
Consolidated	2016	2015
Net loss	$(116,080)	$(30,693)
Dividends on non-convertible preferred stock	(17,973)	(17,973)
(Gain) loss on real estate assets and interest in joint venture, net	(27,373)	31,368
Depreciation and amortization of real estate assets	195,991	210,770
Impairment of real estate	160,517	—
Proportionate share of adjustments for unconsolidated entities	1,147	1,558
FFO attributable to common stockholders and limited partners	196,229	195,030
Acquisition related	242	2,182
Litigation and other non-routine costs, net of insurance recoveries	(5,175)	16,423
Legal settlements	—	(1,250)
Gain on investment securities	—	(233)
Loss on derivative instruments, net	1,086	1,028
Amortization of premiums and discounts on debt and investments, net	(4,426)	(3,858)
Amortization of below-market lease liabilities, net of above-market lease assets	1,296	1,007
Net direct financing lease adjustments	559	495
Amortization and write-off of deferred financing costs	7,307	7,929
Amortization of management contracts	7,451	7,510
Deferred tax benefit (1)	(1,457)	(3,972)
Gain on extinguishment and forgiveness of debt, net	—	(5,302)
Straight-line rent, net of bad debt expense related to straight-line rent	(13,045)	(19,107)
Equity-based compensation	1,730	818
Other amortization and non-cash charges	743	753
Proportionate share of adjustments for unconsolidated entities	135	682
AFFO attributable to common stockholders and limited partners	$192,675	$200,135

Weighted-average shares of common stock outstanding - basic	903,825,726	902,996,270
Effect of dilutive securities (2)	26,354,148	26,157,663
Weighted-average shares of common stock outstanding - diluted (3)	930,179,874	929,153,933

AFFO attributable to common stockholders and limited partners per diluted share	$0.21	$0.22
____________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit as an impact to AFFO.

(2)	Dilutive securities include OP Units, unvested restricted shares of common stock, certain unvested restricted stock units and convertible preferred stock, as applicable.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the REI segment for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended March 31,
REI segment:	2016	2015
Net loss	$(115,534)	$(30,607)
Dividends on non-convertible preferred stock	(17,973)	(17,973)
(Gain) loss on real estate assets and interest in joint venture, net	(27,373)	31,368
Depreciation and amortization of real estate assets	195,991	210,770
Impairment of real estate	160,517	—
Proportionate share of adjustments for unconsolidated entities	1,147	1,558
FFO attributable to common stockholders and limited partners	196,775	195,116

Acquisition related	217	1,723
Litigation and other non-routine costs, net of insurance recoveries	(5,175)	16,423
Legal settlements	—	(1,250)
Unrealized gain on investment securities	—	(233)
Loss on derivative instruments, net	1,086	1,028
Amortization of premiums and discounts on debt and investments, net	(4,426)	(3,858)
Amortization of below-market lease liabilities, net of amortization of above-market lease assets	1,296	1,007
Net direct financing lease adjustments	559	495
Amortization and write-off of deferred financing costs	7,307	7,929
Loss on extinguishment of debt and forgiveness of debt, net	—	(5,302)
Straight-line rent, net of bad debt expense related to straight-line rent	(13,045)	(19,107)
Equity-based compensation	799	402
Other amortization and non-cash charges	—	18
Proportionate share of adjustments for unconsolidated entities	135	682
AFFO attributable to common stockholders and limited partners	$185,528	$195,073

Weighted-average shares of common stock outstanding - basic	903,825,726	902,996,270
Effect of dilutive securities (1)	26,354,148	26,157,663
Weighted-average shares of common stock outstanding - diluted (2)	930,179,874	929,153,933

AFFO attributable to common stockholders and limited partners per diluted share	$0.20	$0.21
____________________________________

(1)	Dilutive securities include OP Units, unvested restricted shares of common stock, certain unvested restricted stock units and convertible preferred stock, as applicable.

(2)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the Cole Capital segment for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended March 31,
Cole Capital segment:	2016	2015
Net loss	$(546)	$(86)
FFO attributable to common stockholders and limited partners	(546)	(86)

Acquisition related	25	459
Amortization of Management Contracts	7,451	7,510
Deferred tax benefit (1)	(1,457)	(3,972)
Equity-based compensation	931	416
Other amortization and non-cash charges	743	735
AFFO attributable to common stockholders and limited partners	$7,147	$5,062

Weighted-average shares of common stock outstanding - basic	903,825,726	902,996,270
Effect of dilutive securities (2)	26,354,148	26,157,663
Weighted-average shares of common stock outstanding - diluted (3)	930,179,874	929,153,933

AFFO attributable to common stockholders and limited partners per diluted share	$0.01	$0.01
_________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit or provision as an impact to AFFO.

(2)
Dilutive securities include limited partnership interests in the Operating Partnership, unvested restricted shares of common stock, certain unvested restricted stock units and convertible preferred stock, as applicable.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.
Liquidity and Capital Resources
In the normal course of business, our principal demands for funds will be for the reduction of the outstanding balance of our Credit Facility and the payment of operating expenses, including legal expenses, distributions to our investors, and for the payment of principal and interest on our other outstanding indebtedness. We expect that our cash needs will be satisfied by proceeds from dispositions and cash flow from operations. If we are unable to satisfy our operating costs with our cash flow from operations, we may use borrowings on our Credit Facility to cover such obligations, as necessary.
As of March 31, 2016, we had $104.5 million of cash and cash equivalents.
Sources of Funds
Capital Markets
A primary source of liquidity for the Company has historically been the debt and equity capital markets, as discussed in “Note 10 – Debt” and “Note 15 – Equity” to our consolidated financial statements. However, our access to capital and terms of future financings have been adversely affected by our credit rating downgrade and loss of eligibility to register the offer and sale of our securities on a registration statement on Form S-3. We regained this eligibility in April 2016. As circumstances warrant, we may issue equity or debt from time to time on an opportunistic basis, dependent upon market conditions and available pricing.
Credit Facility
Availability of Funds
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo, National Association, as administrative agent, and the other lenders party thereto.
The Credit Facility allows for maximum borrowings of $3.3 billion, consisting of a $1.0 billion term loan facility and a $2.3 billion revolving credit facility. The Credit Facility includes an accordion feature, which, if exercised in full, allows the Company to increase the aggregate commitments under the Credit Facility to $4.7 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. As of March 31, 2016, a maximum of $2.0 billion was available to the Operating Partnership for future borrowings, subject to borrowing availability.

Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the three months ended March 31, 2016, we disposed of 58 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $307.2 million, of which our share was $295.2 million based on our ownership interest in the joint venture, resulting in consolidated proceeds of $176.1 million after disposition fees and debt assumptions. As of March 31, 2016, we also had 19 properties classified as held for sale, for which we recorded a loss of $1.7 million. We expect to continue to explore opportunities to sell additional properties as we pay off outstanding debt and reduce our borrowings under the Credit Facility, which will reduce our overall leverage and provide us further financial flexibility.
Principal Use of Funds
During the next 12 months, we expect that our cash requirements will include (i) paying distributions to our stockholders; (ii) making scheduled principal and interest payments on our Senior Notes, Convertible Notes (defined below), mortgage notes payable and other debt (as more fully described below) and our Credit Facility; and (iii) paying legal expenses, as well as other normal recurring operating expenses.
Credit Facility
Summary and Obligations
As of March 31, 2016, our outstanding balance under the Credit Facility was $1.3 billion, following our net repayment of amounts under the revolving portion of the Credit Facility during the three months ended March 31, 2016 of $180.0 million. Of the outstanding balance under the Credit Facility, $265.0 million bore a floating interest rate of 2.24% at March 31, 2016. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our credit rating, the interest rate on this portion was 3.29% at March 31, 2016.
Th revolving credit facility generally bears interest at an annual rate of London Inter-Bank Offer Rate (“LIBOR”) plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon our then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon our then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The revolving credit facility and the term loan facility both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the term loan facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.

Credit Facility Covenants
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of certain financial covenants. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement include maintaining the following:

Unsecured Credit Facility Key Covenants	Required
Minimum tangible net worth	≥ $5.5 B
Ratio of total indebtedness to total asset value	≤ 60%
Ratio of adjusted EBITDA to fixed charges	≥ 1.5x
Ratio of secured indebtedness to total asset value	≤ 45%
Ratio of unsecured indebtedness to unencumbered asset value	≤ 60%
Ratio of unencumbered adjusted NOI to unsecured interest expense	≥ 1.75x
Minimum unencumbered asset value	≥ $8.0 B
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
The Company believes that it was in compliance with the Credit Agreement and is not restricted from accessing any borrowings under the Credit Facility as of March 31, 2016.
Corporate Bonds
Summary and Obligations
On February 6, 2014, the Operating Partnership issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.00% senior notes due 2017 (the “2017 Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Notes” and, together with the 2017 Notes and the 2019 Notes, the “Senior Notes”). The Senior Notes are guaranteed by the General Partner.
Bond Covenants
The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the covenants or interest rates of our Senior Notes during the three months ended March 31, 2016. As of March 31, 2016, the Company believes that it was in compliance with these covenants based on the covenant limits and calculations in place at that time.

Convertible Debt
Summary and Obligations
On July 29, 2013, the Company issued $300.0 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million aggregate principal amount of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes through a reopening of the indenture governing the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes and together with the 2018 Convertible Notes, the “Convertible Notes”). The 2018 Convertible Notes have a weighted average interest rate of 3.00%, a conversion rate of 60.5997 and mature on August 1, 2018 and the 2020 Convertible Notes have a weighted average interest rate of 3.75%, a conversion rate of 66.7249 and mature on December 15, 2020. The Convertible Notes are convertible into cash or shares of the Company’s common stock at the Company’s option. There were no changes to the terms of our Convertible Notes during the three months ended March 31, 2016.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of March 31, 2016, we had non-recourse mortgage indebtedness of $3.0 billion, which was collateralized by 652 properties, reflecting a decrease from December 31, 2015 of $72.8 million derived primarily from our disposition activity during the three months ended March 31, 2016. Our mortgage indebtedness bore interest at the weighted-average rate of 5.09% per annum and had a weighted-average maturity of 4.9 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements require that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan-to-value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of March 31, 2016, the Company believes that it was in compliance with the debt covenants under its respective loan agreements, except for a loan in default with a principal balance of $38.1 million that is described below.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, which had an outstanding balance of $38.1 million as of March 31, 2016, due to the Company’s election not to make a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. The Company is engaged with the servicer to complete foreclosure proceedings. The default on the loan did not result in a cross default on our other indebtedness.
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2016, the Company believes that it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default as described above and in “Note 10 – Debt” to our consolidated financial statements.
Other Debt
Availability of Funds
As of March 31, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $29.3 million and remaining unamortized premium of $0.2 million (the “Secured Term Loan”). The interest coupon on the Secured Term Loan is fixed at 5.81% annually until its maturity in January 2018. The Secured Term Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The Secured Term Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to March 31, 2016 are $8.3 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Dividends
On February 23, 2016, the Board of Directors authorized, and the Company declared, a quarterly dividend of $0.1375 per share of common stock for the first quarter of 2016 (representing an annualized dividend rate of $0.55 per share), which was paid on April 15, 2016 to holders of record as of March 31, 2016.

Our Series F Preferred Stock, as discussed in “Note 15 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of March 31, 2016, there were approximately 42.8 million shares of Series F Preferred Stock(and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$2,996,602	$468,607	$458,619	$495,488	$1,573,888
Interest payments - mortgage notes and other debt (1) (2)	697,226	141,508	225,932	186,588	143,198
Principal payments - Credit Facility	1,280,000	—	1,280,000	—	—
Interest payments - Credit Facility (1) (2)	90,760	40,191	50,569	—	—
Principal payments - corporate bonds	2,550,000	1,300,000	750,000	—	500,000
Interest payments - corporate bonds	266,577	67,528	87,563	46,000	65,486
Principal payments - convertible debt	1,000,000	—	597,500	402,500	—
Interest payments - convertible debt	112,850	33,019	54,088	25,743	—
Operating and ground lease commitments	328,806	14,452	38,519	37,098	238,737
Build-to-suit commitments	4,563	4,563	—	—	—
Total	$9,327,384	$2,069,868	$3,542,790	$1,193,417	$2,521,309
____________________________________

(1)
As of March 31, 2016, we had $247.9 million of variable rate mortgage notes and $1.0 billion of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $0.3 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis
Operating Activities – The level of cash flows provided by operating activities is affected by the timing of interest payments, acquisition and transaction costs, as well as the receipt of scheduled rent payments. During the three months ended March 31, 2016, net cash provided by operating activities decreased $51.5 million to $178.6 million from $230.1 million during the same period in 2015. The decrease was primarily due to a decrease in rental receipts due to the disposition of 286 consolidated properties and two unconsolidated joint ventures subsequent to January 1, 2015. Additionally, the decrease is due to an increase in payments of accrued expenses in 2016 primarily due to the payment of an annual bonus as well as an estimated tax payment for the TRS.
Investing Activities – Net cash provided by investing activities for the three months ended March 31, 2016 decreased $18.7 million to $201.4 million from $220.1 million during the same period in 2015. The decrease in cash flow primarily related to a decrease in cash proceeds from the disposition of real estate assets of $69.4 million due to higher debt repayments and assumptions in 2016. The decrease was partially offset by the receipt of $50.0 million on the Affiliate Lines of Credit.
Financing Activities – Net cash used in financing activities increased $266.4 million to $344.6 million during the three months ended March 31, 2016 from $78.2 million during the same period in 2015. The increase was primarily related to an increase in net payments on the Credit Facility of $180.0 million, as well as an increase in distributions paid of $124.0 million.These increases were partially offset by a decrease of $37.4 million relating to payments on mortgage notes payable and other debt.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2016.

The Operating Partnership is classified as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership is not a taxable entity for U.S. federal income tax purposes. Instead, each partner in the Operating Partnership is required to take into account its allocable share of the Operating Partnership’s income, gains, losses, deductions and credits for each taxable year. However, the Operating Partnership may be subject to certain state and local taxes on its income and property. Under the LPA, the Operating Partnership is required to conduct business in such a manner as to permit the General partner at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital segment business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. However, net leases that require the tenant to pay its allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related Party Transactions and Agreements
There have been no related party transactions to report during the three months ended March 31, 2016 aside from those with the Cole REITs, as further described below.
We are contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to each of the Cole REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distribute the shares of common stock for certain of the Cole REITs and advise them regarding offerings, manage relationships with participating broker-dealers and financial advisors, and provide assistance in connection with compliance matters relating to the offerings. We receive compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See “Note 17 – Related Party Transactions and Arrangements” to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in our Annual Report on Form 10-K for the year ended December 31, 2015:
•Goodwill Impairment;
•Intangible Asset Impairment;
•Real Estate Investment Impairment;
•Mortgage Note Receivables Impairment;

•Program Development Costs;
•Consolidation of Equity Investments;
•Allocation of Purchase Price of Business Combinations including Acquired Properties; and
•Income Taxes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Interest Rate Risk
As of March 31, 2016, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $7.7 billion and $7.6 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $199.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $227.6 million.
As of March 31, 2016, our debt included variable-rate debt with an aggregate fair value and carrying value of $0.3 billion each. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $2.7 million annually.
As the information presented above includes only those exposures that existed as of March 31, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Item 4. Controls and Procedures.
I. Discussion of Controls and Procedures of the General Partner
For purposes of the discussion in this Part I of Item 4, the “Company” refers to the General Partner.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 4, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading “Litigation” in “Note 14 – Commitments and Contingencies” to our consolidated financial statements is incorporated by reference into this Part II, Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
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
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

VEREIT OPERATING PARTNERSHIP, L.P.
By: VEREIT, Inc., its sole general partner
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 4, 2016

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of VEREIT, Inc.
3.2 (2)	Articles Supplementary Relating to the Series A Convertible Preferred Stock of VEREIT, Inc., dated May 10, 2012.
3.3 (3)	Articles Supplementary Relating to the Series B Convertible Preferred Stock of VEREIT, Inc., dated July 24, 2012.
3.4 (4)	Articles Supplementary for the Series C Convertible Preferred Stock of VEREIT, Inc., dated June 6, 2013.
3.5 (5)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective July 2, 2013.
3.6 (6)	Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of VEREIT, Inc., filed November 8, 2013.
3.7 (7)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective December 9, 2013.
3.8 (8)	Articles Supplementary Relating to the 6.70% Series F Cumulative Redeemable Preferred Stock of VEREIT, Inc., dated January 2, 2014.
3.9 (9)	Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., dated July 28, 2015.
3.10 (10)	Articles Supplementary to Articles of Amendment and Restatement of VEREIT, Inc., dated August 5, 2015
3.11 (11)	Amended and Restated bylaws of VEREIT, Inc., effective as of January 1, 2016.
3.12 (12)	Certificate of Limited Partnership of VEREIT Operating Partnership, L.P.
3.13 (10)	Amendment to Certificate of Limited Partnership of VEREIT Operating Partnership, L.P., effective July 28, 2015.
4.1 (13)	Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., effective January 3, 2014.
4.2 (10)	First Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated January 26, 2015.
4.3 (10)	Second Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated July 28, 2015.
4.4 (14)	Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.5 (14)	First Supplemental Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.6 (15)	Form of 3.00% Convertible Senior Notes due 2018.
4.7 (15)	Second Supplemental Indenture, dated as of December 10, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee.
4.8 (15)	Form of 3.75% Convertible Senior Notes due 2020.
4.9 (16)	Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee.
4.10 (16)	Officers’ Certificate, dated as of February 6, 2014.
4.11 (16)
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

Exhibit No.	Description
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

*	Filed herewith

(1)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on July 5, 2011.

(2)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 15, 2012.

(3)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 30, 2012.

(4)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 12, 2013.

(5)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 9, 2013.

(6)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 15, 2013.

(7)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on December 20, 2013.

(8)	Previously filed with the Registration Statement on Form 8-A filed with the SEC on January 3, 2014.

(9)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 28, 2015.

(10)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015.

(11)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 5, 2015.
(12) Previously filed with the Registration Statement on Form S-4 (Registration No. 333-197780-01) filed with the SEC on August 1, 2014.

(13)	Previously filed with the Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015.

(14)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 29, 2013.

(15)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 11, 2013.
(16) Previously filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014.