Form 10-Q
period 2016-06-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2016-08-03
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 905,189,950 shares of common stock of VEREIT, Inc. outstanding as of August 2, 2016.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the six months ended June 30, 2016 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate Exhibit 31 and Exhibit 32 certifications. As general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended June 30, 2016

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	June 30, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$2,992,848	$3,120,653
Buildings, fixtures and improvements	10,956,605	11,445,690
Intangible lease assets	2,102,606	2,218,378
Total real estate investments, at cost	16,052,059	16,784,721
Less: accumulated depreciation and amortization	2,029,121	1,778,597
Total real estate investments, net	14,022,938	15,006,124
Investment in unconsolidated entities	22,435	56,824
Investment in direct financing leases, net	43,155	46,312
Investment securities, at fair value	48,347	53,304
Mortgage notes receivable, net	23,297	24,238
Cash and cash equivalents	1,029,620	69,103
Restricted cash	60,837	59,767
Intangible assets, net	37,088	50,779
Rent and tenant receivables and other assets, net	333,124	303,637
Goodwill	1,620,233	1,656,374
Due from affiliates	8,043	60,633
Real estate assets held for sale, net	159,394	18,771
Total assets	$17,408,511	$17,405,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and other debt, net	$2,938,072	$3,111,985
Corporate bonds, net	3,522,297	2,536,333
Convertible debt, net	968,059	962,894
Credit facility, net	1,045,872	1,448,590
Below-market lease liabilities, net	237,403	251,692
Accounts payable and accrued expenses	163,122	151,877
Deferred rent, derivative and other liabilities	84,486	87,490
Distributions payable	146,695	140,816
Due to affiliates	—	230
Total liabilities	9,106,006	8,691,907
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of June 30, 2016 and December 31, 2015	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 904,797,960 and 904,884,394 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	9,048	9,049
Additional paid-in-capital	11,934,864	11,931,768
Accumulated other comprehensive loss	(12,297)	(2,025)
Accumulated deficit	(3,810,341)	(3,415,233)
Total stockholders’ equity	8,121,702	8,523,987
Non-controlling interests	180,803	189,972
Total equity	8,302,505	8,713,959
Total liabilities and equity	$17,408,511	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$311,352	$341,183	$625,323	$683,942
Direct financing lease income	535	697	1,104	1,438
Operating expense reimbursements	26,646	25,312	49,893	48,286
Cole Capital revenue	32,486	26,529	63,719	54,023
Total revenues	371,019	393,721	740,039	787,689
Operating expenses:
Cole Capital reallowed fees and commissions	6,975	3,710	15,043	5,741
Acquisition related	41	1,563	283	3,745
Litigation and other non-routine costs, net of insurance recoveries	2,917	16,864	(2,258)	33,287
Property operating	38,199	32,598	73,012	63,597
General and administrative	33,094	33,958	62,494	67,064
Depreciation and amortization	197,345	217,513	401,653	436,654
Impairments	8,825	85,341	169,342	85,341
Total operating expenses	287,396	391,547	719,569	695,429
Operating income	83,623	2,174	20,470	92,260
Other (expense) income:
Interest expense	(82,468)	(90,572)	(162,894)	(186,271)
Gain on extinguishment and forgiveness of debt, net	252	—	252	5,302
Other income, net	1,216	3,822	2,278	7,884
Equity in income and gain on disposition of unconsolidated entities	70	1,480	10,474	1,506
(Loss) gain on derivative instruments, net	(177)	311	(1,263)	(717)
Total other expenses, net	(81,107)	(84,959)	(151,153)	(172,296)
Income (loss) before taxes and real estate dispositions	2,516	(82,785)	(130,683)	(80,036)
Gain (loss) on disposition of real estate, net	437	(24,674)	17,612	(56,042)
Income (loss) before taxes	2,953	(107,459)	(113,071)	(136,078)
Benefit from (provision for) income taxes	280	(1,250)	224	(3,324)
Net income (loss)	3,233	(108,709)	(112,847)	(139,402)
Net (income) loss attributable to non-controlling interests (1)	(87)	2,187	2,907	2,910
Net income (loss) attributable to the General Partner	$3,146	$(106,522)	$(109,940)	$(136,492)

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.14)	$(0.16)	$(0.19)
Distributions declared per common share	$0.14	$—	$0.28	$—
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$3,233	$(108,709)	$(112,847)	$(139,402)
Other comprehensive loss (income):
Unrealized loss on interest rate derivatives	(3,287)	(585)	(12,989)	(10,981)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss) as interest expense	1,919	2,793	4,018	5,529
Unrealized gain (loss) on investment securities, net	391	(110)	(1,570)	686
Reclassification of previous unrealized loss on investment securities into net income (loss) as other income, net	—	110	—	110
Total other comprehensive (loss) income	(977)	2,208	(10,541)	(4,656)

Total comprehensive income (loss)	2,256	(106,501)	(123,388)	(144,058)
Comprehensive (income) loss attributable to non-controlling interests (1)	(62)	2,187	3,176	2,910
Total comprehensive income (loss) attributable to the General Partner	$2,194	$(104,314)	$(120,212)	$(141,148)
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2016	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Repurchases of common stock to settle tax obligation	—	—	(205,325)	(2)	(1,796)	—	—	(1,798)	—	(1,798)
Equity-based compensation, net	—	—	118,891	1	4,508	—	—	4,509	—	4,509
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on common stock	—	—	—	—	—	—	(248,575)	(248,575)	—	(248,575)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(6,596)	(6,596)
Distributions to participating securities	—	—	—	—	—	—	(335)	(335)	—	(335)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(35,874)	(35,874)	(72)	(35,946)
Cumulative-effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(109,940)	(109,940)	(2,907)	(112,847)
Other comprehensive loss	—	—	—	—	—	(10,272)	—	(10,272)	(269)	(10,541)
Balance, June 30, 2016	42,834,138	$428	904,797,960	$9,048	$11,934,864	$(12,297)	$(3,810,341)	$8,121,702	$180,803	$8,302,505

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(142,587)	(1)	(1,338)	—	—	(1,339)	—	(1,339)
Equity-based compensation, net	—	—	(325,171)	(3)	6,176	—	—	6,173	—	6,173
Tax shortfall from equity-based compensation	—	—	—	—	(544)	—	—	(544)	—	(544)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(5,814)	(5,814)
Distributions to participating securities	—	—	—	—	—	—	(5)	(5)	—	(5)
Distributions to preferred shareholders	—	—	—	—	—	—	(35,946)	(35,946)	—	(35,946)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	3,041	3,041
Net loss	—	—	—	—	—	—	(136,492)	(136,492)	(2,910)	(139,402)
Other comprehensive loss	—	—	—	—	—	(4,656)	—	(4,656)	—	(4,656)
Balance, June 30, 2015	42,834,138	$428	905,062,673	$9,051	$11,924,547	$(1,928)	$(2,951,019)	$8,981,079	$222,759	$9,203,838

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(112,847)	$(139,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	410,268	444,713
(Gain) loss on real estate assets and joint venture, net	(27,810)	56,042
Impairments	169,342	85,341
Equity-based compensation	4,509	6,173
Equity in income of unconsolidated entities	(276)	(1,503)
Distributions from unconsolidated entities	2,571	5,229
Loss on derivative instruments	1,263	717
(Gain) on investment securities	—	(61)
Gain on extinguishment and forgiveness of debt, net	(252)	(5,307)
Changes in assets and liabilities:
Investment in direct financing leases	1,290	986
Rent and tenant receivables and other assets, net	(34,799)	(41,788)
Due from affiliates	2,590	32,666
Accounts payable and accrued expenses	6,717	14,841
Deferred rent, derivative and other liabilities	(12,140)	(7,581)
Due to affiliates	(230)	(291)
Net cash provided by operating activities	410,196	450,775
Cash flows from investing activities:
Investments in real estate assets	(19,952)	(10,207)
Capital expenditures and leasing costs	(6,022)	(6,791)
Real estate developments	(5,071)	(35,370)
Principal repayments received from borrowers	4,370	5,028
Proceeds from disposition of real estate and joint venture	345,251	324,949
Investment in leasehold improvements and other assets	(1,007)	—
Proceeds from sale of investments and other assets	—	229
Deposits for real estate assets	(7,573)	(7,555)
Uses and refunds of deposits for real estate assets	6,014	11,878
Line of credit advances to affiliates	—	(10,000)
Line of credit repayments from affiliates	50,000	10,000
Change in restricted cash	(1,070)	4,927
Net cash provided by investing activities	364,940	287,088
Cash flows from financing activities:
Proceeds from mortgage notes payable	511	1,314
Payments on mortgage notes payable and other debt	(106,707)	(106,799)
Proceeds from credit facility	453,000	—
Payments on credit facility	(858,000)	(884,000)
Proceeds from corporate bonds	1,000,000	—
Payments of deferred financing costs	(16,727)	(334)
Repurchases of common stock to settle tax obligations	(1,798)	(1,339)
Contributions from non-controlling interest holders	675	—
Distributions paid	(285,573)	(41,765)
Net cash provided by (used in) financing activities	185,381	(1,032,923)
Net change in cash and cash equivalents	960,517	(295,060)
Cash and cash equivalents, beginning of period	69,103	416,711
Cash and cash equivalents, end of period	$1,029,620	$121,651

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$2,992,848	$3,120,653
Buildings, fixtures and improvements	10,956,605	11,445,690
Intangible lease assets	2,102,606	2,218,378
Total real estate investments, at cost	16,052,059	16,784,721
Less: accumulated depreciation and amortization	2,029,121	1,778,597
Total real estate investments, net	14,022,938	15,006,124
Investment in unconsolidated entities	22,435	56,824
Investment in direct financing leases, net	43,155	46,312
Investment securities, at fair value	48,347	53,304
Mortgage notes receivable, net	23,297	24,238
Cash and cash equivalents	1,029,620	69,103
Restricted cash	60,837	59,767
Intangible assets, net	37,088	50,779
Rent and tenant receivables and other assets, net	333,124	303,637
Goodwill	1,620,233	1,656,374
Due from affiliates	8,043	60,633
Real estate assets held for sale, net	159,394	18,771
Total assets	$17,408,511	$17,405,866

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,938,072	$3,111,985
Corporate bonds, net	3,522,297	2,536,333
Convertible debt, net	968,059	962,894
Credit facility, net	1,045,872	1,448,590
Below-market lease liabilities, net	237,403	251,692
Accounts payable and accrued expenses	163,122	151,877
Deferred rent, derivative and other liabilities	84,486	87,490
Distributions payable	146,695	140,816
Due to affiliates	—	230
Total liabilities	9,106,006	8,691,907
Commitments and contingencies (Note 14)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of June 30, 2016 and December 31, 2015	889,695	925,569
General Partner's common equity, 904,797,960 and 904,884,394 General Partner OP Units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	7,232,007	7,598,418
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of June 30, 2016 and December 31, 2015	3,243	3,315
Limited Partner's common equity, 23,763,797 Limited Partner OP Units issued and outstanding as of each of June 30, 2016 and December 31, 2015	175,121	184,800
Total partners’ equity	8,300,066	8,712,102
Non-controlling interests	2,439	1,857
Total equity	8,302,505	8,713,959
Total liabilities and equity	$17,408,511	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$311,352	$341,183	$625,323	$683,942
Direct financing lease income	535	697	1,104	1,438
Operating expense reimbursements	26,646	25,312	49,893	48,286
Cole Capital revenue	32,486	26,529	63,719	54,023
Total revenues	371,019	393,721	740,039	787,689
Operating expenses:
Cole Capital reallowed fees and commissions	6,975	3,710	15,043	5,741
Acquisition related	41	1,563	283	3,745
Litigation and other non-routine costs, net of insurance recoveries	2,917	16,864	(2,258)	33,287
Property operating	38,199	32,598	73,012	63,597
General and administrative	33,094	33,958	62,494	67,064
Depreciation and amortization	197,345	217,513	401,653	436,654
Impairments	8,825	85,341	169,342	85,341
Total operating expenses	287,396	391,547	719,569	695,429
Operating income	83,623	2,174	20,470	92,260
Other (expense) income:
Interest expense	(82,468)	(90,572)	(162,894)	(186,271)
Gain on extinguishment and forgiveness of debt, net	252	—	252	5,302
Other income, net	1,216	3,822	2,278	7,884
Equity in income and gain on disposition of unconsolidated entities	70	1,480	10,474	1,506
(Loss) gain on derivative instruments, net	(177)	311	(1,263)	(717)
Total other expenses, net	(81,107)	(84,959)	(151,153)	(172,296)
Income (loss) before taxes and real estate dispositions	2,516	(82,785)	(130,683)	(80,036)
Gain (loss) on disposition of real estate, net	437	(24,674)	17,612	(56,042)
Income (loss) before taxes	2,953	(107,459)	(113,071)	(136,078)
Benefit from (provision for) income taxes	280	(1,250)	224	(3,324)
Net income (loss)	3,233	(108,709)	(112,847)	(139,402)
Net (income) loss attributable to non-controlling interests (1)	(4)	(613)	35	(793)
Net income (loss) attributable to the OP	$3,229	$(109,322)	$(112,812)	$(140,195)

Basic and diluted net loss per unit attributable to common unitholders	$(0.02)	$(0.14)	$(0.16)	$(0.19)
Distributions declared per common unit	$0.14	$—	$0.28	$—
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$3,233	$(108,709)	$(112,847)	$(139,402)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(3,287)	(585)	(12,989)	(10,981)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss) as interest expense	1,919	2,793	4,018	5,529
Unrealized gain (loss) on investment securities, net	391	(110)	(1,570)	686
Reclassification of previous unrealized loss on investment securities into net income (loss) as other income, net	—	110	—	110
Total other comprehensive (loss) income	(977)	2,208	(10,541)	(4,656)

Total comprehensive income (loss)	2,256	(106,501)	(123,388)	(144,058)
Comprehensive (income) loss attributable to non-controlling interests (1)	(4)	(613)	35	(793)
Total comprehensive income (loss) attributable to the OP	$2,252	$(107,114)	$(123,353)	$(144,851)
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2016	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(205,325)	(1,798)	—	—	(1,798)	—	(1,798)
Equity-based compensation, net	—	—	—	—	118,891	4,509	—	—	4,509	—	4,509
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(248,910)	—	(6,538)	(255,448)	(58)	(255,506)
Distributions to Preferred OP Units	—	(35,874)	—	(72)	—	—	—	—	(35,946)	—	(35,946)
Net loss	—	—	—	—	—	(109,940)	—	(2,872)	(112,812)	(35)	(112,847)
Other comprehensive loss	—	—	—	—	—	(10,272)	—	(269)	(10,541)	—	(10,541)
Balance, June 30, 2016	42,834,138	$889,695	86,874	$3,243	904,797,960	$7,232,007	23,763,797	$175,121	$8,300,066	$2,439	$8,302,505

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2015	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(142,587)	(1,339)	—	—	(1,339)	—	(1,339)
Equity-based compensation, net	—	—	—	—	(325,171)	6,173	—	—	6,173	—	6,173
Tax shortfall from equity-based compensation	—	—	—	—	—	(544)	—	—	(544)	—	(544)
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(5)	—	—	(5)	(5,814)	(5,819)
Distributions to Preferred OP Units	—	(35,946)	—	—	—	—	—	—	(35,946)	—	(35,946)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	3,041	3,041
Net loss	—	—	—	—	—	(136,492)	—	(3,703)	(140,195)	793	(139,402)
Other comprehensive loss	—	—	—	—	—	(4,530)	—	(126)	(4,656)	—	(4,656)
Balance, June 30, 2015	42,834,138	$961,041	86,874	$3,375	905,062,673	$8,020,430	23,763,797	$197,273	$9,182,119	$21,719	$9,203,838

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(112,847)	$(139,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	410,268	444,713
(Gain) loss on real estate assets and joint venture, net	(27,810)	56,042
Impairments	169,342	85,341
Equity-based compensation	4,509	6,173
Equity in income of unconsolidated entities	(276)	(1,503)
Distributions from unconsolidated entities	2,571	5,229
Loss on derivative instruments	1,263	717
(Gain) on investment securities	—	(61)
Gain on extinguishment and forgiveness of debt, net	(252)	(5,307)
Changes in assets and liabilities:
Investment in direct financing leases	1,290	986
Rent and tenant receivables and other assets, net	(34,799)	(41,788)
Due from affiliates	2,590	32,666
Accounts payable and accrued expenses	6,717	14,841
Deferred rent, derivative and other liabilities	(12,140)	(7,581)
Due to affiliates	(230)	(291)
Net cash provided by operating activities	410,196	450,775
Cash flows from investing activities:
Investments in real estate assets	(19,952)	(10,207)
Capital expenditures and leasing costs	(6,022)	(6,791)
Real estate developments	(5,071)	(35,370)
Principal repayments received from borrowers	4,370	5,028
Proceeds from disposition of real estate and joint venture	345,251	324,949
Investment in leasehold improvements and other assets	(1,007)	—
Proceeds from sale of investments and other assets	—	229
Deposits for real estate assets	(7,573)	(7,555)
Uses and refunds of deposits for real estate assets	6,014	11,878
Line of credit advances to affiliates	—	(10,000)
Line of credit repayments from affiliates	50,000	10,000
Change in restricted cash	(1,070)	4,927
Net cash provided by investing activities	364,940	287,088
Cash flows from financing activities:
Proceeds from mortgage notes payable	511	1,314
Payments on mortgage notes payable and other debt	(106,707)	(106,799)
Proceeds from credit facility	453,000	—
Payments on credit facility	(858,000)	(884,000)
Proceeds from corporate bonds	1,000,000	—
Payments of deferred financing costs	(16,727)	(334)
Repurchases of common units to settle tax obligations	(1,798)	(1,339)
Contributions from non-controlling interest holders	675	—
Distributions paid	(285,573)	(41,765)
Net cash provided by (used in) financing activities	185,381	(1,032,923)
Net change in cash and cash equivalents	960,517	(295,060)
Cash and cash equivalents, beginning of period	69,103	416,711
Cash and cash equivalents, end of period	$1,029,620	$121,651

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited)

Note 1 – Organization
VEREIT is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. VEREIT Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), is a Delaware limited partnership of which the General Partner is the sole general partner. VEREIT’s common stock, par value $0.01 per share (“Common Stock”), and its 6.70% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”) trade on the New York Stock Exchange (“NYSE”) under the trading symbols, “VER” and “VER PRF,” respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with its consolidated subsidiaries, including the OP.
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
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.4% of the common equity interests in the OP as of June 30, 2016 with the remaining 2.6% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
June 30, 2016 (Unaudited) – (Continued)

Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 24, 2016. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2016. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both June 30, 2016 and December 31, 2015, there were approximately 23.8 million Limited Partner OP Units outstanding.

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
The Company then qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE, which is generally defined as the party who has a controlling financial interest in the VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate these VIEs based on standards set forth in U.S. GAAP.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
Restricted Cash
The Company had $60.8 million and $59.8 million, respectively, in restricted cash as of June 30, 2016 and December 31, 2015. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at June 30, 2016 was $49.8 million in lender reserves and $11.0 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2015 was $47.9 million in lender reserves and $11.9 million held in restricted lockbox accounts.
Revenue Recognition – REI
The Company’s revenues, which primarily consist of rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial non-cancelable term of the lease. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in rent and tenant receivables and other assets, net, in the consolidated balance sheets. See Note 8 – Rent and Tenant Receivables and Other Assets, Net. Cost recoveries from tenants are included in operating expense reimbursements in the consolidated statements of operations in the period the related costs are incurred. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of June 30, 2016 and December 31, 2015, the Company had $61.5 million and $67.2 million, respectively, of deferred rental income, which is included in deferred rent, derivative and other liabilities in the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets or record a direct write-off of the receivable in the consolidated statements of operations as a reduction to rental income. As of June 30, 2016 and December 31, 2015, the Company maintained an allowance for uncollectible accounts of $7.8 million and $6.6 million, respectively.
Revenue Recognition – Cole Capital
Revenue includes securities sales commissions, dealer manager fees, real estate acquisition fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Cole REITs’ offerings and the investment and management of their respective assets, in accordance with the respective dealer manager and advisory agreements. The Company records revenue related to acquisition fees, securities sales commissions and dealer manager fees upon completion of a transaction and advisory, asset and property management fees as services are performed. The Company also earns property management, asset management and disposition fees from certain joint ventures and other real estate programs. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commissions and dealer manager reimbursements are recorded as revenue as the expenses are incurred, as long as reimbursement is reasonably assured. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. Refer to Note 17 – Related Party Transactions and Arrangements for further discussion.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Acquisition Related Expenses and Litigation and Other Non-routine Costs
All costs incurred as a result of a business combination are classified as acquisition related expenses or other non-routine transaction related expenses and expensed as incurred. Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions, including purchases of portfolios. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicates that the activities driving the cost directly relate to activities necessary to complete, or effect, self-originating purchases are classified as acquisition related expenses.
Similar costs incurred in relation to mergers (which are not considered self-originating purchases) and litigation resulting therefrom and other non-routine transactions are included in litigation and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. The Company has also incurred legal fees and other costs associated with the Audit Committee Investigation (defined below) and the litigations and investigations resulting therefrom, which are considered non-routine. The Company has directors’ and officers’ insurance and has recovered certain amounts related to such policies.
Litigation and other non-routine costs include the following costs (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$3,450	$14,386	$8,192	$29,702
Legal fees and expenses (2)	13	2,478	96	2,953
Other fees and expenses	—	—	—	632
Total costs incurred	3,463	16,864	8,288	33,287
Insurance recoveries	(546)	—	(10,546)	—
Total	$2,917	$16,864	$(2,258)	$33,287
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
As of June 30, 2016, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2011 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an amendment to ASU 2014-09, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), was issued to defer the effective date for all entities by one year. For public business entities, certain not-for-profit entities and certain employee benefit plans, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard on its financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (Topic 815). The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting (“ASU 2016-09”), which affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The guidance will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this guidance during the first quarter of 2016, which did not have a material effect on the Company’s consolidated financial statements. In connection with the adoption, the Company modified the consolidated statement of changes in equity to include the line item cumulative-effect adjustment for equity-based compensation forfeitures, which represents application of the accounting change on a modified retrospective basis.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
Note 3 – Segment Reporting
The Company has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of June 30, 2016, the Company owned 4,291 properties comprising 98.2 million square feet of retail and commercial space located in 49 states, the District of Columbia, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 97.7% leased with a weighted-average remaining lease term of 10.2 years. In addition, as of June 30, 2016, the Company owned nine commercial mortgage-backed securities (“CMBS”) and nine mortgage notes receivable.
Cole Capital – Through its Cole Capital segment, the Company is responsible for managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); Cole Credit Property Trust V, Inc. (“CCPT V”); and other real estate offerings in registration (collectively with CCPT IV, INAV, CCIT II and CCPT V, the “Cole REITs”), raising capital for those Cole REITs still in offering, identifying and making acquisitions and investments on the Cole REITs’ behalf and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Cole REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings. See Note 17 – Related Party Transactions and Arrangements for further discussion on the Cole REITs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REI segment:
Revenues:
Rental income	$311,352	$341,183	$625,323	$683,942
Direct financing lease income	535	697	1,104	1,438
Operating expense reimbursements	26,646	25,312	49,893	48,286
Total real estate investment revenues	338,533	367,192	676,320	733,666
Operating expenses:
Acquisition related	27	1,563	244	3,286
Litigation and other non-routine costs, net of insurance recoveries	2,917	16,864	(2,258)	33,287
Property operating	38,199	32,598	73,012	63,597
General and administrative	13,701	16,827	25,929	32,197
Depreciation and amortization	190,236	209,122	386,227	419,910
Impairment of real estate	8,825	85,341	169,342	85,341
Total operating expenses	253,905	362,315	652,496	637,618
Operating income	84,628	4,877	23,824	96,048
Other (expense) income:
Interest expense	(82,468)	(90,572)	(162,894)	(186,271)
Gain on extinguishment and forgiveness of debt, net	252	—	252	5,302
Other income, net	1,216	3,430	1,784	6,273
Equity in income and gain on disposition of unconsolidated entities	70	1,480	10,474	1,506
(Loss) gain on derivative instruments, net	(177)	311	(1,263)	(717)
Total other expenses, net	(81,107)	(85,351)	(151,647)	(173,907)
Income (loss) before taxes and real estate dispositions	3,521	(80,474)	(127,823)	(77,859)
Gain (loss) on disposition of real estate, net	437	(24,674)	17,612	(56,042)
Income (loss) before taxes	3,958	(105,148)	(110,211)	(133,901)
Provision for income taxes	(1,791)	(3,119)	(3,156)	(4,973)
Net income (loss)	$2,167	$(108,267)	$(113,367)	$(138,874)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$10,914	$5,516	$23,305	$8,633
Transaction service fees and reimbursements	4,476	7,036	6,860	17,296
Management fees and reimbursements	17,096	13,977	33,554	28,094
Total Cole Capital revenues	32,486	26,529	63,719	54,023
Operating expenses:
Cole Capital reallowed fees and commissions	6,975	3,710	15,043	5,741
Acquisition related	14	—	39	459
General and administrative	19,393	17,131	36,565	34,867
Depreciation and amortization	7,109	8,391	15,426	16,744
Total operating expenses	33,491	29,232	67,073	57,811
Operating loss	(1,005)	(2,703)	(3,354)	(3,788)
Total other income, net	—	392	494	1,611
Loss before taxes	(1,005)	(2,311)	(2,860)	(2,177)
Benefit from income taxes	2,071	1,869	3,380	1,649
Net income (loss)	$1,066	$(442)	$520	$(528)

Total Company:
Total revenues	$371,019	$393,721	$740,039	$787,689
Total operating expenses	$(287,396)	$(391,547)	$(719,569)	$(695,429)
Total other expense, net	$(81,107)	$(84,959)	$(151,153)	$(172,296)
Net income (loss)	$3,233	$(108,709)	$(112,847)	$(139,402)

	Total Assets
	June 30, 2016	December 31, 2015
REI segment	$17,006,098	$16,966,729
Cole Capital segment	402,413	439,137
Total Company	$17,408,511	$17,405,866
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
The fair value of the Cole Capital segment is dependent upon actual results, including, but not limited to, the timing and amount of aggregate capital raised and deployed on behalf of the Cole REITs, which is influenced by the Company’s ability to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements, as well as regulatory requirements affecting broker-dealers. If the Company is unable to reinstate selling agreements or raise and deploy capital as estimated, the fair values of the Cole Capital segment and intangible assets may be less than the respective carrying value, resulting in an impairment that could have a material effect on a Company’s financial results. In addition, the actual timing of closing an offering or executing a liquidity event on behalf of a Cole REIT or the commencement of operations of newly formed REITs, which are not yet effective, may differ from the Company’s assumptions.
During the six months ended June 30, 2016 and 2015, management monitored the actual performance of the business segments relative to the fair value assumptions used during the annual goodwill impairment test. For the periods presented, management determined it remains more likely than not that the fair value of the reporting unit is greater than its carrying value.
The following table summarizes the Company’s goodwill activity by segment during the six months ended June 30, 2016 and 2015 (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance as of December 31, 2015	$1,410,631	$245,743	$1,656,374
Goodwill allocated to dispositions and held for sale assets (1)	(36,141)	—	$(36,141)
Balance as of June 30, 2016	$1,374,490	$245,743	$1,620,233

	REI Segment	Cole Capital Segment	Consolidated
Balance as of December 31, 2014	$1,509,396	$385,398	$1,894,794
Goodwill allocated to dispositions and held for sale assets (1)	(47,499)	—	(47,499)
Balance as of June 30, 2015	$1,461,897	$385,398	$1,847,295
_______________________________________________

(1)	Included in gain (loss) on disposition of real estate, net, in the consolidated statement of operations.
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
The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Cole REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. There were no events or changes in circumstances that indicated that intangible assets were impaired during the six months ended June 30, 2016 or 2015.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

The Company recorded $6.2 million and $13.7 million of amortization expenses related to the intangible assets for the three and six months ended June 30, 2016, respectively and $7.5 million and $15.0 million of amortization expense related to the intangible assets for the three and six months ended June 30, 2015, respectively. The estimated amortization expense is expected to be $12.5 million for the remainder of the year ending December 31, 2016, $16.6 million and $4.0 million for the years ending December 31, 2017 and 2018, respectively, and $3.8 million for the nine months ended September 30, 2019. The intangible assets were $37.1 million and $50.8 million, net of accumulated amortization of $17.1 million and $3.4 million, respectively, as of June 30, 2016 and December 31, 2015.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	June 30, 2016	December 31, 2015
Intangible lease assets:
In-place leases, net of accumulated amortization of $439,249 and $398,770, respectively	14.9	$1,306,345	$1,458,354
Leasing commissions, net of accumulated amortization of $1,428 and $1,035, respectively	9.2	6,647	4,872
Above-market leases, net of accumulated amortization of $58,083 and $47,041, respectively	16.7	290,854	308,306
Total intangible lease assets, net		$1,603,846	$1,771,532

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $47,309 and $38,340, respectively	18.1	$237,403	$251,692
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of June 30, 2016 (amounts in thousands):

	July 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases:
Total projected to be included in amortization expense	$166,779	$152,212	$139,390	$127,892	$119,201
Leasing Commissions
Total projected to be included in amortization expense	968	971	783	709	668
Above-market lease assets:
Total projected to be deducted from rental income	25,578	25,193	24,658	22,703	22,236
Below-market lease liabilities:
Total projected to be included in rental income	25,231	20,340	20,013	19,275	18,082

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
The Company acquired controlling financial interests in one commercial property for a purchase price of $20.0 million during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company acquired controlling interests in 14 commercial properties, including nine land parcels, for an aggregate purchase price of $10.2 million.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Real estate investments, at cost:
Land	$4,215	$4,183
Buildings, fixtures and improvements	14,555	5,249
Total tangible assets	18,770	9,432
Acquired intangible assets:
In-place leases	1,182	715
Above-market leases	—	168
Assumed intangible liabilities:
Below-market leases	—	(108)
Total purchase price of assets acquired	$19,952	$10,207
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
July 1, 2016 - December 31, 2016	$567,227	$2,119
2017	1,144,030	3,932
2018	1,119,467	3,016
2019	1,079,266	2,397
2020	1,040,706	2,023
Thereafter	7,743,616	5,893
Total	$12,694,312	$19,380
____________________________________

(1)
34 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Future minimum lease payments receivable	$19,380	$21,993
Unguaranteed residual value of property	29,877	31,562
Unearned income	(6,102)	(7,243)
Net investment in direct financing leases	$43,155	$46,312

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Development Activities
As of June 30, 2016 and December 31, 2015, the Company had $10.7 million and $20.0 million, respectively, of land and construction in progress. The Company has contracted with a developer to complete a portfolio of build-to-suit development projects, of which 36 have been completed as of June 30, 2016, for an aggregate cost of $52.3 million and one remaining project is expected to be completed within the next six months. Pursuant to the agreement between the Company and the developer, the Company will acquire the respective land parcel for each development and subsequently pay a fixed construction draw until the project is complete.
In addition, during the six months ended June 30, 2016, four development projects were completed and placed into service for an aggregate cost of $11.3 million. During the six months ended June 30, 2016 and 2015, the Company capitalized $0.2 million and $0.3 million, respectively, of interest expense associated with development projects. Below is a summary of the construction commitments as of June 30, 2016 (dollar amounts in thousands):

Development projects in progress	2

Investment to date	$3,581
Estimated cost to complete (1)	1,937
Total Investment (2)	$5,518
_______________________________________________

(1)	The Company is contractually committed to fund a developer $0.8 million to complete the remaining build-to-suit development project.

(2)
Excludes tenant improvement costs incurred in accordance with existing leases. As of June 30, 2016, $7.1 million of tenant improvement costs were included in buildings, fixtures and improvements in the consolidated financial statements.

Property Dispositions and Held for Sale Assets
During the six months ended June 30, 2016, the Company disposed of 145 properties for an aggregate gross sales price of $381.3 million, of which our share was $368.4 million after the profit participation payment related to the disposition of 24 Red Lobster properties. The dispositions resulted in proceeds of $303.0 million after a debt assumption of $55.0 million and closing costs. The Company recorded a gain of $22.2 million related to the sales, which included $21.5 million of goodwill allocated in the cost basis of such properties, which is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations. During the six months ended June 30, 2015, the Company disposed of 15 properties and one property owned by a consolidated joint venture for an aggregate gross sales price of $352.3 million, resulting in proceeds of $324.9 million after debt assumptions and closing costs. The Company recorded a loss of $32.8 million, including $29.7 million of goodwill allocation related to the sales. The Company has no continuing involvement with these properties. The dispositions were not classified as discontinued operations for any period presented.
During the six months ended June 30, 2016, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $113.5 million, of which our share was $102.1 million based on our ownership interest in the joint venture, resulting in proceeds of $42.3 million after debt repayments of $57.0 million and closing costs. The Company recorded a gain of $10.2 million related to the sale, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
As of June 30, 2016, there were 28 properties classified as held for sale which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the six months ended June 30, 2016 and 2015, the Company recorded a loss of $4.6 million and $23.2 million, respectively, related to properties classified as held for sale during the respective periods, which included $14.6 million and $17.8 million, respectively, of goodwill allocated to the cost basis of such properties, for the six months ended June 30, 2016. The loss on properties held for sale is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations. As of December 31, 2015, there were 17 properties classified as held for sale, all of which were sold during the three months ended March 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
During the six months ended June 30, 2016, management identified certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurant properties filed for bankruptcy during the six months ended June 30, 2016. As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets with carrying values totaling $641.9 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $472.6 million resulting in impairment charges of $169.3 million during the six months ended June 30, 2016. During the six months ended June 30, 2015, real estate assets with carrying values totaling $319.3 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $234.0 million, resulting in impairment charges of $85.3 million.
Consolidated Joint Ventures
The Company had interests in two joint ventures that owned two properties as of each of June 30, 2016 and December 31, 2015 (the “Consolidated Joint Ventures”). As of June 30, 2016 and December 31, 2015, the Consolidated Joint Ventures had total assets of $58.7 million and $58.5 million, of which $54.9 million and $55.2 million, respectively, were real estate investments, net of accumulated depreciation and amortization. One property secured a mortgage note payable of $9.0 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the Consolidated Joint Ventures. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of each partner (the “Partner”) in accordance with the joint venture agreement for any major transactions. The Company and each Partner are subject to the provisions of each joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. The Partners’ share of the Consolidated Joint Ventures’ income was $4,000 for the three months ended June 30, 2016 and the Partners’ share of the Consolidated Joint Ventures’ loss was $35,000 for the six months ended June 30, 2016. The Partners’ share of the Consolidated Joint Ventures’ income or loss is included in net (income) loss attributable to non-controlling interests in the consolidated statements of operations.
The Partners’ share of income from four consolidated joint ventures was $0.6 million and $0.8 million for the three and six months ended June 30, 2015, respectively, and is included in net (income) loss attributable to non-controlling interests in the consolidated statements of operations. The Company disposed of its interest in two of these consolidated joint ventures on or after June 30, 2015.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint ventures consisted of interests in two joint ventures that owned two properties, which were comprised of 0.5 million square feet of retail space as of June 30, 2016, and interests in three joint ventures that owned three properties, which were comprised of 0.9 million square feet of retail and office space as of December 31, 2015. As of June 30, 2016 and December 31, 2015, the Company owned aggregate equity investments of $18.7 million and $52.8 million, respectively, in unconsolidated joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint ventures. As of June 30, 2016, the Company’s maximum exposure to risk was $18.7 million, the carrying value of the investments, which is presented in the investment in unconsolidated entities line item in the consolidated balance sheets. The unconsolidated joint ventures had total debt outstanding of $46.2 million as of June 30, 2016, none of which is recourse to the Company, as discussed in Note 10 – Debt. The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Company records its proportionate share of net income (loss) from the unconsolidated joint ventures in the equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three and six months ended June 30, 2016, the Company recognized $0.1 million and $0.4 million of net income, respectively,  from the unconsolidated joint ventures which owned two and three properties, respectively. During the three and six months ended June 30, 2015, the Company recognized $1.3 million and $1.4 million of net income, respectively, from unconsolidated joint ventures which owned six properties.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the unconsolidated joint ventures as of June 30, 2016 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership % (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$6,283
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	12,448
			$18,731
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

(2)
The total carrying amount of the investments is greater than the underlying equity in net assets by $6.6 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

Tenant Concentration
As of June 30, 2016, there were no tenants exceeding 10% of the Company’s consolidated annualized rental income. Annualized rental income is rental revenue under the Company’s leases, reflecting straight-line rent adjustments associated with contractual rent increases in the leases as required by U.S. GAAP, which includes the effect of any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent.
Geographic Concentration
As of June 30, 2016, properties located in Texas represented 13.3% of the Company’s consolidated annualized rental income. There were no other geographic concentrations exceeding 10% of the Company’s consolidated annualized rental income as of June 30, 2016.
Industry Concentration
As of June 30, 2016, tenants in the restaurant - casual dining and manufacturing industries accounted for 16.3% and 10.2% of the Company’s consolidated annualized rental income, respectively. There were no other industry concentrations exceeding 10% of the Company’s consolidated annualized rental income as of June 30, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
The following tables detail the unrealized gains and losses on investment securities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,728	$1,717	$(2,098)	$48,347

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$52,115	$2,169	$(980)	$53,304
As of June 30, 2016 and December 31, 2015, the Company owned nine and ten CMBS, respectively, with an estimated aggregate fair value of $48.3 million and $53.3 million, respectively. During the six months ended June 30, 2016, one CMBS with a carrying value of less than $0.1 million at December 31, 2015, was paid in full prior to its maturity. The Company generally receives monthly payments of principal and interest on the CMBS. As of June 30, 2016, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of June 30, 2016, the fair value of six CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the impaired security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2016, the Company had no other-than-temporary impairment losses.
The scheduled maturity of the Company’s CMBS as of June 30, 2016 are as follows (in thousands):

	June 30, 2016
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	21,578	22,463
Due after five years through 10 years	12,616	10,607
Due after 10 years	14,534	15,277
Total	$48,728	$48,347
Note 7 – Mortgage Notes Receivable
As of June 30, 2016, the Company owned nine mortgage notes receivable with a weighted-average interest rate of 6.3% and weighted-average years to maturity of 13.5 years. During the six months ended June 30, 2016, one note with a carrying value of $0.4 million at December 31, 2015, reached maturity and was paid in full. The following table details the mortgage notes receivable as of June 30, 2016 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$25,244	$23,297	5.9%	–	7.2%	May 2020	–	January 2033

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to June 30, 2016 (in thousands):

Outstanding Balance
Due within one year	$1,050
Due after one year through five years	5,350
Due after five years through 10 years	6,821
Due after 10 years(1)	15,923
Total	$29,144
____________________________________

(1)	Includes additional $3.9 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to June 30, 2016.
Note 8 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable, net (1)	$46,533	$44,798
Straight-line rent receivable	187,721	161,079
Deferred costs, net (2)	23,374	26,110
Prepaid expenses	11,981	9,773
Leasehold improvements, property and equipment, net (3)	17,551	18,180
Restricted escrow deposits	2,746	1,190
Deferred tax asset and tax receivable	28,284	25,287
Program development costs, net (4)	12,115	12,855
Interest rate swap assets, at fair value	—	1,892
Other assets	2,819	2,473
Total	$333,124	$303,637
___________________________________

(1)	Allowance for doubtful accounts was $7.8 million and $6.6 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
Amortization expense for deferred costs related to the revolving credit facility totaled $2.6 million and $5.2 million for the three and six months ended June 30, 2016, respectively, and $2.7 million and $5.5 million for the three and six months ended June 30, 2015, respectively. Accumulated amortization for deferred costs related to the revolving credit facility were $24.6 million and $19.4 million as of June 30, 2016 and December 31, 2015, respectively.

(3)
Amortization expense for leasehold improvements totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2015, respectively. Accumulated amortization was $3.2 million and $2.6 million as of June 30, 2016 and December 31, 2015, respectively. Depreciation expense for property and equipment totaled $0.5 million for each of the three month periods ended June 30, 2016 and 2015 and $1.0 million for each of the six month periods ended June 30, 2016 and 2015, respectively. Accumulated depreciation was $4.7 million and $3.7 million as of June 30, 2016 and December 31, 2015, respectively.

(4)	As of June 30, 2016 and December 31, 2015, the Company had reserves of $43.9 million and $34.8 million, respectively, relating to the program development costs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2016. The Company expects that changes in classifications between levels will be infrequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 6 – Investment Securities, at Fair Value and Note 11 – Derivatives and Hedging Activities, as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2016
Assets:
CMBS	$—	$—	$48,347	$48,347
Liabilities:
Derivative liabilities	$—	$(15,241)	$—	$(15,241)

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets:
CMBS	$—	$—	$53,304	$53,304
Derivative assets	—	1,892	—	1,892
Total assets	$—	$1,892	$53,304	$55,196
Liabilities:
Derivative liabilities	$—	$(6,922)	$—	$(6,922)
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
June 30, 2016 (Unaudited) – (Continued)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2016 and 2015 (in thousands):

CMBS
Beginning balance, December 31, 2015	$53,304
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(1,570)
Purchases, issuances, settlements and amortization:
Principal payments received	(3,499)
Amortization included in net income	112
Ending Balance, June 30, 2016	$48,347

CMBS
Beginning balance, December 31, 2014	$58,646
Total gains and losses:
Unrealized gain included in other comprehensive income, net	686
Purchases, issuances, settlements and amortization:
Principal payments received	(3,596)
Amortization included in net income	66
Ending Balance, June 30, 2015	$55,802

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at June 30, 2016	Fair Value at June 30, 2016	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Assets:
Mortgage notes receivable	3	$23,297	$32,848	$24,238	$31,842

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,956,737	$3,072,968	$3,133,005	$3,240,153
Corporate bonds, net	2	3,547,648	3,585,672	2,547,255	2,580,786
Convertible debt, net	2	984,634	1,012,998	982,217	1,007,042
Credit facility	2	1,055,000	1,055,585	1,460,000	1,536,264
Total liabilities		$8,544,019	$8,727,223	$8,122,477	$8,364,245
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Mortgage notes receivable – The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate market interest rates.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of observable market interest rates. Corporate bonds and convertible debt are valued using quoted market prices in active markets with limited trading volume when available.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Assets
As discussed in Note 5 – Real Estate Investments, during the six months ended June 30, 2016, real estate assets related to 132 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $472.6 million, resulting in impairment charges of $169.3 million. During the six months ended June 30, 2015, $85.3 million impairment charges were recorded. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For our impairment tests for the real estate assets during the six months ended June 30, 2016, we used a range of discount rates from of 7.5% to 9.0% with a weighted-average rate of 8.0% and capitalization rates from 7.0% to 12.5% with a weighted-average rate of 7.9%.
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2016 (dollar amounts in thousands):

Six Months Ended June 30, 2016
Properties impaired	132

Asset classes impaired:
Investment in real estate assets, net	$169,762
Below-market lease liabilities, net	(420)
Total impairment loss	$169,342

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Note 10 – Debt
As of June 30, 2016, the Company had $8.5 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 3.9 years and a weighted-average interest rate of 3.9%. The following table summarizes the carrying value of debt as of June 30, 2016 and December 31, 2015, and the debt activity for the six months ended June 30, 2016 (in thousands):

		Six Months Ended June 30, 2016
	Balance as of December 31, 2015	Debt Issuances	Repayments, Extinguishment and Assumptions		(Accretion) and Amortization	Balance as of June 30, 2016
Mortgage notes payable:
Outstanding balance	$3,039,882	$512	$(159,137)	(1)	$—	$2,881,257
Net premiums (2)	59,402	—	(1,389)	(1)	(11,141)	46,872
Deferred costs	(21,020)	—	339	(1)	2,016	(18,665)
Other debt:						—
Outstanding balance	33,463	—	(5,020)		—	28,443
Premium (2)	258	—	—		(93)	165
Mortgages and other debt, net	3,111,985	512	(165,207)		(9,218)	2,938,072
Corporate bonds:
Outstanding balance	2,550,000	1,000,000	—		—	3,550,000
Discount (3)	(2,745)	—	—		393	(2,352)
Deferred costs	(10,922)	(16,941)	—		2,512	(25,351)
Corporate bonds, net	2,536,333	983,059	—		2,905	3,522,297
Convertible debt:
Outstanding balance	1,000,000	—	—		—	1,000,000
Discount (3)	(17,779)	—	—		2,413	(15,366)
Deferred costs	(19,327)	—	—		2,752	(16,575)
Convertible debt, net	962,894	—	—		5,165	968,059
Credit facility:
Outstanding balance	1,460,000	453,000	(858,000)		—	1,055,000
Deferred costs (4)	(11,410)	—	—		2,282	(9,128)
Credit facility, net	1,448,590	453,000	(858,000)		2,282	1,045,872

Total debt	$8,059,802	$1,436,571	$(1,023,207)		$1,134	$8,474,300
____________________________________

(1)
Includes $56.4 million of notes repaid prior to maturity, resulting in a gain on extinguishment of debt of $0.3 million due to the write-off of the unamortized premium. Additionally, a $55.0 million note was assumed by the buyer in a real estate disposition resulting in a write-off of the unamortized premium of $1.1 million and the unamortized deferred financing costs of $0.3 million, which are included in gain (loss) on dispositions of real estate, net.

(2)
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

(4)	Deferred costs relate to the term portion of the credit facility.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of June 30, 2016 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	646	$5,533,439	$2,872,507	5.07%	4.8
Variable-rate debt	1	25,307	8,750	3.41%	0.2
Total (4)	647	$5,558,746	$2,881,257	5.07%	4.8
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of June 30, 2016.

(3)	Includes $247.7 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include loan amounts associated with the unconsolidated joint ventures of $46.2 million, none of which is recourse to the Company. These loans represent secured fixed and variable rates ranging from 2.85% to 5.20% and maturities ranging from October 2016 to July 2021, with a weighted-average interest rate of 3.89% and a weighted-average years to maturity of 2.4 years as of June 30, 2016.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At June 30, 2016, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default that is described below, and had no restrictions on the payment of dividends. The default on the loan did not result in a cross default on our other indebtedness.
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
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, which had an outstanding balance of $38.1 million on the notice date, due to the Company’s election not to make a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. During the six months ended June 30, 2016, the Company completed the foreclosure proceedings of one of the two properties that secured the loan. Due to the foreclosure, the Company recorded a loss of $3.4 million, which is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations and reduced the outstanding debt balance by $2.5 million as of June 30,2016. The Company completed the foreclosure proceedings of the second property subsequent to June 30, 2016.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to June 30, 2016 (in thousands):

Total
July 1, 2016 - December 31, 2016 (1)	$113,550
2017	412,579
2018	211,060
2019	231,497
2020	284,235
Thereafter	1,628,336
Total	$2,881,257
____________________________________

(1)	Includes $35.6 million of mortgage notes in connection with the default of a non-recourse loan discussed above.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Other Debt
As of June 30, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $28.4 million and remaining unamortized premium of $0.2 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to June 30, 2016 are $7.4 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of June 30, 2016 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Mortgage notes receivable	$7,858	$19,705
Intercompany mortgage loans	2,198	5,144
CMBS	18,387	34,605
Total	$28,443	$59,454
Corporate Bonds
On June 2, 2016, the OP closed its senior note offering, consisting of (i) $400.0 million aggregate principal amount of 4.125% Senior Notes due June 1, 2021 (the “2021 Senior Notes”) and (ii) $600.0 million aggregate principal amount of 4.875% Senior Notes due June 1, 2026 (the “2026 Senior Notes”) (the offering of the 2021 Senior Notes, collectively with the 2026 Senior Notes, the “2016 Bond Offering”).
As of June 30, 2016, the OP had $3.55 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance June 30, 2016	Interest Rate	Maturity Date
2017 Senior Notes (1)	$1,300,000	2.000%	February 6, 2017
2019 Senior Notes	750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
Total balance and weighted-average interest rate	$3,550,000	3.303%
_______________________________________________

(1)	Redeemed on July 5, 2016. See Note 20 – Subsequent Events for further details.
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, and are freely transferable. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Senior Notes as of June 30, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Convertible Debt
As of June 30, 2016, the OP had two tranches of Convertible Notes with an outstanding aggregate balance of $1.0 billion, comprised of the 2018 Convertible Notes and 2020 Convertible Notes. The Convertible Notes are identical to the General Partner’s registered issuance of the same amount of notes to various purchasers in a public offering. The following table presents each of the 2018 Convertible Notes and the 2020 Convertible Notes listed below with their respective terms (dollar amounts in thousands):

	Outstanding Balance (1)	Interest Rate	Conversion Rate (2)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $15.4 million as of June 30, 2016. The discount will be amortized over the remaining term of 3.0 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of June 30, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

In connection with any permissible conversion election made by the holders of the identical convertible notes issued by the General Partner, the General Partner may elect to convert the 2018 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to February 1, 2018 and may convert the 2018 Convertible Notes at any time into such consideration on or after February 1, 2018. Additionally, the General Partner may elect to convert the 2020 Convertible Notes into cash, General Partner OP Units or a combination thereof, in limited circumstances prior to June 15, 2020, and may convert the 2020 Convertible Notes at any time into such consideration on or after June 15, 2020. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Convertible Notes as of June 30, 2016.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
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
As of June 30, 2016, the Credit Facility allowed for maximum borrowings of $3.3 billion, consisting of a $1.0 billion term loan facility and a $2.3 billion revolving credit facility. The outstanding balance on the Credit Facility was $1.1 billion, of which $40.0 million bore a floating interest rate of 2.26%, at June 30, 2016. The remaining outstanding balance on the Credit Facility of $1.0 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.29% at June 30, 2016. As of June 30, 2016, a maximum of $2.2 billion was available to the OP for future borrowings, subject to borrowing availability.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion. The Company believes it was in compliance with the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2016.
2016 Term Loan
On June 2, 2016, the General Partner as guarantor, and the OP, as borrower, entered into a $300.0 million senior secured term loan facility (the “2016 Term Loan”), pursuant to a credit agreement (the “2016 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as the administrative agent, and certain other lenders party thereto. The Company did not draw on the 2016 Term Loan prior to June 30, 2016. The 2016 Term Loan provides for borrowings in an aggregate principal amount of $300.0 million and generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate (as defined above) plus 0.15% to 1.05% (based upon the General Partner’s then current credit rating). The 2016 Term Loan matures on July 1, 2019. The borrowings under the 2016 Term Loan will be guaranteed by (i) VEREIT and each subsidiary of VEREIT owning a direct or indirect interest in the Operating Partnership and (ii) each subsidiary of VEREIT (other than the Operating Partnership) that guarantees certain other indebtedness of VEREIT, the Operating Partnership or any other subsidiary of VEREIT that becomes a guarantor under the 2016 Term Loan.
The 2016 Term Loan requires the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) consistent with the financial maintenance covenants included in our Existing Credit Facility plus two additional financial maintenance covenants including maintaining (i) minimum designated property asset value greater than or equal to 60% and (ii) minimum designated property yield of at least 11.50%. The 2016 Term Loan provides that if at any time the OP achieves a corporate family rating of at least BBB-, Baa3 or BBB- from at least two of S&P, Moody’s or Fitch, respectively, then all pledges of equity interest will be released. In the event of certain downgrades that follow an upgrade, the OP will be required to pledge certain interests to the lenders.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $6.7 million will be reclassified from other comprehensive income to interest expense.
As of June 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	June 30, 2016
Number of Instruments	16
Notional Amount	$1,211,264
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$1,794
Interest rate swaps	Deferred rent, derivative and other liabilities	$(14,148)	$(6,922)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the Cole Merger. In connection with the Company’s offering of Senior Notes in February 2014, the Company settled the Treasury Lock Agreement for $3.9 million, which was accounted for as a cash flow hedge, recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.1 million and $0.2 million of interest expense for the three and six months ended June 30, 2016, respectively, related to the Treasury Lock Agreement.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A loss of $0.2 million and a loss of $1.3 million related to the change in the fair value of derivatives not designated as hedging instruments and other ineffectiveness was recorded in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations for the three and six months ended June 30, 2016, respectively. The Company recorded a gain of $0.3 million and a loss of $0.7 million for the three and six months ended June 30, 2015, respectively.
As of June 30, 2016, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Swap	June 30, 2016
Number of Instruments	1
Notional Amount	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$98
Interest rate swaps	Deferred rent, derivative and other liabilities	$(1,093)	$—
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2016 and December 31, 2015 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2016	$—	$(15,241)	$—	$—	$(15,241)	$—	$—	$(15,241)
December 31, 2015	$1,892	$(6,922)	$—	$1,892	$(6,922)	$—	$—	$(5,030)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of June 30, 2016, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $16.6 million. As of June 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $16.6 million at June 30, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures:
Cash paid for interest	$150,107	$179,318
Cash paid for income taxes	$15,846	$6,670
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$4,059	$1,313
Accrued deferred financing costs	$2,696	$—
Accrued distributions	$5,879	$—
Mortgage note payable relieved by foreclosure	$2,450	$53,798
Mortgage notes payable assumed in real estate disposition	$55,000	$24,000
Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accrued interest	$62,821	$56,273
Accrued real estate taxes	42,453	47,319
Accrued legal fees	13,472	9,212
Accounts payable	7,144	2,868
Accrued other	37,232	36,205
Total	$163,122	$151,877
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
As discussed below, the Company and certain of its former officers and current and former directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, derivative actions, and individual actions seeking money damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court at oral argument on June 1, 2016. The Company and the OP filed an answer to the second amended class action complaint on July 29, 2016. A case management conference is scheduled before the court on September 9, 2016.
The Company, certain of its former officers and current and former directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (the “Jet Capital Action”); Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471 (the “Archer Capital Action”); and Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475 (the “Atlas Action”) (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company filed an answer to the complaint in the Jet Capital Action on December 11, 2015. The Company and the OP filed answers to the complaints in all of the other Opt-Out Actions, except the Archer Capital Action and the Atlas Action, on July 29, 2016. The Company is not yet required to respond to the complaint in the Archer Capital Action or the Atlas Action. A case management conference is scheduled before the court on September 9, 2016.
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserts claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. The motions are briefed and pending before the court.
The Company was also named as a nominal defendant, and certain of its former officers and current and former directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together “the SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. On February 12, 2016, the Company and other defendants filed a motion to dismiss the SDNY Derivative Action due to plaintiffs’ failure to plead facts demonstrating that the Board’s decision to refuse plaintiffs’ pre-suit demands was wrongful and not a protected business judgment. Other defendants also filed motions to dismiss for failure to state a claim. On June 9, 2016, the court granted in part and denied in part the Company’s and other defendants’ motions to dismiss. Plaintiffs filed an amended complaint on June 30, 2016, and the Company and other defendants filed answers to the amended complaint on July 22, 2016. A case management conference is scheduled before the court on September 8, 2016.
On December 3, 2015, the Company was named as a nominal defendant and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the Circuit Court for Baltimore City in Maryland, captioned Frampton v. Schorsch, et al., No. 24-C-15-006269 (the “Frampton Action”). The Frampton Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. The Company filed a motion to stay the Frampton Action on March 7, 2016. That motion is fully briefed and pending before the court.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

On June 10, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Kosky v. Schorsch, et al., No. 653093/2016 (the “Kosky Action”). The Kosky Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, negligence, and breach of contract. The Company is not yet required to respond to the complaint in the Kosky Action.
The Company has not reserved amounts for any of the litigation or investigation matters above either because it has not concluded that a loss is probable in the matter or because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The Company is currently unable to reasonably estimate a range of reasonably possible loss because these matters involve significant uncertainties, including the complexity of the facts and the legal theory and the nature of the claims.
CapLease Litigation Matters
Following the announcement of the merger agreement with CapLease in May 2013, a number of lawsuits were filed by CapLease stockholders, the following of which remain pending:
On June 25, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City against the Company, the OP, CapLease, and members of the CapLease board of directors, among others, captioned Tarver v. CapLease, Inc., et al., No. 24-C-13-004176 (the “Tarver Action”). The complaint alleged, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the transaction purportedly did not provide for full and fair value for the CapLease shareholders and was not the result of a competitive bidding process, the merger agreement allegedly contained coercive deal protection measures and the merger was purportedly approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement.In August 2013, counsel in the Tarver Action filed a motion for a stay in the Baltimore Court, informing the court that the plaintiff had agreed to join and participate in the prosecution of other actions concerning the CapLease transaction then pending in a New York court (which were subsequently dismissed). The stay was granted by the Baltimore Court and the parties have engaged in no subsequent activity in the Tarver Action.
In October 2013, a putative class action lawsuit was filed in the Circuit Court for Baltimore City against the Company, the OP, CapLease, and members of the CapLease board of directors, among others, captioned Poling v. CapLease, Inc., et al., No. 24-C-13-006178 (the “Poling Action”). The complaint alleged that the merger agreement breached the terms of the CapLease 8.375% Series B Cumulative Redeemable Preferred Stock (“Series B”) and the terms of the 7.25% Series C Cumulative Redeemable Preferred Stock (“Series C”) and was in violation of the Series B Articles Supplementary and the Series C Articles Supplementary. The complaint alleged claims for breach of contract and breach of fiduciary duty.
In December 2013, all Defendants filed a motion to dismiss the Poling Action, which was granted by the court in May 2015. Plaintiff appealed the decision to the Court of Special Appeals of Maryland, which affirmed the trial court’s order on May 3, 2016. Plaintiff has filed a petition seeking further appellate review by the Maryland Court of Appeals, which is pending.
Cole Litigation Matter
In December 2013, Realistic Partners filed a putative class action lawsuit against the Company and the then-members of its board of directors in the Supreme Court for the State of New York, captioned Realistic Partners v. American Realty Capital Partners, et al., No. 654468/2013. Cole was later added as a defendant. The plaintiff alleged, among other things, that the board of the Company breached its fiduciary duties in connection with the transactions contemplated under the Cole Merger Agreement (in connection with the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation) and that Cole aided and abetted those breaches. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of the Company’s stockholders. The proposed settlement terms required the Company to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by the Company with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including confirmatory discovery and court approval following notice to the Company’s stockholders, and provided that the defendants would not object to a payment of up to $625,000 for attorneys’ fees. If the parties enter into a stipulation of settlement, which has not occurred, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
July 1, 2016 - December 31, 2016	$7,145	$2,482
2017	14,820	4,602
2018	14,410	4,704
2019	14,139	4,769
2020	13,386	4,798
Thereafter	224,648	14,089
Total	$288,548	$35,444
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of June 30, 2016, Cole Capital was a party to seven purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 11 properties, subject to meeting certain criteria, for an aggregate purchase price of $141.1 million, exclusive of closing costs. As of June 30, 2016, Cole Capital had $2.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of June 30, 2016, the General Partner had approximately 904.8 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 904.8 million General Partner OP Units issued and outstanding as of June 30, 2016, corresponding to the General Partner’s outstanding shares of Common Stock.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
On January 3, 2014, in connection with the merger of American Realty Capital Trust IV, Inc. with and into a subsidiary of the OP (the “ARCT IV Merger”), 42.2 million shares of Series F Preferred Stock were issued, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F preferred units (“General Partner Series F Preferred Units”) to the General Partner, and 700,000 Series F Preferred Units (“Limited Partner Series F Preferred Units”) to holders of each outstanding unit of American Realty Capital Operating Partnership IV, L.P. (the “ARCT IV Operating Partnership”) (each, an “ARCT IV OP Unit”). As of June 30, 2016, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
Limited Partner OP Units
As of June 30, 2016 and December 31, 2015, the Operating Partnership had approximately 23.8 million of Limited Partner OP Units outstanding.
As of June 30, 2016, the Company received redemption requests totaling approximately 13.1 million OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of common shares. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On May 4, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2016 to stockholders of record as of June 30, 2016, which was paid on July 15, 2016. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the six months ended June 30, 2016, the General Partner repurchased 205,325 shares to satisfy the federal and state tax withholding on behalf of employees.
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
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of June 30, 2016, the General Partner had cumulatively awarded under its Equity Plan approximately 4.1 million Restricted Shares, net of the forfeiture of 3.6 million Restricted Shares through that date, 3.4 million Restricted Stock Units, net of the forfeiture of 0.5 million Restricted Stock Units

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

through that date, and 0.2 million Deferred Stock Units, collectively representing approximately 7.7 million shares of Common Stock. Accordingly, as of such date, approximately 85.1 million additional shares were available for future issuance.
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
During the three and six months ended June 30, 2016, the Company recorded $0.6 million and $0.9 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Restricted Shares during the six months ended June 30, 2016:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2015	1,239,662	$13.86
Vested	(375,466)	$14.12
Forfeited	(68,926)	$14.02
Unvested shares, June 30, 2016	795,270	$13.72
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three and six months ended June 30, 2016, the Company recorded $0.9 million and $1.6 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company. The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During each of the three and six month periods ended June 30, 2016, the Company recorded approximately $0.7 million of expense related to Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the six months ended June 30, 2016.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	589,138	$9.61	—	$—
Granted	725,921	7.81	75,934	9.14
Vested	(184,455)	9.70	(75,934)	9.14
Forfeited	(35,377)	8.71	—	—
Unvested units, June 30, 2016	1,095,227	$8.43	—	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Market-Based Restricted Stock Units
During the year ended December 31, 2015, the General Partner awarded Restricted Stock Units to certain employees under the Equity Plan that are contingent upon the Common Stock reaching a certain market price (the “Market-Based Restricted Stock Units”). The Market-Based Restricted Stock Units are contingent upon the closing price of the Common Stock equaling or exceeding $10 per share for 20 consecutive trading days (the “Market Condition”) and continued employment as of such date on which the Market Condition is met. If the Market Condition is not satisfied by December 31, 2017, the Market-Based Restricted Stock Units will become null and void. The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date is determined using a Monte Carlo simulation, which takes into account multiple input variables that determine the probability of satisfying the Market Condition. The method requires the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the Market Condition is satisfied, provided that the requisite service condition has been achieved. The Market-Based Restricted Stock Units were fully expensed during the year ended December 31, 2015, however the Company may record contra-expense due to the forfeiture of such awards. During the three and six months ended June 30, 2016, the Company recorded contra-expense of $0.5 million and $0.7 million, respectively, related to the Market-Based Restricted Stock Units which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the three and six months ended June 30, 2016, the Company recorded $1.1 million and $2.1 million, respectively, of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the unvested Market-Based Restricted Stock Units and the LTI Target Awards during the six months ended June 30, 2016.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	704,804	$8.58	731,448	$11.38
Granted	—	—	850,942	7.13
Vested	—	—	(3,362)	11.77
Forfeited	(86,764)	8.58	(52,109)	11.24
Unvested units, June 30, 2016	618,040	$8.58	1,526,919	$9.01
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Offering-Related Revenue
The Company generally receives a selling commission, dealer manager fee and/or a distribution and stockholder servicing fee based on the gross offering proceeds related to the sale of shares of the Cole REITs’ common stock in their primary offerings, before reallowance of commissions earned by participating broker-dealers. The Company has reallowed 100% of selling commissions earned to participating broker-dealers. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares issued under the respective Cole REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.
All other organization and offering expenses associated with the sale of the Cole REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Cole REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Cole REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. As of June 30, 2016 and December 31, 2015, the Company had organization and offering costs recorded as program development costs, included in rent and tenant receivables and other assets, net in the consolidated balance sheets, of $12.1 million and $12.9 million, respectively, which were net of reserves of $43.9 million and $34.8 million, respectively.
The following table shows the offering fee summary information for the Cole REITs as of June 30, 2016:

Program	Selling Commissions (1)	Dealer Manager Fees (2)		Distribution and Stockholder Servicing Fee (2)
Open Programs
CCPT V
Class A Shares	7%	2%		—%
Class T Shares (3)	3%	2%		0.8%	(4)

INAV (5)
Wrap Class Shares	—%	0.55%	(4)	—%
Advisor Class Shares	up to 3.75%	0.55%	(4)	0.5%	(4)
Institutional Class Shares	—%	0.25%	(4)	—%

CCIT II
Class A Shares	7%	2%		—%
Class T Shares (3)	3%	2%		0.8%	(4)
_______________________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)
The Company may reallow all or a portion of its dealer manager fee and/or a distribution and stockholder servicing fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)
Commencing on April 29, 2016, two of the Cole REITs, CCIT II and CCPT V, began offering Class T shares of common stock in addition to the class of shares of common stock already being offered (now referred to as Class A shares).

(4)	Fees are accrued daily in the amount of 1/365th of a percentage of the estimated per share NAV and payable monthly in arrears.

(5)
In connection with the INAV offering, the Company receives selling commissions, an asset-based dealer manager fee and/or an asset-based distribution and stockholder servicing fee, all based on the net asset value for each class of common stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

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
The following table shows the transaction-related fees for the Cole REITs and other real estate programs as of June 30, 2016:

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
The following table shows the management fees for the Cole REITs as of June 30, 2016:

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Offering-related fees and reimbursements
Securities commissions (1)	$6,063	$3,243	$13,104	$5,018
Dealer manager and distribution fees (2)	2,415	1,168	5,055	1,884
Reimbursement revenue	2,436	1,105	5,146	1,731
Offering-related fees and reimbursements	10,914	5,516	23,305	8,633

Transaction service fees and reimbursements
Acquisition fees	3,758	4,192	5,460	8,680
Disposition fees (3)	62	2,224	62	7,425
Reimbursement revenues	656	620	1,338	1,191
Transaction service fees and reimbursements	4,476	7,036	6,860	17,296

Management fees and reimbursements
Asset and property management fees and leasing fees	286	371	571	797
Advisory and performance fee revenue	12,560	10,503	24,610	21,676
Reimbursement revenues	4,250	3,103	8,373	5,621
Management fees and reimbursements	17,096	13,977	33,554	28,094

Interest income on Affiliate Lines of Credit	—	253	308	661

Total related party revenues(4)	$32,486	$26,782	$64,027	$54,684
___________________________________

(1)	The Company reallows 100% of selling commissions earned to participating broker-dealers.

(2)
During the three and six months ended June 30, 2016, the Company reallowed $0.9 million and $1.9 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker dealers as a marketing and due diligence expense reimbursement. During the three and six months ended June 30, 2015, the Company reallowed $0.5 million and $0.7 million, respectively, of such fees.

(3)	The Company earned a disposition fee of $4.4 million on behalf of CCIT when it merged with Select Income REIT on January 29, 2015.

(4)
Total related party revenues excludes fees earned from 1031 real estate programs of $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively and fees earned from 1031 real estate programs of $2.4 million and $3.5 million for the three and six months ended June 30, 2015, respectively.

Investment in the Cole REITs
As of June 30, 2016 and December 31, 2015, the Company owned aggregate equity investments of $3.7 million and $4.1 million, respectively, in the Cole REITs and other affiliated offerings. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three and six months ended June 30, 2016, the Company recognized $4,000 and $127,000 of net loss, respectively, from the Cole REITs. During the three and six months ended June 30, 2015, the Company recognized $134,000 and $90,000 of net income, respectively, from the Cole REITs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

The table below presents certain information related to the Company’s investments in the Cole REITs as of June 30, 2016 (carrying amount in thousands):

	June 30, 2016
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	1.05%	$1,496
INAV	0.10%	146
CCIT II	0.50%	1,347
CCPT IV	0.01%	117
Funds not yet in offering	N/A	600
		$3,706
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, was $0.2 million as of December 31, 2015, related to amounts due to the Cole REITs for expense reimbursements. As of June 30, 2016, there was no such balance due to affiliates.
Due from Affiliates
As of June 30, 2016 and December 31, 2015, $8.0 million and $10.6 million, respectively, was expected to be collected from affiliates, excluding balances from the Cole REITs’ lines of credit, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
As of December 31, 2015, the Company had revolving line of credit agreements in place with CCIT II and CCPT V (the “Affiliate Lines of Credit”) that provided for maximum borrowings of $60.0 million to each of CCIT II and CCPT V and bore variable interest rates of one-month LIBOR plus 2.20%. As of December 31, 2015, there was $50.0 million outstanding on the Affiliate Lines of Credit. During the six months ended June 30, 2016, the Affiliate Lines of Credit matured and no amounts were outstanding as of June 30, 2016.
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
Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to the General Partner	$3,146	$(106,522)	$(109,940)	$(136,492)
Less: dividends to preferred shares and units and participating securities	18,183	17,973	36,281	35,951
Net loss attributable to common stockholders	$(15,037)	$(124,495)	$(146,221)	$(172,443)

Weighted average number of common stock outstanding - basic and diluted	904,107,378	903,339,143	903,966,552	903,168,654

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.14)	$(0.16)	$(0.19)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

As of June 30, 2016, approximately 4.0 million of unvested Restricted Shares and unvested Restricted Stock Units were excluded from the calculation of diluted net loss per share as the effect would have been antidilutive.
Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three and six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to the Operating Partnership	$3,229	$(109,322)	$(112,812)	$(140,195)
Less: dividends to preferred units and participating securities	18,183	17,973	36,281	35,951
Net loss attributable to common unitholders	$(14,954)	$(127,295)	$(149,093)	$(176,146)

Weighted average number of common units outstanding - basic and diluted	927,871,175	927,102,940	927,730,349	926,932,451

Basic and diluted net loss per unit attributable to common unitholders	$(0.02)	$(0.14)	$(0.16)	$(0.19)
As of June 30, 2016, approximately 4.0 million shares of unvested restricted units were excluded from the calculation of diluted net loss per unit as the effect would have been antidilutive.
Note 19 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a benefit of $2.1 million and $3.4 million for the three and six months ended June 30, 2016, respectively, which are included in benefit from (provision for) income taxes in the accompanying consolidated statements of operations. A benefit of $1.9 million and $1.6 million was recognized for the three and six months ended June 30, 2015, respectively.
REI Income Taxes
The REI segment recognized a provision of $1.8 million and $3.2 million for the three and six months ended June 30, 2016, respectively, and a provision of $3.1 million and $5.0 million for the three and six months ended June 30, 2015, respectively, which are included in benefit from (provision for) income taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the six months ended June 30, 2016 and 2015. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2011.
Note 20 – Subsequent Events
The following events occurred subsequent to June 30, 2016:
Real Estate Investment Activity
From July 1, 2016 through July 29, 2016, the Company sold 30 properties for an aggregate gross sales price of $149.3 million, of which our share was $141.5 million, and an estimated gain of $8.1 million and completed the foreclosure of one property. The Company expects to record a gain related to the foreclosure.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited) – (Continued)

Corporate Bonds- Payments and Extinguishment
On July 5, 2016, the Company redeemed all of the $1.3 billion aggregate principal amount of our outstanding 2.0% Senior Notes, plus accrued and unpaid interest thereon and the required make-whole premium. Upon consummation of these transactions, the Company had no 2017 Notes outstanding. The Company expects to record a loss related to the extinguishment.
Market-Based Restricted Stock Units
On July 28, 2016, 610,839 Market-Based Restricted Stock Units vested, of which 199,858 shares were settled for tax withholding, resulting in 410,981 shares issued.
Common Stock Dividend
On August 2, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2016 to stockholders of record as of September 30, 2016, which will be paid on October 17, 2016. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On August 2, 2016, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for September 2016 through December 2016 in respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below.  The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
September 15, 2016 - October 14, 2016	October 1, 2016	October 17, 2016
October 15, 2016 - November 14, 2016	November 1, 2016	November 15, 2016
November 15, 2016 - December 14, 2016	December 1, 2016	December 15, 2016

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could”, “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.
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

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes, the Credit Facility and the 2016 Term Loan Agreement.

•	Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Compliance with the REIT annual distribution requirements may limit our operating flexibility.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2015.
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
When we refer to a “creditworthy tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “creditworthy tenant” even though it does not have an investment grade credit rating, we do so based on our management’s determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. As explained further below, this determination is based on our management’s substantial experience performing credit analysis and is made after evaluating all of a tenant’s due diligence materials that are made available to us, including financial statements and operating data.
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
When we refer to properties that are net leased on a “long term basis”, we mean properties with remaining primary lease terms of generally seven to 10 years or longer on average, depending on property type.
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
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,291 retail, restaurant, office and industrial real estate properties with an aggregate of 98.2 million square feet, of which 97.7% was leased as of June 30, 2016, with a weighted-average remaining lease term of 10.2 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Cole REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of June 30, 2016, the Cole REITs and other real estate programs’ assets under management were $7.0 billion.
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
Operating Highlights and Key Performance Indicators
2016 Activity

•
Disposed of 145 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $494.8 million, of which our share was $470.5 million, resulting in consolidated proceeds of $345.3 million after closing costs, $55.0 million of debt assumptions and $57.0 million of debt repayments by the unconsolidated joint venture.

•
Decreased outstanding mortgage loans through property dispositions, mortgage loan maturities and monthly principal payments by $159.1 million, bringing the outstanding principal amount of mortgage loans to $2.88 billion at June 30, 2016.

•	Paid down $405.0 million on the revolving credit facility, bringing the outstanding principal balance to $55.0 million at June 30, 2016.

•	Closed 2016 Bond Offering of $1.0 billion and entered into a $300.0 million 2016 Term Loan.

•	Repaid the $1.3 billion aggregate principal amount of our outstanding 2.0% Senior Notes due 2017 subsequent to June 30, 2016.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the third quarter of 2016, representing an annualized dividend rate of $0.55 per share.
Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of June 30, 2016, based on annualized rental income of $1.2 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Portfolio Metrics
Properties owned	4,291	4,645
Rentable square feet (in millions)	98.2	101.8
Economic occupancy rate (1)	97.7%	98.4%
Investment-grade tenants (2)	42.7%	47.4%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Rating Services or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Economic Metrics
Weighted-average lease term (in years) (1)	10.2	11.5
Lease rollover (1)(2):
Annual average	3.9%	3.0%
Maximum for a single year	5.1%	4.4%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of June 30, 2016.

(2)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Financial Metrics
REI Segment
Revenues	$338,533	$367,192	$676,320	$733,666
Operating income	$84,628	$4,877	$23,824	$96,048
Net income (loss)	$2,167	$(108,267)	$(113,367)	$(138,874)
Funds from operations (“FFO”) attributable to common stockholders and limited partners (1)	$183,108	$194,393	$379,883	$389,509
Adjusted funds from operations (“AFFO”) attributable to common stockholders and limited partners (1)	$177,599	$195,370	$363,127	$390,443
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.19	$0.21	$0.39	$0.42

Cole Capital Segment
Revenues	$32,486	$26,529	$63,719	$54,023
Operating loss	$(1,005)	$(2,703)	$(3,354)	$(3,788)
Net income (loss)	$1,066	$(442)	$520	$(528)
FFO attributable to common stockholders and limited partners (1)	$1,066	$(442)	$520	$(528)
AFFO attributable to common stockholders and limited partners (1)	$2,508	$6,968	$9,655	$12,030
AFFO attributable to common stockholders and limited partners per diluted share (1)	$—	$0.01	$0.01	$0.01

Consolidated
Revenues	$371,019	$393,721	$740,039	$787,689
Operating income	$83,623	$2,174	$20,470	$92,260
Net income (loss)	$3,233	$(108,709)	$(112,847)	$(139,402)
FFO attributable to common stockholders and limited partners (1)	$184,174	$193,951	$380,403	$388,981
AFFO attributable to common stockholders and limited partners (1)	$180,107	$202,338	$372,782	$402,473
Net loss attributable to common stockholders per diluted share (2)	$(0.02)	$(0.14)	$(0.16)	$(0.19)
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.19	$0.22	$0.40	$0.43
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

(2)	See “Note 18 – Net Loss Per Share/Unit” for calculation of net loss per share.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	June 30, 2016	December 31, 2015
REI segment	$17,006,098	$16,966,729
Cole Capital segment	402,413	439,137
Total	$17,408,511	$17,405,866

Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Revenues:
Rental income	$311,352	$341,183	$(29,831)	$625,323	$683,942	$(58,619)
Direct financing lease income	535	697	(162)	1,104	1,438	(334)
Operating expense reimbursements	26,646	25,312	1,334	49,893	48,286	1,607
Cole Capital revenue:
Offering-related fees and reimbursements	10,914	5,516	5,398	23,305	8,633	14,672
Transaction service fees and reimbursements	4,476	7,036	(2,560)	6,860	17,296	(10,436)
Management fees and reimbursements	17,096	13,977	3,119	33,554	28,094	5,460
Total Cole Capital revenue	32,486	26,529	5,957	63,719	54,023	9,696
Total revenues	$371,019	$393,721	$(22,702)	$740,039	$787,689	$(47,650)
Rental Income
The decrease of $29.8 million and $58.6 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to the disposition of 373 consolidated properties and an increase in tenant vacancies subsequent to January 1, 2015.
Cole Capital Revenue
Cole Capital’s results of operations are primarily impacted by capital raised on behalf of the Cole REITs in offerings as well as the timing and extent of real estate asset acquisitions, dispositions and assets under management, which are driven by the Cole REITs’ capital raised, cash flows provided by operations and available proceeds from debt financing.
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and/or distribution and stockholder servicing fees earned from selling securities in the Cole REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed during the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Offering-related fees and commissions	$8,478	$4,411	$4,067	$18,159	$6,902	$11,257
Offering-related reimbursements	2,436	1,105	1,331	5,146	1,731	3,415
Less: reallowed fees and commissions	6,975	3,710	3,265	15,043	5,741	9,302
Offering-related fees and reimbursements, net of reallowed	$3,939	$1,806	$2,133	$8,262	$2,892	$5,370
The increase in offering-related fees and reimbursements, net of reallowed fees and commissions of $2.1 million and $5.4 million during the three and six months ended June 30, 2016 was a direct result of a $80.4 million and $195.3 million increase in capital raise, respectively, as compared to the same periods in 2015, during which time certain selling agreements for the Cole REITs in their offering stages were suspended, as a result of the Audit Committee Investigation, defined in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. The increase in capital raise was due to new broker-dealer relationships, as well as certain broker-dealers lifting the suspension of their selling agreements.

Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Cole REITs and other real estate programs. The decrease of $2.6 million and $10.4 million during the three and six months ended June 30, 2016, respectively, was primarily due to a decrease in disposition and acquisition activity on behalf of the Cole REITs and other real estate programs in 2016. Additionally, the Company received $4.4 million relating to the Cole Corporate Income Trust, Inc. (“CCIT”) disposition in the first quarter of 2015.
Management Fees and Reimbursements
Management fees and reimbursement revenue represents advisory, asset and property management fees for operating, leasing and managing the portfolios of the Cole REITs and other real estate programs. The increase of $3.1 million and $5.5 million for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily due to an increase in the average assets under management from $6.6 billion for the six months ended June 30, 2015 to $6.9 billion for the six months ended June 30, 2016, and an increase in reimbursement revenue of $1.1 million and $2.8 million during the three and six months ended June 30, 2016 as compared to the same periods in 2015, as the Company was no longer waiving certain expenses incurred with respect to the Cole REITs.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$6,975	$3,710	$3,265	$15,043	$5,741	$9,302
Acquisition related expenses	41	1,563	(1,522)	283	3,745	(3,462)
Litigation and other non-routine costs, net of insurance recoveries	2,917	16,864	(13,947)	(2,258)	33,287	(35,545)
Property operating expenses	38,199	32,598	5,601	73,012	63,597	9,415
General and administrative expenses	33,094	33,958	(864)	62,494	67,064	(4,570)
Depreciation and amortization expenses	197,345	217,513	(20,168)	401,653	436,654	(35,001)
Impairments	8,825	85,341	(76,516)	169,342	85,341	84,001
Total operating expenses	$287,396	$391,547	$(104,151)	$719,569	$695,429	$24,140
Acquisition Related Expenses
Acquisition related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company acquired an interest in one commercial property for a purchase price of $20.0 million during the six months ended June 30, 2016 as compared with the acquisition of 14 properties for an aggregate purchase price of $10.2 million during the six months ended June 30, 2015. The decrease in acquisition related expenses of $1.5 million and $3.5 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 is due to the decrease in acquisition activity during 2016.
Litigation and other non-routine costs, net of insurance recoveries
The decrease of $13.9 million and $35.5 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to a decrease in legal fees incurred related to the Audit Committee Investigation and related litigation and investigations. Additionally, the Company received insurance recoveries of $10.5 million during the six months ended June 30, 2016, compared to none received in the same period in 2015, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.

Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Property operating expenses	$38,199	$32,598	$5,601	$73,012	$63,597	$9,415
Less: Operating expense reimbursements	26,646	25,312	1,334	49,893	48,286	1,607
Property operating expenses, net of operating expense reimbursements	$11,553	$7,286	$4,267	$23,119	$15,311	$7,808
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The net increase of $4.3 million and $7.8 million during the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily due to an increase in tenant vacancies.
General and Administrative Expenses
The decrease of $0.9 million during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in equity-based compensation of $2.6 million primarily due to certain awards which were fully expensed during 2015 as well as a decrease of $2.3 million in consulting fees in 2016. These decreases were partially offset by an increase due to an increase to the reserve related to the collectability of program development costs of $3.7 million.
The decrease of $4.6 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in equity-based compensation of $1.7 million primarily due to certain awards which were fully expensed during 2015 as well as a decrease of $5.0 million in consulting fees in 2016. Additionally, accounting fees decreased $1.2 million and board of director fees decreased $1.2 million during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the work performed during the first quarter of 2015 resulting from the restatements. These decreases were partially offset by an increase in the amount reserved related to the collectability of program development costs when comparing the six month periods of $4.1 million.
Depreciation and Amortization Expenses
The decrease of $20.2 million and $35.0 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 primarily related to the disposition of 373 consolidated properties subsequent to January 1, 2015. The Company also recorded $85.3 million of impairment charges on real estate investments during each of the three and six month periods ended June 30, 2015, which reduced the carrying value being depreciated and amortized.
Impairments
The decrease of $76.5 million during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in total carrying value of assets identified for impairment as of June 30, 2015 when compared to June 30, 2016 of $300.4 million. The higher carrying value of assets identified for impairment as of June 30, 2015 was primarily driven by the number of properties that were either being reviewed for sale or actively marketed.
The increase in impairments of $84.0 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties, as well as a tenant of 59 restaurant properties filing for bankruptcy during the first quarter of 2016.

Other (expense) income and income tax provision
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Other (expense) income and tax benefit (provision):
Interest expense	$(82,468)	$(90,572)	$(8,104)	$(162,894)	$(186,271)	$(23,377)
Gain on extinguishment and forgiveness of debt, net	252	—	252	252	5,302	(5,050)
Other income, net	1,216	3,822	(2,606)	2,278	7,884	(5,606)
Equity in income and gain on disposition of unconsolidated entities	70	1,480	(1,410)	10,474	1,506	8,968
(Loss) gain on derivative instruments, net	(177)	311	(488)	(1,263)	(717)	(546)
Gain (loss) on disposition of real estate, net	437	(24,674)	25,111	17,612	(56,042)	73,654
Benefit from (provision for) income taxes	280	(1,250)	(1,530)	224	(3,324)	(3,548)
Interest Expense
The decrease of $8.1 million and $23.4 million during the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily a result of a decrease in the total outstanding debt balance from $9.4 billion as of June 30, 2015 to $8.5 billion as of June 30, 2016, largely due to reducing the outstanding balance on the revolving credit facility as well as reducing secured debt with proceeds from property dispositions.
Gain on Extinguishment and Forgiveness of Debt, Net
During the three and six months ended June 30, 2016, the Company recorded $0.3 million in relation to the write-off of deferred financing costs and net premiums relating to the repayment of mortgage loans payable prior to maturity. During the six months ended June 30, 2015, the Company recorded $5.3 million which primarily related to a gain on forgiveness of debt of $4.9 million as a result of the foreclosure of the office building in Bethesda, Maryland as discussed in “Note 10 – Debt” to our consolidated financial statements. The Company also wrote off $0.4 million of deferred financing costs and net premiums during the six months ended June 30, 2015. No such amounts were recorded during the three months ended June 30, 2015.
Other Income, Net
The decrease of $2.6 million during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily a result of lower interest income relating to investment securities, including CMBS and mortgage notes receivable, which is partially attributable to a mortgage note and a CMBS reaching maturity and being paid in full during the first quarter of 2016.
The decrease of $5.6 million during the six months ended June 30, 2016 as compared to the same period in 2015 relates to certain adjustments made in connection with a multi-tenant portfolio sale, including supplemental tax and tenant improvement allowance adjustments as well as a decrease in interest income on investment securities.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The decrease of $1.4 million during the three months ended June 30, 2016 as compared to the same period in 2015 is primarily the result of the disposition of two unconsolidated joint ventures owning four properties subsequent to June 30, 2015.
The increase of $9.0 million during the six months ended June 30, 2016 as compared to the same period in 2015 is primarily due to a gain of $10.2 million related to the disposition of one property owned by an unconsolidated joint venture during the first quarter of 2016.
(Loss) gain on Derivative Instruments, Net
This line item relates to the ineffective portion of changes in fair value of cash flow hedges. There is no significant change as compared to the same periods in 2015 for the three or six months ended June 30, 2016.

Gain (loss) on Disposition of Real Estate, Net
During the three months ended June 30, 2016, the change of $25.1 million from a loss on dispositions of real estate, net to a gain as compared to the same period in 2015, is due to the Company’s disposition of 87 properties for an aggregate sales price of $187.7 million, which resulted in a gain of $3.4 million related to the dispositions, as compared to the disposal of four properties sold for $80.5 million during the same period in 2015 for a loss of $1.5 million related to the sales. Additionally, the company recorded a loss of $2.9 million related to assets classified as held for sale during the three months ended June 30, 2016, compared to $23.2 million in the same period in 2015.
During the six months ended June 30, 2016, the change of $73.7 million from a loss on dispositions of real estate, net to a gain as compared to the same period in 2015, is due to the Company’s disposition of 145 properties for an aggregate sales price of $381.3 million, which resulted in an aggregate gain of $22.2 million related to the sales, as compared to the disposal of 15 properties sold for $352.3 million during the same period in 2015 for a loss of $32.8 million related to the sales. During the six months ended June 30, 2016, the Company also recorded a loss of $4.6 million related to assets classified as held for sale, as compared to a loss of $23.2 million related to the properties.
Benefit from (Provision for) Income Taxes
The consolidated benefit from income taxes of $0.3 million and $0.2 million for the three and six months ended June 30, 2016 as compared to a provision of $1.3 million and $3.3 million for the same period in 2015 reflects an overall decrease related to lower state income tax during the three and six months ended June 30, 2016 as compared to the same period in 2015.
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
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a supplemental performance measure known as FFO, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
NAREIT defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets and impairment write-downs on real estate including the pro rata share of adjustments for unconsolidated partnerships and joint ventures. We calculated FFO in accordance with NAREIT’s definition described above.
In addition to FFO, we use AFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition related costs, litigation and other non-routine costs, gains or losses on sale of investment securities or mortgage notes receivable, insurance recoveries and legal settlements. We also exclude certain non-cash items such as impairments of goodwill or intangible assets, straight-line rental revenue, unrealized gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation, amortization of intangible assets, deferred financing costs, above-market lease assets and below-market lease liabilities. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by traded REITs, and we believe often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and AFFO, in addition to net income (loss), as defined by U.S. GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of the Company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net income (loss) and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any other regulatory body has evaluated the acceptability of the exclusions used to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.

The table below presents FFO and AFFO for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2016	2015	2016	2015
Net income (loss)	$3,233	$(108,709)	$(112,847)	$(139,402)
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(35,946)	(35,946)
(Gain) loss on real estate assets and interest in joint venture, net	(437)	24,674	(27,810)	56,042
Depreciation and amortization of real estate assets	190,236	209,132	386,227	419,902
Impairment of real estate	8,825	85,341	169,342	85,341
Proportionate share of adjustments for unconsolidated entities	290	1,486	1,437	3,044
FFO attributable to common stockholders and limited partners	184,174	193,951	380,403	388,981
Acquisition related	41	1,563	283	3,745
Litigation and other non-routine costs, net of insurance recoveries	2,917	16,864	(2,258)	33,287
Legal settlements	—	—	—	(1,250)
(Gain) loss on investment securities	—	172	—	(61)
Loss (gain) on derivative instruments, net	177	(311)	1,263	717
Amortization of premiums and discounts on debt and investments, net	(4,030)	(5,298)	(8,456)	(9,156)
Amortization of below-market lease liabilities, net of above-market lease assets	1,248	1,064	2,544	2,071
Net direct financing lease adjustments	590	491	1,149	986
Amortization and write-off of deferred financing costs	7,461	7,428	14,768	15,357
Amortization of management contracts	6,240	7,510	13,691	15,020
Deferred tax benefit (1)	(6,417)	(3,874)	(7,874)	(7,846)
Gain on extinguishment and forgiveness of debt, net	(252)	—	(252)	(5,302)
Straight-line rent, net of bad debt expense related to straight-line rent	(15,663)	(23,997)	(28,708)	(43,104)
Equity-based compensation	2,779	5,355	4,509	6,173
Other amortization and non-cash charges	751	766	1,494	1,519
Proportionate share of adjustments for unconsolidated entities	91	654	226	1,336
AFFO attributable to common stockholders and limited partners	$180,107	$202,338	$372,782	$402,473

Weighted-average shares of common stock outstanding - basic	904,107,378	903,339,143	903,966,552	903,168,654
Effect of Limited Partner OP Units and dilutive securities (2)	27,144,667	26,348,273	26,831,582	26,253,494
Weighted-average shares of common stock outstanding - diluted (3)	931,252,045	929,687,416	930,798,134	929,422,148

AFFO attributable to common stockholders and limited partners per diluted share	$0.19	$0.22	$0.40	$0.43
____________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and certain unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the REI segment for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
REI segment:	2016	2015	2016	2015
Net income (loss)	$2,167	$(108,267)	$(113,367)	$(138,874)
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(35,946)	(35,946)
(Gain) loss on real estate assets and interest in joint venture, net	(437)	24,674	(27,810)	56,042
Depreciation and amortization of real estate assets	190,236	209,132	386,227	419,902
Impairment of real estate	8,825	85,341	169,342	85,341
Proportionate share of adjustments for unconsolidated entities	290	1,486	1,437	3,044
FFO attributable to common stockholders and limited partners	183,108	194,393	379,883	389,509

Acquisition related	27	1,563	244	3,286
Litigation and other non-routine costs, net of insurance recoveries	2,917	16,864	(2,258)	33,287
Legal settlements	—	—	—	(1,250)
(Gain) loss on investment securities	—	172	—	(61)
Loss (gain) on derivative instruments, net	177	(311)	1,263	717
Amortization of premiums and discounts on debt and investments, net	(4,030)	(5,298)	(8,456)	(9,156)
Amortization of below-market lease liabilities, net of amortization of above-market lease assets	1,248	1,064	2,544	2,071
Net direct financing lease adjustments	590	491	1,149	986
Amortization and write-off of deferred financing costs	7,461	7,428	14,768	15,357
Gain on extinguishment of debt and forgiveness of debt, net	(252)	—	(252)	(5,302)
Straight-line rent, net of bad debt expense related to straight-line rent	(15,663)	(23,997)	(28,708)	(43,104)
Equity-based compensation	1,925	2,357	2,724	2,759
Other amortization and non-cash charges	—	(10)	—	8
Proportionate share of adjustments for unconsolidated entities	91	654	226	1,336
AFFO attributable to common stockholders and limited partners	$177,599	$195,370	$363,127	$390,443

Weighted-average shares of common stock outstanding - basic	904,107,378	903,339,143	903,966,552	903,168,654
Effect of Limited Partner OP Units and dilutive securities (2)	27,144,667	26,348,273	26,831,582	26,253,494
Weighted-average shares of common stock outstanding - diluted (2)	931,252,045	929,687,416	930,798,134	929,422,148

AFFO attributable to common stockholders and limited partners per diluted share	$0.19	$0.21	$0.39	$0.42
____________________________________

(1)	Dilutive securities include unvested restricted shares of common stock and certain unvested restricted stock units.

(2)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the Cole Capital segment for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
Cole Capital segment:	2016	2015	2016	2015
Net income (loss)	$1,066	$(442)	520	$(528)
FFO attributable to common stockholders and limited partners	1,066	(442)	520	(528)

Acquisition related	14	—	39	459
Amortization of Management Contracts	6,240	7,510	13,691	15,020
Deferred tax benefit (1)	(6,417)	(3,874)	(7,874)	(7,846)
Equity-based compensation	854	2,998	1,785	3,414
Other amortization and non-cash charges	751	776	1,494	1,511
AFFO attributable to common stockholders and limited partners	$2,508	$6,968	$9,655	$12,030

Weighted-average shares of common stock outstanding - basic	904,107,378	903,339,143	903,966,552	903,168,654
Effect of Limited Partner OP Units and dilutive securities (2)	27,144,667	26,348,273	26,831,582	26,253,494
Weighted-average shares of common stock outstanding - diluted (3)	931,252,045	929,687,416	930,798,134	929,422,148

AFFO attributable to common stockholders and limited partners per diluted share	$—	$0.01	$0.01	$0.01
_________________________________

(1)	This adjustment represents the non-current portion of the tax benefit recognized in net loss in order to show only the current portion of the benefit or provision as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and certain unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	fund capital expenditures, tenant improvements and leasing costs;

•	pay litigation expenses; and

•	fund possible property acquisitions.

We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.

Universal Shelf Registration
In May 2016, we filed a shelf registration statement with the SEC, which is effective for a term of three years. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares representing fractional interests in shares of preferred stock, (v) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (vi) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
2016 Bond Offering
On June 2, 2016, the OP closed its senior note offering, consisting of (i) $400.0 million aggregate principal amount of 4.125% Senior Notes due June 1, 2021 and (ii) $600.0 million aggregate principal amount of 4.875% Senior Notes due June 1, 2026. As discussed in Note 20 – Subsequent Events, on July 5, 2016, the Company redeemed all of the $1.3 billion aggregate principal amount of our outstanding 2.000% Senior Notes due 2017, plus accrued and unpaid interest thereon and the required make-whole premium.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the six months ended June 30, 2016, we disposed of 145 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $494.8 million, of which our share was $470.5 million, resulting in consolidated proceeds of $345.3 million after disposition fees and debt assumptions. We expect to continue to explore opportunities to sell additional properties as we pay off outstanding debt and reduce our borrowings under the Credit Facility, which will reduce our overall leverage and provide us further financial flexibility.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
The Credit Facility allows for maximum borrowings of $3.3 billion, consisting of a $1.0 billion term loan facility and a $2.3 billion revolving credit facility. The Credit Facility includes an accordion feature, which, if exercised in full, allows the Company to increase the aggregate commitments under the Credit Facility to $3.3 billion, subject to the receipt of such additional commitments and the satisfaction of certain customary conditions. As of June 30, 2016, a maximum of $2.2 billion was available to the Operating Partnership for future borrowings, subject to borrowing availability.
As of June 30, 2016, our outstanding balance under the Credit Facility was $1.1 billion, following our net repayment of amounts under the revolving portion of the Credit Facility during the six months ended June 30, 2016 of $405.0 million. Of the outstanding balance under the Credit Facility, $40.0 million bore a floating interest rate of 2.26% at June 30, 2016. The remaining outstanding balance on the Credit Facility of $1.0 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our credit rating, the interest rate on this portion was 3.29% at June 30, 2016.
The revolving credit facility generally bears interest at an annual rate of London Inter-Bank Offer Rate (“LIBOR”) plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon our then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The term loan facility generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon our then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.

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
The Company believes that it was in compliance with the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2016.
2016 Term Loan
Summary and Obligations
On June 2, 2016, the General Partner as guarantor, and the OP, as borrower, entered into the 2016 Term Loan, pursuant to the 2016 Term Loan Agreement with JPMorgan Chase Bank, N.A., as the administrative agent, and certain other lenders party thereto. The Company did not draw on the 2016 Term Loan prior to June 30, 2016. The 2016 Term Loan provides for borrowings in an aggregate principal amount of $300.0 million and generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate (as defined above) plus 0.15% to 1.05% (based upon the General Partner’s then current credit rating). The 2016 Term Loan matures on July 1, 2019. The borrowings under the 2016 Term Loan will be guaranteed by (i) VEREIT and each subsidiary of VEREIT owning a direct or indirect interest in the Operating Partnership and (ii) each subsidiary of VEREIT (other than the Operating Partnership) that guarantees certain other indebtedness of VEREIT, the Operating Partnership or any other subsidiary of VEREIT that becomes a guarantor under the 2016 Term Loan.

2016 Term Loan Covenants
The 2016 Term Loan requires the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) consistent with the financial maintenance covenants included in our Existing Credit Facility plus two additional financial maintenance covenants including maintaining (i) minimum designated property asset value greater than or equal to 60% and (ii) minimum designated property yield of at least 11.50%. The 2016 Term Loan provides that if at any time the OP achieves a corporate family rating of at least BBB-, Baa3 or BBB- from at least two of S&P, Moody’s or Fitch, respectively, then all pledges of equity interest will be released. In the event of certain downgrades that follow an upgrade, the OP will be required to pledge certain interests to the lenders. As of June 30, 2016, the Company believes that it was in compliance with the covenants of the 2016 Term Loan.
Corporate Bonds
Summary and Obligations
On June 2, 2016, the OP closed its 2016 Bond Offering. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the covenants of our existing Senior Notes during the six months ended June 30, 2016. The covenants of our new Senior Notes are materially the same as our existing Senior Notes. As of June 30, 2016, the Company believes that it was in compliance with these covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
On July 29, 2013, the Company issued $300.0 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million aggregate principal amount of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes through a reopening of the indenture governing the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes and together with the 2018 Convertible Notes, the “Convertible Notes”). The 2018 Convertible Notes have a weighted average interest rate of 3.00%, a conversion rate of 60.5997 and mature on August 1, 2018 and the 2020 Convertible Notes have a weighted average interest rate of 3.75%, a conversion rate of 66.7249 and mature on December 15, 2020. The Convertible Notes are convertible into cash or shares of the Company’s common stock at the Company’s option. There were no changes to the terms of our Convertible Notes during the six months ended June 30, 2016.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of June 30, 2016, we had non-recourse mortgage indebtedness of $2.9 billion, which was collateralized by 647 properties, reflecting a decrease from December 31, 2015 of $159.1 million derived primarily from our disposition activity during the six months ended June 30, 2016. Our mortgage indebtedness bore interest at the weighted-average rate of 5.07% per annum and had a weighted-average maturity of 4.8 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements require that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan-to-value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of June 30, 2016, the Company believes that it was in compliance with the debt covenants under its respective loan agreements, except for a loan in default with a principal balance of $38.1 million that is described below.

On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan, which had an outstanding balance of $38.1 million on the notice date, due to the Company’s election not to make a reserve payment required per the loan agreement. Due to the default, the Company is currently accruing interest at the default rate of interest of 10.68% per annum. During the six months ended June 30, 2016, the Company completed the foreclosure proceedings of one of the two properties that secured the loan. Due to the foreclosure, the Company recorded a loss of $3.4 million, which is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations and reduced the outstanding debt balance by $2.5 million as of June 30,2016. The Company completed the foreclosure proceedings of the second property subsequent to June 30, 2016.
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At June 30, 2016, the Company believes that it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default as described above and in “Note 10 – Debt” to our consolidated financial statements.
Other Debt
Availability of Funds
As of June 30, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $28.4 million and remaining unamortized premium of $0.2 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to June 30, 2016 are $7.4 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Dividends
On May 4, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2016 to stockholders of record as of June 30, 2016, which was paid on July 15, 2016. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 15 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of June 30, 2016, there were approximately 42.8 million shares of Series F Preferred Stock(and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$2,909,701	$394,102	$450,944	$721,002	$1,343,653
Interest payments - mortgage notes and other debt (1) (2)	659,828	134,695	220,746	178,335	126,052
Principal payments - Credit Facility	1,055,000	—	1,055,000	—	—
Interest payments - Credit Facility (1) (2)	68,937	34,792	34,145	—	—
Principal payments - corporate bonds (3)	3,550,000	1,300,000	750,000	400,000	1,100,000
Interest payments - corporate bonds	619,890	106,778	173,438	136,125	203,549
Principal payments - convertible debt	1,000,000	—	597,500	402,500	—
Interest payments - convertible debt	104,596	33,019	49,607	21,970	—
Operating and ground lease commitments	323,992	9,627	38,536	37,092	238,737
Build-to-suit commitments	1,937	1,937	—	—	—
Total	$10,293,881	$2,014,950	$3,369,916	$1,897,024	$3,011,991
____________________________________

(1)
As of June 30, 2016, we had $247.7 million of variable rate mortgage notes and $1.0 billion of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $48.8 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.

(3)	Repaid $1.3 billion 2017 Senior Notes on July 5, 2016. See Note 20 – Subsequent Events for further details.
Cash Flow Analysis
Operating Activities – The level of cash flows provided by operating activities is affected by the timing of interest payments, acquisition and transaction costs, as well as the receipt of scheduled rent payments. During the six months ended June 30, 2016, net cash provided by operating activities decreased $40.6 million to $410.2 million from $450.8 million during the same period in 2015. The decrease was primarily due to a decrease in rental receipts related to the disposition of 373 consolidated properties and two unconsolidated joint ventures subsequent to January 1, 2015. This decrease was partially offset by a decrease in interest expense and expenses incurred related to the Audit Committee Investigation and related litigation, net of insurance recoveries.
Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2016 increased $77.9 million to $364.9 million from $287.1 million during the same period in 2015. The increase in cash flow is primarily related to an increase in cash proceeds from the disposition of real estate assets of $20.3 million as part of the Company’s portfolio management strategy and the receipt of $50.0 million on the Affiliate Lines of Credit.
Financing Activities – Net cash provided by financing activities of $185.4 million increased $1.2 billion during the six months ended June 30, 2016 from net cash used in financing activities of $1.0 billion during the same period in 2015. The increase was primarily related to proceeds received from the 2016 Bond Offering as well as the net increase in proceeds from and payments on the credit facility. This increase was partially offset by the increase in distributions paid.
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
Related Party Transactions and Agreements
There have been no related party transactions to report during the six months ended June 30, 2016 aside from those with the Cole REITs, as further described below.
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
Interest Rate Risk
As of June 30, 2016, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $8.7 billion and $8.5 billion, respectively. Changes in market interest rates on our fixed rate debt impact fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $1.2 billion. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $0.8 billion.
As of June 30, 2016, our debt included variable-rate debt with a fair value and carrying value of $48.6 million and $48.8 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.5 million annually. See “Note 10 – Debt” to our consolidated financial statements.
As of June 30, 2016, our interest rate swaps had a fair value that resulted in a liability of $15.2 million. See “Note 11 – Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 2, 2016

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.12 (17)	First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association.
4.13 (18)	Officer’s Certificate, dated as of June 2, 2016
4.14 (18)	Form of 4.125% Senior Notes due 2021
4.15 (18)	Form of 4.875% Senior Notes due 2026
10.1 (18)
Credit Agreement, dated as of June 2, 2016, by and among VEREIT Operating Partnership, L.P., VEREIT Inc., JPMorgan Chase Bank, N.A., as administrative agent, and each lender from time to time party thereto.

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

32.1**	Written statements of the Chief Executive Officer of VEREIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Written statements of the Chief Financial Officer of VEREIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**
Written statements of the Chief Executive Officer of VEREIT, Inc., the sole general partner of VEREIT Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**
Written statements of the Chief Financial Officer of VEREIT, Inc., the sole general partner of VEREIT Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

*	Filed herewith

**	Furnished herewith

(1)	Previously filed with the Pre-Effective Amendment No. 5 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on July 5, 2011.

(2)	Previously filed with the Current Report on Form 8-K filed with the SEC on May 15, 2012.

(3)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 30, 2012.

(4)	Previously filed with the Current Report on Form 8-K filed with the SEC on June 12, 2013.

(5)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 9, 2013.

(6)	Previously filed with the Current Report on Form 8-K filed with the SEC on November 15, 2013.

(7)	Previously filed with the Amended Current Report on Form 8-K/A filed with the SEC on December 20, 2013.

(8)	Previously filed with the Registration Statement on Form 8-A filed with the SEC on January 3, 2014.

(9)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 28, 2015.

(10)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015.

(11)	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 5, 2015.
(12) Previously filed with the Registration Statement on Form S-4 (Registration No. 333-197780-01) filed with the SEC on August 1, 2014.

(13)	Previously filed with the Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on March 2, 2015.

(14)	Previously filed with the Current Report on Form 8-K filed with the SEC on July 29, 2013.

(15)	Previously filed with the Current Report on Form 8-K filed with the SEC on December 11, 2013.
(16) Previously filed with the Current Report on Form 8-K filed with the SEC on February 7, 2014.

(17)	Previously filed with the Current Report on Form 8-K filed with the SEC on February 13, 2015.
(18) Previously filed with the Current Report on Form 8-K filed with the SEC on June 3, 2016.