Form 10-Q
period 2016-09-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2016-11-02
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 974,174,176 shares of common stock of VEREIT, Inc. outstanding as of October 31, 2016.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2016 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended September 30, 2016

Page
PART I
Item 1. Financial Statements	2
Consolidated Balance Sheets of VEREIT, Inc. as of September 30, 2016 and December 31, 2015	2
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2016 and 2015	3
Consolidated Statements of Comprehensive Income (Loss) of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2016 and 2015	4
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Nine Months Ended September 30, 2016 and 2015	5
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Nine Months Ended September 30, 2016 and 2015	6
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of September 30, 2016 and December 31, 2015	7
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2016 and 2015	8
Consolidated Statements of Comprehensive Income (Loss) of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2016 and 2015	9
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2016 and 2015	10
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2016 and 2015	11
Notes to Consolidated Financial Statements	12
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3. Quantitative and Qualitative Disclosures About Market Risk	71
Item 4. Controls and Procedures	73
PART II
Item 1. Legal Proceedings	74
Item 1A. Risk Factors	74
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3. Defaults Upon Senior Securities	74
Item 4. Mine Safety Disclosures	74
Item 5. Other Information	74
Item 6. Exhibits	74
Signatures	75

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	September 30, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$2,946,105	$3,120,653
Buildings, fixtures and improvements	10,800,316	11,445,690
Intangible lease assets	2,073,076	2,218,378
Total real estate investments, at cost	15,819,497	16,784,721
Less: accumulated depreciation and amortization	2,188,998	1,778,597
Total real estate investments, net	13,630,499	15,006,124
Investment in unconsolidated entities	24,711	56,824
Investment in direct financing leases, net	40,785	46,312
Investment securities, at fair value	48,098	53,304
Mortgage notes receivable, net	23,014	24,238
Cash and cash equivalents	116,618	69,103
Restricted cash	61,828	59,767
Intangible assets, net	30,849	50,779
Rent and tenant receivables and other assets, net	339,529	303,637
Goodwill	1,602,610	1,656,374
Due from affiliates	20,883	60,633
Real estate assets held for sale, net	118,396	18,771
Total assets	$16,057,820	$17,405,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable and other debt, net	$2,861,210	$3,111,985
Corporate bonds, net	2,225,157	2,536,333
Convertible debt, net	970,691	962,894
Credit facility, net	496,008	1,448,590
Below-market lease liabilities, net	229,340	251,692
Accounts payable and accrued expenses	139,150	151,877
Deferred rent, derivative and other liabilities	89,154	87,490
Distributions payable	159,415	140,816
Due to affiliates	—	230
Total liabilities	7,170,125	8,691,907
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of September 30, 2016 and December 31, 2015	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 974,183,819 and 904,884,394 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	9,742	9,049
Additional paid-in-capital	12,637,049	11,931,768
Accumulated other comprehensive loss	(4,687)	(2,025)
Accumulated deficit	(3,933,092)	(3,415,233)
Total stockholders’ equity	8,709,440	8,523,987
Non-controlling interests	178,255	189,972
Total equity	8,887,695	8,713,959
Total liabilities and equity	$16,057,820	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$303,383	$333,766	$928,706	$1,017,708
Direct financing lease income	494	659	1,598	2,097
Operating expense reimbursements	27,969	22,983	77,862	71,269
Cole Capital revenue	31,069	27,546	94,788	81,569
Total revenues	362,915	384,954	1,102,954	1,172,643
Operating expenses:
Cole Capital reallowed fees and commissions	5,897	3,896	20,940	9,637
Acquisition related	90	1,764	373	5,509
Litigation and other non-routine costs, net of insurance recoveries	4,630	8,032	2,372	41,319
Property operating	34,820	31,950	107,832	95,547
General and administrative	29,761	32,842	92,255	99,906
Depreciation and amortization	195,173	208,542	596,826	645,196
Impairments	6,872	—	176,214	85,341
Total operating expenses	277,243	287,026	996,812	982,455
Operating income	85,672	97,928	106,142	190,188
Other (expense) income:
Interest expense	(79,869)	(89,530)	(242,763)	(275,801)
(Loss) gain on extinguishment and forgiveness of debt, net	(2,003)	—	(1,751)	5,302
Other income, net	1,744	2,368	4,022	10,255
Equity in income and gain on disposition of unconsolidated entities	212	6,837	10,686	8,340
Loss on derivative instruments, net	(2,023)	(1,420)	(3,286)	(2,137)
Total other expenses, net	(81,939)	(81,745)	(233,092)	(254,041)
Income (loss) before taxes and real estate dispositions	3,733	16,183	(126,950)	(63,853)
Gain (loss) on disposition of real estate, net	28,111	(6,542)	45,723	(62,584)
Income (loss) before taxes	31,844	9,641	(81,227)	(126,437)
Provision for income taxes	(1,598)	(1,500)	(1,374)	(4,824)
Net income (loss)	30,246	8,141	(82,601)	(131,261)
Net (income) loss attributable to non-controlling interests (1)	(751)	(612)	2,156	2,298
Net income (loss) attributable to the General Partner	$29,495	$7,529	$(80,445)	$(128,963)

Basic and diluted net income (loss) per share attributable to common stockholders and limited partners	$0.01	$(0.01)	$(0.15)	$(0.20)
Distributions declared per common share	$0.14	$0.14	$0.41	$0.14
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$30,246	$8,141	$(82,601)	$(131,261)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	3,178	(10,076)	(9,811)	(21,057)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	4,650	2,787	8,668	8,316
Unrealized loss on investment securities, net	(29)	(918)	(1,599)	(232)
Reclassification of previous unrealized loss on investment securities into net income (loss) as other income, net	—	—	—	110
Total other comprehensive income (loss)	7,799	(8,207)	(2,742)	(12,863)

Total comprehensive income (loss)	38,045	(66)	(85,343)	(144,124)
Comprehensive (income) loss attributable to non-controlling interests (1)	(940)	(283)	2,236	2,627
Total comprehensive income (loss) attributable to the General Partner	$37,105	$(349)	$(83,107)	$(141,497)
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2016	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Issuance of common stock, net	—	—	69,000,000	690	701,792	—	—	702,482	—	702,482
Conversion of OP Units to common stock	—	—	15,450	—	159	—	—	159	(159)	—
Repurchases of common stock to settle tax obligation	—	—	(424,726)	(4)	(4,144)	—	—	(4,148)	—	(4,148)
Equity-based compensation, net	—	—	708,701	7	7,090	—	—	7,097	—	7,097
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on common stock	—	—	—	—	—	—	(382,819)	(382,819)	—	(382,819)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,889)	(9,889)
Distributions to participating securities	—	—	—	—	—	—	(400)	(400)	—	(400)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(53,811)	(53,811)	(108)	(53,919)
Cumulative-effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(80,445)	(80,445)	(2,156)	(82,601)
Other comprehensive loss	—	—	—	—	—	(2,662)	—	(2,662)	(80)	(2,742)
Balance, September 30, 2016	42,834,138	$428	974,183,819	$9,742	$12,637,049	$(4,687)	$(3,933,092)	$8,709,440	$178,255	$8,887,695

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(183,492)	(1)	(1,633)	—	—	(1,634)	—	(1,634)
Equity-based compensation, net	—	—	(386,705)	(4)	10,193	—	—	10,189	—	10,189
Tax shortfall from equity-based compensation	—	—	—	—	(629)	—	—	(629)	—	(629)
Distributions declared on common stock	—	—	—	—	—	—	(124,225)	(124,225)	—	(124,225)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(16,879)	(16,879)
Distributions to participating securities	—	—	—	—	—	—	(222)	(222)	—	(222)
Distributions to preferred shareholders	—	—	—	—	—	—	(53,920)	(53,920)	—	(53,920)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	6,339	6,339
Net loss	—	—	—	—	—	—	(128,963)	(128,963)	(2,298)	(131,261)
Other comprehensive loss	—	—	—	—	—	(12,534)	—	(12,534)	(329)	(12,863)
Balance, September 30, 2015	42,834,138	$428	904,960,234	$9,050	$11,928,184	$(9,806)	$(3,085,906)	$8,841,950	$215,275	$9,057,225

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(82,601)	$(131,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	610,291	660,715
(Gain) loss on real estate assets and joint venture, net	(55,921)	55,855
Impairments	176,214	85,341
Equity-based compensation	7,097	10,189
Equity in income of unconsolidated entities	(488)	(1,611)
Distributions from unconsolidated entities	3,007	9,578
Loss on derivative instruments	3,286	2,137
(Gain) on investment securities	—	(65)
Loss (gain) on extinguishment and forgiveness of debt, net	1,751	(5,307)
Changes in assets and liabilities:
Investment in direct financing leases	1,861	1,503
Rent and tenant receivables and other assets, net	(51,702)	(59,509)
Due from affiliates	50	19,141
Accounts payable and accrued expenses	(6,726)	6,679
Deferred rent, derivative and other liabilities	(1,235)	(24,939)
Due to affiliates	(230)	(318)
Net cash provided by operating activities	604,654	628,128
Cash flows from investing activities:
Investments in real estate assets	(19,952)	(10,207)
Capital expenditures and leasing costs	(15,892)	(10,880)
Real estate developments	(6,288)	(51,863)
Principal repayments received from borrowers	4,906	6,043
Investments in unconsolidated entities	(2,500)	—
Proceeds from disposition of real estate and joint venture	615,246	413,270
Investment in leasehold improvements and other assets	(726)	—
Proceeds from sale of investments and other assets	—	229
Deposits for real estate assets	(11,686)	(15,105)
Uses and refunds of deposits for real estate assets	9,753	42,619
Line of credit advances to affiliates	(10,300)	(10,000)
Line of credit repayments from affiliates	50,000	10,000
Change in restricted cash	(5,674)	10,488
Net cash provided by investing activities	606,887	384,594
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,450	1,379
Payments on mortgage notes payable and other debt, including extinguishment costs	(145,802)	(113,570)
Proceeds from credit facility	783,000	—
Payments on credit facility	(1,743,000)	(1,074,000)
Proceeds from corporate bonds	1,000,000	—
Payments on corporate bonds, including extinguishment costs	(1,311,208)	—
Payments of deferred financing costs	(19,056)	(2,412)
Proceeds from 2016 Term Loan	300,000	—
Repayment of 2016 Term Loan	(300,000)	—
Repurchases of common stock to settle tax obligations	(4,148)	(1,634)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	702,765	—
Payments of equity issuance costs	(274)	—
Contributions from non-controlling interest holders	675	—
Distributions paid	(428,428)	(67,537)
Net cash used in financing activities	(1,164,026)	(1,257,774)
Net change in cash and cash equivalents	47,515	(245,052)
Cash and cash equivalents, beginning of period	69,103	416,711
Cash and cash equivalents, end of period	$116,618	$171,659

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$2,946,105	$3,120,653
Buildings, fixtures and improvements	10,800,316	11,445,690
Intangible lease assets	2,073,076	2,218,378
Total real estate investments, at cost	15,819,497	16,784,721
Less: accumulated depreciation and amortization	2,188,998	1,778,597
Total real estate investments, net	13,630,499	15,006,124
Investment in unconsolidated entities	24,711	56,824
Investment in direct financing leases, net	40,785	46,312
Investment securities, at fair value	48,098	53,304
Mortgage notes receivable, net	23,014	24,238
Cash and cash equivalents	116,618	69,103
Restricted cash	61,828	59,767
Intangible assets, net	30,849	50,779
Rent and tenant receivables and other assets, net	339,529	303,637
Goodwill	1,602,610	1,656,374
Due from affiliates	20,883	60,633
Real estate assets held for sale, net	118,396	18,771
Total assets	$16,057,820	$17,405,866

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,861,210	$3,111,985
Corporate bonds, net	2,225,157	2,536,333
Convertible debt, net	970,691	962,894
Credit facility, net	496,008	1,448,590
Below-market lease liabilities, net	229,340	251,692
Accounts payable and accrued expenses	139,150	151,877
Deferred rent, derivative and other liabilities	89,154	87,490
Distributions payable	159,415	140,816
Due to affiliates	—	230
Total liabilities	7,170,125	8,691,907
Commitments and contingencies (Note 14)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of September 30, 2016 and December 31, 2015	871,758	925,569
General Partner's common equity, 974,183,819 and 904,884,394 General Partner OP Units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,837,682	7,598,418
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of September 30, 2016 and December 31, 2015	3,207	3,315
Limited Partner's common equity, 23,748,347 and 23,763,797 Limited Partner OP Units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	172,625	184,800
Total partners’ equity	8,885,272	8,712,102
Non-controlling interests	2,423	1,857
Total equity	8,887,695	8,713,959
Total liabilities and equity	$16,057,820	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$303,383	$333,766	$928,706	$1,017,708
Direct financing lease income	494	659	1,598	2,097
Operating expense reimbursements	27,969	22,983	77,862	71,269
Cole Capital revenue	31,069	27,546	94,788	81,569
Total revenues	362,915	384,954	1,102,954	1,172,643
Operating expenses:
Cole Capital reallowed fees and commissions	5,897	3,896	20,940	9,637
Acquisition related	90	1,764	373	5,509
Litigation and other non-routine costs, net of insurance recoveries	4,630	8,032	2,372	41,319
Property operating	34,820	31,950	107,832	95,547
General and administrative	29,761	32,842	92,255	99,906
Depreciation and amortization	195,173	208,542	596,826	645,196
Impairments	6,872	—	176,214	85,341
Total operating expenses	277,243	287,026	996,812	982,455
Operating income	85,672	97,928	106,142	190,188
Other (expense) income:
Interest expense	(79,869)	(89,530)	(242,763)	(275,801)
(Loss) gain on extinguishment and forgiveness of debt, net	(2,003)	—	(1,751)	5,302
Other income, net	1,744	2,368	4,022	10,255
Equity in income and gain on disposition of unconsolidated entities	212	6,837	10,686	8,340
Loss on derivative instruments, net	(2,023)	(1,420)	(3,286)	(2,137)
Total other expenses, net	(81,939)	(81,745)	(233,092)	(254,041)
Income (loss) before taxes and real estate dispositions	3,733	16,183	(126,950)	(63,853)
Gain (loss) on disposition of real estate, net	28,111	(6,542)	45,723	(62,584)
Income (loss) before taxes	31,844	9,641	(81,227)	(126,437)
Provision for income taxes	(1,598)	(1,500)	(1,374)	(4,824)
Net income (loss)	30,246	8,141	(82,601)	(131,261)
Net (income) loss attributable to non-controlling interests (1)	(12)	(404)	23	(1,197)
Net income (loss) attributable to the OP	$30,234	$7,737	$(82,578)	$(132,458)

Basic and diluted net income (loss) per unit attributable to common unitholders	$0.01	$(0.01)	$(0.15)	$(0.20)
Distributions declared per common unit	$0.14	$0.14	$0.41	$0.14
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$30,246	$8,141	$(82,601)	$(131,261)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	3,178	(10,076)	(9,811)	(21,057)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	4,650	2,787	8,668	8,316
Unrealized loss on investment securities, net	(29)	(918)	(1,599)	(232)
Reclassification of previous unrealized loss on investment securities into net income (loss) as other income, net	—	—	—	110
Total other comprehensive income (loss)	7,799	(8,207)	(2,742)	(12,863)

Total comprehensive income (loss)	38,045	(66)	(85,343)	(144,124)
Comprehensive (income) loss attributable to non-controlling interests (1)	(12)	(404)	23	(1,197)
Total comprehensive income (loss) attributable to the OP	$38,033	$(470)	$(85,320)	$(145,321)
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2016	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Issuance of common units, net	—	—	—	—	69,000,000	702,482	—	—	702,482	—	702,482
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	15,450	159	(15,450)	(159)	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(424,726)	(4,148)	—	—	(4,148)	—	(4,148)
Equity-based compensation, net	—	—	—	—	708,701	7,097	—	—	7,097	—	7,097
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(383,219)	—	(9,803)	(393,022)	(86)	(393,108)
Distributions to Preferred OP Units	—	(53,811)	—	(108)	—	—	—	—	(53,919)	—	(53,919)
Net loss	—	—	—	—	—	(80,445)	—	(2,133)	(82,578)	(23)	(82,601)
Other comprehensive loss	—	—	—	—	—	(2,662)	—	(80)	(2,742)	—	(2,742)
Balance, September 30, 2016	42,834,138	$871,758	86,874	$3,207	974,183,819	$7,837,682	23,748,347	$172,625	$8,885,272	$2,423	$8,887,695

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2015	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(183,492)	(1,634)	—	—	(1,634)	—	(1,634)
Equity-based compensation, net	—	—	—	—	(386,705)	10,189	—	—	10,189	—	10,189
Tax shortfall from equity-based compensation	—	—	—	—	—	(629)	—	—	(629)	—	(629)
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(124,447)	—	(3,269)	(127,716)	(13,610)	(141,326)
Distributions to Preferred OP Units	—	(53,920)	—	—	—	—	—	—	(53,920)	—	(53,920)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	6,339	6,339
Net loss	—	—	—	—	—	(128,963)	—	(3,495)	(132,458)	1,197	(131,261)
Other comprehensive loss	—	—	—	—	—	(12,534)	—	(329)	(12,863)	—	(12,863)
Balance, September 30, 2015	42,834,138	$943,067	86,874	$3,375	904,960,234	$7,899,149	23,763,797	$194,009	$9,039,600	$17,625	$9,057,225

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(82,601)	$(131,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	610,291	660,715
(Gain) loss on real estate assets and joint venture, net	(55,921)	55,855
Impairments	176,214	85,341
Equity-based compensation	7,097	10,189
Equity in income of unconsolidated entities	(488)	(1,611)
Distributions from unconsolidated entities	3,007	9,578
Loss on derivative instruments	3,286	2,137
(Gain) on investment securities	—	(65)
Loss (gain) on extinguishment and forgiveness of debt, net	1,751	(5,307)
Changes in assets and liabilities:
Investment in direct financing leases	1,861	1,503
Rent and tenant receivables and other assets, net	(51,702)	(59,509)
Due from affiliates	50	19,141
Accounts payable and accrued expenses	(6,726)	6,679
Deferred rent, derivative and other liabilities	(1,235)	(24,939)
Due to affiliates	(230)	(318)
Net cash provided by operating activities	604,654	628,128
Cash flows from investing activities:
Investments in real estate assets	(19,952)	(10,207)
Capital expenditures and leasing costs	(15,892)	(10,880)
Real estate developments	(6,288)	(51,863)
Principal repayments received from borrowers	4,906	6,043
Investments in unconsolidated entities	(2,500)	—
Proceeds from disposition of real estate and joint venture	615,246	413,270
Investment in leasehold improvements and other assets	(726)	—
Proceeds from sale of investments and other assets	—	229
Deposits for real estate assets	(11,686)	(15,105)
Uses and refunds of deposits for real estate assets	9,753	42,619
Line of credit advances to affiliates	(10,300)	(10,000)
Line of credit repayments from affiliates	50,000	10,000
Change in restricted cash	(5,674)	10,488
Net cash provided by investing activities	606,887	384,594
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,450	1,379
Payments on mortgage notes payable and other debt, including extinguishment costs	(145,802)	(113,570)
Proceeds from credit facility	783,000	—
Payments on credit facility	(1,743,000)	(1,074,000)
Proceeds from corporate bonds	1,000,000	—
Payments on corporate bonds, including extinguishment costs	(1,311,208)	—
Payments of deferred financing costs	(19,056)	(2,412)
Proceeds from 2016 Term Loan	300,000	—
Repayment of 2016 Term Loan	(300,000)	—
Repurchases of common units to settle tax obligations	(4,148)	(1,634)
Proceeds from the issuance of Common Units, net of underwriters’ discount	702,765	—
Payments of equity issuance costs	(274)	—
Contributions from non-controlling interest holders	675	—
Distributions paid	(428,428)	(67,537)
Net cash used in financing activities	(1,164,026)	(1,257,774)
Net change in cash and cash equivalents	47,515	(245,052)
Cash and cash equivalents, beginning of period	69,103	416,711
Cash and cash equivalents, end of period	$116,618	$171,659

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited)

Note 1 – Organization
VEREIT® is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. VEREIT Operating Partnership, L.P. (together with its subsidiaries, the “Operating Partnership” or the “OP”), is a Delaware limited partnership of which the General Partner is the sole general partner. VEREIT’s common stock, par value $0.01 per share (“Common Stock”), and its 6.70% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”) trade on the New York Stock Exchange (“NYSE”) under the trading symbols, “VER” and “VER PRF,” respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with its consolidated subsidiaries, including the OP.
The Company is a full-service real estate operating company with investment management capabilities that operates through two reportable segments, its real estate investment (“REI”) segment and its investment management segment, Cole Capital® (“Cole Capital”), as further discussed in Note 3 – Segment Reporting. Through the REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. The Company actively manages its portfolio considering a number of metrics including property type, concentration and key economic factors for appropriate balance and diversity. Through the Cole Capital segment, the Company is responsible for raising capital for and managing the affairs of the Cole REITs® (as defined in Note 3 – Segment Reporting) on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. To support both reportable segments, the Company employs a shared services model pursuant to which its personnel are integral in providing, among other things, transactional and operational functions to the Company’s owned portfolio and the Cole REITs.
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of September 30, 2016 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
September 30, 2016 (Unaudited) – (Continued)

Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 24, 2016. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2016. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of September 30, 2016 and December 31, 2015, there were approximately 23.75 million and 23.76 million Limited Partner OP Units outstanding, respectively.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The land and construction in progress line item from prior periods has been combined into the land caption in the consolidated balance sheets. The gain on forgiveness of debt previously included in other income, net has been combined into the caption (loss) gain on extinguishment and forgiveness of debt, net in the consolidated statements of operations. Additionally, equity in income of unconsolidated joint ventures previously included in other income, net in the consolidated statements of operations has been included in a separate caption entitled equity in income and gain on disposition of unconsolidated entities. Insurance recoveries previously included in other income, net in the consolidated statements of operations has been included in litigation and other non-routine costs, net of insurance recoveries.
Restricted Cash
The Company had $61.8 million and $59.8 million, respectively, in restricted cash as of September 30, 2016 and December 31, 2015. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. In accordance with certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at September 30, 2016 was $52.2 million in lender reserves and $9.6 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2015 was $47.9 million in lender reserves and $11.9 million held in restricted lockbox accounts.
Revenue Recognition – REI
The Company’s revenues, which primarily consist of rental income and include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial non-cancelable term of the lease, are recognized when earned and collectability is reasonably assured. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, straight-line rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in rent and tenant receivables and other assets, net, in the consolidated balance sheets. See Note 8 – Rent and Tenant Receivables and Other Assets, Net. Cost recoveries from tenants are included in operating expense reimbursements in the consolidated statements of operations in the period the related costs are incurred. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of September 30, 2016 and December 31, 2015, the Company had $70.9 million and $67.2 million, respectively, of deferred rental income, which is included in deferred rent, derivative and other liabilities in the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets and in the consolidated statements of operations as a reduction to rental income. As of September 30, 2016 and December 31, 2015, the Company maintained an allowance for uncollectible accounts of $8.3 million and $6.6 million, respectively.
Revenue Recognition – Cole Capital
Revenue includes securities sales commissions, dealer manager fees, distribution and stockholder servicing fees, real estate acquisition fees, financing coordination fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Cole REITs’ offerings and the investment and management of their respective assets, in accordance with the respective dealer manager and advisory agreements. The Company records dealer manager fees, excluding those related to INAV (as defined in Note 3 – Segment Reporting), and securities sales commissions as revenue upon the sale of Cole REIT shares. Dealer manager fees from the sale of INAV shares and distribution and stockholder servicing fees are recorded as revenue when the fees are fixed or determinable. The Company records revenue related to acquisition and financing coordination fees upon completion of a transaction and advisory, asset and property management fees as services are performed. The Company is also reimbursed for certain costs incurred in providing these services. Securities sales commissions and dealer manager reimbursements are recorded as revenue as the expenses are incurred, as long as reimbursement is reasonably assured. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The Company also reallows 100% of selling commissions earned to participating broker-dealers. Refer to Note 17 – Related Party Transactions and Arrangements for further discussion. In addition, the Company earns property management, asset management and disposition fees from certain joint ventures and other real estate programs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

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
Similar costs incurred in relation to mergers (which are not considered self-originating purchases) and litigation resulting therefrom and other non-routine transactions are included in litigation and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. The Company has also incurred legal fees and other costs associated with the Audit Committee Investigation (defined below) and the litigations and investigations resulting therefrom, which are considered non-routine. The Company has directors’ and officers’ insurance and the insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and other non-routine costs include the following costs (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$5,221	$9,251		$13,413	$38,953
Legal fees and expenses	59	(294)	(2)	155	2,659	(3)
Other fees and expenses	—	—		—	632
Total costs incurred	5,280	8,957		13,568	42,244
Insurance recoveries	(650)	(925)		(11,196)	(925)
Total	$4,630	$8,032		$2,372	$41,319
___________________________________

(1)
Includes all fees and costs associated with the previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”) and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s advancement obligations.

(2)	The negative balance for the three months ended September 30, 2015 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(3)	Primarily relates to fees incurred in connection with a legal matter resolved in early 2014.

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
As of September 30, 2016, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2011 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

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
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an amendment to ASU 2014-09, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), was issued to defer the effective date for all entities by one year. For public business entities, certain not-for-profit entities and certain employee benefit plans, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has identified its revenue streams and is in the process of evaluating the impact on its financial statements and internal accounting processes; however, as the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its financial statements.
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
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
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
September 30, 2016 (Unaudited) – (Continued)

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
Note 3 – Segment Reporting
The Company has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of September 30, 2016, the Company owned 4,213 properties comprising 96.9 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.0% leased with a weighted-average remaining lease term of 10.0 years. In addition, as of September 30, 2016, the Company owned eight commercial mortgage-backed securities (“CMBS”) and nine mortgage notes receivable.
Cole Capital – Through its Cole Capital segment, the Company is responsible for managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), Cole Credit Property Trust V, Inc. (“CCPT V”); and other real estate offerings in registration (collectively with CCPT IV, INAV, CCIT II, CCIT III and CCPT V, the “Cole REITs”), raising capital for those Cole REITs still in offering, identifying and making acquisitions and investments on the Cole REITs’ behalf and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Cole REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings. See Note 17 – Related Party Transactions and Arrangements for further discussion on the Cole REITs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REI segment:
Revenues:
Rental income	$303,383	$333,766	$928,706	$1,017,708
Direct financing lease income	494	659	1,598	2,097
Operating expense reimbursements	27,969	22,983	77,862	71,269
Total real estate investment revenues	331,846	357,408	1,008,166	1,091,074
Operating expenses:
Acquisition related	90	1,690	334	4,976
Litigation and other non-routine costs, net of insurance recoveries	4,630	8,032	2,372	41,319
Property operating	34,820	31,950	107,832	95,547
General and administrative	12,069	15,848	37,998	48,045
Depreciation and amortization	187,897	200,158	574,124	620,068
Impairment of real estate	6,872	—	176,214	85,341
Total operating expenses	246,378	257,678	898,874	895,296
Operating income	85,468	99,730	109,292	195,778
Other (expense) income:
Interest expense	(79,869)	(89,530)	(242,763)	(275,801)
(Loss) gain on extinguishment and forgiveness of debt, net	(2,003)	—	(1,751)	5,302
Other income, net	1,649	1,903	3,433	8,179
Equity in income and gain on disposition of unconsolidated entities	212	6,837	10,686	8,340
Loss on derivative instruments, net	(2,023)	(1,420)	(3,286)	(2,137)
Total other expenses, net	(82,034)	(82,210)	(233,681)	(256,117)
Income (loss) before taxes and real estate dispositions	3,434	17,520	(124,389)	(60,339)
Gain (loss) on disposition of real estate, net	28,111	(6,542)	45,723	(62,584)
Income (loss) before taxes	31,545	10,978	(78,666)	(122,923)
Provision for income taxes	(1,539)	(2,238)	(4,695)	(7,211)
Net income (loss)	$30,006	$8,740	$(83,361)	$(130,134)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$9,545	$5,850	$32,850	$14,483
Transaction service fees and reimbursements	3,779	7,400	10,639	24,696
Management fees and reimbursements	17,745	14,296	51,299	42,390
Total Cole Capital revenues	31,069	27,546	94,788	81,569
Operating expenses:
Cole Capital reallowed fees and commissions	5,897	3,896	20,940	9,637
Acquisition related	—	74	39	533
General and administrative	17,692	16,994	54,257	51,861
Depreciation and amortization	7,276	8,384	22,702	25,128
Total operating expenses	30,865	29,348	97,938	87,159
Operating income (loss)	204	(1,802)	(3,150)	(5,590)
Total other income, net	95	465	589	2,076
Income (loss) before taxes	299	(1,337)	(2,561)	(3,514)
(Provision for) benefit from income taxes	(59)	738	3,321	2,387
Net income (loss)	$240	$(599)	$760	$(1,127)

Total Company:
Total revenues	$362,915	$384,954	$1,102,954	$1,172,643
Total operating expenses	$(277,243)	$(287,026)	$(996,812)	$(982,455)
Total other expense, net	$(81,939)	$(81,745)	$(233,092)	$(254,041)
Net income (loss)	$30,246	$8,141	$(82,601)	$(131,261)

	Total Assets
	September 30, 2016	December 31, 2015
REI segment	$15,668,974	$16,966,729
Cole Capital segment	388,846	439,137
Total Company	$16,057,820	$17,405,866
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
September 30, 2016 (Unaudited) – (Continued)

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
The fair value of the Cole Capital segment is dependent upon actual results, including, but not limited to, the timing and amount of aggregate capital raised and deployed on behalf of the Cole REITs, which is influenced by the Company’s ability to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements, as well as regulatory requirements affecting broker-dealers. If the Company is unable to reinstate selling agreements or raise and deploy capital as estimated, the fair values of the Cole Capital segment and intangible assets may be less than the respective carrying value, resulting in an impairment that could have a material effect on the Company’s financial results. In addition, the actual timing of closing an offering or executing a liquidity event on behalf of a Cole REIT or the commencement of operations of newly formed REITs, which are not yet effective, may differ from the Company’s assumptions.
During the nine months ended September 30, 2016 and 2015, management monitored the actual performance of the business segments relative to the fair value assumptions used during the annual goodwill impairment test. For the periods presented, management determined it remains more likely than not that the fair value of the reporting unit is greater than its carrying value.
The following table summarizes the Company’s goodwill activity by segment during the nine months ended September 30, 2016 and 2015 (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance as of December 31, 2015	$1,410,631	$245,743	$1,656,374
Goodwill allocated to dispositions and held for sale assets (1) (2)	(53,764)	—	(53,764)
Balance as of September 30, 2016	$1,356,867	$245,743	$1,602,610

	REI Segment	Cole Capital Segment	Consolidated
Balance as of December 31, 2014	$1,509,396	$385,398	$1,894,794
Goodwill allocated to dispositions and held for sale assets (1)	(66,789)	—	(66,789)
Balance as of September 30, 2015	$1,442,607	$385,398	$1,828,005
_______________________________________________

(1)	Included in gain (loss) on disposition of real estate, net, in the consolidated statement of operations.

(2)
Includes $51.5 million of goodwill allocated to the cost basis of properties disposed of and classified as held for sale as discussed in Note 5 – Real Estate Investments and $2.3 million of goodwill allocated to the cost basis of two properties foreclosed upon as discussed in Note 10 – Debt during the nine months ended September 30, 2016.

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
The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Cole REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. There were no events or changes in circumstances that indicated that intangible assets were impaired during the nine months ended September 30, 2016 or 2015.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The Company recorded $6.2 million and $19.9 million of amortization expenses related to the intangible assets for the three and nine months ended September 30, 2016, respectively and $7.5 million and $22.5 million of amortization expense related to the intangible assets for the three and nine months ended September 30, 2015, respectively. The estimated amortization expense is expected to be $6.2 million for the remainder of the year ending December 31, 2016, $16.6 million and $4.0 million for the years ending December 31, 2017 and 2018, respectively, and $3.8 million for the nine months ended September 30, 2019. The intangible assets were $30.8 million and $50.8 million, net of accumulated amortization of $23.3 million and $3.4 million, respectively, as of September 30, 2016 and December 31, 2015.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	September 30, 2016	December 31, 2015
Intangible lease assets:
In-place leases, net of accumulated amortization of $469,617 and $398,770, respectively	14.8	$1,246,392	$1,458,354
Leasing commissions, net of accumulated amortization of $1,681 and $1,035, respectively	9.5	8,541	4,872
Above-market leases, net of accumulated amortization of $63,952 and $47,041, respectively	16.6	282,893	308,306
Total intangible lease assets, net		$1,537,826	$1,771,532

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $52,027 and $38,340, respectively	18.0	$229,340	$251,692
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of September 30, 2016 (amounts in thousands):

	October 1, 2016 - December 31, 2016	2017	2018	2019	2020
In-place leases:
Total projected to be included in amortization expense	$41,368	$149,340	$136,656	$125,238	$116,997
Leasing Commissions
Total projected to be included in amortization expense	271	1,167	979	901	850
Above-market lease assets:
Total projected to be deducted from rental income	6,371	24,995	24,460	22,529	22,087
Below-market lease liabilities:
Total projected to be included in rental income	6,629	20,114	19,787	19,049	17,857

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
The Company acquired controlling financial interests in one commercial property for a purchase price of $20.0 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company acquired controlling interests in 14 commercial properties, including nine land parcels, for an aggregate purchase price of $10.2 million.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Real estate investments, at cost:
Land	$4,215	$4,187
Buildings, fixtures and improvements	14,555	5,258
Total tangible assets	18,770	9,445
Acquired intangible assets:
In-place leases	1,182	717
Above-market leases	—	153
Assumed intangible liabilities:
Below-market leases	—	(108)
Total purchase price of assets acquired	$19,952	$10,207
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2016 - December 31, 2016	$268,066	$1,001
2017	1,131,536	3,818
2018	1,108,872	3,016
2019	1,068,910	2,397
2020	1,031,688	2,023
Thereafter	7,574,101	5,893
Total	$12,183,173	$18,148
____________________________________

(1)
33 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Future minimum lease payments receivable	$18,148	$21,993
Unguaranteed residual value of property	28,235	31,562
Unearned income	(5,598)	(7,243)
Net investment in direct financing leases	$40,785	$46,312

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Development Activities
As of September 30, 2016 and December 31, 2015, the Company had $8.4 million and $20.0 million, respectively, of land and construction in progress. The Company has contracted with a developer to complete a portfolio of 37 build-to-suit development projects, of which 36 have been completed as of September 30, 2016, for an aggregate cost of $52.3 million. During the nine months ended September 30, 2016 and 2015, the Company capitalized $0.2 million and $1.0 million, respectively, of interest expense associated with development projects.
As of September 30, 2016, there was one remaining development project still in progress and expected to be completed within the next six months, with $1.1 million invested to date and an estimated remaining investment of $0.7 million, for a total investment of $1.8 million. Pursuant to the agreement between the Company and the developer, the Company will pay a fixed construction draw until the project is complete. The Company is contractually committed to fund the developer $0.7 million to complete the remaining build-to-suit development project.
In addition, during the nine months ended September 30, 2016, five development projects were completed and placed into service for an aggregate cost of $14.8 million.
Property Dispositions and Held for Sale Assets
During the nine months ended September 30, 2016, the Company disposed of 223 properties for an aggregate gross sales price of $672.5 million, of which our share was $646.4 million after the profit participation payment related to the disposition of 47 Red Lobster properties. The dispositions resulted in proceeds of $573.0 million after a debt assumption of $55.0 million and closing costs. The Company recorded a gain of $50.7 million related to the sales, which included $28.8 million of goodwill allocated to the cost basis of such properties, which is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations. During the nine months ended September 30, 2015, the Company disposed of 88 properties and one property owned by a consolidated joint venture for an aggregate gross sales price of $675.9 million, resulting in proceeds of $370.2 million after debt assumptions and closing costs. The Company recorded a loss of $39.3 million, including $48.5 million of goodwill allocation related to the sales. The Company has no continuing involvement with these properties. The dispositions were not classified as discontinued operations for any period presented.
During the nine months ended September 30, 2016, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $113.5 million, of which our share was $102.1 million based on our ownership interest in the joint venture, resulting in proceeds of $42.3 million after debt repayments of $57.0 million and closing costs. The Company recorded a gain of $10.2 million related to the sale, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations. During the nine months ended September 30, 2015, the Company also disposed of its interest in one consolidated joint venture, whose only assets were investments in three unconsolidated joint ventures, for an aggregate gross sales price of $77.5 million, resulting in proceeds of $43.0 million after debt repayment and closing costs. The debt obligation of the consolidated joint venture was held by an unconsolidated entity. The Company recorded a gain of $6.7 million related to the sale of the consolidated joint venture, which is included in gain on disposition of interest in joint venture in the accompanying consolidated statements of operations.
As of September 30, 2016, there were 19 properties classified as held for sale which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the nine months ended September 30, 2016 and 2015, the Company recorded a loss of $5.0 million and $23.3 million, respectively, related to properties classified as held for sale during the respective periods, which included $22.7 million and $18.3 million, respectively, of goodwill allocated to the cost basis of such properties. The loss on properties held for sale is included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations. As of December 31, 2015, there were 17 properties classified as held for sale, all of which were sold during the three months ended March 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

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
During the nine months ended September 30, 2016, management identified certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurant properties filed for bankruptcy during the nine months ended September 30, 2016. As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets with carrying values totaling $655.1 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $478.9 million resulting in impairment charges of $176.2 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, real estate assets with carrying values totaling $319.3 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $234.0 million, resulting in impairment charges of $85.3 million.
Consolidated Joint Ventures
The Company had interests in two joint ventures that owned two properties as of each of September 30, 2016 and December 31, 2015 (the “Consolidated Joint Ventures”). As of September 30, 2016 and December 31, 2015, the Consolidated Joint Ventures had total assets of $59.6 million and $58.5 million, of which $55.6 million and $55.2 million, respectively, were real estate investments, net of accumulated depreciation and amortization. One property secured a mortgage note payable of $9.9 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the Consolidated Joint Ventures. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of each partner (the “Partner”) in accordance with the joint venture agreement for any major transactions. The Company and each Partner are subject to the provisions of each joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. The Partners’ share of the Consolidated Joint Ventures’ income was $12,000 for the three months ended September 30, 2016 and the Partners’ share of the Consolidated Joint Ventures’ loss was $23,000 for the nine months ended September 30, 2016, respectively. The Partners’ share of the Consolidated Joint Ventures’ income or loss is included in net (income) loss attributable to non-controlling interests in the consolidated statements of operations.
The Partners’ share of income from four consolidated joint ventures was $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, and is included in net (income) loss attributable to non-controlling interests in the consolidated statements of operations. The Company disposed of its interest in two of these consolidated joint ventures on or after June 30, 2015.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint ventures consisted of interests in two joint ventures that owned two properties, which were comprised of 0.5 million square feet of retail space as of September 30, 2016, and interests in three joint ventures that owned three properties, which were comprised of 0.9 million square feet of retail and office space as of December 31, 2015. As of September 30, 2016 and December 31, 2015, the Company owned aggregate equity investments of $18.6 million and $52.8 million, respectively, in unconsolidated joint ventures. The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint ventures. As of September 30, 2016, the Company’s maximum exposure to risk was $18.6 million, the carrying value of the investments, which is presented in investment in unconsolidated entities in the consolidated balance sheet. The unconsolidated joint ventures had total debt outstanding of $46.2 million as of September 30, 2016, none of which is recourse to the Company, as discussed in Note 10 – Debt. The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Company records its proportionate share of net income (loss) from the unconsolidated joint ventures in the equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company recognized $0.2 million and $0.6 million of net income, respectively,  from the unconsolidated joint ventures which owned two and three properties, respectively. During the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $1.5 million of net income, respectively, from unconsolidated joint ventures which owned six properties.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the unconsolidated joint ventures as of September 30, 2016 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership % (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$6,108
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	12,501
			$18,609
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

(2)
The total carrying amount of the investments is greater than the underlying equity in net assets by $6.5 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

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
The following tables detail the unrealized gains and losses on investment securities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,509	$1,556	$(1,967)	$48,098

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$52,115	$2,169	$(980)	$53,304

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

As of September 30, 2016 and December 31, 2015, the Company owned eight and ten CMBS, respectively, with an estimated aggregate fair value of $48.1 million and $53.3 million, respectively. During the nine months ended September 30, 2016, two CMBS with a combined carrying value of less than $0.1 million at December 31, 2015, were paid in full. The Company generally receives monthly payments of principal and interest on the CMBS. As of September 30, 2016, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of September 30, 2016, the fair value of six CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the impaired security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of September 30, 2016, the Company had no other-than-temporary impairment losses.
The scheduled maturity of the Company’s CMBS as of September 30, 2016 are as follows (in thousands):

	September 30, 2016
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	21,489	22,066
Due after five years through 10 years	12,725	10,805
Due after 10 years	14,295	15,227
Total	$48,509	$48,098
Note 7 – Mortgage Notes Receivable
As of September 30, 2016, the Company owned nine mortgage notes receivable with a weighted-average interest rate of 6.3% and weighted-average years to maturity of 13.2 years. During the nine months ended September 30, 2016, one note with a carrying value of $0.4 million at December 31, 2015, reached maturity and was paid in full. The following table details the mortgage notes receivable as of September 30, 2016 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$24,996	$23,014	5.9%	–	7.2%	May 2020	–	January 2033
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
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to September 30, 2016 (in thousands):

Outstanding Balance
Due within one year	$1,057
Due after one year through five years	5,357
Due after five years through 10 years	6,919
Due after 10 years(1)	15,523
Total	$28,856
____________________________________

(1)	Includes additional $3.9 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to September 30, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Note 8 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable, net (1)	$48,682	$44,798
Straight-line rent receivable	196,669	161,079
Deferred costs, net (2)	18,443	26,110
Prepaid expenses	13,269	9,773
Leasehold improvements, property and equipment, net (3)	16,845	18,180
Restricted escrow deposits	3,123	1,190
Deferred tax asset and tax receivable	27,529	25,287
Program development costs, net (4)	12,268	12,855
Interest rate swap assets, at fair value	—	1,892
Other assets	2,701	2,473
Total	$339,529	$303,637
___________________________________

(1)	Allowance for doubtful accounts was $8.3 million and $6.6 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Amortization expense for deferred costs related to the revolving credit facility totaled $2.6 million and $7.8 million for the three and nine months ended September 30, 2016, respectively, and $2.6 million and $8.1 million for the three and nine months ended September 30, 2015, respectively. Accumulated amortization for deferred costs related to the revolving credit facility were $27.2 million and $19.4 million as of September 30, 2016 and December 31, 2015, respectively.

(3)
Amortization expense for leasehold improvements totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively. Accumulated amortization was $3.5 million and $2.6 million as of September 30, 2016 and December 31, 2015, respectively. Depreciation expense for property and equipment totaled $0.6 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2015, respectively. Accumulated depreciation was $5.3 million and $3.7 million as of September 30, 2016 and December 31, 2015, respectively.

(4)	As of September 30, 2016 and December 31, 2015, the Company had reserves of $18.8 million and $34.8 million, respectively, relating to the program development costs.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2016. The Company expects that changes in classifications between levels will be infrequent.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 6 – Investment Securities, at Fair Value and Note 11 – Derivatives and Hedging Activities, as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2016
Assets:
CMBS	$—	$—	$48,098	$48,098
Liabilities:
Derivative liabilities	$—	$(8,194)	$—	$(8,194)

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets:
CMBS	$—	$—	$53,304	$53,304
Derivative assets	—	1,892	—	1,892
Total assets	$—	$1,892	$53,304	$55,196
Liabilities:
Derivative liabilities	$—	$(6,922)	$—	$(6,922)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2016 and 2015 (in thousands):

CMBS
Beginning balance, December 31, 2015	$53,304
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(1,599)
Purchases, issuances, settlements and amortization:
Principal payments received	(3,786)
Amortization included in net income	179
Ending Balance, September 30, 2016	$48,098

CMBS
Beginning balance, December 31, 2014	$58,646
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(232)
Purchases, issuances, settlements and amortization:
Principal payments received	(4,055)
Amortization included in net income	96
Ending Balance, September 30, 2015	$54,455
The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at September 30, 2016	Fair Value at September 30, 2016	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Assets:
Mortgage notes receivable	3	$23,014	$31,963	$24,238	$31,842

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,878,774	$2,972,148	$3,133,005	$3,240,153
Corporate bonds, net	2	2,247,893	2,334,291	2,547,255	2,580,786
Convertible debt, net	2	985,866	1,010,722	982,217	1,007,042
Credit facility	2	500,000	496,814	1,460,000	1,536,264
Total liabilities		$6,612,533	$6,813,975	$8,122,477	$8,364,245
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Assets
As discussed in Note 5 – Real Estate Investments, during the nine months ended September 30, 2016, real estate assets related to 139 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $478.9 million, resulting in impairment charges of $176.2 million. During the nine months ended September 30, 2015, $85.3 million of impairment charges were recorded. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For our impairment tests for the real estate assets during the nine months ended September 30, 2016, we used a range of discount rates from of 6.7% to 9.0% with a weighted-average rate of 8.0% and capitalization rates from 7.0% to 12.5% with a weighted-average rate of 7.9%.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2016 (dollar amounts in thousands):

Nine Months Ended September 30, 2016
Properties impaired (1)	139

Asset classes impaired:
Investment in real estate assets, net	$176,635
Below-market lease liabilities, net	(421)
Total impairment loss	$176,214
_______________________________________________

(1)	Includes 35 properties disposed of during the nine months ended September 30, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Note 10 – Debt
As of September 30, 2016, the Company had $6.6 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.5 years and a weighted-average interest rate of 4.3%. The following table summarizes the carrying value of debt as of September 30, 2016 and December 31, 2015, and the debt activity for the nine months ended September 30, 2016 (in thousands):

		Nine Months Ended September 30, 2016
	Balance as of December 31, 2015	Debt Issuances	Repayments, Extinguishment and Assumptions		(Accretion) and Amortization	Balance as of September 30, 2016
Mortgage notes payable:
Outstanding balance	$3,039,882	$1,450	$(227,503)	(1)	$—	$2,813,829
Net premiums (2)	59,402	—	(1,364)	(1)	(16,229)	41,809
Deferred costs	(21,020)	(27)	510	(1)	2,973	(17,564)
Other debt:
Outstanding balance	33,463	—	(10,453)		—	23,010
Premium (2)	258	—	—		(132)	126
Mortgages and other debt, net	3,111,985	1,423	(238,810)		(13,388)	2,861,210
Corporate bonds:
Outstanding balance	2,550,000	1,000,000	(1,300,000)		—	2,250,000
Discount (3)	(2,745)	—	73		565	(2,107)
Deferred costs	(10,922)	(17,128)	1,898		3,416	(22,736)
Corporate bonds, net	2,536,333	982,872	(1,298,029)		3,981	2,225,157
Convertible debt:
Outstanding balance	1,000,000	—	—		—	1,000,000
Discount (3)	(17,779)	—	—		3,645	(14,134)
Deferred costs	(19,327)	—	—		4,152	(15,175)
Convertible debt, net	962,894	—	—		7,797	970,691
Credit facility:
Outstanding balance	1,460,000	783,000	(1,743,000)		—	500,000
Deferred costs (4)	(11,410)	—	4,314		3,104	(3,992)
Credit facility, net	1,448,590	783,000	(1,738,686)		3,104	496,008
2016 Term Loan:
Outstanding balance	—	300,000	(300,000)		—	—
Deferred costs	—	(2,764)	2,588		176	—
2016 Term Loan, net	—	297,236	(297,412)		176	—

Total debt	$8,059,802	$2,064,531	$(3,572,937)		$1,670	$6,553,066
____________________________________

(1)
Includes $83.5 million of notes repaid prior to maturity, resulting in a loss on extinguishment of debt of $0.6 million due to the write-off of the unamortized net premiums and prepayment penalties of $0.3 million and $0.9 million, respectively. Additionally, a $55.0 million note was assumed by the buyer in a real estate disposition resulting in a write-off of the unamortized premium of $1.1 million and the unamortized deferred financing costs of $0.3 million, which are included in gain (loss) on disposition of real estate, net.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of September 30, 2016 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	642	$5,484,499	$2,804,142	5.01%	4.6
Variable-rate debt	1	26,454	9,687	3.79%	0.9
Total (4)	643	$5,510,953	$2,813,829	5.01%	4.6
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of September 30, 2016.

(3)	Includes $242.4 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include loan amounts associated with the unconsolidated joint ventures of $46.2 million, none of which is recourse to the Company. These loans represent secured fixed and variable rates ranging from 2.93% to 5.20% and maturities ranging from October 2016 to July 2021, with a weighted-average interest rate of 3.93% and a weighted-average years to maturity of 2.1 years as of September 30, 2016.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At September 30, 2016, the Company believes it was in compliance with the debt covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
On January 13, 2015, a substantially vacant office building in Bethesda, Maryland was foreclosed upon after the Company elected to stop making debt service payments on the related non-recourse loan with an outstanding balance of $53.8 million as of December 31, 2014. As a result of the foreclosure, the Company forfeited its right to the property and was relieved of all obligations on the non-recourse loan. During the nine months ended September 30, 2015, the Company recorded a gain on the forgiveness of debt of $4.9 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan secured by two properties, which had an outstanding balance of $38.1 million on the notice date, due to the Company’s election not to make a reserve payment required per the loan agreement. The foreclosure sale of the first property securing the loan occurred during the three months ended June 30, 2016. As the loan was outstanding upon the foreclosure of the first property, the Company recorded a loss of $3.4 million in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations for the nine months ended September 30, 2016. The foreclosure proceedings on the second property that secured the loan were completed during the three months ended September 30, 2016. As a result of the foreclosure sale and deed transfer of both properties securing the loan, the Company recognized a gain on forgiveness of debt of $19.1 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2016 (in thousands):

Total
October 1, 2016 - December 31, 2016	$49,767
2017	420,662
2018	209,229
2019	229,516
2020	282,190
Thereafter	1,622,465
Total	$2,813,829

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Other Debt
As of September 30, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $23.0 million and remaining unamortized premium of $0.1 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to September 30, 2016 are $2.0 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of September 30, 2016 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Mortgage notes receivable	$7,279	$19,457
Intercompany mortgage loans	1,754	4,212
CMBS	13,977	34,356
Total	$23,010	$58,025
Corporate Bonds
As of September 30, 2016, the OP had $2.25 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance September 30, 2016	Interest Rate	Maturity Date
2019 Senior Notes	750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
Total balance and weighted-average interest rate	$2,250,000	4.056%
On June 2, 2016, the Company closed its senior note offering, consisting of (i) $0.4 billion aggregate principal amount of 4.125% Senior Notes due June 1, 2021 (the “2021 Senior Notes”) and (ii) $0.6 billion aggregate principal amount of 4.875% Senior Notes due June 1, 2026 (the “2026 Senior Notes”) (the offering of the 2021 Senior Notes, collectively with the 2026 Senior Notes, the “2016 Bond Offering”).
On July 5, 2016, the Company redeemed the $1.3 billion aggregate principal amount of 2.000% Senior Notes due February 6, 2017 (the “2017 Senior Notes”), plus accrued and unpaid interest thereon and the required make-whole premium. Upon consummation of these transactions, the Company had no 2017 Senior Notes outstanding. The Company recorded a loss related to the early extinguishment of $13.2 million which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. With respect to the 2019 Senior Notes and the 2024 Senior Notes, if such Senior Notes are redeemed on or after January 6, 2019 with respect to the 2019 Senior Notes, or November 6, 2023 with respect to the 2024 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, (the “Securities Act”) and are freely transferable. The Company believes it was in compliance with the covenants pursuant to the indenture governing the Senior Notes as of September 30, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Convertible Debt
On July 29, 2013, the Company issued $300.0 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million aggregate principal amount of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes by reopening the indenture governing the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes” and, together with the 2018 Convertible Notes, the “Convertible Notes”). As of September 30, 2016, the outstanding aggregate balance of the Convertible Notes was $1.0 billion. The OP has issued corresponding identical convertible notes to the General Partner. The following table presents each of the 2018 Convertible Notes and the 2020 Convertible Notes listed below with their respective terms (dollar amounts in thousands):

	Outstanding Balance (1)	Interest Rate	Conversion Rate (2)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $14.1 million as of September 30, 2016. The discount will be amortized over the remaining term of 2.8 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of September 30, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

The 2018 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018. The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the covenants pursuant to the indenture governing the Convertible Notes as of September 30, 2016.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
As of September 30, 2016, the Credit Facility allowed for maximum borrowings of $2.8 billion, consisting of a $0.5 billion term loan facility (the “Credit Facility Term Loan”) and a $2.3 billion revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. During the three months ended September 30, 2016, the Company repaid all of the outstanding borrowings under its revolving credit facility. Additionally, the Company repaid $0.5 billion of the Credit Facility Term Loan, resulting in the write-off of unamortized deferred financing costs of $4.3 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. As discussed in Note 11 – Derivatives and Hedging Activities, in connection with the early repayment of a portion of the Credit Facility Term Loan, the Company terminated two of its interest rate swaps, resulting in the reclassification of $3.3 million in other comprehensive income to earnings, which is included in loss on derivative instruments, net in the accompanying consolidated statements of operations. The remaining outstanding balance on the Credit Facility Term Loan of $0.5 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.25% at September 30, 2016. As of September 30, 2016, a maximum of $2.3 billion was available to the OP for future borrowings, subject to borrowing availability.
The revolving credit facility generally bears interest at an annual rate of LIBOR plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The Credit Facility Term Loan generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The revolving credit facility and the Credit Facility Term Loan both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the Credit Facility Term Loan, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion (up to 35% of which may be comprised of restaurant properties from June 30, 2016 to December 30, 2016 and up to 30% of which may be comprised of restaurant properties from December 31, 2016 on). The Company believes it was in compliance with the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2016.
2016 Term Loan
On June 2, 2016, the General Partner as guarantor, and the OP, as borrower, entered into a $300.0 million senior secured term loan facility (the “2016 Term Loan”), pursuant to a credit agreement (the “2016 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as the administrative agent, and certain other lenders party thereto. During the three months ended September 30, 2016, the Company borrowed $300.0 million on the 2016 Term Loan and subsequently repaid the balance prior to September 30, 2016. In connection with the prepayment, the Company wrote-off the remaining unamortized deferred financing costs resulting in a loss of $2.6 million which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three and nine months ended September 30, 2016, the Company reclassified $1.2 million and $5.1 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged forecasted transactions affecting earnings.
The ineffective portion of the change in fair value of the derivatives designated that qualify as cash flow hedges is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company recorded a gain of $1.0 million and $1.1 million, respectively, in earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges.
During the three months ended September 30, 2016, the Company terminated two of its interest rate swaps in connection with the early repayment of a portion of the Credit Facility Term Loan, as discussed in Note 10 – Debt, and accelerated the reclassification of a portion of the amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming probable not to occur. A loss of $3.3 million was recorded in relation to the acceleration, which is included in loss on derivative instruments, net in the accompanying consolidated statements of operations.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.3 million will be reclassified from other comprehensive income as an increase to interest expense.
As of September 30, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	September 30, 2016
Number of Instruments	14
Notional Amount	$691,016
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$1,794
Interest rate swaps	Deferred rent, derivative and other liabilities	$(7,471)	$(6,922)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the merger of Cole Capital with and into a wholly owned subsidiary of the Company. In connection with the Company’s offering of Senior Notes in February 2014, the Company settled the Treasury Lock Agreement for $3.9 million, which was accounted for as a cash flow hedge, recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.1 million and $0.3 million of interest expense for the three and nine months ended September 30, 2016, respectively, related to the Treasury Lock Agreement.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A gain of $0.3 million and a loss of $1.1 million related to the change in the fair value of derivatives not designated as hedging instruments was recorded in loss on derivative instruments, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2016, respectively. The Company recorded a loss of $0.9 million and $1.5 million for the three and nine months ended September 30, 2015, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

As of September 30, 2016, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Swap	September 30, 2016
Number of Instruments	1
Notional Amount	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$98
Interest rate swaps	Deferred rent, derivative and other liabilities	$(723)	$—
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2016 and December 31, 2015 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2016	$—	$(8,194)	$—	$—	$(8,194)	$—	$—	$(8,194)
December 31, 2015	$1,892	$(6,922)	$—	$1,892	$(6,922)	$—	$—	$(5,030)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of September 30, 2016, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $9.4 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $9.4 million at September 30, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures:
Cash paid for interest	$246,602	$280,659
Cash paid for income taxes	$18,822	$10,205
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$3,556	$4,363
Accrued deferred financing costs	$860	$164
Distributions declared and unpaid	$146,118	$130,648
Accrued equity issuance costs	$9	$—
Mortgage note payable relieved by foreclosure	$38,050	$53,798
Mortgage notes payable assumed in real estate disposition	$55,000	$300,720
Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accrued interest	$42,915	$56,273
Accrued real estate taxes	42,812	47,319
Accrued legal fees	14,214	9,212
Accounts payable	6,223	2,868
Accrued other	32,986	36,205
Total	$139,150	$151,877
Note 14 – Commitments and Contingencies
Litigation
The Company is involved in various routine legal proceedings and claims incidental to the ordinary course of its business. There are no material legal proceedings pending against the Company, except as follows:
Government Investigations and Litigation Relating to the Audit Committee Investigation
As previously reported, on October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. The Company also reported that the Audit Committee had based its conclusion on the preliminary findings of its investigation into concerns regarding accounting practices and other matters that were first reported to the Audit Committee in early September 2014 and that the Audit Committee believed that an error in the calculation of adjusted funds from operations for the first quarter of 2014 had been identified but intentionally not corrected when the Company reported its financial results for the three and six months ended June 30, 2014. Prior to the filing of the October 29 8-K, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Audit Committee and the Company have been cooperating with these regulators in their investigations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

In connection with these investigations, on September 8, 2016, the United States Attorney’s Office for the Southern District of New York announced the filing of criminal charges against the Company’s former Chief Financial Officer and former Chief Accounting Officer (the “Criminal Action”), as well as the fact that the former Chief Accounting Officer has pleaded guilty to the charges filed. That same day, the SEC announced the filing of a civil complaint against the same two individuals in the United States District Court for the Southern District of New York (the “SEC Civil Action”). On October 12, 2016, the United States Attorney for the Southern District of New York filed a motion to intervene in and stay the SEC Civil Action until the conclusion of the Criminal Action. On November 1, 2016, the Court granted the motion to stay with respect to all witness related discovery.
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
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court at oral argument on June 1, 2016. The Company and the OP filed an answer to the second amended class action complaint on July 29, 2016. On September 8, 2016, the Court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants are not required to file new answers. In the September 8, 2016 order, the court also directed that document production should be substantially complete by December 15, 2016, and scheduled a status conference on January 10, 2017.
The Company, certain of its former officers and current and former directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (the “Jet Capital Action”); Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471 (the “Archer Capital Action”); and Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475 (the “Atlas Action”) (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company filed an answer to the complaint in the Jet Capital Action in December 2015. The Company filed answers to the complaints in all of the other Opt-Out Actions in July 2016 or in October 2016. Document production in the Opt-Out Actions is being coordinated with production in the SDNY Consolidated Securities Class Action.
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserts claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. On September 29, 2016, the court entered an order denying the Company’s motion to transfer and granting in part and denying in part the Company’s motion to dismiss. The Company is required to file an answer to the complaint by November 4, 2016.
The Company was also named as a nominal defendant, and certain of its former officers and current and former directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together “the SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

duty, among other claims. On February 12, 2016, the Company and other defendants filed a motion to dismiss the SDNY Derivative Action due to plaintiffs’ failure to plead facts demonstrating that the Board’s decision to refuse plaintiffs’ pre-suit demands was wrongful and not a protected business judgment. Other defendants also filed motions to dismiss for failure to state a claim. On June 9, 2016, the court granted in part and denied in part the Company’s and other defendants’ motions to dismiss. Plaintiffs filed an amended complaint on June 30, 2016, and the Company and other defendants filed answers to the amended complaint on July 22, 2016. On September 1, 2016, the Company filed a motion to stay the Witchko Action. On September 8, 2016, the court issued an order denying the Company’s motion. Document production in the Witchko Action is being coordinated with production in the SDNY Consolidated Securities Class Action.
On December 3, 2015, the Company was named as a nominal defendant and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the Circuit Court for Baltimore City in Maryland, captioned Frampton v. Schorsch, et al., No. 24-C-15-006269 (the “Frampton Action”). The Frampton Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. The Company filed a motion to stay the Frampton Action on March 7, 2016. That motion is fully briefed and pending before the court and a conference is scheduled on November 3, 2016.
On June 10, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the Supreme Court of the State of New York, captioned Kosky v. Schorsch, et al., No. 653093/2016 (the “Kosky Action”). The Kosky Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, negligence, and breach of contract. On October 6, 2016, the parties filed a stipulation staying the Kosky Action until final resolution of the SDNY Consolidated Securities Class Action.
On October 6, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in United States District Court for the District of Maryland, captioned Meloche v. Schorsch, et al., 16-cv-03366 (the “Meloche Action”). The Meloche Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty and negligence. The Company is required to respond to the complaint by January 13, 2017.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

In December 2013, all Defendants filed a motion to dismiss the Poling Action, which was granted by the court in May 2015. Plaintiff appealed the decision to the Court of Special Appeals of Maryland, which affirmed the trial court’s order on May 3, 2016. A petition seeking further appellate review was subsequently denied by the Maryland Court of Appeals on August 22, 2016.
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
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
October 1, 2016 - December 31, 2016	$3,722	$1,189
2017	14,651	4,727
2018	14,370	4,704
2019	14,223	4,769
2020	13,586	4,798
Thereafter	224,662	14,089
Total	$285,214	$34,276
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of September 30, 2016, Cole Capital was a party to nine purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 13 properties, subject to meeting certain criteria, for an aggregate purchase price of $290.0 million, exclusive of closing costs. As of September 30, 2016, Cole Capital had $3.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
September 30, 2016 (Unaudited) – (Continued)

Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of September 30, 2016, the General Partner had approximately 974.2 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 974.2 million General Partner OP Units issued and outstanding as of September 30, 2016, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Offering
On August 10, 2016, the Company issued 69.0 million shares of Common Stock in a public offering for net proceeds, after underwriting discounts and offering costs, of $702.5 million which were used in part to repay the 2016 Term Loan and amounts under the Credit Facility.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of September 30, 2016, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
On January 3, 2014, in connection with the merger of American Realty Capital Trust IV, Inc. with and into a subsidiary of the OP (the “ARCT IV Merger”), 42.2 million shares of Series F Preferred Stock were issued by the Company, resulting in the Operating Partnership concurrently issuing 42.2 million General Partner Series F preferred units (“General Partner Series F Preferred Units”) to the General Partner, and 700,000 Series F Preferred Units (“Limited Partner Series F Preferred Units”) to holders of each outstanding unit of American Realty Capital Operating Partnership IV, L.P. (the “ARCT IV Operating Partnership”) (each, an “ARCT IV OP Unit”). As of September 30, 2016, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
The Series F Preferred Stock pays cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock is not redeemable by the Company before the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the General Partner may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NYSE under the symbol “VER PRF”. The Series F Preferred Units contain the same terms as the Series F Preferred Stock.
Limited Partner OP Units
As of September 30, 2016, the Operating Partnership had approximately 23.75 million Limited Partner OP Units outstanding, following the redemption of 15,450 Limited Partner OP Units, owned by a party unaffiliated with the Former Manager, for shares of the Company's Common Stock pursuant to the terms of the LPA. As of December 31, 2015, the Operating Partnership had approximately 23.76 million Limited Partner OP Units outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

As of September 30, 2016, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of common shares. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On August 1, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2016 to stockholders of record as of September 30, 2016, which was paid on October 17, 2016. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the nine months ended September 30, 2016, the General Partner repurchased 424,726 shares to satisfy the federal and state tax withholding on behalf of employees.
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
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of September 30, 2016, the General Partner had cumulatively awarded under its Equity Plan approximately 4.1 million Restricted Shares, net of the forfeiture of 3.6 million Restricted Shares through that date, 3.4 million Restricted Stock Units, net of the forfeiture of 0.5 million Restricted Stock Units through that date, and 0.2 million Deferred Stock Units, collectively representing approximately 7.7 million shares of Common Stock. Accordingly, as of such date, approximately 92.1 million additional shares were available for future issuance.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

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
During the three and nine months ended September 30, 2016, the Company recorded $0.4 million and $1.3 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Restricted Shares during the nine months ended September 30, 2016:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2015	1,239,662	$13.86
Vested	(434,004)	$14.19
Forfeited	(89,955)	$14.08
Unvested shares, September 30, 2016	715,703	$13.64
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three and nine months ended September 30, 2016, the Company recorded $0.9 million and $2.5 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company. The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During the three and nine months ended September 30, 2016, the Company recorded $34,000 and $0.7 million of expense related to Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the nine months ended September 30, 2016.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	589,138	$9.61	—	$—
Granted	736,427	7.82	79,208	9.18
Vested	(184,455)	9.70	(79,208)	9.18
Forfeited	(35,377)	8.71	—	—
Unvested units, September 30, 2016	1,105,733	$8.43	—	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Market-Based Restricted Stock Units
During the year ended December 31, 2015, the General Partner awarded Restricted Stock Units to certain employees under the Equity Plan that were contingent upon the Common Stock reaching a certain market price (the “Market-Based Restricted Stock Units”). The Market-Based Restricted Stock Units were contingent upon the closing price of the Common Stock equaling or exceeding $10 per share for 20 consecutive trading days (the “Market Condition”) and the grantee’s continued employment as of such date on which the Market Condition was met. On July 28, 2016, 610,839 Market-Based Restricted Stock Units vested, of which 199,858 shares were withheld to cover grantees’ tax withholding obligations, resulting in 410,981 shares being issued.
The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date was determined using a Monte Carlo simulation, which took into account multiple input variables that determine the probability of satisfying the Market Condition. The method required the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense was recognized on a straight-line basis over the derived service period regardless of whether the Market Condition was satisfied, provided that the requisite service condition had been achieved. The Market-Based Restricted Stock Units were fully expensed during the year ended December 31, 2015, however the Company recorded contra-expense due to the forfeiture of such awards. During the three and nine months ended September 30, 2016, the Company recorded contra-expense of $0.1 million and $0.8 million, respectively, related to forfeitures of the Market-Based Restricted Stock Units which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the three and nine months ended September 30, 2016, the Company recorded $1.3 million and $3.3 million, respectively, of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the unvested Market-Based Restricted Stock Units and the LTI Target Awards during the nine months ended September 30, 2016.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	704,804	$8.58	731,448	$11.38
Granted	—	—	855,471	7.14
Vested	(610,839)	8.58	(3,362)	11.77
Forfeited	(93,965)	8.58	(52,109)	11.24
Unvested units, September 30, 2016	—	$—	1,531,448	$9.01
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Offering-Related Revenue
The Company generally receives a selling commission, dealer manager fee and/or a distribution and stockholder servicing fee based on the gross offering proceeds related to the sale of shares of the Cole REITs’ common stock in their primary offerings. The Company has reallowed 100% of selling commissions earned to participating broker-dealers. The Company, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares issued under the respective Cole REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.
All other organization and offering expenses associated with the sale of the Cole REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Cole REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Cole REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. As of September 30, 2016 and December 31, 2015, the Company had organization and offering costs recorded as program development costs, included in rent and tenant receivables and other assets, net in the consolidated balance sheets, of $12.3 million and $12.9 million, respectively, which were net of reserves of $18.8 million and $34.8 million, respectively.
The following table shows the offering fee summary information for the Cole REITs as of September 30, 2016:

Program	Selling Commissions (1)	Dealer Manager Fees (2)		Annual Distribution and Stockholder Servicing Fee (2)
Open Programs (3)
CCPT V
Class A Shares	7%	2%		—%
Class T Shares (4)	3%	2%		0.8%	(5) (6)

INAV (7)
Wrap Class Shares	—%	0.55%	(6)	—%
Advisor Class Shares	up to 3.75%	0.55%	(6)	0.5%	(6)
Institutional Class Shares	—%	0.25%	(6)	—%

CCIT III (8)
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(6)
_______________________________________________

(1)	The Company reallowed 100% of selling commissions earned to participating broker-dealers during the three and nine months ended September 30, 2016 and 2015.

(2)
The Company may reallow all or a portion of its dealer manager fee and/or a distribution and stockholder servicing fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)	CCIT II closed its offering during the three months ended September 30, 2016. The program’s fee structure was similar to that of CCPT V.

(4)	Commencing on April 29, 2016, CCPT V began offering Class T shares of common stock in addition to the class of shares of common stock previously offered (now referred to as Class A shares).

(5)	Subsequent to September 30, 2016, the distribution and stockholder servicing fee was amended to be 1.0%.

(6)
Fees are accrued daily in the amount of 1/365th of a percentage of the estimated per share NAV and payable monthly in arrears. The maximum amount of the distribution and stockholder servicing fee with respect to sales of Class T shares is 4.0% of the gross offering proceeds for CCPT V and CCIT III.

(7)
In connection with the INAV offering, the Company receives selling commissions, an asset-based dealer manager fee and/or an asset-based distribution and stockholder servicing fee, all based on the net asset value for each class of common stock.

(8)
On September 22, 2016, the registration statement for the initial public offering of CCIT III was declared effective by the SEC, consisting of Class A shares of common stock and Class T shares of common stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

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
The following table shows the transaction-related fees for the Cole REITs and other real estate programs as of September 30, 2016:

Program	Acquisition Fees (1)	Disposition Fees	Performance Fees (2)	Financing Coordination Fee (3)
Open Programs
CCPT V	2%	1%	15%	—
INAV	—	—	—	—
CCIT III	2%	1%	15%	1%

Closed Programs
CCIT II	2%	1%	15%	—
CCPT IV	2%	1%	15%	—
Other Programs	Various	Various	Various	—
_______________________________________________

(1)	Percent taken on gross purchase price.

(2)
Performance fee paid only under the following circumstances: (i) if shares are listed on a national securities exchange; (ii) if the respective Cole REIT is sold or the assets are liquidated; or (iii) upon termination of the advisory agreement. In connection with such events, the performance fee will only be earned upon the return to investors of their net capital invested and a 6% annual cumulative, non-compounded return (8% in the case of CCIT II and CCPT IV).

(3)
Financing coordination fee payable for services in connection with the origination, assumption, or refinancing for any debt (other than loans advanced by the Company) to acquire properties or make other permitted investments.

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
The following table shows the management fees for the Cole REITs as of September 30, 2016:

Program	Asset Management / Advisory Fees (1)	Performance Fees (2)
Open Programs
CCPT V	0.65% - 0.75%	—
INAV	0.90%	25%
CCIT III	0.65% - 0.75%	—

Closed Programs
CCIT II	0.65% - 0.75%	—
CCPT IV	0.65% - 0.75%	—
Other Programs	Various	—
_______________________________________________
(1)    Annualized fee based on the average monthly invested assets or net asset value, if available.
(2)    The performance fee is limited to 10% of the aggregate total return, for each class, for any individual year.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Offering-related fees and reimbursements
Selling commissions (1)	$5,008	$3,328	$18,112	$8,345
Dealer manager and distribution fees (2)	2,237	1,258	7,292	3,143
Reimbursement revenue	2,300	1,264	7,446	2,995
Offering-related fees and reimbursements	9,545	5,850	32,850	14,483

Transaction service fees and reimbursements
Acquisition fees	2,813	6,233	8,273	14,913
Disposition fees (3)	—	—	—	4,350
Reimbursement revenues	686	403	2,024	1,594
Transaction service fees and reimbursements	3,499	6,636	10,297	20,857

Management fees and reimbursements
Asset and property management fees and leasing fees	53	108	159	332
Advisory and performance fee revenue	13,011	10,998	37,621	32,674
Reimbursement revenues	4,430	2,882	12,803	8,503
Management fees and reimbursements	17,494	13,988	50,583	41,509

Interest income on Affiliate Lines of Credit	—	306	308	967

Total related party revenues(4)	$30,538	$26,780	$94,038	$77,816
___________________________________

(1)	The Company reallowed 100% of selling commissions earned to participating broker-dealers during the three and nine months ended September 30, 2016 and 2015.

(2)
During the three and nine months ended September 30, 2016, the Company reallowed $0.9 million and $2.8 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker dealers as a marketing and due diligence expense reimbursement. During the three and nine months ended September 30, 2015, the Company reallowed $0.6 million and $1.3 million, respectively, of such fees.

(3)	The Company earned a disposition fee of $4.4 million on behalf of CCIT when CCIT merged with Select Income REIT on January 29, 2015.

(4)
Total related party revenues excludes fees earned from 1031 real estate programs of $0.5 million and $1.1 million for the three and nine months ended September 30, 2016, respectively and fees earned from 1031 real estate programs of $1.1 million and $4.7 million for the three and nine months ended September 30, 2015, respectively.

Investment in the Cole REITs
As of September 30, 2016 and December 31, 2015, the Company owned aggregate equity investments of $6.1 million and $4.1 million, respectively, in the Cole REITs and other affiliated offerings. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company recognized $1,000 and $128,000 of net loss, respectively, from the Cole REITs. During the three and nine months ended September 30, 2015, the Company recognized $27,000 of net loss and $63,000 of net income, respectively, from the Cole REITs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

The table below presents certain information related to the Company’s investments in the Cole REITs as of September 30, 2016 (carrying amount in thousands):

	September 30, 2016
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	1.00%	$1,448
INAV	0.09%	143
CCIT II	0.44%	1,299
CCIT III	100%	2,697
CCPT IV	0.01%	115
Funds not yet in offering	N/A	400
		$6,102
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, was $0.2 million as of December 31, 2015, related to amounts due to the Cole REITs for expense reimbursements. As of September 30, 2016, there was no such balance due to affiliates.
Due from Affiliates
As of each of September 30, 2016 and December 31, 2015, $10.6 million was expected to be collected from affiliates, excluding balances from the Cole REITs’ lines of credit, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”) . The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and matures on September 22, 2017. As of September 30, 2016, the Subordinate Promissory Note had an interest rate of 5.05% and $10.3 million was outstanding.
As of December 31, 2015, the Company had revolving line of credit agreements in place with CCIT II and CCPT V (the “Affiliate Lines of Credit”) that provided for maximum borrowings of $60.0 million to each of CCIT II and CCPT V and bore variable interest rates of one-month LIBOR plus 2.20%. As of December 31, 2015, there was $50.0 million outstanding on the Affiliate Lines of Credit. During the nine months ended September 30, 2016, the Affiliate Lines of Credit had matured and no amounts were outstanding as of September 30, 2016.
Note 18 – Net Income (Loss) Per Share/Unit
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to the General Partner	$29,495	$7,529	$(80,445)	$(128,963)
Dividends to preferred shares and units	(17,973)	(17,974)	(53,919)	(53,920)
Net income (loss) available to the General Partner	11,522	(10,445)	(134,364)	(182,883)
Earnings allocated to participating securities	(154)	(217)	(400)	(222)
Income attributable to limited partners	739	—	—	—
Net Income (loss) attributable to common stockholders and limited partners used in basic and diluted net income (loss) per share	$12,107	$(10,662)	$(134,764)	$(183,105)

Weighted average number of common stock outstanding - basic	943,480,170	903,461,323	917,233,898	903,267,282
Effect of Limited Partner OP Units and dilutive securities	25,206,373	—	—	—
Weighted average number of common stock outstanding - diluted	968,686,543	903,461,323	917,233,898	903,267,282

Basic and diluted net income (loss) per share attributable to common stockholders and limited partners	$0.01	$(0.01)	$(0.15)	$(0.20)
For the nine months ended September 30, 2016, diluted net loss per share attributable to common stockholders excludes approximately 0.9 million of unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.
For the three and nine months ended September 30, 2015, diluted net loss attributable to common stockholders excludes approximately 2.2 million and 2.3 million, respectively, of unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net loss per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three and nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to the Operating Partnership	$30,234	$7,737	$(82,578)	$(132,458)
Dividends to preferred units	(17,973)	(17,974)	(53,919)	(53,920)
Net income (loss) available to the Operating Partnership	12,261	(10,237)	(136,497)	(186,378)
Earnings allocated to participating units	(154)	(217)	(400)	(222)
Net Income (loss) attributable to common unitholders used in basic and diluted net income (loss) per unit	$12,107	$(10,454)	$(136,897)	$(186,600)

Weighted average number of common units outstanding - basic	967,237,921	927,225,120	940,995,665	927,031,079
Effect of dilutive securities	1,448,622	—	—	—
Weighted average number of common units outstanding - diluted	968,686,543	927,225,120	940,995,665	927,031,079

Basic and diluted net income (loss) per unit attributable to common unitholders	$0.01	$(0.01)	$(0.15)	$(0.20)
For the nine months ended September 30, 2016, diluted net loss per unit attributable to common unitholders excludes approximately 0.9 million of unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
For the three and nine months ended September 30, 2015, diluted net loss attributable to common unitholders excludes approximately 2.2 million and 2.3 million, respectively, of unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 (Unaudited) – (Continued)

Note 19 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a provision of $0.1 million and a benefit of $3.3 million for the three and nine months ended September 30, 2016, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations. A benefit of $0.7 million and $2.4 million was recognized for the three and nine months ended September 30, 2015, respectively.
REI Income Taxes
The REI segment recognized a provision of $1.5 million and $4.7 million for the three and nine months ended September 30, 2016, respectively, and a provision of $2.2 million and $7.2 million for the three and nine months ended September 30, 2015, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the nine months ended September 30, 2016 and 2015. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2011.
Note 20 – Subsequent Events
The following events occurred subsequent to September 30, 2016:
Real Estate Investment Activity
From October 1, 2016 through October 28, 2016, the Company sold nine properties for an aggregate gross sales price of $57.2 million, of which our share was $54.8 million and an estimated gain of $3.0 million.
Common Stock Dividend
On November 1, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2016 to stockholders of record as of December 30, 2016, which will be paid on January 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On November 1, 2016, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for January 2017 through March 2017 in respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below.  The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
December 15, 2016 - January 14, 2017	January 1, 2017	January 17, 2017
January 15, 2017 - February 14, 2017	February 1, 2017	February 15, 2017
February 15, 2017 - March 14, 2017	March 1, 2017	March 15, 2017

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We may be affected by risks associated with pending government investigations relating to the findings of the Audit Committee Investigation and related litigation.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes, and the terms of the Credit Facility.

•	Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Compliance with the REIT annual distribution requirements may limit our operating flexibility.

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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized rental income,” we mean the rental revenue under our leases on operating properties owned at the respective reporting date on a straight-line basis, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
When we refer to properties that are net leased on a “long term basis,” we mean properties with remaining primary lease terms of generally seven to 10 years or longer on average, depending on property type.
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
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,213 retail, restaurant, office and industrial real estate properties with an aggregate of 96.9 million square feet, of which 98.0% was leased as of September 30, 2016, with a weighted-average remaining lease term of 10.0 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Cole REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of September 30, 2016, the Cole REITs and other real estate programs’ assets under management were $7.1 billion.
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
Operating Highlights and Key Performance Indicators
2016 Activity

•
Disposed of 223 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $786.0 million, of which our share was $748.6 million, resulting in consolidated proceeds of $615.2 million after closing costs, $55.0 million of debt assumptions and $57.0 million of debt repayments by the unconsolidated joint venture.

•	Closed on a public offering to sell 69.0 million shares of Common Stock for net proceeds, after underwriting discounts and offering costs, of $702.5 million.

•	Registered a continuous offering program allowing for the issuance of up to $750.0 million in shares of Common Stock over three years.

•	Closed 2016 Bond Offering of $1.0 billion and entered into a $300.0 million 2016 Term Loan, which was subsequently repaid.

•	Total debt decreased by $1.5 billion, from $8.1 billion to $6.6 billion, comprised of unsecured bonds of $0.3 billion, unsecured Credit Facility of $1.0 billion, and secured debt of $0.2 billion.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the fourth quarter of 2016, representing an annualized dividend rate of $0.55 per share.
Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of September 30, 2016, based on annualized rental income of $1.2 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Portfolio Metrics
Properties owned	4,213	4,572
Rentable square feet (in millions)	96.9	100.9
Economic occupancy rate (1)	98.0%	98.3%
Investment-grade tenants (2)	41.5%	43.5%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Rating Services or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Economic Metrics
Weighted-average lease term (in years) (1)	10.0	11.1
Lease rollover (1)(2):
Annual average	4.0%	3.4%
Maximum for a single year	5.5%	4.3%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of September 30, 2016.

(2)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Financial Metrics
REI Segment
Revenues	$331,846	$357,408	$1,008,166	$1,091,074
Operating income	$85,468	$99,730	$109,292	$195,778
Net income (loss)	$30,006	$8,740	$(83,361)	$(130,134)
Funds from operations (“FFO”) attributable to common stockholders and limited partners (1)	$179,232	$192,161	$559,115	$581,670
Adjusted funds from operations (“AFFO”) attributable to common stockholders and limited partners (1)	$182,371	$191,419	$545,498	$581,862
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.19	$0.21	$0.58	$0.63

Cole Capital Segment
Revenues	$31,069	$27,546	$94,788	$81,569
Operating income (loss)	$204	$(1,802)	$(3,150)	$(5,590)
Net income (loss)	$240	$(599)	$760	$(1,127)
FFO attributable to common stockholders and limited partners (1)	$240	$(599)	$760	$(1,127)
AFFO attributable to common stockholders and limited partners (1)	$15,737	$5,009	$25,392	$17,039
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.02	$0.01	$0.03	$0.02

Consolidated
Revenues	$362,915	$384,954	$1,102,954	$1,172,643
Operating income	$85,672	$97,928	$106,142	$190,188
Net income (loss)	$30,246	$8,141	$(82,601)	$(131,261)
FFO attributable to common stockholders and limited partners (1)	$179,472	$191,562	$559,875	$580,543
AFFO attributable to common stockholders and limited partners (1)	$198,108	$196,428	$570,890	$598,901
Net income (loss) attributable to common stockholders per diluted share (2)	$0.01	$(0.01)	$(0.15)	$(0.20)
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.20	$0.21	$0.61	$0.64
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

(2)	See “Note 18 – Net Income (Loss) Per Share/Unit” for calculation of net loss per share.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	September 30, 2016	December 31, 2015
REI segment	$15,668,974	$16,966,729
Cole Capital segment	388,846	439,137
Total	$16,057,820	$17,405,866

Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Revenues:
Rental income	$303,383	$333,766	$(30,383)	$928,706	$1,017,708	$(89,002)
Direct financing lease income	494	659	(165)	1,598	2,097	(499)
Operating expense reimbursements	27,969	22,983	4,986	77,862	71,269	6,593
Cole Capital revenue:
Offering-related fees and reimbursements	9,545	5,850	3,695	32,850	14,483	18,367
Transaction service fees and reimbursements	3,779	7,400	(3,621)	10,639	24,696	(14,057)
Management fees and reimbursements	17,745	14,296	3,449	51,299	42,390	8,909
Total Cole Capital revenue	31,069	27,546	3,523	94,788	81,569	13,219
Total revenues	$362,915	$384,954	$(22,039)	$1,102,954	$1,172,643	$(69,689)
Rental Income
The decrease of $30.4 million and $89.0 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to the disposition of 451 consolidated properties subsequent to January 1, 2015 and an increase in tenant vacancies, particularly Ovation Brands, Inc., which filed for chapter 11 bankruptcy on March 7, 2016.
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
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and/or distribution and stockholder servicing fees earned from selling securities in the Cole REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed during the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Offering-related fees and commissions	$7,245	$4,586	$2,659	$25,404	$11,488	$13,916
Offering-related reimbursements	2,300	1,264	1,036	7,446	2,995	4,451
Less: reallowed fees and commissions	5,897	3,896	2,001	20,940	9,637	11,303
Offering-related fees and reimbursements, net of reallowed	$3,648	$1,954	$1,694	$11,910	$4,846	$7,064
The increase in offering-related fees and reimbursements, net of reallowed fees and commissions of $1.7 million and $7.1 million during the three and nine months ended September 30, 2016 was a direct result of a $69.8 million and $265.1 million increase in capital raise, respectively, from $66.6 million to $136.4 million and from $154.6 million to $419.7 million, respectively, as compared to the same periods in 2015, during which time certain selling agreements for the Cole REITs in their offering stages were suspended, as a result of the Audit Committee Investigation, defined in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. The increase in capital raise was due to new broker-dealer relationships, as well as certain broker-dealers lifting the suspension of their selling agreements.

Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Cole REITs and other real estate programs. The decrease of $3.6 million and $14.1 million during the three and nine months ended September 30, 2016, respectively, was primarily due to a decrease in property acquisitions from $315.3 million during the three months ended September 30, 2015 to $173.9 million during the three months ended September 30, 2016 and a decrease from $755.8 million in property acquisitions during the nine months ended September 30, 2015 as compared to $487.1 million for the nine months ended September 30, 2016.
Management Fees and Reimbursements
Management fees and reimbursement revenue represents advisory, asset and property management fees for operating, leasing and managing the portfolios of the Cole REITs and other real estate programs. The increase of $3.4 million for the three months ended September 30, 2016 as compared to the same period in 2015 is primarily due to an increase in the average assets under management from $6.4 billion for the three months ended September 30, 2015 to $7.1 billion for the three months ended September 30, 2016 and an increase in reimbursement revenue of $1.5 million for the three months ended September 30, 2016 as compared to the same period in 2015.
The increase of $8.9 million for the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily due to an increase in the average assets under management, excluding assets owned by CCIT, as CCIT merged with Select Income REIT on January 29, 2015, from $6.2 billion for the nine months ended September 30, 2015 to $6.9 billion for the nine months ended September 30, 2016 and an increase in reimbursement revenue of $4.3 million for the nine months ended September 30, 2016 as compared to the same period in 2015.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$5,897	$3,896	$2,001	$20,940	$9,637	$11,303
Acquisition related expenses	90	1,764	(1,674)	373	5,509	(5,136)
Litigation and other non-routine costs, net of insurance recoveries	4,630	8,032	(3,402)	2,372	41,319	(38,947)
Property operating expenses	34,820	31,950	2,870	107,832	95,547	12,285
General and administrative expenses	29,761	32,842	(3,081)	92,255	99,906	(7,651)
Depreciation and amortization expenses	195,173	208,542	(13,369)	596,826	645,196	(48,370)
Impairments	6,872	—	6,872	176,214	85,341	90,873
Total operating expenses	$277,243	$287,026	$(9,783)	$996,812	$982,455	$14,357
Acquisition Related Expenses
Acquisition related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company acquired an interest in one commercial property for a purchase price of $20.0 million during the nine months ended September 30, 2016 as compared with the acquisition of 14 properties for an aggregate purchase price of $10.2 million during the nine months ended September 30, 2015. The decrease in acquisition related expenses of $1.7 million and $5.1 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 is due to a decrease in costs incurred for deals that were not consummated and lower acquisition volume in 2016.
Litigation and Other Non-Routine Costs, Net of Insurance Recoveries
The decrease of $3.4 million and $38.9 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to a decrease in legal fees incurred related to the Audit Committee Investigation and related litigation and investigations. Additionally, the Company recognized insurance recoveries of $11.2 million during the nine months ended September 30, 2016 as compared to the same period in 2015 in which the Company recognized $0.9 million of insurance recoveries, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.
Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Property operating expenses	$34,820	$31,950	$2,870	$107,832	$95,547	$12,285
Less: Operating expense reimbursements	27,969	22,983	4,986	77,862	71,269	6,593
Property operating expenses, net of operating expense reimbursements	$6,851	$8,967	$(2,116)	$29,970	$24,278	$5,692
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The decrease in net property operating expenses of $2.1 million during the three months ended September 30, 2016 as compared to the same period in 2015 was due to the disposition of vacant properties and certain properties subject to double-net or modified gross leases and an increase in reimbursable property expenses as a percentage of total expenses, offset by an increase in tenant vacancies. The net increase of $5.7 million during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to an increase in tenant vacancies.
General and Administrative Expenses
The decrease of $3.1 million during the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to a decrease in consulting and other professional fees of $2.5 million, equity-based compensation of $1.4 million, and fees for legal and accounting services of $1.4 million. These decreases were partially offset by an increase to the reserve related to the collectability of program development costs of $2.5 million.
The decrease of $7.7 million during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to a decrease of $7.4 million in consulting and other professional fees in 2016 as well as a decrease in equity-based compensation of $3.1 million primarily due to certain awards which were fully expensed during 2015. Additionally, accounting fees decreased $1.8 million and legal fees decreased $1.5 million during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the work performed during the first quarter of 2015 in connection with the restatements. These decreases were partially offset by an increase in the amount reserved related to the collectability of program development costs of $6.6 million during the nine months ended September 30, 2016 as compared to the same period in 2015.
Depreciation and Amortization Expenses
The decrease of $13.4 million and $48.4 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 primarily related to the disposition of 451 consolidated properties subsequent to January 1, 2015. The Company also recorded $176.2 million and $85.3 million of impairment charges, respectively, on real estate investments during the nine months ended September 30, 2016 and 2015, which reduced the carrying value being depreciated and amortized.
Impairments
The Company recorded impairment charges of $6.9 million related to seven properties during the three months ended September 30, 2016. There were no impairments of real estate properties during the three months ended September 30, 2015.
The increase in impairments of $90.9 million during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties, as well as a tenant of 59 restaurant properties filing for bankruptcy during the first quarter of 2016.

Other (Expense) Income and Income Tax Provision
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	2016 vs 2015 Increase/(Decrease)	2016	2015	2016 vs 2015 Increase/(Decrease)
Other (expense) income and tax benefit (provision):
Interest expense	$(79,869)	$(89,530)	$(9,661)	$(242,763)	$(275,801)	$(33,038)
(Loss) gain on extinguishment and forgiveness of debt, net	(2,003)	—	(2,003)	(1,751)	5,302	(7,053)
Other income, net	1,744	2,368	(624)	4,022	10,255	(6,233)
Equity in income and gain on disposition of unconsolidated entities	212	6,837	(6,625)	10,686	8,340	2,346
Loss on derivative instruments, net	(2,023)	(1,420)	(603)	(3,286)	(2,137)	(1,149)
Gain (loss) on disposition of real estate, net	28,111	(6,542)	34,653	45,723	(62,584)	108,307
Provision for income taxes	(1,598)	(1,500)	98	(1,374)	(4,824)	(3,450)
Interest Expense
The decrease of $9.7 million and $33.0 million during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily a result of a decrease in the total outstanding debt balance from $8.9 billion as of September 30, 2015 to $6.6 billion as of September 30, 2016, largely due to the repayment of all outstanding borrowings under the revolving credit facility, repayment of $0.5 billion of the Credit Facility Term Loan, as well as reducing secured debt with proceeds from the public equity offering and property dispositions.
(Loss) Gain on Extinguishment and Forgiveness of Debt, Net
During the three and nine months ended September 30, 2016, the Company recorded a loss of $2.0 million and $1.8 million, respectively, in relation to the write-off of deferred financing costs and net premiums consisting of losses relating to the early extinguishment of our 2017 Senior Notes of $13.2 million, the prepayment of a portion of the Credit Facility Term Loan of $4.3 million as well as the 2016 Term Loan of $2.6 million and the repayment of mortgage loans payable prior to maturity of $0.6 million, as discussed in “Note 10 – Debt” to our consolidated financial statements. These losses were partially offset by a gain on forgiveness of debt of $19.1 million related to a property foreclosed upon.
During the nine months ended September 30, 2015, the Company recorded a gain of $5.3 million which primarily related to a gain on forgiveness of debt of $4.9 million as a result of the foreclosure of the office building in Bethesda, Maryland as discussed in “Note 10 – Debt” to our consolidated financial statements. The Company also wrote off $0.4 million of deferred financing costs and net premiums during the nine months ended September 30, 2015. No such amounts were recorded during the three months ended September 30, 2015.
Other Income, Net
The decrease of $0.6 million during the three months ended September 30, 2016 as compared to the same period in 2015 was primarily a result of lower interest income relating to investment securities, including CMBS and mortgage notes receivable, which is partially attributable to a mortgage note and two CMBS reaching maturity and being paid in full subsequent to December 31, 2015.
Other income, net decreased $6.2 million during the nine months ended September 30, 2016 as compared to the same period in 2015. During the nine months ended September 30, 2015, the Company determined certain accrued liabilities recorded in connection with mergers and large portfolio acquisitions completed in 2013 and 2014 were no longer obligations of the Company.  The Company also recorded post-closing adjustments during the nine months ended September 30, 2016 related to a multi-tenant asset portfolio sale completed in 2014. Interest income relating to investment securities was also lower in 2016 as compared to 2015.

Equity in Income and Gain on Disposition of Unconsolidated Entities
The decrease of $6.6 million during the three months ended September 30, 2016 as compared to the same period in 2015 is primarily the result of the disposition of two unconsolidated joint ventures owning four properties on or after June 30, 2015.
The increase of $2.3 million during the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily due to a gain of $10.2 million related to the disposition of one property owned by an unconsolidated joint venture during the nine months ended September 30, 2016 as compared to a gain of $6.7 million recorded during the nine months ended September 30, 2015 related to the disposition of our interest in one consolidated joint venture.
Loss on Derivative Instruments, Net
The decrease during the three and nine months ended September 30, 2016, is due to the termination of two interest rate swaps in connection with the early repayment of a portion of the Credit Facility Term Loan, as discussed in “Note 10 – Debt” to our consolidated financial statements, which resulted in a loss of $3.3 million, offset by an increase in the fair value of the Company’s interest rate swaps.
Gain (Loss) on Disposition of Real Estate, Net
During the three months ended September 30, 2016, the change of $34.7 million from a $6.5 million loss on dispositions of real estate, net to a $28.1 million gain as compared to the same period in 2015, is due to the Company’s disposition of 78 properties for an aggregate sales price of $291.2 million, which resulted in a gain of $28.5 million. During the same period in 2015, the Company’s loss primarily related to the disposal of a portfolio of 68 CVS properties.
During the nine months ended September 30, 2016, the change of $108.3 million from a loss on dispositions of real estate, net to a gain as compared to the same period in 2015, is due to the Company’s disposition of 223 properties for an aggregate sales price of $672.5 million, which resulted in an aggregate gain of $50.7 million, as compared to the disposal of 88 properties for an aggregate sales price of $675.9 million during the same period in 2015 for a loss of $39.3 million. During the nine months ended September 30, 2016, the Company also recorded a loss of $5.0 million related to assets classified as held for sale, as compared to a loss of $23.3 million during the same period in 2015.
Provision for Income Taxes
The consolidated provision for income taxes of $1.6 million and $1.4 million for the three and nine months ended September 30, 2016 as compared to a provision of $1.5 million and $4.8 million for the same periods in 2015, respectively, reflect an overall decrease in expense primarily related to a lower state income tax rate applicable to the Cole Capital segment in 2016, and a higher state tax expense in the REI segment in 2015, which were partially offset by lower net loss in the Cole Capital segment in 2016, and an increase to federal tax expense due to a return-to-provision true-up in 2016.

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
In addition to FFO, we use AFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition related costs, litigation and other non-routine costs, gains or losses on sale of investment securities or mortgage notes receivable, insurance recoveries and legal settlements. We also exclude certain non-cash items such as impairments of goodwill or intangible assets, straight-line rental revenue, unrealized gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation, amortization of intangible assets, deferred financing costs, above-market lease assets and below-market lease liabilities. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2016	2015	2016	2015
Net income (loss)	$30,246	$8,141	$(82,601)	$(131,261)
Dividends on non-convertible preferred stock	(17,973)	(17,974)	(53,919)	(53,920)
(Gain) loss on real estate assets and interest in joint venture, net	(28,111)	(187)	(55,921)	55,855
Depreciation and amortization of real estate assets	187,898	200,159	574,125	620,061
Impairment of real estate	6,872	—	176,214	85,341
Proportionate share of adjustments for unconsolidated entities	540	1,423	1,977	4,467
FFO attributable to common stockholders and limited partners	179,472	191,562	559,875	580,543
Acquisition related	90	1,764	373	5,509
Litigation and other non-routine costs, net of insurance recoveries	4,630	8,032	2,372	41,319
Legal settlements	—	—	—	(1,250)
Gain on investment securities	—	(4)	—	(65)
Loss on derivative instruments, net	2,023	1,420	3,286	2,137
Amortization of premiums and discounts on debt and investments, net	(3,553)	(4,920)	(12,009)	(14,076)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,632	1,152	4,176	3,223
Net direct financing lease adjustments	571	507	1,720	1,493
Amortization and write-off of deferred financing costs	6,878	11,320	21,646	26,677
Amortization of management contracts	6,240	7,510	19,931	22,530
Deferred tax expense (benefit) (1)	6,941	(5,701)	(933)	(13,547)
Loss (gain) on extinguishment and forgiveness of debt, net	2,003	—	1,751	(5,302)
Straight-line rent, net of bad debt expense related to straight-line rent	(12,319)	(21,705)	(41,027)	(64,809)
Equity-based compensation	2,588	4,016	7,097	10,189
Other amortization and non-cash charges	929	781	2,423	2,300
Proportionate share of adjustments for unconsolidated entities	(17)	694	209	2,030
AFFO attributable to common stockholders and limited partners	$198,108	$196,428	$570,890	$598,901

Weighted-average shares of common stock outstanding - basic	943,480,170	903,461,323	917,233,898	903,267,282
Effect of Limited Partner OP Units and dilutive securities(2)	25,206,373	25,995,886	24,663,667	26,109,180
Weighted-average shares of common stock outstanding - diluted (3)	968,686,543	929,457,209	941,897,565	929,376,462

AFFO attributable to common stockholders and limited partners per diluted share	$0.20	$0.21	$0.61	$0.64
____________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the REI segment for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
REI segment:	2016	2015	2016	2015
Net income (loss)	$30,006	$8,740	$(83,361)	$(130,134)
Dividends on non-convertible preferred stock	(17,973)	(17,974)	(53,919)	(53,920)
(Gain) loss on real estate assets and interest in joint venture, net	(28,111)	(187)	(55,921)	55,855
Depreciation and amortization of real estate assets	187,898	200,159	574,125	620,061
Impairment of real estate	6,872	—	176,214	85,341
Proportionate share of adjustments for unconsolidated entities	540	1,423	1,977	4,467
FFO attributable to common stockholders and limited partners	179,232	192,161	559,115	581,670

Acquisition related	90	1,690	334	4,976
Litigation and other non-routine costs, net of insurance recoveries	4,630	8,032	2,372	41,319
Legal settlements	—	—	—	(1,250)
Gain on investment securities	—	(4)	—	(65)
Loss on derivative instruments, net	2,023	1,420	3,286	2,137
Amortization of premiums and discounts on debt and investments, net	(3,553)	(4,920)	(12,009)	(14,076)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,632	1,152	4,176	3,223
Net direct financing lease adjustments	571	507	1,720	1,493
Amortization and write-off of deferred financing costs	6,878	11,320	21,646	26,677
Loss (gain) on extinguishment and forgiveness of debt, net	2,003	—	1,751	(5,302)
Straight-line rent, net of bad debt expense related to straight-line rent	(12,319)	(21,705)	(41,027)	(64,809)
Equity-based compensation	1,201	1,073	3,925	3,832
Other amortization and non-cash charges	—	(1)	—	7
Proportionate share of adjustments for unconsolidated entities	(17)	694	209	2,030
AFFO attributable to common stockholders and limited partners	$182,371	$191,419	$545,498	$581,862

Weighted-average shares of common stock outstanding - basic	943,480,170	903,461,323	917,233,898	903,267,282
Effect of Limited Partner OP Units and dilutive securities(1)	25,206,373	25,995,886	24,663,667	26,109,180
Weighted-average shares of common stock outstanding - diluted (2)	968,686,543	929,457,209	941,897,565	929,376,462

AFFO attributable to common stockholders and limited partners per diluted share	$0.19	$0.21	$0.58	$0.63
____________________________________

(1)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(2)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the Cole Capital segment for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Cole Capital segment:	2016	2015	2016	2015
Net income (loss)	$240	$(599)	760	$(1,127)
FFO attributable to common stockholders and limited partners	240	(599)	760	(1,127)

Acquisition related	—	74	39	533
Amortization of Management Contracts	6,240	7,510	19,931	22,530
Deferred tax expense (benefit) (1)	6,941	(5,701)	(933)	(13,547)
Equity-based compensation	1,387	2,943	3,172	6,357
Other amortization and non-cash charges	929	782	2,423	2,293
AFFO attributable to common stockholders and limited partners	$15,737	$5,009	$25,392	$17,039

Weighted-average shares of common stock outstanding - basic	943,480,170	903,461,323	917,233,898	903,267,282
Effect of Limited Partner OP Units and dilutive securities(2)	25,206,373	25,995,886	24,663,667	26,109,180
Weighted-average shares of common stock outstanding - diluted (3)	968,686,543	929,457,209	941,897,565	929,376,462

AFFO attributable to common stockholders and limited partners per diluted share	$0.02	$0.01	$0.03	$0.02
_________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	fund capital expenditures, tenant improvements and leasing costs;

•	pay litigation expenses; and

•	fund possible property acquisitions.

We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.

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
Common Stock Offering
On August 10, 2016, the Company issued 69.0 million shares of Common Stock in a public offering for net proceeds, after underwriting discounts and offering costs, of $702.5 million which were used in part to repay amounts under the Credit Facility.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of September 30, 2016, no shares of Common Stock have been issued pursuant to the Program.
2016 Bond Offering
On June 2, 2016, the Operating Partnership closed its senior note offering, consisting of (i) $0.4 billion aggregate principal amount of 4.125% Senior Notes due June 1, 2021 and (ii) $0.6 billion aggregate principal amount of 4.875% Senior Notes due June 1, 2026. On July 5, 2016, the Company redeemed all of the $1.3 billion aggregate principal amount of our outstanding 2.000% Senior Notes due February 2017, plus accrued and unpaid interest thereon and the required make-whole premium.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the nine months ended September 30, 2016, we disposed of 223 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $786.0 million, of which our share was $748.6 million, resulting in consolidated proceeds of $615.2 million after disposition fees and debt assumptions. We expect to continue to explore opportunities to sell additional properties as we pay off outstanding debt and reduce our borrowings under the Credit Facility, which will reduce our overall leverage and provide us further financial flexibility.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
The Credit Facility allows for maximum borrowings of $2.8 billion, consisting of a $0.5 billion Credit Facility Term Loan and a $2.3 billion revolving credit facility. As of September 30, 2016, a maximum of $2.3 billion was available to the Operating Partnership for future borrowings, subject to borrowing availability.
As of September 30, 2016, our outstanding balance under the Credit Facility was $0.5 billion, following our net repayment of amounts under the revolving portion of the Credit Facility during the nine months ended September 30, 2016 of $960.0 million. Upon this repayment, there were no outstanding borrowings under our revolving credit facility. The remaining outstanding balance on the Credit Facility of $0.5 billion is fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on our credit rating, the interest rate on this portion was 3.25% at September 30, 2016.

The revolving credit facility generally bears interest at an annual rate of London Inter-Bank Offer Rate (“LIBOR”) plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon our then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The Credit Facility Term Loan generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon our then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The revolving credit facility and the Credit Facility Term Loan both terminate on June 30, 2018, in each case, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option with respect to each of the revolving credit facility and the Credit Facility Term Loan, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
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
The Company believes that it was in compliance with the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2016.

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
There were no changes to the covenants of our existing Senior Notes during the nine months ended September 30, 2016. The covenants of our new Senior Notes are materially the same as our existing Senior Notes. As of September 30, 2016, the Company believes that it was in compliance with these covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
On July 29, 2013, the Company issued $300.0 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million aggregate principal amount of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes by reopening the indenture governing the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes and, together with the 2018 Convertible Notes, the “Convertible Notes”). The 2018 Convertible Notes have a weighted average interest rate of 3.00%, a conversion rate of 60.5997 and mature on August 1, 2018 and the 2020 Convertible Notes have a weighted average interest rate of 3.75%, a conversion rate of 66.7249 and mature on December 15, 2020. The Convertible Notes are convertible into cash or shares of the Company’s Common Stock at the Company’s option. There were no changes to the terms of our Convertible Notes during the nine months ended September 30, 2016.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of September 30, 2016, we had non-recourse mortgage indebtedness of $2.8 billion, which was collateralized by 643 properties, reflecting a decrease from December 31, 2015 of $227.5 million derived primarily from our disposition activity during the nine months ended September 30, 2016. Our mortgage indebtedness bore interest at the weighted-average rate of 5.01% per annum and had a weighted-average maturity of 4.6 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Some of our loan agreements require that we comply with specific reporting and financial covenants mainly related to debt coverage ratios and loan-to-value ratios. Each loan that has these requirements has specific ratio thresholds that must be met. As of September 30, 2016, the Company believes that it was in compliance with the debt covenants under its respective loan agreements, except for a loan in default with a principal balance of $38.1 million that is described below.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan secured by two properties, which had an outstanding balance of $38.1 million on the notice date, due to the Company’s election not to make a reserve payment required per the loan agreement. The foreclosure sale of the first property securing the loan occurred during the three months ended June 30, 2016. As the loan was outstanding upon the foreclosure of the first property, the Company recorded a loss of $3.4 million in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations for the nine months ended September 30, 2016. The foreclosure proceedings on the second property that secured the loan were completed during the three months ended September 30, 2016. As a result of the foreclosure sale and deed transfer of both properties securing the loan, the Company recognized a gain on forgiveness of debt of $19.1 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.

Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At September 30, 2016, the Company believes that it was in compliance with the debt covenants under the mortgage loan agreements, except for a loan in default as described above and in “Note 10 – Debt” to our consolidated financial statements.
Other Debt
As of September 30, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $23.0 million and remaining unamortized premium of $0.1 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to September 30, 2016 are $2.0 million, $7.7 million and $13.3 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Dividends
On August 2, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2016 to stockholders of record as of September 30, 2016, which was paid on October 17, 2016. An equivalent distribution was made by the Operating Partnership per OP unit.
Our Series F Preferred Stock, as discussed in “Note 15 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of September 30, 2016, there were approximately 42.8 million shares of Series F Preferred Stock(and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$2,836,839	$437,879	$401,905	$679,476	$1,317,579
Interest payments - mortgage notes and other debt (1) (2)	615,500	126,953	212,628	166,793	109,126
Principal payments - Credit Facility	500,000	—	500,000	—	—
Interest payments - Credit Facility (1) (2)	28,222	16,461	11,761	—	—
Principal payments - corporate bonds	2,250,000	—	750,000	400,000	1,100,000
Interest payments - corporate bonds	581,549	91,250	167,813	132,000	190,486
Principal payments - convertible debt	1,000,000	—	597,500	402,500	—
Interest payments - convertible debt	96,341	33,019	45,125	18,197	—
Operating and ground lease commitments	319,490	4,911	38,452	37,376	238,751
Build-to-suit commitments	747	747	—	—	—
Total	$8,228,688	$711,220	$2,725,184	$1,836,342	$2,955,942
____________________________________

(1)
As of September 30, 2016, we had $242.4 million of variable rate mortgage notes and $0.5 billion of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $9.7 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis
Operating Activities – During the nine months ended September 30, 2016, net cash provided by operating activities decreased $23.5 million to $604.7 million from $628.1 million during the same period in 2015. The decrease was primarily due to a decrease in rental receipts related to the disposition of 451 consolidated properties and two unconsolidated joint ventures subsequent to January 1, 2015. This decrease was partially offset by a decrease in interest payments and payments related to the Audit Committee Investigation and related litigation, net of insurance recoveries.

Investing Activities – Net cash provided by investing activities for the nine months ended September 30, 2016 increased $222.3 million to $606.9 million from $384.6 million during the same period in 2015. The increase in cash flow is primarily related to an increase in cash proceeds from the disposition of real estate assets of $202.0 million as part of the Company’s portfolio management strategy, a decrease in development payments of $45.6 million, and the receipt of $50.0 million on the Affiliate Lines of Credit, as compared to $10.0 million in 2015.
Financing Activities – Net cash used in financing activities of $1.2 billion decreased $93.7 million during the nine months ended September 30, 2016 from $1.3 billion during the same period in 2015. The decrease was primarily related to net proceeds received from the Common Stock Offering, after underwriting discounts and offering costs, of $702.5 million, partially offset by an increase in net debt repayments of $229.4 million and an increase in distributions paid of $360.9 million.
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

Related Party Transactions and Agreements
There have been no related party transactions to report during the nine months ended September 30, 2016 aside from those with the Cole REITs, as further described below.
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

Interest Rate Risk
As of September 30, 2016, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $6.8 billion and $6.6 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $2.5 billion. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $2.2 billion.
As of September 30, 2016, our debt included variable-rate debt with a fair value and carrying value each of $9.7 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.1 million annually. See “Note 10 – Debt” to our consolidated financial statements.
As of September 30, 2016, our interest rate swaps had a fair value that resulted in a liability of $8.2 million. See “Note 11 – Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, geographies or industries could result in a material reduction of our cash flows or material losses to us.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2016, the Company redeemed 15,450 Limited Partner OP Units for shares of the Company's Common Stock. These shares of Common Stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of Common Stock.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the third quarter of 2016, the General Partner and the Operating Partnership repurchased the following shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards:

Period	Total Number of Shares/ Units Purchased	Average Price Paid Per Share/Unit (1)
July	18,991	$10.17
August	—	—
September	552	10.45
Total	19,543	$10.18
_______________________________________________

(1)	With respect to these shares/units, the price paid per share/unit is based on the weighted average closing price on the respective vesting date.
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
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 1, 2016

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of VEREIT, Inc. (Incorporated by reference to the Company's Pre-Effective Amendment No. 5 to Form S-11 (Registration No. 333-172205), filed with the SEC on July 5, 2011).

3.2
Articles Supplementary Relating to the Series A Convertible Preferred Stock of VEREIT, Inc., dated May 10, 2012 (Incorporated by reference to the Company's Form 8-K (File No. 001-35263), filed with the SEC on May 15, 2012).

3.3
Articles Supplementary Relating to the Series B Convertible Preferred Stock of VEREIT, Inc., dated July 24, 2012 (Incorporated by reference to the Company's Form 8-K (File No. 001-35263), filed with the SEC on July 30, 2012).

3.4
Articles Supplementary for the Series C Convertible Preferred Stock of VEREIT, Inc., dated June 6, 2013 (Incorporated by reference to the Company's Form 8-K (File No. 001-35263), filed with the SEC on June 12, 2013).

3.5
Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective July 2, 2013 (Incorporated by reference to the Company's Form 8-K (File No. 001-35263), filed with the SEC on July 9, 2013).

3.6
Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of VEREIT, Inc., filed November 8, 2013 (Incorporated by reference to the Company's Form 8-K (File No. 001-35263), filed with the SEC on November 15, 2013).

3.7
Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective December 9, 2013 (Incorporated by reference to the Company's Amended Current Report on Form 8-K/A (File No. 001-35263), filed with the SEC on December 20, 2013).

3.8
Articles Supplementary Relating to the 6.70% Series F Cumulative Redeemable Preferred Stock of VEREIT, Inc., dated January 2, 2014 (Incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 333-190056), filed with the SEC on January 3, 2014).

3.9
Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., dated July 28, 2015 (Incorporated by reference to the Company's Form 8-K (File No. 001-35263), filed with the SEC on July 28, 2015).

3.10
Articles Supplementary to Articles of Amendment and Restatement of VEREIT, Inc., dated August 5, 2015 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

3.11
Amended and Restated Bylaws of VEREIT, Inc., effective as of January 1, 2016 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 30, 2015 filed with the SEC on November 5, 2015).

3.12
Certificate of Limited Partnership of VEREIT Operating Partnership, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-197780-01), filed with the SEC on August 1, 2014).

3.13
Amendment to Certificate of Limited Partnership of VEREIT Operating Partnership, L.P., effective July 28, 2015 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

4.1
Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., effective January 3, 2014 (Incorporated by reference to the Company's Amendment No. 2 to its Annual Report on Form 10-K/A (File No. 001-35263), for the year ended December 31, 2013 filed with the SEC on March 2, 2015).

4.2
First Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated January 26, 2015 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

4.3
Second Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated July 28, 2015 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

4.4
Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on July 29, 2013).

4.5
First Supplemental Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on July 29, 2013).

4.6	Form of 3.00% Convertible Senior Notes due 2018 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).
4.7
Second Supplemental Indenture, dated as of December 10, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).

4.8	Form of 3.75% Convertible Senior Notes due 2020 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).
4.9
Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).

Exhibit No.	Description
4.10	Officers’ Certificate, dated as of February 6, 2014 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).
4.11
Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc. (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).

4.12
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 13, 2015).

4.13	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.15	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.