Form 10-K
period 2016-12-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2017-02-23
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of VEREIT, Inc. as of June 30, 2016 was approximately $9.2 billion based on the closing sale price for VEREIT, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers and directors.
There were 974,109,378 shares of common stock of VEREIT, Inc. outstanding as of February 22, 2017.
There is no public trading market for the common units of VEREIT Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of VEREIT Operating Partnership, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of VEREIT, Inc.’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2016 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” or the “Company” mean VEREIT, Inc., which we sometimes refer to as the “General Partner”, together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
For the fiscal year ended December 31, 2016

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, goodwill and intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•
We may be affected by risks associated with pending government investigations relating to the findings of the previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”) and related litigation.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes (as defined in Note 11 – Debt), and the terms of the Credit Facility (as defined in Note 11 – Debt).

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

•
We may be unable to fully reestablish the financial network which previously supported Cole Capital® and its Cole REITs (defined below) and/or regain the prior level of transaction and capital raising volume of Cole Capital.

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

PART I
Item 1. Business.
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment (“REI”) segment and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,142 retail, restaurant, office and industrial real estate properties with an aggregate of 93.3 million square feet, of which 98.3% was leased as of December 31, 2016, with a weighted-average remaining lease term of 9.9 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of certain non-listed real estate investment trusts (the “Cole REITs”) on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services.
Substantially all of the REI segment’s operations are conducted through the Operating Partnership. VEREIT, Inc. is the sole general partner and holder of 97.6% of the common partnership interests in the Operating Partnership (the “OP Units”) as of December 31, 2016 with the remaining 2.4% of the OP Units owned by certain non-affiliated investors and certain former directors, officers and employees of the Former Manager (defined below). Substantially all of the Cole Capital segment’s operations are conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the Operating Partnership. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Prior to January 8, 2014, we were externally managed by ARC Properties Advisors, LLC (the “Former Manager”) on a day-to-day basis, with the exception of certain acquisition, accounting and portfolio management activities which were performed by our employees. In August 2013, our board of directors (the “Board of Directors” or the “Board”) determined that it was in our best interests to become self-managed, and we completed our transition to self-management on January 8, 2014. Through strategic mergers and acquisitions discussed in “Note 6 – Mergers with Real Estate Businesses” to our consolidated financial statements, the Company has grown significantly since incorporation.
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
2016 Developments
Real Estate Acquisitions
During the year ended December 31, 2016, the Company acquired controlling financial interests in eight commercial properties for an aggregate purchase price of $100.2 million.
Real Estate Dispositions
During the year ended December 31, 2016, the Company disposed of 301 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $1.20 billion, of which the Company’s share was $1.14 billion, resulting in consolidated proceeds of $1.00 billion after closing costs, $55.0 million of debt assumptions and $57.0 million of debt repayments by the unconsolidated joint venture.
Balance Sheet and Liquidity
2016 Bond Offering and $300.0 million 2016 Term Loan
On June 2, 2016, the Operating Partnership closed its senior note offering (the “2016 Bond Offering”), consisting of (i) $0.4 billion aggregate principal amount of 4.125% Senior Notes due June 1, 2021 and (ii) $0.6 billion aggregate principal amount of 4.875% Senior Notes due June 1, 2026 and entered into the $300.0 million 2016 Term Loan, as defined in Note 11 – Debt. On July 5, 2016, the Company redeemed all of the $1.3 billion aggregate principal amount of our outstanding 2.000% Senior Notes due February 2017, plus accrued and unpaid interest thereon and the required make-whole premium.
Common Stock Offering
On August 10, 2016, VEREIT, Inc. issued 69.0 million shares of common stock in a public offering for net proceeds, after underwriting discounts and offering costs, of $702.5 million, which were used to repay the entire $300.0 million 2016 Term Loan and in part to repay amounts under the Credit Facility.

Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. There were no shares of common stock issued under the Program during the year ended December 31, 2016.
Debt Repayments
As a result of the reduction in mortgage debt due to property dispositions and other measures taken by management, the Company decreased total debt by $1.7 billion, from $8.1 billion to $6.4 billion, comprised of unsecured bonds of $0.3 billion, unsecured Credit Facility of $1.0 billion, and secured debt of $0.4 billion.
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
As part of our overall portfolio strategy, we seek to lease space and/or acquire properties leased to creditworthy tenants that meet our underwriting and operating guidelines. Prior to entering into any transaction, our corporate credit analysis and underwriting professionals conduct a review of a tenant’s credit quality. In addition, we consistently monitor the credit quality of our portfolio by actively reviewing the creditworthiness of certain tenants, focusing primarily on those tenants representing the greatest concentration of our portfolio. This review primarily includes an analysis of the tenant’s financial statements either quarterly, or as frequently as the lease permits. We also consider tenant credit quality when assessing our portfolio for strategic dispositions. When we assess tenant credit quality, we, among other factors that we may deem relevant: (i) review relevant financial information, including financial ratios, net worth, revenue, cash flows, leverage and liquidity; (ii) evaluate the depth and experience of the tenant’s management team; and (iii) assess the strength/growth of the tenant’s industry. On an on-going basis, we evaluate the need for an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease. The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We are of the opinion that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

Real Estate Investments
As of December 31, 2016, the Company owned 4,142 properties comprising 93.3 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.3% leased with a weighted-average remaining lease term of 9.9 years. There were no tenants exceeding 10% of our consolidated annualized rental income as of December 31, 2016 or 2015. As of December 31, 2014, leases with Red Lobster® restaurants represented 11.6% of our consolidated annualized rental income. As of December 31, 2016, 2015 and 2014, properties located in Texas represented 13.5%, 13.1% and 12.7%, respectively, of our consolidated annualized rental income. As of December 31, 2016, tenants in the casual dining restaurant and manufacturing industries accounted for 15.6% and 10.1%, respectively, of our consolidated annualized rental income. As of December 31, 2015, tenants in the casual dining restaurant and manufacturing industries accounted for 16.6% and 10.1%, respectively, of our consolidated annualized rental income. As of December 31, 2014, tenants in the casual dining restaurant industry accounted for 18.4% of our consolidated annualized rental income.
Cole Capital®
Cole Capital sponsors and manages direct investment real estate programs, which primarily include five publicly registered, non-listed REITs, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. Cole Capital is responsible for raising capital for and managing the day-to-day affairs of the Cole REITs, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to each of the Cole REIT’s respective board of directors an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Cole REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors, and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings, including obtaining regulatory approvals from the U.S. Securities and Exchange Commission (the “SEC”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and various blue sky jurisdictions for such offerings.
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
We also may obtain secured or unsecured debt to acquire properties, and we expect that our financing sources will include the public debt market, banks and institutional investment firms, including asset managers and life insurance companies. Although we intend to maintain a conservative capital structure, our charter does not contain a specific limitation on the amount of debt we may incur and the Board of Directors may implement or change target debt levels at any time without the approval of our stockholders.
We intend to continue to emphasize unsecured corporate-level or OP-level debt in our financing and to seek to reduce the percentage of our assets which are secured by mortgage loans. For information relating to our Credit Facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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

In our Cole Capital segment, we also face competition in raising funds for the Cole REITs from other entities with similar investment objectives such as other non-listed REITs, publicly traded REITs and private funds, including hedge funds.
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
Our properties are also subject to laws such as the Americans with Disabilities Act of 1990 (“ADA”), which require that all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently not be in compliance with the ADA. If one or more of the properties in our portfolio is not in compliance with the ADA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance.
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
Employees
As of December 31, 2016, we had approximately 350 employees.
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
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2016, we had derived approximately:

•	$96.7 million, or 8.2%, of our annualized rental income from Red Lobster®, a wholly owned subsidiary of Golden Gate Capital;

•	$297.7 million, or 25.3%, of our annualized rental income from properties located in the following three states: Texas (13.5%), Illinois (6.2%), and Florida (5.6%); and

•
$642.0 million, or 54.6%, of our annualized rental income from tenants in the following six industries: the casual dining restaurant industry (15.6%), the manufacturing industry (10.1%), the quick service restaurant industry (8.5%), the discount retail industry (7.8%), the pharmacy retail industry (7.2%) and the finance industry (5.4%).

Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
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
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in the year ended December 31, 2016, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See “Note 10 – Fair Value Measures” to our consolidated financial statements for a discussion of real estate impairment charges.
Our ownership of certain properties and other facilities are subject to ground leases or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.
As of December 31, 2016, we held interests in properties and other facilities through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2016, the costs associated with these ground leases represented 2.0% of annualized rental revenue. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.
Real estate investments are relatively illiquid and therefore we may not be able to dispose of properties when appropriate or on favorable terms.
Real estate investments are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2016, approximately 58.8% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments in properties leased to such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely impact our ability to make cash distributions to our stockholders and unitholders.
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment business objectives. We generally intend to hold properties for an extended time, but our management or Board of Directors may exercise their discretion as to whether and when to sell a property to achieve investment objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure you that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders and unitholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold.
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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions. In a sale-leaseback transaction, we purchase a property and then lease it back to the third party from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might possibly be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distributions to our stockholders and unitholders.
If the sale-leaseback were re-characterized as a financing, we would not be considered the owner of the property and, as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
We have a history of operating losses and cannot assure you that we will achieve profitability.
Since our inception in 2010, we have experienced net losses (calculated in accordance with U.S. GAAP) each fiscal year and, as of December 31, 2016, had an accumulated deficit of $4.2 billion. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability.

We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.
We may acquire properties in the future. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we expect to finance any future acquisitions through a combination of borrowings under our unsecured credit facility (the “Credit Facility”), proceeds from equity or debt offerings by the General Partner, the Operating Partnership or their subsidiaries, funds from operations and proceeds from property contributions and dispositions which, if unavailable, could adversely affect our cash flows.
In addition, our ability to acquire properties in the future on satisfactory terms and successfully integrate and operate such properties is subject to the following significant risks:

•
we may be unable to acquire desired properties or the purchase price of a desired property may increase significantly because of competition from other real estate investors, including other real estate operating companies, REITs and investment funds, including the Cole REITs;

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

•
we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, remediation of latent defects, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Any of the above risks could adversely affect our business, financial condition, liquidity and results of operations.
We have assumed, and may in the future assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with prior owners of the properties, tax liabilities, employment-related issues, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with numerous developers, owners and operators of retail, restaurant, industrial and office real estate, many of which have greater financial and other resources than us. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors (which could include funds sponsored by us) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ lease expire or attract new tenants. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.
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

•
vacancies or our inability to lease space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants, or other failures by tenants to perform the obligations under their leases;

•	competition from other real estate investors, including other real estate operating companies, REITs and institutional investment funds;

•	reductions in the level of demand for commercial space generally, and freestanding net leased properties specifically, and changes in the relative popularity of our properties;

•	increases in the supply of freestanding single-tenant properties;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
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
We have in the past participated, and may in the future participate, in transactions structured to purchase assets jointly with unaffiliated third parties or the Cole REITs (a “joint venture”). There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or other entity. In addition, there is the potential of the third-party participant in the joint venture becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and that participant. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities. The competing rights of each owner in a jointly-owned property could effect a reduction in the value of each owner’s interest in the subject property.
If we are unable to maintain effective disclosure controls and procedures and effective internal control over financial reporting, investor confidence and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures and internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, there can be no guarantee as to the effectiveness of our disclosure controls and procedures and we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be adversely affected and we could fail to meet our reporting obligations.
Government investigations relating to the findings of the Audit Committee Investigation may require time and attention from certain members of management, result in significant legal expenses, fines, and/or penalties, including indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer.
On November 13, 2014, we received the first of two subpoenas relating to the findings of the Audit Committee Investigation from the staff of the SEC, each of which called for the production of certain documents. On December 19, 2014, we received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. The U.S. Attorney’s Office for the Southern District of New York also contacted counsel for the Company and counsel for the Audit Committee. We and the Audit Committee are cooperating with these regulators in their investigations. The amount of time needed to resolve these investigations is uncertain, and we cannot predict the outcome of these investigations or whether we will face additional government investigations, inquiries or other actions related to these matters. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees, among others in connection with the ongoing government investigations and potential future government inquiries, investigations or actions. These matters could require us to expend management time and could result in civil and criminal actions seeking, among other things, injunctions against us and the payment of significant fines and/or penalties, as well as requiring payment of substantial legal fees and indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer. We can provide no assurance as to the outcome of any government investigation.
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
Since the October 29, 2014 announcement of the findings of the Audit Committee Investigation and the subsequent restatement of the Company’s financial statements in March 2015, the Company and its former officers and current and former directors (along with others) have been named as defendants in multiple putative securities class action complaints in the United States District Court for the Southern District of New York, which were subsequently consolidated under the caption In re American Realty Capital Properties, Inc. Litigation, 1:15-mc-00040-AKH, multiple individual securities lawsuits and multiple derivative lawsuits. See “Note 15 – Commitments and Contingencies” to our consolidated financial statements for additional details regarding pending litigation matters related to the Audit Committee Investigation.
As a result of the various pending litigations, and subject to certain limitations, we are obligated to advance certain legal expenses to and indemnify our current and former directors, officers and employees, as well as certain outside individuals and entities. In addition, any of these lawsuits may require management time and attention, result in significant legal expenses, indemnification obligations and/or damages, which may not be covered by insurance, and may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update, (“ASU”) 2016-02, Leases (“ASU 2016-02”) which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive team and staff. Our future success depends in part on the continued service of our senior management team. If there are changes in senior leadership, such changes could be disruptive and could compromise our ability to execute our strategic plan. While we have entered into employment agreements with certain key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, integrate, train and retain qualified management personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could damage our business and adversely affect our results of operations.
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
As of December 31, 2016, our aggregate indebtedness was $6.4 billion. We may incur significant additional debt in the future, including borrowings under our Credit Facility, for various purposes including, without limitation, the funding of future acquisitions, if any, capital improvements and leasing commissions in connection with the repositioning of a property and litigation expenses. At December 31, 2016, we had $2.3 billion of undrawn commitments under our Credit Facility. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant adverse consequences, including as follows:

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

•
payments of principal and interest on borrowings may leave us with insufficient cash resources to make the dividend payments necessary to maintain our REIT qualification or may otherwise impose restrictions on our ability to make distributions;

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

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and exercise their rights under any assignment of rents and leases;

•	we may be vulnerable to general adverse economic and industry conditions; and

•	we may be at a disadvantage compared to our competitors with less indebtedness.
If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in the Credit Agreement, or the indenture governing the Senior Notes, we may automatically be in default under any other loan or indenture that has cross-default provisions (including the credit agreement (the “Credit Agreement”)), dated June 30, 2014, as amended, with Wells Fargo Bank National Association, as administrative agent, and other lender parties thereto, governing the Credit Facility), and (x) further borrowings under the Credit Facility will be prohibited, and outstanding indebtedness under the Credit Facility, and our indenture (including the indenture governing the Senior Notes) or such other loans may be accelerated and (y) to the extent any such debt is secured, directly or indirectly, by any properties or assets, the lenders may foreclose on the properties or assets securing such indebtedness.
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
The indenture governing our Senior Notes and the Credit Agreement require us to meet customary negative covenants and other financial and operating covenants. The indenture governing our Senior Notes requires us to maintain financial ratios for total leverage, secured debt, debt service coverage and total unencumbered assets. In addition, the Credit Agreement requires us, among other things, to maintain a minimum tangible net worth, a maximum leverage ratio, a minimum fixed charge coverage ratio, a secured leverage ratio, a total unencumbered asset value ratio, a minimum encumbered interest coverage ratio and a minimum encumbered asset value. These covenants restrict our ability to incur secured or unsecured indebtedness and may also restrict our ability to engage in certain business activities.
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
Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become more highly leveraged in the future, which could adversely affect our financial condition.
Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. While we intend to limit our indebtedness to maintain an overall net debt to gross real estate investment ratio of approximately 45% to 55% (provided that we may exceed this amount for individual properties in select cases where attractive financing is available), our organizational documents contain no limitations on the amount of debt that we may incur. Further, our financing decisions and related decisions regarding levels of debt may be determined by our Board of Directors in its discretion without stockholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future, subject to us meeting the financial and operating covenants described above, which could result in us becoming more highly leveraged and adversely affecting our financial condition.

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
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders;

•	investor confidence in us; and

•	our results of operations.
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
Our Senior Notes are periodically rated by nationally recognized credit rating agencies. Our current corporate credit rating is “BB+” and our issue-level rating for our Senior Notes is “BBB-” with a “positive” outlook from Standard & Poor’s Rating Services. Our corporate credit and issue-level ratings for our Senior Notes are “Ba1” with a “positive” outlook assigned by Moody’s Investor Service, Inc. Both agencies have upgraded our ratings in comparison to the prior year, however, there can be no assurance that our ratings will not fluctuate. Fitch Ratings, Inc. has also assigned to us a first time investment grade rating of “BBB-” with a “stable” outlook. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit ratings can adversely affect the cost and availability of capital, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our business, an adverse change in our credit ratings could have a material adverse effect on our financial condition, liquidity, results of operations and the trading price of our Senior Notes.
Risks Related to Equity
The Board of Directors may create and issue a class or series of common or preferred stock without stockholder approval.
Subject to applicable legal and regulatory requirements, the Board of Directors is empowered under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our common stock or preferred stock without stockholder approval. The Board of Directors may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our outstanding capital stock. The issuance of any such stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders. In addition, future sales of shares of our common stock or preferred stock may be dilutive to existing stockholders.

The trading price of our common stock has been and may continue to be subject to wide fluctuations.
The sales price of our common stock on the NYSE has fluctuated in recent quarters. Our stock price may fluctuate in response to a number of events and factors, including as a result of future offerings of our securities, as a result of the events described in this “Risk Factors” section or in our future filings with the SEC, and as a result of changes to our dividend yield relative to yields on other financial instruments (e.g., increases in interest rates resulting in higher yields on other financial instruments may adversely affect the sales price of our common stock). In addition, the trading volume and price of our common stock may fluctuate and be adversely impacted in response to a number of factors, including:

•	actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors;

•	changes in our dividend policy;

•	publication of research reports about us, our competitors, our tenants, or the REIT industry;

•	changes in market valuations of companies similar to us;

•	speculation in the press or investment community;

•	our failure to meet, or changes to, our earnings estimates, or those of any securities analysts;

•	increases in market interest rates;

•	adverse market reaction to the amount of or the maturity of our debt and our ability to refinance such debt and the terms thereof;

•	adverse market reaction to any additional indebtedness we incur or equity or securities we may issue;

•	changes in our credit ratings;

•	actual or perceived conflicts of interest;

•	changes in our key management;

•	the financial condition, liquidity, results of operations, and prospects of our tenants;

•	resolution of pending litigation and government investigations;

•	failure to maintain our REIT qualification; and
•general market and economic conditions, including the current state of the credit and capital markets.
The issuance of additional equity securities may dilute existing equity holders.
Giving effect to the issuance of common stock in future potential offerings, the receipt of future potential net proceeds and the use of those proceeds, additional equity offerings may have a dilutive effect on our expected earnings per share. Additionally, we are not restricted from issuing additional shares of our common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur.
Future offerings of debt, which would be senior to our common stock upon liquidation, or preferred equity securities that may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
In the future, we may issue debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings, including offerings of convertible preferred stock, may dilute the holdings of our existing stockholders or otherwise reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make distributions to holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.
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
Risks Relating to our REI Segment
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
Although our properties are generally subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. Further, any environmental liabilities that arose since the date the studies were done would not be identified in the assessments. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in the Phase I assessments.
We cannot assure you that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to finance or sell any affected properties.
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
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
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
Risks Relating to our Cole Capital Segment
We may be unable to fully restore the distribution network which previously supported Cole Capital and the Cole REITs and/or regain the prior capital raising level of Cole Capital, which may adversely affect the financial success of Cole Capital and the Company.
Three of the five Cole REITs currently sponsored and managed by Cole Capital have ongoing public offerings. Following the announcement made by the Company on October 29, 2014 that certain of its financial statements could no longer be relied upon, various broker-dealers and clearing firms participating in offerings of the Cole REITs suspended sales activity with Cole Capital, resulting in a significant decrease in capital raising activity and, consequently, a decline in the overall revenue generated by Cole Capital.
In addition, non-listed REIT sales have decreased industry wide since December 31, 2015. As discussed below, financial service firms are subject to and may be adversely affected by extensive regulations and requirements by agencies, which not only impact our business, but the industry as a whole.
Cole Capital generates revenue from capital raising activity and asset management and advisory activity, the latter of which is also contingent upon successful capital raising activity as each of the Cole REITs is a blind pool whose portfolio is largely built through the deployment of proceeds raised in the respective Cole REIT’s public offering. Revenue generated from Cole Capital’s capital raising activity is received in the form of dealer manager fees, which are earned at the point of sale of the Cole REITs’ common stock and, therefore, a reduction in capital raising activity directly results in a reduction in such dealer manager fees. Cole Capital receives additional compensation, including one-time acquisition fees and ongoing advisory fees from its asset management and advisory activity. Acquisition fees are earned, in large part, when Cole Capital deploys capital raised from a Cole REIT’s public offering into real estate acquisitions on behalf of such Cole REIT. Cole Capital also receives advisory fees that are calculated based, in whole or in part, upon the value of each Cole REIT’s total invested assets. An increase in assets under management, which generally occurs as the Cole REITs raise more capital, typically results in increased advisory fees. Therefore, a slowdown in capital raising activity could delay or reduce Cole Capital’s receipt of those additional fees. Additional fees may be earned by Cole Capital following the completion of a Cole REIT’s public offering and deployment of capital therefrom. A description of Cole Capital’s fees is contained in “Note 18 – Related Party Transactions and Arrangements” to our consolidated financial statements. While certain of the broker-dealers and the clearing firms have reengaged with Cole Capital following their suspensions, there can be no assurance that the remaining broker-dealers will reengage with Cole Capital on a timely basis or at all. If these circumstances continue for a prolonged period of time, capital raising activity at Cole Capital may continue to be negatively affected, reducing overall fee generation at Cole Capital and, therefore, the overall financial success of Cole Capital and the Company could be adversely affected. In addition, there is no guarantee as to the Cole Capital segment’s actual results. The fair value of goodwill and intangible assets allocated to the Cole Capital segment are dependent upon projected results, including, but not limited to, the timing and aggregate amount of capital raised and deployed on behalf of the Cole REITs, which is influenced by the Company’s ability to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation. If the Company is unable to reinstate certain selling agreements with broker-dealers and clearing firms on a timely basis, the fair value of goodwill and intangible assets allocated to the Cole Capital segment may be less than the respective carrying value, resulting in an impairment that could have a material adverse effect on the Company’s financial results.
During the quarter ended December 31, 2016, we recorded significant impairment charges in respect of goodwill and intangible assets allocated to the Cole Capital segment. We reassessed the expected collectability of the program development costs, based on assumptions used to calculate these impairments, and recorded additional reserves in the quarter ended December 31, 2016. Additional charges and/or reserves may be recorded in subsequent periods if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions used at December 31, 2016.
Cole Capital is subject to risks that are particular to its role as sponsor and dealer manager for direct investment program offerings.
Cole Capital, including Cole Capital Corporation, which is Cole Capital’s broker-dealer subsidiary and a wholesale broker-dealer registered with the SEC and a member firm of FINRA, is subject to various risks and uncertainties that are common in the securities industry. Such risks and uncertainties include:

•	the volatility of financial markets;

•	extensive governmental regulation;

•	intense competition; and

•	litigation.
Cole Capital’s business, which involves sponsoring and distributing interests in direct investment programs, depends on a number of factors including our ability to enter into agreements with broker-dealers to participate in the Cole REIT offerings, our success in investing the proceeds of each offering, managing the properties acquired and generating cash flow to make distributions to investors in our direct investment programs and our success in entering into liquidity events for the direct investment programs. We are subject to competition from other sponsors and dealer managers of direct investment programs and other investments, and there can be no assurance that this business will be successful.
Sponsorship of the Cole REITs also involves risks relating to competition from sponsors of other similar programs and risks relating to the possibility that such programs will not receive capital at the levels and at such times that are anticipated or needed to meet up-front or ongoing costs or debt obligations.
FINRA rules applicable to Cole Capital and the Cole REITs’ business, including Rule 2310 (Direct Participation Programs) which, among other things, imposes limits on total compensation to brokers in connection with an offering, and amendments to Rule 2340 (Customer Account Statements) which were effective in April 2016 and changed the manner in which the value of shares in a Cole REIT may be reflected on customer account statements, as well as FINRA investigations into the manner in which shares are sold by some retail brokers, may have a negative impact on the business of Cole Capital. Public authorities may continue to enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may adversely affect companies in the industry, including us.
In addition, Cole Capital is subject to risks that are particular to its function as a wholesale broker-dealer and sponsor of the Cole REITs. For example, in its capacity as dealer manager, the broker-dealer provides substantial promotional support to broker-dealers selling a particular offering, including by providing sales literature, forums, webinars, press releases and other mass forms of communication. Due to Cole Capital acting as a sponsor of the Cole REITs and the volume of materials that Cole Capital Corporation may provide throughout the course of an offering, much of Cole Capital’s activities may be scrutinized by regulators. We and Cole Capital may be exposed to significant liability under federal and state securities laws. Additionally, Cole Capital Corporation may be subject to fines and suspension from the SEC and FINRA.

Failure to comply with the SEC’s net capital requirements could subject us to sanctions imposed by the SEC or FINRA.
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
The financial services industry is subject to extensive regulation by U.S. federal, state and international government agencies, as well as various self-regulatory agencies. Turmoil in the financial markets has contributed to significant rule changes, heightened scrutiny of the conduct of financial services firms and increasing penalties for rule violations. Cole Capital Corporation may be adversely affected by new laws or rules (including the pending Department of Labor fiduciary standard), changes to the laws, rules or in the interpretation of existing rules or more rigorous enforcement. Some of these rules, if implemented, could impact Cole Capital Corporation’s business, including through the potential implementation of a more stringent fiduciary standard for brokers for sales of commission products, such as the Cole REITs, and enhanced regulatory oversight over incentive compensation.
The Cole Capital segment also may be adversely affected by other evolving regulatory standards, such as those relating to suitability and supervision. Legal claims or regulatory actions against Cole Capital Corporation or any of the other entities that comprise Cole Capital also could have adverse financial effects on us or harm our reputation, which could harm our business prospects.
Cole Capital Corporation, which is registered as a broker-dealer under the Exchange Act and is a member of FINRA, is subject to regulation, examination and supervision by the SEC, FINRA, other self-regulatory organizations and state securities regulators. Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities’ capital adequacy, record-keeping and the conduct and qualification of officers, employees and independent contractors. Failure by Cole Capital Corporation to comply with applicable laws or regulations could result in censures, penalties or fines, the issuance of cease and desist orders, suspension or expulsion from the securities industry, or other similar adverse consequences. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
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
Cole Capital currently manages five Cole REITs, all of which have investment objectives and investment strategies similar to our own. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as the Cole REITs. In addition, certain of our officers are also officers and/or directors of the Cole REITs and, as such, they will have duties to us as well as to the Cole REITs. We have implemented certain procedures to help manage any perceived or actual conflicts among us and the Cole REITs, including adopting an allocation policy to allocate property acquisitions among us and the Cole REITs based on the following factors:

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
If we determine that an investment opportunity may be equally appropriate for more than one entity, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, multi-tenant or single tenant retail) will be allocated such investment opportunity. In addition, we have a right of first refusal over three of the Cole REITs with respect to all opportunities to acquire majority single-tenant real estate and real estate-related assets or portfolios with a purchase price greater than $100.0 million. There can be no assurance that these policies will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.
Further, under the advisory agreements with the Cole REITs, Cole Capital receives fees for various services, including, but not limited to, the day-to-day management of the Cole REITs and transaction-related services. The terms of these advisory agreements were not the result of arm’s length negotiations between independent parties and as a result, the terms of these agreements may not be as favorable to us as they would have been if we had negotiated these agreements with unaffiliated third parties.
Because the revenue streams from the advisory agreements Cole Capital has with the Cole REITs are subject to limitation or cancellation, any such termination could have an adverse effect on our business, results of operations and financial condition.
The advisory agreements under which Cole Capital provides services to the Cole REITs are subject to renewal on an annual basis and may generally be terminated by each Cole REIT upon 60 days’ notice to us, with or without cause. The advisory agreements with four of the five Cole REITs are scheduled to expire on November 30, 2017 unless otherwise renewed. The advisory agreement with the remaining Cole REIT is scheduled to expire on September 22, 2017 unless otherwise renewed. There can be no assurance that these agreements will not expire or be otherwise terminated and any such termination could have an adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2016, we owned approximately 97.6% of the OP Units in the Operating Partnership. However, the Operating Partnership may issue additional OP Units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders would not directly own any such OP Units, they would not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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
We have agreed with ARC Real Estate Partners, LLC, an affiliate of the Former Manager, to indemnify it against any adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the properties that were acquired by us in our formation transactions, in a taxable transaction. These tax protection provisions apply until September 6, 2021, which is the 10th anniversary of the closing of our initial public offering (“IPO”). Although it may be in our stockholders’ best interest that we sell one or more of these properties, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for ARC Real Estate Partners, LLC to guarantee. We agreed to these provisions at the time of our IPO in order to assist ARC Real Estate Partners, LLC in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.
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
We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2011 and believe we have operated, and intend to operate, in a manner that has allowed us to qualify as a REIT and will allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if the Board of Directors determines that not qualifying as a REIT is in our best interests, or the qualification may be terminated inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we have been or will be successful in qualifying to be taxed as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service (the “IRS”), such recharacterization would jeopardize our ability to satisfy the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could result in our disqualification as a REIT for past or future periods.
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
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS of the REIT. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to advisory agreements with the Cole REITs. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. These rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
 The tax years subsequent to and including the fiscal year ended December 31, 2012 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. (“CCPT”) are subject. If any of ARCT III, CapLease, ARCT IV, Cole or CCPT failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to such entity’s merger with us, we may inherit significant tax liabilities and could fail to qualify as a REIT.
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
In addition, according to publicly released statements, a top legislative priority of the Trump administration and the current Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal corporate offices are located at 2325 E. Camelback Road, Suite 1100, Phoenix, Arizona 85016. We have additional office space in New York, New York; Orlando, Florida; Alpharetta, Georgia; Austin, Texas; Washington, D.C.; Los Angeles, California; and Glenview, Illinois. We lease all of these offices, other than our office space in Glenview, Illinois, which was acquired in 2013. We believe these properties we own and lease are suitable for our operations for the foreseeable future.
As of December 31, 2016, the Company owned 4,142 properties comprising 93.3 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.3% leased with a weighted-average remaining lease term of 9.9 years. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Metrics for a discussion of the properties we hold for rental operations and Schedule III – Real Estate and Accumulated Depreciation for a detailed listing of such properties.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Effective July 31, 2015, we transferred the listing of the General Partner’s common stock and Series F Preferred Stock to the NYSE from NASDAQ Global Select Market (“NASDAQ”). The General Partner’s common stock and Series F Preferred Stock trade under the trading symbols, “VER” and “VER PRF,” respectively.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the General Partner’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the S&P 500 Index (“S&P 500”) for the period commencing December 31, 2011 and ending December 31, 2016. The graph assumes an investment of $100 on December 31, 2011.
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
Stock Price and Distributions
For each quarter indicated, the following table reflects the respective high and low sales prices for the General Partner’s common stock as quoted by NASDAQ or NYSE, as applicable, and the dividend or distribution declared per share of common stock or OP Unit by the General Partner or the Operating Partnership, respectively, in each such period:

	First Quarter 2015 (1)	Second Quarter 2015 (1)	Third Quarter 2015	Fourth Quarter 2015	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016
High	$10.38	$10.15	$9.08	$8.66	$8.92	$10.14	$11.09	$10.35
Low	$8.82	$8.10	$7.50	$7.55	$6.68	$8.67	$9.76	$7.99

Dividends or distributions declared on common stock or OP Units (2)	$—	$—	$0.1375	$0.1375	$0.1375	$0.1375	$0.1375	$0.1375
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

(2)
The dividend that the General Partner pays on its common stock is equal to the distributions that the Operating Partnership makes on its OP Units pursuant to the terms of the LPA. However, the Operating Partnership did not make distributions in respect of a substantial portion of the outstanding OP Units held by its limited partners beginning on October 15, 2015 and continuing through January 15, 2017 when the dividend on the General Partner’s common stock was paid, as further discussed in “Note 16 - Equity” in our consolidated financial statements.

On February 22, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2017 to stockholders of record as of March 31, 2017, which will be paid on April 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP Unit. Our future distributions may vary and will be determined by the General Partner’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board.
As of February 22, 2017, the General Partner had approximately 4,200 registered stockholders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. There is no established trading market for the Operating Partnership's OP Units. As of February 22, 2017, there were 29 record holders of the OP Units.
Recent Sales of Unregistered Securities
During the year ended December 31, 2016, the Company redeemed 15,450 Limited Partner OP Units for shares of the General Partner's common stock. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows the amount of securities remaining available for future issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities Available For Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	—	—	92,059,754
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	92,059,754
_______________________________________________

(1)
The total number of shares of common stock reserved for the issuance of equity incentive awards under our Equity Plan is equal to 10.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) at any time.  As such, the number of shares available for issuance under the Equity Plan changes automatically with changes in the total number of outstanding shares of common stock, outstanding OP Units, and dilutive securities. See “Note 17 – Equity-based Compensation” to our consolidated financial statements for a discussion of the Company’s equity plans.

Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the year ended December 31, 2016, the General Partner and the Operating Partnership repurchased the following shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards:

Period	Total Number of Shares/ Units Purchased	Average Price Paid Per Share/Unit (1)
January 1, 2016 - January 31, 2016	40,714	$7.52
February 1, 2016 - February 29, 2016	42,316	7.30
March 1, 2016 - March 31, 2016	42,126	8.55
April 1, 2016 - April 30, 2016	1,391	8.95
May 1, 2016 - May 31, 2016	2,434	9.89
June 1, 2016 - June 30, 2016	—	—
July 1, 2016 - July 31, 2016	18,991	10.17
August 1, 2016 - August 31, 2016	—	—
September 1, 2016 - September 30, 2016	552	10.45
October 1, 2016 - October 31, 2016	25,996	9.65
November 1, 2016 - November 30, 2016	2,081	8.86
December 1, 2016 - December 31, 2016	25,141	8.53
Total	201,742	$8.40
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

	December 31,
	2016	2015	2014 (1)	2013	2012
Balance sheet data:
Total real estate investments, at cost	$15,584,442	$16,784,721	$18,292,560	$7,459,142	$1,875,615
Total assets	$15,587,574	$17,405,866	$20,427,136	$7,747,494	$2,168,429
Total debt, net	$6,367,248	$8,059,802	$10,425,778	$4,136,619	$375,956
Total liabilities	$6,968,041	$8,691,907	$11,044,806	$5,248,967	$499,669
Temporary equity	$—	$—	$—	$269,299	$—
Total equity	$8,619,533	$8,713,959	$9,382,330	$2,229,228	$1,668,760

	Year Ended December 31,
	2016	2015	2014 (1)	2013 (1)	2012
Operating data:
Total revenues	$1,454,823	$1,556,017	$1,579,257	$329,323	$67,207
Total operating expenses	1,401,352	1,488,692	1,949,835	663,067	97,822
Operating income (loss)	53,471	67,325	(370,578)	(333,744)	(30,615)
Total other expenses, net	(303,520)	(354,809)	(396,567)	(171,876)	(10,877)
Gain (loss) on disposition of real estate and held for sale assets, net	45,524	(72,311)	(277,031)	—	—
Benefit from (provision for) income taxes	3,701	36,303	33,264	(2,195)	—
Loss from continuing operations	(200,824)	(323,492)	(1,010,912)	(507,815)	(41,492)
Net loss from discontinued operations	—	—	—	—	(745)
Net loss	(200,824)	(323,492)	(1,010,912)	(507,815)	(42,237)
Net loss attributable to non-controlling interests(2)	4,961	7,139	33,727	16,316	585
Net loss attributable to General Partner	$(195,863)	$(316,353)	$(977,185)	$(491,499)	$(41,652)

Cash flow data:
Net cash flows provided by operating activities	$800,528	$867,013	$502,887	$11,918	$9,440
Net cash flows provided by (used in) investing activities	$890,193	$932,595	$(2,554,456)	$(4,541,718)	$(1,701,422)
Net cash flows (used in) provided by financing activities	$(1,503,372)	$(2,147,216)	$2,415,555	$4,289,950	$1,965,226

Per share data:
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.29)	$(0.43)	$(1.36)	$(2.41)	$(0.40)
Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.43)	$(1.36)	$(2.41)	$(0.41)
Weighted-average number of shares of common stock outstanding - basic (3)	931,422,844	903,360,763	793,150,098	205,341,431	103,306,366
Cash dividends declared per common share	$0.55	$0.28	$1.08	$0.91	$0.89
_______________________________________________

(1)	See “Note 6 – Mergers with Real Estate Businesses” to our consolidated financial statements for discussion of the impact of significant mergers on the Company’s operations during these periods.

(2)	Represents loss attributable to limited partners and consolidated joint venture partners.

(3)
For all periods presented, the effect of certain OP Units outstanding, long-term incentive plan units of the Operating Partnership (“LTIP Units”), unvested restricted shares or units and convertible preferred shares were excluded from the weighted-average share calculation as the effect would be anti-dilutive.

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
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,142 retail, restaurant, office and industrial real estate properties with an aggregate of 93.3 million square feet, of which 98.3% was leased as of December 31, 2016, with a weighted-average remaining lease term of 9.9 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Cole REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of December 31, 2016, the Cole REITs and other real estate programs’ assets under management were $7.3 billion.
Mergers and Major Acquisitions
See “Note 6 – Mergers with Real Estate Businesses” to our consolidated financial statements for a discussion of the mergers consummated during the year ended December 31, 2014 with American Realty Capital Trust IV, Inc. and Cole Real Estate Investments, Inc.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In addition, there is uncertainty surrounding the policy stance of the new U.S. administration and its global ramifications. In the United States, the overall economic environment continued to improve in 2016. During 2016, the U.S. real gross domestic product increased 1.6% to $16.66 trillion, the unemployment rate decreased 0.3 percentage points to 4.7%, and Core CPI, a measure of inflation which removes food & energy prices and is seasonally adjusted, increased 2.2%, as compared to the same period a year earlier.
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies.
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements.

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
Intangible Asset Impairment
The Company evaluates intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The risks and uncertainties involved in applying the principles related to intangible impairment include, but are not limited to, the following:

•	We estimate fair value using a discounted cash flow model specific to the applicable Cole REITs.

•
We monitor factors that could impact fair value including the ability to timely reinstate certain selling agreements, timing of and aggregate capital raised and deployed on behalf of the Cole REITs, the actual timing of closing an offering or executing a liquidity event on behalf of a Cole REIT and operations of future managed real estate programs.

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
Loans Held for Investment Impairment
We evaluate loans held for investment on a quarterly basis. As a first step in the notes receivable impairment process, we must determine, based on current information and events, if it is probable that we will be unable to collect the amounts due in accordance with the loan agreement. The risks and uncertainties involved in applying the principles related to notes receivable include, but are not limited to, the following:

•	Evaluating the financial condition and other current obligations of the borrower involves judgment in assessing their liquidity and financial stability.
Program Development Costs
We assess the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserve for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. The risks and uncertainties involved in applying the principles related to program development costs include, but are not limited to, the following:

•	Estimating recoverability for each program which involves an analysis of expected reimbursement revenue and projected organization and offering costs.

•	Utilizing assumptions to calculate impairment charges related to goodwill and impairment, as discussed above.

•	Assessing the impact of the change in calculations of recoverability percentages.
Consolidation of Equity Investments
We hold equity investments in unconsolidated joint ventures and each of the Cole REITs and account for these investments using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financial policies of these investments. We must continually evaluate these and other non-controlling interests for consolidation based on standards set forth in U.S. GAAP. For legal entities being evaluated, we must first determine whether the interests that we hold and fees we receive qualify as variable interests in the entity, as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements. The difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The risks and uncertainties involved in applying the principles related to equity investments include, but are not limited to, the following:

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
Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its shareholders as long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains), with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
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
Operating Highlights and Key Performance Indicators
2016 Activity

•	Acquired controlling financial interests in eight commercial properties for an aggregate purchase price of $100.2 million.

•
Disposed of 301 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $1.20 billion, of which our share was $1.14 billion, resulting in consolidated proceeds of $1.00 billion after closing costs, $55.0 million of debt assumptions and $57.0 million of debt repayments by the unconsolidated joint venture.

•	Closed on a public offering to sell 69.0 million shares of common stock, as defined in Note 1 – Organization, for net proceeds, after underwriting discounts and offering costs, of $702.5 million.

•	Closed the 2016 Bond Offering of $1.0 billion and entered into a $300.0 million 2016 Term Loan, as defined in Note 11 – Debt, to the consolidated financial statements, which was subsequently repaid.

•	Registered a continuous offering program allowing for the issuance of up to $750.0 million in shares of common stock over three years.

•	Total debt decreased by $1.7 billion, from $8.1 billion to $6.4 billion, comprised of unsecured bonds of $0.3 billion, unsecured Credit Facility of $1.0 billion, and secured debt of $0.4 billion.

•	Declared a quarterly dividend of $0.1375 per share of common stock for each quarter of 2016, representing an annualized dividend rate of $0.55 per share.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of December 31, 2016, based on annualized rental income of $1.2 billion for the year ended December 31, 2016.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of December 31, 2016, 2015 and 2014:

	2016	2015	2014
Portfolio Metrics
Properties owned	4,142	4,435	4,648
Rentable square feet (in millions)	93.3	99.6	103.1
Economic occupancy rate (1)	98.3%	98.6%	99.3%
Investment-grade tenants (2)	41.2%	42.5%	46.9%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including month-to-month) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Rating Services or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Economic Metrics
Weighted-average lease term (in years) (1)	9.9	10.6	11.8
Lease rollover (1)(2):
Annual average	4.3%	3.8%	3.2%
Maximum for a single year	7.4%	4.5%	4.3%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of the respective reporting date.

(2)	Through the end of the next five years measured as of the end of each reporting period.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Year Ended December 31,
	2016	2015	2014
Financial Metrics
Real Estate Investment Segment
Revenues	$1,335,447	$1,441,135	$1,375,699
Operating income (loss)	$195,479	$297,080	$(30,706)
Net loss	$(69,373)	$(136,095)	$(714,238)
Funds from operations attributable to common stockholders and limited partners (“FFO”) (1)	$744,867	$772,563	$445,810
Adjusted funds from operations attributable to common stockholders and limited partners (“AFFO”) (1)	$725,302	$769,201	$685,472
AFFO per diluted share (1)	$0.76	$0.83	$0.82

Financial Metrics (continued)
Cole Capital Segment
Revenues	$119,376	$114,882	$203,558
Operating loss	$(142,008)	$(229,755)	$(339,872)
Net loss	$(131,451)	$(187,397)	$(296,674)
FFO (1)	$(131,451)	$(187,397)	$(296,674)
AFFO (1)	$16,155	$12,857	$65,242
AFFO per diluted share (1)	$0.02	$0.01	$0.08

Consolidated
Revenues	$1,454,823	$1,556,017	$1,579,257
Operating income (loss)	$53,471	$67,325	$(370,578)
Net loss	$(200,824)	$(323,492)	$(1,010,912)
FFO (1)	$613,416	$585,166	$149,136
AFFO (1)	$741,457	$782,058	$750,714
AFFO per diluted share (1)	$0.78	$0.84	$0.90
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	December 31, 2016	December 31, 2015
REI segment	$15,337,623	$16,966,729
Cole Capital segment	249,951	439,137
Total	$15,587,574	$17,405,866

Property Financing
Our mortgage notes payable consisted of the following as of December 31, 2016, 2015 and 2014 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (3)
December 31, 2016	619	$2,629,949	4.95%	4.6
December 31, 2015	654	$3,039,882	5.08%	5.1
December 31, 2014	776	$3,689,795	4.88%	6.2
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates ranged from 2.00% to 7.75% at December 31, 2016, 3.10% to 10.68% at December 31, 2015 and 2.75% to 7.20% at December 31, 2014.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate would increase as specified in the respective loan agreement until the extended maturity date.

(3)
Weighted average remaining years to maturity as of December 31, 2016, 2015, and 2014, respectively. Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

In addition, we have financing which is not secured by interests in real property, which is described under “Liquidity and Capital Resources.”
Future Lease Expirations
The following is a summary of lease expirations for the next 10 years and beyond at the properties we owned as of December 31, 2016 (dollar amounts and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2017	126	1,973	2.1%	$27,663	2.4%
2018	213	3,368	3.6%	37,029	3.1%
2019	184	3,242	3.5%	55,142	4.7%
2020	231	4,203	4.6%	46,299	3.9%
2021	194	11,046	11.8%	87,378	7.4%
2022	276	9,638	10.4%	84,589	7.3%
2023	212	5,935	6.3%	72,330	6.2%
2024	177	9,158	9.9%	106,982	9.1%
2025	266	4,233	4.5%	61,111	5.2%
2026	247	7,832	8.4%	82,723	7.1%
Thereafter	1,315	31,052	33.2%	512,537	43.6%
Total	3,441	91,680	98.3%	$1,173,783	100.0%
_______________________________________________

(1)	The Company has certain leases comprised of multiple properties.

Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Increase/(Decrease)	2015 vs 2014 Increase/(Decrease)
Revenues:
Rental income	$1,227,937	$1,339,787	$1,271,574	$(111,850)	$68,213
Direct financing lease income	2,055	2,720	3,603	(665)	(883)
Operating expense reimbursements	105,455	98,628	100,522	6,827	(1,894)
Cole Capital revenue:
Offering-related fees and reimbursements	36,533	24,410	87,109	12,123	(62,699)
Transaction service fees and reimbursements	12,959	30,109	64,956	(17,150)	(34,847)
Management fees and reimbursements	69,884	60,363	51,493	9,521	8,870
Total Cole Capital revenue	119,376	114,882	203,558	4,494	(88,676)
Total revenues	$1,454,823	$1,556,017	$1,579,257	$(101,194)	$(23,240)
Rental Income
2016 vs 2015 – Rental revenue decreased $111.9 million during the year ended December 31, 2016, of which $105.6 million was due to the disposition of 529 consolidated properties subsequent to January 1, 2015. The decrease was also due to an increase in tenant vacancies, particularly Ovation Brands, Inc., which filed for chapter 11 bankruptcy on March 7, 2016 (the “Ovation Bankruptcy”).
2015 vs 2014 – The increase in rental income during the year ended December 31, 2015 was primarily due to the acquisition of 1,107 properties in 2014, including the consummation of the Cole Merger in the first quarter of 2014 and the acquisition of over 500 Red Lobster® restaurants in the third quarter of 2014, offset by the disposition of 338 properties subsequent to January 1, 2014.
Cole Capital Revenue
Cole Capital’s results of operations are primarily impacted by capital raised on behalf of the Cole REITs in offerings as well as the timing and extent of real estate asset acquisitions, dispositions, assets under management and reimbursements, which are driven by the Cole REITs’ capital raised, cash flows provided by operations and available proceeds from debt financing.
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and/or distribution and stockholder servicing fees earned from selling securities in the Cole REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed for the periods presented and the dollar amount change year over year (in thousands).

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Increase/(Decrease)	2015 vs 2014 Increase/(Decrease)
Offering-related fees	$28,250	$19,232	$74,556	$9,018	$(55,324)
Offering-related reimbursements	8,283	5,178	12,553	3,105	(7,375)
Less: reallowed fees and commissions	23,174	16,195	66,228	6,979	(50,033)
Offering-related fees and reimbursements, net of reallowed	$13,359	$8,215	$20,881	$5,144	$(12,666)
2016 vs 2015 – The increase in offering-related fees and reimbursements, net of reallowed fees and commissions of $5.1 million during the year ended December 31, 2016 was a direct result of a $216.2 million increase in capital raise to $487.2 million during the year ended December 31, 2016 from $271.0 million during the year ended December 31, 2015. The increase in capital raise was due to new broker-dealer relationships, as well as certain broker-dealers lifting the suspension of their selling agreements.

2015 vs 2014 – The net decrease in offering-related fees and reimbursements of $12.7 million for the year ended December 31, 2015 was a direct result of the decrease in capital raise related to the suspension of certain selling agreements, as discussed above. Additionally, the decrease was partly due to the closing of the offering of Cole Credit Property Trust IV, Inc. in the first quarter of 2014.
Transaction Service Fees and Reimbursements
2016 vs 2015 – Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Cole REITs and other real estate programs. The decrease of $17.2 million during the year ended December 31, 2016, was due to a decrease in property acquisitions from $992.2 million, during the year ended December 31, 2015, to $660.2 million for the year ended December 31, 2016. In addition, disposition fee revenue decreased as the Company received $4.4 million of such fees relating to the Cole Corporate Income Trust, Inc. disposition in 2015.
2015 vs 2014 – Transaction service fees were $27.9 million for the year ended December 31, 2015 as compared to $60.7 million during the same period in 2014. Transaction-related reimbursement revenues were $2.2 million for the year ended December 31, 2015, as compared to $4.3 million during the same period in 2014. The net decrease of $34.9 million for the year ended December 31, 2015 was primarily due to decreases in acquisition fee revenue as there were less funds raised by the Managed REITs’ offerings that could be deployed into real estate acquisitions on their behalf.
Management Fees and Reimbursements
2016 vs 2015 – The increase of $9.5 million for the year ended December 31, 2016 was primarily due to an increase in the average assets under management, excluding assets owned by CCIT, as CCIT merged with Select Income REIT on January 29, 2015, from $6.3 billion for the year ended December 31, 2015 to $7.0 billion for the year ended December 31, 2016 and an increase in reimbursement revenue of $3.7 million for the year ended December 31, 2016.
2015 vs 2014 – Management fees were $46.5 million for the year ended December 31, 2015 as compared to $42.7 million during the same period in 2014. Management reimbursement revenues were $13.8 million for the year ended December 31, 2015, as compared to $8.8 million during the same period in 2014. The overall net increase in fees and reimbursements of $8.8 million for the year ended December 31, 2015 primarily related to an increase in reimbursement revenue as the Company was no longer waiving certain expenses due from the Managed REITs in 2015, as well as an increase in advisory fees due to an increase in assets under management.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Increase/(Decrease)	2015 vs 2014 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$23,174	$16,195	$66,228	$6,979	$(50,033)
Acquisition related expenses	1,321	6,243	38,940	(4,922)	(32,697)
Litigation, merger and other non-routine costs, net of insurance recoveries	3,884	33,628	199,616	(29,744)	(165,988)
Property operating expenses	144,428	130,855	137,741	13,573	(6,886)
Management fees to affiliates	—	—	13,888	—	(13,888)
General and administrative expenses	136,608	149,066	167,428	(12,458)	(18,362)
Depreciation and amortization expenses	788,186	847,611	916,003	(59,425)	(68,392)
Impairments	303,751	305,094	409,991	(1,343)	(104,897)
Total operating expenses	$1,401,352	$1,488,692	$1,949,835	$(87,340)	$(461,143)
Acquisition Related Expenses
2016 vs 2015 – Acquisition related expenses primarily consist of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company acquired an interest in eight commercial properties for a purchase price of $100.2 million during the year ended December 31, 2016 as compared with the acquisition of 16 properties for an aggregate purchase price of $36.3 million during the year ended December 31, 2015. The decrease in acquisition related expenses of $4.9 million during the year ended December 31, 2016 was due to a decrease in costs incurred for deals that were not consummated and fewer properties acquired in 2016.

2015 vs 2014 – The Company acquired interests in 16 commercial properties, including nine land parcels for build-to-suit development, for an aggregate purchase price of $36.3 million during the year ended December 31, 2015 as compared with the acquisition of 1,107 properties including 31 land parcels, for an aggregate purchase price of $3.8 billion during the year ended December 31, 2014. The decrease in acquisition related expenses during the year ended December 31, 2015 was primarily due to a significant decrease in acquisition activity as compared to the same period in 2014.
Litigation, Merger and Other Non-Routine Costs, Net of Insurance Recoveries
2016 vs 2015 – The decrease of $29.7 million during the year ended December 31, 2016 was primarily due to a $20.0 million decrease in legal fees incurred for litigation arising from the results of the the Audit Committee Investigation and related litigation and investigations. Additionally, the Company recognized insurance recoveries of $21.2 million during the year ended December 31, 2016 as compared to $11.4 million in 2015.
2015 vs 2014 – The decrease of $166.0 million during the year ended December 31, 2015 was primarily related to costs incurred relating to the Cole Merger and the ARCT IV Merger, including a $78.2 million subordinated distribution fee to an affiliate of the Former Manager upon the consummation of the ARCT IV Merger that was settled with 6.7 million OP Units to the affiliate of the Former Manager during the year ended December 31, 2014. No such fees were incurred for any mergers during the year ended December 31, 2015. However, the Company incurred $44.2 million of expenses in connection with the Audit Committee Investigation and related litigation and investigations during the year ended December 31, 2015. These expenses were offset by $11.4 million of insurance proceeds, $10.5 of which related to expenses for litigation arising from the results of the Audit Committee Investigation.
Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Increase/(Decrease)	2015 vs 2014 Increase/(Decrease)
Property operating expenses	$144,428	$130,855	$137,741	$13,573	$(6,886)
Less: Operating expense reimbursements	105,455	98,628	100,522	6,827	(1,894)
Property operating expenses, net of operating expense reimbursements	$38,973	$32,227	$37,219	$6,746	$(4,992)
2016 vs 2015 – Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The net increase of $6.7 million during the year ended December 31, 2016 was primarily due to an increase in tenant vacancies, particularly related to the Ovation Bankruptcy.
2015 vs 2014 – The net decrease of $5.0 million during the year ended December 31, 2015 was driven primarily by the disposal of our portfolio of anchored shopping centers, which generally have higher non-reimbursable operating expenses, during the fourth quarter of 2014, as well as the disposition of 228 properties in 2015.
Management Fees to Affiliates
2016 vs 2015 – There were no management fees to affiliates incurred during the years ended December 31, 2016 or 2015 as discussed in “Note 18 – Related Party Transactions and Arrangements” to our consolidated financial statements.
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

General and Administrative Expenses
2016 vs 2015 – The decrease of $12.5 million during the year ended December 31, 2016 was primarily due to a decrease of $8.7 million in consulting and other professional fees in 2016, as well as a decrease in equity-based compensation of $3.8 million primarily due to certain awards which were fully expensed during 2015. Additionally, during the year ended December 31, 2016, accounting fees decreased $1.8 million, primarily due to the work performed during the first quarter of 2015 in connection with the restatements, and legal fees decreased $1.7 million, primarily due to costs incurred in 2015 related to strategic, tax and regulatory matters. These decreases were partially offset by an increase in the amount reserved related to the collectability of program development costs of $4.8 million during the year ended December 31, 2016 as compared to the same period in 2015. See Note 18 – Related Party Transactions and Arrangements for further discussion on the Cole REIT’s program development costs.
2015 vs 2014 – The decrease in general and administrative expense during the year ended December 31, 2015 was primarily related to a decrease in equity-based compensation of $18.8 million, from $33.3 million for the year ended December 31, 2014 to $14.5 million for the year ended December 31, 2015, largely as a result of the forfeiture of certain awards in connection with the departure of certain officers and directors in the fourth quarter of 2014. The overall decrease in compensation and benefits is also due to the Company’s headcount reduction as compared to the same period in 2014, partially offset by the increase in severance to former employees.
Depreciation and Amortization Expenses
2016 vs 2015 – The decrease of $59.4 million during the year ended December 31, 2016 primarily related to the disposition of 529 consolidated properties subsequent to January 1, 2015. The Company also recorded $182.8 million and $91.8 million of impairment charges on real estate investments during the year ended December 31, 2016 and 2015, respectively, which reduced the carrying value being depreciated and amortized.
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
Impairments
2016 vs 2015 – The decrease in impairments of $1.3 million during the year ended December 31, 2016 was due to a decrease in the impairment of the intangible assets and goodwill in the Cole Capital segment of $92.4 million, as discussed in “Note 10 – Fair Value Measures” to our consolidated financial statements, offset by an increase in impairment charges recorded related to the REI segment of $91.1 million primarily due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties, as well as the Ovation Bankruptcy.
2015 vs 2014 – The decrease in impairments during the year ended December 31, 2015 was primarily due to a decrease in the impairment of goodwill in the Cole Capital segment of $83.4 million from $223.0 million in 2014 to $139.7 million in 2015. There was also a decrease in the impairment of real estate assets of $8.7 million from an impairment of $100.5 million during the year ended December 31, 2014, as compared to an impairment of $91.8 million in 2015.

Other (Expense) Income and Income Tax Benefit
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Increase/(Decrease)	2015 vs 2014 Increase/(Decrease)
Other (expense) income and tax benefit (provision):
Interest expense	$(317,376)	$(358,392)	$(452,648)	$(41,016)	$(94,256)
(Loss) gain on extinguishment and forgiveness of debt, net	(771)	4,812	(21,869)	(5,583)	26,681
Other income, net	6,035	6,439	88,596	(404)	(82,157)
Reserve for loan loss	—	(15,300)	—	15,300
Equity in income (loss) and gain on disposition of unconsolidated entities	9,783	9,092	(76)	691	9,168
Loss on derivative instruments, net	(1,191)	(1,460)	(10,570)	269	9,110
Gain (loss) on disposition of real estate and held for sale assets, net	45,524	(72,311)	(277,031)	117,835	204,720
Benefit from income taxes	3,701	36,303	33,264	(32,602)	3,039
Interest Expense
2016 vs 2015 – The decrease of $41.0 million during the year ended December 31, 2016 was primarily a result of a decrease in the total outstanding debt balance from $8.1 billion as of December 31, 2015 to $6.4 billion as of December 31, 2016, largely due to the repayment of all outstanding borrowings under the revolving credit facility, repayment of $0.5 billion of the Credit Facility Term Loan, as well as reducing secured debt with proceeds from the public equity offering and property dispositions.
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
(Loss) Gain on Extinguishment and Forgiveness of Debt, Net
2016 vs 2015 – During the year ended December 31, 2016, the Company recorded a loss of $0.8 million in relation to the write-off of deferred financing costs and net premiums consisting of losses relating to the early extinguishment of our 2017 Senior Notes of $13.2 million and the prepayment of a portion of the Credit Facility Term Loan of $4.3 million, as well as the 2016 Term Loan of $2.6 million, as discussed in “Note 11 – Debt” to our consolidated financial statements. These losses were partially offset by a gain on forgiveness of debt of $19.1 million related to a property foreclosed upon.
2015 vs 2014 – A gain on extinguishment and forgiveness of debt, net of $4.8 million was recorded for the year ended December 31, 2015, which primarily related to the foreclosure of the Company’s property in Bethseda, Maryland. During the year ended December 31, 2015, the Company also repaid an aggregate of $548.9 million of mortgage notes payable prior to maturity or assumed by the buyer in a property disposition as compared to $1.6 billion repaid prior to maturity in 2014. In connection with the extinguishments, we paid prepayment fees totaling $102,000 and $35.9 million for the years ended December 31, 2015 and 2014, respectively, which are also included in (loss) gain on extinguishment and forgiveness of debt, net in the consolidated financial statements.
Other Income, Net
2016 vs 2015 – Other income, net remained relatively constant, decreasing $0.4 million during the year ended December 31, 2016 as compared to the same period in 2015. The line items “Other income, net”, “Gain (loss) on disposition of interest in joint venture” and “Equity in income and gain on disposition of unconsolidated entities” previously reported have been reclassified to conform with the current period’s presentation, as discussed in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements.

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
Reserve for Loan Loss
The reserve for loan loss of $15.3 million for the year ended December 31, 2015 related to an unsecured note from RCS Capital Corporation in connection with the unconsummated sale of Cole Capital, as discussed in “Note 18 – Related Party Transactions and Arrangements” to the consolidated financial statements. During the three months ended December 31, 2015, the Company assessed the collectability of the note, determined it was unlikely to be repaid and recorded the reserve equal to the carrying value of the note.

Equity in Income (Loss) and Gain on Disposition of Unconsolidated Entities
2016 vs 2015 – Equity in income (loss) and gain on disposition of unconsolidated entities increased $0.7 million during the year ended December 31, 2016 as compared to 2015. During the year ended December 31, 2016, the Company recored a gain of $10.2 million related to the disposition of one property, comprising 343 million square feet of office space, owned by an unconsolidated joint venture. During the year ended December 31, 2015, the Company recored a gain of $6.7 million related to the disposition of its interest in one consolidated joint venture, whose only assets consisted of investments in three unconsolidated joint ventures that owned three properties, comprising 752 million square feet of retail space. During the years ended December 31, 2016 and 2015, the Company recognized $0.9 million and $2.3 million of net income, respectively, from the unconsolidated joint ventures. The Company recorded equity in loss related to its investments in the Cole REITs of $1.3 million during the year ended December 31, 2016, as compared to equity in income of $49,000 during the year ended December 31, 2015. The line items “Other income, net”, “Gain (loss) on disposition of interest in joint venture” and “Equity in income and gain on disposition of unconsolidated entities” previously reported have been reclassified to conform with the current period’s presentation, as discussed in “Note 2 – Summary of Significant Accounting Policies” to the consolidated financial statements.
2015 vs 2014 – The increase of $9.2 million during the year ended December 31, 2015 as compared to 2014 is primarily due to a gain of $6.7 million related to the disposition of our interest in one consolidated joint venture as discussed above.
Loss on Derivative Instruments, Net
2016 vs 2015 – The decrease during the year ended December 31, 2016, is due to the termination of two interest rate swaps in connection with the early repayment of a portion of the Credit Facility Term Loan, as discussed in “Note 11 – Debt” to our consolidated financial statements, which resulted in a loss of $3.3 million, offset by an increase in the fair value of the Company’s interest rate swaps.
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
Gain (Loss) on Disposition of Real Estate and Held For Sale Assets, Net
2016 vs 2015 – During the year ended December 31, 2016, the change of $117.8 million from a net loss on dispositions of real estate to a net gain is due to the Company’s disposition of 301 properties for an aggregate sales price of $1.1 billion, which resulted in an aggregate gain of $50.6 million, as compared to the disposal of 228 properties for an aggregate sales price of $1.4 billion during the same period in 2015 for a loss of $69.1 million. During the year ended December 31, 2016, the Company also recorded a loss of $5.1 million related to assets classified as held for sale, as compared to a loss of $3.2 million during the same period in 2015.
2015 vs 2014 – The loss on disposition of real estate and held for sale assets, net decreased $204.7 million due to the Company’s disposition of 228 properties, including two properties owned by consolidated joint ventures, for an aggregate sales price of $1.4 billion, which resulted in a loss of $69.1 million, as compared to the disposal of 110 properties for an aggregate price of $1.6 billion, which resulted in a loss of $277.0 million

Benefit From Income Taxes
2016 vs 2015 – The decrease of $32.6 million during the year ended December 31, 2016 was primarily due to a decrease in the loss attributable to taxable subsidiaries of $90.8 million.
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
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a supplemental performance measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition related expenses, litigation and other non-routine costs, gains or losses on sale of investment securities or mortgage notes receivable and legal settlements and insurance recoveries not in the ordinary course of business. We also exclude certain non-cash items such as impairments of goodwill or intangible assets, straight-line rental revenue, unrealized gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation, amortization of intangible assets, deferred financing costs, above-market lease assets and below-market lease liabilities. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data).

	Year Ended December 31,
Consolidated	2016	2015	2014
Net loss	$(200,824)	$(323,492)	$(1,010,912)
Dividends on non-convertible preferred stock	(71,892)	(71,892)	(71,094)
(Gain) loss on real estate assets and interest in joint venture, net	(55,722)	65,582	277,031
Depreciation and amortization of real estate assets	756,315	817,469	844,527
Impairment of real estate	182,820	91,755	100,547
Proportionate share of adjustments for unconsolidated entities	2,719	5,744	9,037
FFO attributable to common stockholders and limited partners	613,416	585,166	149,136
Acquisition related expenses	1,321	6,243	38,940
Litigation, merger and other non-routine costs, net of insurance recoveries	3,884	33,628	199,616
Impairment of intangible assets	120,931	213,339	309,444
Reserve for loan loss	—	15,300	—
Legal settlements	—	(1,250)	(63,206)
Gain on investment securities	—	(65)	(6,357)
Loss on derivative instruments, net	1,191	1,460	10,570
Amortization of premiums and discounts on debt and investments, net	(14,693)	(19,183)	(6,449)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	5,396	4,522	5,900
Net direct financing lease adjustments	2,264	2,037	1,595
Amortization and write-off of deferred financing costs	28,063	33,998	91,922
Amortization of management contracts	26,171	25,903	68,537
Deferred tax benefit (1)	(10,136)	(52,242)	(33,324)
Loss (gain) on extinguishment and forgiveness of debt, net	771	(4,812)	21,869
Straight-line rent, net of bad debt expense related to straight-line rent	(54,190)	(82,398)	(75,171)
Equity-based compensation	10,728	14,500	31,825
Other amortization and non-cash charges	5,296	3,840	2,727
Proportionate share of adjustments for unconsolidated entities	1,044	2,072	3,140
AFFO attributable to common stockholders and limited partners	$741,457	$782,058	$750,714

Weighted-average shares of common stock outstanding - basic	931,422,844	903,360,763	793,150,098
Effect of Limited Partner OP Units and dilutive securities(2)	24,626,646	26,013,303	44,502,144
Weighted-average shares of common stock outstanding - diluted (3)	956,049,490	929,374,066	837,652,242

AFFO attributable to common stockholders and limited partners per diluted share	$0.78	$0.84	$0.90
____________________________________

(1)	This adjustment represents the non-current portion of the benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the REI segment for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data).

	Year Ended December 31,
REI segment:	2016	2015	2014
Net loss	$(69,373)	$(136,095)	$(714,238)
Dividends on non-convertible preferred stock	(71,892)	(71,892)	(71,094)
(Gain) loss on real estate assets and interest in joint venture, net	(55,722)	65,582	277,031
Depreciation and amortization of real estate assets	756,315	817,469	844,527
Impairment of real estate	182,820	91,755	100,547
Proportionate share of adjustments for unconsolidated entities	2,719	5,744	9,037
FFO attributable to common stockholders and limited partners	744,867	772,563	445,810

Acquisition related expenses	1,257	5,649	35,578
Litigation, merger and other non-routine costs, net of insurance recoveries	3,884	33,628	197,647
Reserve for loan loss	—	15,300	—
Legal settlements	—	(1,250)	(63,206)
Gain on investment securities	—	(65)	(6,357)
Loss on derivative instruments, net	1,191	1,460	10,570
Amortization of premiums and discounts on debt and investments, net	(14,693)	(19,183)	(6,449)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	5,396	4,522	5,900
Net direct financing lease adjustments	2,264	2,037	1,595
Amortization and write-off of deferred financing costs	28,063	33,998	91,922
Loss (gain) on extinguishment and forgiveness of debt, net	771	(4,812)	21,869
Straight-line rent, net of bad debt expense related to straight-line rent	(54,190)	(82,398)	(75,171)
Equity-based compensation	5,448	5,672	22,304
Other amortization and non-cash charges	—	8	320
Proportionate share of adjustments for unconsolidated entities	1,044	2,072	3,140
AFFO attributable to common stockholders and limited partners	$725,302	$769,201	$685,472

Weighted-average shares of common stock outstanding - basic	931,422,844	903,360,763	793,150,098
Effect of Limited Partner OP Units and dilutive securities(1)	24,626,646	26,013,303	44,502,144
Weighted-average shares of common stock outstanding - diluted (2)	956,049,490	929,374,066	837,652,242

AFFO attributable to common stockholders and limited partners per diluted share	$0.76	$0.83	$0.82
____________________________________

(1)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(2)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the Cole Capital segment for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share data).

	Year Ended December 31,
Cole Capital segment:	2016	2015	2014
Net loss	$(131,451)	$(187,397)	$(296,674)
FFO attributable to common stockholders and limited partners	(131,451)	(187,397)	(296,674)

Acquisition related expenses	64	594	3,362
Litigation, merger and other non-routine costs, net of insurance recoveries	—	—	1,969
Impairment of intangible assets	120,931	213,339	309,444
Amortization of Management Contracts	26,171	25,903	68,537
Deferred tax benefit (1)	(10,136)	(52,242)	(33,324)
Equity-based compensation	5,280	8,828	9,521
Other amortization and non-cash charges	5,296	3,832	2,407
AFFO attributable to common stockholders and limited partners	$16,155	$12,857	$65,242

Weighted-average shares of common stock outstanding - basic	931,422,844	903,360,763	793,150,098
Effect of Limited Partner OP Units and dilutive securities(2)	24,626,646	26,013,303	44,502,144
Weighted-average shares of common stock outstanding - diluted (3)	956,049,490	929,374,066	837,652,242

AFFO attributable to common stockholders and limited partners per diluted share	$0.02	$0.01	$0.08
_________________________________

(1)	This adjustment represents the non-current portion of the benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal operating expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	fund capital expenditures, tenant improvements and leasing costs;

•	pay litigation costs and expenses; and

•	fund property acquisitions.

We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.

Universal Shelf Registration
In May 2016, VEREIT, Inc. and the OP filed a shelf registration statement with the SEC, which is effective for a term of three years. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include (i) common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares representing fractional interests in shares of preferred stock, (v) warrants to purchase debt securities, common stock, preferred stock, or depositary shares, and (vi) any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
2016 Bond Offering and $300.0 million 2016 Term Loan
On June 2, 2016, the Operating Partnership closed its senior note offering, consisting of (i) $0.4 billion aggregate principal amount of 4.125% Senior Notes due June 1, 2021 and (ii) $0.6 billion aggregate principal amount of 4.875% Senior Notes due June 1, 2026 and entered into the $300.0 million 2016 Term Loan, as defined in Note 11 – Debt. On July 5, 2016, the Company redeemed all of the $1.3 billion aggregate principal amount of our outstanding 2.000% Senior Notes due February 2017, plus accrued and unpaid interest thereon and the required make-whole premium.
Common Stock Offering
On August 10, 2016, VEREIT, Inc. issued 69.0 million shares of common stock in a public offering for net proceeds, after underwriting discounts and offering costs, of $702.5 million which were used to repay the entire $300.0 million 2016 Term Loan and in part to repay amounts under the Credit Facility.
Continuous Equity Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of December 31, 2016, no shares of common stock have been issued pursuant to the Program.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the year ended December 31, 2016, we disposed of 301 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $1.20 billion, of which our share was $1.14 billion, resulting in consolidated proceeds of $1.00 billion after disposition fees and debt assumptions. We expect to continue to explore opportunities to sell additional properties as we pay off outstanding debt and reduce our borrowings under the Credit Facility, which will reduce our overall leverage and provide us further financial flexibility.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
As of December 31, 2016, the Credit Facility allowed for maximum borrowings of $2.8 billion, consisting of a $0.5 billion term loan facility (the “Credit Facility Term Loan”) and a $2.3 billion revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. During the year ended December 31, 2016, the Company repaid all of the outstanding borrowings under its revolving credit facility. Additionally, the Company repaid $0.5 billion of the Credit Facility Term Loan, resulting in the write-off of unamortized deferred financing costs of $4.3 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. As discussed in Note 12 – Derivatives and Hedging Activities, in connection with the early repayment of a portion of the Credit Facility Term Loan, the Company terminated two of its interest rate swaps, resulting in the reclassification of $3.3 million in accumulated other comprehensive loss to earnings, which is included in loss on derivative instruments, net in the accompanying consolidated statements of operations. The remaining outstanding balance on the Credit Facility Term Loan of $0.5 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.25% at December 31, 2016. As of December 31, 2016, a maximum of $2.3 billion was available to the OP for future borrowings, subject to borrowing availability.

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
As of December 31, 2016, the maximum percentage of unencumbered asset value permitted to be attributable to restaurants was 30%.
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2016.

Corporate Bonds
Summary and Obligations
As of December 31, 2016, the OP had $2.25 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our existing Senior Notes during the year ended December 31, 2016. The covenants of our new Senior Notes are materially the same as our existing Senior Notes. As of December 31, 2016, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
On July 29, 2013, the Company issued $300.0 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million aggregate principal amount of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes by reopening the indenture governing the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes and, together with the 2018 Convertible Notes, the “Convertible Notes”). The 2018 Convertible Notes have a weighted average interest rate of 3.00%, a conversion rate of 60.5997 and mature on August 1, 2018 and the 2020 Convertible Notes have a weighted average interest rate of 3.75%, a conversion rate of 66.7249 and mature on December 15, 2020. The Convertible Notes are convertible into cash or shares of the Company’s Common Stock at the Company’s option. There were no changes to the terms of our Convertible Notes during the year ended December 31, 2016.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of December 31, 2016, we had non-recourse mortgage indebtedness of $2.6 billion, which was collateralized by 619 properties, reflecting a decrease from December 31, 2015 of $409.9 million derived primarily from our disposition activity during the year ended December 31, 2016. Our mortgage indebtedness bore interest at the weighted-average rate of 4.95% per annum and had a weighted-average maturity of 4.6 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
On December 30, 2016, the Company received a notice of default from the lender of a non-recourse loan secured by 16 properties, which had an outstanding balance of $11.6 million on the notice date, due to the Company’s non-repayment of the respective loan balance at maturity. The Company and the lender are assessing options in relation to the default.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan secured by two properties, which had an outstanding balance of $38.1 million on the notice date, due to the Company’s election not to make a reserve payment required per the loan agreement. The foreclosure sale of the first property securing the loan occurred during the three months ended June 30, 2016. As the loan was outstanding upon the foreclosure of the first property, the Company recorded a loss of $3.4 million in gain (loss) on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations for the year ended December 31, 2016. The foreclosure proceedings on the second property that secured the loan were completed during the three months ended September 30, 2016. As a result of the foreclosure sale and deed transfer of both properties securing the loan, the Company recognized a gain on forgiveness of debt of $19.1 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.

Restrictions on Loan Covenants
The payment terms of our loan obligations vary. In general, only interest amounts are payable monthly with all unpaid principal and interest due at maturity. Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. Each loan that has these requirements has specific ratio thresholds that must be met. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2016, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements, except for the loans in default as described above and in “Note 11 – Debt” to our consolidated financial statements.
Other Debt
As of December 31, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $20.9 million and remaining unamortized premium of $0.1 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to December 31, 2016 are $7.7 million and $13.2 million for the years ended 2017 and 2018, respectively.
Dividends
On November 1, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2016 to stockholders of record as of December 30, 2016, which was paid on January 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 16 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of December 31, 2016, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt (1)	$2,650,896	$294,774	$452,073	$665,333	$1,238,716
Interest payments - mortgage notes and other debt (1) (2) (3)	582,710	124,443	207,956	157,006	93,305
Principal payments - Credit Facility	500,000	—	500,000	—	—
Interest payments - Credit Facility (2) (3)	24,601	16,459	8,142	—	—
Principal payments - corporate bonds	2,250,000	—	750,000	400,000	1,100,000
Interest payments - corporate bonds	558,737	91,250	162,188	127,875	177,424
Principal payments - convertible debt	1,000,000	—	597,500	402,500	—
Interest payments - convertible debt	88,086	33,019	40,644	14,423	—
Operating and ground lease commitments	310,977	18,774	36,943	34,845	220,415
Build-to-suit commitments	201	201	—	—	—
Total	$7,966,208	$578,920	$2,755,446	$1,801,982	$2,829,860
____________________________________

(1)
For loans in maturity default, discussed in Note 11 – Debt and Note 22 – Subsequent Events, the payment obligations for future periods are based on an estimated extension of maturity during the first quarter of 2017.

(2)
As of December 31, 2016, we had $242.2 million of variable rate mortgage notes and $0.5 billion of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)	Interest payments due in future periods on the $11.3 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.

Cash Flow Analysis for the year ended December 31, 2016
Operating Activities – During the year ended December 31, 2016, net cash provided by operating activities decreased $66.5 million to $800.5 million from $867.0 million during the same period in 2015. The decrease was primarily due to a decrease in rental receipts related to the disposition of 529 consolidated properties subsequent to January 1, 2015. This decrease was partially offset by a decrease in interest payments and payments related to the Audit Committee Investigation and related litigation, net of insurance recoveries.
Investing Activities – Net cash provided by investing activities for the year ended December 31, 2016 decreased $42.4 million to $890.2 million from $932.6 million during the same period in 2015. The decrease was primarily related to an increase in investments in real estate assets of $63.9 million, an investment in an unconsolidated joint venture of $25.8 million during 2016 and a decrease in uses and refunds of deposits for real estate assets of $35.4 million. These decreases were partially offset by a decrease in real estate development payments of $40.3 million and the receipt of $50.0 million on the Affiliate Lines of Credit, as compared to $10.0 million in 2015.
Financing Activities – Net cash used in financing activities of $1.5 billion decreased $643.8 million during the year ended December 31, 2016 from $2.1 billion during the same period in 2015. The decrease was primarily due to the 2016 common stock offering offering resulting in net proceeds, after underwriting discounts and offering costs, of $702.5 million and an increase in proceeds from debt, net of repayments, of $305.6 million, which were partially offset by an increase in distributions paid of $345.0 million.
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
Cash Flow Analysis for the year ended December 31, 2014
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
Investing Activities – Net cash used in investing activities for the year ended December 31, 2014 was $2.6 billion, primarily related to the total cash consideration of $756.2 million for the merger of American Realty Capital Trust IV, Inc. with and into a subsidiary of the OP (the “ARCT IV Merger”), the merger of Cole with and into a wholly owned subsidiary of the Company (the “Cole Merger”) and the merger of CCPT with and into a direct subsidiary of the General Partner (the “CCPT Merger”) and $3.5 billion in the acquisition of 1,107 properties. The net cash used in investing activities was partially offset by the proceeds from the sale of properties of $1.6 billion, combined with the proceeds from the sale of investment securities of $159.8 million.
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
The Company conducts substantially all of its Cole Capital segment business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, Puerto Rico and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Related Party Transactions and Agreements
In the past, we entered into certain agreements and paid certain fees or reimbursements to the Former Manager and its affiliates. As of December 31, 2014, as a result of the departure of certain executive officers (one of whom was a director) in the fourth quarter of 2014, the Former Manager and its affiliates were no longer affiliated with us. Accordingly, there have been no related party transactions to report during the years ended December 31, 2016 and 2015 aside from those with the Cole REITs, as further described below.
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
Interest Rate Risk
As of December 31, 2016, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $6.5 billion and $6.4 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $231.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $230.6 million.
As of December 31, 2016, our debt included variable-rate debt with a fair value and carrying value each of $11.3 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2016 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.1 million annually. See “Note 11 – Debt” to our consolidated financial statements.
As of December 31, 2016, our interest rate swaps had a fair value that resulted in assets of $0.2 million and a liability of $3.5 million. See “Note 12 – Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
VEREIT, Inc.
Phoenix, AZ

We have audited the internal control over financial reporting of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Phoenix, AZ
February 22, 2017

Item 9B. Other Information.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

Amendment to Employment Letter with William C. Miller

Effective February 22, 2017, the Company amended (the “Miller Amendment”) the Employment Letter effective as of February 23, 2016 with William C. Miller (the “Miller Employment Agreement”). Pursuant to the Miller Amendment, the provision in the Miller Employment Agreement regarding a sales management bonus is deleted, and instead, Mr. Miller is eligible to receive a sales management bonus equal to 17 basis points on all capital raised by the Cole REITs sponsored by Cole Capital (excluding capital raised pursuant to each such REIT’s distribution reinvestment plan) but only after the total capital raise for the applicable year exceeds $200 million and only on the amount of capital raised above the $200 million threshold, up to a maximum threshold of $550 million. Except as noted herein, all other provisions of the Miller Employment Agreement remain unchanged.

The foregoing description of the Miller Amendment does not purport to be complete and is qualified in its entirety by reference to such amendment a copy of which is attached to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein at pages F-1 through F-84.
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts is included herein on page F-85.
Schedule III - Real Estate and Accumulated Depreciation is included herein on pages F-86 through F-214.
Schedule IV - Mortgage Loans Held for Investment is included herein on page F-215.
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Agreement and Plan of Merger by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Tiger Acquisition LLC, American Realty Capital Trust III, Inc. and American Realty Capital Operating Partnership III, L.P., dated as of December 14, 2012 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 17, 2012).

2.2
Agreement and Plan of Merger, by and among, VEREIT, Inc., VEREIT Operating Partnership, L.P., Safari Acquisition, LLC, CapLease, Inc., CapLease, LP and CLF OP General Partner LLC, dated as of May 28, 2013 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on May 28, 2013).

2.3
Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and VEREIT Operating Partnership, L.P., as Purchaser, dated May 31, 2013 (Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A (File No. 001-35263), filed with the SEC on June 7, 2013).

2.4
Agreement and Plan of Merger, dated as of July 1, 2013, among VEREIT, Inc., American Realty Capital Trust IV, Inc., Thunder Acquisition, LLC, VEREIT Operating Partnership, L.P. and American Realty Capital Operating Partnership IV, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on July 2, 2013).

2.4.1
Amendment dated as of October 6, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P. (Incorporated by reference to the Company’s First Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 7, 2013).

2.4.2
Second Amendment dated as of October 11, 2013 to the Agreement and Plan of Merger, dated as of July 1, 2013, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Thunder Acquisition, LLC, American Realty Capital Trust IV, Inc. and American Realty Capital Operating Partnership IV, L.P. (Incorporated by reference as Annex E to the Company’s Final Prospectus filed Pursuant to Rule 424(b)(3) (Registration No. 333-190056), filed with the SEC on December 4, 2013).

2.5
Equity Interest Purchase Agreement by and between Inland American Real Estate Trust, Inc. and AR Capital, LLC, dated as of August 8, 2013 (Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A (File No. 001-35263), filed with the SEC on September 25, 2013).

2.6
Purchase and Sale Agreement by and among ARC PADRBPA001, LLC and AR Capital, LLC and the sellers described on schedules thereto, dated as of July 24, 2013 (Incorporated by reference to the Company’s Second Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 7, 2013).

2.7
Agreement and Plan of Merger, dated as of October 22, 2013, by and among VEREIT, Inc., Cole Real Estate Investments, Inc. and Clark Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 23, 2013).

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

Exhibit No.	Description
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

4.12	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
10.1
Equity Plan, effective September 5, 2011 of VEREIT, Inc. (Incorporated by reference to the Company's Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed with the SEC on June 13, 2011).

10.2
First Amendment to VEREIT, Inc.’s Equity Plan, effective November 12, 2012 (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

10.3
Second Amendment to VEREIT, Inc.’s Equity Plan, effective February 28, 2013 (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

10.4	Director Stock Plan of VEREIT, Inc. (Incorporated by reference to the Company's Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed with the SEC on June 13, 2011).

Exhibit No.	Description
10.5
Asset Purchase and Sale Agreement, dated as of July 1, 2013, between VEREIT Operating Partnership, L.P. and American Realty Capital Advisors IV, LLC (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on July 2, 2013).

10.6
Contribution and Exchange Agreement, dated as of January 3, 2014, among VEREIT Operating Partnership, L.P., American Realty Capital Trust IV Special Limited Partner, LLC, AREP and ARCT IV Operating Partnership (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on January 3, 2014).

10.7
Asset Purchase and Sale Agreement, entered into as of January 8, 2014, by and among VEREIT Operating Partnership, L.P. and ARC Properties Advisors, LLC (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2013 filed with the SEC on February 27, 2014).

10.8
Assignment and Assumption Agreement, dated January 8, 2014, by and between AR Capital, LLC and VEREIT, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2013 filed with the SEC on February 27, 2014).

10.9
Agreement of Purchase and Sale, dated as of June 11, 2014, among certain subsidiaries of VEREIT, Inc. party thereto and BRE DDR Retail Holdings III LLC (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2014 filed with the SEC on July 29, 2014).

10.10
Amended and Restated Credit Agreement, dated as of June 30, 2014, among VEREIT Operating Partnership, L.P., VEREIT, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2014 filed with the SEC on July 29, 2014).

10.11
Second Amendment to Credit Agreement, entered into among VEREIT Operating Partnership, L.P., VEREIT, Inc., the lenders party thereto and Wells Fargo Bank, National Association, dated July 31, 2015 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.12
First Amendment to Agreement of Purchase and Sale, dated as of July 18, 2014, among certain subsidiaries of VEREIT, Inc. party thereto and BRE DDR Retail Holdings III LLC (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2014 filed with the SEC on July 29, 2014).

10.13
Equity Purchase Agreement by and between VEREIT Operating Partnership, L.P. and RCS Capital Corporation, dated as of September 30, 2014 (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 30, 2014 filed with the SEC on March 2, 2015).

10.14
Employment Agreement, dated as of January 9, 2015, by and between VEREIT, Inc. and Michael Sodo (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on January 15, 2015).

10.15
Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).

10.16
Form of Indemnification Agreement (Incorporated by reference to the Company’s Pre-effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on June 13, 2011).

10.17	Form of Indemnification Agreement (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).
10.18
Amended and Restated Employment Letter, dated as of May 11, 2015, by and between VEREIT, Inc. and Gavin Brandon (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.19
Amended and Restated Employee Confidentiality and Non-Competition Agreement, dated May 11, 2015, executed by Gavin Brandon (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.20
Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.21
Amendment effective February 23, 2016, to Employment Agreement between VEREIT, Inc. and Lauren Goldberg, as of May 26, 2015 (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.22
Separation Agreement and General Release, dated June 10, 2015, by and between VEREIT, Inc., Equity Fund Advisors, Inc. and Michael T. Ezzell (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.23
Form of Deferred Stock Unit Award Agreement to be entered into with Non-Executive Directors pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.24
Form of 2015 Time-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.25
Form of 2015 Performance-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

Exhibit No.	Description
10.26
Separation Agreement, dated as of October 1, 2015, by and between VEREIT, Inc. and Michael J. Sodo (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2015 filed with the SEC on November 5, 2015).

10.27
Employment Letter and Confidentiality and Non-Competition Agreement, effective as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2015 filed with the SEC on November 5, 2015).

10.28
Form of 2016 Time-Based Restricted Stock Unit Award Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.29
Form of 2016 Performance-Based Restricted Stock Unit Award Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.30
Form of 2016 Time-Based Restricted Stock Unit Award Agreement to be entered into with other employees pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.31
Form of 2016 Performance-Based Restricted Stock Unit Award Agreement to be entered into with other employees pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.32
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.33
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.34
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and William C. Miller (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.35*	Amendment effective February 22, 2017, to the Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and William C. Miller.
10.36
Credit Agreement, dated as of June 2, 2016, among VEREIT Operating Partnership, L.P., VEREIT, Inc. the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).

12.1*	VEREIT Inc. Consolidated Ratio of Earnings to Fixed Charges
12.2*	VEREIT Operating Partnership, L.P. Consolidated Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
23.3*	Consent of Grant Thornton LLP.
23.4*	Consent of Grant Thornton LLP.
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary.
Not Applicable

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
Dated: February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Capacity *	Date

/s/ Glenn J. Rufrano	Chief Executive Officer	February 22, 2017
Glenn J. Rufrano	(Principal Executive Officer and Director)

/s/ Michael J. Bartolotta	Executive Vice President and Chief Financial Officer	February 22, 2017
Michael J. Bartolotta	(Principal Financial Officer)

/s/ Gavin B. Brandon	Senior Vice President and Chief Accounting Officer	February 22, 2017
Gavin B. Brandon	(Principal Accounting Officer)

/s/ Bruce D. Frank	Director	February 22, 2017
Bruce D. Frank

/s/ Hugh R. Frater	Director, Non-Executive Chairman	February 22, 2017
Hugh R. Frater

/s/ David B. Henry	Director	February 22, 2017
David B. Henry

/s/ Mark S. Ordan	Director	February 22, 2017
Mark S. Ordan

/s/ Eugene A. Pinover	Director	February 22, 2017
Eugene A. Pinover

/s/ Julie G. Richardson	Director	February 22, 2017
Julie G. Richardson
_________________________________

*	Each person is signing in his or her capacity as an officer and/or director of VEREIT, Inc., which is the sole general partner of VEREIT Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VEREIT, Inc.
Phoenix, AZ

We have audited the accompanying consolidated balance sheets of VEREIT, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
VEREIT Operating Partnership, L.P.
Phoenix, AZ

We have audited the accompanying consolidated balance sheets of VEREIT Operating Partnership, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VEREIT Operating Partnership, L.P and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
VEREIT, Inc.

We have audited the consolidated balance sheet of VEREIT, Inc. (a Maryland corporation) and subsidiaries (formerly American Realty Capital Properties, Inc.) (the “Company”) as of  December 31, 2014 (not presented herein), and the related statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended. Our audit of these consolidated financial statements included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VEREIT, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 30, 2015, except for Note 2 in the previously filed 2015 financial statements, which is not presented herein regarding the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), as to which the date is February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of General Partner and Limited Partners
VEREIT Operating Partnership, L.P. and subsidiaries

We have audited the consolidated balance sheet of VEREIT Operating Partnership, L.P. (a Delaware partnership) and subsidiaries (formerly ARC Properties Operating Partnership, L.P.) (collectively the “Operating Partnership”) as of December 31, 2014 (not presented herein), and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year then ended. Our audit of these consolidated financial statements included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VEREIT Operating Partnership, L.P. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Phoenix, Arizona
March 30, 2015, except for Note 2 in the previously filed 2015 financial statements, which is not presented herein regarding the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), as to which the date is February 23, 2016

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$2,895,625	$3,120,653
Buildings, fixtures and improvements	10,644,296	11,445,690
Intangible lease assets	2,044,521	2,218,378
Total real estate investments, at cost	15,584,442	16,784,721
Less: accumulated depreciation and amortization	2,331,643	1,778,597
Total real estate investments, net	13,252,799	15,006,124
Investment in unconsolidated entities	46,077	56,824
Investment in direct financing leases, net	39,455	46,312
Investment securities, at fair value	47,215	53,304
Mortgage notes receivable, net	22,764	24,238
Cash and cash equivalents	256,452	69,103
Restricted cash	45,018	59,767
Intangible assets, net	24,609	50,779
Rent and tenant receivables and other assets, net	330,705	303,637
Goodwill	1,462,203	1,656,374
Due from affiliates	21,349	60,633
Real estate assets held for sale, net	38,928	18,771
Total assets	$15,587,574	$17,405,866

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,671,106	$3,111,985
Corporate bonds, net	2,226,224	2,536,333
Convertible debt, net	973,340	962,894
Credit facility, net	496,578	1,448,590
Below-market lease liabilities, net	224,023	251,692
Accounts payable and accrued expenses	146,137	151,877
Deferred rent, derivative and other liabilities	68,039	87,490
Distributions payable	162,578	140,816
Due to affiliates	16	230
Total liabilities	6,968,041	8,691,907
Commitments and contingencies (Note 15)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of December 31, 2016 and December 31, 2015	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 974,146,650 and 904,884,394 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	9,741	9,049
Additional paid-in-capital	12,640,171	11,931,768
Accumulated other comprehensive loss	(2,556)	(2,025)
Accumulated deficit	(4,200,423)	(3,415,233)
Total stockholders’ equity	8,447,361	8,523,987
Non-controlling interests	172,172	189,972
Total equity	8,619,533	8,713,959
Total liabilities and equity	$15,587,574	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$1,227,937	$1,339,787	$1,271,574
Direct financing lease income	2,055	2,720	3,603
Operating expense reimbursements	105,455	98,628	100,522
Cole Capital revenue	119,376	114,882	203,558
Total revenues	1,454,823	1,556,017	1,579,257
Operating expenses:
Cole Capital reallowed fees and commissions	23,174	16,195	66,228
Acquisition related (1)	1,321	6,243	38,940
Litigation, merger and other non-routine costs, net of insurance recoveries (2)	3,884	33,628	199,616
Property operating	144,428	130,855	137,741
Management fees to affiliates	—	—	13,888
General and administrative (3)	136,608	149,066	167,428
Depreciation and amortization	788,186	847,611	916,003
Impairments	303,751	305,094	409,991
Total operating expenses	1,401,352	1,488,692	1,949,835
Operating income (loss)	53,471	67,325	(370,578)
Other (expense) income:
Interest expense	(317,376)	(358,392)	(452,648)
(Loss) gain on extinguishment and forgiveness of debt, net	(771)	4,812	(21,869)
Other income, net	6,035	6,439	88,596
Reserve for loan loss	—	(15,300)	—
Equity in income (loss) and gain on disposition of unconsolidated entities	9,783	9,092	(76)
Loss on derivative instruments, net	(1,191)	(1,460)	(10,570)
Total other expenses, net	(303,520)	(354,809)	(396,567)
Loss before taxes and real estate dispositions	(250,049)	(287,484)	(767,145)
Gain (loss) on disposition of real estate and held for sale assets, net	45,524	(72,311)	(277,031)
Loss before taxes	(204,525)	(359,795)	(1,044,176)
Benefit from income taxes	3,701	36,303	33,264
Net loss	(200,824)	(323,492)	(1,010,912)
Net loss attributable to non-controlling interests (4)	4,961	7,139	33,727
Net loss attributable to the General Partner	$(195,863)	$(316,353)	$(977,185)

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.43)	$(1.36)
Distributions declared per common share	$0.55	$0.28	$1.03
_______________________________________________

(1)
Includes $1.7 million of expenses paid to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2016 and 2015.

(2)
Includes $137.8 million of expenses paid to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2016 and 2015.

(3)
Includes $16.1 million of expenses paid to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2016 and 2015.

(4)	Represents net loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(200,824)	$(323,492)	$(1,010,912)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(7,685)	(15,694)	(16,448)
Reclassification of previous unrealized loss on interest rate derivatives into net loss	9,397	11,706	9,446
Unrealized (loss) gain on investment securities, net	(2,271)	(997)	9,716
Reclassification of previous unrealized loss (gain) on investment securities into net loss as other income, net	—	110	(7,652)
Total other comprehensive loss	(559)	(4,875)	(4,938)

Total comprehensive loss	(201,383)	(328,367)	(1,015,850)
Comprehensive loss attributable to non-controlling interests (1)	4,989	7,261	33,727
Total comprehensive loss attributable to the General Partner	$(196,394)	$(321,106)	$(982,123)
_______________________________________________

(1)	Represents loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2014	42,199,547	$422	239,234,725	$2,392	$2,940,907	$7,666	$(877,957)	$2,073,430	$155,798	$2,229,228
Issuance of common stock, net (1)	—	—	662,305,318	6,623	8,923,640	—	—	8,930,263	—	8,930,263
Conversion of Common OP Units to common stock	—	—	1,108,351	11	16,035	—	—	16,046	(16,046)	—
Conversion of Preferred OP Units to Series F Preferred Stock	634,591	6	—	—	12,671	—	—	12,677	(12,677)	—
Repurchases of common stock to settle tax obligation	—	—	(551,664)	(5)	(7,685)	—	—	(7,690)	—	(7,690)
Equity-based compensation, net	—	—	3,433,701	34	30,227	—	—	30,261	1,600	31,861
Excess tax benefit	—	—	—	—	4,458	—	—	4,458	—	4,458
Distributions declared on common stock	—	—	—	—	—	—	(819,377)	(819,377)	—	(819,377)
Issuance of OP Units	—	—	—	—	—	—	—	—	152,484	152,484
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(36,318)	(36,318)
Distributions to participating securities	—	—	—	—	—	—	(5,335)	(5,335)	—	(5,335)
Distributions to preferred shareholders	—	—	—	—	—	—	(98,722)	(98,722)	—	(98,722)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	24,766	24,766
Redemption of OP Units	—	—	—	—	—	—	—	—	(8,420)	(8,420)
Net loss	—	—	—	—	—	—	(977,185)	(977,185)	(33,727)	(1,010,912)
Other comprehensive loss	—	—	—	—	—	(4,938)	—	(4,938)	—	(4,938)
Balance, December 31, 2014	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(268,414)	(2)	(2,225)	—	—	(2,227)	—	(2,227)
Equity-based compensation, net	—	—	(377,623)	(4)	14,504	—	—	14,500	—	14,500
Tax shortfall from equity-based compensation	—	—	—	—	(764)	—	—	(764)	—	(764)
Distributions declared on common stock	—	—	—	—	—	—	(248,476)	(248,476)	—	(248,476)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(45,594)	(45,594)
Distributions to participating securities	—	—	—	—	—	—	(410)	(410)	—	(410)
Distributions to preferred shareholders	—	—	—	—	—	—	(71,418)	(71,418)	(474)	(71,892)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	14,859	14,859
Net loss	—	—	—	—	—	—	(316,353)	(316,353)	(7,139)	(323,492)
Other comprehensive loss	—	—	—	—	—	(4,753)	—	(4,753)	(122)	(4,875)
Balance, December 31, 2015	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Issuance of common stock, net	—	—	69,000,000	690	701,786	—	—	702,476	—	702,476
Conversion of OP Units to common stock	—	—	15,450	—	159	—	—	159	(159)	—
Repurchases of common stock to settle tax obligation	—	—	(481,261)	(5)	(4,647)	—	—	(4,652)	—	(4,652)
Equity-based compensation, net	—	—	728,067	7	10,721	—	—	10,728	—	10,728
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Distributions declared on common stock	—	$—	—	$—	$—	$—	$(516,703)	$(516,703)	$—	$(516,703)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,183)	(13,183)
Distributions to participating securities	—	—	—	—	—	—	(492)	(492)	—	(492)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Cumulative-effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(195,863)	(195,863)	(4,961)	(200,824)
Other comprehensive loss	—	—	—	—	—	(531)	—	(531)	(28)	(559)
Balance, December 31, 2016	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
_______________________________________________

(1)
Includes $2.2 million issued to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such amounts were issued to affiliates of the Former Manager during the years ended December 31, 2016 and 2015.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(200,824)	$(323,492)	$(1,010,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	—	—	92,884
Depreciation and amortization	806,548	866,549	1,007,164
(Gain) loss on real estate assets and joint venture, net	(55,722)	65,582	277,031
Impairments	303,751	305,094	409,991
Reserve for loan loss	—	15,300	—
Equity-based compensation	10,728	14,500	31,861
Equity in income of unconsolidated entities	415	(2,361)	77
Distributions from unconsolidated entities	4,013	11,352	8,335
Loss on derivative instruments	1,191	1,460	10,570
(Gain) on investment securities	—	(65)	(6,357)
Loss (gain) on extinguishment and forgiveness of debt, net	771	(4,812)	(14,012)
Note receivable issued in legal settlement	—	—	(15,300)
Changes in assets and liabilities:
Investment in direct financing leases	3,976	2,035	1,597
Rent and tenant receivables and other assets, net	(52,626)	(62,356)	(97,125)
Due from affiliates	(416)	25,489	(32,821)
Accounts payable and accrued expenses	(3,323)	(999)	(16,279)
Deferred rent, derivative and other liabilities	(17,740)	(45,934)	(99,930)
Due to affiliates	(214)	(329)	(43,887)
Net cash provided by operating activities	800,528	867,013	502,887
Cash flows from investing activities:
Investments in real estate assets	(100,194)	(36,319)	(3,539,906)
Acquisition of real estate businesses, net of cash acquired	—	—	(756,232)
Capital expenditures and leasing costs	(16,568)	(18,569)	(34,687)
Real estate developments	(17,411)	(57,682)	(72,515)
Principal repayments received from borrowers	5,417	6,921	77,614
Investments in unconsolidated entities	(25,777)	—	(2,500)
Proceeds from disposition of real estate and joint ventures	1,000,700	1,009,107	1,598,767
Investment in leasehold improvements and other assets	(2,259)	(1,911)	(11,890)
Proceeds from sale of investments and other assets	—	392	159,752
Deposits for real estate assets	(17,856)	(16,542)	(265,372)
Uses and refunds of deposits for real estate assets	13,305	48,702	347,971
Line of credit advances to affiliates	(10,300)	(10,000)	(125,000)
Line of credit repayments from affiliates	50,000	10,000	81,100
Investment in mortgage notes receivable	—	—	(2,952)
Change in restricted cash	11,136	(1,504)	(8,606)
Net cash provided by (used in) investing activities	890,193	932,595	(2,554,456)
Cash flows from financing activities:
Proceeds from mortgage notes payable	3,112	1,445	1,010,219
Payments on mortgage notes payable and other debt, including extinguishment costs	(333,409)	(184,504)	(1,255,506)
Proceeds from credit facility	1,033,000	60,000	5,824,000
Payments on credit facility	(1,993,000)	(1,784,000)	(5,918,800)
Proceeds from corporate bonds	1,000,000	—	2,545,760
Payments on corporate bonds, including extinguishment costs	(1,311,203)	—	—
Payments of deferred financing costs	(19,872)	(2,436)	(116,373)
Proceeds from 2016 Term Loan	300,000	—	—
Repayment of 2016 Term Loan	(300,000)	—	—
Redemption of Series D Preferred Stock	—	—	(316,126)
Repurchases of common stock to settle tax obligations	(4,652)	(2,227)	(7,690)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	702,765	—	1,656,000
Payments of equity issuance costs	(280)	—	(60,955)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Contributions from non-controlling interest holders	675	—	982
Distributions paid	(580,508)	(235,494)	(950,414)
Windfall tax benefits related to equity-based compensation	—	—	4,458
Net cash (used in) provided by financing activities	(1,503,372)	(2,147,216)	2,415,555
Net change in cash and cash equivalents	187,349	(347,608)	363,986
Cash and cash equivalents, beginning of period	69,103	416,711	52,725
Cash and cash equivalents, end of period	$256,452	$69,103	$416,711

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate investments, at cost:
Land	$2,895,625	$3,120,653
Buildings, fixtures and improvements	10,644,296	11,445,690
Intangible lease assets	2,044,521	2,218,378
Total real estate investments, at cost	15,584,442	16,784,721
Less: accumulated depreciation and amortization	2,331,643	1,778,597
Total real estate investments, net	13,252,799	15,006,124
Investment in unconsolidated entities	46,077	56,824
Investment in direct financing leases, net	39,455	46,312
Investment securities, at fair value	47,215	53,304
Mortgage notes receivable, net	22,764	24,238
Cash and cash equivalents	256,452	69,103
Restricted cash	45,018	59,767
Intangible assets, net	24,609	50,779
Rent and tenant receivables and other assets, net	330,705	303,637
Goodwill	1,462,203	1,656,374
Due from affiliates	21,349	60,633
Real estate assets held for sale, net	38,928	18,771
Total assets	$15,587,574	$17,405,866

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,671,106	$3,111,985
Corporate bonds, net	2,226,224	2,536,333
Convertible debt, net	973,340	962,894
Credit facility, net	496,578	1,448,590
Below-market lease liabilities, net	224,023	251,692
Accounts payable and accrued expenses	146,137	151,877
Deferred rent, derivative and other liabilities	68,039	87,490
Distributions payable	162,578	140,816
Due to affiliates	16	230
Total liabilities	6,968,041	8,691,907
Commitments and contingencies (Note 15)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of December 31, 2016 and December 31, 2015	853,821	925,569
General Partner's common equity, 974,146,650 and 904,884,394 General Partner OP Units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	7,593,540	7,598,418
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of December 31, 2016 and December 31, 2015	3,171	3,315
Limited Partner's common equity, 23,748,347 and 23,763,797 Limited Partner OP Units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	166,598	184,800
Total partners’ equity	8,617,130	8,712,102
Non-controlling interests	2,403	1,857
Total equity	8,619,533	8,713,959
Total liabilities and equity	$15,587,574	$17,405,866

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$1,227,937	$1,339,787	$1,271,574
Direct financing lease income	2,055	2,720	3,603
Operating expense reimbursements	105,455	98,628	100,522
Cole Capital revenue	119,376	114,882	203,558
Total revenues	1,454,823	1,556,017	1,579,257
Operating expenses:
Cole Capital reallowed fees and commissions	23,174	16,195	66,228
Acquisition related (1)	1,321	6,243	38,940
Litigation, merger and other non-routine costs, net of insurance recoveries (2)	3,884	33,628	199,616
Property operating	144,428	130,855	137,741
Management fees to affiliates	—	—	13,888
General and administrative (3)	136,608	149,066	167,428
Depreciation and amortization	788,186	847,611	916,003
Impairments	303,751	305,094	409,991
Total operating expenses	1,401,352	1,488,692	1,949,835
Operating income (loss)	53,471	67,325	(370,578)
Other (expense) income:
Interest expense	(317,376)	(358,392)	(452,648)
(Loss) gain on extinguishment and forgiveness of debt, net	(771)	4,812	(21,869)
Other income, net	6,035	6,439	88,596
Reserve for loan loss	—	(15,300)	—
Equity in income (loss) and gain on disposition of unconsolidated entities	9,783	9,092	(76)
Loss on derivative instruments, net	(1,191)	(1,460)	(10,570)
Total other expenses, net	(303,520)	(354,809)	(396,567)
Loss before taxes and real estate dispositions	(250,049)	(287,484)	(767,145)
Gain (loss) on disposition of real estate and held for sale assets, net	45,524	(72,311)	(277,031)
Loss before taxes	(204,525)	(359,795)	(1,044,176)
Benefit from income taxes	3,701	36,303	33,264
Net loss	(200,824)	(323,492)	(1,010,912)
Net loss (income) attributable to non-controlling interests (4)	14	(1,274)	154
Net loss attributable to the OP	$(200,810)	$(324,766)	$(1,010,758)

Basic and diluted net loss per unit attributable to common unitholders	$(0.29)	$(0.43)	$(1.36)
Distributions declared per common unit	$0.55	$0.28	$1.03
_______________________________________________

(1)
Includes $1.7 million of expenses paid to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2016 and 2015.

(2)
Includes $137.8 million of expenses paid to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2016 and 2015.

(3)
Includes $16.1 million of expenses paid to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2016 and 2015.

(4)	Represents loss (income) attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(200,824)	$(323,492)	(1,010,912)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(7,685)	(15,694)	(16,448)
Reclassification of previous unrealized loss on interest rate derivatives into net loss	9,397	11,706	9,446
Unrealized (loss) gain on investment securities, net	(2,271)	(997)	9,716
Reclassification of previous unrealized loss (gain) on investment securities into net loss as other income, net	—	110	(7,652)
Total other comprehensive loss	(559)	(4,875)	(4,938)

Total comprehensive loss	(201,383)	(328,367)	(1,015,850)
Comprehensive loss (income) attributable to non-controlling interests (1)	14	(1,274)	154
Total comprehensive loss attributable to the OP	$(201,369)	$(329,641)	$(1,015,696)
_______________________________________________

(1)	Represents loss (income) attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2014	42,199,547	$1,054,989	721,465	$16,466	239,234,725	$1,018,123	17,832,274	$139,083	$2,228,661	$567	$2,229,228
Issuance of Common OP Units, net (1)	—	—	—	—	662,305,318	8,930,263	7,956,297	152,484	9,082,747	—	9,082,747
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	1,108,351	16,046	(1,108,351)	(16,046)	—	—	—
Conversion of Limited Partners' Preferred OP Units to General Partner's Preferred OP Units	634,591	12,677	(634,591)	(12,677)	—	—	—	—	—	—	—
Repurchases of Common OP Units to settle tax obligation	—	—	—	—	(551,664)	(7,690)	—	—	(7,690)	—	(7,690)
Equity-based compensation, net	—	—	—	—	3,433,701	30,261	—	1,600	31,861	—	31,861
Excess tax benefit	—	—	—	—	—	4,458	—	—	4,458	—	4,458
Distributions to Common OP Units, LTIPs and non-controlling interests	—	—	—	—	—	(824,712)	—	(33,856)	(858,568)	(2,462)	(861,030)
Distributions to Preferred OP Units	—	(70,679)	—	(414)	—	(27,629)	—	—	(98,722)	—	(98,722)
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	982	982
Non-controlling interests retained in Cole Merger	—	—	—	—	—	—	—	—	—	24,766	24,766
Redemption of OP Units	—	—	—	—	—	—	(916,423)	(8,420)	(8,420)	—	(8,420)
Net loss	—	—	—	—	—	(977,185)	—	(33,573)	(1,010,758)	(154)	(1,010,912)
Other comprehensive loss	—	—	—	—	—	(4,768)	—	(170)	(4,938)	—	(4,938)
Balance, December 31, 2014	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of Common OP Units to settle tax obligation	—	—	—	—	(268,414)	(2,227)	—	—	(2,227)	—	(2,227)
Equity-based compensation, net	—	—	—	—	(377,623)	14,500	—	—	14,500	—	14,500
Tax shortfall from equity-based compensation	—	—	—	—	—	(764)	—	—	(764)	—	(764)
Distributions to Common OP Units and non-controlling interests	—	—	—	—	—	(249,300)	—	(7,619)	(256,919)	(37,975)	(294,894)
Distributions to Preferred OP Units	—	(71,418)	—	(60)	—	—	—	—	(71,478)	—	(71,478)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	14,859	14,859
Net (loss) income	—	—	—	—	—	(316,353)	—	(8,413)	(324,766)	1,274	(323,492)
Other comprehensive loss	—	—	—	—	—	(4,605)	—	(270)	(4,875)	—	(4,875)
Balance, December 31, 2015	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Issuance of Common OP Units, net	—	—	—	—	69,000,000	702,476	—	—	702,476	—	702,476
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	15,450	159	(15,450)	(159)	—	—	—
Repurchases of Common OP Units to settle tax obligation	—	—	—	—	(481,261)	(4,652)	—	—	(4,652)	—	(4,652)
Equity-based compensation, net	—	—	—	—	728,067	10,728	—	—	10,728	—	10,728
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Distributions to Common OP Units and non-controlling interest holders	—	$—	—	$—	—	$(517,195)	$—	$(13,068)	$(530,263)	$(115)	$(530,378)
Distributions to Preferred OP Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Net loss	—	—	—	—	—	(195,863)	—	(4,947)	(200,810)	(14)	(200,824)
Other comprehensive loss	—	—	—	—	—	(531)	—	(28)	(559)	—	(559)
Balance, December 31, 2016	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
_______________________________________________

(1)
Includes $2.2 million issued to affiliates of the Former Manager (as defined in Note 1 – Organization) for the year ended December 31, 2014. No such amounts were issued to affiliates of the Former Manager during the years ended December 31, 2016 and 2015.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(200,824)	$(323,492)	(1,010,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of OP Units	—	—	92,884
Depreciation and amortization	806,548	866,549	1,007,164
(Gain) loss on real estate assets and joint venture, net	(55,722)	65,582	277,031
Impairments	303,751	305,094	409,991
Reserve for loan loss	—	15,300	—
Equity-based compensation	10,728	14,500	31,861
Equity in income of unconsolidated entities	415	(2,361)	77
Distributions from unconsolidated entities	4,013	11,352	8,335
Loss on derivative instruments	1,191	1,460	10,570
(Gain) on investment securities	—	(65)	(6,357)
Loss (gain) on extinguishment and forgiveness of debt, net	771	(4,812)	(14,012)
Note receivable issued in legal settlement	—	—	(15,300)
Changes in assets and liabilities:
Investment in direct financing leases	3,976	2,035	1,597
Rent and tenant receivables and other assets, net	(52,626)	(62,356)	(97,125)
Due from affiliates	(416)	25,489	(32,821)
Accounts payable and accrued expenses	(3,323)	(999)	(16,279)
Deferred rent, derivative and other liabilities	(17,740)	(45,934)	(99,930)
Due to affiliates	(214)	(329)	(43,887)
Net cash provided by operating activities	800,528	867,013	502,887
Cash flows from investing activities:
Investments in real estate assets	(100,194)	(36,319)	(3,539,906)
Acquisition of real estate businesses, net of cash acquired	—	—	(756,232)
Capital expenditures and leasing costs	(16,568)	(18,569)	(34,687)
Real estate developments	(17,411)	(57,682)	(72,515)
Principal repayments received from borrowers	5,417	6,921	77,614
Investments in unconsolidated entities	(25,777)	—	(2,500)
Proceeds from disposition of real estate and joint venture	1,000,700	1,009,107	1,598,767
Investment in leasehold improvements and other assets	(2,259)	(1,911)	(11,890)
Proceeds from sale of investments and other assets	—	392	159,752
Deposits for real estate assets	(17,856)	(16,542)	(265,372)
Uses and refunds of deposits for real estate assets	13,305	48,702	347,971
Line of credit advances to affiliates	(10,300)	(10,000)	(125,000)
Line of credit repayments from affiliates	50,000	10,000	81,100
Investment in mortgage notes receivable	—	—	(2,952)
Change in restricted cash	11,136	(1,504)	(8,606)
Net cash provided by (used in) investing activities	890,193	932,595	(2,554,456)
Cash flows from financing activities:
Proceeds from mortgage notes payable	3,112	1,445	1,010,219
Payments on mortgage notes payable and other debt, including extinguishment costs	(333,409)	(184,504)	(1,255,506)
Proceeds from credit facility	1,033,000	60,000	5,824,000
Payments on credit facility	(1,993,000)	(1,784,000)	(5,918,800)
Proceeds from corporate bonds	1,000,000	—	2,545,760
Payments on corporate bonds, including extinguishment costs	(1,311,203)	—	—
Payments of deferred financing costs	(19,872)	(2,436)	(116,373)
Proceeds from 2016 Term Loan	300,000	—	—
Repayment of 2016 Term Loan	(300,000)	—	—
Redemption of Series D Preferred Stock	—	—	(316,126)
Repurchases of common units to settle tax obligations	(4,652)	(2,227)	(7,690)
Proceeds from the issuance of Common Units, net of underwriters’ discount	702,765	—	1,656,000
Payments of equity issuance costs	(280)	—	(60,955)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Contributions from non-controlling interest holders	675	—	982
Distributions paid	(580,508)	(235,494)	(950,414)
Windfall tax benefits related to equity-based compensation	—	—	4,458
Net cash (used in) provided by financing activities	(1,503,372)	(2,147,216)	2,415,555
Net change in cash and cash equivalents	187,349	(347,608)	363,986
Cash and cash equivalents, beginning of period	69,103	416,711	52,725
Cash and cash equivalents, end of period	$256,452	$69,103	$416,711

The accompanying notes are an integral part of these statements.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of December 31, 2016 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements (the “Consolidated Joint Ventures”). The portions of the Consolidated Joint Ventures not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of December 31, 2016 and December 31, 2015, there were approximately 23.75 million and 23.76 million Limited Partner OP Units outstanding, respectively.

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
In October 2016, the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update, (“ASU”) No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”), which changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the VIE model. Under ASU 2015-02 “Consolidation (Topic 810), Amendments to the Consolidation Analysis,” a single decision maker was required to consider an indirect interest held by a related party under common control in its entirety. Under ASU 2016-17, the single decision maker will consider the indirect interest on a proportionate basis. ASU 2016-17 does not change the characteristics of a primary beneficiary in the VIE model. The amendments of ASU 2016-17 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
Reclassification
As described below, the following items previously reported have been reclassified to conform with the current period’s presentation.
The land and construction in progress line item from prior periods has been combined into the buildings, fixtures and improvements caption in the consolidated balance sheets. Equity in income of unconsolidated joint ventures previously included

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

in other income, net in the consolidated statements of operations has been included in a separate caption entitled equity in income (loss) and gain on disposition of unconsolidated entities. Gain (loss) on investment securities previously included as a separate caption in the consolidated statements of operations, has been included in other income, net in the consolidated statements of operations.
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
Assets Held for Sale
Upon classifying a real estate investment as held for sale, the Company will no longer recognize depreciation expense related to the depreciable assets of the property. Furthermore, the Company will allocate goodwill to the cost basis of an asset upon held for sale classification. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. See Note 5 – Real Estate Investments for further discussion regarding properties held for sale.
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
Development Activities
Project costs, which include interest expense, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings, fixtures and improvements and are depreciated over their respective useful lives.
Investment in Unconsolidated Entities
Unconsolidated Joint Ventures
The Company accounts for its investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income (loss) from the Unconsolidated Joint Ventures in equity in income (loss) and gain on disposition of unconsolidated entities in the consolidated statements of operations. See Note 5 – Real Estate Investments for further discussion on investments in Unconsolidated Joint Ventures.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Cole REITs
As of December 31, 2016 and 2015, the Company owned equity investments in the Cole REITs, as defined in Note 3 – Segment Reporting. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective entity’s earnings and distributions. The Company records its proportionate share of net income (loss) from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. See Note 18 – Related Party Transactions and Arrangements for further discussion on the Cole REITs.
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
The Company allocates the purchase price of acquired properties that constitute a business under U.S. GAAP and businesses accounted for under the acquisition method of accounting to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings, fixtures and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. The Company also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses. The value of in-place leases is amortized over the initial term of the respective leases. If a tenant terminates its lease, then the unamortized portion of the in-place lease value is charged to expense.
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
Property and equipment, which typically include computer hardware and software, furniture and fixtures, among other items, are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, which range from three to seven years. The Company reassesses the useful lives of its property and

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

equipment and adjusts the future monthly depreciation expense based on the new useful life, as applicable. If the Company disposes of an asset, the asset and related accumulated depreciation are written off upon disposal.
Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill.
In the event the Company disposes of a property, or classifies a property as an asset held for sale, that constitutes a business under U.S. GAAP, the Company will allocate a portion of the REI segment’s goodwill to that property in determining the gain or loss on the disposal of the property. The amount of goodwill allocated to the business will be based on the relative fair value of the business to the fair value of the reporting unit. The REI segment and the Cole Capital segment each comprise one reporting unit.
Impairments
Real Estate Assets
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 10 – Fair Value Measures. See also Note 5 – Real Estate Investments for further discussion regarding real estate investment activity.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The Company’s annual testing date is during the fourth quarter. The Company tests goodwill for impairment by first comparing the carrying value of net assets to the fair value of each reporting unit. If the fair value is determined to be less than the carrying value or if qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. The assumptions and uncertainties utilized in the evaluation of the impairment of goodwill are discussed in detail in Note 10 – Fair Value Measures. Goodwill activity by segment is also discussed in Note 4 – Goodwill and Other Intangibles.
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
The Company’s intangible assets primarily consist of management and advisory contracts that the Company has with certain Cole REITs. The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Cole REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

financial results. The assumptions and uncertainties utilized in the evaluation of the impairment of intangibles are discussed in detail in Note 10 – Fair Value Measures. Intangible assets are also discussed in Note 4 – Goodwill and Other Intangibles.
Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the years ended December 31, 2016, 2015 or 2014.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If this review indicates that the carrying value of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of leasehold improvements and property and equipment for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of leasehold improvements and property and equipment were identified during the years ended December 31, 2016, 2015 or 2014.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Restricted Cash
The Company had $45.0 million and $59.8 million, respectively, in restricted cash as of December 31, 2016 and December 31, 2015. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. In accordance with certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at December 31, 2016 was $40.7 million in lender reserves and $4.3 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2015 was $47.9 million in lender reserves and $11.9 million held in restricted lockbox accounts.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Mortgage Notes Receivable
The Company classifies its mortgage notes receivable as long-term investments as the Company intends to hold the mortgage notes receivable for the foreseeable future or until maturity. Mortgage notes receivable investments are carried on the Company’s consolidated balance sheets at amortized cost (unpaid principal balance adjusted for unearned discount or premium and mortgage notes receivable origination fees), net of any allowance for mortgage notes receivable losses. Discounts or premiums and mortgage notes receivable origination fees are amortized as a component of interest income using the effective interest method over the life of the respective mortgage notes receivable. From time to time, the Company may determine to sell a mortgage note receivable in which case it must reclassify the asset as held for sale. Mortgage notes receivable held for sale are carried at the lower of cost or estimated fair value. The Company also evaluates its mortgage notes receivable for possible impairment on a quarterly basis, as discussed in Note 8 – Mortgage Notes Receivable.
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
The Company estimates fair value on all securities investments quarterly based on a variety of inputs. Under U.S. GAAP, securities where the fair value is less than the Company’s cost are deemed impaired and, therefore, must be measured for other-than-temporary impairment. If an impaired security (i.e., fair value is below cost) is intended to be sold or required to be sold prior to expected recovery of the impairment loss, the full amount of the loss must be recorded in earnings as an other-than-temporary impairment. Otherwise, temporary impairment losses are included in other comprehensive income (loss).
In estimating credit or other-than-temporary impairment losses, management considers a variety of factors, including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. From the period the Company acquired the CMBS through December 31, 2016, the Company had no other-than-temporary impairment losses. See Note 7 – Investment Securities, at Fair Value for further discussion.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Pursuant to the Company’s adoption of the FASB ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the presentation of all deferred financing costs, other than those associated with the revolving credit facility, are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will be completed.
Convertible Debt
The Company has an outstanding aggregate balance of $1.0 billion related to the Convertible Notes (as defined in Note 11 – Debt). The Convertible Notes are convertible into cash or shares of the Company’s Common Stock at the Company’s option. In accordance with U.S GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the respective issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the respective term of the Convertible Notes.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in loss on derivative instruments, net in the consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Revenue Recognition – REI
The Company’s revenues, which primarily consist of rental income and include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial non-cancelable term of the lease, are recognized when earned and collectability is reasonably assured. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, straight-line rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in rent and tenant receivables and other assets, net, in the consolidated balance sheets. See Note 9 – Rent and Tenant Receivables and Other Assets, Net. Cost recoveries from tenants are included in operating expense reimbursements in the consolidated statements of operations in the period the related costs are incurred. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2016 and December 31, 2015, the Company had $57.6 million and $67.2 million, respectively, of deferred rental income, which is included in deferred rent, derivative and other liabilities in the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets and in the consolidated statements of operations as a reduction to rental income. As of December 31, 2016 and December 31, 2015, the Company maintained an allowance for uncollectible accounts of $6.0 million and $6.6 million, respectively.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
Program Development Costs
The Company pays for organization, registration and offering expenses associated with the sale of common stock of the Cole REITs, as further discussed in Note 18 – Related Party Transactions and Arrangements. The reimbursement of these expenses by the Cole REITs is limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreements and charters. Such expenses paid by the Company on behalf of the Cole REITs in excess of these limits that are expected to be collected are recorded as program development costs, which are included in rent and tenant receivables and other assets, net on the consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions.
Acquisition Related Expenses and Litigation, Merger and Other Non-routine Costs
All costs incurred as a result of a business combination are classified as acquisition related expenses or other non-routine transaction related expenses and expensed as incurred. Acquisition related expenses include legal and other transaction related costs incurred in connection with self-originated acquisitions, including purchases of portfolios. In addition, indirect costs, such as internal salaries, that are tracked and documented in a manner that clearly indicates that the activities driving the cost directly relate to activities necessary to complete, or effect, self-originating purchases are classified as acquisition related expenses.
Similar costs incurred in relation to mergers (which are not considered self-originating purchases) and litigation resulting therefrom and other non-routine transactions are included in litigation, merger and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. The Company has also incurred legal fees and other costs associated with the investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”) and the litigations and investigations resulting therefrom, which are considered non-routine. The Company has directors’ and officers’ insurance and the insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Litigation, merger and other non-routine costs, net of insurance recoveries include the following costs (amounts in thousands):

	Year Ended December 31,
	2016	2015		2014
Merger related costs:
Strategic advisory services	$—	$—		$35,765
Transfer taxes	562	(2,509)	(1)	5,109
Legal fees and expenses	—	—		5,464
Personnel costs and other reimbursements	—	—		751
Multi-tenant spin off	—	—		7,450
Other fees and expenses	—	—		1,676
Litigation and other non-routine costs:
Post-transaction support services	—	—		14,251
Subordinated distribution fee	—	—		78,244
Audit Committee Investigation and related matters (2)	24,207	44,242		17,660
Furniture, fixtures and equipment	—	—		14,085
Legal fees and expenses	311	2,704	(3)	8,216
Personnel costs and other reimbursements	—	—		2,718
Other fees and expenses	—	632		9,016
Total costs incurred	25,080	45,069		200,405
Insurance recoveries	(21,196)	(11,441)		(789)
Total	$3,884	$33,628		$199,616
___________________________________

(1)	The negative balance for the year ended December 31, 2015 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(2)
Includes all fees and costs associated with the previously-announced investigation conducted by the Audit Committee and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s advancement obligations.

(3)	For the year ended December 31, 2015, legal fees and expenses primarily relate to fees incurred in connection with a legal matter resolved in early 2014.

Due from Affiliates
The Company receives or may be entitled to receive compensation and reimbursement for services primarily relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 18 – Related Party Transactions and Arrangements for further explanation.
Equity-based Compensation
The Company has an equity-based incentive award plan for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 17 – Equity-based Compensation for additional information on these plans.
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
Reportable Segments
The Company has concluded that it has two reportable segments as it has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital. The identification of reportable segments requires the Company’s management to exercise certain judgments. Refer to Note 3 – Segment Reporting for further discussion.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
As of December 31, 2016, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2012 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
The Company conducts substantially all of its Cole Capital segment business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, Puerto Rico and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an amendment to ASU 2014-09, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), was issued to defer the effective date for all entities by one year. For public business entities, certain not-for-profit entities and certain employee benefit plans, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10), which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements, and evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (Topic 815). The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt prospectively and will consider for any future novations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company plans to adopt ASU 2017-01 during the first quarter of fiscal year 2017 and expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized and the REI segment’s goodwill will no longer be allocated to these asset dispositions at the time the asset is classified as held for sale or upon disposition in determining the gain or loss on disposition and held for sale.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test (comparing the implied fair value of goodwill with the carrying amount of goodwill). ASU 2017-04 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption is permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
Note 3 – Segment Reporting
The Company has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of December 31, 2016, the Company owned 4,142 properties comprising 93.3 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.3% leased with a weighted-average remaining lease term of 9.9 years. In addition, as of December 31, 2016, the Company owned eight CMBS and nine mortgage notes receivable.
Cole Capital – Through its Cole Capital segment, the Company is responsible for managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), Cole Credit Property Trust V, Inc. (“CCPT V”); and other real estate offerings in registration (collectively with CCPT IV, INAV, CCIT II, CCIT III and CCPT V, the “Cole REITs”), raising capital for those Cole REITs in offering, identifying and making acquisitions and investments on the Cole REITs’ behalf and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Cole REITs and advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings. See Note 18 – Related Party Transactions and Arrangements for further discussion on the Cole REITs.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
REI segment:
Revenues:
Rental income	$1,227,937	$1,339,787	$1,271,574
Direct financing lease income	2,055	2,720	3,603
Operating expense reimbursements	105,455	98,628	100,522
Total real estate investment revenues	1,335,447	1,441,135	1,375,699
Operating expenses:
Acquisition related	1,257	5,649	35,578
Litigation, merger and other non-routine costs, net of insurance recoveries	3,884	33,628	197,647
Property operating	144,428	130,855	137,741
Management fees to affiliates	—	—	13,888
General and administrative	51,265	64,691	76,261
Depreciation and amortization	756,314	817,477	844,743
Impairment of real estate	182,820	91,755	100,547
Total operating expenses	1,139,968	1,144,055	1,406,405
Operating income (loss)	195,479	297,080	(30,706)
Other (expense) income:
Interest expense	(317,376)	(358,392)	(452,648)
(Loss) gain on extinguishment and forgiveness of debt, net	(771)	4,812	(21,869)
Other income, net	5,289	3,953	85,975
Reserve for loan loss	—	(15,300)	—
Equity in income (loss) and gain on disposition of unconsolidated entities	9,783	9,092	(76)
Loss on derivative instruments, net	(1,191)	(1,460)	(10,570)
Total other expenses, net	(304,266)	(357,295)	(399,188)
Loss before taxes and real estate dispositions	(108,787)	(60,215)	(429,894)
Gain (loss) on disposition of real estate and held for sale assets, net	45,524	(72,311)	(277,031)
Loss before taxes	(63,263)	(132,526)	(706,925)
Provision for income taxes	(6,110)	(3,569)	(7,313)
Net loss	$(69,373)	$(136,095)	$(714,238)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

	Year Ended December 31,
	2016	2015	2014
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$36,533	$24,410	$87,109
Transaction service fees and reimbursements	12,959	30,109	64,956
Management fees and reimbursements	69,884	60,363	51,493
Total Cole Capital revenues	119,376	114,882	203,558
Operating expenses:
Cole Capital reallowed fees and commissions	23,174	16,195	66,228
Acquisition related	64	594	3,362
Litigation, merger and other non-routine costs, net of insurance recoveries	—	—	1,969
General and administrative	85,343	84,375	91,167
Depreciation and amortization	31,872	30,134	71,260
Impairments	120,931	213,339	309,444
Total operating expenses	261,384	344,637	543,430
Operating loss	(142,008)	(229,755)	(339,872)
Total other income, net	746	2,486	2,621
Loss before income taxes	(141,262)	(227,269)	(337,251)
Benefit from income taxes	9,811	39,872	40,577
Net loss	$(131,451)	$(187,397)	$(296,674)

Total Company:
Total revenues	$1,454,823	$1,556,017	$1,579,257
Total operating expenses	$(1,401,352)	$(1,488,692)	$(1,949,835)
Total other expense, net	$(303,520)	$(354,809)	$(396,567)
Net loss	$(200,824)	$(323,492)	$(1,010,912)

	Total Assets
	December 31, 2016	December 31, 2015
REI segment	$15,337,623	$16,966,729
Cole Capital segment	249,951	439,137
Total Company	$15,587,574	$17,405,866
Note 4 – Goodwill and Other Intangibles
Goodwill
In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. The goodwill recorded as a result of the merger of Cole Real Estate Investments, Inc. (“Cole”) with and into a wholly owned subsidiary of the Company (the “Cole Merger”) was allocated between the Company’s two segments, the REI segment and the Cole Capital segment. The REI segment and the Cole Capital segment each comprise one reporting unit. For discussion regarding the Company’s policies on goodwill allocation for future acquisitions and dispositions, please see Note 2 – Summary of Significant Accounting Policies.
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value, by reporting unit, may not be recoverable. The analysis performed for the annual goodwill test during the years ended December 31, 2016, 2015 and 2014 resulted in impairment charges of $120.9 million, $139.7 million and $223.1 million, respectively, in the Cole Capital reporting unit. See Note 10 – Fair Value Measures for a discussion of the Company’s fair value measurements regarding goodwill and intangible assets.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The following table summarizes the Company’s goodwill activity by segment from January 1, 2015 to December 31, 2016 (in thousands):

	REI Segment	Cole Capital Segment	Consolidated
Balance, January 1, 2015	$1,509,396	$385,398	$1,894,794
Goodwill allocated to dispositions and held for sale assets (1)	(98,765)	—	(98,765)
Impairment	—	(139,655)	(139,655)
Balance, December 31, 2015	$1,410,631	$245,743	$1,656,374
Goodwill allocated to dispositions and held for sale assets (1) (2)	(73,240)	—	(73,240)
Impairment	—	(120,931)	(120,931)
Balance as of December 31, 2016	$1,337,391	$124,812	$1,462,203
_______________________________________________

(1)	Included in gain (loss) on disposition of real estate and held for sale assets, net, in the consolidated statement of operations.

(2)
Includes $71.0 million of goodwill allocated to the cost basis of properties disposed of and classified as held for sale as discussed in Note 5 – Real Estate Investments and $2.3 million of goodwill allocated to the cost basis of two properties foreclosed upon as discussed in Note 11 – Debt during the year ended December 31, 2016.

Intangible Assets
The intangible assets primarily consisted of management and advisory contracts that the Company has with certain Cole REITs, which are subject to an estimated remaining useful life of approximately three years.
In connection with the annual goodwill impairment test, the fair value of the intangible assets were analyzed during the three months ended December 31, 2016. Based on this analysis, the Company concluded that the fair value of the intangible assets exceeded the carrying value and no impairment charge was recorded. The Company recorded $26.2 million of amortization expense related to the intangible assets during the year ended December 31, 2016. The Company recorded $25.9 million of amortization expenses related to the intangible assets for the year ended December 31, 2015. The estimated amortization expense is expected to be $16.6 million and $4.0 million for the years ending December 31, 2017 and 2018, respectively, and $3.8 million for the nine months ending September 30, 2019. See Note 10 – Fair Value Measures for a discussion of the Company’s fair value measurements regarding goodwill and intangible assets. The intangible assets were $24.6 million and $50.8 million, net of accumulated amortization of $29.6 million and $3.4 million, respectively, as of December 31, 2016 and December 31, 2015.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of December 31, 2016 and 2015 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	December 31, 2016	December 31, 2015
Intangible lease assets:
In-place leases, net of accumulated amortization of $494,131 and $398,770, respectively	14.8	$1,192,756	$1,458,354
Leasing commissions, net of accumulated amortization of $1,836 and $1,035, respectively	9.9	10,231	4,872
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $69,670 and $47,041, respectively	16.5	275,897	308,306
Total intangible lease assets, net		$1,478,884	$1,771,532

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $56,891 and $38,340, respectively	18.0	$224,023	$251,692

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of December 31, 2016 (amounts in thousands):

	2017	2018	2019	2020	2021
In-place leases:
Total projected to be included in amortization expense	$146,814	$134,960	$124,008	$115,862	$106,889
Leasing commissions:
Total projected to be included in amortization expense	1,124	936	862	821	772
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	24,745	24,243	22,330	21,894	21,377
Below-market lease liabilities:
Total projected to be included in rental income	20,100	19,773	19,040	17,856	16,501
Note 5 – Real Estate Investments
The Company acquired controlling financial interests in eight commercial properties for a purchase price of $100.2 million during the year ended December 31, 2016 (the “2016 Acquisitions”). The Company recorded revenue for the year ended December 31, 2016 of $2.1 million and net income of $0.5 million related to the 2016 Acquisitions.
During the year ended December 31, 2015, the Company acquired controlling interests in 16 commercial properties, including nine land parcels, for an aggregate purchase price of $36.3 million (the “2015 Acquisitions”). The Company recorded revenue for the year ended December 31, 2015 of $1.2 million and net income of $0.4 million related to the 2015 Acquisitions.
During the year ended December 31, 2014, the Company acquired controlling interests in 1,107 commercial properties, including a sale-leaseback transaction of 522 Red Lobster® restaurants and 20 other branded restaurant properties and 31 land parcels (the “2014 Acquisitions”), but excluding the properties acquired in the Cole Merger, CCPT Merger and the ARCT IV Merger, for an aggregate purchase price of $3.8 billion.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Real estate investments, at cost:
Land	$23,187	$5,051	$808,930
Buildings, fixtures and improvements	67,865	28,643	2,505,409
Total tangible assets	91,052	33,694	3,314,339
Acquired intangible assets:
In-place leases (1)	9,613	2,580	545,389
Above-market leases (2)	—	153	112,484
Assumed intangible liabilities:
Below-market leases (3)	(471)	(108)	(107,185)
Fair value adjustment of assumed notes payable	—	—	(23,589)
Total purchase price of assets acquired	$100,194	$36,319	$3,841,438
Mortgage notes payable assumed	—	—	(301,532)
Cash paid for acquired real estate investments	$100,194	$36,319	$3,539,906
____________________________________

(1)	The weighted average amortization period for acquired in-place leases is 13.8 years, 11.0 years and 19.0 years for 2016 Acquisitions, 2015 Acquisitions and 2014 Acquisitions, respectively.

(2)
The weighted average amortization period for acquired above-market leases is 14.1 years and 19.4 years for 2015 Acquisitions and 2014 Acquisitions, respectively. There were no acquired above-market leases during the year ended December 31, 2016.

(3)
The weighted average amortization period for acquired intangible lease liabilities is 10.0 years, 15.0 years and 20.6 years for 2016 Acquisitions, 2015 Acquisitions and 2014 Acquisitions, respectively.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The Company has not included pro forma information for the Company’s 2016 or 2015 Acquisitions as they did not have a material impact on its consolidated financial position or results of operations. The following table presents unaudited pro forma information as if all of the Company’s acquisitions in 2014, including the Cole Merger, the ARCT IV Merger and the CCPT Merger, as discussed in Note 6 – Mergers with Real Estate Businesses, were completed on January 1, 2013 for each period presented below. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of acquisitions to reflect the additional depreciation and amortization and interest expense that would have been charged had the acquisitions occurred on January 1, 2013. Additionally, the unaudited pro forma net loss attributable to stockholders was adjusted to exclude acquisition related expenses of $38.8 million and $76.1 million for the years ended December 31, 2014 and 2013, respectively, and merger and other non-routine transaction related expenses of $200.5 million and $210.5 million for the years ended December 31, 2014 and 2013, respectively, which is included in litigation, merger and other non-routine costs, net of insurance recoveries in the accompanying consolidated statements of operations. Data below is presented in thousands.

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
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
2017	$1,106,798	$3,819
2018	1,096,146	3,016
2019	1,058,299	2,397
2020	1,021,668	2,023
2021	978,368	1,899
Thereafter	6,487,753	3,993
Total	$11,749,032	$17,147
____________________________________

(1)
32 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of December 31, 2016 and December 31, 2015 are as follows (in thousands):

	December 31, 2016	December 31, 2015
Future minimum lease payments receivable	$17,147	$21,993
Unguaranteed residual value of property	27,450	31,562
Unearned income	(5,142)	(7,243)
Net investment in direct financing leases	$39,455	$46,312

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Property Dispositions and Held for Sale Assets
During the year ended December 31, 2016, the Company disposed of 301 properties for an aggregate gross sales price of $1.08 billion, of which our share was $1.04 billion after the profit participation payment related to the disposition of 70 Red Lobster properties. The dispositions resulted in consolidated proceeds of $958.4 million after a mortgage loan assumption of $55.0 million and closing costs. The Company recorded a gain of $45.7 million related to the sales, which included $67.8 million of goodwill allocated to the cost basis of such properties. The Company’s gain on the sales is included in gain (loss) on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations. During the year ended December 31, 2016, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $113.5 million, of which our share was $102.1 million based on our ownership interest in the joint venture, resulting in proceeds of $42.3 million after mortgage loan repayments of $57.0 million and closing costs. The Company recorded a gain of $10.2 million related to the sale, which is included in equity in income (loss) and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
During the year ended December 31, 2015, the Company disposed of 228 properties, including two properties owned by consolidated joint ventures, for an aggregate sales price of $1.4 billion, resulting in consolidated proceeds of $966.1 million after mortgage loan assumptions and closing costs. The Company recorded a loss of $69.1 million related to the sales, which included $96.7 million of goodwill allocated in the cost basis of such properties. The Company’s loss on the sales is included in gain (loss) on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company also disposed of its interest in one consolidated joint venture, whose only assets consisted of investments in three Unconsolidated Joint Ventures, for an aggregate gross sales price of $77.5 million, of which the Company’s share was $69.8 million based on its ownership interest, resulting in consolidated proceeds of $43.0 million after mortgage loan repayment and closing costs. The mortgage loan obligation of the consolidated joint venture was held by an unconsolidated entity. The Company recorded a gain of $6.7 million related to the sale of the consolidated joint venture, which is included in equity in income (loss) and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
As of December 31, 2016, there were 11 properties classified as held for sale which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2015, there were 17 properties classified as held for sale. During the years ended December 31, 2016 and 2015, the Company recorded a loss of $0.2 million and $3.2 million, respectively, related to properties classified as held for sale as of December 31, 2016 and 2015, which included $3.2 million and $2.1 million, respectively, of goodwill allocated to the cost basis of such properties. The loss on properties held for sale is included in gain (loss) on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
Multi-tenant Shopping Center Portfolio Sale
On October 17, 2014, the Company completed the sale of a portfolio consisting of 64 multi-tenant properties and seven single-tenant properties (the “Multi-Tenant Portfolio”) for $1.9 billion to the Blackstone/DDR Joint Venture. The disposition to Blackstone and DDR provided $1.3 billion of net proceeds, of which $1.2 billion were used to reduce the Company’s leverage by paying down the Company’s line of credit. In connection with the sale, $542.8 million of secured mortgage debt was either repaid or assumed by the Blackstone/DDR Joint Venture, providing the Company with $1.3 billion in net proceeds and resulting in a net loss on sale of $262.0 million, which included $195.5 million of goodwill allocation.
The Multi-Tenant Portfolio was not classified as discontinued operations for any periods presented, however, the Company has determined that the Multi-Tenant Portfolio was an individually significant component of the Company. The following table summarizes the operating income from continued operations of the Multi-Tenant Portfolio for the year ended December 31, 2014 (in thousands):

Year Ended December 31, 2014
Total revenue	$122,522
Total expenses	(123,776)
Loss from Multi-Tenant Portfolio	$(1,254)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
During the year ended December 31, 2016, management identified certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurant properties filed for bankruptcy during the year ended December 31, 2016. As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets with carrying values totaling $668.2 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $485.4 million, resulting in impairment charges of $182.8 million during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, real estate assets with carrying values totaling $340.0 million and $199.5 million, respectively, were deemed to be impaired and their carrying values were reduced to their estimated fair values of $248.3 million and $99.0 million, respectively, resulting in impairment charges of $91.8 million and $100.5 million, respectively.
Consolidated Joint Ventures
The Company had interests in two Consolidated Joint Ventures that owned two properties as of each of December 31, 2016 and December 31, 2015. As of December 31, 2016 and December 31, 2015, the Consolidated Joint Ventures had total assets of $57.0 million and $58.5 million, of which $50.8 million and $55.2 million, respectively, were real estate investments, net of accumulated depreciation and amortization. As of December 31, 2016, one property secured a mortgage note payable of $11.6 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the Consolidated Joint Ventures. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of each partner (the “Partner”) in accordance with the respective joint venture agreement for any major transactions. The Company and each Partner are subject to the provisions of each joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. The Partners’ share of the aggregate Consolidated Joint Ventures’ loss was $14,000 for the year ended December 31, 2016. The Partners’ share of income from five Consolidated Joint Ventures was $1.3 million for the year ended December 31, 2015. The Company disposed of its interest in three of these Consolidated Joint Ventures during the year ended December 31, 2015, which included one Consolidated Joint Venture, whose only assets were investments in three Unconsolidated Joint Ventures. The Partners’ share of the loss from six Consolidated Joint Ventures was $154,000 for the year ended December 31, 2014. The Company disposed of its interest in one of these Consolidated Joint Ventures during the year ended December 31, 2014. The Partners’ share of the Consolidated Joint Ventures’ income or loss is included in net loss attributable to non-controlling interests in the consolidated statements of operations.
Unconsolidated Joint Ventures
The Company’s investment in Unconsolidated Joint Ventures consisted of interests in two joint ventures that owned two properties as of December 31, 2016, and interests in three joint ventures that owned three properties as of December 31, 2015. As of December 31, 2016 and December 31, 2015, the Company owned aggregate equity investments of $41.3 million and $52.8 million, respectively, in Unconsolidated Joint Ventures.
As of December 31, 2016, the Company’s maximum exposure to risk was $41.3 million, the carrying value of the investments, which is presented in investment in unconsolidated entities in the consolidated balance sheet. The Unconsolidated Joint Ventures had total debt outstanding of $20.4 million as of December 31, 2016, none of which is recourse to the Company, as discussed in Note 11 – Debt. The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.9 million, $2.3 million and $1.5 million of net income, respectively, from the Unconsolidated Joint Ventures which owned two, three and six properties, at the respective year end.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of December 31, 2016 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership Percentage (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$5,891
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	35,438
			$41,329
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

(2)
The total carrying amount of the investments is greater than the underlying equity in net assets by $6.4 million. This difference relates to a purchase price step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

Note 6 – Mergers with Real Estate Businesses
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
On January 3, 2014, the OP entered into a contribution and exchange agreement with the ARCT IV OP, the ARCT IV Special Limited Partner and ARC Real Estate Partners, LLC (“ARC Real Estate”), an entity under common ownership with the Former Manager. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” as a result of which the ARCT IV Special Limited Partner, in connection with management’s successful attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment, received a subordinated distribution of net sales proceeds from the ARCT IV OP equal to $63.2 million. Pursuant to the contribution and exchange agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million equity units of the ARCT IV OP, based on a price per share of $22.50. The fair value of these units at date of issuance was $78.2 million and has been included in litigation, merger and other non-routine costs, net of insurance recoveries in the accompanying consolidated statements of operations for the year ended December 31, 2014. Upon consummation of the ARCT IV Merger, these equity units were immediately converted to 6.7 million Limited Partner OP Units after application of the exchange ratio of 2.3961 per ARCT IV OP Unit. In conjunction with the ARCT IV Merger

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Agreement, the ARCT IV Special Limited Partner agreed to a minimum two-year holding period for these Limited Partner OP Units before being redeemable by the holder for cash or, at the option of the General Partner, the Common Stock of the Company.
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
Accounting Treatment for the ARCT IV Merger
The Company and ARCT IV, from inception to the ARCT IV Merger Date, were considered to be entities under common control. Both entities’ advisors were wholly owned subsidiaries of AR Capital, LLC (“ARC”). ARC and its related parties had ownership interests in the Company and ARCT IV through the ownership of shares of common stock, OP Units and other equity interests. In addition, the advisors of both entities were contractually eligible to receive potential fees for their services to both of the companies, including asset management fees, incentive fees and other fees and had continued to receive fees from the OP prior to the Company’s transition to self-management. Due to the significance of these fees, the advisors and ultimately ARC were determined to have a significant economic interest in both companies in addition to having the power to direct the activities of the companies through advisory/management agreements, which qualified them as affiliated companies under common control in accordance with U.S. GAAP. The acquisition of an entity under common control is accounted for on the carryover basis of accounting, whereby the assets and liabilities of the companies are recorded upon the merger on the same basis as they were carried by the companies on the ARCT IV Merger Date. In addition, U.S. GAAP requires the Company to present historical financial information as of the earliest period of common control. Therefore, the accompanying consolidated financial statements, including the notes thereto, are presented as if the ARCT IV Merger, including the impact of the equity transactions entered into to consummate the merger, had occurred at the earliest period presented.
Cole Real Estate Investments, Inc. Merger
On October 22, 2013, the Company and a wholly owned subsidiary entered into an agreement and plan of merger (the “Cole Merger Agreement”) with Cole, a publicly traded Maryland corporation. The Cole Merger Agreement provided for the merger of Cole with and into a wholly owned subsidiary of the Company (the “Cole Merger”). The Cole Merger was consummated on February 7, 2014 (the “Cole Acquisition Date”).
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
Purchase Price Allocation of Cole Merger
Initially, the purchase price for the acquisition was allocated to assets acquired and liabilities assumed based on their preliminary fair values. During the three months ended December 31, 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which decreased the fair value of the identifiable management and advisory contracts with the Cole REITs and corresponding deferred tax liability by $80.4 million and $30.7 million, respectively, and an increase of $49.6 million to goodwill as of the Cole Acquisition Date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Cole Acquisition Date (in thousands):

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
The unaudited pro forma information in Note 5 – Real Estate Investments is presented as if Cole had been included in the consolidated results of the Company for the entire period ended December 31, 2014.
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
December 31, 2016 – (Continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
The unaudited pro forma information in Note 5 – Real Estate Investments is presented as if CCPT had been included in the consolidated results of the Company for the entire year ended December 31, 2014.
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
On May 21, 2014, the Company announced that it had reassessed its plans for the multi-tenant shopping center portfolio and entered into a letter of intent to sell such portfolio to an affiliate of Blackstone Real Estate Partners VII L.P. (“Blackstone”), expecting to finalize pertinent documentation related thereto within 30 days of such date. The properties included in such sale were the same properties that would have been spun off into ARCM and, consequently, the Company abandoned its proposed spin-off at such time. On June 11, 2014, indirect subsidiaries of the Company entered into an Agreement of Purchase and Sale with BRE DDR Retail Holdings III LLC (the “Blackstone/DDR Joint Venture”), an entity indirectly jointly owned by affiliates of Blackstone and DDR Corp. (“DDR”), pursuant to which the parties subsequently consummated the sale of the Company’s multi-tenant shopping center portfolio. See Note 5 – Real Estate Investments for further discussion on the sale of the properties, which closed on October 17, 2014.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The following tables detail the unrealized gains and losses on investment securities as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,297	$1,248	$(2,330)	$47,215

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$52,115	$2,169	$(980)	$53,304
As of December 31, 2016 and December 31, 2015, the Company owned eight and ten CMBS, respectively, with an estimated aggregate fair value of $47.2 million and $53.3 million, respectively. During the year ended December 31, 2016, two CMBS with a combined carrying value of less than $0.1 million at December 31, 2015, were paid in full or reached maturity. The consideration received approximated carrying value. The Company generally receives monthly payments of principal and interest on the CMBS. As of December 31, 2016, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of December 31, 2016, the fair value of five CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the impaired security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2016, the Company had no other-than-temporary impairment losses.
In connection with the Cole Merger, the Company acquired 15 CMBS with an estimated aggregate fair value of $151.2 million. In September of 2014, the Company sold the 15 CMBS acquired in the Cole Merger for proceeds of $158.0 million, and recorded a gain of $6.2 million, which is included in other income, net in the accompanying consolidated statements of operations. During the year ended December 31, 2015, the Company recorded a $65,000 gain on the sale of investment securities, which is included in other income, net in the accompanying consolidated statements of operations.  No such gain was recorded for the year ended December 31, 2016.
The scheduled maturity of the Company’s CMBS as of December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	21,408	22,301
Due after five years through 10 years	12,836	10,531
Due after 10 years	14,053	14,383
Total	$48,297	$47,215
Note 8 – Mortgage Notes Receivable
As of December 31, 2016, the Company owned nine mortgage notes receivable with a weighted-average interest rate of 6.3% and weighted-average years to maturity of 13.0 years. During the year ended December 31, 2016, one note with a carrying value of $0.4 million at December 31, 2015, reached maturity and was paid in full. The following table details the mortgage notes receivable as of December 31, 2016 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$24,776	$22,764	5.9%	–	7.2%	May 2020	–	January 2033

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to December 31, 2016 (in thousands):

Outstanding Balance
Due within one year	$1,104
Due after one year through five years	5,363
Due after five years through 10 years	7,018
Due after 10 years(1)	15,154
Total	$28,639
____________________________________

(1)	Includes additional $3.9 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to December 31, 2016.
Unsecured Note Reserve
During the year ended December 31, 2015, the Company assessed the collectability of an unsecured note held with an affiliate of the Former Manager after the December debt service payment was not paid. The Company assessed the liquidity of the borrower, the lien position of the note and the other obligations of the borrower. Based on the analysis, the Company concluded that it was unlikely that the unsecured note will be repaid and recorded a reserve for loan loss equal to the $15.3 million carrying value of the note for the three months ended December 31, 2015. No principal or interest payments have been received relating to the unsecured note during the year ended December 31, 2016.
Note 9 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Accounts receivable, net (1)	$49,148	$44,798
Straight-line rent receivable	201,584	161,079
Deferred costs, net (2)	16,154	26,110
Prepaid expenses	6,814	9,773
Leasehold improvements, property and equipment, net (3)	14,702	18,180
Restricted escrow deposits	5,741	1,190
Deferred tax asset and tax receivable	31,113	25,287
Program development costs, net (4)	3,161	12,855
Interest rate swap assets, at fair value	199	1,892
Other assets, net (5)	2,089	2,473
Total	$330,705	$303,637
___________________________________

(1)	Allowance for doubtful accounts was $6.0 million and $6.6 million as of December 31, 2016 and December 31, 2015, respectively.

(2)
Amortization expense for deferred costs related to the revolving credit facility totaled $10.4 million, $10.7 million and $10.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Accumulated amortization for deferred costs related to the revolving credit facility were $29.8 million and $19.4 million as of December 31, 2016 and December 31, 2015, respectively.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

(3)
Amortization expense for leasehold improvements totaled $2.3 million, $2.2 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, inclusive of write offs of $1.0 million for the year ended December 31, 2016. Accumulated amortization was $3.5 million and $2.6 million as of December 31, 2016 and December 31, 2015, respectively. Depreciation expense for property and equipment totaled $3.4 million, $2.1 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, inclusive of write offs of $1.2 million for the year ended December 31, 2016. Accumulated depreciation was $3.9 million and $3.7 million as of December 31, 2016 and December 31, 2015, respectively.

(4)	As of December 31, 2016 and December 31, 2015, the Company had reserves of $31.7 million and $34.8 million, respectively, relating to the program development costs.

(5)	Net of $1.6 million of interest receivable reserves as of December 31, 2016. No such reserves were recorded at December 31, 2015.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2016. The Company expects that changes in classifications between levels will be infrequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 7 – Investment Securities, at Fair Value and Note 12 – Derivatives and Hedging Activities, as of December 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
CMBS	$—	$—	$47,215	$47,215
Interest rate swap assets	—	199	—	199
Total assets	$—	$199	$47,215	$47,414
Liabilities:
Derivative liabilities	$—	$(3,547)	$—	$(3,547)

	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets:
CMBS	$—	$—	$53,304	$53,304
Derivative assets	—	1,892	—	1,892
Total assets	$—	$1,892	$53,304	$55,196
Liabilities:
Derivative liabilities	$—	$(6,922)	$—	$(6,922)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
Derivative Assets and Liabilities – The Company’s derivative financial instruments relate to interest rate swaps, discussed in Note 12 – Derivatives and Hedging Activities. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2016 and 2015 (in thousands):

CMBS
Beginning balance, January 1, 2016	$53,304
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(2,271)
Purchases, issuances, settlements and amortization:
Principal payments received	(4,077)
Amortization included in net income	259
Ending balance, December 31, 2016	$47,215

CMBS
Beginning balance, January 1, 2015	$58,646
Total gains and losses:
Unrealized loss included in other comprehensive income, net	(977)
Purchases, issuances, settlements and amortization:
Principal payments received	(4,504)
Amortization included in net income	139
Ending balance, December 31, 2015	$53,304

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Assets:
Mortgage notes receivable	3	$22,764	$30,460	$24,238	$31,842

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,687,739	$2,713,155	$3,133,005	$3,240,153
Corporate bonds, net	2	2,248,063	2,273,850	2,547,255	2,580,786
Convertible debt, net	2	987,106	1,004,733	982,217	1,007,042
Credit facility	2	500,000	500,000	1,460,000	1,536,264
Total liabilities		$6,422,908	$6,491,738	$8,122,477	$8,364,245
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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
Real Estate Assets
As discussed in Note 5 – Real Estate Investments, during the year ended December 31, 2016, real estate assets related to 153 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $485.4 million, resulting in impairment charges of $182.8 million. During the year ended December 31, 2015, real estate assets related to 202 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $248.3 million, resulting in impairment charges of $91.8 million. During the year ended December 31, 2014, real estate assets related to 16 properties were deemed to be impaired and their carrying values were reduced to their estimated fair values of $99.0 million, resulting in impairment charges of $100.5 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the year ended December 31, 2016, the Company used a range of discount rates from of 6.7% to 9.0% with a weighted-average rate of 8.0% and capitalization rates from 6.7% to 12.5% with a weighted-average rate of 7.9%.
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Properties impaired	153	202	(1)

Asset classes impaired:
Investment in real estate assets, net	$183,240	$88,465
Investment in direct financing leases, net	—	4,020
Below-market lease liabilities, net	(421)	(730)
Total impairment loss	$182,819	$91,755
_______________________________________________

(1)	Includes 101 properties disposed of during the year ended December 31, 2016.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Goodwill and Intangible Assets
The Company tested the goodwill allocated to the Cole Capital reporting unit for impairment and recorded goodwill impairment charges of $120.9 million, $139.7 million and $223.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company also tested the goodwill allocated to the REI reporting unit for impairment during the years ended December 31, 2016, 2015 and 2014. The fair values of the REI reporting unit were estimated by management to be $18.3 billion, $19.7 billion and $20.4 billion at the 2016, 2015, and 2014 measurement dates, respectively, which exceeded the carrying values by 21.0%, 13.0% and 5.5%, respectively. As such, no goodwill impairment was recorded during the years ended December 31, 2016, 2015 or 2014 to the REI reporting unit.
In connection with the annual goodwill impairment test, the fair value of the intangible assets were also analyzed, as discussed in Note 4 – Goodwill and Other Intangibles. Based on this analysis, there were no impairment charges recorded for the year ended December 31, 2016. The Company recorded impairment charges of $73.7 million and $86.4 million for the years ended December 31, 2015 and 2014, respectively.
The Company estimated the fair value of the two reporting units, REI and Cole Capital, using both the income and market approach in evaluating goodwill for impairment. The assumptions utilized in the income approach include, but are not limited to, revenue growth rates, future cash flows and a discount rate. The assumptions utilized in the market approach include, but are not limited to, future cash flows, the selection of comparable companies and measures of operating results and pricing multiples. AFFO and EBITDA multiples for market comparable companies were used to estimate the fair value of the REI and Cole Capital reporting units, respectively, by applying those multiples to the projected financial information prepared by management.
The uncertainties associated with the fair value assumptions for Cole Capital include, but are not limited to: (i) the Company’s ability to timely reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements, (ii) the timing and extent of capital raised and deployed on behalf of the Cole REITs, (iii) the actual timing of closing an offering or executing a liquidity event on behalf of a Cole REIT, and (iv) operations of future managed real estate programs. The uncertainties associated with the fair value assumptions for the goodwill allocated to the REI reporting unit are the same as the uncertainties for real estate assets.
If all other assumptions were held constant, increasing the discount rate by 1.0% for Cole Capital would increase the 2016 goodwill impairment charge by approximately $6.5 million or 5.4%. If all other assumptions were held constant, increasing the discount rate by 1.0% would decrease the percentage that the 2016 fair value exceeds the 2016 carrying value of the REI reporting unit from 21.0% to 8.6%.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Note 11 – Debt
As of December 31, 2016, the Company had $6.4 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.4 years and a weighted-average interest rate of 4.2%. The following table summarizes the carrying value of debt as of December 31, 2016 and December 31, 2015, and the debt activity for the year ended December 31, 2016 (in thousands):

		Year Ended December 31, 2016
	Balance as of December 31, 2015	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2016
Mortgage notes payable:
Outstanding balance	$3,039,882	$3,112	$(413,045)	$—	$2,629,949
Net premiums (1)	59,402	—	(2,313)	(20,338)	36,751
Deferred costs	(21,020)	(27)	522	3,892	(16,633)
Other debt:
Outstanding balance	33,463	—	(12,516)	—	20,947
Premium (1)	258	—	—	(166)	92
Mortgages and other debt, net	3,111,985	3,085	(427,352)	(16,612)	2,671,106
Corporate bonds:
Outstanding balance	2,550,000	1,000,000	(1,300,000)	—	2,250,000
Discount (2)	(2,745)	—	73	735	(1,937)
Deferred costs	(10,922)	(17,137)	1,898	4,322	(21,839)
Corporate bonds, net	2,536,333	982,863	(1,298,029)	5,057	2,226,224
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (2)	(17,779)	—	—	4,885	(12,894)
Deferred costs	(19,327)	—	—	5,561	(13,766)
Convertible debt, net	962,894	—	—	10,446	973,340
Credit facility:
Outstanding balance	1,460,000	1,033,000	(1,993,000)	—	500,000
Deferred costs (3)	(11,410)	—	4,313	3,675	(3,422)
Credit facility, net	1,448,590	1,033,000	(1,988,687)	3,675	496,578
2016 Term Loan:
Outstanding balance	—	300,000	(300,000)	—	—
Deferred costs	—	(2,764)	2,588	176	—
2016 Term Loan, net	—	297,236	(297,412)	176	—

Total debt	$8,059,802	$2,316,184	$(4,011,480)	$2,742	$6,367,248
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of December 31, 2016 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (2)	Outstanding Balance	Weighted-Average Interest Rate (3) (4)	Weighted-Average Years to Maturity (4)
Fixed-rate debt (1)	618	$5,083,978	$2,618,652	4.95%	4.6
Variable-rate debt	1	30,273	11,297	3.79%	0.6
Total (5)	619	$5,114,251	$2,629,949	4.95%	4.6
____________________________________

(1)	Includes $242.2 million of variable-rate debt fixed by way of interest rate swap arrangements.

(2)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(3)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of December 31, 2016.

(4)
Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable. Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate shall increase as specified in the respective loan agreement until the extended maturity date.

(5)
The table above does not include the loan amount associated with an unconsolidated joint venture of $20.4 million, none of which is recourse to the Company. This loan has a secured fixed rate of 5.20% and a maturity date of July 2021, with weighted-average years to maturity of 4.5 years as of December 31, 2016.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2016, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements, except for the loans in default described below, and had no restrictions on the payment of dividends.
During the years ended December 31, 2016 and 2015, the Company repaid mortgage notes payable resulting in a gain on extinguishment of debt of $0.3 million and loss on extinguishment of debt of $0.1 million, respectively, due to the write-off of unamortized premiums, net of deferred financing costs and prepayment penalties, which are included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
On December 30, 2016, the Company received a notice of default from the lender of a non-recourse loan secured by 16 properties, which had an outstanding balance of $11.6 million on the notice date, due to the Company’s non-repayment of the respective loan balance at maturity. The Company and the lender are assessing options in relation to the default.
On March 6, 2015, the Company received a notice of default from the lender of a non-recourse loan secured by two properties, which had an outstanding balance of $38.1 million on the notice date, due to the Company’s election not to make a reserve payment required per the loan agreement. The foreclosure sale of the first property securing the loan occurred during the three months ended June 30, 2016. As the loan was outstanding upon the foreclosure of the first property, the Company recorded a loss of $3.4 million in gain (loss) on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations for the year ended December 31, 2016. The foreclosure proceedings on the second property that secured the loan were completed during the three months ended September 30, 2016. As a result of the foreclosure sale and deed transfer of both properties securing the loan, the Company recognized a gain on forgiveness of debt of $19.1 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to December 31, 2016 (in thousands):

Total
2017	$287,094
2018	209,259
2019	229,547
2020	282,223
2021	383,110
Thereafter	1,238,716
Total	$2,629,949
Other Debt
As of December 31, 2016, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $20.9 million and remaining unamortized premium of $0.1 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to December 31, 2016 are $7.7 million and $13.2 million for the years ended 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of December 31, 2016 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Mortgage notes receivable	$6,791	$19,204
Intercompany mortgage loans	1,046	2,648
CMBS	13,110	34,114
Total	$20,947	$55,966
Corporate Bonds
As of December 31, 2016, the OP had $2.25 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance December 31, 2016	Interest Rate	Maturity Date
2019 Senior Notes	750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
Total balance and weighted-average interest rate	$2,250,000	4.056%
On February 6, 2014, the Operating Partnership issued, in a private offering, $2.55 billion aggregate principal amount of senior unsecured notes consisting of $1.3 billion aggregate principal amount of 2.000% senior notes due 2017 (the “2017 Senior Notes”), $750.0 million aggregate principal amount of 3.00% senior notes due 2019 (the “2019 Senior Notes”) and $500.0 million aggregate principal amount of 4.60% senior notes due 2024 (the “2024 Senior Notes”).
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
On July 5, 2016, the Company redeemed the 2017 Senior Notes, plus accrued and unpaid interest thereon and the required make-whole premium. Upon consummation of these transactions, the Company had no 2017 Senior Notes outstanding. The Company recorded a loss related to the early extinguishment of $13.2 million which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 30 or fewer days prior to the maturity date with respect to the 2019 Senior Notes and the 2021 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes and the 2026 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, (the “Securities Act”) and are freely transferable.
The indenture governing both our existing and new Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of December 31, 2016.
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
Convertible Debt
On July 29, 2013, the Company issued $300.0 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and, pursuant to an over-allotment exercise by the underwriters of such 2018 Convertible Notes offering, issued an additional $10.0 million aggregate principal amount of its 2018 Convertible Notes on August 1, 2013. On December 10, 2013, the Company issued an additional $287.5 million of the 2018 Convertible Notes by reopening the indenture governing the 2018 Convertible Notes. Also on December 10, 2013, the Company issued $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes” and, together with the 2018 Convertible Notes, the “Convertible Notes”). As of December 31, 2016, the outstanding aggregate balance of the Convertible Notes was $1.0 billion. The OP has issued corresponding identical convertible notes to the General Partner. The following table presents each of the 2018 Convertible Notes and the 2020 Convertible Notes listed below with their respective terms (dollar amounts in thousands):

	Outstanding Balance (1)	Interest Rate	Conversion Rate (2)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $12.9 million as of December 31, 2016. The discount will be amortized over the remaining term of 2.5 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of December 31, 2016, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

The 2018 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof at the Company’s option, in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018. The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of December 31, 2016.
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
December 31, 2016 – (Continued)

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
On July 31, 2015, the General Partner and the OP entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with Wells Fargo and other lenders party to the Credit Agreement. Pursuant to the Second Amendment, the maximum capacity under the Credit Facility was reduced from $3.6 billion to $3.3 billion, which included a reduction in the size of the $2.45 billion revolving credit facility to $2.3 billion and the elimination of the $150.0 million multicurrency revolving credit facility. The maximum aggregate dollar amount of letters of credit that was allowed outstanding at any one time under the Credit Facility was reduced from $50.0 million to $25.0 million. In respect of financial covenants, the Second Amendment reduced the Company’s minimum Unencumbered Asset Value (as defined in the Credit Agreement) from $10.5 billion to $8.0 billion.
As of December 31, 2016, the Credit Facility allowed for maximum borrowings of $2.8 billion, consisting of a $0.5 billion term loan facility (the “Credit Facility Term Loan”) and a $2.3 billion revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. During the year ended December 31, 2016, the Company repaid all of the outstanding borrowings under its revolving credit facility. Additionally, the Company repaid $0.5 billion of the Credit Facility Term Loan, resulting in the write-off of unamortized deferred financing costs of $4.3 million, which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations. As discussed in Note 12 – Derivatives and Hedging Activities, in connection with the early repayment of a portion of the Credit Facility Term Loan, the Company terminated two of its interest rate swaps, resulting in the reclassification of $3.3 million from accumulated other comprehensive loss to earnings, which is included in loss on derivative instruments, net in the accompanying consolidated statements of operations. The remaining outstanding balance on the Credit Facility Term Loan of $0.5 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.25% at December 31, 2016. As of December 31, 2016, a maximum of $2.3 billion was available to the OP for future borrowings, subject to borrowing availability.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion (up to 35% of which may be comprised of restaurant properties from June 30, 2016 to December 30, 2016 and up to 30% of which may be comprised of restaurant properties from December 31, 2016 on). The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2016.
2016 Term Loan
On June 2, 2016, the General Partner as guarantor, and the OP, as borrower, entered into a $300.0 million senior secured term loan facility (the “2016 Term Loan”), pursuant to a credit agreement (the “2016 Term Loan Agreement”) with JPMorgan Chase Bank, N.A., as the administrative agent, and certain other lenders party thereto. During the year ended December 31, 2016, the Company borrowed $300.0 million on the 2016 Term Loan and subsequently repaid the balance prior to December 31, 2016. In connection with the prepayment, the Company wrote-off the remaining unamortized deferred financing costs resulting in a loss of $2.6 million which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the year ended December 31, 2016, the Company reclassified $5.5 million from accumulated other comprehensive income into interest expense as a result of the hedged forecasted transactions affecting earnings.
The ineffective portion of the change in fair value of the derivatives designated that qualify as cash flow hedges is recognized directly in earnings. During the year ended December 31, 2016, the Company recorded a gain of $2.5 million in earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges which is included in loss on derivatives in the accompanying consolidated statements of operations. The ineffectiveness is primarily attributable to the designation of acquired interest rate swaps with a non-zero fair value at inception associated with the Cole Merger.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

During the year ended December 31, 2016, the Company terminated two of its interest rate swaps in connection with the early repayment of a portion of the Credit Facility Term Loan, as discussed in Note 11 – Debt, and accelerated the reclassification of a portion of the amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming probable not to occur. A loss of $3.3 million was recorded in relation to the acceleration, which is included in loss on derivative instruments, net in the accompanying consolidated statements of operations.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.8 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	December 31, 2016	December 31, 2015
Number of Instruments	14	16
Notional Amount	$690,816	$1,211,651
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$3	$1,794
Interest rate swaps	Deferred rent, derivative and other liabilities	$(3,547)	$(6,922)
In January 2014, the Company entered into an interest rate lock agreement with a notional amount of $250.0 million (the “Treasury Lock Agreement”). The Treasury Lock Agreement, which had an original maturity date of February 12, 2014, was entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year U.S. treasury rates related to the planned issuance of debt securities in conjunction with the merger of Cole Capital with and into a wholly owned subsidiary of the Company. In connection with the Company’s offering of Senior Notes in February 2014, the Company settled the Treasury Lock Agreement for $3.9 million, which was accounted for as a cash flow hedge, recorded to other comprehensive loss and will be amortized into earnings over the 10-year term of the Treasury Lock. The Company recognized $0.5 million of interest expense for the year ended December 31, 2016 related to the Treasury Lock Agreement.
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A loss of $0.3 million related to the change in the fair value of derivatives not designated as hedging instruments was recorded in loss on derivative instruments, net in the accompanying consolidated statements of operations for the year ended December 31, 2016. The Company recorded a loss of $1.5 million for the year ended December 31, 2015.
As of December 31, 2016 and December 31, 2015, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Swap	December 31, 2016	December 31, 2015
Number of Instruments	1	1
Notional Amount	$51,400	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate swaps	Rent and tenant receivables and other assets, net	$196	$98

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2016 and December 31, 2015 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2016	$199	$(3,547)	$—	$199	$(3,547)	$—	$—	$(3,348)
December 31, 2015	$1,892	$(6,922)	$—	$1,892	$(6,922)	$—	$—	$(5,030)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of December 31, 2016, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $4.3 million. As of December 31, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.3 million at December 31, 2016.
Note 13 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures:
Cash paid for interest	$317,170	$343,854	$330,652
Cash paid for income taxes	$20,279	$14,179	$7,616
Non-cash investing and financing activities:
Common stock issued in merger with Cole	$—	$—	$7,285,868
Accrued capital expenditures and real estate developments	$7,701	$1,499	$6,868
Accrued deferred financing costs	$3	$—	$—
Distributions declared and unpaid	$149,281	$133,817	$9,200
Accrued equity issuance costs	$9	$—	$—
Mortgage note payable relieved by foreclosure	$38,050	$53,798	$—
Mortgage notes payable assumed in real estate acquisition	$—	$—	$301,532
Mortgage notes payable assumed in real estate disposition	$55,000	$425,021	$461,111

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Note 14 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Accrued interest	$43,188	$56,273
Accrued real estate taxes	38,877	47,319
Accrued legal fees	17,827	9,212
Accounts payable	5,030	2,868
Accrued other	41,215	36,205
Total	$146,137	$151,877
Note 15 – Commitments and Contingencies
Litigation
The Company is involved in various routine legal proceedings and claims incidental to the ordinary course of its business. There are no material legal proceedings pending against the Company, except as follows:
Government Investigations and Litigation Relating to the Audit Committee Investigation
As previously reported, on October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. The Company also reported that the Audit Committee had based its conclusion on the preliminary findings of its investigation into concerns regarding accounting practices and other matters that were first reported to the Audit Committee in early September 2014 and that the Audit Committee believed that an error in the calculation of adjusted funds from operations for the first quarter of 2014 had been identified but intentionally not corrected when the Company reported its financial results for the three and six months ended June 30, 2014. Prior to the filing of the October 29 8-K, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Company has been cooperating with these regulators in their investigations.
In connection with these investigations, on September 8, 2016, the United States Attorney’s Office for the Southern District of New York announced the filing of criminal charges against the Company’s former Chief Financial Officer and former Chief Accounting Officer (the “Criminal Action”), as well as the fact that the former Chief Accounting Officer has pleaded guilty to the charges filed. The former Chief Financial Officer has pleaded not guilty, and his trial is currently scheduled to commence on June 12, 2017. Also on September 8, 2016, the SEC announced the filing of a civil complaint against the same two individuals in the United States District Court for the Southern District of New York (the “SEC Civil Action”). On October 12, 2016, the United States Attorney for the Southern District of New York filed a motion to intervene in and stay the SEC Civil Action until the conclusion of the Criminal Action. On November 1, 2016, the court in the SEC Civil Action granted the motion to intervene and granted the motion to stay with respect to all witness-related discovery, with some limited exceptions, as clarified in a subsequent ruling on December 15, 2016.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court at oral argument on June 1, 2016. The Company and the OP filed an answer to the second amended class action complaint on July 29, 2016. On September 8, 2016, the Court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants are not required to file new answers. In the September 8, 2016 order, the court also directed that document production should be substantially complete by December 15, 2016. On January 25, 2017, the court issued an order directing plaintiffs to file a motion for class certification by March 15, 2017 and defendants to file an opposition to the motion by May 5, 2017. The court scheduled a status conference on May 16, 2017.
The Company, certain of its former officers and current and former directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307; Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; and Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393 (the “Eton Park Action”) (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company has filed answers to the complaints in all of the Opt-Out Actions except for the Eton Park Action, in which it filed a motion to dismiss on February 10, 2017. Document production in the Opt-Out Actions is being coordinated with production in the SDNY Consolidated Securities Class Action.
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserts claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. On September 29, 2016, the court entered an order denying the Company’s motion to transfer and granting in part and denying in part the Company’s motion to dismiss. The Company filed an answer to the complaint on November 4, 2016. Discovery is ongoing.
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
On December 3, 2015, the Company was named as a nominal defendant and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the Circuit Court for Baltimore City in Maryland, Frampton v. Schorsch, et al., No. 24-C-15-006269 (the “Frampton Action”). The Frampton Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. By order dated November 4, 2016, the Frampton Action was stayed pending resolution of the SDNY Derivative Action.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

On June 10, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the Supreme Court of the State of New York, Kosky v. Schorsch, et al., No. 653093/2016 (the “Kosky Action”). The Kosky Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, negligence, and breach of contract. On October 6, 2016, the parties filed a stipulation staying the Kosky Action until resolution of the SDNY Consolidated Securities Class Action.
On October 6, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in United States District Court for the District of Maryland, captioned Meloche v. Schorsch, et al., 16-cv-03366 (the “Meloche Action”). An amended complaint was filed on January 17, 2017. The Meloche Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty and negligence. The Company is required to respond to the amended complaint by March 24, 2017.
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
CapLease Litigation Matters
Following the announcement of the merger agreement with CapLease in May 2013, a number of lawsuits were filed by CapLease stockholders, with only one action remaining pending:
On June 25, 2013, a putative class action and derivative lawsuit was filed in the Circuit Court for Baltimore City against the Company, the OP, CapLease, and members of the CapLease board of directors, among others, captioned Tarver v. CapLease, Inc., et al., No. 24-C-13-004176 (the “Tarver Action”). The complaint alleged, among other things, that the merger agreement was the product of breaches of fiduciary duty by the CapLease directors because the transaction purportedly did not provide for full and fair value for the CapLease shareholders and was not the result of a competitive bidding process, the merger agreement allegedly contained coercive deal protection measures and the merger was purportedly approved as a result of improper self-dealing by certain defendants who would receive certain alleged employment compensation benefits and continued employment pursuant to the merger agreement. In August 2013, counsel in the Tarver Action filed a motion for a stay in the Baltimore Court, informing the court that the plaintiff had agreed to join and participate in the prosecution of other actions concerning the CapLease transaction then pending in a New York court (which were subsequently dismissed). The stay was granted by the Baltimore Court and the parties have engaged in no subsequent activity in the Tarver Action. Consequently, the Tarver Action has been dismissed without prejudice for lack of prosecution.
Cole Litigation Matter
In December 2013, Realistic Partners filed a putative class action lawsuit against the Company and the then-members of its board of directors in the Supreme Court for the State of New York, captioned Realistic Partners v. American Realty Capital Partners, et al., No. 654468/2013. Cole was later added as a defendant. The plaintiff alleged, among other things, that the board of the Company breached its fiduciary duties in connection with the transactions contemplated under the Cole Merger Agreement (in connection with the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation) and that Cole aided and abetted those breaches. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of the Company’s stockholders. The proposed settlement terms required the Company to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by the Company with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including confirmatory discovery and court approval following notice to the Company’s stockholders, and provided that the defendants would not object to a payment of up to $625,000 for attorneys’ fees. If the parties enter into a stipulation of settlement, which has not occurred, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
2017	$14,393	$4,381
2018	14,217	4,298
2019	14,069	4,359
2020	13,433	4,381
2021	12,662	4,369
Thereafter	212,000	8,415
Total	$280,774	$30,203
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of December 31, 2016, Cole Capital was a party to eight purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 20 properties, subject to meeting certain criteria, for an aggregate purchase price of $489.1 million, exclusive of closing costs. As of December 31, 2016, Cole Capital had $3.7 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 16 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of December 31, 2016, the General Partner had approximately 974.1 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 974.1 million General Partner OP Units issued and outstanding as of December 31, 2016, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Offerings
On August 10, 2016, the Company issued 69.0 million shares of Common Stock in a public offering for net proceeds, after underwriting discounts and offering costs, of $702.5 million, which were used in part to repay the 2016 Term Loan and amounts under the Credit Facility. Concurrently, the Operating Partnership issued the General Partner 69.0 million General Partner OP Units.
On May 28, 2014, the General Partner closed on a public offering of 138.0 million shares of Common Stock. The net proceeds to the General Partner were $1.6 billion after deducting underwriting discounts, commissions and offering-related expenses. Concurrently, the Operating Partnership issued the General Partner 138.0 million General Partner OP Units.
Common Stock Continuous Offering Program

On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of December 31, 2016, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series D Preferred Stock
During the year ended December 31, 2013, the Company issued approximately 21.7 million shares of convertible preferred stock (“Series D Preferred Stock”) and 15.1 million shares of common stock, for gross proceeds of $288.0 million and $186.0 million, respectively.  The Company redeemed all outstanding Series D Preferred Stock and a corresponding number of Series D Preferred Units during the year ended December 31, 2014 for $316.1 million in cash.
Prior to the redemption, the Company concluded that the conversion option qualified as a derivative and should be bifurcated from the host instrument. At redemption, the Company recorded a loss of $13.6 million in relation to the conversion option in loss on derivative instruments, net in the consolidated statement of operations for the year ended December 31, 2014.
Series F Preferred Stock
As of December 31, 2016, the General Partner had approximately 42.8 million shares of Series F Preferred Stock and General Partner Series F Preferred Units and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Series F Preferred Stock distributions paid on a percentage basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Ordinary dividends	95.0%	75.9%	100.0%
Nontaxable distributions	—%	—%	—%
Capital gain distributions	5.0%	24.1%	—%
Total	100%	100%	100%
Limited Partner OP Units
As of December 31, 2016, the Operating Partnership had approximately 23.75 million Limited Partner OP Units outstanding, following the conversion of 15,450 Limited Partner OP Units, owned by a party unaffiliated with the Former Manager, into shares of the Company's Common Stock pursuant to the terms of the LPA. As of December 31, 2015, the Operating Partnership had approximately 23.76 million Limited Partner OP Units outstanding.
As of December 31, 2016, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of common shares. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Common Stock Dividends
On December 23, 2014, in connection with the amendments to the Credit Facility, the Company agreed to suspend the payment of dividends on its common stock until it complied with periodic financial reporting and related requirements. On March 30, 2015, the Company satisfied these financial statement and other information requirements and subsequently declared quarterly dividends to stockholders of record each quarter from the third quarter of the year ended December 31, 2015 through the third quarter of the year ended December 31, 2016 of $0.1375 per share of common stock (representing an annualized dividend rate of $0.55 per share). The Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2016 on November 1, 2016 to stockholders of record as of December 30, 2016, which was paid on January 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the common stock distributions paid on a percentage basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Ordinary dividends	95.0%	75.9%	6.0%
Nontaxable distributions	—%	—%	94.0%
Capital gain distributions	5.0%	24.1%	—%
Total	100%	100%	100%
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the year ended December 31, 2016, the General Partner repurchased 481,261 shares to satisfy the federal and state tax withholding on behalf of individuals.
Note 17 – Equity-based Compensation
Equity Plan
The General Partner has adopted an equity plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common Stock (“Restricted Shares”), restricted stock units (“Restricted Stock Units”), deferred stock units (“Deferred Stock Units”), dividend equivalent rights and other stock-based awards to the General Partner’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who provide services to the General Partner or its affiliates. To date, the General Partner has granted fully vested shares of Common Stock, Restricted Shares, Restricted Stock Units and Deferred Stock Units under the Equity Plan. Restricted Shares provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. In accordance with U.S. GAAP, Restricted Shares are considered issued and outstanding. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting of Restricted Stock Units or Deferred Stock Units, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of December 31, 2016, the General Partner had cumulatively awarded under its Equity Plan approximately 4.1 million Restricted Shares, net of the forfeiture of 3.6 million Restricted Shares through that date, 3.4 million Restricted Stock Units, net of the forfeiture of 0.5 million Restricted Stock Units through that date, and 0.2 million Deferred Stock Units, collectively representing approximately 7.7 million shares of Common Stock. Accordingly, as of such date, approximately 92.1 million additional shares were available for future issuance.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

During the years ended December 31, 2015 and 2014, the General Partner awarded 5,634 and 165,838 shares of Common Stock, respectively. The fair value of the awards was determined using the closing stock price on the grant date and expensed in full on the grant date. The Company recorded $0.1 million and $2.0 million of compensation expense related to the awards for the years ended December 31, 2015 and 2014, respectively, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. No such shares of Common Stock were awarded during the year ended December 31, 2016.
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
During the years ended December 31, 2016, 2015 and 2014 the Company recorded $2.7 million, $3.9 million and $29.7 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2016, there was $3.6 million of unrecognized compensation expense related to the Restricted Shares with a weighted-average remaining term of 1.9 years.
The following table details the activity of the Restricted Shares during the year ended December 31, 2016:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2014	2,684,062	$13.84
Granted	4,010	9.76
Vested	(989,621)	13.88
Forfeited	(458,789)	13.68
Unvested shares, December 31, 2015	1,239,662	$13.86
Granted	—	—
Vested	(586,863)	$13.91
Forfeited	(90,393)	$14.08
Unvested shares, December 31, 2016	562,406	$13.78
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the years ended December 31, 2016 and 2015, the Company recorded $3.4 million and $1.8 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. No Time-based Restricted Stock Units were awarded during the year ended December 31, 2014. As of December 31, 2016, there was $6.3 million of unrecognized compensation expense related to the Time-Based Restricted Stock Units with a weighted-average remaining term of 1.8 years.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan. Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company. The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During each of the years ended December 31, 2016 and 2015, the Company recorded $0.8 million of expense related to Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. No Deferred Stock Units were awarded during the year ended December 31, 2014. As of December 31, 2016, there is no unrecognized compensation expense related to the Deferred Stock Units.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the year ended December 31, 2016.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	671,405	9.61	90,076	8.75
Vested	(41,112)	9.46	(90,076)	8.75
Forfeited	(41,155)	9.76	—	—
Unvested units, December 31, 2015	589,138	$9.61	—	$—
Granted	736,427	7.82	87,513	9.18
Vested	(199,556)	9.52	(87,513)	9.18
Forfeited	(40,095)	8.68	—	—
Unvested units, December 31, 2016	1,085,914	$8.43	—	$—
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
The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date was determined using a Monte Carlo simulation, which took into account multiple input variables that determine the probability of satisfying the Market Condition. The method required the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense was recognized on a straight-line basis over the derived service period regardless of whether the Market Condition was satisfied, provided that the requisite service condition had been achieved. The Market-Based Restricted Stock Units were fully expensed during the year ended December 31, 2015; however, the Company recorded contra-expense due to the forfeiture of such awards. During the years ended December 31, 2016 and 2015, the Company recorded contra-expense of $0.8 million related to forfeitures and expense of $6.0 million, respectively, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. There were no such expenses related to the Market-Based Restricted Stock Units for the year ended December 31, 2014. As of December 31, 2016, there is no unrecognized compensation expense related to the Market-Based Restricted Stock Units.
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the years ended December 31, 2016 and 2015, the Company recorded $4.6 million and $1.9 million, respectively, of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. There were no such expenses related to the LTI Target Awards for the year ended December 31, 2014. As of December 31, 2016, there is $7.1 million of unrecognized compensation expense related to the LTI Target Awards with a weighted-average remaining term of 1.6 years.
The following table details the activity of the unvested Market-Based Restricted Stock Units and the LTI Target Awards during the year ended December 31, 2016.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2014	—	$—	—	$—
Granted	922,686	8.57	816,783	11.42
Vested	—	—	(3,311)	11.77
Forfeited	(217,882)	8.53	(82,024)	11.77
Unvested units, December 31, 2015	704,804	$8.58	731,448	$11.38
Granted	—	—	855,471	7.14
Vested	(610,839)	8.58	(8,065)	11.44
Forfeited	(93,965)	8.58	(56,367)	11.15
Unvested units, December 31, 2016	—	$—	1,522,487	$9.00
Director Stock Plan
The General Partner adopted the Non-Executive Director Stock Plan (the “Director Stock Plan”), which provided for the grant of Restricted Shares of Common Stock to each of the General Partner’s non-executive directors. As of December 31, 2014, a total of 99,000 shares of Common Stock was reserved for issuance under the Director Stock Plan and the General Partner had awarded 45,000 of such shares. As of December 31, 2015, all shares awarded by the General Partner have vested and there was no activity within the Director Stock Plan during the years ended December 31, 2016 or 2015. In accordance with the LPA, the Operating Partnership issued an equal number of General Partner OP Units when the General Partner awarded shares under the Director Stock Plan.
The fair value of these Restricted Shares, as well as the corresponding General Partner OP Units issued by the Operating Partnership, under the Director Stock Plan is determined based upon the closing stock price on the grant date.
Multi-Year Outperformance Plans
Upon consummation of the the acquisition of American Realty Capital Trust III, Inc. on February 28, 2013 (the “ARCT III Merger”), the Company entered into the 2013 Advisor Multi-Year Outperformance Agreement (the “OPP”) with the Former Manager, whereby the Former Manager was able to earn compensation upon the attainment of stockholder value creation targets.
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
During the year ended December 31, 2014, the Operating Partnership recorded expenses of $1.6 million for the LTIP Units under the OPP, which is recorded in general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2014, all LTIP Units under the OPP were earned and $93.9 million of the expense was allocated to the non-controlling interest on the consolidated balance sheet.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
During the three months ended December 31, 2014, all of the Participants in the 2014 OPP departed from the Company and forfeited all of their interests in the 2014 OPP. As such, all equity-based compensation expense related to the 2014 OPP was reversed in the three months ended December 31, 2014 and no expense was recorded during the year ended December 31, 2015 or 2016.
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
In 2014, the Company and ARCT IV incurred commissions, fees and expenses payable to the Former Manager and its affiliates including Realty Capital Securities, LLC (“RCS”), RCS Advisory Services, LLC (“RCS Advisory”), AR Capital, LLC (“ARC”), ARC Advisory Services, LLC (“ARC Advisory”), American Realty Capital Advisors IV, LLC (the “ARCT IV Advisor”), American National Stock Transfer, LLC (“ANST”) and ARC Real Estate Partners, LLC (“ARC Real Estate”). As a result of the departures of certain officers and directors in December 2014, the Former Manager and its affiliates are no longer affiliated with the Company.
The Audit Committee Investigation identified certain payments made by the Company to the Former Manager and its affiliates that were not sufficiently documented or that otherwise warranted scrutiny. As of December 31, 2014, the Company had recovered consideration valued at $8.5 million in respect of such payments. The Company is considering whether it has a right to seek recovery for any other such payments and, if so, its alternatives for seeking recovery. The Company believes it has potential claims against recipients of certain OP Units and has engaged in discussions with affiliates of the Former Manager regarding pending redemption requests. Prior to any resolution, the Company does not currently intend to satisfy any of the redemption requests. See Note 16 – Equity for further discussion. As of December 31, 2016 and 2015, no asset has been recognized in the accompanying consolidated financial statements related to any potential recovery.
The following table summarizes the related party fees and expenses incurred by the Company and ARCT IV by category and the aggregate amounts contained in such categories for the period presented (in thousands). During the years ended December 31, 2016 and 2015, there were no transactions with the Former Manager or any of the Former Manager’s affiliates.

Year Ended December 31,
2014
Expenses and capitalized costs:
Offering related costs	$2,150
Acquisition related expenses	1,652
Litigation, merger and other non-routine costs, net of insurance recoveries	137,778
Management fees to affiliates	13,888
General and administrative expenses	16,089
Indirect affiliate expenses	10,975
Total	$182,532

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The following sections below further expand on the summarized related party transactions listed above. Unless otherwise indicated, all of the related party fees and expenses discussed below were incurred and recognized during the year ended December 31, 2014. No such expenses were incurred during the years ended December 31, 2016 and 2015.
Offering Related Costs
The Company and ARCT IV recorded commissions, fees and offering cost reimbursements for services provided to the Company, and ARCT IV, as applicable, by affiliates of the Former Manager during the period indicated (in thousands):

Year Ended December 31,
2014
Offering related costs
Offering costs and other reimbursements	$2,150
RCS served as the dealer-manager of ARCT IV’s initial public offering and received fees and compensation in connection with those transactions. RCS received a selling commission of 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers and 3% of the gross proceeds from the sale of common stock, before reallowance to participating broker-dealers, as a dealer manager fee in each of the initial public offerings. In addition, the Company reimbursed RCS for services relating to the Company’s at-the-market equity program during 2014. Offering related costs are included in offering costs in the accompanying consolidated statements of changes in equity.
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
Litigation, Merger and Other Non-Routine Costs, Net of Insurance Recoveries
The Company and ARCT IV incurred fees and expenses payable to the Former Manager and its affiliates for services related to mergers and other non-routine transactions, as discussed below.
The table below shows fees and expenses attributable to each merger and other non-routine transaction during the year ended December 31, 2014 (in thousands).

	Year Ended December 31, 2014
	ARCT IV Merger	Internalization and Other	Cole Merger	Multi-tenant Spin Off	Total
Merger related costs:
Strategic advisory services	$8,400	$—	$17,115	$1,750	$27,265
Personnel costs and other reimbursements	—	—	72	—	72
Litigation and other non-routine costs:
Post-transaction support services	1,352	10,000	—	—	11,352
Subordinated distribution fees	78,244	—	—	—	78,244
Furniture, fixtures and equipment	5,800	10,000	—	—	15,800
Personnel costs and other reimbursements	417	—	1,728	—	2,145
Other fees and expenses	—	—	2,900	—	2,900
Total	$94,213	$20,000	$21,815	$1,750	$137,778

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Merger Related Costs
ARCT IV Merger
Pursuant to ARCT IV’s advisory agreement with the ARCT IV Advisor, ARCT IV agreed to pay the ARCT IV Advisor a brokerage commission on the sale of property in connection with the ARCT IV Merger. At the time of the ARCT IV Merger, ARCT IV paid $8.4 million to the ARCT IV Advisor in connection with this agreement. These commissions were included in litigation, merger and other non-routine costs, net of insurance recoveries in the accompanying consolidated statements of operations for the year ended December 31, 2014.
Cole Merger
The Company entered into an agreement with RCS under which RCS agreed to provide strategic and financial advisory services to the Company in connection with the Cole Merger. The Company agreed to pay a fee equal to 0.25% of the transaction value upon the consummation of the transaction and reimburse out of pocket expenses. The Company incurred and recognized $14.2 million in expense from this agreement in the year ended December 31, 2014.
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
Multi-tenant Spin-off
The Company entered into an agreement with RCS, under which RCS agreed to provide strategic and financial advisory services to the Company in connection with a spin-off of the Company’s multi-tenant shopping center business. During the year ended December 31, 2014, the Company incurred $1.8 million of such fees, which are included in litigation, merger and other non-routine costs, net of insurance recoveries in the accompanying consolidated statements of operations.
Other Non-Routine Transactions
Post-Transaction Support Services
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
ARCT IV Merger Subordinated Distribution Fee
On January 3, 2014, the OP entered into a contribution and exchange agreement with the ARCT IV OP, American Realty Capital Trust IV Special Limited Partner, LLC (the “ARCT IV Special Limited Partner”) and ARC Real Estate. The ARCT IV Special Limited Partner was entitled to receive certain distributions from the ARCT IV OP, including the subordinated distribution of net sales proceeds resulting from an “investment liquidity event” (as defined in the agreement of limited partnership of the ARCT IV OP). The ARCT IV Merger constituted an “investment liquidity event,” due to the attainment of the 6.0% performance hurdle and the return to ARCT IV’s stockholders of $358.3 million in addition to their initial investment. Pursuant to the contribution and exchange agreement, the ARCT IV Special Limited Partner contributed its interest in the ARCT IV OP, inclusive of the$78.2 million of subordinated distribution proceeds received, to the ARCT IV OP in exchange for 2.8 million ARCT IV OP Units. Upon consummation of the ARCT IV Merger, these ARCT IV OP Units were immediately converted into 6.7 million OP Units after application of the applicable ARCT IV Exchange Ratio. In conjunction with the ARCT IV Merger Agreement, the ARCT IV Special Limited Partner agreed to hold its OP Units for a minimum of two years before converting them into shares of the Company’s Common Stock.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Furniture, Fixtures and Equipment and Other Assets
The Company entered into three agreements with affiliates of the Former Manager and the Former Manager (the “Sellers”), as applicable, pursuant to which, the Sellers sold the OP certain furniture, fixtures and equipment and other assets (“FF&E”) used by the Sellers in connection with managing the property-level business and operations and accounting functions of the Company and the OP. The Company incurred and recorded $15.8 million to purchase the FF&E and other assets during the year ended December 31, 2014. The Company has concluded that there was no evidence of the receipt and it could not support the value of the FF&E and other assets. As such, the Company expensed the amount originally capitalized and recognized the expense in litigation, merger and other non-routine costs, net of insurance recoveries during the fourth quarter of 2014.
Personnel Costs and Other Reimbursements
The Company and ARCT IV incurred expenses of and paid $1.4 million to RCS Advisory, $0.6 million to ANST and $0.1 million to RCS for personnel costs and reimbursements in connection with non-recurring transactions during the year ended December 31, 2014.
Other Fees and Expenses
In connection with the closing of the Cole Merger, the Company paid $2.9 million to RCS Advisory during the year ended December 31, 2014.
Management Fees to Affiliates
The Company and ARCT IV recorded fees and reimbursements for services provided by the Former Manager and its affiliates related to the operations of the Company and ARCT IV during the year ended December 31, 2014 (in thousands). No such fees were incurred during the years ended December 31, 2016 and 2015.

Year Ended December 31,
2014
Management fees to affiliates:
Asset management fees	$13,888
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
The calculation of the ARCT IV asset management fees was equal to: (i) 0.1875% of the cost of ARCT IV’s assets; divided by (ii) the value of one share of ARCT IV common stock as of the last day of such calendar quarter. When approved by the board of directors, the ARCT IV Class B Units were issued to the ARCT IV Advisor quarterly in arrears pursuant to the terms of the ARCT IV Operating Partnership agreement. During the year ended December 31, 2013, ARCT IV’s board of directors approved the issuance of 492,483 ARCT IV Class B Units to the ARCT IV Advisor in connection with this arrangement. As of December 31, 2013, ARCT IV did not consider achievement of the performance condition to be probable and no expense was recorded at that time. The ARCT IV Advisor received distributions on unvested ARCT IV Class B Units equal to the distribution rate received on the ARCT IV common stock. The performance condition related to the 498,857 ARCT IV Class B Units, which includes units issued for the period of January 1, 2014 through the ARCT IV Merger Date, was satisfied upon the completion of the ARCT IV Merger. These ARCT IV Class B Units immediately converted into OP Units at the 2.3961 exchange ratio and the Company recorded an expense of $13.9 million based on the fair value of the ARCT IV Class B Units during the year ended December 31, 2014. No expense was recognized during the years ended December 31, 2016 and 2015.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

General and Administrative Expenses
The Company and ARCT IV recorded general and administrative expenses as shown in the table below for services provided by the Former Manager and its affiliates related to the operations of the Company and ARCT IV during the period indicated (in thousands):

Year Ended December 31,
2014
General and administrative expenses:
Advisory fees and reimbursements	$2,015
Equity awards	14,074
Total	$16,089
Advisory Fees and Reimbursements
The Company and ARCT IV agreed to pay certain fees and reimbursements during the year ended December 31, 2014 to the Former Manager and its affiliates, as applicable, for their out-of-pocket costs, including without limitation, legal fees and expenses, due diligence fees and expenses, other third party fees and expenses, costs of appraisals, travel expenses, nonrefundable option payments and deposits on properties not acquired, accounting fees and expenses, title insurance premiums and other closing costs, personnel costs and miscellaneous expenses relating to the selection, acquisition and due diligence of properties or general operation of the Company. During the year ended December 31, 2014, these expenses totaled $2.0 million. No such expenses were incurred during the years ended December 31, 2016 and 2015.
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
During the year ended December 31, 2014, the Company granted 796,075 restricted share awards to employees of affiliates of the Former Manager as compensation for certain services and 87,702 restricted stock awards to two directors who were affiliates of the Former Manager. The grant date fair value of the awards of $12.5 million for the year ended December 31, 2014 was recorded in general and administrative expenses in the accompanying consolidated statements of operations. No such expenses or grants were made to employees of affiliates of the Former Manager during the years ended December 31, 2016 and 2015.
Indirect Affiliate Expenses
The Company incurred fees and expenses payable to affiliates of the Former Manager or payable to a third party on behalf of affiliates of the Former Manager for amenities related to certain buildings, as explained below. These expenses are depicted in the table below for the year ended December 31, 2014 (in thousands). No such expenses were incurred during the years ended December 31, 2016 and 2015.

Year Ended December 31,
2014
Indirect affiliate expenses:
Audrain building	$8,724
ANST office build-out	462
New York (405 Park Ave.) office	1,659
Dresher, PA office	92
North Carolina office	38
Total	$10,975

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
In addition, on October 4, 2013, the Company entered into a lease agreement with a subsidiary of ARC Real Estate for a term of 15 years with annual base rent of $0.4 million requiring monthly payments beginning on that date. As there were tenants occupying the building when it was purchased, these tenants subleased their premises from the Company until their leases terminated. During the year ended December 31, 2014, the Company incurred and paid $0.3 million for base rent, which was partially offset by $17,000 of rental revenue received from the subtenants. No rental revenue was received during the years ended December 31, 2016 and 2015.
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
December 31, 2016 – (Continued)

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
Investment in an Affiliate of the Former Manager
During the year ended December 31, 2013, the Company invested $10.0 million in a real estate fund advised by an affiliate of the Former Manager, American Real Estate Income Fund, which invests primarily in equity securities of other publicly traded REITs, and subsequently reinvested dividends totaling $0.1 million in the fund. As of December 31, 2014, the Company sold substantially all of its investment, with a remaining investment value of less than $0.1 million. As of December 31, 2016 and 2015, the Company sold all of its investments in the fund.
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
All other organization and offering expenses associated with the sale of the Cole REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Cole REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Cole REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. During the three months ended December 31, 2016 and 2015, the Company assessed the expected collectability of the program development costs based on assumptions used to evaluate goodwill and intangible asset impairments and recorded additional reserves for uncollectible amounts of $11.1 million and $11.3 million, respectively. The Company recorded an additional reserve for uncollectible amounts of $3.2 million during the year ended December 31, 2016, related to the closing of CCIT II’s primary offering. These amounts are recorded in general and administrative expenses in the accompanying statements of operations. As of December 31, 2016 and December 31, 2015, the Company had organization and offering costs recorded as program development costs, included in rent and tenant receivables and other assets, net in the consolidated balance sheets, of $3.2 million and $12.9 million, respectively, which were net of reserves of $31.7 million and $34.8 million, respectively.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The following table shows the offering fee summary information for the Cole REITs as of December 31, 2016:

Program	Selling Commissions (1)	Dealer Manager Fees (2)		Annual Distribution and Stockholder Servicing Fee (2)
Open Programs (3)(4)
CCPT V (5)
Class A Shares	7%	2%		—%
Class T Shares (6)	3%	2%		1.0%	(7) (8)

INAV
Wrap Class Shares	—%	0.55%	(8)	—%
Advisor Class Shares	up to 3.75%	0.55%	(8)	0.5%	(8)
Institutional Class Shares	—%	0.25%	(8)	—%

CCIT III (5)(9)
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(8)
_______________________________________________

(1)	The Company reallowed 100% of selling commissions earned to participating broker-dealers during the years ended December 31, 2016 and 2015 and 2014.

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

(4)	CCIT II closed its offering during the three months ended September 30, 2016. The program’s fee structure was similar to that of CCPT V.

(5)	The maximum amount of the distribution and stockholder servicing fee with respect to sales of Class T shares is 4.0% of the gross offering proceeds for CCPT V and CCIT III.

(6)	Commencing on April 29, 2016, CCPT V began offering Class T shares of common stock in addition to the class of shares of common stock previously offered (now referred to as Class A shares).

(7)
During the three months ended December 31, 2016, the annual distribution and stockholder servicing fee was amended to be 1.0%. Prior to the amendment, the distribution and stockholder servicing fee was 0.8% per annum.

(8)
Fees are accrued daily in the amount of 1/365th of a percentage of the estimated per share NAV and payable monthly in arrears. Distribution and stockholder servicing fees continue to be paid after the offering closes.

(9)
On September 22, 2016, the registration statement for the initial public offering of CCIT III was declared effective by the SEC, consisting of Class A shares of common stock and Class T shares of common stock.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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
The following table shows the transaction-related fees for the Cole REITs and other real estate programs as of December 31, 2016:

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
The following table shows the management fees for the Cole REITs and other real estate programs as of December 31, 2016:

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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Offering-related fees and reimbursements
Selling commissions (1)	$19,943	$14,101	$57,023
Dealer manager and distribution fees (2)	8,307	5,131	17,533
Reimbursement revenue	8,283	5,178	12,553
Offering-related fees and reimbursements	36,533	24,410	87,109

Transaction service fees and reimbursements
Acquisition fees	9,733	18,742	60,426
Disposition fees (3)	—	4,974	—
Reimbursement revenues	2,800	2,165	4,284
Transaction service fees and reimbursements	12,533	25,881	64,710

Management fees and reimbursements
Asset and property management fees and leasing fees	220	452	596
Advisory and performance fee revenue	51,099	44,948	40,906
Reimbursement revenues	17,585	13,843	8,806
Management fees and reimbursements	68,904	59,243	50,308

Interest income on Affiliate Lines of Credit	453	1,275	307

Total related party revenues(4)	$118,423	$110,809	$202,434
___________________________________

(1)	The Company reallowed 100% of selling commissions earned to participating broker-dealers during the years ended December 31, 2016, 2015 and 2014.

(2)
During the years ended December 31, 2016, 2015 and 2014, the Company reallowed $3.2 million, $2.1 million and $9.2 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)	The Company earned a disposition fee of $4.4 million on behalf of CCIT when CCIT merged with Select Income REIT on January 29, 2015.

(4)	Total related party revenues excludes fees earned from 1031 real estate programs of $1.4 million, $5.3 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Investment in the Cole REITs
As of December 31, 2016 and 2015, the Company owned aggregate equity investments of $4.7 million and $4.1 million, respectively, in the Cole REITs and other affiliated offerings. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income (loss) from the Cole REITs in equity in income (loss) and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.3 million of net loss, $46,000 of net income and $1.6 million of net loss, respectively, from the Cole REITs.
The table below presents certain information related to the Company’s investments in the Cole REITs as of December 31, 2016 (carrying amount in thousands):

	December 31, 2016
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	0.93%	$1,396
INAV	0.08%	140
CCIT II	0.44%	1,259
CCIT III	86.72%	1,440
CCPT IV	0.01%	113
Funds not yet in offering	100.00%	400
		$4,748

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

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

The settlement included: $42.7 million in cash paid by RCAP to the Company; a $15.3 million unsecured note issued by RCAP to the Company; and a release of the Company from its obligation to pay $2.0 million to RCAP for services performed in relation to the Company’s Common Stock offering in 2014. This settlement is included in other income, net in the accompanying consolidated statements of operations. The Company and RCAP also agreed to work together to terminate, unwind or otherwise discontinue all agreements, arrangements and understandings between the two parties and any of their respective subsidiaries. See Note 8 – Mortgage Notes Receivable for further discussion on the unsecured note and the Company’s inclusion of the entire amount of the note in reserve for loan loss in 2015 in the accompanying consolidated statements of operations.
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, was $16,000 and $0.2 million as of December 31, 2016 and 2015, respectively, related to amounts due to the Cole REITs.
Due from Affiliates
As of December 31, 2016 and 2015, $11.0 million and $10.6 million, respectively, was expected to be collected from affiliates, excluding balances from the Cole REITs’ lines of credit, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”) . The Subordinate Promissory Note bears variable interest rates of one month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and matures on September 22, 2017. As of December 31, 2016, the Subordinate Promissory Note had an interest rate of 5.12% and $10.3 million was outstanding.
As of December 31, 2015, the Company had revolving line of credit agreements in place with CCIT II and CCPT V (the “Affiliate Lines of Credit”) that provided for maximum borrowings of $60.0 million to each of CCIT II and CCPT V and bore variable interest rates of one month LIBOR plus 2.20%. As of December 31, 2015, there was $50.0 million outstanding on the Affiliate Lines of Credit. During the year ended December 31, 2016, the Affiliate Lines of Credit matured and no amounts were outstanding as of December 31, 2016.
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the years ended December 31, 2016, 2015 and 2014 (in thousands,except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to the General Partner	$(195,863)	$(316,353)	$(977,185)
Dividends to preferred shares and units	(71,892)	(71,892)	(98,722)
Net loss available to the General Partner	(267,755)	(388,245)	(1,075,907)
Earnings allocated to participating securities	(492)	(410)	(5,335)
Net loss available to common stockholders used in basic and diluted net loss per share	$(268,247)	$(388,655)	$(1,081,242)

Weighted average number of common stock outstanding - basic and diluted	931,422,844	903,360,763	793,150,098

Basic and diluted net loss per share attributable to common stockholders	$(0.29)	$(0.43)	$(1.36)
For the year ended December 31, 2016, diluted net loss per share attributable to common stockholders excludes approximately 0.9 million of unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.
For the year ended December 31, 2015, diluted net loss attributable to common stockholders excludes approximately 3.3 million of unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.
For the year ended December 31, 2014, dilutive net loss attributable to common stockholders excludes approximately 5.4 million of unvested Restricted Shares and approximately 24.7 million OP Units as the effect would have been antidilutive.
Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss attributable to the Operating Partnership	$(200,810)	$(324,766)	$(1,010,758)
Dividends to preferred units	(71,892)	(71,892)	(98,722)
Net loss available to the Operating Partnership	(272,702)	(396,658)	(1,109,480)
Earnings allocated to participating units	(492)	(410)	(5,335)
Net loss available to common unitholders used in basic and diluted net loss per unit	$(273,194)	$(397,068)	$(1,114,815)

Weighted average number of common units outstanding - basic and diluted	955,181,238	927,124,560	817,883,937

Basic and diluted net loss per unit attributable to common unitholders	$(0.29)	$(0.43)	$(1.36)
For the year ended December 31, 2016, diluted net loss per unit attributable to common unitholders excludes approximately 0.9 million of unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
For the year ended December 31, 2015, diluted net loss attributable to common unitholders excludes approximately 3.3 million of unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
For the year ended December 31, 2014, dilutive net loss attributable to common unitholders excludes approximately 5.4 million of unvested Restricted Shares as the effect would have been antidilutive.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Note 20 – Income Taxes
As a REIT, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its shareholders as long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains), with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate.
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a benefit from income taxes of $9.8 million, $39.9 million and $40.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in benefit from income taxes in the accompanying consolidated statements of operations.
REI Income Taxes
The REI segment recognized a provision for income taxes of $6.1 million, $3.6 million and $7.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in benefit from income taxes in the accompanying consolidated statements of operations.
The following table presents the reconciliation of the benefit from income taxes with the amount computed by applying the statutory federal income tax rate to loss before income taxes for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016		2015		2014
Consolidated loss before taxes	$(204,525)		$(359,795)		$(1,044,176)
Loss from non-taxable entities	64,081		128,545		714,508
Loss attributable to taxable subsidiaries before income taxes	(140,444)		(231,250)		(329,668)
Federal provision at statutory rate	(49,155)	35.0%	(80,938)	35.0%	(115,384)	35.0%
State income taxes and other	(2,982)	2.1%	(7,813)	3.4%	(3,266)	1.0%
Impairment of goodwill	42,326	(30.1)%	48,879	(21.1)%	78,073	(23.7)%
Total benefit from Cole Capital income taxes	$(9,811)	7.0%	$(39,872)	17.3%	$(40,577)	12.3%
REI state income taxes	6,110		3,569		7,313
Total benefit from income taxes	$(3,701)		$(36,303)		$(33,264)
The following table presents the components of the benefit from income taxes for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$3,225	$10,122	$(6,306)
State	(2,900)	2,248	(947)
Total current provision (benefit)	325	12,370	(7,253)
Deferred
Federal	(8,871)	(45,416)	(28,968)
State	(1,265)	(6,826)	(4,356)
Total deferred benefit	(10,136)	(52,242)	(33,324)

REI state income taxes	6,110	3,569	7,313

Total benefit from income taxes	$(3,701)	$(36,303)	$(33,264)

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

The components of the net deferred tax assets as of December 31, 2016 and 2015, which are included in the accompanying consolidated balance sheet, are as follows (in thousands):

	December 31, 2016	December 31, 2015
Intangible assets	$(7,858)	$(17,943)
Accrued compensation	6,163	6,251
Fixed assets	(3,155)	(5,192)
Program development costs	11,668	13,310
Equity-based compensation	4,249	4,700
Other	1,228	1,030
Total net deferred tax asset	$12,295	$2,156
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2016, 2015 or 2014. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2012.
Note 21 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016		December 31, 2016
Revenues	$369,020	$371,019	$362,915		$351,869
Net (loss) income	(116,080)	3,233	30,246		(118,223)

Net (loss) income attributable to the General Partner	(113,086)	3,146	29,495		(115,418)
Dividends to preferred shares and units	(17,973)	(17,973)	(17,973)		(17,973)
Earnings allocated to participating securities (1)	(125)	(210)	(154)		(89)
Net (loss) income available to common stockholders used in basic net (loss) income per share (1)	(131,184)	(15,037)	11,368		(133,480)
Income attributable to limited partners (1)	—	—	739		—
Net (loss) income available to common stockholders and limited partners used in diluted net (loss) income per share(1)	$(131,184)	$(15,037)	$12,107		$(133,480)

Weighted-average shares outstanding - basic	903,825,726	904,107,378	943,480,170		973,681,227
Effect of Limited Partner OP Units and dilutive securities	—	—	25,206,373		—
Weighted average number of common stock outstanding - diluted	903,825,726	904,107,378	968,686,543		973,681,227

Basic and dilutive net (loss) income per share attributable to common stockholders (2)	$(0.15)	$(0.02)	$0.01	(3)	$(0.14)
_______________________________________________

(1)	Amounts for each period are calculated independently. The sum of the quarters may differ from the annual amount.

(2)
The sum of the quarterly net income (loss) per share amounts do not agree to the full year net loss per share amounts. The Company calculates net loss per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

(3)	Represents dilutive net income per share attributable to common stockholders and limited partners.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$369,020	$371,019	$362,915	$351,869
Net (loss) income	(116,080)	3,233	30,246	(118,223)

Net (loss) income attributable to the OP	(116,041)	3,229	30,234	(118,232)
Dividends to preferred units	(17,973)	(17,973)	(17,973)	(17,973)
Earnings allocated to participating units (1)	(125)	(210)	(154)	(89)
Net (loss) income available to common unitholders used in basic and diluted net (loss) income per unit (1)	$(134,139)	$(14,954)	$12,107	$(136,294)

Weighted-average shares outstanding - basic	927,589,523	927,871,175	967,237,921	997,429,574
Effect of dilutive securities	—	—	1,448,622	—
Weighted-average shares outstanding - diluted	927,589,523	927,871,175	968,686,543	997,429,574

Basic and diluted net (loss) income per unit attributable to common unitholders (2)	$(0.15)	$(0.02)	$0.01	$(0.14)
_______________________________________________

(1)	Amounts for each period are calculated independently. The sum of the quarters may differ from the annual amount.

(2)
The sum of the quarterly net income (loss) per unit amounts do not agree to the full year net loss per unit amounts. The Company calculates net loss per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015 for VEREIT (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$393,968	$393,721	$384,954	$383,374
Net (loss) income	(30,693)	(108,709)	8,141	(192,231)

Net (loss) income attributable to the General Partner	(29,970)	(106,522)	7,529	(187,390)
Dividends to preferred shares and units	(17,973)	(17,973)	(17,974)	(17,972)
Earnings allocated to participating securities (1)	(5)	—	(217)	(188)
Net loss attributable to common stockholders used in basic and diluted net loss per share (1)	$(47,948)	$(124,495)	$(10,662)	$(205,550)

Weighted-average shares outstanding - basic and diluted	902,996,270	903,339,143	903,461,323	903,638,159

Basic and diluted net loss per share attributable to common stockholders (2)	$(0.05)	$(0.14)	$(0.01)	$(0.23)
_______________________________________________

(1)	Amounts for each period are calculated independently. The sum of the quarters may differ from the annual amount.

(2)
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

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 – (Continued)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$393,968	$393,721	$384,954	$383,374
Net (loss) income	(30,693)	(108,709)	8,141	(192,231)

Net (loss) income attributable to the OP	(30,873)	(109,322)	7,737	(192,308)
Dividends to preferred units	(17,973)	(17,973)	(17,974)	(17,972)
Earnings allocated to participating units (1)	(5)	—	(217)	(188)
Net loss available to common unitholders used in basic and diluted net loss per unit (1)	$(48,851)	$(127,295)	$(10,454)	$(210,468)

Weighted-average units outstanding - basic and diluted	926,760,067	927,102,940	927,225,120	927,401,956

Basic and diluted net loss per unit attributable to common unitholders (2)	$(0.05)	$(0.14)	$(0.01)	$(0.23)
_______________________________________________

(1)	Amounts for each period are calculated independently. The sum of the quarters may differ from the annual amount.

(2)
The sum of the quarterly net loss per unit amounts do not agree to the full year net loss per unit amounts. The Company calculates net loss per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Note 22 – Subsequent Events
The following events occurred subsequent to December 31, 2016:
Real Estate Investment Activity
From January 1, 2017 through February 17, 2017, the Company sold 19 properties for an aggregate gross sales price of $67.2 million, of which our share was $62.3 million and an estimated gain of $5.1 million. In addition, the Company acquired one property for a purchase price of $46.0 million and consolidated the fee and leasehold interest of three properties with the accompanying land purchases for $20.4 million.
Mortgage Loan Agreements
Subsequent to December 31, 2016, the Company received two notices of default from the lenders of two non-recourse loans each secured by one property, which had an aggregate outstanding balance of $41.8 million on the notice date, due to the Company’s non-repayment of the respective loan balances at maturity.
Common Stock Dividend
On February 22, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2017 to stockholders of record as of March 31, 2017, which will be paid on April 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On February 22, 2017, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for April 2017 through June 2017 in respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
March 15, 2017 - April 14, 2017	April 1, 2017	April 17, 2017
April 15, 2017 - May 14, 2017	May 1, 2017	May 15, 2017
May 15, 2017 - June 14, 2017	June 1, 2017	June 15, 2017

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE II – Valuation and Qualifying Accounts
December 31, 2016 (in thousands)

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions		Balance at End of Year
Year Ended December 31, 2016
Reserve for program development costs	$34,798	$26,191	$(29,337)	(1)	$31,652
Allowance for doubtful accounts and other reserves	6,595	2,318	(1,337)		7,576
Unsecured note reserve	15,300	—	—		15,300
Total	$56,693	$28,509	$(30,674)		$54,528

Year Ended December 31, 2015
Reserve for program development costs	$13,109	$21,689	$—		$34,798
Allowance for doubtful accounts and other reserves	2,475	4,564	(444)		6,595
Unsecured note reserve	—	15,300	—		15,300
Total	$15,584	$41,553	$(444)		$56,693

Year Ended December 31, 2014
Reserve for program development costs	$—	$13,109	$—		$13,109
Allowance for doubtful accounts and other reserves	187	3,312	(1,024)		2,475
Total	$187	$16,421	$(1,024)		$15,584
_______________________________________________

(1)	Deductions related to the closing of CCIT II’s primary offering.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016 (in thousands)

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
24 Hour Fitness	Woodlands	TX	$—	$2,690	$7,463	$—	$10,153	$(1,726)	9/24/2013	2002
7-Eleven	Sarasota	FL	—	1,312	1,312	—	2,624	(304)	11/19/2012	2000
7-Eleven	Gloucester	VA	—	144	578	—	722	(131)	12/24/2012	1985
7-Eleven	Hampton	VA	—	69	624	—	693	(142)	12/24/2012	1986
7-Eleven	Hampton	VA	—	161	644	—	805	(146)	12/24/2012	1959
AAA	Oklahoma City	OK	—	3,639	32,567	—	36,206	(4,739)	2/7/2014	2009
Aaron Rents	Oneonta	AL	614	205	1,080	—	1,285	(173)	2/7/2014	2008
Aaron Rents	Oxford	AL	—	278	748	—	1,026	(111)	2/7/2014	1989
Aaron Rents	Valley	AL	409	141	827	—	968	(125)	2/7/2014	2009
Aaron Rents	El Dorado	AR	—	238	743	—	981	(125)	2/7/2014	2000
Aaron Rents	Springdale	AR	624	513	916	—	1,429	(152)	2/7/2014	2009
Aaron Rents	Auburndale	FL	2,647	1,351	5,127	—	6,478	(809)	2/7/2014	2009
Aaron Rents	Pensacola	FL	—	159	924	—	1,083	(140)	2/7/2014	1979
Aaron Rents	Statesboro	GA	—	351	1,163	—	1,514	(181)	2/7/2014	2008
Aaron Rents	Indianapolis	IN	—	235	1,071	—	1,306	(159)	2/7/2014	1998
Aaron Rents	Lafayette	IN	550	404	652	—	1,056	(120)	2/7/2014	1989
Aaron Rents	Mansura	LA	—	81	497	—	578	(86)	2/7/2014	2000
Aaron Rents	Minden	LA	—	323	1,043	—	1,366	(189)	2/7/2014	2008
Aaron Rents	Battle Creek	MI	—	286	843	—	1,129	(131)	2/7/2014	1995
Aaron Rents	Benton Harbor	MI	—	217	924	—	1,141	(145)	2/7/2014	1997
Aaron Rents	Redford	MI	434	125	698	—	823	(123)	2/7/2014	1972
Aaron Rents	Kennett	MO	319	203	473	—	676	(80)	2/7/2014	1999
Aaron Rents	Greenwood	MS	—	156	967	—	1,123	(157)	2/19/2014	2006
Aaron Rents	Magnolia	MS	1,472	287	2,791	—	3,078	(405)	2/7/2014	2000
Aaron Rents	Charlotte	NC	579	308	1,201	—	1,509	(176)	2/7/2014	1994
Aaron Rents	Bowling Green	OH	564	326	928	—	1,254	(155)	2/7/2014	2009
Aaron Rents	Kent	OH	614	245	1,080	—	1,325	(183)	2/7/2014	1999
Aaron Rents	North Olmsted	OH	449	218	753	—	971	(132)	2/7/2014	1960
Aaron Rents	Shawnee	OK	—	303	1,135	—	1,438	(184)	2/7/2014	2008
Aaron Rents	Bloomsburg	PA	400	224	856	—	1,080	(129)	2/7/2014	1996
Aaron Rents	Meadville	PA	—	237	1,224	—	1,461	(192)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Aaron Rents	Columbia	SC	—	576	1,010	—	1,586	(153)	2/7/2014	1977
Aaron Rents	Marion	SC	319	100	685	—	785	(104)	2/7/2014	2008
Aaron Rents	Chattanooga	TN	—	480	1,075	—	1,555	(149)	2/7/2014	1989
Aaron Rents	Copperas Cove	TX	—	423	1,341	—	1,764	(205)	2/7/2014	2007
Aaron Rents	Haltom City	TX	—	858	1,024	—	1,882	(172)	2/7/2014	2008
Aaron Rents	Humble	TX	—	548	1,146	—	1,694	(179)	2/7/2014	2008
Aaron Rents	Killeen	TX	—	815	3,244	—	4,059	(495)	2/7/2014	1981
Aaron Rents	Kingsville	TX	599	345	1,040	—	1,385	(159)	2/7/2014	2009
Aaron Rents	Livingston	TX	—	173	1,498	—	1,671	(229)	2/7/2014	2008
Aaron Rents	Mexia	TX	—	126	1,186	—	1,312	(183)	2/7/2014	2007
Aaron Rents	Mission	TX	549	324	954	—	1,278	(145)	2/7/2014	2009
Aaron Rents	Odessa	TX	—	99	768	—	867	(121)	2/7/2014	2006
Aaron Rents	Pasadena	TX	—	444	1,231	—	1,675	(192)	2/7/2014	2009
Aaron Rents	Port Lavaca	TX	—	160	1,274	—	1,434	(196)	2/7/2014	2007
Aaron Rents	Texas City	TX	—	275	2,156	—	2,431	(328)	2/7/2014	2008
Aaron Rents	Richmond	VA	—	508	1,435	—	1,943	(249)	2/7/2014	1988
Abbott Laboratories	Waukegan	IL	—	4,734	21,319	601	26,654	(3,636)	11/5/2013	1980
Abbott Laboratories	Columbus	OH	—	800	11,385	(7,632)	4,553	(183)	11/5/2013	1980
Abuelo's	Rogers	AR	—	825	2,296	—	3,121	(466)	6/27/2013	2003
Academy Sports	Mobile	AL	—	1,311	7,431	—	8,742	(1,117)	11/1/2013	2012
Academy Sports	Montgomery	AL	—	1,869	6,385	—	8,254	(1,063)	2/7/2014	2009
Academy Sports	Fayetteville	AR	7,290	1,900	7,601	—	9,501	(2,158)	12/28/2012	2012
Academy Sports	Dalton	GA	4,965	998	5,656	—	6,654	(1,540)	2/20/2013	2012
Academy Sports	Bossier City	LA	—	2,906	6,555	—	9,461	(1,004)	2/7/2014	2008
Academy Sports	Johnson City	TN	—	1,902	6,440	—	8,342	(8)	12/19/2016	2015
Academy Sports	Smyrna	TN	—	2,109	8,434	—	10,543	(1,267)	11/1/2013	2012
Academy Sports	Austin	TX	5,043	4,216	8,755	—	12,971	(1,141)	2/7/2014	1988
Academy Sports	Fort Worth	TX	—	2,072	8,329	—	10,401	(1,099)	2/7/2014	2009
Academy Sports	Killeen	TX	3,256	2,779	5,321	—	8,100	(747)	2/7/2014	2009
Academy Sports	Laredo	TX	—	2,782	8,111	—	10,893	(1,111)	2/7/2014	2008
Advance Auto Parts	Birmingham	AL	—	455	373	—	828	(81)	2/28/2013	1997
Advance Auto Parts	Birmingham	AL	—	330	494	—	824	(108)	2/28/2013	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Calera	AL	—	723	723	—	1,446	(164)	12/27/2012	2008
Advance Auto Parts	Dothan	AL	—	326	326	(7)	645	(73)	12/31/2012	1997
Advance Auto Parts	Enterprise	AL	—	280	420	(6)	694	(95)	12/31/2012	1995
Advance Auto Parts	Opelika	AL	—	289	1,156	—	1,445	(241)	4/24/2013	2013
Advance Auto Parts	Brooklyn	CT	—	324	1,429	—	1,753	(125)	11/7/2014	2006
Advance Auto Parts	Bonita Springs	FL	1,561	1,219	1,552	—	2,771	(255)	2/7/2014	2007
Advance Auto Parts	Lehigh Acres	FL	1,425	379	2,016	—	2,395	(303)	2/7/2014	2008
Advance Auto Parts	Albany	GA	—	210	629	(1)	838	(143)	12/31/2012	1995
Advance Auto Parts	Cairo	GA	—	140	326	(24)	442	(71)	12/31/2012	1993
Advance Auto Parts	Hazlehurst	GA	—	113	451	—	564	(102)	12/31/2012	1998
Advance Auto Parts	Hinesville	GA	—	352	430	—	782	(98)	12/31/2012	1994
Advance Auto Parts	Perry	GA	—	209	487	(1)	695	(110)	12/31/2012	1994
Advance Auto Parts	Thomasville	GA	—	251	377	(30)	598	(83)	12/31/2012	1997
Advance Auto Parts	Auburn	IN	802	337	1,347	—	1,684	(363)	3/29/2012	2007
Advance Auto Parts	Bedford	IN	760	100	1,386	—	1,486	(204)	2/7/2014	2007
Advance Auto Parts	Clinton	IN	—	182	729	—	911	(145)	6/5/2013	2004
Advance Auto Parts	Fort Wayne	IN	—	193	450	—	643	(98)	2/28/2013	1998
Advance Auto Parts	Fort Wayne	IN	—	200	371	—	571	(81)	2/28/2013	1998
Advance Auto Parts	Franklin	IN	738	511	1,256	—	1,767	(180)	2/7/2014	2010
Advance Auto Parts	Mishawaka	IN	—	429	1,373	—	1,802	(202)	2/7/2014	2007
Advance Auto Parts	Richmond	IN	—	377	1,616	—	1,993	(234)	2/7/2014	2007
Advance Auto Parts	Salina	KS	—	195	782	—	977	(163)	4/30/2013	2006
Advance Auto Parts	Barbourville	KY	—	194	1,098	—	1,292	(229)	4/15/2013	2006
Advance Auto Parts	Bardstown	KY	—	272	1,090	236	1,598	(246)	12/10/2012	2005
Advance Auto Parts	Brandenburg	KY	—	186	742	—	928	(169)	12/10/2012	2005
Advance Auto Parts	Crestwood	KY	1,030	400	1,546	—	1,946	(220)	2/7/2014	2009
Advance Auto Parts	Florence	KY	—	550	1,280	—	1,830	(193)	2/7/2014	2008
Advance Auto Parts	Frankfort	KY	—	833	1,034	—	1,867	(150)	2/7/2014	2007
Advance Auto Parts	Georgetown	KY	—	510	1,323	—	1,833	(186)	2/7/2014	2007
Advance Auto Parts	Hardinsburg	KY	—	94	845	—	939	(192)	12/10/2012	2007
Advance Auto Parts	Inez	KY	—	130	1,174	—	1,304	(288)	8/22/2012	2010
Advance Auto Parts	Leitchfield	KY	—	104	939	(5)	1,038	(212)	12/10/2012	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Louisville	KY	740	336	1,289	—	1,625	(184)	2/7/2014	2009
Advance Auto Parts	West Liberty	KY	—	249	996	—	1,245	(208)	4/15/2013	2006
Advance Auto Parts	Rayne	LA	—	122	490	26	638	(100)	5/21/2013	2000
Advance Auto Parts	Brownstown	MI	—	482	1,760	—	2,242	(254)	2/7/2014	2008
Advance Auto Parts	Caro	MI	—	117	665	(9)	773	(188)	11/23/2011	2002
Advance Auto Parts	Charlotte	MI	—	123	697	(6)	814	(197)	11/23/2011	2002
Advance Auto Parts	Flint	MI	—	133	534	(3)	664	(151)	11/23/2011	2002
Advance Auto Parts	Grand Rapids	MI	657	368	1,296	—	1,664	(181)	2/7/2014	2008
Advance Auto Parts	Howell	MI	830	439	1,471	—	1,910	(210)	2/7/2014	2008
Advance Auto Parts	Livonia	MI	—	210	643	—	853	(181)	12/12/2011	2003
Advance Auto Parts	Manistee	MI	—	348	1,043	—	1,391	(217)	4/15/2013	2007
Advance Auto Parts	Monroe	MI	—	549	1,434	—	1,983	(208)	2/7/2014	2007
Advance Auto Parts	Romulus	MI	—	422	1,568	—	1,990	(232)	2/7/2014	2007
Advance Auto Parts	Sault Ste. Marie	MI	—	75	671	80	826	(190)	11/23/2011	2003
Advance Auto Parts	South Lyon	MI	—	402	1,607	—	2,009	(230)	2/7/2014	2008
Advance Auto Parts	Tecumseh	MI	—	281	1,214	—	1,495	(165)	5/27/2014	2009
Advance Auto Parts	Washington Twnshp	MI	—	645	1,711	—	2,356	(248)	2/7/2014	2008
Advance Auto Parts	Tupelo	MS	—	258	427	—	685	(81)	2/20/2014	1998
Advance Auto Parts	Candler	NC	—	399	1,202	—	1,601	(176)	2/7/2014	2012
Advance Auto Parts	Charlotte	NC	—	723	883	—	1,606	(133)	2/7/2014	2001
Advance Auto Parts	Eden	NC	—	320	746	—	1,066	(145)	7/16/2013	2004
Advance Auto Parts	Granite Falls	NC	—	251	1,005	—	1,256	(247)	8/9/2012	2010
Advance Auto Parts	Rocky Mount	NC	—	348	836	—	1,184	(144)	2/21/2014	2005
Advance Auto Parts	Lakewood	NJ	—	750	1,750	—	2,500	(430)	8/22/2012	2010
Advance Auto Parts	Woodbury	NJ	—	446	1,784	—	2,230	(455)	6/20/2012	2007
Advance Auto Parts	Bethel	OH	730	234	1,305	—	1,539	(191)	2/7/2014	2008
Advance Auto Parts	Canton	OH	647	443	1,206	—	1,649	(186)	2/7/2014	2008
Advance Auto Parts	Dayton	OH	—	470	1,349	—	1,819	(203)	2/7/2014	2007
Advance Auto Parts	Delaware	OH	716	502	1,274	—	1,776	(190)	2/7/2014	2008
Advance Auto Parts	Eaton	OH	—	157	471	—	628	(94)	6/13/2013	1987
Advance Auto Parts	Franklin	OH	—	218	873	—	1,091	(215)	8/9/2012	1984
Advance Auto Parts	Holland	OH	656	131	1,453	—	1,584	(209)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Massillon	OH	—	218	1,987	—	2,205	(291)	2/7/2014	2007
Advance Auto Parts	Salem	OH	660	267	1,147	—	1,414	(169)	2/7/2014	2009
Advance Auto Parts	Springfield	OH	—	461	1,075	—	1,536	(244)	12/31/2012	2005
Advance Auto Parts	Toledo	OH	626	116	1,375	—	1,491	(198)	2/7/2014	2009
Advance Auto Parts	Twinsburg	OH	627	486	1,004	—	1,490	(152)	2/7/2014	2009
Advance Auto Parts	Van Wert	OH	—	33	630	—	663	(125)	6/13/2013	1995
Advance Auto Parts	Vermilion	OH	—	337	1,079	—	1,416	(169)	2/7/2014	2006
Advance Auto Parts	Warren	OH	405	83	745	(2)	826	(196)	4/12/2012	2003
Advance Auto Parts	Oklahoma City	OK	—	208	1,178	—	1,386	(290)	8/9/2012	2007
Advance Auto Parts	Sapulpa	OK	704	362	1,300	—	1,662	(182)	2/7/2014	2007
Advance Auto Parts	Chambersburg	PA	—	553	830	—	1,383	(181)	2/28/2013	1997
Advance Auto Parts	Selinsgrove	PA	—	99	891	—	990	(177)	6/3/2013	2003
Advance Auto Parts	Titusville	PA	—	207	1,172	—	1,379	(266)	12/12/2012	2010
Advance Auto Parts	Chapin	SC	—	395	922	—	1,317	(235)	6/20/2012	2007
Advance Auto Parts	Chesterfield	SC	—	131	745	—	876	(190)	6/27/2012	2008
Advance Auto Parts	Greenwood	SC	411	210	630	—	840	(170)	3/9/2012	1995
Advance Auto Parts	Rock Hill	SC	—	506	915	44	1,465	(134)	2/7/2014	1995
Advance Auto Parts	Sweetwater	TN	—	360	839	—	1,199	(194)	11/29/2012	2006
Advance Auto Parts	Alton	TX	—	169	958	(3)	1,124	(226)	10/18/2012	2006
Advance Auto Parts	Deer Park	TX	—	295	1,507	—	1,802	(213)	2/7/2014	2008
Advance Auto Parts	Houston	TX	800	343	1,029	—	1,372	(297)	9/30/2011	2006
Advance Auto Parts	Houston	TX	800	248	991	—	1,239	(286)	9/30/2011	2006
Advance Auto Parts	Houston	TX	—	837	685	—	1,522	(168)	8/21/2012	2007
Advance Auto Parts	Houston	TX	—	285	1,405	—	1,690	(199)	2/7/2014	2006
Advance Auto Parts	Houston	TX	—	225	1,293	—	1,518	(183)	2/7/2014	2008
Advance Auto Parts	Houston	TX	—	189	1,666	—	1,855	(234)	2/7/2014	2008
Advance Auto Parts	Humble	TX	—	420	1,404	—	1,824	(200)	2/7/2014	2007
Advance Auto Parts	Huntsville	TX	—	327	1,278	—	1,605	(182)	2/7/2014	2008
Advance Auto Parts	Kingwood	TX	—	419	1,392	—	1,811	(198)	2/7/2014	2009
Advance Auto Parts	Lubbock	TX	—	265	1,259	—	1,524	(181)	2/7/2014	2008
Advance Auto Parts	Pasadena	TX	—	382	1,146	—	1,528	(287)	7/6/2012	2008
Advance Auto Parts	Spring	TX	—	388	1,616	—	2,004	(215)	2/7/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Webster	TX	—	385	1,452	—	1,837	(205)	2/7/2014	2008
Advance Auto Parts	Appleton	WI	—	498	1,228	—	1,726	(184)	2/7/2014	2007
Advance Auto Parts	Fort Atkinson	WI	—	353	824	—	1,177	(156)	8/26/2013	2004
Advance Auto Parts	Janesville	WI	939	299	1,695	—	1,994	(248)	2/7/2014	2007
Advance Auto Parts	Kenosha	WI	—	569	465	—	1,034	(99)	3/13/2013	2004
Advance Auto Parts	Milwaukee	WI	—	610	1,473	—	2,083	(214)	2/7/2014	2008
Advance Auto Parts	St. Mary's	WV	—	309	928	—	1,237	(211)	12/28/2012	2007
Aetna Life Insurance	Fresno	CA	—	3,405	22,343	(3,611)	22,137	(704)	11/5/2013	1969
AGCO	Duluth	GA	8,600	3,503	14,842	—	18,345	(1,835)	2/7/2014	1999
Albertson's	Lake Havasu City	AZ	3,508	1,275	5,396	—	6,671	(912)	2/7/2014	2003
Albertson's	Mesa	AZ	2,997	1,944	4,145	—	6,089	(675)	2/7/2014	1997
Albertson's	Phoenix	AZ	3,457	2,456	4,628	—	7,084	(748)	2/7/2014	1998
Albertson's	Scottsdale	AZ	5,602	2,872	7,943	—	10,815	(1,293)	2/7/2014	1991
Albertson's	Tucson	AZ	5,362	2,710	7,704	—	10,414	(1,261)	2/7/2014	2000
Albertson's	Tucson	AZ	2,688	1,642	3,587	—	5,229	(603)	2/7/2014	1994
Albertson's	Yuma	AZ	4,341	1,574	6,452	—	8,026	(1,063)	2/7/2014	2003
Albertson's	Denver	CO	3,793	2,058	5,286	—	7,344	(843)	2/7/2014	2002
Albertson's	Durango	CO	3,724	3,520	3,404	—	6,924	(584)	2/7/2014	1993
Albertson's	Fort Collins	CO	4,275	1,288	6,612	—	7,900	(1,070)	2/7/2014	1996
Albertson's	Alexandria	LA	4,060	1,423	6,024	—	7,447	(1,020)	2/7/2014	1990
Albertson's	Baton Rouge	LA	4,673	1,711	7,061	—	8,772	(1,179)	2/7/2014	1991
Albertson's	Baton Rouge	LA	3,883	1,681	5,673	—	7,354	(953)	2/7/2014	1992
Albertson's	Baton Rouge	LA	5,358	1,932	7,836	—	9,768	(1,329)	2/7/2014	1985
Albertson's	Bossier City	LA	3,555	1,949	5,125	—	7,074	(838)	2/7/2014	1988
Albertson's	Lafayette	LA	5,314	1,556	7,926	—	9,482	(1,356)	2/7/2014	2000
Albertson's	Albuquerque	NM	4,445	2,834	3,682	—	6,516	(825)	2/7/2014	1997
Albertson's	Albuquerque	NM	4,356	2,950	3,388	—	6,338	(776)	2/7/2014	1978
Albertson's	Clovis	NM	3,879	769	4,865	—	5,634	(930)	2/7/2014	1984
Albertson's	Farmington	NM	2,535	1,442	2,505	—	3,947	(524)	2/7/2014	2002
Albertson's	Las Cruces	NM	—	1,588	5,719	—	7,307	(1,177)	2/7/2014	1997
Albertson's	Los Lunas	NM	4,033	1,105	4,770	—	5,875	(945)	2/7/2014	1991
Albertson's	Silver City	NM	3,516	591	3,824	—	4,415	(816)	2/7/2014	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Albertson's	Abilene	TX	3,931	1,187	6,373	—	7,560	(1,031)	2/7/2014	1984
Albertson's	Arlington	TX	4,154	1,714	6,560	—	8,274	(1,060)	2/7/2014	2002
Albertson's	El Paso	TX	4,384	1,375	6,447	—	7,822	(1,082)	2/7/2014	1978
Albertson's	Fort Worth	TX	3,509	2,146	4,678	—	6,824	(798)	2/7/2014	2000
Albertson's	Fort Worth	TX	4,682	1,833	7,311	—	9,144	(1,166)	2/7/2014	2004
Albertson's	Fort Worth	TX	3,110	1,833	4,528	—	6,361	(747)	2/7/2014	2002
Albertson's	Fort Worth	TX	3,793	1,174	6,255	—	7,429	(979)	2/7/2014	1988
Albertson's	Midland	TX	5,571	1,002	9,885	—	10,887	(1,572)	2/7/2014	1984
Albertson's	Odessa	TX	5,017	947	8,867	—	9,814	(1,394)	2/7/2014	1985
Albertson's	Weatherford	TX	3,886	1,820	5,771	—	7,591	(949)	2/7/2014	2001
Ale House	Orlando	FL	—	290	3,647	(1,300)	2,637	(77)	6/27/2013	1995
Ale House	St. Petersburg	FL	—	930	3,116	—	4,046	(618)	6/27/2013	1995
Aliberto's Mexican Food	Holbrook	AZ	—	32	96	—	128	(19)	6/27/2013	1981
Allied Power Group	Houston	TX	—	1,659	13,161	—	14,820	(2,319)	6/12/2014	2009
AM General	Fort Wayne	IN	—	—	26,409	3,148	29,557	(5,117)	11/5/2013	1994
Amazon	West Columbia	SC	—	3,112	53,103	—	56,215	(7,350)	2/7/2014	2012
Amazon	Charleston	TN	38,500	2,678	50,880	—	53,558	(6,965)	2/7/2014	2011
Amazon	Chattanooga	TN	40,800	1,995	54,332	—	56,327	(7,617)	2/7/2014	2011
Amcor Rigid Plastics USA, Inc	Alhambra	CA	—	7,143	8,730	—	15,873	(2,108)	1/24/2013	1966
AMEC Foster Wheeler Oil & Gas	Houston	TX	—	2,524	30,398	—	32,922	(4,779)	11/5/2013	1998
Amega West	West Alexander	PA	—	117	1,787	—	1,904	(215)	6/12/2014	2010
Amega West	Midland	TX	—	591	379	—	970	(48)	6/12/2014	1979
Ameriprise	Ashwaubenon	WI	10,998	751	14,260	—	15,011	(2,724)	1/25/2013	2000
AON	Lincolnshire	IL	92,517	5,336	124,777	—	130,113	(27,503)	11/16/2012	1998
Apple Market	St. Joseph	MO	—	639	1,638	—	2,277	(237)	3/28/2014	1981
Applebee's	Auburn	AL	—	1,155	1,732	—	2,887	(356)	7/31/2013	1993
Applebee's	Oxford	AL	—	1,162	2,157	—	3,319	(417)	8/30/2013	1995
Applebee's	Phenix City	AL	—	1,488	2,232	—	3,720	(459)	7/31/2013	1999
Applebee's	West Memphis	AR	—	388	1,536	—	1,924	(264)	2/7/2014	2006
Applebee's	Arvada	CO	—	754	1,760	—	2,514	(362)	7/31/2013	1996
Applebee's	Brighton	CO	—	657	1,972	—	2,629	(406)	7/31/2013	1998
Applebee's	Colorado Springs	CO	—	499	1,996	—	2,495	(411)	7/31/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Colorado Springs	CO	—	629	1,888	—	2,517	(389)	7/31/2013	1994
Applebee's	Greeley	CO	—	559	2,235	—	2,794	(460)	7/31/2013	1995
Applebee's	Northglenn	CO	—	578	1,734	—	2,312	(357)	7/31/2013	1993
Applebee's	Pueblo	CO	—	752	2,257	—	3,009	(453)	8/30/2013	1998
Applebee's	Pueblo	CO	—	960	2,879	—	3,839	(593)	7/31/2013	1998
Applebee's	Thornton	CO	—	681	2,043	—	2,724	(410)	8/30/2013	1994
Applebee's	Bradenton	FL	—	2,475	3,713	—	6,188	(764)	7/31/2013	1994
Applebee's	Brandon	FL	—	2,453	3,647	—	6,100	(741)	6/27/2013	1997
Applebee's	Crestview	FL	—	943	1,752	—	2,695	(360)	7/31/2013	2000
Applebee's	Crystal River	FL	—	1,328	2,467	—	3,795	(508)	7/31/2013	2001
Applebee's	Davenport	FL	—	1,506	4,517	—	6,023	(929)	7/31/2013	2007
Applebee's	Inverness	FL	—	1,977	2,965	—	4,942	(610)	7/31/2013	2000
Applebee's	Lakeland	FL	—	1,283	2,383	—	3,666	(490)	7/31/2013	1997
Applebee's	Lakeland	FL	—	1,959	3,638	—	5,597	(749)	7/31/2013	2000
Applebee's	Largo	FL	—	2,334	3,501	—	5,835	(720)	7/31/2013	1995
Applebee's	New Port Richey	FL	—	1,695	3,147	—	4,842	(648)	7/31/2013	1998
Applebee's	Plant City	FL	—	2,079	2,869	—	4,948	(583)	6/27/2013	2001
Applebee's	Riverview	FL	—	1,849	3,434	—	5,283	(707)	7/31/2013	2006
Applebee's	St. Petersburg	FL	—	2,329	3,493	—	5,822	(719)	7/31/2013	1994
Applebee's	Temple Terrace	FL	—	2,396	3,594	—	5,990	(739)	7/31/2013	1993
Applebee's	Valrico	FL	—	1,202	3,274	—	4,476	(665)	6/27/2013	1998
Applebee's	Wesley Chapel	FL	—	3,272	3,272	—	6,544	(673)	7/31/2013	2000
Applebee's	Winter Haven	FL	—	2,130	2,603	—	4,733	(536)	7/31/2013	1999
Applebee's	Augusta	GA	—	1,254	2,329	—	3,583	(479)	7/31/2013	1987
Applebee's	Dublin	GA	—	1,171	1,431	—	2,602	(294)	7/31/2013	1998
Applebee's	Evans	GA	—	1,426	2,649	—	4,075	(545)	7/31/2013	2004
Applebee's	Milledgeville	GA	—	1,174	1,761	—	2,935	(362)	7/31/2013	1999
Applebee's	Savannah	GA	—	1,329	2,468	—	3,797	(508)	7/31/2013	1994
Applebee's	Clinton	IA	—	490	1,184	—	1,674	(235)	6/27/2013	1995
Applebee's	Fort Dodge	IA	—	—	1,363	—	1,363	(425)	6/27/2013	1995
Applebee's	Marshalltown	IA	—	660	1,175	—	1,835	(233)	6/27/2013	1995
Applebee's	Mason City	IA	—	340	1,495	—	1,835	(297)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Muscatine	IA	—	330	1,266	—	1,596	(251)	6/27/2013	1995
Applebee's	Boise	ID	—	948	1,761	—	2,709	(362)	7/31/2013	1998
Applebee's	Garden City	ID	—	628	2,512	—	3,140	(504)	8/30/2013	2003
Applebee's	Nampa	ID	—	729	2,915	—	3,644	(600)	7/31/2013	2000
Applebee's	Pocatello	ID	—	612	1,837	—	2,449	(378)	7/31/2013	1998
Applebee's	Marion	IL	—	855	1,527	—	2,382	(276)	2/7/2014	1998
Applebee's	Sterling	IL	—	390	1,291	—	1,681	(256)	6/27/2013	1995
Applebee's	Swansea	IL	—	727	1,741	—	2,468	(305)	2/7/2014	1998
Applebee's	Newton	KS	—	504	1,569	—	2,073	(319)	6/27/2013	1998
Applebee's	Fall River	MA	—	275	1,558	—	1,833	(321)	7/31/2013	1994
Applebee's	Adrian	MI	—	407	2,351	—	2,758	(414)	2/7/2014	1995
Applebee's	Kalamazoo	MI	—	575	2,644	—	3,219	(408)	2/7/2014	1994
Applebee's	Farmington	MO	—	574	2,242	—	2,816	(392)	2/7/2014	1999
Applebee's	Joplin	MO	—	754	1,829	—	2,583	(346)	2/7/2014	1994
Applebee's	Rolla	MO	—	671	2,272	—	2,943	(397)	2/7/2014	1997
Applebee's	St. Charles	MO	—	781	1,075	—	1,856	(146)	6/23/2014	1990
Applebee's	Horn Lake	MS	—	584	1,642	—	2,226	(279)	2/7/2014	2005
Applebee's	Ocean Springs	MS	—	673	1,708	—	2,381	(347)	6/27/2013	2000
Applebee's	Alamogordo	NM	—	271	2,438	—	2,709	(490)	8/30/2013	2000
Applebee's	Hobbs	NM	—	600	3,401	—	4,001	(700)	7/31/2013	2002
Applebee's	Rio Rancho	NM	—	645	3,654	—	4,299	(752)	7/31/2013	1995
Applebee's	Roswell	NM	—	405	2,295	—	2,700	(472)	7/31/2013	1998
Applebee's	North Canton	OH	—	152	838	—	990	(170)	6/27/2013	1992
Applebee's	Clackamas	OR	—	901	2,103	—	3,004	(433)	7/31/2013	1997
Applebee's	Gresham	OR	—	853	2,560	—	3,413	(514)	8/30/2013	2004
Applebee's	Lake Oswego	OR	—	1,352	1,652	—	3,004	(340)	7/31/2013	1993
Applebee's	Roseburg	OR	—	717	1,673	—	2,390	(336)	8/30/2013	2000
Applebee's	Tualatin	OR	—	1,116	2,072	—	3,188	(426)	7/31/2013	2002
Applebee's	Chambersburg	PA	—	591	2,416	—	3,007	(371)	2/7/2014	1995
Applebee's	Greenville	SC	—	600	2,166	—	2,766	(429)	6/27/2013	1995
Applebee's	Bartlett	TN	—	315	2,201	—	2,516	(363)	2/7/2014	2005
Applebee's	Corpus Christi	TX	—	563	2,926	—	3,489	(594)	6/27/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Edinburg	TX	—	898	2,058	—	2,956	(418)	6/27/2013	2006
Applebee's	Mcallen	TX	—	1,114	1,988	—	3,102	(404)	6/27/2013	1993
Applebee's	New Braunfels	TX	—	566	1,486	—	2,052	(302)	6/27/2013	1995
Applebee's	San Antonio	TX	—	732	1,796	—	2,528	(365)	6/27/2013	2003
Applebee's	Tyler	TX	—	696	2,904	—	3,600	(490)	2/7/2014	1990
Applebee's	Norton	VA	—	848	433	—	1,281	(175)	2/7/2014	2006
Applebee's	Wytheville	VA	—	564	923	—	1,487	(228)	2/7/2014	2000
Applebee's	Richland	WA	—	1,112	2,064	—	3,176	(425)	7/31/2013	2003
Applebee's	Vancouver	WA	—	791	1,846	—	2,637	(371)	8/30/2013	2001
Applebee's	Vancouver	WA	—	718	1,675	—	2,393	(345)	7/31/2013	2001
Apria Healthcare	Indianapolis	IN	—	981	3,922	30	4,933	(563)	5/19/2014	1993
Arby's	Alexander City	AL	—	527	401	—	928	(79)	6/27/2013	1999
Arby's	Arab	AL	—	40	887	—	927	(170)	6/27/2013	1995
Arby's	Guntersville	AL	—	142	503	—	645	(99)	6/27/2013	1995
Arby's	Hampton Cove	AL	—	310	986	—	1,296	(189)	6/27/2013	1995
Arby's	Bullhead City	AZ	—	550	—	—	550	—	6/27/2013	1999
Arby's	Fountain Hills	AZ	—	241	597	—	838	(117)	6/27/2013	1994
Arby's	Phoenix	AZ	—	559	618	—	1,177	(121)	6/27/2013	1995
Arby's	Arvada	CO	—	190	1,465	—	1,655	(281)	6/27/2013	1995
Arby's	Apopka	FL	—	464	697	—	1,161	(127)	7/31/2013	1985
Arby's	Merritt Island	FL	—	297	552	—	849	(101)	7/31/2013	1984
Arby's	Orange Park	FL	—	420	1,256	—	1,676	(241)	6/27/2013	1995
Arby's	Orlando	FL	—	251	585	—	836	(107)	7/31/2013	1985
Arby's	Rockledge	FL	—	381	571	—	952	(104)	7/31/2013	1984
Arby's	Atlanta	GA	—	1,207	987	—	2,194	(180)	7/31/2013	1984
Arby's	Canton	GA	—	370	1,200	—	1,570	(230)	6/27/2013	1995
Arby's	Douglasville	GA	—	370	1,692	—	2,062	(324)	6/27/2013	1995
Arby's	Kennesaw	GA	—	583	840	—	1,423	(165)	6/27/2013	1984
Arby's	Richmond Hill	GA	—	430	755	—	1,185	(148)	6/27/2013	1984
Arby's	Savannah	GA	—	293	293	—	586	(53)	7/31/2013	1985
Arby's	Suwanee	GA	—	370	1,561	—	1,931	(299)	6/27/2013	1995
Arby's	Mount Vernon	IL	—	911	764	—	1,675	(150)	6/27/2013	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Arby's	Avon	IN	—	500	812	—	1,312	(156)	6/27/2013	1995
Arby's	Fort Wayne	IN	—	529	647	—	1,176	(118)	7/31/2013	1987
Arby's	Indianapolis	IN	—	530	1,236	—	1,766	(237)	6/27/2013	1995
Arby's	Indianapolis	IN	—	370	1,130	—	1,500	(216)	6/27/2013	1995
Arby's	New Albany	IN	—	456	470	—	926	(92)	6/27/2013	2005
Arby's	New Albany	IN	—	325	465	—	790	(91)	6/27/2013	1995
Arby's	Scottsburg	IN	—	526	445	—	971	(87)	6/27/2013	1989
Arby's	Winchester	IN	—	341	511	—	852	(93)	7/31/2013	1988
Arby's	Kansas City	KS	—	280	364	—	644	(70)	6/27/2013	1995
Arby's	Salina	KS	—	540	300	—	840	(58)	6/27/2013	1995
Arby's	Topeka	KS	—	270	433	—	703	(83)	6/27/2013	1995
Arby's	Hopkinsville	KY	—	432	528	—	960	(96)	7/31/2013	1985
Arby's	Louisville	KY	—	336	625	—	961	(160)	5/30/2013	1979
Arby's	Alma	MI	—	380	408	—	788	(78)	6/27/2013	1995
Arby's	Chesterfield	MI	—	210	841	—	1,051	(161)	6/27/2013	1995
Arby's	Davison	MI	—	420	631	—	1,051	(121)	6/27/2013	1995
Arby's	Flint	MI	—	110	1,422	—	1,532	(272)	6/27/2013	1995
Arby's	Flint	MI	—	230	1,428	—	1,658	(274)	6/27/2013	1995
Arby's	Grandville	MI	—	1,133	755	—	1,888	(138)	7/31/2013	1982
Arby's	Midland	MI	—	340	753	—	1,093	(144)	6/27/2013	1995
Arby's	Pontiac	MI	—	180	962	—	1,142	(184)	6/27/2013	1995
Arby's	Port Huron	MI	—	210	868	—	1,078	(166)	6/27/2013	1995
Arby's	Saginaw	MI	—	310	1,110	—	1,420	(213)	6/27/2013	1995
Arby's	South Haven	MI	—	260	573	—	833	(110)	6/27/2013	1995
Arby's	Walker	MI	—	360	1,002	—	1,362	(192)	6/27/2013	1995
Arby's	Wyoming	MI	—	1,513	648	—	2,161	(118)	7/31/2013	1970
Arby's	Corinth	MS	—	753	429	—	1,182	(84)	6/27/2013	1984
Arby's	Fayetteville	NC	—	420	2,001	—	2,421	(383)	6/27/2013	1995
Arby's	Greenville	NC	—	310	681	(460)	531	(33)	6/27/2013	1995
Arby's	Jonesville	NC	—	350	908	—	1,258	(174)	6/27/2013	1995
Arby's	Kernersville	NC	—	280	774	—	1,054	(148)	6/27/2013	1995
Arby's	Omaha	NE	—	359	—	—	359	—	7/31/2013	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Arby's	Rochester	NY	—	128	384	(172)	340	(22)	7/31/2013	1985
Arby's	Columbus	OH	—	400	1,155	—	1,555	(221)	6/27/2013	1995
Arby's	Willard	OH	—	230	599	—	829	(115)	6/27/2013	1995
Arby's	Allentown	PA	—	600	1,652	—	2,252	(317)	6/27/2013	1995
Arby's	Carlisle	PA	—	200	472	—	672	(91)	6/27/2013	1995
Arby's	Erie	PA	—	188	552	—	740	(108)	6/27/2013	1966
Arby's	Hanover	PA	—	400	921	—	1,321	(177)	6/27/2013	1995
Arby's	Chattanooga	TN	—	201	469	—	670	(85)	7/31/2013	1998
Arby's	Memphis	TN	—	449	835	—	1,284	(152)	7/31/2013	1998
Arby's	Amarillo	TX	—	260	627	—	887	(120)	6/27/2013	1995
Ashley Furniture	Jeffersontown	KY	—	1,966	2,368	—	4,334	(317)	9/26/2014	1970
Assured Partners, Inc.	Richfield	OH	—	1,414	—	17	1,431	—	2/21/2014	1995
At Home & Gabes	Florence	KY	—	6,794	5,968	—	12,762	(15)	12/14/2016	1992
AT&T	Schaumburg	IL	—	2,364	9,305	548	12,217	(1,257)	9/24/2014	1989
AT&T	Richardson	TX	11,351	1,891	31,118	13	33,022	(4,902)	11/5/2013	1986
Auto Pawn	Columbus	GA	—	170	—	—	170	—	6/27/2013	1987
AutoZone	Chicago	IL	—	698	1,047	—	1,745	(218)	4/30/2013	1995
AutoZone	Yorkville	IL	—	383	1,534	—	1,917	(232)	5/19/2014	2006
AutoZone	Pearl River	LA	719	239	1,193	—	1,432	(184)	2/7/2014	2007
AutoZone	Hernando	MS	—	141	833	—	974	(114)	2/7/2014	2003
AutoZone	Blanchester	OH	535	341	838	—	1,179	(128)	2/7/2014	2008
AutoZone	Hamilton	OH	814	507	1,283	—	1,790	(192)	2/7/2014	2008
AutoZone	Hartville	OH	614	197	1,156	—	1,353	(175)	2/7/2014	2008
AutoZone	Mt. Orab	OH	679	258	1,219	—	1,477	(181)	2/7/2014	2009
AutoZone	Trenton	OH	504	306	812	—	1,118	(123)	2/7/2014	2008
AutoZone	Rapid City	SD	571	375	969	—	1,344	(142)	2/7/2014	2008
AutoZone	Nashville	TN	861	555	1,270	—	1,825	(190)	2/7/2014	2009
Bahama Breeze	Pittsburgh	PA	—	1,590	1,753	—	3,343	(155)	7/28/2014	2004
Bahama Breeze	Memphis	TN	—	2,370	1,313	—	3,683	(100)	7/28/2014	1998
Bandana's Bar-B-Q Restaurant	Collinsville	IL	—	340	627	—	967	(124)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Arnold	MO	—	460	433	—	893	(86)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Fenton	MO	—	470	314	—	784	(63)	8/30/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bank of America	Merced	CA	—	512	2,195	107	2,814	(382)	1/8/2014	1980
Bank of America	Asheville	NC	—	383	195	—	578	(33)	1/8/2014	1993
Bank of America	Charlotte	NC	—	62	642	—	704	(108)	1/8/2014	1983
Bank of America	Grants Pass	OR	—	393	2,979	—	3,372	(504)	1/8/2014	1963
Banner Life Insurance	Urbana	MD	19,600	2,733	31,483	—	34,216	(4,200)	2/7/2014	2011
Baxter International	Bloomington	IN	—	1,310	8,216	368	9,894	(1,575)	11/5/2013	1995
Beall's	Lakeland	FL	—	2,033	4,809	—	6,842	(624)	7/16/2014	2006
Becton, Dickinson and Company	San Antonio	TX	9,510	1,666	19,092	—	20,758	(2,903)	11/5/2013	2008
Bed Bath & Beyond	Stockton	CA	40,278	2,761	52,454	—	55,215	(13,999)	8/17/2012	2003
Benihana	Anchorage	AK	—	1,391	1,877	—	3,268	(341)	2/7/2014	1998
Benihana	Miami Beach	FL	—	3,775	433	—	4,208	(117)	2/7/2014	1972
Benihana	Stuart	FL	—	1,661	1,917	—	3,578	(363)	2/7/2014	1976
Benihana	Alpharetta	GA	—	1,151	1,485	—	2,636	(134)	2/7/2014	2003
Benihana	Schaumburg	IL	—	2,319	1,396	—	3,715	(265)	2/7/2014	1992
Benihana	Wheeling	IL	—	1,896	1,273	—	3,169	(152)	2/7/2014	2001
Benihana	Farmington Hills	MI	—	2,025	2,049	—	4,074	(427)	2/7/2014	2012
Benihana	Maple Grove	MN	—	1,319	2,604	—	3,923	(468)	2/7/2014	2006
Benihana	Dallas	TX	—	2,988	1,275	—	4,263	(273)	2/7/2014	1975
Best Buy	Montgomery	AL	3,148	1,370	5,749	—	7,119	(933)	2/7/2014	2003
Best Buy	Coral Springs	FL	—	2,715	4,843	—	7,558	(865)	2/7/2014	1993
Best Buy	Bourbonnais	IL	—	1,724	5,156	—	6,880	(923)	2/7/2014	1991
Best Buy	Indianapolis	IN	—	665	4,775	—	5,440	(749)	2/7/2014	2009
Best Buy	Richmond	IN	—	549	4,429	—	4,978	(711)	2/7/2014	2011
Best Buy	Marquette	MI	—	836	4,207	593	5,636	(772)	2/7/2014	2010
Best Buy	Norton Shores	MI	—	1,568	4,099	—	5,667	(642)	2/7/2014	2001
Best Buy	Southaven	MS	—	2,045	4,318	1	6,364	(729)	2/7/2014	2007
Best Buy	Tupelo	MS	—	484	1,934	—	2,418	(298)	5/19/2014	2005
Best Buy	Pineville	NC	—	1,818	7,970	—	9,788	(1,251)	2/7/2014	1994
Best Buy	Kenosha	WI	—	1,925	5,503	—	7,428	(862)	2/7/2014	2008
BHC Marketing	The Woodlands	TX	—	4,724	40,332	20	45,076	(6,018)	11/5/2013	2009
Big Lots	Chester	VA	—	335	3,373	169	3,877	(596)	2/24/2014	2013
Big O Tires	Phoenix	AZ	782	206	1,367	—	1,573	(197)	2/7/2014	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Big O Tires	Los Lunas	NM	—	316	1,265	—	1,581	(333)	6/1/2012	2006
Bi-Lo's Grocery	Greenwood	SC	—	533	4,212	—	4,745	(667)	2/7/2014	1999
Bi-Lo's Grocery	Mt Pleasant	SC	—	4,093	8,594	—	12,687	(1,369)	2/7/2014	2003
BJ's Wholesale Club	Boynton Beach	FL	—	5,569	10,931	(15)	16,485	(1,647)	2/7/2014	2001
BJ's Wholesale Club	Jacksonville	FL	—	5,929	16,348	—	22,277	(2,154)	2/7/2014	2003
BJ's Wholesale Club	Pembroke Pines	FL	8,446	5,104	7,661	—	12,765	(1,198)	2/7/2014	1997
BJ's Wholesale Club	Greenfield	MA	8,416	2,168	14,002	—	16,170	(1,768)	2/7/2014	1997
BJ's Wholesale Club	Leominster	MA	—	3,585	21,344	—	24,929	(2,678)	2/7/2014	1993
BJ's Wholesale Club	Uxbridge	MA	12,645	5,538	36,445	—	41,983	(4,219)	2/7/2014	2006
BJ's Wholesale Club	California	MD	—	6,882	10,196	—	17,078	(1,504)	2/7/2014	2003
BJ's Wholesale Club	Westminster	MD	13,978	6,516	13,860	—	20,376	(2,021)	2/7/2014	2001
BJ's Wholesale Club	Auburn	ME	—	2,674	16,510	—	19,184	(2,008)	2/7/2014	1995
BJ's Wholesale Club	Portsmouth	NH	—	4,216	25,454	—	29,670	(3,089)	2/7/2014	1993
BJ's Wholesale Club	Deptford	NJ	11,004	6,558	12,490	—	19,048	(1,633)	2/7/2014	1995
BJ's Wholesale Club	North Canton	OH	6,787	456	8,668	462	9,586	(2,371)	2/20/2013	1998
BJ's Wholesale Club	Lancaster	PA	13,621	3,400	16,782	—	20,182	(2,361)	2/7/2014	1996
Black Angus	Dublin	CA	—	620	2,467	—	3,087	(489)	6/27/2013	1995
Black Bear DIner	Colorado Springs	CO	—	480	809	—	1,289	(160)	6/27/2013	1995
Black Meg 43	Copperas Cove	TX	—	151	151	—	302	(30)	6/27/2013	1979
Blue Goose Cantina Mexican	Grapevine	TX	—	572	868	—	1,440	(176)	6/27/2013	1999
Bob's Stores	Randolph	MA	—	2,840	6,826	—	9,666	(1,280)	11/5/2013	1965
Bojangles	Winder	GA	—	645	1,198	—	1,843	(376)	7/30/2012	2011
Bojangles	Biscoe	NC	—	247	986	—	1,233	(286)	11/29/2012	2010
Bojangles	Boone	NC	—	278	833	—	1,111	(261)	7/27/2012	1980
Bojangles	Denver	NC	—	1,013	1,881	—	2,894	(343)	7/31/2013	1997
Bojangles	Dobson	NC	—	251	1,004	—	1,255	(315)	7/30/2012	2010
Bojangles	Hickory	NC	—	749	1,789	—	2,538	(351)	6/27/2013	1973
Bojangles	Indian Trail	NC	—	655	1,217	—	1,872	(382)	7/27/2012	2011
Bojangles	Morganton	NC	—	566	1,321	—	1,887	(415)	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	442	1,032	—	1,474	(324)	7/27/2012	2011
Bojangles	Southport	NC	—	505	1,179	—	1,684	(370)	7/30/2012	2011
Bojangles	Statesville	NC	—	646	1,937	—	2,583	(353)	7/31/2013	1988

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bojangles	Taylorsville	NC	—	436	1,108	—	1,544	(217)	6/27/2013	1987
Bojangles	Troutman	NC	—	718	1,077	—	1,795	(243)	10/10/2013	2012
Bojangles	Chapin	SC	—	577	1,071	—	1,648	(330)	8/9/2012	2009
Bojangles	Clinton	SC	—	397	926	—	1,323	(291)	7/27/2012	2009
Bojangles	Fountain Inn	SC	—	287	1,150	—	1,437	(260)	10/10/2013	2012
Bojangles	Greenwood	SC	—	440	1,320	—	1,760	(360)	2/28/2013	1995
Bojangles	Moncks Corner	SC	—	505	1,179	—	1,684	(343)	11/29/2012	2010
Bojangles	Walterboro	SC	—	454	1,363	—	1,817	(396)	11/29/2012	2010
Bonefish Grill	Lakeland	FL	—	750	1,897	—	2,647	(331)	2/7/2014	2003
Bonefish Grill	Independence	OH	—	895	2,252	—	3,147	(408)	2/7/2014	2006
Bonefish Grill	Gainesville	VA	—	751	1,325	—	2,076	(345)	2/7/2014	2004
Boston Market	Indianapolis	IN	—	930	—	350	1,280	(28)	6/27/2013	1995
Boston Market	Indianapolis	IN	—	410	1,070	—	1,480	(205)	6/27/2013	1995
Boston Market	Fayetteville	NC	—	460	1,520	—	1,980	(291)	6/27/2013	1995
Boston Market	Raleigh	NC	—	280	1,015	—	1,295	(195)	6/27/2013	1995
Brangus Steakhouse	Jasper	AL	—	140	219	—	359	(43)	6/27/2013	1995
Bridgestone Tire	Kansas City	MO	—	651	1,954	—	2,605	(411)	5/31/2013	2008
Bruegger's Bagels	Iowa City	IA	—	40	379	(8)	411	(73)	6/27/2013	1995
Bruegger's Bagels	Durham	NC	—	312	728	—	1,040	(133)	7/31/2013	1926
Bruegger's Bagels	Raleigh	NC	—	230	654	—	884	(125)	6/27/2013	1995
Buca di Beppo Italian	Wheeling	IL	—	450	1,272	—	1,722	(252)	6/27/2013	1995
Buca di Beppo Italian	Westlake	OH	—	370	887	—	1,257	(176)	6/27/2013	1995
Buffalo Wild Wings	Langhorne	PA	—	815	815	—	1,630	(168)	7/31/2013	1999
Bunge North America	Fort Worth	TX	6,262	1,100	8,433	—	9,533	(1,423)	11/5/2013	2005
Burger King	Anchorage	AK	—	427	489	—	916	(96)	6/27/2013	1982
Burger King	Andalusia	AL	—	181	1,025	—	1,206	(187)	7/31/2013	2000
Burger King	Atmore	AL	—	181	723	—	904	(132)	7/31/2013	2000
Burger King	Brewton	AL	—	307	920	—	1,227	(168)	7/31/2013	1993
Burger King	Dothan	AL	—	628	1,167	—	1,795	(213)	7/31/2013	1983
Burger King	Dothan	AL	—	594	1,104	—	1,698	(201)	7/31/2013	1999
Burger King	Enterprise	AL	—	437	655	—	1,092	(120)	7/31/2013	1985
Burger King	Evergreen	AL	—	172	689	—	861	(126)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Monroeville	AL	—	325	604	—	929	(110)	7/31/2013	1997
Burger King	Opp	AL	—	214	857	—	1,071	(156)	7/31/2013	1994
Burger King	Troy	AL	—	461	1,383	—	1,844	(252)	7/31/2013	1984
Burger King	Sierra Vista	AZ	—	260	1,041	—	1,301	(190)	7/31/2013	1994
Burger King	Tucson	AZ	—	300	1,307	—	1,607	(251)	6/27/2013	1995
Burger King	Denver	CO	—	872	1,242	—	2,114	(244)	6/27/2013	1994
Burger King	Clearwater	FL	—	981	591	—	1,572	(116)	6/27/2013	1980
Burger King	Defuniak Springs	FL	—	362	1,087	—	1,449	(198)	7/31/2013	1989
Burger King	Largo	FL	—	683	412	—	1,095	(81)	6/27/2013	1984
Burger King	Niceville	FL	—	598	399	—	997	(73)	7/31/2013	1994
Burger King	Panama City	FL	—	319	956	—	1,275	(174)	7/31/2013	1998
Burger King	Springfield	FL	—	324	971	—	1,295	(177)	7/31/2013	1995
Burger King	Tallahassee	FL	—	720	720	—	1,440	(131)	7/31/2013	1998
Burger King	Tallahassee	FL	—	843	454	—	1,297	(83)	7/31/2013	1980
Burger King	Alpharetta	GA	—	635	865	—	1,500	(170)	6/27/2013	1998
Burger King	Alpharetta	GA	—	1,128	977	—	2,105	(192)	6/27/2013	1993
Burger King	Alpharetta	GA	—	795	943	—	1,738	(185)	6/27/2013	1997
Burger King	Alpharetta	GA	—	501	1,219	—	1,720	(239)	6/27/2013	2001
Burger King	Atlanta	GA	—	380	499	—	879	(96)	6/27/2013	1995
Burger King	Augusta	GA	—	693	2,080	—	2,773	(379)	7/31/2013	1986
Burger King	Bainbridge	GA	—	347	1,042	—	1,389	(190)	7/31/2013	1998
Burger King	Cairo	GA	—	245	981	—	1,226	(179)	7/31/2013	1997
Burger King	Fort Oglethorpe	GA	—	170	2,175	—	2,345	(417)	6/27/2013	1995
Burger King	Martinez	GA	—	909	1,350	—	2,259	(265)	6/27/2013	1998
Burger King	Roswell	GA	—	495	1,156	—	1,651	(211)	7/31/2013	1998
Burger King	Thomson	GA	—	748	876	—	1,624	(172)	6/27/2013	1988
Burger King	Valdosta	GA	—	564	376	—	940	(69)	7/31/2013	1987
Burger King	Des Moines	IA	—	1,160	949	—	2,109	(173)	7/31/2013	1987
Burger King	Perry	IA	—	557	680	—	1,237	(124)	7/31/2013	1997
Burger King	Red Oak	IA	—	334	1,002	—	1,336	(183)	7/31/2013	1988
Burger King	Shenandoah	IA	—	313	582	—	895	(106)	7/31/2013	1988
Burger King	Stuart	IA	—	607	911	—	1,518	(166)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Maywood	IL	—	860	1,051	(357)	1,554	(71)	7/31/2013	2003
Burger King	Springfield	IL	—	354	677	—	1,031	(133)	6/27/2013	1995
Burger King	Gary	IN	—	544	606	—	1,150	(119)	6/27/2013	1987
Burger King	Cut Off	LA	—	726	1,088	—	1,814	(199)	7/31/2013	1990
Burger King	Gonzales	LA	—	380	465	—	845	(85)	7/31/2013	1990
Burger King	Lake Charles	LA	—	456	456	—	912	(83)	7/31/2013	1980
Burger King	Lake Charles	LA	—	610	746	—	1,356	(136)	7/31/2013	1990
Burger King	Metairie	LA	—	728	392	—	1,120	(72)	7/31/2013	1990
Burger King	Opelousas	LA	—	964	964	—	1,928	(176)	7/31/2013	1978
Burger King	Raceland	LA	—	356	533	—	889	(97)	7/31/2013	2000
Burger King	Amesbury	MA	—	835	1,217	—	2,052	(239)	6/27/2013	1977
Burger King	Springfield	MA	—	983	516	—	1,499	(101)	6/27/2013	1974
Burger King	Caribou	ME	—	770	440	—	1,210	(84)	6/27/2013	1995
Burger King	Belding	MI	—	221	411	—	632	(75)	7/31/2013	1994
Burger King	Detroit	MI	—	614	331	—	945	(60)	7/31/2013	1988
Burger King	Grand Rapids	MI	—	490	545	—	1,035	(104)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	260	780	—	1,040	(149)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	346	807	—	1,153	(147)	7/31/2013	1985
Burger King	Holland	MI	—	420	707	—	1,127	(135)	6/27/2013	1995
Burger King	Hudsonville	MI	—	451	676	—	1,127	(123)	7/31/2013	1988
Burger King	L'Anse	MI	—	32	616	—	648	(112)	7/31/2013	1999
Burger King	Sparta	MI	—	640	570	—	1,210	(109)	6/27/2013	1995
Burger King	Spring Lake	MI	—	341	512	—	853	(93)	7/31/2013	1994
Burger King	Walker	MI	—	305	711	—	1,016	(130)	7/31/2013	1973
Burger King	Warren	MI	—	248	745	—	993	(136)	7/31/2013	1987
Burger King	Hastings	MN	—	328	608	—	936	(111)	7/31/2013	1990
Burger King	Kansas City	MO	—	444	1,036	—	1,480	(189)	7/31/2013	1984
Burger King	Brandon	MS	—	649	1,513	—	2,162	(297)	6/27/2013	1981
Burger King	Clarksdale	MS	—	865	865	—	1,730	(158)	7/31/2013	1988
Burger King	Cleveland	MS	—	688	1,606	—	2,294	(293)	7/31/2013	1985
Burger King	Greenville	MS	—	573	1,337	—	1,910	(244)	7/31/2013	2004
Burger King	Greenville	MS	—	351	820	—	1,171	(150)	7/31/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Greenwood	MS	—	692	1,038	—	1,730	(189)	7/31/2013	1988
Burger King	Grenada	MS	—	536	805	—	1,341	(147)	7/31/2013	1989
Burger King	Philadelphia	MS	—	402	939	—	1,341	(171)	7/31/2013	1993
Burger King	Yazoo City	MS	—	489	909	—	1,398	(166)	7/31/2013	1993
Burger King	Asheville	NC	—	728	595	—	1,323	(109)	7/31/2013	1982
Burger King	Chadbourn	NC	—	353	797	—	1,150	(156)	6/27/2013	1999
Burger King	Claremont	NC	—	646	646	—	1,292	(127)	6/27/2013	2000
Burger King	Clinton	NC	—	494	801	—	1,295	(157)	6/27/2013	1999
Burger King	Dunn	NC	—	328	268	(118)	478	(18)	7/31/2013	1989
Burger King	Durham	NC	—	170	352	—	522	(67)	6/27/2013	1995
Burger King	Wilmington	NC	—	573	870	—	1,443	(171)	6/27/2013	1999
Burger King	Blair	NE	—	272	1,087	—	1,359	(198)	7/31/2013	1987
Burger King	Wahoo	NE	—	196	1,109	—	1,305	(202)	7/31/2013	1990
Burger King	Dover	NH	—	1,159	952	—	2,111	(187)	6/27/2013	1970
Burger King	Nashua	NH	—	655	655	—	1,310	(119)	7/31/2013	2008
Burger King	Edison	NJ	—	480	1,075	—	1,555	(206)	6/27/2013	1995
Burger King	Elko	NV	—	260	1,001	—	1,261	(192)	6/27/2013	1995
Burger King	Albany	NY	—	330	850	—	1,180	(163)	6/27/2013	1995
Burger King	Central Square	NY	—	500	1,189	—	1,689	(228)	6/27/2013	1995
Burger King	Cohoes	NY	—	270	563	—	833	(108)	6/27/2013	1995
Burger King	East Greenbush	NY	—	404	269	(159)	514	(9)	6/27/2013	1980
Burger King	Hamburg	NY	—	403	383	—	786	(75)	6/27/2013	1974
Burger King	Irondequoit	NY	—	988	659	—	1,647	(120)	7/31/2013	1980
Burger King	Montgomery	NY	—	480	1,042	—	1,522	(200)	6/27/2013	1995
Burger King	Schenectady	NY	—	380	936	—	1,316	(179)	6/27/2013	1995
Burger King	Syracuse	NY	—	606	606	—	1,212	(111)	7/31/2013	1986
Burger King	Cincinnati	OH	—	353	824	—	1,177	(150)	7/31/2013	1969
Burger King	Dayton	OH	—	569	466	—	1,035	(85)	7/31/2013	1990
Burger King	Mansfield	OH	—	191	766	—	957	(140)	7/31/2013	1985
Burger King	New Philadelphia	OH	—	419	779	—	1,198	(142)	7/31/2013	1986
Burger King	Willoughby	OH	—	410	1,005	—	1,415	(193)	6/27/2013	1995
Burger King	Ardmore	OK	—	270	1,023	—	1,293	(196)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Roseburg	OR	—	350	886	—	1,236	(170)	6/27/2013	1995
Burger King	Harrisburg	PA	—	619	412	—	1,031	(75)	7/31/2013	1985
Burger King	Old Forge	PA	—	390	905	—	1,295	(173)	6/27/2013	1995
Burger King	Gaffney	SC	—	370	880	—	1,250	(169)	6/27/2013	1995
Burger King	Greenville	SC	—	420	571	—	991	(109)	6/27/2013	1995
Burger King	North Augusta	SC	—	256	1,451	—	1,707	(265)	7/31/2013	1985
Burger King	North Augusta	SC	—	450	1,050	—	1,500	(192)	7/31/2013	1985
Burger King	Chattanooga	TN	—	740	1,591	—	2,331	(305)	6/27/2013	1995
Burger King	Gallatin	TN	—	199	463	—	662	(85)	7/31/2013	1984
Burger King	Austin	TX	—	666	999	(517)	1,148	(61)	6/27/2013	1998
Burger King	Laredo	TX	—	684	1,026	—	1,710	(187)	7/31/2013	2002
Burger King	Texas City	TX	—	421	782	—	1,203	(143)	7/31/2013	1984
Burger King	Spanaway	WA	—	509	1,628	—	2,137	(320)	6/27/2013	1997
Burger King	Germantown	WI	—	644	1,300	—	1,944	(255)	6/27/2013	1986
Burger King	Marshfield	WI	—	232	885	—	1,117	(174)	6/27/2013	1986
Burger King	Rhinelander	WI	—	260	606	—	866	(111)	7/31/2013	1986
Burger King	Weston	WI	—	329	718	—	1,047	(141)	6/27/2013	1987
Burger King	Bluefield	WV	—	210	1,163	—	1,373	(223)	6/27/2013	1995
Cactus Wellhead	Williston	ND	—	72	3,735	—	3,807	(393)	7/24/2014	2011
Cactus Wellhead	Dubois	PA	—	129	2,542	—	2,671	(287)	6/12/2014	2012
Cactus Wellhead	Center	TX	—	115	1,886	—	2,001	(213)	6/12/2014	2011
Cactus Wellhead	Pleasanton	TX	—	144	2,908	—	3,052	(331)	6/12/2014	2011
Cadbury Holdings	Whippany	NJ	—	2,767	38,018	—	40,785	(5,706)	11/5/2013	2004
California Pizza Kitchen	Paradise Valley	AZ	—	2,285	1,480	—	3,765	(283)	2/7/2014	1994
California Pizza Kitchen	Alpharetta	GA	—	1,279	3,249	—	4,528	(558)	2/7/2014	1994
California Pizza Kitchen	Atlanta	GA	—	2,307	1,857	—	4,164	(346)	2/7/2014	1993
California Pizza Kitchen	Schaumburg	IL	—	1,180	3,179	—	4,359	(547)	2/7/2014	1995
California Pizza Kitchen	Grapevine	TX	—	1,544	2,250	—	3,794	(395)	2/7/2014	1994
Captain D's	Statesboro	GA	—	350	401	—	751	(77)	6/27/2013	1995
Captain D's	Florence	KY	—	248	325	—	573	(64)	6/27/2013	1981
Captain D's	Southaven	MS	—	270	564	—	834	(108)	6/27/2013	1995
Captain D's	Memphis	TN	—	230	338	—	568	(65)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Captain D's	Duncanville	TX	—	295	246	—	541	(48)	6/27/2013	1982
Cargill	Blair	NE	2,470	627	4,989	—	5,616	(637)	2/7/2014	2009
Carlos O’Kelley’s Mexican Café	Mason City	IA	—	290	1,255	(192)	1,353	(105)	6/27/2013	1995
Carl's Jr.	Purcell	OK	—	77	513	—	590	(101)	6/27/2013	1980
CarMax	Henderson	NV	—	8,542	10,396	—	18,938	(1,673)	2/7/2014	2002
CarMax	Austin	TX	9,900	5,461	16,940	—	22,401	(2,452)	2/7/2014	2004
Carrabba's	Scottsdale	AZ	—	1,350	1,847	—	3,197	(235)	2/7/2014	2000
Carrabba's	Louisville	CO	—	1,083	1,400	—	2,483	(240)	2/7/2014	2000
Carrabba's	Tampa	FL	—	1,650	2,085	—	3,735	(373)	2/7/2014	1994
Carrabba's	Duluth	GA	—	836	2,881	—	3,717	(501)	2/7/2014	2004
Carrabba's	Bowie	MD	—	1,429	1,036	—	2,465	(332)	2/7/2014	2003
Carrabba's	Brooklyn	OH	—	1,187	2,212	—	3,399	(365)	2/7/2014	2002
Carrabba's	Washington Twnshp	OH	—	906	1,859	—	2,765	(335)	2/7/2014	2001
Carrabba's	Columbia	SC	—	1,159	2,164	—	3,323	(369)	2/7/2014	2000
Carrabba's	Johnson City	TN	—	771	2,536	—	3,307	(469)	2/7/2014	2003
Cashland	Celina	OH	—	108	132	—	240	(27)	7/31/2013	1995
Castle Dental	Murfreesboro	TN	—	256	256	—	512	(53)	7/31/2013	1996
Charleston's	Carmel	IN	—	140	3,016	—	3,156	(598)	6/27/2013	1995
Checkers	Huntsville	AL	—	689	—	—	689	—	6/27/2013	1995
Checkers	Hollywood	FL	—	160	2,220	—	2,380	(440)	6/27/2013	1995
Checkers	Jacksonville	FL	—	731	1,096	—	1,827	(200)	7/31/2013	1993
Checkers	Lauderhill	FL	—	280	1,951	—	2,231	(387)	6/27/2013	1995
Checkers	Miami	FL	—	621	—	—	621	—	7/31/2013	1993
Checkers	Orlando	FL	—	1,033	—	—	1,033	—	7/31/2013	1995
Checkers	Plantation	FL	—	220	1,461	—	1,681	(290)	6/27/2013	1995
Checkers	Tampa	FL	—	736	—	—	736	—	6/27/2013	1995
Checkers	Fayetteville	GA	—	681	—	—	681	—	6/27/2013	1995
Chedder's Casual Cafe	Brandon	FL	—	860	3,071	(2,204)	1,727	(18)	6/27/2013	2003
Chedder's Casual Cafe	Bolingbrook	IL	—	1,344	1,760	—	3,104	(357)	6/27/2013	1997
Chedder's Casual Cafe	Lubbock	TX	—	1,053	2,345	—	3,398	(476)	6/27/2013	1997
Chevy's	Miami	FL	—	1,455	783	—	2,238	(161)	7/31/2013	1995
Chevy's	Greenbelt	MD	—	530	2,399	—	2,929	(476)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Chevy's	Lake Oswego	OR	—	590	1,693	—	2,283	(336)	6/27/2013	1995
Chicago Bridge & Iron	Baton Rouge	LA	—	1,695	12,360	(1,567)	12,488	(409)	3/28/2014	2006
Children's Courtyard	Grand Prairie	TX	—	367	1,055	—	1,422	(163)	2/7/2014	1999
Childtime Childcare	Modesto	CA	—	280	1,524	—	1,804	(228)	2/7/2014	1988
Childtime Childcare	Bedford	OH	—	111	852	—	963	(141)	2/7/2014	1979
Childtime Childcare	Oklahoma City	OK	—	124	796	—	920	(131)	2/7/2014	1985
Childtime Childcare	Oklahoma City	OK	—	108	793	—	901	(126)	2/7/2014	1986
Chilis	Fayetteville	AR	—	1,370	1,714	—	3,084	(340)	6/27/2013	1995
Chilis	Boise	ID	—	400	751	(3)	1,148	(149)	6/27/2013	1995
Chilis	East Peoria	IL	—	1,023	2,347	—	3,370	(476)	6/27/2013	2003
Chilis	Flanders	NJ	1,508	1,402	842	—	2,244	(234)	2/7/2014	2003
Chilis	Mt. Laurel	NJ	1,447	1,332	1,792	—	3,124	(212)	2/7/2014	2004
Chilis	Amarillo	TX	—	811	1,893	—	2,704	(390)	7/31/2013	1984
Chilis	Riverdale	UT	—	800	899	—	1,699	(178)	6/27/2013	1995
Chilis	Cheyenne	WY	—	270	815	—	1,085	(162)	6/27/2013	1995
China 1	Bay City	TX	—	229	124	(220)	133	(3)	7/31/2013	1985
China Buffet	Alvin	TX	—	110	299	—	409	(61)	6/27/2013	1982
China Buffet	Angleton	TX	—	127	272	—	399	(55)	6/27/2013	1982
China Town Buffet	Bismarck	ND	—	1,038	1,928	—	2,966	(397)	7/31/2013	2000
Chipper's Grill	Streator	IL	—	190	255	—	445	(51)	6/27/2013	1995
Church's Chicken	Atmore	AL	—	144	574	—	718	(105)	7/31/2013	1976
Church's Chicken	Bay Minette	AL	—	134	757	—	891	(138)	7/31/2013	2003
Church's Chicken	Flomaton	AL	—	173	518	—	691	(94)	7/31/2013	1981
Church's Chicken	Jackson	AL	—	127	719	—	846	(131)	7/31/2013	1982
Church's Chicken	Orlando	FL	—	254	380	—	634	(69)	7/31/2013	1984
Church's Chicken	Augusta	GA	—	178	533	—	711	(97)	7/31/2013	1981
Church's Chicken	Augusta	GA	—	256	597	—	853	(109)	7/31/2013	1976
Church's Chicken	Augusta	GA	—	178	414	—	592	(76)	7/31/2013	1978
Church's Chicken	Augusta	GA	—	196	458	—	654	(83)	7/31/2013	1984
Church's Chicken	Anderson	SC	—	647	277	—	924	(51)	7/31/2013	1981
Church's Chicken	Charleston	SC	—	421	344	—	765	(63)	7/31/2013	1973
Church's Chicken	Charleston	SC	—	500	167	—	667	(30)	7/31/2013	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Church's Chicken	Columbia	SC	—	437	437	—	874	(80)	7/31/2013	1978
Church's Chicken	Columbia	SC	—	231	428	—	659	(78)	7/31/2013	1977
Church's Chicken	Greenville	SC	—	280	342	—	622	(62)	7/31/2013	1970
Church's Chicken	Greenville	SC	—	254	472	—	726	(86)	7/31/2013	2009
Church's Chicken	Greenville	SC	—	325	487	—	812	(89)	7/31/2013	1984
Church's Chicken	Greenwood	SC	—	188	349	—	537	(64)	7/31/2013	2002
Church's Chicken	North Charleston	SC	—	302	302	—	604	(55)	7/31/2013	1976
Church's Chicken	North Charleston	SC	—	407	407	—	814	(74)	7/31/2013	1977
Church's Chicken	Orangeburg	SC	—	407	271	—	678	(49)	7/31/2013	1985
Church's Chicken	Spartanburg	SC	—	411	274	—	685	(50)	7/31/2013	1972
Church's Chicken	Spartanburg	SC	—	350	525	—	875	(96)	7/31/2013	1978
Cigna	Phoenix	AZ	—	6,194	16,215	—	22,409	(2,239)	2/7/2014	2012
Cigna	Plano	TX	—	10,036	42,676	—	52,712	(5,962)	2/7/2014	2009
Circle K	Phoenix	AZ	—	344	1,377	—	1,721	(358)	5/4/2012	1986
Circle K	Martinez	GA	—	348	813	—	1,161	(200)	8/28/2012	2003
Circle K	Martinez	GA	—	293	329	—	622	(44)	9/26/2014	1993
Circle K	Thomson	GA	—	637	340	—	977	(47)	9/26/2014	1990
Circle K	Akron	OH	—	675	1,254	—	1,929	(302)	9/27/2012	1996
Citizens Bank	Colchester	CT	—	185	1,049	—	1,234	(241)	9/28/2012	2012
Citizens Bank	Deep River	CT	—	453	1,812	—	2,265	(417)	9/28/2012	1851
Citizens Bank	East Hampton	CT	765	312	935	—	1,247	(236)	4/26/2012	1984
Citizens Bank	East Lyme	CT	—	258	1,032	—	1,290	(237)	9/28/2012	1972
Citizens Bank	Hamden	CT	—	581	475	—	1,056	(109)	9/28/2012	1995
Citizens Bank	Higganum	CT	613	171	971	—	1,142	(317)	8/1/2010	1995
Citizens Bank	Montville	CT	—	413	2,342	—	2,755	(539)	9/28/2012	1984
Citizens Bank	New London	CT	—	94	534	—	628	(174)	8/1/2010	1995
Citizens Bank	Stonington	CT	—	190	1,079	—	1,269	(248)	9/28/2012	1984
Citizens Bank	Stonington	CT	—	104	937	—	1,041	(203)	12/14/2012	1982
Citizens Bank	Lewes	DE	—	102	916	—	1,018	(190)	2/22/2013	1968
Citizens Bank	Smyrna	DE	654	183	1,036	(994)	225	—	8/1/2010	1995
Citizens Bank	Wilmington	DE	431	250	464	—	714	(117)	4/26/2012	1950
Citizens Bank	Wilmington	DE	366	299	299	—	598	(75)	4/26/2012	1967

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Dorchester	MA	485	386	386	—	772	(97)	4/26/2012	1960
Citizens Bank	Ludlow	MA	—	810	540	—	1,350	(124)	9/28/2012	1995
Citizens Bank	Malden	MA	—	488	596	—	1,084	(137)	9/28/2012	1920
Citizens Bank	Malden	MA	1,697	484	1,935	—	2,419	(445)	9/28/2012	1988
Citizens Bank	Medford	MA	1,193	589	1,094	—	1,683	(252)	9/28/2012	1938
Citizens Bank	Milton	MA	2,244	619	2,476	—	3,095	(536)	12/14/2012	1968
Citizens Bank	New Bedford	MA	—	297	694	—	991	(160)	9/28/2012	1983
Citizens Bank	Randolph	MA	1,383	480	1,439	—	1,919	(331)	9/28/2012	1979
Citizens Bank	Somerville	MA	—	561	561	—	1,122	(129)	9/28/2012	1940
Citizens Bank	South Dennis	MA	—	—	1,294	—	1,294	(280)	12/14/2012	1986
Citizens Bank	Springfield	MA	—	187	747	—	934	(145)	5/10/2013	1975
Citizens Bank	Tewksbury	MA	813	266	1,063	—	1,329	(268)	4/26/2012	1998
Citizens Bank	Wilbraham	MA	458	148	591	—	739	(149)	4/26/2012	1967
Citizens Bank	Winthrop	MA	—	390	724	—	1,114	(166)	9/28/2012	1974
Citizens Bank	Woburn	MA	—	350	816	—	1,166	(177)	12/14/2012	1991
Citizens Bank	Clinton Township	MI	—	574	3,250	—	3,824	(1,068)	8/1/2010	1970
Citizens Bank	Dearborn	MI	—	434	2,461	—	2,895	(757)	8/1/2010	1977
Citizens Bank	Dearborn	MI	—	385	2,184	—	2,569	(671)	8/1/2010	1974
Citizens Bank	Detroit	MI	—	112	636	—	748	(210)	8/1/2010	1958
Citizens Bank	Detroit	MI	—	204	1,159	—	1,363	(383)	8/1/2010	1956
Citizens Bank	Farmington	MI	—	303	707	—	1,010	(153)	12/14/2012	1962
Citizens Bank	Grosse Pointe	MI	—	410	2,322	—	2,732	(751)	8/1/2010	1975
Citizens Bank	Harper Woods	MI	—	207	1,171	—	1,378	(387)	8/1/2010	1982
Citizens Bank	Highland Park	MI	—	150	848	—	998	(280)	8/1/2010	1967
Citizens Bank	Lathrup Village	MI	—	283	1,602	—	1,885	(524)	8/1/2010	1980
Citizens Bank	Livonia	MI	—	261	1,476	—	1,737	(488)	8/1/2010	1959
Citizens Bank	Richmond	MI	—	168	951	—	1,119	(314)	8/1/2010	1980
Citizens Bank	Southfield	MI	—	283	1,605	—	1,888	(527)	8/1/2010	1975
Citizens Bank	St. Clair Shores	MI	—	309	1,748	—	2,057	(577)	8/1/2010	1960
Citizens Bank	Troy	MI	—	312	935	—	1,247	(203)	12/14/2012	1980
Citizens Bank	Utica	MI	—	376	2,133	—	2,509	(689)	8/1/2010	1982
Citizens Bank	Warren	MI	—	178	1,009	—	1,187	(330)	8/1/2010	1963

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Keene	NH	1,885	132	2,511	—	2,643	(544)	12/14/2012	1900
Citizens Bank	Manchester	NH	—	640	782	—	1,422	(180)	9/28/2012	1941
Citizens Bank	Manchester	NH	—	—	1,568	—	1,568	(340)	12/14/2012	1995
Citizens Bank	Ossipee	NH	269	176	264	—	440	(67)	4/26/2012	1980
Citizens Bank	Pelham	NH	280	113	340	—	453	(86)	4/26/2012	1983
Citizens Bank	Pittsfield	NH	—	160	908	—	1,068	(297)	8/1/2010	1976
Citizens Bank	Rollinsford	NH	—	78	444	—	522	(145)	8/1/2010	1977
Citizens Bank	Salem	NH	—	328	1,312	—	1,640	(284)	12/14/2012	1980
Citizens Bank	Haddon Heights	NJ	—	316	948	—	1,264	(176)	7/23/2013	1965
Citizens Bank	Marlton	NJ	781	444	825	—	1,269	(208)	4/26/2012	1988
Citizens Bank	Albany	NY	799	232	1,315	—	1,547	(404)	8/1/2010	1960
Citizens Bank	Amherst	NY	856	238	1,348	—	1,586	(421)	8/1/2010	1965
Citizens Bank	East Aurora	NY	581	162	919	—	1,081	(287)	8/1/2010	1996
Citizens Bank	Greene	NY	746	216	1,227	—	1,443	(377)	8/1/2010	1981
Citizens Bank	Johnstown	NY	561	163	923	—	1,086	(284)	8/1/2010	1973
Citizens Bank	Port Jervis	NY	515	143	811	—	954	(258)	8/1/2010	1995
Citizens Bank	Rochester	NY	599	166	943	—	1,109	(295)	8/1/2010	1962
Citizens Bank	Schenectady	NY	1,006	292	1,655	—	1,947	(509)	8/1/2010	1974
Citizens Bank	Vails Gate	NY	979	284	1,610	—	1,894	(495)	8/1/2010	1995
Citizens Bank	Whitesboro	NY	450	130	739	—	869	(227)	8/1/2010	1995
Citizens Bank	Alliance	OH	—	204	1,156	—	1,360	(384)	8/1/2010	1972
Citizens Bank	Bedford	OH	533	175	699	—	874	(176)	4/26/2012	2005
Citizens Bank	Boardman	OH	—	280	1,589	—	1,869	(528)	8/1/2010	1984
Citizens Bank	Broadview Heights	OH	—	201	1,140	—	1,341	(362)	8/1/2010	1982
Citizens Bank	Brunswick	OH	—	186	1,057	—	1,243	(351)	8/1/2010	2004
Citizens Bank	Cleveland	OH	—	239	1,357	—	1,596	(451)	8/1/2010	1973
Citizens Bank	Cleveland	OH	—	210	1,190	—	1,400	(395)	8/1/2010	1950
Citizens Bank	Cleveland	OH	—	182	1,031	—	1,213	(342)	8/1/2010	1930
Citizens Bank	Fairlawn	OH	1,885	511	2,045	—	2,556	(443)	12/14/2012	1979
Citizens Bank	Lakewood	OH	—	196	1,111	—	1,307	(342)	8/1/2010	1985
Citizens Bank	Louisville	OH	—	191	1,080	—	1,271	(358)	8/1/2010	1960
Citizens Bank	Massillon	OH	—	287	1,624	—	1,911	(539)	8/1/2010	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Massillon	OH	—	212	1,202	—	1,414	(399)	8/1/2010	1958
Citizens Bank	Mentor	OH	—	178	1,011	—	1,189	(330)	8/1/2010	1976
Citizens Bank	Northfield	OH	—	317	1,797	—	2,114	(587)	8/1/2010	1969
Citizens Bank	Parma	OH	608	248	744	—	992	(188)	4/26/2012	1972
Citizens Bank	Parma	OH	—	475	581	—	1,056	(126)	12/14/2012	1971
Citizens Bank	Parma Heights	OH	—	426	638	—	1,064	(138)	12/14/2012	1957
Citizens Bank	Rocky River	OH	—	283	1,602	—	1,885	(492)	8/1/2010	1972
Citizens Bank	South Russell	OH	—	106	957	—	1,063	(207)	12/14/2012	1981
Citizens Bank	Wadsworth	OH	—	158	893	—	1,051	(296)	8/1/2010	1960
Citizens Bank	Willoughby	OH	—	395	2,239	—	2,634	(732)	8/1/2010	1920
Citizens Bank	Aliquippa	PA	—	138	782	—	920	(169)	12/14/2012	1953
Citizens Bank	Allison Park	PA	—	314	733	—	1,047	(169)	9/28/2012	1972
Citizens Bank	Altoona	PA	—	153	459	—	612	(99)	12/14/2012	1971
Citizens Bank	Ambridge	PA	740	215	1,217	(1,282)	150	—	8/1/2010	1925
Citizens Bank	Ashley	PA	—	225	675	—	900	(146)	12/14/2012	1928
Citizens Bank	Beaver Falls	PA	—	138	553	—	691	(127)	9/28/2012	1995
Citizens Bank	Butler	PA	—	286	1,144	—	1,430	(248)	12/14/2012	1966
Citizens Bank	Camp Hill	PA	—	430	645	—	1,075	(140)	12/14/2012	1971
Citizens Bank	Carlisle	PA	468	234	546	—	780	(138)	4/26/2012	1960
Citizens Bank	Carnegie	PA	—	73	1,396	—	1,469	(302)	12/14/2012	1920
Citizens Bank	Dallas	PA	—	213	1,205	—	1,418	(277)	9/28/2012	1949
Citizens Bank	Dillsburg	PA	—	232	926	—	1,158	(201)	12/14/2012	1935
Citizens Bank	Drexel Hill	PA	—	266	1,064	—	1,330	(230)	12/14/2012	1950
Citizens Bank	Erie	PA	—	168	671	—	839	(145)	12/14/2012	1954
Citizens Bank	Ford City	PA	—	89	802	—	891	(174)	12/14/2012	1975
Citizens Bank	Glenside	PA	1,257	343	1,370	—	1,713	(266)	5/22/2013	1958
Citizens Bank	Greensburg	PA	—	45	861	—	906	(187)	12/14/2012	1957
Citizens Bank	Grove City	PA	323	292	239	—	531	(60)	4/26/2012	1977
Citizens Bank	Grove City	PA	506	41	782	—	823	(197)	4/26/2012	1920
Citizens Bank	Harrisburg	PA	560	512	419	—	931	(106)	4/26/2012	1967
Citizens Bank	Havertown	PA	—	219	875	—	1,094	(201)	9/28/2012	2003
Citizens Bank	Highspire	PA	—	216	649	—	865	(141)	12/14/2012	1974

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Homestead	PA	—	202	807	—	1,009	(186)	9/28/2012	1960
Citizens Bank	Kingston	PA	—	404	943	—	1,347	(204)	12/14/2012	1977
Citizens Bank	Kittanning	PA	—	56	1,060	—	1,116	(230)	12/14/2012	1889
Citizens Bank	Kutztown	PA	490	81	725	—	806	(180)	5/11/2012	1974
Citizens Bank	Lancaster	PA	555	368	552	—	920	(139)	4/26/2012	1965
Citizens Bank	Lancaster	PA	—	383	468	—	851	(108)	9/28/2012	1967
Citizens Bank	Latrobe	PA	—	148	591	—	739	(128)	12/14/2012	1969
Citizens Bank	Lititz	PA	458	37	708	—	745	(179)	4/26/2012	1923
Citizens Bank	Lower Burrell	PA	—	180	722	—	902	(156)	12/14/2012	1980
Citizens Bank	Matamoras	PA	—	509	946	—	1,455	(205)	12/14/2012	1920
Citizens Bank	Mechanicsburg	PA	1,620	288	2,590	—	2,878	(596)	9/28/2012	1900
Citizens Bank	Mercer	PA	—	105	314	—	419	(68)	12/14/2012	1964
Citizens Bank	Milford	PA	—	513	769	—	1,282	(167)	12/14/2012	1981
Citizens Bank	Monesson	PA	683	198	1,123	(1,222)	99	—	8/1/2010	1930
Citizens Bank	Mount Lebanon	PA	1,577	215	1,939	—	2,154	(446)	9/28/2012	1960
Citizens Bank	Mountain Top	PA	—	111	631	—	742	(137)	12/14/2012	1980
Citizens Bank	Munhall	PA	232	191	191	—	382	(48)	4/26/2012	1973
Citizens Bank	Narberth	PA	1,448	420	2,381	—	2,801	(732)	8/1/2010	1935
Citizens Bank	New Stanton	PA	581	330	612	—	942	(154)	4/26/2012	1975
Citizens Bank	Oakmont	PA	—	199	1,127	—	1,326	(244)	12/14/2012	1967
Citizens Bank	Oil City	PA	—	110	623	—	733	(135)	12/14/2012	1965
Citizens Bank	Philadelphia	PA	565	184	735	—	919	(186)	4/26/2012	1904
Citizens Bank	Philadelphia	PA	—	127	722	(543)	306	(8)	12/14/2012	1920
Citizens Bank	Philadelphia	PA	—	266	1,065	—	1,331	(231)	12/14/2012	1971
Citizens Bank	Pitcairn	PA	—	46	867	(567)	346	(10)	12/14/2012	1985
Citizens Bank	Pittsburgh	PA	—	215	1,219	—	1,434	(280)	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	256	767	—	1,023	(176)	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	185	1,051	—	1,236	(228)	12/14/2012	1960
Citizens Bank	Pittsburgh	PA	—	389	1,168	—	1,557	(253)	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	146	2,770	—	2,916	(600)	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	2,262	470	2,661	—	3,131	(576)	12/14/2012	1979
Citizens Bank	Pittsburgh	PA	1,244	516	1,204	—	1,720	(261)	12/14/2012	1970

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Pittsburgh	PA	—	206	1,852	—	2,058	(401)	12/14/2012	1923
Citizens Bank	Pittsburgh	PA	918	196	1,110	—	1,306	(240)	12/14/2012	1980
Citizens Bank	Pittsburgh	PA	—	255	1,019	—	1,274	(221)	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	—	268	2,413	—	2,681	(523)	12/14/2012	1970
Citizens Bank	Reading	PA	—	269	1,524	—	1,793	(303)	4/12/2013	1904
Citizens Bank	Reading	PA	—	267	802	—	1,069	(174)	12/14/2012	1970
Citizens Bank	Shippensburg	PA	345	143	429	—	572	(108)	4/26/2012	1985
Citizens Bank	Slovan	PA	205	217	117	—	334	(29)	4/26/2012	1975
Citizens Bank	State College	PA	452	256	475	—	731	(120)	4/26/2012	1966
Citizens Bank	Temple	PA	—	268	626	—	894	(144)	9/28/2012	1936
Citizens Bank	Turtle Creek	PA	—	308	923	—	1,231	(212)	9/28/2012	1970
Citizens Bank	Tyrone	PA	—	146	583	—	729	(126)	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	411	617	—	1,028	(134)	12/14/2012	1966
Citizens Bank	Verona	PA	549	264	616	—	880	(155)	4/26/2012	1972
Citizens Bank	Warrendale	PA	—	611	916	—	1,527	(198)	12/14/2012	1981
Citizens Bank	West Grove	PA	544	181	725	—	906	(183)	4/26/2012	1880
Citizens Bank	West Hazleton	PA	—	279	2,509	—	2,788	(577)	9/28/2012	1900
Citizens Bank	Wexford	PA	—	180	719	—	899	(156)	12/14/2012	1975
Citizens Bank	York	PA	581	337	626	—	963	(158)	4/26/2012	1955
Citizens Bank	Coventry	RI	—	559	559	—	1,118	(129)	9/28/2012	1968
Citizens Bank	Cranston	RI	—	411	1,234	—	1,645	(267)	12/14/2012	1967
Citizens Bank	East Greenwich	RI	—	227	680	—	907	(147)	12/14/2012	1959
Citizens Bank	Johnston	RI	—	343	1,030	—	1,373	(237)	9/28/2012	1972
Citizens Bank	N. Providence	RI	1,445	200	1,800	—	2,000	(390)	12/31/2012	1971
Citizens Bank	N. Providence	RI	—	223	892	—	1,115	(193)	12/14/2012	1971
Citizens Bank	Providence	RI	—	300	899	—	1,199	(195)	12/14/2012	1960
Citizens Bank	Rumford	RI	—	352	654	—	1,006	(142)	12/14/2012	1977
Citizens Bank	Wakefield	RI	—	517	959	—	1,476	(221)	9/28/2012	1976
Citizens Bank	Warren	RI	—	328	609	—	937	(140)	9/28/2012	1980
Citizens Bank	Warwick	RI	—	1,870	8,828	697	11,395	(1,547)	9/24/2013	1995
Citizens Bank	Middlebury	VT	—	363	544	—	907	(118)	12/14/2012	1969
Citizens Bank	Poultney	VT	—	149	847	—	996	(269)	8/1/2010	1860

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	St. Albans	VT	—	141	798	—	939	(254)	8/1/2010	1989
Citizens Bank	White River Jnct	VT	—	183	1,039	—	1,222	(330)	8/1/2010	1975
Coborn's Liquor Store	Stanley	ND	—	1,163	5,037	—	6,200	(740)	2/21/2014	2014
Coborn's Liquor Store	Tioga	ND	—	1,065	4,581	—	5,646	(515)	6/26/2014	2014
Comcast	Englewood	CO	—	1,490	5,060	—	6,550	(841)	11/5/2013	1999
Community Bank	Lake Mary	FL	—	1,230	1,504	4	2,738	(259)	10/1/2013	1990
Community Bank	Whitehall	NY	365	106	600	—	706	(184)	8/1/2011	1995
CompUSA	Arlington	TX	1,770	2,437	1,467	127	4,031	(289)	2/7/2014	1992
ConAgra Foods	Omaha	NE	—	6,451	30,697	—	37,148	(2,641)	3/28/2014	1989
ConAgra Foods	Milton	PA	16,245	5,656	27,242	—	32,898	(3,667)	2/7/2014	1991
Conn's	Austin	TX	—	740	2,958	—	3,698	(445)	5/19/2014	2002
Conn's	Hurst	TX	—	497	1,990	—	2,487	(310)	5/19/2014	1999
Cooper Tire & Rubber	Franklin	IN	15,802	4,438	33,994	—	38,432	(6,480)	11/5/2013	2009
Cost Plus	La Quinta	CA	—	1,211	4,786	—	5,997	(740)	2/7/2014	2007
County of Yolo, CA	Woodland	CA	10,332	2,640	13,681	—	16,321	(2,030)	11/5/2013	2001
Cracker Barrel	Braselton	GA	2,935	1,294	2,403	—	3,697	(698)	11/13/2012	2005
Cracker Barrel	Bremen	GA	2,677	1,012	2,361	—	3,373	(686)	11/13/2012	2006
Cracker Barrel	Columbus	GA	—	912	3,153	—	4,065	(529)	2/7/2014	2003
Cracker Barrel	Greensboro	NC	—	1,632	2,495	—	4,127	(434)	2/7/2014	2005
Cracker Barrel	Mebane	NC	2,514	1,106	2,054	—	3,160	(596)	11/13/2012	2004
Cracker Barrel	Rocky Mount	NC	—	1,274	2,334	—	3,608	(417)	2/7/2014	2006
Cracker Barrel	Fort Mill	SC	—	1,301	2,721	—	4,022	(478)	2/7/2014	2006
Cracker Barrel	Piedmont	SC	—	1,630	2,927	—	4,557	(513)	2/7/2014	2005
Cracker Barrel	Abilene	TX	—	1,374	2,933	—	4,307	(516)	2/7/2014	2005
Cracker Barrel	San Antonio	TX	—	1,725	3,005	—	4,730	(495)	2/7/2014	2005
Cracker Barrel	Sherman	TX	—	557	3,744	—	4,301	(628)	2/7/2014	2007
Cracker Barrel	Bristol	VA	—	1,241	1,703	—	2,944	(363)	2/7/2014	2006
Cracker Barrel	Emporia	VA	2,435	972	2,267	—	3,239	(659)	11/13/2012	2004
Cracker Barrel	Waynesboro	VA	—	1,536	1,489	—	3,025	(385)	2/7/2014	2004
Cracker Barrel	Woodstock	VA	2,261	928	2,164	—	3,092	(629)	11/13/2012	2005
Crest Production Services	Pleasanton	TX	—	519	7,949	—	8,468	(1,618)	6/12/2014	2013
Crozer-Keystone Health	Ridley Park	PA	1,147	—	6,114	—	6,114	(1,041)	11/5/2013	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Hoover	AL	—	1,239	2,890	—	4,129	(629)	5/31/2013	2003
CVS	Meridianville	AL	1,954	1,045	3,057	—	4,102	(535)	2/7/2014	2008
CVS	Phoenix	AZ	5,025	1,511	4,533	15	6,059	(874)	10/1/2013	2012
CVS	Phoenix	AZ	3,015	901	2,704	15	3,620	(522)	10/1/2013	2012
CVS	City Of Industry	CA	2,500	1,224	3,202	—	4,426	(483)	2/7/2014	2009
CVS	Fresno	CA	5,045	1,890	4,409	16	6,315	(850)	10/1/2013	2012
CVS	Palmdale	CA	5,226	2,493	4,630	17	7,140	(893)	10/1/2013	2012
CVS	Sacramento	CA	4,724	2,163	4,016	19	6,198	(775)	10/1/2013	2012
CVS	Norwich	CT	5,454	1,998	5,995	15	8,008	(1,155)	10/1/2013	2011
CVS	Dover	DE	2,046	4,081	—	—	4,081	—	2/7/2014	2010
CVS	Auburndale	FL	1,565	1,418	2,038	—	3,456	(329)	2/7/2014	1999
CVS	Boca Raton	FL	2,625	—	3,560	—	3,560	(631)	2/7/2014	2009
CVS	Ft. Myers	FL	3,025	2,335	3,502	—	5,837	(622)	2/7/2014	2009
CVS	Gulf Breeze	FL	1,079	545	—	—	545	—	2/7/2014	2009
CVS	Jacksonville	FL	3,715	2,240	4,323	—	6,563	(706)	2/7/2014	2009
CVS	Lakeland	FL	2,258	587	2,347	16	2,950	(453)	10/1/2013	2012
CVS	Naples	FL	2,675	—	4,164	—	4,164	(678)	2/7/2014	2009
CVS	New Port Richey	FL	1,640	1,149	2,966	—	4,115	(473)	2/7/2014	2004
CVS	St. Augustine	FL	—	1,264	3,674	—	4,938	(597)	2/7/2014	2008
CVS	St. Cloud	FL	2,626	1,534	1,875	—	3,409	(417)	4/12/2013	2002
CVS	Alpharetta	GA	—	572	858	(12)	1,418	(220)	9/28/2012	1994
CVS	Ringgold	GA	1,948	1,346	2,939	—	4,285	(515)	2/7/2014	2007
CVS	Stockbridge	GA	—	855	1,283	—	2,138	(298)	2/28/2013	1998
CVS	Vidalia	GA	—	368	1,105	—	1,473	(285)	9/28/2012	2000
CVS	Northbrook	IL	25,155	3,471	41,765	69	45,305	(5,539)	2/7/2014	1980
CVS	Edinburgh	IN	—	420	1,530	—	1,950	(269)	2/24/2014	1998
CVS	Evansville	IN	1,850	227	3,060	—	3,287	(490)	2/7/2014	2000
CVS	Franklin	IN	—	310	2,787	(5)	3,092	(801)	3/29/2012	1999
CVS	Mishawaka	IN	2,258	409	4,532	—	4,941	(735)	2/7/2014	2007
CVS	Tipton	IN	—	311	1,726	—	2,037	(303)	2/24/2014	1998
CVS	Lawrence	KS	2,908	837	4,392	—	5,229	(711)	2/7/2014	2009
CVS	Mandeville	LA	4,020	2,385	2,915	16	5,316	(562)	10/1/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Metairie	LA	4,121	1,895	3,519	16	5,430	(679)	10/1/2013	2012
CVS	New Orleans	LA	3,719	2,439	2,439	16	4,894	(471)	10/1/2013	2012
CVS	Slidell	LA	4,355	1,142	4,568	16	5,726	(881)	10/1/2013	2012
CVS	Hingham	MA	5,695	1,873	5,619	15	7,507	(1,083)	10/1/2013	2012
CVS	Malden	MA	5,360	1,757	5,271	14	7,042	(1,016)	10/1/2013	2012
CVS	Detroit	MI	—	270	2,427	(5)	2,692	(564)	2/28/2013	1999
CVS	Harper Woods	MI	—	499	2,829	—	3,328	(658)	2/28/2013	1999
CVS	Minneapolis	MN	—	266	4,693	—	4,959	(676)	2/7/2014	2009
CVS	Independence	MO	—	780	3,121	—	3,901	(495)	5/19/2014	2000
CVS	St. Joseph	MO	3,015	1,022	3,067	16	4,105	(592)	10/1/2013	2012
CVS	Southaven	MS	3,030	1,849	3,217	—	5,066	(616)	2/7/2014	2009
CVS	Southaven	MS	4,270	1,281	4,100	—	5,381	(769)	2/7/2014	2009
CVS	Beaufort	NC	2,781	378	3,404	16	3,798	(656)	10/1/2013	2011
CVS	Charlotte	NC	—	1,185	2,176	—	3,361	(335)	2/7/2014	2008
CVS	Eden	NC	—	836	1,450	—	2,286	(235)	2/7/2014	1998
CVS	Kernersville	NC	—	960	1,313	—	2,273	(212)	2/7/2014	1998
CVS	Weaverville	NC	3,098	1,998	4,307	—	6,305	(748)	2/7/2014	2009
CVS	Cherry Hill	NJ	—	2,255	—	—	2,255	—	2/7/2014	2011
CVS	Edison	NJ	—	3,318	—	—	3,318	—	2/7/2014	2008
CVS	Lawrenceville	NJ	5,170	2,674	6,412	—	9,086	(1,022)	2/7/2014	2009
CVS	Albuquerque	NM	3,719	975	3,899	16	4,890	(752)	10/1/2013	2011
CVS	Albuquerque	NM	3,920	1,029	4,118	17	5,164	(794)	10/1/2013	2011
CVS	Las Cruces	NM	4,925	1,295	5,178	17	6,490	(998)	10/1/2013	2012
CVS	North Las Vegas	NV	3,268	1,374	3,207	—	4,581	(842)	8/22/2012	2004
CVS	Sparks	NV	—	486	5,894	—	6,380	(963)	2/7/2014	2009
CVS	Henrietta	NY	—	965	1,180	(2)	2,143	(292)	11/8/2012	1997
CVS	Mineola	NY	2,280	—	5,120	—	5,120	(798)	2/7/2014	2008
CVS	Warren	OH	—	560	1,622	—	2,182	(261)	2/7/2014	2008
CVS	Oklahoma City	OK	—	569	1,609	—	2,178	(246)	2/7/2014	1996
CVS	The Village	OK	3,425	520	4,730	—	5,250	(761)	2/7/2014	2009
CVS	Tulsa	OK	2,446	950	2,216	16	3,182	(428)	10/1/2013	2010
CVS	Freeland	PA	982	122	1,096	—	1,218	(288)	8/8/2012	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Mechanicsburg	PA	3,582	1,155	3,465	—	4,620	(858)	11/29/2012	2008
CVS	New Castle	PA	1,562	412	2,337	—	2,749	(590)	10/31/2012	1999
CVS	Shippensburg	PA	1,859	351	1,988	—	2,339	(462)	2/8/2013	2002
CVS	Titusville	PA	—	670	683	—	1,353	(230)	2/7/2014	1998
CVS	Towanda	PA	878	—	877	—	877	(195)	4/24/2013	2003
CVS	Anderson	SC	—	623	1,389	—	2,012	(216)	2/7/2014	1998
CVS	Cayce	SC	—	1,750	2,701	—	4,451	(483)	2/7/2014	2009
CVS	Columbia	SC	2,278	—	2,811	—	2,811	(583)	7/2/2013	2006
CVS	Greenville	SC	—	169	1,520	—	1,689	(353)	2/28/2013	1997
CVS	Greenville	SC	—	1,108	1,816	—	2,924	(305)	2/7/2014	1998
CVS	Piedmont	SC	—	836	1,206	—	2,042	(185)	2/7/2014	1998
CVS	Jackson	TN	3,082	1,209	2,822	16	4,047	(544)	10/1/2013	2012
CVS	Knoxville	TN	2,613	1,190	2,210	16	3,416	(427)	10/1/2013	2011
CVS	Nashville	TN	—	203	1,148	(4)	1,347	(295)	9/28/2012	1996
CVS	Converse	TX	3,538	1,390	3,243	15	4,648	(626)	10/1/2013	2011
CVS	Dumas	TX	2,312	846	2,537	16	3,399	(490)	10/1/2013	2011
CVS	Duncanville	TX	—	670	2,681	—	3,351	(429)	5/19/2014	2000
CVS	Edinburg	TX	—	1,179	3,060	—	4,239	(517)	2/7/2014	2008
CVS	Elsa	TX	2,814	915	2,744	16	3,675	(529)	10/1/2013	2011
CVS	Ft . Worth	TX	4,147	2,453	3,679	15	6,147	(709)	10/1/2013	2011
CVS	Gainesville	TX	2,215	341	3,334	—	3,675	(520)	2/7/2014	2003
CVS	San Antonio	TX	3,806	1,996	2,993	15	5,004	(577)	10/1/2013	2011
CVS	San Antonio	TX	4,422	2,034	3,778	15	5,827	(728)	10/1/2013	2011
CVS	San Antonio	TX	2,660	868	2,605	16	3,489	(503)	10/1/2013	2012
CVS	San Juan	TX	2,345	610	2,441	16	3,067	(471)	10/1/2013	2012
CVS	Hardy	VA	2,035	686	2,059	—	2,745	(448)	5/16/2013	2005
CVS	Lynchburg	VA	1,748	914	2,987	4	3,905	(486)	2/7/2014	1999
CVS	Madison Heights	VA	1,592	1,015	2,589	—	3,604	(416)	2/7/2014	1997
CVS	Norfolk	VA	2,399	697	2,789	16	3,502	(538)	10/1/2013	2011
CVS	Portsmouth	VA	3,367	1,230	3,690	16	4,936	(712)	10/1/2013	2012
CVS	Roanoke	VA	2,269	825	2,474	14	3,313	(477)	10/1/2013	2011
CVS	Virginia Beach	VA	3,114	683	3,868	14	4,565	(746)	10/1/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Williamsburg	VA	4,115	907	5,137	16	6,060	(990)	10/1/2013	2011
Dahl's	Des Moines	IA	—	628	3,947	—	4,575	(636)	2/7/2014	1947
Dahl's	Des Moines	IA	—	1,163	1,649	—	2,812	(268)	2/7/2014	1959
Dahl's	Des Moines	IA	—	2,871	11,761	—	14,632	(1,847)	2/7/2014	2011
Dahl's	Johnston	IA	—	3,202	6,644	—	9,846	(1,071)	2/7/2014	2000
Dairy Queen	Mauldin	SC	—	133	—	—	133	—	6/27/2013	1995
Dairy Queen	Alto	TX	—	50	110	—	160	(21)	6/27/2013	1995
Dairy Queen	Pineland	TX	—	40	120	—	160	(23)	6/27/2013	1995
Dairy Queen	Silsbee	TX	—	60	100	—	160	(19)	6/27/2013	1995
Dairy Queen	Woodville	TX	—	98	65	—	163	(12)	7/31/2013	1980
DaVita Dialysis	Osceola	AR	—	137	1,232	—	1,369	(220)	3/28/2013	2009
DaVita Dialysis	Casselberry	FL	—	392	2,320	—	2,712	(317)	2/7/2014	2007
DaVita Dialysis	Palatka	FL	—	207	1,173	—	1,380	(195)	6/5/2013	2013
DaVita Dialysis	Sanford	FL	—	530	2,793	—	3,323	(355)	2/7/2014	2005
DaVita Dialysis	Augusta	GA	—	118	1,818	—	1,936	(204)	2/7/2014	2000
DaVita Dialysis	Douglasville	GA	—	119	1,858	—	1,977	(209)	2/7/2014	2001
DaVita Dialysis	Ft. Wayne	IN	—	394	2,963	—	3,357	(349)	2/7/2014	2008
DaVita Dialysis	Hiawatha	KS	—	69	1,302	—	1,371	(222)	5/30/2013	2012
DaVita Dialysis	New Orleans	LA	—	511	2,237	—	2,748	(210)	9/30/2014	2010
DaVita Dialysis	Allen Park	MI	—	209	1,885	—	2,094	(412)	12/31/2012	1955
DaVita Dialysis	Grand Rapids	MI	—	215	1,794	—	2,009	(232)	2/7/2014	1997
DaVita Dialysis	Clinton	MO	—	128	896	—	1,024	(124)	2/26/2014	2003
DaVita Dialysis	St. Pauls	NC	—	138	1,246	—	1,384	(198)	8/2/2013	2006
DaVita Dialysis	Lawrenceville	NJ	—	633	2,757	—	3,390	(347)	2/7/2014	2009
DaVita Dialysis	Akron	OH	—	312	1,994	—	2,306	(252)	3/31/2014	1932
DaVita Dialysis	Cincinnati	OH	—	219	878	(3)	1,094	(156)	3/28/2013	2008
DaVita Dialysis	Georgetown	OH	—	125	706	(1)	830	(125)	3/28/2013	2009
DaVita Dialysis	Willow Grove	PA	—	311	3,886	14	4,211	(457)	2/7/2014	1989
DaVita Dialysis	Hartsville	SC	—	126	1,136	—	1,262	(194)	5/30/2013	2013
DaVita Dialysis	Beeville	TX	—	99	1,879	—	1,978	(411)	12/31/2012	1979
DaVita Dialysis	Federal Way	WA	17,751	1,929	22,357	—	24,286	(5,747)	11/21/2012	2000
Deals R Us	Virginia Beach	VA	—	934	—	(405)	529	(1)	2/21/2014	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Del Monte	Lathrop	CA	—	—	41,318	—	41,318	(7,876)	11/5/2013	1993
Dell Perot Systems	Lincoln	NE	—	2,812	25,566	—	28,378	(3,442)	2/7/2014	2009
Denny's	Mesa	AZ	—	1,089	891	—	1,980	(183)	7/31/2013	1994
Denny's	Peoria	AZ	—	310	457	—	767	(93)	6/27/2013	1995
Denny's	Phoenix	AZ	—	825	1,237	—	2,062	(255)	7/31/2013	2005
Denny's	Scottsdale	AZ	—	736	491	—	1,227	(101)	7/31/2013	1980
Denny's	Tempe	AZ	—	378	245	—	623	(46)	6/27/2013	1980
Denny's	Tempe	AZ	—	1,567	844	—	2,411	(174)	7/31/2013	1995
Denny's	Idaho Falls	ID	—	196	432	—	628	(75)	6/27/2013	1995
Denny's	Merriam	KS	—	390	1,150	—	1,540	(228)	6/27/2013	1995
Denny's	Topeka	KS	—	630	446	—	1,076	(89)	6/27/2013	1995
Denny's	Bloomington	MN	—	1,184	—	—	1,184	—	7/31/2013	1995
Denny's	Branson	MO	—	620	2,209	—	2,829	(438)	6/27/2013	1995
Denny's	Kansas City	MO	—	750	686	—	1,436	(136)	6/27/2013	1995
Denny's	N. Kansas City	MO	—	630	937	—	1,567	(186)	6/27/2013	1995
Denny's	Sedalia	MO	—	500	783	—	1,283	(155)	6/27/2013	1995
Denny's	Black Mountain	NC	—	210	505	—	715	(100)	6/27/2013	1995
Denny's	Mooresville	NC	—	250	841	—	1,091	(167)	6/27/2013	1995
Denny's	Henrietta	NY	—	361	241	—	602	(50)	7/31/2013	1970
Denny's	Watertown	NY	—	330	1,107	—	1,437	(220)	6/27/2013	1995
Denny's	Fremont	OH	—	320	975	—	1,295	(193)	6/27/2013	1995
Denny's	Marion	OH	—	115	390	—	505	(79)	6/27/2013	1989
Denny's	Ontario	OR	—	240	1,067	—	1,307	(212)	6/27/2013	1995
Denny's	Greenville	SC	—	570	554	—	1,124	(110)	6/27/2013	1995
Denny's	Pasadena	TX	—	500	1,316	—	1,816	(261)	6/27/2013	1995
Dick's Sporting Goods	Fort Gratiot	MI	—	722	7,743	—	8,465	(1,246)	2/7/2014	2010
Dick's Sporting Goods	Moore	OK	—	1,243	10,426	—	11,669	(1,650)	2/7/2014	2012
Dick's Sporting Goods	Charleston	SC	—	3,733	5,025	—	8,758	(837)	2/7/2014	2005
Dick's Sporting Goods	Jackson	TN	—	1,346	6,106	—	7,452	(975)	2/7/2014	2007
DJO, LLC	Vista	CA	—	3,732	16,868	—	20,600	(5,642)	8/15/2014	2006
Dollar General	Andalusia	AL	—	317	914	—	1,231	(61)	7/24/2014	2014
Dollar General	Birmingham	AL	—	156	882	—	1,038	(225)	6/6/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Bremen	AL	—	59	1,017	—	1,076	(116)	9/29/2014	2014
Dollar General	Butler	AL	—	338	1,093	—	1,431	(173)	3/28/2014	2014
Dollar General	Childersburg	AL	—	328	986	—	1,314	(161)	2/7/2014	2013
Dollar General	Chunchula	AL	—	174	697	—	871	(184)	4/26/2012	2012
Dollar General	Cullman	AL	—	331	780	—	1,111	(124)	3/28/2014	2013
Dollar General	Cullman	AL	—	221	861	—	1,082	(89)	9/26/2014	2014
Dollar General	Frisco City	AL	—	121	836	—	957	(136)	2/26/2014	2014
Dollar General	Gardendale	AL	—	142	805	—	947	(198)	8/9/2012	2012
Dollar General	Hartselle	AL	—	473	983	—	1,456	(161)	2/7/2014	2013
Dollar General	Headland	AL	—	387	1,091	—	1,478	(120)	8/13/2014	2014
Dollar General	Mobile	AL	—	207	1,039	—	1,246	(167)	2/7/2014	2013
Dollar General	Moulton	AL	—	517	1,207	—	1,724	(319)	4/26/2012	2012
Dollar General	Mt. Vernon	AL	—	260	1,402	—	1,662	(228)	2/7/2014	2013
Dollar General	Ohatchee	AL	—	97	942	—	1,039	(119)	4/17/2014	2014
Dollar General	Phenix City	AL	—	267	929	—	1,196	(149)	2/7/2014	2012
Dollar General	Phenix City	AL	—	386	1,104	—	1,490	(179)	2/7/2014	2013
Dollar General	Red Level	AL	300	120	680	—	800	(195)	10/31/2011	2010
Dollar General	Sylacauga	AL	—	120	968	—	1,088	(155)	2/7/2014	2013
Dollar General	Tarrant	AL	—	217	869	—	1,086	(245)	12/12/2011	2011
Dollar General	Troy	AL	—	67	963	—	1,030	(155)	2/7/2014	2013
Dollar General	Tuscaloosa	AL	300	133	756	—	889	(213)	12/30/2011	2011
Dollar General	Vance	AL	—	191	731	—	922	(116)	3/28/2014	2014
Dollar General	Ash Flat	AR	—	44	132	(2)	174	(33)	6/19/2012	1997
Dollar General	Batesville	AR	—	32	285	—	317	(55)	7/25/2013	1998
Dollar General	Batesville	AR	—	42	374	11	427	(73)	7/25/2013	1999
Dollar General	Beebe	AR	—	51	478	—	529	(90)	7/25/2013	1999
Dollar General	Bella Vista	AR	—	129	302	—	431	(86)	11/10/2011	2005
Dollar General	Bergman	AR	—	113	639	—	752	(160)	7/2/2012	2011
Dollar General	Blytheville	AR	—	30	285	—	315	(54)	7/25/2013	2000
Dollar General	Carlisle	AR	—	13	245	(2)	256	(69)	11/10/2011	2005
Dollar General	Des Arc	AR	—	56	508	—	564	(99)	7/25/2013	1999
Dollar General	Dumas	AR	—	46	412	—	458	(80)	7/25/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Flippin	AR	—	53	64	(1)	116	(16)	6/19/2012	1994
Dollar General	Gassville	AR	—	54	325	—	379	(62)	7/25/2013	1999
Dollar General	Green Forest	AR	—	52	303	—	355	(85)	11/10/2011	2005
Dollar General	Higden	AR	—	52	469	—	521	(91)	7/25/2013	1995
Dollar General	Lake Village	AR	—	64	362	—	426	(70)	7/25/2013	1995
Dollar General	Lepanto	AR	—	43	389	—	432	(76)	7/25/2013	1995
Dollar General	Little Rock	AR	—	73	412	—	485	(80)	7/25/2013	1995
Dollar General	Marvell	AR	—	40	364	—	404	(70)	7/25/2013	1995
Dollar General	Maynard	AR	—	73	654	—	727	(149)	12/4/2012	1995
Dollar General	Mcgehee	AR	—	25	228	—	253	(44)	7/25/2013	1998
Dollar General	Quitman	AR	—	45	426	—	471	(80)	7/25/2013	2001
Dollar General	Searcy	AR	—	29	263	—	292	(51)	7/25/2013	1998
Dollar General	Tuckerman	AR	—	49	280	—	329	(54)	7/25/2013	1999
Dollar General	White Hall	AR	—	43	388	—	431	(75)	7/25/2013	1999
Dollar General	Wooster	AR	—	74	664	—	738	(151)	12/4/2012	1995
Dollar General	Grand Ridge	FL	300	76	684	—	760	(193)	12/30/2011	2010
Dollar General	Lakeland	FL	—	413	1,810	—	2,223	(286)	2/7/2014	2012
Dollar General	Molino	FL	400	178	1,007	—	1,185	(289)	10/31/2011	2011
Dollar General	Palatka	FL	—	113	1,196	—	1,309	(176)	5/7/2014	2013
Dollar General	Panama City	FL	—	139	312	—	451	(71)	6/19/2012	1987
Dollar General	Guyton	GA	—	213	852	—	1,065	(169)	6/3/2013	2011
Dollar General	Lyerly	GA	—	251	992	—	1,243	(158)	2/7/2014	2012
Dollar General	Shiloh	GA	—	150	743	—	893	(118)	8/13/2014	2014
Dollar General	Thomaston	GA	—	308	972	—	1,280	(158)	2/7/2014	2013
Dollar General	Cedar Falls	IA	—	96	862	—	958	(163)	8/28/2013	2013
Dollar General	Center Point	IA	—	136	772	—	908	(175)	12/31/2012	2012
Dollar General	Chariton	IA	—	165	934	—	1,099	(229)	8/31/2012	2012
Dollar General	Eagle Grove	IA	—	100	902	—	1,002	(175)	7/9/2013	2013
Dollar General	Estherville	IA	—	226	903	—	1,129	(213)	10/25/2012	2012
Dollar General	Hampton	IA	—	188	751	—	939	(206)	2/1/2012	2012
Dollar General	Lake Mills	IA	—	81	728	—	809	(199)	2/1/2012	2012
Dollar General	Nashua	IA	—	136	768	—	904	(185)	9/6/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Ottumwa	IA	—	143	812	—	955	(181)	1/31/2013	2012
Dollar General	Altamont	IL	531	211	844	—	1,055	(227)	3/9/2012	2012
Dollar General	Carthage	IL	—	48	908	—	956	(223)	8/31/2012	2012
Dollar General	Desoto	IL	—	138	784	—	922	(167)	3/26/2013	2013
Dollar General	Fairbury	IL	—	96	867	—	963	(173)	6/7/2013	2013
Dollar General	Galatia	IL	—	87	1,008	—	1,095	(103)	7/29/2014	2014
Dollar General	Henry	IL	—	104	934	—	1,038	(190)	5/23/2013	2013
Dollar General	Jacksonville	IL	—	145	823	—	968	(202)	8/31/2012	2012
Dollar General	Jonesboro	IL	—	77	309	—	386	(88)	11/10/2011	2007
Dollar General	Lexington	IL	—	100	899	—	999	(217)	9/21/2012	2012
Dollar General	Mackinaw	IL	—	149	1,011	—	1,160	(165)	2/25/2014	2013
Dollar General	Mahomet	IL	—	292	877	—	1,169	(166)	8/22/2013	2013
Dollar General	Marion	IL	—	153	867	—	1,020	(209)	9/24/2012	1995
Dollar General	Minonk	IL	—	56	1,034	—	1,090	(108)	7/2/2014	2014
Dollar General	Mount Morris	IL	—	97	877	—	974	(199)	12/17/2012	2012
Dollar General	Park Forest	IL	—	390	1,036	—	1,426	(99)	8/1/2014	2013
Dollar General	Pittsburg	IL	—	97	915	—	1,012	(144)	3/31/2014	2014
Dollar General	Rockford	IL	—	464	597	27	1,088	(68)	6/18/2014	2014
Dollar General	Roodhouse	IL	—	207	829	—	1,036	(188)	12/31/2012	1995
Dollar General	Savanna	IL	—	273	1,093	—	1,366	(248)	12/31/2012	2012
Dollar General	South Pekin	IL	—	104	933	—	1,037	(177)	8/14/2013	2013
Dollar General	Bainbridge	IN	—	131	765	—	896	(77)	9/22/2014	2010
Dollar General	Medaryville	IN	—	96	914	—	1,010	(151)	7/31/2014	2014
Dollar General	Monroeville	IN	—	112	636	—	748	(179)	12/22/2011	2011
Dollar General	Porter	IN	—	243	995	—	1,238	(70)	5/29/2014	2014
Dollar General	Rensselaer	IN	—	111	957	—	1,068	(111)	7/30/2014	2014
Dollar General	Richland	IN	—	156	887	—	1,043	(70)	4/30/2014	2014
Dollar General	Schneider	IN	—	124	1,010	—	1,134	(100)	9/17/2014	2014
Dollar General	Auburn	KS	—	42	801	—	843	(197)	8/31/2012	2009
Dollar General	Cottonwood Falls	KS	—	89	802	—	891	(197)	8/31/2012	2009
Dollar General	Erie	KS	—	42	790	—	832	(194)	8/31/2012	2009
Dollar General	Garden City	KS	—	136	771	—	907	(189)	8/31/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Harper	KS	—	91	818	—	909	(201)	8/31/2012	2009
Dollar General	Humboldt	KS	—	44	828	—	872	(203)	8/31/2012	2010
Dollar General	Kingman	KS	—	142	804	—	946	(198)	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	40	765	—	805	(188)	8/31/2012	2010
Dollar General	Minneapolis	KS	—	43	816	—	859	(200)	8/31/2012	2010
Dollar General	Pomona	KS	—	42	796	—	838	(195)	8/31/2012	2010
Dollar General	Sedan	KS	—	42	792	—	834	(195)	8/31/2012	2009
Dollar General	Syracuse	KS	—	43	817	—	860	(201)	8/31/2012	2010
Dollar General	Berea	KY	—	138	781	—	919	(159)	5/30/2013	2012
Dollar General	Coldiron	KY	—	187	747	—	934	(152)	5/30/2013	2013
Dollar General	East Bernstadt	KY	—	141	799	—	940	(163)	5/30/2013	2012
Dollar General	Eubank	KY	—	137	775	—	912	(158)	5/30/2013	2013
Dollar General	Monticello	KY	—	251	867	—	1,118	(132)	4/25/2014	2012
Dollar General	Nancy	KY	—	81	733	—	814	(194)	4/26/2012	2011
Dollar General	Whitesburg	KY	—	211	845	—	1,056	(172)	5/30/2013	2012
Dollar General	Bastrop	LA	—	148	838	—	986	(163)	7/1/2013	2013
Dollar General	Choudrant	LA	300	83	745	—	828	(204)	2/6/2012	2011
Dollar General	Converse	LA	—	84	756	—	840	(182)	9/26/2012	2012
Dollar General	Doyline	LA	—	88	793	—	881	(184)	11/27/2012	2012
Dollar General	Gardner	LA	457	138	784	—	922	(211)	3/8/2012	2012
Dollar General	Grambling	LA	—	597	719	—	1,316	(122)	2/7/2014	2012
Dollar General	Jonesville	LA	—	103	929	—	1,032	(224)	9/27/2012	2012
Dollar General	Keithville	LA	—	83	750	—	833	(188)	7/26/2012	2012
Dollar General	Lake Charles	LA	—	102	919	—	1,021	(252)	2/29/2012	2012
Dollar General	Lake Charles	LA	—	406	770	—	1,176	(126)	2/7/2014	2012
Dollar General	Mangham	LA	300	40	759	—	799	(208)	2/6/2012	2011
Dollar General	Mount Hermon	LA	400	94	842	—	936	(231)	2/6/2012	2009
Dollar General	New Iberia	LA	—	315	736	—	1,051	(195)	4/26/2012	2011
Dollar General	Patterson	LA	—	259	1,035	—	1,294	(274)	4/26/2012	2011
Dollar General	Monroe	LA	400	97	869	—	966	(238)	2/6/2012	2011
Dollar General	Sarepta	LA	—	131	743	—	874	(183)	8/9/2012	2011
Dollar General	St. Martinville	LA	—	175	1,028	—	1,203	(167)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Thibodaux	LA	—	234	1,146	—	1,380	(188)	2/7/2014	2012
Dollar General	West Monroe	LA	—	153	869	—	1,022	(234)	3/9/2012	1995
Dollar General	Zachary	LA	—	248	743	—	991	(197)	4/26/2012	2011
Dollar General	Adams	MA	—	254	1,016	—	1,270	(183)	10/10/2013	2012
Dollar General	Bangor	MI	—	173	691	—	864	(173)	7/10/2012	2012
Dollar General	Bronson	MI	—	97	436	—	533	(115)	8/6/2014	1965
Dollar General	Cadillac	MI	467	187	747	—	934	(201)	3/16/2012	2012
Dollar General	Camden	MI	—	138	781	—	919	(170)	2/27/2013	2013
Dollar General	Carleton	MI	445	222	666	—	888	(179)	3/16/2012	2011
Dollar General	Covert	MI	—	37	704	—	741	(173)	8/30/2012	2012
Dollar General	Durand	MI	455	181	726	—	907	(189)	5/18/2012	2012
Dollar General	East Jordan	MI	—	125	709	—	834	(178)	7/10/2012	2012
Dollar General	Flint	MI	416	83	743	—	826	(193)	5/18/2012	2012
Dollar General	Flint	MI	—	91	820	—	911	(194)	10/31/2012	2012
Dollar General	Gaylord	MI	—	172	687	—	859	(172)	7/10/2012	2012
Dollar General	Iron River	MI	—	86	777	—	863	(191)	8/30/2012	2012
Dollar General	Manchester	MI	—	213	853	—	1,066	(186)	2/27/2013	2013
Dollar General	Manistique	MI	—	155	876	—	1,031	(191)	2/27/2013	2012
Dollar General	Melvindale	MI	—	242	967	—	1,209	(247)	6/26/2012	2012
Dollar General	Mount Morris	MI	—	110	988	—	1,098	(215)	2/27/2013	2012
Dollar General	Negaunee	MI	—	87	779	—	866	(191)	8/30/2012	2012
Dollar General	Rapid City	MI	—	179	716	—	895	(156)	2/27/2013	2012
Dollar General	Romulus	MI	—	199	794	—	993	(173)	2/27/2013	2011
Dollar General	Roscommon	MI	—	87	781	—	868	(192)	8/30/2012	2012
Dollar General	Wakefield	MI	—	88	794	—	882	(180)	12/19/2012	2012
Dollar General	Albert Lea	MN	—	223	551	(46)	728	(64)	5/30/2014	1960
Dollar General	Annandale	MN	—	212	848	—	1,060	(161)	8/2/2013	2013
Dollar General	Barnesville	MN	—	86	841	—	927	(136)	2/26/2014	2014
Dollar General	Cohasset	MN	—	87	964	—	1,051	(142)	5/2/2014	2013
Dollar General	Ely	MN	—	174	944	—	1,118	(74)	4/30/2014	2014
Dollar General	Hawley	MN	—	89	803	—	892	(145)	10/16/2013	2013
Dollar General	Melrose	MN	—	96	863	—	959	(196)	12/17/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Milaca	MN	—	102	916	—	1,018	(169)	9/24/2013	2013
Dollar General	Montgomery	MN	—	87	783	—	870	(178)	12/17/2012	2012
Dollar General	Olivia	MN	—	98	884	—	982	(197)	1/31/2013	2012
Dollar General	Pequot Lakes	MN	—	155	880	—	1,035	(167)	8/22/2013	2013
Dollar General	Richmond	MN	—	96	836	—	932	(135)	2/20/2014	2014
Dollar General	Roseau	MN	—	143	808	—	951	(146)	10/30/2013	2013
Dollar General	Rush City	MN	—	126	716	—	842	(179)	7/25/2012	2012
Dollar General	Springfield	MN	—	88	795	—	883	(180)	12/26/2012	2012
Dollar General	Staples	MN	—	150	848	—	998	(157)	9/4/2013	2013
Dollar General	Virginia	MN	—	147	831	—	978	(185)	1/14/2013	2012
Dollar General	Appleton City	MO	—	22	124	—	146	(35)	11/10/2011	2004
Dollar General	Ash Grove	MO	—	35	315	—	350	(90)	11/10/2011	2006
Dollar General	Ashland	MO	—	70	398	(5)	463	(112)	11/10/2011	2006
Dollar General	Aurora	MO	—	98	881	—	979	(192)	2/28/2013	2013
Dollar General	Auxvasse	MO	300	72	650	—	722	(185)	11/22/2011	2011
Dollar General	Belton	MO	—	105	948	—	1,053	(233)	8/3/2012	2012
Dollar General	Berkeley	MO	—	132	748	—	880	(177)	10/9/2012	2012
Dollar General	Bernie	MO	—	35	314	—	349	(89)	11/10/2011	2007
Dollar General	Billings	MO	—	139	790	—	929	(142)	10/17/2013	2013
Dollar General	Bloomfield	MO	—	23	215	—	238	(60)	11/10/2011	2005
Dollar General	Cardwell	MO	—	89	805	—	894	(198)	8/24/2012	2012
Dollar General	Carterville	MO	—	10	192	—	202	(55)	11/10/2011	2004
Dollar General	Caruthersville	MO	—	98	878	—	976	(212)	9/27/2012	2012
Dollar General	Caulfield	MO	—	139	789	—	928	(179)	12/31/2012	2012
Dollar General	Clarkton	MO	—	19	354	—	373	(101)	11/10/2011	2007
Dollar General	Clever	MO	—	136	542	—	678	(138)	6/19/2012	2010
Dollar General	Conway	MO	300	37	694	—	731	(197)	11/22/2011	2011
Dollar General	De Soto	MO	—	101	912	—	1,013	(199)	2/14/2013	2013
Dollar General	Diamond	MO	—	44	175	—	219	(50)	11/10/2011	2005
Dollar General	Doolittle	MO	—	137	778	—	915	(148)	8/2/2013	2013
Dollar General	Eagle Rock	MO	—	133	786	—	919	(127)	2/26/2014	2014
Dollar General	Edina	MO	—	127	722	—	849	(174)	9/13/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Eldon	MO	—	52	986	—	1,038	(215)	2/14/2013	2013
Dollar General	Ellsinore	MO	—	30	579	—	609	(165)	11/10/2011	2010
Dollar General	Gower	MO	—	118	668	—	786	(164)	8/31/2012	2012
Dollar General	Hallsville	MO	—	29	263	(6)	286	(74)	11/10/2011	2004
Dollar General	Hawk Point	MO	—	177	709	—	886	(174)	8/24/2012	2012
Dollar General	Humansville	MO	—	69	277	—	346	(71)	6/19/2012	2007
Dollar General	Jennings	MO	—	445	826	—	1,271	(207)	7/13/2012	2012
Dollar General	Joplin	MO	—	144	816	—	960	(143)	11/12/2013	2013
Dollar General	Kansas City	MO	—	313	731	—	1,044	(176)	9/21/2012	2012
Dollar General	King City	MO	300	33	625	—	658	(178)	11/22/2011	2010
Dollar General	Laurie	MO	—	102	918	—	1,020	(161)	11/15/2013	2013
Dollar General	Lawson	MO	—	29	162	(3)	188	(46)	11/10/2011	2003
Dollar General	Lebanon	MO	—	177	708	—	885	(171)	9/24/2012	2012
Dollar General	Lebanon	MO	—	278	835	—	1,113	(201)	9/21/2012	2012
Dollar General	Lexington	MO	—	149	846	—	995	(156)	9/13/2013	2013
Dollar General	Licking	MO	300	76	688	—	764	(196)	11/22/2011	2010
Dollar General	Lilbourn	MO	—	62	554	—	616	(157)	11/10/2011	2010
Dollar General	Lonedell	MO	—	208	833	—	1,041	(173)	4/26/2013	2013
Dollar General	Malden	MO	—	108	974	—	1,082	(185)	8/2/2013	2013
Dollar General	Marble Hill	MO	—	104	935	—	1,039	(225)	9/11/2012	2012
Dollar General	Marionville	MO	—	89	797	—	886	(188)	10/31/2012	2012
Dollar General	Marthasville	MO	300	41	782	—	823	(214)	2/1/2012	2011
Dollar General	Maysville	MO	300	107	607	—	714	(174)	10/31/2011	2010
Dollar General	Morehouse	MO	—	87	783	—	870	(189)	9/7/2012	2012
Dollar General	New Haven	MO	—	176	702	—	878	(186)	4/27/2012	2012
Dollar General	Oak Grove	MO	—	27	106	(3)	130	(27)	6/19/2012	1999
Dollar General	Oran	MO	419	83	747	—	830	(201)	3/30/2012	2012
Dollar General	Osceola	MO	—	93	835	—	928	(182)	2/19/2013	2012
Dollar General	Ozark	MO	474	190	758	—	948	(200)	4/27/2012	2012
Dollar General	Ozark	MO	—	149	842	—	991	(203)	9/24/2012	2012
Dollar General	Pacific	MO	—	151	853	—	1,004	(218)	6/6/2012	2012
Dollar General	Palmyra	MO	—	40	225	(3)	262	(57)	6/19/2012	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Plattsburg	MO	—	44	843	—	887	(207)	8/9/2012	2012
Dollar General	Qulin	MO	—	30	573	(8)	595	(162)	11/10/2011	2009
Dollar General	Robertsville	MO	—	131	744	—	875	(183)	8/24/2012	2011
Dollar General	Rocky Mount	MO	—	88	789	—	877	(194)	8/31/2012	2012
Dollar General	Rolla	MO	—	209	835	—	1,044	(158)	8/21/2013	2013
Dollar General	Savannah	MO	—	270	811	—	1,081	(154)	8/23/2013	2013
Dollar General	Sedadia	MO	—	273	637	—	910	(154)	9/7/2012	2012
Dollar General	Senath	MO	—	61	552	—	613	(141)	6/19/2012	2010
Dollar General	Seneca	MO	—	47	189	7	243	(48)	6/19/2012	1962
Dollar General	Shelbina	MO	—	101	911	—	1,012	(185)	5/22/2013	2013
Dollar General	Sikeston	MO	555	56	1,056	—	1,112	(289)	2/24/2012	2011
Dollar General	Sikeston	MO	—	144	819	—	963	(201)	8/24/2012	2012
Dollar General	Springfield	MO	—	378	702	—	1,080	(179)	6/14/2012	2012
Dollar General	St. Clair	MO	400	220	879	—	1,099	(248)	12/30/2011	1995
Dollar General	St. James	MO	—	81	244	—	325	(62)	6/19/2012	1999
Dollar General	St. Louis	MO	—	372	692	—	1,064	(170)	8/31/2012	2012
Dollar General	St. Louis	MO	—	260	606	—	866	(146)	9/26/2012	2012
Dollar General	Stanberry	MO	300	111	629	—	740	(179)	11/22/2011	2010
Dollar General	Steele	MO	—	31	598	—	629	(170)	11/10/2011	2009
Dollar General	Strafford	MO	—	51	471	—	522	(132)	11/10/2011	2009
Dollar General	Vienna	MO	394	78	704	—	782	(193)	2/24/2012	2011
Dollar General	West Plains	MO	—	90	769	—	859	(125)	2/20/2014	2014
Dollar General	Willow Springs	MO	—	24	213	(4)	233	(54)	6/19/2012	2002
Dollar General	Windsor	MO	—	86	829	—	915	(134)	2/20/2014	2014
Dollar General	Edwards	MS	300	75	671	—	746	(189)	12/30/2011	2011
Dollar General	Greenville	MS	300	82	739	—	821	(208)	12/30/2011	2011
Dollar General	Hickory	MS	—	77	692	—	769	(173)	7/2/2012	2011
Dollar General	Jackson	MS	—	198	793	—	991	(191)	9/27/2012	2011
Dollar General	Meridian	MS	—	178	713	—	891	(172)	9/13/2012	2011
Dollar General	Meridian	MS	—	40	754	—	794	(182)	9/13/2012	2011
Dollar General	Moorhead	MS	356	107	606	—	713	(157)	5/1/2012	2011
Dollar General	Natchez	MS	—	166	664	—	830	(169)	6/12/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Soso	MS	385	116	658	—	774	(174)	4/12/2012	2011
Dollar General	Stonewall	MS	—	116	655	—	771	(164)	7/2/2012	2011
Dollar General	Stringer	MS	—	116	655	—	771	(164)	7/2/2012	2011
Dollar General	Walnut Grove	MS	300	71	641	—	712	(181)	12/30/2011	2011
Dollar General	Edenton	NC	—	240	1,025	—	1,265	(167)	2/28/2014	2013
Dollar General	Fayetteville	NC	300	216	647	—	863	(177)	2/6/2012	2011
Dollar General	Hendersonville	NC	—	360	1,034	—	1,394	(166)	2/7/2014	2013
Dollar General	Hickory	NC	—	89	804	—	893	(198)	8/13/2012	2012
Dollar General	Morganton	NC	—	472	1,108	—	1,580	(180)	2/7/2014	2013
Dollar General	Ocean Isle Beach	NC	400	341	633	—	974	(173)	2/6/2012	2011
Dollar General	Tryon	NC	—	139	789	—	928	(194)	8/13/2012	2012
Dollar General	Vass	NC	300	226	528	—	754	(144)	2/6/2012	2011
Dollar General	Farmington	NM	—	269	807	—	1,076	(195)	9/6/2012	2012
Dollar General	Farmington	NM	—	224	898	—	1,122	(174)	7/11/2013	2013
Dollar General	Modena	NY	—	249	996	—	1,245	(179)	10/10/2013	2012
Dollar General	Fairfield	OH	—	131	1,272	—	1,403	(195)	2/7/2014	2013
Dollar General	Forest	OH	300	76	681	—	757	(195)	10/31/2011	2010
Dollar General	Gratis	OH	—	161	1,042	—	1,203	(170)	2/18/2014	2013
Dollar General	Greenfield	OH	400	110	986	—	1,096	(270)	2/23/2012	2011
Dollar General	Hicksville	OH	—	156	1,490	—	1,646	(230)	2/7/2014	2012
Dollar General	Loudonville	OH	—	236	945	—	1,181	(241)	6/6/2012	2012
Dollar General	Lowell	OH	—	157	1,114	—	1,271	(172)	2/7/2014	2012
Dollar General	Lucasville	OH	—	223	893	—	1,116	(232)	5/16/2012	2012
Dollar General	New Charlisle	OH	—	215	860	—	1,075	(215)	7/10/2012	2012
Dollar General	New Matamoras	OH	300	123	696	—	819	(200)	10/31/2011	2010
Dollar General	Payne	OH	300	81	729	—	810	(209)	10/31/2011	2010
Dollar General	Pemberville	OH	—	146	1,059	—	1,205	(166)	2/7/2014	2012
Dollar General	Pleasant City	OH	300	131	740	—	871	(212)	10/31/2011	2010
Dollar General	Sandusky	OH	—	210	1,700	—	1,910	(262)	2/7/2014	2012
Dollar General	Toledo	OH	—	252	1,149	—	1,401	(178)	2/7/2014	2012
Dollar General	Wheelersburg	OH	—	395	1,132	—	1,527	(183)	2/25/2014	1925
Dollar General	Broken Bow	OK	—	331	1,325	—	1,656	(175)	5/19/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Calera	OK	—	136	770	—	906	(189)	8/31/2012	2010
Dollar General	Commerce	OK	—	38	341	(6)	373	(96)	11/10/2011	2006
Dollar General	Hartshorne	OK	—	100	898	—	998	(221)	8/31/2012	2010
Dollar General	Lexington	OK	—	85	761	—	846	(187)	8/31/2012	2010
Dollar General	Maud	OK	—	76	688	—	764	(169)	8/31/2012	2010
Dollar General	Maysville	OK	—	41	785	—	826	(193)	8/31/2012	2010
Dollar General	Ponca City	OK	—	145	1,161	—	1,306	(178)	2/7/2014	2012
Dollar General	Rush Spring	OK	—	87	779	—	866	(191)	8/31/2012	2010
Dollar General	Sand Springs	OK	—	143	811	—	954	(150)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	43	819	—	862	(151)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	198	791	—	989	(146)	9/3/2013	2012
Dollar General	Tahlequah	OK	—	123	1,101	—	1,224	(168)	2/7/2014	2012
Dollar General	Wagoner	OK	—	31	1,076	—	1,107	(165)	2/7/2014	2012
Dollar General	Pleasantville	PA	—	163	941	—	1,104	(148)	3/24/2014	2013
Dollar General	Sykesville	PA	—	68	1,075	—	1,143	(169)	3/24/2014	2013
Dollar General	Wattsburg	PA	—	96	1,031	—	1,127	(162)	3/24/2014	2014
Dollar General	Holly Hill	SC	1,983	259	2,333	—	2,592	(497)	3/6/2013	2013
Dollar General	West Union	SC	—	46	868	—	914	(169)	7/3/2013	2011
Dollar General	Doyle	TN	—	75	679	—	754	(167)	8/22/2012	2012
Dollar General	Manchester	TN	—	114	646	—	760	(162)	7/26/2012	2012
Dollar General	Mcminnville	TN	—	120	679	—	799	(170)	7/12/2012	2012
Dollar General	Pleasant Hill	TN	300	39	747	—	786	(211)	12/30/2011	2011
Dollar General	Littleriver Acdmy	TX	—	122	693	—	815	(183)	4/27/2012	2012
Dollar General	Adkins	TX	—	157	889	—	1,046	(202)	12/31/2012	2012
Dollar General	Amarillo	TX	—	97	877	—	974	(166)	8/13/2013	2013
Dollar General	Amarillo	TX	—	153	866	—	1,019	(164)	8/2/2013	2013
Dollar General	Amarillo	TX	—	198	794	—	992	(154)	7/11/2013	2013
Dollar General	Avinger	TX	—	44	830	—	874	(157)	8/8/2013	2013
Dollar General	Beeville	TX	—	90	810	—	900	(188)	11/19/2012	2012
Dollar General	Belton	TX	—	89	804	—	893	(175)	2/28/2013	2013
Dollar General	Blessing	TX	—	83	745	—	828	(169)	12/18/2012	2012
Dollar General	Boling	TX	—	92	831	—	923	(158)	8/13/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Brookeland	TX	—	93	840	—	933	(159)	8/15/2013	2013
Dollar General	Bryan	TX	—	148	840	—	988	(202)	9/14/2012	2012
Dollar General	Bryan	TX	—	193	772	—	965	(186)	9/14/2012	2012
Dollar General	Bryan	TX	—	185	740	—	925	(182)	8/31/2012	2009
Dollar General	Buchanan Dam	TX	562	145	820	—	965	(198)	9/28/2012	2012
Dollar General	Canyon Lake	TX	—	149	843	—	992	(199)	10/12/2012	2012
Dollar General	Cedar Creek	TX	—	291	680	—	971	(158)	11/16/2012	2012
Dollar General	Como	TX	386	76	683	—	759	(181)	4/20/2012	2012
Dollar General	Corpus Christi	TX	—	270	809	—	1,079	(184)	12/26/2012	2012
Dollar General	Diana	TX	—	186	743	—	929	(141)	8/27/2013	2013
Dollar General	San Leon	TX	—	87	786	—	873	(190)	9/25/2012	2012
Dollar General	Donna	TX	—	136	768	—	904	(185)	9/11/2012	2012
Dollar General	Donna	TX	—	200	799	—	999	(189)	10/12/2012	2012
Dollar General	Donna	TX	—	145	820	—	965	(182)	1/31/2013	2012
Dollar General	Edinburg	TX	—	136	769	—	905	(185)	9/7/2012	2012
Dollar General	Edinburg	TX	—	102	914	—	1,016	(177)	7/16/2013	2013
Dollar General	Elmendorf	TX	—	94	847	—	941	(200)	10/23/2012	2012
Dollar General	Ganado	TX	—	95	857	—	952	(162)	8/13/2013	2013
Dollar General	Gladewater	TX	—	184	736	—	920	(181)	8/31/2012	2009
Dollar General	Gordonville	TX	384	38	717	—	755	(190)	4/20/2012	2012
Dollar General	Kyle	TX	—	132	747	—	879	(180)	9/26/2012	2012
Dollar General	Kyle	TX	—	101	910	—	1,011	(155)	12/6/2013	2013
Dollar General	La Marque	TX	—	102	917	—	1,019	(225)	8/31/2012	2010
Dollar General	Lacy Lakeview	TX	—	146	826	—	972	(191)	11/16/2012	2012
Dollar General	Laredo	TX	—	253	758	—	1,011	(190)	7/31/2012	2012
Dollar General	Lubbock	TX	—	267	801	—	1,068	(197)	8/31/2012	2010
Dollar General	Lubbock	TX	—	199	796	—	995	(151)	8/28/2013	2013
Dollar General	Lubbock	TX	—	148	841	—	989	(171)	5/16/2013	2013
Dollar General	Lubbock	TX	—	41	825	—	866	(134)	2/20/2014	2014
Dollar General	Lyford	TX	300	80	724	—	804	(204)	12/30/2011	2010
Dollar General	Lytle	TX	—	243	971	—	1,214	(175)	10/30/2013	2013
Dollar General	Mercedes	TX	—	215	859	—	1,074	(163)	8/2/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Mission	TX	—	158	894	—	1,052	(190)	3/27/2013	2013
Dollar General	Moody	TX	—	41	781	—	822	(155)	6/11/2013	2013
Dollar General	Belton	TX	—	145	821	—	966	(198)	9/13/2012	2012
Dollar General	Mount Pleasant	TX	—	214	858	—	1,072	(211)	8/31/2012	2009
Dollar General	New Braunfels	TX	—	205	818	—	1,023	(201)	8/31/2012	2012
Dollar General	New Braunfels	TX	—	95	855	—	950	(186)	2/14/2013	2013
Dollar General	New Braunfels	TX	—	156	883	—	1,039	(159)	10/30/2013	2013
Dollar General	Orange	TX	—	277	1,150	—	1,427	(171)	2/7/2014	2012
Dollar General	Poteet	TX	400	96	864	—	960	(248)	10/31/2011	2010
Dollar General	Presidio	TX	—	72	1,370	—	1,442	(292)	3/28/2013	2013
Dollar General	Progreso	TX	400	169	957	—	1,126	(274)	10/31/2011	2010
Dollar General	Rio Grande City	TX	300	137	779	—	916	(223)	10/31/2011	2010
Dollar General	Rio Grande City	TX	—	163	652	—	815	(179)	2/1/2012	2011
Dollar General	Roma	TX	500	253	1,010	—	1,263	(290)	10/31/2011	2010
Dollar General	San Antonio	TX	—	252	756	—	1,008	(179)	10/22/2012	2012
Dollar General	San Antonio	TX	—	222	888	—	1,110	(210)	10/22/2012	2012
Dollar General	San Antonio	TX	—	163	926	—	1,089	(202)	2/14/2013	2013
Dollar General	San Antonio	TX	—	271	812	—	1,083	(165)	5/23/2013	2013
Dollar General	San Antonio	TX	—	239	956	—	1,195	(204)	3/11/2013	2013
Dollar General	San Antonio	TX	—	220	880	—	1,100	(171)	7/9/2013	2013
Dollar General	San Antonio	TX	—	333	776	—	1,109	(147)	8/13/2013	2013
Dollar General	San Benito	TX	—	202	807	—	1,009	(153)	8/23/2013	2013
Dollar General	San Juan	TX	—	169	956	—	1,125	(168)	11/15/2013	2013
Dollar General	Silsbee	TX	—	43	810	—	853	(203)	7/6/2012	2012
Dollar General	Skidmore	TX	—	90	811	—	901	(177)	2/14/2013	2013
Dollar General	Sullivan City	TX	—	165	876	—	1,041	(142)	2/26/2014	2014
Dollar General	Texarkana	TX	—	136	772	—	908	(139)	10/25/2013	2013
Dollar General	Troy	TX	—	93	841	—	934	(203)	9/12/2012	2012
Dollar General	Tyler	TX	—	219	875	—	1,094	(215)	8/31/2012	2010
Dollar General	Tyler	TX	—	602	956	—	1,558	(157)	2/7/2014	2013
Dollar General	Victoria	TX	—	91	817	—	908	(182)	1/31/2013	2013
Dollar General	Vidor	TX	—	—	1,182	—	1,182	(176)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Waco	TX	—	192	767	—	959	(188)	8/31/2012	2012
Dollar General	Weslaco	TX	—	215	862	—	1,077	(208)	9/24/2012	2012
Dollar General	Weslaco	TX	—	205	822	—	1,027	(148)	10/16/2013	2013
Dollar General	Burkeville	VA	—	160	906	—	1,066	(235)	5/8/2012	2012
Dollar General	Richmond	VA	400	242	726	—	968	(199)	2/6/2012	2011
Dollar General	Danville	VA	300	155	621	—	776	(170)	2/6/2012	2011
Dollar General	Hopewell	VA	500	584	713	—	1,297	(195)	2/6/2012	2011
Dollar General	Hot Springs	VA	400	283	661	—	944	(181)	2/6/2012	2011
Dollar General	Mellen	WI	300	79	711	—	790	(201)	12/30/2011	2011
Dollar General	Minong	WI	300	38	727	—	765	(205)	12/30/2011	2011
Dollar General	Solon Springs	WI	300	76	685	—	761	(193)	12/30/2011	2011
Dollar General	Chelyan	WV	—	273	1,092	—	1,365	(202)	9/27/2013	2013
Dollar General	Cowen	WV	—	196	783	—	979	(174)	1/16/2013	2012
Dollar General	Elkview	WV	—	274	823	—	1,097	(156)	8/2/2013	2013
Dollar General	Mcmechen	WV	—	91	819	—	910	(182)	1/9/2013	2012
Dollar General	Millwood	WV	—	98	881	—	979	(171)	7/2/2013	2013
Dollar General	Oceana	WV	—	317	1,023	—	1,340	(101)	11/20/2014	2014
Dollar General	Powhatan Point	OH	—	138	784	—	922	(152)	7/2/2013	2014
Dollar Tree	Chiefland	FL	—	322	1,123	—	1,445	(176)	3/31/2014	2013
Dunkin Donuts/Baskin-Robbins	Dearborn Heights	MI	—	230	846	—	1,076	(162)	6/27/2013	1995
Earhart Corporate Center	Ann Arbor	MI	27,678	3,520	39,639	(7,268)	35,891	(1,013)	11/5/2013	2006
Eegee's	Tucson	AZ	—	357	436	—	793	(80)	7/31/2013	1990
Einstein Bros. Bagels	Dearborn	MI	—	190	724	—	914	(139)	6/27/2013	1995
El Chico	Killeen	TX	—	534	992	(803)	723	(45)	7/31/2013	1993
Elite Production Services	Cuero	TX	—	127	982	—	1,109	(111)	6/25/2014	2014
EMC Corporation	Bedford	MA	51,400	16,594	75,137	203	91,934	(10,030)	2/7/2014	2001
Emdeon Business Services	Nashville	TN	4,700	688	10,417	—	11,105	(1,254)	2/7/2014	2010
Encana Oil & Gas	Plano	TX	66,000	2,493	95,231	—	97,724	(11,369)	2/7/2014	2012
Energy Maintenance Services US	Pasadena	TX	—	393	2,878	—	3,271	(326)	6/12/2014	2011
Evans Exchange	Evans	GA	6,610	3,452	9,821	18	13,291	(1,490)	2/7/2014	2009
Exelis	Herndon	VA	—	1,384	53,584	—	54,968	(8,133)	11/5/2013	1999
Experian	Schaumburg	IL	—	5,935	26,003	(5,778)	26,160	(818)	2/7/2014	1986
Express Energy Services	Pleasanton	TX	—	413	5,541	—	5,954	(630)	6/12/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Express Scripts	St. Louis	MO	22,620	5,706	32,333	—	38,039	(9,472)	1/25/2012	2011
Exterran Energy Solutions	Fort Worth	TX	—	1,360	5,704	—	7,064	(627)	9/5/2014	2011
Family Dollar	Bessemer	AL	—	295	1,301	—	1,596	(163)	6/16/2014	2014
Family Dollar	Camden	AL	—	137	851	—	988	(117)	5/29/2014	2014
Family Dollar	Grove Hill	AL	—	144	741	—	885	(77)	7/24/2014	2013
Family Dollar	Hayneville	AL	—	172	722	—	894	(107)	5/7/2014	2013
Family Dollar	Hoover	AL	—	368	1,153	—	1,521	(118)	8/29/2014	2014
Family Dollar	Huntsville	AL	—	476	1,092	—	1,568	(108)	8/29/2014	2014
Family Dollar	Huntsville	AL	—	628	924	—	1,552	(76)	1/12/2015	2014
Family Dollar	Jemison	AL	757	143	997	—	1,140	(161)	2/7/2014	2011
Family Dollar	Marion	AL	—	247	780	—	1,027	(82)	7/30/2014	2014
Family Dollar	Millbrook	AL	—	316	1,052	—	1,368	(107)	8/28/2014	2013
Family Dollar	Montgomery	AL	—	218	847	—	1,065	(87)	8/28/2014	2013
Family Dollar	Montgomery	AL	959	533	936	—	1,469	(154)	2/7/2014	2010
Family Dollar	Wilmer	AL	—	221	791	—	1,012	(108)	5/29/2014	2014
Family Dollar	El Dorado	AR	—	151	806	—	957	(96)	8/28/2014	1988
Family Dollar	El Dorado	AR	663	49	1,003	—	1,052	(151)	2/7/2014	2002
Family Dollar	Hot Springs	AR	—	247	845	—	1,092	(133)	2/7/2014	2011
Family Dollar	Jacksonville	AR	571	155	758	—	913	(115)	2/7/2014	2002
Family Dollar	Little Rock	AR	467	125	629	—	754	(95)	2/7/2014	2002
Family Dollar	Ash Fork	AZ	—	123	1,015	—	1,138	(104)	8/28/2014	2013
Family Dollar	Avondale	AZ	974	603	882	—	1,485	(146)	2/7/2014	2002
Family Dollar	Casa Grande	AZ	—	454	313	—	767	(58)	2/7/2014	2003
Family Dollar	Coolidge	AZ	603	126	785	—	911	(126)	2/7/2014	2000
Family Dollar	Duncan	AZ	—	98	895	—	993	(91)	8/28/2014	2013
Family Dollar	Fort Mohave	AZ	—	302	571	—	873	(97)	2/7/2014	2001
Family Dollar	Golden Valley	AZ	—	110	772	—	882	(92)	8/28/2014	2001
Family Dollar	Guadalupe	AZ	—	400	584	—	984	(99)	2/7/2014	2004
Family Dollar	Mohave Valley	AZ	—	302	281	—	583	(52)	2/7/2014	2003
Family Dollar	Phoenix	AZ	—	303	712	—	1,015	(83)	8/28/2014	2004
Family Dollar	Phoenix	AZ	—	416	1,229	—	1,645	(123)	8/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Phoenix	AZ	—	1,109	767	—	1,876	(134)	2/7/2014	2003
Family Dollar	Phoenix	AZ	1,040	504	1,079	—	1,583	(176)	2/7/2014	2003
Family Dollar	Dacano	CO	757	155	959	—	1,114	(157)	2/7/2014	2003
Family Dollar	Fort Lupton	CO	916	154	1,180	—	1,334	(192)	2/7/2014	1961
Family Dollar	Rangeley	CO	323	66	593	—	659	(154)	5/4/2012	2010
Family Dollar	New Britain	CT	—	484	1,280	26	1,790	(122)	10/14/2014	2013
Family Dollar	Wilmington	DE	—	540	1,218	—	1,758	(92)	4/21/2015	2015
Family Dollar	Altha	FL	—	126	727	—	853	(121)	2/7/2014	2011
Family Dollar	Anthony	FL	—	242	1,037	—	1,279	(107)	10/30/2014	2014
Family Dollar	Apopka	FL	1,127	518	1,402	—	1,920	(209)	2/7/2014	2011
Family Dollar	Auburndale	FL	—	314	951	—	1,265	(97)	8/28/2014	2013
Family Dollar	Belleview	FL	—	332	829	—	1,161	(129)	2/7/2014	2013
Family Dollar	Beverly Hills	FL	—	409	965	—	1,374	(99)	8/28/2014	2013
Family Dollar	Bonita Springs	FL	—	672	918	—	1,590	(154)	2/7/2014	2013
Family Dollar	Bristol	FL	631	202	727	—	929	(123)	2/7/2014	2011
Family Dollar	Bunnell	FL	—	188	936	—	1,124	(97)	8/28/2014	2013
Family Dollar	Cape Coral	FL	—	675	1,190	—	1,865	(188)	3/5/2014	2013
Family Dollar	Citra	FL	—	47	1,038	—	1,085	(105)	8/28/2014	2013
Family Dollar	Clearwater	FL	—	425	1,006	—	1,431	(99)	8/22/2014	2014
Family Dollar	Deland	FL	1,057	492	1,293	—	1,785	(196)	2/7/2014	2011
Family Dollar	Deltona	FL	686	171	1,074	—	1,245	(155)	2/7/2014	2004
Family Dollar	Deltona	FL	1,042	206	1,578	—	1,784	(234)	2/7/2014	2011
Family Dollar	Fort Meade	FL	417	211	606	—	817	(85)	2/7/2014	2000
Family Dollar	Fort Myers	FL	973	189	1,344	—	1,533	(208)	2/7/2014	2002
Family Dollar	Fountain	FL	—	202	825	—	1,027	(85)	8/28/2014	2014
Family Dollar	Gainesville	FL	1,002	423	1,263	—	1,686	(190)	2/7/2014	2011
Family Dollar	Graceville	FL	—	367	810	—	1,177	(125)	4/30/2014	2013
Family Dollar	Jacksonville	FL	1,028	271	1,121	—	1,392	(164)	2/7/2014	2011
Family Dollar	Jacksonville	FL	789	545	1,173	—	1,718	(179)	2/7/2014	2008
Family Dollar	Kissimmee	FL	970	643	1,071	—	1,714	(158)	2/7/2014	2011
Family Dollar	Lake Alfred	FL	—	484	1,006	—	1,490	(76)	12/23/2014	2014
Family Dollar	Lake City	FL	622	186	872	—	1,058	(132)	2/7/2014	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Lake Panasoffkee	FL	—	237	696	—	933	(110)	3/25/2014	2013
Family Dollar	Lakeland	FL	732	339	785	—	1,124	(128)	2/7/2014	2003
Family Dollar	Largo	FL	—	844	962	—	1,806	(157)	2/7/2014	2013
Family Dollar	Middleburg	FL	—	274	822	—	1,096	(163)	6/4/2013	2008
Family Dollar	Milton	FL	644	544	683	—	1,227	(96)	2/7/2014	2010
Family Dollar	Mulberry	FL	—	131	1,156	—	1,287	(116)	8/28/2014	2013
Family Dollar	Ocala	FL	—	108	816	—	924	(88)	8/28/2014	2005
Family Dollar	Ocala	FL	—	344	1,251	—	1,595	(186)	2/7/2014	2006
Family Dollar	Ocala	FL	968	554	984	—	1,538	(157)	2/7/2014	2011
Family Dollar	Okeechobee	FL	894	655	580	—	1,235	(110)	2/7/2014	2011
Family Dollar	Orlando	FL	—	349	1,294	—	1,643	(128)	8/28/2014	2014
Family Dollar	Orlando	FL	—	291	1,286	—	1,577	(128)	8/28/2014	2013
Family Dollar	Ormond Beach	FL	—	573	860	—	1,433	(171)	6/4/2013	2008
Family Dollar	Ormond Beach	FL	—	675	1,152	—	1,827	(173)	2/7/2014	2011
Family Dollar	Oviedo	FL	—	469	848	—	1,317	(138)	2/19/2014	2013
Family Dollar	Palatka	FL	—	316	1,054	—	1,370	(162)	4/25/2014	2014
Family Dollar	Pembroke Park	FL	1,141	656	944	—	1,600	(167)	2/7/2014	2006
Family Dollar	Pensacola	FL	—	69	1,085	—	1,154	(107)	8/28/2014	2013
Family Dollar	Pensacola	FL	559	146	907	—	1,053	(129)	2/7/2014	2003
Family Dollar	Plant City	FL	—	279	1,040	—	1,319	(156)	2/7/2014	2004
Family Dollar	Plant City	FL	1,173	712	1,113	—	1,825	(181)	2/7/2014	2005
Family Dollar	Sebring	FL	—	492	1,063	—	1,555	(117)	6/24/2014	2014
Family Dollar	St Petersburg	FL	1,093	690	1,000	—	1,690	(165)	2/7/2014	2011
Family Dollar	Tallahassee	FL	—	632	871	—	1,503	(147)	2/7/2014	2011
Family Dollar	Tampa	FL	1,005	531	1,062	—	1,593	(169)	2/7/2014	2008
Family Dollar	Tampa	FL	1,168	773	1,057	—	1,830	(172)	2/7/2014	2011
Family Dollar	Tampa	FL	—	552	792	—	1,344	(125)	2/7/2014	2013
Family Dollar	Winter Haven	FL	—	534	942	—	1,476	(64)	8/8/2014	2014
Family Dollar	Zellwood	FL	—	272	1,005	—	1,277	(99)	8/22/2014	2014
Family Dollar	Abbeville	GA	—	163	768	—	931	(86)	5/29/2014	2014
Family Dollar	Acworth	GA	—	489	901	—	1,390	(94)	8/28/2014	2013
Family Dollar	Alma	GA	—	79	954	—	1,033	(96)	8/28/2014	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Claxton	GA	—	322	665	—	987	(99)	5/14/2014	2014
Family Dollar	Cordele	GA	—	136	1,049	—	1,185	(117)	4/30/2014	2014
Family Dollar	Fayetteville	GA	—	217	1,203	—	1,420	(108)	11/20/2014	2014
Family Dollar	Helena	GA	—	242	790	—	1,032	(129)	2/19/2014	2013
Family Dollar	Jeffersonville	GA	—	153	926	—	1,079	(93)	8/15/2014	2014
Family Dollar	Lenox	GA	—	90	809	—	899	(187)	11/9/2012	2012
Family Dollar	Lindale	GA	—	227	966	—	1,193	(100)	8/28/2014	2014
Family Dollar	Macon	GA	—	300	893	—	1,193	(92)	8/28/2014	2013
Family Dollar	Macon	GA	673	230	851	—	1,081	(135)	2/7/2014	2011
Family Dollar	Marietta	GA	—	366	749	—	1,115	(122)	2/19/2014	2013
Family Dollar	Marietta	GA	—	582	1,126	—	1,708	(114)	8/28/2014	2013
Family Dollar	Omega	GA	—	167	716	—	883	(113)	3/12/2014	2013
Family Dollar	Richland	GA	—	125	859	—	984	(88)	8/28/2014	2014
Family Dollar	Riverdale	GA	—	310	1,188	—	1,498	(114)	9/26/2014	2014
Family Dollar	Vienna	GA	—	62	721	—	783	(114)	3/12/2014	2013
Family Dollar	Des Moines	IA	—	152	863	6	1,021	(164)	8/30/2013	1995
Family Dollar	Des Moines	IA	822	411	871	—	1,282	(142)	2/7/2014	2003
Family Dollar	Fort Dodge	IA	408	152	449	—	601	(77)	2/7/2014	2002
Family Dollar	Arco	ID	—	76	684	—	760	(165)	9/18/2012	2012
Family Dollar	Homedale	ID	973	59	1,387	—	1,446	(222)	2/7/2014	2006
Family Dollar	Kimberly	ID	—	219	657	—	876	(137)	4/10/2013	2013
Family Dollar	Lombard	IL	—	1,008	543	—	1,551	(93)	12/12/2013	1967
Family Dollar	Mount Vernon	IL	—	117	1,050	—	1,167	(204)	7/11/2013	2012
Family Dollar	Pulaski	IL	—	31	588	—	619	(134)	12/31/2012	2012
Family Dollar	University Park	IL	—	295	688	—	983	(124)	10/29/2013	2013
Family Dollar	Brookston	IN	—	126	715	—	841	(169)	10/1/2012	2012
Family Dollar	Indianapolis	IN	613	375	707	—	1,082	(103)	2/7/2014	2003
Family Dollar	Lake Village	IN	—	154	752	—	906	(225)	4/30/2014	2013
Family Dollar	Mitchell	IN	—	101	1,119	—	1,220	(117)	8/28/2014	2014
Family Dollar	Princeton	IN	526	300	486	—	786	(81)	2/7/2014	2000
Family Dollar	Seymour	IN	—	238	764	—	1,002	(125)	2/7/2014	2003
Family Dollar	Terre Haute	IN	394	235	427	—	662	(68)	2/7/2014	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Greensburg	KS	—	80	718	—	798	(133)	9/9/2013	2012
Family Dollar	Kansas City	KS	—	290	1,170	(5)	1,455	(131)	11/6/2014	1995
Family Dollar	Kansas City	KS	—	352	1,026	—	1,378	(117)	12/18/2014	1995
Family Dollar	Kansas City	KS	982	154	1,367	—	1,521	(213)	2/7/2014	2002
Family Dollar	Topeka	KS	—	177	1,405	—	1,582	(226)	2/7/2014	2004
Family Dollar	Wichita	KS	—	216	1,035	—	1,251	(104)	8/28/2014	2013
Family Dollar	Bowling Green	KY	—	334	951	—	1,285	(97)	8/28/2014	2013
Family Dollar	Carlisle	KY	—	157	871	—	1,028	(91)	8/28/2014	2014
Family Dollar	Garrison	KY	—	134	737	—	871	(126)	2/20/2014	2012
Family Dollar	Rockholds	KY	—	121	988	—	1,109	(104)	8/28/2014	2014
Family Dollar	Abbeville	LA	740	141	949	—	1,090	(155)	2/7/2014	2005
Family Dollar	Alexandria	LA	458	168	579	—	747	(92)	2/7/2014	2005
Family Dollar	Arcadia	LA	—	51	704	—	755	(122)	2/20/2014	2010
Family Dollar	Avondale	LA	—	381	1,255	—	1,636	(127)	8/28/2014	2013
Family Dollar	Baton Rouge	LA	—	377	716	—	1,093	(119)	2/7/2014	2003
Family Dollar	Chalmette	LA	—	751	615	—	1,366	(160)	5/3/2012	2011
Family Dollar	Farmerville	LA	722	110	968	—	1,078	(155)	2/7/2014	2003
Family Dollar	Kentwood	LA	683	117	877	—	994	(144)	2/7/2014	2003
Family Dollar	New Orleans	LA	1,146	547	1,252	—	1,799	(199)	2/7/2014	2005
Family Dollar	Shreveport	LA	892	177	1,177	—	1,354	(187)	2/7/2014	2005
Family Dollar	Tickfaw	LA	—	181	543	—	724	(146)	3/30/2012	2011
Family Dollar	Westwego	LA	—	332	1,052	—	1,384	(109)	8/28/2014	2013
Family Dollar	Lynn	MA	1,222	400	1,547	—	1,947	(240)	2/7/2014	2003
Family Dollar	Barryton	MI	—	32	599	—	631	(136)	12/18/2012	2012
Family Dollar	Birch Run	MI	—	81	729	86	896	(143)	7/11/2013	1950
Family Dollar	Brooklyn	MI	—	150	634	—	784	(104)	2/7/2014	2002
Family Dollar	Burton	MI	866	131	1,164	—	1,295	(187)	2/7/2014	2003
Family Dollar	Detroit	MI	—	130	1,169	—	1,299	(271)	11/27/2012	2011
Family Dollar	Detroit	MI	—	106	956	—	1,062	(195)	5/2/2013	1964
Family Dollar	Detroit	MI	—	110	1,051	—	1,161	(112)	8/28/2014	2005
Family Dollar	Flint	MI	—	162	1,027	—	1,189	(180)	2/26/2014	2014
Family Dollar	Hudson	MI	833	108	1,020	—	1,128	(174)	2/7/2014	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Jackson	MI	—	93	525	—	618	(97)	9/12/2013	2007
Family Dollar	Kentwood	MI	739	389	919	—	1,308	(134)	2/7/2014	2001
Family Dollar	Monroe	MI	—	243	1,061	—	1,304	(109)	8/28/2014	2013
Family Dollar	Newaygo	MI	689	317	677	—	994	(116)	2/7/2014	2002
Family Dollar	Pontiac	MI	962	136	1,249	—	1,385	(205)	2/7/2014	2003
Family Dollar	Remus	MI	—	49	992	—	1,041	(172)	1/2/2014	2012
Family Dollar	Saginaw	MI	—	164	1,086	—	1,250	(180)	2/7/2014	2003
Family Dollar	Tustin	MI	—	33	633	—	666	(144)	12/18/2012	1995
Family Dollar	Crosby	MN	—	49	928	—	977	(180)	7/11/2013	1985
Family Dollar	Ely	MN	—	231	1,008	—	1,239	(169)	2/27/2014	2014
Family Dollar	Intrnatnl Falls	MN	—	32	608	—	640	(112)	9/30/2013	1966
Family Dollar	St. Peter	MN	409	93	566	—	659	(86)	2/7/2014	1960
Family Dollar	Berkeley	MO	969	179	1,391	—	1,570	(210)	2/7/2014	2003
Family Dollar	Kansas City	MO	683	277	812	—	1,089	(127)	2/7/2014	2003
Family Dollar	Kansas City	MO	1,211	119	1,705	—	1,824	(270)	2/7/2014	2004
Family Dollar	Kansas City	MO	970	142	1,338	—	1,480	(210)	2/7/2014	2004
Family Dollar	Marble Hill	MO	—	38	719	—	757	(136)	8/29/2013	2013
Family Dollar	Raytown	MO	—	415	—	1,287	1,702	(76)	2/20/2015	2014
Family Dollar	St Louis	MO	—	168	671	(4)	835	(176)	4/2/2012	2006
Family Dollar	St Louis	MO	972	215	1,357	—	1,572	(207)	2/7/2014	2003
Family Dollar	St Louis	MO	—	258	1,310	—	1,568	(200)	2/7/2014	2003
Family Dollar	St. Louis	MO	—	445	1,038	—	1,483	(245)	10/23/2012	2012
Family Dollar	St. Louis	MO	—	215	1,219	—	1,434	(254)	4/30/2013	1995
Family Dollar	St. Louis	MO	—	445	1,039	—	1,484	(236)	12/14/2012	2012
Family Dollar	Bassfield	MS	—	96	752	—	848	(128)	2/19/2014	2013
Family Dollar	Biloxi	MS	434	310	575	—	885	(155)	3/30/2012	2012
Family Dollar	Canton	MS	—	210	1,142	—	1,352	(116)	8/28/2014	2013
Family Dollar	Carriere	MS	399	200	599	—	799	(161)	3/30/2012	2012
Family Dollar	D'Iberville	MS	—	241	561	—	802	(146)	5/21/2012	2012
Family Dollar	Drew	MS	—	11	1,039	—	1,050	(125)	8/28/2014	1989
Family Dollar	Greenville	MS	—	125	872	—	997	(140)	2/7/2014	2011
Family Dollar	Gulfport	MS	411	209	626	—	835	(163)	5/21/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Gulfport	MS	—	270	629	—	899	(152)	9/20/2012	2012
Family Dollar	Gulfport	MS	—	218	654	—	872	(151)	11/15/2012	2012
Family Dollar	Gulfport	MS	—	312	1,237	—	1,549	(200)	2/7/2014	2007
Family Dollar	Hattiesburg	MS	—	225	674	—	899	(150)	1/30/2013	2012
Family Dollar	Horn Lake	MS	—	225	676	—	901	(166)	8/22/2012	2012
Family Dollar	Kiln	MS	—	106	650	—	756	(151)	11/14/2012	2012
Family Dollar	Laurel	MS	—	225	723	—	948	(123)	2/19/2014	2013
Family Dollar	Natchez	MS	—	289	749	—	1,038	(101)	8/28/2014	1982
Family Dollar	Okolona	MS	—	64	578	—	642	(145)	7/31/2012	2012
Family Dollar	Pearl	MS	—	342	1,001	—	1,343	(101)	8/28/2014	2013
Family Dollar	Philadelphia	MS	—	53	897	—	950	(93)	8/28/2014	2014
Family Dollar	Winona	MS	—	146	585	—	731	(147)	7/31/2012	2012
Family Dollar	Anaconda	MT	—	164	1,058	—	1,222	(112)	9/30/2014	2014
Family Dollar	Ennis	MT	—	246	—	773	1,019	(102)	1/8/2015	2014
Family Dollar	Three Forks	MT	—	250	—	953	1,203	(43)	8/20/2014	2014
Family Dollar	Whitehall	MT	—	132	—	1,064	1,196	(140)	3/19/2015	1995
Family Dollar	Asheboro	NC	—	251	932	—	1,183	(98)	8/28/2014	2014
Family Dollar	Boiling Springs	NC	—	322	767	—	1,089	(77)	8/28/2014	2013
Family Dollar	Burlington	NC	—	291	694	—	985	(72)	8/28/2014	2012
Family Dollar	Charlotte	NC	—	352	985	—	1,337	(151)	4/15/2014	2014
Family Dollar	Charlotte	NC	—	490	1,066	—	1,556	(109)	7/2/2014	2014
Family Dollar	Ellerbe	NC	—	225	781	—	1,006	(106)	5/29/2014	2014
Family Dollar	Fayetteville	NC	—	267	682	—	949	(108)	3/14/2014	2013
Family Dollar	Hickory	NC	—	215	785	—	1,000	(81)	8/28/2014	2014
Family Dollar	Hiddenite	NC	—	221	832	—	1,053	(86)	8/28/2014	2013
Family Dollar	Liberty	NC	—	243	802	—	1,045	(83)	8/28/2014	2013
Family Dollar	Lumberton	NC	—	151	603	—	754	(112)	9/11/2013	1995
Family Dollar	Lumberton	NC	—	146	1,013	—	1,159	(109)	6/20/2014	2014
Family Dollar	Charlotte	NC	—	412	992	—	1,404	(104)	6/25/2014	2014
Family Dollar	Parkton	NC	—	164	894	—	1,058	(89)	9/19/2014	2014
Family Dollar	Raeford	NC	—	428	900	—	1,328	(138)	4/17/2014	2014
Family Dollar	Raeford	NC	—	185	935	—	1,120	(126)	5/29/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Troy	NC	—	341	621	—	962	(72)	6/17/2014	2014
Family Dollar	Fort Yates	ND	—	126	715	—	841	(199)	1/31/2012	2010
Family Dollar	New Town	ND	—	105	942	24	1,071	(263)	1/31/2012	2011
Family Dollar	Rolla	ND	—	83	749	—	832	(209)	1/31/2012	2010
Family Dollar	Madison	NE	—	37	703	—	740	(198)	12/30/2011	2011
Family Dollar	Omaha	NE	—	196	1,334	—	1,530	(170)	12/19/2014	1995
Family Dollar	Omaha	NE	—	141	1,159	3	1,303	(139)	12/18/2014	1995
Family Dollar	Rushville	NE	—	125	499	—	624	(104)	4/26/2013	2007
Family Dollar	Lancaster	NH	—	456	1,294	(2)	1,748	(116)	12/12/2014	1989
Family Dollar	Stratford	NJ	—	378	1,511	(174)	1,715	(114)	12/31/2014	2014
Family Dollar	Alamorgordo	NM	524	161	675	—	836	(103)	2/7/2014	2001
Family Dollar	Belen	NM	—	350	—	969	1,319	(75)	5/29/2015	2014
Family Dollar	Carrizozo	NM	—	250	—	1,113	1,363	(66)	3/6/2015	2014
Family Dollar	Chimayo	NM	—	158	632	(15)	775	(139)	1/30/2013	2009
Family Dollar	Cloudcroft	NM	—	184	1,344	—	1,528	(155)	12/18/2014	1995
Family Dollar	Clovis	NM	657	119	854	—	973	(136)	2/7/2014	2004
Family Dollar	Gallup	NM	—	221	1,366	—	1,587	(227)	2/7/2014	2007
Family Dollar	Hernandez	NM	1,152	140	1,434	—	1,574	(238)	2/7/2014	2008
Family Dollar	Logan	NM	—	80	—	1,147	1,227	(77)	5/29/2015	2015
Family Dollar	Lovington	NM	—	54	722	—	776	(77)	6/30/2014	2014
Family Dollar	Mountainair	NM	—	84	752	—	836	(188)	7/16/2012	2011
Family Dollar	Roswell	NM	766	140	953	—	1,093	(155)	2/7/2014	2004
Family Dollar	Springer	NM	—	106	—	1,199	1,305	(122)	2/11/2015	2014
Family Dollar	Velarde	NM	—	183	—	1,122	1,305	(70)	2/25/2015	2015
Family Dollar	Waterflow	NM	—	175	—	1,294	1,469	(33)	2/5/2015	2014
Family Dollar	Battle Mountain	NV	—	116	1,431	—	1,547	(228)	2/7/2014	2009
Family Dollar	Carlin	NV	—	99	895	—	994	(165)	9/13/2013	2012
Family Dollar	Cold Springs	NV	—	217	869	—	1,086	(161)	9/13/2013	2013
Family Dollar	Hawthorne	NV	471	191	764	—	955	(195)	6/1/2012	2012
Family Dollar	Las Vegas	NV	876	689	612	—	1,301	(114)	2/7/2014	2005
Family Dollar	Lovelock	NV	457	185	742	—	927	(193)	5/4/2012	2012
Family Dollar	Silver Spring	NV	—	202	808	—	1,010	(195)	9/21/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Wells	NV	415	84	755	—	839	(196)	5/11/2012	2011
Family Dollar	Altona	NY	—	94	923	—	1,017	(156)	2/21/2014	2014
Family Dollar	Chateaugay	NY	—	133	910	—	1,043	(154)	2/20/2014	2014
Family Dollar	Cincinnatus	NY	—	287	862	—	1,149	(147)	12/30/2013	2013
Family Dollar	Hoosick Falls	NY	—	181	724	—	905	(151)	4/26/2013	2013
Family Dollar	Penn Yan	NY	525	23	760	—	783	(119)	2/7/2014	2003
Family Dollar	Sodus	NY	—	54	1,441	—	1,495	(214)	5/7/2014	2013
Family Dollar	Wolcott	NY	—	197	1,193	—	1,390	(100)	3/25/2015	2014
Family Dollar	Bethel	OH	852	139	1,099	—	1,238	(180)	2/7/2014	2005
Family Dollar	Canal Winchester	OH	—	218	1,116	—	1,334	(113)	8/28/2014	2012
Family Dollar	Canton	OH	460	93	766	—	859	(117)	2/7/2014	2002
Family Dollar	Cincinnati	OH	—	221	1,055	—	1,276	(115)	8/28/2014	2001
Family Dollar	Cleveland	OH	1,079	39	1,614	—	1,653	(251)	2/7/2014	2003
Family Dollar	Cleveland	OH	1,370	216	1,818	—	2,034	(291)	2/7/2014	1994
Family Dollar	Cortland	OH	—	188	963	—	1,151	(100)	8/28/2014	2013
Family Dollar	Dayton	OH	—	107	899	—	1,006	(116)	8/28/2014	1940
Family Dollar	Dayton	OH	—	129	618	—	747	(74)	8/28/2014	2002
Family Dollar	Hamilton	OH	—	131	1,215	—	1,346	(121)	8/28/2014	2013
Family Dollar	Jackson Center	OH	—	97	764	—	861	(84)	4/28/2014	1989
Family Dollar	Loveland	OH	798	179	986	—	1,165	(161)	2/7/2014	2002
Family Dollar	Middleton	OH	660	137	869	—	1,006	(139)	2/7/2014	2001
Family Dollar	Toledo	OH	—	306	917	—	1,223	(200)	2/25/2013	2012
Family Dollar	Toledo	OH	—	226	905	—	1,131	(176)	7/11/2013	1942
Family Dollar	Warren	OH	—	170	681	(2)	849	(164)	9/11/2012	2012
Family Dollar	Durant	OK	—	164	1,223	—	1,387	(130)	8/28/2014	2000
Family Dollar	El Reno	OK	—	225	—	968	1,193	(113)	3/2/2015	1995
Family Dollar	Geary	OK	—	167	882	—	1,049	(54)	10/14/2015	2015
Family Dollar	Keota	OK	—	279	872	—	1,151	(97)	10/16/2014	2014
Family Dollar	Kingston	OK	—	28	660	—	688	(97)	2/7/2014	2000
Family Dollar	Oklahoma City	OK	—	403	—	988	1,391	(65)	5/15/2015	2015
Family Dollar	Oklahoma City	OK	—	390	990	—	1,380	(102)	8/28/2014	2013
Family Dollar	Porum	OK	—	18	—	995	1,013	(65)	11/5/2015	2015

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Poteau	OK	—	310	—	924	1,234	(63)	8/7/2015	2015
Family Dollar	Stilwell	OK	—	40	768	—	808	(214)	1/6/2012	2011
Family Dollar	Texhoma	OK	—	150	—	912	1,062	(39)	4/15/2015	2015
Family Dollar	Tulsa	OK	536	220	878	—	1,098	(220)	7/30/2012	2012
Family Dollar	Broad Top	PA	—	196	954	—	1,150	(103)	5/30/2014	2013
Family Dollar	Abbeville	SC	—	146	734	—	880	(84)	5/23/2014	2014
Family Dollar	Columbia	SC	—	429	719	—	1,148	(114)	3/12/2014	2014
Family Dollar	Columbia	SC	—	489	943	—	1,432	(75)	2/3/2015	2013
Family Dollar	Estill	SC	—	244	757	—	1,001	(84)	6/4/2014	2014
Family Dollar	Lancaster	SC	—	249	725	—	974	(76)	8/28/2014	2013
Family Dollar	Manning	SC	—	313	960	—	1,273	(95)	9/30/2014	2014
Family Dollar	Mccormick	SC	—	167	791	—	958	(122)	4/30/2014	2014
Family Dollar	Newberry	SC	—	231	935	—	1,166	(147)	3/27/2014	2013
Family Dollar	North	SC	—	193	979	—	1,172	(78)	2/23/2015	2013
Family Dollar	St. Matthews	SC	—	175	828	—	1,003	(83)	9/3/2014	2014
Family Dollar	Woodruff	SC	—	229	1,125	—	1,354	(113)	8/28/2014	2010
Family Dollar	Blackhawk	SD	—	115	585	—	700	(63)	8/6/2014	2006
Family Dollar	Custer	SD	—	32	617	—	649	(123)	6/14/2013	1995
Family Dollar	Lemmon	SD	—	140	—	1,021	1,161	(64)	5/1/2015	2014
Family Dollar	Martin	SD	—	85	764	—	849	(213)	1/31/2012	2010
Family Dollar	Mclaughlin	SD	—	35	—	1,092	1,127	(46)	5/12/2015	2015
Family Dollar	Parker	SD	—	117	828	1	946	(104)	10/10/2014	2014
Family Dollar	Tyndall	SD	—	72	—	1,072	1,144	(80)	3/31/2015	2015
Family Dollar	Harrison	TN	—	74	420	—	494	(81)	7/23/2013	2006
Family Dollar	Lexington	TN	—	323	838	—	1,161	(87)	8/28/2014	2013
Family Dollar	Memphis	TN	—	248	1,039	—	1,287	(163)	2/7/2014	2004
Family Dollar	Memphis	TN	638	215	811	—	1,026	(127)	2/7/2014	2003
Family Dollar	Memphis	TN	1,251	376	1,508	—	1,884	(242)	2/7/2014	2005
Family Dollar	Memphis	TN	973	336	1,156	—	1,492	(184)	2/7/2014	2003
Family Dollar	Nashville	TN	—	334	1,275	—	1,609	(141)	8/28/2014	1976
Family Dollar	Piney Flats	TN	—	200	953	—	1,153	(98)	8/28/2014	2014
Family Dollar	Alton	TX	—	134	908	—	1,042	(92)	8/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Arlington	TX	—	300	—	1,058	1,358	(57)	12/4/2015	1995
Family Dollar	Arlington	TX	—	425	—	1,206	1,631	—	2/13/2015	2014
Family Dollar	Avinger	TX	—	40	761	—	801	(180)	10/22/2012	2012
Family Dollar	Balch Springs	TX	—	318	—	1,209	1,527	(60)	4/10/2015	2015
Family Dollar	Beaumont	TX	—	215	1,511	—	1,726	(215)	2/7/2014	2003
Family Dollar	Beaumont	TX	—	235	810	—	1,045	(126)	2/7/2014	2003
Family Dollar	Beaumont	TX	654	225	806	—	1,031	(124)	2/7/2014	2003
Family Dollar	Blooming Grove	TX	—	70	753	—	823	(79)	8/28/2014	2014
Family Dollar	Brazoria	TX	—	216	966	—	1,182	(149)	2/7/2014	2002
Family Dollar	Broaddus	TX	—	75	—	922	997	(102)	2/6/2015	1995
Family Dollar	Caldwell	TX	—	138	552	1	691	(143)	5/29/2012	2012
Family Dollar	Centerville	TX	—	226	679	—	905	(125)	9/10/2013	2013
Family Dollar	Chireno	TX	—	50	943	—	993	(214)	12/10/2012	2012
Family Dollar	Clarendon	TX	—	83	749	—	832	(138)	9/17/2013	2013
Family Dollar	Cockrell Hill	TX	970	369	1,156	—	1,525	(182)	2/7/2014	2002
Family Dollar	Converse	TX	409	148	469	—	617	(75)	2/7/2014	2003
Family Dollar	Dallas	TX	627	292	676	—	968	(111)	2/7/2014	2004
Family Dollar	Dickinson	TX	681	182	876	—	1,058	(137)	2/7/2014	2010
Family Dollar	Donna	TX	—	194	855	—	1,049	(89)	8/28/2014	2013
Family Dollar	Eagle Lake	TX	—	100	566	10	676	(142)	7/6/2012	2012
Family Dollar	Etoile	TX	—	45	850	—	895	(161)	8/6/2013	2013
Family Dollar	Floydada	TX	—	36	681	—	717	(192)	12/30/2011	2010
Family Dollar	Fort Worth	TX	—	276	935	—	1,211	(58)	8/21/2015	1995
Family Dollar	Fort Worth	TX	—	350	—	1,015	1,365	(39)	11/3/2014	2015
Family Dollar	Houston	TX	—	174	696	—	870	(145)	4/26/2013	1995
Family Dollar	Houston	TX	886	297	1,081	—	1,378	(167)	2/7/2014	2002
Family Dollar	Houston	TX	—	565	1,223	—	1,788	(193)	2/7/2014	2009
Family Dollar	Houston	TX	—	138	1,052	—	1,190	(161)	2/7/2014	2002
Family Dollar	Houston	TX	—	128	769	—	897	(110)	2/7/2014	2002
Family Dollar	Houston	TX	911	277	1,144	—	1,421	(176)	2/7/2014	2002
Family Dollar	Houston	TX	920	1,355	95	—	1,450	(26)	2/7/2014	1981
Family Dollar	Industry	TX	—	190	—	902	1,092	(65)	1/5/2015	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Jacksonville	TX	—	195	1,003	—	1,198	(163)	3/21/2014	2014
Family Dollar	Kerens	TX	365	73	658	—	731	(180)	2/29/2012	2011
Family Dollar	La Pryor	TX	—	74	817	—	891	(84)	8/28/2014	2013
Family Dollar	Leander	TX	557	355	489	—	844	(80)	2/7/2014	2004
Family Dollar	Lovelady	TX	—	82	740	—	822	(158)	3/27/2013	1995
Family Dollar	Lufkin	TX	1,153	198	1,600	—	1,798	(246)	2/7/2014	2004
Family Dollar	Marshall	TX	—	85	662	—	747	(107)	2/7/2014	2001
Family Dollar	Mcallen	TX	—	445	896	—	1,341	(92)	8/28/2014	2013
Family Dollar	Mcallen	TX	857	219	1,093	—	1,312	(170)	2/7/2014	2004
Family Dollar	Mesquite	TX	—	426	—	1,146	1,572	(80)	5/29/2015	1995
Family Dollar	Mesquite	TX	—	1,414	—	(8)	1,406	(70)	9/1/2015	2015
Family Dollar	Mesquite	TX	—	1,460	—	(184)	1,276	(75)	7/9/2015	2015
Family Dollar	Mexia	TX	—	112	495	—	607	(81)	2/7/2014	2000
Family Dollar	Noonday	TX	625	103	895	—	998	(139)	2/7/2014	2004
Family Dollar	Oakhurst	TX	—	36	683	—	719	(155)	12/12/2012	2012
Family Dollar	Oakwood	TX	—	133	752	—	885	(132)	11/20/2013	2013
Family Dollar	Ore City	TX	—	27	744	—	771	(77)	8/28/2014	2013
Family Dollar	Palestine	TX	671	120	914	—	1,034	(145)	2/7/2014	2000
Family Dollar	Pharr	TX	969	219	1,253	—	1,472	(196)	2/7/2014	2002
Family Dollar	Plano	TX	—	468	869	—	1,337	(165)	8/1/2013	2013
Family Dollar	Port Arthur	TX	1,044	178	1,452	—	1,630	(222)	2/7/2014	2005
Family Dollar	Raymondville	TX	542	117	707	—	824	(111)	2/7/2014	2002
Family Dollar	Refugio	TX	—	110	982	—	1,092	(99)	8/28/2014	2013
Family Dollar	Rio Grande	TX	—	133	1,284	—	1,417	(199)	2/7/2014	2003
Family Dollar	Robstown	TX	550	44	852	—	896	(127)	2/7/2014	2003
Family Dollar	Royse City	TX	972	411	1,078	—	1,489	(170)	2/7/2014	2002
Family Dollar	Sabinal	TX	—	35	952	—	987	(96)	8/28/2014	2013
Family Dollar	San Angelo	TX	891	232	1,118	—	1,350	(177)	2/7/2014	2011
Family Dollar	San Antonio	TX	800	198	1,018	—	1,216	(159)	2/7/2014	2002
Family Dollar	San Antonio	TX	864	299	1,039	—	1,338	(162)	2/7/2014	2004
Family Dollar	San Antonio	TX	598	260	653	—	913	(104)	2/7/2014	2004
Family Dollar	San Antonio	TX	506	211	567	—	778	(90)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	San Antonio	TX	728	214	911	—	1,125	(142)	2/7/2014	2004
Family Dollar	San Antonio	TX	1,143	117	1,619	—	1,736	(251)	2/7/2014	2004
Family Dollar	San Benito	TX	598	132	772	—	904	(121)	2/7/2014	2004
Family Dollar	San Diego	TX	602	55	855	—	910	(133)	2/7/2014	2004
Family Dollar	Seadrift	TX	—	51	832	—	883	(85)	8/28/2014	2013
Family Dollar	Somerville	TX	—	131	743	—	874	(169)	12/31/2012	1995
Family Dollar	Sonora	TX	—	49	548	—	597	(68)	8/28/2014	2001
Family Dollar	Tyler	TX	416	132	554	—	686	(86)	2/7/2014	2003
Family Dollar	Victoria	TX	—	441	144	—	585	(28)	2/7/2014	2003
Family Dollar	Waco	TX	440	125	544	—	669	(86)	2/7/2014	2001
Family Dollar	Weatherford	TX	—	218	1,057	(5)	1,270	(127)	10/10/2014	2014
Family Dollar	Beaver	UT	646	107	913	—	1,020	(144)	2/7/2014	2007
Family Dollar	Bristol	VA	608	104	837	—	941	(138)	2/7/2014	1978
Family Dollar	Gretna	VA	—	131	744	—	875	(145)	7/2/2013	2012
Family Dollar	Hopewell	VA	—	430	987	—	1,417	(165)	2/26/2014	2014
Family Dollar	Petersburg	VA	948	142	1,209	—	1,351	(199)	2/7/2014	2003
Family Dollar	Stuart	VA	—	204	750	—	954	(60)	4/18/2014	2013
Family Dollar	Wirtz	VA	—	148	919	—	1,067	(95)	8/28/2014	2013
Family Dollar	Green Bay	WI	—	304	1,072	—	1,376	(171)	2/7/2014	2011
Family Dollar	Markesan	WI	—	92	831	—	923	(142)	12/12/2013	2013
Family Dollar	Mayville	WI	—	128	1,023	—	1,151	(169)	2/26/2014	2014
Family Dollar	Milwaukee	WI	970	161	1,397	—	1,558	(213)	2/7/2014	2003
Family Dollar	Thorp	WI	—	90	810	—	900	(154)	8/30/2013	2013
Family Dollar	Webster	WI	—	43	808	—	851	(157)	7/11/2013	2013
Family Dollar	Alderson	WV	—	166	663	—	829	(129)	7/11/2013	2012
Family Dollar	Kemmerer	WY	—	45	853	—	898	(186)	2/22/2013	2013
Family Dollar	Mountain View	WY	—	44	838	—	882	(155)	9/13/2013	2013
Family Dollar	Torrington	WY	—	72	645	—	717	(131)	5/9/2013	1995
Family Fare Supermarket	Battle Creek	MI	—	1,393	7,950	—	9,343	(1,273)	2/7/2014	2010
Famous Dave's	Independence	MO	—	620	422	—	1,042	(84)	6/27/2013	1995
Farmers Insurance	Simi Valley	CA	25,620	5,158	12,614	15	17,787	(1,316)	11/5/2013	1982
Farmers Insurance	Mercer Island	WA	—	24,285	28,210	—	52,495	(4,329)	11/5/2013	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Fazoli's	Carmel	IN	—	427	522	—	949	(95)	7/31/2013	1986
FedEx	Homewood	AL	—	522	779	—	1,301	(155)	6/27/2013	2000
FedEx	Lowell	AR	—	396	7,521	—	7,917	(1,740)	3/15/2013	2007
FedEx	Tempe	AZ	—	2,914	12,300	133	15,347	(1,579)	6/25/2014	2004
FedEx	Yuma	AZ	1,296	—	2,076	—	2,076	(540)	10/17/2012	2011
FedEx	Chico	CA	—	308	2,776	—	3,084	(699)	11/9/2012	2006
FedEx	Commerce City	CO	20,394	6,556	26,224	206	32,986	(7,666)	3/20/2012	2007
FedEx	Melbourne	FL	—	159	1,433	—	1,592	(302)	7/26/2013	2001
FedEx	Des Moines	IA	1,318	733	1,361	183	2,277	(316)	4/18/2013	1986
FedEx	Ottumwa	IA	1,658	205	2,552	2,749	5,506	(807)	10/30/2012	2012
FedEx	Waterloo	IA	1,867	152	2,882	—	3,034	(667)	3/22/2013	2006
FedEx	Effingham	IL	6,905	1,875	14,827	—	16,702	(2,014)	2/7/2014	2008
FedEx	Kankakee	IL	—	195	1,103	176	1,474	(313)	5/31/2012	2003
FedEx	Quincy	IL	1,514	371	2,101	3,011	5,483	(683)	9/28/2012	2012
FedEx	Evansville	IN	—	665	2,661	—	3,326	(751)	5/31/2012	1998
FedEx	Kokomo	IN	2,296	186	3,541	3,422	7,149	(1,085)	3/16/2012	2012
FedEx	Lafayette	IN	2,187	768	4,128	—	4,896	(545)	2/7/2014	2008
FedEx	Independence	KS	1,406	114	2,166	—	2,280	(556)	10/30/2012	2012
FedEx	Hazard	KY	2,625	215	4,085	—	4,300	(1,069)	9/28/2012	2012
FedEx	London	KY	—	350	3,151	—	3,501	(617)	10/11/2013	2013
FedEx	Bossier City	LA	—	295	6,223	—	6,518	(889)	2/7/2014	2009
FedEx	Grand Rapids	MI	4,800	1,797	7,189	—	8,986	(1,992)	6/14/2012	2012
FedEx	Port Huron	MI	—	125	1,121	—	1,246	(248)	5/31/2013	2003
FedEx	Roseville	MN	6,073	1,462	8,282	—	9,744	(2,084)	11/30/2012	2012
FedEx	Columbia	MO	—	1,402	7,794	—	9,196	(845)	9/30/2014	2007
FedEx	Mccomb	MS	—	548	3,268	2,212	6,028	(505)	2/7/2014	2008
FedEx	Butte	MT	—	403	7,653	2,763	10,819	(2,546)	9/27/2011	2001
FedEx	Greenville	NC	—	363	6,903	—	7,266	(2,053)	2/22/2012	2006
FedEx	Belmont	NH	1,786	265	2,386	—	2,651	(731)	12/29/2011	1991
FedEx	Wendover	NV	—	262	1,483	—	1,745	(351)	2/25/2013	2012
FedEx	Blauvelt	NY	26,100	14,420	26,779	—	41,199	(7,691)	4/5/2012	2012
FedEx	Marcy	NY	—	339	5,795	—	6,134	(1,046)	9/5/2014	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
FedEx	Plattsburg	NY	2,614	801	3,982	—	4,783	(616)	2/7/2014	2008
FedEx	Lebanon	OH	6,034	1,492	8,452	—	9,944	(1,836)	8/26/2013	2013
FedEx	Northwood	OH	2,410	674	5,497	15	6,186	(733)	2/7/2014	1998
FedEx	Tulsa	OK	—	458	8,695	—	9,153	(2,586)	2/22/2012	2008
FedEx	Tulsa	OK	—	1,476	18,054	234	19,764	(3,286)	3/31/2014	1999
FedEx	Tinicum	PA	—	—	32,180	549	32,729	(6,669)	8/15/2013	2013
FedEx	Rapid City	SD	1,868	305	2,741	4,584	7,630	(833)	5/8/2015	2007
FedEx	Blountville	TN	3,700	562	5,056	—	5,618	(1,504)	2/3/2012	2009
FedEx	Humboldt	TN	2,930	239	4,543	—	4,782	(1,236)	7/11/2012	2008
FedEx	Bryan	TX	—	1,422	4,763	41	6,226	(1,007)	6/15/2012	1995
FedEx	Omak	WA	1,023	252	1,425	—	1,677	(373)	9/27/2012	2012
FedEx	Wenatchee	WA	1,630	266	2,393	—	2,659	(627)	9/27/2012	1995
FedEx	Menomonee Falls	WI	—	4,215	14,555	—	18,770	(613)	2/18/2016	2015
FedEx	Parkersburg	WV	2,379	193	3,671	—	3,864	(961)	9/20/2012	2012
Fire Mountain Buffet	Summerville	SC	—	245	1,308	(1,241)	312	(20)	1/8/2014	1997
Fire Mountain Buffet	Charleston	WV	—	243	1,305	(1,228)	320	(25)	1/8/2014	2000
First Bank	Pinellas Park	FL	—	630	1,470	4	2,104	(253)	10/1/2013	1980
Fleming's Steakhouse	Englewood	CO	—	1,152	3,055	—	4,207	(533)	2/7/2014	2004
Flint Energy Technologies	Rhome	TX	—	284	1,752	—	2,036	(198)	9/19/2014	2014
Floor & Decor	McDonough	GA	—	1,859	7,711	—	9,570	(10)	12/13/2016	2015
Folsom Gateway II	Folsom	CA	21,600	10,314	27,983	141	38,438	(4,063)	2/7/2014	2006
Food Lion	Moyock	NC	—	1,269	2,950	—	4,219	(512)	2/7/2014	1999
Forum Energy Technology	Guthrie	OK	—	393	1,305	—	1,698	(159)	6/25/2014	1979
Forum Energy Technology	Gainesville	TX	—	123	6,019	—	6,142	(698)	6/25/2014	2008
Forum Energy Technology	Gainesville	TX	—	158	—	—	158	—	6/25/2014	1995
Fresenius Medical Care	Fairhope	AL	—	—	2,035	—	2,035	(331)	7/8/2013	2006
Fresenius Medical Care	Foley	AL	—	287	2,580	—	2,867	(419)	7/8/2013	2009
Fresenius Medical Care	Mobile	AL	—	278	2,505	—	2,783	(407)	7/8/2013	2009
Fresenius Medical Care	Defuniak Springs	FL	—	115	2,180	—	2,295	(354)	7/8/2013	2008
Fresenius Medical Care	Aurora	IL	2,294	287	2,584	15	2,886	(540)	7/13/2012	1996
Fresenius Medical Care	Chicago	IL	—	588	1,764	—	2,352	(370)	7/31/2012	1960
Fresenius Medical Care	Waukegan	IL	—	94	1,792	61	1,947	(380)	7/31/2012	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Fresenius Medical Care	Peru	IN	—	69	1,305	—	1,374	(279)	6/27/2012	1982
Fresenius Medical Care	Bossier City	LA	—	120	682	—	802	(127)	1/30/2013	2008
Fresenius Medical Care	Caro	MI	—	92	1,744	—	1,836	(372)	6/5/2012	1995
Fresenius Medical Care	Jackson	MI	1,948	137	2,603	—	2,740	(556)	6/5/2012	1995
Fresenius Medical Care	Albemarle	NC	—	139	1,253	—	1,392	(218)	4/30/2013	2008
Fresenius Medical Care	Angiers	NC	—	203	1,152	—	1,355	(201)	4/30/2013	2012
Fresenius Medical Care	Asheboro	NC	2,373	323	2,903	—	3,226	(506)	4/30/2013	2012
Fresenius Medical Care	Clinton	NC	—	139	2,655	—	2,794	(441)	6/28/2013	1995
Fresenius Medical Care	Fairmont	NC	—	201	1,819	—	2,020	(302)	6/28/2013	2002
Fresenius Medical Care	Fayetteville	NC	—	420	2,379	—	2,799	(396)	6/28/2013	1995
Fresenius Medical Care	Fayetteville	NC	—	134	2,551	—	2,685	(425)	6/28/2013	2004
Fresenius Medical Care	Fayetteville	NC	—	178	3,379	—	3,557	(562)	6/28/2013	1999
Fresenius Medical Care	Lumberton	NC	—	117	2,216	—	2,333	(369)	6/28/2013	1986
Fresenius Medical Care	Pembroke	NC	—	81	1,547	—	1,628	(257)	6/28/2013	2009
Fresenius Medical Care	Red Springs	NC	—	101	1,913	—	2,014	(318)	6/28/2013	2000
Fresenius Medical Care	Roseboro	NC	—	74	1,404	—	1,478	(234)	6/28/2013	2010
Fresenius Medical Care	St. Pauls	NC	—	73	1,389	—	1,462	(231)	6/28/2013	2008
Fresenius Medical Care	Taylorsville	NC	—	275	1,099	—	1,374	(191)	4/30/2013	2011
Fresenius Medical Care	Warsaw	NC	—	75	1,428	—	1,503	(277)	11/13/2012	2003
Fresenius Medical Care	Kings Mills	OH	—	399	598	6	1,003	(127)	6/5/2012	1995
Fresenius Medical Care	Dallas	TX	—	377	1,132	(42)	1,467	(195)	2/28/2013	1958
Front Range Community College	Longmont	CO	—	407	2,428	13	2,848	(449)	1/8/2014	1987
Front Range Community College	Longmont	CO	—	1,150	9,067	531	10,748	(1,686)	1/8/2014	1988
Furr's	Garland	TX	—	1,529	3,715	—	5,244	(754)	6/27/2013	2008
Gainsville Fuel	Cleburne	TX	—	70	—	—	70	—	6/25/2014	2009
Gander Mountain	Houston	TX	—	2,640	10,559	—	13,199	(1,561)	5/19/2014	2004
Garden Ridge	Stockbridge	GA	—	2,057	8,967	—	11,024	(1,410)	2/7/2014	1998
Gastro Pub	Tulsa	OK	28,425	1,253	70,274	1,869	73,396	(10,557)	11/5/2013	1995
GE Aviation	Auburn	AL	24,133	1,627	30,920	—	32,547	(6,728)	11/21/2012	1995
GE Engine	Winfield	KS	—	1,078	5,087	—	6,165	(2,322)	5/6/2014	1951
General Electric	Longmont	CO	—	1,402	15,640	827	17,869	(2,981)	1/8/2014	1993
General Mills	Geneva	IL	16,555	7,457	22,371	—	29,828	(6,311)	5/23/2012	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
General Mills	Fort Wayne	IN	—	2,533	48,130	—	50,663	(12,355)	10/18/2012	2012
General Service Administration	Mobile	AL	—	268	5,095	49	5,412	(1,275)	6/19/2012	1995
General Service Administration	Springerville	AZ	—	148	2,810	(572)	2,386	(88)	7/2/2012	2006
General Service Administration	Craig	CO	—	129	1,159	16	1,304	(321)	12/30/2011	1995
General Service Administration	Cocoa	FL	500	253	1,435	15	1,703	(399)	12/13/2011	1995
General Service Administration	Stuart	FL	—	900	3,600	6	4,506	(949)	3/5/2012	2011
General Service Administration	Grangeville	ID	2,100	317	6,023	31	6,371	(1,587)	3/5/2012	2007
General Service Administration	Springfield	MO	—	131	2,489	—	2,620	(633)	5/15/2012	2011
General Service Administration	Freeport	NY	—	843	3,372	1	4,216	(919)	1/10/2012	1995
General Service Administration	Plattsburgh	NY	—	508	4,572	—	5,080	(1,142)	6/19/2012	2008
General Service Administration	Warren	PA	—	341	3,114	—	3,455	(780)	6/19/2012	2008
General Service Administration	Ponce	PR	—	1,780	9,313	(4,561)	6,532	(189)	11/5/2013	1995
General Service Administration	Austin	TX	—	1,570	3,057	—	4,627	(651)	11/5/2013	2005
General Service Administration	Fort Worth	TX	—	477	4,294	(4)	4,767	(1,091)	5/9/2012	2010
General Service Administration	Gloucester	VA	—	287	1,628	—	1,915	(407)	6/20/2012	1995
Genlyte Thomas Group, LLC.	Franklin Park	IL	4,561	958	3,176	(1,337)	2,797	(65)	3/28/2014	1969
Giant Eagle	Gahanna	OH	—	3,549	16,736	—	20,285	(2,269)	2/7/2014	2002
Giant Eagle	Lancaster	OH	—	2,210	15,649	—	17,859	(2,063)	2/7/2014	2008
Glen's Market	Manistee	MI	—	294	6,694	—	6,988	(1,008)	2/7/2014	2009
Globe Energy Services	Hobbs	NM	—	358	1,129	—	1,487	(153)	6/12/2014	2013
Globe Energy Services	Big Springs	TX	—	426	599	—	1,025	(84)	6/25/2014	2012
Globe Energy Services	Levelland	TX	—	42	1,887	—	1,929	(253)	6/25/2014	1997
Globe Energy Services	Midland	TX	—	1,063	528	—	1,591	(74)	6/12/2014	2009
Globe Energy Services	Midland	TX	—	1,013	968	—	1,981	(120)	6/12/2014	2010
Globe Energy Services	Monahans	TX	—	50	538	—	588	(73)	6/12/2014	2011
Globe Energy Services	Odessa	TX	—	104	1,259	—	1,363	(139)	6/25/2014	1963
Globe Energy Services	Odessa	TX	—	500	3,891	—	4,391	(532)	6/12/2014	1963
Globe Energy Services	San Angelo	TX	—	821	1,658	—	2,479	(203)	6/12/2014	2012
Globe Energy Services	Snyder	TX	—	466	588	—	1,054	(86)	6/12/2014	2005
Globe Energy Services	Snyder	TX	—	174	1,189	—	1,363	(136)	6/12/2014	1975
GM Financial	Arlington	TX	23,628	7,901	35,553	—	43,454	(6,158)	11/5/2013	1998
GoFrac, LLC	Weatherford	TX	—	102	3,386	(2,912)	576	(32)	6/12/2014	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Golden Corral	Gilbert	AZ	—	871	2,910	—	3,781	(591)	6/27/2013	2006
Golden Corral	Goodyear	AZ	—	686	1,939	—	2,625	(394)	6/27/2013	2006
Golden Corral	Surprise	AZ	—	1,258	4,068	—	5,326	(826)	6/27/2013	2007
Golden Corral	Bakersfield	CA	—	2,664	2,078	—	4,742	(396)	2/7/2014	2011
Golden Corral	Palatka	FL	—	853	1,048	(471)	1,430	(72)	6/27/2013	1997
Golden Corral	Albany	GA	—	460	1,863	—	2,323	(369)	6/27/2013	1995
Golden Corral	Brunswick	GA	—	390	2,093	—	2,483	(415)	6/27/2013	1995
Golden Corral	Council Bluffs	IA	—	1,140	1,460	—	2,600	(290)	6/27/2013	1995
Golden Corral	Clarksville	IN	—	1,061	1,344	—	2,405	(296)	2/7/2014	2002
Golden Corral	Evansville	IN	—	670	2,707	—	3,377	(537)	6/27/2013	1995
Golden Corral	Kokomo	IN	—	780	2,107	—	2,887	(418)	6/27/2013	1995
Golden Corral	Richmond	IN	—	728	723	—	1,451	(137)	2/7/2014	2002
Golden Corral	Wichita	KS	—	560	1,306	—	1,866	(238)	7/31/2013	2000
Golden Corral	Henderson	KY	—	600	1,586	—	2,186	(315)	6/27/2013	1995
Golden Corral	Louisville	KY	—	1,020	1,173	—	2,193	(205)	2/7/2014	2001
Golden Corral	Independence	MO	—	1,425	2,437	—	3,862	(426)	2/7/2014	2010
Golden Corral	Flowood	MS	—	680	2,730	—	3,410	(541)	6/27/2013	1995
Golden Corral	Aberdeen	NC	—	690	1,566	—	2,256	(310)	6/27/2013	1995
Golden Corral	Burlington	NC	—	840	2,319	—	3,159	(460)	6/27/2013	1995
Golden Corral	Hickory	NC	—	260	2,658	—	2,918	(527)	6/27/2013	1995
Golden Corral	Bellevue	NE	—	520	1,433	—	1,953	(284)	6/27/2013	1995
Golden Corral	Lincoln	NE	—	300	2,930	—	3,230	(581)	6/27/2013	1995
Golden Corral	Farmington	NM	—	270	3,174	(2,024)	1,420	(44)	6/27/2013	1995
Golden Corral	Roswell	NM	—	203	600	—	803	(122)	6/27/2013	2000
Golden Corral	Akron	OH	—	640	2,133	—	2,773	(325)	2/7/2014	2003
Golden Corral	Beavercreek	OH	—	713	1,858	—	2,571	(272)	2/7/2014	2000
Golden Corral	Canton	OH	—	647	2,135	—	2,782	(345)	2/7/2014	2002
Golden Corral	Cincinnati	OH	—	694	2,066	—	2,760	(329)	2/7/2014	1999
Golden Corral	Cleveland	OH	—	1,109	2,315	—	3,424	(343)	2/7/2014	2004
Golden Corral	Columbus	OH	—	770	2,476	—	3,246	(491)	6/27/2013	1995
Golden Corral	Dayton	OH	—	579	1,429	—	2,008	(229)	2/7/2014	2000
Golden Corral	Dayton	OH	—	774	2,766	—	3,540	(433)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Golden Corral	Elyria	OH	—	1,167	1,599	—	2,766	(241)	2/7/2014	2004
Golden Corral	Fairfield	OH	—	859	1,135	—	1,994	(178)	2/7/2014	1999
Golden Corral	Grove City	OH	—	926	1,859	—	2,785	(282)	2/7/2014	2007
Golden Corral	Northfield	OH	—	947	1,061	—	2,008	(156)	2/7/2014	2004
Golden Corral	Ontario	OH	—	616	2,412	—	3,028	(384)	2/7/2014	2004
Golden Corral	Springfield	OH	—	619	1,142	—	1,761	(168)	2/7/2014	2000
Golden Corral	Toledo	OH	—	838	3,333	—	4,171	(493)	2/7/2014	2004
Golden Corral	Zanesville	OH	—	487	2,030	—	2,517	(412)	6/27/2013	2002
Golden Corral	Midwest City	OK	—	1,175	1,708	(983)	1,900	(103)	6/27/2013	1991
Golden Corral	Norman	OK	—	345	2,107	—	2,452	(428)	6/27/2013	1994
Golden Corral	Tulsa	OK	—	280	3,890	—	4,170	(771)	6/27/2013	1995
Golden Corral	Monroeville	PA	—	1,647	849	—	2,496	(97)	2/7/2014	1982
Golden Corral	Rock Hill	SC	—	320	2,130	—	2,450	(422)	6/27/2013	1995
Golden Corral	Cookeville	TN	—	800	1,937	—	2,737	(384)	6/27/2013	1995
Golden Corral	Baytown	TX	—	596	1,788	—	2,384	(326)	7/31/2013	1998
Golden Corral	College Station	TX	—	1,265	1,718	—	2,983	(349)	6/27/2013	1990
Golden Corral	Houston	TX	—	1,147	2,447	(64)	3,530	(497)	6/27/2013	1995
Golden Corral	San Angelo	TX	—	644	1,702	—	2,346	(281)	2/7/2014	2012
Golden Corral	Spring	TX	—	3,342	1,207	—	4,549	(246)	2/7/2014	2011
Golden Corral	Texarkana	TX	—	758	3,031	—	3,789	(553)	7/31/2013	2001
Golden Corral	Bristol	VA	—	750	2,276	—	3,026	(451)	6/27/2013	1995
Gold's Gym	Broken Arrow	OK	—	1,661	6,565	—	8,226	(1,079)	2/7/2014	2009
Goodyear	Cumming	GA	—	534	2,516	—	3,050	(364)	2/7/2014	2010
Goodyear	Cumming	GA	—	1,085	1,915	—	3,000	(294)	2/7/2014	2010
Goodyear	Mcdonough	GA	11,373	1,797	21,264	—	23,061	(3,885)	1/8/2014	1995
Goodyear	Stockbridge	GA	13,845	1,222	32,119	—	33,341	(6,067)	1/8/2014	1995
Goodyear	Dekalb	IL	20,767	4,476	44,516	—	48,992	(8,404)	1/8/2014	1999
Goodyear	Lockbourne	OH	13,548	3,107	28,868	—	31,975	(5,220)	1/8/2014	1998
Goodyear	York	PA	23,536	1,980	53,396	—	55,376	(9,541)	1/8/2014	2001
Goodyear	Columbia	SC	—	656	2,077	—	2,733	(306)	2/7/2014	2010
Goodyear	Corpus Christi	TX	—	753	1,737	—	2,490	(250)	2/7/2014	2008
Goodyear	Terrell	TX	15,823	2,516	34,804	—	37,320	(6,561)	1/8/2014	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Grandy's	Ardmore	OK	—	454	—	—	454	—	6/27/2013	1995
Grandy's	Moore	OK	—	320	428	—	748	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	260	380	—	640	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	320	289	—	609	—	6/27/2013	1995
Grandy's	Arlington	TX	—	734	—	—	734	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	773	—	—	773	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	847	—	—	847	—	6/27/2013	1986
Grandy's	Dallas	TX	—	725	—	—	725	—	7/31/2013	1981
Grandy's	Dallas	TX	—	357	—	—	357	—	7/31/2013	1984
Grandy's	Fort Worth	TX	—	777	—	—	777	—	6/27/2013	1995
Grandy's	Fort Worth	TX	—	811	—	—	811	—	6/27/2013	1985
Grandy's	Garland	TX	—	623	—	—	623	—	6/27/2013	1980
Grandy's	Garland	TX	—	859	—	—	859	—	6/27/2013	1985
Grandy's	Greenville	TX	—	847	—	—	847	—	7/31/2013	1979
Grandy's	Irving	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Lancaster	TX	—	780	—	—	780	—	6/27/2013	1984
Grandy's	Mesquite	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Plano	TX	—	871	—	—	871	—	6/27/2013	1980
Greene's Energy Group	Broussard	LA	—	455	6,022	—	6,477	(598)	6/12/2014	1980
Habanero's Mexican Grill	Hueytown	AL	—	60	639	—	699	(127)	6/27/2013	1995
Hanesbrands	Rural Hall	NC	18,100	1,798	41,214	(50)	42,962	(5,407)	2/7/2014	1992
Hanesbrands	Rural Hall	NC	17,990	1,082	22,565	—	23,647	(5,763)	12/21/2012	1989
Hardee's	Morrilton	AR	—	175	937	—	1,112	(145)	3/28/2014	1986
Hardee's	Jacksonville	FL	—	875	583	—	1,458	(106)	7/31/2013	1993
Hardee's	Pace	FL	—	419	435	—	854	(85)	6/27/2013	1991
Hardee's	Williston	FL	—	395	553	—	948	(109)	6/27/2013	1992
Hardee's	Bremen	GA	—	129	518	—	647	(94)	7/31/2013	1980
Hardee's	Canton	GA	—	488	539	—	1,027	(106)	6/27/2013	1983
Hardee's	Mount Vernon	IA	—	320	480	(6)	794	(94)	6/27/2013	1987
Hardee's	Indian Trail	NC	—	777	553	—	1,330	(103)	6/27/2013	1992
Hardee's	Old Fort	NC	—	300	904	—	1,204	(173)	6/27/2013	1995
Hardee's	Sparta	NC	—	372	346	—	718	(68)	6/27/2013	1983

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Hardee's	Akron	OH	—	207	483	—	690	(88)	7/31/2013	1990
Hardee's	Jefferson	OH	—	242	363	—	605	(66)	7/31/2013	1989
Hardee's	Minerva	OH	—	214	321	—	535	(59)	7/31/2013	1990
Hardee's	Seville	OH	—	151	454	—	605	(83)	7/31/2013	1989
Hardee's	Aiken	SC	—	220	450	—	670	(86)	6/27/2013	1995
Hardee's	Chapin	SC	—	380	741	—	1,121	(142)	6/27/2013	1995
Hardee's	Chester	SC	—	586	563	—	1,149	(75)	7/31/2013	1994
Hardee's	Bloomingdale	TN	—	270	844	—	1,114	(162)	6/27/2013	1995
Hardee's	Clinton	TN	—	390	893	—	1,283	(171)	6/27/2013	1995
Hardee's	Crossville	TN	—	300	689	—	989	(132)	6/27/2013	1995
Hardee's	Erwin	TN	—	346	406	—	752	(80)	6/27/2013	1982
Hardee's	Morristown	TN	—	353	431	—	784	(79)	7/31/2013	1991
Hardee's	Springfield	TN	—	343	515	—	858	(94)	7/31/2013	1990
Hardee's / Red Burrito	Attalla	AL	—	220	896	—	1,116	(172)	6/27/2013	1995
Harley Davidson	Round Rock	TX	—	1,688	9,563	—	11,251	(1,968)	7/31/2013	2008
Harps Grocery	Cabot	AR	—	270	4,664	—	4,934	(734)	2/7/2014	2014
Harps Grocery	Haskell	AR	—	499	3,281	—	3,780	(508)	2/7/2014	2012
Harps Grocery	Hot Springs	AR	—	592	4,353	—	4,945	(670)	2/7/2014	2013
Harps Grocery	Hot Springs	AR	—	839	4,486	—	5,325	(658)	2/7/2014	2013
Harps Grocery	Searcy	AR	—	705	4,159	—	4,864	(620)	2/7/2014	2008
Harps Grocery	West Fork	AR	—	635	4,708	—	5,343	(705)	2/7/2014	2013
Harps Grocery	Poplar Bluff	MO	—	572	2,991	4	3,567	(215)	2/21/2014	2014
Harps Grocery	Inola	OK	—	130	3,387	—	3,517	(500)	3/5/2014	2014
Harris Teeter	Durham	NC	1,910	3,239	—	—	3,239	—	2/7/2014	2009
Hartford Insurance	Santee	CA	—	2,400	7,312	44	9,756	(1,556)	2/21/2014	1995
Healthnow	Buffalo	NY	42,135	2,569	89,399	—	91,968	(10,292)	2/7/2014	2007
Heritage Cove Center	Gun Barrel City	TX	—	241	383	—	624	(75)	6/27/2013	2008
HH Gregg	Joliet	IL	—	1,834	1,585	—	3,419	(308)	2/7/2014	2011
HH Gregg	Merrillville	IN	—	511	4,768	—	5,279	(773)	2/7/2014	2011
HH Gregg	Chesterfield	MO	—	1,537	4,123	—	5,660	(671)	2/7/2014	2012
HH Gregg	North Fayette	PA	—	1,990	2,700	—	4,690	(387)	2/7/2014	1999
HH Gregg	North Charleston	SC	—	2,193	4,636	—	6,829	(761)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Hobby Lobby	Avon	IN	—	1,439	5,855	—	7,294	(838)	2/7/2014	2007
Hobby Lobby	Kannapolis	NC	—	1,929	4,227	—	6,156	(630)	2/7/2014	2004
Hobby Lobby	Columbia	TN	—	951	2,467	38	3,456	(417)	2/26/2014	1986
Hobby Lobby	Logan	UT	—	2,683	3,079	—	5,762	(498)	2/7/2014	2008
Home Depot	Tucson	AZ	—	6,251	—	—	6,251	—	2/7/2014	2005
Home Depot	San Diego	CA	6,650	12,518	—	—	12,518	—	2/7/2014	1998
Home Depot	Evans	GA	—	4,583	—	—	4,583	—	2/7/2014	2009
Home Depot	Kennesaw	GA	—	1,809	12,331	—	14,140	(1,634)	2/7/2014	2012
Home Depot	Slidell	LA	1,996	5,131	—	—	5,131	—	2/7/2014	1998
Home Depot	Las Vegas	NV	—	7,907	—	—	7,907	—	2/7/2014	1998
Home Depot	Columbia	SC	—	2,911	15,463	—	18,374	(4,658)	11/9/2009	2009
Home Depot	Odessa	TX	—	1,599	—	—	1,599	—	2/7/2014	1998
Home Depot	Winchester	VA	—	3,955	18,405	1	22,361	(3,119)	2/7/2014	2008
Home Town Buffet	Oxnard	CA	—	195	1,044	(901)	338	(21)	1/8/2014	1998
Home Town Buffet	Rialto	CA	—	265	1,261	(1,046)	480	(46)	1/8/2014	1998
Home Town Buffet	Santa Maria	CA	—	191	1,006	(763)	434	(23)	1/8/2014	2002
Home Town Buffet	Newark	DE	—	177	1,129	(739)	567	(41)	1/8/2014	1983
Home Town Buffet	Union Gap	WA	—	253	1,320	(1,223)	350	(32)	1/8/2014	2002
Huntington National Bank	Conneaut	OH	—	205	477	6	688	(83)	10/1/2013	1971
Huntington National Bank	Jefferson	OH	—	255	765	7	1,027	(132)	10/1/2013	1963
Hy-Vee	Vermillion	SD	2,922	409	3,684	—	4,093	(960)	4/8/2013	1986
IFM Efectors	Malvern	PA	—	1,816	—	9,747	11,563	(498)	8/27/2014	2014
Igloo	Katy	TX	—	5,617	38,470	—	44,087	(5,110)	2/7/2014	2004
IHOP	Auburn	AL	—	1,111	933	—	2,044	(190)	6/27/2013	1998
IHOP	Homewood	AL	—	610	1,762	—	2,372	(349)	6/27/2013	1995
IHOP	Montgomery	AL	—	941	—	—	941	—	6/27/2013	1998
IHOP	Castle Rock	CO	—	320	2,334	—	2,654	(463)	6/27/2013	1995
IHOP	Greeley	CO	—	120	1,538	—	1,658	(305)	6/27/2013	1995
IHOP	Pueblo	CO	—	330	1,589	—	1,919	(315)	6/27/2013	1995
IHOP	Bossier City	LA	—	541	1,342	—	1,883	(272)	6/27/2013	1998
IHOP	Natchitoches	LA	—	750	89	—	839	(18)	6/27/2013	1995
IHOP	Roseville	MI	—	340	1,071	—	1,411	(212)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
IHOP	Warren	MI	—	605	830	(531)	904	(25)	6/27/2013	1996
IHOP	Kansas City	MO	—	630	1,002	—	1,632	(199)	6/27/2013	1995
IHOP	Southaven	MS	—	350	2,108	—	2,458	(418)	6/27/2013	1995
IHOP	Greenville	SC	—	610	1,551	—	2,161	(308)	6/27/2013	1995
IHOP	Clarksville	TN	—	530	1,346	—	1,876	(267)	6/27/2013	1995
IHOP	Memphis	TN	—	750	2,009	(809)	1,950	(134)	6/27/2013	1995
IHOP	Murfreesboro	TN	—	600	1,687	—	2,287	(334)	6/27/2013	1995
IHOP	Baytown	TX	—	698	1,297	—	1,995	(237)	7/31/2013	1998
IHOP	Corpus Christi	TX	—	1,176	—	—	1,176	—	7/31/2013	1995
IHOP	Fort Worth	TX	—	560	1,879	—	2,439	(373)	6/27/2013	1995
IHOP	Houston	TX	—	760	2,462	—	3,222	(488)	6/27/2013	1995
IHOP	Killeen	TX	—	380	1,028	—	1,408	(204)	6/27/2013	1995
IHOP	Lake Jackson	TX	—	370	2,018	—	2,388	(400)	6/27/2013	1995
IHOP	Leon Valley	TX	—	650	2,055	—	2,705	(516)	6/27/2013	1995
IHOP	Auburn	WA	—	780	1,878	—	2,658	(372)	6/27/2013	1995
Ingersoll Rand	Annandale	NJ	—	1,367	14,223	(90)	15,500	(3,827)	4/30/2014	1999
Ingram Micro	Amherst	NY	—	4,107	20,347	—	24,454	(2,919)	6/25/2014	1986
Invensys Systems	Foxboro	MA	—	11,784	—	27,888	39,672	(2,125)	6/27/2014	1965
Iron Mountain	Columbus	OH	—	405	3,642	1,261	5,308	(989)	9/28/2012	1954
Iron Mountain	Mohnton	PA	—	197	6,152	—	6,349	(733)	7/2/2014	1979
IRS Gateway Center	Covington	KY	—	3,120	80,689	1,278	85,087	(8,653)	6/5/2014	1994
Irving Oil	Belfast	ME	—	339	698	—	1,037	(126)	2/7/2014	1997
Irving Oil	Bethel	ME	—	182	331	—	513	(62)	2/7/2014	1990
Irving Oil	Boothbay Harbor	ME	—	413	550	—	963	(106)	2/7/2014	1993
Irving Oil	Caribou	ME	—	187	404	—	591	(72)	2/7/2014	1990
Irving Oil	Fort Kent	ME	—	358	352	—	710	(74)	2/7/2014	1973
Irving Oil	Kennebunk	ME	—	469	541	—	1,010	(108)	2/7/2014	1980
Irving Oil	Lincoln	ME	—	360	360	—	720	(67)	2/7/2014	1994
Irving Oil	Orono	ME	—	228	272	—	500	(49)	2/7/2014	1984
Irving Oil	Saco	ME	—	619	222	—	841	(58)	2/7/2014	1995
Irving Oil	Skowhegan	ME	—	541	492	—	1,033	(100)	2/7/2014	1988
Irving Oil	Conway	NH	—	173	525	—	698	(88)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Irving Oil	Dover	NH	—	380	717	—	1,097	(126)	2/7/2014	1988
Irving Oil	Rochester	NH	—	290	747	—	1,037	(127)	2/7/2014	1970
Irving Oil	Dummerston	VT	—	185	353	—	538	(71)	2/7/2014	1993
Irving Oil	Rutland	VT	—	249	220	—	469	(40)	2/7/2014	1984
Irving Oil	Westminster	VT	—	108	437	—	545	(78)	2/7/2014	1990
Jack in the Box	Avondale	AZ	—	110	2,237	—	2,347	(429)	6/27/2013	1995
Jack in the Box	Chandler	AZ	—	450	1,447	—	1,897	(277)	6/27/2013	1995
Jack in the Box	Folsom	CA	—	280	2,423	—	2,703	(464)	6/27/2013	1995
Jack in the Box	Sacramento	CA	—	476	1,110	—	1,586	(203)	7/31/2013	1991
Jack in the Box	West Sacramento	CA	—	590	1,710	—	2,300	(328)	6/27/2013	1995
Jack in the Box	Burley	ID	—	240	1,430	—	1,670	(274)	6/27/2013	1995
Jack in the Box	Belleville	IL	—	200	966	—	1,166	(185)	6/27/2013	1995
Jack in the Box	Florissant	MO	—	502	1,515	—	2,017	(290)	6/27/2013	1995
Jack in the Box	St. Louis	MO	—	420	1,494	—	1,914	(286)	6/27/2013	1995
Jack in the Box	Salem	OR	—	580	1,301	—	1,881	(249)	6/27/2013	1995
Jack in the Box	Tigard	OR	—	620	1,361	—	1,981	(261)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,325	—	1,745	(254)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,365	—	1,785	(262)	6/27/2013	1995
Jack in the Box	Cleburne	TX	—	291	1,647	—	1,938	(300)	7/31/2013	2000
Jack in the Box	Corinth	TX	—	400	1,416	—	1,816	(271)	6/27/2013	1995
Jack in the Box	Farmers Branch	TX	—	460	1,640	—	2,100	(314)	6/27/2013	1995
Jack in the Box	Fort Worth	TX	—	490	1,702	—	2,192	(326)	6/27/2013	1995
Jack in the Box	Georgetown	TX	—	600	1,508	—	2,108	(289)	6/27/2013	1995
Jack in the Box	Granbury	TX	—	380	1,449	—	1,829	(278)	6/27/2013	1995
Jack in the Box	Grand Prairie	TX	—	600	1,856	—	2,456	(356)	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	470	1,344	—	1,814	(258)	6/27/2013	1995
Jack in the Box	Gun Barrel City	TX	—	300	961	—	1,261	(184)	6/27/2013	1995
Jack in the Box	Houston	TX	—	460	1,437	—	1,897	(275)	6/27/2013	1995
Jack in the Box	Houston	TX	—	390	1,172	—	1,562	(225)	6/27/2013	1995
Jack in the Box	Houston	TX	—	330	1,845	—	2,175	(354)	6/27/2013	1995
Jack in the Box	Houston	TX	—	410	1,621	—	2,031	(311)	6/27/2013	1995
Jack in the Box	Houston	TX	—	450	1,396	—	1,846	(268)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Jack in the Box	Hutchins	TX	—	330	1,363	—	1,693	(261)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	440	1,544	—	1,984	(296)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	450	1,563	—	2,013	(300)	6/27/2013	1995
Jack in the Box	Mesquite	TX	—	560	1,652	—	2,212	(317)	6/27/2013	1995
Jack in the Box	Missouri City	TX	—	451	837	—	1,288	(153)	7/31/2013	1991
Jack in the Box	Nacogdoches	TX	—	340	1,320	—	1,660	(253)	6/27/2013	1995
Jack in the Box	Orange	TX	—	270	1,661	—	1,931	(318)	6/27/2013	1995
Jack in the Box	Port Arthur	TX	—	460	1,405	—	1,865	(269)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	400	1,244	—	1,644	(238)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	470	1,256	—	1,726	(241)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	350	1,249	—	1,599	(239)	6/27/2013	1995
Jack in the Box	Spring	TX	—	570	1,340	—	1,910	(257)	6/27/2013	1995
Jack in the Box	Spring	TX	—	450	1,487	—	1,937	(285)	6/27/2013	1995
Jack in the Box	Texas City	TX	—	454	844	—	1,298	(166)	6/27/2013	1991
Jack in the Box	Tyler	TX	—	450	1,025	—	1,475	(197)	6/27/2013	1995
Jack in the Box	Weatherford	TX	—	480	1,329	—	1,809	(255)	6/27/2013	1995
Jack in the Box	Enumclaw	WA	—	380	1,238	—	1,618	(237)	6/27/2013	1995
Jeremiah's Italian Ice	Winter Springs	FL	—	734	—	—	734	—	7/31/2013	1995
Jiffy Lube	Houston	TX	—	423	1,037	—	1,460	(129)	6/9/2014	2008
Jo-Ann's	Shakopee	MN	—	994	1,807	—	2,801	(260)	2/7/2014	2012
Joe's Crab Shack	Houston	TX	—	900	1,749	—	2,649	(347)	6/27/2013	1995
John Deere	Davenport	IA	—	1,161	22,052	(14)	23,199	(6,220)	5/31/2012	2003
Johnny Carinos	Rogers	AR	—	997	2,540	—	3,537	(516)	6/27/2013	2001
Johnny Carinos	Columbus	IN	—	809	1,888	—	2,697	(379)	8/30/2013	2004
Johnny Carinos	Muncie	IN	—	540	2,160	—	2,700	(434)	8/30/2013	2003
Johnny Carinos	Amarillo	TX	—	993	2,317	(1,848)	1,462	(14)	7/31/2013	2001
Johnny Carinos	Grand Prairie	TX	—	997	2,327	—	3,324	(479)	7/31/2013	2001
Johnny Carinos	Houston	TX	—	1,328	2,656	—	3,984	(539)	6/27/2013	2002
Johnny Carinos	Midland	TX	—	998	2,329	—	3,327	(479)	7/31/2013	2000
Johnny Carinos	San Angelo	TX	—	769	2,306	—	3,075	(474)	7/31/2013	2005
Johnson Controls	Pinellas Park	FL	16,200	4,538	23,842	(17,727)	10,653	(346)	11/5/2013	2001
Katun Corp.	Davenport	IA	—	454	7,485	—	7,939	(838)	5/6/2014	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Kentucky Fried Chicken	Bloomington	IL	—	576	1,466	—	2,042	(288)	6/27/2013	2004
Kentucky Fried Chicken	Charleston	IL	—	282	1,514	—	1,796	(297)	6/27/2013	2003
Kentucky Fried Chicken	Decatur	IL	—	276	1,619	—	1,895	(318)	6/27/2013	2001
Kentucky Fried Chicken	Mattoon	IL	—	113	1,019	—	1,132	(186)	7/31/2013	1973
Kentucky Fried Chicken	Rockford	IL	—	201	1,142	—	1,343	(208)	7/31/2013	1995
Kentucky Fried Chicken	Springfield	IL	—	267	1,068	—	1,335	(195)	7/31/2013	1987
Kentucky Fried Chicken	Springfield	IL	—	212	1,203	—	1,415	(219)	7/31/2013	1987
Kentucky Fried Chicken	Dolton	IL	—	167	946	—	1,113	(173)	7/31/2013	1975
Kentucky Fried Chicken	Elmhurst	IL	—	242	969	—	1,211	(177)	7/31/2013	1990
Kentucky Fried Chicken	Hazel Crest	IL	—	153	1,376	—	1,529	(251)	7/31/2013	1982
Kentucky Fried Chicken	Homewood	IL	—	660	1,541	—	2,201	(281)	7/31/2013	1992
Kentucky Fried Chicken	Matteson	IL	—	399	2,259	—	2,658	(412)	7/31/2013	1973
Kentucky Fried Chicken	Oak Forest	IL	—	185	1,047	—	1,232	(191)	7/31/2013	1955
Kentucky Fried Chicken	Westchester	IL	—	238	952	—	1,190	(174)	7/31/2013	1973
Kentucky Fried Chicken	Crawfordsville	IN	—	159	1,068	—	1,227	(210)	6/27/2013	1979
Kentucky Fried Chicken	Franklin	IN	—	205	1,375	—	1,580	(270)	6/27/2013	1976
Kentucky Fried Chicken	Greenwood	IN	—	339	1,405	—	1,744	(276)	6/27/2013	1976
Kentucky Fried Chicken	Deming	NM	—	220	691	—	911	(133)	6/27/2013	1995
Kentucky Fried Chicken	Las Cruces	NM	—	270	498	—	768	(95)	6/27/2013	1995
Kentucky Fried Chicken	Warren	OH	—	426	640	(421)	645	(13)	7/31/2013	1987
Kentucky Fried Chicken	New Kensington	PA	—	324	487	(260)	551	(11)	7/31/2013	1967
Kentucky Fried Chicken	Appleton	WI	—	350	874	—	1,224	(167)	6/27/2013	1995
Kentucky Fried Chicken / A&W	Granite City	IL	—	102	1,083	—	1,185	(213)	6/27/2013	1987
Kentucky Fried Chicken / A&W	Allison Park	PA	—	246	683	—	929	(134)	6/27/2013	1978
Kentucky Fried Chicken / A&W	Germantown	WI	—	368	913	—	1,281	(179)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Green Bay	WI	—	208	1,022	—	1,230	(201)	6/27/2013	1986
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	396	773	—	1,169	(152)	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	281	795	—	1,076	(156)	6/27/2013	1992
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	89	750	—	839	(147)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	197	975	—	1,172	(191)	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	138	924	—	1,062	(181)	6/27/2013	1992
Kentucky Fried Chicken / A&W	South Milwaukee	WI	—	197	695	—	892	(136)	6/27/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Kentucky Fried Chicken / A&W	Wauwatosa	WI	—	135	615	—	750	(121)	6/27/2013	1992
Kentucky Fried Chicken / A&W	West Bend	WI	—	185	705	—	890	(138)	6/27/2013	1972
Ker's WingHouse Bar and Grill	Brandon	FL	—	340	654	—	994	(130)	6/27/2013	1995
Ker's WingHouse Bar and Grill	Clearwater	FL	—	550	627	—	1,177	(124)	6/27/2013	1995
Kettle Restaurant	San Antonio	TX	—	168	206	—	374	(38)	7/31/2013	1965
Key Bank	Spencerport	NY	—	59	1,112	—	1,171	(211)	6/5/2013	1960
Key Bank	Berea	OH	—	234	1,326	8	1,568	(229)	10/1/2013	1958
Kirklands	Wilmington	NC	—	1,127	1,061	—	2,188	(165)	2/7/2014	2004
Kohl's	Monrovia	CA	8,700	8,052	7,891	—	15,943	(1,144)	2/7/2014	1982
Kohl's	Tavares	FL	4,670	4,173	—	—	4,173	—	2/7/2014	2008
Kohl's	Fort Dodge	IA	—	1,431	3,109	—	4,540	(452)	2/7/2014	2011
Kohl's	Salina	KS	—	964	5,009	—	5,973	(651)	2/7/2014	2009
Kohl's	Howell	MI	7,705	547	10,399	—	10,946	(2,770)	3/28/2013	2003
Kohl's	Saginaw	MI	—	1,110	6,932	—	8,042	(899)	2/7/2014	2011
Kohl's	Columbia	SC	—	1,532	14,561	—	16,093	(1,790)	2/7/2014	2007
Kohl's	Spartanburg	SC	—	2,984	5,842	—	8,826	(808)	2/7/2014	2006
Kohl's	Brownsville	TX	—	2,756	3,423	—	6,179	(22)	2/7/2014	2007
Kohl's	Mcallen	TX	3,526	1,286	7,321	—	8,607	(979)	2/7/2014	2005
Kohl's	Rice Lake	WI	—	1,268	7,788	—	9,056	(1,013)	2/7/2014	2011
Kroger	Calhoun	GA	—	—	6,279	—	6,279	(979)	11/5/2013	1996
Kroger	Lithonia	GA	—	—	6,250	—	6,250	(975)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,574	—	7,574	(1,182)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,691	—	7,691	(1,200)	11/5/2013	1993
Kroger	Frankfort	KY	—	—	5,794	—	5,794	(904)	11/5/2013	1995
Kroger	Georgetown	KY	—	—	6,742	—	6,742	(1,052)	11/5/2013	1995
Kroger	Madisonville	KY	—	—	5,715	—	5,715	(891)	11/5/2013	1996
Kroger	Murray	KY	—	—	6,165	—	6,165	(962)	11/5/2013	1995
Kroger	Owensboro	KY	—	—	6,073	—	6,073	(947)	11/5/2013	1996
Kroger	Franklin	TN	—	—	7,782	—	7,782	(1,214)	11/5/2013	1996
Kroger	Knoxville	TN	—	—	7,642	—	7,642	(1,192)	11/5/2013	1996
Krystal	Greenville	AL	—	195	1,147	—	1,342	(220)	6/27/2013	1995
Krystal	Huntsville	AL	—	348	811	—	1,159	(212)	4/23/2013	1960

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Krystal	Huntsville	AL	—	352	654	—	1,006	(171)	4/23/2013	1971
Krystal	Huntsville	AL	—	305	712	—	1,017	(178)	6/10/2013	1985
Krystal	Montgomery	AL	—	259	1,036	—	1,295	(313)	9/21/2012	1964
Krystal	Montgomery	AL	—	560	829	—	1,389	(159)	6/27/2013	1995
Krystal	Montgomery	AL	—	303	562	—	865	(147)	4/23/2013	1962
Krystal	Montgomery	AL	—	502	613	—	1,115	(160)	4/23/2013	1962
Krystal	Scottsboro	AL	—	20	1,157	—	1,177	(222)	6/27/2013	1995
Krystal	Tuscaloosa	AL	—	206	1,165	—	1,371	(352)	9/21/2012	1976
Krystal	Valley	AL	—	297	694	—	991	(181)	4/23/2013	1979
Krystal	Vestavia Hills	AL	—	342	513	—	855	(134)	4/23/2013	1995
Krystal	Jacksonville	FL	—	574	574	—	1,148	(174)	9/21/2012	1990
Krystal	Orlando	FL	—	372	372	—	744	(112)	9/21/2012	1994
Krystal	Orlando	FL	—	669	446	—	1,115	(135)	9/21/2012	1995
Krystal	Plant City	FL	—	355	533	—	888	(161)	9/21/2012	2012
Krystal	St. Augustine	FL	—	411	411	—	822	(124)	9/21/2012	2012
Krystal	Albany	GA	—	309	721	—	1,030	(218)	9/21/2012	1962
Krystal	Atlanta	GA	—	166	664	—	830	(201)	9/21/2012	1973
Krystal	Augusta	GA	—	365	851	—	1,216	(257)	9/21/2012	1979
Krystal	Columbus	GA	—	622	934	—	1,556	(282)	9/21/2012	1977
Krystal	Decatur	GA	—	94	533	—	627	(161)	9/21/2012	1965
Krystal	East Point	GA	—	221	664	—	885	(197)	10/26/2012	1984
Krystal	Macon	GA	—	325	759	—	1,084	(229)	9/21/2012	1962
Krystal	Milledgeville	GA	—	261	609	—	870	(184)	9/21/2012	2011
Krystal	Snellville	GA	—	466	466	—	932	(141)	9/21/2012	1981
Krystal	Corinth	MS	—	279	652	—	931	(170)	4/23/2013	2007
Krystal	Gulfport	MS	—	215	861	—	1,076	(260)	9/21/2012	2011
Krystal	Pearl	MS	—	426	638	—	1,064	(193)	9/21/2012	1976
Krystal	Chattanooga	TN	—	336	784	—	1,120	(237)	9/21/2012	2010
Krystal	Chattanooga	TN	—	186	328	—	514	(39)	6/27/2013	1995
Krystal	Chattanooga	TN	—	440	659	—	1,099	(172)	4/23/2013	1983
Krystal	Knoxville	TN	—	369	246	—	615	(74)	9/21/2012	1970
Krystal	Lawrenceburg	TN	—	304	709	—	1,013	(185)	4/23/2013	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Krystal	Memphis	TN	—	257	1,029	—	1,286	(269)	4/23/2013	1975
Krystal	Memphis	TN	—	181	723	—	904	(189)	4/23/2013	1972
Krystal	Murfreesboro	TN	—	465	698	—	1,163	(182)	4/23/2013	2008
Kum & Go	Bentonville	AR	—	587	1,370	(13)	1,944	(317)	11/20/2012	2009
Kum & Go	Lowell	AR	—	774	1,437	—	2,211	(333)	11/20/2012	2009
Kum & Go	Paragould	AR	—	708	2,123	—	2,831	(512)	9/28/2012	2012
Kum & Go	Rogers	AR	—	668	1,559	—	2,227	(361)	11/20/2012	2008
Kum & Go	Sherwood	AR	—	866	1,609	—	2,475	(388)	9/28/2012	2012
Kum & Go	Fountain	CO	—	1,131	1,696	—	2,827	(385)	12/24/2012	2012
Kum & Go	Monument	CO	—	1,192	1,457	—	2,649	(331)	12/24/2012	2012
Kum & Go	Muscatine	IA	—	794	1,853	—	2,647	(421)	12/27/2012	2012
Kum & Go	Ottumwa	IA	—	586	1,368	—	1,954	(317)	11/20/2012	1998
Kum & Go	Sloan	IA	—	447	2,162	—	2,609	(394)	2/7/2014	2008
Kum & Go	Story City	IA	—	223	2,089	—	2,312	(339)	2/7/2014	2006
Kum & Go	Tipton	IA	—	507	1,945	—	2,452	(371)	2/7/2014	2008
Kum & Go	Waukee	IA	—	1,280	1,280	—	2,560	(273)	3/28/2013	2012
Kum & Go	West Branch	IA	—	219	1,089	—	1,308	(174)	2/7/2014	1997
Kum & Go	Joplin	MO	—	218	782	—	1,000	(167)	2/11/2014	1987
Kum & Go	Joplin	MO	—	314	1,610	—	1,924	(267)	2/11/2014	1984
Kum & Go	Joplin	MO	—	127	300	—	427	(66)	2/11/2014	1973
Kum & Go	Joplin	MO	—	205	594	—	799	(128)	2/11/2014	1986
Kum & Go	Neosho	MO	—	504	1,144	—	1,648	(190)	2/11/2014	1997
Kum & Go	Tioga	ND	—	318	2,863	—	3,181	(663)	11/8/2012	2012
Kum & Go	Muskogee	OK	—	423	1,691	—	2,114	(328)	7/22/2013	2013
Kum & Go	Muskogee	OK	—	97	973	—	1,070	(112)	9/30/2014	1999
Kum & Go	Cheyenne	WY	—	411	2,327	—	2,738	(528)	12/27/2012	2012
Kum & Go	Gillette	WY	—	878	2,048	—	2,926	(407)	6/28/2013	2013
L.A. Fitness	Avondale	AZ	—	2,253	9,040	—	11,293	(1,405)	2/7/2014	2006
L.A. Fitness	Glendale	AZ	3,135	2,177	7,568	20	9,765	(1,277)	2/7/2014	2005
L.A. Fitness	Marana	AZ	—	1,284	8,322	—	9,606	(1,346)	2/7/2014	2011
L.A. Fitness	Highland	CA	4,610	2,274	8,673	—	10,947	(1,491)	2/7/2014	2009
L.A. Fitness	Boynton	FL	—	1,485	9,945	—	11,430	(37)	11/22/2016	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
L.A. Fitness	Miami	FL	—	2,730	8,671	—	11,401	(33)	11/22/2016	2015
L.A. Fitness	Broadview	IL	—	3,345	8,763	—	12,108	(1,380)	2/7/2014	2010
L.A. Fitness	Oswego	IL	—	3,163	8,749	—	11,912	(1,435)	2/7/2014	2008
L.A. Fitness	Carmel	IN	—	1,457	9,562	—	11,019	(1,490)	2/7/2014	2008
L.A. Fitness	Indianapolis	IN	—	1,279	8,970	—	10,249	(1,398)	2/7/2014	2009
L.A. Fitness	St. Clair Shores	MI	—	2,163	6,787	—	8,950	(28)	11/22/2016	1982
L.A. Fitness	Oakdale	MN	4,749	2,315	8,315	—	10,630	(1,351)	2/7/2014	2009
L.A. Fitness	Edmond	OK	—	962	6,916	—	7,878	(972)	3/31/2014	2014
L.A. Fitness	Easton	PA	—	938	10,600	—	11,538	(1,659)	2/7/2014	1979
L.A. Fitness	Dallas	TX	4,712	2,629	10,413	—	13,042	(1,542)	2/7/2014	2008
L.A. Fitness	Denton	TX	3,884	1,888	9,568	(6)	11,450	(1,458)	2/7/2014	2009
L.A. Fitness	Duncanville	TX	—	1,538	10,023	—	11,561	(1,502)	2/7/2014	2007
L.A. Fitness	McKinney	TX	—	2,039	7,787	—	9,826	(30)	11/22/2016	2005
L.A. Fitness	Spring	TX	—	1,970	9,290	—	11,260	(1,412)	2/7/2014	2006
Leeann Chin	Blaine	MN	—	480	528	—	1,008	(101)	6/27/2013	1995
Leeann Chin	Chanhassen	MN	—	450	763	—	1,213	(146)	6/27/2013	1995
Leeann Chin	Golden Valley	MN	—	270	776	—	1,046	(149)	6/27/2013	1995
Lee's Famous Recipe Chicken	Florissant	MO	—	306	560	—	866	(110)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Ann	MO	—	187	571	—	758	(112)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Louis	MO	—	107	874	—	981	(172)	6/27/2013	1984
Logan's Roadhouse	Huntsville	AL	—	520	4,797	(1,363)	3,954	(344)	6/27/2013	1995
Logan's Roadhouse	Fayetteville	AR	—	1,570	2,182	(953)	2,799	(151)	6/27/2013	1995
Logan's Roadhouse	Hattiesburg	MS	—	890	4,012	(803)	4,099	(320)	6/27/2013	1995
Logan's Roadhouse	Owasso	OK	—	1,449	2,173	(568)	3,054	(175)	7/31/2013	2006
Logan's Roadhouse	Clarksville	TN	—	1,010	4,424	(1,264)	4,170	(324)	6/27/2013	1995
Logan's Roadhouse	Cleveland	TN	—	890	3,902	(1,225)	3,567	(277)	6/27/2013	1995
Logan's Roadhouse	El Paso	TX	—	320	4,731	(1,558)	3,493	(317)	6/27/2013	1995
Long John Silver's / A&W	Merced	CA	—	174	695	—	869	(127)	7/31/2013	1982
Long John Silver's / A&W	Collinsville	IL	—	220	940	—	1,160	(184)	6/27/2013	2006
Long John Silver's / A&W	Fairview Heights	IL	—	258	525	—	783	(103)	6/27/2013	1976
Long John Silver's / A&W	Jacksonville	IL	—	171	431	—	602	(85)	6/27/2013	1978
Long John Silver's / A&W	Litchfield	IL	—	194	996	—	1,190	(195)	6/27/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Long John Silver's / A&W	Marion	IL	—	305	1,059	—	1,364	(208)	6/27/2013	1983
Long John Silver's / A&W	Mount Carmel	IL	—	105	484	—	589	(95)	6/27/2013	1977
Long John Silver's / A&W	Vandalia	IL	—	101	484	—	585	(95)	6/27/2013	1976
Long John Silver's / A&W	West Frankfort	IL	—	244	996	—	1,240	(195)	6/27/2013	1977
Long John Silver's / A&W	Wood River	IL	—	251	314	—	565	(62)	6/27/2013	1975
Long John Silver's / A&W	Garden City	KS	—	120	530	—	650	(104)	6/27/2013	1978
Long John Silver's / A&W	Hays	KS	—	160	624	—	784	(122)	6/27/2013	1994
Long John Silver's / A&W	Clovis	NM	—	210	705	(377)	538	(17)	6/27/2013	1995
Long John Silver's / A&W	Las Cruces	NM	—	242	565	(277)	530	(13)	7/31/2013	1975
Long John Silver's / A&W	Englewood	OH	—	547	—	—	547	—	6/27/2013	1974
Long John Silver's / A&W	Fairborn	OH	—	103	300	—	403	(59)	6/27/2013	1976
Long John Silver's / A&W	Penn Hills	PA	—	438	656	—	1,094	(120)	7/31/2013	1993
Long John Silver's / A&W	Austin	TX	—	459	477	—	936	(94)	6/27/2013	1993
Long John Silver's / KFC	Green Bay	WI	—	748	563	—	1,311	(111)	6/27/2013	1978
Long John Silver's / Taco Bell	Ashtabula	OH	—	440	1,640	—	2,080	(314)	6/27/2013	1995
LongHorn Steakhouse	Tampa	FL	—	370	1,852	—	2,222	(367)	6/27/2013	1995
Los Tios Mexican Restaurant	Dalton	OH	—	18	30	—	48	(6)	6/27/2013	1990
Lowe's	Jonesboro	AR	—	2,101	8,405	85	10,591	(1,124)	5/19/2014	1994
Lowe's	Burlington	IA	—	2,775	8,191	760	11,726	(1,123)	2/7/2014	1996
Lowe's	Florence	KY	—	4,814	10,189	—	15,003	(1,393)	2/7/2014	1997
Lowe's	New Orleans	LA	13,766	10,315	20,728	—	31,043	(3,233)	11/5/2013	2005
Lowe's	Sanford	ME	4,672	4,045	—	—	4,045	—	2/7/2014	2009
Lowe's	Windham	ME	7,930	12,640	—	—	12,640	—	6/3/2013	2006
Lowe's	Benton Harbor	MI	—	1,011	7,851	206	9,068	(1,105)	3/17/2014	1994
Lowe's	Kansas City	MO	—	3,729	—	—	3,729	—	2/7/2014	2009
Lowe's	Las Vegas	NV	—	11,499	—	—	11,499	—	2/7/2014	2002
Lowe's	Ticonderoga	NY	4,345	1,812	—	—	1,812	—	2/7/2014	2009
Lowe's	West Carrollton	OH	6,375	2,864	9,883	—	12,747	(1,272)	2/7/2014	1994
Lowe's	Columbia	SC	—	5,485	—	—	5,485	—	2/7/2014	1994
Lowe's	Texas City	TX	—	2,313	9,253	—	11,566	(1,688)	5/19/2014	1995
Lube Stop	Akron	OH	—	79	287	—	366	(31)	9/2/2014	1988
Lube Stop	Akron	OH	—	135	761	—	896	(85)	9/2/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Lube Stop	Akron	OH	—	205	1,043	—	1,248	(113)	9/2/2014	1992
Lube Stop	Bedford Heights	OH	—	156	529	—	685	(63)	9/2/2014	1986
Lube Stop	Cleveland	OH	—	127	559	—	686	(61)	9/2/2014	1988
Lube Stop	Fairview Park	OH	—	205	179	—	384	(29)	9/2/2014	1988
Lube Stop	Lakewood	OH	—	205	765	—	970	(85)	9/2/2014	1993
Lube Stop	Mayfield Heights	OH	—	201	430	—	631	(50)	9/2/2014	1988
Lube Stop	Medina	OH	—	135	414	—	549	(50)	9/2/2014	1995
Lube Stop	N. Barberton	OH	—	140	502	—	642	(54)	9/2/2014	1998
Lube Stop	Painesville	OH	—	276	208	—	484	(30)	9/2/2014	1988
Lube Stop	Parma	OH	—	124	390	—	514	(41)	9/2/2014	1986
Lube Stop	Parma	OH	—	306	502	—	808	(61)	9/2/2014	1986
Lube Stop	Seven Hills	OH	—	182	201	—	383	(28)	9/2/2014	1987
Lube Stop	Solon	OH	—	233	487	—	720	(55)	9/2/2014	1992
Lube Stop	South Euclid	OH	—	109	561	—	670	(56)	9/2/2014	1986
Lube Stop	Stow	OH	—	230	132	—	362	(20)	9/2/2014	1988
Lube Stop	Westlake	OH	—	85	525	—	610	(52)	9/2/2014	1999
Lube Stop	Willoughby	OH	—	168	425	—	593	(46)	9/2/2014	1986
Lumber Liquidators	Saginaw	MI	—	287	502	—	789	(73)	5/28/2014	2000
Macaroni Grill	Flanders	NJ	915	1,468	883	—	2,351	(130)	2/7/2014	2003
Macaroni Grill	W. Windsor	NJ	1,043	1,307	1,498	—	2,805	(210)	2/7/2014	1998
Mars Petcare	Columbia	SC	—	1,875	19,591	(987)	20,479	(2,438)	11/5/2013	2014
Mattress Firm	Daphne	AL	—	528	1,233	—	1,761	(222)	10/1/2013	2013
Mattress Firm	Dothan	AL	—	406	1,217	—	1,623	(248)	5/14/2013	2013
Mattress Firm	Rogers	AR	—	321	1,284	—	1,605	(279)	2/6/2013	2012
Mattress Firm	Destin	FL	—	693	1,287	—	1,980	(256)	6/5/2013	2013
Mattress Firm	Melbourne	FL	—	405	1,237	—	1,642	(192)	2/7/2014	2011
Mattress Firm	Tallahassee	FL	—	924	1,386	—	2,310	(282)	5/14/2013	2013
Mattress Firm	Boise	ID	—	335	1,339	—	1,674	(291)	2/22/2013	2013
Mattress Firm	Garden City	ID	—	492	1,305	—	1,797	(191)	2/26/2014	2003
Mattress Firm	Fairview Heights	IL	—	231	958	—	1,189	(163)	2/7/2014	1977
Mattress Firm	Columbus	IN	—	157	891	—	1,048	(206)	11/6/2012	1964
Mattress Firm	Evansville	IN	—	117	2,227	—	2,344	(485)	2/11/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Mattress Firm	Goshen	IN	—	211	1,555	—	1,766	(222)	3/20/2014	2013
Mattress Firm	Mishawaka	IN	—	375	1,500	—	1,875	(291)	7/30/2013	2013
Mattress Firm	South Bend	IN	—	289	2,445	—	2,734	(360)	2/24/2014	2013
Mattress Firm	Bowling Green	KY	—	648	973	—	1,621	(203)	4/25/2013	2012
Mattress Firm	Lafayette	LA	1,194	—	1,251	—	1,251	(255)	5/2/2013	1995
Mattress Firm	Flint	MI	—	467	1,323	—	1,790	(147)	8/19/2014	2014
Mattress Firm	Flint	MI	—	409	1,164	—	1,573	(110)	10/3/2014	2014
Mattress Firm	Goldsboro	NC	—	349	1,385	—	1,734	(156)	5/29/2014	2014
Mattress Firm	Greenville	NC	—	1,085	1,085	—	2,170	(246)	12/12/2012	2012
Mattress Firm	Raleigh	NC	—	1,091	1,091	—	2,182	(263)	9/28/2012	1997
Mattress Firm	Wilmington	NC	—	412	1,257	—	1,669	(270)	3/29/2013	2013
Mattress Firm	Wilson	NC	—	373	692	—	1,065	(167)	9/28/2012	2012
Mattress Firm	Painesville	OH	—	437	1,318	—	1,755	(158)	7/10/2014	2014
Mattress Firm	Johnstown	PA	—	389	906	745	2,040	(115)	7/31/2013	1995
Mattress Firm	Florence	SC	—	398	929	(8)	1,319	(210)	12/7/2012	2012
Mattress Firm	Rock Hill	SC	—	385	898	—	1,283	(170)	8/21/2013	2008
Mattress Firm	Knoxville	TN	—	586	1,088	—	1,674	(232)	3/19/2013	2012
Mattress Firm	Nederland	TX	—	311	1,245	—	1,556	(300)	9/26/2012	1997
Mattress Firm	Bountiful	UT	—	736	1,367	—	2,103	(310)	12/31/2012	2012
Mattress Firm	Spokane	WA	—	409	1,685	—	2,094	(357)	4/4/2013	2013
Mattress Firm	Spokane	WA	—	511	1,582	—	2,093	(343)	3/28/2013	2013
McAlisters	Murfreesboro	TN	—	310	720	—	1,030	(143)	6/27/2013	1995
McAlisters	Sherman	TX	—	563	1,223	—	1,786	(184)	5/16/2014	2013
McAlisters	Waco	TX	—	429	791	—	1,220	(139)	3/27/2014	2000
McDonald's	Scotland Neck	NC	—	320	—	—	320	—	6/27/2013	2005
MedAssets	Plano	TX	—	10,432	45,650	—	56,082	(5,839)	2/7/2014	2013
Melrose Park Center	Melrose Park	IL	—	6,143	10,515	598	17,256	(1,556)	2/7/2014	2006
Mercer Well Services	Cleburne	TX	—	262	369	—	631	(47)	6/25/2014	2008
Merrill Lynch	Hopewell	NJ	74,250	17,619	108,349	(12,142)	113,826	(4,265)	2/7/2014	2001
Metro PCS	Richardson	TX	7,813	1,292	19,606	6	20,904	(3,157)	11/5/2013	1986
Mezcal Mexican Restaurant	Grafton	OH	—	64	191	—	255	(39)	7/31/2013	1990
Michael's	Lafayette	LA	—	1,831	3,631	—	5,462	(619)	2/7/2014	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Michelin	Louisville	KY	—	1,120	7,763	—	8,883	(1,480)	11/5/2013	2011
Millenium Chem	Glen Burnie	MD	—	2,127	23,198	(3,895)	21,430	(761)	2/21/2014	1984
Miraca Life Sciences	Irving	TX	—	3,237	37,297	371	40,905	(5,203)	4/28/2014	1997
Monro Muffler	Lewiston	ME	—	279	1,115	—	1,394	(234)	5/10/2013	1976
Monro Muffler	Waukesha	WI	—	228	684	—	912	(137)	7/23/2013	2002
Monterey's Tex Mex	Tulsa	OK	—	135	406	(326)	215	(6)	7/31/2013	2001
MotoMart	St. Charles	MO	—	1,085	1,980	—	3,065	(351)	2/7/2014	2009
Mrs. Baird's	Dallas	TX	—	453	4,077	—	4,530	(1,109)	7/11/2012	2002
MS Energy Service	Midland	TX	—	1,165	948	—	2,113	(120)	6/12/2014	2012
My Dentist	Chickasha	OK	—	100	186	—	286	(38)	6/27/2013	1995
N/A - Billboard	Memphis	TN	—	33	—	—	33	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	63	—	—	63	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	73	—	—	73	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	90	—	—	90	—	7/31/2013	1995
N/A - Parking Lot	Kingston	PA	—	29	—	—	29	—	6/27/2013	1995
National Tire & Battery	St. Louis	MO	—	756	924	—	1,680	(226)	10/31/2012	1998
National Tire & Battery	Nashville	TN	799	603	1,373	—	1,976	(199)	2/7/2014	1978
Natural Grocers	Salem	OR	—	1,339	3,886	—	5,225	(600)	2/7/2014	2013
Nestle Holdings	Breinigsville	PA	—	—	66,948	11	66,959	(12,762)	11/5/2013	1994
Nomac Drilling	Houston	TX	—	369	2,669	—	3,038	(315)	6/12/2014	2012
Northern Tool & Equipment	Ocala	FL	1,620	1,693	2,727	—	4,420	(421)	2/7/2014	2008
Northrop Grumman	El Segundo	CA	—	15,935	67,908	—	83,843	(8,353)	6/27/2014	1972
NTW	Morrow	GA	—	397	1,586	—	1,983	(418)	6/5/2012	1992
O'Charley's	Dalton	GA	—	406	1,817	—	2,223	(369)	6/27/2013	1993
O'Charley's	Tucker	GA	—	1,037	866	—	1,903	(176)	6/27/2013	1993
Old Country Buffet	Burbank	CA	—	246	1,309	(1,094)	461	(30)	1/8/2014	2001
Old Country Buffet	Fresno	CA	—	326	1,306	(1,282)	350	(25)	1/8/2014	2003
Olive Garden	Edmonton	AB	—	2,870	452	—	3,322	(48)	7/28/2014	1990
Olive Garden	Edmonton	AB	—	2,946	461	—	3,407	(49)	7/28/2014	1990
Olive Garden	Flagstaff	AZ	—	875	455	—	1,330	(44)	7/28/2014	1996
Olive Garden	Altamonte Springs	FL	—	699	4,023	—	4,722	(307)	7/28/2014	2006
Olive Garden	Leesburg	FL	—	692	1,837	—	2,529	(131)	7/28/2014	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Olive Garden	Port Charlotte	FL	—	1,454	4,156	—	5,610	(274)	7/28/2014	1990
Olive Garden	Winnipeg	MB	—	1,640	1,444	—	3,084	(107)	7/28/2014	1989
Olive Garden	Salisbury	MD	—	1,171	3,144	—	4,315	(214)	7/28/2014	1995
Olive Garden	Cary	NC	—	1,545	6,603	—	8,148	(425)	7/28/2014	1992
Olive Garden	Oklahoma City	OK	—	819	4,053	—	4,872	(269)	7/28/2014	1991
Olive Garden	Langhorne	PA	—	970	3,717	—	4,687	(246)	7/28/2014	1996
Olive Garden	Pittsburgh	PA	—	1,560	1,422	—	2,982	(129)	7/28/2014	2003
Olive Garden	Houston	TX	—	973	2,902	—	3,875	(198)	7/28/2014	1994
Olive Garden	Chesapeake	VA	—	1,382	2,252	—	3,634	(159)	7/28/2014	1991
Olive Garden	Manassas	VA	—	1,965	2,585	—	4,550	(179)	7/28/2014	1993
Olive Garden	Silverdale	WA	—	1,752	2,015	—	3,767	(145)	7/28/2014	1993
Olive Garden	Morgantown	WV	—	1,765	2,199	—	3,964	(200)	7/28/2014	2006
Omnipoint Communication	Indianapolis	IN	49,837	5,770	64,073	679	70,522	(11,441)	5/9/2013	2000
On the Border	Rogers	AR	950	655	1,500	—	2,155	(273)	2/7/2014	2002
On the Border	Mesa	AZ	1,804	2,090	1,534	—	3,624	(281)	2/7/2014	1998
On the Border	Peoria	AZ	1,562	2,129	1,352	—	3,481	(226)	2/7/2014	1998
On the Border	Alpharetta	GA	—	1,771	1,842	—	3,613	(334)	2/7/2014	1997
On the Border	Buford	GA	—	1,786	1,506	—	3,292	(277)	2/7/2014	2001
On the Border	Naperville	IL	—	2,549	1,414	—	3,963	(303)	2/7/2014	1997
On the Border	West Springfield	MA	2,000	413	4,173	—	4,586	(718)	2/7/2014	1995
On the Border	Auburn Hills	MI	—	1,355	2,745	—	4,100	(462)	2/7/2014	1999
On the Border	Novi	MI	—	444	3,176	—	3,620	(520)	2/7/2014	1997
On the Border	Kansas City	MO	1,454	1,743	1,039	—	2,782	(232)	2/7/2014	1997
On the Border	Lees Summit	MO	1,200	1,647	1,008	—	2,655	(220)	2/7/2014	2002
On the Border	Concord Mills	NC	—	1,903	1,456	—	3,359	(295)	2/7/2014	2000
On the Border	Mount Laurel	NJ	713	1,446	1,938	—	3,384	(351)	2/7/2014	2004
On the Border	W. Windsor	NJ	2,432	1,489	1,703	—	3,192	(408)	2/7/2014	1998
On the Border	Columbus	OH	1,925	1,594	1,558	—	3,152	(328)	2/7/2014	1997
On the Border	Oklahoma City	OK	—	859	2,310	—	3,169	(425)	2/7/2014	1996
On the Border	Tulsa	OK	—	740	2,956	—	3,696	(530)	2/7/2014	1995
On the Border	Burleson	TX	—	891	2,844	—	3,735	(504)	2/7/2014	2000
On the Border	College Station	TX	—	2,218	1,471	—	3,689	(265)	2/7/2014	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
On the Border	Denton	TX	—	1,419	2,012	—	3,431	(363)	2/7/2014	2002
On the Border	Desoto	TX	—	751	3,207	—	3,958	(544)	2/7/2014	1998
On the Border	Ft. Worth	TX	—	1,222	2,991	—	4,213	(514)	2/7/2014	1999
On the Border	Garland	TX	—	1,065	1,692	—	2,757	(299)	2/7/2014	2007
On the Border	Lubbock	TX	—	375	3,679	—	4,054	(607)	2/7/2014	1994
On the Border	Rockwall	TX	—	693	3,244	—	3,937	(520)	2/7/2014	1999
On the Border	Woodbridge	VA	—	1,799	899	—	2,698	(327)	2/7/2014	1998
O'Reilly Auto Parts	Oneonta	AL	—	81	460	—	541	(113)	8/2/2012	2000
O'Reilly Auto Parts	Louisville	KY	—	573	794	—	1,367	(124)	2/7/2014	2011
O'Reilly Auto Parts	Breaux Bridge	LA	—	139	738	—	877	(117)	2/7/2014	2009
O'Reilly Auto Parts	Central	LA	—	104	915	—	1,019	(139)	2/7/2014	2010
O'Reilly Auto Parts	La Place	LA	—	342	819	—	1,161	(128)	2/7/2014	2008
O'Reilly Auto Parts	New Roads	LA	—	175	737	—	912	(117)	2/7/2014	2008
O'Reilly Auto Parts	Ravenna	OH	—	144	1,137	—	1,281	(170)	2/7/2014	2010
O'Reilly Auto Parts	Willard	OH	—	137	877	—	1,014	(128)	2/7/2014	2011
O'Reilly Auto Parts	Highlands	TX	485	281	813	—	1,094	(114)	2/7/2014	2010
O'Reilly Auto Parts	Houston	TX	560	340	895	—	1,235	(125)	2/7/2014	2010
O'Reilly Auto Parts	San Antonio	TX	703	439	1,030	—	1,469	(149)	2/7/2014	2010
O'Reilly Auto Parts	Christiansburg	VA	646	562	793	—	1,355	(115)	2/7/2014	2010
O'Reilly Auto Parts	Laramie	WY	—	144	1,297	—	1,441	(307)	10/12/2012	1999
Outback Steakhouse	Fort Smith	AR	—	841	1,996	—	2,837	(365)	2/7/2014	1999
Outback Steakhouse	Centennial	CO	—	1,378	1,397	—	2,775	(261)	2/7/2014	1996
Outback Steakhouse	Jacksonville	FL	—	770	2,261	—	3,031	(369)	2/7/2014	2001
Outback Steakhouse	Sebring	FL	—	981	1,695	—	2,676	(312)	2/7/2014	2001
Outback Steakhouse	Fort Wayne	IN	—	733	984	—	1,717	(301)	2/7/2014	2000
Outback Steakhouse	Lexington	KY	—	1,077	2,139	—	3,216	(379)	2/7/2014	2002
Outback Steakhouse	Baton Rouge	LA	—	742	1,272	—	2,014	(223)	2/7/2014	2001
Outback Steakhouse	Southgate	MI	—	787	2,742	—	3,529	(460)	2/7/2014	1994
Outback Steakhouse	Lees Summit	MO	—	901	620	—	1,521	(125)	2/7/2014	1999
Outback Steakhouse	Garner	NC	—	1,088	1,817	—	2,905	(326)	2/7/2014	2004
Outback Steakhouse	Las Cruces	NM	—	536	1,549	—	2,085	(265)	2/7/2014	2000
Outback Steakhouse	Boardman Township	OH	—	575	2,742	—	3,317	(470)	2/7/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Outback Steakhouse	Independence	OH	—	901	2,268	—	3,169	(322)	2/7/2014	2006
Outback Steakhouse	Pittsburgh	PA	—	1,370	932	—	2,302	(244)	2/7/2014	1995
Outback Steakhouse	Conroe	TX	—	959	2,063	—	3,022	(326)	2/7/2014	2001
Outback Steakhouse	Houston	TX	—	964	2,321	—	3,285	(369)	2/7/2014	1998
Outback Steakhouse	Mcallen	TX	—	835	443	—	1,278	(80)	2/7/2014	1999
Outback Steakhouse	Colonial Heights	VA	—	1,297	746	—	2,043	(326)	2/7/2014	2000
Outback Steakhouse	Newport News	VA	—	600	1,356	—	1,956	(395)	2/7/2014	1993
Outback Steakhouse	Winchester	VA	—	704	1,310	—	2,014	(419)	2/7/2014	2006
Owens & Minor	Cleveland	OH	—	755	6,077	(4)	6,828	(692)	9/30/2014	2014
Owens Corning	Newark	OH	—	725	13,013	—	13,738	(1,701)	2/7/2014	2007
Owens Corning	Wichita Falls	TX	—	231	847	—	1,078	(113)	6/12/2014	1972
Pantry Gas & Convenience	Montgomery	AL	—	526	1,228	—	1,754	(279)	12/31/2012	1998
Pantry Gas & Convenience	Charlotte	NC	—	1,332	1,332	—	2,664	(302)	12/31/2012	2004
Pantry Gas & Convenience	Charlotte	NC	—	1,667	417	—	2,084	(95)	12/31/2012	1982
Pantry Gas & Convenience	Charlotte	NC	—	1,191	1,787	—	2,978	(406)	12/31/2012	1987
Pantry Gas & Convenience	Charlotte	NC	—	1,070	1,308	—	2,378	(297)	12/31/2012	1997
Pantry Gas & Convenience	Conover	NC	—	1,144	936	—	2,080	(212)	12/31/2012	1998
Pantry Gas & Convenience	Cornelius	NC	—	1,847	2,258	—	4,105	(512)	12/31/2012	1999
Pantry Gas & Convenience	Lincolnton	NC	—	1,766	2,159	—	3,925	(490)	12/31/2012	2000
Pantry Gas & Convenience	Matthews	NC	—	980	1,819	—	2,799	(413)	12/31/2012	1987
Pantry Gas & Convenience	Thomasville	NC	—	1,175	1,436	—	2,611	(326)	12/31/2012	2000
Pantry Gas & Convenience	Fort Mill	SC	—	1,311	1,967	—	3,278	(446)	12/31/2012	1988
Pearson Education	Lawrence	KS	—	2,548	18,057	(3,436)	17,169	(520)	11/5/2013	1997
Penske	Bedford	OH	—	183	—	—	183	—	6/27/2013	1995
Petco	Lake Charles	LA	2,145	690	4,072	—	4,762	(568)	2/7/2014	2008
Petco	Dardenne Prairie	MO	—	806	3,024	—	3,830	(412)	2/7/2014	2009
Petsmart	Phoenix	AZ	51,250	7,308	97,510	36	104,854	(11,572)	2/7/2014	1997
Petsmart	Merced	CA	—	1,729	4,194	—	5,923	(583)	2/7/2014	1993
Petsmart	Redding	CA	—	1,312	4,133	—	5,445	(627)	2/7/2014	1989
Petsmart	Westlake Village	CA	—	3,406	5,017	—	8,423	(671)	2/7/2014	1998
Petsmart	Boca Raton	FL	—	3,514	4,912	—	8,426	(707)	2/7/2014	2001
Petsmart	Lake Mary	FL	—	2,430	2,556	—	4,986	(373)	2/7/2014	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Petsmart	Plantation	FL	—	965	5,302	—	6,267	(726)	2/7/2014	2001
Petsmart	Tallahassee	FL	—	1,468	1,387	—	2,855	(209)	2/7/2014	1998
Petsmart	Evanston	IL	—	1,120	6,007	—	7,127	(801)	2/7/2014	2001
Petsmart	Braintree	MA	—	2,805	8,398	—	11,203	(1,091)	2/7/2014	1996
Petsmart	Oxon Hill	MD	—	1,722	4,389	—	6,111	(605)	2/7/2014	1998
Petsmart	Flint	MI	—	606	3,839	—	4,445	(527)	2/7/2014	1996
Petsmart	Parma	OH	—	1,288	3,527	—	4,815	(482)	2/7/2014	1996
Petsmart	Dallas	TX	—	470	6,089	—	6,559	(781)	2/7/2014	1998
Petsmart	Southlake	TX	—	1,063	7,093	—	8,156	(929)	2/7/2014	1998
Physicians Immediate Care	Aurora	IL	—	1,043	1,346	—	2,389	(222)	2/7/2014	2003
Physicians Immediate Care	Glendale Heights	IL	—	487	2,256	—	2,743	(352)	2/7/2014	1997
Physicians Immediate Care	New Lenox	IL	—	535	1,884	—	2,419	(300)	2/7/2014	2011
Physicians Immediate Care	Plainfield	IL	—	590	1,747	—	2,337	(276)	2/7/2014	2011
Physicians Immediate Care	Mishawaka	IN	—	252	1,351	—	1,603	(233)	2/7/2014	2013
Pier 1 Imports	Victoria	TX	—	457	1,767	—	2,224	(278)	2/7/2014	2011
Pilot Flying J	Carnesville	GA	—	1,867	7,466	—	9,333	(2,134)	1/31/2013	2000
Pizza Hut/WingStreet	Page	AZ	—	66	263	—	329	(48)	7/31/2013	1977
Pizza Hut/WingStreet	Cooper City	FL	—	320	466	—	786	(92)	6/27/2013	1995
Pizza Hut/WingStreet	Marathon	FL	—	530	187	—	717	(37)	6/27/2013	1995
Pizza Hut/WingStreet	Ashburn	GA	—	102	233	(39)	296	(18)	6/27/2013	1988
Pizza Hut/WingStreet	Eatonton	GA	—	353	353	—	706	(64)	7/31/2013	1988
Pizza Hut/WingStreet	Greensboro	GA	—	569	465	—	1,034	(85)	7/31/2013	1989
Pizza Hut/WingStreet	Jackson	GA	—	673	735	—	1,408	(144)	6/27/2013	1987
Pizza Hut/WingStreet	Louisville	KY	—	539	499	—	1,038	(98)	6/27/2013	1975
Pizza Hut/WingStreet	Lafayette	LA	—	68	271	(146)	193	(7)	6/27/2013	1990
Pizza Hut/WingStreet	Salisbury	MD	—	245	734	—	979	(134)	7/31/2013	1983
Pizza Hut/WingStreet	Dearborn	MI	—	284	528	—	812	(96)	7/31/2013	1977
Pizza Hut/WingStreet	Bozeman	MT	—	150	343	—	493	(68)	6/27/2013	1995
Pizza Hut/WingStreet	Glasgow	MT	—	120	217	—	337	(43)	6/27/2013	1995
Pizza Hut/WingStreet	Livingston	MT	—	130	245	—	375	(49)	6/27/2013	1995
Pizza Hut/WingStreet	East Syracuse	NY	—	137	185	—	322	(36)	6/27/2013	1978
Pizza Hut/WingStreet	Nedrow	NY	—	55	80	—	135	(16)	6/27/2013	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Bowling Green	OH	—	141	262	—	403	(48)	7/31/2013	1979
Pizza Hut/WingStreet	Cleveland	OH	—	87	175	—	262	(34)	6/27/2013	1995
Pizza Hut/WingStreet	Defiance	OH	—	114	197	—	311	(39)	6/27/2013	1977
Pizza Hut/WingStreet	Delaware	OH	—	270	721	—	991	(141)	6/27/2013	1975
Pizza Hut/WingStreet	Middleburg Hts	OH	—	128	156	—	284	(29)	7/31/2013	1985
Pizza Hut/WingStreet	North Olmsted	OH	—	122	153	—	275	(30)	6/27/2013	1977
Pizza Hut/WingStreet	Norwalk	OH	—	77	115	—	192	(21)	7/31/2013	1977
Pizza Hut/WingStreet	Sandusky	OH	—	140	171	—	311	(31)	7/31/2013	1982
Pizza Hut/WingStreet	Strongsville	OH	—	74	108	—	182	(21)	6/27/2013	1977
Pizza Hut/WingStreet	Toledo	OH	—	58	173	—	231	(34)	6/27/2013	1978
Pizza Hut/WingStreet	Shamokin	PA	—	54	217	—	271	(40)	7/31/2013	1995
Pizza Hut/WingStreet	Batesburg	SC	—	261	484	—	745	(88)	7/31/2013	1987
Pizza Hut/WingStreet	Bishopville	SC	—	365	365	—	730	(67)	7/31/2013	1987
Pizza Hut/WingStreet	Cheraw	SC	—	415	507	—	922	(92)	7/31/2013	1984
Pizza Hut/WingStreet	Columbia	SC	—	881	588	—	1,469	(107)	7/31/2013	1977
Pizza Hut/WingStreet	Edgefield	SC	—	221	410	—	631	(75)	7/31/2013	1986
Pizza Hut/WingStreet	Laurens	SC	—	454	371	—	825	(68)	7/31/2013	1989
Pizza Hut/WingStreet	Pageland	SC	—	344	420	—	764	(77)	7/31/2013	1999
Pizza Hut/WingStreet	Saluda	SC	—	346	346	—	692	(63)	7/31/2013	1995
Pizza Hut/WingStreet	Santee	SC	—	371	248	—	619	(45)	7/31/2013	1972
Pizza Hut/WingStreet	St. George	SC	—	367	245	—	612	(45)	7/31/2013	1980
Pizza Hut/WingStreet	West Columbia	SC	—	507	415	—	922	(76)	7/31/2013	1980
Pizza Hut/WingStreet	Box Elder	SD	—	68	217	—	285	(43)	6/27/2013	1985
Pizza Hut/WingStreet	Knoxville	TN	—	300	546	—	846	(108)	6/27/2013	1995
Pizza Hut/WingStreet	Amarillo	TX	—	339	1,016	—	1,355	(185)	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	254	1,015	—	1,269	(185)	7/31/2013	1980
Pizza Hut/WingStreet	Crystal City	TX	—	148	453	—	601	(89)	6/27/2013	1981
Pizza Hut/WingStreet	Fort Stockton	TX	—	252	1,007	—	1,259	(184)	7/31/2013	2008
Pizza Hut/WingStreet	Midland	TX	—	414	506	—	920	(92)	7/31/2013	1975
Pizza Hut/WingStreet	Midland	TX	—	506	619	—	1,125	(113)	7/31/2013	1978
Pizza Hut/WingStreet	Monahans	TX	—	361	671	—	1,032	(122)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	456	847	—	1,303	(154)	7/31/2013	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Odessa	TX	—	588	882	—	1,470	(161)	7/31/2013	1972
Pizza Hut/WingStreet	Odessa	TX	—	572	572	—	1,144	(104)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	627	766	—	1,393	(140)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	457	685	—	1,142	(125)	7/31/2013	1976
Pizza Hut/WingStreet	Pecos	TX	—	387	719	—	1,106	(131)	7/31/2013	1974
Pizza Hut/WingStreet	San Angelo	TX	—	214	641	(183)	672	(18)	7/31/2013	1977
Pizza Hut/WingStreet	San Angelo	TX	—	268	624	(266)	626	(15)	7/31/2013	1980
Pizza Hut/WingStreet	Stamford	TX	—	38	115	—	153	(21)	7/31/2013	1995
Pizza Hut/WingStreet	Cedar City	UT	—	52	361	—	413	(71)	6/27/2013	1978
Pizza Hut/WingStreet	Kanab	UT	—	52	210	—	262	(38)	7/31/2013	1989
Pizza Hut/WingStreet	Ashland	VA	—	589	1,093	—	1,682	(199)	7/31/2013	1989
Pizza Hut/WingStreet	Bedford	VA	—	548	670	—	1,218	(122)	7/31/2013	1977
Pizza Hut/WingStreet	Chester	VA	—	473	1,104	—	1,577	(201)	7/31/2013	1983
Pizza Hut/WingStreet	Christiansburg	VA	—	494	918	—	1,412	(167)	7/31/2013	1982
Pizza Hut/WingStreet	Clifton Forge	VA	—	287	861	—	1,148	(157)	7/31/2013	1978
Pizza Hut/WingStreet	Colonial Heights	VA	—	311	311	—	622	(57)	7/31/2013	1991
Pizza Hut/WingStreet	Hampton	VA	—	641	345	—	986	(63)	7/31/2013	1977
Pizza Hut/WingStreet	Hopewell	VA	—	707	864	—	1,571	(158)	7/31/2013	1985
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(108)	7/31/2013	1969
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(108)	7/31/2013	1970
Pizza Hut/WingStreet	Petersburg	VA	—	378	701	—	1,079	(128)	7/31/2013	1979
Pizza Hut/WingStreet	Richmond	VA	—	666	814	—	1,480	(149)	7/31/2013	1978
Pizza Hut/WingStreet	Richmond	VA	—	311	311	—	622	(57)	7/31/2013	1991
Pizza Hut/WingStreet	Abbotsford	WI	—	159	195	—	354	(36)	7/31/2013	1980
Pizza Hut/WingStreet	Antigo	WI	—	45	252	100	397	(52)	7/31/2013	1997
Pizza Hut/WingStreet	Clintonville	WI	—	208	69	—	277	(13)	7/31/2013	1978
Pizza Hut/WingStreet	Eagle River	WI	—	28	159	—	187	(29)	7/31/2013	1991
Pizza Hut/WingStreet	Hayward	WI	—	51	205	—	256	(37)	7/31/2013	1993
Pizza Hut/WingStreet	Merrill	WI	—	83	531	(100)	514	(70)	7/31/2013	1980
Pizza Hut/WingStreet	Neillsville	WI	—	35	106	—	141	(19)	7/31/2013	1995
Pizza Hut/WingStreet	Plover	WI	—	85	199	100	384	(41)	7/31/2013	1995
Pizza Hut/WingStreet	Schofield	WI	—	106	196	—	302	(36)	7/31/2013	1987

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Stevens Point	WI	—	130	390	100	620	(80)	7/31/2013	1995
Pizza Hut/WingStreet	Tomahawk	WI	—	35	81	—	116	(15)	7/31/2013	1986
Pizza Hut/WingStreet	Waupaca	WI	—	61	91	35	187	(20)	7/31/2013	1991
Pizza Hut/WingStreet	Beckley	WV	—	160	131	—	291	(24)	7/31/2013	1977
Pizza Hut/WingStreet	Huntington	WV	—	190	4	—	194	(1)	7/31/2013	1995
PLS Check Cashers	Mesa	AZ	—	187	759	—	946	(154)	2/7/2014	2006
PLS Check Cashers	Phoenix	AZ	—	288	677	—	965	(130)	2/7/2014	2006
PLS Check Cashers	Tucson	AZ	—	264	800	—	1,064	(168)	2/7/2014	2005
PLS Check Cashers	Compton	CA	—	475	107	—	582	(52)	2/7/2014	2005
PLS Check Cashers	Calumet Park	IL	—	306	1,003	—	1,309	(200)	2/7/2014	2005
PLS Check Cashers	Chicago	IL	—	451	127	—	578	(63)	2/7/2014	2001
PLS Check Cashers	Dallas	TX	—	197	1,356	—	1,553	(216)	2/7/2014	1983
PLS Check Cashers	Dallas	TX	—	169	1,180	—	1,349	(190)	2/7/2014	2003
PLS Check Cashers	Fort Worth	TX	—	187	1,473	—	1,660	(227)	2/7/2014	2003
PLS Check Cashers	Grand Prairie	TX	—	385	1,056	—	1,441	(168)	2/7/2014	1971
PLS Check Cashers	Houston	TX	—	158	1,293	—	1,451	(189)	2/7/2014	2005
PLS Check Cashers	Mesquite	TX	—	261	1,388	—	1,649	(238)	2/7/2014	2006
PLS Check Cashers	Kenosha	WI	—	190	693	—	883	(122)	2/7/2014	2005
PNC Bank	Woodbury	NJ	—	465	2,633	—	3,098	(444)	1/8/2014	1971
PNC Bank	Cincinnati	OH	—	195	538	—	733	(92)	1/8/2014	1979
Pollo Tropical	Davie	FL	—	280	1,490	—	1,770	(285)	6/27/2013	1995
Pollo Tropical	Fort Lauderdale	FL	—	190	1,242	—	1,432	(238)	6/27/2013	1995
Pollo Tropical	Lake Worth	FL	—	280	1,182	—	1,462	(227)	6/27/2013	1995
Ponderosa	Scottsburg	IN	—	430	141	—	571	(29)	6/27/2013	1985
Popeyes	Brandon	FL	—	776	961	—	1,737	(189)	6/27/2013	1978
Popeyes	Carol City	FL	—	423	1,090	—	1,513	(179)	1/8/2014	1979
Popeyes	Jacksonville	FL	—	781	955	—	1,736	(174)	7/31/2013	1955
Popeyes	Lakeland	FL	—	830	830	—	1,660	(151)	7/31/2013	1999
Popeyes	Miami	FL	—	220	330	—	550	(60)	7/31/2013	1962
Popeyes	Orlando	FL	—	782	955	—	1,737	(174)	7/31/2013	2004
Popeyes	Pensacola	FL	—	301	673	—	974	(111)	1/8/2014	2001
Popeyes	Starke	FL	—	380	—	—	380	—	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Popeyes	Tampa	FL	—	216	508	—	724	(84)	1/8/2014	1981
Popeyes	Tampa	FL	—	673	1,065	—	1,738	(209)	6/27/2013	1976
Popeyes	Winter Haven	FL	—	484	1,001	—	1,485	(196)	6/27/2013	1976
Popeyes	Thomasville	GA	—	110	705	—	815	(135)	6/27/2013	1995
Popeyes	Valdosta	GA	—	240	599	—	839	(115)	6/27/2013	1995
Popeyes	Baton Rouge	LA	—	323	394	—	717	(72)	7/31/2013	1999
Popeyes	Bayou Vista	LA	—	375	709	—	1,084	(139)	6/27/2013	1985
Popeyes	Eunice	LA	—	382	891	—	1,273	(163)	7/31/2013	1986
Popeyes	Franklin	LA	—	283	538	—	821	(106)	6/27/2013	1985
Popeyes	Lafayette	LA	—	434	899	—	1,333	(176)	6/27/2013	1993
Popeyes	Lafayette	LA	—	473	901	—	1,374	(177)	6/27/2013	1996
Popeyes	Marksville	LA	—	487	1,129	—	1,616	(222)	6/27/2013	1987
Popeyes	Ferguson	MO	—	128	383	—	511	(70)	7/31/2013	1984
Popeyes	St. Louis	MO	—	248	460	—	708	(90)	6/27/2013	1959
Popeyes	St. Louis	MO	—	288	431	—	719	(79)	7/31/2013	1978
Popeyes	Greenville	MS	—	513	977	—	1,490	(192)	6/27/2013	1984
Popeyes	Grenada	MS	—	77	458	—	535	(76)	1/8/2014	2007
Popeyes	Omaha	NE	—	343	515	—	858	(94)	7/31/2013	1996
Popeyes	Omaha	NE	—	264	615	—	879	(112)	7/31/2013	1985
Popeyes	Eatontown	NJ	—	651	796	—	1,447	(145)	7/31/2013	1987
Popeyes	Austin	TX	—	1,216	533	—	1,749	(105)	6/27/2013	1996
Popeyes	Channelview	TX	—	220	401	—	621	(77)	6/27/2013	1995
Popeyes	Houston	TX	—	190	452	—	642	(87)	6/27/2013	1995
Popeyes	Houston	TX	—	295	241	—	536	(44)	7/31/2013	1976
Popeyes	Houston	TX	—	111	166	—	277	(30)	7/31/2013	1976
Popeyes	Houston	TX	—	278	227	—	505	(41)	7/31/2013	1978
Popeyes	Nederland	TX	—	445	668	—	1,113	(122)	7/31/2013	1988
Popeyes	Orange	TX	—	456	847	—	1,303	(155)	7/31/2013	1984
Popeyes	Port Arthur	TX	—	408	589	—	997	(116)	6/27/2013	1984
Popeyes	Newport News	VA	—	381	217	—	598	(43)	6/27/2013	2002
Popeyes	Portsmouth	VA	—	369	230	—	599	(45)	6/27/2013	2002
Price Rite	Rochester	NY	3,080	569	3,594	—	4,163	(997)	9/27/2012	1965

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Publix	Birmingham	AL	—	934	6,377	165	7,476	(987)	2/7/2014	2004
Pulte Mortgage	Englewood	CO	—	2,563	22,026	1	24,590	(3,460)	11/5/2013	2009
PWP Induestries, Inc.	Kinston	NC	8,930	569	8,307	—	8,876	(1,635)	3/28/2014	1995
Qdoba Mexican Grill	Flint	MI	—	110	990	—	1,100	(264)	3/29/2013	2006
Qdoba Mexican Grill	Grand Blanc	MI	—	165	935	—	1,100	(250)	3/29/2013	2006
Quincy's Family Steakhouse	Monroe	NC	—	560	458	(245)	773	(33)	7/31/2013	1978
RaceTrac	Bessemer	AL	—	761	2,624	—	3,385	(413)	2/7/2014	2003
RaceTrac	Mobile	AL	—	580	1,317	—	1,897	(207)	2/7/2014	1998
RaceTrac	Bellview	FL	—	684	3,831	—	4,515	(626)	2/7/2014	2007
RaceTrac	Jacksonville	FL	—	1,065	2,863	—	3,928	(505)	2/7/2014	2011
RaceTrac	Leesburg	FL	—	1,188	2,711	—	3,899	(484)	2/7/2014	2007
RaceTrac	Atlanta	GA	—	1,025	1,511	—	2,536	(252)	2/7/2014	2004
RaceTrac	Denton	TX	—	1,030	2,645	—	3,675	(396)	2/7/2014	2003
RaceTrac	Houston	TX	—	1,209	1,204	—	2,413	(185)	2/7/2014	1995
RaceTrac	Houston	TX	—	1,203	1,509	—	2,712	(233)	2/7/2014	1997
Rally's	Indianapolis	IN	—	210	1,514	—	1,724	(290)	6/27/2013	1995
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Kokomo	IN	—	290	548	—	838	(105)	6/27/2013	1995
Rally's	Muncie	IN	—	310	1,196	—	1,506	(229)	6/27/2013	1995
Rally's	Harvey	LA	—	420	870	—	1,290	(167)	6/27/2013	1995
Rally's	New Orleans	LA	—	450	1,691	—	2,141	(324)	6/27/2013	1995
Rally's	New Orleans	LA	—	220	1,018	—	1,238	(195)	6/27/2013	1995
Rally's	Hamtramck	MI	—	230	1,020	—	1,250	(196)	6/27/2013	1995
Rancho Grande Grill	Andalusia	AL	—	94	251	—	345	(51)	6/27/2013	2004
RealTime Logic	Colorado Springs	CO	—	1,100	8,932	—	10,032	(3,145)	5/9/2014	2005
Reckitt Benckiser	Chester	NJ	5,500	886	7,972	—	8,858	(1,683)	8/16/2012	2006
Red Lobster	Edmonton	AB	—	2,360	555	—	2,915	(87)	7/28/2014	1990
Red Lobster	Edmonton	AB	—	2,585	450	—	3,035	(85)	7/28/2014	1990
Red Lobster	Birmingham	AL	—	—	741	—	741	(97)	7/28/2014	1972
Red Lobster	Decatur	AL	—	1,100	686	—	1,786	(105)	7/28/2014	1993
Red Lobster	Dothan	AL	—	726	1,244	—	1,970	(120)	7/28/2014	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Florence	AL	—	974	908	—	1,882	(119)	7/28/2014	1990
Red Lobster	Huntsville	AL	—	1,098	2,330	—	3,428	(177)	7/28/2014	1975
Red Lobster	Montgomery	AL	—	1,034	1,413	—	2,447	(133)	7/28/2014	1983
Red Lobster	Vestavia Hills	AL	—	1,257	1,417	—	2,674	(112)	7/28/2014	1972
Red Lobster	Fayetteville	AR	—	1,135	1,248	—	2,383	(104)	7/28/2014	1984
Red Lobster	Fort Smith	AR	—	1,643	1,228	—	2,871	(125)	7/28/2014	1980
Red Lobster	Hot Springs	AR	—	928	1,593	—	2,521	(167)	7/28/2014	1994
Red Lobster	Little Rock	AR	—	1,942	725	—	2,667	(84)	7/28/2014	1977
Red Lobster	North Little Rock	AR	—	999	1,906	—	2,905	(163)	7/28/2014	1981
Red Lobster	Pine Bluff	AR	—	226	1,194	—	1,420	(140)	7/28/2014	1995
Red Lobster	Rogers	AR	—	1,398	2,069	—	3,467	(194)	7/28/2014	2008
Red Lobster	Chandler	AZ	—	—	252	—	252	(91)	7/28/2014	2000
Red Lobster	Flagstaff	AZ	—	891	514	—	1,405	(100)	7/28/2014	1996
Red Lobster	Gilbert	AZ	—	—	460	—	460	(117)	7/28/2014	2007
Red Lobster	Phoenix	AZ	—	1,038	350	—	1,388	(61)	7/28/2014	1982
Red Lobster	Surprise	AZ	—	—	565	—	565	(131)	7/28/2014	2003
Red Lobster	Tucson	AZ	—	—	676	—	676	(131)	7/28/2014	2009
Red Lobster	Bakersfield	CA	—	—	731	—	731	(150)	7/28/2014	2003
Red Lobster	Chico	CA	—	717	1,146	—	1,863	(133)	7/28/2014	1994
Red Lobster	Chula Vista	CA	—	—	1,671	—	1,671	(199)	7/28/2014	1988
Red Lobster	Fremont	CA	—	1,638	564	—	2,202	(72)	7/28/2014	1984
Red Lobster	Inglewood	CA	—	—	2,211	—	2,211	(297)	7/28/2014	2007
Red Lobster	Oceanside	CA	—	—	1,529	—	1,529	(190)	7/28/2014	2010
Red Lobster	Ontario	CA	—	1,304	2,238	—	3,542	(190)	7/28/2014	2003
Red Lobster	Palm Desert	CA	—	1,132	1,321	—	2,453	(153)	7/28/2014	2012
Red Lobster	Riverside	CA	—	914	2,459	—	3,373	(187)	7/28/2014	1988
Red Lobster	San Bernardino	CA	—	838	1,870	—	2,708	(169)	7/28/2014	1988
Red Lobster	San Bruno	CA	—	—	1,611	—	1,611	(264)	7/28/2014	1992
Red Lobster	San Diego	CA	—	—	1,113	—	1,113	(275)	7/28/2014	1988
Red Lobster	Torrance	CA	—	1,850	1,579	—	3,429	(131)	7/28/2014	1988
Red Lobster	Valencia	CA	—	—	841	—	841	(215)	7/28/2014	1988
Red Lobster	Colorado Springs	CO	—	—	1,512	—	1,512	(190)	7/28/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Fort Collins	CO	—	828	1,360	—	2,188	(132)	7/28/2014	1983
Red Lobster	Bridgeport	CT	—	—	323	—	323	(95)	7/28/2014	1996
Red Lobster	Danbury	CT	—	—	159	—	159	(68)	7/28/2014	1996
Red Lobster	Newark	DE	—	—	1,515	—	1,515	(237)	7/28/2014	2006
Red Lobster	Talleyville	DE	—	1,201	1,877	—	3,078	(171)	7/28/2014	1991
Red Lobster	Altamonte Springs	FL	—	1,212	1,674	—	2,886	(150)	7/28/2014	1986
Red Lobster	Boynton Beach	FL	—	—	1,631	—	1,631	(227)	7/28/2014	2008
Red Lobster	Fort Pierce	FL	—	618	1,491	—	2,109	(156)	7/28/2014	1995
Red Lobster	Hollywood	FL	—	—	2,282	—	2,282	(329)	7/28/2014	2003
Red Lobster	Kissimmee	FL	—	—	1,364	—	1,364	(243)	7/28/2014	2002
Red Lobster	Leesburg	FL	—	721	1,262	—	1,983	(135)	7/28/2014	1990
Red Lobster	Miami	FL	—	—	1,062	—	1,062	(220)	7/28/2014	2003
Red Lobster	Orlando	FL	—	—	1,188	—	1,188	(235)	7/28/2014	1989
Red Lobster	Orlando	FL	—	1,728	1,899	—	3,627	(143)	7/28/2014	1974
Red Lobster	Panama City	FL	—	—	1,515	—	1,515	(211)	7/28/2014	1976
Red Lobster	Pembroke Pines	FL	—	479	3,126	—	3,605	(246)	7/28/2014	1987
Red Lobster	Plantation	FL	—	1,975	1,733	—	3,708	(163)	7/28/2014	1989
Red Lobster	Port Charlotte	FL	—	1,476	1,516	—	2,992	(148)	7/28/2014	1990
Red Lobster	Sebring	FL	—	1,003	1,487	—	2,490	(140)	7/28/2014	1992
Red Lobster	Winter Haven	FL	—	1,055	2,217	—	3,272	(156)	7/28/2014	1972
Red Lobster	Athens	GA	—	669	2,027	—	2,696	(147)	7/28/2014	1971
Red Lobster	Augusta	GA	—	877	1,301	—	2,178	(108)	7/28/2014	1971
Red Lobster	Austell	GA	—	—	1,092	—	1,092	(166)	7/28/2014	2001
Red Lobster	Buford	GA	—	1,315	2,638	—	3,953	(225)	7/28/2014	2000
Red Lobster	Canton	GA	—	596	1,647	—	2,243	(164)	7/30/2014	2000
Red Lobster	Cartersville	GA	—	594	1,386	—	1,980	(142)	7/28/2014	1996
Red Lobster	Columbus	GA	—	956	1,957	—	2,913	(182)	7/28/2014	2005
Red Lobster	Conyers	GA	—	549	3,144	—	3,693	(256)	7/28/2014	2000
Red Lobster	Dalton	GA	—	775	2,045	—	2,820	(173)	7/28/2014	1995
Red Lobster	Decatur	GA	—	1,102	1,873	—	2,975	(143)	7/28/2014	1973
Red Lobster	Douglasville	GA	—	1,356	1,161	—	2,517	(124)	7/28/2014	1991
Red Lobster	Jonesboro	GA	—	1,049	1,678	—	2,727	(128)	7/28/2014	1972

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Kennesaw	GA	—	1,382	1,802	—	3,184	(156)	7/28/2014	1987
Red Lobster	Newnan	GA	—	1,063	1,547	—	2,610	(155)	7/28/2014	1999
Red Lobster	Perry	GA	—	351	1,839	—	2,190	(174)	7/28/2014	1996
Red Lobster	Rome	GA	—	961	911	—	1,872	(96)	7/28/2014	1979
Red Lobster	Roswell	GA	—	2,358	354	—	2,712	(60)	7/28/2014	1981
Red Lobster	Savannah	GA	—	475	2,236	—	2,711	(165)	7/28/2014	1971
Red Lobster	Smyrna	GA	—	1,090	1,677	—	2,767	(143)	7/28/2014	1983
Red Lobster	Snellville	GA	—	887	2,223	—	3,110	(189)	7/28/2014	1992
Red Lobster	Tucker	GA	—	—	1,718	—	1,718	(240)	7/28/2014	1973
Red Lobster	Ames	IA	—	789	1,133	—	1,922	(134)	7/28/2014	1995
Red Lobster	Cedar Rapids	IA	—	—	495	—	495	(135)	7/28/2014	1981
Red Lobster	Davenport	IA	—	619	2,896	—	3,515	(214)	7/28/2014	1975
Red Lobster	West Des Moines	IA	—	1,033	2,358	—	3,391	(181)	7/28/2014	1975
Red Lobster	Boise	ID	—	—	714	—	714	(144)	7/28/2014	1988
Red Lobster	Pocatello	ID	—	—	773	—	773	(221)	7/28/2014	1994
Red Lobster	Alton	IL	—	1,251	1,854	—	3,105	(155)	7/28/2014	1983
Red Lobster	Aurora	IL	—	1,598	782	—	2,380	(82)	7/28/2014	1979
Red Lobster	Bloomingdale	IL	—	1,165	1,309	—	2,474	(117)	7/28/2014	1981
Red Lobster	Chicago	IL	—	1,064	2,422	—	3,486	(185)	7/28/2014	1980
Red Lobster	Danville	IL	—	253	1,580	—	1,833	(162)	7/28/2014	1991
Red Lobster	Downers Grove	IL	—	1,694	1,854	—	3,548	(167)	7/30/2014	1990
Red Lobster	Fairview Heights	IL	—	—	1,806	—	1,806	(447)	7/28/2014	1972
Red Lobster	Forsyth	IL	—	—	1,083	—	1,083	(179)	7/28/2014	1975
Red Lobster	Gurnee	IL	—	1,735	2,286	—	4,021	(176)	7/28/2014	1980
Red Lobster	Marion	IL	—	399	2,399	—	2,798	(208)	7/28/2014	1992
Red Lobster	Matteson	IL	—	962	2,212	—	3,174	(164)	7/28/2014	1976
Red Lobster	Norridge	IL	—	—	929	—	929	(248)	7/28/2014	1979
Red Lobster	Oak Lawn	IL	—	1,825	2,316	—	4,141	(171)	7/28/2014	1975
Red Lobster	Orland Park	IL	—	1,046	2,489	—	3,535	(192)	7/28/2014	1980
Red Lobster	Peru	IL	—	339	1,169	—	1,508	(130)	7/28/2014	1995
Red Lobster	Schaumburg	IL	—	—	665	—	665	(125)	7/28/2014	1976
Red Lobster	Springfield	IL	—	1,205	1,253	—	2,458	(120)	7/28/2014	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	West Dundee	IL	—	197	2,195	—	2,392	(172)	7/28/2014	1982
Red Lobster	Anderson	IN	—	813	1,272	—	2,085	(119)	7/28/2014	1982
Red Lobster	Avon	IN	—	—	864	—	864	(179)	7/28/2014	2001
Red Lobster	Columbus	IN	—	615	1,435	—	2,050	(143)	7/28/2014	1991
Red Lobster	Elkhart	IN	—	616	1,657	—	2,273	(211)	9/19/2014	1993
Red Lobster	Evansville	IN	—	587	3,357	—	3,944	(243)	7/28/2014	1972
Red Lobster	Fort Wayne	IN	—	567	2,985	—	3,552	(217)	7/28/2014	1973
Red Lobster	Kokomo	IN	—	394	1,835	—	2,229	(151)	7/28/2014	1980
Red Lobster	Merrillville	IN	—	568	3,197	—	3,765	(230)	7/28/2014	1979
Red Lobster	Michigan City	IN	—	330	2,233	—	2,563	(189)	7/28/2014	1992
Red Lobster	Mishawaka	IN	—	593	2,205	—	2,798	(169)	7/28/2014	1974
Red Lobster	Muncie	IN	—	627	1,427	—	2,054	(104)	7/28/2014	1975
Red Lobster	Richmond	IN	—	371	1,416	—	1,787	(150)	7/28/2014	1996
Red Lobster	Terre Haute	IN	—	1,066	2,640	—	3,706	(196)	7/28/2014	1972
Red Lobster	Topeka	KS	—	754	2,211	—	2,965	(167)	7/28/2014	1972
Red Lobster	Elizabethtown	KY	—	866	401	—	1,267	(98)	7/28/2014	2003
Red Lobster	Lexington	KY	—	—	1,094	—	1,094	(175)	7/28/2014	2011
Red Lobster	Louisville	KY	—	893	1,350	—	2,243	(140)	7/28/2014	1991
Red Lobster	Owensboro	KY	—	815	1,485	—	2,300	(138)	7/28/2014	1982
Red Lobster	St. Matthews	KY	—	1,640	1,841	—	3,481	(142)	7/28/2014	1972
Red Lobster	Baton Rouge	LA	—	—	1,535	—	1,535	(215)	7/28/2014	2011
Red Lobster	Monroe	LA	—	455	2,022	—	2,477	(180)	7/28/2014	1991
Red Lobster	Winnipeg	MB	—	1,664	489	—	2,153	(89)	7/28/2014	1989
Red Lobster	Annapolis	MD	—	—	644	—	644	(104)	7/28/2014	1985
Red Lobster	Frederick	MD	—	—	319	—	319	(102)	7/28/2014	1997
Red Lobster	Hagerstown	MD	—	1,044	1,755	—	2,799	(162)	7/28/2014	1992
Red Lobster	Lanham	MD	—	—	455	—	455	(111)	7/28/2014	1980
Red Lobster	Owings Mills	MD	—	—	229	—	229	(71)	7/28/2014	1989
Red Lobster	Salisbury	MD	—	1,070	1,868	—	2,938	(177)	7/28/2014	1992
Red Lobster	Suitland	MD	—	1,090	3,112	—	4,202	(220)	7/28/2014	1975
Red Lobster	Battle Creek	MI	—	202	1,827	—	2,029	(154)	7/28/2014	1979
Red Lobster	Bay City	MI	—	168	1,620	—	1,788	(162)	7/28/2014	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Dearborn Heights	MI	—	822	2,156	—	2,978	(168)	7/28/2014	1975
Red Lobster	Flint	MI	—	505	2,266	—	2,771	(179)	7/28/2014	1976
Red Lobster	Fort Gratiot	MI	—	250	1,611	—	1,861	(174)	7/28/2014	2002
Red Lobster	Grandville	MI	—	1,055	1,479	—	2,534	(165)	7/28/2014	2001
Red Lobster	Jackson	MI	—	235	2,174	—	2,409	(171)	7/28/2014	1976
Red Lobster	Kentwood	MI	—	819	1,606	—	2,425	(134)	7/28/2014	1975
Red Lobster	Lansing	MI	—	—	1,534	—	1,534	(215)	7/28/2014	1976
Red Lobster	Livonia	MI	—	635	1,824	—	2,459	(165)	7/28/2014	1987
Red Lobster	Mt. Pleasant	MI	—	508	1,346	—	1,854	(144)	7/28/2014	1993
Red Lobster	Muskegon	MI	—	386	2,028	—	2,414	(170)	7/28/2014	1982
Red Lobster	Novi	MI	—	2,061	1,847	—	3,908	(163)	7/28/2014	1983
Red Lobster	Portage	MI	—	396	2,496	—	2,892	(188)	7/28/2014	1975
Red Lobster	Saginaw	MI	—	335	1,961	—	2,296	(158)	7/28/2014	1975
Red Lobster	Southgate	MI	—	611	2,531	—	3,142	(214)	7/28/2014	1990
Red Lobster	Sterling Heights	MI	—	759	3,215	—	3,974	(248)	7/28/2014	1985
Red Lobster	Traverse City	MI	—	1,036	1,121	—	2,157	(135)	7/28/2014	1996
Red Lobster	Warren	MI	—	349	2,656	—	3,005	(198)	7/28/2014	1975
Red Lobster	Westland	MI	—	478	2,551	—	3,029	(192)	7/28/2014	1975
Red Lobster	Blaine	MN	—	1,325	1,896	—	3,221	(152)	7/28/2014	1980
Red Lobster	Burnsville	MN	—	1,222	2,381	—	3,603	(174)	7/30/2014	1980
Red Lobster	Mankato	MN	—	867	1,642	—	2,509	(164)	7/28/2014	1993
Red Lobster	Rochester	MN	—	—	1,674	—	1,674	(202)	7/28/2014	1987
Red Lobster	Roseville	MN	—	1,291	1,298	—	2,589	(102)	7/28/2014	1975
Red Lobster	St. Cloud	MN	—	760	2,770	—	3,530	(214)	7/28/2014	1990
Red Lobster	Branson	MO	—	1,496	1,074	—	2,570	(93)	7/30/2014	2000
Red Lobster	Bridgeton	MO	—	1,128	2,003	—	3,131	(158)	7/28/2014	1973
Red Lobster	Cape Girardeau	MO	—	1,412	1,103	—	2,515	(132)	7/28/2014	1994
Red Lobster	Chesterfield	MO	—	—	1,762	—	1,762	(269)	7/28/2014	1973
Red Lobster	Crestwood	MO	—	518	1,466	—	1,984	(122)	7/28/2014	1975
Red Lobster	Jefferson City	MO	—	593	1,092	—	1,685	(109)	7/28/2014	1995
Red Lobster	Springfield	MO	—	—	1,510	—	1,510	(324)	7/28/2014	1972
Red Lobster	St. Joseph	MO	—	1,023	1,002	—	2,025	(99)	7/28/2014	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	St. Peters	MO	—	—	1,543	—	1,543	(338)	7/28/2014	1976
Red Lobster	St.Louis	MO	—	1,387	2,662	—	4,049	(193)	7/28/2014	1972
Red Lobster	Jackson	MS	—	1,128	2,851	—	3,979	(216)	7/28/2014	1977
Red Lobster	Meridian	MS	—	—	872	—	872	(147)	7/28/2014	1996
Red Lobster	Southaven	MS	—	668	2,640	—	3,308	(189)	7/28/2014	1972
Red Lobster	Billings	MT	—	1,005	2,436	—	3,441	(214)	7/28/2014	1993
Red Lobster	Asheville	NC	—	544	2,865	—	3,409	(215)	7/28/2014	1980
Red Lobster	Burlington	NC	—	1,208	403	—	1,611	(107)	7/28/2014	2011
Red Lobster	Cary	NC	—	1,933	1,118	—	3,051	(130)	7/28/2014	1992
Red Lobster	Concord	NC	—	—	1,506	—	1,506	(255)	7/28/2014	2002
Red Lobster	Fayetteville	NC	—	675	2,908	—	3,583	(196)	7/28/2014	1978
Red Lobster	Greensboro	NC	—	1,372	1,785	—	3,157	(142)	7/28/2014	1972
Red Lobster	Greenville	NC	—	1,139	846	—	1,985	(115)	7/28/2014	1991
Red Lobster	Hickory	NC	—	630	1,660	—	2,290	(142)	7/28/2014	1989
Red Lobster	Matthews	NC	—	1,949	495	—	2,444	(115)	7/28/2014	2012
Red Lobster	Raleigh	NC	—	946	2,183	—	3,129	(159)	7/28/2014	1983
Red Lobster	Bismarck	ND	—	831	3,321	—	4,152	(241)	7/28/2014	1990
Red Lobster	Fargo	ND	—	888	2,933	—	3,821	(222)	7/28/2014	1981
Red Lobster	Grand Forks	ND	—	876	1,694	—	2,570	(166)	7/28/2014	1992
Red Lobster	Kearney	NE	—	678	1,109	—	1,787	(132)	7/28/2014	1996
Red Lobster	Lincoln	NE	—	—	254	—	254	(64)	7/28/2014	1977
Red Lobster	Cherry Hill	NJ	—	—	2,274	—	2,274	(370)	7/28/2014	1984
Red Lobster	Delran	NJ	—	887	1,671	—	2,558	(154)	7/28/2014	1988
Red Lobster	Deptford	NJ	—	—	1,608	—	1,608	(277)	7/28/2014	1991
Red Lobster	Vineland	NJ	—	—	1,779	—	1,779	(227)	7/28/2014	1995
Red Lobster	Clovis	NM	—	—	318	—	318	(89)	7/28/2014	1995
Red Lobster	Farmington	NM	—	855	2,287	—	3,142	(200)	7/28/2014	1992
Red Lobster	Roswell	NM	—	354	1,248	—	1,602	(141)	7/30/2014	1994
Red Lobster	Amherst	NY	—	1,344	1,271	—	2,615	(131)	7/28/2014	1980
Red Lobster	Brooklyn	NY	—	—	5,897	—	5,897	(846)	7/28/2014	2003
Red Lobster	Colonie	NY	—	1,014	3,500	—	4,514	(256)	7/28/2014	1976
Red Lobster	Henrietta	NY	—	956	2,934	—	3,890	(224)	7/28/2014	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Hicksville	NY	—	—	870	—	870	(152)	7/28/2014	1982
Red Lobster	Liverpool	NY	—	900	2,088	—	2,988	(168)	7/28/2014	1975
Red Lobster	Poughkeepsie	NY	—	1,987	669	—	2,656	(79)	7/28/2014	1981
Red Lobster	Rochester	NY	—	756	2,122	—	2,878	(190)	7/28/2014	1985
Red Lobster	Ronkonkoma	NY	—	—	1,109	—	1,109	(191)	7/28/2014	2005
Red Lobster	Valley Stream	NY	—	—	1,417	—	1,417	(252)	7/28/2014	1983
Red Lobster	Vestal	NY	—	1,027	2,255	—	3,282	(178)	7/28/2014	1976
Red Lobster	Watertown	NY	—	807	1,586	—	2,393	(164)	7/28/2014	1993
Red Lobster	Yonkers	NY	—	—	894	—	894	(159)	7/28/2014	2012
Red Lobster	Akron	OH	—	—	1,398	—	1,398	(231)	7/28/2014	1981
Red Lobster	Beavercreek	OH	—	551	2,334	—	2,885	(203)	7/28/2014	1994
Red Lobster	Canton	OH	—	398	2,596	—	2,994	(186)	7/28/2014	1974
Red Lobster	Cincinnati	OH	—	799	1,915	—	2,714	(138)	7/28/2014	1974
Red Lobster	Cincinnati	OH	—	1,484	1,687	—	3,171	(128)	7/28/2014	1977
Red Lobster	Cincinnati	OH	—	365	2,344	—	2,709	(173)	7/28/2014	1980
Red Lobster	Columbus	OH	—	—	1,100	—	1,100	(202)	7/28/2014	2002
Red Lobster	Columbus	OH	—	787	2,123	—	2,910	(158)	7/28/2014	1973
Red Lobster	Cuyahoga Falls	OH	—	306	2,511	—	2,817	(181)	7/28/2014	1974
Red Lobster	Dublin	OH	—	—	873	—	873	(141)	7/28/2014	1990
Red Lobster	Lancaster	OH	—	737	1,570	—	2,307	(145)	7/28/2014	1991
Red Lobster	Lima	OH	—	843	658	—	1,501	(100)	7/28/2014	1991
Red Lobster	Mansfield	OH	—	335	1,697	—	2,032	(136)	7/28/2014	1977
Red Lobster	Maumee	OH	—	505	2,067	—	2,572	(167)	7/28/2014	1974
Red Lobster	Mentor	OH	—	651	2,129	—	2,780	(165)	7/30/2014	1977
Red Lobster	Miamisburg	OH	—	612	2,615	—	3,227	(178)	7/28/2014	1974
Red Lobster	New Philadelphia	OH	—	232	1,349	—	1,581	(139)	7/28/2014	1991
Red Lobster	Niles	OH	—	—	1,799	—	1,799	(257)	7/28/2014	1982
Red Lobster	North Olmsted	OH	—	—	2,291	—	2,291	(286)	7/28/2014	1974
Red Lobster	Parma	OH	—	466	2,156	—	2,622	(162)	7/28/2014	1975
Red Lobster	Sandusky	OH	—	1,290	1,126	—	2,416	(116)	7/30/2014	1986
Red Lobster	St. Clairsville	OH	—	—	853	—	853	(213)	7/28/2014	1997
Red Lobster	Toledo	OH	—	732	2,112	—	2,844	(172)	7/28/2014	1974

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Wooster	OH	—	200	1,205	—	1,405	(134)	7/28/2014	1995
Red Lobster	Youngstown	OH	—	214	2,477	—	2,691	(191)	7/28/2014	1982
Red Lobster	Muskogee	OK	—	399	1,707	—	2,106	(166)	7/28/2014	1995
Red Lobster	Oklahoma City	OK	—	610	2,681	—	3,291	(196)	7/28/2014	1980
Red Lobster	Oklahoma City	OK	—	800	1,960	—	2,760	(167)	7/28/2014	1991
Red Lobster	Shawnee	OK	—	437	1,744	—	2,181	(155)	7/28/2014	1995
Red Lobster	Tulsa	OK	—	847	2,084	—	2,931	(162)	7/28/2014	1976
Red Lobster	Barrie	ON	—	1,815	317	—	2,132	(76)	7/28/2014	1986
Red Lobster	Brampton	ON	—	1,249	1,396	—	2,645	(128)	7/28/2014	1986
Red Lobster	Burlington	ON	—	1,884	1,652	—	3,536	(143)	7/28/2014	1985
Red Lobster	Kitchener	ON	—	1,397	554	—	1,951	(90)	7/28/2014	1986
Red Lobster	London	ON	—	1,502	649	—	2,151	(111)	7/28/2014	1986
Red Lobster	Niagara Falls	ON	—	1,094	1,402	—	2,496	(141)	7/28/2014	1986
Red Lobster	Oshawa	ON	—	955	775	—	1,730	(88)	7/28/2014	1986
Red Lobster	Ottawa	ON	—	1,686	938	—	2,624	(96)	7/28/2014	1986
Red Lobster	Scarborough	ON	—	2,910	1,260	—	4,170	(120)	7/28/2014	1985
Red Lobster	Sudbury	ON	—	1,149	645	—	1,794	(103)	7/28/2014	1989
Red Lobster	Windsor	ON	—	870	648	—	1,518	(94)	7/28/2014	1983
Red Lobster	Bartonsville	PA	—	—	2,389	—	2,389	(298)	7/28/2014	2010
Red Lobster	Chambersburg	PA	—	694	1,212	—	1,906	(136)	7/28/2014	1991
Red Lobster	Du Bois	PA	—	317	981	—	1,298	(119)	7/28/2014	1995
Red Lobster	Erie	PA	—	600	1,800	—	2,400	(143)	7/28/2014	1987
Red Lobster	Greensburg	PA	—	748	2,432	—	3,180	(189)	7/28/2014	1989
Red Lobster	Hanover	PA	—	446	1,870	—	2,316	(175)	7/28/2014	1995
Red Lobster	Johnstown	PA	—	789	1,799	—	2,588	(168)	7/28/2014	1993
Red Lobster	Lancaster	PA	—	—	2,968	—	2,968	(320)	7/28/2014	1977
Red Lobster	Langhorne	PA	—	979	2,735	—	3,714	(233)	7/28/2014	1996
Red Lobster	Mechanicsburg	PA	—	676	2,656	—	3,332	(199)	7/28/2014	1976
Red Lobster	Philadelphia	PA	—	—	1,902	—	1,902	(214)	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	—	1,379	—	1,379	(233)	7/28/2014	1976
Red Lobster	Pittsburgh	PA	—	1,352	1,190	—	2,542	(100)	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	1,641	1,096	—	2,737	(103)	7/28/2014	1987

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Pottstown	PA	—	—	1,115	—	1,115	(298)	7/28/2014	1995
Red Lobster	Scranton	PA	—	—	1,563	—	1,563	(288)	7/28/2014	2001
Red Lobster	Springfield	PA	—	1,571	2,344	—	3,915	(201)	7/28/2014	1983
Red Lobster	State College	PA	—	—	1,026	—	1,026	(242)	7/28/2014	1999
Red Lobster	Washington	PA	—	—	694	—	694	(110)	7/28/2014	1976
Red Lobster	Whitehall	PA	—	—	2,155	—	2,155	(376)	7/28/2014	1977
Red Lobster	Aiken	SC	—	780	1,247	—	2,027	(130)	7/28/2014	1991
Red Lobster	Columbia	SC	—	—	918	—	918	(150)	7/28/2014	1980
Red Lobster	Florence	SC	—	779	1,506	—	2,285	(148)	7/28/2014	1990
Red Lobster	Myrtle Beach	SC	—	—	462	—	462	(122)	7/28/2014	2006
Red Lobster	Spartanburg	SC	—	—	1,136	—	1,136	(146)	7/28/2014	1973
Red Lobster	Sumter	SC	—	988	1,117	—	2,105	(133)	7/28/2014	1995
Red Lobster	Regina	SK	—	1,698	548	—	2,246	(90)	7/28/2014	1989
Red Lobster	Saskatoon	SK	—	1,579	1,359	—	2,938	(141)	7/28/2014	1990
Red Lobster	Chattanooga	TN	—	1,548	2,575	—	4,123	(175)	7/28/2014	1972
Red Lobster	Clarksville	TN	—	543	2,223	—	2,766	(180)	7/28/2014	1990
Red Lobster	Cookeville	TN	—	532	1,205	—	1,737	(122)	7/28/2014	1995
Red Lobster	Jackson	TN	—	822	1,427	—	2,249	(152)	7/28/2014	1995
Red Lobster	Memphis	TN	—	1,602	2,290	—	3,892	(169)	7/28/2014	1972
Red Lobster	Mt. Juliet	TN	—	1,227	773	—	2,000	(116)	7/28/2014	2009
Red Lobster	Sevierville	TN	—	—	1,062	—	1,062	(204)	7/28/2014	2002
Red Lobster	Abilene	TX	—	209	1,976	—	2,185	(159)	7/30/2014	1980
Red Lobster	Amarillo	TX	—	590	2,342	—	2,932	(176)	7/28/2014	1976
Red Lobster	Brownsville	TX	—	427	1,638	—	2,065	(155)	7/28/2014	1990
Red Lobster	Burleson	TX	—	—	356	—	356	(105)	7/28/2014	2003
Red Lobster	College Station	TX	—	—	643	—	643	(111)	7/28/2014	1983
Red Lobster	Conroe	TX	—	—	557	—	557	(126)	7/28/2014	2011
Red Lobster	Denton	TX	—	832	2,044	—	2,876	(187)	7/28/2014	1991
Red Lobster	Duncanville	TX	—	361	2,658	—	3,019	(193)	7/28/2014	1974
Red Lobster	El Paso	TX	—	—	414	—	414	(115)	7/28/2014	1976
Red Lobster	El Paso	TX	—	—	883	—	883	(149)	7/28/2014	2008
Red Lobster	Fort Worth	TX	—	—	239	—	239	(66)	7/28/2014	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Houston	TX	—	—	399	—	399	(111)	7/28/2014	1974
Red Lobster	Houston	TX	—	960	1,833	—	2,793	(149)	7/28/2014	1981
Red Lobster	Humble	TX	—	—	1,087	—	1,087	(160)	7/28/2014	1980
Red Lobster	Killeen	TX	—	732	1,935	—	2,667	(172)	7/28/2014	1991
Red Lobster	Laredo	TX	—	—	819	—	819	(167)	7/28/2014	2003
Red Lobster	Lewisville	TX	—	1,087	1,626	—	2,713	(128)	7/28/2014	1973
Red Lobster	Longview	TX	—	324	2,625	—	2,949	(202)	7/28/2014	1981
Red Lobster	Lubbock	TX	—	1,103	1,494	—	2,597	(127)	7/28/2014	1976
Red Lobster	Lufkin	TX	—	15	1,732	—	1,747	(165)	7/28/2014	1996
Red Lobster	Mcallen	TX	—	1,175	2,280	—	3,455	(183)	7/28/2014	1981
Red Lobster	Mcallen	TX	—	960	1,647	—	2,607	(176)	7/28/2014	2010
Red Lobster	N. Richland Hills	TX	—	493	2,889	—	3,382	(215)	7/28/2014	1978
Red Lobster	Pasadena	TX	—	675	928	—	1,603	(88)	7/28/2014	1978
Red Lobster	San Antonio	TX	—	—	963	—	963	(121)	7/28/2014	1974
Red Lobster	San Antonio	TX	—	474	1,491	—	1,965	(137)	7/28/2014	1984
Red Lobster	Sherman	TX	—	675	1,923	—	2,598	(180)	7/28/2014	1990
Red Lobster	Sugar Land	TX	—	—	708	—	708	(112)	7/28/2014	1981
Red Lobster	Texarkana	TX	—	73	2,148	—	2,221	(183)	7/28/2014	1986
Red Lobster	Tyler	TX	—	884	1,755	—	2,639	(149)	7/28/2014	1982
Red Lobster	Victoria	TX	—	478	1,905	—	2,383	(159)	7/28/2014	1984
Red Lobster	Layton	UT	—	1,577	1,333	—	2,910	(148)	7/28/2014	1993
Red Lobster	Saint George	UT	—	797	1,387	—	2,184	(149)	7/28/2014	1996
Red Lobster	Bristol	VA	—	816	1,175	—	1,991	(128)	7/28/2014	2005
Red Lobster	Charlottesville	VA	—	—	1,021	—	1,021	(144)	7/28/2014	1986
Red Lobster	Chesapeake	VA	—	1,262	1,374	—	2,636	(125)	7/28/2014	1992
Red Lobster	Colonial Heights	VA	—	1,095	1,409	—	2,504	(150)	7/28/2014	1993
Red Lobster	Fredericksburg	VA	—	1,088	1,971	—	3,059	(176)	7/28/2014	1991
Red Lobster	Harrisonburg	VA	—	465	1,369	—	1,834	(150)	7/28/2014	1993
Red Lobster	Manassas	VA	—	1,800	941	—	2,741	(111)	7/28/2014	1993
Red Lobster	Midlothian	VA	—	—	655	—	655	(150)	7/28/2014	2003
Red Lobster	Sterling	VA	—	—	646	—	646	(146)	7/28/2014	2001
Red Lobster	Winchester	VA	—	—	357	—	357	(103)	7/28/2014	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Woodbridge	VA	—	1,052	2,096	—	3,148	(175)	7/28/2014	1989
Red Lobster	Olympia	WA	—	—	596	—	596	(169)	7/28/2014	1995
Red Lobster	Silverdale	WA	—	1,661	501	—	2,162	(90)	7/28/2014	1993
Red Lobster	Spokane	WA	—	—	1,427	—	1,427	(205)	7/28/2014	2009
Red Lobster	Ashwaubenon	WI	—	1,270	1,116	—	2,386	(107)	7/28/2014	1975
Red Lobster	Eau Claire	WI	—	527	1,534	—	2,061	(146)	7/28/2014	1982
Red Lobster	Greenfield	WI	—	1,823	1,673	—	3,496	(135)	7/28/2014	1975
Red Lobster	Mt. Pleasant	WI	—	856	1,773	—	2,629	(192)	7/28/2014	2012
Red Lobster	Wauwatosa	WI	—	1,524	997	—	2,521	(98)	7/28/2014	1975
Red Lobster	Charleston	WV	—	—	1,100	—	1,100	(205)	7/28/2014	2003
Red Lobster	Huntington	WV	—	344	2,552	—	2,896	(211)	7/28/2014	1985
Red Lobster	Morgantown	WV	—	1,252	1,477	—	2,729	(160)	7/28/2014	2009
Red Lobster	Parkersburg	WV	—	654	1,447	—	2,101	(157)	7/28/2014	1994
Red Lobster	Casper	WY	—	1,014	1,337	—	2,351	(166)	7/28/2014	2011
Red Lobster	Cheyenne	WY	—	1,514	640	—	2,154	(56)	7/28/2014	1992
Red Oak Village	San Marcos	TX	12,480	5,287	20,357	171	25,815	(3,006)	2/7/2014	2006
Reef Services, LLC	Gainesville	TX	—	86	285	—	371	(33)	6/25/2014	2009
Rite Aid	Talladega	AL	—	377	1,311	—	1,688	(236)	1/8/2014	1997
Rite Aid	Bear	DE	—	851	2,702	—	3,553	(494)	1/8/2014	1999
Rite Aid	Tucker	GA	—	793	1,419	—	2,212	(255)	1/8/2014	1996
Rite Aid	Jeffersonville	IN	—	824	2,472	—	3,296	(612)	11/30/2012	2008
Rite Aid	Lawrenceburg	KY	—	567	2,267	—	2,834	(561)	11/30/2012	2008
Rite Aid	Lexington	KY	—	—	1,943	—	1,943	(481)	11/30/2012	2007
Rite Aid	Paris	KY	—	743	2,228	—	2,971	(552)	11/30/2012	2008
Rite Aid	Scottsville	KY	—	153	2,904	—	3,057	(719)	11/30/2012	2007
Rite Aid	Stanford	KY	—	152	2,886	—	3,038	(714)	11/30/2012	2009
Rite Aid	Adams	MA	—	300	1,200	—	1,500	(249)	7/30/2013	1958
Rite Aid	Bangor	ME	—	724	2,896	—	3,620	(464)	5/19/2014	1998
Rite Aid	Buxton	ME	—	—	—	2,131	2,131	(270)	5/19/2014	1997
Rite Aid	Dover-Foxcroft	ME	—	256	2,659	—	2,915	(488)	1/8/2014	1999
Rite Aid	Fort Fairfield	ME	—	117	1,821	—	1,938	(336)	1/8/2014	1998
Rite Aid	Fort Kent	ME	—	387	2,064	—	2,451	(371)	1/8/2014	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Rite Aid	Van Buren	ME	—	115	1,720	—	1,835	(318)	1/8/2014	1998
Rite Aid	Bay City	MI	—	463	1,629	—	2,092	(226)	6/24/2014	1996
Rite Aid	Burton	MI	—	128	2,541	(50)	2,619	(523)	7/26/2013	1999
Rite Aid	West Branch	MI	—	418	1,280	70	1,768	(192)	6/23/2014	1996
Rite Aid	Burlington	NC	—	973	2,726	—	3,699	(500)	1/8/2014	2000
Rite Aid	Wilson	NC	—	573	1,337	—	1,910	(277)	7/30/2013	2002
Rite Aid	Bristol	NH	—	395	1,461	52	1,908	(275)	1/8/2014	1997
Rite Aid	Winchester	NH	—	343	1,868	—	2,211	(344)	1/8/2014	1998
Rite Aid	Cheektowaga	NY	—	436	3,466	—	3,902	(569)	2/7/2014	2000
Rite Aid	Genoa	OH	—	405	1,845	—	2,250	(331)	1/8/2014	1998
Rite Aid	Lima	OH	—	576	2,304	—	2,880	(570)	11/13/2012	2006
Rite Aid	Louisville	OH	—	576	3,266	—	3,842	(825)	10/31/2012	2008
Rite Aid	Marion	OH	—	508	2,877	—	3,385	(712)	11/13/2012	2006
Rite Aid	St. Marys	OH	—	581	2,322	—	2,903	(362)	5/19/2014	2005
Rite Aid	Warren	OH	—	668	2,670	—	3,338	(426)	5/19/2014	1999
Rite Aid	Wheelersburg	OH	—	361	1,444	65	1,870	(237)	5/19/2014	1998
Rite Aid	Meadville	PA	—	193	2,521	—	2,714	(450)	1/8/2014	1999
Rite Aid	Philadelphia	PA	—	633	2,531	—	3,164	(409)	5/19/2014	1999
Rite Aid	Spartanburg	SC	—	894	3,575	—	4,469	(557)	5/19/2014	2004
Rite Aid	Travelers Rest	SC	—	882	3,527	—	4,409	(549)	5/19/2014	2005
Rite Aid	Memphis	TN	—	266	1,062	54	1,382	(176)	5/19/2014	2000
Rite Aid	Murfreesboro	TN	—	454	1,817	—	2,271	(283)	5/19/2014	1999
Rite Aid	Hayes	VA	—	812	3,247	—	4,059	(506)	5/19/2014	2005
Rite Aid	Huntington	WV	—	964	2,250	—	3,214	(557)	11/30/2012	2008
Road Ranger	Winnebago	IL	—	707	3,202	—	3,909	(531)	2/7/2014	1998
Rockwell Collins	Sterling	VA	—	4,285	29,802	—	34,087	(3,537)	6/30/2014	2011
Ross	Highlands Ranch	CO	3,475	2,850	4,795	—	7,645	(704)	2/7/2014	2007
Ross	Austin	TX	—	658	2,631	700	3,989	(520)	5/19/2014	2002
Rubbermaid	Winfield	KS	—	819	15,555	—	16,374	(3,914)	11/28/2012	2012
Rubbermaid	Winfield	KS	12,725	1,056	20,060	—	21,116	(5,761)	4/25/2012	2008
Rubbermaid	Bowling Green	OH	—	714	13,564	—	14,278	(2,861)	7/29/2013	2013
Rubbermaid	Brimfield	OH	—	1,552	29,495	—	31,047	(7,122)	1/31/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Ruby Tuesday	Dillon	CO	—	400	1,628	—	2,028	(323)	6/27/2013	1995
Ruby Tuesday	Bartow	FL	—	270	1,916	—	2,186	(380)	6/27/2013	1995
Ruby Tuesday	Orlando	FL	—	1,286	—	(710)	576	—	7/31/2013	1998
Ruby Tuesday	London	KY	—	370	1,493	(263)	1,600	(122)	6/27/2013	1995
Ruby Tuesday	Somerset	KY	—	480	1,120	—	1,600	(222)	6/27/2013	1995
Ryan's Buffet	Commerce	GA	—	962	1,470	(647)	1,785	(122)	2/7/2014	1996
Ryan's Buffet	Rome	GA	—	831	1,848	(919)	1,760	(124)	2/7/2014	1983
Ryan's Buffet	Asheville	NC	—	1,261	2,204	(1,179)	2,286	(155)	2/7/2014	1996
Ryan's Buffet	Clarksburg	WV	—	—	1,639	(1,305)	334	(21)	1/8/2014	2001
Sam's Club	Hoover	AL	—	2,253	9,606	—	11,859	(1,354)	2/7/2014	1989
Sam's Club	Colorado Springs	CO	—	3,347	12,652	—	15,999	(1,756)	2/7/2014	1998
Sam's Club	Douglasville	GA	—	1,701	11,052	—	12,753	(1,429)	2/7/2014	1999
Sam's Southern Eatery	Kennesaw	GA	—	210	46	—	256	(9)	6/27/2013	1995
Santa Rosa Commons	Pace	FL	13,000	4,447	21,884	—	26,331	(3,054)	2/7/2014	2008
Schlotzsky's	Colorado Springs	CO	—	530	530	—	1,060	(104)	6/27/2013	1997
Schmitz & Schmitz	Gainesville	TX	—	29	1,950	—	1,979	(188)	6/25/2014	1930
Scotts Company	Orrville	OH	—	278	2,502	—	2,780	(655)	9/28/2012	1950
Scotts Company	Orrville	OH	—	611	1,134	—	1,745	(308)	7/30/2012	1950
Scotts Company	Orrville	OH	—	609	11,576	—	12,185	(3,148)	7/30/2012	2006
SCP Distributors	North Little Rock	AR	—	258	1,665	(9)	1,914	(156)	11/20/2014	2006
SCP Distributors	Knoxville	TN	—	251	900	—	1,151	(100)	11/20/2014	2012
Sedwick Claims Management Serv	Dublin	OH	—	945	8,520	—	9,465	(1,041)	6/26/2014	1997
Select Energy Services	Damascus	AR	—	530	800	—	1,330	(171)	6/12/2014	2009
Select Energy Services	Frierson	LA	—	260	4,954	—	5,214	(565)	6/12/2014	2010
Select Energy Services	Alderson	OK	—	260	1,150	—	1,410	(164)	6/12/2014	2008
Select Energy Services	Big Wells	TX	—	353	1,820	—	2,173	(209)	6/12/2014	2011
Select Energy Services	Chireno	TX	—	388	5,470	—	5,858	(618)	6/25/2014	2011
Select Energy Services	Cleburne	TX	—	154	2,333	—	2,487	(269)	6/25/2014	2008
Select Energy Services	Dilley	TX	—	308	1,416	—	1,724	(170)	6/25/2014	2012
Select Energy Services	Odessa	TX	—	460	1,998	—	2,458	(253)	6/25/2014	1982
Senor Panchos	Orrville	OH	—	99	176	—	275	(36)	6/27/2013	1990
Shale Tank Truck	Cleburne	TX	—	476	547	—	1,023	(69)	6/25/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Shale Tank Truck	Midland	TX	—	757	939	—	1,696	(124)	6/25/2014	2012
Sherwin-Williams	Angola	IN	—	249	996	—	1,245	(146)	5/19/2014	2001
Sherwin-Williams	Muskegon	MI	—	187	1,524	—	1,711	(234)	2/7/2014	2008
Sherwin-Williams	Ashtabula	OH	—	176	704	—	880	(83)	5/19/2014	2003
Sherwin-Williams	Boardman	OH	—	206	825	—	1,031	(98)	5/19/2014	2003
Shoney's	Gadsden	AL	—	220	707	—	927	(140)	6/27/2013	1995
Shoney's	Oxford	AL	—	670	25	—	695	(5)	6/27/2013	1995
Shoney's	Grayson	KY	—	420	406	—	826	(81)	6/27/2013	1995
Shoney's	Grenada	MS	—	270	809	—	1,079	(148)	7/31/2013	1995
Shoney's	Hattiesburg	MS	—	730	618	—	1,348	(122)	6/27/2013	1995
Shoney's	Jackson	MS	—	360	572	—	932	(113)	6/27/2013	1995
Shoney's	Summerville	SC	—	350	800	—	1,150	(159)	6/27/2013	1995
Shoney's	Cookeville	TN	—	510	760	—	1,270	(151)	6/27/2013	1995
Shoney's	Lawrenceburg	TN	—	330	873	—	1,203	(173)	6/27/2013	1995
Shoney's	Charleston	WV	—	190	543	—	733	(108)	6/27/2013	1995
Shoney's	Lewisburg	WV	—	110	642	—	752	(127)	6/27/2013	1995
Shoney's	Princeton	WV	—	90	593	—	683	(118)	6/27/2013	1995
Shoney's	Ripley	WV	—	200	599	—	799	(119)	6/27/2013	1995
Shopko	L'Anse	MI	—	382	1,736	—	2,118	(268)	5/13/2014	2009
Sierra Pines	The Woodlands	TX	11,297	5,219	19,196	4,706	29,121	(1,006)	11/5/2013	2014
Smokey Bones	Morrow	GA	—	390	2,184	—	2,574	(433)	6/27/2013	1995
Smokey Bones	Pittsburgh	PA	—	1,490	390	—	1,880	(80)	7/28/2014	2000
Sonic Drive-In	Wadesboro	NC	—	137	266	—	403	(52)	6/27/2013	2007
Sonny's Real Pit BBQ	Venice	FL	—	338	507	—	845	(104)	7/31/2013	1978
Sonny's Real Pit BBQ	Athens	GA	—	460	1,280	—	1,740	(254)	6/27/2013	1995
Sonny's Real Pit BBQ	Conyers	GA	—	450	663	—	1,113	(131)	6/27/2013	1995
Sonny's Real Pit BBQ	Marietta	GA	—	290	1,772	—	2,062	(351)	6/27/2013	1995
Sovereign Bank	Linden	NJ	—	601	2,329	—	2,930	(386)	1/8/2014	1945
Sovereign Bank	Kennett Square	PA	—	837	2,412	—	3,249	(401)	1/8/2014	1963
Spaghetti Warehouse	Marietta	GA	—	800	276	—	1,076	(55)	6/27/2013	1995
Spaghetti Warehouse	Aurora	IL	—	480	805	—	1,285	(160)	6/27/2013	1995
Spaghetti Warehouse	Elk Grove Village	IL	—	550	299	—	849	(59)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Spaghetti Warehouse	Oklahoma City	OK	—	570	1,193	—	1,763	(237)	6/27/2013	1995
Spaghetti Warehouse	Tulsa	OK	—	530	1,174	—	1,704	(233)	6/27/2013	1995
Spaghetti Warehouse	Memphis	TN	—	100	283	(383)	—	—	6/27/2013	1995
Spaghetti Warehouse	Arlington	TX	—	630	1,400	—	2,030	(278)	6/27/2013	1995
Spaghetti Warehouse	Dallas	TX	—	810	1,656	—	2,466	(328)	6/27/2013	1995
Spaghetti Warehouse	Houston	TX	—	980	2,284	(1,575)	1,689	—	6/27/2013	1995
Spaghetti Warehouse	Plano	TX	—	540	1,060	—	1,600	(210)	6/27/2013	1995
Spaghetti Warehouse	San Antonio	TX	—	1,140	1,434	(1,063)	1,511	—	6/27/2013	1995
Sprouts	Centennial	CO	—	1,581	6,394	—	7,975	(1,044)	2/7/2014	2009
St. Luke's Urgent Care	Creve Coeur	MO	—	1,644	4,497	—	6,141	(758)	2/7/2014	2010
Staples	Pensacola	FL	—	1,539	3,354	—	4,893	(444)	2/7/2014	2010
Staples	Helena	MT	—	1,159	2,452	—	3,611	(345)	2/7/2014	2012
Staples	Houston	TX	1,815	1,169	3,192	—	4,361	(425)	2/7/2014	2008
Steak 'n Shake	Tampa	FL	—	951	—	785	1,736	(4)	7/31/2013	1999
Stearns Crossing	Bartlett	IL	7,060	4,437	5,970	154	10,561	(1,146)	2/7/2014	1999
Stop & Shop	Levittown	PA	—	4,716	9,955	—	14,671	(1,553)	11/5/2013	1995
Stop & Shop	Cranston	RI	—	4,309	—	—	4,309	—	2/7/2014	2011
Stripes	Portales	NM	—	306	2,595	—	2,901	(452)	2/7/2014	2010
Stripes	Andrews	TX	—	406	2,302	—	2,708	(501)	2/15/2013	2008
Stripes	Brady	TX	—	203	3,205	—	3,408	(513)	2/7/2014	2007
Stripes	Brownsville	TX	—	613	3,195	—	3,808	(524)	2/7/2014	2007
Stripes	Carrizo Springs	TX	—	496	2,526	—	3,022	(453)	2/7/2014	2010
Stripes	Corpus Christi	TX	—	681	2,047	—	2,728	(342)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	1,011	3,125	—	4,136	(516)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	803	3,109	—	3,912	(514)	2/7/2014	2007
Stripes	Eagle Pass	TX	—	762	2,453	—	3,215	(412)	2/7/2014	2009
Stripes	Edinburg	TX	—	1,286	1,546	—	2,832	(262)	2/7/2014	1999
Stripes	Edinburg	TX	—	488	2,499	—	2,987	(444)	2/7/2014	2007
Stripes	Edinburg	TX	—	450	2,818	—	3,268	(419)	2/7/2014	2007
Stripes	Fort Stockton	TX	—	1,237	3,812	—	5,049	(736)	2/7/2014	2010
Stripes	Haskell	TX	—	143	2,554	—	2,697	(442)	2/7/2014	2010
Stripes	Houston	TX	—	1,204	2,069	—	3,273	(334)	2/7/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Stripes	La Feria	TX	—	219	1,970	—	2,189	(429)	2/15/2013	2008
Stripes	Laredo	TX	—	581	2,367	—	2,948	(418)	2/7/2014	2010
Stripes	Laredo	TX	—	626	2,338	—	2,964	(420)	2/7/2014	2010
Stripes	Midland	TX	—	1,098	4,857	—	5,955	(794)	2/7/2014	2006
Stripes	Mission	TX	—	742	550	—	1,292	(87)	2/7/2014	1986
Stripes	Mission	TX	—	1,007	3,178	—	4,185	(490)	2/7/2014	2003
Stripes	Odessa	TX	—	301	2,895	—	3,196	(480)	2/7/2014	2011
Stripes	Odessa	TX	—	803	3,596	—	4,399	(857)	2/7/2014	1998
Stripes	Pharr	TX	—	281	2,531	—	2,812	(551)	2/15/2013	1995
Stripes	Ranchito	TX	—	498	2,671	—	3,169	(436)	2/7/2014	2010
Stripes	Rio Hondo	TX	—	293	2,640	—	2,933	(575)	2/15/2013	2008
Stripes	San Angelo	TX	—	772	4,025	—	4,797	(660)	2/7/2014	1997
Stripes	San Angelo	TX	—	1,006	3,277	—	4,283	(540)	2/7/2014	2007
Subway	Knoxville	TN	—	160	349	—	509	(67)	6/27/2013	1995
Sun Trust Bank	Coral Springs	FL	—	654	1,525	—	2,179	(303)	4/12/2013	1996
Sun Trust Bank	Destin	FL	—	572	1,717	—	2,289	(341)	4/12/2013	1998
Sun Trust Bank	Dunedin	FL	—	479	1,917	—	2,396	(389)	3/22/2013	1995
Sun Trust Bank	Dunnellon	FL	—	82	463	—	545	(94)	3/22/2013	1980
Sun Trust Bank	Kissimmee	FL	—	1,167	778	—	1,945	(155)	4/12/2013	1981
Sun Trust Bank	Lake Wales	FL	—	671	671	—	1,342	(136)	3/22/2013	1988
Sun Trust Bank	Lakeland	FL	—	598	1,110	—	1,708	(221)	4/12/2013	1988
Sun Trust Bank	Melbourne	FL	—	464	1,392	—	1,856	(277)	4/12/2013	1987
Sun Trust Bank	North Port	FL	—	460	1,381	—	1,841	(281)	3/22/2013	1982
Sun Trust Bank	Palm Harbor	FL	—	535	1,249	—	1,784	(248)	4/12/2013	1994
Sun Trust Bank	Plant City	FL	—	751	1,753	—	2,504	(356)	3/22/2013	2000
Sun Trust Bank	Port Orange	FL	—	590	1,095	—	1,685	(222)	3/22/2013	1989
Sun Trust Bank	Port Orange	FL	—	563	1,314	—	1,877	(267)	3/22/2013	1982
Sun Trust Bank	S. Daytona Beach	FL	—	592	1,099	—	1,691	(218)	4/12/2013	1985
Sun Trust Bank	Tallahassee	FL	—	828	1,933	—	2,761	(384)	4/12/2013	1991
Sun Trust Bank	West Palm Beach	FL	—	1,026	1,026	—	2,052	(208)	3/22/2013	1981
Sun Trust Bank	Atlanta	GA	—	1,018	1,527	—	2,545	(303)	4/12/2013	1965
Sun Trust Bank	Atlanta	GA	—	1,435	478	—	1,913	(95)	4/12/2013	1970

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sun Trust Bank	Bowdon	GA	—	416	1,247	(1,395)	268	—	3/22/2013	1900
Sun Trust Bank	Dunwoody	GA	—	1,784	1,460	—	3,244	(297)	3/22/2013	1972
Sun Trust Bank	Jesup	GA	—	184	1,657	—	1,841	(337)	3/22/2013	1964
Sun Trust Bank	St. Simons Island	GA	—	1,363	734	—	2,097	(149)	3/22/2013	1975
Sun Trust Bank	Annapolis	MD	—	2,653	2,170	—	4,823	(402)	7/23/2013	1976
Sun Trust Bank	Ellicott City	MD	—	1,728	931	—	2,659	(189)	3/22/2013	1975
Sun Trust Bank	Frederick	MD	—	991	991	—	1,982	(197)	4/26/2013	1880
Sun Trust Bank	Waldorf	MD	—	523	2,962	—	3,485	(602)	3/22/2013	1964
Sun Trust Bank	Belmont	NC	—	616	924	—	1,540	(188)	3/22/2013	1970
Sun Trust Bank	Burlington	NC	—	446	545	(403)	588	—	4/12/2013	1995
Sun Trust Bank	Carrboro	NC	—	512	512	—	1,024	(102)	4/12/2013	1980
Sun Trust Bank	Concord	NC	—	707	707	—	1,414	(141)	4/12/2013	1988
Sun Trust Bank	Durham	NC	—	747	1,388	—	2,135	(276)	4/12/2013	1973
Sun Trust Bank	Greensboro	NC	—	403	748	—	1,151	(149)	4/12/2013	1962
Sun Trust Bank	Lexington	NC	—	447	831	—	1,278	(165)	4/12/2013	2001
Sun Trust Bank	Matthews	NC	—	382	382	—	764	(78)	3/22/2013	1971
Sun Trust Bank	Mocksville	NC	—	978	2,933	—	3,911	(596)	3/22/2013	2000
Sun Trust Bank	Monroe	NC	—	204	1,837	(1,319)	722	(19)	4/12/2013	1920
Sun Trust Bank	Oakboro	NC	—	360	540	(483)	417	—	7/23/2013	1970
Sun Trust Bank	Raleigh	NC	—	658	658	—	1,316	(134)	3/22/2013	1977
Sun Trust Bank	Yadkinville	NC	—	200	371	(368)	203	(2)	4/12/2013	1975
Sun Trust Bank	Zebulon	NC	—	515	630	(546)	599	—	3/22/2013	1972
Sun Trust Bank	Anderson	SC	—	574	1,065	(1,018)	621	(5)	3/22/2013	1998
Sun Trust Bank	Belton	SC	—	473	578	(943)	108	—	4/12/2013	1967
Sun Trust Bank	Travelers Rest	SC	—	746	746	(866)	626	(4)	4/12/2013	1995
Sun Trust Bank	Chattanooga	TN	—	223	1,263	—	1,486	(257)	3/22/2013	1953
Sun Trust Bank	La Vergne	TN	—	171	209	—	380	(42)	3/22/2013	1985
Sun Trust Bank	Madison	TN	—	286	1,143	—	1,429	(232)	3/22/2013	1953
Sun Trust Bank	Nashville	TN	—	567	305	—	872	(57)	7/23/2013	1954
Sun Trust Bank	Nashville	TN	—	1,598	1,308	—	2,906	(260)	4/12/2013	1992
Sun Trust Bank	Nashville	TN	—	613	613	—	1,226	(122)	4/12/2013	1970
Sun Trust Bank	Cheriton	VA	—	90	510	—	600	(104)	3/22/2013	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sun Trust Bank	Lynchburg	VA	—	251	466	—	717	(95)	3/22/2013	1973
Sun Trust Bank	Norfolk	VA	—	656	437	—	1,093	(87)	4/12/2013	1990
Sun Trust Bank	Petersburg	VA	—	102	306	—	408	(61)	4/12/2013	1975
Sun Trust Bank	Richmond	VA	—	277	416	—	693	(84)	3/22/2013	1959
Sun Trust Bank	Richmond	VA	—	224	2,012	—	2,236	(400)	4/12/2013	1909
Sun Trust Bank	Rocky Mount	VA	—	265	1,504	—	1,769	(292)	5/22/2013	1961
Sunbelt Rental	Mabelvale	AR	—	240	894	—	1,134	(115)	6/4/2014	2006
Sunbelt Rental	Memphis	TN	—	365	929	128	1,422	(120)	9/26/2014	1995
Sunoco	Merritt Island	FL	—	540	2,162	—	2,702	(256)	5/19/2014	2009
Sunset Valley Homestead	Sunset Valley	TX	17,124	14,283	28,351	16	42,650	(4,109)	2/7/2014	2007
Superior Energy Services	Gainesville	TX	—	284	10,475	(3)	10,756	(3,826)	7/24/2014	1982
Sweet Tomato	Coral Springs	FL	—	790	1,625	—	2,415	(322)	6/27/2013	1995
Synovus Bank	Tampa	FL	—	985	2,298	—	3,283	(498)	12/31/2012	1959
Sysmex	Lincolnshire	IL	22,500	4,143	36,987	—	41,130	(5,181)	2/7/2014	2010
Taco Bell	Albertville	AL	—	419	778	—	1,197	(142)	7/31/2013	1995
Taco Bell	Cullman	AL	—	375	1,053	—	1,428	(207)	6/27/2013	1995
Taco Bell	Daphne	AL	—	180	1,278	—	1,458	(245)	6/27/2013	1995
Taco Bell	Dora	AL	—	348	813	—	1,161	(148)	7/31/2013	1995
Taco Bell	Foley	AL	—	360	1,460	—	1,820	(280)	6/27/2013	1995
Taco Bell	Hartselle	AL	—	378	781	—	1,159	(153)	6/27/2013	1995
Taco Bell	Jasper	AL	—	445	814	—	1,259	(160)	6/27/2013	1995
Taco Bell	Mobile	AL	—	160	1,973	—	2,133	(378)	6/27/2013	1995
Taco Bell	Saraland	AL	—	150	1,063	—	1,213	(204)	6/27/2013	1995
Taco Bell	Warrior	AL	—	364	675	—	1,039	(123)	7/31/2013	1995
Taco Bell	Winfield	AL	—	278	834	—	1,112	(152)	7/31/2013	1995
Taco Bell	Corona	CA	—	306	1,138	—	1,444	(223)	6/27/2013	1990
Taco Bell	Fairfield	CA	—	500	1,327	—	1,827	(260)	6/27/2013	1985
Taco Bell	Fontana	CA	—	524	1,016	—	1,540	(199)	6/27/2013	1992
Taco Bell	Montclair	CA	—	322	900	—	1,222	(177)	6/27/2013	1996
Taco Bell	Moreno Valley	CA	—	367	998	—	1,365	(196)	6/27/2013	1992
Taco Bell	Rancho Cucamonga	CA	—	415	1,210	—	1,625	(238)	6/27/2013	1992
Taco Bell	Rubidoux	CA	—	415	1,223	—	1,638	(240)	6/27/2013	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taco Bell	Suisun City	CA	—	355	1,419	—	1,774	(259)	7/31/2013	1986
Taco Bell	Vacaville	CA	—	522	1,513	—	2,035	(297)	6/27/2013	1985
Taco Bell	Vacaville	CA	—	1,184	1,375	—	2,559	(270)	6/27/2013	1994
Taco Bell	Pensacola	FL	—	140	1,897	—	2,037	(363)	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	440	1,167	—	1,607	(224)	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	340	1,383	—	1,723	(265)	6/27/2013	1995
Taco Bell	Augusta	GA	—	220	1,292	—	1,512	(248)	6/27/2013	1995
Taco Bell	Hephzibah	GA	—	330	930	—	1,260	(178)	6/27/2013	1995
Taco Bell	Jesup	GA	—	230	715	—	945	(137)	6/27/2013	1995
Taco Bell	Kennesaw	GA	—	162	601	—	763	(118)	6/27/2013	1984
Taco Bell	Waycross	GA	—	170	1,115	—	1,285	(214)	6/27/2013	1995
Taco Bell	Marion	IN	—	496	921	—	1,417	(168)	7/31/2013	1994
Taco Bell	Crawfordsville	IN	—	234	934	—	1,168	(170)	7/31/2013	1991
Taco Bell	Frankfort	IN	—	99	893	—	992	(163)	7/31/2013	1985
Taco Bell	Hartford City	IN	—	99	889	—	988	(162)	7/31/2013	1978
Taco Bell	Kokomo	IN	—	199	798	—	997	(146)	7/31/2013	1993
Taco Bell	Lafayette	IN	—	304	912	—	1,216	(166)	7/31/2013	1990
Taco Bell	Lebanon	IN	—	337	1,348	—	1,685	(246)	7/31/2013	1983
Taco Bell	Noblesville	IN	—	363	545	—	908	(99)	7/31/2013	2005
Taco Bell	Tipton	IN	—	104	936	—	1,040	(171)	7/31/2013	1998
Taco Bell	North Corbin	KY	—	139	1,082	—	1,221	(212)	6/27/2013	1995
Taco Bell	Detroit	MI	—	124	704	—	828	(128)	7/31/2013	1989
Taco Bell	St. Louis	MO	—	190	1,951	—	2,141	(331)	6/27/2013	1995
Taco Bell	Wentzville	MO	—	410	1,168	—	1,578	(224)	6/27/2013	1995
Taco Bell	Brunswick	OH	—	400	1,267	—	1,667	(243)	6/27/2013	1995
Taco Bell	Dayton	OH	—	129	732	—	861	(134)	7/31/2013	1995
Taco Bell	North Olmstead	OH	—	390	904	—	1,294	(173)	6/27/2013	1995
Taco Bell	Kingston	TN	—	280	714	—	994	(137)	6/27/2013	1995
Taco Bell	Dallas	TX	—	400	1,225	—	1,625	(235)	6/27/2013	1995
Taco Bell / KFC	Texarkana	AR	—	111	630	—	741	(115)	7/31/2013	1980
Taco Bell / KFC	Minden	LA	—	274	639	—	913	(117)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	343	514	—	857	(94)	7/31/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taco Bell / KFC	Shreveport	LA	—	616	753	—	1,369	(137)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	427	522	—	949	(95)	7/31/2013	1997
Taco Bell / KFC	Shreveport	LA	—	352	528	—	880	(96)	7/31/2013	1998
Taco Bell / KFC	Dunkirk	NY	—	800	978	—	1,778	(178)	7/31/2013	2000
Taco Bell / KFC	Geneva	NY	—	569	695	—	1,264	(127)	7/31/2013	1999
Taco Bell / KFC	Canonsburg	PA	—	176	1,586	—	1,762	(289)	7/31/2013	1996
Taco Bell / KFC	Pittsburgh	PA	—	180	269	3	452	(46)	10/1/2013	1995
Taco Bell / KFC	Mount Pleasant	TX	—	106	952	—	1,058	(174)	7/31/2013	1992
Taco Bell / KFC	New Boston	TX	—	125	1,127	—	1,252	(206)	7/31/2013	1995
Taco Bell / KFC	Green Bay	WI	—	470	574	—	1,044	(105)	7/31/2013	1986
Taco Bell / KFC	Milwaukee	WI	—	533	1,055	—	1,588	(207)	6/27/2013	1978
Taco Bell / KFC	Benwood	WV	—	123	287	4	414	(49)	10/1/2013	1995
Taco Bell / Pizza Hut	Dallas	TX	—	420	1,582	—	2,002	(303)	6/27/2013	1995
Taco Bueno	Hutchinson	KS	—	561	841	—	1,402	(153)	7/31/2013	2000
Taco Bueno	Belton	MO	—	476	701	—	1,177	(138)	6/27/2013	2006
Taco Bueno	Springfield	MO	—	753	753	—	1,506	(137)	7/31/2013	2006
Taco Bueno	Arlington	TX	—	597	895	—	1,492	(163)	7/31/2013	2000
Taco Bueno	Frisco	TX	—	601	577	—	1,178	(113)	6/27/2013	2000
Taco Bueno	Lubbock	TX	—	228	561	—	789	(110)	6/27/2013	2000
Taco Bueno	N. Richland Hills	TX	—	423	567	—	990	(111)	6/27/2013	2000
Taco Bueno	Waco	TX	—	595	892	—	1,487	(163)	7/31/2013	1995
Taco Bueno	Waco	TX	—	595	893	—	1,488	(163)	7/31/2013	2000
Taco Cabana	Austin	TX	—	700	2,105	—	2,805	(403)	6/27/2013	1995
Taco Cabana	Pasadena	TX	—	420	1,420	—	1,840	(272)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	600	1,955	—	2,555	(375)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,740	—	2,240	(334)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	280	1,695	—	1,975	(325)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,766	—	2,266	(338)	6/27/2013	1995
Taco Cabana	Schertz	TX	—	520	1,408	—	1,928	(270)	6/27/2013	1995
Talbots	Hingham	MA	23,363	3,009	27,080	—	30,089	(4,736)	5/24/2013	1980
Talbots	Lakeville	MA	22,508	6,302	25,209	—	31,511	(5,574)	5/17/2013	1987
TCF Bank	Crystal	MN	—	640	642	—	1,282	(119)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
TD Bank	Falmouth	ME	19,608	4,057	23,689	(500)	27,246	(4,245)	3/18/2013	2002
Teva Pharmaceuticals	Malvern	PA	—	2,666	40,981	(7,010)	36,637	(1,048)	11/5/2013	1999
Texas Roadhouse	Cedar Rapids	IA	—	430	2,194	—	2,624	(435)	6/27/2013	1995
Texas Roadhouse	Ammon	ID	—	490	1,206	—	1,696	(239)	6/27/2013	1995
Texas Roadhouse	Shively	KY	—	540	2,055	—	2,595	(407)	6/27/2013	1995
Texas Roadhouse	Concord	NC	—	650	2,130	—	2,780	(422)	6/27/2013	1995
Texas Roadhouse	Gastonia	NC	—	570	1,544	—	2,114	(306)	6/27/2013	1995
Texas Roadhouse	Hickory	NC	—	580	1,831	—	2,411	(363)	6/27/2013	1995
Texas Roadhouse	College Station	TX	—	670	2,299	—	2,969	(456)	6/27/2013	1995
Texas Roadhouse	Grand Prairie	TX	—	780	1,867	—	2,647	(370)	6/27/2013	1995
Texas Roadhouse	Kenosha	WI	—	1,061	1,835	(14)	2,882	(373)	6/27/2013	2001
TGI Fridays	Royal Palm Beach	FL	—	1,530	1,530	—	3,060	(315)	7/31/2013	2001
TGI Fridays	Ann Arbor	MI	—	547	1,640	—	2,187	(337)	7/31/2013	1998
TGI Fridays	Kentwood	MI	—	281	2,533	—	2,814	(521)	7/31/2013	1983
TGI Fridays	Novi	MI	—	1,042	1,042	—	2,084	(215)	7/31/2013	1994
TGI Fridays	Blasdell	NY	—	1,215	1,913	—	3,128	(389)	6/27/2013	2000
TGI Fridays	Warwick	RI	—	1,228	2,775	(1,252)	2,751	(177)	6/27/2013	1983
The Fresh Market	Winston-Salem	NC	—	196	4,562	—	4,758	(626)	2/7/2014	2007
The Medicines Co.	Parsippany	NJ	27,700	5,150	50,051	329	55,530	(6,666)	2/7/2014	2009
The Shoppes at Port Arthur	Port Arthur	TX	8,077	3,331	14,992	—	18,323	(2,148)	2/7/2014	2008
The UPS Store	Elizabethtown	KY	—	1,460	10,336	778	12,574	(2,051)	9/24/2013	2001
The Vitamin Shoppe	Evergreen Park	IL	—	476	1,427	—	1,903	(297)	4/19/2013	2012
The Vitamin Shoppe	Ashland	VA	—	2,399	19,663	—	22,062	(3,748)	11/5/2013	2013
Thorntons Oil	Bloomington	IL	—	1,184	733	—	1,917	(142)	2/7/2014	1992
Thorntons Oil	Franklin Park	IL	—	1,403	1,882	—	3,285	(323)	2/7/2014	1989
Thorntons Oil	Joliet	IL	—	953	2,539	—	3,492	(433)	2/7/2014	2000
Thorntons Oil	Oaklawn	IL	—	1,203	898	278	2,379	(167)	2/7/2014	1994
Thorntons Oil	Ottawa	IL	—	565	2,003	—	2,568	(352)	2/7/2014	2006
Thorntons Oil	Plainfield	IL	—	862	1,338	—	2,200	(242)	2/7/2014	1995
Thorntons Oil	Roselle	IL	—	661	2,194	—	2,855	(362)	2/7/2014	1996
Thorntons Oil	South Elgin	IL	—	1,239	1,688	—	2,927	(317)	2/7/2014	1995
Thorntons Oil	Springfield	IL	—	926	2,514	—	3,440	(483)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Thorntons Oil	Summit	IL	—	2,233	109	—	2,342	(22)	2/7/2014	2000
Thorntons Oil	Waukegan	IL	—	875	1,421	—	2,296	(245)	2/7/2014	1999
Thorntons Oil	Westmont	IL	—	760	3,069	—	3,829	(503)	2/7/2014	1997
Thorntons Oil	Clarksville	IN	—	1,319	687	—	2,006	(140)	2/7/2014	2005
Thorntons Oil	Edinburgh	IN	—	685	1,505	—	2,190	(261)	2/7/2014	1996
Thorntons Oil	Evansville	IN	—	467	1,479	—	1,946	(261)	2/7/2014	1987
Thorntons Oil	Evansville	IN	—	602	1,398	—	2,000	(245)	2/7/2014	1990
Thorntons Oil	Jeffersonville	IN	—	1,233	1,533	—	2,766	(287)	2/7/2014	1995
Thorntons Oil	Terre Haute	IN	—	732	1,829	—	2,561	(327)	2/7/2014	1995
Thorntons Oil	Henderson	KY	—	659	3,271	—	3,930	(560)	2/7/2014	1971
Thorntons Oil	Henderson	KY	—	483	1,778	—	2,261	(278)	2/7/2014	2007
Thorntons Oil	Louisville	KY	—	637	1,680	—	2,317	(260)	2/7/2014	1994
Thorntons Oil	Shelbyville	KY	—	299	2,036	—	2,335	(336)	2/7/2014	1991
Thorntons Oil	Galloway	OH	—	547	1,550	—	2,097	(259)	2/7/2014	1998
Tiffany & Co.	Parsippany	NJ	—	2,248	81,081	—	83,329	(15,456)	11/5/2013	1997
Tilted Kilt	Hendersonville	TN	—	310	763	—	1,073	(151)	6/27/2013	1995
Time Warner Cable	Milwaukee	WI	—	3,081	22,512	424	26,017	(4,068)	11/5/2013	2001
Tire Kingdom	Auburndale	FL	1,205	609	1,571	—	2,180	(248)	2/7/2014	2010
Tire Kingdom	Dublin	OH	717	373	1,119	—	1,492	(306)	4/30/2012	2003
Tire Kingdom	Greenville	SC	—	499	1,367	—	1,866	(221)	3/28/2014	1997
Tire Warehouse	Fitchburg	MA	—	203	704	—	907	(140)	6/27/2013	1982
Tire Warehouse	Bangor	ME	—	289	1,400	—	1,689	(278)	6/27/2013	1977
Tires Plus	Duluth	GA	—	777	1,259	—	2,036	(213)	2/21/2014	2001
TitleMax	Gainesville	GA	—	221	270	—	491	(55)	7/31/2013	2007
TJ Maxx	Philadelphia	PA	—	9,889	84,953	—	94,842	(16,194)	11/5/2013	2001
T-Mobile	Nashville	TN	—	1,190	15,847	—	17,037	(2,634)	11/5/2013	2002
Tommy Addison's	Edgewood	FL	—	366	447	—	813	(92)	7/31/2013	2003
Toys R Us	Coral Springs	FL	—	4,264	5,289	—	9,553	(765)	2/7/2014	2010
Tractor Supply	Oneonta	AL	—	359	1,438	—	1,797	(254)	4/18/2013	1983
Tractor Supply	Summerdale	AL	1,187	276	2,470	—	2,746	(317)	2/7/2014	2010
Tractor Supply	Tuscaloosa	AL	—	746	1,979	—	2,725	(253)	2/7/2014	2012
Tractor Supply	Little Rock	AR	1,500	930	2,035	—	2,965	(260)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tractor Supply	Auburn	CA	—	1,175	2,901	—	4,076	(383)	2/7/2014	2012
Tractor Supply	Dixon	CA	2,962	1,619	4,044	—	5,663	(538)	2/7/2014	2007
Tractor Supply	Jackson	CA	—	1,209	3,640	—	4,849	(459)	2/7/2014	2012
Tractor Supply	Los Banos	CA	3,469	1,213	3,638	—	4,851	(672)	2/28/2013	2009
Tractor Supply	Middletown	DE	—	1,487	3,293	—	4,780	(407)	2/7/2014	2007
Tractor Supply	Mims	FL	—	310	2,787	—	3,097	(426)	10/10/2013	2012
Tractor Supply	Bainbridge	GA	—	687	2,445	—	3,132	(300)	2/7/2014	2008
Tractor Supply	Rincon	GA	—	978	2,016	—	2,994	(249)	2/7/2014	2007
Tractor Supply	Alton	IL	1,404	565	3,062	59	3,686	(384)	2/7/2014	2008
Tractor Supply	Mishawaka	IN	—	620	2,683	—	3,303	(339)	2/7/2014	2011
Tractor Supply	Sellersburg	IN	1,433	762	2,146	—	2,908	(280)	2/7/2014	2010
Tractor Supply	St. John	IN	2,247	1,715	3,397	—	5,112	(455)	2/7/2014	2007
Tractor Supply	Lawrence	KS	1,377	361	2,637	—	2,998	(340)	2/7/2014	2010
Tractor Supply	Topeka	KS	1,678	446	1,785	—	2,231	(280)	5/19/2014	2006
Tractor Supply	Glasgow	KY	—	453	1,812	—	2,265	(279)	5/19/2014	2005
Tractor Supply	Grayson	KY	—	540	2,709	—	3,249	(347)	2/7/2014	2011
Tractor Supply	Paducah	KY	—	393	1,574	—	1,967	(249)	5/19/2014	1995
Tractor Supply	Gray	LA	2,049	550	2,202	—	2,752	(459)	8/7/2012	2011
Tractor Supply	Belchertown	MA	1,823	1,148	3,179	—	4,327	(423)	2/7/2014	2009
Tractor Supply	Millbury	MA	—	806	3,094	—	3,900	(359)	6/26/2014	2013
Tractor Supply	Southwick	MA	2,428	1,601	3,583	—	5,184	(474)	2/7/2014	2008
Tractor Supply	Augusta	ME	1,423	530	2,756	—	3,286	(363)	2/7/2014	2009
Tractor Supply	Jonesville	MI	—	267	2,364	—	2,631	(329)	3/28/2014	2005
Tractor Supply	Negaunee	MI	—	488	1,953	—	2,441	(423)	6/12/2012	2010
Tractor Supply	Jefferson City	MO	1,125	490	1,877	—	2,367	(238)	2/7/2014	2009
Tractor Supply	Nixa	MO	1,346	476	2,040	—	2,516	(266)	2/7/2014	2009
Tractor Supply	Sedalia	MO	1,090	480	1,782	—	2,262	(238)	2/7/2014	2010
Tractor Supply	Troy	MO	1,286	730	2,587	—	3,317	(325)	2/7/2014	2009
Tractor Supply	Union	MO	1,404	589	3,012	13	3,614	(369)	2/7/2014	2008
Tractor Supply	Franklin	NC	1,480	434	2,629	—	3,063	(337)	2/7/2014	2009
Tractor Supply	Murphy	NC	1,402	990	2,090	—	3,080	(281)	2/7/2014	2010
Tractor Supply	Plaistow	NH	—	638	2,552	—	3,190	(390)	10/10/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tractor Supply	Plymouth	NH	2,074	424	2,430	16	2,870	(474)	11/29/2012	2011
Tractor Supply	Allentown	NJ	—	697	3,949	—	4,646	(933)	1/27/2012	2008
Tractor Supply	Sicklerville	NJ	—	1,931	4,302	—	6,233	(534)	2/7/2014	2009
Tractor Supply	Farmington	NM	—	1,091	2,194	—	3,285	(306)	3/28/2014	2012
Tractor Supply	Roswell	NM	—	947	2,181	—	3,128	(283)	2/7/2014	2009
Tractor Supply	Silver City	NM	—	716	2,380	—	3,096	(332)	3/28/2014	2012
Tractor Supply	Macedon	NY	—	168	1,591	—	1,759	(215)	4/29/2014	1992
Tractor Supply	Hamilton	OH	932	675	1,472	—	2,147	(273)	2/7/2014	1975
Tractor Supply	Wauseon	OH	1,374	931	2,128	—	3,059	(290)	2/7/2014	2007
Tractor Supply	Chickasha	OK	—	599	2,056	160	2,815	(296)	3/28/2014	2014
Tractor Supply	Glenpool	OK	1,180	359	2,447	—	2,806	(308)	2/7/2014	2009
Tractor Supply	Stillwater	OK	1,205	205	2,715	—	2,920	(340)	2/7/2014	2009
Tractor Supply	Gibsonia	PA	1,648	1,044	2,778	—	3,822	(362)	2/7/2014	2009
Tractor Supply	Columbia	SC	—	952	2,222	—	3,174	(274)	2/7/2014	2011
Tractor Supply	Irmo	SC	—	725	2,171	62	2,958	(281)	2/7/2014	2009
Tractor Supply	Ballinger	TX	1,248	476	2,477	—	2,953	(302)	2/7/2014	2010
Tractor Supply	Del Rio	TX	—	927	2,044	—	2,971	(256)	2/7/2014	2009
Tractor Supply	Edinburg	TX	—	768	3,163	—	3,931	(383)	2/7/2014	2009
Tractor Supply	Kenedy	TX	1,197	309	2,372	—	2,681	(288)	2/7/2014	2010
Tractor Supply	Pearsall	TX	1,177	318	2,551	—	2,869	(313)	2/7/2014	2009
Tractor Supply	Rio Grande	TX	—	469	1,095	—	1,564	(237)	6/19/2012	1993
Tractor Supply	Woodstock	VA	—	524	2,098	—	2,622	(315)	5/19/2014	2004
Trader Joe's	Sarasota	FL	—	1,646	5,416	—	7,062	(822)	2/7/2014	2012
Trader Joe's	Lexington	KY	—	2,287	3,795	—	6,082	(601)	2/7/2014	2012
Tumbleweed	Terre Haute	IN	—	434	1,303	—	1,737	(268)	7/31/2013	1997
Tumbleweed	Louisville	KY	—	468	1,404	—	1,872	(289)	7/31/2013	2001
Tumbleweed	Mayesville	KY	—	353	823	—	1,176	(169)	7/31/2013	2000
Tumbleweed	Owensboro	KY	—	355	1,420	—	1,775	(292)	7/31/2013	1997
Tumbleweed	Bellefontaine	OH	—	234	938	—	1,172	(193)	7/31/2013	1999
Tumbleweed	Springfield	OH	—	549	1,280	—	1,829	(263)	7/31/2013	1998
Tumbleweed	Wooster	OH	—	342	799	—	1,141	(164)	7/31/2013	1997
Tumbleweed	Zanesville	OH	—	639	1,491	—	2,130	(307)	7/31/2013	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tutor Time	Downingtown	PA	—	205	2,788	—	2,993	(417)	2/7/2014	1998
Tutor Time	Austin	TX	—	417	1,861	—	2,278	(294)	2/7/2014	2000
Ulta Salon	Jonesboro	AR	—	742	2,289	—	3,031	(313)	2/7/2014	2013
Ulta Salon	Fort Gratiot	MI	—	164	2,083	—	2,247	(294)	2/7/2014	2012
Ulta Salon	Jackson	TN	1,454	547	2,123	—	2,670	(297)	2/7/2014	2010
United Technologies	Bradenton	FL	10,050	2,692	17,973	—	20,665	(2,203)	2/7/2014	2004
University Plaza	Flagstaff	AZ	—	4,727	18,087	114	22,928	(3,356)	2/7/2014	1982
US Bank	Alsip	IL	—	226	1,280	—	1,506	(418)	8/1/2010	1981
US Bank	Calumet City	IL	334	168	393	—	561	(99)	4/26/2012	1975
US Bank	Chicago	IL	172	189	81	—	270	(20)	4/26/2012	1990
US Bank	Chicago	IL	—	267	1,511	—	1,778	(494)	8/1/2010	1923
US Bank	Chicago	IL	—	191	1,082	—	1,273	(353)	8/1/2010	1979
US Bank	Chicago Heights	IL	—	182	1,637	—	1,819	(347)	1/24/2013	1996
US Bank	Elmwood Park	IL	—	431	2,441	—	2,872	(763)	8/1/2010	1984
US Bank	Evergreen Park	IL	—	167	944	—	1,111	(309)	8/1/2010	1984
US Bank	Lyons	IL	—	214	1,212	—	1,426	(396)	8/1/2010	1959
US Bank	Olympia Fields	IL	1,292	426	1,704	—	2,130	(430)	4/26/2012	1974
US Bank	Orland Hills	IL	2,646	1,253	2,327	—	3,580	(504)	12/14/2012	1995
US Bank	Westchester	IL	—	366	853	—	1,219	(177)	2/22/2013	1986
US Bank	Wilmington	IL	—	330	1,872	—	2,202	(575)	8/1/2010	1966
US Bank	Fayetteville	NC	—	608	1,741	—	2,349	(239)	2/7/2014	2012
US Bank	Garfield Height	OH	—	165	1,016	—	1,181	(181)	1/8/2014	1958
USG Corporation	Libertyville	IL	14,807	2,593	10,283	—	12,876	(1,481)	3/28/2014	1965
VA Clinic	Oceanside	CA	27,750	9,489	33,812	105	43,406	(4,460)	2/7/2014	2010
Vacant	Cullman	AL	—	847	2,390	(2,144)	1,093	(40)	2/7/2014	1996
Vacant	Jasper	AL	—	577	2,545	(2,787)	335	(14)	2/7/2014	2000
Vacant	Mobile	AL	—	127	276	(162)	241	(8)	6/27/2013	1974
Vacant	Prattville	AL	—	1,038	1,802	(1,871)	969	(34)	2/7/2014	1997
Vacant	Tuscaloosa	AL	—	244	1,306	(1,549)	1	—	1/8/2014	2001
Vacant	Pine Bluff	AR	—	105	433	(409)	129	(9)	6/27/2013	1978
Vacant	Searcy	AR	—	231	1,286	(1,318)	199	(13)	1/8/2014	1998
Vacant	Mesa	AZ	—	191	1,007	(1,121)	77	(6)	1/8/2014	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Fresno	CA	—	190	1,810	—	2,000	(347)	6/27/2013	1995
Vacant	Gilroy	CA	—	249	986	(1,235)	—	—	1/8/2014	2002
Vacant	San Luis Obispo	CA	—	195	1,013	(844)	364	(26)	1/8/2014	2000
Vacant	Santee	CA	—	265	1,261	(1,390)	136	(12)	1/8/2014	1995
Vacant	Vacaville	CA	—	195	1,044	(1,238)	1	—	1/8/2014	2000
Vacant	Denver	CO	—	12,648	66,398	388	79,434	(11,313)	11/5/2013	2001
Vacant	Lone Tree	CO	—	196	1,014	(1,070)	140	(10)	1/8/2014	1995
Vacant	Davie	FL	—	193	1,009	(1,201)	1	—	1/8/2014	1989
Vacant	Monticello	FL	—	115	195	(134)	176	(10)	6/27/2013	1987
Vacant	Columbus	GA	—	1,307	2,529	(3,168)	668	(23)	2/7/2014	2002
Vacant	Dawson	GA	—	131	274	(182)	223	(7)	6/27/2013	1987
Vacant	Stockbridge	GA	—	422	2,391	(2,429)	384	—	7/31/2013	1987
Vacant	Bloomington	IL	—	270	1,375	—	1,645	(273)	6/27/2013	1995
Vacant	Glenview	IL	43,467	14,014	73,359	(47,361)	40,012	(1,229)	11/5/2013	1975
Vacant	Lombard	IL	—	84	100	—	184	(20)	6/27/2013	1973
Vacant	Peoria	IL	—	195	1,013	(1,208)	—	—	1/8/2014	2000
Vacant	Nicholasville	KY	—	435	2,040	(939)	1,536	(73)	6/11/2014	2001
Vacant	Owensboro	KY	—	1,244	1,656	(1,941)	959	(29)	2/7/2014	1997
Vacant	Paducah	KY	—	1,121	1,443	(1,630)	934	(30)	2/7/2014	1995
Vacant	Alexandria	LA	—	82	245	(93)	234	(15)	7/31/2013	1985
Vacant	Bossier City	LA	—	1,168	2,594	(2,883)	879	(31)	2/7/2014	2004
Vacant	Hagerstown	MD	—	244	1,306	(1,505)	45	(5)	1/8/2014	2001
Vacant	Coloma	MI	10,017	1,929	9,319	(5,783)	5,465	(225)	3/28/2014	1965
Vacant	Grossepointewoods	MI	—	140	1,046	(785)	401	(33)	6/27/2013	1995
Vacant	Ypsilanti	MI	—	85	483	(9)	559	(136)	11/23/2011	2002
Vacant	Coon Rapids	MN	—	1,611	2,188	(2,894)	905	(25)	2/7/2014	2003
Vacant	Blue Springs	MO	—	810	1,346	(1,515)	641	(37)	6/27/2013	1995
Vacant	Horn Lake	MS	—	925	2,463	(2,320)	1,068	(39)	2/7/2014	1995
Vacant	Natchez	MS	—	225	674	(711)	188	(6)	7/31/2013	1973
Vacant	Pearl	MS	—	1,058	1,857	(1,893)	1,022	(35)	2/7/2014	2000
Vacant	Albemarle	NC	—	483	457	(493)	447	(20)	6/27/2013	1995
Vacant	Greensboro	NC	—	1,020	—	(178)	842	—	2/21/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Deptford	NJ	—	195	1,044	(1,239)	—	—	1/8/2014	2005
Vacant	Hobbs	NM	—	815	—	—	815	—	6/27/2013	1995
Vacant	Las Vegas	NV	—	680	1,533	—	2,213	(294)	6/27/2013	1995
Vacant	Elmira	NY	—	199	370	(441)	128	—	7/31/2013	1975
Vacant	Wellsville	NY	—	123	368	(217)	274	—	7/31/2013	1978
Vacant	Circleville	OH	—	140	142	—	282	(15)	6/27/2013	1986
Vacant	Moraine	OH	—	87	148	—	235	(20)	6/27/2013	1995
Vacant	Youngstown	OH	—	139	232	(37)	334	(19)	6/27/2013	1976
Vacant	The Dalles	OR	—	201	802	(486)	517	(103)	7/31/2013	1994
Vacant	Beaver Falls	PA	—	243	1,304	(1,489)	58	(4)	1/8/2014	2004
Vacant	Bristol	PA	—	114	81	—	195	(18)	1/8/2014	1818
Vacant	Dickson City	PA	—	262	1,257	(1,519)	—	—	1/8/2014	2004
Vacant	Indiana	PA	—	676	1,255	(920)	1,011	(63)	7/31/2013	2000
Vacant	Warwick	RI	—	1,570	5,030	7	6,607	(799)	9/24/2013	1969
Vacant	Lexington	SC	—	244	1,307	(1,356)	195	(16)	1/8/2014	1998
Vacant	Red Bank	TN	—	215	323	(339)	199	(10)	7/31/2013	1975
Vacant	Sevierville	TN	—	1,443	430	(751)	1,122	(40)	2/7/2014	2003
Vacant	Abilene	TX	—	803	—	—	803	—	6/27/2013	1995
Vacant	El Paso	TX	—	246	1,248	(1,490)	4	—	1/8/2014	1995
Vacant	Houston	TX	19,525	2,356	36,347	—	38,703	(5,535)	11/5/2013	2009
Vacant	Irving	TX	—	522	512	(235)	799	(31)	6/27/2013	1995
Vacant	Lubbock	TX	—	694	—	(68)	626	—	6/27/2013	1979
Vacant	Pleasanton	TX	—	328	4,804	(2,859)	2,273	(46)	9/25/2014	2014
Vacant	Texas City	TX	—	614	3,351	(2,351)	1,614	(64)	2/7/2014	2002
Vacant	Fredericksburg	VA	—	446	2,071	(1,343)	1,174	(91)	4/23/2014	1999
Vacant	Brookfield	WI	—	50	84	45	179	(27)	2/21/2014	1967
Vacant	Beckley	WV	—	1,248	2,258	(2,508)	998	(35)	2/7/2014	1995
Vanguard Car Rental	College Park	GA	—	1,561	6,244	—	7,805	(1,185)	5/19/2014	2002
Velox Insurance	Woodstock	GA	—	155	127	—	282	(26)	7/31/2013	1988
Verizon Wireless	Statesville	NC	—	207	459	27	693	(92)	6/27/2013	1993
Volusia Square	Daytona Beach	FL	16,556	4,598	28,511	10	33,119	(4,405)	2/7/2014	1986
Waffle House	Cocoa	FL	—	150	279	—	429	(51)	7/31/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Birmingham	AL	1,530	996	3,005	—	4,001	(519)	2/7/2014	1999
Walgreens	Wetumpka	AL	—	547	3,102	—	3,649	(907)	2/22/2012	2007
Walgreens	Kingman	AZ	2,942	669	5,726	—	6,395	(913)	2/7/2014	2009
Walgreens	Peoria	AZ	—	837	1,953	—	2,790	(454)	2/27/2013	1996
Walgreens	Phoenix	AZ	—	1,037	1,927	—	2,964	(438)	3/26/2013	1999
Walgreens	Tucson	AZ	—	1,234	5,143	—	6,377	(818)	2/7/2014	2003
Walgreens	Tucson	AZ	2,910	1,406	3,571	—	4,977	(580)	2/7/2014	2004
Walgreens	Coalinga	CA	2,800	396	3,568	—	3,964	(1,093)	10/11/2011	2008
Walgreens	Lancaster	CA	2,719	859	4,246	—	5,105	(739)	2/7/2014	2009
Walgreens	Castle Rock	CO	3,953	1,581	3,689	—	5,270	(766)	7/11/2013	2002
Walgreens	Denver	CO	3,350	—	4,050	—	4,050	(840)	7/2/2013	2008
Walgreens	Pueblo	CO	—	519	2,971	—	3,490	(479)	2/7/2014	2003
Walgreens	Orlando	FL	—	1,007	1,869	—	2,876	(369)	9/30/2013	1996
Walgreens	Acworth	GA	—	1,583	2,940	—	4,523	(698)	1/25/2013	2012
Walgreens	Decatur	GA	—	1,746	3,337	1	5,084	(537)	2/7/2014	2001
Walgreens	Grayson	GA	2,720	947	3,748	—	4,695	(594)	2/7/2014	2004
Walgreens	Union City	GA	—	909	3,841	—	4,750	(607)	2/7/2014	2005
Walgreens	Dubuque	IA	—	638	3,905	—	4,543	(616)	2/7/2014	2008
Walgreens	Twin Falls	ID	2,388	1,156	3,896	—	5,052	(646)	2/7/2014	2009
Walgreens	Cahokia	IL	—	394	1,577	167	2,138	(298)	5/19/2014	1994
Walgreens	Chicago	IL	—	1,212	2,829	—	4,041	(672)	1/30/2013	1999
Walgreens	Chicago	IL	—	1,617	3,003	—	4,620	(713)	1/30/2013	1995
Walgreens	Chicago	IL	—	952	3,235	—	4,187	(510)	2/7/2014	2003
Walgreens	Chicago	IL	—	911	4,830	—	5,741	(742)	2/7/2014	2000
Walgreens	Machesney Park	IL	—	822	3,727	—	4,549	(600)	2/7/2014	2008
Walgreens	Matteson	IL	2,450	416	4,070	—	4,486	(615)	2/7/2014	2008
Walgreens	South Elgin	IL	2,219	1,710	3,208	—	4,918	(526)	2/7/2014	2002
Walgreens	St. Charles	IL	1,991	1,472	3,262	—	4,734	(513)	2/7/2014	2002
Walgreens	Anderson	IN	2,717	807	3,227	—	4,034	(863)	7/31/2012	2001
Walgreens	Lafayette	IN	2,350	626	4,183	—	4,809	(595)	2/7/2014	2008
Walgreens	South Bend	IN	3,063	1,240	5,015	—	6,255	(825)	2/7/2014	2006
Walgreens	Wichita	KS	—	385	4,286	—	4,671	(679)	2/7/2014	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Frankfort	KY	—	911	3,643	—	4,554	(1,066)	2/8/2012	2006
Walgreens	Shereveport	LA	—	619	3,509	—	4,128	(1,026)	2/22/2012	2003
Walgreens	Framingham	MA	2,991	2,103	4,770	—	6,873	(746)	2/7/2014	2007
Walgreens	Baltimore	MD	—	1,185	2,764	—	3,949	(560)	8/6/2013	2000
Walgreens	Brooklyn Park	MD	—	1,416	4,160	—	5,576	(648)	2/7/2014	2008
Walgreens	Augusta	ME	3,099	1,648	5,146	—	6,794	(859)	2/7/2014	2007
Walgreens	Clarkston	MI	—	2,768	3,197	—	5,965	(519)	2/7/2014	2000
Walgreens	Clinton	MI	—	1,463	3,413	—	4,876	(845)	11/13/2012	2002
Walgreens	Dearborn Heights	MI	—	190	3,605	—	3,795	(802)	4/1/2013	1998
Walgreens	Eastpointe	MI	—	668	2,672	—	3,340	(795)	1/19/2012	1998
Walgreens	Lincoln Park	MI	5,494	1,041	5,896	—	6,937	(1,577)	7/31/2012	2007
Walgreens	Livonia	MI	—	261	2,350	—	2,611	(523)	4/1/2013	1998
Walgreens	Stevensville	MI	3,100	855	3,420	—	4,275	(1,039)	11/28/2011	2007
Walgreens	Troy	MI	—	—	1,896	—	1,896	(460)	12/12/2012	2000
Walgreens	Warren	MI	—	748	2,991	—	3,739	(740)	11/21/2012	1999
Walgreens	North Mankato	MN	2,484	1,748	3,604	—	5,352	(590)	2/7/2014	2008
Walgreens	Country Club Hills	MO	—	997	4,204	—	5,201	(624)	2/7/2014	2009
Walgreens	Independence	MO	—	1,122	3,816	—	4,938	(619)	2/7/2014	2001
Walgreens	Columbia	MS	3,091	452	4,072	—	4,524	(987)	12/21/2012	2011
Walgreens	Greenwood	MS	—	561	3,181	—	3,742	(930)	2/22/2012	2007
Walgreens	Jackson	MS	—	983	2,996	—	3,979	(539)	2/18/2014	1998
Walgreens	Cape Carteret	NC	2,400	919	3,087	—	4,006	(495)	2/7/2014	2008
Walgreens	Durham	NC	2,871	1,441	3,581	—	5,022	(640)	2/7/2014	2010
Walgreens	Durham	NC	2,798	2,201	2,923	—	5,124	(568)	2/7/2014	2008
Walgreens	Laurinburg	NC	—	355	3,577	—	3,932	(608)	2/26/2014	2013
Walgreens	Leland	NC	2,472	1,226	3,681	—	4,907	(607)	2/7/2014	2008
Walgreens	Rocky Mount	NC	2,941	1,105	4,046	—	5,151	(737)	2/7/2014	2009
Walgreens	Winterville	NC	2,972	578	5,322	—	5,900	(901)	2/7/2014	2009
Walgreens	North Platte	NE	—	935	4,292	—	5,227	(711)	2/7/2014	2009
Walgreens	Omaha	NE	2,530	1,316	4,122	—	5,438	(675)	2/7/2014	2009
Walgreens	Papillion	NE	—	1,239	3,212	—	4,451	(516)	2/7/2014	2009
Walgreens	Maplewood	NJ	4,700	1,071	6,071	—	7,142	(1,844)	11/18/2011	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Albuquerque	NM	—	1,173	2,287	—	3,460	(375)	2/7/2014	1996
Walgreens	Las Vegas	NV	6,566	1,528	6,114	—	7,642	(1,697)	5/30/2012	2009
Walgreens	Las Vegas	NV	—	700	2,801	—	3,501	(623)	4/30/2013	2001
Walgreens	Lockport	NY	—	2,358	2,301	—	4,659	(375)	4/21/2014	1998
Walgreens	Staten Island	NY	3,081	—	3,984	—	3,984	(1,220)	10/5/2011	2007
Walgreens	Watertown	NY	—	2,937	2,664	—	5,601	(440)	2/7/2014	2006
Walgreens	Akron	OH	1,683	664	1,548	—	2,212	(337)	5/31/2013	1994
Walgreens	Bryan	OH	—	219	4,154	—	4,373	(1,215)	2/22/2012	2007
Walgreens	Cleveland	OH	—	472	1,890	68	2,430	(300)	5/19/2014	1994
Walgreens	Cleveland	OH	2,643	743	4,757	—	5,500	(784)	2/7/2014	2008
Walgreens	Eaton	OH	3,068	398	3,586	—	3,984	(977)	6/27/2012	2008
Walgreens	Medina	OH	—	820	4,585	—	5,405	(713)	2/7/2014	2001
Walgreens	New Albany	OH	—	919	3,424	—	4,343	(531)	2/7/2014	2006
Walgreens	Edmond	OK	2,240	697	4,288	—	4,985	(690)	2/7/2014	2000
Walgreens	Stillwater	OK	—	368	4,368	—	4,736	(698)	2/7/2014	2000
Walgreens	Tahlequah	OK	2,940	647	3,664	—	4,311	(870)	1/2/2013	2008
Walgreens	Tulsa	OK	—	1,147	2,904	—	4,051	(467)	2/7/2014	2001
Walgreens	Aibonito Pueblo	PR	5,695	1,855	5,566	—	7,421	(1,266)	3/5/2013	2012
Walgreens	Las Piedras	PR	5,292	1,726	5,179	—	6,905	(1,152)	4/3/2013	1995
Walgreens	Anderson	SC	—	835	3,342	—	4,177	(977)	2/8/2012	2006
Walgreens	Easley	SC	3,685	1,206	3,617	—	4,823	(986)	6/27/2012	2007
Walgreens	Fort Mill	SC	2,272	1,300	2,760	—	4,060	(498)	2/7/2014	2010
Walgreens	Greenville	SC	3,991	1,313	3,940	—	5,253	(1,074)	6/27/2012	2006
Walgreens	Lancaster	SC	2,923	1,941	3,526	—	5,467	(643)	2/7/2014	2009
Walgreens	Myrtle Beach	SC	—	—	2,077	—	2,077	(626)	12/29/2011	2001
Walgreens	N. Charleston	SC	3,380	1,320	3,081	—	4,401	(840)	6/27/2012	2007
Walgreens	Spearfish	SD	—	1,116	4,158	—	5,274	(675)	2/7/2014	2008
Walgreens	Bartlett	TN	—	2,358	2,194	—	4,552	(350)	2/7/2014	2001
Walgreens	Cordova	TN	2,254	1,005	2,345	—	3,350	(581)	11/9/2012	2002
Walgreens	Memphis	TN	2,418	896	2,687	—	3,583	(678)	10/2/2012	2003
Walgreens	Anthony	TX	—	644	4,369	—	5,013	(663)	2/7/2014	2008
Walgreens	Baytown	TX	2,432	953	4,299	—	5,252	(679)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Denton	TX	—	1,184	3,726	—	4,910	(588)	2/7/2014	2009
Walgreens	Houston	TX	—	491	1,965	—	2,456	(357)	5/19/2014	1993
Walgreens	Fredericksburg	VA	—	2,320	3,789	—	6,109	(696)	2/7/2014	2008
Walgreens	Portsmouth	VA	1,465	730	3,311	—	4,041	(621)	11/5/2013	1998
Walgreens	Appleton	WI	1,844	975	3,047	—	4,022	(494)	2/7/2014	2008
Walgreens	Appleton	WI	2,687	1,198	4,344	—	5,542	(709)	2/7/2014	2008
Walgreens	Beloit	WI	2,184	721	3,653	—	4,374	(600)	2/7/2014	2008
Walgreens	Janesville	WI	—	1,039	5,315	—	6,354	(857)	2/7/2014	2008
Walgreens	Janesville	WI	2,195	593	4,009	—	4,602	(643)	2/7/2014	2010
Walgreens	Bridgeport	WV	—	1,315	3,176	—	4,491	(543)	2/18/2014	2011
Wal-Mart	Pueblo	CO	8,250	2,586	12,512	—	15,098	(2,059)	2/7/2014	1998
Wal-Mart	Douglasville	GA	—	3,559	17,588	—	21,147	(2,688)	2/7/2014	1999
Wal-Mart	Valdosta	GA	—	3,909	9,447	—	13,356	(1,489)	2/7/2014	1998
Wal-Mart	Cary	NC	—	2,314	5,550	—	7,864	(862)	2/7/2014	2005
Wal-Mart	Albuquerque	NM	—	10,991	—	—	10,991	—	2/7/2014	2008
Wal-Mart	Las Vegas	NV	—	17,038	—	—	17,038	—	2/7/2014	2001
Wal-Mart	Lancaster	SC	—	2,714	11,677	—	14,391	(1,841)	2/7/2014	1999
Wal-Mart	Oneida	TN	—	1,803	8,580	—	10,383	(1,319)	2/7/2014	1999
WaWa	Gap	PA	—	561	5,054	—	5,615	(774)	2/7/2014	2004
WaWa	Portsmouth	VA	1,241	1,573	—	—	1,573	—	2/7/2014	2008
Weir Oil and Gas	Williston	ND	—	273	6,232	—	6,505	(695)	6/25/2014	2012
Wells Fargo	Hillsboro	OR	—	10,480	19,287	—	29,767	(2,436)	2/7/2014	1978
Wells Fargo	Lebanon	PA	—	80	435	—	515	(75)	1/8/2014	1995
Wendy's	Anniston	AL	—	454	591	—	1,045	(116)	6/27/2013	1976
Wendy's	Auburn	AL	—	718	1,334	—	2,052	(243)	7/31/2013	2000
Wendy's	Birmingham	AL	—	562	990	—	1,552	(194)	6/27/2013	2005
Wendy's	Homewood	AL	—	995	—	—	995	—	6/27/2013	1995
Wendy's	Phenix City	AL	—	529	1,178	—	1,707	(231)	6/27/2013	1999
Wendy's	Arkadelphia	AR	—	225	633	—	858	(124)	6/27/2013	1990
Wendy's	Batesville	AR	—	155	878	—	1,033	(160)	7/31/2013	1995
Wendy's	Benton	AR	—	478	1,018	—	1,496	(200)	6/27/2013	1993
Wendy's	Bentonville	AR	—	648	708	—	1,356	(139)	6/27/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Bryant	AR	—	529	575	—	1,104	(113)	6/27/2013	1995
Wendy's	Cabot	AR	—	524	707	—	1,231	(139)	6/27/2013	1991
Wendy's	Conway	AR	—	478	594	—	1,072	(117)	6/27/2013	1985
Wendy's	Conway	AR	—	482	833	—	1,315	(163)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	408	830	—	1,238	(163)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	463	463	—	926	(84)	7/31/2013	1989
Wendy's	Fort Smith	AR	—	195	1,186	(11)	1,370	(233)	6/27/2013	1995
Wendy's	Fort Smith	AR	—	63	1,016	—	1,079	(199)	6/27/2013	1995
Wendy's	Little Rock	AR	—	278	878	—	1,156	(172)	6/27/2013	1976
Wendy's	Little Rock	AR	—	990	623	—	1,613	(301)	6/27/2013	1982
Wendy's	Little Rock	AR	—	605	463	—	1,068	(91)	6/27/2013	1987
Wendy's	Little Rock	AR	—	501	501	—	1,002	(91)	7/31/2013	1983
Wendy's	Little Rock	AR	—	773	773	—	1,546	(141)	7/31/2013	1994
Wendy's	Little Rock	AR	—	532	650	—	1,182	(119)	7/31/2013	1978
Wendy's	Pine Bluff	AR	—	221	1,022	—	1,243	(201)	6/27/2013	1989
Wendy's	Rogers	AR	—	579	912	—	1,491	(179)	6/27/2013	1995
Wendy's	Russellville	AR	—	356	638	—	994	(125)	6/27/2013	1985
Wendy's	Springdale	AR	—	323	896	—	1,219	(176)	6/27/2013	1994
Wendy's	Springdale	AR	—	410	821	—	1,231	(161)	6/27/2013	1995
Wendy's	Stuttgart	AR	—	67	1,038	—	1,105	(204)	6/27/2013	2001
Wendy's	Van Buren	AR	—	197	748	—	945	(147)	6/27/2013	1994
Wendy's	Payson	AZ	—	679	829	—	1,508	(151)	7/31/2013	1986
Wendy's	Camarillo	CA	—	320	2,253	—	2,573	(432)	6/27/2013	1995
Wendy's	Groton	CT	—	1,099	900	—	1,999	(164)	7/31/2013	1978
Wendy's	Norwich	CT	—	703	937	—	1,640	(184)	6/27/2013	1980
Wendy's	Orange	CT	—	1,343	1,641	—	2,984	(299)	7/31/2013	1995
Wendy's	Cocoa	FL	—	249	567	—	816	(111)	6/27/2013	1979
Wendy's	Indialantic	FL	—	592	614	—	1,206	(121)	6/27/2013	1985
Wendy's	Lake Wales	FL	—	975	1,462	—	2,437	(267)	7/31/2013	1999
Wendy's	Lynn Haven	FL	—	446	852	—	1,298	(167)	6/27/2013	1995
Wendy's	Melbourne	FL	—	550	681	—	1,231	(134)	6/27/2013	1993
Wendy's	Merritt Island	FL	—	720	589	—	1,309	(107)	7/31/2013	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	New Smyrna Beach	FL	—	476	394	—	870	(77)	6/27/2013	1982
Wendy's	Ormond Beach	FL	—	626	561	—	1,187	(110)	6/27/2013	1994
Wendy's	Ormond Beach	FL	—	503	503	—	1,006	(92)	7/31/2013	1984
Wendy's	Panama City	FL	—	461	529	—	990	(104)	6/27/2013	1984
Wendy's	Panama City	FL	—	445	837	—	1,282	(164)	6/27/2013	1987
Wendy's	Port Orange	FL	—	695	569	—	1,264	(104)	7/31/2013	1996
Wendy's	South Daytona	FL	—	531	432	—	963	(85)	6/27/2013	1980
Wendy's	Tallahassee	FL	—	952	514	—	1,466	(101)	6/27/2013	1986
Wendy's	Tallahassee	FL	—	855	505	—	1,360	(99)	6/27/2013	1986
Wendy's	Titusville	FL	—	528	239	—	767	(47)	6/27/2013	1978
Wendy's	Titusville	FL	—	415	761	—	1,176	(149)	6/27/2013	1984
Wendy's	Titusville	FL	—	414	770	—	1,184	(140)	7/31/2013	1996
Wendy's	Albany	GA	—	414	1,656	—	2,070	(302)	7/31/2013	1995
Wendy's	Albany	GA	—	383	748	—	1,131	(116)	3/26/2014	1999
Wendy's	Austell	GA	—	383	506	—	889	(99)	6/27/2013	1994
Wendy's	Brunswick	GA	—	306	435	—	741	(85)	6/27/2013	1985
Wendy's	Columbus	GA	—	701	1,787	—	2,488	(351)	6/27/2013	1999
Wendy's	Columbus	GA	—	743	1,185	—	1,928	(233)	6/27/2013	1988
Wendy's	Columbus	GA	—	478	2,209	—	2,687	(434)	6/27/2013	2003
Wendy's	Columbus	GA	—	223	1,380	—	1,603	(214)	3/26/2014	1982
Wendy's	Douglasville	GA	—	605	776	—	1,381	(152)	6/27/2013	1993
Wendy's	Eastman	GA	—	258	473	—	731	(93)	6/27/2013	1996
Wendy's	Fairburn	GA	—	1,076	1,316	—	2,392	(240)	7/31/2013	2002
Wendy's	Hogansville	GA	—	240	1,359	—	1,599	(248)	7/31/2013	1985
Wendy's	Lithia Springs	GA	—	668	774	—	1,442	(152)	6/27/2013	1988
Wendy's	Morrow	GA	—	755	922	—	1,677	(168)	7/31/2013	1990
Wendy's	Savannah	GA	—	720	720	—	1,440	(131)	7/31/2013	2001
Wendy's	Sharpsburg	GA	—	649	1,299	—	1,948	(255)	6/27/2013	2002
Wendy's	Stockbridge	GA	—	480	558	—	1,038	(110)	6/27/2013	1987
Wendy's	Bourbonnais	IL	—	346	1,039	—	1,385	(190)	7/31/2013	1993
Wendy's	Joliet	IL	—	642	963	—	1,605	(176)	7/31/2013	1977
Wendy's	Kankakee	IL	—	250	1,419	—	1,669	(259)	7/31/2013	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Mokena	IL	—	665	997	—	1,662	(182)	7/31/2013	1992
Wendy's	Normal	IL	—	443	991	—	1,434	(153)	3/26/2014	1985
Wendy's	Anderson	IN	—	872	736	—	1,608	(144)	6/27/2013	1978
Wendy's	Anderson	IN	—	859	708	—	1,567	(139)	6/27/2013	1978
Wendy's	Anderson	IN	—	505	757	—	1,262	(138)	7/31/2013	1995
Wendy's	Anderson	IN	—	584	713	—	1,297	(130)	7/31/2013	1976
Wendy's	Avon	IN	—	538	407	—	945	(94)	2/7/2014	1990
Wendy's	Avon	IN	—	638	330	—	968	(103)	2/7/2014	1999
Wendy's	Carmel	IN	—	736	211	—	947	(53)	2/7/2014	1980
Wendy's	Carmel	IN	—	915	178	—	1,093	(66)	2/7/2014	2001
Wendy's	Connersville	IN	—	324	1,298	—	1,622	(237)	7/31/2013	1989
Wendy's	Fishers	IN	—	855	147	—	1,002	(55)	2/7/2014	1999
Wendy's	Fishers	IN	—	761	229	—	990	(70)	2/7/2014	2012
Wendy's	Greenfield	IN	—	429	214	—	643	(55)	2/7/2014	1980
Wendy's	Indianapolis	IN	—	751	212	—	963	(67)	2/7/2014	1993
Wendy's	Lebanon	IN	—	1,265	108	—	1,373	(50)	2/7/2014	1979
Wendy's	Noblesville	IN	—	590	42	—	632	(14)	2/7/2014	1988
Wendy's	Pendleton	IN	—	448	895	—	1,343	(176)	6/27/2013	2005
Wendy's	Richmond	IN	—	735	1,716	—	2,451	(313)	7/31/2013	1989
Wendy's	Richmond	IN	—	661	992	—	1,653	(181)	7/31/2013	1989
Wendy's	Benton	KY	—	252	926	—	1,178	(143)	3/26/2014	2001
Wendy's	Louisville	KY	—	834	1,379	—	2,213	(271)	6/27/2013	2001
Wendy's	Louisville	KY	—	532	1,221	—	1,753	(240)	6/27/2013	1998
Wendy's	Louisville	KY	—	857	1,421	—	2,278	(279)	6/27/2013	2000
Wendy's	Mayfield	KY	—	242	779	—	1,021	(120)	3/26/2014	1986
Wendy's	Baton Rouge	LA	—	316	782	—	1,098	(153)	6/27/2013	1998
Wendy's	Minden	LA	—	182	936	—	1,118	(184)	6/27/2013	2001
Wendy's	Worcester	MA	—	370	1,288	—	1,658	(247)	6/27/2013	1995
Wendy's	Baltimore	MD	—	760	802	—	1,562	(157)	6/27/2013	1995
Wendy's	Baltimore	MD	—	904	1,036	—	1,940	(203)	6/27/2013	2002
Wendy's	Landover	MD	—	340	267	—	607	(52)	6/27/2013	1978
Wendy's	Pasadena	MD	—	1,049	1,902	—	2,951	(373)	6/27/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Salisbury	MD	—	370	1,299	—	1,669	(249)	6/27/2013	1995
Wendy's	Suitland	MD	—	332	275	—	607	(54)	6/27/2013	1979
Wendy's	Madison Heights	MI	—	198	725	—	923	(142)	6/27/2013	1998
Wendy's	Picayune	MS	—	437	1,032	—	1,469	(160)	3/26/2014	1983
Wendy's	Kinston	NC	—	491	1,159	—	1,650	(171)	5/1/2014	2004
Wendy's	Bellevue	NE	—	338	484	—	822	(95)	6/27/2013	1981
Wendy's	Millville	NJ	—	373	1,169	—	1,542	(229)	6/27/2013	1994
Wendy's	Henderson	NV	—	933	842	—	1,775	(157)	2/7/2014	1997
Wendy's	Henderson	NV	—	882	457	—	1,339	(85)	2/7/2014	1999
Wendy's	Henderson	NV	—	785	508	—	1,293	(102)	2/7/2014	2000
Wendy's	Las Vegas	NV	—	398	589	—	987	(96)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	919	562	—	1,481	(109)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	789	583	—	1,372	(97)	2/7/2014	1984
Wendy's	Las Vegas	NV	—	725	458	—	1,183	(88)	2/7/2014	1986
Wendy's	Las Vegas	NV	—	915	724	—	1,639	(131)	2/7/2014	1991
Wendy's	Las Vegas	NV	—	633	392	—	1,025	(67)	2/7/2014	1994
Wendy's	Auburn	NY	—	465	1,085	—	1,550	(198)	7/31/2013	1977
Wendy's	Binghamton	NY	—	293	879	—	1,172	(160)	7/31/2013	1978
Wendy's	Corning	NY	—	191	1,717	—	1,908	(313)	7/31/2013	1996
Wendy's	Cortland	NY	—	635	952	—	1,587	(174)	7/31/2013	1984
Wendy's	Endicott	NY	—	313	1,253	—	1,566	(229)	7/31/2013	1987
Wendy's	Fulton	NY	—	392	1,181	—	1,573	(183)	3/26/2014	1980
Wendy's	Horseheads	NY	—	72	1,369	—	1,441	(250)	7/31/2013	1982
Wendy's	Liverpool	NY	—	530	864	—	1,394	(60)	3/26/2014	1980
Wendy's	Oswego	NY	—	190	645	—	835	(100)	3/26/2014	1986
Wendy's	Owego	NY	—	101	1,915	—	2,016	(349)	7/31/2013	1989
Wendy's	Vestal	NY	—	488	878	—	1,366	(61)	3/26/2014	1995
Wendy's	Belpre	OH	—	297	1,195	—	1,492	(185)	3/26/2014	2000
Wendy's	Bowling Green	OH	—	502	932	(926)	508	(19)	7/31/2013	1994
Wendy's	Brookville	OH	—	448	1,072	—	1,520	(166)	3/26/2014	1984
Wendy's	Buckeye Lake	OH	—	864	877	—	1,741	(172)	6/27/2013	2000
Wendy's	Centerville	OH	—	615	1,434	—	2,049	(262)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Cincinnati	OH	—	939	1,408	—	2,347	(257)	7/31/2013	1980
Wendy's	Dayton	OH	—	723	1,343	—	2,066	(245)	7/31/2013	1977
Wendy's	Dayton	OH	—	304	1,264	—	1,568	(195)	3/26/2014	1974
Wendy's	Dayton	OH	—	288	813	—	1,101	(126)	3/26/2014	1985
Wendy's	Dayton	OH	—	342	848	—	1,190	(131)	3/26/2014	1973
Wendy's	Dayton	OH	—	274	1,029	—	1,303	(165)	3/26/2014	2004
Wendy's	Dayton	OH	—	286	869	—	1,155	(134)	3/26/2014	1977
Wendy's	Dayton	OH	—	259	838	—	1,097	(130)	3/26/2014	1985
Wendy's	Eaton	OH	—	207	1,084	—	1,291	(76)	3/26/2014	1993
Wendy's	Englewood	OH	—	261	924	—	1,185	(143)	3/26/2014	1976
Wendy's	Fairborn	OH	—	629	1,468	—	2,097	(268)	7/31/2013	1999
Wendy's	Fairborn	OH	—	604	1,408	—	2,012	(257)	7/31/2013	1992
Wendy's	Fairborn	OH	—	271	828	—	1,099	(128)	3/26/2014	1975
Wendy's	Fairfield	OH	—	794	971	—	1,765	(177)	7/31/2013	1981
Wendy's	Hamilton	OH	—	655	1,848	—	2,503	(363)	6/27/2013	2001
Wendy's	Hamilton	OH	—	697	1,295	—	1,992	(236)	7/31/2013	1974
Wendy's	Hamilton	OH	—	908	1,362	—	2,270	(248)	7/31/2013	2002
Wendy's	Hillsboro	OH	—	291	1,408	—	1,699	(276)	6/27/2013	1985
Wendy's	Lancaster	OH	—	552	1,025	—	1,577	(187)	7/31/2013	1984
Wendy's	Miamisburg	OH	—	888	1,086	—	1,974	(198)	7/31/2013	1995
Wendy's	Middletown	OH	—	755	1,133	—	1,888	(207)	7/31/2013	1995
Wendy's	Middletown	OH	—	752	920	—	1,672	(168)	7/31/2013	1995
Wendy's	Middletown	OH	—	494	1,481	—	1,975	(270)	7/31/2013	1977
Wendy's	Saint Bernard	OH	—	432	1,009	—	1,441	(184)	7/31/2013	1985
Wendy's	Springboro	OH	—	891	1,336	—	2,227	(244)	7/31/2013	1982
Wendy's	Swanton	OH	—	430	1,233	—	1,663	(236)	6/27/2013	1995
Wendy's	Sylvania	OH	—	300	799	—	1,099	(153)	6/27/2013	1995
Wendy's	West Carrollton	OH	—	708	865	—	1,573	(158)	7/31/2013	1979
Wendy's	West Chester	OH	—	944	772	—	1,716	(141)	7/31/2013	1982
Wendy's	West Chester	OH	—	616	924	—	1,540	(169)	7/31/2013	2005
Wendy's	Whitehall	OH	—	716	863	—	1,579	(169)	6/27/2013	1983
Wendy's	Wintersville	OH	—	621	1,450	—	2,071	(264)	7/31/2013	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Edmond	OK	—	791	697	—	1,488	(108)	3/27/2014	1979
Wendy's	Enid	OK	—	158	893	—	1,051	(163)	7/31/2013	2003
Wendy's	Ponca City	OK	—	529	983	—	1,512	(179)	7/31/2013	1979
Wendy's	Sayre	PA	—	372	1,115	—	1,487	(203)	7/31/2013	1994
Wendy's	Anderson	SC	—	734	897	—	1,631	(268)	7/31/2013	1995
Wendy's	Columbia	SC	—	1,368	—	—	1,368	—	6/27/2013	1995
Wendy's	Greenville	SC	—	516	631	—	1,147	(115)	7/31/2013	1975
Wendy's	N. Myrtle Beach	SC	—	464	861	—	1,325	(157)	7/31/2013	1983
Wendy's	Spartanburg	SC	—	699	572	—	1,271	(104)	7/31/2013	1977
Wendy's	Brentwood	TN	—	339	1,356	—	1,695	(247)	7/31/2013	1982
Wendy's	Crossville	TN	—	190	760	—	950	(139)	7/31/2013	1978
Wendy's	Knoxville	TN	—	330	1,161	—	1,491	(223)	6/27/2013	1995
Wendy's	Knoxville	TN	—	330	1,132	—	1,462	(217)	6/27/2013	1995
Wendy's	Manchester	TN	—	245	1,390	—	1,635	(254)	7/31/2013	1984
Wendy's	Mcminnville	TN	—	255	1,443	—	1,698	(263)	7/31/2013	2010
Wendy's	Millington	TN	—	380	1,208	—	1,588	(232)	6/27/2013	1995
Wendy's	Murfreesboro	TN	—	586	1,088	—	1,674	(199)	7/31/2013	1983
Wendy's	Nashville	TN	—	592	1,100	—	1,692	(201)	7/31/2013	1983
Wendy's	Nashville	TN	—	328	1,313	—	1,641	(239)	7/31/2013	1983
Wendy's	Arlington	TX	—	1,322	1,546	—	2,868	(303)	6/27/2013	1994
Wendy's	Corpus Christi	TX	—	646	1,199	—	1,845	(219)	7/31/2013	1987
Wendy's	El Paso	TX	—	630	1,889	—	2,519	(345)	7/31/2013	1996
Wendy's	Kingwood	TX	—	304	1,724	(944)	1,084	(33)	7/31/2013	2001
Wendy's	San Antonio	TX	—	268	630	—	898	(124)	6/27/2013	1985
Wendy's	San Antonio	TX	—	410	451	—	861	(89)	6/27/2013	1987
Wendy's	San Antonio	TX	—	707	603	—	1,310	(94)	2/7/2014	1990
Wendy's	San Antonio	TX	—	633	1,388	—	2,021	(199)	2/7/2014	1992
Wendy's	San Antonio	TX	—	1,007	546	—	1,553	(87)	2/7/2014	1995
Wendy's	San Antonio	TX	—	703	45	—	748	(14)	2/7/2014	2000
Wendy's	San Antonio	TX	—	788	45	—	833	(14)	2/7/2014	2003
Wendy's	San Marcos	TX	—	714	1,024	—	1,738	(154)	2/7/2014	2002
Wendy's	Schertz	TX	—	793	109	—	902	(20)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Selma	TX	—	841	117	—	958	(18)	2/7/2014	2003
Wendy's	Bluefield	VA	—	450	1,927	—	2,377	(369)	6/27/2013	1995
Wendy's	Christiansburg	VA	—	416	624	—	1,040	(114)	7/31/2013	1980
Wendy's	Dublin	VA	—	384	1,402	—	1,786	(275)	6/27/2013	1993
Wendy's	Emporia	VA	—	631	1,424	—	2,055	(280)	6/27/2013	1994
Wendy's	Hayes	VA	—	304	859	—	1,163	(169)	6/27/2013	1992
Wendy's	Hillsville	VA	—	324	973	—	1,297	(177)	7/31/2013	2001
Wendy's	Lebanon	VA	—	431	1,006	—	1,437	(184)	7/31/2013	1983
Wendy's	Mechanicsville	VA	—	521	704	—	1,225	(138)	6/27/2013	1989
Wendy's	Midlothian	VA	—	230	1,300	—	1,530	(249)	6/27/2013	1995
Wendy's	North Tazewell	VA	—	124	560	—	684	(110)	6/27/2013	1980
Wendy's	Pounding Mill	VA	—	296	1,404	—	1,700	(276)	6/27/2013	2004
Wendy's	South Hill	VA	—	313	976	(421)	868	(59)	6/27/2013	1995
Wendy's	Woodbridge	VA	—	1,193	1,598	—	2,791	(314)	6/27/2013	1996
Wendy's	Woodbridge	VA	—	521	615	—	1,136	(121)	6/27/2013	1978
Wendy's	Wytheville	VA	—	598	897	—	1,495	(164)	7/31/2013	2003
Wendy's	Bellingham	WA	—	502	477	—	979	(78)	2/7/2014	1994
Wendy's	Bothell	WA	—	687	292	—	979	(37)	2/7/2014	2004
Wendy's	Burlington	WA	—	425	806	—	1,231	(158)	6/27/2013	1994
Wendy's	Port Angeles	WA	—	422	503	—	925	(139)	2/7/2014	1980
Wendy's	Redmond	WA	—	969	123	—	1,092	(13)	2/7/2014	1977
Wendy's	Silverdale	WA	—	808	201	—	1,009	(91)	2/7/2014	1995
Wendy's	Beloit	WI	—	1,138	931	—	2,069	(170)	7/31/2013	2002
Wendy's	Fitchburg	WI	—	662	1,230	—	1,892	(224)	7/31/2013	2003
Wendy's	Germantown	WI	—	419	1,257	—	1,676	(229)	7/31/2013	1989
Wendy's	Greenfield	WI	—	487	1,137	—	1,624	(207)	7/31/2013	2001
Wendy's	Janesville	WI	—	647	971	—	1,618	(177)	7/31/2013	1991
Wendy's	Kenosha	WI	—	322	1,290	—	1,612	(235)	7/31/2013	1984
Wendy's	Kenosha	WI	—	965	1,447	—	2,412	(264)	7/31/2013	1986
Wendy's	Madison	WI	—	454	1,362	—	1,816	(248)	7/31/2013	1998
Wendy's	Milwaukee	WI	—	810	810	—	1,620	(148)	7/31/2013	1979
Wendy's	Milwaukee	WI	—	338	1,351	—	1,689	(247)	7/31/2013	1985

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2016 (3) (4)
Property	City	State	Encumbrances at December 31, 2016	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Milwaukee	WI	—	436	1,016	—	1,452	(185)	7/31/2013	1983
Wendy's	New Berlin	WI	—	903	739	—	1,642	(135)	7/31/2013	1983
Wendy's	Oak Creek	WI	—	577	1,347	—	1,924	(246)	7/31/2013	1999
Wendy's	Sheboygan	WI	—	676	1,014	—	1,690	(185)	7/31/2013	1995
Wendy's	West Allis	WI	—	583	1,083	—	1,666	(197)	7/31/2013	1984
Wendy's	Beaver	WV	—	290	1,156	—	1,446	(222)	6/27/2013	1995
Wendy's	Bridgeport	WV	—	273	818	—	1,091	(149)	7/31/2013	1984
Wendy's	Buckhannon	WV	—	157	890	—	1,047	(162)	7/31/2013	1987
Wendy's	Clarksburg	WV	—	277	1,181	—	1,458	(183)	3/26/2014	1980
Wendy's	Fairmont	WV	—	224	1,119	—	1,343	(220)	6/27/2013	1983
Wendy's	Parkersburg	WV	—	295	885	—	1,180	(161)	7/31/2013	1979
Wendy's	Parkersburg	WV	—	311	1,243	—	1,554	(227)	7/31/2013	1977
Wendy's	Parkersburg	WV	—	241	964	—	1,205	(176)	7/31/2013	1996
Wendy's	Ripley	WV	—	273	871	—	1,144	(171)	6/27/2013	1984
Wendy's	Saint Marys	WV	—	70	1,322	—	1,392	(241)	7/31/2013	2001
Wendy's	Vienna	WV	—	301	702	—	1,003	(128)	7/31/2013	1976
West Marine	Anchorage	AK	—	1,220	2,531	—	3,751	(375)	3/31/2014	1995
West Marine	Fort Lauderdale	FL	—	4,337	9,052	—	13,389	(1,238)	2/7/2014	2011
West Marine	Harrison Township	MI	—	452	2,092	—	2,544	(399)	2/7/2014	2009
West Marine	Deltaville	VA	—	425	2,409	—	2,834	(603)	7/31/2012	2012
Whataburger	Edna	TX	—	290	869	—	1,159	(159)	7/31/2013	1986
Whataburger	El Campo	TX	—	693	1,013	—	1,706	(199)	6/27/2013	1986
Whataburger	Ingleside	TX	—	1,106	474	—	1,580	(86)	7/31/2013	1986
Whataburger	Lubbock	TX	—	432	647	—	1,079	(118)	7/31/2013	1992
Whole Foods	Hinsdale	IL	5,709	5,499	7,389	—	12,888	(1,230)	2/7/2014	1999
Wild Bill's Sports Salon	Rochester	MN	—	1,347	1,102	—	2,449	(227)	7/31/2013	1993
Willbros Group, Inc.	Tulsa	OK	—	2,239	6,375	—	8,614	(671)	6/25/2014	1982
Williams Sonoma	Olive Branch	MS	28,350	2,330	44,266	—	46,596	(11,813)	8/10/2012	2001
Winn-Dixie	Jacksonville	FL	63,240	4,360	82,835	—	87,195	(15,215)	4/24/2013	2000
Worrior Energy Services	Midland	TX	—	508	816	—	1,324	(105)	6/25/2014	2012
Z'Tejas	Austin	TX	—	837	1,797	—	2,634	(365)	6/27/2013	1998
			$2,629,949	$2,942,810	$10,738,812	$(141,701)	$13,539,921	$(1,766,006)
___

____________________________________________

(1)	Initial costs exclude subsequent impairment charges.

(2)	Consists of capital expenditures and real estate development costs, net of condemnations, easements and impairment charges.

(3)	Gross intangible lease assets of $2.04 billion and the associated accumulated amortization of $565.6 million are not reflected in the table above.

(4)	The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2016 was $15.3 billion.

(5)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, five to 15 years for building fixtures and improvements.

The following is a reconciliation of the gross real estate activity for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$14,566,343	$15,857,507	$6,699,547
Additions:
Acquisitions	91,052	33,695	11,095,559
Improvements	25,781	60,321	114,070
Deductions/Other:
Dispositions	(878,552)	(1,261,724)	(1,945,186)
Impairments	(228,750)	(106,064)	(105,367)
Reclassified to assets held for sale	(36,722)	(16,761)	(1,116)
Other	769	(631)	—
Balance, end of year	$13,539,921	$14,566,343	$15,857,507

The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$1,331,751	$775,050	$205,712
Additions:
Depreciation expense	586,321	630,347	628,340
Deductions:
Dispositions	(77,987)	(49,907)	(49,377)
Impairments	(69,040)	(23,196)	(9,625)
Reclassified to assets held for sale	(5,039)	(543)	—
Balance, end of year	$1,766,006	$1,331,751	$775,050

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE IV – MORTGAGE LOANS HELD FOR INVESTMENT
December 31, 2016 (in thousands)

Schedule IV – Mortgage Loans Held For Investment

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	12/15/2026	P&I	N/A	$2,598	$2,836	$—
CVS Caremark Corporation	Evansville, IN	6.22%	1/15/2033	P&I	N/A	2,670	2,934	—
CVS Caremark Corporation	Greensboro, GA	6.52%	1/15/2030	P&I	N/A	1,002	1,116	—
CVS Caremark Corporation	Shelby Twp., MI	5.98%	1/15/2031	P&I	N/A	2,022	2,177	—
Koninklijke Ahold, N.V.	Bensalem, PA	7.24%	5/15/2020	P&I	N/A	1,489	1,617	—
Lowes Companies, Inc.	Framingham, MA	5.87%	9/15/2031	(1)	N/A	5,872	1,944	—
Walgreen Co.	Dallas, TX	6.46%	12/15/2029	P&I	N/A	2,517	2,796	—
Walgreen Co.	Nacogdoches, TX	6.80%	9/15/2030	P&I	N/A	2,758	3,116	—
Walgreen Co.	Rosemead, CA	6.26%	12/15/2029	P&I	N/A	3,848	4,228	—
Total						$24,776	$22,764	$—
_______________________________________________
(1) Zero coupon rate with balloon payment due at maturity.

	Years Ended December 31,
	2016	2015	2014
Beginning Balance	$24,238	$26,806	$26,279
Additions during the year:
Acquired in Cole Merger	—	—	72,326
Investments in mortgage notes	—	—	2,952
Deductions during the year:
Principal payments received on loan investments	(1,339)	(2,417)	(74,109)
Amortization of unearned discounts and premiums	(135)	(151)	(642)
Ending Balance	$22,764	$24,238	$26,806