Form 10-Q
period 2017-03-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2017-05-04
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

VEREIT, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐

	Smaller reporting company	☐	Emerging growth company	☐

VEREIT Operating Partnership, L.P.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 974,311,931 shares of common stock of VEREIT, Inc. outstanding as of May 2, 2017.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2017 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended March 31, 2017

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,868,447	$2,895,625
Buildings, fixtures and improvements	10,630,598	10,644,296
Intangible lease assets	2,017,739	2,044,521
Total real estate investments, at cost	15,516,784	15,584,442
Less: accumulated depreciation and amortization	2,494,811	2,331,643
Total real estate investments, net	13,021,973	13,252,799
Investment in unconsolidated entities	45,145	46,077
Investment in direct financing leases, net	34,909	39,455
Investment securities, at fair value	42,630	47,215
Mortgage notes receivable, net	22,545	22,764
Cash and cash equivalents	285,586	256,452
Restricted cash	46,712	45,018
Intangible assets, net	20,464	24,609
Rent and tenant receivables and other assets, net	346,898	330,705
Goodwill	1,462,585	1,462,203
Due from affiliates	15,007	21,349
Real estate assets held for sale, net	12,081	38,928
Total assets	$15,356,535	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,586,917	$2,671,106
Corporate bonds, net	2,227,307	2,226,224
Convertible debt, net	976,031	973,340
Credit facility, net	497,148	496,578
Below-market lease liabilities, net	217,721	224,023
Accounts payable and accrued expenses	135,817	146,137
Deferred rent, derivative and other liabilities	68,196	68,039
Distributions payable	165,765	162,578
Due to affiliates	7	16
Total liabilities	6,874,909	6,968,041
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of March 31, 2017 and December 31, 2016	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 974,238,458 and 974,146,650 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9,742	9,741
Additional paid-in-capital	12,642,099	12,640,171
Accumulated other comprehensive loss	(1,795)	(2,556)
Accumulated deficit	(4,338,029)	(4,200,423)
Total stockholders’ equity	8,312,445	8,447,361
Non-controlling interests	169,181	172,172
Total equity	8,481,626	8,619,533
Total liabilities and equity	$15,356,535	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$293,739	$313,971
Direct financing lease income	433	569
Operating expense reimbursements	26,726	23,247
Cole Capital revenue	27,131	31,233
Total revenues	348,029	369,020
Operating expenses:
Cole Capital reallowed fees and commissions	2,660	8,068
Acquisition-related	617	242
Litigation and other non-routine costs, net of insurance recoveries	12,875	(5,175)
Property operating	34,016	34,813
General and administrative	29,148	29,400
Depreciation and amortization	183,152	204,308
Impairments	6,725	160,517
Total operating expenses	269,193	432,173
Operating income (loss)	78,836	(63,153)
Other (expense) income:
Interest expense	(73,743)	(80,426)
Loss on extinguishment and forgiveness of debt, net	(70)	—
Other income, net	798	1,062
Equity in (loss) income and gain on disposition of unconsolidated entities	(82)	10,404
Gain (loss) on derivative instruments, net	824	(1,086)
Total other expenses, net	(72,273)	(70,046)
Income (loss) before taxes and real estate dispositions	6,563	(133,199)
Gain on disposition of real estate and held for sale assets, net	12,481	17,175
Income (loss) before taxes	19,044	(116,024)
Provision for income taxes	(4,254)	(56)
Net income (loss)	14,790	(116,080)
Net (income) loss attributable to non-controlling interests (1)	(352)	2,994
Net income (loss) attributable to the General Partner	$14,438	$(113,086)

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.15)
Distributions declared per common share	$0.14	$0.14
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$14,790	$(116,080)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	504	(9,702)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	470	2,099
Unrealized loss on investment securities, net	(194)	(1,961)
Total other comprehensive income (loss)	780	(9,564)

Total comprehensive income (loss)	15,570	(125,644)
Comprehensive (income) loss attributable to non-controlling interests (1)	(371)	3,238
Total comprehensive income (loss) attributable to the General Partner	$15,199	$(122,406)
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of common stock to settle tax obligation	—	—	(140,832)	(1)	(1,183)	—	—	(1,184)	—	(1,184)
Equity-based compensation, net	—	—	232,640	2	3,111	—	—	3,113	—	3,113
Distributions declared on common stock	—	—	—	—	—	—	(133,929)	(133,929)	—	(133,929)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,326)	(3,326)
Distributions to participating securities	—	—	—	—	—	—	(178)	(178)	—	(178)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	14,438	14,438	352	14,790
Other comprehensive income	—	—	—	—	—	761	—	761	19	780
Balance, March 31, 2017	42,834,138	$428	974,238,458	$9,742	$12,642,099	$(1,795)	$(4,338,029)	$8,312,445	$169,181	$8,481,626

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2016	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Repurchases of common stock to settle tax obligation	—	—	(127,741)	(1)	(1,023)	—	—	(1,024)	—	(1,024)
Equity-based compensation, net	—	—	712	—	1,730	—	—	1,730	—	1,730
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on common stock	—	—	—	—	—	—	(124,285)	(124,285)	—	(124,285)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,299)	(3,299)
Distributions to participating securities	—	—	—	—	—	—	(125)	(125)	—	(125)
Distributions to preferred shareholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Cumulative effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(113,086)	(113,086)	(2,994)	(116,080)
Other comprehensive loss	—	—	—	—	—	(9,320)	—	(9,320)	(244)	(9,564)
Balance, March 31, 2016	42,834,138	$428	904,757,365	$9,048	$11,932,859	$(11,345)	$(3,671,050)	$8,259,940	$184,074	$8,444,014

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$14,790	$(116,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	189,880	208,362
Gain on real estate assets and joint venture, net	(12,481)	(27,373)
Impairments	6,725	160,517
Equity-based compensation	3,111	1,730
Equity in loss (income) of unconsolidated entities	82	(206)
Distributions from unconsolidated entities	851	1,491
(Gain) loss on derivative instruments, net	(824)	1,086
Loss on extinguishment and forgiveness of debt, net	70	—
Changes in assets and liabilities:
Investment in direct financing leases	621	701
Rent and tenant receivables and other assets, net	(20,939)	(13,024)
Due from affiliates	3,792	(984)
Accounts payable and accrued expenses	(3,269)	(32,556)
Deferred rent, derivative and other liabilities	1,935	(4,822)
Due to affiliates	(9)	(230)
Net cash provided by operating activities	184,335	178,612
Cash flows from investing activities:
Investments in real estate assets	(101,914)	(19,952)
Capital expenditures and leasing costs	(6,960)	(5,388)
Real estate developments	(5,615)	(554)
Principal repayments received from borrowers	3,672	3,863
Proceeds from disposition of real estate and joint venture	195,730	176,137
Investment in leasehold improvements and other assets	(99)	(574)
Deposits for real estate assets	(13,532)	(3,818)
Uses and refunds of deposits for real estate assets	7,717	2,019
Line of credit repayments from affiliates	2,550	50,000
Change in restricted cash	(1,694)	(365)
Net cash provided by investing activities	79,855	201,368
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,403	206
Payments on mortgage notes payable and other debt, including extinguishment costs	(84,261)	(21,948)
Proceeds from credit facility	—	203,000
Payments on credit facility	—	(383,000)
Payments of deferred financing costs	(3)	(240)
Repurchases of common stock to settle tax obligations	(976)	(801)
Contributions from non-controlling interest holders	—	675
Distributions paid	(152,219)	(142,525)
Net cash used in financing activities	(235,056)	(344,633)
Net change in cash and cash equivalents	29,134	35,347
Cash and cash equivalents, beginning of period	256,452	69,103
Cash and cash equivalents, end of period	$285,586	$104,450

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,868,447	$2,895,625
Buildings, fixtures and improvements	10,630,598	10,644,296
Intangible lease assets	2,017,739	2,044,521
Total real estate investments, at cost	15,516,784	15,584,442
Less: accumulated depreciation and amortization	2,494,811	2,331,643
Total real estate investments, net	13,021,973	13,252,799
Investment in unconsolidated entities	45,145	46,077
Investment in direct financing leases, net	34,909	39,455
Investment securities, at fair value	42,630	47,215
Mortgage notes receivable, net	22,545	22,764
Cash and cash equivalents	285,586	256,452
Restricted cash	46,712	45,018
Intangible assets, net	20,464	24,609
Rent and tenant receivables and other assets, net	346,898	330,705
Goodwill	1,462,585	1,462,203
Due from affiliates	15,007	21,349
Real estate assets held for sale, net	12,081	38,928
Total assets	$15,356,535	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,586,917	$2,671,106
Corporate bonds, net	2,227,307	2,226,224
Convertible debt, net	976,031	973,340
Credit facility, net	497,148	496,578
Below-market lease liabilities, net	217,721	224,023
Accounts payable and accrued expenses	135,817	146,137
Deferred rent, derivative and other liabilities	68,196	68,039
Distributions payable	165,765	162,578
Due to affiliates	7	16
Total liabilities	6,874,909	6,968,041
Commitments and contingencies (Note 14)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of March 31, 2017 and December 31, 2016	835,884	853,821
General Partner's common equity, 974,238,458 and 974,146,650 General Partner OP Units issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	7,476,561	7,593,540
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of March 31, 2017 and December 31, 2016	3,135	3,171
Limited Partner's common equity, 23,748,347 Limited Partner OP Units issued and outstanding as of each of March 31, 2017 and December 31, 2016, respectively	163,710	166,598
Total partners’ equity	8,479,290	8,617,130
Non-controlling interests	2,336	2,403
Total equity	8,481,626	8,619,533
Total liabilities and equity	$15,356,535	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$293,739	$313,971
Direct financing lease income	433	569
Operating expense reimbursements	26,726	23,247
Cole Capital revenue	27,131	31,233
Total revenues	348,029	369,020
Operating expenses:
Cole Capital reallowed fees and commissions	2,660	8,068
Acquisition-related	617	242
Litigation and other non-routine costs, net of insurance recoveries	12,875	(5,175)
Property operating	34,016	34,813
General and administrative	29,148	29,400
Depreciation and amortization	183,152	204,308
Impairments	6,725	160,517
Total operating expenses	269,193	432,173
Operating income (loss)	78,836	(63,153)
Other (expense) income:
Interest expense	(73,743)	(80,426)
Loss on extinguishment and forgiveness of debt, net	(70)	—
Other income, net	798	1,062
Equity in (loss) income and gain on disposition of unconsolidated entities	(82)	10,404
Gain (loss) on derivative instruments, net	824	(1,086)
Total other expenses, net	(72,273)	(70,046)
Income (loss) before taxes and real estate dispositions	6,563	(133,199)
Gain on disposition of real estate and held for sale assets, net	12,481	17,175
Income (loss) before taxes	19,044	(116,024)
Provision for income taxes	(4,254)	(56)
Net income (loss)	14,790	(116,080)
Net loss attributable to non-controlling interests (1)	7	39
Net income (loss) attributable to the OP	$14,797	$(116,041)

Basic and diluted net loss per unit attributable to common unitholders	$(0.00)	$(0.15)
Distributions declared per common unit	$0.14	$0.14
_______________________________________________

(1)	Represents loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$14,790	$(116,080)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	504	(9,702)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	470	2,099
Unrealized loss on investment securities, net	(194)	(1,961)
Total other comprehensive income (loss)	780	(9,564)

Total comprehensive income (loss)	15,570	(125,644)
Comprehensive loss attributable to non-controlling interests (1)	7	39
Total comprehensive income (loss) attributable to the OP	$15,577	$(125,605)
_______________________________________________

(1)	Represents loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2017	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(140,832)	(1,184)	—	—	(1,184)	—	(1,184)
Equity-based compensation, net	—	—	—	—	232,640	3,113	—	—	3,113	—	3,113
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(134,107)	—	(3,266)	(137,373)	(60)	(137,433)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income	—	—	—	—	—	14,438	—	359	14,797	(7)	14,790
Other comprehensive income	—	—	—	—	—	761	—	19	780	—	780
Balance, March 31, 2017	42,834,138	$835,884	86,874	$3,135	974,238,458	$7,476,561	23,748,347	$163,710	$8,479,290	$2,336	$8,481,626

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2016	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(127,741)	(1,024)	—	—	(1,024)	—	(1,024)
Equity-based compensation, net	—	—	—	—	712	1,730	—	—	1,730	—	1,730
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(124,410)	—	(3,269)	(127,679)	(30)	(127,709)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(113,086)	—	(2,955)	(116,041)	(39)	(116,080)
Other comprehensive loss	—	—	—	—	—	(9,320)	—	(244)	(9,564)	—	(9,564)
Balance, March 31, 2016	42,834,138	$907,632	86,874	$3,279	904,757,365	$7,352,308	23,763,797	$178,332	$8,441,551	$2,463	$8,444,014

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$14,790	$(116,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	189,880	208,362
Gain on real estate assets and joint venture, net	(12,481)	(27,373)
Impairments	6,725	160,517
Equity-based compensation	3,111	1,730
Equity in loss (income) of unconsolidated entities	82	(206)
Distributions from unconsolidated entities	851	1,491
(Gain) loss on derivative instruments, net	(824)	1,086
Loss on extinguishment and forgiveness of debt, net	70	—
Changes in assets and liabilities:
Investment in direct financing leases	621	701
Rent and tenant receivables and other assets, net	(20,939)	(13,024)
Due from affiliates	3,792	(984)
Accounts payable and accrued expenses	(3,269)	(32,556)
Deferred rent, derivative and other liabilities	1,935	(4,822)
Due to affiliates	(9)	(230)
Net cash provided by operating activities	184,335	178,612
Cash flows from investing activities:
Investments in real estate assets	(101,914)	(19,952)
Capital expenditures and leasing costs	(6,960)	(5,388)
Real estate developments	(5,615)	(554)
Principal repayments received from borrowers	3,672	3,863
Proceeds from disposition of real estate and joint venture	195,730	176,137
Investment in leasehold improvements and other assets	(99)	(574)
Deposits for real estate assets	(13,532)	(3,818)
Uses and refunds of deposits for real estate assets	7,717	2,019
Line of credit repayments from affiliates	2,550	50,000
Change in restricted cash	(1,694)	(365)
Net cash provided by investing activities	79,855	201,368
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,403	206
Payments on mortgage notes payable and other debt, including extinguishment costs	(84,261)	(21,948)
Proceeds from credit facility	—	203,000
Payments on credit facility	—	(383,000)
Payments of deferred financing costs	(3)	(240)
Repurchases of common units to settle tax obligations	(976)	(801)
Contributions from non-controlling interest holders	—	675
Distributions paid	(152,219)	(142,525)
Net cash used in financing activities	(235,056)	(344,633)
Net change in cash and cash equivalents	29,134	35,347
Cash and cash equivalents, beginning of period	256,452	69,103
Cash and cash equivalents, end of period	$285,586	$104,450

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited)

Note 1 – Organization
VEREIT® is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. The OP is a Delaware limited partnership of which the General Partner is the sole general partner. VEREIT’s common stock, par value $0.01 per share (“Common Stock”), and its 6.70% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”) trade on the New York Stock Exchange (“NYSE”) under the trading symbols, “VER” and “VER PRF,” respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with its consolidated subsidiaries, including the OP.
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
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of March 31, 2017 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
March 31, 2017 (Unaudited) – (Continued)

Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 23, 2017. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2017, except the Company adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), as disclosed within the “Acquisition-Related Expenses and Litigation and Other Non-routine Costs” and “Recent Accounting Pronouncements” sections herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both March 31, 2017 and December 31, 2016, there were approximately 23.75 million Limited Partner OP Units outstanding.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Acquisition-Related Expenses and Litigation and Other Non-routine Costs
As further disclosed in the “Recent Accounting Pronouncements” section herein, in January 2017, the Company elected to early adopt ASU 2017-01 which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. During the three months ended March 31, 2017, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to these asset acquisitions were capitalized. Prior to January 1, 2017, external costs related to property acquisitions were expensed as incurred. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Any costs incurred as a result of a business combination will be classified as acquisition-related expenses or other non-routine transaction related expenses and expensed as incurred.
External acquisition-related costs incurred in relation to mergers and litigation resulting therefrom and other non-routine transactions are included in litigation and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. The Company has also incurred legal fees and other costs associated with the Audit Committee Investigation (defined below) and the litigations and investigations resulting therefrom, which are considered non-routine. The Company has directors’ and officers’ insurance and the insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and other non-routine costs include the following costs (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$12,671	$4,742
Legal fees and expenses (2)	204	83
Total costs incurred	12,875	4,825
Insurance recoveries	—	(10,000)
Total	$12,875	$(5,175)
___________________________________

(1)
Includes all fees and costs associated with the previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Audit Committee Investigation”) and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s advancement obligations.

(2)	Includes legal fees and expenses associated with litigation resulting from prior mergers.

Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, an amendment to ASU 2014-09, was issued to defer the effective date for all entities by one year. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10), which will require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements, and evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company has elected to early adopt ASU 2017-01 effective January 1, 2017. As the Company expects that a majority of its real estate acquisitions will be considered asset acquisitions, external acquisition costs related to these asset acquisitions will be capitalized. Prior to 2017, all acquisition-related costs were expensed as incurred. The adoption of this pronouncement resulted in capitalization of $0.4 million of external acquisitions-related costs during the three months ended March 31, 2017. Internal

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Upon adoption of ASU 2017-01, the Company's real estate dispositions qualify as asset dispositions and as such, no portion of the Company’s REI segment’s goodwill was allocated to the cost basis of these assets in determining the gain or loss on disposition of real estate and held for sale assets. Prior to January 1, 2017, when the Company disposed of a property or classified a property as held for sale, it constituted a business per U.S. GAAP and the Company allocated a portion of the REI segment's goodwill to the cost basis of that property in determining the gain or loss on the disposition of real estate and held for sale assets.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test (comparing the implied fair value of goodwill with the carrying amount of goodwill). ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: 1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; 2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and 3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
Note 3 – Segment Reporting
The Company has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of March 31, 2017, the Company owned 4,107 properties comprising 93.5 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 97.8% leased with a weighted-average remaining lease term of 9.6 years. In addition, as of March 31, 2017, the Company owned eight commercial mortgage-backed securities (“CMBS”) and nine mortgage notes receivable.
Cole Capital – Through its Cole Capital segment, the Company is responsible for managing the day-to-day affairs of Cole Credit Property Trust IV, Inc. (“CCPT IV”); Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”); Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”); Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”); Cole Credit Property Trust V, Inc. (“CCPT V”); and other real estate offerings in registration (collectively with CCPT IV, INAV, CCIT II, CCIT III and CCPT V, the “Cole REITs”), raising capital for those Cole REITs still in offering, identifying and making acquisitions and investments on the Cole REITs’ behalf and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital serves as the dealer manager and distributes shares of common stock for certain Cole REITs, advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors, and provides assistance in connection with compliance matters relating to the offerings. Cole Capital receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets, as applicable. Cole Capital also develops new REIT offerings and assists in obtaining regulatory approvals from the SEC, the Financial Industry Regulatory Authority, Inc. and various blue sky jurisdictions for such offerings. See Note 17 – Related Party Transactions and Arrangements for further discussion on the Cole REITs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Three Months Ended March 31,
	2017	2016
REI segment:
Revenues:
Rental income	$293,739	$313,971
Direct financing lease income	433	569
Operating expense reimbursements	26,726	23,247
Total real estate investment revenues	320,898	337,787
Operating expenses:
Acquisition-related	617	217
Litigation and other non-routine costs, net of insurance recoveries	12,875	(5,175)
Property operating	34,016	34,813
General and administrative	12,560	12,228
Depreciation and amortization	178,297	195,991
Impairment of real estate	6,725	160,517
Total operating expenses	245,090	398,591
Operating income (loss)	75,808	(60,804)
Other (expense) income:
Interest expense	(73,743)	(80,426)
Loss on extinguishment and forgiveness of debt, net	(70)	—
Other income, net	670	568
Equity in (loss) income and gain on disposition of unconsolidated entities	(82)	10,404
Gain (loss) on derivative instruments, net	824	(1,086)
Total other expenses, net	(72,401)	(70,540)
Income (loss) before taxes and real estate dispositions	3,407	(131,344)
Gain on disposition of real estate and held for sale assets, net	12,481	17,175
Income (loss) before taxes	15,888	(114,169)
Provision for income taxes	(3,108)	(1,365)
Net income (loss)	$12,780	$(115,534)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

	Three Months Ended March 31,
	2017	2016
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$4,316	$12,391
Transaction service fees and reimbursements	4,097	2,384
Management fees and reimbursements	18,718	16,458
Total Cole Capital revenues	27,131	31,233
Operating expenses:
Cole Capital reallowed fees and commissions	2,660	8,068
Acquisition-related	—	25
General and administrative	16,588	17,172
Depreciation and amortization	4,855	8,317
Total operating expenses	24,103	33,582
Operating income (loss)	3,028	(2,349)
Total other income, net	128	494
Income (loss) before taxes	3,156	(1,855)
(Provision for) benefit from income taxes	(1,146)	1,309
Net income (loss)	$2,010	$(546)

Total Company:
Total revenues	$348,029	$369,020
Total operating expenses	$(269,193)	$(432,173)
Total other expense, net	$(72,273)	$(70,046)
Net income (loss)	$14,790	$(116,080)

	Total Assets
	March 31, 2017	December 31, 2016
REI segment	$15,110,337	$15,337,623
Cole Capital segment	246,198	249,951
Total Company	$15,356,535	$15,587,574
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
As of each of March 31, 2017 and December 31, 2016, $1.3 billion and $124.8 million of goodwill was allocated to the REI segment and the Cole Capital segment, respectively. During the three months ended March 31, 2017, one property classified as held for sale as of December 31, 2016 was classified as held and used, resulting in an increase to the goodwill allocated to the REI segment of $0.4 million. During the three months ended March 31, 2016, the Company allocated $13.5 million of goodwill to dispositions and held for sale assets, which was included in gain on disposition of real estate and held for sale assets, net in the consolidated statement of operations.
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
March 31, 2017 (Unaudited) – (Continued)

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
The fair value of the Cole Capital segment is dependent upon actual results, including, but not limited to, the timing and amount of aggregate capital raised and deployed on behalf of the Cole REITs, which is influenced by the Company’s ability to continue to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements, as well as regulatory requirements affecting broker-dealers. If the Company is unable to continue to reinstate selling agreements or raise and deploy capital as estimated, the fair values of the Cole Capital segment and intangible assets may be less than the respective carrying value, resulting in an impairment that could have a material effect on the Company’s financial results. In addition, the actual timing of closing an offering or executing a liquidity event on behalf of a Cole REIT or the commencement of operations of newly formed REITs, which are not yet effective, may differ from the Company’s assumptions.
During the three months ended March 31, 2017 and 2016, management monitored the actual performance of the business segments relative to the fair value assumptions used during the annual goodwill impairment test. For the periods presented, management determined it remained more likely than not that the fair value of the reporting unit was greater than its carrying value.
Intangible Assets
The intangible assets primarily consisted of management and advisory contracts that the Company has with certain Cole REITs, which are subject to an estimated remaining useful life of approximately three years.
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
The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Cole REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. There were no events or changes in circumstances that indicated that intangible assets were impaired during the three months ended March 31, 2017 or 2016.
The Company recorded $4.1 million and $7.5 million of amortization expense related to the intangible assets for the three months ended March 31, 2017 and 2016, respectively. The estimated amortization expense is expected to be $12.4 million for the remainder of the year ending December 31, 2017, $4.0 million for the year ending December 31, 2018 and $3.8 million for the nine months ending September 30, 2019. The intangible assets were $20.5 million and $24.6 million, net of accumulated amortization of $33.7 million and $29.6 million, respectively, as of March 31, 2017 and December 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	March 31, 2017	December 31, 2016
Intangible lease assets:
In-place leases, net of accumulated amortization of $525,079 and $494,131, respectively	14.7	$1,148,158	$1,192,756
Leasing commissions, net of accumulated amortization of $2,158 and $1,836, respectively	10.3	10,570	10,231
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $74,206 and $69,670, respectively	16.1	257,568	275,897
Total intangible lease assets, net		$1,416,296	$1,478,884

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $61,631 and $56,891, respectively	18.1	$217,721	$224,023
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of March 31, 2017 (amounts in thousands):

	April 1, 2017 - December 31, 2017	2018	2019	2020	2021
In-place leases:
Total projected to be included in amortization expense	$111,195	$136,056	$124,895	$116,752	$107,913
Leasing commissions:
Total projected to be included in amortization expense	1,008	1,164	1,098	1,076	1,038
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	18,533	24,098	22,184	21,748	21,234
Below-market lease liabilities:
Total projected to be included in rental income	16,204	19,672	18,939	17,775	16,425

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
During the three months ended March 31, 2017, the Company acquired controlling financial interests in 16 commercial properties and three land parcels for an aggregate purchase price of $101.9 million, which includes $0.4 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. During the three months ended March 31, 2016, the Company acquired a controlling interest in one commercial property for a purchase price of $20.0 million.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Real estate investments, at cost:
Land	$24,107	$4,215
Buildings, fixtures and improvements	59,261	14,555
Total tangible assets	83,368	18,770
Acquired intangible assets:
In-place leases	15,916	1,182
Above-market leases	2,815	—
Assumed intangible liabilities:
Below-market leases	(185)	—
Total purchase price of assets acquired	$101,914	$19,952
The Company has not included pro forma information or revenue and earnings for the Company’s 2016 acquisitions that were classified as business combinations prior to the adoption of ASU 2017-01, as they did not have a material impact on its consolidated financial position or results of operations.
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2017 - December 31, 2017	$812,431	$2,599
2018	1,086,126	3,016
2019	1,049,422	2,397
2020	1,013,348	2,023
2021	971,437	1,899
Thereafter	6,300,003	3,993
Total	$11,232,767	$15,927
____________________________________

(1)
29 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Future minimum lease payments receivable	$15,927	$17,147
Unguaranteed residual value of property	23,700	27,450
Unearned income	(4,718)	(5,142)
Net investment in direct financing leases	$34,909	$39,455
Property Dispositions and Held for Sale Assets
During the three months ended March 31, 2017, the Company disposed of 50 properties for an aggregate gross sales price of $210.6 million, of which our share was $200.8 million after the profit participation payment related to the disposition of 14 Red Lobster properties. The dispositions resulted in proceeds of $195.7 million after closing costs. Additionally, the Company’s tax provision for the three months ended March 31, 2017 included $1.7 million of Canadian tax on the gain on sale of certain Canadian properties. The Company recorded a gain of $12.5 million related to the sales which is included in gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations. During the three months ended March 31, 2016, the Company disposed of 58 properties for an aggregate gross sales price of $193.7 million, of which our share was $193.1 million after the profit participation payment related to the disposition of one Red Lobster. The dispositions resulted in proceeds of $133.8 million after a debt assumption of $55.0 million and closing costs. The Company recorded a gain of $18.8 million, which included $11.3 million of goodwill allocation related to the sales. The Company has no continuing involvement with these properties. The dispositions were not classified as discontinued operations for any period presented.
During the three months ended March 31, 2016, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $113.5 million, of which our share was $102.1 million based on our ownership interest in the joint venture, resulting in proceeds of $42.3 million after debt repayments of $57.0 million and closing costs. The Company recorded a gain of $10.2 million related to the sale, which is included in equity in (loss) income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
As of March 31, 2017, there were seven properties classified as held for sale which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. There was no loss related to held for sale properties, nor any goodwill allocated to the cost basis for three additional properties classified as held for sale during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company recorded a loss of $1.7 million related to properties classified as held for sale during the respective period, which included $2.2 million of goodwill allocated to the cost basis of such properties. The loss on properties held for sale is included in gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
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
As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets with carrying values totaling $16.6 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $9.9 million resulting in impairment charges of $6.7 million during the three months ended March 31, 2017. During the three months ended March 31, 2016, management identified certain properties for potential sale as part of its

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurants filed for bankruptcy. As a result, during the three months ended March 31, 2016, real estate assets with carrying values totaling $623.0 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $462.5 million, resulting in impairment charges of $160.5 million.
Consolidated Joint Ventures
The Company had interests in two joint ventures that owned two properties as of each of March 31, 2017 and December 31, 2016, respectively (the “Consolidated Joint Ventures”). As of March 31, 2017 and December 31, 2016, the Consolidated Joint Ventures had total assets of $67.4 million and $64.8 million, respectively, of which $58.8 million were real estate investments, net of accumulated depreciation and amortization, for each of the respective periods. One property is secured by a mortgage note payable of $13.9 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the Consolidated Joint Ventures. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of each partner (the “Partner”) in accordance with the joint venture agreement for any major transactions. The Company and each Partner are subject to the provisions of each joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Partners’ share of the Consolidated Joint Ventures’ loss was $7,000 and $39,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in net loss attributable to non-controlling interests in the consolidated statements of operations.
Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) consisted of interests in two joint ventures that owned two properties as of each of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company owned aggregate equity investments of $41.0 million and $41.3 million, respectively, in Unconsolidated Joint Ventures. The Company accounts for its investments in Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint ventures. As of March 31, 2017, the Company’s maximum exposure to risk was $41.0 million, the carrying value of the investments, which is presented in investment in unconsolidated entities in the consolidated balance sheet. The Unconsolidated Joint Ventures had total debt outstanding of $20.4 million as of March 31, 2017, none of which is recourse to the Company, as discussed in Note 10 – Debt. The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Company records its proportionate share of net income (loss) from the Unconsolidated Joint Ventures in the equity in (loss) income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During each of the three months ended March 31, 2017 and 2016, the Company recognized $0.3 million of net income from two Unconsolidated Joint Ventures.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of March 31, 2017 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership % (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$5,839
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	35,119
			$40,958
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

(2)
The total carrying amount of the investments is greater than the underlying equity in net assets by $6.3 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

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
The following tables detail the unrealized gains and losses on investment securities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$43,906	$1,039	$(2,315)	$42,630

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,297	$1,248	$(2,330)	$47,215
As of each of March 31, 2017 and December 31, 2016, the Company owned eight CMBS with an estimated aggregate fair value of $42.6 million and $47.2 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of March 31, 2017, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of March 31, 2017, the fair value of six CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the impaired security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2017, the Company had no other-than-temporary impairment losses.
The scheduled maturity of the Company’s CMBS as of March 31, 2017 are as follows (in thousands):

	March 31, 2017
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	18,142	18,638
Due after five years through 10 years	11,955	9,685
Due after 10 years	13,809	14,307
Total	$43,906	$42,630
Note 7 – Mortgage Notes Receivable
As of March 31, 2017, the Company owned nine mortgage notes receivable with a weighted-average interest rate of 6.3% and weighted-average years to maturity of 12.8 years. The following table details the mortgage notes receivable as of March 31, 2017 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$24,574	$22,545	5.9%	–	7.2%	May 2020	–	January 2033
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to March 31, 2017 (in thousands):

Outstanding Balance
Due within one year	$1,122
Due after one year through five years	5,378
Due after five years through 10 years	7,034
Due after 10 years(1)	14,832
Total	$28,366
____________________________________

(1)	Includes additional $3.8 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to March 31, 2017.
Note 8 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable, net (1)	$48,477	$49,148
Straight-line rent receivable	207,420	201,584
Deferred costs, net (2)	13,548	16,154
Prepaid expenses	11,600	6,814
Leasehold improvements, property and equipment, net (3)	14,056	14,702
Restricted escrow deposits	11,555	5,741
Deferred tax asset and tax receivable	32,976	31,113
Program development costs, net (4)	3,182	3,161
Interest rate swap assets, at fair value	371	199
Other assets	3,713	2,089
Total	$346,898	$330,705
___________________________________

(1)	Allowance for doubtful accounts was $8.1 million and $6.0 million as of March 31, 2017 and December 31, 2016, respectively.

(2)
Amortization expense for deferred costs related to the revolving credit facility totaled $2.6 million for each of the three months ended March 31, 2017 and 2016. Accumulated amortization for deferred costs related to the revolving credit facility were $32.4 million and $29.8 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
Amortization expense for leasehold improvements totaled $0.3 million for each of the three months ended March 31, 2017 and 2016. Accumulated amortization was $3.8 million and $3.5 million as of March 31, 2017 and December 31, 2016, respectively. Depreciation expense for property and equipment totaled $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016. Accumulated depreciation was $4.3 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively.

(4)	As of March 31, 2017 and December 31, 2016, the Company had reserves of $33.8 million and $31.7 million, respectively, relating to the program development costs.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2017. The Company expects that changes in classifications between levels will be infrequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 6 – Investment Securities, at Fair Value and Note 11 – Derivatives and Hedging Activities, as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2017
Assets:
CMBS	$—	$—	$42,630	$42,630
Derivative assets	—	371	—	371
Total assets	$—	$371	$42,630	$43,001
Liabilities:
Derivative liabilities	$—	$(1,996)	$—	$(1,996)

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
CMBS	$—	$—	$47,215	$47,215
Derivative assets	—	199	—	199
Total assets	$—	$199	$47,215	$47,414
Liabilities:
Derivative liabilities	$—	$(3,547)	$—	$(3,547)
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2017 and 2016 (in thousands):

CMBS
Balance as of December 31, 2016	$47,215
Total gains and losses
Unrealized loss included in other comprehensive income, net	(194)
Purchases, issuance, settlements
Return of principal received	(3,469)
Amortization included in net income, net	(922)
Ending Balance, March 31, 2017	$42,630

CMBS
Balance as of December 31, 2015	$53,304
Total gains and losses
Unrealized loss included in other comprehensive loss, net	(1,961)
Purchases, issuance, settlements
Return of principal received	(3,217)
Accretion included in net loss, net	36
Ending Balance, March 31, 2016	$48,162
The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at March 31, 2017	Fair Value at March 31, 2017	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Assets:
Mortgage notes receivable	3	$22,545	$30,355	$22,764	$30,460

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,602,733	$2,644,244	$2,687,739	$2,713,155
Corporate bonds, net	2	2,248,239	2,305,877	2,248,063	2,273,850
Convertible debt, net	2	988,367	1,007,731	987,106	1,004,733
Credit facility	2	500,000	500,000	500,000	500,000
Total liabilities		$6,339,339	$6,457,852	$6,422,908	$6,491,738
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Mortgage notes receivable – The fair value of the Company’s fixed-rate loan portfolio is estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate market interest rates.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

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
Real Estate Assets
As discussed in Note 5 – Real Estate Investments, during the three months ended March 31, 2017, net real estate assets related to 14 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $9.9 million, resulting in impairment charges of $6.7 million. During the three months ended March 31, 2016, net real estate assets related to 125 properties were deemed to be impaired and their carrying values totaling $623.0 million were reduced to their estimated fair values of $462.5 million, resulting in impairment charges of $160.5 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2017, the Company used a discount rate of 7.8% and capitalization rates from 7.2% to 7.5% with a weighted-average rate of 7.4%.
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2017 (dollar amounts in thousands):

Three Months Ended March 31, 2017
Properties impaired (1)	14

Asset classes impaired:
Investment in real estate assets, net	$6,748
Below-market lease liabilities, net	(23)
Total impairment loss	$6,725
_______________________________________________

(1)	None of these properties were disposed of during the three months ended March 31, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Note 10 – Debt
As of March 31, 2017, the Company had $6.3 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.2 years and a weighted-average interest rate of 4.3%. The following table summarizes the carrying value of debt as of March 31, 2017 and December 31, 2016, and the debt activity for the three months ended March 31, 2017 (in thousands):

		Three Months Ended March 31, 2017
	Balance as of December 31, 2016	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2017
Mortgage notes payable:
Outstanding balance	$2,629,949	$2,403	$(78,966)	$—	$2,553,386	(1)
Net premiums (2)	36,751	—	—	(3,290)	33,461
Deferred costs	(16,633)	—	—	817	(15,816)
Other debt:
Outstanding balance	20,947	—	(5,125)	—	15,822
Premium (2)	92	—	—	(28)	64
Mortgages and other debt, net	2,671,106	2,403	(84,091)	(2,501)	2,586,917
Corporate bonds:
Outstanding balance	2,250,000	—	—	—	2,250,000
Discount (3)	(1,937)	—	—	176	(1,761)
Deferred costs	(21,839)	—	—	907	(20,932)
Corporate bonds, net	2,226,224	—	—	1,083	2,227,307
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (3)	(12,894)	—	—	1,261	(11,633)
Deferred costs	(13,766)	—	—	1,430	(12,336)
Convertible debt, net	973,340	—	—	2,691	976,031
Credit facility:
Outstanding balance	500,000	—	—	—	500,000
Deferred costs (4)	(3,422)	—	—	570	(2,852)
Credit facility, net	496,578	—	—	570	497,148

Total debt	$6,367,248	$2,403	$(84,091)	$1,843	$6,287,403
____________________________________

(1)	Includes $41.8 million related to two mortgage notes payable in default.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of March 31, 2017 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	596	$4,949,078	$2,539,726	4.99%	4.6
Variable-rate debt	1	30,846	13,660	3.79%	0.4
Total (4)	597	$4,979,924	$2,553,386	4.99%	4.6
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of March 31, 2017.

(3)	Includes $188.7 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include the loan amount associated with an Unconsolidated Joint Venture of $20.4 million, none of which is recourse to the Company. The loan represents a secured fixed rate of 5.20% and a maturity of July 2021.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2017, except for the loans in default described below, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
During the three months ended March 31, 2017, the Company received two notices of default from the lenders of two non-recourse loans each secured by one property, which had an aggregate outstanding balance of $41.8 million on the notice date, due to the Company’s intentional non-repayment of the respective loan balances at maturity.
On December 30, 2016, the Company received a notice of default from the lender of a non-recourse loan secured by 16 properties, which had an outstanding balance of $11.6 million on the notice date, due to the Company's non-repayment of the loan balance at maturity. During the three months ended March 31, 2017, the Company cured the default by fully repaying the outstanding loan balance.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to March 31, 2017 (in thousands):

Total
April 1, 2017 - December 31, 2017 (1)	$340,411
2018	108,694
2019	228,107
2020	280,668
2021	356,849
Thereafter	1,238,657
Total	$2,553,386
____________________________________

(1)	Includes $41.8 million of outstanding balances on mortgage notes payable, excluding accrued interest, related to two mortgage notes payable in default.
Other Debt
As of March 31, 2017, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $15.8 million and remaining unamortized premium of less than $0.1 million (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to March 31, 2017 are $2.5 million and $13.3 million for the years ended December 31, 2017 and 2018, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of March 31, 2017 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Mortgage notes receivable	$5,598	$18,936
Intercompany mortgage loans	404	1,240
CMBS	9,820	30,688
Total	$15,822	$50,864
Corporate Bonds
As of March 31, 2017, the OP had $2.25 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance March 31, 2017	Interest Rate	Maturity Date
2019 Senior Notes	750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
Total balance and weighted-average interest rate	$2,250,000	4.056%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 30 or fewer days prior to the maturity date with respect to the 2019 Senior Notes and the 2021 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes and the 2026 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, (the “Securities Act”) and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of March 31, 2017.
Convertible Debt
The following table presents each of the Company’s $597.5 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes” and, together with the 2018 Convertible Notes, the “Convertible Notes”) with their respective terms (dollar amounts in thousands). The OP has issued corresponding identical convertible notes to the General Partner.

	Outstanding Balance (1)	Interest Rate	Conversion Rate (2)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $11.6 million as of March 31, 2017. The discount will be amortized over the remaining weighted average term of 2.3 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of March 31, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The 2018 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018. The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of March 31, 2017.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
As of March 31, 2017, the Credit Facility allowed for maximum borrowings of $2.8 billion, consisting of a $0.5 billion term loan facility (the “Credit Facility Term Loan”) and a $2.3 billion revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. During the year ended December 31, 2016, the Company repaid all of the outstanding borrowings under its revolving credit facility and has no outstanding balance as of March 31, 2017. The interest rate on the remaining outstanding balance on the Credit Facility Term Loan of $0.5 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on the outstanding balance was 3.25% at March 31, 2017. As of March 31, 2017, a maximum of $2.3 billion was available to the OP for future borrowings, subject to borrowing availability.
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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion (up to 30% of which may be comprised of restaurant properties from December 31, 2016 on). The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three months ended March 31, 2017, the Company reclassified $0.3 million from accumulated other comprehensive income into interest expense as a result of the hedged forecasted transactions affecting earnings. The Company also reclassified $0.2 million from accumulated other comprehensive income into interest expense associated with previously settled interest rate derivatives.
The ineffective portion of the change in fair value of the derivatives designated that qualify as cash flow hedges is recognized directly in earnings. During the three months ended March 31, 2017, the Company recorded a gain of $0.7 million in earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges which is included in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The ineffectiveness is primarily attributable to the designation of acquired interest rate swaps with a non-zero fair value at inception associated with the Cole Merger.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	March 31, 2017	December 31, 2016
Number of Instruments	11	14
Notional Amount	$637,304	$690,816
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$7	$3
Interest rate swaps	Deferred rent, derivative and other liabilities	$(1,996)	$(3,547)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A gain of $0.1 million related to the change in the fair value of derivatives not designated as hedging instruments was recorded in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations for the three months ended March 31, 2017. The Company recorded a loss of $1.1 million for the three months ended March 31, 2016.
As of March 31, 2017, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Swap	March 31, 2017	December 31, 2016
Number of Instruments	1	1
Notional Amount	$51,400	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$364	$196
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2017 and December 31, 2016 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2017	$371	$(1,996)	$—	$371	$(1,996)	$—	$—	$(1,625)
December 31, 2016	$199	$(3,547)	$—	$199	$(3,547)	$—	$—	$(3,348)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of March 31, 2017, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $2.4 million. As of March 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.4 million at March 31, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures:
Cash paid for interest	$68,908	$93,713
Cash paid for income taxes	$4,503	$10,848
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$720	$1,327
Accrued repurchases of common stock to settle tax obligation	$208	$223
Distributions declared and unpaid	$140,232	$130,494
Mortgage notes payable assumed in real estate disposition	$—	$55,000
Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accrued interest	$43,472	$43,188
Accrued real estate taxes	37,392	38,877
Accrued legal fees	28,159	17,827
Accounts payable	2,132	5,030
Accrued other	24,662	41,215
Total	$135,817	$146,137
Note 14 – Commitments and Contingencies
Litigation
The Company is involved in various routine legal proceedings and claims incidental to the ordinary course of its business. There are no material legal proceedings pending against the Company, except as follows:
Government Investigations and Litigation Relating to the Audit Committee Investigation
As previously reported, on October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. The Company also reported that the Audit Committee had based its conclusion on the preliminary findings of its investigation into concerns regarding accounting practices and other matters that were first reported to the Audit Committee in early September 2014 and that the Audit Committee believed that an error in the calculation of adjusted funds from operations for the first quarter of 2014 had been identified but intentionally not corrected when the Company reported its financial results for the three and six months ended June 30, 2014. Prior to the filing of the October 29 8-K, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Company has been cooperating with these regulators in their investigations.
In connection with these investigations, on September 8, 2016, the United States Attorney’s Office for the Southern District of New York announced the filing of criminal charges against the Company’s former Chief Financial Officer and former Chief Accounting Officer (the “Criminal Action”), as well as the fact that the former Chief Accounting Officer has pleaded guilty to the charges filed. The former Chief Financial Officer has pleaded not guilty, and his trial is currently scheduled to commence on June

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

12, 2017. Also on September 8, 2016, the SEC announced the filing of a civil complaint against the same two individuals in the United States District Court for the Southern District of New York (the “SEC Civil Action”). On October 12, 2016, the United States Attorney for the Southern District of New York filed a motion to intervene in and stay the SEC Civil Action until the conclusion of the Criminal Action. On November 1, 2016, the court in the SEC Civil Action granted the motion to intervene and granted the motion to stay with respect to all witness-related discovery, with some limited exceptions, as clarified in a subsequent ruling on December 15, 2016.
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
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and current and former directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court at oral argument on June 1, 2016. The Company and the OP filed an answer to the second amended class action complaint on July 29, 2016. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. Document production is substantially complete. Plaintiffs in the SDNY Consolidated Securities Class Action filed a motion for class certification on March 15, 2017 and defendants are required to respond to the motion by May 5, 2017. A status conference before the court is scheduled for May 16, 2017.
The Company, certain of its former officers and current and former directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307; Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; and Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393 (the “Eton Park Action”) (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company has filed answers to the complaints in all of the Opt-Out Actions. Document production in the Opt-Out Actions is being coordinated with production in the SDNY Consolidated Securities Class Action, except that there has been no discovery in the Eton Park Action during the pendency of motions to dismiss filed by certain defendants. On April 18, 2017, an additional individual securities fraud action was filed in the United States District Court for the Southern District of New York captioned Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796. The Company is not yet required to respond to the complaint.
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserts claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. On September 29, 2016, the court entered an order denying the Company’s motion to transfer and granting in part and denying in part the Company’s motion to dismiss. The Company filed an answer to the complaint on November 4, 2016. Discovery is ongoing.
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
March 31, 2017 (Unaudited) – (Continued)

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
On December 3, 2015, the Company was named as a nominal defendant and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the Circuit Court for Baltimore City in Maryland, Frampton v. Schorsch, et al., No. 24-C-15-006269 (the “Frampton Action”). The Frampton Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. By order dated November 4, 2016, the Frampton Action was stayed pending resolution of the SDNY Derivative Action.
On June 10, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the Supreme Court of the State of New York, Kosky v. Schorsch, et al., No. 653093/2016 (the “Kosky Action”). The Kosky Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, negligence, and breach of contract. On October 6, 2016, the parties filed a stipulation staying the Kosky Action until resolution of the SDNY Consolidated Securities Class Action.
On October 6, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in United States District Court for the District of Maryland, captioned Meloche v. Schorsch, et al., 16-cv-03366 (the “Meloche Action”). An amended complaint was filed on January 17, 2017. The Meloche Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty and negligence. The Company filed a motion to transfer or stay the action on March 24, 2017. Plaintiffs’ response is due on May 26, 2017.
The Company has not reserved amounts for any of the litigation or investigation matters above either because it has not concluded that a loss is probable in the matter or because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The Company is currently unable to reasonably estimate a range of reasonably possible loss because these matters involve significant uncertainties, including the complexity of the facts and the legal theory and the nature of the claims. The ultimate resolution of these matters, the timing of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
Cole Litigation Matter
In December 2013, Realistic Partners filed a putative class action lawsuit against the Company and the then-members of its board of directors in the Supreme Court for the State of New York, captioned Realistic Partners v. American Realty Capital Partners, et al., No. 654468/2013. Cole was later added as a defendant. The plaintiff alleged, among other things, that the board of the Company breached its fiduciary duties in connection with the transactions contemplated under the Cole Merger Agreement (in connection with the merger between a wholly owned subsidiary of Cole and Cole Holdings Corporation) and that Cole aided and abetted those breaches. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of the Company’s stockholders. The proposed settlement terms required the Company to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by the Company with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including confirmatory discovery and court approval following notice to the Company’s stockholders, and provided that the defendants would not object to a payment of up to $625,000 for attorneys’ fees. If the parties enter into a stipulation of settlement, which has not occurred, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
April 1, 2017 - December 31, 2017	$10,575	$3,283
2018	13,832	4,298
2019	13,789	4,359
2020	13,317	4,381
2021	12,738	4,367
Thereafter	211,630	8,415
Total	$275,881	$29,103
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of March 31, 2017, Cole Capital was a party to ten purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 18 properties, subject to meeting certain criteria, for an aggregate purchase price of $275.8 million, exclusive of closing costs. As of March 31, 2017, Cole Capital had $11.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of March 31, 2017, the General Partner had approximately 974.2 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 974.2 million General Partner OP Units issued and outstanding as of March 31, 2017, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of March 31, 2017, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of March 31, 2017, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

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
Limited Partner OP Units
As of both March 31, 2017 and December 31, 2016, the Operating Partnership had approximately 23.75 million Limited Partner OP Units outstanding.
As of March 31, 2017, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On February 22, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of  $0.55 per share) for the first quarter of 2017 to stockholders of record as of March 31, 2017, which was paid on April 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Common Stock Repurchases
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the three months ended March 31, 2017, the General Partner repurchased 140,832 shares to satisfy the federal and state tax withholding obligations on behalf of employees.
Note 16 – Equity-based Compensation
Equity Plan
The General Partner has adopted an equity plan (the “Equity Plan”), which provides for the grant of stock options, stock appreciation rights, restricted shares of Common Stock (“Restricted Shares”), restricted stock units (“Restricted Stock Units”), deferred stock units (“Deferred Stock Units”), dividend equivalent rights and other stock-based awards to the General Partner’s and its affiliates’ non-executive directors, officers and other employees and advisors or consultants who provide services to the General Partner or its affiliates. To date, the General Partner has granted fully vested shares of Common Stock, Restricted Shares, Restricted Stock Units and Deferred Stock Units under the Equity Plan. Restricted Shares provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. In accordance with U.S. GAAP, Restricted Shares are considered issued and outstanding. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting of Restricted Stock Units or Deferred Stock Units, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of March 31, 2017, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million Restricted Shares, net of the forfeiture of 3.6 million Restricted Shares through that date, 4.9 million Restricted Stock Units, net of the forfeiture of 0.5 million Restricted Stock Units through that date, and 0.2 million Deferred Stock Units, collectively representing approximately 9.1 million shares of Common Stock. Accordingly, as of such date, approximately 90.7 million additional shares were available for future issuance.
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
During the three months ended March 31, 2017, the Company recorded $0.4 million of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Restricted Shares during the three months ended March 31, 2017:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2016	562,406	$13.78
Vested	(178,046)	14.01
Forfeited	(36,346)	13.88
Unvested shares, March 31, 2017	348,014	$13.65
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three months ended March 31, 2017, the Company recorded $1.1 million of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company (or upon a change of control). The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During the three months ended March 31, 2017, the Company recorded approximately $42,800 of expense related to Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the three months ended March 31, 2017.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2016	1,085,914	$8.43	—	$—
Granted	673,381	8.90	12,006	8.67
Vested	(244,915)	7.87	(12,006)	8.67
Unvested units, March 31, 2017	1,514,380	$8.73	—	$—
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the three months ended March 31, 2017, the Company recorded $1.5 million of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the LTI Target Awards during the three months ended March 31, 2017.

	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2016	1,522,487	$9.00
Granted	726,867	8.96
Unvested units, March 31, 2017	2,249,354	$8.99
Note 17 – Related Party Transactions and Arrangements
Cole Capital
Cole Capital is contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company distributes the shares of common stock for certain Cole REITs, advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors, and provides assistance in connection with compliance matters relating to the offerings. The Company receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
Offering-Related Revenue
The Company generally receives a selling commission, dealer manager fee and/or a distribution and stockholder servicing fee based on the gross offering proceeds related to the sale of shares of the Cole REITs’ common stock in their primary offerings. The Company has reallowed 100% of selling commissions earned to participating broker-dealers. The Company, in its sole discretion, may reallow all or a portion of its dealer manager and distribution and stockholder servicing fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided. No selling commissions or dealer manager fees are paid to the Company or other broker-dealers with respect to shares issued under the respective Cole REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

All other organization and offering expenses associated with the sale of the Cole REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Cole REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Cole REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. As of each of March 31, 2017 and December 31, 2016, the Company had organization and offering costs recorded as program development costs, included in rent and tenant receivables and other assets, net in the consolidated balance sheets, of $3.2 million, which were net of reserves of $33.8 million and $31.7 million, respectively.
The following table shows the offering fee summary information for the Cole REITs as of March 31, 2017:

	Selling Commissions (1)	Dealer Manager Fees (2)		Annual Distribution and Stockholder Servicing Fee (2)
Open Programs (3)

CCPT V
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(4)

INAV
Wrap Class Shares	—%	0.55%	(5)	—%
Advisor Class Shares	up to 3.75%	0.55%	(5)	0.5%	(5)
Institutional Class Shares	—%	0.25%	(5)	—%

CCIT III
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(4)
_______________________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the three months ended March 31, 2017 and 2016.

(2)
The Company may reallow all or a portion of its dealer manager fee and/or distribution and stockholder servicing fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)	CCIT II closed its offering during the three months ended September 30, 2016. The program’s fee structure was similar to that of CCPT V.

(4)
The maximum amount of the distribution and stockholder servicing fee with respect to sales of Class T shares is 4.0% of the gross offering proceeds for CCPT V and CCIT III. Distribution and stockholder servicing fees continue to be paid after the offering closes if the 4.0% maximum has not been met.

(5)	Fees are accrued daily in the amount of 1/365th of a percentage of the estimated per share NAV and payable monthly in arrears.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

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
The following table shows the transaction-related fees for the Cole REITs and other real estate programs as of March 31, 2017:

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

(3)
Financing coordination fee payable for services in connection with the origination, assumption, or refinancing of any debt (other than loans advanced by the Company) to acquire properties or make other permitted investments.

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
The following table shows the management fees for the Cole REITs as of March 31, 2017:

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Offering-related fees and reimbursements
Selling commissions (1)	$2,177	$7,041
Dealer manager and distribution fees (2)	1,253	2,640
Reimbursement revenue	886	2,710
Offering-related fees and reimbursements	4,316	12,391

Transaction service fees and reimbursements
Acquisition fees	3,272	1,702
Reimbursement revenues	734	682
Transaction service fees and reimbursements	4,006	2,384

Management fees and reimbursements
Asset and property management fees and leasing fees	53	55
Advisory and performance fee revenue	13,624	12,050
Reimbursement revenues	4,767	4,123
Management fees and reimbursements	18,444	16,228

Interest income on Affiliate Lines of Credit	124	308

Total related party revenues(3)	$26,890	$31,311
___________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the three months ended March 31, 2017 and 2016.

(2)
During the three months ended March 31, 2017 and 2016, the Company reallowed $0.5 million and $1.0 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)	Total related party revenues excludes fees earned from 1031 real estate programs of $0.4 million and $0.2 million, for the three months ended March 31, 2017 and 2016, respectively.
Investment in the Cole REITs
As of March 31, 2017 and December 31, 2016, the Company owned aggregate equity investments of $4.2 million and $4.7 million, respectively, in the Cole REITs and other affiliated offerings, presented in investment in unconsolidated entities in the consolidated balance sheets. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income from the Cole REITs in equity in (loss) income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three months ended March 31, 2017 and 2016, the Company recognized $419,000 and $122,000 of net loss, respectively, from the Cole REITs.
The table below presents certain information related to the Company’s investments in the Cole REITs as of March 31, 2017 (carrying amount in thousands):

	March 31, 2017
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	0.86%	$1,359
INAV	0.07%	135
CCIT II	0.44%	1,222
CCIT III	41.29%	961
CCPT IV	0.01%	111
Funds not yet in offering	100.00%	400
Total		$4,188

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, was $7,000 and $16,000 as of March 31, 2017 and December 31, 2016, respectively, related to amounts due to the Cole REITs.
Due from Affiliates
As of March 31, 2017 and December 31, 2016, $7.2 million and $11.0 million, respectively, was expected to be collected from affiliates, excluding balances from the Cole REITs’ lines of credit, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”). The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and matures on September 22, 2017. On March 28, 2017, CCI III OP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. As of March 31, 2017, the Subordinate Promissory Note had an interest rate of 4.98% and $7.8 million was outstanding. As of December 31, 2016, the Subordinate Promissory Note had an interest rate of 5.12% and $10.3 million was outstanding.
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
Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to the General Partner	$14,438	$(113,086)
Dividends to preferred shares and units	(17,973)	(17,973)
Net loss available to the General Partner	(3,535)	(131,059)
Earnings allocated to participating securities	(178)	(125)
Net loss available to common stockholders used in basic and diluted net loss per share	$(3,713)	$(131,184)

Weighted average number of common stock outstanding - basic and diluted	973,849,610	903,825,726

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.15)
For the three months ended March 31, 2017, diluted net loss per share attributable to common stockholders excludes approximately 0.7 million of unvested Restricted Shares and Restricted Stock Units and approximately 23.7 million OP Units as the effect would have been antidilutive.
For the three months ended March 31, 2016, diluted net loss attributable to common stockholders excludes approximately 4.4 million of unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Net Loss Per Unit
The following is a summary of the basic and diluted net loss per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to the Operating Partnership	$14,797	$(116,041)
Dividends to preferred units	(17,973)	(17,973)
Net loss available to the Operating Partnership	(3,176)	(134,014)
Earnings allocated to participating units	(178)	(125)
Net loss available to common unitholders used in basic and diluted net loss per unit	$(3,354)	$(134,139)

Weighted average number of common units outstanding - basic and diluted	997,597,957	927,589,523

Basic and diluted net loss per unit attributable to common unitholders	$(0.00)	$(0.15)
For the three months ended March 31, 2017, diluted net loss per unit attributable to common unitholders excludes approximately 0.7 million of unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
For the three months ended March 31, 2016, diluted net loss attributable to common unitholders excludes approximately 4.4 million of unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
Note 19 – Income Taxes
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
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a provision of $1.1 million and a benefit of $1.3 million for the three months ended March 31, 2017 and 2016, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.
REI Income Taxes
The REI segment recognized a provision of $3.1 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the three months ended March 31, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2012.
As of March 31, 2017, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2012 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc., CapLease, Inc., American Realty Capital Trust IV, Inc., Cole Real Estate Investments, Inc., and Cole Credit Property Trust, Inc. are subject.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (Unaudited) – (Continued)

Note 20 – Subsequent Events
The following events occurred subsequent to March 31, 2017:
Real Estate Investment Activity
From April 1, 2017 through April 28, 2017, the Company sold five properties for an aggregate gross sales price of $16.9 million, of which our share was $14.7 million and an estimated gain of $1.8 million. In addition, the Company acquired two properties for an aggregate purchase price of $14.6 million.
Common Stock Dividend
On May 3, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2017 to stockholders of record as of June 30, 2017, which will be paid on July 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On May 3, 2017, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for July 2017 through September 2017 in respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
June 15, 2017 - July 14, 2017	July 1, 2017	July 17, 2017
July 15, 2017 - August 14, 2017	August 1, 2017	August 15, 2017
August 15, 2017 - September 14, 2017	September 1, 2017	September 15, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I – Financial Information,” including the notes to the consolidated financial statements contained therein.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, goodwill and intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•
We are subject to risks associated with pending government investigations relating to the findings of the previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”) and related litigation.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes (as defined in Note 10 – Debt), and the terms of the Credit Facility (as defined in Note 10 – Debt).

•	Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	Compliance with the REIT annual distribution requirements may limit our operating flexibility.

•
We may be unable to fully reestablish the financial network which previously supported Cole Capital® and its Cole REITs (defined below) and/or regain the prior level of transaction and capital raising volume of Cole Capital.

•	Our Cole Capital operations are subject to extensive governmental regulation.

•	We are subject to conflicts of interest relating to Cole Capital’s investment management business.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,107 properties comprising 93.5 million square feet, of which 97.8% was leased as of March 31, 2017, with a weighted-average remaining lease term of 9.6 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Cole REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of March 31, 2017, the Cole REITs and other real estate programs’ assets under management were $7.5 billion.
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
Effective January 1, 2017, we determined that adjusted funds from operations (“AFFO”), a non-GAAP measure, and our real estate portfolio and economic metrics should exclude the impact of properties owned by the Company for which as of the reporting date, (i) the related mortgage loan is in default, and (ii) management has made a decision to transfer the properties to the lender in connection with settling the mortgage note obligation ("Excluded Properties") to better reflect our ongoing operations. Excluded Properties at March 31, 2017, included one vacant office property and one vacant industrial property, comprised of an aggregate of 578,000 square feet, which each secured a mortgage note payable, with aggregate debt outstanding of $41.8 million. The Company did not update data presented for prior periods for this change as it determined the impact on our prior periods was immaterial.
Without the Excluded Properties, our portfolio is comprised of 4,105 retail, restaurant, office and industrial real estate properties with an aggregate of 93.0 million square feet, of which 98.4% was leased as of March 31, 2017, with a weighted-average remaining lease term of 9.6 years.
Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired controlling financial interests in 16 commercial properties and three land parcels for an aggregate purchase price of $101.5 million.

•	Disposed of 50 properties for an aggregate sales price of $210.6 million, of which our share was $200.8 million, resulting in consolidated proceeds of $195.7 million after closing costs.

•	Total secured debt decreased by $81.7 million, from $2.65 billion to $2.57 billion.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the first quarter of 2017, representing an annualized dividend rate of $0.55 per share.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of March 31, 2017, based on annualized rental income of $1.2 billion, omitting the Excluded Properties.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of March 31, 2017 and 2016:

	March 31, 2017 (1)	March 31, 2016
Portfolio Metrics
Operating properties	4,105	4,378
Rentable square feet (in millions)	93.0	99.0
Economic occupancy rate (2)	98.4%	98.6%
Investment-grade tenants (3)	41.6%	42.1%
____________________________________

(1)	Omits the impact of the Excluded Properties, if any.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(3)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of March 31, 2017 and 2016:

	March 31, 2017 (1)	March 31, 2016
Economic Metrics
Weighted-average lease term (in years) (2)	9.6	10.4
Lease rollover (2)(3):
Annual average	4.4%	3.9%
Maximum for a single year	7.8%	4.6%
____________________________________

(1)	Omits the impact of the Excluded Properties, if any.

(2)	Based on annualized rental income of our real estate portfolio as of March 31, 2017.

(3)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended March 31,
	2017	2016
Financial Metrics
REI Segment
Revenues	$320,898	$337,787
Operating income (loss)	$75,808	$(60,804)
Net income (loss)	$12,780	$(115,534)
Funds from operations (“FFO”) attributable to common stockholders and limited partners (1)	$168,055	$196,775
Adjusted funds from operations (“AFFO”) attributable to common stockholders and limited partners (1)	$177,437	$185,528
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.18	$0.20

Cole Capital Segment
Revenues	$27,131	$31,233
Operating income (loss)	$3,028	$(2,349)
Net income (loss)	$2,010	$(546)
FFO attributable to common stockholders and limited partners (1)	$2,010	$(546)
AFFO attributable to common stockholders and limited partners (1)	$9,884	$7,147
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.01	$0.01

Consolidated
Revenues	$348,029	$369,020
Operating income (loss)	$78,836	$(63,153)
Net income (loss)	$14,790	$(116,080)
FFO attributable to common stockholders and limited partners (1)	$170,065	$196,229
AFFO attributable to common stockholders and limited partners (1)	$187,321	$192,675
Net loss attributable to common stockholders per diluted share (2)	$(0.00)	$(0.15)
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.19	$0.21
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

(2)	See “Note 18 – Net Income (Loss) Per Share/Unit” for calculation of net loss per share.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	March 31, 2017	December 31, 2016
REI segment	$15,110,337	$15,337,623
Cole Capital segment	246,198	249,951
Total	$15,356,535	$15,587,574

Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016	2017 vs 2016 Increase/(Decrease)
Revenues:
Rental income	$293,739	$313,971	$(20,232)
Direct financing lease income	433	569	(136)
Operating expense reimbursements	26,726	23,247	3,479
Cole Capital revenue:
Offering-related fees and reimbursements	4,316	12,391	(8,075)
Transaction service fees and reimbursements	4,097	2,384	1,713
Management fees and reimbursements	18,718	16,458	2,260
Total Cole Capital revenue	27,131	31,233	(4,102)
Total revenues	$348,029	$369,020	$(20,991)
Rental Income
The decrease in rental income of $20.2 million during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to the disposition of 351 consolidated properties subsequent to January 1, 2016.
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
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and/or distribution and stockholder servicing fees earned from selling securities in the Cole REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed during the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016	2017 vs 2016 Increase/(Decrease)
Offering-related fees and commissions	$3,430	$9,681	$(6,251)
Offering-related reimbursements	886	2,710	(1,824)
Less: reallowed fees and commissions	2,660	8,068	(5,408)
Offering-related fees and reimbursements, net of reallowed	$1,656	$4,323	$(2,667)
The decrease in offering-related fees and reimbursements, net of reallowed fees and commissions of $2.7 million during the three months ended March 31, 2017 was a direct result of a $77.9 million decrease in capital raise from $144.6 million to $66.7 million as compared to the same period in 2016. The decrease in capital raise was primarily due to the closing of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) on September 17, 2016.

Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Cole REITs and other real estate programs. The increase of $1.7 million during the three months ended March 31, 2017 was primarily due to an increase in property acquisitions from $102.1 million during the three months ended March 31, 2016, to $216.2 million for the three months ended March 31, 2017.
Management Fees and Reimbursements
Management fees and reimbursement revenue represents advisory, asset and property management fees for operating, leasing and managing the portfolios of the Cole REITs and other real estate programs. The increase of $2.3 million for the three months ended March 31, 2017 as compared to the same period in 2016 is primarily due to an increase in the average assets under management from $6.8 billion for the three months ended March 31, 2016 to $7.4 billion for the three months ended March 31, 2017 and an increase in reimbursement revenue of $0.6 million for the three months ended March 31, 2017 as compared to the same period in 2016.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016	2017 vs 2016 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$2,660	$8,068	$(5,408)
Acquisition-related expenses	617	242	375
Litigation and other non-routine costs, net of insurance recoveries	12,875	(5,175)	18,050
Property operating expenses	34,016	34,813	(797)
General and administrative expenses	29,148	29,400	(252)
Depreciation and amortization expenses	183,152	204,308	(21,156)
Impairments	6,725	160,517	(153,792)
Total operating expenses	$269,193	$432,173	$(162,980)
Acquisition-Related Expenses
Subsequent to the adoption of ASU 2017-01 as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements, acquisition-related expenses consist primarily of internal salaries allocated to acquisition-related activities as well as costs incurred for deals that were not consummated. The increase in acquisition-related expenses for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to an increase in allocated internal salaries resulting from additional time spent on acquiring sixteen commercial properties and three land parcels for a purchase price of $101.9 million during the three months ended March 31, 2017 as compared to the acquisition of one property for an aggregate purchase price of $20.0 million during the three months ended March 31, 2016.
Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The increase of $18.1 million during the three months ended March 31, 2017 as compared to the same period in 2016 was due to an increase of $7.9 million in legal fees incurred related to the Audit Committee Investigation and related litigation and investigations during the three months ended March 31, 2017 as compared to the same period in 2016. Additionally, the Company recognized $10.0 million of insurance recoveries during the three months ended March 31, 2016. No insurance recoveries were recognized during the three months ended March 31, 2017.

Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016	2017 vs 2016 Increase/(Decrease)
Property operating expenses	$34,016	$34,813	$(797)
Less: Operating expense reimbursements	26,726	23,247	3,479
Property operating expenses, net of operating expense reimbursements	$7,290	$11,566	$(4,276)
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The decrease in net property operating expenses of $4.3 million during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to the disposition of vacant properties and certain properties subject to double-net or modified gross leases. In addition, the Company recognized bad debt expense of $0.9 million related to Ovation Brands, Inc., which filed for Chapter 11 bankruptcy on March 7, 2016.
Depreciation and Amortization Expenses
The decrease of $21.2 million during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to the disposition of 351 consolidated properties subsequent to January 1, 2016. The Company also recorded $6.7 million and $160.5 million of impairment charges on real estate investments during the three months ended March 31, 2017 and 2016, respectively, which reduced the carrying value being depreciated and amortized.
Impairments
The Company recorded impairment charges of $6.7 million related to 14 properties during the three months ended March 31, 2017. There were $160.5 million of impairment charges recorded during the three months ended March 31, 2016. The decrease in impairments of $153.8 million during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties, as well as a tenant of 59 restaurant properties filing for bankruptcy during the first quarter of 2016.
Other (Expense) Income and Income Tax Provision
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016	2017 vs 2016 Increase/(Decrease)
Other expense and tax provision:
Interest expense	$(73,743)	$(80,426)	$(6,683)
Loss on extinguishment and forgiveness of debt, net	(70)	—	(70)
Other income, net	798	1,062	(264)
Equity in (loss) income and gain on disposition of unconsolidated entities	(82)	10,404	(10,486)
Gain (loss) on derivative instruments, net	824	(1,086)	1,910
Gain on disposition of real estate and held for sale assets, net	12,481	17,175	(4,694)
Provision for income taxes	(4,254)	(56)	4,198
Interest Expense
The decrease of $6.7 million during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily a result of a decrease in the total outstanding debt balance from $7.8 billion as of March 31, 2016 to $6.3 billion as of March 31, 2017, largely due to the repayment of all outstanding borrowings under the revolving credit facility, repayment of $0.5 billion of the Credit Facility Term Loan as well as reducing secured debt with proceeds from the public equity offering and property dispositions.

Other Income. net
The decrease of $0.3 million during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily a result of lower interest income relating to investment securities, including CMBS and mortgage notes receivable, which is partially attributable to a mortgage note and a CMBS reaching maturity and being paid in full subsequent to March 31, 2016.
Equity in (Loss) Income and Gain on Disposition of Unconsolidated Entities
The decrease of $10.5 million during the three months ended March 31, 2017 as compared to the same period in 2016 is primarily the result of a gain of $10.2 million recognized on the disposition of one unconsolidated joint venture owning one property during the three months ended March 31, 2016, with no comparable gain in 2017.
Gain (Loss) on Derivative Instruments, Net
The change during the three months ended March 31, 2017 from a loss of $1.1 million in 2016 as compared to a gain of $0.8 million during the same period in 2017, is primarily the result of an increase in the fair value of one interest rate derivative not designated as a hedging instrument as discussed in Note 11 – Derivatives and Hedging Activities to our consolidated financial statements.
Gain on Disposition of Real Estate and Held For Sale Assets, Net
The decrease in gain on disposition of real estate and held for sale assets, net of $4.7 million during three months ended March 31, 2017 as compared to the same period in 2016, is due to the Company’s disposition of 50 properties for an aggregate gross sales price of $210.6 million which resulted in a gain of $12.5 million during the three months ended March 31, 2017, as compared to the disposal of 58 properties for an aggregate sales price of $193.7 million during the same period in 2016 for a gain of $18.8 million. During the three months ended March 31, 2017, the Company also did not record a loss related to assets classified as held for sale, as compared to a loss of $1.7 million during the same period in 2016.
Provision for Income Taxes
The consolidated provision for income taxes of $4.3 million for the three months ended March 31, 2017 as compared to a provision of $0.1 million for the same period in 2016 reflects an overall increase in expense primarily related to net income in the taxable REIT subsidiary of the Cole Capital segment during the three months ended March 31, 2017 as compared to a net loss for the same period in 2016. During the three months ended March 31, 2017, the Company also recognized a taxable gain on the sale of certain Canadian properties.

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
In addition to FFO, we use AFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and other non-routine costs, gains or losses on sale of investment securities or mortgage notes receivable, legal settlements and insurance recoveries not in the ordinary course of business. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rental revenue, unrealized gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, above-market lease assets and below-market lease liabilities. Effective January 1, 2017, we determined to omit the impact of the Excluded Properties and related non-recourse mortgage notes from AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended March 31,
Consolidated	2017	2016
Net income (loss)	$14,790	$(116,080)
Dividends on non-convertible preferred stock	(17,973)	(17,973)
Gain on real estate assets and interest in joint venture, net	(12,481)	(27,373)
Depreciation and amortization of real estate assets	178,295	195,991
Impairment of real estate	6,725	160,517
Proportionate share of adjustments for unconsolidated entities	709	1,147
FFO attributable to common stockholders and limited partners	170,065	196,229
Acquisition-related expenses	617	242
Litigation and other non-routine costs, net of insurance recoveries	12,875	(5,175)
(Gain) loss on derivative instruments, net	(824)	1,086
Amortization of premiums and discounts on debt and investments, net	(847)	(4,426)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,305	1,296
Net direct financing lease adjustments	621	559
Amortization and write-off of deferred financing costs	6,347	7,307
Amortization of management contracts	4,146	7,451
Deferred tax expense (benefit) (1)	1,649	(1,457)
Loss on extinguishment and forgiveness of debt, net	70	—
Straight-line rent, net of bad debt expense related to straight-line rent	(12,797)	(13,045)
Equity-based compensation	3,111	1,730
Other amortization and non-cash charges	634	743
Proportionate share of adjustments for unconsolidated entities	55	135
Adjustments for Excluded Properties	294	—
AFFO attributable to common stockholders and limited partners	$187,321	$192,675

Weighted-average shares of common stock outstanding - basic	973,849,610	903,825,726
Limited Partner OP Units and effect of dilutive securities(2)	24,402,139	26,354,148
Weighted-average shares of common stock outstanding - diluted (3)	998,251,749	930,179,874

AFFO attributable to common stockholders and limited partners per diluted share	$0.19	$0.21
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

The table below presents FFO and AFFO for the REI segment for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended March 31,
REI segment:	2017	2016
Net income (loss)	$12,780	$(115,534)
Dividends on non-convertible preferred stock	(17,973)	(17,973)
Gain on real estate assets and interest in joint venture, net	(12,481)	(27,373)
Depreciation and amortization of real estate assets	178,295	195,991
Impairment of real estate	6,725	160,517
Proportionate share of adjustments for unconsolidated entities	709	1,147
FFO attributable to common stockholders and limited partners	168,055	196,775

Acquisition-related expenses	617	217
Litigation and other non-routine costs, net of insurance recoveries	12,875	(5,175)
(Gain) loss on derivative instruments, net	(824)	1,086
Amortization of premiums and discounts on debt and investments, net	(847)	(4,426)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,305	1,296
Net direct financing lease adjustments	621	559
Amortization and write-off of deferred financing costs	6,347	7,307
Loss on extinguishment and forgiveness of debt, net	70	—
Straight-line rent, net of bad debt expense related to straight-line rent	(12,797)	(13,045)
Equity-based compensation	1,664	799
Other amortization and non-cash charges	2	—
Proportionate share of adjustments for unconsolidated entities	55	135
Adjustments for Excluded Properties	294	—
AFFO attributable to common stockholders and limited partners	$177,437	$185,528

Weighted-average shares of common stock outstanding - basic	973,849,610	903,825,726
Limited Partner OP Units and effect of dilutive securities (1)	24,402,139	26,354,148
Weighted-average shares of common stock outstanding - diluted (2)	998,251,749	930,179,874

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.20
____________________________________

(1)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(2)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the Cole Capital segment for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended March 31,
Cole Capital segment:	2017	2016
Net income (loss)	2,010	$(546)
FFO attributable to common stockholders and limited partners	2,010	(546)

Acquisition-related expenses	—	25
Amortization of Management Contracts	4,146	7,451
Deferred tax expense (benefit) (1)	1,649	(1,457)
Equity-based compensation	1,447	931
Other amortization and non-cash charges	632	743
AFFO attributable to common stockholders and limited partners	$9,884	$7,147

Weighted-average shares of common stock outstanding - basic	973,849,610	903,825,726
Limited Partner OP Units and effect of dilutive securities (2)	24,402,139	26,354,148
Weighted-average shares of common stock outstanding - diluted (3)	998,251,749	930,179,874

AFFO attributable to common stockholders and limited partners per diluted share	$0.01	$0.01
_________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	fund capital expenditures, tenant improvements and leasing costs;

•	pay litigation costs; and

•	fund property acquisitions.

We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.

Continuous Equity Offering Program
On September 19, 2016, the Company registered the Program pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of March 31, 2017, no shares of common stock have been issued pursuant to the Program.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the three months ended March 31, 2017, we disposed of 50 properties for an aggregate sales price of $210.6 million, of which our share was $200.8 million, resulting in consolidated proceeds of $195.7 million after disposition fees and debt assumptions. We expect to continue to explore opportunities to sell additional properties as we pay off outstanding debt, which will reduce our overall leverage and provide us further financial flexibility.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
As of March 31, 2017, the Credit Facility allowed for maximum borrowings of $2.8 billion, consisting of the $0.5 billion Credit Facility Term Loan and a $2.3 billion revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. During the year ended December 31, 2016, the Company repaid all of the outstanding borrowings under its revolving credit facility and has no outstanding balance as of March 31, 2017. The remaining outstanding balance on the Credit Facility Term Loan of $0.5 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on this portion was 3.25% at March 31, 2017. As of March 31, 2017, a maximum of $2.3 billion was available to the OP for future borrowings, subject to borrowing availability.
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
For the purposes of determining unencumbered asset value, the Company is permitted to include restaurant properties representing up to 30% of its unencumbered asset value in such calculation.
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2017.
Corporate Bonds
Summary and Obligations
As of March 31, 2017, the OP had $2.25 billion aggregate principal amount of Senior Notes. The indentures governing the Senior Notes require that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our Senior Notes during the three months ended March 31, 2017. As of March 31, 2017, the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes.
Convertible Debt
Summary and Obligations
As of March 31, 2017, the Company had $1.00 billion aggregate principal amount of Convertible Notes. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of our Convertible Notes during the three months ended March 31, 2017.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of March 31, 2017, we had non-recourse mortgage indebtedness of $2.6 billion, which was collateralized by 597 properties, reflecting a net decrease from December 31, 2016 of $76.6 million primarily resulting from our disposition activity during the three months ended March 31, 2017. Our mortgage indebtedness bore interest at the weighted-average rate of 4.99% per annum and had a weighted-average maturity of 4.6 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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

Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2017, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements.
Other Debt
As of March 31, 2017, the Company had the secured KBC Loan with an outstanding principal balance of $15.8 million and remaining unamortized premium of $0.1 million. The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to March 31, 2017 are $2.5 million and $13.3 million for the years ended December 31, 2017 and 2018, respectively.
Dividends
On February 22, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of  $0.55 per share) for the first quarter of 2017 to stockholders of record as of March 31, 2017, which was paid on April 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 15 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of March 31, 2017, there were approximately 42.8 million shares of Series F Preferred Stock(and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$2,569,208	$359,587	$336,738	$636,057	$1,236,826
Interest payments - mortgage notes and other debt (1) (2)	545,903	118,842	204,774	147,975	74,312
Principal payments - Credit Facility	500,000	—	500,000	—	—
Interest payments - Credit Facility (1) (2)	20,560	16,459	4,101	—	—
Principal payments - corporate bonds	2,250,000	—	750,000	400,000	1,100,000
Interest payments - corporate bonds	535,924	91,250	156,563	123,750	164,361
Principal payments - convertible debt	1,000,000	—	597,500	402,500	—
Interest payments - convertible debt	79,831	33,019	36,163	10,649	—
Operating and ground lease commitments	304,984	13,858	36,278	34,803	220,045
Total	$7,806,410	$633,015	$2,622,117	$1,755,734	$2,795,544
____________________________________

(1)
As of March 31, 2017, we had $188.7 million of variable rate mortgage notes and $0.5 billion of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $13.7 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis
Operating Activities – During the three months ended March 31, 2017, net cash provided by operating activities increased $5.7 million to $184.3 million from $178.6 million during the same period in 2016. The increase was primarily due to lower interest payments during the three months ended March 31, 2017 as compared to the same period in 2016 as a result of a $1.5 billion reduction in debt outstanding subsequent to March 31, 2016. The increase was partially offset by a decrease in rental receipts related to the disposition of 351 consolidated properties subsequent to January 1, 2016 and a decrease in insurance recoveries related to the Audit Committee Investigation and related litigation of $10.0 million.

Investing Activities – Net cash provided by investing activities for the three months ended March 31, 2017 decreased $121.5 million to $79.9 million from $201.4 million during the same period in 2016. The decrease was primarily due to an increase in investments in real estate assets and real estate developments of $87.0 million and a decrease in cash receipts from affiliate line of credit repayments of $47.5 million. These decreases were partially offset by an increase in cash proceeds from the disposition of real estate assets of $19.6 million.
Financing Activities – Net cash used in financing activities of $235.1 million decreased $109.6 million during the three months ended March 31, 2017 from $344.6 million during the same period in 2016. The decrease was primarily related to a decrease in net debt repayments on the revolving credit facility during the three months ended March 31, 2017 as compared to the same period in 2016. This decrease was partially offset by an increase in payments on mortgage notes payable and other debt, including extinguishment costs of $62.3 million and an increase in distributions paid as a result of the issuance of Common Stock subsequent to March 31, 2016.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2017.
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
Related Party Transactions and Agreements
There have been no related party transactions to report during the three months ended March 31, 2017 aside from those with the Cole REITs, as further described below.
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

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in our Annual Report on Form 10-K for the year ended December 31, 2016:
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
Interest Rate Risk
As of March 31, 2017, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $6.4 billion and $6.3 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $225.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $219.7 million.
As of March 31, 2017, our debt included variable-rate debt with a fair value and carrying value each of $13.7 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.1 million annually. See “Note 10 – Debt” to our consolidated financial statements.
As of March 31, 2017, our interest rate swaps had a fair value that resulted in an asset of $0.4 million and a liability of $2.0 million. See “Note 11 – Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.

As the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the first quarter of 2017, the General Partner and the Operating Partnership repurchased the following shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards:

Period	Total Number of Shares/ Units Purchased	Average Price Paid Per Share/Unit (1)
January 1, 2017 – January 31, 2017	1,104	$8.46
February 1, 2017 – February 28, 2017	33,844	8.70
March 1, 2017 – March 31, 2017	30,025	8.49
Total	64,973	$8.60
_______________________________________________

(1)	With respect to these shares/units, the price paid per share/unit is based on the weighted average closing price on the respective vesting date.
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
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 3, 2017

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.13	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.15	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
10.1*	Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan.
10.2*	Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan and the Independent Directors’ Deferred Compensation Program.
10.3
Amendment effective February 22, 2017, to the Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and William C. Miller (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2016 filed with the SEC on February 23, 2017).

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