Form 10-Q
period 2017-06-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2017-08-03
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 974,249,180 shares of common stock of VEREIT, Inc. outstanding as of July 31, 2017.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2017 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended June 30, 2017

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,858,662	$2,895,625
Buildings, fixtures and improvements	10,496,710	10,644,296
Intangible lease assets	2,000,292	2,044,521
Total real estate investments, at cost	15,355,664	15,584,442
Less: accumulated depreciation and amortization	2,623,050	2,331,643
Total real estate investments, net	12,732,614	13,252,799
Investment in unconsolidated entities	44,931	46,077
Investment in direct financing leases, net	33,892	39,455
Investment securities, at fair value	42,250	47,215
Mortgage notes receivable, net	20,722	22,764
Cash and cash equivalents	292,498	256,452
Restricted cash	40,995	45,018
Intangible assets, net	16,319	24,609
Rent and tenant receivables and other assets, net	349,013	330,705
Goodwill	1,462,585	1,462,203
Due from affiliates	8,085	21,349
Real estate assets held for sale, net	4,136	38,928
Total assets	$15,048,040	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,381,031	$2,671,106
Corporate bonds, net	2,228,422	2,226,224
Convertible debt, net	978,738	973,340
Credit facility, net	497,718	496,578
Below-market lease liabilities, net	209,566	224,023
Accounts payable and accrued expenses	149,309	146,137
Deferred rent, derivative and other liabilities	70,735	68,039
Distributions payable	168,953	162,578
Due to affiliates	89	16
Total liabilities	6,684,561	6,968,041
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of June 30, 2017 and December 31, 2016	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 974,250,202 and 974,146,650 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9,742	9,741
Additional paid-in-capital	12,645,309	12,640,171
Accumulated other comprehensive loss	(1,928)	(2,556)
Accumulated deficit	(4,456,708)	(4,200,423)
Total stockholders’ equity	8,196,843	8,447,361
Non-controlling interests	166,636	172,172
Total equity	8,363,479	8,619,533
Total liabilities and equity	$15,048,040	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$286,291	$311,352	$580,030	$625,323
Direct financing lease income	403	535	836	1,104
Operating expense reimbursements	21,551	26,646	48,277	49,893
Cole Capital revenue	28,685	32,486	55,816	63,719
Total revenues	336,930	371,019	684,959	740,039
Operating expenses:
Cole Capital reallowed fees and commissions	2,874	6,975	5,534	15,043
Acquisition-related	756	41	1,373	283
Litigation and other non-routine costs, net of insurance recoveries	14,411	2,917	27,286	(2,258)
Property operating	31,627	38,199	65,643	73,012
General and administrative	29,411	33,094	58,559	62,494
Depreciation and amortization	184,288	197,345	367,440	401,653
Impairments	17,769	8,825	24,494	169,342
Total operating expenses	281,136	287,396	550,329	719,569
Operating income	55,794	83,623	134,630	20,470
Other (expense) income:
Interest expense	(73,621)	(82,468)	(147,364)	(162,894)
Gain on extinguishment and forgiveness of debt, net	9,005	252	8,935	252
Other income, net	1,835	1,216	2,633	2,278
Equity in income and gain on disposition of unconsolidated entities	513	70	431	10,474
Gain (loss) on derivative instruments, net	592	(177)	1,416	(1,263)
Total other expenses, net	(61,676)	(81,107)	(133,949)	(151,153)
(Loss) income before taxes and real estate dispositions	(5,882)	2,516	681	(130,683)
Gain on disposition of real estate and held for sale assets, net	42,639	437	55,120	17,612
Income (loss) before taxes	36,757	2,953	55,801	(113,071)
(Provision for) benefit from income taxes	(2,571)	280	(6,825)	224
Net income (loss)	34,186	3,233	48,976	(112,847)
Net (income) loss attributable to non-controlling interests (1)	(778)	(87)	(1,130)	2,907
Net income (loss) attributable to the General Partner	$33,408	$3,146	$47,846	$(109,940)

Basic and diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.02)	$0.01	$(0.16)
Distributions declared per common share	$0.14	$0.14	$0.28	$0.28
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$34,186	$3,233	$48,976	$(112,847)
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(307)	(3,287)	197	(12,989)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	240	1,919	710	4,018
Unrealized (loss) gain on investment securities, net	(69)	391	(263)	(1,570)
Total other comprehensive (loss) income	(136)	(977)	644	(10,541)

Total comprehensive income (loss)	34,050	2,256	49,620	(123,388)
Comprehensive (income) loss attributable to non-controlling interests (1)	(775)	(62)	(1,146)	3,176
Total comprehensive income (loss) attributable to the General Partner	$33,275	$2,194	$48,474	$(120,212)
_______________________________________________

(1)	Represents comprehensive (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of common stock under the Share Repurchase Program (1)	—	—	(68,759)	(1)	(517)	—	—	(518)	—	(518)
Repurchases of common stock to settle tax obligation	—	—	(222,111)	(2)	(1,904)	—	—	(1,906)	—	(1,906)
Equity-based compensation, net	—	—	394,422	4	7,559	—	—	7,563	—	7,563
Distributions declared on common stock	—	—	—	—	—	—	(267,866)	(267,866)	—	(267,866)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(6,610)	(6,610)
Distributions to participating securities	—	—	—	—	—	—	(391)	(391)	—	(391)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(35,874)	(35,874)	(72)	(35,946)
Net income	—	—	—	—	—	—	47,846	47,846	1,130	48,976
Other comprehensive income	—	—	—	—	—	628	—	628	16	644
Balance, June 30, 2017	42,834,138	$428	974,250,202	$9,742	$12,645,309	$(1,928)	$(4,456,708)	$8,196,843	$166,636	$8,363,479

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2016	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Repurchases of common stock to settle tax obligation	—	—	(205,325)	(2)	(1,796)	—	—	(1,798)	—	(1,798)
Equity-based compensation, net	—	—	118,891	1	4,508	—	—	4,509	—	4,509
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on common stock	—	—	—	—	—	—	(248,575)	(248,575)	—	(248,575)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(6,596)	(6,596)
Distributions to participating securities	—	—	—	—	—	—	(335)	(335)	—	(335)
Distributions to preferred shareholders	—	—	—	—	—	—	(35,874)	(35,874)	(72)	(35,946)
Cumulative effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(109,940)	(109,940)	(2,907)	(112,847)
Other comprehensive loss	—	—	—	—	—	(10,272)	—	(10,272)	(269)	(10,541)
Balance, June 30, 2016	42,834,138	$428	904,797,960	$9,048	$11,934,864	$(12,297)	$(3,810,341)	$8,121,702	$180,803	$8,302,505
___________________________________

(1)
The Company’s Share Repurchase Program (as defined in Note 15 – Equity), which was authorized by the board of directors on May 12, 2017, allows for the repurchase of up to $200.0 million of the Company’s outstanding shares of Common Stock over the next 12 months.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$48,976	$(112,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	380,416	410,268
Gain on real estate assets and joint venture, net	(55,120)	(27,810)
Impairments	24,494	169,342
Equity-based compensation	7,559	4,509
Equity in loss (income) of unconsolidated entities	(431)	(276)
Distributions from unconsolidated entities	1,578	2,571
(Gain) loss on investment securities	(65)	—
(Gain) loss on derivative instruments, net	(1,416)	1,263
Gain on extinguishment and forgiveness of debt, net	(8,935)	(252)
Changes in assets and liabilities:
Investment in direct financing leases	1,085	1,290
Rent and tenant receivables and other assets, net	(33,086)	(34,799)
Due from affiliates	7,014	2,590
Accounts payable and accrued expenses	9,106	6,717
Deferred rent, derivative and other liabilities	5,010	(12,140)
Due to affiliates	73	(230)
Net cash provided by operating activities	386,258	410,196
Cash flows from investing activities:
Investments in real estate assets	(154,371)	(19,952)
Capital expenditures and leasing costs	(9,887)	(6,022)
Real estate developments	(6,841)	(5,071)
Principal repayments received from borrowers	5,781	4,370
Proceeds from disposition of real estate and joint venture	301,320	345,251
Investment in leasehold improvements and other assets	(192)	(1,007)
Deposits for real estate assets	(25,827)	(7,573)
Uses and refunds of deposits for real estate assets	20,201	6,014
Line of credit repayments from affiliates	6,250	50,000
Change in restricted cash	4,023	(1,070)
Net cash provided by investing activities	140,457	364,940
Cash flows from financing activities:
Proceeds from mortgage notes payable	3,091	511
Payments on mortgage notes payable and other debt, including extinguishment costs	(187,090)	(106,707)
Proceeds from credit facility	—	453,000
Payments on credit facility	—	(858,000)
Proceeds from corporate bonds	—	1,000,000
Payments of deferred financing costs	(16)	(16,727)
Repurchases of common stock under the Share Repurchase Program	(518)	—
Repurchases of common stock to settle tax obligations	(1,698)	(1,798)
Contributions from non-controlling interest holders	—	675
Distributions paid	(304,438)	(285,573)
Net cash (used in) provided by financing activities	(490,669)	185,381
Net change in cash and cash equivalents	36,046	960,517
Cash and cash equivalents, beginning of period	256,452	69,103
Cash and cash equivalents, end of period	$292,498	$1,029,620

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,858,662	$2,895,625
Buildings, fixtures and improvements	10,496,710	10,644,296
Intangible lease assets	2,000,292	2,044,521
Total real estate investments, at cost	15,355,664	15,584,442
Less: accumulated depreciation and amortization	2,623,050	2,331,643
Total real estate investments, net	12,732,614	13,252,799
Investment in unconsolidated entities	44,931	46,077
Investment in direct financing leases, net	33,892	39,455
Investment securities, at fair value	42,250	47,215
Mortgage notes receivable, net	20,722	22,764
Cash and cash equivalents	292,498	256,452
Restricted cash	40,995	45,018
Intangible assets, net	16,319	24,609
Rent and tenant receivables and other assets, net	349,013	330,705
Goodwill	1,462,585	1,462,203
Due from affiliates	8,085	21,349
Real estate assets held for sale, net	4,136	38,928
Total assets	$15,048,040	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,381,031	$2,671,106
Corporate bonds, net	2,228,422	2,226,224
Convertible debt, net	978,738	973,340
Credit facility, net	497,718	496,578
Below-market lease liabilities, net	209,566	224,023
Accounts payable and accrued expenses	149,309	146,137
Deferred rent, derivative and other liabilities	70,735	68,039
Distributions payable	168,953	162,578
Due to affiliates	89	16
Total liabilities	6,684,561	6,968,041
Commitments and contingencies (Note 14)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of June 30, 2017 and December 31, 2016	817,947	853,821
General Partner's common equity, 974,250,202 and 974,146,650 General Partner OP Units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	7,378,896	7,593,540
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of June 30, 2017 and December 31, 2016	3,099	3,171
Limited Partner's common equity, 23,748,347 Limited Partner OP Units issued and outstanding as of each of June 30, 2017 and December 31, 2016, respectively	161,234	166,598
Total partners’ equity	8,361,176	8,617,130
Non-controlling interests	2,303	2,403
Total equity	8,363,479	8,619,533
Total liabilities and equity	$15,048,040	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$286,291	$311,352	$580,030	$625,323
Direct financing lease income	403	535	836	1,104
Operating expense reimbursements	21,551	26,646	48,277	49,893
Cole Capital revenue	28,685	32,486	55,816	63,719
Total revenues	336,930	371,019	684,959	740,039
Operating expenses:
Cole Capital reallowed fees and commissions	2,874	6,975	5,534	15,043
Acquisition-related	756	41	1,373	283
Litigation and other non-routine costs, net of insurance recoveries	14,411	2,917	27,286	(2,258)
Property operating	31,627	38,199	65,643	73,012
General and administrative	29,411	33,094	58,559	62,494
Depreciation and amortization	184,288	197,345	367,440	401,653
Impairments	17,769	8,825	24,494	169,342
Total operating expenses	281,136	287,396	550,329	719,569
Operating income	55,794	83,623	134,630	20,470
Other (expense) income:
Interest expense	(73,621)	(82,468)	(147,364)	(162,894)
Gain on extinguishment and forgiveness of debt, net	9,005	252	8,935	252
Other income, net	1,835	1,216	2,633	2,278
Equity in income and gain on disposition of unconsolidated entities	513	70	431	10,474
Gain (loss) on derivative instruments, net	592	(177)	1,416	(1,263)
Total other expenses, net	(61,676)	(81,107)	(133,949)	(151,153)
(Loss) income before taxes and real estate dispositions	(5,882)	2,516	681	(130,683)
Gain on disposition of real estate and held for sale assets, net	42,639	437	55,120	17,612
Income (loss) before taxes	36,757	2,953	55,801	(113,071)
(Provision for) benefit from income taxes	(2,571)	280	(6,825)	224
Net income (loss)	34,186	3,233	48,976	(112,847)
Net loss (income) attributable to non-controlling interests (1)	14	(4)	21	35
Net income (loss) attributable to the OP	$34,200	$3,229	$48,997	$(112,812)

Basic and diluted net income (loss) per unit attributable to common unitholders	$0.02	$(0.02)	$0.01	$(0.16)
Distributions declared per common unit	$0.14	$0.14	$0.28	$0.28
_______________________________________________

(1)	Represents loss (income) attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$34,186	$3,233	$48,976	$(112,847)
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(307)	(3,287)	197	(12,989)
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	240	1,919	710	4,018
Unrealized (loss) gain on investment securities, net	(69)	391	(263)	(1,570)
Total other comprehensive income (loss)	(136)	(977)	644	(10,541)

Total comprehensive income (loss)	34,050	2,256	49,620	(123,388)
Comprehensive loss (income) attributable to non-controlling interests (1)	14	(4)	21	35
Total comprehensive income (loss) attributable to the OP	$34,064	$2,252	$49,641	$(123,353)
_______________________________________________

(1)	Represents loss (income) attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2017	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP Units under the Share Repurchase Program	—	—	—	—	(68,759)	(518)	—	—	(518)	—	(518)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(222,111)	(1,906)	—	—	(1,906)	—	(1,906)
Equity-based compensation, net	—	—	—	—	394,422	7,563	—	—	7,563	—	7,563
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(268,257)	—	(6,531)	(274,788)	(79)	(274,867)
Distributions to Preferred OP Units	—	(35,874)	—	(72)	—	—	—	—	(35,946)	—	(35,946)
Net income (loss)	—	—	—	—	—	47,846	—	1,151	48,997	(21)	48,976
Other comprehensive income	—	—	—	—	—	628	—	16	644	—	644
Balance, June 30, 2017	42,834,138	$817,947	86,874	$3,099	974,250,202	$7,378,896	23,748,347	$161,234	$8,361,176	$2,303	$8,363,479

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2016	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(205,325)	(1,798)	—	—	(1,798)	—	(1,798)
Equity-based compensation, net	—	—	—	—	118,891	4,509	—	—	4,509	—	4,509
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(248,910)	—	(6,538)	(255,448)	(58)	(255,506)
Distributions to Preferred OP Units	—	(35,874)	—	(72)	—	—	—	—	(35,946)	—	(35,946)
Net loss	—	—	—	—	—	(109,940)	—	(2,872)	(112,812)	(35)	(112,847)
Other comprehensive loss	—	—	—	—	—	(10,272)	—	(269)	(10,541)	—	(10,541)
Balance, June 30, 2016	42,834,138	$889,695	86,874	$3,243	904,797,960	$7,232,007	23,763,797	$175,121	$8,300,066	$2,439	$8,302,505

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$48,976	$(112,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	380,416	410,268
Gain on real estate assets and joint venture, net	(55,120)	(27,810)
Impairments	24,494	169,342
Equity-based compensation	7,559	4,509
Equity in loss (income) of unconsolidated entities	(431)	(276)
Distributions from unconsolidated entities	1,578	2,571
(Gain) loss on investment securities	(65)	—
(Gain) loss on derivative instruments, net	(1,416)	1,263
Gain on extinguishment and forgiveness of debt, net	(8,935)	(252)
Changes in assets and liabilities:
Investment in direct financing leases	1,085	1,290
Rent and tenant receivables and other assets, net	(33,086)	(34,799)
Due from affiliates	7,014	2,590
Accounts payable and accrued expenses	9,106	6,717
Deferred rent, derivative and other liabilities	5,010	(12,140)
Due to affiliates	73	(230)
Net cash provided by operating activities	386,258	410,196
Cash flows from investing activities:
Investments in real estate assets	(154,371)	(19,952)
Capital expenditures and leasing costs	(9,887)	(6,022)
Real estate developments	(6,841)	(5,071)
Principal repayments received from borrowers	5,781	4,370
Proceeds from disposition of real estate and joint venture	301,320	345,251
Investment in leasehold improvements and other assets	(192)	(1,007)
Deposits for real estate assets	(25,827)	(7,573)
Uses and refunds of deposits for real estate assets	20,201	6,014
Line of credit repayments from affiliates	6,250	50,000
Change in restricted cash	4,023	(1,070)
Net cash provided by investing activities	140,457	364,940
Cash flows from financing activities:
Proceeds from mortgage notes payable	3,091	511
Payments on mortgage notes payable and other debt, including extinguishment costs	(187,090)	(106,707)
Proceeds from credit facility	—	453,000
Payments on credit facility	—	(858,000)
Proceeds from corporate bonds	—	1,000,000
Payments of deferred financing costs	(16)	(16,727)
Repurchases of common units under the Share Repurchase Program	(518)	—
Repurchases of common units to settle tax obligations	(1,698)	(1,798)
Contributions from non-controlling interest holders	—	675
Distributions paid	(304,438)	(285,573)
Net cash (used in) provided by financing activities	(490,669)	185,381
Net change in cash and cash equivalents	36,046	960,517
Cash and cash equivalents, beginning of period	256,452	69,103
Cash and cash equivalents, end of period	$292,498	$1,029,620

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited)

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
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of June 30, 2017 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
June 30, 2017 (Unaudited) – (Continued)

Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 23, 2017. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2017, except the Company adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), as disclosed within the “Acquisition-Related Expenses and Litigation and Other Non-routine Costs” and “Recent Accounting Pronouncements” sections herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both June 30, 2017 and December 31, 2016, there were approximately 23.75 million Limited Partner OP Units outstanding.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Acquisition-Related Expenses and Litigation and Other Non-routine Costs
As further disclosed in the “Recent Accounting Pronouncements” section herein, in January 2017, the Company elected to early adopt ASU 2017-01 which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. During the six months ended June 30, 2017, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to these asset acquisitions were capitalized. Prior to January 1, 2017, external costs related to property acquisitions were expensed as incurred. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Any costs incurred as a result of a business combination will be classified as acquisition-related expenses or other non-routine transaction related expenses and expensed as incurred.
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
Litigation and other non-routine costs include the following costs (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$14,354	$3,450	$27,025	$8,192
Legal fees and expenses (2)	57	13	261	96
Total costs incurred	14,411	3,463	27,286	8,288
Insurance recoveries	—	(546)	—	(10,546)
Total	$14,411	$2,917	$27,286	$(2,258)
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

Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and is evaluating the impact on the Company’s financial statements and internal accounting processes and controls. Once ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance, however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt ASU 2016-18 during the fourth quarter of 2017 and apply the standard retrospectively for all periods presented. The Company does not expect it will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company has elected to early adopt ASU 2017-01 effective January 1, 2017. As the Company expects that a majority of its real estate acquisitions will be considered asset acquisitions, external acquisition costs related to these asset acquisitions will be capitalized. Prior to 2017, all acquisition-related costs were expensed as incurred. The adoption of this pronouncement resulted in capitalization of $1.3 million of external acquisitions-related costs during the six months ended June 30, 2017. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Upon adoption of ASU 2017-01, the Company's real estate dispositions qualify as asset dispositions and as such, no portion of the Company’s REI segment’s goodwill was allocated to the cost basis of these assets in determining the gain or loss on disposition of real estate and held for sale assets. Prior to January 1, 2017, when the Company disposed of a property or classified a property as held for sale, it constituted a business per U.S. GAAP and the Company allocated a portion of the REI segment's goodwill to the cost basis of that property in determining the gain or loss on the disposition of real estate and held for sale assets.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

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
In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: 1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; 2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and 3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard will result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
In May 2017, FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods therein, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.
Note 3 – Segment Reporting
The Company has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of June 30, 2017, the Company owned 4,108 properties comprising 92.1 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 97.6% leased with a weighted-average remaining lease term of 9.5 years. In addition, as of June 30, 2017, the Company owned eight commercial mortgage-backed securities (“CMBS”) and eight mortgage notes receivable.
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
June 30, 2017 (Unaudited) – (Continued)

The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REI segment:
Revenues:
Rental income	$286,291	$311,352	$580,030	$625,323
Direct financing lease income	403	535	836	1,104
Operating expense reimbursements	21,551	26,646	48,277	49,893
Total real estate investment revenues	308,245	338,533	629,143	676,320
Operating expenses:
Acquisition-related	720	27	1,337	244
Litigation and other non-routine costs, net of insurance recoveries	14,411	2,917	27,286	(2,258)
Property operating	31,627	38,199	65,643	73,012
General and administrative	14,294	13,701	26,854	25,929
Depreciation and amortization	179,433	190,236	357,730	386,227
Impairment of real estate	17,769	8,825	24,494	169,342
Total operating expenses	258,254	253,905	503,344	652,496
Operating income	49,991	84,628	125,799	23,824
Other (expense) income:
Interest expense	(73,621)	(82,468)	(147,364)	(162,894)
Gain on extinguishment and forgiveness of debt, net	9,005	252	8,935	252
Other income, net	1,759	1,216	2,429	1,784
Equity in income and gain on disposition of unconsolidated entities	513	70	431	10,474
Gain (loss) on derivative instruments, net	592	(177)	1,416	(1,263)
Total other expenses, net	(61,752)	(81,107)	(134,153)	(151,647)
(Loss) income before taxes and real estate dispositions	(11,761)	3,521	(8,354)	(127,823)
Gain on disposition of real estate and held for sale assets, net	42,639	437	55,120	17,612
Income (loss) before taxes	30,878	3,958	46,766	(110,211)
Provision for income taxes	(1,146)	(1,791)	(4,254)	(3,156)
Net income (loss)	$29,732	$2,167	$42,512	$(113,367)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$4,523	$10,914	$8,839	$23,305
Transaction service fees and reimbursements	5,062	4,476	9,159	6,860
Management fees and reimbursements	19,100	17,096	37,818	33,554
Total Cole Capital revenues	28,685	32,486	55,816	63,719
Operating expenses:
Cole Capital reallowed fees and commissions	2,874	6,975	5,534	15,043
Acquisition-related	36	14	36	39
General and administrative	15,117	19,393	31,705	36,565
Depreciation and amortization	4,855	7,109	9,710	15,426
Total operating expenses	22,882	33,491	46,985	67,073
Operating income (loss)	5,803	(1,005)	8,831	(3,354)
Total other income, net	76	—	204	494
Income (loss) before taxes	5,879	(1,005)	9,035	(2,860)
(Provision for) benefit from income taxes	(1,425)	2,071	(2,571)	3,380
Net income	$4,454	$1,066	$6,464	$520

Total Company:
Total revenues	$336,930	$371,019	$684,959	$740,039
Total operating expenses	$(281,136)	$(287,396)	$(550,329)	$(719,569)
Total other expense, net	$(61,676)	$(81,107)	$(133,949)	$(151,153)
Net income (loss)	$34,186	$3,233	$48,976	$(112,847)

	Total Assets
	June 30, 2017	December 31, 2016
REI segment	$14,790,320	$15,337,623
Cole Capital segment	257,720	249,951
Total Company	$15,048,040	$15,587,574
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
As of each of June 30, 2017 and December 31, 2016, $1.3 billion and $124.8 million of goodwill was allocated to the REI segment and the Cole Capital segment, respectively. During the six months ended June 30, 2017, one property classified as held for sale as of December 31, 2016 was classified as held and used, resulting in an increase to the goodwill allocated to the REI segment of $0.4 million. During the six months ended June 30, 2016, the Company allocated $36.1 million of goodwill to dispositions and held for sale assets, which was included in gain on disposition of real estate and held for sale assets, net in the consolidated statement of operations.
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
June 30, 2017 (Unaudited) – (Continued)

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
During the six months ended June 30, 2017 and 2016, management monitored the actual performance of the business segments relative to the fair value assumptions used during the annual goodwill impairment test. For the periods presented, management determined it remained more likely than not that the fair value of the reporting unit was greater than its carrying value.
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
The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Cole REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. There were no events or changes in circumstances that indicated that intangible assets were impaired during the six months ended June 30, 2017 or 2016.
The Company recorded $4.1 million and $8.3 million of amortization expense related to the intangible assets for the three and six months ended June 30, 2017 and $6.2 million and $13.7 million of amortization expense related to the intangible assets for the three and six months ended June 30, 2016, respectively. The estimated amortization expense is expected to be $8.3 million for the remainder of the year ending December 31, 2017, $4.0 million for the year ending December 31, 2018 and $3.8 million for the nine months ending September 30, 2019. The intangible assets were $16.3 million and $24.6 million, net of accumulated amortization of $37.9 million and $29.6 million, respectively, as of June 30, 2017 and December 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	June 30, 2017	December 31, 2016
Intangible lease assets:
In-place leases, net of accumulated amortization of $549,208 and $494,131, respectively	14.8	$1,107,440	$1,192,756
Leasing commissions, net of accumulated amortization of $2,321 and $1,836, respectively	10.3	11,020	10,231
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $77,791 and $69,670, respectively	16.2	252,512	275,897
Total intangible lease assets, net		$1,370,972	$1,478,884

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $65,174 and $56,891, respectively	18.3	$209,566	$224,023
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of June 30, 2017 (amounts in thousands):

	July 1, 2017 - December 31, 2017	2018	2019	2020	2021
In-place leases:
Total projected to be included in amortization expense	$73,092	$133,760	$122,762	$114,656	$106,056
Leasing commissions:
Total projected to be included in amortization expense	689	1,211	1,156	1,134	1,096
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	12,310	23,917	22,003	21,540	21,106
Below-market lease liabilities:
Total projected to be included in rental income	12,704	19,286	18,581	17,423	16,096

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
During the six months ended June 30, 2017, the Company acquired controlling financial interests in 54 commercial properties and three land parcels for an aggregate purchase price of $204.4 million (the “2017 Acquisitions”), which includes $1.3 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01 and includes 22 properties acquired in a nonmonetary exchange discussed below. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. During the six months ended June 30, 2016, the Company acquired a controlling interest in one commercial property for a purchase price of $20.0 million (the “2016 Acquisitions”).
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Real estate investments, at cost:
Land	$46,744	$4,215
Buildings, fixtures and improvements	115,490	14,555
Total tangible assets	162,234	18,770
Acquired intangible assets:
In-place leases (1)	35,495	1,182
Above-market leases (2)	7,720	—
Assumed intangible liabilities:
Below-market leases (3)	(1,011)	—
Total purchase price of assets acquired	$204,438	$19,952
____________________________________

(1)	The weighted average amortization period for acquired in-place leases is 14.9 years and 14.5 years for 2017 Acquisitions and 2016 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 19.9 years for 2017 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 17.2 years for 2017 Acquisitions.
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
July 1, 2017 - December 31, 2017	$535,666	$1,733
2018	1,079,604	3,016
2019	1,043,000	2,397
2020	1,007,214	2,023
2021	966,448	1,899
Thereafter	6,345,494	3,993
Total	$10,977,426	$15,061
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Future minimum lease payments receivable	$15,061	$17,147
Unguaranteed residual value of property	23,146	27,450
Unearned income	(4,315)	(5,142)
Net investment in direct financing leases	$33,892	$39,455
Property Dispositions and Held for Sale Assets
During the six months ended June 30, 2017, the Company disposed of 87 properties, including four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction as discussed in Note 10 – Debt, for an aggregate gross sales price of $439.2 million, including 15 properties disposed of in connection with the nonmonetary exchange discussed below, of which our share was $425.6 million after the profit participation payments related to the disposition of 20 Red Lobster properties. The dispositions resulted in proceeds of $301.3 million after a mortgage loan assumption of $66.0 million and closing costs. Additionally, the Company’s tax provision for the six months ended June 30, 2017 included $1.7 million of Canadian tax on the gain on sale of certain Canadian properties. The Company recorded a gain of $55.6 million related to the sales which is included in gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
During the six months ended June 30, 2016, the Company disposed of 145 properties for an aggregate gross sales price of $381.3 million, of which our share was $368.4 million after the profit participation payment related to the disposition of 24 Red Lobsters. The dispositions resulted in proceeds of $303.0 million after a debt assumption of $55.0 million and closing costs. The Company recorded a gain of $22.2 million, which included $21.5 million of goodwill allocation related to the sales. The Company has no continuing involvement with these properties.
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
As of June 30, 2017, there were five properties classified as held for sale which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the six months ended June 30, 2017, there was a loss of $0.5 million related to held for sale properties. No goodwill was allocated to the cost basis of any additional properties classified as held for sale during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company recorded a loss of $4.6 million related to properties classified as held for sale during the respective period, which included $14.6 million of goodwill allocated to the cost basis of such properties. The loss on properties held for sale is included in gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
Nonmonetary Exchange
During the three months ended June 30, 2017, the Company completed a nonmonetary exchange through the simultaneous acquisition of 22 Bob Evans properties and disposition of 15 Red Lobster properties. Pursuant to Nonmonetary Transactions, ASC (Topic 845), the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain the acquired nonmonetary asset, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if the fair value of the asset received is more reliable than the fair value of the asset surrendered. The Company estimated the fair value of the Bob Evans and Red Lobster properties using valuation techniques consistent with the income approach and concluded that the fair value was $50.1 million. As the fair value of the assets received exceeded the book value of the assets surrendered, the Company recorded a gain of $7.4 million, which is included in gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

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
As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets and an investment in a property subject to a direct financing lease with carrying values totaling $74.5 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $50.0 million resulting in impairment charges of $24.5 million during the six months ended June 30, 2017. During 2017, the Company identified additional office properties for potential sale and certain restaurant and other properties for potential sale that management has determined, based on discussions with the current tenant, will not be re-leased. During the six months ended June 30, 2016, management identified certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurants filed for bankruptcy. As a result, during the six months ended June 30, 2016, real estate assets with carrying values totaling $641.9 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $472.6 million, resulting in impairment charges of $169.3 million.
Consolidated Joint Ventures
The Company had interests in two joint ventures that owned two properties as of each of June 30, 2017 and December 31, 2016 (the “Consolidated Joint Ventures”). As of June 30, 2017 and December 31, 2016, the Consolidated Joint Ventures had total assets of $64.3 million and $64.8 million, respectively, of which $59.8 million and $58.8 million were real estate investments, net of accumulated depreciation and amortization, for the respective periods. One property is secured by a mortgage note payable of $14.3 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the Consolidated Joint Ventures. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of each partner (the “Partner”) in accordance with the joint venture agreement for any major transactions. The Company and each Partner are subject to the provisions of each joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Partners’ share of the Consolidated Joint Ventures’ loss was $14,000 and $21,000 for the three and six months ended June 30, 2017. The Partners’ share of the Consolidated Joint Ventures’ income was $4,000 for the three months ended June 30, 2016 and the Partners’ share of the Consolidated Joint Ventures’ loss was $35,000 for the six months ended June 30, 2016 and is included in net loss (income) attributable to non-controlling interests in the consolidated statements of operations.
Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) consisted of interests in two joint ventures that owned two properties as of each of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company owned aggregate equity investments of $41.0 million and $41.3 million, respectively, in Unconsolidated Joint Ventures. The Company accounts for its investments in Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint ventures. As of June 30, 2017, the Company’s maximum exposure to risk was $41.0 million, the carrying value of the investments, which is presented in investment in unconsolidated entities in the consolidated balance sheet. The Unconsolidated Joint Ventures had total debt outstanding of $20.4 million as of June 30, 2017, none of which is recourse to the Company, as discussed in Note 10 – Debt. The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

The Company records its proportionate share of net income (loss) from the Unconsolidated Joint Ventures in the equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During each of the three and six months ended June 30, 2017, the Company recognized $0.6 million and $0.9 million of net income, respectively, from two Unconsolidated Joint Ventures. During the three and six months ended June 30, 2016, the Company recognized $0.1 million and $0.4 million of net income, respectively, from the unconsolidated joint ventures which owned two and three properties, during those respective periods.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of June 30, 2017 (dollar amounts in thousands):

Name of Joint Venture	Partner	Ownership % (1)	Carrying Amount of Investment (2)
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$5,745
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	35,208
			$40,953
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

(2)
The total carrying amount of the investments is greater than the underlying equity in net assets by $6.2 million. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

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
The following tables detail the unrealized gains and losses on investment securities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$43,595	$1,195	$(2,540)	$42,250

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,297	$1,248	$(2,330)	$47,215
As of each of June 30, 2017 and December 31, 2016, the Company owned eight CMBS with an estimated aggregate fair value of $42.3 million and $47.2 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of June 30, 2017, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of June 30, 2017, the fair value of six CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the impaired security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2017, the Company had no other-than-temporary impairment losses.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

The scheduled maturity of the Company’s CMBS as of June 30, 2017 are as follows (in thousands):

	June 30, 2017
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	18,057	18,711
Due after five years through 10 years	11,977	9,498
Due after 10 years	13,561	14,041
Total	$43,595	$42,250
Note 7 – Mortgage Notes Receivable
As of June 30, 2017, the Company owned eight mortgage notes receivable with a weighted-average interest rate of 6.2% and weighted-average years to maturity of 13.1 years. During the three months ended June 30, 2017, one mortgage note with a carrying value of $1.5 million at March 31, 2017 was paid in full prior to the maturity date. The following table details the mortgage notes receivable as of June 30, 2017 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$22,893	$20,722	5.9%	–	6.8%	December 2026	–	January 2033
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
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to June 30, 2017 (in thousands):

Outstanding Balance
Due within one year	$900
Due after one year through five years	4,261
Due after five years through 10 years	7,052
Due after 10 years(1)	14,506
Total	$26,719
____________________________________

(1)	Includes additional $3.8 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to June 30, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Note 8 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable, net (1)	$46,518	$49,148
Straight-line rent receivable, net (2)	212,161	201,584
Deferred costs, net (3)	10,947	16,154
Prepaid expenses	9,519	6,814
Leasehold improvements, property and equipment, net (4)	13,441	14,702
Restricted escrow deposits	12,385	5,741
Deferred tax asset and tax receivable	36,876	31,113
Program development costs, net (5)	3,797	3,161
Interest rate swap assets, at fair value	314	199
Other assets	3,055	2,089
Total	$349,013	$330,705
___________________________________

(1)	Allowance for doubtful accounts included in accounts receivable, net was $6.4 million and $5.7 million as of June 30, 2017 and December 31, 2016, respectively.

(2)	Allowance for doubtful accounts included in straight-line rent receivable, net was $1.6 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

(3)
Amortization expense for deferred costs related to the revolving credit facility totaled $2.6 million for each of the three months ended June 30, 2017 and 2016 and $5.2 million for each of the six months ended June 30, 2017 and 2016. Accumulated amortization for deferred costs related to the revolving credit facility were $35.0 million and $29.8 million as of June 30, 2017 and December 31, 2016, respectively.

(4)
Amortization expense for leasehold improvements totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively. Accumulated amortization was $4.1 million and $3.5 million as of June 30, 2017 and December 31, 2016, respectively. Depreciation expense for property and equipment totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2017 and $0.5 million and $1.0 million for the three and six months ended June 30, 2016. Accumulated depreciation was $4.7 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively.

(5)	As of June 30, 2017 and December 31, 2016, the Company had reserves of $35.5 million and $31.7 million, respectively, relating to the program development costs.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2017. The Company expects that changes in classifications between levels will be infrequent.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 6 – Investment Securities, at Fair Value and Note 11 – Derivatives and Hedging Activities, as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2017
Assets:
CMBS	$—	$—	$42,250	$42,250
Derivative assets	—	314	—	314
Total assets	$—	$314	$42,250	$42,564
Liabilities:
Derivative liabilities	$—	$(1,514)	$—	$(1,514)

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
CMBS	$—	$—	$47,215	$47,215
Derivative assets	—	199	—	199
Total assets	$—	$199	$47,215	$47,414
Liabilities:
Derivative liabilities	$—	$(3,547)	$—	$(3,547)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2017 and 2016 (in thousands):

CMBS
Balance as of December 31, 2016	$47,215
Total gains and losses
Unrealized loss included in other comprehensive income, net	(263)
Purchases, issuance, settlements
Return of principal received	(3,771)
Amortization included in net income, net	(931)
Ending Balance, June 30, 2017	$42,250

CMBS
Balance as of December 31, 2015	$53,304
Total gains and losses
Unrealized loss included in other comprehensive loss, net	(1,570)
Purchases, issuance, settlements
Return of principal received	(3,499)
Accretion included in net loss, net	112
Ending Balance, June 30, 2016	$48,347
The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at June 30, 2017	Fair Value at June 30, 2017	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Assets:
Mortgage notes receivable	3	$20,722	$28,902	$22,764	$30,460

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,395,995	$2,454,177	$2,687,739	$2,713,155
Corporate bonds, net	2	2,248,414	2,329,959	2,248,063	2,273,850
Convertible debt, net	2	989,635	1,016,819	987,106	1,004,733
Credit facility	2	500,000	500,000	500,000	500,000
Total liabilities		$6,134,044	$6,300,955	$6,422,908	$6,491,738
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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
June 30, 2017 (Unaudited) – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Assets
As discussed in Note 5 – Real Estate Investments, during the six months ended June 30, 2017, net real estate assets and an investment in a property subject to a direct financing lease representing 38 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $50.0 million, resulting in impairment charges of $24.5 million. During the six months ended June 30, 2016, net real estate assets related to 132 properties were deemed to be impaired and their carrying values totaling $641.9 million were reduced to their estimated fair values of $472.6 million, resulting in impairment charges of $169.3 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2017, the Company used a range of discount rates from 7.4% to 7.8% with a weighted-average rate of 7.5% and capitalization rates from 6.9% to 10.0% with a weighted-average rate of 8.8%.
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2017 (dollar amounts in thousands):

Six Months Ended June 30, 2017
Properties impaired (1)	38

Asset classes impaired:
Investment in real estate assets, net	$23,964
Investment in direct financing leases, net	553
Below-market lease liabilities, net	(23)
Total impairment loss	$24,494
_______________________________________________

(1)	One of these properties was disposed of during the six months ended June 30, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Note 10 – Debt
As of June 30, 2017, the Company had $6.1 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.0 years and a weighted-average interest rate of 4.2%. The following table summarizes the carrying value of debt as of June 30, 2017 and December 31, 2016, and the debt activity for the six months ended June 30, 2017 (in thousands):

		Six Months Ended June 30, 2017
	Balance as of December 31, 2016	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2017
Mortgage notes payable:
Outstanding balance	$2,629,949	$3,091	$(281,747)	$—	$2,351,293	(1)
Net premiums (2)	36,751	—	264	(6,507)	30,508
Deferred costs	(16,633)	—	84	1,585	(14,964)
Other debt:
Outstanding balance	20,947	—	(6,795)	—	14,152
Premium (2)	92	—	—	(50)	42
Mortgages and other debt, net	2,671,106	3,091	(288,194)	(4,972)	2,381,031
Corporate bonds:
Outstanding balance	2,250,000	—	—	—	2,250,000
Discount (3)	(1,937)	—	—	351	(1,586)
Deferred costs	(21,839)	—	—	1,847	(19,992)
Corporate bonds, net	2,226,224	—	—	2,198	2,228,422
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (3)	(12,894)	—	—	2,529	(10,365)
Deferred costs	(13,766)	—	—	2,869	(10,897)
Convertible debt, net	973,340	—	—	5,398	978,738
Credit facility:
Outstanding balance	500,000	—	—	—	500,000
Deferred costs (4)	(3,422)	—	—	1,140	(2,282)
Credit facility, net	496,578	—	—	1,140	497,718

Total debt	$6,367,248	$3,091	$(288,194)	$3,764	$6,085,909
____________________________________

(1)	Includes $83.9 million related to three mortgage notes payable in default.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of June 30, 2017 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	583	$4,628,671	$2,336,985	5.03%	4.5
Variable-rate debt	1	32,478	14,308	4.00%	0.1
Total (4)	584	$4,661,149	$2,351,293	5.03%	4.5
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of June 30, 2017.

(3)	Includes $130.3 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include the loan amount associated with an Unconsolidated Joint Venture of $20.4 million, none of which is recourse to the Company. The loan represents a secured fixed rate of 5.20% and a maturity of July 2021.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At June 30, 2017, except for the loans in default described below, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
On June 27, 2017, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, secured by four properties, with an outstanding balance of $38.3 million at the time of default and conveyed all interests in the properties to satisfy the mortgage loan. As a result of the deed-in-lieu of foreclosure transaction, the Company recognized a gain on forgiveness of debt of $9.0 million, which is included in gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
During the six months ended June 30, 2017, the Company received notices of default from the lenders of three non-recourse loans, each secured by one property, which had an aggregate outstanding balance of $83.9 million on the respective notice date, due to the Company’s intentional non-payment of amounts due in accordance with the respective loan agreement. The Company is engaged with the respective servicers to determine a method of settlement.
On December 30, 2016, the Company received a notice of default from the lender of a non-recourse loan secured by 16 properties, which had an outstanding balance of $11.6 million on the notice date, due to the Company's intentional non-repayment of the loan balance at maturity. During the six months ended June 30, 2017, the Company cured the default by fully repaying the outstanding loan balance.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to June 30, 2017 (in thousands):

Total
July 1, 2017 - December 31, 2017 (1)	$204,880
2018	108,132
2019	228,107
2020	280,668
2021	356,849
Thereafter	1,172,657
Total	$2,351,293
___________________________________

(1)	Includes $83.9 million of outstanding balances on mortgage notes payable, excluding accrued interest, related to three mortgage notes payable in default.
Other Debt
As of June 30, 2017, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $14.2 million and remaining unamortized premium of $42,000 (the “KBC Loan”). The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to June 30, 2017 are $0.9 million and $13.3 million for the years ended December 31, 2017 and 2018, respectively.
The KBC Loan is secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of June 30, 2017 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Mortgage notes receivable	$5,121	$18,670
CMBS	9,031	30,440
Total	$14,152	$49,110
Corporate Bonds
As of June 30, 2017, the OP had $2.25 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance June 30, 2017	Interest Rate	Maturity Date
2019 Senior Notes	750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
Total balance and weighted-average interest rate	$2,250,000	4.056%
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of June 30, 2017.
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
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $10.4 million as of June 30, 2017. The discount will be amortized over the remaining weighted average term of 2.0 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of June 30, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

The 2018 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018. The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of June 30, 2017.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
As of June 30, 2017, the Credit Facility allowed for maximum borrowings of $2.8 billion, consisting of a $0.5 billion term loan facility (the “Credit Facility Term Loan”) and a $2.3 billion revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. During the year ended December 31, 2016, the Company repaid all of the outstanding borrowings under its revolving credit facility and has no outstanding balance as of June 30, 2017. The interest rate on the remaining outstanding balance on the Credit Facility Term Loan of $0.5 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on the outstanding balance was 3.25% at June 30, 2017. As of June 30, 2017, a maximum of $2.3 billion was available to the OP for future borrowings, subject to borrowing availability.
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
June 30, 2017 (Unaudited) – (Continued)

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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion (up to 30% of which may be comprised of restaurant properties from December 31, 2016 on). The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2017.
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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three and six months ended June 30, 2017, the Company reclassified $36,000 and $0.3 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged forecasted transactions affecting earnings. The Company also reclassified $0.2 million and $0.4 million, respectively, from accumulated other comprehensive income into interest expense associated with previously settled interest rate derivatives.
The ineffective portion of the change in fair value of the derivatives designated that qualify as cash flow hedges is recognized directly in earnings. During the three and six months ended June 30, 2017, the Company recorded a gain of $0.7 million and $1.4 million, respectively, in earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges which is included in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The ineffectiveness is primarily attributable to the designation of acquired interest rate swaps with a non-zero fair value at inception associated with the Cole Merger.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income as an increase to interest expense.
During the three and six months ended June 30, 2017, loans associated with four and seven derivative instruments, respectively, with an aggregate notional value of $58.2 million and $111.5 million at the respective settlement date, were repaid in full. As of June 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	June 30, 2017	December 31, 2016
Number of Instruments	7	14
Notional Amount	$578,917	$690,816
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$12	$3
Interest rate swaps	Deferred rent, derivative and other liabilities	$(1,514)	$(3,547)
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A loss of $0.1 million and $4,700 for the three and six months ended June 30, 2017, respectively, related to the change in the fair value of derivatives not designated as hedging instruments was recorded in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The Company recorded a loss of $0.2 million and $1.3 million for the three and six months ended June 30, 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivative that was not designated as a qualifying hedging relationship (dollar amounts in thousands):

Interest Rate Swap	June 30, 2017	December 31, 2016
Number of Instruments	1	1
Notional Amount	$51,400	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$302	$196

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2017 and December 31, 2016 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2017	$314	$(1,514)	$—	$314	$(1,514)	$—	$—	$(1,200)
December 31, 2016	$199	$(3,547)	$—	$199	$(3,547)	$—	$—	$(3,348)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of June 30, 2017, the fair value of the interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $1.8 million. As of June 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $1.8 million at June 30, 2017.
Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures:
Cash paid for interest	$137,477	$150,107
Cash paid for income taxes	$8,365	$15,846
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$2,582	$4,059
Accrued deferred financing costs	$—	$2,696
Accrued repurchases of common stock to settle tax obligation	$208	$—
Distributions declared and unpaid	$143,420	$133,398
Mortgage note payable relieved by foreclosure	$38,315	$2,450
Mortgage notes payable assumed in real estate disposition	$66,000	$55,000
Nonmonetary Exchanges:
Intangible lease liability received	$(159)	$—
Real estate investments received	$50,212	$—
Real estate investments relinquished and gain on disposition	$(47,474)	$—
Rent and tenant receivables and other assets, net relinquished	$(2,602)	$—
Intangible lease liability relinquished	$242	$—
Real estate investments received from a ground lease expiration	$259	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accrued interest	$44,206	$43,188
Accrued real estate taxes	38,599	38,877
Accrued legal fees	33,942	17,827
Accounts payable	6,038	5,030
Accrued other	26,524	41,215
Total	$149,309	$146,137
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
In connection with these investigations, on September 8, 2016, the United States Attorney’s Office for the Southern District of New York announced the filing of criminal charges against the Company’s former Chief Financial Officer and former Chief Accounting Officer (the “Criminal Action”), as well as the fact that the former Chief Accounting Officer pleaded guilty to the charges filed. Also on September 8, 2016, the SEC announced the filing of a civil complaint against the same two individuals in the United States District Court for the Southern District of New York (the “SEC Civil Action”). The SEC Civil Action was, for the most part, stayed pending the conclusion of the Criminal Action. On June 30, 2017, following a jury trial, the former Chief Financial Officer was convicted of the charges filed. The SEC has indicated that it intends to file a motion for summary judgment in the SEC Civil Action.
As discussed below, the Company and certain of its former officers and directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, derivative actions, and individual actions seeking money damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court. The Company and the OP filed an answer to the second amended class action complaint on July 29, 2016. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. Document production is substantially complete. Plaintiffs in the SDNY Consolidated Securities Class Action filed a motion for class certification on March 15, 2017, which has been fully briefed by the parties. A hearing on the motion is scheduled for August 24, 2017.
The Company, certain of its former officers and directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307; Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393 (the “Eton Park Action”); and Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796 (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company has filed answers to the complaints in all of the Opt-Out Actions. Discovery in the Opt-Out Actions is being coordinated with discovery in the SDNY Consolidated Securities Class Action, except that there has been no discovery in the Eton Park Action during the pendency of motions to dismiss filed by certain defendants. On June 30, 2017, an additional individual securities fraud action was filed in the United States District Court for the Southern District of New York captioned Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975 (the “Fir Tree Action”). The Company is required to respond to the complaint by August 17, 2017.
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
The Company was also named as a nominal defendant, and certain of its former officers and directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together “the SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. On February 12, 2016, the Company and other defendants filed a motion to dismiss the SDNY Derivative Action due to plaintiffs’ failure to plead facts demonstrating that the Board’s decision to refuse plaintiffs’ pre-suit demands was wrongful and not a protected business judgment. On June 9, 2016, the court granted in part and denied in part the Company’s and other defendants’ motions to dismiss. Plaintiffs filed an amended complaint on June 30, 2016, and the Company and other defendants filed answers to the amended complaint on July 22, 2016. Discovery in the Witchko Action is being coordinated with discovery in the SDNY Consolidated Securities Class Action.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

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
On October 6, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the United States District Court for the District of Maryland, captioned Meloche v. Schorsch, et al., 16-cv-03366 (the “Meloche Action”). An amended complaint was filed on January 17, 2017. The Meloche Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty and negligence. The Company filed a motion to transfer or stay the action on March 24, 2017. By order dated May 16, 2017, the Meloche Action was stayed until resolution of the SDNY Derivative Action.
The Company has not reserved amounts for any of the litigation or investigation matters discussed above either because it has not concluded that a loss is probable in the particular matter or because for some matters, it believes that a loss is probable but that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The Company is currently unable to reasonably estimate a range of reasonably possible loss because these matters involve significant uncertainties, including the complexity of the facts and the legal theory and the nature of the claims. The ultimate resolution of these matters, the timing of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
June 30, 2017 (Unaudited) – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
July 1, 2017 - December 31, 2017	$7,259	$2,198
2018	14,463	4,329
2019	14,422	4,359
2020	14,204	4,381
2021	13,511	4,367
Thereafter	227,302	8,415
Total	$291,161	$28,049
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of June 30, 2017, Cole Capital was a party to twelve purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 19 properties, subject to meeting certain criteria, for an aggregate purchase price of $300.2 million, exclusive of closing costs. As of June 30, 2017, Cole Capital had $12.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of June 30, 2017, the General Partner had approximately 974.3 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 974.3 million General Partner OP Units issued and outstanding as of June 30, 2017, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of June 30, 2017, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of June 30, 2017, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

The Series F Preferred Stock pays cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock is not redeemable by the Company before January 3, 2019, the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the General Partner may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NYSE under the symbol “VER PRF”. The Series F Preferred Units contain the same terms as the Series F Preferred Stock.
Limited Partner OP Units
As of both June 30, 2017 and December 31, 2016, the Operating Partnership had approximately 23.75 million Limited Partner OP Units outstanding.
As of June 30, 2017, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On May 3, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of  $0.55 per share) for the second quarter of 2017 to stockholders of record as of June 30, 2017, which was paid on July 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million shares of the Company’s outstanding Common Stock over the next 12 months, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. During the three months ended June 30, 2017, the Company repurchased 68,759 shares of Common Stock in multiple open market transactions for $0.5 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. Additional shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the six months ended June 30, 2017, the General Partner repurchased 222,111 shares to satisfy the federal and state tax withholding obligations on behalf of employees.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

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
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of June 30, 2017, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million Restricted Shares, net of the forfeiture of 3.6 million Restricted Shares through that date, 4.9 million Restricted Stock Units, net of the forfeiture of 0.5 million Restricted Stock Units through that date, and 0.3 million Deferred Stock Units, collectively representing approximately 9.2 million shares of Common Stock. Accordingly, as of such date, approximately 90.6 million additional shares were available for future issuance.
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
During the three and six months ended June 30, 2017, the Company recorded $0.5 million and $0.9 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Restricted Shares during the six months ended June 30, 2017:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2016	562,406	$13.78
Vested	(195,446)	14.03
Forfeited	(41,542)	13.89
Unvested shares, June 30, 2017	325,418	$13.61
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three and six months ended June 30, 2017, the Company recorded $1.4 million and $2.5 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company (or upon a change of control). The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During each of the three and six months ended June 30, 2017, the Company recorded approximately $0.9 million of expense related to Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the six months ended June 30, 2017.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2016	1,085,914	$8.43	—	$—
Granted	673,381	8.90	112,208	8.25
Vested	(411,893)	8.61	(112,208)	8.25
Forfeited	(11,712)	8.58	—	—
Unvested units, June 30, 2017	1,335,690	$8.61	—	$—
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the three and six months ended June 30, 2017, the Company recorded $1.8 million and $3.2 million, respectively, of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the LTI Target Awards during the six months ended June 30, 2017.

	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2016	1,522,487	$9.00
Granted	726,867	8.96
Forfeited	(3,413)	11.77
Unvested units, June 30, 2017	2,245,941	$8.98

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

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
All other organization and offering expenses associated with the sale of the Cole REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Cole REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Cole REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. As of each of June 30, 2017 and December 31, 2016, the Company had organization and offering costs recorded as program development costs, included in rent and tenant receivables and other assets, net in the consolidated balance sheets, of $3.8 million and $3.2 million, respectively, which were net of reserves of $35.5 million and $31.7 million, respectively.
The following table shows the offering fee summary information for the Cole REITs conducting offerings as of June 30, 2017:

	Selling Commissions (1)	Dealer Manager Fees (2)		Annual Distribution and Stockholder Servicing Fee (2)
Open Programs

CCPT V
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(3)

INAV
Wrap Class Shares	—%	0.55%	(5)	—%
Advisor Class Shares	up to 3.75%	0.55%	(5)	0.5%	(4)
Institutional Class Shares	—%	0.25%	(5)	—%

CCIT III
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(3)
_______________________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the three and six months ended June 30, 2017 and 2016.

(2)
The Company may reallow all or a portion of its dealer manager fee and/or distribution and stockholder servicing fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

(3)
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
The following table shows the transaction-related fees for the Cole REITs and other real estate programs as of June 30, 2017:

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
The following table shows the management fees for the Cole REITs as of June 30, 2017:

Program	Asset Management / Advisory Fees (1)	Performance Fees (2)
Open Programs
CCPT V	0.65% - 0.75%	—
INAV	0.90%	25%
CCIT III	0.65% - 0.75%	—

Closed Programs
CCIT II	0.65% - 0.75%	—
CCPT IV	0.65% - 0.75%	—
Other Programs	Various	—
_______________________________________________
(1)    Annualized fee based on the average monthly invested assets or average assets, as defined in the respective agreements, or net asset value, if available.
(2)    The performance fee is limited to 10% of the aggregate total return, for each class, for any individual year.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Offering-related fees and reimbursements
Selling commissions (1)	$2,343	$6,063	$4,520	$13,104
Dealer manager and distribution fees (2)	1,235	2,415	2,488	5,055
Reimbursement revenue	945	2,436	1,831	5,146
Offering-related fees and reimbursements	4,523	10,914	8,839	23,305

Transaction service fees and reimbursements
Acquisition fees	3,373	3,758	6,645	5,460
Reimbursement revenues	767	656	1,501	1,338
Transaction service fees and reimbursements	4,140	4,414	8,146	6,798

Management fees and reimbursements
Asset and property management fees and leasing fees	52	51	105	106
Advisory and performance fee revenue	14,162	12,560	27,786	24,610
Reimbursement revenues	4,683	4,250	9,450	8,373
Management fees and reimbursements	18,897	16,861	37,341	33,089

Interest income on Affiliate Lines of Credit	73	—	197	308

Total related party revenues(3)	$27,633	$32,189	54,523	63,500
___________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the three and six months ended June 30, 2017 and 2016.

(2)
During the three and six months ended June 30, 2017, the Company reallowed $0.5 million and $1.0 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement. During the three and six months ended June 30, 2016, the Company reallowed $0.9 million and $1.9 million, respectively, of such fees.

(3)
Total related party revenues excludes fees earned from 1031 real estate programs of $1.1 million and $1.5 million for the three and six months ended June 30, 2017, respectively and $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

Investment in the Cole REITs
As of June 30, 2017 and December 31, 2016, the Company owned aggregate equity investments of $4.0 million and $4.7 million, respectively, in the Cole REITs and other affiliated offerings, presented in investment in unconsolidated entities in the consolidated balance sheets. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three and six months ended June 30, 2017, the Company recognized $64,000 and $0.5 million of net loss, respectively, from the Cole REITs. During the three and six months ended June 30, 2016, the Company recognized $4,000 and $0.1 million of net loss, respectively, from the Cole REITs.
The table below presents certain information related to the Company’s investments in the Cole REITs as of June 30, 2017 (carrying amount in thousands):

	June 30, 2017
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	0.81%	$1,305
INAV	0.06%	131
CCIT II	0.43%	1,187
CCIT III	24.77%	847
CCPT IV	0.01%	109
Funds not yet in offering	100.00%	400
Total		$3,979

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, was $89,000 and $16,000 as of June 30, 2017 and December 31, 2016, respectively, related to amounts due to the Cole REITs.
Due from Affiliates
As of June 30, 2017 and December 31, 2016, $4.0 million and $11.0 million, respectively, was expected to be collected from affiliates, excluding balances from the Cole REITs’ lines of credit, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”). The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and matures on September 22, 2017. On March 28, 2017, CCI III OP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. As of June 30, 2017, the Subordinate Promissory Note had an interest rate of 5.25% and $4.1 million was outstanding. As of December 31, 2016, the Subordinate Promissory Note had an interest rate of 5.12% and $10.3 million was outstanding.
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
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three and six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to the General Partner	$33,408	$3,146	$47,846	$(109,940)
Dividends to preferred shares and units	(17,973)	(17,973)	(35,946)	(35,946)
Net income (loss) available to the General Partner	15,435	(14,827)	11,900	(145,886)
Earnings allocated to participating securities	(212)	(210)	(391)	(335)
Income attributable to limited partners	792	—	1,151	—
Net income (loss) available to common stockholders used in basic and diluted net loss per share	$16,015	$(15,037)	$12,660	$(146,221)

Weighted average number of common stock outstanding - basic	974,160,295	904,107,378	974,005,811	903,966,552
Effect of Limited Partner OP Units and dilutive securities	23,933,215	—	24,019,403	—
Weighted average number of common stock outstanding - diluted	998,093,510	904,107,378	998,025,214	903,966,552

Basic and diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.02)	$0.01	$(0.16)
For the three months ended June 30, 2017, diluted net income per share attributable to common stockholders excludes approximately 36,000 unvested Restricted Shares as the effect would have been antidilutive. For the six months ended June 30, 2017, diluted net income per share attributable to common stockholders excludes approximately 78,000 unvested Restricted Shares as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

For the three and six months ended June 30, 2016, diluted net loss per share attributable to common stockholders excludes approximately 4.0 million unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three and six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to the Operating Partnership	$34,200	$3,229	$48,997	$(112,812)
Dividends to preferred units	(17,973)	(17,973)	(35,946)	(35,946)
Net income (loss) available to the Operating Partnership	16,227	(14,744)	13,051	(148,758)
Earnings allocated to participating units	(212)	(210)	(391)	(335)
Net income (loss) available to common unitholders used in basic and diluted net loss per unit	$16,015	$(14,954)	$12,660	$(149,093)

Weighted average number of common units outstanding - basic	997,908,642	927,871,175	997,754,158	927,730,349
Effect of dilutive securities	184,868	—	271,056	—
Weighted average number of common units outstanding - diluted	998,093,510	927,871,175	998,025,214	927,730,349
Basic and diluted net income (loss) per unit attributable to common unitholders	$0.02	$(0.02)	$0.01	$(0.16)
For the three months ended June 30, 2017, diluted net income per unit attributable to common unitholders excludes approximately 36,000 unvested Restricted Shares as the effect would have been antidilutive. For the six months ended June 30, 2017, diluted net income per unit attributable to common unitholders excludes approximately 78,000 unvested Restricted Shares as the effect would have been antidilutive.
For the three and six months ended June 30, 2016, diluted net loss per unit attributable to common unitholders excludes approximately 4.0 million unvested Restricted Shares and Restricted Stock Units.
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
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a provision of $1.4 million and $2.6 million for the three and six months ended June 30, 2017 and a benefit of $2.1 million and $3.4 million for the three and six months ended June 30, 2016, respectively, which are included in (provision for) benefit from income taxes in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 (Unaudited) – (Continued)

REI Income Taxes
The REI segment recognized a provision of $1.1 million and $4.3 million and for the three and six months ended June 30, 2017, respectively, and provision of $1.8 million and $3.2 million for the three and six months ended June 30, 2016, respectively, which are included in (provision for) benefit from income taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the six months ended June 30, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2012.
As of June 30, 2017, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2012 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc., CapLease, Inc., American Realty Capital Trust IV, Inc., Cole Real Estate Investments, Inc., and Cole Credit Property Trust, Inc. are subject.
Note 20 – Subsequent Events
The following events occurred subsequent to June 30, 2017:
Real Estate Investment Activity
From July 1, 2017 through August 1, 2017, the Company sold seven properties for an aggregate gross sales price of $10.5 million, of which our share was $9.6 million and an estimated gain of $0.4 million. In addition, the Company acquired three properties for an aggregate purchase price of $70.2 million.
Common Stock Dividend
On August 2, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2017 to stockholders of record as of September 29, 2017, which will be paid on October 16, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On August 2, 2017, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for October 2017 through December 2017 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
September 15, 2017 - October 14, 2017	October 1, 2017	October 16, 2017
October 15, 2017 - November 14, 2017	November 1, 2017	November 15, 2017
November 15, 2017 - December 14, 2017	December 1, 2017	December 15, 2017

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
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,108 properties comprising 92.1 million square feet, of which 97.6% was leased as of June 30, 2017, with a weighted-average remaining lease term of 9.5 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Cole REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of June 30, 2017, the Cole REITs and other real estate programs’ assets under management were $7.7 billion.
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

On an on-going basis, we evaluate the need for an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental income for future potential losses that we deem to be unrecoverable over the term of the lease. The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We are of the opinion that the credit risk of our portfolio is largely mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.
Effective January 1, 2017, we determined that adjusted funds from operations (“AFFO”), a non-GAAP measure, and our real estate portfolio and economic metrics should exclude the impact of properties owned by the Company for the month beginning with the date that (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation and ending with the disposition date ("Excluded Properties"), to better reflect our ongoing operations. Excluded Properties at June 30, 2017, included two vacant office properties and one vacant industrial property, comprised of an aggregate of 991,000 square feet, which each secured a mortgage note payable, with aggregate debt outstanding of $83.9 million. During the three and six months ended June 30, 2017, four industrial properties met the criteria to be Excluded Properties and were transferred to the lender on June 27, 2017 to settle the related mortgage note obligation. The Company did not update data presented for prior periods for this change as it determined the impact on our prior periods was immaterial.
Without the Excluded Properties, as of June 30, 2017, our portfolio is comprised of 4,105 retail, restaurant, office and industrial real estate properties with an aggregate of 91.1 million square feet, of which 98.6% was leased, with a weighted-average remaining lease term of 9.5 years.
Operating Highlights and Key Performance Indicators
2017 Activity

•
Acquired controlling financial interests in 54 commercial properties and three land parcels for an aggregate purchase price of $204.4 million, including 22 properties acquired in a nonmonetary exchange.

•
Disposed of 87 properties, including four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $439.2 million, of which our share was $425.6 million, resulting in consolidated proceeds of $301.3 million after a mortgage loan assumption and closing costs, including 15 properties disposed of in connection with a nonmonetary exchange.

•	Total secured debt decreased by $285.4 million, from $2.65 billion to $2.37 billion.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the second quarter of 2017, representing an annualized dividend rate of $0.55 per share.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of June 30, 2017, based on annualized rental income of $1.1 billion, omitting the Excluded Properties.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of June 30, 2017 and 2016:

	June 30, 2017 (1)	June 30, 2016
Portfolio Metrics
Operating properties	4,105	4,291
Rentable square feet (in millions)	91.1	98.2
Economic occupancy rate (2)	98.6%	97.7%
Investment-grade tenants (3)	40.7%	42.7%
____________________________________

(1)	Omits the impact of the Excluded Properties, if any.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(3)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of June 30, 2017 and 2016:

	June 30, 2017 (1)	June 30, 2016
Economic Metrics
Weighted-average lease term (in years) (2)	9.5	10.2
Lease rollover (2)(3):
Annual average	4.5%	3.9%
Maximum for a single year	7.7%	5.1%
____________________________________

(1)	Omits the impact of the Excluded Properties, if any.

(2)	Based on annualized rental income of our real estate portfolio as of June 30, 2017.

(3)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Financial Metrics
REI Segment
Revenues	$308,245	$338,533	$629,143	$676,320
Operating income	$49,991	$84,628	$125,799	$23,824
Net income (loss)	$29,732	$2,167	$42,512	$(113,367)
Funds from operations (“FFO”) attributable to common stockholders and limited partners (1)	$166,989	$183,108	$335,044	$379,883
Adjusted funds from operations (“AFFO”) attributable to common stockholders and limited partners (1)	$174,258	$177,599	$351,695	$363,127
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.17	$0.19	$0.35	$0.39

Cole Capital Segment
Revenues	$28,685	$32,486	$55,816	$63,719
Operating income (loss)	$5,803	$(1,005)	$8,831	$(3,354)
Net income	$4,454	$1,066	$6,464	$520
FFO attributable to common stockholders and limited partners (1)	$4,454	$1,066	$6,464	$520
AFFO attributable to common stockholders and limited partners (1)	$6,610	$2,508	$16,494	$9,655
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.01	$—	$0.02	$0.01

Consolidated
Revenues	$336,930	$371,019	$684,959	$740,039
Operating income	$55,794	$83,623	$134,630	$20,470
Net income (loss)	$34,186	$3,233	$48,976	$(112,847)
FFO attributable to common stockholders and limited partners (1)	$171,443	$184,174	$341,508	$380,403
AFFO attributable to common stockholders and limited partners (1)	$180,868	$180,107	$368,189	$372,782
Net income (loss) attributable to common stockholders per diluted share (2)	$0.02	$(0.02)	$0.01	$(0.16)
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.18	$0.19	$0.37	$0.40
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

(2)	See “Note 18 – Net Income (Loss) Per Share/Unit” for calculation of net income (loss) per share.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	June 30, 2017	December 31, 2016
REI segment	$14,790,320	$15,337,623
Cole Capital segment	257,720	249,951
Total	$15,048,040	$15,587,574

Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Revenues:
Rental income	$286,291	$311,352	$(25,061)	$580,030	$625,323	$(45,293)
Direct financing lease income	403	535	(132)	836	1,104	(268)
Operating expense reimbursements	21,551	26,646	(5,095)	48,277	49,893	(1,616)
Cole Capital revenue:
Offering-related fees and reimbursements	4,523	10,914	(6,391)	8,839	23,305	(14,466)
Transaction service fees and reimbursements	5,062	4,476	586	9,159	6,860	2,299
Management fees and reimbursements	19,100	17,096	2,004	37,818	33,554	4,264
Total Cole Capital revenue	28,685	32,486	(3,801)	55,816	63,719	(7,903)
Total revenues	$336,930	$371,019	$(34,089)	$684,959	$740,039	$(55,080)
Rental Income
The decrease in rental income of $25.1 million and $45.3 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to the disposition of 388 consolidated properties subsequent to January 1, 2016.
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
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and/or distribution and stockholder servicing fees earned from selling securities in the Cole REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed during the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Offering-related fees and commissions	$3,578	$8,478	$(4,900)	$7,008	$18,159	$(11,151)
Offering-related reimbursements	945	2,436	(1,491)	1,831	5,146	(3,315)
Less: reallowed fees and commissions	2,874	6,975	(4,101)	5,534	15,043	(9,509)
Offering-related fees and reimbursements, net of reallowed	$1,649	$3,939	$(2,290)	$3,305	$8,262	$(4,957)
The decrease in offering-related fees and reimbursements, net of reallowed fees and commissions of $2.3 million and $5.0 million during the three and six months ended June 30, 2017 was a direct result of a $60.7 million and $138.6 million decrease in capital raise, respectively, as compared to the same periods in 2016. The decrease in capital raise was primarily due to the closing of the CCIT II offering on September 17, 2016.

Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Cole REITs and other real estate programs. The increase of $0.6 million during the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in disposition fees of $0.9 million during the three months ended June 30, 2017 as compared to the same period in 2016, partially offset by a decrease in acquisition fees of $0.4 million during the three months ended June 30, 2017 as compared to the same period in 2016.
The increase of $2.3 million during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in acquisition fees of $1.2 million and disposition fees of $1.0 million during the six months ended June 30, 2017 as compared to the same period in 2016.
Management Fees and Reimbursements
Management fees and reimbursement revenue represents advisory, asset and property management fees for operating, leasing and managing the portfolios of the Cole REITs and other real estate programs. The increase of $2.0 million for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in the average assets under management from $6.9 billion for the three months ended June 30, 2016 to $7.6 billion for the three months ended June 30, 2017 and an increase in reimbursement revenue of $0.4 million for the three months ended June 30, 2017 as compared to the same period in 2016.
The increase of $4.3 million for the six months ended June 30, 2017 as compared to the same period in 2016 is primarily due to an increase in the average assets under management from $6.9 billion for the six months ended June 30, 2016 to $7.5 billion for the six months ended June 30, 2017 and an increase in reimbursement revenue of $1.1 million for the six months ended June 30, 2017 as compared to the same period in 2016.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$2,874	$6,975	$(4,101)	$5,534	$15,043	$(9,509)
Acquisition-related expenses	756	41	715	1,373	283	1,090
Litigation and other non-routine costs, net of insurance recoveries	14,411	2,917	11,494	27,286	(2,258)	29,544
Property operating expenses	31,627	38,199	(6,572)	65,643	73,012	(7,369)
General and administrative expenses	29,411	33,094	(3,683)	58,559	62,494	(3,935)
Depreciation and amortization expenses	184,288	197,345	(13,057)	367,440	401,653	(34,213)
Impairments	17,769	8,825	8,944	24,494	169,342	(144,848)
Total operating expenses	$281,136	$287,396	$(6,260)	$550,329	$719,569	$(169,240)
Acquisition-Related Expenses
Subsequent to the adoption of ASU 2017-01 as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements, acquisition-related expenses consist primarily of internal salaries allocated to acquisition-related activities as well as costs incurred for deals that were not consummated.
The increase of $0.7 million in acquisition-related expenses for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in allocated internal salaries resulting from time spent on acquiring 38 commercial properties for a purchase price of $101.6 million during the three months ended June 30, 2017. No property acquisitions occurred during the three months ended June 30, 2016.
The increase of $1.1 million in acquisition-related expenses for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to an increase in allocated internal salaries resulting from additional time spent on acquiring 54 commercial properties and three land parcels for a purchase price of $203.1 million during the six months ended June 30, 2017 as compared to the acquisition of one property for an aggregate purchase price of $20.0 million during the six months ended June 30, 2016.

Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The increase of $11.5 million and $29.5 million during the three and six months ended June 30, 2017 as compared to the same period in 2016 was due to an increase of $10.9 million and $18.8 million, respectively, in legal fees incurred related to the Audit Committee Investigation and related litigation and investigations during the three and six months ended June 30, 2017 as compared to the same periods in 2016. Additionally, the Company recognized $10.5 million of insurance recoveries during the six months ended June 30, 2016. No insurance recoveries were recognized during the six months ended June 30, 2017.
Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Property operating expenses	$31,627	$38,199	$(6,572)	$65,643	$73,012	$(7,369)
Less: Operating expense reimbursements	21,551	26,646	(5,095)	48,277	49,893	(1,616)
Property operating expenses, net of operating expense reimbursements	$10,076	$11,553	$(1,477)	$17,366	$23,119	$(5,753)
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The decrease in net property operating expenses of $1.5 million and $5.8 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to the disposition of vacant properties and certain properties subject to double-net or modified gross leases. In addition, the Company recognized bad debt expense of $0.9 million related to Ovation Brands, Inc., which filed for Chapter 11 bankruptcy on March 7, 2016.
Depreciation and Amortization Expenses
The decrease of $13.1 million and $34.2 million during the three and six months ended June 30, 2017, respectively, as compared to the same period in 2016 was primarily due to the disposition of 388 consolidated properties subsequent to January 1, 2016. The Company also recorded $206.2 million of impairment charges on real estate investments, excluding impairment of a property subject to a direct financing lease, subsequent to January 1, 2016, which reduced the carrying value being depreciated and amortized.
Impairments
The Company recorded impairment charges of $17.8 million related to 24 properties including one direct financing lease during the three months ended June 30, 2017. The increase of $8.9 million during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to management identifying certain office and industrial properties for potential sale during the three months ended June 30, 2017.
The decrease in impairments of $144.8 million during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties during the first quarter of 2016, as well as a tenant of 59 restaurant properties filing for bankruptcy during that quarter.

Other (Expense) Income and Income Tax Provision
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Other expense and tax provision:
Interest expense	$(73,621)	$(82,468)	$(8,847)	$(147,364)	$(162,894)	$(15,530)
Gain on extinguishment and forgiveness of debt, net	9,005	252	8,753	8,935	252	8,683
Other income, net	1,835	1,216	619	2,633	2,278	355
Equity in income and gain on disposition of unconsolidated entities	513	70	443	431	10,474	(10,043)
Gain (loss) on derivative instruments, net	592	(177)	769	1,416	(1,263)	2,679
Gain on disposition of real estate and held for sale assets, net	42,639	437	42,202	55,120	17,612	37,508
(Provision for) benefit from income taxes	(2,571)	280	2,851	(6,825)	224	7,049
Interest Expense
The decrease of $8.8 million and $15.5 million during the three and six months ended June 30, 2017 as compared to the same period in 2016 was primarily a result of a decrease in the total outstanding debt balance from $8.5 billion as of June 30, 2016 to $6.1 billion as of June 30, 2017, largely due to the repayment of all outstanding borrowings under the revolving credit facility, repayment of $0.5 billion of the Credit Facility Term Loan as well as reducing secured debt with proceeds from the public equity offering and property dispositions.
Gain on Extinguishment and Forgiveness of Debt, Net
The increase of $8.8 million and $8.7 million during the three and six months ended June 30, 2017 as compared to the same period in 2016 was primarily a result of a deed-in-lieu of foreclosure transaction with the lender of the loan secured by four properties for which the Company recognized a gain on forgiveness of debt of $9.0 million during the three months ended June 30, 2017, with no comparable gain during the same period in 2016.
Other Income, net
The increase of $0.6 million and $0.4 million during the three and six months ended June 30, 2017 as compared to the same periods in 2016 was primarily due to post-closing adjustments recorded during the three months ended June 30, 2016 related to a multi-tenant asset portfolio sale completed in 2014.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The increase of $0.4 million during the three months ended June 30, 2017 as compared to the same period in 2016 was primarily a result of an increase in equity in income of $0.5 million from the unconsolidated joint ventures, partially offset by an increase in equity in loss related to its investments in the Cole REITs. The decrease of $10.0 million during the six months ended June 30, 2017 as compared to the same period in 2016 is primarily the result of a gain of $10.2 million recognized on the disposition of one unconsolidated joint venture owning one property in 2016, with no comparable gain in 2017.
Gain (Loss) on Derivative Instruments, Net
The change during the three and six months ended June 30, 2017 from a loss of $0.2 million and $1.3 million, respectively, in 2016 as compared to a gain of $0.6 million and $1.4 million, respectively, during the same periods in 2017, is a result of changes in the fair value of one interest rate derivative not designated as a hedging instrument and the ineffective portion of the change in fair value of derivatives designated as hedging instruments as discussed in Note 11 – Derivatives and Hedging Activities to our consolidated financial statements.

Gain on Disposition of Real Estate and Held For Sale Assets, Net
The increase in gain on disposition of real estate and held for sale assets, net of $42.2 million during the three months ended June 30, 2017 as compared to the same period in 2016, is due to the Company’s disposition of 33 properties, excluding four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate gross sales price of $224.8 million which resulted in a gain of $43.1 million during the three months ended June 30, 2017, as compared to the disposal of 87 properties for an aggregate sales price of $187.7 million during the same period in 2016 for a gain of $3.3 million, which included $10.2 million of goodwill allocation related to the sales. During the three months ended June 30, 2017, the Company also recognized a loss of $0.5 million related to assets classified as held for sale, as compared to a loss of $2.9 million during the same period in 2016.
The increase in gain on disposition of real estate and held for sale assets, net of $37.5 million during the six months ended June 30, 2017 as compared to the same period in 2016, is due to the Company’s disposition of 83 properties, excluding four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate gross sales price of $439.2 million which resulted in a gain of $55.6 million during the six months ended June 30, 2017, as compared to the disposal of 145 properties for an aggregate sales price of $381.3 million during the same period in 2016 for a gain of $22.2 million, which included $21.5 million of goodwill allocation related to the sales. During the six months ended June 30, 2017, the Company also recognized a loss of $0.5 million related to assets classified as held for sale, as compared to a loss of $4.6 million during the same period in 2016.
(Provision for) Benefit from Income Taxes
The consolidated provision for income taxes of $2.6 million and $6.8 million for the three and six months ended June 30, 2017 as compared to a benefit from income taxes of $0.3 million and $0.2 million for the same periods in 2016 reflects an overall increase in expense primarily related to an increase in net income in the TRS of the Cole Capital segment during the three and six months ended June 30, 2017 as compared to a net loss for the same periods in 2016. During the six months ended June 30, 2017, the Company also recognized a taxable gain on the sale of certain Canadian properties of $1.7 million.
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
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), an industry trade group, has promulgated a supplemental performance measure known as FFO, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
NAREIT defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets and impairment write-downs on real estate including the pro rata share of adjustments for unconsolidated partnerships and joint ventures. We calculated FFO in accordance with NAREIT's definition described above.
In addition to FFO, we use AFFO as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and other non-routine costs, net of insurance recoveries, gains or losses on sale of investment securities or mortgage notes receivable and legal settlements and insurance recoveries not in the ordinary course of business. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rental revenue, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. Effective January 1, 2017, we determined to omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as

AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
Consolidated	2017	2016	2017	2016
Net income (loss)	$34,186	$3,233	$48,976	$(112,847)
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(35,946)	(35,946)
Gain on real estate assets and interest in joint venture, net	(42,639)	(437)	(55,120)	(27,810)
Depreciation and amortization of real estate assets	179,433	190,236	357,728	386,227
Impairment of real estate	17,769	8,825	24,494	169,342
Proportionate share of adjustments for unconsolidated entities	667	290	1,376	1,437
FFO attributable to common stockholders and limited partners	171,443	184,174	341,508	380,403
Acquisition-related expenses	756	41	1,373	283
Litigation and other non-routine costs, net of insurance recoveries	14,411	2,917	27,286	(2,258)
Gain on investment securities	(65)	—	(65)	—
(Gain) loss on derivative instruments, net	(592)	177	(1,416)	1,263
Amortization of premiums and discounts on debt and investments, net	(1,700)	(4,030)	(2,547)	(8,456)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,703	1,248	3,008	2,544
Net direct financing lease adjustments	464	590	1,085	1,149
Amortization and write-off of deferred financing costs	6,327	7,461	12,674	14,768
Amortization of management contracts	4,146	6,240	8,292	13,691
Deferred tax benefit (1)	(4,318)	(6,417)	(2,669)	(7,874)
Gain on extinguishment and forgiveness of debt, net	(9,005)	(252)	(8,935)	(252)
Straight-line rent, net of bad debt expense related to straight-line rent	(10,870)	(15,663)	(23,667)	(28,708)
Equity-based compensation	4,448	2,779	7,559	4,509
Other amortization and non-cash charges	627	751	1,261	1,494
Proportionate share of adjustments for unconsolidated entities	48	91	103	226
Adjustments for Excluded Properties	3,045	—	3,339	—
AFFO attributable to common stockholders and limited partners	$180,868	$180,107	$368,189	$372,782

Weighted-average shares of common stock outstanding - basic	974,160,295	904,107,378	974,005,811	903,966,552
Limited Partner OP Units and effect of dilutive securities(2)	23,969,333	27,144,667	24,097,040	26,831,582
Weighted-average shares of common stock outstanding - diluted (3)	998,129,628	931,252,045	998,102,851	930,798,134

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.19	$0.37	$0.40
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

The table below presents FFO and AFFO for the REI segment for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
REI segment:	2017	2016	2017	2016
Net income (loss)	$29,732	$2,167	$42,512	$(113,367)
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(35,946)	(35,946)
Gain on real estate assets and interest in joint venture, net	(42,639)	(437)	(55,120)	(27,810)
Depreciation and amortization of real estate assets	179,433	190,236	357,728	386,227
Impairment of real estate	17,769	8,825	24,494	169,342
Proportionate share of adjustments for unconsolidated entities	667	290	1,376	1,437
FFO attributable to common stockholders and limited partners	166,989	183,108	335,044	379,883

Acquisition-related expenses	720	27	1,337	244
Litigation and other non-routine costs, net of insurance recoveries	14,411	2,917	27,286	(2,258)
Gain on investment securities	(65)	—	(65)	—
(Gain) loss on derivative instruments, net	(592)	177	(1,416)	1,263
Amortization of premiums and discounts on debt and investments, net	(1,700)	(4,030)	(2,547)	(8,456)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,703	1,248	3,008	2,544
Net direct financing lease adjustments	464	590	1,085	1,149
Amortization and write-off of deferred financing costs	6,327	7,461	12,674	14,768
Gain on extinguishment and forgiveness of debt, net	(9,005)	(252)	(8,935)	(252)
Straight-line rent, net of bad debt expense related to straight-line rent	(10,870)	(15,663)	(23,667)	(28,708)
Equity-based compensation	2,783	1,925	4,447	2,724
Other amortization and non-cash charges	—	—	2	—
Proportionate share of adjustments for unconsolidated entities	48	91	103	226
Adjustments for Excluded Properties	3,045	—	3,339	—
AFFO attributable to common stockholders and limited partners	$174,258	$177,599	$351,695	$363,127

Weighted-average shares of common stock outstanding - basic	974,160,295	904,107,378	974,005,811	903,966,552
Limited Partner OP Units and effect of dilutive securities (1)	23,969,333	27,144,667	24,097,040	26,831,582
Weighted-average shares of common stock outstanding - diluted (2)	998,129,628	931,252,045	998,102,851	930,798,134

AFFO attributable to common stockholders and limited partners per diluted share	$0.17	$0.19	$0.35	$0.39
____________________________________

(1)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(2)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the Cole Capital segment for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
Cole Capital segment:	2017	2016	2017	2016
Net income	$4,454	$1,066	6,464	$520
FFO attributable to common stockholders and limited partners	4,454	1,066	6,464	520

Acquisition-related expenses	36	14	36	39
Amortization of Management Contracts	4,146	6,240	8,292	13,691
Deferred tax benefit (1)	(4,318)	(6,417)	(2,669)	(7,874)
Equity-based compensation	1,665	854	3,112	1,785
Other amortization and non-cash charges	627	751	1,259	1,494
AFFO attributable to common stockholders and limited partners	$6,610	$2,508	$16,494	$9,655

Weighted-average shares of common stock outstanding - basic	974,160,295	904,107,378	974,005,811	903,966,552
Limited Partner OP Units and effect of dilutive securities (2)	23,969,333	27,144,667	24,097,040	26,831,582
Weighted-average shares of common stock outstanding - diluted (3)	998,129,628	931,252,045	998,102,851	930,798,134

AFFO attributable to common stockholders and limited partners per diluted share	$0.01	$—	$0.02	$0.01
_________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	fund capital expenditures, tenant improvements and leasing costs;

•	pay litigation costs; and

•	fund property acquisitions.

We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of debt and equity securities.

Continuous Equity Offering Program
On September 19, 2016, the Company registered the Program pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of June 30, 2017, no shares of common stock have been issued pursuant to the Program.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million shares of the Company’s outstanding Common Stock over the next 12 months, as market conditions warrant. During the three months ended June 30, 2017, the Company repurchased 68,759 shares of Common Stock in multiple open market transactions for $0.5 million as part of the Share Repurchase Program.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the six months ended June 30, 2017, we disposed of 87 properties, including four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $439.2 million, of which our share was $425.6 million, resulting in consolidated proceeds of $301.3 million after a mortgage loan assumption and closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
As of June 30, 2017, the Credit Facility allowed for maximum borrowings of $2.8 billion, consisting of a $0.5 billion term loan facility (the “Credit Facility Term Loan”) and a $2.3 billion revolving credit facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. During the year ended December 31, 2016, the Company repaid all of the outstanding borrowings under its revolving credit facility and has no outstanding balance as of June 30, 2017. The interest rate on the remaining outstanding balance on the Credit Facility Term Loan of $0.5 billion is, in effect, fixed through the use of derivative instruments used to hedge interest rate volatility. Including the spread, which can vary based on the General Partner’s credit rating, the interest rate on the outstanding balance was 3.25% at June 30, 2017. As of June 30, 2017, a maximum of $2.3 billion was available to the OP for future borrowings, subject to borrowing availability.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2017.
Corporate Bonds
Summary and Obligations
As of June 30, 2017, the OP had $2.25 billion aggregate principal amount of Senior Notes. The indentures governing the Senior Notes require that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our Senior Notes during the six months ended June 30, 2017. As of June 30, 2017, the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes.
Convertible Debt
Summary and Obligations
As of June 30, 2017, the Company had $1.0 billion aggregate principal amount of Convertible Notes. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of our Convertible Notes during the six months ended June 30, 2017.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of June 30, 2017, we had non-recourse mortgage indebtedness of $2.4 billion, which was collateralized by 584 properties, reflecting a net decrease from December 31, 2016 of $278.7 million primarily resulting from our disposition activity during the six months ended June 30, 2017. Our mortgage indebtedness bore interest at the weighted-average rate of 5.03% per annum and had a weighted-average maturity of 4.5 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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

Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At June 30, 2017, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements.
Other Debt
As of June 30, 2017, the Company had the secured KBC Loan with an outstanding principal balance of $14.2 million and remaining unamortized premium of approximately $42,000. The interest coupon on the KBC Loan is fixed at 5.81% annually until its maturity in January 2018. The KBC Loan is non-recourse to the Company, subject to limited non-recourse exceptions. The KBC Loan provides for monthly payments of both principal and interest. The scheduled principal repayments subsequent to June 30, 2017 are $0.9 million and $13.3 million for the years ended December 31, 2017 and 2018, respectively.
Dividends
On May 3, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2017 to stockholders of record as of June 30, 2017, which was paid on July 17, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 15 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of June 30, 2017, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$2,365,445	$227,282	$432,739	$744,444	$960,980
Interest payments - mortgage notes and other debt (1) (2)	484,839	107,364	188,439	130,213	58,823
Principal payments - Credit Facility	500,000	—	500,000	—	—
Interest payments - Credit Facility (1) (2)	16,386	16,386	—	—	—
Principal payments - corporate bonds	2,250,000	—	750,000	400,000	1,100,000
Interest payments - corporate bonds	513,112	91,250	150,938	119,625	151,299
Principal payments - convertible debt	1,000,000	—	597,500	402,500	—
Interest payments - convertible debt	71,577	33,019	31,682	6,876	—
Operating and ground lease commitments	319,210	9,457	37,573	36,463	235,717
Total	$7,520,569	$484,758	$2,688,871	$1,840,121	$2,506,819
____________________________________

(1)
As of June 30, 2017, we had $130.3 million of variable rate mortgage notes and $0.5 billion of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $14.3 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis
Operating Activities – During the six months ended June 30, 2017, net cash provided by operating activities decreased $23.9 million to $386.3 million from $410.2 million during the same period in 2016. The decrease was primarily due a decrease in rental receipts related to the disposition of 388 consolidated properties subsequent to January 1, 2016, a decrease in insurance recoveries related to the Audit Committee Investigation and related litigation of $10.5 million and an increase in costs incurred in relation to the Audit Committee Investigation and related matters. The decrease was partially offset by lower interest payments during the the six months ended June 30, 2017 as compared to the same period in 2016 as a result of a $2.4 billion reduction in debt outstanding subsequent to June 30, 2016.

Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2017 decreased $224.4 million to $140.5 million from $364.9 million during the same period in 2016. The decrease was primarily due to a decrease in cash proceeds from dispositions of real estate and joint venture of $43.9 million, an increase in investments in real estate assets of $134.4 million and a decrease in cash receipts from affiliate line of credit repayments of $43.8 million.
Financing Activities – Net cash used in financing activities of $490.7 million increased $676.1 million during the six months ended June 30, 2017 from cash provided by financing activities of $185.4 million during the same period in 2016. The increase was primarily related to $983.3 million of cash proceeds received from the issuance of corporate bonds, net of deferred financing costs during the six months ended June 30, 2016 with no comparable issuance during the same period in 2017, an increase in distributions paid during the six months ended June 30, 2017 as compared to the same period in 2016 of $18.9 million, and an increase in payments on mortgage notes payable and other debt, including extinguishment costs of $80.4 million. The increase was partially offset by net debt repayments on the revolving credit facility of $405.0 million during the six months ended June 30, 2016 as compared to no net prepayments during the same period in 2017.
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
Related Party Transactions and Agreements
There have been no related party transactions to report during the six months ended June 30, 2017 aside from those with the Cole REITs, as further described below.
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
Interest Rate Risk
As of June 30, 2017, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $6.3 billion and $6.1 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $204.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $216.6 million.
As of June 30, 2017, our debt included variable-rate debt with a fair value and carrying value each of $14.3 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30,

2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.1 million annually. See “Note 10 – Debt” to our consolidated financial statements.
As of June 30, 2017, our interest rate swaps had a fair value that resulted in an asset of $0.3 million and a liability of $1.5 million. See “Note 11 – Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Purchased		Average Price Paid Per Share/Unit		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017	7,054	(1)	$8.49	(2)	—		$—
May 1, 2017 – May 31, 2017	68,759		7.50	(3)	68,759	(4)	199,484,321
June 1, 2017 – June 30, 2017	—		—		—		—
Total	75,813		$7.59		68,759		199,484,321
_______________________________________________

(1)
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the second quarter of 2017, the General Partner and the Operating Partnership repurchased the noted shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards.

(2)	With respect to these shares/units, the price paid per share/unit is based on the weighted average closing price on the respective vesting date.

(3)	The average price paid per share is calculated on a trade date basis.

(4)
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the General Partner’s outstanding shares of common stock over the next 12 months as market conditions warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares, or pursuant to Rule 10b5-1, from time to time as permitted by securities laws and other legal requirements.

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
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 2, 2017

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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
10.1
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

10.2
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan and the Independent Directors’ Deferred Compensation Program (Incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

12.1*	VEREIT Inc. and VEREIT Operating Partnership, L.P. Consolidated Ratio of Earnings to Fixed Charges
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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