Form 10-Q
period 2017-09-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2017-11-08
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 974,228,040 shares of common stock of VEREIT, Inc. outstanding as of November 6, 2017.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2017 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate disclosures in Item 4. Controls and Procedures and Exhibit 31 and Exhibit 32 certifications. As general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended September 30, 2017

Page
PART I
Item 1. Financial Statements	2
Consolidated Balance Sheets of VEREIT, Inc. as of September 30, 2017 and December 31, 2016	2
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2017 and 2016	3
Consolidated Statements of Comprehensive Income (Loss) of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2017 and 2016	4
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Nine Months Ended September 30, 2017 and 2016	5
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Nine Months Ended September 30, 2017 and 2016	6
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of September 30, 2017 and December 31, 2016	8
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2017 and 2016	9
Consolidated Statements of Comprehensive Income (Loss) of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2017 and 2016	10
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2017 and 2016	11
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2017 and 2016	12
Notes to Consolidated Financial Statements	14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	73
Item 4. Controls and Procedures	74
PART II
Item 1. Legal Proceedings	75
Item 1A. Risk Factors	75
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 3. Defaults Upon Senior Securities	75
Item 4. Mine Safety Disclosures	75
Item 5. Other Information	75
Item 6. Exhibits	75
Signatures	78

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,866,305	$2,895,625
Buildings, fixtures and improvements	10,585,796	10,644,296
Intangible lease assets	2,027,304	2,044,521
Total real estate investments, at cost	15,479,405	15,584,442
Less: accumulated depreciation and amortization	2,784,481	2,331,643
Total real estate investments, net	12,694,924	13,252,799
Investment in unconsolidated entities	44,101	46,077
Investment in direct financing leases, net	33,402	39,455
Investment securities, at fair value	41,677	47,215
Mortgage notes receivable, net	20,510	22,764
Cash and cash equivalents	54,363	256,452
Restricted cash	27,797	45,018
Intangible assets, net	12,173	24,609
Rent and tenant receivables and other assets, net	336,938	330,705
Goodwill	1,462,585	1,462,203
Due from affiliates, net	6,638	21,349
Real estate assets held for sale, net	1,625	38,928
Total assets	$14,736,733	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,115,633	$2,671,106
Corporate bonds, net	2,820,164	2,226,224
Convertible debt, net	981,490	973,340
Credit facility, net	—	496,578
Below-market lease liabilities, net	204,051	224,023
Accounts payable and accrued expenses	152,413	146,137
Deferred rent, derivative and other liabilities	63,876	68,039
Distributions payable	172,129	162,578
Due to affiliates	8	16
Total liabilities	6,509,764	6,968,041
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of September 30, 2017 and December 31, 2016	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 974,245,345 and 974,146,650 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	9,742	9,741
Additional paid-in-capital	12,648,967	12,640,171
Accumulated other comprehensive loss	(3,330)	(2,556)
Accumulated deficit	(4,592,533)	(4,200,423)
Total stockholders’ equity	8,063,274	8,447,361
Non-controlling interests	163,695	172,172
Total equity	8,226,969	8,619,533
Total liabilities and equity	$14,736,733	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$282,341	$303,383	$862,371	$928,706
Direct financing lease income	376	494	1,212	1,598
Operating expense reimbursements	23,826	27,969	72,103	77,862
Cole Capital revenue	27,185	31,069	83,001	94,788
Total revenues	333,728	362,915	1,018,687	1,102,954
Operating expenses:
Cole Capital reallowed fees and commissions	2,373	5,897	7,907	20,940
Acquisition-related	909	90	2,282	373
Litigation and other non-routine costs, net of insurance recoveries	9,507	4,630	36,793	2,372
Property operating	30,645	34,820	96,288	107,832
General and administrative	29,796	29,761	88,355	92,255
Depreciation and amortization	176,523	195,173	543,963	596,826
Impairments	6,363	6,872	30,857	176,214
Total operating expenses	256,116	277,243	806,445	996,812
Operating income	77,612	85,672	212,242	106,142
Other (expense) income:
Interest expense	(71,708)	(79,869)	(219,072)	(242,763)
Gain (loss) on extinguishment and forgiveness of debt, net	9,756	(2,003)	18,691	(1,751)
Other income, net	1,907	1,744	4,540	4,022
Equity in income and gain on disposition of unconsolidated entities	374	212	805	10,686
Gain (loss) on derivative instruments, net	1,294	(2,023)	2,710	(3,286)
Total other expenses, net	(58,377)	(81,939)	(192,326)	(233,092)
Income (loss) before taxes and real estate dispositions	19,235	3,733	19,916	(126,950)
(Loss) gain on disposition of real estate and held for sale assets, net	(688)	28,111	54,432	45,723
Income (loss) before taxes	18,547	31,844	74,348	(81,227)
Provision for income taxes	(2,053)	(1,598)	(8,878)	(1,374)
Net income (loss)	16,494	30,246	65,470	(82,601)
Net (income) loss attributable to non-controlling interests (1)	(400)	(751)	(1,530)	2,156
Net income (loss) attributable to the General Partner	$16,094	$29,495	$63,940	$(80,445)

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.00)	$0.01	$0.01	$(0.15)
Distributions declared per common share	$0.14	$0.14	$0.41	$0.41
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$16,494	$30,246	$65,470	$(82,601)
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(214)	3,178	(17)	(9,811)
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net income (loss)	(939)	4,650	(229)	8,668
Unrealized loss on investment securities, net	(283)	(29)	(547)	(1,599)
Total other comprehensive (loss) income	(1,436)	7,799	(793)	(2,742)

Total comprehensive income (loss)	15,058	38,045	64,677	(85,343)
Comprehensive (income) loss attributable to non-controlling interests (1)	(365)	(940)	(1,511)	2,236
Total comprehensive income (loss) attributable to the General Partner	$14,693	$37,105	$63,166	$(83,107)
_______________________________________________

(1)	Represents comprehensive (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of common stock under the Share Repurchase Program (1)	—	—	(68,759)	(1)	(517)	—	—	(518)	—	(518)
Repurchases of common stock to settle tax obligation	—	—	(222,923)	(2)	(1,911)	—	—	(1,913)	—	(1,913)
Equity-based compensation, net	—	—	390,377	4	11,224	—	—	11,228	—	11,228
Distributions declared on common stock	—	—	—	—	—	—	(401,805)	(401,805)	—	(401,805)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,880)	(9,880)
Distributions to participating securities	—	—	—	—	—	—	(434)	(434)	—	(434)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(53,811)	(53,811)	(108)	(53,919)
Net income	—	—	—	—	—	—	63,940	63,940	1,530	65,470
Other comprehensive loss	—	—	—	—	—	(774)	—	(774)	(19)	(793)
Balance, September 30, 2017	42,834,138	$428	974,245,345	$9,742	$12,648,967	$(3,330)	$(4,592,533)	$8,063,274	$163,695	$8,226,969

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2016	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Issuance of common stock, net	—	—	69,000,000	690	701,792	—	—	702,482	—	702,482
Conversion of OP units to common stock	—	—	15,450	—	159	—	—	159	(159)	—
Repurchases of common stock to settle tax obligation	—	—	(424,726)	(4)	(4,144)	—	—	(4,148)	—	(4,148)
Equity-based compensation, net	—	—	708,701	7	7,090	—	—	7,097	—	7,097
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on common stock	—	—	—	—	—	—	(382,819)	(382,819)	—	(382,819)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,889)	(9,889)
Distributions to participating securities	—	—	—	—	—	—	(400)	(400)	—	(400)
Distributions to preferred shareholders	—	—	—	—	—	—	(53,811)	(53,811)	(108)	(53,919)
Cumulative effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(80,445)	(80,445)	(2,156)	(82,601)
Other comprehensive loss	—	—	—	—	—	(2,662)	—	(2,662)	(80)	(2,742)
Balance, September 30, 2016	42,834,138	$428	974,183,819	$9,742	$12,637,049	$(4,687)	$(3,933,092)	$8,709,440	$178,255	$8,887,695
___________________________________

(1)
The Company’s Share Repurchase Program (as defined in Note 15 – Equity), which was authorized by the board of directors on May 12, 2017, allows for the repurchase of up to $200.0 million of the Company’s outstanding shares of Common Stock over the next 12 months.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$65,470	$(82,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	562,673	610,291
Gain on real estate assets and joint venture, net	(54,432)	(55,921)
Impairments	30,857	176,214
Equity-based compensation	11,224	7,097
Equity in income of unconsolidated entities	(805)	(488)
Distributions from unconsolidated entities	2,782	3,007
Gain on investment securities	(65)	—
(Gain) loss on derivative instruments, net	(2,710)	3,286
(Gain) loss on extinguishment and forgiveness of debt, net	(18,691)	1,751
Changes in assets and liabilities:
Investment in direct financing leases	1,575	1,861
Rent and tenant receivables and other assets, net	(19,463)	(51,702)
Due from affiliates, net	4,411	50
Accounts payable and accrued expenses	13,759	(6,726)
Deferred rent, derivative and other liabilities	(27)	(1,235)
Due to affiliates	(8)	(230)
Net cash provided by operating activities	596,550	604,654
Cash flows from investing activities:
Investments in real estate assets	(403,886)	(19,952)
Capital expenditures and leasing costs	(14,081)	(15,892)
Real estate developments	(10,863)	(6,288)
Principal repayments received from borrowers	6,281	4,906
Investments in unconsolidated entities	—	(2,500)
Proceeds from disposition of real estate and joint venture	366,237	615,246
Investment in leasehold improvements and other assets	(446)	(726)
Deposits for real estate assets	(32,946)	(11,686)
Uses and refunds of deposits for real estate assets	20,989	9,753
Line of credit advances to affiliates	(400)	(10,300)
Line of credit repayments from affiliates	10,700	50,000
Change in restricted cash	14,606	(5,674)
Net cash (used in) provided by investing activities	(43,809)	606,887
Cash flows from financing activities:
Proceeds from mortgage notes payable	4,283	1,450
Payments on mortgage notes payable and other debt, including debt extinguishment and swap termination costs	(389,775)	(145,802)
Proceeds from credit facility	—	783,000
Payments on credit facility, including swap termination costs	(501,107)	(1,743,000)
Proceeds from corporate bonds	600,000	1,000,000
Payments on corporate bonds, including extinguishment costs	—	(1,311,208)
Payments of deferred financing costs	(9,313)	(19,056)
Proceeds from 2016 Term Loan	—	300,000
Repayment of 2016 Term Loan	—	(300,000)
Repurchases of common stock under the Share Repurchase Program	(518)	—
Repurchases of common stock to settle tax obligations	(1,913)	(4,148)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	—	702,765
Payments of equity issuance costs	—	(274)
Contributions from non-controlling interest holders	—	675

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Distributions paid	(456,487)	(428,428)
Net cash used in financing activities	(754,830)	(1,164,026)
Net change in cash and cash equivalents	(202,089)	47,515
Cash and cash equivalents, beginning of period	256,452	69,103
Cash and cash equivalents, end of period	$54,363	$116,618

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,866,305	$2,895,625
Buildings, fixtures and improvements	10,585,796	10,644,296
Intangible lease assets	2,027,304	2,044,521
Total real estate investments, at cost	15,479,405	15,584,442
Less: accumulated depreciation and amortization	2,784,481	2,331,643
Total real estate investments, net	12,694,924	13,252,799
Investment in unconsolidated entities	44,101	46,077
Investment in direct financing leases, net	33,402	39,455
Investment securities, at fair value	41,677	47,215
Mortgage notes receivable, net	20,510	22,764
Cash and cash equivalents	54,363	256,452
Restricted cash	27,797	45,018
Intangible assets, net	12,173	24,609
Rent and tenant receivables and other assets, net	336,938	330,705
Goodwill	1,462,585	1,462,203
Due from affiliates, net	6,638	21,349
Real estate assets held for sale, net	1,625	38,928
Total assets	$14,736,733	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,115,633	$2,671,106
Corporate bonds, net	2,820,164	2,226,224
Convertible debt, net	981,490	973,340
Credit facility, net	—	496,578
Below-market lease liabilities, net	204,051	224,023
Accounts payable and accrued expenses	152,413	146,137
Deferred rent, derivative and other liabilities	63,876	68,039
Distributions payable	172,129	162,578
Due to affiliates	8	16
Total liabilities	6,509,764	6,968,041
Commitments and contingencies (Note 14)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of September 30, 2017 and December 31, 2016	800,010	853,821
General Partner's common equity, 974,245,345 and 974,146,650 General Partner OP Units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	7,263,264	7,593,540
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of September 30, 2017 and December 31, 2016	3,063	3,171
Limited Partner's common equity, 23,748,347 Limited Partner OP Units issued and outstanding as of each of September 30, 2017 and December 31, 2016, respectively	158,326	166,598
Total partners’ equity	8,224,663	8,617,130
Non-controlling interests	2,306	2,403
Total equity	8,226,969	8,619,533
Total liabilities and equity	$14,736,733	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$282,341	$303,383	$862,371	$928,706
Direct financing lease income	376	494	1,212	1,598
Operating expense reimbursements	23,826	27,969	72,103	77,862
Cole Capital revenue	27,185	31,069	83,001	94,788
Total revenues	333,728	362,915	1,018,687	1,102,954
Operating expenses:
Cole Capital reallowed fees and commissions	2,373	5,897	7,907	20,940
Acquisition-related	909	90	2,282	373
Litigation and other non-routine costs, net of insurance recoveries	9,507	4,630	36,793	2,372
Property operating	30,645	34,820	96,288	107,832
General and administrative	29,796	29,761	88,355	92,255
Depreciation and amortization	176,523	195,173	543,963	596,826
Impairments	6,363	6,872	30,857	176,214
Total operating expenses	256,116	277,243	806,445	996,812
Operating income	77,612	85,672	212,242	106,142
Other (expense) income:
Interest expense	(71,708)	(79,869)	(219,072)	(242,763)
Gain (loss) on extinguishment and forgiveness of debt, net	9,756	(2,003)	18,691	(1,751)
Other income, net	1,907	1,744	4,540	4,022
Equity in income and gain on disposition of unconsolidated entities	374	212	805	10,686
Gain (loss) on derivative instruments, net	1,294	(2,023)	2,710	(3,286)
Total other expenses, net	(58,377)	(81,939)	(192,326)	(233,092)
Income (loss) before taxes and real estate dispositions	19,235	3,733	19,916	(126,950)
(Loss) gain on disposition of real estate and held for sale assets, net	(688)	28,111	54,432	45,723
Income (loss) before taxes	18,547	31,844	74,348	(81,227)
Provision for income taxes	(2,053)	(1,598)	(8,878)	(1,374)
Net income (loss)	16,494	30,246	65,470	(82,601)
Net (income) loss attributable to non-controlling interests (1)	(9)	(12)	12	23
Net income (loss) attributable to the OP	$16,485	$30,234	$65,482	$(82,578)

Basic and diluted net (loss) income per unit attributable to common unitholders	$(0.00)	$0.01	$0.01	$(0.15)
Distributions declared per common unit	$0.14	$0.14	$0.41	$0.41
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$16,494	$30,246	$65,470	$(82,601)
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivatives	(214)	3,178	(17)	(9,811)
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net income (loss)	(939)	4,650	(229)	8,668
Unrealized loss on investment securities, net	(283)	(29)	(547)	(1,599)
Total other comprehensive (loss) income	(1,436)	7,799	(793)	(2,742)

Total comprehensive income (loss)	15,058	38,045	64,677	(85,343)
Comprehensive (income) loss attributable to non-controlling interests (1)	(9)	(12)	12	23
Total comprehensive income (loss) attributable to the OP	$15,049	$38,033	$64,689	$(85,320)
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2017	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP Units under the Share Repurchase Program	—	—	—	—	(68,759)	(518)	—	—	(518)	—	(518)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(222,923)	(1,913)	—	—	(1,913)	—	(1,913)
Equity-based compensation, net	—	—	—	—	390,377	11,228	—	—	11,228	—	11,228
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(402,239)	—	(9,795)	(412,034)	(85)	(412,119)
Distributions to Preferred OP Units	—	(53,811)	—	(108)	—	—	—	—	(53,919)	—	(53,919)
Net income (loss)	—	—	—	—	—	63,940	—	1,542	65,482	(12)	65,470
Other comprehensive loss	—	—	—	—	—	(774)	—	(19)	(793)	—	(793)
Balance, September 30, 2017	42,834,138	$800,010	86,874	$3,063	974,245,345	$7,263,264	23,748,347	$158,326	$8,224,663	$2,306	$8,226,969

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2016	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Issuance of common units	—	—	—	—	69,000,000	702,482			702,482		702,482
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	15,450	159	(15,450)	(159)	—		—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(424,726)	(4,148)	—	—	(4,148)	—	(4,148)
Equity-based compensation, net	—	—	—	—	708,701	7,097	—	—	7,097	—	7,097
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(383,219)	—	(9,803)	(393,022)	(86)	(393,108)
Distributions to Preferred OP Units	—	(53,811)	—	(108)	—	—	—	—	(53,919)	—	(53,919)
Net loss	—	—	—	—	—	(80,445)	—	(2,133)	(82,578)	(23)	(82,601)
Other comprehensive loss	—	—	—	—	—	(2,662)	—	(80)	(2,742)	—	(2,742)
Balance, September 30, 2016	42,834,138	$871,758	86,874	$3,207	974,183,819	$7,837,682	23,748,347	$172,625	$8,885,272	$2,423	$8,887,695

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$65,470	$(82,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	562,673	610,291
Gain on real estate assets and joint venture, net	(54,432)	(55,921)
Impairments	30,857	176,214
Equity-based compensation	11,224	7,097
Equity in income of unconsolidated entities	(805)	(488)
Distributions from unconsolidated entities	2,782	3,007
Gain on investment securities	(65)	—
(Gain) loss on derivative instruments, net	(2,710)	3,286
(Gain) loss on extinguishment and forgiveness of debt, net	(18,691)	1,751
Changes in assets and liabilities:
Investment in direct financing leases	1,575	1,861
Rent and tenant receivables and other assets, net	(19,463)	(51,702)
Due from affiliates, net	4,411	50
Accounts payable and accrued expenses	13,759	(6,726)
Deferred rent, derivative and other liabilities	(27)	(1,235)
Due to affiliates	(8)	(230)
Net cash provided by operating activities	596,550	604,654
Cash flows from investing activities:
Investments in real estate assets	(403,886)	(19,952)
Capital expenditures and leasing costs	(14,081)	(15,892)
Real estate developments	(10,863)	(6,288)
Principal repayments received from borrowers	6,281	4,906
Investments in unconsolidated entities	—	(2,500)
Proceeds from disposition of real estate and joint venture	366,237	615,246
Investment in leasehold improvements and other assets	(446)	(726)
Deposits for real estate assets	(32,946)	(11,686)
Uses and refunds of deposits for real estate assets	20,989	9,753
Line of credit advances to affiliates	(400)	(10,300)
Line of credit repayments from affiliates	10,700	50,000
Change in restricted cash	14,606	(5,674)
Net cash (used in) provided by investing activities	(43,809)	606,887
Cash flows from financing activities:
Proceeds from mortgage notes payable	4,283	1,450
Payments on mortgage notes payable and other debt, including debt extinguishment and swap termination costs	(389,775)	(145,802)
Proceeds from credit facility	—	783,000
Payments on credit facility, including swap termination costs	(501,107)	(1,743,000)
Proceeds from corporate bonds	600,000	1,000,000
Payments on corporate bonds, including extinguishment costs	—	(1,311,208)
Payments of deferred financing costs	(9,313)	(19,056)
Proceeds from 2016 Term Loan	—	300,000
Repayment of 2016 Term Loan	—	(300,000)
Repurchases of common units under the Share Repurchase Program	(518)	—
Repurchases of common units to settle tax obligations	(1,913)	(4,148)
Proceeds from the issuance of Common Units, net of underwriters’ discount	—	702,765
Payments of equity issuance costs	—	(274)
Contributions from non-controlling interest holders	—	675

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Distributions paid	(456,487)	(428,428)
Net cash used in financing activities	(754,830)	(1,164,026)
Net change in cash and cash equivalents	(202,089)	47,515
Cash and cash equivalents, beginning of period	256,452	69,103
Cash and cash equivalents, end of period	$54,363	$116,618

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

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
Substantially all of the REI segment’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of September 30, 2017 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
Substantially all of the Cole Capital segment’s operations are conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA is treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
The actions of the OP and its relationship with the General Partner are governed by the LPA. The General Partner does not have any significant assets other than its investment in the OP. Therefore, the assets and liabilities of the General Partner and the OP are the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation, continuity, existence and operation of the General Partner incurred by the General Partner on the OP’s behalf shall be treated as expenses of the OP. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s board of directors, the LPA requires the OP to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the OP has a proportionate economic interest in the OP reflecting its capital contributions thereto. OP Units issued to the General Partner are referred to as General Partner OP Units. OP Units issued to parties other than the General Partner are referred to as Limited Partner OP Units. The LPA also provides that the OP issue debt with terms and provisions consistent with debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s board of directors authorizes the issuance of any new class of equity securities.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 23, 2017. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, except the Company adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), as disclosed within the “Acquisition-Related Expenses and Litigation and Other Non-routine Costs” and “Recent Accounting Pronouncements” sections herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of both September 30, 2017 and December 31, 2016, there were approximately 23.75 million Limited Partner OP Units outstanding.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Acquisition-Related Expenses and Litigation and Other Non-routine Costs
As further disclosed in the “Recent Accounting Pronouncements” section herein, in January 2017, the Company elected to early adopt ASU 2017-01 which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. During the nine months ended September 30, 2017, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to these asset acquisitions were capitalized. Prior to January 1, 2017, external costs related to property acquisitions were expensed as incurred. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Any costs incurred as a result of a business combination will be classified as acquisition-related expenses or other non-routine transaction related expenses and expensed as incurred.
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
Litigation and other non-routine costs include the following costs (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$9,476	$5,221	$36,501	$13,413
Legal fees and expenses (2)	31	59	292	155
Total costs incurred	9,507	5,280	36,793	13,568
Insurance recoveries	—	(650)	—	(11,196)
Total	$9,507	$4,630	$36,793	$2,372
___________________________________

(1)
Includes all fees and costs associated with the previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Audit Committee Investigation”) and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s advancement obligations and in connection with related insurance recovery matters.

(2)	Includes legal fees and expenses associated with litigation resulting from prior mergers.

Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company plans to use the modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams, performed an in-depth review of the Company’s revenue contracts and identified the related performance obligations and is evaluating the impact on the Company’s financial statements and internal accounting processes and controls. Once ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements. Based upon a preliminary analysis, the Company does not expect that the adoption of ASU 2014-09 will have a material impact on its REI segment. The Company is currently evaluating whether the adoption of ASU 2014-09 will have any impact on the timing of revenue recognition of the Cole Capital segment.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance, however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as insurance and real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. The Company expects the accounting for leases pursuant to which the Company is the lessee to change and is currently evaluating the impact. Leases pursuant to which the Company is the lessee primarily consist of corporate offices and ground leases.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investments. The Company is currently evaluating the impact of this amendment on distributions received from equity method investments and does not expect the other three items to have a material impact on its statement of cash flows.
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
In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company has elected to early adopt ASU 2017-01 effective January 1, 2017. As the Company expects that a majority of its real estate acquisitions will be considered asset acquisitions, external acquisition costs related to these asset acquisitions will be capitalized. Prior to 2017, all acquisition-related costs were expensed as incurred. The adoption of this pronouncement resulted in capitalization of $1.9 million of external acquisitions-related costs during the nine months ended September 30, 2017. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Upon

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

adoption of ASU 2017-01, the Company's real estate dispositions qualify as asset dispositions and as such, no portion of the Company’s REI segment’s goodwill was allocated to the cost basis of these assets in determining the gain or loss on disposition of real estate and held for sale assets. Prior to January 1, 2017, when the Company disposed of a property or classified a property as held for sale, it constituted a business per U.S. GAAP and the Company allocated a portion of the REI segment's goodwill to the cost basis of that property in determining the gain or loss on the disposition of real estate and held for sale assets.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test (comparing the implied fair value of goodwill with the carrying amount of goodwill). ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is applied prospectively and may result in a different impairment charge as compared to the existing standard. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements and whether to early adopt during the 2017 fourth quarter annual impairment test.
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
In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect it will have a material impact on its consolidated financial statements.
Note 3 – Segment Reporting
The Company has organized its operations into two segments for management and internal financial reporting purposes, REI and Cole Capital, as further discussed below.
REI – Through its REI segment, the Company owns and actively manages a diversified portfolio of retail, restaurant, office and industrial real estate properties subject to long-term net leases with creditworthy tenants. As of September 30, 2017, the Company owned 4,094 properties comprising 92.5 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.7% leased with a weighted-average remaining lease term of 9.5 years. In addition, as of September 30, 2017, the Company owned eight commercial mortgage-backed securities (“CMBS”) and eight mortgage notes receivable.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The Company allocates certain operating expenses, such as legal fees, employee related costs and benefits and general overhead expenses between its operating segments. The following tables present a summary of the comparative financial results and total assets for each segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REI segment:
Revenues:
Rental income	$282,341	$303,383	$862,371	$928,706
Direct financing lease income	376	494	1,212	1,598
Operating expense reimbursements	23,826	27,969	72,103	77,862
Total real estate investment revenues	306,543	331,846	935,686	1,008,166
Operating expenses:
Acquisition-related	909	90	2,246	334
Litigation and other non-routine costs, net of insurance recoveries	9,507	4,630	36,793	2,372
Property operating	30,645	34,820	96,288	107,832
General and administrative	13,075	12,069	39,929	37,998
Depreciation and amortization	171,576	187,897	529,306	574,124
Impairment of real estate	6,363	6,872	30,857	176,214
Total operating expenses	232,075	246,378	735,419	898,874
Operating income	74,468	85,468	200,267	109,292
Other (expense) income:
Interest expense	(71,708)	(79,869)	(219,072)	(242,763)
Gain (loss) on extinguishment and forgiveness of debt, net	9,756	(2,003)	18,691	(1,751)
Other income, net	1,405	1,649	3,834	3,433
Equity in income and gain on disposition of unconsolidated entities	374	212	805	10,686
Gain (loss) on derivative instruments, net	1,294	(2,023)	2,710	(3,286)
Total other expenses, net	(58,879)	(82,034)	(193,032)	(233,681)
Income (loss) before taxes and real estate dispositions	15,589	3,434	7,235	(124,389)
(Loss) gain on disposition of real estate and held for sale assets, net	(688)	28,111	54,432	45,723
Income (loss) before taxes	14,901	31,545	61,667	(78,666)
Provision for income taxes	(1,185)	(1,539)	(5,439)	(4,695)
Net income (loss)	$13,716	$30,006	$56,228	$(83,361)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cole Capital segment:
Revenues:
Offering-related fees and reimbursements	$3,882	$9,545	$12,721	$32,850
Transaction service fees and reimbursements	4,000	3,779	13,159	10,639
Management fees and reimbursements	19,303	17,745	57,121	51,299
Total Cole Capital revenues	27,185	31,069	83,001	94,788
Operating expenses:
Cole Capital reallowed fees and commissions	2,373	5,897	7,907	20,940
Acquisition-related	—	—	36	39
General and administrative	16,721	17,692	48,426	54,257
Depreciation and amortization	4,947	7,276	14,657	22,702
Total operating expenses	24,041	30,865	71,026	97,938
Operating income (loss)	3,144	204	11,975	(3,150)
Total other income, net	502	95	706	589
Income (loss) before taxes	3,646	299	12,681	(2,561)
(Provision for) benefit from income taxes	(868)	(59)	(3,439)	3,321
Net income	$2,778	$240	$9,242	$760

Total Company:
Total revenues	$333,728	$362,915	$1,018,687	$1,102,954
Total operating expenses	$(256,116)	$(277,243)	$(806,445)	$(996,812)
Total other expense, net	$(58,377)	$(81,939)	$(192,326)	$(233,092)
Net income (loss)	$16,494	$30,246	$65,470	$(82,601)

	Total Assets
	September 30, 2017	December 31, 2016
REI segment	$14,522,637	$15,337,623
Cole Capital segment	214,096	249,951
Total Company	$14,736,733	$15,587,574
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
As of each of September 30, 2017 and December 31, 2016, $1.3 billion and $124.8 million of goodwill was allocated to the REI segment and the Cole Capital segment, respectively. During the nine months ended September 30, 2017, one property classified as held for sale as of December 31, 2016 was classified as held and used, resulting in an increase to the goodwill allocated to the REI segment of $0.4 million. During the nine months ended September 30, 2016, the Company allocated $53.8 million of goodwill to dispositions and held for sale assets, which was included in (loss) gain on disposition of real estate and held for sale assets, net in the consolidated statement of operations.
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
September 30, 2017 (Unaudited) – (Continued)

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
The fair value of the Cole Capital segment is dependent upon actual results, including, but not limited to, the timing and amount of aggregate capital raised and deployed on behalf of the Cole REITs, which is influenced by the Company’s ability to continue to reinstate certain selling agreements that were suspended as a result of the Audit Committee Investigation and the resulting restatements, as well as regulatory requirements affecting broker-dealers and financial advisors. If the Company is unable to continue to reinstate selling agreements or raise and deploy capital as estimated, the fair values of the Cole Capital segment and intangible assets may be less than the respective carrying value, resulting in an impairment that could have a material effect on the Company’s financial results. In addition, the actual timing of closing an offering or executing a liquidity event on behalf of a Cole REIT or the commencement of operations of newly formed REITs, which are not yet effective, may differ from the Company’s assumptions.
During the nine months ended September 30, 2017 and 2016, management monitored the actual performance of the business segments relative to the fair value assumptions used during the annual goodwill impairment test. For the periods presented, management determined it remained more likely than not that the fair value of each reporting unit was greater than its carrying value.
Intangible Assets
The intangible assets primarily consisted of management and advisory contracts that the Company has with certain Cole REITs, which are subject to an estimated remaining useful life of approximately two years.
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
The Company will estimate the fair value of the intangible assets using a discounted cash flow model specific to the applicable Cole REITs. The evaluation of intangible assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. There were no events or changes in circumstances that indicated that intangible assets were impaired during the nine months ended September 30, 2017 or 2016.
The Company recorded $4.1 million and $12.4 million of amortization expense related to the intangible assets for the three and nine months ended September 30, 2017 and $6.2 million and $19.9 million of amortization expense related to the intangible assets for the three and nine months ended September 30, 2016, respectively. The estimated amortization expense is expected to be $4.1 million for the remainder of the year ending December 31, 2017, $4.0 million for the year ending December 31, 2018 and $3.8 million for the nine months ending September 30, 2019. The intangible assets were $12.2 million and $24.6 million, net of accumulated amortization of $42.0 million and $29.6 million, respectively, as of September 30, 2017 and December 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	September 30, 2017	December 31, 2016
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $580,588 and $494,131, respectively	15.1	$1,100,403	$1,192,756
Leasing commissions, net of accumulated amortization of $2,601 and $1,836, respectively	10.5	11,117	10,231
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $83,670 and $69,670, respectively	16.2	248,925	275,897
Total intangible lease assets, net		$1,360,445	$1,478,884

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $70,070 and $56,891, respectively	18.4	$204,051	$224,023
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of September 30, 2017 (amounts in thousands):

	October 1, 2017 - December 31, 2017	2018	2019	2020	2021
In-place leases and other intangibles:
Total projected to be included in amortization expense	$36,584	$134,741	$124,069	$116,168	$107,582
Leasing commissions:
Total projected to be included in amortization expense	423	1,207	1,192	1,170	1,133
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	6,054	23,615	21,701	21,265	20,857
Below-market lease liabilities:
Total projected to be included in rental income	6,351	19,283	18,578	17,420	16,093

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Note 5 – Real Estate Investments
During the nine months ended September 30, 2017, the Company acquired controlling financial interests in 65 commercial properties and three land parcels for an aggregate purchase price of $453.9 million (the “2017 Acquisitions”), which includes $1.9 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01 and includes 22 properties acquired in a nonmonetary exchange discussed below. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. During the nine months ended September 30, 2016, the Company acquired a controlling interest in one commercial property for a purchase price of $20.0 million (the “2016 Acquisitions”).
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Real estate investments, at cost:
Land	$82,337	$4,215
Buildings, fixtures and improvements	293,419	14,555
Total tangible assets	375,756	18,770
Acquired intangible assets:
In-place leases and other intangibles (1)	68,306	1,182
Above-market leases (2)	10,270	—
Assumed intangible liabilities:
Below-market leases (3)	(395)	—
Total purchase price of assets acquired	$453,937	$19,952
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 16.7 years and 14.5 years for 2017 Acquisitions and 2016 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 18.1 years for 2017 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 20.0 years for 2017 Acquisitions.
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2017 - December 31, 2017	$265,570	$867
2018	1,084,301	3,016
2019	1,050,277	2,397
2020	1,015,625	2,023
2021	975,554	1,899
Thereafter	6,441,525	3,993
Total	$10,832,852	$14,195
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
September 30, 2017 (Unaudited) – (Continued)

Investment in Direct Financing Leases, Net
The components of the Company’s net investment in direct financing leases as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Future minimum lease payments receivable	$14,195	$17,147
Unguaranteed residual value of property	23,146	27,450
Unearned income	(3,939)	(5,142)
Net investment in direct financing leases	$33,402	$39,455
Property Dispositions and Held for Sale Assets
During the nine months ended September 30, 2017, the Company disposed of 112 properties, including six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction as discussed in Note 10 – Debt and 15 properties disposed of in connection with the nonmonetary exchange discussed below, for an aggregate gross sales price of $507.5 million, of which our share was $491.0 million after the profit participation payments related to the disposition of 24 Red Lobster properties. The dispositions resulted in proceeds of $366.2 million after a mortgage loan assumption of $66.0 million and closing costs. Additionally, the Company’s tax provision for the nine months ended September 30, 2017 included $1.7 million of Canadian tax on the gain on sale of certain Canadian properties. The Company recorded a gain of $54.9 million related to the sales which is included in (loss) gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2016, the Company disposed of 223 properties for an aggregate gross sales price of $672.5 million, of which our share was $646.4 million after the profit participation payment related to the disposition of 47 Red Lobsters. The dispositions resulted in proceeds of $573.0 million after a debt assumption of $55.0 million and closing costs. The Company recorded a gain of $50.7 million, which included $28.8 million of goodwill allocated to the cost basis of such properties, which is included in (loss) gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations. The Company has no continuing involvement with these properties.
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
As of September 30, 2017, there were two properties classified as held for sale which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the nine months ended September 30, 2017, the Company recorded a loss of $0.5 million related to held for sale properties. No goodwill was allocated to the cost basis of any additional properties classified as held for sale during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company recorded a loss of $5.0 million related to properties classified as held for sale during the respective period, which included $22.7 million of goodwill allocated to the cost basis of such properties. The loss on properties held for sale is included in (loss) gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.
Nonmonetary Exchange
During the nine months ended September 30, 2017, the Company completed a nonmonetary exchange through the simultaneous acquisition of 22 Bob Evans properties and disposition of 15 Red Lobster properties. Pursuant to Nonmonetary Transactions, ASC (Topic 845), the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain the acquired nonmonetary asset, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if the fair value of the asset received is more reliable than the fair value of the asset surrendered. The Company estimated the fair value of the Bob Evans and Red Lobster properties using valuation techniques consistent with the income approach and concluded that the fair value was $50.1 million. As the fair value of the assets received exceeded the book value of the assets surrendered, the Company recorded a gain of $7.4 million, which is included in (loss) gain on disposition of real estate and held for sale assets, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, a decrease in the expected holding period of a property, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates.
When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective estimated fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.
As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets and an investment in a property subject to a direct financing lease with carrying values totaling $87.9 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $57.0 million resulting in impairment charges of $30.9 million during the nine months ended September 30, 2017. During 2017, the Company identified additional office properties for potential sale and certain restaurant and other properties for potential sale that management has determined, based on discussions with the current tenants, will not be re-leased. During the nine months ended September 30, 2016, management identified certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurants filed for bankruptcy. As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets with carrying values totaling $655.1 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $478.9 million, resulting in impairment charges of $176.2 million during the nine months ended September 30, 2016.
Consolidated Joint Ventures
The Company had interests in two joint ventures that owned two properties as of each of September 30, 2017 and December 31, 2016 (the “Consolidated Joint Ventures”). As of September 30, 2017 and December 31, 2016, the Consolidated Joint Ventures had total assets of $65.8 million and $64.8 million, respectively, of which $60.4 million and $58.8 million were real estate investments, net of accumulated depreciation and amortization, for the respective periods. One property is secured by a mortgage note payable of $15.4 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the Consolidated Joint Ventures. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of each partner (the “Partner”) in accordance with the joint venture agreement for any major transactions. The Company and each Partner are subject to the provisions of each joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Partners’ share of the Consolidated Joint Ventures’ income was $9,000 and $12,000 for the three months ended September 30, 2017 and 2016, respectively. The Partners’ share of the Consolidated Joint Ventures’ loss was $12,000 and $23,000 for the nine months ended September 30, 2017 and 2016, respectively. The Partners’ share of the Consolidated Joint Ventures’ income and loss are included in net (income) loss attributable to non-controlling interests in the consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) consisted of interests in two joint ventures that owned two properties as of each of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, the Company owned aggregate equity investments of $40.3 million and $41.3 million, respectively, in the Unconsolidated Joint Ventures. The Company accounts for its investments in Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint ventures. As of September 30, 2017, the Company’s maximum exposure to risk was $40.3 million, the carrying value of the investments, which is presented in investment in unconsolidated entities in the consolidated balance sheet. The Unconsolidated Joint Ventures had total debt outstanding of $20.4 million as of September 30, 2017, none of which is recourse to the Company, as discussed in Note 10 – Debt. The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Company records its proportionate share of net income (loss) from the Unconsolidated Joint Ventures in the equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $1.3 million of net income, respectively, from two Unconsolidated Joint Ventures. During the three and nine months ended September 30, 2016, the Company recognized $0.2 million and $0.6 million of net income, respectively, from the unconsolidated joint ventures which owned two and three properties, during those respective periods.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

			Carrying Amount of Investment (2)
Name of Joint Venture	Partner	Ownership % (1)	September 30, 2017	December 31, 2016
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$5,621	$5,891
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	34,690	35,438
			$40,311	$41,329
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

(2)
The total carrying amount of the investments was greater than the underlying equity in net assets by $6.1 million and $6.4 million as of September 30, 2017 and December 31, 2016, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with the Cole Merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

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
The following tables detail the unrealized gains and losses on investment securities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$43,306	$1,086	$(2,715)	$41,677

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,297	$1,248	$(2,330)	$47,215

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

As of each of September 30, 2017 and December 31, 2016, the Company owned eight CMBS with an estimated aggregate fair value of $41.7 million and $47.2 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of September 30, 2017, the Company earned interest on the CMBS at rates ranging between 5.88% and 8.95%. As of September 30, 2017, the fair value of six CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the impaired security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of September 30, 2017, the Company had no other-than-temporary impairment losses.
The scheduled maturity of the Company’s CMBS as of September 30, 2017 are as follows (in thousands):

	September 30, 2017
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	17,984	18,430
Due after five years through 10 years	12,011	9,336
Due after 10 years	13,311	13,911
Total	$43,306	$41,677
Note 7 – Mortgage Notes Receivable
As of September 30, 2017, the Company owned eight mortgage notes receivable with a weighted-average interest rate of 6.2% and weighted-average years to maturity of 12.9 years. During the nine months ended September 30, 2017, one mortgage note with a carrying value of $1.5 million at repayment was paid in full prior to the maturity date. The following table details the mortgage notes receivable as of September 30, 2017 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$22,700	$20,510	5.9%	–	6.8%	December 2026	–	January 2033
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
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to September 30, 2017 (in thousands):

Outstanding Balance
Due within one year	$915
Due after one year through five years	4,341
Due after five years through 10 years	7,071
Due after 10 years(1)	14,175
Total	$26,502
____________________________________

(1)	Includes additional $3.8 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to September 30, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Note 8 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable, net (1)	$38,182	$49,148
Straight-line rent receivable, net (2)	220,975	201,584
Deferred costs, net (3)	8,347	16,154
Prepaid expenses	10,147	6,814
Leasehold improvements, property and equipment, net (4)	12,982	14,702
Restricted escrow deposits	5,644	5,741
Deferred tax asset and tax receivable	32,753	31,113
Program development costs, net (5)	3,828	3,161
Interest rate swap assets, at fair value	351	199
Other assets	3,729	2,089
Total	$336,938	$330,705
___________________________________

(1)	Allowance for doubtful accounts included in accounts receivable, net was $6.0 million and $5.7 million as of September 30, 2017 and December 31, 2016, respectively.

(2)	Allowance for doubtful accounts included in straight-line rent receivable, net was $1.6 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

(3)
Amortization expense for deferred costs related to the revolving credit facility totaled $2.6 million for each of the three months ended September 30, 2017 and 2016 and $7.8 million for each of the nine months ended September 30, 2017 and 2016, respectively. Accumulated amortization for deferred costs related to the revolving credit facility were $37.6 million and $29.8 million as of September 30, 2017 and December 31, 2016, respectively.

(4)
Amortization expense for leasehold improvements totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2017 and 2016, respectively. Accumulated amortization was $4.4 million and $3.5 million as of September 30, 2017 and December 31, 2016, respectively. Depreciation expense for property and equipment totaled $0.5 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, and $0.6 million and $1.6 million for the three and nine months ended September 30, 2016, respectively. Accumulated depreciation was $5.2 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively.

(5)	As of September 30, 2017 and December 31, 2016, the Company had reserves of $5.9 million and $31.7 million, respectively, relating to the program development costs.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2017. The Company expects that changes in classifications between levels will be infrequent.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 6 – Investment Securities, at Fair Value and Note 11 – Derivatives and Hedging Activities, as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2017
Assets:
CMBS	$—	$—	$41,677	$41,677
Derivative assets	—	351	—	351
Total assets	$—	$351	$41,677	$42,028

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
CMBS	$—	$—	$47,215	$47,215
Derivative assets	—	199	—	199
Total assets	$—	$199	$47,215	$47,414
Liabilities:
Derivative liabilities	$—	$(3,547)	$—	$(3,547)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2017 and 2016 (in thousands):

CMBS
Balance as of December 31, 2016	$47,215
Total gains and losses
Unrealized loss included in other comprehensive income, net	(547)
Purchases, issuance, settlements
Return of principal received	(4,077)
Amortization included in net income, net	(914)
Ending Balance, September 30, 2017	$41,677

CMBS
Balance as of December 31, 2015	$53,304
Total gains and losses
Unrealized loss included in other comprehensive loss, net	(1,599)
Purchases, issuance, settlements
Return of principal received	(3,786)
Accretion included in net loss, net	179
Ending Balance, September 30, 2016	$48,098
The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at September 30, 2017	Fair Value at September 30, 2017	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Assets:
Mortgage notes receivable	3	$20,510	$28,539	$22,764	$30,460

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,129,461	$2,186,955	$2,687,739	$2,713,155
Corporate bonds, net	2	2,848,591	2,944,615	2,248,063	2,273,850
Convertible debt, net	2	990,922	1,021,580	987,106	1,004,733
Credit facility	2	—	—	500,000	500,000
Total liabilities		$5,968,974	$6,153,150	$6,422,908	$6,491,738
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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
September 30, 2017 (Unaudited) – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Assets
As discussed in Note 5 – Real Estate Investments, during the nine months ended September 30, 2017, net real estate assets and an investment in a property subject to a direct financing lease representing 53 properties were deemed to be impaired and their carrying values were reduced to their estimated fair value of $57.0 million, resulting in impairment charges of $30.9 million. During the nine months ended September 30, 2016, net real estate assets related to 139 properties were deemed to be impaired and their carrying values totaling $655.1 million were reduced to their estimated fair values of $478.9 million, resulting in impairment charges of $176.2 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2017, the Company used a range of discount rates from 7.4% to 7.8% with a weighted-average rate of 7.5% and capitalization rates from 6.9% to 10.0% with a weighted-average rate of 8.2%.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2017 (dollar amounts in thousands):

Nine Months Ended September 30, 2017
Properties impaired (1)	53

Asset classes impaired:
Investment in real estate assets, net	$30,327
Investment in direct financing leases, net	553
Below-market lease liabilities, net	(23)
Total impairment loss	$30,857
_______________________________________________

(1)	Six of these properties were disposed of during the nine months ended September 30, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Note 10 – Debt
As of September 30, 2017, the Company had $5.9 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.7 years and a weighted-average interest rate of 4.2%. The following table summarizes the carrying value of debt as of September 30, 2017 and December 31, 2016, and the debt activity for the nine months ended September 30, 2017 (in thousands):

		Nine Months Ended September 30, 2017
	Balance as of December 31, 2016	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2017
Mortgage notes payable:
Outstanding balance	$2,629,949	$4,283	$(545,307)	$—	$2,088,925	(1)
Net premiums (2)	36,751	—	(528)	(9,422)	26,801
Deferred costs	(16,633)	—	576	2,229	(13,828)
Other debt:
Outstanding balance	20,947	—	(7,233)	—	13,714
Premium (2)	92	—	—	(71)	21
Mortgages and other debt, net	2,671,106	4,283	(552,492)	(7,264)	2,115,633
Corporate bonds:
Outstanding balance	2,250,000	600,000	—	—	2,850,000
Discount (3)	(1,937)	—	—	528	(1,409)
Deferred costs	(21,839)	(9,497)	—	2,909	(28,427)
Corporate bonds, net	2,226,224	590,503	—	3,437	2,820,164
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (3)	(12,894)	—	—	3,816	(9,078)
Deferred costs	(13,766)	—	—	4,334	(9,432)
Convertible debt, net	973,340	—	—	8,150	981,490
Credit facility:
Outstanding balance	500,000	—	(500,000)	—	—
Deferred costs (4)	(3,422)	—	2,030	1,392	—
Credit facility, net	496,578	—	(497,970)	1,392	—

Total debt	$6,367,248	$594,786	$(1,050,462)	$5,715	$5,917,287
____________________________________

(1)	Includes $16.2 million related to one mortgage note payable in default.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of September 30, 2017 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity
Fixed-rate debt (3)	501	$4,146,793	$2,073,481	4.91%	4.5
Variable-rate debt	1	32,938	15,444	4.49%	0.1
Total (4)	502	$4,179,731	$2,088,925	4.91%	4.4
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of September 30, 2017.

(3)	Includes $79.2 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include the loan amount associated with an Unconsolidated Joint Venture of $20.4 million, none of which is recourse to the Company. The loan represents a secured fixed rate of 5.20% and a maturity of July 2021.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At September 30, 2017, except for the loan in default described below, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
As of September 30, 2017, the Company had $16.2 million related to one outstanding mortgage note payable in default. The Company is engaged with the servicer to determine a method of settlement.
On August 31, 2017, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan secured by one property, with an outstanding balance of $41.6 million on the date of agreement and conveyed its interest in the property to satisfy the mortgage loan. As a result of the deed-in-lieu of foreclosure transaction, the Company recognized a gain on forgiveness of debt of $6.7 million, which is included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
On August 29, 2017, the Company completed the foreclosure sale of one property secured by a mortgage loan and was relieved of all obligations on the non-recourse loan. On the date of the foreclosure sale, the mortgage loan had an outstanding balance of $20.5 million. The Company recognized a gain on forgiveness of debt of $4.8 million, which is included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations as a result of the transaction.
On June 27, 2017, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, secured by four properties, with an outstanding balance of $38.3 million and conveyed all interests in the properties to satisfy the mortgage loan. As a result of the deed-in-lieu of foreclosure transaction, the Company recognized a gain on forgiveness of debt of $9.0 million, which is included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
On December 30, 2016, the Company received a notice of default from the lender of a non-recourse loan secured by 16 properties, which had an outstanding balance of $11.6 million on the notice date, due to the Company's intentional non-repayment of the loan balance at maturity. During the nine months ended September 30, 2017, the Company cured the default by fully repaying the outstanding loan balance.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2017 (in thousands):

Total
October 1, 2017 - December 31, 2017 (1)	$33,981
2018	67,603
2019	223,171
2020	265,582
2021	353,274
Thereafter	1,145,314
Total	$2,088,925
___________________________________

(1)	Includes $16.2 million, excluding accrued interest, related to one mortgage note payable in default.
Other Debt
As of September 30, 2017, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $13.7 million and remaining unamortized premium of $21,000 (the “KBC Loan”). At September 30, 2017, the interest coupon on the KBC Loan was fixed at 5.81%. Subsequent to September 30, 2017, the Company repaid the remaining outstanding principal balance of the KBC Loan. The KBC Loan provided for monthly payments of both principal and interest.
The KBC Loan was secured by various investment assets held by the Company. The following table is a summary of the outstanding balance and carrying value of the collateral by asset type as of September 30, 2017 (in thousands):

	Outstanding Balance	Collateral Carrying Value
Mortgage notes receivable	$4,945	$18,400
CMBS	8,769	30,204
Total	$13,714	$48,604
Corporate Bonds
On August 11, 2017, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.950% Senior Notes due 2027 (the “2027 Senior Notes”) (the offering of the 2027 Senior Notes, the “2017 Bond Offering”).
As of September 30, 2017, the OP had $2.85 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance September 30, 2017		Interest Rate		Maturity Date
2019 Senior Notes	750,000		3.000%		February 6, 2019
2021 Senior Notes	400,000		4.125%		June 1, 2021
2024 Senior Notes	500,000		4.600%		February 6, 2024
2026 Senior Notes	600,000		4.875%		June 1, 2026
2027 Senior Notes	600,000	—	3.950%	—	August 15, 2027
Total balance and weighted-average interest rate	$2,850,000		4.033%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 30 or fewer days prior to the maturity date with respect to the 2019 Senior Notes and the 2021 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended, (the “Securities Act”) and are freely transferable.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of September 30, 2017.
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
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $9.1 million as of September 30, 2017. The discount will be amortized over the remaining weighted average term of 1.8 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of September 30, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

The 2018 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018. The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of September 30, 2017.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
As of September 30, 2017, the Credit Facility had no outstanding balance and allowed for maximum borrowings of $2.3 billion under its revolving credit facility, subject to borrowing availability. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. The Operating Partnership used a portion of the proceeds from the 2017 Bond Offering discussed above to repay all of the outstanding borrowings, swap termination costs and accrued and unpaid interest, under the Credit Facility’s $0.5 billion term loan facility (the "Credit Facility Term Loan”) on August 11, 2017, resulting in the write-off of unamortized deferred financing costs of $2.0 million, which is included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
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
The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Credit Facility terminates on June 30, 2018, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option, exercisable at the Company’s election and

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion (up to 30% of which may be comprised of restaurant properties from December 31, 2016 on). The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2017.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the three and nine months ended September 30, 2017, the Company reclassified previously unrealized gains of $0.1 million and unrealized losses of $0.2 million, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged forecasted transactions affecting earnings. The Company also reclassified unrealized losses of $0.2 million and $0.6 million, respectively, from accumulated other comprehensive income into interest expense associated with settled interest rate derivatives.
The ineffective portion of the change in fair value of the derivatives designated that qualify as cash flow hedges is recognized directly in earnings. During the three and nine months ended September 30, 2017, the Company recorded a gain of $0.2 million and $1.6 million, respectively, in earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges. During the three and nine months ended September 30, 2016, the Company recorded a gain of $1.0 million and $1.1 million, respectively, in such earnings. Earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges are included in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The ineffectiveness is primarily attributable to the designation of acquired interest rate swaps with a non-zero fair value at inception associated with the Cole Merger.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

During the three months ended September 30, 2017, the Company terminated six of its interest rate swaps in connection with the early repayment of mortgage loans and borrowings under the Credit Facility Term Loan, as discussed in Note 10 – Debt, and accelerated the reclassification of a portion of the amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming probable not to occur. A gain of $1.1 million was recorded in relation to the acceleration, which is included in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income as an increase to interest expense.
During the three and nine months ended September 30, 2017, loans associated with six and thirteen derivative instruments, respectively, with aggregate notional values of $550.9 million and $662.4 million at the respective settlement date, were repaid in full and one derivative previously designated as a cash flow hedge with a notional value of $27.8 million was de-designated as it was not probable the forecasted hedged transaction would occur. As of September 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	September 30, 2017	December 31, 2016
Number of Instruments	—	14
Notional Amount	$—	$690,816
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$3
Interest rate swaps	Deferred rent, derivative and other liabilities	$—	$(3,547)
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A gain of $21,000 and $17,000 for the three and nine months ended September 30, 2017, respectively, related to the change in the fair value of derivatives not designated as hedging instruments was recorded in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The Company recorded a gain of $0.3 million and a loss of $1.1 million for the three and nine months ended September 30, 2016, respectively.
As discussed above, during the three months ended September 30, 2017, one derivative previously designated as a cash flow hedge with a notional value of $27.8 million was de-designated as it was not probable the forecasted hedged transaction would occur. As of September 30, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Swap	September 30, 2017	December 31, 2016
Number of Instruments	2	1
Notional Amount	$79,212	$51,400
The table below presents the fair value of the Company’s derivative financial instrument not designated as a hedge as well as its classification in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$351	$196

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2017 and December 31, 2016 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2017	$351	$—	$—	$351	$—	$—	$—	$351
December 31, 2016	$199	$(3,547)	$—	$199	$(3,547)	$—	$—	$(3,348)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of September 30, 2017, the fair value of the interest rate derivatives in a net asset position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $0.3 million. As of September 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.3 million at September 30, 2017.
Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures:
Cash paid for interest	$200,617	$246,602
Cash paid for income taxes	$10,690	$18,822
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$6,750	$3,556
Accrued deferred financing costs	$181	$860
Distributions declared and unpaid	$146,596	$146,118
Accrued equity issuance costs	$—	$9
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$100,388	$38,050
Mortgage notes payable assumed in real estate disposition	$66,000	$55,000
Nonmonetary Exchanges:
Intangible lease liability received	$(151)	$—
Real estate investments received	$50,204	$—
Real estate investments relinquished and gain on disposition	$(47,474)	$—
Rent and tenant receivables and other assets, net relinquished	$(2,602)	$—
Intangible lease liability relinquished	$242	$—
Real estate investments received from a ground lease expiration	$259	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accrued interest	$39,886	$43,188
Accrued real estate taxes	36,797	38,877
Accrued legal fees	34,981	17,827
Accounts payable	8,186	5,030
Accrued other	32,563	41,215
Total	$152,413	$146,137
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court. The Company and the OP answered the second amended class action complaint on July 29, 2016. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. Document production is substantially complete. Plaintiffs in the SDNY Consolidated Securities Class Action filed a motion for class certification and a hearing on the motion was held on August 24, 2017. On August 31, 2017, the court issued orders granting plaintiffs’ motion for class certification and granting summary judgment to defendants with respect to one of plaintiffs’ claims under Section 11 of the Securities Act of 1933. The defendants have filed petitions seeking leave to appeal the court’s order granting class certification. The court held a status conference on November 1, 2017 to discuss a schedule for depositions. The court directed the parties to appear for a follow-up conference on December 4, 2017 to further discuss a deposition schedule.
The Company, certain of its former officers and directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307; Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; and Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975 (the “Fir Tree Action”) (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company has filed answers to the complaints in all of the Opt-Out Actions except the Fir Tree Action, in which there is a pending motion to dismiss. Discovery in the Opt-Out Actions is being coordinated with discovery in the SDNY Consolidated Securities Class Action.
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserts claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. On September 29, 2016, the court entered an order denying the Company’s motion to transfer and granting in part and denying in part the Company’s motion to dismiss. The Company filed an answer to the complaint on November 4, 2016. Discovery is ongoing and a status conference is scheduled in the matter for November 14, 2017.
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
September 30, 2017 (Unaudited) – (Continued)

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
September 30, 2017 (Unaudited) – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
October 1, 2017 - December 31, 2017	$3,679	$1,227
2018	14,458	4,376
2019	14,416	4,359
2020	14,297	4,381
2021	13,589	4,368
Thereafter	231,750	8,415
Total	$292,189	$27,126
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of September 30, 2017, Cole Capital was a party to eighteen purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 20 properties, subject to meeting certain criteria, for an aggregate purchase price of $198.7 million, exclusive of closing costs. As of September 30, 2017, Cole Capital had $5.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of September 30, 2017, the General Partner had approximately 974.2 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 974.2 million General Partner OP Units issued and outstanding as of September 30, 2017, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of September 30, 2017, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of September 30, 2017, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
Limited Partner OP Units
As of both September 30, 2017 and December 31, 2016, the Operating Partnership had approximately 23.75 million Limited Partner OP Units outstanding.
As of September 30, 2017, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On August 2, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of  $0.55 per share) for the third quarter of 2017 to stockholders of record as of September 29, 2017, which was paid on October 16, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit, except as noted above.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million shares of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. During the nine months ended September 30, 2017, the Company repurchased 68,759 shares of Common Stock in multiple open market transactions for $0.5 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. Additional shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the nine months ended September 30, 2017, the General Partner repurchased 222,923 shares to satisfy the federal and state tax withholding obligations on behalf of employees.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of September 30, 2017, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million Restricted Shares, net of the forfeiture of 3.7 million Restricted Shares through that date, 4.9 million Restricted Stock Units, net of the forfeiture of 0.6 million Restricted Stock Units through that date, and 0.3 million Deferred Stock Units, collectively representing approximately 9.2 million shares of Common Stock. Accordingly, as of such date, approximately 90.6 million additional shares were available for future issuance.
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
During the three and nine months ended September 30, 2017, the Company recorded $0.4 million and $1.3 million, respectively, of compensation expense related to the Restricted Shares, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Restricted Shares during the nine months ended September 30, 2017:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2016	562,406	$13.78
Vested	(196,937)	14.03
Forfeited	(46,386)	13.91
Unvested shares, September 30, 2017	319,083	$13.61
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the three and nine months ended September 30, 2017, the Company recorded $1.4 million and $3.9 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company (or upon a change of control or death). The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During the three and nine months ended September 30, 2017, the Company recorded approximately $40,000 and $1.0 million, respectively, of expense related to Deferred Stock Units, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the nine months ended September 30, 2017.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2016	1,085,914	$8.43	—	$—
Granted	673,381	8.90	117,003	7.91
Vested	(412,692)	8.62	(117,003)	7.91
Forfeited	(16,936)	8.54	—	—
Unvested units, September 30, 2017	1,329,667	$8.61	—	$—
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the three and nine months ended September 30, 2017, the Company recorded $1.8 million and $5.1 million, respectively, of expense related to the LTI Target Awards, which is recorded in general and administrative expense in the accompanying consolidated statements of operations.
The following table details the activity of the LTI Target Awards during the nine months ended September 30, 2017.

	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2016	1,522,487	$9.00
Granted	726,867	8.96
Forfeited	(3,413)	11.77
Unvested units, September 30, 2017	2,245,941	$8.98

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Note 17 – Related Party Transactions and Arrangements
Cole Capital
Cole Capital is contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company is responsible for raising capital for certain Cole REITs, advises them regarding offerings, manages relationships with participating broker-dealers and financial advisors, and provides assistance in connection with compliance matters relating to the offerings. The Company receives compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
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
All other organization and offering expenses associated with the sale of the Cole REITs’ common stock are paid for in advance by the Company and subject to reimbursement by the Cole REITs, up to certain limits in accordance with their respective advisory agreements and charters. As these costs are incurred, they are recorded as reimbursement revenue, up to the respective limit, and are included in offering-related revenues in the financial results for Cole Capital. Expenses paid on behalf of the Cole REITs in excess of these limits that are expected to be collected based on future estimated offering proceeds are recorded as program development costs, which are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. The Company assesses the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserves for any balances considered not collectible. Additional reserves are generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differ from management’s assumptions. As of each of September 30, 2017 and December 31, 2016, the Company had organization and offering costs recorded as program development costs, included in rent and tenant receivables and other assets, net in the consolidated balance sheets, of $3.8 million and $3.2 million, respectively, which were net of reserves of $5.9 million and $31.7 million, respectively.
The following table shows the offering fee summary information for the Cole REITs conducting offerings as of September 30, 2017:

	Selling Commissions (1)	Dealer Manager Fees (2)		Annual Distribution and Stockholder Servicing Fee (2)
Open Programs

CCPT V
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(3)

INAV
Wrap Class Shares	—%	0.55%	(4)	—%
Advisor Class Shares	up to 3.75%	0.55%	(4)	0.5%	(4)
Institutional Class Shares	—%	0.25%	(4)	—%

CCIT III
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(3)
_______________________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the three and nine months ended September 30, 2017 and 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The following table shows the transaction-related fees for the Cole REITs and other real estate programs as of September 30, 2017:

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
The following table shows the management fees for the Cole REITs as of September 30, 2017:

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Offering-related fees and reimbursements
Selling commissions (1)	$1,816	$5,008	$6,336	$18,112
Dealer manager and distribution fees (2)	1,278	2,237	3,766	7,292
Reimbursement revenue	788	2,300	2,619	7,446
Offering-related fees and reimbursements	3,882	9,545	12,721	32,850

Transaction service fees and reimbursements
Acquisition fees	3,320	2,593	9,965	8,053
Financing coordination fee	—	220	—	220
Reimbursement revenues	644	686	2,145	2,024
Transaction service fees and reimbursements	3,964	3,499	12,110	10,297

Management fees and reimbursements
Asset and property management fees and leasing fees	56	53	161	159
Advisory and performance fee revenue	14,532	13,011	42,318	37,621
Reimbursement revenues	4,620	4,430	14,070	12,803
Management fees and reimbursements	19,208	17,494	56,549	50,583

Interest income on Affiliate Lines of Credit	24	—	221	308

Total related party revenues(3)	$27,078	$30,538	81,601	94,038
___________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the three and nine months ended September 30, 2017 and 2016.

(2)
During the three and nine months ended September 30, 2017, the Company reallowed $0.6 million and $1.6 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement. During the three and nine months ended September 30, 2016, the Company reallowed $0.9 million and $2.8 million, respectively, of such fees.

(3)
Total related party revenues excludes fees earned from 1031 real estate programs of $0.1 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.

Investment in the Cole REITs
As of September 30, 2017 and December 31, 2016, the Company owned aggregate equity investments of $3.8 million and $4.7 million, respectively, in the Cole REITs and other affiliated offerings, presented in investment in unconsolidated entities in the consolidated balance sheets. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the three and nine months ended September 30, 2017, the Company recognized $45,000 and $0.5 million of net loss, respectively, from the Cole REITs. During the three and nine months ended September 30, 2016, the Company recognized $1,000 and $128,000 of net loss, respectively, from the Cole REITs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The table below presents certain information related to the Company’s investments in the Cole REITs as of September 30, 2017 (carrying amount in thousands):

	September 30, 2017
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	0.77%	$1,270
INAV	0.06%	128
CCIT II	0.43%	1,154
CCIT III	16.89%	731
CCPT IV	0.01%	107
Funds not yet in offering	100.00%	400
Total		$3,790
Due to Affiliates
Due to affiliates, as reported in the accompanying consolidated balance sheets, was $8,000 and $16,000 as of September 30, 2017 and December 31, 2016, respectively, related to amounts due to the Cole REITs.
Due from Affiliates, Net
As of September 30, 2017 and December 31, 2016, $6.6 million and $11.0 million, respectively, was expected to be collected from affiliates, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”). The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and matures on September 22, 2017. On March 28, 2017, CCI III OP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. During the three months ended September 30, 2017, CCI III OP repaid all of the outstanding borrowings under the Subordinate Promissory Note. As of December 31, 2016, the Subordinate Promissory Note had an interest rate of 5.12% and $10.3 million was outstanding.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three and nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to the General Partner	$16,094	$29,495	$63,940	$(80,445)
Dividends to preferred shares and units	(17,973)	(17,973)	(53,919)	(53,919)
Net (loss) income available to the General Partner	(1,879)	11,522	10,021	(134,364)
Earnings allocated to participating securities	(43)	(154)	(434)	(400)
Income attributable to limited partners	—	739	1,542	—
Net (loss) income available to common stockholders used in basic and diluted net loss per share	$(1,922)	$12,107	$11,129	$(134,764)

Weighted average number of common stock outstanding - basic	974,167,088	943,480,170	974,060,160	917,233,898
Effect of Limited Partner OP Units and dilutive securities	—	25,206,373	24,025,813	—
Weighted average number of common stock outstanding - diluted	974,167,088	968,686,543	998,085,973	917,233,898

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.00)	$0.01	$0.01	$(0.15)
For the three months ended September 30, 2017, diluted net loss per share attributable to common stockholders excludes approximately 0.5 million unvested Restricted Shares and Restricted Stock Units and approximately 23.7 million OP Units as the effect would have been antidilutive. For the nine months ended September 30, 2017, diluted net income per share attributable to common stockholders excludes approximately 84,000 unvested Restricted Shares as the effect would have been antidilutive.
For the nine months ended September 30, 2016, diluted net loss per share attributable to common stockholders excludes approximately 0.9 million unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three and nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to the Operating Partnership	$16,485	$30,234	$65,482	$(82,578)
Dividends to preferred units	(17,973)	(17,973)	(53,919)	(53,919)
Net (loss) income available to the Operating Partnership	(1,488)	12,261	11,563	(136,497)
Earnings allocated to participating units	(43)	(154)	(434)	(400)
Net (loss) income available to common unitholders used in basic and diluted net loss per unit	$(1,531)	$12,107	$11,129	$(136,897)

Weighted average number of common units outstanding - basic	997,915,435	967,237,921	997,808,507	940,995,665
Effect of dilutive securities	—	1,448,622	277,466	—
Weighted average number of common units outstanding - diluted	997,915,435	968,686,543	998,085,973	940,995,665
Basic and diluted net (loss) income per unit attributable to common unitholders	$(0.00)	$0.01	$0.01	$(0.15)
For the three months ended September 30, 2017, diluted net loss per unit attributable to common unitholders excludes approximately 0.5 million unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive. For the nine months ended September 30, 2017, diluted net income per unit attributable to common unitholders excludes approximately 84,000 unvested Restricted Shares as the effect would have been antidilutive.
For the nine months ended September 30, 2016, diluted net loss per unit attributable to common unitholders excludes approximately 0.9 million unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
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
Cole Capital Income Taxes
Based on the above, Cole Capital’s business, substantially all of which is conducted through a TRS, recognized a provision of $0.9 million and $3.4 million for the three and nine months ended September 30, 2017 and a provision of $0.1 million and a benefit of $3.3 million for the three and nine months ended September 30, 2016, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.
REI Income Taxes
The REI segment recognized a provision of $1.2 million and $5.4 million for the three and nine months ended September 30, 2017, respectively, and a provision of $1.5 million and $4.7 million for the three and nine months ended September 30, 2016, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the nine months ended September 30, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2012.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

As of September 30, 2017, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2012 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc., CapLease, Inc., American Realty Capital Trust IV, Inc., Cole Real Estate Investments, Inc., and Cole Credit Property Trust, Inc. are subject.
Note 20 – Subsequent Events
The following events occurred subsequent to September 30, 2017:
Real Estate Investment Activity
From October 1, 2017 through November 1, 2017, the Company disposed of four properties for an aggregate gross sales price of $41.5 million, of which the Company’s share was $40.5 million based on the Company’s ownership interest in a consolidated joint venture, and an estimated gain of $9.9 million. One of the Unconsolidated Joint Ventures sold a land parcel for an aggregate gross sales price of $2.5 million, of which the Company’s share was $2.2 million based on the Company’s ownership interest in the unconsolidated joint venture. In addition, the Company acquired six properties for an aggregate purchase price of $45.0 million, excluding capitalized external acquisition-related expenses.
Common Stock Dividend
On November 7, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2017 to stockholders of record as of December 29, 2017, which will be paid on January 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On November 7, 2017, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for January 2018 through March 2018 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
December 15, 2017 - January 14, 2018	January 1, 2018	January 16, 2018
January 15, 2018 - February 14, 2018	February 1, 2018	February 15, 2018
February 15, 2018 - March 14, 2018	March 1, 2018	March 15, 2018

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
Overview
We are a full-service real estate operating company that operates through two business segments, our real estate investment segment, REI, and our investment management segment, Cole Capital, as further discussed in “Note 3 – Segment Reporting” to our consolidated financial statements. Through our REI segment, we own and actively manage a diversified portfolio of 4,094 properties comprising 92.5 million square feet, of which 98.7% was leased as of September 30, 2017, with a weighted-average remaining lease term of 9.5 years. Through our Cole Capital segment, we are responsible for raising capital for and managing the affairs of the Cole REITs on a day-to-day basis, identifying and making acquisitions and investments on behalf of the Cole REITs, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. Cole Capital receives compensation and reimbursement for performing these services. As of September 30, 2017, the Cole REITs and other real estate programs’ assets under management were $7.8 billion.
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
Effective January 1, 2017, we determined that adjusted funds from operations (“AFFO”), a non-GAAP measure, and our real estate portfolio and economic metrics should exclude the impact of properties owned by the Company for the month beginning with the date that (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation and ending with the disposition date ("Excluded Properties"), to better reflect our ongoing operations. Excluded Properties during the three months ended September 30, 2017, were two vacant office properties and one vacant industrial property. During the nine months ended September 30, 2017, Excluded Properties were two vacant office properties and five industrial properties, two of which were vacant. Excluded Properties at September 30, 2017, included one vacant industrial property, comprised of 307,275 square feet, which secured a mortgage note payable, with debt outstanding of $16.2 million. The Company did not update data presented for prior periods for this change as it determined the impact on our prior periods was immaterial.
Without the Excluded Properties, as of September 30, 2017, our portfolio is comprised of 4,093 retail, restaurant, office and industrial real estate properties with an aggregate of 92.2 million square feet, of which 99.0% was leased, with a weighted-average remaining lease term of 9.5 years.
Operating Highlights and Key Performance Indicators
2017 Activity

•
Acquired controlling financial interests in 65 commercial properties and three land parcels for an aggregate purchase price of $453.9 million, which includes $1.9 million of external acquisition-related expenses that were capitalized and 22 properties acquired in a nonmonetary exchange.

•
Disposed of 112 properties, including six properties relinquished by foreclosure or deed-in-lieu of foreclosure transactions, for an aggregate sales price of $507.5 million, of which our share was $491.0 million, resulting in consolidated proceeds of $366.2 million after a mortgage loan assumption and closing costs, including 15 properties disposed of in connection with a nonmonetary exchange.

•	Total secured debt decreased by $548.3 million, from $2.65 billion to $2.10 billion.

•	Closed 2017 Bond Offering of $600.0 million and repaid all of the outstanding borrowings under our $500.0 million Credit Facility Term Loan.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the third quarter of 2017, representing an annualized dividend rate of $0.55 per share.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our property type diversification and our top ten concentrations as of September 30, 2017, based on annualized rental income of $1.1 billion, omitting the Excluded Properties.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate assets, excluding properties owned through our unconsolidated joint ventures as of September 30, 2017 and 2016:

	September 30, 2017 (1)	September 30, 2016
Portfolio Metrics
Operating properties	4,093	4,213
Rentable square feet (in millions)	92.2	96.9
Economic occupancy rate (2)	99.0%	98%
Investment-grade tenants (3)	40.1%	41.5%
____________________________________

(1)	Omits the impact of the Excluded Properties, if any.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(3)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our real estate assets, excluding properties owned through our unconsolidated joint ventures, as of September 30, 2017 and 2016:

	September 30, 2017 (1)	September 30, 2016
Economic Metrics
Weighted-average lease term (in years) (2)	9.5	10
Lease rollover (2)(3):
Annual average	4.6%	4.0%
Maximum for a single year	8.3%	5.5%
____________________________________

(1)	Omits the impact of the Excluded Properties, if any.

(2)	Based on annualized rental income of our real estate portfolio as of September 30, 2017.

(3)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics of our business segments to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Financial Metrics
REI Segment
Revenues	$306,543	$331,846	$935,686	$1,008,166
Operating income	$74,468	$85,468	$200,267	$109,292
Net income (loss)	$13,716	$30,006	$56,228	$(83,361)
Funds from operations (“FFO”) attributable to common stockholders and limited partners (1)	$174,935	$179,232	$509,979	$559,115
Adjusted funds from operations (“AFFO”) attributable to common stockholders and limited partners (1)	$175,256	$182,371	$526,951	$545,498
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.18	$0.19	$0.53	$0.58

Cole Capital Segment
Revenues	$27,185	$31,069	$83,001	$94,788
Operating income (loss)	$3,144	$204	$11,975	$(3,150)
Net income	$2,778	$240	$9,242	$760
FFO attributable to common stockholders and limited partners (1)	$2,778	$240	$9,242	$760
AFFO attributable to common stockholders and limited partners (1)	$15,604	$15,737	$32,098	$25,392
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.02	$0.02	$0.03	$0.03

Consolidated
Revenues	$333,728	$362,915	$1,018,687	$1,102,954
Operating income	$77,612	$85,672	$212,242	$106,142
Net income (loss)	$16,494	$30,246	$65,470	$(82,601)
FFO attributable to common stockholders and limited partners (1)	$177,713	$179,472	$519,221	$559,875
AFFO attributable to common stockholders and limited partners (1)	$190,860	$198,108	$559,049	$570,890
Net income (loss) attributable to common stockholders per diluted share (2)	$(0.00)	$0.01	$0.01	$(0.15)
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.19	$0.20	$0.56	$0.61
____________________________________

(1)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

(2)	See “Note 18 – Net Income (Loss) Per Share/Unit” for calculation of net income (loss) per share.
The following table presents the total assets of the Company, by segment (in thousands):

	Total Assets
	September 30, 2017	December 31, 2016
REI segment	$14,522,637	$15,337,623
Cole Capital segment	214,096	249,951
Total	$14,736,733	$15,587,574

Results of Operations
Revenues
The table below sets forth, for the periods presented, certain revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Revenues:
Rental income	$282,341	$303,383	$(21,042)	$862,371	$928,706	$(66,335)
Direct financing lease income	376	494	(118)	1,212	1,598	(386)
Operating expense reimbursements	23,826	27,969	(4,143)	72,103	77,862	(5,759)
Cole Capital revenue:
Offering-related fees and reimbursements	3,882	9,545	(5,663)	12,721	32,850	(20,129)
Transaction service fees and reimbursements	4,000	3,779	221	13,159	10,639	2,520
Management fees and reimbursements	19,303	17,745	1,558	57,121	51,299	5,822
Total Cole Capital revenue	27,185	31,069	(3,884)	83,001	94,788	(11,787)
Total revenues	$333,728	$362,915	$(29,187)	$1,018,687	$1,102,954	$(84,267)
Rental Income
The decrease in rental income of $21.0 million and $66.3 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to the disposition of 413 consolidated properties subsequent to January 1, 2016.
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
Offering-Related Fees and Reimbursements
Offering-related fees and reimbursements include selling commissions, dealer manager fees and/or distribution and stockholder servicing fees earned from selling securities in the Cole REITs. The Company reallows 100% of selling commissions and may reallow all or a portion of our dealer manager and distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares sold by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The following table represents offering-related fees and reimbursements as well as amounts reallowed during the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Offering-related fees and commissions	$3,094	$7,245	$(4,151)	$10,102	$25,404	$(15,302)
Offering-related reimbursements	788	2,300	(1,512)	2,619	7,446	(4,827)
Less: reallowed fees and commissions	2,373	5,897	(3,524)	7,907	20,940	(13,033)
Offering-related fees and reimbursements, net of reallowed	$1,509	$3,648	$(2,139)	$4,814	$11,910	$(7,096)
The decrease in offering-related fees and reimbursements, net of reallowed fees and commissions of $2.1 million and $7.1 million during the three and nine months ended September 30, 2017 was a direct result of a $70.0 million and $208.6 million decrease in capital raise, respectively, as compared to the same periods in 2016. The decrease in capital raise was primarily due to the closing of the CCIT II offering on September 17, 2016 partially offset by aggregate increases in capital raise on behalf of INAV, CCPT V and CCIT III of $7.2 million and $39.2 million during the three and nine months ended September 30, 2017 as compared to the same periods in 2016.

Transaction Service Fees and Reimbursements
Transaction service fees and reimbursement revenue consist primarily of acquisition and disposition fees earned from acquiring and selling properties on behalf of the Cole REITs and other real estate programs. The increase of $0.2 million during the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in acquisition fees of $0.5 million, partially offset by a decrease in disposition fees of $0.2 million. The increase of $2.5 million during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to an increase in acquisition fees of $1.7 million as well as an increase in disposition fees of $0.7 million.
Management Fees and Reimbursements
Management fees and reimbursement revenue represents advisory, asset and property management fees for operating, leasing and managing the portfolios of the Cole REITs and other real estate programs. The increase of $1.6 million and $5.8 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to an increase in the average assets under management from $7.1 billion and $6.9 billion for the three and nine months ended September 30, 2016, respectively, to $7.8 billion and $7.6 billion for the three and nine months ended September 30, 2017, respectively, and an increase in reimbursement revenue of $0.2 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Operating expenses:
Cole Capital reallowed fees and commissions	$2,373	$5,897	$(3,524)	$7,907	$20,940	$(13,033)
Acquisition-related expenses	909	90	819	2,282	373	1,909
Litigation and other non-routine costs, net of insurance recoveries	9,507	4,630	4,877	36,793	2,372	34,421
Property operating expenses	30,645	34,820	(4,175)	96,288	107,832	(11,544)
General and administrative expenses	29,796	29,761	35	88,355	92,255	(3,900)
Depreciation and amortization expenses	176,523	195,173	(18,650)	543,963	596,826	(52,863)
Impairments	6,363	6,872	(509)	30,857	176,214	(145,357)
Total operating expenses	$256,116	$277,243	$(21,127)	$806,445	$996,812	$(190,367)
Acquisition-Related Expenses
Subsequent to the adoption of ASU 2017-01 as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements, acquisition-related expenses consist primarily of internal salaries allocated to acquisition-related activities as well as costs incurred for deals that were not consummated.
The increase of $0.8 million and $1.9 million in acquisition-related expenses for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to an increase in allocated internal salaries resulting from time spent on acquiring commercial properties during the three and nine months ended September 30, 2017. We resumed property acquisitions in the fourth quarter of 2016 and have acquired 72 properties and three land parcels for an aggregate purchase price of $534.1 million subsequent to September 30, 2016.
Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The increase of $4.9 million and $34.4 million during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was due to an increase of $4.3 million and $23.1 million, respectively, in legal fees incurred related to the Audit Committee Investigation and related litigation and investigations during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. Additionally, the Company recognized $11.2 million of insurance recoveries during the nine months ended September 30, 2016. No insurance recoveries were recognized during the nine months ended September 30, 2017.

Property Operating Expenses and Operating Expense Reimbursement
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Property operating expenses	$30,645	$34,820	$(4,175)	$96,288	$107,832	$(11,544)
Less: Operating expense reimbursements	23,826	27,969	(4,143)	72,103	77,862	(5,759)
Property operating expenses, net of operating expense reimbursements	$6,819	$6,851	$(32)	$24,185	$29,970	$(5,785)
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. There was no significant change in net property operating expenses during the three months ended September 30, 2017 as compared to the same period in 2016. The decrease in net property operating expenses of $5.8 million during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to the disposition of vacant properties and certain properties subject to double-net or modified gross leases. In addition, the Company recognized bad debt expense of $0.9 million related to Ovation Brands, Inc., which filed for Chapter 11 bankruptcy on March 7, 2016.
General and Administrative Expenses
There was no significant change in general and administrative expenses during the three months ended September 30, 2017 as compared to the same period in 2016.
The decrease of $3.9 million during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to a decrease in office expenses of $3.3 million, which related to higher expenses in 2016 for third party IT support services, rent and Cole REITs’ regulatory filings and printing, and a $3.2 million program development cost write-off in 2016, as compared to $0.1 million in 2017, offset by an increase in compensation and benefits of $1.9 million, primarily related to equity-based compensation.
Depreciation and Amortization Expenses
The decrease of $18.7 million and $52.9 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 was primarily due to the disposition of 413 consolidated properties subsequent to January 1, 2016. The Company also recorded $212.6 million of impairment charges on real estate investments, excluding impairment of a property subject to a direct financing lease, subsequent to January 1, 2016, which reduced the carrying value being depreciated and amortized.
Impairments
The Company recorded impairment charges of $6.4 million related to 16 properties during the three months ended September 30, 2017. There was no significant change as compared to the same period in 2016.
The decrease in impairments of $145.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to a decrease in the number of properties impaired from 139 during the nine months ended September 30, 2016 to 53 properties during the nine months ended September 30, 2017. In addition, the decrease was also due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties during the first quarter of 2016, as well as a tenant of 59 restaurant properties filing for bankruptcy during that quarter.

Other (Expense) Income and Income Tax Provision
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	2017 vs 2016 Increase/(Decrease)	2017	2016	2017 vs 2016 Increase/(Decrease)
Other expense and tax provision:
Interest expense	$(71,708)	$(79,869)	$(8,161)	$(219,072)	$(242,763)	$(23,691)
Gain (loss) on extinguishment and forgiveness of debt, net	9,756	(2,003)	11,759	18,691	(1,751)	20,442
Other income, net	1,907	1,744	163	4,540	4,022	518
Equity in income and gain on disposition of unconsolidated entities	374	212	162	805	10,686	(9,881)
Gain (loss) on derivative instruments, net	1,294	(2,023)	3,317	2,710	(3,286)	5,996
(Loss) gain on disposition of real estate and held for sale assets, net	(688)	28,111	(28,799)	54,432	45,723	8,709
Provision for income taxes	(2,053)	(1,598)	455	(8,878)	(1,374)	7,504
Interest Expense
The decrease of $8.2 million and $23.7 million during the three and nine months ended September 30, 2017 as compared to the same periods in 2016 was primarily a result of a decrease in the total outstanding debt balance from $8.5 billion as of June 30, 2016 to $6.0 billion as of September 30, 2017, largely due to the repayment of all outstanding borrowings under the Credit Facility, redemption of $1.3 billion of corporate bonds, and reduction of secured debt with proceeds from the public equity offering in August 2016 and property dispositions, partially offset by the issuance of the 2027 Senior Notes.
Gain (Loss) on Extinguishment and Forgiveness of Debt, Net
The increase of $11.8 million during the three months ended September 30, 2017 as compared to the same period in 2016 was primarily a result of two mortgage loans, each secured by one property, settled by foreclosure or deed-in-lieu of foreclosure for which the Company recognized a gain on forgiveness of debt of $11.5 million, with no comparable gains during the same period in 2016.
The increase of $20.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily a result of the transactions above as well as a deed-in-lieu of foreclosure transaction with the lender of a loan secured by four properties during the three months ended June 30, 2017 for which the Company recognized a gain on forgiveness of debt of $9.0 million, with no comparable gains during the same period in 2016.
Other Income, Net
There was no significant change in other income, net during the three months ended September 30, 2017 as compared to the same period in 2016. The increase of $0.5 million during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to post-closing adjustments recorded during the nine months ended September 30, 2016 related to a multi-tenant asset portfolio sale completed in 2014.

Equity in Income and Gain on Disposition of Unconsolidated Entities
There was no significant change in equity in income and gain on disposition of unconsolidated entities during the three months ended September 30, 2017 as compared to the same period in 2016. The decrease of $9.9 million during the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily the result of a gain of $10.2 million recognized on the disposition of one unconsolidated joint venture owning one property in 2016, with no comparable gain in 2017.
Gain (Loss) on Derivative Instruments, Net
The change from a loss of $2.0 million and $3.3 million during the three and nine months ended September 30, 2016, respectively, as compared to a gain of $1.3 million and $2.7 million during the three and nine months ended September 30, 2017, respectively, was primarily a result of the termination of six interest rate swaps in connection with the early repayment of the outstanding borrowings under our Credit Facility Term Loan during the three months ended September 30, 2017, as discussed in Note 11 – Derivatives and Hedging Activities to our consolidated financial statements, which resulted in a gain of $1.1 million. The Company also recorded a loss of $3.3 million during the three months ended September 30, 2016 due to the termination of two interest rate swaps.
(Loss) Gain on Disposition of Real Estate and Held For Sale Assets, Net
The change in (loss) gain on disposition of real estate and held for sale assets, net from a gain of $28.1 million to a loss of $0.7 million during the three months ended September 30, 2017 as compared to the same period in 2016, was due to the Company’s disposition of 23 properties, excluding two properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate sales price of $65.4 million which resulted in a loss of $0.7 million during the three months ended September 30, 2017, as compared to the disposal of 78 properties for an aggregate sales price of $291.2 million during the same period in 2016 for a gain of $28.5 million. During the three months ended September 30, 2016, the Company also recognized a loss of $0.4 million related to assets classified as held for sale, with no comparable loss during the same period in 2017.
The increase in gain on disposition of real estate and held for sale assets, net of $8.7 million during the nine months ended September 30, 2017 as compared to the same period in 2016, was due to the Company’s disposition of 106 properties, excluding six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate sales price of $507.5 million which resulted in a gain of $54.9 million during the nine months ended September 30, 2017, as compared to the disposal of 223 properties for an aggregate sales price of $672.5 million during the same period in 2016 for a gain of $50.7 million, which included $28.8 million of goodwill allocation related to the sales. During the nine months ended September 30, 2017, the Company also recognized a loss of $0.5 million related to assets classified as held for sale, as compared to a loss of $5.0 million during the same period in 2016.
Provision for Income Taxes
The consolidated provision for income taxes of $2.1 million and $8.9 million for the three and nine months ended September 30, 2017 as compared to a provision of $1.6 million and $1.4 million for the same periods in 2016 reflects an overall increase in expense primarily related to an increase in net income in the TRS of the Cole Capital segment during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. During the nine months ended September 30, 2017, the Company also recognized $1.7 million of Canadian tax on the gain on the sale of certain Canadian properties.
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

NAREIT defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets and impairment write-downs on depreciable real estate including the pro rata share of adjustments for unconsolidated partnerships and joint ventures. We calculated FFO in accordance with NAREIT's definition described above.
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

The table below presents FFO and AFFO for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated	2017	2016	2017	2016
Net income (loss)	$16,494	$30,246	$65,470	$(82,601)
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(53,919)	(53,919)
Loss (gain) on disposition of real estate assets, net	688	(28,111)	(54,432)	(55,921)
Depreciation and amortization of real estate assets	171,576	187,898	529,304	574,125
Impairment of real estate	6,363	6,872	30,857	176,214
Proportionate share of adjustments for unconsolidated entities	565	540	1,941	1,977
FFO attributable to common stockholders and limited partners	177,713	179,472	519,221	559,875

Acquisition-related expenses	909	90	2,282	373
Litigation and other non-routine costs, net of insurance recoveries	9,507	4,630	36,793	2,372
Gain on investment securities	—	—	(65)	—
(Gain) loss on derivative instruments, net	(1,294)	2,023	(2,710)	3,286
Amortization of premiums and discounts on debt and investments, net	(1,442)	(3,553)	(3,989)	(12,009)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,210	1,632	4,218	4,176
Net direct financing lease adjustments	491	571	1,576	1,720
Amortization and write-off of deferred financing costs	6,028	6,878	18,702	21,646
Amortization of management contracts	4,146	6,240	12,438	19,931
Deferred tax expense (benefit) (1)	6,277	6,941	3,608	(933)
(Gain) loss on extinguishment and forgiveness of debt, net	(9,756)	2,003	(18,691)	1,751
Straight-line rent, net of bad debt expense related to straight-line rent	(9,955)	(12,319)	(33,622)	(41,027)
Equity-based compensation expense	3,664	2,588	11,223	7,097
Other amortization and non-cash charges	739	929	2,000	2,423
Proportionate share of adjustments for unconsolidated entities	(2)	(17)	101	209
Adjustments for Excluded Properties	2,625	—	5,964	—
AFFO attributable to common stockholders and limited partners	$190,860	$198,108	$559,049	$570,890

Weighted-average shares of common stock outstanding - basic	974,167,088	943,480,170	974,060,160	917,233,898
Limited Partner OP Units and effect of dilutive securities (2)	24,258,683	25,206,373	24,109,327	24,663,667
Weighted-average shares of common stock outstanding - diluted (3)	998,425,771	968,686,543	998,169,487	941,897,565

AFFO attributable to common stockholders and limited partners per diluted share	$0.19	$0.20	$0.56	$0.61
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

The table below presents FFO and AFFO for the REI segment for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
REI segment:	2017	2016	2017	2016
Net income (loss)	$13,716	$30,006	$56,228	$(83,361)
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(53,919)	(53,919)
Loss (gain) on disposition of real estate assets, net	688	(28,111)	(54,432)	(55,921)
Depreciation and amortization of real estate assets	171,576	187,898	529,304	574,125
Impairment of real estate	6,363	6,872	30,857	176,214
Proportionate share of adjustments for unconsolidated entities	565	540	1,941	1,977
FFO attributable to common stockholders and limited partners	174,935	179,232	509,979	559,115

Acquisition-related expenses	909	90	2,246	334
Litigation and other non-routine costs, net of insurance recoveries	9,507	4,630	36,793	2,372
Gain on investment securities	—	—	(65)	—
(Gain) loss on derivative instruments, net	(1,294)	2,023	(2,710)	3,286
Amortization of premiums and discounts on debt and investments, net	(1,442)	(3,553)	(3,989)	(12,009)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,210	1,632	4,218	4,176
Net direct financing lease adjustments	491	571	1,576	1,720
Amortization and write-off of deferred financing costs	6,028	6,878	18,702	21,646
(Gain) loss on extinguishment and forgiveness of debt, net	(9,756)	2,003	(18,691)	1,751
Straight-line rent, net of bad debt expense related to straight-line rent	(9,955)	(12,319)	(33,622)	(41,027)
Equity-based compensation expense	2,000	1,201	6,447	3,925
Other amortization and non-cash charges	—	—	2	—
Proportionate share of adjustments for unconsolidated entities	(2)	(17)	101	209
Adjustments for Excluded Properties	2,625	—	5,964	—
AFFO attributable to common stockholders and limited partners	$175,256	$182,371	$526,951	$545,498

Weighted-average shares of common stock outstanding - basic	974,167,088	943,480,170	974,060,160	917,233,898
Limited Partner OP Units and effect of dilutive securities (1)	24,258,683	25,206,373	24,109,327	24,663,667
Weighted-average shares of common stock outstanding - diluted (2)	998,425,771	968,686,543	998,169,487	941,897,565

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.19	$0.53	$0.58
____________________________________

(1)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(2)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

The table below presents FFO and AFFO for the Cole Capital segment for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Cole Capital segment:	2017	2016	2017	2016
Net income	$2,778	$240	9,242	$760
FFO attributable to common stockholders and limited partners	2,778	240	9,242	760

Acquisition-related expenses	—	—	36	39
Amortization of Management Contracts	4,146	6,240	12,438	19,931
Deferred tax benefit (expense) (1)	6,277	6,941	3,608	(933)
Equity-based compensation expense	1,664	1,387	4,776	3,172
Other amortization and non-cash charges	739	929	1,998	2,423
AFFO attributable to common stockholders and limited partners	$15,604	$15,737	$32,098	$25,392

Weighted-average shares of common stock outstanding - basic	974,167,088	943,480,170	974,060,160	917,233,898
Limited Partner OP Units and effect of dilutive securities (2)	24,258,683	25,206,373	24,109,327	24,663,667
Weighted-average shares of common stock outstanding - diluted (3)	998,425,771	968,686,543	998,169,487	941,897,565

AFFO attributable to common stockholders and limited partners per diluted share	$0.02	$0.02	$0.03	$0.03
_________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	fund capital expenditures, tenant improvements and leasing costs;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	pay litigation costs; and

•	fund property acquisitions.

We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of debt and equity securities.

2017 Bond Offering
On August 11, 2017, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.950% Senior Notes due 2027. As discussed in Note 10 – Debt, the Company subsequently used the proceeds from the 2017 Bond Offering to repay borrowings, including swap termination costs and accrued and unpaid interest under its $500.0 million Credit Facility Term Loan on August 11, 2017. The Company used the remaining proceeds to pay down secured debt.
Continuous Equity Offering Program
On September 19, 2016, the Company registered the Program pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of September 30, 2017, no shares of common stock have been issued pursuant to the Program.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million shares of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warrant. During the nine months ended September 30, 2017, the Company repurchased 68,759 shares of Common Stock in multiple open market transactions for $0.5 million as part of the Share Repurchase Program.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the nine months ended September 30, 2017, we disposed of 112 properties, including six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate sales price of $507.5 million, of which our share was $491.0 million, resulting in consolidated proceeds of $366.2 million after a mortgage loan assumption and closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
As of September 30, 2017, the Credit Facility had no outstanding balance and allowed for maximum borrowings of $2.3 billion under its revolving credit facility, subject to borrowing availability. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. The Operating Partnership used a portion of the proceeds from the 2017 Bond Offering discussed above to repay all of the outstanding borrowings, including swap termination costs and accrued and unpaid interest, under the Credit Facility’s $0.5 billion Credit Facility Term Loan on August 11, 2017
The revolving credit facility generally bears interest at an annual rate of London Inter-Bank Offer Rate (“LIBOR”) plus 1.00% to 1.80% or Base Rate plus 0.00% to 0.80% (based upon our then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR, determined on a daily basis. The Credit Facility Term Loan generally bears interest at an annual rate of LIBOR plus 1.15% to 2.05%, or Base Rate plus 0.15% to 1.05% (based upon our then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.

The Credit Agreement provides for monthly interest payments under the Credit Facility. In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Credit Facility terminates on June 30, 2018, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for a one-year extension option, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a fee equal to 0.15% to 0.25% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the revolving credit facility. In addition, the OP incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2017.
Corporate Bonds
Summary and Obligations
As of September 30, 2017, the OP had $2.85 billion aggregate principal amount of Senior Notes. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our existing Senior Notes during the nine months ended September 30, 2017. The covenants of our new Senior Notes are the same as our existing Senior Notes. As of September 30, 2017, the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes.

Convertible Debt
Summary and Obligations
As of September 30, 2017, the Company had $1.0 billion aggregate principal amount of Convertible Notes. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of September 30, 2017.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of September 30, 2017, we had non-recourse mortgage indebtedness of $2.1 billion, which was collateralized by 502 properties, reflecting a net decrease from December 31, 2016 of $541.0 million, primarily resulting from our disposition activity during the nine months ended September 30, 2017. Our mortgage indebtedness bore interest at the weighted-average rate of 4.91% per annum and had a weighted-average maturity of 4.4 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At September 30, 2017, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements.
Other Debt
As of September 30, 2017, the Company had a secured term loan from KBC Bank, N.V. with an outstanding principal balance of $13.7 million and remaining unamortized premium of $21,000 (the “KBC Loan”). At September 30, 2017, the interest coupon on the KBC Loan was fixed at 5.81%. Subsequent to September 30, 2017, the Company repaid the remaining outstanding principal balance of the KBC Loan. The KBC Loan provided for monthly payments of both principal and interest.
Dividends
On August 2, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of  $0.55 per share) for the third quarter of 2017 to stockholders of record as of September 29, 2017, which was paid on October 16, 2017. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 15 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of September 30, 2017, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes and other debt	$2,102,639	$69,639	$471,560	$650,620	$910,820
Interest payments - mortgage notes and other debt (1) (2)	449,228	100,938	183,146	118,855	46,289
Principal payments - Credit Facility	—	—	—	—	—
Interest payments - Credit Facility (1) (2)	—	—	—	—	—
Principal payments - corporate bonds	2,850,000	—	750,000	400,000	1,700,000
Interest payments - corporate bonds	724,018	114,631	192,713	162,900	253,774
Principal payments - convertible debt	1,000,000	597,500	—	402,500	—
Interest payments - convertible debt	63,231	29,940	30,188	3,103	—
Operating and ground lease commitments	319,315	4,906	37,609	36,635	240,165
Total	$7,508,431	$917,554	$1,665,216	$1,774,613	$3,151,048
____________________________________

(1)
As of September 30, 2017, we had $79.2 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $15.4 million of variable rate debt payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis
Operating Activities – During the nine months ended September 30, 2017, net cash provided by operating activities decreased $8.1 million to $596.6 million from $604.7 million during the same period in 2016. The decrease was primarily due to a decrease in rental receipts related to the disposition of 413 consolidated properties subsequent to January 1, 2016 and an increase in costs incurred in relation to the Audit Committee Investigation and related matters, net of insurance recoveries, of $34.4 million. These decreases were partially offset by lower interest payments during the nine months ended September 30, 2017 as compared to the same period in 2016 as a result of a $634.2 million reduction in debt outstanding subsequent to September 30, 2016 and an increase in rental receipts related to the acquisition of 73 consolidated properties subsequent to January 1, 2016.
Investing Activities – Net cash used in investing activities of $43.8 million for the nine months ended September 30, 2017 changed $650.7 million from net cash provided by investing activities of $606.9 million during the same period in 2016. The change was primarily due to a decrease in cash proceeds from dispositions of real estate and a joint venture of $249.0 million, an increase in investments in real estate assets of $383.9 million, a decrease in cash receipts from affiliate line of credit repayments, net of advances of $29.4 million and an increase in deposits, net of uses and refunds for real estate assets of $10.0 million.
Financing Activities – Net cash used in financing activities of $754.8 million decreased $409.2 million during the nine months ended September 30, 2017 from $1.2 billion during the same period in 2016. The decrease was primarily related to the repayment of corporate bonds, including extinguishment costs of $1.3 billion during 2016 with no comparable repayments during the same period in 2017 and a $1.2 billion decrease in repayments, net of debt and swap extinguishment costs on the Credit Facility. These decreases in net cash used in financing activities were partially offset by a $783.0 million decrease in proceeds from borrowing on the revolving credit facility, a decrease in net proceeds from the issuance of Common Stock of $702.8 million during the nine months ended September 30, 2016, with no comparable proceeds during the same period in 2017, a $400.0 million decrease in proceeds from corporate bond issuances, an increase in payments on mortgage notes payable and other debt, including extinguishment costs of $244.0 million and an increase in distributions paid as a result of the issuances of Common Stock on August 10, 2016.
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
Related Party Transactions and Agreements
There have been no related party transactions to report during the nine months ended September 30, 2017 aside from those with the Cole REITs, as further described below.
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
Interest Rate Risk
As of September 30, 2017, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value, excluding deferred financing costs, of $6.1 billion and $6.0 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $240.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $256.4 million.
As of September 30, 2017, our debt included variable-rate debt with a fair value and carrying value each of $15.4 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $0.2 million annually. See “Note 10 – Debt” to our consolidated financial statements.
As of September 30, 2017, our interest rate swaps had a fair value that resulted in an asset of $0.4 million and no related liability. See “Note 11 – Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 4, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Purchased (1)	Average Price Paid Per Share/Unit (2)
July 1, 2017 - July 31, 2017	—	$—
August 1, 2017 - August 31, 2017	—	—
September 1, 2017 - September 30, 2017	552	8.53
Total	552	$8.53
_______________________________________________

(1)
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the third quarter of 2017, the General Partner and the Operating Partnership repurchased the noted shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards.

(2)	With respect to these shares/units, the price paid per share/unit is based on the weighted average closing price on the respective vesting date.
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the General Partner’s outstanding shares of common stock over the subsequent 12 months as market conditions warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares, or pursuant to Rule 10b5-1 under the Exchange Act, from time to time as permitted by securities laws and other legal requirements. During the nine months ended September 30, 2017, the Company repurchased 68,759 shares of Common Stock in multiple open market transactions for $0.5 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. None of the share repurchases under the Share Repurchase Program occurred during the third quarter of 2017.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of VEREIT, Inc. (Incorporated by reference to the Company’s Pre-Effective Amendment No. 5 to Form S-11 (Registration No. 333-172205), filed with the SEC on July 5, 2011).

3.2
Articles Supplementary Relating to the Series A Convertible Preferred Stock of VEREIT, Inc., dated May 10, 2012 (Incorporated by reference to the Company’s Form 8-K (File No. 001-35263), filed with the SEC on May 15, 2012).

3.3
Articles Supplementary Relating to the Series B Convertible Preferred Stock of VEREIT, Inc., dated July 24, 2012 (Incorporated by reference to the Company’s Form 8-K (File No. 001-35263), filed with the SEC on July 30, 2012).

3.4
Articles Supplementary for the Series C Convertible Preferred Stock of VEREIT, Inc., dated June 6, 2013 (Incorporated by reference to the Company’s Form 8-K (File No. 001-35263), filed with the SEC on June 12, 2013).

3.5
Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective July 2, 2013 (Incorporated by reference to the Company’s Form 8-K (File No. 001-35263), filed with the SEC on July 9, 2013).

3.6
Articles Supplementary for the Series D Cumulative Convertible Preferred Stock of VEREIT, Inc., filed November 8, 2013 (Incorporated by reference to the Company’s Form 8-K (File No. 001-35263), filed with the SEC on November 15, 2013).

3.7
Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., effective December 9, 2013 (Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A (File No. 001-35263), filed with the SEC on December 20, 2013).

3.8
Articles Supplementary Relating to the 6.70% Series F Cumulative Redeemable Preferred Stock of VEREIT, Inc., dated January 2, 2014 (Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 333-190056), filed with the SEC on January 3, 2014).

3.9
Articles of Amendment to Articles of Amendment and Restatement of VEREIT, Inc., dated July 28, 2015 (Incorporated by reference to the Company’s Form 8-K (File No. 001-35263), filed with the SEC on July 28, 2015).

3.10
Articles Supplementary to Articles of Amendment and Restatement of VEREIT, Inc., dated August 5, 2015 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

3.11
Amended and Restated Bylaws of VEREIT, Inc., effective as of January 1, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 30, 2015 filed with the SEC on November 5, 2015).

3.12
Certificate of Limited Partnership of VEREIT Operating Partnership, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-197780-01), filed with the SEC on August 1, 2014).

3.13
Amendment to Certificate of Limited Partnership of VEREIT Operating Partnership, L.P., effective July 28, 2015 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

4.1
Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., effective January 3, 2014 (Incorporated by reference to the Company’s Amendment No. 2 to its Annual Report on Form 10-K/A (File No. 001-35263), for the year ended December 31, 2013 filed with the SEC on March 2, 2015).

4.2
First Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated January 26, 2015 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

4.3
Second Amendment to Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated July 28, 2015 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

4.4
Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on July 29, 2013).

4.5
First Supplemental Indenture, dated as of July 29, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on July 29, 2013).

4.6	Form of 3.00% Convertible Senior Notes due 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).
4.7
Second Supplemental Indenture, dated as of December 10, 2013, between American Realty Capital Properties, Inc. and U.S. Bank National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).

4.8	Form of 3.75% Convertible Senior Notes due 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).
4.9
Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).

Exhibit No.	Description
4.10	Officers’ Certificate, dated as of February 6, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).
4.11
Registration Rights Agreement, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein, Barclays Capital Inc. and Citigroup Global Markets Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).

4.12
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 13, 2015).

4.13	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.15	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.16	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.17	Form of 3.950% Convertible Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
12.1*	VEREIT Inc. and VEREIT Operating Partnership, L.P. Consolidated Ratio of Earnings to Fixed Charges
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: November 7, 2017